Form 10-Q
period 2003-10-31
CONNS INC
filed 2003-12-15
CIK 1223389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

Commission File Number 000-50421

CONN’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1672840
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3295 College Street

Beaumont, Texas 77701

(409) 832-1696

(Address, including zip code, and telephone

number, including area code, of registrant’s

principal executive offices)

NONE

(Former name, former address and former

fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐ NO ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 10, 2003:

Class	Outstanding
Common stock, $.01 par value per share	20,719,990

i

CONN APPLIANCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 31, 2003	October 31, 2003
Assets
Current Assets
Cash and cash equivalents	$2,448	$2,286
Accounts receivable, net of allowance for doubtful accounts of $117 at January 31, 2003 and $1,818 at October 31, 2003	12,617	15,593
Interest in securitized assets	60,803	67,638
Inventories	46,118	54,404
Deferred income taxes	3,981	3,799
Prepaid expenses and other assets	3,473	2,889

Total current assets	129,440	146,609
Debt issuance and other costs	543	410
Non-current deferred tax asset	4,785	3,903
Property and equipment
Land	3,746	3,455
Buildings	6,189	7,321
Equipment and fixtures	6,704	7,258
Transportation equipment	2,687	2,835
Leasehold improvements	42,219	43,306

Subtotal	61,545	64,175
Less accumulated depreciation	(23,279)	(25,901)

Total property and equipment, net	38,266	38,274
Goodwill	7,917	7,917
Other assets, net	607	653

Total assets	$181,558	$197,766

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable	$7,500	$8,215
Current portion of long-term debt	7,928	7,567
Accounts payable	24,501	30,585
Accrued expenses	8,601	10,718
Income taxes payable	949	1,384
Deferred income taxes	209	218
Deferred revenue	6,873	6,100
Fair value of derivatives	2,895	1,121
Other current liabilities	—	34

Total current liabilities	59,456	65,942
Long-term debt	36,564	29,560
Non-current deferred tax liability	250	427
Deferred gain on sale of property	977	853
Fair value of derivatives	1,642	630
Stockholders’ equity
Preferred stock ($0.01 par value, 300,000 shares authorized; 174,648 issued and outstanding at both dates), 10% cumulative dividend	15,226	15,226
Common stock	172	172
Accumulated other comprehensive income	2,751	4,506
Retained earnings	68,131	84,061
Treasury stock at cost	(3,611)	(3,611)

Total stockholders’ equity	82,669	100,354

Total liabilities and stockholders’ equity	$181,558	$197,766

See accompanying notes to consolidated financial statements.

CONN APPLIANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2003	2002	2003
Revenues
Product sales	$83,336	$92,484	$252,373	$280,961
Service maintenance agreement commissions (net)	5,144	5,758	17,081	17,347
Service revenues	5,106	4,735	14,455	14,111

Total net sales	93,586	102,977	283,909	312,419
Finance charges and other	13,737	14,413	41,479	42,887

Total revenues	107,323	117,390	325,388	355,306

Cost and Expenses
Cost of goods sold, including warehousing and occupancy costs	64,215	72,687	195,854	222,558
Cost of parts sold, including warehousing and occupancy costs	1,168	1,038	3,418	3,091
Selling, general and administrative expense	31,371	33,405	95,284	97,559
Provision for bad debts	1,407	1,215	2,895	3,403

Total cost and expenses	98,161	108,345	297,451	326,611

Operating income	9,162	9,045	27,937	28,695
Interest expense	2,354	789	5,479	4,004

Income before income taxes	6,808	8,256	22,458	24,691
Provision for income taxes:
Current	3,095	2,599	9,670	8,221
Deferred	(664)	334	(1,674)	540

Total provision for income taxes	2,431	2,933	7,996	8,761

Net income	4,377	5,323	14,462	15,930
Less preferred dividends	(533)	(587)	(1,600)	(1,759)

Net income available for common stockholders	$3,844	$4,736	$12,862	$14,171

Earnings per share:
Basic	$0.23	$0.28	$0.77	$0.85
Diluted	$0.23	$0.28	$0.77	$0.85
Average common shares outstanding:
Basic	16,720	16,720	16,735	16,720
Diluted	16,720	16,720	16,735	16,720

See accompanying notes to consolidated financial statements.

CONN APPLIANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Accumulated Other Com- prehensive Income	Retained Earnings	Treasury Stock		Total
	Shares	Amount	Shares	Amount			Shares	Amount
BALANCE JANUARY 31, 2003	175	$15,226	17,175	$172	$2,751	$68,131	455	$(3,611)	$82,669
Net income						15,930			15,930
Unrealized gain on derivative instruments, net of tax of $727					1,292				1,292
Adjustment of fair value of securitized assets, net of tax of $260					463				463

Total comprehensive income									17,685

BALANCE OCTOBER 31, 2003	175	$15,226	17,175	$172	$4,506	$84,061	455	$(3,611)	$100,354

See accompanying notes to consolidated financial statements.

CONN APPLIANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended October 31,
	2002	2003
Cash flows from operating activities
Net income	$14,462	$15,930

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,017	5,032
Provision for bad debts	2,895	3,403
Provision for deferred income taxes	(1,674)	540
Gain (loss) from sale of property and equipment	(8)	64
Ineffectiveness of derivatives	70	(768)
Change in operating assets and liabilities:
Accounts receivable, net	(13,807)	(12,560)
Inventory	(12,022)	(8,286)
Prepaid expenses and other assets	(1,175)	409
Accounts payable	3,180	6,084
Accrued expenses	1,314	2,117
Income taxes payable	(381)	435
Deferred service contract revenue	1,021	(773)
Other current liabilities	(1)	34

Net cash provided (used) by operating activities	(2,109)	11,661
Cash flows from investing activities
Purchase of property and equipment	(9,431)	(6,260)
Proceeds from sale of property	8	1,289

Net cash used by investing activities	(9,423)	(4,971)
Cash flows from financing activities
Purchase of treasury stock	(200)	—
Net borrowings (payments) under bank credit facilities	17,418	(2,942)
Payments on term note	(3,500)	(2,250)
Debt issuance costs	(1,523)	(203)
Payment of promissory notes	(994)	(1,457)

Net cash provided (used) by financing activities	11,201	(6,852)

Net change in cash	(331)	(162)
Cash and cash equivalents
Beginning of the year	1,571	2,448

End of the year	$1,240	$2,286

See accompanying notes to consolidated financial statements.

CONN APPLIANCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2003

1. Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ended January 31, 2004. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s registration statement on Form S-1, as amended (File No. 333-109046).

The balance sheet at January 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Principles of Consolidation. The consolidated financial statements include the accounts of Conn Appliances, Inc. and its subsidiaries, limited liability companies and limited partnerships, all of which are wholly-owned (the “Company”), which is also known as Conn Texas. All material inter-company transactions and balances have been eliminated in consolidation.

These statements have not been modified to reflect the merger with Conn’s, Inc. that occurred immediately prior to the initial public offering (the “IPO”) of common stock of Conn’s, Inc. that closed on December 1, 2003. See Note 2.

The Company enters into securitization transactions to finance its retail installment and revolving customer receivables. These securitization transactions are accounted for as a sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, because the Company has relinquished control of the receivables. Because the Company has relinquished control over these receivables and does not control the qualifying special purpose entity (“QSPE”) that holds the receivables, the amounts held in these securitization facilities are not included in the consolidated financial statements of the Company.

Earnings Per Share. In accordance with SFAS No. 128, Earnings per Share, the Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any stock options granted calculated under the treasury method. Because there were no options outstanding in the interim periods that were valued in excess of the grant price, there were no such shares included in outstanding share total. Because the preferred dividend obligations of the Company are cumulative, they have been reported in the Consolidated Statements of Operations even though they have not yet been declared as payable.

Goodwill. Goodwill represents primarily the excess of purchase price over the fair market value of net assets acquired. Effective February 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, whereby goodwill is no longer amortized, but rather the Company assesses the potential future impairment of goodwill on an annual basis, or at any other time when impairment indicators exist.

Stock-Based Compensation. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company follows the intrinsic value method of accounting for stock-based compensation issued to employees, as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Because all options have been issued at or above fair value at October 31, 2003, no compensation expense has been recognized under the Company’s stock option plan for any of the financial statements presented.

If compensation expense for the Company’s stock option plan had been recognized using the fair value method of accounting under SFAS No. 123, net income available for common stockholders and earnings per share would have decreased by 2.1% and 1.8%, respectively, for the three months ended October 31, 2002 and 2003, and 1.9% and 1.8%, respectively, for the nine months ended October 31, 2002 and 2003. The fair value of the options issued was estimated on the date of grant, using the minimum valuation option-pricing model with the following weighted average assumptions used for grants in the various option periods: expected risk free interest rates of 6.3% and expected lives of 5 years in all periods. The following table presents the impact to earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123 (in thousands except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2003	2002	2003
Net income available for common stockholders	$3,844	$4,736	$12,862	$14,171
Stock-based compensation, net of tax, that would have been reported under SFAS 123	(81)	(84)	(242)	(253)

Pro forma net income	$3,763	$4,652	$12,620	$13,918

Earnings per share-as reported:
Basic	$0.23	$0.28	$0.77	$0.85
Diluted	$0.23	$0.28	$0.77	$0.85
Pro forma earnings per share:
Basic	$0.23	$0.28	$0.75	$0.83
Diluted	$0.23	$0.28	$0.75	$0.83

Variable Interest Entities. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires the consolidation of entities in which a company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by a company when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company is currently evaluating the effects of the issuance of FIN 46 on the accounting for its leases with Specialized Realty Development Services, LP (“SRDS”). The Company will adopt FIN 46 in its financial statements at January 31, 2004. Except for the possible consolidation of SRDS, the Company does not anticipate the adoption of FIN 46 will have a material impact on the Company’s consolidated financial statements. SRDS is a real estate development company that is owned company by various members of management and individual investors of Stephens Group, Inc. SRDS is developing up to six sites (four of which have been completed) for retail store locations that will be leased to the Company. The Company is obligated to lease each completed project for an initial period of 15 years. If SRDS were to have been consolidated at October 31, 2003, total property and equipment would have increased by $14.9 million, debt would have increased by $14.5 million, and a minority interest of $0.4 million would have been reflected as non-current liability.

2. Initial Public Offering

The IPO resulted in the issuance of 4.0 million additional common shares (before the over-allotment option of 622,500 common shares) with net proceeds to the Company after payment of underwriters’ discounts and estimated expenses of $51.0 million. In addition, the Company expects to redeem preferred stock with a value at December 1, 2003 of $25.4 million for cash of $1.7 million and common stock of approximately 1,711,833 shares. Because a significant portion of the proceeds of the offering will be used to retire existing variable rate debt that is matched against $20.0 million of interest rate swap agreements that will exist when such debt is paid down, the swap agreements will no long be considered to be cash flow hedges. As a result, the Company expects to recognize changes in fair value of these derivatives after December 1, 2003 as a charge to the Consolidated Statements of Operations, and it will amortize the amount of accumulated comprehensive loss for those derivatives as interest expense over the remaining term of the instruments, which expire in April 2006.

3. Supplemental Disclosure of Revenue and Comprehensive Income

A summary of the classification of the amounts that are included as “Finance charges and other” is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2003	2002	2003
Securitization income	$9,796	$9,318	$29,457	$29,271
Interest income from receivables not sold	159	221	159	630
Insurance commissions	3,427	3,684	10,777	10,296
Other	355	1,190	1,086	2,690

	$13,737	$14,413	$41,479	$42,887

4. Total Comprehensive Income

The components of total comprehensive income for the three months and nine months ended October 31, 2002 and 2003 are presented in the table below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2003	2002	2003
Net income	$4,377	$5,323	$14,462	$15,931
Unrealized gain on derivative instruments, net	388	220	320	2,019
Taxes on unrealized gain on derivatives	(140)	(79)	(115)	(727)
Adjustment of fair value of securitized assets,	(506)	348	(1,227)	722
Taxes on adjustment of fair value of securitized assets	182	(125)	442	(260)

Total comprehensive income	$4,301	$5,687	$13,882	$17,685

5. Unusual Items

Modification to Calculation of Sales Compensation. In April 2003, the Company changed the methodology on how sales commissions are calculated and paid. The previous practice of advancing a semi-monthly draw against commissions to be earned was eliminated. Previous amounts in excess of commissions earned that were held for offset against future commissions were forgiven and were charged to the Consolidated Statements of Operations. As a result of the modification of this program, $0.7 million was charged to the Consolidated Statement of Operations for the nine months ended October 31, 2003 as an unusual or infrequently occurring item.

Automation of Revenue Adjustments. In May 2003, the Company automated its credit control department so that revenue adjustments that were previously estimated based on a manual process were automatically uploaded for posting to a customer’s account. While this process allowed the Company to refine its level of estimation in developing a monthly adjustment and to reduce personnel requirements in this department, it accelerated the recognition of revenue adjustments in the current period, As a result, the Company recognized approximately $0.6 million in write-offs in the nine months ended October 31, 2003 that would have previously been deferred to a future time period.

6. Fair Value of Derivatives

The Company held interest rate swaps and collars with notional amounts totaling $100.0 million as of January 31, 2003 and $70.0 million as of October 31, 2003, with terms extending through 2005. Until September 2002, these instruments were accounted for as cash flow hedges. Of these instruments, $80.0 million were designated as hedges against the Company’s variable interest rate risk related to the cash flows from its interest-only strip. The remaining $20.0 million of these instruments were designated as hedges against the Company’s variable rate debt.

In September 2002, the Company entered into a new agreement to sell customer receivables. As a result of this new agreement, the Company discontinued hedge accounting for the $80.0 million of financial instruments previously designated as hedges against the Company’s interest-only strip. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognized changes in fair value for those derivatives after September 2002 as interest expense and is amortizing the amount of accumulated other comprehensive loss related to those derivatives as interest expense over the remaining term of the instruments, which expire in November 2003. The change had no effect on the $20.0 million of instruments designated as hedges against the Company’s variable rate debt.

Ineffectiveness, which arises from differences between the interest rate stated in the derivative instrument and the interest rate upon which the underlying hedged transaction is based, totaled $0.1 million and $(0.7) million for the three months ended October 31, 2002 and 2003, respectively, and $0.1 million and $(0.8) million for the nine months ended October 31, 2002 and 2003, respectively, and is reflected in “Interest expense” in the Consolidated Statements of Operations. Ineffectiveness for the nine months ended October 31, 2003 includes $0.2 million related to discontinued hedge accounting.

7. Letters of Credit

The Company had outstanding unsecured letters of credit aggregating $10.5 million and $11.3 million at January 31, 2003 and October 31, 2003, respectively, that secure a portion of the QSPE’s asset-backed securitization program, the deductible under the Company’s insurance program and certain international purchase arrangements. The maximum potential amount of future payments under these letters of credit is considered to be the aggregate face amount of each letter of credit. As part of the asset-backed securitization program, the Company arranged for the issuance of a stand-by letter of credit in the amount of $10.0 million to provide assurance to the trustee that monthly funds collected by the Company would be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year and expires in September 2004, at which time the Company expects to renew such obligation. The Company also has an obligation to provide additional letters of credit under its insurance program in amounts considered sufficient by the carrier to cover expected losses of claims that remain open after the expiration of the initial policy coverage period. The letter of credit is callable, at the option of the insurance company, if the Company does not honor its requirement to fund deductible amounts as billed.

8. Stock Preference

As part of the Company’s recapitalization and reorganization that took place in 1998, a total of 213,720 shares of preferred stock were issued in exchange for existing common stock of the Company. These shares were valued as of the date of the transaction at $87.18 per share and bear a cumulative dividend of 10% that is not payable until declared by the Company’s Board of Directors. Such cumulative dividends must be paid before dividends on the common stock can be distributed. At October 31, 2003, there were $9.9 million ($57.25 per share) of accumulated dividends that had not been declared as payable by the Company’s Board of Directors. In September 2003, the Board of Directors did provide for the declaration of the preferred dividend as of December 1, 2003 of $10.2 million ($58.37 per share), contingent upon the completion of the Company’s initial public offering.

9. Contingencies

In December 2002, Martin E. Smith, as named plaintiff, filed a lawsuit against the Company in the state district court in Jefferson County, Texas, that attempts to create a class action for breach of contract and violations of state and federal consumer protection laws arising from the terms of the Company’s service maintenance agreements. The lawsuit alleges an inappropriate overlap in the product warranty periods provided by the manufacturer and the periods covered by the service maintenance agreements that the Company sells. The lawsuit seeks unspecified actual damages as well as an injunction against the Company’s current practices and extension of affected service contracts. The Company believes that the warranty periods covered in its service maintenance agreements are consistent with industry practice. The Company also believes that it is premature to predict whether class action status will be granted or, if granted, the outcome of this litigation. There is not currently a basis on which to estimate a range of potential loss in this matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. We sometimes use words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project” and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about us that may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	our growth strategy and plans regarding opening new stores and entering adjacent and new markets, including our plans to continue expanding into the Dallas/Fort Worth metroplex;

•	our intention to update or expand existing stores;

•	estimated capital expenditures and costs related to the opening of new stores or the update or expansion of existing stores;

•	our cash flows from operations, borrowings from our revolving line of credit and proceeds from securitizations to fund our operations, debt repayment and expansion;

•	technological and market developments, growth trends and projected sales in the home appliance and consumer electronics industry, including with respect to digital products like DVD players, HDTV, digital radio, home networking devices and other new products, and our ability to capitalize on such growth;

•	our relationships with key suppliers;

•	the adequacy of our distribution and information systems and management experience to support our expansion plans;

•	our expectations regarding competition and our competitive advantages;

•	the outcome of litigation affecting our business; and

•	non-payment of dividends.

Additional important factors that could cause our actual results to differ materially from our expectations are discussed under Risk Factors in our Form 8-K filed on December 11, 2003. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report might not happen.

The forward-looking statements in this report reflect our views and assumptions only as of the date of this report. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

General

The following discussion and analysis is intended to provide you with a more insightful understanding of our financial condition and performance in the indicated periods, including an analysis of those key factors that contributed to our financial condition and performance and that are, or are expected to be, the key “drivers” of our business.

We are a specialty retailer that sells major home appliances, including refrigerators, freezers, washers, dryers and ranges, and a variety of consumer electronics, including projection, plasma and LCD televisions, camcorders, VCRs, DVD players and home theater products. We also sell home office equipment, lawn and garden products and bedding, and we continue to introduce additional product categories for the home to help increase same store sales and to respond to our customers’ product needs. We require all sales personnel to specialize in home appliances, consumer electronics, or “track” products which include small appliances, computers, camcorders, DVD players, cameras and telephones that are sold within the interior of a large, colorful track that circles the interior floor of our stores. We currently operate 45 retail locations in Texas and Louisiana.

Unlike many of our competitors, we provide in-house credit options for our customers. Historically, we have financed over 56% of our retail sales. We finance substantially all of our customer receivables through an asset-backed securitization facility, and we derive servicing fee income and interest income from these assets. As part of our asset-backed securitization facility, we have created a qualifying special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and to issue asset-backed and variable funding notes to third parties. We transfer receivables, consisting of retail installment contracts and revolving accounts extended to our customers, to the issuer in exchange for cash and subordinated securities. To finance its acquisition of these receivables, the issuer has issued notes to third parties.

We also derive revenues from repair services on the products we sell and from product delivery and installation services we provide to our customers. Additionally, acting as an agent for unaffiliated companies, we sell credit insurance to protect our customers from credit losses due to death, disability, involuntary unemployment and property damage.

Outlook

An explanation of the changes in our operations for the three and nine months ended October 31, 2003 as compared to prior periods begins on page 15. As generally explained in those sections, our pretax income increased by 21.3% and 9.9%, respectively, as a result of higher revenues and lower selling, general and administrative expenses. These improvements in operations were offset by higher cost of goods sold, a decline in the percentage of credit transactions financed, the conversion of $200.0 million of our asset-backed securitization facility from variable interest rates to higher fixed rates, and in the case of the year-to-date operations, several unusual charges or adjustments that negatively impacted our operations. These unusual charges and adjustments included revisions to previous estimates relative to non-cash revenue adjustments of approximately $0.6 million, one-time expenditures of approximately $0.7 million associated with a change in methodology for calculating sales commissions and $0.3 million associated with the settlement of a dispute with a former shareholder.

After reviewing our performance for the three and nine months ended October 31, 2003, we believe that our results of operations for the fourth quarter of our current fiscal year will be positively impacted by the following:

•	a modification of our sales commission plan, which we believe has further aligned our sales personnel compensation with our overall sales objectives;

•	an increase in same store sales from new stores opened in late 2002, greater emphasis on our track operations and opportunities in new product categories, including bedding and lawn and garden.

•	an increase in overall retail sales from our expansion into the Dallas/Fort Worth market in the last 60 to 90 days and a higher penetration of credit sales at these new stores based on our strategic site selection process and our planned direct mail program in this market;

•	a significant reduction in our total interest expense due to the use of proceeds from our recent initial public offering to repay debt and the expiration of $50.0 million in interest rate swap contracts, assuming that interest rates do not increase significantly prior to such expiration; and

•	the introduction of a replacement service maintenance agreement, which we believe will encourage customers to purchase replacement coverage on smaller ticket items sold in our track operation.

The consumer electronics industry depends on new products to drive same store sales increases. Typically, these new products, such as digital televisions and DVD players, are introduced at relatively high price points which are then gradually reduced as the product becomes more mainstream. To maintain positive same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. This has historically been our experience, and we expect this trend to continue.

Application of Critical Accounting Policies

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as “critical accounting estimates.” We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of October 31, 2003.

Transfers of Financial Assets. We transfer customer receivables to the QSPE that issues asset-backed securities to third party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. As we transfer the accounts, we record an asset representing the interest only strip. The gain or loss recognized on these transactions is based on our best estimates of key assumptions, including forecasted credit losses, payment rates, forward yield curves, costs of servicing the accounts and appropriate discount rates. The use of different estimates or assumptions could produce different financial results. For example, if we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates), our interest in securitized assets would have been reduced by $2.9 million as of October 31, 2003, which may have an adverse effect on earnings. We recognize income from our interest in these transferred accounts based on the difference between the interest earned on customer accounts and the costs associated with financing and servicing the transferred accounts. This income is recorded as “Finance charges and other” in our Consolidated Statements of Operations.

Deferred Tax Assets. We have significant net deferred tax assets (approximately $7.1 million as of October 31, 2003), which are subject to periodic recoverability assessments. Realization of our net deferred tax assets may be dependent upon whether we achieve projected future taxable income. Our estimates regarding future profitability may change due to future market conditions, our ability to continue to execute at historical levels and our ability to continue our growth plans. These changes, if any, may require material adjustments to these deferred tax asset balances. For example, if we had assumed that future earnings would have been negative rather than positive, we would have adjusted the net deferred tax asset account downward to zero, which would have reduced net income by the amount of the deferred tax asset.

Intangible Assets. We have significant intangible assets related primarily to goodwill and the costs of obtaining various loans and funding sources. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Effective August 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Prior to adoption of SFAS No. 142, we amortized goodwill over an estimated life of fifteen years on a straight-line basis. Effective with the implementation of SFAS No. 142, we ceased amortizing goodwill and began testing potential impairment of this asset annually based on judgments regarding ongoing profitability and cash flow of the underlying assets. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believe is impaired. Our goodwill balance at October 31, 2003 was $7.9 million.

Revenue Recognition. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligor on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell service maintenance agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These service maintenance agreements are renewal contracts which provide our customers protection against product repair costs arising after the expiration of the manufacturer’s warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amounts of service maintenance agreement revenue deferred at October 31, 2003 and January 31, 2003 were $3.2 million and $3.1 million, respectively, and are included in “Deferred revenue” in the accompanying balance sheets.

Vendor Allowances. We receive funds from vendors for price protection, product rebates, marketing and training and promotion programs which are recorded on the accrual basis as a reduction to the related product cost or advertising expense according to the nature of the program. We accrue rebates based on the satisfaction of terms of the program and sales of qualifying products even though funds may not be received until the end of a quarter or year. If the programs are related to product purchases, the allowances, credits or payments are recorded as a reduction of product cost; if the programs are related to promotion or marketing of the product, the allowances, credits, or payments are recorded as a reduction of advertising expense in the period in which the expense is incurred.

Results of Operations

The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2003	2002	2003
Revenues:
Product sales	77.7%	78.8%	77.6%	79.1%
Service maintenance agreement commissions (net)	4.8	4.9	5.2	4.9
Service revenues	4.7	4.0	4.4	4.0

Total net sales	87.2	87.7	87.3	87.9
Finance charges and other	12.8	12.3	12.7	12.1

Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of goods sold, including warehousing and occupancy cost	59.8	61.9	60.2	62.6
Cost of parts sold, including warehousing and occupancy cost	1.1	0.9	1.1	0.9
Selling, general and administrative expense	29.2	28.5	29.3	27.5
Provision for bad debts	1.3	1.0	0.9	1.0

Total costs and expenses	91.4	92.3	91.5	92.0

Operating income	8.6	7.7	8.5	8.0
Interest expense	2.2	0.7	1.7	1.1

Earnings before income taxes	6.4	7.0	6.8	6.9
Provision for income taxes	2.2	2.5	2.5	2.5

Net income	4.2%	4.5%	4.3%	4.4%

Same store sales growth is calculated by comparing the reported sales by store for all stores that were open throughout a period to reported sales by store for all stores that were open through the prior period. Sales from closed stores have been removed from each period. Sales from relocated stores have been included in each period because each store was relocated within the same general geographic market. Sales from expanded stores have been included in each period.

The presentation of gross margins may not be comparable to other retailers since we include the cost of our in-home delivery service as part of selling, general and administrative expense. Similarly, we include the cost of merchandising our products, including amounts related to purchasing the product, in selling, general and administrative expense. It is our understanding that other retailers may include such costs as part of their cost of goods sold.

Three Months Ended October 31, 2003 Compared to Three Months Ended October 31, 2002

Revenues. Total revenues increased by $10.1 million, or 9.4%, from $107.3 million for the three months ended October 31, 2002 to $117.4 million for the three months ended October 31, 2003. The increase was attributable to increases in net sales of $9.4 million, or 10.0%, and $0.7 million in finance charges and other revenue. Of the $9.4 million increase in net sales, $3.6 million resulted from a same store sales increase of 4.1%, $5.6 million was generated by nine retail locations that were not open for three consecutive months in each period, and $0.2 million resulted from net increases in service maintenance agreement commissions and service revenues. The increase in net sales was due to increased unit volume of sales of approximately $30.6 million that was offset by approximately $21.2 million from lower unit price points. Increased sales in bedding and other new product categories included in the track area accounted for much of the increase in same store sales.

The following table presents the makeup of net sales by product category in each quarter, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales.

	Three Months Ended October 31, 2002		Three Months Ended October 31, 2003		Percent Increase (Decrease)
Category	Amount	Percent	Amount	Percent
Major home appliances	$37,228	39.8%	$39,000	37.9%	4.8%
Consumer electronics	33,376	35.7	37,068	36.0	11.1
Home office equipment	6,031	6.4	7,428	7.2	23.2	(1)
Delivery/installation	999	1.1	1,909	1.9	91.1	(2)
Lawn and garden	2,863	3.1	2,705	2.6	(5.5	)(3)
Bedding	2,171	2.3	3,046	3.0	40.3	(4)
Other	668	0.6	1,328	1.3	99.0	(1)

Total product sales	83,336	89.0	92,484	89.8	11.0
Service maintenance agreement commissions	5,144	5.5	5,758	5.6	11.9
Service revenues	5,106	5.5	4,735	4.6	(7.3	)(5)

Total net sales	$93,586	100.0%	$102,977	100.0%	10.0%

(1)	The increases are due to the new emphasis on track sales

(2)	The increase is due to increase in volume and price increase implemented in fiscal 2003

(3)	The decrease is due to differences in weather conditions between the two periods.

(4)	The increase is due to continuing maturity of this new product category

(5)	The decrease in service revenues is attributable to improved productivity and efficiency in operations. As a result of these improvements, service revenues for the three months ended October 31, 2003 were somewhat softened; however, retrospective settlements that are included in the line item “Finance charges and other” were positively impacted by approximately $0.7 million during the period.

Revenue from “Finance charges and other” increased by approximately $0.7 million, or 4.9%, from $13.7 million for the three months ended October 31, 2002 to $14.4 million for the three months ended October 31, 2003. This increase in revenue resulted primarily from increases in insurance commissions and other revenues of $1.1 million and was offset by decreases in income from the QSPE of $0.4 million. Even though the credit portfolio of the QSPE grew approximately 10.4% from October 31, 2002 to October 31, 2003, the increase in program costs of $1.1 million, or 32.0%, and increased bad debts of $0.3 million, or 20.1%, offset increases in interest charged customers of approximately $1.0 million, or 6.9%, and thereby reduced the income of the QSPE which ultimately is recorded as “Finance charges and other.” The increase in program costs of the QSPE resulted from the increased credit portfolio and the fixing of interest rates on $200.0 million of bonds in late September 2002.

Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $8.5 million, or 13.2%, from $64.2 million for the three months ended October 31, 2002 to $72.7 million for the three months ended October 31, 2003. This increase was generally consistent with the 11.0% increase in net product sales, although cost of products sold increased from 74.9% of net product sales in the quarter ended October 31, 2002 to 76.5% for the quarter ended October 31, 2003. We attribute this product margin decrease to a slight change in product sales mix, price deteriorations in projection televisions and side-by-side refrigerators, and additional competitive pressures. Cost of parts sold, including warehousing and occupancy cost, decreased approximately $0.1 million, or 11.2%, for the same period.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $2.0 million, or 6.5%, from $31.4 million for the three months ended October 31, 2002 to $33.4 million for the three months ended October 31, 2003. The decrease in expense as a percentage of total revenues for this period results from the continuation of our cost control programs and our achievement of economies of scale in our corporate overhead as we continue our revenue growth. It should be noted that this decrease in expense as a percentage of total revenues for this period was unfavorably impacted by start-up costs of approximately $0.9 million associated with our Dallas operations. Specifically, we incurred an estimated $0.4 million of additional advertising costs and absorbed an estimated $0.5 million of sales, service and delivery stand-by personnel costs in order to enter this market. These one-time charges negatively impacted our operating margin for the three months ended October 31, 2003 by as much as .80%. While we expect to continue to incur net advertising expense at a disproportionate rate until we have six to eight stores located in the Dallas/Fort Worth market area, we do believe that most of the stand-by personnel costs have already been absorbed in this quarter.

Provision for Bad Debts. The provision for bad debts decreased by $0.2 million, or 13.7%, due to improved delinquency rates and collections activities associated with our insurance and service programs and the customer receivables not transferred to the QSPE.

Interest Expense. Interest expense decreased by $1.6 million, or 66.5%, from $2.4 million for the three months ended October 31, 2002 to $0.8 million for the three months ended October 31, 2003. The net decrease in interest expense was attributable to the following:

•	Reclassification of amounts previously recorded in other comprehensive income, the impact of SFAS No. 133 and the expiration of $30.0 million in interest rate swap agreements resulted in a decrease in interest expense of approximately $1.5 million; and

•	the decrease in our average outstanding loan balance from $52.8 million to $43.6 million resulted in a decrease in interest expense of approximately $0.1 million.

Provision for Income Taxes. The provision for income taxes increased by $0.5 million, or 20.7%, from $2.4 million for the three months ended October 31, 2002 to $2.9 million for the three months ended October 31, 2003. This increase was generally consistent with the increase in pretax income of 21.3%. Effective tax rates were generally consistent at 35.7% in 2002 and 35.5% in 2003.

Net Income. As a result of the above factors, net income increased $0.9 million, or 21.6%, from $4.4 million for the three months ended October 31, 2002 to $5.3 million for the three months ended October 31, 2003.

Nine Months Ended October 31, 2003 Compared to Nine Months Ended October 31, 2002

Revenues. Total revenues increased by $29.9 million, or 9.2%, from $325.4 million for the nine months ended October 31, 2002 to $355.3 million for the nine months ended October 31, 2003. The increase was attributable to increases in net sales of $28.5 million, or 10.0%, and $1.4 million in finance charges and other revenue. Of the $28.5 million increase in net sales, $0.8 million resulted from a same store sales increase of 0.3%, $27.4 million was generated by nine retail locations that were not open for nine consecutive months in each period, and $0.1 million resulted from net increases in service maintenance agreement commissions and service revenues. The increase in total product sales was due to increased unit volume of sales of approximately $73.2 million offset by approximately $44.6 million from lower unit price points. Increased sales of the lawn and garden product line that we added in the second quarter of fiscal 2000 and increases in bedding sales and other new product categories included in the track area accounted for much of the increase in same store sales.

We believe that at least a portion of the relatively low increase in same store sales was the result of a temporary negative impact on our existing stores caused by opening new stores in existing markets. For example, after opening our Sugarland store in the Houston market in January 2003, retail sales in the market increased by 4.5% during the nine months ended October 31, 2003 compared to the 2002 period, but our same store sales for the existing 16 stores in this market that were open for a full nine months in both periods decreased by 0.5%. Likewise, our San Antonio/Austin market experienced a 21.8% total increase in retail sales as we opened four new stores in the area, while our same store sales for the nine existing stores in this market increased only 3.7%. In addition, in an effort to improve the quality of our credit portfolio, we increased down payment and verification requirements on certain of our credit accounts, which led to lower approval rates, and we modified the selection criteria for our direct mail program, which resulted in fewer credit applications being processed as a percentage of sales and reduced use of “same as cash” interest free promotional programs. We have since modified our down payment requirements and the selection criteria for our direct mail program and “same as cash” interest free promotional programs to previous levels, which we believe will increase our credit penetration while maintaining our historical low delinquency and charge-off rates.

As reflected in the table below, product sales and net sales are increasing at a slower rate than they did in the past. This slowing trend results primarily from a decline, or a decreasing rate of increase, in same store sales within the last 18 to 24 months, indicating that some of our stores may be reaching maturity as it relates to market penetration. However, we believe that we have positioned many of our stores to have potential for additional same store sales increases by re-merchandising our product offerings, training sales personnel to increase closing rates, regularly updating our stores, continuing to emphasize a high level of customer satisfaction, increasing emphasis on bedding and lawn and garden sales and further developing the track area in the center of each of our stores; as a result, we expect that much of our future sales increases will continue to come both from existing and new stores.

The following table presents the makeup of net sales by product category in each nine-month period, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales (dollars in thousands).

	Nine Months Ended October 31, 2002		Nine Months Ended October 31, 2003		Percent Increase (Decrease)
Category	Amount	Percent	Amount	Percent
Major home appliances	$112,985	39.8%	$121,086	38.8%	7.2%
Consumer electronics	99,715	35.1	112,322	36.0	12.6
Home office equipment	18,177	6.4	19,524	6.2	7.4	(1)
Delivery and installation	4,623	1.6	5,780	1.9	25.0	(2)
Lawn and garden	9,035	3.2	10,829	3.5	19.9	(3)
Bedding	5,970	2.1	8,475	2.6	42.0	(3)
Other	1,868	0.7	2,945	0.9	57.7	(1)

Total product sales	252,373	88.9	280,961	89.9	11.3
Service maintenance agreement commissions	17,081	6.0	17,347	5.6	1.6	(4)
Service revenues	14,455	5.1	14,111	4.5	(2.4	)(5)

Total net sales	$283,909	100.0%	$312,419	100.0%	10.0%

(1)	The increases are due to the new emphasis on track sales.

(2)	The increase is due to increase in volume and price increases implemented in fiscal 2003.

(3)	The increase is due to continuing maturity of new product categories.

(4)	The relatively smaller increase in service maintenance agreement commissions reflects the impact of deteriorating price points of consumer electronic items and increased consumer confidence in newer products, which has resulted in fewer customers purchasing extended service maintenance agreements.

(5)	The decrease in service revenues is attributable to improved productivity and efficiency in operations. As a result of these improvements, service revenues for the nine months ended October 31, 2003 were somewhat softened; however, retrospective settlements that are included in the line item “Finance charges and other” were positively impacted by approximately $1.1 million during the period.

Revenue from “Finance charges and other” increased by approximately $1.4 million, or 3.4%, from $41.5 million for the nine months ended October 31, 2002 to $42.9 million for the nine months ended October 31, 2003. This increase in revenue resulted primarily from increases in insurance commissions and other revenues of $1.1 million and increases in income from the QSPE of $0.3 million. Even though the credit portfolio of the QSPE grew approximately 10.4% from October 31, 2002 to October 31, 2003, the increase in program costs of $4.3 million, or 53.6%, and increased bad debts of $0.3 million, or 6.0%, offset increases in interest charged customers of approximately $3.9 million, or 9.0%, and other expense decreases of approximately $0.4 million. The net effect of these changes reduced the income of the QSPE which ultimately is recorded as “Finance charges and other”. The increase in program costs resulted from the increased credit portfolio and the fixing of interest rates on $200 million of bonds in late September 2002. Additionally, during the 2003 period, we replaced a number of manual functions associated with the processing of non-cash revenue adjustments in our credit control group with an auto-post function. While we were able to reduce personnel costs associated with this function, we experienced a one-time revenue decrease of approximately $0.6 million as we converted estimates to actual adjustments. Had we not incurred this revenue adjustment, our percentage increase in “Finance charges and other” during this period would have been 4.8%.

Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $26.7 million, or 13.6%, from $195.8 million for the nine months ended October 31, 2002 to $222.6 million for the nine months ended October 31, 2003. This increase was generally consistent with the 11.3% increase in net product sales, although cost of products sold increased from 75.4% of net product sales in the nine months ended October 31, 2002 to 77.2% for the nine months ended October 31, 2003. We attribute this product margin decrease to a slight change in product sales mix, price deteriorations in projection televisions and side-by-side refrigerators, and additional competitive pressures. Cost of parts sold, including warehousing and occupancy cost, decreased approximately $0.3 million, or 9.6%, for the same period.

Selling, General and Administrative Expense. while selling, general and administrative expense increased by $2.3 million, or 2.4%, from $95.3 million for the nine months ended October 31, 2002 to $97.6 million for the nine months ended October 31, 2003, it decreased as a percentage of revenues from 29.3% to 27.5%. The decrease in expense as a percentage of revenues for this period results from the continuation of our cost control programs and our achievement of economies of scale in our corporate overhead, advertising, and insurance costs as we continue our revenue growth. These cost reduction programs were offset by one-time expenditures of approximately $0.7 million associated with a change in methodology of calculating commissions for sales personnel, $0.3 million for the settlement of a dispute with a former shareholder and an estimated $0.9 million in start up costs associated with our entry into the Dallas/Fort Worth market.

Provision for Bad Debts. The provision for bad debts increased by $0.5 million, or 17.6%, due to higher charge-offs associated with our insurance and service programs and the customer receivables not transferred to the QSPE.

Interest Expense. Interest expense decreased by $1.5 million, or 26.9%, from $5.5 million for the nine months ended October 31, 2002 to $4.0 million for the nine months ended October 31, 2003. The decrease in interest expense was attributable to the following:

•	reclassification of amounts previously recorded in other comprehensive income, the impact of SFAS No. 133 and the expiration of $30 million in interest rate swap agreements resulted in a decrease in interest expense of approximately $1.6 million;

•	the decrease in our average outstanding loan balance from $47.6 million to $46.6 million resulted in a decrease in interest expense of approximately $0.1 million; and

•	the impact of higher interest rates resulted in an increase in interest expense of $0.2 million.

Provision for Income Taxes. The provision for income taxes increased by $0.8 million, or 9.6%, from $8.0 million for the nine months ended October 31, 2002 to $8.8 million for the nine months ended October 31, 2003. This increase was generally consistent with the increase in pretax income of 9.9%; effective tax rates were generally consistent at 35.6% in 2002 and 35.5% in 2003.

Net Income. As a result of the above factors, net income increased $1.4 million, or 10.2%, from $14.5 million for the nine months ended October 31, 2002 to $15.9 million for the nine months ended October 31, 2003.

Liquidity and Capital Resources

Current Activities

As a result of the completion of our initial public offering that initially closed and funded on December 1, 2003, we received approximately $52.1 million in cash, net of underwriting discounts of approximately $3.9 million. We expect to utilize approximately $1.0 million of these funds to pay expenses associated with the offering that have not been previously paid. We utilized $45.4 million of the proceeds to pay debt outstanding as of December 1, 2003, as detailed below:

•	$5.0 million was used to pay down term debt under our bank credit facility; the remaining $5.5 million will be repaid in quarterly installments of $1.5 million beginning in January 2004;

•	$30.0 million was used to pay down on our revolving line of credit under our bank credit facility ($9.5 million received after July 31, 2003);

•	$3.4 million was used to pay down borrowings under a short-term bank line of credit ($1.6 million received after July 31, 2003);

•	$3.5 million was used to retire short-term debt payable to an insurance company; and

•	$3.5 million ($0.5 million paid after July 31, 2003) was used to retire debt payable to previous shareholders.

The balance of the net proceeds of our initial public offering, including any net proceeds received if the underwriters exercise their over-allotment option, will be used to redeem a portion of our outstanding preferred stock and for general corporate purposes.

After payment of the above obligations, we will owe approximately $5.5 million on the term note under our bank credit facility. We will have available to us for general corporate purposes $40.0 million under the revolving line of credit (based on qualifying assets) and $8.0 million under our unsecured bank line of credit. We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt and the QSPE’s asset-backed securitization facilities. Based on our current operating plans, we believe that cash generated from operations, available borrowings under our bank credit facility and access to the unfunded portion of the variable funding portion of the QSPE’s asset-backed securitization program will be sufficient to fund our operations, store expansion and updating activities and capital programs through at least January 31, 2006. However, there are several factors that could decrease cash provided by operating activities, including:

•	reduced demand for our products;

•	more stringent vendor terms on our inventory purchases;

•	increases in product cost that we may not be able to pass on to our customers;

•	reductions in product pricing due to competitor promotional activities;

•	increases in the retained portion of our receivables portfolio under our current QSPE’s asset-backed securitization program as a result of changes in performance;

•	inability to expand our capacity for financing our receivables portfolio under new or replacement QSPE asset-backed securitization programs or a requirement that we retain a higher percentage of the credit portfolio under such new programs;

•	increases in program costs (interest and administrative fees relative to our receivables portfolio associated with the funding of our receivables); and

•	increases in personnel costs required for us to stay competitive in our markets.

During the nine months ended October 31, 2003, net cash provided by operating activities increased $13.8 million from a negative $2.1 million used in the 2002 period to a positive $11.7 million provided in the 2003 period. The net increase in cash provided from operations resulted primarily from an increase in net income of $1.5 million and non-cash depreciation expense, bad debt provision, deferred tax provision and gain on the sale of property of $1.0 million, $0.5 million, $2.2 million, and $0.1 million, respectively, a decrease in cash required to fund receivables of $1.2 million, a decrease in cash required for inventories of $3.7 million, a decrease in cash required for prepaid expenses and other of $1.6 million, an increase in accounts payable, accrued expenses and other liabilities of $3.7 million, and an in increase in income taxes payable of $0.8 million. These increases in cash were offset by cash requirements for decreases in interest ineffectiveness and increases in deferred service contract revenue of $0.8 million and $1.8 million, respectively.

We offer promotional credit programs to certain customers that provide for “same as cash” interest free periods of varying terms, generally three, six or 12 months. These promotional accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 18% of eligible securitized receivables. The percentage of eligible securitized receivables represented by promotional receivables was 12.8% and 12.2% as of October 31, 2002 and October 31, 2003, respectively. If we exceed this 18% limit, we would be required to use some of our other capital resources to fund the unpaid balances of the receivables for the promotional period. The weighted average promotional period was 10.7 months and 10.7 months for promotional receivables outstanding as of October 31, 2002 and October 31, 2003, respectively. The weighted average remaining term on those same promotional receivables was 7.1 months and 7.0 months, respectively. While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables, we receive less income as a result of a reduced net interest margin used in the calculation of the gain on the sale of receivables. As a result, the existence of the interest free extended payment terms negatively impacts the gains or losses as compared to other receivables.

Net cash used by investing activities decreased by $4.4 million, or 47.2%, from $9.4 million for the nine months ended October 31, 2002, to $5.0 million for the nine months ended October 31, 2003. The decrease in cash used resulted primarily from a reduction in the purchase of property and equipment of $3.2 million and an increase in the proceeds from the sale of property of $1.2 million. The decrease in cash expended for property and equipment resulted from fewer store openings and relatively fewer stores that were updated in the 2003 period. Based on current plans, we do expect to increase expenditures for property and equipment in the next three months as we open additional stores and improve our warehouse facility in the Dallas/Fort Worth market.

Net cash required by financing activities increased $18.1 million from $11.2 million in net cash provided during the nine months ended October 31, 2002 to $6.9 million in net cash used during the nine months ended October 31, 2003. This use of cash resulted primarily from the net effect of net repayments of borrowings of $20.4 million that were offset by decreases in payments of term debt and promissory notes of $0.8 million, a decrease in cash required for debt issuance costs of $1.3 million and a decrease in cash required for treasury stock purchases of $0.2 million.

Off-Balance Sheet Financing Arrangements

Because we extend credit in connection with a large portion of our retail, service maintenance and credit insurance sales, we have created a qualified special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and to issue asset-backed and variable funding notes to third parties. We transfer receivables, consisting of retail installment contracts and revolving accounts extended to our customers, to the issuer in exchange for cash and unsecured promissory notes. To finance its acquisition of these receivables, the issuer has issued the notes described below to third parties. The unsecured promissory notes issued to us are subordinate to these third party notes.

At October 31, 2003, the issuer has issued two series of notes: a Series A variable funding note with a capacity of $250.0 million purchased by Three Pillars Funding Corporation and three classes of Series B notes in the aggregate amount of $200.0 million. The Series A variable funding note is rated A1/P1 by Standard and Poors and Moody’s, respectively. These ratings represent the highest rating (“highest quality”) of each rating agency’s three short-term investment grade ratings, except that Standard and Poors could add a “+” which would convert the “highest quality” rating to an “extremely strong” rating. The Series B notes consist of: Class A notes in the amount of $120.0 million, rated Aaa by Moody’s representing the highest rating (“highest quality”) of the four long term investment grade ratings provided by this organization; and Class B notes in the amount of $57.8 million, rated A2 by Moody’s representing the middle of the third rating (“upper medium quality”) of the four long term investment grade ratings provided by this organization; and Class C notes in the amount of $22.2 million, rated Baa2/BBB by Moody’s and Fitch, respectively. These ratings represent the lowest of the four investment grades (“medium quality”) provided by these organizations. The ratings disclosed are not recommendations to buy, sell or hold securities. These ratings may be changed or withdrawn at any time without notice, and each of the ratings should be evaluated independently of any other rating. We are not aware of a rating by any other rating organization and are not aware of any changes in these ratings. Private institutional investors, primarily insurance companies, purchased the Series B notes. The issuer used the proceeds of these issuances, along with funds provided by us from borrowings under our bank credit facility, to purchase eligible accounts receivable from us and to fund a required $8.0 million restricted cash account for credit enhancement of the Series B notes.

We are entitled to a monthly servicing fee, so long as we act as servicer, in an amount equal to .0025% multiplied by the average aggregate principal amount of receivables plus the amount of average aggregate defaulted receivables. The issuer records revenues equal to the interest charged to the customer on the receivables less losses, the cost of funds, the program administration fees paid to either Three Pillars Funding Corporation or the Series B noteholders, and the servicing fee. SunTrust Capital Markets, Inc. serves as an administrative agent for Three Pillars Funding Corporation in connection with the Series A variable funding note. SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., was one of the underwriters for our initial public offering.

The Series A variable funding note permits the issuer to borrow funds up to $250 million to purchase receivables from us, thereby functioning as a “basket” to accumulate receivables. When borrowings under the Series A variable funding note approach $250 million, the issuer intends to refinance the receivables by issuing a new series of notes and to use the proceeds to pay down the outstanding balance of the Series A variable funding note, so that the basket will once again become available to accumulate new receivables. As of October 31, 2003, borrowings under the Series A variable funding note were $54.0 million.

The Series A variable funding note matures on September 1, 2007. The issuer will repay the Series A variable funding note and any refinancing note with amounts received from customers pursuant to receivables that we transferred to the issuer. Beginning on October 20, 2006, the issuer will begin to make scheduled principal payments on the Series B notes with amounts received from customers pursuant to receivables that we transferred to the issuer. To the extent that the issuer has not otherwise repaid the Series B notes, they mature on September 1, 2010.

The Series A variable funding note bears interest at the commercial paper rate plus an applicable margin in most instances of 0.8%, and the Series B notes have fixed rates of 4.469%, 5.769% and 8.180% for the Class A, B and C notes, respectively. In addition, there is an annual administrative fee and a non-use fee associated with the unused portion of the committed facility.

We are not directly liable to the lenders under the asset-backed securitization facility; however, in the ordinary course of business, the issuer transfers accounts to us to enable us to maintain the funds available under the asset-backed securitization facility at its contemplated level. If the issuer is unable to repay the Series A and Series B notes due to its inability to collect the transferred customer accounts, the issuer could not pay the subordinated notes it has issued to us in partial payment for transferred customer accounts, and the Series B lenders could claim the balance in the restricted cash account. We are also contingently liable under a $10.0 million letter of credit that secures our performance of our obligations or services under the servicing agreement as it relates to the transferred assets that are part of the asset-backed securitization facility.

The issuer is subject to certain affirmative and negative covenants contained in the transaction documents governing the Series A variable funding note and the Series B notes, including covenants that restrict, subject to specified exceptions: the incurrence of additional indebtedness and other obligations and the granting of additional liens; mergers, acquisitions, investments and disposition of assets; and the use of proceeds of the program. The issuer also makes representations and warranties relating to compliance with certain laws, payment of taxes, maintenance of its separate legal entity, preservation of its existence, protection of collateral and financial reporting. In addition, the program requires the issuer to maintain a minimum net worth.

Events of default under the Series A variable funding note and the Series B notes, subject to grace periods and notice provisions in some circumstances, include, among others: failure of the issuer to pay principal, interest or fees; violation by the issuer of any of its covenants or agreements; inaccuracy of any representation or warranty made by the issuer; certain servicer defaults; failure of the trustee to have a valid and perfected first priority security interest in the collateral; default under or acceleration of certain other indebtedness; bankruptcy and insolvency events; failure to maintain certain loss ratios and portfolio yield; change of control provisions and certain events pertaining to us. The issuer’s obligations under the program are secured by the receivables and proceeds.

Both the bank credit facility and the asset-backed securitization program are significant factors relative to our ongoing liquidity and our ability to meet the cash needs associated with the growth of our business. Our inability to use either of these programs because of a failure to comply with their covenants would adversely affect our continued growth. Funding of current and future receivables under the QSPE’s asset-backed securitization program can be adversely affected if we exceed certain predetermined levels of re-aged receivables, size of the secondary portfolio, the amount of promotional receivables, write-offs, bankruptcies or other ineligible receivable amounts. If the funding under the QSPE’s asset-backed securitization program were reduced or terminated, we would have to draw down our bank credit facility more quickly than we have estimated.

In an attempt to acquire retail lease space at more competitive rates, in 2001 we asked some members of our management team and the SGI Affiliates to form Specialized Realty Development Services, LP, or SRDS, a real estate development company that would acquire land and develop projects for our purposes. In order to encourage these members of management and the SGI Affiliates to invest in SRDS, we entered into an arrangement with SouthTrust Bank, NA under which we guaranteed the construction debt of SRDS during the construction of these projects. SRDS is owned by certain members of our management, including Thomas J. Frank, Sr., William C. Nylin, Jr., C. William Frank, David R. Atnip, David W. Trahan, Timothy L. Frank, Robert B. Lee, Jr., Larry W. Coker, and Walter M. Broussard, and certain of the Stephens’ Group Affiliates. We do not own SRDS, and its assets, liabilities, results of operations and cash flows are not recorded on our consolidated financial statements; however, as SRDS drew on the guaranteed construction line of credit, we recorded this construction work in process as an asset and the amount of the guaranteed draws as a liability on our financial statements. As of October 31, 2003, total assets of SRDS were $16.4 million and total liabilities of SRDS were $14.6 million, which are reflected on SRDS’ balance sheet. As of October 31, 2003, four of the six projects SRDS is responsible for developing were operational and the amount of outstanding indebtedness we had guaranteed under this arrangement had been reduced to zero. We do not have any current obligation to guarantee additional SRDS construction debt, and we do not intend to guarantee any SRDS construction debt in the future.

We have leased each completed project from SRDS as a retail store location for an initial period of 15 years. At the time each lease was executed, our guarantee for the construction portion of the real estate loan was released and the related assets and guaranty obligations were removed from our financial statements. The lease then served as collateral for the loan. SRDS charges us annual lease rates of approximately 11.5% of the total cost of each project, which averages approximately $350,000 per year. In addition, we are responsible for the payment of all property taxes, insurance and common area maintenance expenses, which average approximately $70,000 per project per year. We are required to fund all leasehold improvements made to the buildings. Based on independent appraisals performed on each project, we believe that the terms of the leases that have replaced the guaranty obligations are generally more favorable than we could obtain in an arms; length transaction. SRDS pays us an annual management fee of $5,000 for administrative services that we provide to SRDS.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rates under our bank credit facility are variable and are determined, at our option, as the base rate, which is the greater of prime rate or federal funds rate plus 0.50% plus the base rate margin, which ranges from 0.50% to 1.75%, or LIBOR plus the LIBOR margin, which ranges from 1.50% to 2.75%. Accordingly, changes in the prime rate, the federal funds rate or LIBOR, which are affected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, our bank credit facility. We are also exposed to interest rate risk associated with our interest only strip and the subordinated securities we receive from our sales of receivables to the QSPE.

We held interest rate swaps and collars with notional amounts totaling $100.0 million as of January 31, 2003 and $70 million at October 31, 2003, with terms extending through 2005. Of the remaining $70 million in interest rate swaps at October 31, 2003, $50 million expired at the end of November 2003 which will reduce overall interest cost by approximately $0.2 million monthly, based on current interest rates. Previously, all of these instruments were accounted for as cash flow hedges. Of these instruments, $80.0 million were designated as hedges against our variable interest rate risk related to the cash flows from our interest only strip. The remaining $20.0 million of these instruments were designated as hedges against our variable rate debt.

In September 2002, we entered into a new agreement to sell customer receivables. As a result of that new agreement, we discontinued hedge accounting for the $80.0 million of financial instruments previously designated as hedges against our interest only strip. In accordance with SFAS No. 133, we recognized changes in fair value for those derivatives after September 2002 as interest expense, and we amortized the amount of accumulated other comprehensive loss related to those derivatives as interest expense over the remaining term of the instruments, which expired in November 2003. This change had no effect on the $20.0 million of instruments designated as hedges against our variable rate debt.

Ineffectiveness, which arises from differences between the interest rate stated in the derivative instrument and the interest rate upon which the underlying hedged transaction is based, totaled $0.7 million in interest income for the three months ended October 31, 2003 and $0.8 million in interest income for the nine months ended October 31, 2003, and is reflected in “Interest expense” in our Consolidated Statements of Operations.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II – Other Information

Item 1.	Legal Proceedings

In December 2002, Martin E. Smith, as named plaintiff, filed a lawsuit against us in the state district court in Jefferson County, Texas, that attempts to create a class action for breach of contract and violations of state and federal consumer protection laws arising from the terms of our service maintenance agreements. The lawsuit alleges an inappropriate overlap in the warranty periods provided by the manufacturers of our products and the periods covered by the service maintenance agreements that we sell. The lawsuit seeks unspecified actual damages as well as an injunction against our current practices and extension of affected service contracts. We believe that the warranty periods provided by our service maintenance agreements are consistent with industry practice. We believe that it is premature to predict whether class action status will be granted or, if it is granted, the outcome of this litigation. There is not currently a basis on which to estimate a range of potential loss in this matter.

We are involved in routine litigation incidental to our business from time to time. We do not expect the outcome of any of this routine litigation to have a material effect on our financial condition or results of operations.

Item 2.	Changes in Securities and Use of Proceeds

On November 24, 2003, the Securities and Exchange Commission declared our registration statement on Form S-1, as amended (File No. 333-109046), effective. Pursuant to the registration statement and accompanying prospectus, we registered a total of 4,772,500 shares of our common stock, including 622,500 shares to cover underwriter over-allotments. As of the date hereof, the underwriters have not exercised their option to purchase up to an additional 622,500 shares from us at the initial public offering price, less the underwriting discount, to cover over-allotments. This option expires December 24, 2003.

We sold a total of 4,000,000 shares of our common stock, and one selling stockholder sold a total of 150,000 shares of our common stock, at $14.00 per share, for an aggregate price of approximately $58.1 million. We commenced our initial public offering on November 25, 2003 and initially closed the offering on December 1, 2003, generating total gross proceeds to us of approximately $52.1 million and total gross proceeds to the selling stockholder of approximately $2.0 million (in each case, net of the underwriting discount). Stephens Inc. acted as lead manager of the offering and SunTrust Robinson Humphrey acted as co-manager. The net offering proceeds to us of approximately $50.3 million, after payment of expenses, was, or will be, used to reduce a portion of our outstanding debt, to redeem a portion of our outstanding preferred stock and for general corporate purposes.

Because our registration statement was not declared effective until November 24, 2003, we did not receive net proceeds from the offering nor did we incur expenses in connection with the issuance and distribution of our common stock during the fiscal period ended October 31, 2003.

Item 6.	Exhibits and Reports on Form 8-K.

Current Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the three months ended October 31, 2003.

Exhibits

The exhibits required to be furnished pursuant to Item 6 of Form 10-Q are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized officer.

CONN’S, INC.

By:	/s/ C. WILLIAM FRANK

C. William Frank Executive Vice President and Chief Financial Officer

Date: December 15, 2003

INDEX TO EXHIBITS

Exhibit Number	Description

2	Agreement and Plan of Merger dated January 15, 2003, by and among Conn’s, Inc., Conn Appliances, Inc. and Conn’s Merger Sub, Inc. (incorporated herein by reference to Exhibit 2 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

3.1	Certificate of Incorporation of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

3.2	Bylaws of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.2 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

4.1	Specimen of certificate for shares of Conn’s, Inc.’s common stock (incorporated herein by reference to Exhibit 4.1 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

10.1	Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

10.2	2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

10.3	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

10.4	Conn’s 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

10.5	Shopping Center Lease Agreement dated May 3, 2000, by and between Beaumont Development Group, L.P., f/k/a Fiesta Mart, Inc., as Lessor, and CAI, L.P., as Lessee, for the property located at 3295 College Street, Suite A, Beaumont, Texas (incorporated herein by reference to Exhibit 10.5 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

10.5.1	First Amendment to Shopping Center Lease Agreement dated September 11, 2001, by and among Beaumont Development Group, L.P., f/k/a Fiesta Mart, Inc., as Lessor, and CAI, L.P., as Lessee, for the property located at 3295 College Street, Suite A, Beaumont, Texas (incorporated herein by reference to Exhibit 10.5.1 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

10.6	Industrial Real Estate Lease dated June 16, 2000, by and between American National Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 8550-A Market Street, Houston, Texas (incorporated herein by reference to Exhibit 10.6 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

10.7	Lease Agreement dated December 5, 2000, by and between Prologis Development Services, Inc., f/k/a The Northwestern Mutual Life Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 4810 Eisenhauer Road, Suite 240, San Antonio, Texas (incorporated herein by reference to Exhibit 10.7 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

10.7.1	Lease Amendment No. 1 dated November 2, 2001, by and between Prologis Development Services, Inc., f/k/a The Northwestern Mutual Life Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 4810 Eisenhauer Road, Suite 240, San Antonio, Texas (incorporated herein by reference to Exhibit 10.7.1 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

Exhibit Number	Description

10.8	Lease Agreement dated August 18, 2003, by and between Robert K. Thomas, as Lessor, and CAI, L.P., as Lessee, for the property located at 4610-12 McEwen Road, Dallas, Texas (incorporated herein by reference to Exhibit 10.8 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

10.9	Credit Agreement dated April 24, 2003, by and among Conn Appliances, Inc. and the Borrowers thereunder, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America N.A., as Syndication Agent and SunTrust Bank, as Documentation Agent (incorporated herein by reference to Exhibit 10.9 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

10.10	Receivables Purchase Agreement dated September 1, 2002, by and between Conn Funding II, L.P., as Purchaser, Conn Appliances, Inc. and CAI, L.P., collectively as Originator and Seller, and Conn Funding I, L.P., as Initial Seller (incorporated herein by reference to Exhibit 10.10 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

10.11	Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.11 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

10.12	Series 2002-A Supplement to Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

10.13	Series 2002-B Supplement to Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.13 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

10.14	Servicing Agreement dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

10.15	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.15 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

10.16	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn’s, Inc.’s registration statement on Form S-1 (file no. 333-109046)).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certifications (furnished herewith).

99.1	Subcertification of Chief Operating Officer in support of rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.2	Subcertification of Secretary/Treasurer in support of 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

99.3	Subcertification of Chief Operating Officer and Secretary/Treasurer in support of section 1350 Certifications (furnished herewith).