Form 10-K
period 2004-01-31
CONNS INC
filed 2004-04-16
CIK 1223389

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section l3 or l5(d)

of the Securities Exchange Act of l934

For the fiscal year ended January 31, 2004

Commission File Number 000-50421

CONN’S, INC.

(Exact Name of Registrant as Specified in its Charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3295 College Street

Beaumont, Texas 77701

(Address of Principal Executive Offices)

(409) 832-1696

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section l2(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, Par Value $0.01 Per Share

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter is not applicable as the registrant was not publicly traded at that time. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of January 31, 2004 was approximately $101,021,856.

There were 23,151,799 shares of common stock, $0.01 par value per share, outstanding on April 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 2004 (incorporated herein by reference in Part III).

i

PART I

ITEM 1. BUSINESS.

Unless the context indicates otherwise, references to “we,” “us,” and “our” refer to the consolidated business operations of Conn’s, Inc. and all of its direct and indirect subsidiaries, limited liability companies and limited partnerships.

Overview

We are a specialty retailer of home appliances and consumer electronics. We sell major home appliances including refrigerators, freezers, washers, dryers and ranges, and a variety of consumer electronics including projection, plasma and LCD televisions, camcorders, VCRs, DVD players and home theater products. We also sell home office equipment, lawn and garden products and bedding, and we continue to introduce additional product categories for the home to help increase same store sales and to respond to our customers’ product needs. In the last three years, we have introduced several new product lines, including lawn and garden, bedding and generators. We offer over 1,100 product items, or SKUs, at good-better-best price points representing such national brands as General Electric, Whirlpool, Frigidaire, Mitsubishi, Sony, Panasonic, Thomson Consumer Electronics, Simmons, Hewlett Packard and Compaq. Based on revenue in 2002, we were the 13th largest retailer of home appliances in the United States, and we are either the first or second leading retailer of home appliances in terms of market share in the majority of our existing markets.

We began as a small plumbing and heating business in 1890. We began selling home appliances to the retail market in 1937 though one store located in Beaumont, Texas. We opened our second store in 1959 and have since grown to 47 stores, selling home appliances, consumer electronics, home office equipment, lawn and garden products and bedding.

We have been known for providing excellent customer service for over 113 years. We believe that our customer-focused business strategies make us an attractive alternative to appliance and electronics superstores, department stores and other national, regional and local retailers. We strive to provide our customers with:

•	a high level of customer service;

•	highly trained and knowledgeable sales personnel;

•	a broad range of customer-driven, brand name products;

•	flexible financing alternatives through our proprietary credit programs;

•	same day and next day delivery capabilities; and

•	outstanding product repair service.

We believe that these strategies drive repeat purchases and enable us to generate substantial brand name recognition and customer loyalty. During fiscal 2004, approximately 59% of our credit customers, based on the number of invoices written, were repeat customers.

In 1994, we realigned and added to our management team, enhanced our infrastructure and refined our operating strategy to position ourselves for future growth. From fiscal 1994 to fiscal 1999, we selectively grew our store base from 21 to 26 stores while improving operating margins from 5.2% to 8.7%. Since fiscal 1999, we have generated significant growth in our number of stores, revenue and profitability. Specifically:

•	we have grown from 26 stores to 47 stores, an increase of more than 80%, with several more stores currently under development;

•	total revenues have grown at a compounded annual rate of 18.2% from $234.5 million in fiscal 1999, to $499.3 million in fiscal 2004;

•	net income from continuing operations has grown at a compounded annual rate of 24.9% from $8.8 million in fiscal 1999 to $24.3 million in fiscal 2004; and

•	our same store sales growth from fiscal 1999 to fiscal 2004 has averaged 8.7%.

Our principal executives offices are located at 3295 College Street, Beaumont, Texas 77701. Our telephone number is (409) 832-1696, and our corporate website is www.conns.com. We do not intend for information contained on our website to be part of this Form 10-K.

Corporate Reorganization

We were formed as a Delaware corporation in January 2003 with an initial capitalization of $1,000 to become the holding company of Conn Appliances, Inc., a Texas corporation. Prior to the completion of our initial public offering (the “IPO”) in November 2003, we had no operations. As a result of the IPO, Conn Appliances, Inc. became our wholly-owned subsidiary and the common and preferred stockholders of Conn Appliances, Inc. exchanged their common and preferred stock on a one-for-one basis for the common and preferred stock of Conn’s, Inc. Immediately after the IPO, all preferred stock and accumulated dividends were redeemed, either through the payment of cash or through the conversion of preferred stock to common stock.

Industry Overview

The home appliance and consumer electronics industry includes major home appliances, small appliances, home office equipment, televisions and audio, video and mobile electronics. Sellers of home appliances and consumer electronics include large appliance and electronics superstores, national chains, small regional chains, single-store operators, appliance and consumer electronics departments of selected department and discount stores and home improvement centers.

Based on data published in Twice, This Week in Consumer Electronics, a newspaper dedicated to the consumer electronics, computer and major appliances industries in the United States, the top 100 major appliance retailers reported sales of approximately $15.8 billion in 2002, up approximately 9.9% from reported sales in 2001 of approximately $14.3 billion. We estimate sales for the appliance industry for 2002, based upon total estimated shipments including builders’ sales and those retailers not included in the top 100 retailers as compiled by the Association of Home Appliance Manufacturers, to be in excess of $24 billion. We estimate total sales in the major appliance industry will exceed $29 billion by 2005. The retail appliance market is large and concentrated among a few major dealers. Sears has been the leader in the retail appliance market, with a market share of the top 100 retailers of approximately 36% in 2002, down from approximately 39% in 2001.

As measured by Twice, the top 100 consumer electronics retailers in the United States reported sales of $101.4 billion in 2002, a 6.2% increase from the $95.5 billion reported in 2001. According to the Consumer Electronics Association, or CEA, total industry manufacturer sales of consumer electronics products in the United States, including imports, are projected to exceed $109 billion by 2007. The consumer electronics market is highly fragmented. We estimate, based on data provided in Twice, that the two largest consumer electronics superstore chains together accounted for less than one-third of the total electronics sales attributable to the 100 largest retailers in 2002. New entrants in both the home appliances and consumer electronics industries have been successful in gaining market share by offering similar product selections at lower prices.

In the home appliance market, many factors drive growth, including consumer confidence, household formations and new product introductions. Product design and innovation is rapidly becoming a key driver of growth in this market. Products either recently introduced or scheduled to be offered include high speed ovens, custom refrigerators, appliances with stainless steel exteriors, personal garment dry cleaning appliances and energy-efficient appliances.

Technological advancements and the introduction of new products have largely driven growth in the consumer electronics market. Recently, industry growth has been fueled primarily by the introduction of products that incorporate digital technology, such as DVD players and digital camcorders, digital stereo receivers, satellite technology, cameras and televisions. Digital products offer significant advantages over their analog counterparts, including better clarity and quality of video and audio, durability of recording and compatibility with computers. Due to these advantages, we believe that digital technology will continue to drive industry growth as consumers replace their analog products with digital products. We believe the following product advancements will continue to fuel growth in the consumer electronics industry and represent a significant potential market for us.

•	Digital Television (DTV and High Definition TV). The Federal Communications Commission has set a target of 2006 for all commercial television stations to transition from broadcasting analog signals to digital signals. The Yankee Group, a communications and networking research and consulting firm, estimates that by the year 2007, HDTV signals will be in nearly 41.6 million, or 40%, of homes in the United States. This represents a compounded annual growth rate of 17.1% from the estimated 18.9 million homes receiving digital cable at the end of 2002. To view a digital transmission, consumers will need either a digital television or a set-top box converter capable of converting the digital broadcast for viewing on an analog set. According to the CEA, DTV unit sales are expected to grow from an estimated 4.3 million units in 2003 to 16.2 million units in 2007, representing a compounded annual growth rate of 39.3%. We believe the recent introduction of high clarity digital flat panel televisions in both liquid crystal display, or LCD, and plasma formats has increased the quality and sophistication of these entertainment products and will be a key driver of digital television growth.

•	Digital Versatile Disc (DVD). According to the CEA, the DVD player has become the fastest growing consumer electronics product in history. First introduced in March 1997, DVD players are currently in 41% of U.S. homes, and we believe that DVD players will reach a household penetration level of 70% by 2007. Sales of DVD players grew from 0.3 million units in 1997 to 17.1 million units in 2002 and are expected to further increase to 24.3 million units in 2004.

•	Digital Radio. The conversion to digital radio is taking place through two independent platforms, satellite and terrestrial. Digital satellite radio is currently being provided by Sirius Satellite Radio and XM Satellite Radio. As of December 31, 2003, Sirius Satellite Radio and XM Satellite Radio had approximately 261,000 and approximately 1,360,000 subscribers, respectively, and XM Satellite Radio expects to reach 2.8 million subscribers in 2004. The Yankee Group estimates that the number of U.S. satellite radio subscribers will reach approximately 21 million by 2006. The well-established terrestrial AM/FM radio stations began upgrading to digital radio in 2003.

Home appliance and electronics retailers typically provide few or no in-house financing options. Consumers see home appliances and electronics as necessary or desirable, but many customers are unable to afford them without financing, which may be difficult to obtain. Moreover, once customers purchase an item, they typically have to wait several days for delivery and may be unable to receive product service from the seller.

Business Strategy

Our objective is to be the leading specialty retailer of home appliances and consumer electronics in each of our markets. We strive to achieve this objective through execution of the following strategies.

•	Providing a high level of customer service. We endeavor to maintain a very high level of customer service as a key component of our culture, which has resulted in customer satisfaction levels at consistent rates between 90% and 95%. We measure customer satisfaction in our customer service on the sales floor, in our delivery operation and in our service department by sending survey cards to all customers for whom we have delivered or installed a product or made a service call. Our customer service resolution department attempts to address all customer complaints within 48 hours of receipt. We are working to expand this department to enable us to make customer satisfaction calls to every customer as soon as possible after a delivery is made or a service call is completed.

•	Developing and retaining highly trained and knowledgeable sales personnel. We require all sales personnel to specialize in home appliances, consumer electronics or “track” products. Track products include small appliances, computers, camcorders, DVD players, cameras and telephones that are sold within the interior of a large colorful track that circles the interior floor of our stores. This approach allows the sales person to focus on a specific product category and become an expert in selling and using products in that category. New sales personnel must complete an intensive three-week classroom training program conducted at our corporate office followed by an additional week of on-the-job training riding in a delivery and service truck to observe how we serve our customers after the sale is made.

•	Offering a broad range of customer-driven, brand name products. We offer a comprehensive selection of high-quality, brand name merchandise to our customers at guaranteed low prices. Consistent with our good-better-best merchandising strategy, we offer a wide range of product selections from entry-level models through high-end models. We maintain strong relationships with approximately 50 manufacturers and distributors that enable us to offer over 1,100 SKUs to our customers. Our principal suppliers include General Electric, Whirlpool, Frigidaire, Mitsubishi, Sony, Panasonic, Thomson Consumer Electronics, Simmons, Hewlett Packard and Compaq. To facilitate our responsiveness to customer demand, we use our prototype store, located near our corporate offices in Beaumont, Texas, to test the sale of all new products and obtain customers’ reactions to new display formats before introducing these products and display formats to our other stores.

•	Offering flexible financing alternatives through our proprietary credit programs. Historically, we have financed approximately 56% of our retail sales through our internal credit programs. We believe our credit programs expand our potential customer base, increase our sales revenue and enhance customer loyalty by providing our customers immediate access to financing alternatives that our competitors typically do not offer. Our credit department makes all credit decisions internally, entirely independent of our sales personnel. We provide special consideration to the customer’s credit history with us. Before extending credit, we match our loss experience by product category with the customer’s creditworthiness to determine down payment amounts and other credit terms. This facilitates product sales while keeping our credit risk within an acceptable range. Approximately 57% of customers who have active credit accounts with us take advantage of our in-store payment option and come to our stores each month to make their payments, which we believe results in additional sales to these customers. Through our daily calling program, we contact customers with past due accounts and attempt to work with them to collect payments in times of financial difficulty or periods of economic downturn. Our credit decisions and collections process enabled us to achieve a 2.7% net loss ratio in fiscal 2003 and a 2.9% net loss ratio in fiscal 2004 on the credit portfolio that we service for a Qualifying Special Purpose Entity or QSPE.

•	Maintaining same day and next day distribution capabilities. We maintain four regional distribution centers and two other related facilities that cover all of the major markets in which we operate. These facilities are part of a sophisticated inventory management system that also includes a fleet of approximately 130 transfer and delivery vehicles that service all of our markets. Our distribution operations enable us to deliver products on the day of, or the day after, the sale to approximately 95% of our customers.

•	Providing outstanding product repair service. We service every product that we sell, and we service only the products that we sell. In this way, we can assure our customers that they will receive our service technicians’ exclusive attention to their product repair needs. All of our service centers are authorized factory service facilities that provide trained technicians to offer in-home diagnostic and repair service as well as on-site service and repairs for products that cannot be repaired in the customer’s home.

Store Development and Growth Strategy

In addition to executing our business strategy, we intend to continue to achieve profitable, controlled growth by increasing same store sales, opening new stores and updating, expanding or relocating our existing stores.

•	Increasing same store sales. We plan to continue to increase our same store sales by:
•	continuing to offer quality products at competitive prices;

•	remerchandising our product offerings in response to changes in consumer demand;

•	training our sales personnel to increase sales closing rates;

•	updating our stores on a three-year rotating basis;

•	focusing more specifically on sales of computers and smaller electronics within the interior track area of our stores, including the expansion of high margin accessory items;

•	continuing to provide a high level of customer service in sales, delivery and servicing of our products;

•	increasing sales of our merchandise, finance products, service maintenance agreements and credit insurance through direct mail and in-store credit promotion programs; and

•	introducing a replacement service maintenance agreement that covers replacement of smaller ticket items.

•	Opening new stores. We intend to take advantage of our reliable infrastructure and proven store model to continue the pace of our new store openings. This infrastructure includes our proprietary management information systems, training processes, distribution network, merchandising capabilities, supplier relationships and centralized credit approval and collection processes. We intend to expand our store base in existing, adjacent and new markets, as follows:

•	Existing and adjacent markets. We intend to increase our market presence by opening new stores in our existing markets, in adjacent markets and in new markets. New store openings in these locations will allow us to take advantage of our perceived market opportunity in those markets and leverage our existing distribution network, cluster advertising, brand name recognition and reputation.

•	New markets. In fiscal 2004, we opened three new stores in the Dallas/Fort Worth metroplex. We have identified several additional markets that meet our criteria for site selection, including the Rio Grande Valley in southwest Texas, New Orleans and central Louisiana around Shreveport, Monroe and Alexandria. We intend to enter these new markets, as well as some in neighboring states, over the next several fiscal years. We will first address markets in states in which we currently operate. We expect that this new store growth will include major metropolitan markets in both Texas and Louisiana. We have also identified a number of smaller markets within Texas and Louisiana in which we expect to explore new store opportunities. Our long-term growth plans include markets in other areas of significant population density within neighboring states. During fiscal 2005, we expect to open four to six stores in new markets in Texas and Louisiana.

•	Updating, expanding or relocating existing stores. Over the last three years, we have updated, expanded or relocated most of our stores. We have implemented our larger prototype store model at all locations at which the physical space would accommodate the required design changes. As we continue to add new stores or replace existing stores, we will modify our floor plan to include this new model. We continuously evaluate our existing and potential sites to ensure our stores are in the best possible locations and relocate stores that are not properly positioned. We typically lease rather than purchase our stores to retain the flexibility of subleasing a location if we later decide that the store is performing below our standards. However, with the completion of our IPO, we believe that we are now positioned more favorably to take advantage of real estate purchase opportunities as they are determined. After updating, expanding or relocating a store, we expect to increase same store sales at those stores.

The addition of new stores has played, and we believe will continue to play, a significant role in our continued growth and success. We currently operate 47 retail stores located in Texas and Louisiana. We opened 11 stores in the twelve months ended January 31, 2002, of which four were relocations of existing stores. We opened twelve stores in fiscal 2003, of which five were relocations of existing stores; we opened three stores in fiscal 2004; and we opened two stores subsequent to January 31, 2004. We also closed one store during fiscal 2003. We plan to continue our store development program by opening an additional two to four new stores and updating approximately six stores during the balance of fiscal 2005. We believe that continuing to grow our store base and locating our stores in desirable geographic markets are essential for our future success.

Customers

We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer accounts for more than 10% of our total revenues.

Products and Merchandising

Product Categories. Each of our stores sells five major categories of products: major home appliances, consumer electronics, home office equipment, delivery and installation services and other household products, including lawn and garden equipment and bedding. The following table presents a summary of net sales by major product category, service maintenance agreement commissions and service revenues, for fiscal 2001, the six month fiscal period ended January 31, 2002, fiscal 2003 and fiscal 2004:

	Year Ended July 31, 2001		Six Months Ended January 31, 2002 (1)		Years Ended January 31,
					2003		2004
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Major home appliances	$114,769	39.3%	$63,907	35.0%	$148,878	38.2%	$161,411	36.6%
Consumer electronics	107,548	36.8	75,355	41.2	151,196	38.8	176,868	40.1
Home office equipment	22,572	7.7	16,523	9.0	25,617	6.6	30,251	6.9
Delivery and installation	5,271	1.8	3,238	1.8	6,369	1.6	7,987	1.8
Other (including lawn and garden and bedding)	9,687	3.3	3,762	2.1	15,819	4.1	22,101	5.0

Total product sales	259,847	88.9	162,785	89.1	347,879	89.3	398,618	90.4
Service maintenance agreement commissions	18,742	6.4	11,922	6.5	22,961	5.9	24,035	5.5
Service revenues	13,799	4.7	7,904	4.4	18,656	4.8	18,265	4.1

Total net sales	$292,388	100.0%	$182,611	100.0%	$389,496	100.0%	$440,918	100.0%

(1)	Sales amounts and percentages for this period do not reflect the effect of summer air conditioner sales and lawn and garden product sales.

Within these major product categories (excluding service maintenance agreements, service revenues and delivery and installation), we offer our customers over 1,100 SKUs in a wide range of price points. Most of these products are manufactured by brand name companies, including General Electric, Whirlpool, Frigidaire, Mitsubishi, Sony, Panasonic, Thomson Consumer Electronics, Simmons, Hewlett Packard and Compaq. As part of our good-better- best merchandising strategy, our customers are able to choose from products ranging from low-end to mid- to high-end models in each of our key product categories, as follows:

Category	Products	Selected Brands
Major appliances	Refrigerators, freezers, washers, dryers, ranges, dishwashers, air conditioners and vacuum cleaners	General Electric, Frigidaire, Whirlpool, Maytag, KitchenAid, Sharp, Samsung, Friedrich, Roper, Hoover and Eureka

Consumer electronics	Projection, plasma, LCD and DLP televisions, home theater systems, VCRs, camcorders, digital cameras, DVD players, audio components, compact disc players, speakers and portable electronics	Mitsubishi, Thomson Consumer Electronics, Sony, Toshiba, Sanyo, JVC, Panasonic, Hitachi, Yamaha, Polk, Kenwood and JBL

Home office equipment	Computers, computer peripherals, personal digital assistants and telephones	Hewlett Packard, Compaq, Sony and Panasonic

Other	Lawn and garden, bedding and generators	Poulan, Toro, Weedeater, Tempur-pedic and Simmons

Purchasing. We purchase products from approximately 50 manufacturers and distributors. Our agreements with these manufacturers and distributors typically cover a one or two year time period, are renewable at the option of the parties and are terminable upon 30 days written notice by either party. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal 2004, 61.1% of our total inventory purchases were from six vendors, including 15.5%, 12.5% and 11.2% of our total inventory from Frigidaire, Whirlpool and Sony, respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. We have no indication that any of our suppliers will discontinue selling us merchandise. We have not experienced significant difficulty in maintaining adequate sources of merchandise, and we generally expect that adequate sources of merchandise will continue to exist for the types of products we sell.

Merchandising Strategy. We focus on providing a comprehensive selection of high-quality merchandise to appeal to a broad range of potential customers. Consistent with our good-better-best merchandising strategy, we offer a wide range of product selections from entry-level models through high-end models. We primarily sell brand name warrantied merchandise. Our established relationships with major appliance and electronic vendors give us purchasing power that allows us to offer custom-featured appliances and electronics and provides us a competitive selling advantage over other independent retailers. We use our prototype store, located near our corporate offices in Beaumont, Texas, to test the sale of all new products and obtain customers’ reactions to new display formats before introducing these products and display formats to our other stores. As part of our merchandising strategy, we operate clearance centers in our Houston and San Antonio markets to help sell scratched, used or discontinued merchandise. We have recently redesigned our approach to the merchandising of our “track” products to provide consumer-friendly point of sale transactions that take place within a track area located in the interior of our store. We believe that this focused approach to creating consumer awareness and ease of purchase of our track products will help increase same store sales. We do, however, expect product margins to decrease because many of these products are sold at lower margins.

Pricing. We emphasize competitive pricing on all of our products and maintain a low price guarantee that is valid in all markets from 10 to 30 days after the sale, depending on the product. At most of our stores, to print an invoice that contains pricing other than the price maintained within our computer system, sales personnel must call a special “hotline” number at the corporate office. Store operations management and our corporate office closely monitor the stores that do not have this price adjustment system. Personnel staffing this hotline number are familiar with competitor pricing and are authorized to make price adjustments to fulfill our low price guarantee when a customer presents acceptable proof of the competitor’s lower price. This centralized function also allows us to maintain control of pricing and to store and retrieve pricing data of our competitors.

Customer Service

We focus on customer service as a key component of our strategy. We believe our same day or next day delivery option, which is not offered by most of our competitors, is one of the keys to our success. Additionally, we attempt to answer and resolve all customer complaints within 48 hours of receipt. We track customer complaints by individual salesperson, delivery person and service technician. We send out over 30,000 customer satisfaction survey cards each month covering all deliveries and service calls. Based upon a response rate from our customers of approximately 20%, we consistently report customer satisfaction rates between 90% and 95%. We have already planned the physical facilities necessary to implement a proactive customer satisfaction call center, and once the center is fully operational, we expect to contact most customers within 48 hours of product delivery or completed service call to inquire about their satisfaction with their purchases or service call experience with us.

Store Operations

Stores. We currently operate 47 retail stores located in Texas and Louisiana. The following table illustrates our markets, the number of freestanding and strip mall stores in each market and the year we opened our first store in each market:

Market	Number of Stores		First Store Opened
	Stand Alone	Strip Mall
Houston	8	10	1983
San Antonio/Austin	7	6	1994
Golden Triangle (Beaumont, Port Arthur and Orange, Texas)	1	4	1937
Baton Rouge/Lafayette	1	4	1975
Corpus Christi	1	0	2002
Dallas/Fort Worth	—	5	2003

	18	29

Our stores have an average selling space of approximately 19,900 square feet, plus a rear storage area averaging approximately 5,700 square feet for fast-moving or smaller products that customers prefer to carry out rather than wait for in-home delivery. Two of our stores are clearance centers for discontinued product models and damaged merchandise, returns and repossessed product. Our clearance centers are located in the Houston and San Antonio/Austin markets and average 12,000 square feet of selling space. All stores and clearance centers are open from 10:00 a.m. to 9:00 p.m. Monday through Friday, from 9:00 a.m. to 9:00 p.m. on Saturday, and from 11:00 a.m. to 7:00 p.m. on Sunday. We also offer extended store hours during the holiday selling season.

Approximately 60% of our stores are located in strip shopping centers and regional malls, with the balance being stand-alone buildings. All of our locations have parking available immediately adjacent to the store’s front entrance. Our storefronts have a distinctive exterior tower that guides the customer to the entrance of the store. Inside the store, a large colorful tile track circles the interior floor of the store. One side of the track leads the customer to major appliances, lawn and garden products and bedding while the other side of the track leads the customer to a large display of television and projection television products. The inside of the track contains various home office and consumer electronic products such as computers, printers, DVD players, camcorders, digital cameras and telephones. During fiscal 2004, we redesigned our approach to merchandising of our track products to provide consumer-friendly point of sale transactions. The area inside the track now has its own sales personnel and merchandising approach for its products. The rear of the store contains a display for audio and stereo products. To reach the cashier’s desk at the center of the track area, our customers must walk past our products. We believe this increases sales to customers that have purchased products from us on credit in the past and who return to our stores to make their monthly credit payments.

We have updated or relocated all of our stores in the last three years. We expect to continue to update stores on a three year cycle. All of our updated stores, as well as our new stores, include modern interior selling spaces featuring attractive signage and display areas specifically designed for each major product type. Our prototype store for future expansion has from 20,000 to 24,000 square feet of retail selling space, which is approximately 15% more than the average size of our existing stores and a rear storage area of between 5,000 and 7,000 square feet. We generally spend approximately $275,000 to $350,000 to update a store, and as a result of the updating, we expect to increase same store sales at those stores. Over the last three years, we have spent approximately $15.5 million updating, refurbishing or relocating our existing stores.

Site Selection. Our stores are typically located near freeways or major travel arteries and in the vicinity of major retail shopping areas. We prefer to locate our stores in an area where our prominent tower storefront will be the anchor of the shopping center or readily visible from major thoroughfares. We also attempt to locate our stores in the vicinity of major home appliance and electronics superstores. We have typically entered markets where we can potentially support at least 10 to 12 stores. We believe this number of stores allows us to optimize advertising and distribution costs. We may, however, elect to experiment with opening smaller numbers of new stores in outlying areas where customer demand for products and services outweighs the extra cost of failing to achieve full economies of scale. Other factors we consider when evaluating potential markets include the distance from our distribution centers, store locations of our competitors and population, demographics and growth potential of the market.

Store Economics. We lease 43 of our 47 current store locations, with an average monthly rent of $21,000. Our average investment for the nine stores we have opened in the last two years was approximately $1.1 million, including leasehold improvements, fixtures and equipment and inventory (net of accounts payable). For these same new stores, the net sales per store has averaged $0.7 million per month for the last 18 months or the actual time the store has been open, if less than 18 months.

Our new stores have typically been profitable on an operating basis within their first three to six months of operation and, on average have returned our investment in 20 months or less. We consider a new store to be successful if it achieves $8 million to $9 million in sales volume and 2% to 5% in operating margins before other ancillary revenues and allocations of overhead and advertising in the first full year of operation. We expect successful stores that have matured, which generally occurs after two to three years of operations, to generate annual sales of approximately $12 million to $15 million and 5% to 9% in operating margins before other ancillary revenues and allocations. However, depending on the credit and insurance penetration of an individual store, we believe that a store that does not achieve these levels of sales can still contribute significantly to our pretax margin. Assuming that the store location is both visible and accessible from major thoroughfares and that major competition exists in the general area, we believe that there is a significant difference in sales volume between stores that are freestanding and stores that are located in strip malls. Most of our new and replacement stores, therefore, are stand-alone stores unless there is compelling demographic data to cause us to locate the store in a strip mall.

Personnel and Compensation. We staff a typical store with a store manager, an assistant manager, 10 to 20 sales personnel and other support staff including cashiers and/or porters. Managers have an average tenure with us of approximately seven years and typically have prior sales floor experience. In addition to store managers, we have five district managers that generally oversee from eight to 12 stores in each market. Our district managers generally have five to 15 years of sales experience and report to our senior vice president of store operations, who has over 20 years of sales experience. We treat the track area of our stores as a store within a store with a separate staff and merchandising function.

We compensate home appliance and consumer electronics sales specialists on a straight commission arrangement, while we generally compensate store managers and cashiers on a salary basis plus incentives or at an hourly rate. Our store managers receive a base salary and monthly bonuses; in some instances, store managers receive earned commissions plus base salary. Our clearance centers are staffed with a manager and six to eight sales personnel who are paid on a straight commission arrangement. Sales personnel within the track area are also compensated on a straight commission arrangement. We believe that because our store compensation plans are tied to sales, they generally provide us an advantage in attracting and retaining highly motivated employees.

Training. New sales personnel must complete an intensive three-week classroom training program conducted at our corporate office. We then require them to spend an additional week riding in a delivery and service truck to gain an understanding of how we serve our customers after the sale is made. Installation and delivery staff and service personnel receive training through an on-the-job program in which individuals are assigned to an experienced installation and delivery or service employee as helpers prior to working alone.

We attempt to identify store manager candidates early in their careers with us and place them in a defined program of training. They first attend our in-house training program, which provides guidance and direction for the development of managerial and supervisory skills. They then attend an external management course that helps solidify their management knowledge and builds upon their internal training. After completion of these training programs, manager candidates work as assistant managers for six to 12 months and are then allowed to manage one of our smaller stores, where they are supervised closely by the store’s district manager. We give new managers an opportunity to operate larger stores as they become more proficient in their management skills. Each store manager attends mandatory training sessions on a monthly basis and also attends bi-weekly sales training meetings where participants receive and discuss new product information.

Marketing

We design our marketing and advertising programs to increase our brand name recognition, educate consumers about our products and services and generate customer traffic in order to increase sales. Our programs include periodic promotions such as three, six or twelve months of no interest financing. We conduct our advertising programs primarily through local newspapers, local radio and television stations and direct marketing through direct mail, telephone and our website.

Direct marketing has become an effective way for us to present our products and services to our existing customers and potential new customers. We use direct mail to target promotional mailings to creditworthy individuals, including new residents in our market areas from time to time. In addition, we use direct mail to market increased credit lines to existing customers, to encourage customers using third party credit to convert to our credit programs and for customer appreciation mailings. We also conduct a mail program to reestablish contact with customers who applied for credit recently at one of our stores but did not purchase a product. We also call customers who recently applied for credit at one of our retail locations but did not purchase a product; this often redirects these potential purchasers back into the original store location. This telephone program was responsible for an additional $31.4 million in revenue during fiscal 2004.

Our website, www.conns.com, offers a selection of products from our total product inventory and provides useful information to the consumer on pricing, features and benefits for each product. Our website also allows the customer to apply and be considered for credit, to see our special on-line promotional items and to make purchases on-line through the use of approved credit cards. The website currently averages approximately 3,900 visits per day from potential and existing customers. During fiscal 2004, our website was the initial source of approximately 67,000 credit applications that resulted in $31.9 million in sales completed in our stores. The website is linked to a call center, allowing us to better assist customers with their credit and product needs.

Distribution and Inventory Management

We typically cluster our stores around four regional distribution centers located in Houston, San Antonio and Beaumont, Texas and Lafayette, Louisiana and smaller warehouse facilities in Austin and Dallas, Texas.

This enables us to deliver products to our customers quickly, reduces inventory requirements at the individual stores and facilitates regionalized inventory and accounting controls. As part of our continued growth in the Dallas/Fort Worth market, we expect to significantly increase the size of our warehouse facility.

In our retail stores, we maintain an inventory of fast-moving items and products that the customer is likely to carry out of the store. Our sophisticated Distribution Inventory Sales computer system and the recent introduction of scanning technology in our distribution centers allow us to determine on a real-time basis the exact location of any product we sell. If we do not have a product at the desired retail store at the time of sale, we can provide it through our distribution system on a next day basis.

We maintain a fleet of 18-wheeler transport trucks that allow us to move products from market to market and from distribution centers to stores. At each distribution center or warehouse facility, we also maintain a fleet of home delivery vehicles that allow us to deliver directly to the customer. Our customers pay a delivery charge based on their choice of same day or next day delivery, and we are able to deliver our products on the same day as, or the next day after, the sale to approximately 95% of our customers.

Finance Operations

General. We sell our products for cash or for payment through major credit cards, which we treat as cash sales. We also offer our customers several financing alternatives through our proprietary credit programs. Historically, we have financed approximately 56% of our retail sales through one of our two credit programs. We offer our customers a choice of installment payment plans and revolving credit plans through our primary credit portfolio. We also offer an installment program through our secondary credit portfolio to a limited number of customers who do not qualify for credit under our primary credit portfolio. The following table shows our product sales and gross service maintenance agreements sales, excluding returns and allowances and service revenues, by method of payment for the periods indicated.

	Year Ended July 31, 2001		Six Months Ended January 31, 2002		Years Ended January 31,
					2003		2004
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Cash and other credit cards	$119,274	43.4%	$75,572	43.9%	$161,910	44.2%	$189,860	45.5%
Primary credit portfolio:
Installment	121,291	44.1	76,878	44.7	162,681	44.4	190,086	45.6
Revolving	16,408	6.0	8,932	5.2	18,268	5.0	17,259	4.1
Secondary credit portfolio	18,122	6.5	10,633	6.2	23,229	6.4	20,132	4.8

Total	$275,095	100.0%	$172,015	100.0%	$366,088	100.0%	$417,337	100.0%

As of January 31, 2004, we employed approximately 275 employees who focus on credit approval and collections. These employees are highly trained to follow our strict methodology in approving credit, collecting our accounts and charging off any uncollectible accounts.

Credit Approval. Our credit programs are operated by our centralized credit department staff, completely independent of sales personnel. As part of our centralized credit approval process, we have developed a proprietary standardized scoring model that provides preliminary credit decisions, including down payment amounts and credit terms, based on both customer and product risk. Although we rely on this program to approve automatically some credit applications from customers for whom we have previous credit experience, over 89.5% of our credit decisions are based on evaluation of the customer’s creditworthiness by a qualified credit grader. We developed this model with data analysis by Equifax® to correlate the product category of a customer purchase with the default probability.

A significant part of our ability to control delinquency and charge-off rates is tied to the relatively high level of down payments that we require and the purchase money security interest that we obtain in the product financed, which reduce our credit risk and increase our customers’ willingness to meet their future obligations. Consistent with industry practice, we require the customer to provide proof of credit property insurance coverage to offset potential losses relating to theft or damage of the product financed.

Installment accounts are paid over a specified period of time with set monthly payments. Revolving accounts provide customers with a specified amount which the customer may borrow, repay and re-borrow so long as the credit limit is not exceeded. Most of our installment accounts provide for payment over 12 to 36 months, and for those accounts paid in full during fiscal 2004, the average account was outstanding for approximately 13 to 15 months. Our revolving accounts were outstanding approximately 14 to 16 months for those accounts paid in full during fiscal 2004. During fiscal 2004, approximately 10.5% of the applications approved under the primary program were handled automatically through our computer system based on previous credit history with us. We automatically send the application of any new credit customer or any customer seeking additional credit where there has been a past delinquency or performance problem to an experienced, in-house credit grader.

We created our secondary credit portfolio program to meet the needs of those customers who do not qualify for credit under our primary program. If we cannot approve a customer’s application for credit under our primary portfolio, we automatically send the application to the credit staff of our secondary portfolio for further consideration. We offer only the installment program to these customers, and we grant credit to these consumers under stricter terms, including higher down payments. An experienced, in-house credit grader administers the credit approval process. Most of the installment accounts approved under this program provide for repayment over 12 to 36 months, and for those accounts paid in full during fiscal 2004, the average account was outstanding for approximately 13 to 15 months.

The following two tables present, for comparison purposes, information regarding our two credit portfolios.

	Primary Portfolio
	Year Ended July 31, 2001	Six Months Ended January 31, 2002	Years Ended January 31,
			2003	2004
	(dollars in thousands, except average outstanding customer balance)
Total outstanding balance (period end)	$95,920	$220,228	$249,410	$293,913
Average outstanding customer balance	$1,019	$1,054	$1,063	$1,189
Number of active accounts (period end)	192,136	209,035	234,738	247,151
Total applications processed (1)	324,803	202,842	451,422	499,755
Percent of retail sales financed	50.1%	49.9%	49.4%	49.7%
Total applications approved	64.7%	63.0%	57.3%	59.3%
Average down payment	11.0%	10.8%	10.3%	8.6%
Average interest spread (2)	12.8%	13.0%	13.0%	12.2%

	Secondary Portfolio
	Year Ended July 31, 2001	Six Months Ended January 31, 2002	Years Ended January 31,
			2003	2004
	(dollars in thousands, except average outstanding customer balance)
Total outstanding balance (period end)	$34,473	$41,925	$54,417	$55,562
Average outstanding customer balance	$1,074	$1,089	$1,077	$1,057
Number of active accounts (period end)	32,417	38,482	50,509	52,566
Total applications processed (1)	113,996	77,679	194,407	192,228
Percent of retail sales financed	6.5%	6.2%	6.4%	4.8%
Total applications approved	28.8%	33.4%	27.6%	26.9%
Average down payment	24.5%	25.0%	27.0%	27.7%
Average interest spread (2)	14.3%	14.4%	14.3%	13.0%

(1)	Unapproved credit applications in the primary portfolio are automatically referred to the secondary portfolio.
(2)	Difference between the average interest rate yield on the portfolio and the average cost of funds under the program plus the allocated interest related to funds required to finance the credit enhancement portion of the portfolio. Also reflects the loss of interest income resulting from interest free promotional programs.

Credit Quality. We enter into securitization transactions to sell our retail receivables to a qualifying special purpose entity or QSPE. After the sale, we continue to service these receivables under a contract with the QSPE. We closely monitor these credit portfolios to identify delinquent accounts early and dedicate resources to contacting customers concerning past due accounts. We believe that our local presence, ability to work with customers and flexible financing alternatives contribute to the historically low charge-off rates on these portfolios. In addition, our customers have the opportunity to make their monthly payments in our stores, and approximately 57% of our active credit accounts did so at some time during the last 24 months. We believe that these factors help us maintain a relationship with the customer that keeps losses low while encouraging repeat purchases.

Our follow-up collection activities involve a combination of centralized efforts that take place in our corporate office and outside collection efforts that involve a visit by one of our credit counselors to the customer’s home. We maintain a sophisticated predictive dialer system and letter campaign that helps us contact as many as 12,000 to 15,000 delinquent customers daily. We also maintain a very experienced skip-trace department that utilizes current technology to locate customers who have moved and left no forwarding address. Our outside collectors provide an on-site contact with the customer to assist in the collection process or, if needed, to actually repossess the product in the event of non-payment. Repossessions are made when it is clear that the customer is unwilling to establish a reasonable payment process. Our legal department represents us in bankruptcy proceedings and filing of delinquency judgment claims and helps handle any legal issues associated with the collection process.

Generally, we deem an account to be uncollectible and charge it off if the account is 120 days past due and has not had a payment in the last seven months. Over the last 30 months, we have recovered approximately 27% of charged-off amounts through our collection activities. The income that we realize from our interest in securitized receivables depends on a number of factors, including expected credit losses. Therefore, it is to our advantage to maintain a low delinquency rate and loss ratio on these credit portfolios.

Our accounting and credit staff consistently monitors trends in charge-offs by examining the various characteristics of the charge-offs, including store of origination, product type, customer credit information, down payment amounts and other identifying information. We track our charge-offs both gross, or before recoveries, and net, or after recoveries. We periodically adjust our credit granting, collection and charge-off policies based on this information.

The following two tables reflect the performance of our two credit portfolios, net of unearned interest.

	Primary Portfolio
	Year Ended July 31, 2001	Six Months Ended January 31, 2002	Years Ended
			January 31, 2003	January 31, 2004
	(dollars in thousands)
Total outstanding balance (period end)	$195,920	$220,228	$249,410	$293,913
Average total outstanding balance	$183,439	$208,074	$234,819	$264,900
Account balances over 60 days old (period end)	$8,980	$10,800	$13,267	$13,500
Percent of balances over 60 days old to total outstanding (period end)	4.6%	4.9%	5.3%	4.6%
Allowance for doubtful accounts (period end)	$7,019	$7,602	$8,722	$9,534
Percent allowance for doubtful accounts to total outstanding (period end)	3.6%	3.5%	3.5%	3.2%
Bad debt write-offs (net of recoveries)	$4,886	$2,691	$6,135	$7,905
Percent of write-offs (net) to average outstanding	2.7%	2.6%	2.6%	3.0%

	Secondary Portfolio
	Year Ended July 31, 2001	Six Months Ended January 31, 2002	Years Ended
			January 31, 2003	January 31, 2004
	(dollars in thousands)
Total outstanding balance (period end)	$34,473	$41,925	$54,417	$55,562
Average total outstanding balance	$29,337	$38,199	$48,171	$54,391
Account balances over 60 days old (period end)	$1,694	$2,583	$3,737	$4,652
Percent of balances over 60 days old to total outstanding (period end)	4.9%	6.2%	6.9%	8.4%
Allowance for doubtful accounts (period end)	$1,082	$1,333	$1,853	$2,224
Percent allowance for doubtful accounts to total outstanding (period end)	3.1%	3.1%	3.4%	4.0%
Bad debt write-offs (net of recoveries)	$778	$778	$1,425	$1,499
Percent of write-offs (net) to average outstanding	2.7%	2.7%	3.0%	2.8%

The following table presents information regarding the growth of our two credit portfolios, including unearned interest.

	Year Ended July 31, 2001	Six Months Ended January 31, 2002	Years Ended
			January 31, 2003	January 31, 2004
	(dollars in thousands)
Beginning balance	$228,547	$271,846	$311,032	$362,076
New receivables financed	232,550	147,539	302,494	331,849
Revolving finance charges	5,210	2,509	4,818	4,354
Returns on account	(3,220)	(2,222)	(5,508)	(6,860)
Collections on account	(185,576)	(105,486)	(243,200)	(263,313)
Accounts charged off	(7,476)	(4,347)	(10,528)	(12,820)
Recoveries of charge-offs	1,811	1,193	2,968	3,416

Ending balance	271,846	311,032	362,076	418,702
Less unearned interest at end of period	(41,455)	(48,879)	(58,249)	(69,227)

Total portfolio managed, net	$230,391	$262,153	$303,827	$349,475

Product Support Services

Credit Insurance. Acting as agents for unaffiliated insurance companies, we sell credit life, credit disability, credit involuntary unemployment and credit property insurance at all of our stores. These products cover payment of the customer’s credit account in the event of the customer’s death, disability or involuntary unemployment or if the financed property is lost or damaged. We receive sales commissions from the unaffiliated insurance company at the time we sell the coverage, and we recognize retrospective commissions, which are additional commissions paid by the insurance carrier if insurance claims are lower than projected, as such commissions are actually earned.

We require proof of property insurance on all credit purchases, although we do not require that customers purchase this insurance from us. Approximately 74.7% of our credit customers purchase one or more of the credit insurance products we offer, and approximately 35.3% purchase all of the insurance products we offer. Commission revenues from the sale of credit insurance contracts represented approximately 3.9% and 3.4% of total net sales for fiscal 2003 and 2004, respectively.

Warranty Service. We provide warranty service for all of the products we sell and only for the products we sell. Customers purchase service maintenance agreements on products representing approximately 45.6% of our total retail sales for fiscal 2004. These agreements broaden and extend the period of covered manufacturer warranty service for up to five years from the date of purchase, depending on the product, and cover certain items during the manufacturer’s warranty period. These agreements are sold at the time the product is purchased. Customers may finance the cost of the agreements along with the purchase price of the associated product. We contact the customer prior to the expiration of the service maintenance period to allow them to renew the period of warranty coverage.

We have contracts with unaffiliated third party insurers that issue the service maintenance agreements to cover the costs of repairs performed by our service department under these agreements. The initial service contract is between the customer and the independent insurance company, but we are the insurance company’s first choice to provide service when it is needed. We receive a commission on the sale of the contract, and we bill the insurance company for the cost of the service work that we perform. Commissions on these third party contracts are recognized in revenues, net of the payment to the third party obligor. Renewal contracts are between the customer and our in-house service department. Under renewal contracts we record the cost of the service work performed as products are repaired.

Of the 15,000 to 20,000 repairs that we perform each month, approximately 45.6% are covered under these service maintenance agreements, approximately 44.9% are covered by manufacturer warranties and the remainder are “walk-in” repairs from our customers. Revenues from the sale of service contracts represented approximately 9.7% of total net retail sales during fiscal 2003 and approximately 8.8% during fiscal 2004.

Management Information Systems

We have a fully integrated management information system that tracks on a real-time basis point-of-sale information, inventory receipt and distribution, merchandise movement and financial information. The management information system also includes a local area network that connects all corporate users to e-mail, scheduling and various servers. The servers and our stores are linked by a wide-area network that provides communication for in-house credit authorization and real time polling of sales and merchandise movement at the store level. In our distribution centers, we use radio frequency terminals to assist in receiving, stock put-away, stock movement, order filling, cycle counting and inventory management. At our stores, we currently use desktop terminals to assist in receiving, transferring and maintaining perpetual inventories. We expect to expand the use of product scanning technology to help in inventory control at the retail store level within the next six to nine months.

Our integrated management information system also includes extensive functionality for management of the complete credit portfolio life cycle as well as functionality for the management of product service. The credit system continues from our in-house credit authorization through account set up and tracking, credit portfolio condition, collections, credit employee productivity metrics, skip-tracing, bankruptcy and fraud and legal account management. The service system provides for service order processing, warranty claims processing, parts inventory management, technician scheduling and dispatch, technician performance metrics and customer satisfaction measurement. All of these systems share a common customer and product sold database.

Our point of sale system uses an IBM AS/400 hardware system that runs on the OS/400 operating system. This system enables us to use a variety of readily available applications in conjunction with software that supports the system. All of our current business application software, except our accounting and human resources systems, has been developed in-house by our management information system employees. We believe our management information systems efficiently support our current operations and provide a foundation for future growth.

In fiscal 2001, we installed a new Nortel telephone switch and state of the art Mosaix system predictive dialer, as well as a frame relay network and cable plant, to improve the efficiency of our collection and overall corporate communication efforts.

As part of our ongoing disaster recovery plan, we are currently implementing a secondary AS/400 system in two phases. In phase one, we installed a second back-up machine in our corporate office with the primary AS/400 to provide the ability to switch production processing from the primary system to the secondary system within fifteen to thirty minutes should the primary system become disabled or unreachable. The two machines are kept synchronized utilizing third party software. The first phase provides “high availability” of the production processing environment. The second phase will add “disaster recovery” support through the relocation of the secondary AS/400 to another site geographically removed from our corporate office. The remainder of the functionality, synchronization of data and switch of production processing from primary to secondary, will continue to function as in the first phase. This configuration will also allow for more frequent system and software maintenance without disrupting normal production.

Competition

According to Twice, total industry manufacturer sales of home appliances and consumer electronics products in the United States, including imports, to the top 100 dealers were estimated to be $15.8 billion and $101.4 billion, respectively, in 2002. The retail home appliance market is large and concentrated among a few major suppliers. Sears has been the leader in the retail home appliance market, with a market share among the top 100 retailers of approximately 36% in 2002, down from 39% in 2001. The consumer electronics market is highly fragmented. We estimate that the two largest consumer electronics superstore chains accounted for less than one-third of the total electronics sales attributable to the 100 largest retailers in 2002. However, new entrants in both industries have been successful in gaining market share by offering similar product selections at lower prices.

As reported by Twice, based upon revenue in 2002, we were the 13th largest retailer of home appliances. Our competitors include national mass merchants such as Sears and Wal-Mart, specialized national retailers such as Circuit City and Best Buy, home improvement stores such as Lowe’s and Home Depot, and locally-owned regional or independent retail specialty stores. The availability and convenience of the Internet and other direct-to-consumer alternatives are increasing as a competitive factor in our industry, especially for distribution of computer and entertainment software.

We compete primarily based on enhanced customer service through our product knowledge, same day or next day delivery capabilities, proprietary in-house credit program, guaranteed low prices and product repair service.

Regulation

The extension of credit to consumers is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements on the origination, servicing and enforcement of credit accounts. These laws include, but are not limited to, the Federal Truth in Lending Act, Equal Credit Opportunity Act and Federal Trade Commission Act. State laws impose limitations on the maximum amount of finance charges that we can charge and also impose other restrictions on consumer creditors, such as us, including restrictions on collection and enforcement. We routinely review our contracts and procedures to ensure compliance with applicable consumer credit laws. Failure on our part to comply with applicable laws could expose us to substantial penalties and claims for damages and, in certain circumstances, may require us to refund finance charges already paid and to forego finance charges not yet paid under non-complying contracts. We believe that we are in substantial compliance with all applicable federal and state consumer credit and collection laws.

Our sale of credit life, credit disability, credit involuntary unemployment and credit property insurance products is also highly regulated. State laws currently impose disclosure obligations with respect to our sales of credit and other insurance products similar to those required by the Federal Truth in Lending Act, impose restrictions on the amount of premiums that we may charge and require licensing of certain of our employees and operating entities. We believe we are in substantial compliance with all applicable laws and regulations relating to our credit insurance business.

Employees

As of January 31, 2004, we had approximately 1,970 full-time employees and 80 part-time employees, of which approximately 1,000 were store employees. We provide a comprehensive benefits package including health, life, long term disability, and dental insurance coverage as well as a 401(k) plan, paid vacation, sick pay and holiday pay. None of our employees are covered by collective bargaining agreements. We have never had a work stoppage, and we believe our employee relations are good.

Tradenames and Trademarks

We have registered the trademarks “Conn’s” and our logos.

Available Information

We are subject to reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Copies of these reports, proxy statements and other information can be inspected and copied at the SEC Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You nay also obtain these materials electronically by accessing the SEC’s home page on the internet at www.sec.gov.

In addition, we make available, free of charge on our internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading “Investor Relations,” by accessing our website at www.conns.com. Also, reports and other information concerning us are available for inspection and copying at NASDAQ Capital Markets.

Risk Factors

An investment in our common stock involves risks and uncertainties. You should consider carefully the following information about these risks and uncertainties before buying shares of our common stock. The occurrence of any of the risks described below could adversely affect our business, financial condition or results of operations. In that case, the trading price of our stock could decline, and you could lose all or part of the value of your investment.

Our success depends substantially on our ability to open and operate profitably new stores in existing, adjacent and new geographic markets.

We plan to continue our expansion by opening an additional four to six new stores in fiscal 2005. These new stores include at least four new stores in the Dallas/Fort Worth metroplex, where we have not previously operated prior to September 2003. We have not yet selected sites for all of the stores that we plan to open within the next 18 months. We may not be able to open all of these stores, and any new stores that we open may not be profitable. Any of these circumstances could have a material adverse effect on our financial results.

There are a number of factors that could affect our ability to open and operate new stores consistent with our business plan, including:

•	competition in existing, adjacent and new markets;

•	competitive conditions, consumer tastes and discretionary spending patterns in adjacent and new markets that are different from those in our existing markets;

•	a lack of consumer demand for our products at levels that can support new store growth;

•	limitations created by covenants and conditions under our credit facilities and our asset-backed securitization program;

•	the availability of additional financial resources;

•	the substantial outlay of financial resources required to open new stores and the possibility that we may recognize little or no related benefit;

•	an inability or unwillingness of vendors to supply product on a timely basis at competitive prices;

•	the failure to open enough stores in new markets to achieve a sufficient market presence;

•	the inability to identify suitable sites and to negotiate acceptable leases for these sites;

•	unfamiliarity with local real estate markets and demographics in adjacent and new markets;

•	problems in adapting our distribution and other operational and management systems to an expanded network of stores;

•	difficulties associated with the hiring, training and retention of additional skilled personnel, including store managers; and

•	higher costs for print, radio and television advertising.

These factors may also affect the ability of any newly opened stores to achieve sales and profitability levels comparable with our existing stores or to become profitable at all.

If we are unable to manage our growing business, our revenues may not increase as anticipated, our cost of operations may rise and our profitability may decline.

We face many business risks associated with growing companies, including the risk that our management, financial controls and information systems will be inadequate to support our planned expansion. Our growth plans will require management to expend significant time and effort and additional resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing, warehousing and distribution systems and employee training programs. We cannot predict whether we will be able to manage effectively these increased demands or respond on a timely basis to the changing demands that our planned expansion will impose on our management, financial controls and information systems. If we fail to manage successfully the challenges our growth poses, do not continue to improve these systems and controls or encounter unexpected difficulties during our expansion, our business, financial condition, operating results or cash flows could be materially adversely affected.

The inability to obtain funding for our credit operations through securitization facilities or other sources may adversely affect our business and expansion plans.

We finance most of our customer receivables through asset-backed securitization facilities. The trust arrangement governing these facilities currently provides for two separate series of asset-backed notes that allow us to finance up to $450 million in customer receivables. Under each note series, we transfer customer receivables to a qualifying special purpose entity in exchange for cash, subordinated securities and the right to receive cash flows equal to the interest rate spread between the transferred receivables and the notes issued to third parties (“interest only strip”). This qualifying special purpose entity, in turn, issues notes that are collateralized by these receivables and entitle the holders of the notes to participate in certain cash flows from these receivables. The Series A program is a $250 million variable funding note held by Three Pillars Funding Corporation, of which $71.0 million was drawn as of January 31, 2004 and an additional $10 million of capacity was absorbed by a mandatory letter of credit that provides the trustee assurance that monthly funds collected by us, as servicer, will be remitted under the basic indenture and other related documents. The Series B program consists of $200 million in private bond placements that was fully drawn as of January 31, 2004.

Our ability to raise additional capital through further securitization transactions, and to do so on economically favorable terms, depends in large part on factors that are beyond our control.

These factors include:

•	conditions in the securities and finance markets generally;

•	conditions in the markets for securitized instruments;

•	the credit quality and performance of our financial instruments;

•	our ability to obtain financial support for required credit enhancement;

•	our ability to service adequately our financial instruments;

•	the absence of any material downgrading or withdrawal of ratings given to our securities previously issued in securitizations; and

•	prevailing interest rates.

Our ability to finance customer receivables under our current asset-backed securitization facilities depends on our compliance with covenants relating to our business and our customer receivables. If these programs reach their capacity or otherwise become unavailable, and we are unable to arrange substitute securitization facilities or other sources of financing, we may have to limit the amount of credit that we make available through our customer finance programs. This may adversely affect revenues and results of operations. Further, our inability to obtain funding through securitization facilities or other sources may adversely affect the profitability of outstanding accounts under our credit programs if existing customers fail to repay outstanding credit due to our refusal to grant additional credit. Since our cost of funds under our bank credit facility is expected to be greater in future years than our cost of funds under our current securitization facility, increased reliance on our bank credit facility may adversely affect our net income.

An increase in short-term interest rates may adversely affect our profitability.

The interest rates on our bank credit facility and the Series A program under our asset-backed securitization facility fluctuate up or down based upon the LIBOR rate, the prime rate of our administrative agent or the federal funds rate in the case of the bank credit facility and the commercial paper rate in the case of the Series A program. To the extent that such rates increase, the fair value of the interest only strip will decline and our interest expense could increase which may result in a decrease in our profitability.

We have significant future capital needs which we may be unable to fund, and we may need additional funding sooner than currently anticipated.

We will need substantial capital to finance our expansion plans, including funds for capital expenditures, pre-opening costs and initial operating losses related to new store openings. We may not be able to obtain additional financing on acceptable terms. If adequate funds are not available, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results or cash flows.

We estimate that capital expenditures during fiscal 2005 will be approximately $12 million to $15 million and that capital expenditures during future years will likely exceed this amount. We expect that cash provided by operating activities, available borrowings under our credit facility, and access to the unfunded portion of our asset-backed securitization program will be sufficient to fund our operations, store expansion and updating activities and capital expenditure programs through at least January 31, 2006. However, this may not be the case. We may be required to seek additional capital earlier than anticipated if future cash flows from operations fail to meet our expectations and costs or capital expenditures related to new store openings exceed anticipated amounts.

A decrease in our credit sales could lead to a decrease in our product sales and profitability.

Historically, we have financed approximately 56% of our retail sales through our internal credit programs. Our ability to provide credit as a financing alternative for our customers depends on many factors, including the quality of our accounts receivable portfolio. Payments on some of our credit accounts become delinquent from time to time, and some accounts end up in default, due to several factors, including general and local economic conditions. As we expand into new markets, we will obtain new credit accounts that may present a higher risk than our existing credit accounts since new credit customers do not have an established credit history with us. A general decline in the quality of our accounts receivable portfolio could lead to a reduction of available credit provided through our finance operations. As a result, we might sell fewer products, which could adversely affect our earnings. Further, because approximately 57% of our credit customers make their credit account payments in our stores, any decrease in credit sales could reduce traffic in our stores and lower our revenues. A decline in the credit quality of our credit accounts could also cause an increase in our credit losses, which could require us to increase the provision for bad debts on our statement of operations and result in an adverse effect on our earnings.

A downturn in the economy may affect consumer purchases of discretionary items, which could reduce our net sales.

A large portion of our sales represent discretionary spending by our customers. Many factors affect discretionary spending, including world events, war, conditions in financial markets, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, taxation, unemployment trends and other matters that influence consumer confidence and spending. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our net sales and profitability could decline.

We face significant competition from national, regional and local retailers of major home appliances and consumer electronics.

The retail market for major home appliances and consumer electronics is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including national mass merchants such as Sears, Wal-Mart, Target, Sam’s Club and Costco, specialized national retailers such as Circuit City and Best Buy, home improvement stores such as Lowe’s and Home Depot, and locally-owned regional or independent retail specialty stores that sell major home appliances and consumer electronics similar, and often identical, to those we sell. We also compete with retailers that market products through store catalogs and the Internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time.

We may not be able to compete successfully against existing and future competitors. Some of our competitors have financial resources that are substantially greater than ours and may be able to purchase inventory at lower costs and better sustain economic downturns. Our competitors may respond more quickly to new or emerging technologies and may have greater resources to devote to promotion and sale of products and services. If two or more competitors consolidate their businesses or enter into strategic partnerships, they may be able to compete more effectively against us.

Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:

•	expansion by our existing competitors or entry by new competitors into markets where we currently operate;

•	lower pricing;

•	aggressive advertising and marketing;

•	extension of credit to customers on terms more favorable than we offer;

•	larger store size, which may result in greater operational efficiencies, or innovative store formats; and

•	adoption of improved retail sales methods.

Competition from any of these sources could cause us to lose market share, revenues and customers, increase expenditures or reduce prices, any of which could have a material adverse effect on our results of operations.

If new products are not introduced or consumers do not accept new products, our sales may decline.

Our ability to maintain and increase revenues depends to a large extent on the periodic introduction and availability of new products and technologies. We believe that the introduction and continued growth in consumer acceptance of new products, such as DVD players, digital television and digital radio, will have a significant impact on our ability to increase revenues. These products are subject to significant technological changes and pricing limitations and are subject to the actions and cooperation of third parties, such as movie distributors and television and radio broadcasters, all of which could affect the success of these and other new consumer electronics technologies. It is possible that new products will never achieve widespread consumer acceptance.

If we fail to anticipate changes in consumer preferences, our sales may decline.

Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our success depends upon our ability to anticipate and respond in a timely manner to trends in consumer preferences relating to major household appliances and consumer electronics. If we fail to identify and respond to these changes, our sales of these products may decline. In addition, we often make commitments to purchase products from our vendors up to six months in advance of proposed delivery dates. Significant deviation from the projected demand for products that we sell may have a material adverse effect on our results of operations and financial condition, either from lost sales or lower margins due to the need to reduce prices to sell excess inventory.

A disruption in our relationships with, or in the operations of, any of our key suppliers could cause our sales to decline.

The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers such as General Electric, Whirlpool, Frigidaire, Maytag, Mitsubishi, Sony, Hitachi, Panasonic, Thomson Consumer Electronics, Toshiba, Hewlett Packard and Compaq. We do not have long term supply agreements or exclusive arrangements with the majority of our vendors. We typically order our inventory through the issuance of individual purchase orders to vendors. We also rely on our suppliers for cooperative advertising support. We may be subject to rationing by suppliers with respect to a number of limited distribution items. In addition, we rely heavily on a relatively small number of suppliers. Our top six suppliers represented 61.1% of our purchases for fiscal 2004, and the top two suppliers represented approximately 28.0% of our total purchases. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition.

Our ability to enter new markets successfully depends, to a significant extent, on the willingness and ability of our vendors to supply merchandise to additional warehouses or stores. If vendors are unwilling or unable to supply some or all of their products to us at acceptable prices in one or more markets, our results of operations and financial condition could be materially adversely affected.

Furthermore, we rely on credit from vendors to purchase our products. As of January 31, 2004, we had $26.4 million in accounts payable and $53.7 million in merchandise inventories. A substantial change in credit terms from vendors or vendors’ willingness to extend credit to us would reduce our ability to obtain the merchandise that we sell, which could have a material adverse effect on our sales and results of operations.

You should not rely on our comparable store sales as an indication of our future results of operations because they fluctuate significantly.

Our historical same store sales growth figures have fluctuated significantly from quarter to quarter. For example, same store sales growth for each of the quarters of fiscal 2004 were 1.1%, (2.5)%, 4.1%, and 11.7%, respectively. Even though we achieved double-digit same store sales growth in the past, we may not be able to increase same store sales in the future. This is reflected in the declining rate of increases or, in some cases, actual decreases, in same store sales that have occurred over the last several quarters. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

•	changes in competition;

•	general economic conditions;

•	new product introductions;

•	consumer trends;

•	changes in our merchandise mix;

•	changes in the relative sales price points of our major product categories;

•	the impact of our new stores on our existing stores, including potential decreases in existing stores’ sales as a result of opening new stores;

•	weather conditions in our markets;

•	timing of promotional events; and

•	our ability to execute our business strategy effectively.

Changes in our quarterly and annual comparable store sales results could cause the price of our common stock to fluctuate significantly.

Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate, which could adversely affect our common stock price.

We experience seasonal fluctuations in our net sales and operating results. In fiscal 2004, we generated 28.8% and 23.5% of our net sales and 33.6% and 23.0% of our net income in the fiscal quarters ended January 31 (which included the holiday selling season) and July 31 (which included the effects of our summer air conditioning sales), respectively. We also incur significant additional expenses during these fiscal quarters due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fiscal quarters ending January 31 and July 31, our net sales could decline, resulting in excess inventory, which could harm our financial performance. A shortfall in expected net sales, combined with our significant additional expenses during these fiscal quarters, could cause a significant decline in our operating results. This could adversely affect our common stock price.

Our business could be adversely affected by changes in consumer protection laws and regulations.

Federal and state consumer protection laws and regulations, such as the Fair Credit Reporting Act, limit the manner in which we may offer and extend credit. Since we finance a substantial portion of our sales, any adverse change in the regulation of consumer credit could adversely affect our total revenues and gross margins. For example, new laws or regulations could limit the amount of interest or fees that may be charged on consumer loan accounts or restrict our ability to collect on account balances, which would have a material adverse effect on our earnings. Compliance with existing and future laws or regulations could require us to make material expenditures, in particular personnel training costs, or otherwise adversely affect our business or financial results. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could have an adverse effect on our results of operations and stock price.

Pending litigation relating to the sale of credit insurance and the sale of service maintenance agreements in the retail industry, including one lawsuit in which we are the defendant, could adversely affect our business.

States’ attorneys general and private plaintiffs have filed lawsuits against other retailers relating to improper practices conducted in connection with the sale of credit insurance in several jurisdictions around the country. We offer credit insurance in all of our stores and require the purchase of property credit insurance products from us or from third party providers in connection with sales of merchandise on credit; therefore, similar litigation could be brought against us. Additionally, we have been named as a defendant in a purported class action lawsuit alleging breach of contract and violations of state and federal consumer protection laws arising from the terms of our service maintenance agreements. While we believe we are in full compliance with applicable laws and regulations, if we are found liable in the class action lawsuit or any future lawsuit regarding credit insurance or service maintenance agreements, we could be required to pay substantial damages or incur substantial costs as part of an out-of-court settlement, either of which could have a material adverse effect on our results of operations and stock price. An adverse judgment or any negative publicity associated with our service maintenance agreements or any potential credit insurance litigation could also affect our reputation, which could have a negative impact on sales.

If we lose key management or are unable to attract and retain the highly qualified sales personnel required for our business, our operating results could suffer.

Our future success depends to a significant degree on the skills, experience and continued service of Thomas J. Frank, Sr., our Chairman of the Board and Chief Executive Officer, William C. Nylin, Jr., our President and Chief Operating Officer, C. William Frank, our Executive Vice President and Chief Financial Officer, David R. Atnip, our Senior Vice President and Secretary/Treasurer, and other key personnel. We have entered into employment agreements with each of these named individuals, all of which include confidentiality and other customary provisions. If we lose the services of any of these individuals, or if one or more of them or other key personnel decide to join a competitor or otherwise compete directly or indirectly with us, our business and operations could be harmed, and we could have difficulty in implementing our strategy. In addition, as our business grows, we will need to locate, hire and retain additional qualified sales personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results could suffer.

Because our stores are located in Texas and Louisiana, we are subject to regional risks.

Our 47 stores are located exclusively in Texas and Louisiana. This subjects us to regional risks, such as the economy, weather conditions, hurricanes and other natural disasters. If the region suffered an economic downturn or other adverse regional event, there could be an adverse impact on our net sales and profitability and our ability to implement our planned expansion program. Several of our competitors operate stores across the United States and thus are not as vulnerable to the risks of operating in one region.

Our information technology infrastructure is vulnerable to damage that could harm our business.

Our ability to operate our business from day to day, in particular our ability to manage our credit operations and inventory levels, largely depends on the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, communicate customer information, aggregate daily sales information and manage our credit portfolio. These systems and our operations are vulnerable to damage or interruption from:

•	power loss, computer systems failures and Internet, telecommunications or data network failures;

•	operator negligence or improper operation by, or supervision of, employees;

•	physical and electronic loss of data or security breaches, misappropriation and similar events;

•	computer viruses;

•	intentional acts of vandalism and similar events; and

•	hurricanes, fires, floods and other natural disasters.

The software that we have developed to use in granting credit may contain undetected errors that could cause our network to fail or our expenses to increase. Any failure due to any of these causes, if it is not supported by our disaster recovery plan, could cause an interruption in our operations and result in reduced net sales and profitability.

If we are unable to maintain our current insurance coverage for our service maintenance agreements, our customers could incur additional costs and our repair expenses could increase, which could adversely affect our financial condition and results of operations.

There are a limited number of insurance carriers that provide coverage for our service maintenance agreements. If insurance becomes unavailable from our current carriers for any reason, we may be unable to provide replacement coverage on the same terms, if at all. Even if we are able to obtain replacement coverage, higher premiums could have an adverse impact on our profitability if we are unable to pass along the increased cost of such coverage to our customers. Inability to obtain insurance coverage for our service maintenance agreements could cause fluctuations in our repair expenses and greater volatility of earnings.

Changes in trade regulations, currency fluctuations and other factors beyond our control could affect our business.

A significant portion of our inventory is manufactured overseas and in Mexico. Changes in trade regulations, currency fluctuations or other factors beyond our control may increase the cost of items we purchase or create shortages of these items, which in turn could have a material adverse effect on our results of operations and financial condition. Conversely, significant reductions in the cost of these items in U.S. dollars may cause a significant reduction in the retail prices of those products, resulting in a material adverse effect on our sales, margins or competitive position. In addition, commissions earned on both our credit insurance and service maintenance agreement products could be adversely affected by changes in statutory premium rates, commission rates, adverse claims experience and other factors.

We may be unable to protect our intellectual property rights, which could impair our name and reputation.

We believe that our success and ability to compete depends in part on consumer identification of the name “Conn’s.” We have registered the trademarks “Conn’s” and our logo. We intend to protect vigorously our trademark against infringement or misappropriation by others. A third party, however, could misappropriate our intellectual property in the future. The enforcement of our proprietary rights through litigation could result in substantial costs to us that could have a material adverse effect on our financial condition or results of operations.

ITEM 2. PROPERTIES.

The following summarizes the geographic location of our stores, warehouse and distribution centers and corporate facilities by major market area:

Geographic Location	Stores in Market	Leased Stores	Total Square Feet	Warehouse Square Feet	Leases With Options Expiring Beyond 10 Years
Golden Triangle District	5	5	153,568	32,169	5
Louisiana District	5	5	129,890	27,200	5
Houston District	18	15	394,240	90,070	12
San Antonio/Austin District	13	12	350,830	20,175	12
Corpus Christi	1	1	51,670	14,300	1
Dallas District	5	5	149,520	23,175	5

Store Totals	47	43	1,229,718	207,089	40
Warehouse/Distribution Centers	6	3	565,113	565,113	1
Service Centers	5	3	191,932	133,636	1
Corporate Offices	1	1	106,783	25,000	1

Total	59	50	2,093,546	930,838	43

ITEM 3. LEGAL PROCEEDINGS.

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

We are involved in routine litigation incidental to our business from time to time. We do not expect the outcome of any of this routine litigation to have a material effect on our financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

What is the principal market for our common stock?

The principal market for our common stock is the NASDAQ National Market System. Our common stock is listed on the NASDAQ National Market System under the symbol “CONN.” Information regarding the high and low sales prices for our common stock for each quarterly period since our initial public offering as reported on NASDAQ is summarized as follows:

	High	Low
Period November 24, 2003 through January 31, 2004	$16.62	$14.00

How many common stockholders do we have?

As of April 15, 2004, we had approximately 106 common stockholders of record.

Did we declare any cash dividends in fiscal 2004 or fiscal 2003?

No.

How many shares of common stock are authorized for issuance under our equity compensation plans?

The following table provides information regarding the number of shares of our common stock that may be issued on exercise of outstanding stock options and warrants under our existing equity compensation plans as of January 31, 2004. These plans are as follows:

•	the Amended and Restated 2003 Incentive Stock Option Plan;

•	the Non-Employee Director Stock Option Plan; and

•	the Employee Stock Purchase Program.

Plan Category	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))

Equity Compensation Plans Approved by Stockholders	1,771,440	(1)	$10.26	1,040,877	(1)

Equity Compensation Plans Not Approved by Stockholders	—		—	—

Total	1,771,440		$10.26	1,040,877

(1)	Includes 240,000 outstanding options and 60,000 options available for future issue applicable to the Non-Employee Director Stock Option Plan.

Has the Company had any sales of unregistered securities during fiscal 2003?

In connection with the IPO, the shareholders of Conn Appliances, Inc., a Texas corporation and our parent company prior to our Delaware reorganization (“Conn Texas”), voted to approve the merger of Conn Texas with a wholly owned subsidiary of the Company at a special meeting of shareholders held on February 7, 2003. The merger became effective upon the consummation of the IPO. Holders of Conn Texas common stock, $0.01 par value per share, received one share of the Company’s common stock for each share of Conn Texas common stock held. Holders of Conn Texas preferred stock, $0.01 par value per share, received one share of the Company’s preferred stock, $0.01 per share, for each share of Conn Texas preferred stock held. The preferred stock issued in the merger was redeemed on a mandatory basis for cash or shares of the Company’s common stock at the option of the stockholder. The conversion ratio into common stock was calculated by dividing the liquidation value (including accrued and unpaid dividends) of the Conn Texas preferred stock by the offering price per share of the Company’s common stock sold in the IPO. The offering and sale of securities effected by the merger were exempt under Section 4(2) of the Securities Act and Rule 506 thereunder. The offering was limited to the shareholders of Conn Texas, who consisted of persons that qualify as accredited investors and fewer than 35 other persons. Non-accredited offerees were represented by a “purchaser representative” as defined in Rule 501(h) under the Securities Act. The Company compiled with all of the applicable requirements of Rules 501 and 502.

ITEM 6. SELECTED FINANCIAL DATA.

	Years Ended July 31,			Six Months Ended January 31,	Twelve Months Ended January 31,	Years Ended January 31,
	1999	2000	2001	2002	2002	2003	2004
	(unaudited)
	(dollars in thousands, except per share amounts)
Statement of Operations (1):
Total revenues	$234,492	$276,933	$327,257	$206,896	$378,525	$445,973	$499,310
Operating expense:
Cost of goods sold, including ware- housing and occupancy cost	144,842	169,411	201,963	127,543	233,226	276,160	317,712
Selling, general and administrative expense	69,141	78,304	92,194	58,630	106,949	125,712	135,174
Provision for bad debts	—	793	1,734	1,286	2,406	4,125	4,657

Total operating expense	213,983	248,508	295,891	187,459	342,581	405,997	457,543

Operating income	20,509	28,425	31,366	19,437	35,944	39,976	41,767
Interest expense, net	6,024	4,836	3,754	2,940	4,855	7,237	4,577

Earnings before income taxes	14,485	23,589	27,612	16,497	31,089	32,739	37,190
Provision for income taxes	5,724	8,991	9,879	5,944	11,130	11,342	12,850

Net income from continuing operations	8,761	14,598	17,733	10,553	19,959	21,397	23,993
Discontinued operations, net of tax	224	30	(546)	—	(389)	—	—

Net income	8,985	14,628	17,187	10,553	19,570	21,397	24,340
Less preferred stock dividends (2)	(1,857)	(2,046)	(2,173)	(1,025)	(1,939)	(2,133)	(1,954)

Net income available for common stockholders	$7,128	$12,582	$15,014	$9,528	$17,631	$18,468	$22,386

Earnings per common share:
Basic	$0.41	$0.73	$0.87	$0.56	$1.03	$1.10	$1.26
Diluted	$0.41	$0.72	$0.87	$0.55	$1.01	$1.10	$1.22
Average common shares outstanding:
Basic	17,489	17,350	17,169	17,025	17,060	16,724	17,726
Diluted	17,489	17,384	17,194	17,327	17,383	16,724	18,335

Other Financial Data:
Stores open at end of period	26	28	32	36	36	42	45
Same store sales growth (3)	13.60%	8.9%	10.3%	16.7%	15.6%	1.3%	2.6%
Inventory turns (4)	5.5	5.6	5.9	7.5	6.8	6.6	6.5
Gross margin percentage (5)	38.2%	38.8%	38.3%	38.4%	38.4%	37.9%	36.4%
Operating margin (6)	8.7%	10.3%	9.6%	9.4%	9.5%	8.8%	8.4%
Return on average equity (7)	40.2%	42.8%	36.7%	35.9%	34.9%	28.3%	19.5%
Capital expenditures	$6,781	$6,920	$14,833	$10,551	$15,547	$15,070	$9,401

Balance Sheet Data:
Working capital	$46,100	$33,888	$40,752	$45,546	$45,546	$69,984	$117,066
Total assets	123,152	116,075	134,425	145,644	145,644	181,798	234,760
Total debt	62,651	30,735	31,445	38,750	38,750	51,992	14,512
Preferred stock	18,632	18,520	15,400	15,226	15,226	15,226	—
Total stockholders’ equity	26,458	41,785	54,879	62,860	62,860	82,669	166,590

(1)	Information excludes the operations of the rent-to-own division that was sold in February, 2001.
(2)	Dividends were not actually declared or paid until 2004, but are presented for purposes of earnings per share calculations.
(3)	Same store sales growth is calculated by comparing the reported sales by store for all stores that were open throughout a period to reported sales by store for all stores that were open throughout the prior period. Sales from closed stores have been removed from each period. Sales from relocated stores have been included in each period because each such store was relocated within the same general geographic market. Sales from expanded stores have been included in each period.
(4)	Inventory turns are defined as the cost of goods sold, excluding warehousing and occupancy cost, divided by the average of the beginning and ending product inventory; information for the six months ended January 31, 2002 has been annualized for comparison purposes.
(5)	Gross margin percentage is defined as total revenues less cost of goods and parts sold, including warehousing and occupancy cost, divided by total revenues.
(6)	Operating margin is defined as operating income divided by total revenues.
(7)	Return on average equity is calculated as current period net income from continuing operations divided by the average of the beginning and ending equity; information for the six months ended January 31, 2002 has been annualized for comparison purposes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” in this Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report might not happen.

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

General

Our consolidated financial statements and related notes comprise over 20 pages. The following discussion and analysis is intended to provide you with a more insightful understanding of our financial condition and performance in the indicated periods, including an analysis of those key factors that contributed to our financial condition and performance and that are, or are expected to be, the key “drivers” of our business.

We are a specialty retailer of home appliances and consumer electronics. We sell major home appliances, including refrigerators, freezers, washers, dryers and ranges, and a variety of consumer electronics, including projection, plasma, LCD, and DLP televisions, camcorders, VCRs, DVD players and home theater products. We also sell home office equipment, lawn and garden products and bedding, and we continue to introduce additional product categories for the home to help increase same store sales and to respond to our customers’ product needs. We currently operate 47 retail locations in Texas and Louisiana.

Unlike many of our competitors, we provide in-house credit options for our customers. Historically, we have financed approximately 56% of our retail sales. We finance substantially all of our customer receivables through an asset-backed securitization facility, and we derive servicing fee income and interest income from these assets. See “Business – Finance Operations” for a detailed discussion of our in-house credit programs. As part of our asset-backed securitization facility, we have created a qualifying special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and to issue asset-backed and variable funding notes to third parties. We transfer receivables, consisting of retail installment contracts and revolving accounts extended to our customers, to the issuer in exchange for cash and subordinated securities. To finance its acquisition of these receivables, the issuer has issued notes to third parties.

We also derive revenues from repair services on the products we sell and from product delivery and installation services we provide to our customers. Additionally, acting as an agent for unaffiliated companies, we sell credit insurance to protect our customers from credit losses due to death, disability, involuntary unemployment and property damage.

During fiscal 2001, we sold the operations of our rent-to-own business. As a result of this sale, we restated our statements of operations for fiscal 2000 to reflect results of the rent-to-own division as discontinued operations.

Executive Overview

This overview is intended to provide an executive level overview of our operations for the year ended January 31, 2004. A detailed explanation of the changes in our operations for the year ended January 31, 2004 as compared to the prior year is included beginning on page 33. As explained in that section, our pretax income for the year ended January 31, 2004 increased approximately $5.2 million as a result of higher revenues and lower selling, general and administrative expenses as a percentage of revenues. These improvements in our operations were offset by a decline in retail product gross margins, a decline in the percentage of credit financed transactions, the conversion of $200.0 million of our asset-backed securitization facility from variable interest rates to higher fixed interest rates and several unusual charges or adjustments that negatively impacted our operations. Some of the more specific issues that impacted our operations are presented as follows:

•	Our recent negative trend in same store sales increases reversed itself, particularly in the last two quarters. We finished the year at a same store sales growth rate of 2.6%, posting same store sales performances of 1.1%, (2.5)%, 4.1%, and 11.7% in the first, second, third and fourth quarters, respectively. We believe that we were able to achieve these more favorable increases through an increased focus on our track sales and by taking the opportunity to promote bedding and lawn and garden products. It is our strategy to continue this focus into fiscal 2005.

•	The entry into the Dallas/Fort Worth market provided both a positive and negative impact on our operations. Approximately, $8.8 million of our product sales increase resulted from the opening of three new stores in this market. However, our gross product and operating margins were negatively impacted as we initially discounted prices and increased substantial standby costs in personnel and advertising to insure that our initial entry into the market was well received. Our plans provide for the opening of four to six additional stores in the market during 2005 fiscal year and we expect that many of the standby costs previously absorbed will be reduced to a more normal level.

•	Our gross product margin was also negatively impacted by continued price erosion, particularly in the electronics category. We expect that there is the potential for these price erosions to continue, although at a reduced rate, as new products are introduced.

•	The conversion in September 2002 of $200.0 million of our off-balance sheet asset-backed securitization program from variable interest rates to higher fixed interest rates negatively impacted our operations. We estimate that the impact of the additional cost of this program in fiscal 2004 was approximately $3.1 million over such costs incurred in fiscal 2003.

•	There were several unusual charges or adjustments that negatively impacted our operations. These charges and adjustments included revision of previous estimates relative to non-cash revenue adjustments of approximately $0.6 million, one-time expenditures of approximately $0.7 million associated with a change in the methodology for calculating sales commissions and $0.3 million associated with the settlement of a dispute with a former shareholder.

•	As a result of the completion of our public offering, we were able to utilize the net proceeds of the offering to retire all of our balance sheet debt and thereby substantially reduce our interest expense in the last quarter. This transaction had a further impact on our interest expense as the change in fair value of derivatives is being recorded as an adjustment to operations rather than through Other comprehensive income (OCI). As an offset to this present benefit, we are amortizing the balance included in OCI over the period in which the forecasted transaction impacts the statement of operations.

Operational Changes and Resulting Outlook

After reviewing our performance for the first six months of fiscal 2004, we implemented several initiatives that we believe helped improve our operations for the balance of fiscal 2004 and that will positively impact our future operating results. These changes included the following:

•	use of our direct mail marketing campaign as a single promotional activity rather than combining it with other promotional programs, which we believe reduced the amount of the price discounts that are required in order to influence our customers’ purchasing decisions;

•	identification of specific demographic make-up within a given U.S. Postal Service carrier route for our direct mail campaigns and an increase in promotional credit, which we believe allowed us to obtain better penetration rates for our promotional campaigns;

•	communication to our sales personnel an authorized credit limit in excess of the credit needed to complete a specific transaction for qualified customers, which we believe allowed our sales personnel to make “add-on” sales;

•	development of a new strategy for the merchandising our track products, including separate merchandising plans and displays, separate sales and managerial personnel, convenient check-out procedures and diversified inventory, which we believe increased sales within the track area, but which also decreased our gross product margin percentage;

•	reformat of our existing display space to provide additional footage to promote lawn and garden products since our stores are in a geographic area that is conducive to year-around use of these products;

•	implementation of certain cost reduction measures that have reduced support, warehouse and delivery and service costs;

•	modification of our sales commission plan, which we believe further aligned our sales personnel compensation with our overall sales objectives;

•	an increase in same store sales from the new stores opened in late 2002;

•	an increase in overall retail sales from our expansion into the Dallas/Fort Worth market in September, October and November of fiscal 2004 and a higher penetration of credit sales at these new stores based on our strategic site-selection process and our planned direct marketing program in this market;

•	a significant reduction in our total interest expense due to the use of proceeds from our initial public offering to repay debt and the expiration of $50.0 million in interest rate swap contracts; and

•	the introduction of a replacement service maintenance agreement, which we believe will encourage customers to purchase replacement coverage on smaller ticket items.

Our continued growth in the Dallas/Fort Worth metroplex is dependent on our ability to develop an adequate distribution center for that market. The present cross-dock facility in that market contains approximately 36,000 square feet and will accommodate approximately five to seven stores. We are currently in the planning stages to develop a complete warehouse and distribution center for this market that we expect to contain approximately 150,000 square feet. Additional annual cost to lease and operate such a facility is projected at approximately $2.0 million. It is expected that we be required to have such a distribution center operational by the end of fiscal 2005.

The consumer electronics industry depends on new products to drive same store sales increases. Typically, these new products, such as digital televisions and DVD players, are introduced at relatively high price points that are then gradually reduced as the product becomes more mainstream. To maintain positive same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. This has historically been our experience, and we expect this trend to continue.

Application of Critical Accounting Policies

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as “critical accounting estimates.” We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of January 31, 2004.

Transfers of Financial Assets. We transfer customer receivables to the QSPE that issues asset-backed securities to third party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. As we transfer the accounts, we record an asset representing the interest only strip. The gain or loss recognized on these transactions is based on our best estimates of key assumptions, including forecasted credit losses, payment rates, forward yield curves, costs of servicing the accounts and appropriate discount rates. The use of different estimates or assumptions could produce different financial results. For example, if we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates), our interest in securitized assets would have been reduced by $2.6 million as of January 31, 2004, which may have an adverse effect on earnings. We recognize income from our interest in these transferred accounts based on the difference between the interest earned on customer accounts and the costs associated with financing and servicing the transferred accounts, less a provision for bad debts associated with the transferred assets. This income is recorded as “Finance charges and other” in our consolidated statement of operations. If the assumption used for developing the reserve for doubtful accounts on the books of the QSPE were changed by 0.5% from 3.4% to 3.9%, the impact to recorded “Finance charges and other” would have been a reduction in revenues and pretax income of $1.8 million.

Deferred Tax Assets. We have significant net deferred tax assets (approximately $7.3 million as of January 31, 2004), which are subject to periodic recoverability assessments. Realization of our net deferred tax assets may be dependent upon whether we achieve projected future taxable income. Our estimates regarding future profitability may change due to future market conditions, our ability to continue to execute at historical levels and our ability to continue our growth plans. These changes, if any, may require material adjustments to these deferred tax asset balances. For example, if we had assumed that the future tax rate at which these deferred items would reverse was 34.3% rather than 35.3%, we would have reduced the net deferred tax asset and net income by approximately $206,000.

Intangible Assets. We have significant intangible assets related primarily to goodwill and the costs of obtaining various loans and funding sources. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Effective August 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Prior to adoption of SFAS 142, we amortized goodwill over an estimated life of fifteen years on a straight-line basis. Effective with the implementation of SFAS 142, we ceased amortizing goodwill and began testing potential impairment of this asset annually based on judgments regarding ongoing profitability and cash flow of the underlying assets. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believe is impaired. Our goodwill balance at January 31, 2004 was $7.9 million.

Property, Plant and Equipment. Our accounting policies regarding land, buildings, and equipment include judgments regarding the estimated useful lives of such assets, the estimated residual values to which the assets are depreciated, and the determination as to what constitutes increasing the life of existing assets. These judgments and estimates may produce materially different amounts of depreciation and amortization expense that would be reported if different assumptions were used. These judgments may also impact the need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized. In addition, the actual life of the asset and residual value may be different from the estimates used to prepare financial statements in prior periods.

Revenue Recognition. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligor on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell service maintenance agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer’s warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amounts of service maintenance agreement revenue deferred at January 31, 2003 and 2004 were $3.8 million and $3.9 million, respectively, and are included in “Deferred revenue” in the accompanying balance sheets.

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

Results of Operations

The following table sets forth certain statement of operations information, excluding discontinued operations, as a percentage of total revenues for the periods indicated.

	Years Ended July 31,		Six Months Ended January 31,		Twelve Months Ended January 31,	Years ended January 31,
	2000	2001	2001	2002	2002	2003	2004
			(Unaudited)		(Unaudited)
Revenues:
Product sales	79.2%	79.4%	80.0%	78.7%	78.8%	78.1%	79.8%
Service maintenance agreement commissions (net)	5.9	5.7	5.4	5.8	5.9	5.1	4.8
Service revenues	4.8	4.2	4.4	3.8	3.9	4.2	3.7

Total net sales	89.9	89.3	89.8	88.3	88.6	87.4	88.3
Finance charges and other	10.1	10.2	10.2	11.7	11.4	12.6	11.7

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost and expenses:
Cost of goods sold, including warehousing and occupancy costs	60.1	60.8	60.8	60.7	60.7	60.9	62.8
Cost of parts sold, including warehousing and occupancy costs	1.1	1.0	1.0	1.0	1.0	1.0	0.8
Selling, general and administrative expense	28.2	28.1	28.2	28.3	28.2	28.4	27.1
Provision for bad debts	0.3	0.5	0.4	0.6	0.6	0.9	0.9

Total costs and expenses	89.7	90.4	90.4	90.6	90.5	91.2	91.6

Operating income	10.3	9.6	9.6	9.4	9.5	8.8	8.4
Interest expense	1.8	1.2	1.2	1.4	1.3	1.6	0.9

Earnings from continuing operations before income taxes	8.5	8.4	8.4	8.0	8.2	7.2	7.5
Provision for income taxes
Current	(3.5)	(3.5)	(3.1)	(3.3)	(3.4)	(2.9)	(2.6)
Deferred	0.3	0.5	0.1	0.4	0.5	0.3	—

Total provision for income taxes	(3.2)	(3.0)	(3.0)	(2.9)	(2.9)	(2.6)	(2.6)

Net income from continuing operations	5.3%	5.4%	5.4%	5.1%	5.3%	4.6%	4.9%

In reviewing the percentages reflected in the above table, we noted that the following trends in our operations developed within the last twelve months. They are summarized as follows:

•	Commissions from service maintenance agreement sales are declining as a percentage of total revenue. This reduction reflects the impact of deteriorating price points in the consumer electronics category and the increased consumer confidence in newer products. Additionally, the modification of the sales commission program in early fiscal 2004 reduced the emphasis previously placed on the sale of service maintenance agreements and encouraged sales personnel to focus on product sales.

•	Service revenues as a percentage of total revenues are also beginning to decline. This decrease is attributable to a more stringent review of billings submitted to the insurance company and our own obligations under service maintenance agreement renewal programs for covered warranty services. As a result of these billing reviews, service revenues are declining; however, retrospective settlements, due to claims reductions, that are included in “Finance charges and other” were positively impacted.

•	The decline in the percentage of “Finance charges and other” to total revenues reflects the higher interest rates that were incurred in late fiscal 2003 and all of fiscal 2004 as a result of the “fixing” of interest rates on $200 million in bonds included in the asset-backed securitization program. This increase in interest rate results in a decrease in the interest spread on the credit portfolio that is recognized as part of securitization income received from the QSPE.

•	The increasing cost of goods sold as a percentage of total revenues results from continued deterioration of retail price points and margins for consumer electronics products, aggressive discounting in connection with the promotion of products for store grand openings in February and

March 2003 and the entry into the Dallas/Fort Worth market, and sales of relatively lower margin computer products growing at a more rapid rate than sales of higher margin home appliance products. While we believe that we have corrected the problems associated with higher discounting of prices, we do expect price deterioration to continue which we expect will negatively impact gross product margins.

•	The decline in selling, general and administrative expense reflects the implementation of various cost reduction programs and the achievement of economies of scale as revenue continues to grow. While we expect this favorable trend to continue, we believe that it will be at a significantly reduced rate since we expect to incur significant additional administrative costs associated with being a public held company.

•	The declining trend in interest expense as a percentage of total revenues is a function of the pay-off of debt with our IPO proceeds and the impact of expiring interest rate swap agreements. Assuming that we are successful in continuing to generate positive cash flow, we expect interest expense to continue to decline as the last portion of our interest rate swaps get closer to maturity and we realize the favorable impact of the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

•	While our operating margin has dropped in the last several years due to many of the factors described above, we believe that it should begin to stabilize in the 8.4% to 8.6% range as we continue to increase sales.

The specific causes of these trend variations are discussed in detail under the comparison of operating results for the year ended January 31, 2003 to the year ended January 31, 2004.

Same store sales growth is calculated by comparing the reported sales by store for all stores that were open throughout a period to reported sales by store for all stores that were open throughout the prior period. Sales from closed stores have been removed from each period. Sales from relocated stores have been included in each period because each such store was relocated within the same general geographic market. Sales from expanded stores have been included in each period.

The presentation of our gross margins may not be comparable to other retailers since we include the cost of our in-home delivery service as part of selling, general and administrative expense. Similarly, we include the cost of merchandising our products, including amounts related to purchasing the product, in selling, general and administrative expense. It is our understanding that other retailers may include such costs as part of cost of goods sold.

Year Ended January 31, 2003 Compared to the Year Ended January 31, 2004

Revenues. Total revenues increased by $53.3 million, or 12.0%, from $446.0 million for the year ended January 31, 2003, to $499.3 million for the year ended January 31, 2004. The increase was attributable to increases of $51.4 million, or 13.2%, in net sales and $1.9 million, or 3.4%, in finance charges and other revenues. Of the $51.4 million increase in net sales, $40.3 million was generated by nine retail locations that were not open for twelve consecutive months in both periods. Same store sales increased $9.3 million, or 2.6%, for those stores that were open all twelve months in both periods. Increases in delivery and installation charges of $1.8 million accounted for the balance of the net sales increase. The change in net sales was primarily due to increased unit volume of sales representing an increase of approximately $107.6 million in sales that were offset by deteriorating price points that represent a decrease in sales of approximately $56.2 million. The addition of a second line of computers, increased sales in our track area, increased sales of our bedding and lawn and garden product lines and a significant increase in projection television sales accounted for much of the increased unit volume of sales.

We believe that at least a portion of the smaller increase in same store sales was the result of a temporary negative impact on our existing stores caused by opening new stores in existing markets. For example, after opening our Sugarland store in the Houston market in January 2003, retail sales before service maintenance agreement cancellations in the market increased by 10.1% during the year ended January 31, 2004 compared to the 2003 period, but our same store sales for the existing 17 stores in this market that were open for a full twelve months in both periods increased only by 4.9%. Likewise, our San Antonio/Austin market experienced a 22.5% total increase in retail sales as we opened four new stores in the area while our same store sales for our ten existing stores in this market increased only 8.9% when compared to the 2003 period. In addition, in an effort to reduce our delinquency rates, we increased down payment and verification requirements on certain of our credit accounts, which led to lower approval rates in the first six months of 2004, and we modified the selection criteria for our direct mail program that effectively limited promotional credit and overall credit penetration in the same time frame, which resulted in fewer credit applications being processed as a percentage of sales. We have since modified our down payment requirements, use of promotional credit and the selection criteria for our direct mail program to previous levels, which we believe increased our credit penetration while maintaining our historical delinquency and charge-off rates.

As reflected in the table below, product sales and net sales are increasing at a slower rate than they did in the past. This slowing trend results primarily from a decline in same store sales within the last 18 months, indicating that some of our stores may be reaching maturity as it relates to market penetration. However, we believe that we have positioned many of our stores, particularly those that have reached more mature levels, to have the potential for additional same store sales increases by re-merchandising our product offerings, training sales personnel to increase closing rates, regularly updating our stores, continuing to emphasize a high level of customer service and developing our track area; we do expect that much of our future sales increases will continue to come both from existing stores and new stores.

The following table presents the makeup of net sales by product category in each period, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percentage of total net sales.

	Years Ended January 31,				Percent Increase (Decrease)
	2003		2004
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Major home appliances	$148,878	38.2%	$161,411	36.6%	8.4%
Consumer electronics	151,196	38.8	176,868	40.1	17.0	(1)
Home office equipment	25,617	6.6	30,251	6.9	18.1	(2)
Delivery and installation	6,369	1.6	7,987	1.8	25.4	(3)
Lawn and garden	8,540	2.2	9,703	2.2	13.6	(4)
Bedding	4,191	1.1	6,683	1.5	59.5	(4)
Other	3,088	0.8	5,715	1.3	85.1	(2)

Total product sales	347,879	89.3	398,618	90.4	14.6
Service maintenance agreement commissions	22,961	5.9	24,035	5.4	4.7	(5)
Service revenues	18,656	4.8	18,265	4.2	(2.1	)(6)

Total net sales	$389,496	100.0%	$440,918	100.0%	13.2%

(1)	The increase in net sales of consumer electronics is related primarily to increases in sales in projection televisions, liquid crystal display televisions and the introduction of the digital light processor big screen televisions.
(2)	The increase in net sales of home office equipment and other was due to the emphasis that was placed on increasing sales within the track area.
(3)	The increase in delivery and installation revenues reflects growth in appliance and electronic unit sales and a price increase for delivery and installation charges.
(4)	The increases in lawn and garden and bedding results from the emphasis placed on these product categories as significant components of same store sales growth.
(5)	The relatively smaller increase in service maintenance agreement sales reflects the impact of deteriorating price points of consumer electronic items and the increased consumer confidence in newer products; in addition, the modification of the sales commission program reduced the emphasis previously placed on this category of sales.
(6)	The decrease in service revenues is attributable to a more stringent review of billings made to the insurance company and our own internal reserves for covered warranty services. As a result of these billing reviews, service revenues for the year ended January 31, 2004 were somewhat softened; however, retrospective claim settlements that are included in the line item entitled “Finance charges and other” were positively impacted by approximately $2.4 million during this period.

Revenue from finance charges and other increased by approximately $1.9 million, or 3.4%, from $56.5 million for the year ended January 31, 2003, to $58.4 million for the year ended January 31, 2004. This increase in revenue resulted primarily from an increase in retrospective claim settlements of $2.4 million, an increase in interest received on maintenance reserve funds of $0.5 million, an increase in interest received from receivables not sold of $0.6 million and an increase in insurance commissions of $0.8 million. These increases in revenues were offset by a decrease in securitization income of $2.4 million. The decrease in income from sale of receivables to the QSPE of $2.4 million resulted primarily from increased program costs of $5.7 million and increased bad debts and other of $1.0 million that were offset by additional interest income of $4.3 million that was generated as a result of a 15% increase in the credit portfolio. Increases in program costs resulted from the fixing of the interest rate on $200 million in bonds and the increase in the credit portfolio. Additionally, during the 2003 period, we replaced a number of manual functions associated with the processing of non-cash revenue adjustments in our credit control group with an auto-post function. While we were able to reduce personnel costs associated with this function, we experienced a one-time revenue decrease of approximately $0.6 million as we converted estimates to actual adjustments.

Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $41.1 million, or 15.1%, from $272.6 million for the year ended January 31, 2003, to $313.6 million for the year ended January 31, 2004. This increase primarily resulted from the 13.2% net sales increase as well as an increase in cost of retail products sold as a percentage of net product sales from 76.1% in the 2003 period to 77.3% in the 2004 period. The overall increase in cost of goods sold as a percentage of net sales was primarily caused by the continued deterioration of retail price points and margins for consumer electronics products, over-discounting in connection with the promotion of products for store grand openings in February and March 2003 and the entry into the Dallas/Fort Worth market, and sales of relatively lower margin computer products growing at a more rapid rate than sales of higher margin home appliance products. While we believe that we have corrected the problems associated with higher discounting of prices, we do expect price deterioration to continue which will negatively impact gross product margins. Cost of parts sold decreased approximately $0.3 million, or 27.4%, as service revenues decreased as a result of lower warranty revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $9.5 million, or 7.5%, from $125.7 million for the year ended January 31, 2003, to $135.2 million for the year ended January 31, 2004. This increase was considerably less than the 12.0% increase in total revenues as we began to focus on cost reductions, including salaries and payroll related costs, advertising and telephone expenses. These cost reductions were partially offset by one-time expenditures of approximately $0.6 million associated with a change in methodology of calculating commissions for sales personnel and $0.3 million for the settlement of a dispute with a former shareholder.

Provision for Bad Debts. The provision for bad debts increased by $0.5 million, or 12.9%, from $4.2 million for the year ended January 31, 2003, to $4.7 million for the year ended January 31, 2004. The increase in the bad debt provision resulted from a change in eligibility requirements under the new asset securitization program that we implemented in September 2002, which resulted in our retaining a larger amount of receivables that had become ineligible for transfer to the QSPE, as well as an increase in charge-offs associated with our credit insurance and service programs.

Interest Expense. Interest expense decreased by $2.7 million, or 36.8%, from $7.2 million for the year ended January 31, 2003, to $4.5 million for the year ended January 31, 2004. The decrease was attributable to the following:

•	increasing interest rates accounted for an increase of approximately $0.2 million in our interest expense;

•	average outstanding debt decreased from $49.0 million in the 2003 period to $39.9 million in the 2004 period, which resulted in an decrease in interest expense of $0.4 million;

•	the expiration of $80.0 million in our interest rate hedges resulted in a decrease of $1.1 million over the 2003 period;

•	the change in accounting methodology for SFAS 133 as a result of the pay off of all of our variable debt and the change in fair value of the derivative reduced interest expense by approximately $0.1 million;

•	the amount reclassified from “Other comprehensive income” decreased interest expense by $1.6 million; and

•	ineffectiveness of derivative instruments increased interest expense by $0.3 million.

Provision for Income Taxes. The provision for income taxes increased by $1.5 million, or 13.3%, from $11.3 million for the year ended January 31, 2003, to $12.8 million for the year ended January 31, 2004. The increase in the tax provision was directly related to the increase in pretax profits of $5.2 million, or 16.4% and was offset by a cash refund from previously over provided income taxes of $0.4 million. The effective tax rate attributable to continuing operations for the two periods was consistent at 35.5%. However, the one-time adjustment of the tax rate for the year ended January 31, 2004 for the cash refund of previously over provided income taxes resulted in a decrease in the current year effective tax rate to 34.6%. Assuming that there are no changes in federal or state tax laws, it is expected that the effective tax rate for fiscal 2005 will return to approximately 35.5%.

Net Income. As a result of the above factors, net income increased by $3.7 million, or 18.1%, from $20.6 million for the year ended January 31, 2003, to $24.3 million for the year ended January 31, 2004.

Twelve Months Ended January 31, 2002 (Unaudited), Compared to Fiscal Year Ended January 31, 2003

Revenues. Total revenues increased by $67.5 million, or 17.8%, from $378.5 million for the twelve months ended January 31, 2002, to $446.0 million for the fiscal year ended January 31, 2003. The increase was attributable to increases of $53.9 million, or 16.1%, in net sales and $13.5 million, or 31.4%, in finance charges and other revenues. Of the $53.9 million increase in net sales, $46.9 million was generated by 11 retail locations that were not open for 12 consecutive months in both periods, $3.9 million resulted from a same store sales increase of 1.3%, $1.1 million resulted from increases in delivery and installation revenue and $2.0 million resulted from increases in other revenue sources. The increase in net sales was due to increased unit volume of sales of approximately $69.4 million offset by deteriorating price points of approximately $15.5 million. The addition of a second line of computers, increased sales of our bedding and lawn and garden product lines and a significant increase in projection television sales accounted for much of the increased unit volume of sales and the same store sales increase.

We believe that at least a portion of the relatively small same store sales increase during fiscal 2003 resulted from our opening of four new stores in the San Antonio/Austin market. While net sales in this market increased by 40.2% during fiscal 2003 compared to the 2002 period, same store sales for the five existing stores in this market that were open for a full twelve months in both periods decreased by 1.1%. We have experienced a temporary negative impact on our existing stores when we have opened new stores in existing markets. Other factors that contributed to the relatively small increase in same store sales in fiscal 2003 included higher than normal sales in the 2002 period due to the increase in product sales during the three months following the September 11th attacks and the major replacement of products following major flooding in the Houston market in June 2001. These events that increased sales in fiscal 2002 did not occur in fiscal 2003. We do, however, believe that many of our stores may be reaching maturity levels as it relates to market penetration and that same store sales will likely increase at much smaller percentages than in the past. While we believe that we have positioned many of our stores to have a potential for additional same store sales increases, we do expect that much of our future sales increases will come from new stores rather than from substantial increases in sales from existing stores.

The following table presents the makeup of net sales by product category in each period, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percentage of total net sales.

	Twelve Months Ended January 31, 2002		Year Ended January 31, 2003		Percent Increase
	Amount	%	Amount	%
	(dollars in thousands)
Major home appliances	$127,781	38.1%	$148,878	38.2%	16.5%
Consumer electronics	131,716	39.3	151,196	38.8	14.8
Home office equipment	24,816	7.4	25,617	6.6	3.2	(1)
Delivery and installation	5,510	1.6	6,369	1.6	15.6
Other (including lawn and garden and bedding)	8,521	2.5	15,819	4.1	85.6	(2)

Total product sales	298,344	88.9	347,879	89.3	16.6
Service maintenance agreement commissions	22,282	6.6	22,961	5.9	3.0	(3)
Service revenues	14,922	4.5	18,656	4.8	25.0

Total net sales	$335,548	100.0%	$389,496	100.0%	16.1%

(1)	The relatively small increase in home office equipment was due to deteriorating price points which are expected to continue in this category.
(2)	The increase in other sales was due primarily to the increasing maturity of the lawn and garden and bedding product lines that were added in early fiscal year 2000. Increases are expected to continue, but at a decreasing rate.
(3)	The relatively small increase in service maintenance agreement commissions reflects the impact of deteriorating price points of consumer electronic items and increased consumer confidence in newer products, which has resulted in fewer customers purchasing extended service maintenance agreements.

Revenue from finance charges and other increased approximately $13.5 million, or 31.4%, from $43.0 million for the twelve months ended January 31, 2002, to $56.5 million for the twelve months ended January 31, 2003. This increase in revenue resulted from increases in net insurance commissions and other of $3.5 million, or 26.8%. Income from sales of receivables to the QSPE increased approximately $10.0 million, or 33.5%, resulting primarily from a 15.9% growth in the credit portfolio and lower credit losses as a percentage of the average outstanding portfolio balance.

Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $43.8 million, or 18.8%, from $233.2 million for the twelve months ended January 31, 2002, to $277.0 million for fiscal 2003. This percentage increase was generally consistent with the 16.1% net sales increase, although cost of goods sold continued to increase as a percentage of net product sales from 77.0% in the 2002 period to 78.3% in fiscal 2003. The overall increase in cost of goods sold as a percentage of net sales was primarily caused by the continued deterioration of retail price points for consumer electronics products and sales of relatively lower margin lawn and garden and computer products growing at a more rapid rate than higher margin home appliance products. Labor and other cost increases added $1.0 million to cost of goods sold in fiscal 2003, and the expansion of our San Antonio distribution facility added approximately $0.5 million to occupancy costs in fiscal 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $18.8 million, or 17.5%, from $106.9 million for the twelve months ended January 31, 2002, to $125.7 million for fiscal 2003. This percentage increase was generally consistent with the 17.8% increase in total revenues.

Provision for Bad Debts. The provision for bad debts increased by $1.7 million, or 71.4%, from $2.4 million for the twelve months ended January 31, 2002, to $4.1 million for fiscal 2003. The increase in the bad debt provision resulted from a change in eligibility requirements under the new asset securitization program that we implemented in September 2002, which resulted in our retaining a larger amount of receivables that had become ineligible for transfer to the QSPE, as well as an increase in charge-offs associated with our credit insurance and service programs.

Interest Expense. Interest expense increased by $2.4 million, or 49.1%, from $4.9 million for the twelve months ended January 31, 2002, to $7.3 million for fiscal 2003. The increase was attributable to the following:

•	the change in fair value of derivatives increased interest expense by $0.4 million;

•	Declining interest rates caused the net payments on our interest rate hedges to increase by $2.1 million;

•	imperfect matching of interest rate hedges and hedged obligations resulted in an decrease in interest expense of $0.4 million;

•	the amount reclassified from “Other comprehensive income” increased interest expense by $0.3 million;

•	average outstanding debt increased from $33.5 million in the 2002 period to $49.0 million in fiscal 2003, which resulted in an increase in interest expense of $1.0 million; and

•	declining interest rates accounted for a decrease of approximately $1.0 million in our interest expense.

Provision for Income Taxes. The provision for income taxes increased by $0.2 million, or 1.9%, from $11.1 million for the twelve months ended January 31, 2002, to $11.3 million for fiscal 2003. The increase was directly related to the increase in pretax profits of $0.8 million, or 2.7%, and a decrease in state taxes paid. The effective tax rates for the two periods, which were 35.8% in the 2002 period and 35.5% in fiscal 2003, were relatively consistent, except for the decrease in the state tax rate.

Net Income. As a result of the above factors, net income increased by $0.6 million, or 3.2%, from $20.0 million for the twelve months ended January 31, 2002, to $20.6 million for fiscal 2003.

Six Months Ended January 31, 2001 (Unaudited), Compared to Six Month Fiscal Period Ended January 31, 2002

Revenues. Total revenues increased by $51.6 million, or 33.2%, from $155.3 million for the six months ended January 31, 2001, to $206.9 million for the six months ended January 31, 2002. The increase was attributable to increases of $43.2 million, or 31.0%, in net sales and $8.4 million, or 53.2%, in finance charges and other revenues. Of the $43.2 million increase in net sales, $22.4 million resulted from a same store sales increase of 16.7%, $20.3 million was generated by eight retail locations that were not open for six consecutive months in both periods, $0.4 million resulted from changes in delivery and installation revenue and $0.1 million resulted from increases in other revenue sources. As in fiscal 2003, the increase in net sales was due to increased unit volume of sales of approximately $42.2 million offset by deteriorating price points of approximately $2.9 million as we continued to experience relatively short product life cycles and significant price erosion in the consumer electronics category. The addition of a second line of computers, increased sales of our bedding and lawn and garden products lines and a significant increase in projection television sales, combined with the higher than normal sales during the three months following the September 11th attacks and the major replacement of products following major flooding in the Houston market in June 2001, accounted for much of the increase in same store sales.

The following table presents the makeup of net sales by product category in each period, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percentage of total net sales.

	Six Months Ended January 31,				Percent Increase
	2001		2002
	Amount	%	Amount	%
	(dollars in thousands)
Major home appliances	$49,669	35.6%	$63,907	35.0%	28.7%
Consumer electronics	56,110	40.2	75,355	41.2	34.3
Home office equipment	13,617	9.8	16,523	9.0	21.3
Delivery and installation	2,860	2.1	3,238	1.8	13.2
Other (including lawn and garden and bedding)	1,296	0.9	3,762	2.1	190.3 (1)

Total product sales	123,552	88.6	162,785	89.1	31.8
Service maintenance agreement commissions	9,118	6.5	11,922	6.5	30.8
Service revenues	6,781	4.9	7,904	4.4	16.6

Total net sales	$139,451	100.0%	$182,611	100.0%	31.0%

(1)	The increase in other sales was due primarily to the increasing maturity of the lawn and garden and bedding product lines that were added in early fiscal 2000. Future increases in these product lines are expected to continue, but at a decreasing rate.

Revenue from finance charges and other increased by $8.4 million, or 53.2%, from $15.8 million for the six months ended January 31, 2001, to $24.3 million for the six months ended January 31, 2002. This increase in revenue resulted primarily from an increase in income from sales of receivables to the QSPE of $6.7 million, or 66.0%, due primarily to a 21.9% increase in the credit portfolio and lower interest costs of securities issued by the QSPE. An increase in net insurance commissions and other totaling $1.7 million, or 32.7%, also contributed to the increase in revenues from finance charges and other.

Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $31.6 million, or 33.0%, from $95.9 million for the six months ended January 31, 2001, to $127.5 million for the six months ended January 31, 2002. The 33.0% increase was generally consistent with the 31.0% net sales increase, although costs of retail products sold continued to increase as a percentage of net product sales from 76.4% in the 2001 period to 77.1% in the 2002 period. Sales of relatively lower margin consumer electronics and computer products continuing to grow at a more rapid rate than sales of relatively higher margin home appliance products was the primary reason for the increase in cost of goods sold as a percentage of net sales. Labor and other cost increases added $0.8 million to cost of goods sold in the 2002 period, and the expansion of our San Antonio distribution facility added approximately $0.2 million to occupancy costs in the 2002 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $14.7 million, or 33.6%, from $43.9 million for the six months ended January 31, 2001, to $58.6 million for the six months ended January 31, 2002. This increase was generally consistent with the 33.2% increase in total revenues.

Provision for Bad Debts. The provision for bad debts increased by $0.7 million, or 109.2%, from $0.6 million for the six months ended January 31, 2001, to $1.3 million for the six months ended January 31, 2002. The increase in bad debts resulted from an increase in the charge-offs associated with our credit insurance and service programs.

Interest Expense. Interest expense increased by $1.1 million, or 59.8%, from $1.8 million for the six months ended January 31, 2001, to $2.9 million for the six months ended January 31, 2002. The increase was attributable to the following:

•	declining interest rates caused the net payments on our interest rate hedges to increase by $1.9 million over the 2001 period;

•	declining interest rates accounted for a reduction of approximately $0.5 million in interest expense; and

•	our adoption of SFAS No. 133 resulted in a decrease in interest expense of $0.3 million due to the recognition of the impact of imperfect matching of interest rate hedges and hedged obligations.

Provision for Income Taxes. The provision for income taxes increased by $1.3 million, or 28.3%, from $4.6 million for the six months ended January 31, 2001, to $5.9 million for the six months ended January 31, 2002. The increase was directly related to the increase in pretax profits of $3.5 million, or 26.4%. The effective tax rates for the two periods were 35.5% in the 2001 period and 36.0% in the 2002 period.

Net Income from Continuing Operations. As a result in the above factors, net income from continuing operations increased by $2.2 million, or 25.4%, from $8.4 million for the six months ended January 31, 2001, to $10.6 million for the six months ended January 31, 2002.

Fiscal Year Ended July 31, 2000, Compared to Fiscal Year Ended July 31, 2001

Revenues. Total revenues increased by $50.3 million, or 18.2%, from $277.0 million in fiscal 2000 to $327.3 million in fiscal 2001. The increase was attributable to increases of $43.3 million, or 17.4%, in net sales and $7.0 million, or 25.2%, in finance charges and other revenues. Of the $43.3 million increase in net sales, $22.7 million resulted from a same store sales increase of 10.3%, $21.8 million was generated by eight retail locations that were not open for 12 consecutive months in both fiscal years and $0.9 million resulted from increases in delivery and installation revenue, offset by decreases of $2.1 in other revenue sources. As in prior periods, the increase in net sales was due to increased unit volume of sales of approximately $39.2 million and approximately $1.3 million from higher per unit price points. Increased sales of the lawn and garden product line that we added in the second quarter of fiscal 2000 and increases in bedding sales and other new product categories accounted for much of the increase in same store sales.

The following table presents the makeup of net sales by product category in each fiscal year, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percentage of total net sales.

	Years Ended July 31,				Percent Increase (Decrease)
	2000		2001
	Amount	%	Amount	%
	(dollars in thousands)
Major home appliances	$101,657	40.8%	$114,769	39.3%	12.9%
Consumer electronics	83,883	33.7	107,548	36.8	28.2
Home office equipment	24,236	9.8	22,572	7.7	(6.9	)(1)
Delivery and installation	4,284	1.7	5,271	1.8	23.0
Other (including lawn and garden and bedding)	5,282	2.1	9,687	3.3	83.4	(2)

Total product sales	$219,342	88.1	$259,847	88.9	18.5
Service maintenance agreement commissions	16,314	6.5	18,742	6.4	14.9
Service revenues	13,421	5.4	13,799	4.7	2.8

Total net sales	$249,077	100.0%	$292,388	100.0%	17.4%

(1)	The decrease was the result of a planned slow down in computer sales as we begin to replace the Compaq brand with Hewlett Packard products.
(2)	The increase in other sales was due primarily to the addition of the lawn and garden and bedding product lines that were introduced in early fiscal 2000. Future increases are expected to grow substantially in the next period and then increase at a decreasing rate thereafter.

Revenue from finance charges and other increased by approximately $7.0 million, or 25.2%, from $27.9 million in fiscal 2000, to $34.9 million in fiscal 2001. This increase in revenue resulted primarily from increases in net insurance commissions and other of $3.4 million, or 39.5%. Income from sales of receivables to the QSPE increased by $3.6 million, or 18.6%, resulting primarily from an 18.0% growth in the credit portfolio and a reduction in interest costs of securities issued by the QSPE.

Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $32.6 million, or 19.2%, from $169.4 million in fiscal 2000 to $202.0 million in fiscal 2001. The 19.2% increase was generally consistent with the 17.4% increase in net sales, although cost of retail products sold increased from 75.9% of net product sales in fiscal 2000 to 76.5% in fiscal 2001. We attribute this margin decrease to a shift in product mix from relatively higher margin home appliances to relatively lower margin consumer electronics. The increase in warehousing and occupancy cost of $0.7 million, or 24.8%, resulted from the opening of our new warehouse facilities in Houston and San Antonio in August 2000 and June 2001, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $13.9 million, or 17.7%, from $78.3 million in fiscal 2000 to $92.2 million in fiscal 2001. The increase was generally consistent with the 18.2% increase in total revenues.

Provision for Bad Debts. The provision for bad debts increased by $0.9 million, or 118.6%, from $0.8 million in fiscal 2000 to $1.7 million in fiscal 2001. The increase resulted from an increase in the charge-offs associated with our insurance and service programs.

Interest Expense. Interest expense decreased by $1.0 million, or 22.4%, from $4.8 million in fiscal 2000 to $3.8 million in fiscal 2001. The decrease was attributable to the following:

•	average outstanding debt decreased from $57.1 million in fiscal 2000 to $33.3 million in fiscal 2001. This decrease in debt resulted in a decrease of approximately $1.9 million in interest expense. Debt decreases were attributable primarily to a decrease of available credit under our asset-backed securitization program and increased cash flow generated from operations;

•	declining interest rates accounted for approximately $0.1 million of the decrease;

•	our adoption of SFAS 133 resulted in an increase in interest expense of $0.5 million due to recognition of the effects of imperfect matching of hedges and hedged obligations; and

•	declining interest rates caused the net payments on our interest rate hedges to increase by $0.5 million over the prior fiscal year.

Provision for Income Taxes. The provision for income taxes increased by $0.9 million, or 9.9%, from $9.0 million in fiscal 2000 to $9.9 million in fiscal 2001. The increase was directly related to the increase in pretax profits of $4.0 million, or 17.1%. However, we experienced an effective tax rate decrease from 38.1% in fiscal 2000 to 35.8% in fiscal 2001 as a result of an organizational restructuring in fiscal 2000 that reduced our Texas franchise taxes.

Net Income from Continuing Operations. As a result of the above factors, net income from continuing operations increased by $3.1 million, or 21.5%, from $14.6 million in fiscal 2000 to $17.7 million in fiscal 2001.

Impact of Inflation

We do not believe that inflation has a material effect on our net sales or results of operations.

Seasonality and Quarterly Results of Operations

Our business is seasonal, with a higher portion of sales and operating profit realized during the quarters that end January 31 and July 31. These fiscal quarters reflect the holiday selling season and the impact that hot weather has on our sales of air conditioners and lawn and garden equipment. Over the four quarters of fiscal 2004, gross margins were 35.2%, 37.1%, 37.2% and 36.1%. During the same period, operating margins were 7.8%, 8.7%, 7.7% and 9.1%. A portion of the fluctuation in gross margins and operating margins is due to planned infrastructure cost additions, such as increased warehouse space and larger stores, additional personnel and systems required to absorb the significant increase in revenues that we have experienced over the last several years.

Additionally, quarterly results may fluctuate materially depending on factors such as the following:

•	timing of new product introductions, new store openings and store relocations;

•	sales contributed by new stores;

•	increases or decreases in comparable store sales;

•	adverse weather conditions;

•	shifts in the timing of certain holidays or promotions; and

•	changes in our merchandise mix.

Results for any quarter are not necessarily indicative of the results that may be achieved for a full year.

The following table sets forth certain unaudited quarterly statement of operations information, excluding discontinued operations, for the eight quarters ended January 31, 2004. The unaudited quarterly information has been prepared on a consistent basis and includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Years Ended January 31,
	2003				2004
	Quarter Ended				Quarter Ended
	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31
Total revenues	$105,774	$112,290	$107,322	$120,586	$120,791	$117,126	$117,390	$144,004
Percent of total revenues	23.7%	25.1%	24.1%	27.1%	24.2%	23.5%	23.5%	28.8%

Gross profit	$40,475	$43,210	$41,617	$43,714	$42,555	$43,438	$43,664	$51,940
Gross profit as a percentage of total revenues	38.3%	38.5%	38.8%	36.3%	35.2%	37.1%	37.2%	36.1%

Operating profit	$8,874	$9,900	$9,162	$11,244	$9,433	$10,218	$9,044	$13,072
Operating profit as a percentage of total revenues	8.4%	8.8%	8.5%	9.3%	7.8%	8.7%	7.7%	9.1%

Net income available for common stockholder	$4,241	$4,776	$3,844	$5,606	$4,499	$4,936	$4,737	$8,214
Net income available for common stockholder as a percent of revenue	4.0%	4.3%	3.6%	4.6%	3.7%	4.2%	4.0%	5.7%

Outstanding shares:
Basic	16,747	16,720	16,720	16,720	16,720	16,720	16,720	20,744
Diluted	16,747	16,720	16,720	16,720	16,720	16,720	16,720	21,353

Earnings per share:
Basic	$0.25	$0.29	$0.23	$0.34	$0.27	$0.30	$0.28	$0.40
Diluted	$0.25	$0.29	$0.23	$0.34	$0.27	$0.30	$0.28	$0.38

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash flow generated from operations and external borrowings, including primarily bank debt and asset-backed securitization facilities. In December

2003, we completed our IPO and received net proceeds of the offering of approximately $58.4 million. Of this amount, approximately $51.3 million was used to reduce existing balance sheet debt and the balance was placed into short-term investments and is available to meet our general working capital requirements. At January 31, 2004, we had cash and cash equivalents of $11.9 million and we generally expect that cash generated from operations will be sufficient to meet our capital expenditure requirements.

During the year ended January 31, 2004, net cash provided by operating activities increased $13.5 million from negative $1.1 million for the year ended January 31, 2003, to positive $12.4 million for the year ended January 31, 2004. This increase in cash flow from operating activities resulted primarily from improvements in operations, increases in depreciation and amortization expense, and net positive changes in working capital. As we further develop our growth, we expect to continue to generate positive cash flow from operating activities.

We offer promotional credit programs to certain customers which provide for “same as cash” interest free periods of varying terms, generally three, six or 12 months. These promotional accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 18.0% of eligible securitized receivables. The percentage of eligible securitized receivables represented by promotional receivables was 10.1%, 12.0%, 14.4%, and 15.0% as of July 31, 2001, January 31, 2002, January 31, 2003 and January 31, 2004, respectively. If we exceed this 20.0% limit, we would be required to use some of our other capital resources to fund the unpaid balance of the receivables for the promotional period. The weighted average promotional period was 11.1 and 10.9 months for promotional receivables outstanding as of January 31, 2003 and January 31, 2004, respectively. The weighted average remaining term on those same promotional receivables was 7.5 and 8.0 months, respectively. While overall these promotional receivables have a much shorter average weighted life than non-promotional receivables, we receive less income as a result of a reduced net interest margin used in the calculation of the gain on the sale of the receivables. As a result, the existence of the interest free extended payment terms negatively impacts the gains or losses as compared to the other receivables.

Net cash used by investing activities decreased $6.9 million, or 46.1%, from $15.1 million for the year ended January 31, 2003, to $8.1 million for the year ended January 31, 2004. The decrease in cash used resulted primarily from a reduction in purchases of property and equipment and an increase in proceeds from sale of property. The decrease in cash expended for property and equipment resulted from fewer new store openings and relatively fewer stores that were updated in the 2004 period. Based on current plans, we do expect to increase the expenditure for property and equipment in the next fiscal year as we open at least four to six new stores and a distribution center in the Dallas/Fort Worth market. We estimate that capital expenditures for the 2005 fiscal year will approximate $12 million to $15 million.

Net cash generated by financing activities decreased $11.9 million from $17.1 million net cash provided during the year ended January 31, 2003, to $5.2 million net cash provided during the year ended January 31, 2004. This change resulted primarily from the net proceeds of our IPO of $58.4 million that was offset by the effect of repayments of additional borrowings under our bank credit facility in 2004, an increase in the payment of promissory notes, and redemption of preferred stock. As part of our IPO, all interest bearing debt was retired with the use of the proceeds generated from the infusion of new capital. Such funds generated will not be available in 2005; nor are we expected to incur significant net borrowings and repayments under our bank credit facilities.

In September 2002, we increased our bank credit facility from $35.0 million to $55.0 million to provide our ongoing working capital needs. In April 2003, we amended and restated our bank credit facility in anticipation of our IPO. At that time, the facility consisted of a term loan and a revolving credit facility. The revolver portion of the credit facility provides for up to $40.0 million subject to a borrowing base equal to the lesser of: (1) 85% of eligible receivables plus 65% of eligible inventory plus the lesser of 40% of deferred sales proceeds and eligible unpurchased receivables; and (2) $15.0 million. As part of the use of the IPO proceeds, the term loan was retired completely and the revolver portion of the bank credit facility was reduced to a balance of zero. The balance of the revolver at January 31, 2004 remained at zero. Loans under the revolving credit facility may, at our option, bear interest at either the alternate base rate, which is the greater of the administrative agent’s prime rate or the federal funds rate, or the adjusted LIBOR rate for the applicable interest period, in each case plus an applicable interest margin. The interest margin is between 0.50% and 1.75% for base rate loans and between 1.50% and 2.75% for LIBOR alternative rate loans. The applicable interest margin was 1.00% for base rate loans and 2.00% for LIBOR alternative rate loans as of January 31, 2004. The interest margin will vary depending on our debt coverage ratio. We make a practice of entering into underlying debt agreements that support the revolver portion of the credit facility for periods of three months or less.

Approximately $10.0 million of the additional amount available under our increased bank credit facility was used to implement our new asset-backed securitization program, including funding of transaction expenses and required additional credit enhancements. In addition, the portion of each future receivable advanced in cash under the securitization program has been reduced from approximately 85% to approximately 80% of the face amount of the receivable. Since this results in an increase in the retained balance of accounts receivable, we must finance this increase through sources other than the securitization program itself. We have used, and will continue to require, a portion of our increased bank credit facility, IPO proceeds or cash generated from operations to finance this increased level of accounts receivable.

We are subject to certain affirmative and negative covenants contained in our bank credit facility, including covenants that restrict, subject to specified exceptions, the incurrence of additional indebtedness and other obligations and the granting of additional liens; mergers, acquisitions, investments, and disposition of assets; dividends; stock redemptions; capital expenditures; loan guarantees; and use of proceeds of the credit facility. The exceptions provided in the credit facility could allow for transactions to occur outside of the credit facility limitations as follows: additional indebtedness and other obligations totaling approximately $55.0 million; granting of additional liens totaling approximately $32.5 million; capital expenditures of $17.5 million for any twelve month period; and $15.0 million in loan guarantees for the acquisition and development of sites with leases in favor of us. There are also covenants relating to compliance with certain laws, payments of taxes, maintenance of insurance and financial reporting. In addition, the credit facility requires us to maintain, as of each fiscal quarter end, a minimum net worth equal to $55.0 million plus 75% of net income after May 1, 2002, and 100% of any capital stock issued; as of each fiscal quarter end for the twelve month period ending on that date, a total leverage ratio of no greater than 2.75 to 1.00; a debt service coverage ratio no less than 2.0 to 1.00; and as of each fiscal quarter, an average receivables charge-off ratio no greater than .05 to 1.00, an average receivables extension ratio no greater than .04 to 1.00, and an average receivables delinquency ratio no greater than .12 to 1.00. We have been and are in compliance with such positive and negative covenants.

Events of default under the credit facility include, subject to grace periods and notice provisions in certain circumstances, non-payment of principal, interest or fees; violation of covenants; material inaccuracy of any representation or warranty; default under or acceleration of certain other indebtedness; bankruptcy and insolvency events; certain judgments and other liabilities; certain environmental claims; and a change of control. If an event of default occurs, the lenders under the credit facility are entitled to take various actions, including accelerating amounts due under the credit facility and requiring that all such amounts be immediately paid in full. Our obligations under the credit facility are secured by all of our and our subsidiaries’ assets, excluding customer receivables owned by the QSPE.

Based on current operating plans, we believe that cash provided by operating activities, available borrowings under our credit facility, access to the unfunded portion of the variable funding portion of our asset- backed securitization program and our current net investments will be sufficient to fund our operations, store expansion and updating activities and capital expenditure programs through at least January 31, 2005. However, there are several factors that could decrease cash provided by operating activities, including:

•	reduced demand for our products;

•	more stringent vendor terms on our inventory purchases;

•	increases in product cost that we may not be able to pass on to our customers;

•	reductions in product pricing due to competitor promotional activities;

•	increases in the retained portion of our receivables portfolio under our current asset-backed securitization program as a result of changes in performance;

•	inability to expand our capacity for financing our receivables portfolio under new or replacement asset-backed securitization programs or a requirement that we retain a higher percentage of the credit portfolio under such programs;

•	increases in the program costs (interest and administrative fees relative to our receivables portfolio) associated with the funding of our receivables; and

•	increases in personnel costs required for us to stay competitive in our markets.

If cash provided by operating activities during this period is less than we expect or if we need additional financing for future growth, we may need to increase our revolving credit facility or to undertake additional equity or debt offerings. We may not be able to obtain such financing on favorable terms, if at all.

Off-Balance Sheet Financing Arrangements

Since we extend credit in connection with a large portion of our retail, service maintenance and credit insurance sales, we created a QSPE, which we also refer to as the issuer, to purchase customer receivables from us and to issue asset-backed and variable funding notes to third parties to finance its purchase of these receivables. We transfer receivables, consisting of retail installment contracts and revolving accounts extended to our customers, to the issuer in exchange for cash, subordinated securities and the right to receive the interest spread between the assets held by the QSPE and the notes issued to third parties. The subordinated securities issued to us accrue interest based on prime rates and are subordinate to these third party notes.

At January 31, 2004, the issuer has issued two series of notes: a Series A variable funding note with a capacity of $250.0 million purchased by Three Pillars Funding Corporation and three classes of Series B notes in the aggregate amount of $200.0 million. The Series A variable funding note is rated A1/P1 by Standard and Poors and Moody’s, respectively. These ratings represent the highest rating (“highest quality”) of each rating agency’s three short-term investment grade ratings, except that Standard and Poors could add a “+” which would convert the “highest quality” rating to an “extremely strong” rating. The Series B notes consist of: Class A notes in the amount $120.0 million, rated Aaa by Moody’s representing the highest rating (“highest quality”) of the four long term investment grade ratings provided by this organization; Class B notes in the amount $57.8 million, rated A2 by Moody’s representing the middle of the third rating (“upper medium quality”) of the four long term investment grade ratings provided by this organization; and Class C notes in the amount of $22.2 million, rated Baa2/BBB by Moody’s and Fitch, respectively. These ratings represent the lowest of the four investment grades (“medium quality”) provided by these organizations. The ratings disclosed are not recommendations to buy, sell or hold securities. These ratings may be changed or withdrawn at any time without notice, and each of the ratings should be evaluated independently of any other rating. We are not aware of a rating by any other rating organization and are not aware of any changes in these ratings. Private institutional investors, primarily insurance companies, purchased the Series B notes. The issuer used the proceeds of these issuances, along with funds provided by us from borrowings under our bank credit facility, to initially purchase eligible accounts receivable from us and to fund a required $8.0 million restricted cash account for credit enhancement of the Series B notes.

We are entitled to a monthly servicing fee, so long as we act as servicer, in an amount equal to .0025% multiplied by the average aggregate principal amount of receivables plus the amount of average aggregate defaulted receivables. The issuer records revenues equal to the interest charged to the customer on the receivables less losses, the cost of funds, the program administration fees paid to either Three Pillars Funding Corporation or the Series B note holders, and the servicing fee. SunTrust Capital Markets, Inc. serves as an administrative agent for Three Pillars Funding Corporation in connection with the Series A variable funding note.

The Series A variable funding note permits the issuer to borrow funds up to $250.0 million to purchase receivables from us, thereby functioning as a credit facility to accumulate receivables. When borrowings under the Series A variable funding note approach $250.0 million, the issuer intends to refinance the receivables by issuing a new series of notes and to use the proceeds to pay down the outstanding balance of the Series A variable funding note, so that the credit facility will once again become available to accumulate new receivables. As of January 31, 2004, borrowings under the Series A variable funding note were $71.0 million.

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

We are not directly liable to the lenders under the asset-backed securitization facility. If the issuer is unable to repay the Series A and Series B notes due to its inability to collect the transferred customer accounts, the issuer could not pay the subordinated notes it has issued to us in partial payment for transferred customer accounts, and the Series B lenders could claim the balance in the restricted cash account. We are also contingently liable under a $10.0 million letter of credit that secures our performance of our obligations or services under the servicing agreement as it relates to the transferred assets that are part of the asset-backed securitization facility.

The issuer is subject to certain affirmative and negative covenants contained in the transaction documents governing the Series A variable funding note and the Series B notes, including covenants that restrict, subject to specified exceptions: the incurrence of additional indebtedness and other obligations and the granting of additional liens; mergers, acquisitions, investments and disposition of assets; and the use of proceeds of the program. The issuer also makes covenants relating to compliance with certain laws, payment of taxes, maintenance of its separate legal entity, preservation of its existence, protection of collateral and financial reporting. In addition, the program requires the issuer to maintain a minimum net worth.

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

Both the bank credit facility and the asset-backed securitization program are significant factors relative to our ongoing liquidity and our ability to meet the cash needs associated with the growth of our business. Our inability to use either of these programs because of a failure to comply with their covenants would adversely affect our continued growth. Funding of current and future receivables under the asset-backed securitization program can be adversely affected if we exceed certain predetermined levels of extensions, write-offs, bankruptcies or other ineligible receivable amounts. If the funding under the asset-backed securitization program were reduced or terminated, we would have to draw down our bank credit facility more quickly than we have estimated.

A summary of the total receivables managed under the credit portfolio, including quantitative information about delinquencies, net credit losses and components of securitized assets, is presented in note 2 to our consolidated financial statements.

In an attempt to acquire retail lease space at more competitive rates, in 2001 we asked some members of our management team and the SGI Affiliates to form Specialized Realty Development Services, LP, or SRDS, a real estate development company that would acquire land and develop projects for our purposes. In order to encourage these members of management and the SGI Affiliates to invest in SRDS, we entered into an arrangement with SouthTrust Bank, NA under which we guaranteed the construction debt of SRDS during the construction of these projects. SRDS is owned by certain members of our management, including Thomas J. Frank, Sr., William C. Nylin, Jr., C. William Frank, David R. Atnip, David W. Trahan, Timothy L. Frank, Robert B. Lee, Jr., Larry W. Coker and Walter M. Broussard, and certain of the SGI Affiliates. While we do not own SRDS, we have applied the provisions Of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, or FIN 46, and have consolidated SRDS’s balance sheet with ours as of January 31, 2004. As of January 31, 2004, five of the six projects SRDS is responsible for developing were operational and the amount of outstanding indebtedness we had guaranteed under this arrangement had been reduced to zero. We do not have any current obligation to guarantee additional SRDS construction debt, and we do not intend to guarantee any SRDS construction debt in the future.

We have leased each completed project from SRDS as a retail store location for an initial period of 15 years. At the time each lease was executed, our guarantee for the construction portion of the real estate loan was released and the related assets and guaranty obligations were removed from our financial statements. The lease then served as collateral for the loan. SRDS charges us annual lease rates of approximately 11.5% of the total cost of each project, which averages approximately $350,000 per year. In addition, we are responsible for the payment of all property taxes, insurance and common area maintenance expenses, which average approximately $70,000 per project per year. We are required to fund all leasehold improvements made to the buildings. Based on independent appraisals performed on each project, we believe that the terms of the leases that have replaced the guaranty obligations are generally more favorable than we could obtain in an arms’ length transaction. SRDS pays us an annual management fee of $5,000 for administrative services that we provide to SRDS.

Certain Transactions

Since 1996, we have leased a retail store location of approximately 19,150 square feet in Houston, Texas from Thomas J. Frank, Sr., our Chairman of the Board and Chief Executive Officer. The lease provides for base monthly rental payments of $17,235 plus escrows for taxes, insurance and common area maintenance expenses of $6,200 monthly through January 31, 2011. We also have an option to renew the lease for two additional five-year terms. Mr. Frank received total payments under this lease of $291,000 in fiscal 2001, $145,000 in the six month fiscal period ended January 31, 2002, $281,000 in fiscal 2003 and fiscal 2004. Based on market lease rates for comparable retail space in the area, we believe that the terms of this lease are no less favorable to us than we could have obtained in an arms’ length transaction at the date of the lease commencement.

Contractual Obligations

The following table presents a summary of all of our contractual obligations as of January 31, 2004, classified by payments due per period.

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Long term debt, including SRDS (1)	$14,512	$338	$648	$674	$12,852
Operating leases:
Real estate	82,711	9,505	19,027	17,598	36,581
Equipment	6,736	2,465	2,635	906	730

Total contractual cash obligations	$103,959	$12,308	$22,310	$19,178	$50,163

(1)	In connection with the implementation of FIN 46, we have excluded the lease payments due to SRDS and have included scheduled debt repayments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rates under our bank credit facility are variable and are determined, at our option, as the base rate, which is the greater of prime rate or federal funds rate plus 0.50% plus the base rate margin, which ranges from 0.50% to 1.75%, or LIBOR plus the LIBOR margin, which ranges from 1.50% to 2.75%. Accordingly, changes in the prime rate, the federal funds rate or LIBOR, which are affected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, our bank credit facility. We are also exposed to interest rate risk associated with our interest only strip and the subordinated securities we receive from our sales of receivables to the QSPE. See footnote 2 to the audited financial statements for disclosures related to the sensitivity of the current fair value of the interest only strip and the subordinated securities to 10% and 20% adverse changes in the factors that affect these assets, including interest rates.

We held interest rate swaps and collars with notional amounts totaling $100.0 million and $20.0 million as of January 31, 2003 and January 31, 2004, respectively, with terms extending through April 2005. Those instruments were held for the purpose of hedging against variable interest rate risk, primarily related to cash flows from our interest-only strip as well as our variable rate debt. In fiscal 2003, hedge accounting was discontinued for $80.0 million of those swaps, and in fiscal 2004, hedge accounting was discontinued for the remaining $20.0 million. At the time the cash flow hedge designation was discontinued, we began to recognize changes in the fair value of the swaps as interest expense and to amortize the accumulated other comprehensive loss related to those derivates as interest expense over the period that the forecasted transactions effected the statement of operations. During fiscal 2003, we reclassified $1.8 million of losses previously recorded in accumulated other comprehensive losses into the statement of operations and recorded $(1.5) million into the statement of operations because of the change in fair value of the swaps. During fiscal 2004, we reclassified $0.2 million of losses previously recorded in accumulated other comprehensive losses into the statement of operations and recorded $(1.7) million into the statement of operations because of the change in fair value of the swaps.

Prior to discontinuing these hedges, each period we recorded hedge ineffectiveness, which arose from differences between the interest rate stated in the derivative instrument and the interest rate upon which the underlying hedged transaction is based. Ineffectiveness totaled $0.5 million for the year ended July 31, 2001, $0.1 million for the six months ended January 31, 2002, $0.5 million for the twelve months ended January 31, 2002, and $0.1 million and $0.4 million for the years ended January 31, 2003 and 2004, respectively, and is reflected in “Interest Expense” in our consolidated statement of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Auditors

The Board of Directors and

Stockholders of Conn’s, Inc.

We have audited the accompanying consolidated balance sheets of Conn’s, Inc. and subsidiaries as of January 31, 2003, and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended July 31, 2001, the six months ended January 31, 2002, and the years ended January 31, 2003 and 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conn’s, Inc. and subsidiaries at January 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for the year ended July 31, 2001, the six months ended January 31, 2002, and the years ended January 31, 2003 and 2004 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective February 1, 2002, the Company changed its method of accounting for goodwill and, effective January 31, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”.

ERNST & YOUNG LLP

Houston, Texas

April 2, 2004

Conn’s, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31,
	2003	2004
Assets
Current Assets
Cash and cash equivalents	$2,448	$12,942
Accounts receivable, net of allowance for doubtful accounts of $117 and $1,919, respectively	12,617	16,802
Interest in securitized assets	60,803	77,138
Inventories	46,118	53,742
Deferred income taxes	4,221	4,148
Prepaid expenses and other assets	3,473	3,031

Total current assets	129,680	167,803
Debt issuance and other costs	543	250
Non-current deferred income tax asset	4,785	3,945
Property and equipment
Land	3,746	10,708
Buildings	6,189	13,108
Equipment and fixtures	6,704	7,574
Transportation equipment	2,687	2,845
Leasehold improvements	42,219	48,504

Subtotal	61,545	82,739
Less accumulated depreciation	(23,279)	(27,914)

Total property and equipment, net	38,266	54,825
Goodwill, net	7,917	7,917
Other assets, net	607	20

Total assets	$181,798	$234,760

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$7,500	$—
Current portion of long-term debt	7,928	338
Accounts payable	24,501	26,412
Accrued expenses	8,601	12,800
Income taxes payable	949	3,528
Deferred income taxes	449	313
Deferred revenue	6,873	6,225
Fair value of derivatives	2,895	1,121

Total current liabilities	59,696	50,737

Long-term debt	36,564	14,174
Non-current deferred tax liability	250	477
Deferred gain on sale of property	977	811
Fair value of derivatives	1,642	202
Minority interest	—	1,769
Stockholders’ equity
Preferred stock ($0.01 par value, 300,000 shares authorized; 174,648 issued and outstanding at January 31, 2003; none issued and outstanding at January 31, 2004), 10% cumulative dividend	15,226	—
Common stock ($0.01 par value, 40,000,000 shares authorized; 17,175,480 and 23,101,772 shares issued and 16,719,990 and 23,101,772 shares outstanding at January 31, 2003 and 2004, respectively)	172	231
Accumulated other comprehensive income	2,751	5,032
Additional paid in capital	—	82,656
Retained earnings	68,131	78,671
Treasury stock at cost (455,490 shares of common stock at January 31, 2003)	(3,611)	—

Total stockholders’ equity	82,669	166,590

Total liabilities and stockholders’ equity	$181,798	$234,760

See notes to consolidated financial statements.

Conn’s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

	Year Ended July 31, 2001	Six Months Ended January 31, 2002	Twelve Months Ended January 31, 2002	Years Ended January 31,
				2003	2004
	(unaudited)
Revenues
Product sales	$259,847	$162,785	$298,344	$347,879	$398,618
Service maintenance agreement commissions (net)	18,742	11,921	22,282	22,961	24,035
Service revenues	13,799	7,905	14,922	18,656	18,265

Total net sales	292,388	182,611	335,548	389,496	440,918
Finance charges and other	34,869	24,285	42,977	56,477	58,392

Total revenues	327,257	206,896	378,525	445,973	499,310
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	198,840	125,536	229,625	272,559	313,637
Cost of service parts sold, including warehousing and occupancy cost	3,123	2,007	3,601	4,397	4,075
Selling, general and administrative expense	92,194	58,630	106,949	125,712	135,174
Provision for bad debts	1,734	1,286	2,406	4,125	4,657

Total cost and expenses	295,891	187,459	342,581	406,793	457,543

Operating income	31,366	19,437	35,944	39,180	41,767
Interest expense	3,754	2,940	4,855	7,237	4,577

Earnings from continuing operations before income taxes	27,612	16,497	31,089	31,943	37,190
Provision for income taxes
Current	(11,549)	(6,750)	(12,840)	(13,207)	(12,980)
Deferred	1,670	806	1,710	1,865	130

Total provision for income taxes	(9,879)	(5,944)	(11,130)	(11,342)	(12,850)

Income from continuing operations	17,733	10,553	19,959	20,601	24,340
Discontinued operations
Income (loss) from discontinued operation, net	(157)	—	—	—	—
Loss on disposal of discontinued operation, net	(389)	—	(389)	—	—

Net income	17,187	10,553	19,570	20,601	24,340

Less preferred dividends	(2,173)	(1,025)	(1,939)	(2,133)	(1,954)

Net income available for common stockholders	$15,014	$9,528	$17,631	$18,468	$22,386

Earnings per share
Basic	$0.87	$0.56	$1.03	$1.10	$1.26
Diluted	$0.87	$0.55	$1.01	$1.10	$1.22
Average common shares outstanding
Basic	17,169	17,025	17,060	16,724	17,726
Diluted	17,194	17,327	17,383	16,724	18,335

See notes to consolidated financial statements.

Conn’s, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share repurchase and redemption amounts)

	Preferred Stock		Common Stock		Accum. Other Compre- hensive Income	Paid in Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance July 31, 2000	213	$18,520	17,305	$172	$2,748	$—	$20,835	113	($491)	$41,785
Net income							17,187			17,187
Cumulative effect adjustment to adopt FAS 133, net of tax of $551					1,023					1,023
Unrealized loss on derivative instruments, (net of tax of $1,972), net of reclassification adjustments of $279 (net of $156 tax)					(3,661)					(3,661)
Adjustment of fair value of interest in securitized assets, (net of tax of $1,967), net of reclassification adjustments of $2,555 (net of $1,423 tax)					3,530					3,530

Total comprehensive income										18,079
Preferred stock redeemed $87.18 per share plus accrued dividends	(36)	(3,120)					(977)			(4,097)
Common stock forfeited			(66)
Treasury stock purchased $9.41 per share								108	(888)	(888)

Balance July 31, 2001	177	15,400	17,239	172	3,640	—	37,045	221	(1,379)	54,879
Net income							10,553			10,553
Unrealized loss on derivative instruments, (net of tax of $200), net of reclassification adjustments of $957 (net of $539 tax)					(356)					(356)
Adjustment of fair value of interest in securitized assets, (net of tax of $33), net of reclassification adjustments of $4,267 (net of $2,404 tax)					59					59

Total comprehensive income										10,256
Common stock forfeited			(64)							(1)
Preferred stock redeemed $87.18 per share plus accrued dividends	(2)	(174)					(68)			(242)
Treasury stock purchased $9.41 per share								216	(2,032)	(2,032)

Balance January 31, 2002	175	15,226	17,175	172	3,343	—	47,530	437	(3,411)	62,860

(continued on next page)

Conn’s, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share repurchase and redemption amounts)

	Preferred Stock		Common Stock		Accum. Other Compre- hensive Income	Paid in Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance January 31, 2002	175	15,226	17,175	172	3,343	—	47,530	437	(3,411)	62,860

Net income							20,601			20,601
Unrealized gain on derivative instruments, (net of tax benefit of $389), net of reclassification adjustments of $1,164 (net of tax of $641)					691					691
Adjustment of fair value of securitized assets, (net of tax of $722), net of reclassification adjustments of $3,126 (net of tax of $1,721)					(1,283)					(1,283)

Total comprehensive income										20,009
Treasury stock purchased $10.83 per share								18	(200)	(200)

Balance January 31, 2003	175	15,226	17,175	172	2,751	—	68,131	455	(3,611)	82,669

Preferred dividends declared		10,194					(10,194)			—
Preferred stock redeemed:
For cash	(10)	(1,454)								(1,454)
For common stock	(165)	(23,966)	1,712	17		23,949				—
Additional common stock issued at IPO			4,623	46		58,311				58,357
Exercise of options			47	1		396				397
Cancellation of treasury stock			(455)	(5)			(3,606)	(455)	3,611	—
Net income							24,340			24,340
Unrealized gain on derivative instruments (net of tax of $794), net of reclassification adjustments of $158 (net of tax of $ 89)					1,411					1,411
Adjustment of fair value of securitized assets (net of tax of $489), net of reclassification adjustments of $ 239 (net of tax of $ 134)					870					870

Total comprehensive income										26,621

Balance January 31, 2004	—	$—	23,102	$231	$5,032	$82,656	$78,671	—	$—	$166,590

See notes to consolidated financial statements.

Conn’s, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended July 31, 2001	Six Months Ended January 31, 2002	Twelve Months Ended January 31, 2002	Years Ended January 31,
				2003	2004
	(unaudited)
Cash flows from operating activities
Net income	$17,187	$10,553	$19,570	$20,601	$24,340
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,464	2,110	3,883	5,411	6,654
Amortization	836	440	614	374	592
Provision for bad debts	1,734	1,286	2,406	4,125	4,657
Accretion from interests in securitized assets	(6,474)	(5,628)	(6,025)	(15,548)	(12,529)
Provision for deferred income taxes	(1,670)	(806)	(1,710)	(1,865)	(130)
Loss (gain) from sale of property and equipment	1,756	206	2,008	(15)	64
Losses (gains) from derivatives	507	70	119	361	(1,010)
Change in operating assets and liabilities:
Accounts receivable	3,506	(2,915)	5,481	(7,321)	(11,412)
Inventory	(179)	(541)	(4,226)	(10,838)	(7,624)
Prepaid expenses and other assets	201	(1,199)	253	(852)	900
Accounts payable	(1,767)	(2,181)	7,010	2,293	1,910
Accrued expenses	(1,914)	597	(2,995)	780	4,200
Income taxes payable	580	86	183	281	2,429
Deferred service contract revenue	1,700	475	2,302	1,457	(648)
Other current liabilities	(318)	(4)	(951)	(395)	—

Net cash provided by (used in) operating activities	20,149	2,549	27,922	(1,151)	12,393

Cash flows from investing activities
Purchase of property and equipment	(14,833)	(10,551)	(15,547)	(15,070)	(9,401)
Proceeds from sale of property	2,005	437	2,396	14	1,291

Net cash used in investing activities	(12,828)	(10,114)	(13,151)	(15,056)	(8,110)

Cash flows from financing activities
Net proceeds from the sale of common stock					58,357
Net proceeds from exercise of stock options					397
Redemption of preferred stock	(4,098)	(242)	(4,293)	—	(1,454)
Purchase of treasury stock	(888)	(2,033)	(2,559)	(200)	—
Net borrowings (payments) under line of credit	6,873	10,432	69	12,029	(31,999)
Payments on term note	(5,000)	(2,500)	(5,000)	(2,500)	(15,000)
Borrowing on term note	—	—	—	10,000	—
Increase in debt issuance costs	—	(334)	—	(492)	(213)
Payment of promissory notes	(1,281)	(625)	(1,453)	(1,753)	(4,901)

Net cash provided by (used in) financing activities	(4,394)	4,698	(13,236)	17,084	5,187

Impact on cash of consolidation of SRDS	—	—	—	—	1,024

Net change in cash	2,927	(2,867)	1,535	877	10,494
Cash and cash equivalents
Beginning of the year	1,511	4,438	36	1,571	2,448

End of the year	$4,438	$1,571	$1,571	$2,448	$12,942

Supplemental disclosure of cash flow information
Cash interest paid	$3,385	$2,731	$4,054	$6,812	$5,718
Cash interest received from interests in securitized assets	11,911	7,790	16,936	14,750	12,801
Cash income taxes paid, net of refunds	10,658	7,047	11,560	13,114	10,162
Cash proceeds from new securitizations	157,921	98,892	179,578	203,154	213,741
Cash flows from servicing fees	6,191	3,597	6,800	9,426	11,963
Supplemental disclosure of non-cash activity
Customer receivables exchanged for interests in securitized assets	24,196	13,750	26,557	31,803	41,123
Amounts reinvested in interests in securitized assets	(29,970)	(15,192)	(29,842)	(43,495)	(56,478)

See notes to consolidated financial statements.

CONN’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2004

1. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Conn’s, Inc. and its subsidiaries, limited liability companies and limited partnerships, all of which are wholly-owned (the “Company”). All material inter-company transactions and balances have been eliminated in consolidation.

The Company enters into securitization transactions to sell its retail installment and revolving customer receivables. These securitization transactions are accounted for as sales in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities because the Company has relinquished control of the receivables. Additionally, the Company has transferred such receivables to a qualifying special purpose entity (“QSPE”). Accordingly, neither the transferred receivables nor the QSPE are included in the consolidated financial statements of the Company. See Note 2 for further discussion.

Implementation of FIN 46. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51, or FIN 46. FIN 46 requires the consolidation of entities in which a company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by a company when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company has evaluated the effects of the issuance of FIN 46 on the accounting for its leases with Specialized Realty Development Services, LP (“SRDS”) and has determined that it is appropriate to consolidate the balance sheet of SRDS with the Company as of January 31, 2004. The Company’s balance sheet was changed as follows to effect the consolidation: cash was increased by $1.0 million, net property was increased by $15.2 million, debt was increased by $14.4 million and minority interest of $1.8 million was recorded. The operations of SRDS will be consolidated with those of the Company beginning on February 1, 2004.

Business Activities. The Company, through its retail stores, provides products and services to its customer base in six primary market areas, including southern Louisiana, southeast Texas, Houston, Corpus Christi, San Antonio/Austin, and Dallas, Texas. Products and services offered through retail sales outlets include major home appliances, consumer electronics, home office equipment, lawn and garden products, bedding, service maintenance agreements, installment and revolving credit account services, and various credit insurance products. These activities are supported through an extensive service, warehouse and distribution system. For the reasons discussed below, the aggregation of operating companies represent one reportable segment under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Accordingly, the accompanying consolidated financial statements reflect the operating results of the Company’s single reportable segment. The Company’s retail stores bear the “Conn’s” name, and deliver the same products and services to a common customer group. The Company’s customers generally are individuals rather than commercial accounts. All of the retail stores follow the same procedures and methods in managing their operations. The Company’s management evaluates performance and allocates resources based on the operating results of the retail stores and considers the credit programs, service contracts and distribution system to be an integral part of the Company’s retail operations.

Fiscal Year. Effective August 1, 2001, the Company changed its fiscal year end from July 31 to January 31.

Stock Split/Dividend. On July 25, 2002, the Company’s board of directors approved a 70-for-1 stock split, effected as a dividend of the Company’s common stock. As a result, shareholders received 69 shares for each share held as of July 25, 2002. The par value of the Company’s common stock remained $0.01. All related financial information presented, including per share data, reflects the effects of the stock dividend.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CONN’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Vendor Programs. The Company receives funds from vendors for price protection, product and volume rebates, marketing, training and promotion programs which are recorded on the accrual basis as a reduction to the related product cost or advertising expense according to the nature of the program. The Company accrues rebates based on the satisfaction of terms of the program and sales of qualifying products even though funds may not be received until the end of a quarter or year. If the programs are related to product purchases, which would include price protection, product and volume rebates, the allowances, credits, or payments are recorded as a reduction of product cost and are reflected in cost of goods sold. If the programs relate to marketing, training and promotions that are not for reimbursement of specific incremental costs, the allowances, credits or payments are reflected as a reduction of cost of goods sold. If the programs are related to promotion or marketing of the product, the allowances, credits, or payments for reimbursement of specific, incremental, identifiable, advertising-related costs incurred in selling the vendors’ products are recorded as a reduction of advertising expense and are reflected in selling, general and administrative expenses in the period in which the expense is incurred. The credits/payments received from vendors that were netted against advertising expense for the year ended July 31, 2001, for the six months ended January 31, 2002, in the twelve months ended January 31, 2002, and in the years ended January 31, 2003 and 2004 were $1.7 million, $0.7 million, $2.0 million (unaudited), $2.1 million and $2.8 million, respectively.

Earnings Per Share. In accordance with SFAS No. 128, Earnings per Share, the Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any stock options granted calculated under the treasury method; such shares were 25,060, 302,850, 322,770 (unaudited), and 609,071, respectively, for the year ended July 31, 2001, the six months ended January 31, 2002, the twelve months ended January 31, 2002 and the year ended January 31, 2004. The Company has excluded approximately 1,241,390 options to acquire shares of common stock for the year ended January 31, 2003, the only period that there would be an anti-dilutive effect, in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Since the preferred dividend obligations of the Company are cumulative, they have been reported on the consolidated statements of operations even though they were not declared and paid until the year ended January 31, 2004.

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories. Inventories include only finished goods or parts and are valued at the lower of cost (moving weighted average method) or market.

Property and Equipment. Property and equipment are recorded at cost and include the land and buildings of SRDS as of January 31, 2004. Costs associated with major additions and betterments that increase the value or extend the lives of assets are capitalized and depreciated. Normal repairs and maintenance that do not materially improve or extend the lives of the respective assets are charged to operating expenses as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, or in the case or leasehold improvements, over the shorter of the estimated useful lives or the remaining lives of the respective leases. The estimated lives used to compute depreciation expense are summarized as follows:

Buildings	30 years

Equipment and fixtures	3 – 5 years

Transportation equipment	3 years

Leasehold improvements	5 – 10 years

Property and equipment are evaluated for impairment at the retail store level. An impairment evaluation is performed whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store’s performance. For property and equipment to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

CONN’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

All gains and losses on sale of assets are included in “Selling, general and administrative expense” in the consolidated statements of operations.

(in thousands)	Year Ended July 31, 2001	Six Months Ended January 31, 2002	Twelve Months Ended January 31, 2002	Years Ended January 31,
				2003	2004
			(unaudited)
Gain (loss) on sale of assets	(1,756)	(206)	(2,008)	15	(64)

Receivable Sales and Interests in Securitized Receivables. The Company enters into securitization transactions to sell customer retail installment and revolving receivable accounts. In these transactions, the Company retains interest-only strips and subordinated securities, all of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Retained interests are carried at fair value on the Company’s balance sheet as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Impairment and interest income are recognized in accordance with Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. The Company recognized impairment losses of $0.1 million in each of the years ended July 31, 2000 and 2001 which arose because of unfavorable changes in non-interest rate valuation assumptions. Servicing fees are recognized monthly as they are earned. Gains on sales of receivables, impairment on retained interests, interest income from retained interests and servicing fees are included in “Finance charges and other” in the consolidated statement of operations.

The Company estimates fair value of its retained interest in both the initial securitization and thereafter based on the present value of future expected cash flows using management’s best estimates of the key assumptions—credit losses, prepayment rates, forward yield curves, and discount rates commensurate with the risks involved.

Goodwill. Goodwill represents primarily the excess of purchase price over the fair market value of net assets acquired. Effective February 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets whereby goodwill is no longer amortized, but rather the Company assesses the potential future impairment of goodwill on an annual basis, or at any other time when impairment indicators exist. As part of the adoption of SFAS 142, the Company completed a transitional goodwill impairment test and determined that goodwill was not impaired. Additionally, the Company performs its annual impairment test in November. In fiscal 2003 and 2004, the Company has concluded that goodwill is not impaired.

The table below provides a reconciliation of reported net income and earnings per share to adjusted net income and earnings per share as if the non-amortization provisions of SFAS 142 had been applied beginning August 1, 1999 (in thousands except per share data).

	Year Ended July 31, 2001	Six Months Ended January 31, 2002	Twelve Months Ended January 31, 2002
			(unaudited)
Reported net income available for common stockholders	$15,014	$9,528	$17,631

Add back goodwill amortization, net of tax effect	449	220	449

Pro forma net income	$15,463	$9,748	$18,080

Pro forma earnings per share:

Basic	$0.90	$0.57	$1.06

Diluted	$0.90	$0.56	$1.02

Income Taxes. The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting

CONN’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Revenue Recognition. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates or other free products or services. The Company sells service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligor on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where the Company sells service maintenance agreements in which it is deemed to be the obligor on the contract at the time of sale, net of payment to third parties, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These Company obligor service maintenance agreements are renewal contracts which provide our customers protection against product repair costs arising after the expiration of the manufacturer’s warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. The amounts of service maintenance agreement revenue deferred at January 31, 2003 and 2004 were $3.8 million and $3.9 million, respectively, and are included in “Deferred revenue” in the accompanying balance sheets. Under renewal contracts, the Company records the cost of the service work performed as products are repaired.

The classification of the amounts included as “Finance charges and other” is summarized as follows (in thousands):

	Year Ended July 31, 2001	Six Months Ended January 31, 2002	Year Ended January 31, 2002	Years Ended January 31,
				2003	2004
	(unaudited)
Securitization income:
Servicing fees received	$6,191	$3,597	$6,800	$9,426	$11,963
Accretion of gains on sale of receivables	6,474	5,628	6,025	15,548	12,529
Impairment recorded on retained interests	(54)	—	—	—	—
Interest earned on retained interests	11,911	7,790	16,936	14,750	12,801

	24,522	17,015	29,761	39,724	37,293
Interest Income from receivables not sold	—	—	—	243	888
Insurance commissions	10,727	6,106	11,641	15,706	16,498
Other	(380)	1,164	1,575	804	3,713

	$34,869	$24,285	$42,977	$56,477	$58,392

Gains on sale of receivables	$10,309	$8,219	$11,512	$13,886	$13,510

Securitization income includes accretion of gains on sales of receivables, impairment of retained interests, interest income from retained interests and servicing fees. The impairments above relate solely to the interest-only strip component of retained interests. Gains on sale of receivables will be recognized as securitization income as accretion over the lives of the related receivables. See “Receivable Sales and Interest in Securitized Receivables” for revenue recognition policies related to these components.

The Company offers interest free promotional programs for three to twelve month contracts and has recorded interest income only on those contracts that are not expected to make payments within the time period specified to satisfy the promotional requirements. Other than these promotional programs, the Company does not extend credit at interest rates other than market rates.

The following table sets forth the sales made under the interest free program (in thousands):

Year Ended July 31, 2001	Six Months Ended January 31, 2002	Twelve Months Ended January 31, 2002	Years Ended January 31,
			2003	2004
(unaudited)
$28,700	$21,400	$35,400	$49,240	$48,368

CONN’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

These sales are recognized consistent with the above stated policy, which is at the time the product is delivered to the customer. Considering the short-term nature of these interest free programs, these sales are recorded at full value and are not discounted. Receivables arising out of the Company’s interest-free programs are securitized with other qualifying customer receivables.

The Company classifies amounts billed to customers relating to shipping and handling as revenues. Costs of $12.3 million, $7.7 million, $14.0 million (unaudited), $15.1 million and $15.1 million associated with shipping and handling revenues are included in “Selling, general and administrative expense” for the year ended July 31, 2001, for the six months ended January 31, 2002, the twelve months ended January 31, 2002, and for the years ended January 31, 2003 and 2004, respectively.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents, receivables, and notes and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of the Company’s interests in securitized receivables is determined by estimating the present value of future expected cash flows using management’s best estimates of the key assumptions, including credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved. See Note 2. The fair value of the Company’s long-term debt and interest rate swap agreements is estimated based on the current rates available to the Company for instruments with similar terms and maturities. See Note 3.

Derivatives are recognized as assets and liabilities measured at fair value in “Fair value of derivatives” in the consolidated balance sheets. The Company does not use derivative financial instruments for trading purposes. The Company uses derivatives to hedge variable interest rate risk related to the cash flows from its interest only strip and its variable rate debt.

We held interest rate swaps and collars with notional amounts totaling $100.0 million and $20 million as of January 31, 2003 and January 31, 2004, respectively, with terms extending through April 2005. Those instruments were held for the purpose of hedging against variable interest rate risk, primarily related to cash flows from our interest-only strip as well as our variable rate debt. In fiscal 2003, hedge accounting was discontinued for $80 million of those swaps, and in fiscal 2004, hedge accounting was discontinued for the remaining $20 million. At the time the cash flow hedge designation was discontinued, we began to recognize changes in the fair value of the swaps as interest expense and to amortize the accumulated other comprehensive loss related to those derivates as interest expense over the period that the forecasted transactions effected the statement of operations. During fiscal 2003, we reclassified $1.8 million of losses previously recorded in accumulated other comprehensive losses into the statement of operations and recorded $(1.5) million into the statement of operations because of the change in fair value of the swaps. During fiscal 2004, we reclassified $0.2 million of losses previously recorded in accumulated other comprehensive losses into the statement of operations and recorded $(1.7) million into the statement of operations because of the change in fair value of the swaps.

Prior to discontinuing these hedges, each period we recorded hedge ineffectiveness, which arose from differences between the interest rate stated in the derivative instrument and the interest rate upon which the underlying hedged transaction is based. Ineffectiveness totaled $0.5 million for the year ended July 31, 2001, $0.1 million for the six months ended January 31, 2002, and $0.1 million and $0.4 million for the years ended January 31, 2003 and 2004, and is reflected in “Interest Expense” in our consolidated statement of operations. For the year ending January 31, 2005, the Company will reclassify approximately $1.1 million of unrealized derivative losses into earnings.

Stock-Based Compensation. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company follows the intrinsic value method of accounting for stock-based compensation issued to employees, as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Since all options have been issued at or above fair value, no compensation expense has been recognized under the Company’s stock option plan for any of the periods presented.

If compensation expense for the Company’s stock option plan had been recognized using the fair value method of accounting under SFAS 123, net income from continuing operations and earnings per share would have decreased by the percentages reflected in the tables. The fair value of the options issued was estimated

CONN’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

on the date of grant, with the weighted average assumptions used for grants as reflected in the table. For post-IPO grants the Company has used the Black-Scholes model to determine fair value. Prior to the IPO, the fair value of the options issued was estimated using the minimum valuation option-pricing model. The following presents the impact to earnings per share if the Company had adopted the fair value recognition provisions of SFAS 123 (dollars in thousands except per share data):

	Year Ended July 31, 2001	Six Months Ended January 31, 2002	Twelve Months Ended January 31, 2002	Years Ended January 31,
				2003	2004
	(unaudited)
Net income available for common stockholders as reported	$15,014	$9,528	$17,631	$18,468	$22,386
Stock-based employee compensation cost as reported	—	—	—	—	—
Stock-based compensation, net of tax, that would have been reported under SFAS 123	(152)	(150)	(221)	(323)	(439)

Pro forma net income	$14,862	$9,378	$17,410	$18,145	$21,947

Earnings per share as reported
Basic	$0.87	$0.56	$1.03	$1.10	$1.26
Diluted	$0.87	$0.55	$1.01	$1.10	$1.22
Pro forma earnings per share
Basic	$0.87	$0.55	$1.02	$1.09	$1.24
Diluted	$0.86	$0.54	$1.00	$1.09	$1.20
Percent change:
Net income	(1.0)%	(1.6)%	(1.3)%	(1.7)%	(2.0)%
Earnings per share	—	(1.8)%	(1.0)%	(0.9)%	(1.6)%
Diluted earnings per share	—	(1.8)%	(1.0)%	(0.9)%	(1.6)%
Assumptions used in pricing model:
Risk free interest rates	4.8%	4.4%	4.4%	4.3%	4.3%
Expected lives in years	5.0	5.0	5.0	5.0	5.0
Volatility	—	—	—	—	37.5%

Self insurance. The Company is self-insured for certain losses relating to group health, workers’ compensation, automobile, general and product liability claims. The Company has stop loss coverage to limit the exposure arising from these claims. Self-insurance losses for claims filed and claims incurred, but not reported, are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims incurred using development factors provided by the Company’s insurance administrators.

Advertising Costs. The Company expenses the net cost of advertising, after vendor rebates, as incurred. Advertising expense was $5.8 million for the year ended July 31, 2001, $2.4 million for the six months ended January 31, 2002, $4.9 million (unaudited) for the twelve months ended January 31, 2002 and $5.2 million and $4.5 million for the years ended January 31, 2003 and 2004, respectively.

Expense Classifications. The Company records “Cost of goods sold” as the direct cost of products sold, any related in-bound freight costs, and receiving costs, inspection costs, internal transfer costs, and other costs associated with the operations of its distribution system. In addition, the Company records as “Cost of service parts sold” the direct cost of parts used in its service operation and the related inbound freight costs, purchasing and receiving costs, inspection costs, internal transfer costs, and other costs associated with the warranty and service distribution operation.

The costs associated with the Company’s merchandising function, including product purchasing, advertising, sales commissions, and all store occupancy costs are included in “Selling, general and administrative expense.” The portion of the merchandising costs that is applicable to the purchasing function was approximately $1.0 million for the year ended July 31, 2001, approximately $0.7 million for the six months ended January 31, 2002, approximately $1.4 million (unaudited) for the twelve months ended January 31, 2002, and $1.3 million and $1.4 million for the years ended January 31, 2003 and 2004, respectively.

CONN’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Reclassifications. Certain reclassifications have been made in the prior years’ financial statements to conform to the current year’s presentation.

Accumulated Other Comprehensive Income. The balance of accumulated other comprehensive income (net of tax) at January 31, 2003 was comprised of $5.0 million of unrealized gains on interests in securitized assets less $2.2 million unrealized losses on derivatives. The balance of accumulated other comprehensive income (net of tax) at January 31, 2004 was comprised of $5.9 million of unrealized gains on interests in securitized assets less $0.9 million of unrealized losses on derivatives.

2. Interests in Securitized Receivables

In September 2002, the Company entered into a new agreement to sell customer receivables. As part of this agreement, the Company sells eligible retail installment and revolving receivable accounts to a QSPE that pledges the transferred accounts to a trustee for the benefit of investors, with the amount transferred not to exceed $450.0 million. The September 2002 agreement replaced an agreement with a financial intermediary that was developed and utilized for the same purpose. The following table summarizes the availability of funding under the Company’s securitization program at January 31, 2004 (in thousands):

	Capacity	Utilized	Available
Series A	$250,000	$70,964	$179,036	(1)
Series B – Class A	120,000	120,000	—
Series B – Class B	57,778	57,778	—
Series B – Class C	22,222	22,222	—

Total	$450,000	$270,964	$179,036

(1)	Availability of the Series A program is reduced by $10.0 million for a letter of credit issued by the Company to provide assurance to the trustee that the monthly funds collected by the Company, as servicer, will be remitted as required under the basic indenture and other related documents.

The September 2002 agreement includes a Series A variable funding note with a capacity of $250.0 million. The Series A program functions as a credit facility to fund the initial transfer of eligible receivables. When the facility approaches capacity, the QSPE will issue another bond series and use the proceeds to pay down the outstanding balance in the Series A variable funding note; at that point, the facility will once again become available to accumulate the transfer of new receivables or to meet required principal payments on other series as they become due. The Series A program matures September 1, 2007, and the Series B program (which is non-amortizing for the first four years) matures officially September 1, 2010, although it is expected that the principal payments will retire the bonds prior to that date.

The agreement contains certain covenants requiring the maintenance of various financial ratios and receivables performance standards. As part of the new securitization program, the Company arranged for the issuance of a stand-by letter of credit in the amount of $10.0 million to provide assurance to the trustee on behalf of the bondholders that monthly funds collected by the Company, as servicer, will be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year, and the maximum potential amount of future payments is the face amount of the letter of credit. The Series A program available capacity has been reduced by the amount of the letter of credit, and the letter of credit is callable, at the option of trustee, if the Company, as servicer, fails to meet the required monthly payments to the trustee of the cash collected.

Through its retail sales activities, the Company generates customer retail installment and revolving receivable accounts. The Company enters into securitization transactions to sell these accounts to the QSPE. In these securitizations, the Company retains servicing responsibilities and subordinated interests. The Company receives annual servicing fees approximating 3.9% of the outstanding balance and rights to future cash flows arising after the investors in the securities issued by or on behalf of the QSPE have received from the trustee all contractually required principal and interest amounts. The Company did not record an asset or liability related to any servicing obligations because the servicing fee received was determined to be just adequate to compensate the Company for its servicing responsibilities. The investors and the securitization trustee have no recourse to the Company’s other assets for failure of the individual customers of the Company and the QSPE to pay when

CONN’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

due. The Company’s retained interests are subordinate to investors’ interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets. The fair values of the Company’s interest in securitized assets were as follows (in thousands):

	January 31,
	2003	2004
Interest-only strip	$11,924	$13,529

Subordinated securities	48,879	63,609

Total fair value of interests in securitized assets	$60,803	$77,138

The table below summarizes valuation assumptions used for each period presented:

	Year Ended July 31, 2001	Six Months Ended January 31, 2002	Twelve Months Ended January 31, 2002	Years Ended January 31,
				2003	2004
	(unaudited)
Prepayment rates
Primary installment	1.5%	1.5%	1.5%	1.5%	1.5%
Primary revolving	3.0%	3.0%	3.0%	3.0%	3.0%
Secondary installment	1.5%	1.5%	1.5%	1.5%	1.5%
Net interest spread
Primary installment	12.0%	12.6%	12.6%	13.2%	12.2%
Primary revolving	12.0%	12.6%	12.6%	13.2%	12.2%
Secondary installment	13.8%	14.0%	14.0%	14.3%	13.0%
Expected losses
Primary installment	3.8%	3.8%	3.8%	3.8%	3.5%
Primary revolving	3.8%	3.8%	3.8%	3.8%	3.5%
Secondary installment	3.8%	3.8%	3.8%	3.8%	3.5%
Projected expense
Primary installment	3.3%	3.9%	3.9%	3.9%	3.9%
Primary revolving	3.3%	3.9%	3.9%	3.9%	3.9%
Secondary installment	2.8%	3.8%	3.8%	3.8%	3.9%
Discount rates
Primary installment	10.0%	9.0%	9.0%	10.0%	10.0%
Primary revolving	10.0%	9.0%	9.0%	10.0%	10.0%
Secondary installment	14.0%	13.0%	13.0%	14.0%	14.0%
Delinquency and deferral rates
Primary installment	9.5%	9.2%	9.2%	10.7%	9.4%
Primary revolving	10.3%	10.9%	10.9%	11.3%	11.3%
Secondary installment	9.7%	10.4%	10.4%	13.8%	16.5%

CONN’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

At January 31, 2004, key economic assumptions and the sensitivity of the current fair value of the interests in securitized assets to immediate 10% and 20% adverse changes in those assumptions are as follows (dollars in thousands):

	Primary Portfolio Installment	Primary Portfolio Revolving	Secondary Portfolio Installment
Fair value of interest in securitized assets	$58,796	$5,376	$12,966

Weighted average life	1.6 years	1.1 years	2.1 years

Annual prepayment rate assumption	1.5%	3.0%	1.5%
Impact on fair value of 10% adverse change	$333	$30	$75
Impact on fair value of 20% adverse change	$678	$62	$152
Net interest spread assumption	12.2%	12.2%	13.0%
Impact on fair value of 10% adverse change	$1,879	$172	$590
Impact on fair value of 20% adverse change	$3,706	$339	$1,159
Expected losses assumptions	3.5%	3.5%	3.5%
Impact on fair value of 10% adverse change	$639	$58	$188
Impact on fair value of 20% adverse change	$1,278	$117	$376
Projected expense assumption	3.9%	3.9%	3.9%
Impact on fair value of 10% adverse change	$709	$65	$208
Impact on fair value of 20% adverse change	$1,418	$130	$416
Discount rate assumption	10.0%	10.0%	14.0%
Impact on fair value of 10% adverse change	$468	$43	$184
Impact on fair value of 20% adverse change	$930	$85	$364
Delinquency and deferral	9.4%	11.3%	16.5%
Impact on fair value of 10% adverse change	$346	$32	$141
Impact on fair value of 20% adverse change	$693	$63	$283

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of the variation in a particular assumption on the fair value of the interest-only strip is calculated without changing any other assumption; in realty, changes in one factor may result in changes in another (i.e. increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

The following illustration presents quantitative information about the receivables portfolios managed by the Company (in thousands):

	Total Principal Amount of Receivables January 31,		Principal Amount 60 Days or More Past Due (1) January 31,
	2003	2004	2003	2004
Primary portfolio:
Installment	$223,027	$269,288	$11,403	$12,500
Revolving	26,383	24,621	1,121	1,000

Subtotal	249,410	293,909	12,524	13,500
Secondary portfolio:
Installment	54,415	55,561	3,652	4,652

Total receivables managed	303,825	349,470	16,176	18,152
Less receivables sold	295,286	339,824	14,531	16,496

Receivables not sold	8,539	9,646	$1,645	$1,656

Non-customer receivables	4,078	7,156

Total accounts receivable, net	$12,617	$16,802

CONN’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

	Average Balances January 31,		Net Credit Losses January 31, (2)
	2003	2004	2003	2004
Primary portfolio:
Installment	$207,301	$246,158
Revolving	27,381	25,501

Subtotal	234,682	271,659	$6,135	$7,905
Secondary portfolio:
Installment	48,165	54,988	1,425	1,499

Total receivables managed	282,847	326,647	7,560	9,404
Less receivables sold	278,578	318,322	6,661	6,364

Receivables not sold	$4,270	$8,325	$899	$3,040

(1)	Amounts are based on end of period balances.
(2)	Amounts are based on total receivables outstanding and are expressed net of recoveries.

3. Notes Payable and Long-Term Debt

Notes payable of $7.5 million as of January 31, 2003 represent short-term bank or insurance company borrowings under revolving agreements that bear interest at rates tied to the prime rate, in the case of the bank debt, at 3.75% and, in the case of the insurance company, at 7.5%. The agreements, in effect, provide for bank borrowings of up to $8.0 million at January 31, 2003 and 2004, respectively, and insurance company borrowings of $3.5 million at January 31, 2003. All short-term notes are unsecured. At January 31, 2004, the Company had available $40 million in unused borrowings under its bank credit facility and $8 million in borrowings under a short-term bank agreement.

Long-term debt, including debt of the variable interest entity, consists of the following (in thousands except repayment explanations):

	January 31,
	2003	2004
Revolving note payable to banks, with interest at variable rates (ranging from 3.63% to 5.50% at January 31, 2003)	$24,500	$—
Term note payable to banks, due in quarterly installments of $1.5 million beginning April 30, 2003 plus interest at variable rates (ranging from 3.6% to 3.7% at January 31, 2003)	15,000	—
Promissory notes to various companies secured by real estate or equipment, due in monthly installments of $9,501 and $7,494 plus interest; all loans provide for variable rates (4.12% at January 31, 2003) through July 1, 2003	140	91
Promissory note payable to previous stockholder, due in monthly installments of $34,600, with interest at 6%	781	—
Subordinated term note payable to previous stockholder, due in monthly installments of $147,698, with interest at 9%	4,071	—
Debt associated with SRDS, with interest at fixed rates (ranging from 5.5% to 6.9% through July 31, 2018)	—	14,421

Total long-term debt	44,492	14,512
Less amounts due within one year	(7,928)	(338)

Amounts classified as long-term	$36,564	$14,174

The Company amended its bank credit facility effective October 31, 2002 to clarify certain definitions of covenant calculations. The new agreement also provides for the repayment of certain debt and the modification of certain covenant requirements in the event of a successful public offering. As part of the use of proceeds of the initial public offering, the Company retired the Term Note and paid down to zero the balance of the Revolver. The Revolver is subject to the Company maintaining various financial and non-financial covenants and restrictions on the amount of total capital expenditures that can be made. In addition, the provisions of the bank credit facility prohibit the payment of dividends on the Company’s common stock. As of January 31, 2003 and January 31, 2004, the Company was in compliance with all financial and non-financial covenants.

CONN’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The current agreement provides for a Revolver capacity of $40 million, with the amount of borrowings limited to 65% of eligible inventory, the lesser of 40% of (a) interest in transferred accounts as defined by the bank credit facility or (b) $15.0 million, and 85% of eligible accounts receivable. Interest rates are variable and are determined, at the option of the Company, at the Base Rate (the greater of Agent’s prime rate or federal funds rate plus 0.50%) plus the Base Rate Margin (which ranges from 0.50% to 1.75%) or LIBOR Rate plus the LIBOR Margin (which ranges from 1.50% to 2.75%). Both the Base Rate Margin and the LIBOR Margin are determined quarterly based on the rolling four-quarter relationship of total debt (including lease obligations) to earnings before interest, taxes, depreciation, amortization and rent. The Company is obligated to pay a non-use fee on a quarterly basis on the non-utilized portion of the Revolver at rates ranging from .375% to .500%. The Revolver is secured by the assets of the Company not otherwise encumbered and a pledge of substantially all of the stock of the Company’s present and future subsidiaries.

Aggregate maturities of long-term debt as of January 31 in the year indicated are as follows (in thousands), including the debt of SRDS:

	Conn’s, Inc	SRDS	Total
2005	$59	$279	$338
2006	29	299	328
2007	3	317	320
2008	—	337	337
Thereafter	—	13,189	13,189

Total	$91	$14,421	$14,512

Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of long-term debt at January 31, 2003 and January 31, 2004 approximated the recorded balances.

4. Income Taxes

Deferred income taxes reflect the net effects of temporary timing differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets result primarily from differences between financial and tax methods of accounting for income recognition on service contracts and residual interests, capitalization of costs in inventory, and deductions for depreciation and doubtful accounts, and the fair value of derivatives. The deferred tax assets and liabilities are summarized as follows (in thousands):

	January 31,
	2003	2004
Deferred Tax Assets
Allowance for doubtful accounts	$953	$682
Deferred revenue	2,848	2,497
Fair value of derivatives	1,633	467
Property and equipment	2,799	3,192
Inventories	773	757
Accrued vacation and other	—	498

Total deferred tax assets	9,006	8,093

Deferred Tax Liabilities, primarily receivables and other	(699)	(790)

Net Deferred Tax Asset	$8,307	$7,303

CONN’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Significant components of income taxes for continuing operations were as follows (in thousands):

	Year Ended July 31, 2001	Six Months Ended January 31, 2002	Twelve Months Ended January 31, 2002	Years Ended January 31,
				2003	2004
	(unaudited)
Current:
Federal	$11,287	$6,607	$11,586	$13,125	$13,095
State	262	143	274	82	(115)

	11,549	6,750	11,860	13,207	12,980
Deferred:
Federal	(1,627)	(767)	(670)	(2,152)	(339)
State	(43)	(39)	(60)	287	209

	(1,670)	(806)	(730)	(1,865)	(130)

	$9,879	$5,944	$11,130	$11,342	$12,850

A reconciliation of the statutory tax rate and the effective tax rate for each of the periods presented in the statements of operations is as follows:

	Year Ended July 31, 2001	Six Months Ended January 31, 2002	Twelve Months Ended January 31, 2002	Years Ended January 31,
				2003	2004
	(unaudited)
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
State and local income taxes	0.7	0.7	0.7	0.4	0.3
Non-deductible entertainment and other	0.1	0.3	0.1	0.1	0.2

Effective tax rate attributable to continuing operations	35.8	36.0	35.8	35.5	35.5
Cash refund from previously over provided taxes	—	—	—	—	(0.9)

Effective tax rate	35.8%	36.0%	35.8%	35.5%	34.6%

5. Insurance Program

In August 2002, the Company renewed substantially all of its insurance coverages and assumed a significant part of the risk exposure for the worker’s compensation, general liability, property and automobile policies by agreeing to absorb an initial deductible amount on each claim of $0.25 million, $0.25 million, $0.1 million, and $0.1 million, respectively. The worker’s compensation, general liability and automobile policies have individual stop loss coverage provisions so that the Company’s total obligation under the three policies will not exceed $1.0 million, $0.2 million, and $0.2 million, respectively. In addition, the three policies have a combined stop loss provision of $1.5 million. The potential exposure under the property policy is unlimited. As of January 31, 2004, the Company has provided a reserve in the amount of $0.6 million to cover the unpaid portion of expected future claims under all self-retained risk programs. In the opinion of management, this reserve is sufficient to cover any run-off associated with known claims and claims incurred, but not yet reported. As part of this program, the Company was required to provide an initial stand-by letter of credit in the amount of $0.5 million in favor of the insurance company. The letter of credit has an initial term of one year, with the expiration date tracking the expiration of the insurance policy. It provides for an increasing face amount of $0.6 million for the period February 28, 2003 through May 30, 2003, $0.7 million for the period May 31, 2003 through October 31, 2003, and $1.0 million for the period November 1, 2003 through February 1, 2004. The maximum potential amount of future payments is considered to be the face amount of the letter of credit. The Company, however, has an obligation to provide additional letters of credit in amounts considered sufficient by the carrier to cover expected losses of claims that remain open after the expiration of the policy coverage period. The letter of credit is callable, at the option of the insurance company, if the Company does not honor its requirement to fund deductible amounts as billed.

CONN’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

6. Leases

The Company leases certain of its facilities and operating equipment from outside parties and from stockholders/officers. The real estate leases generally have initial lease periods of from 5 to 15 years with renewal options at the discretion of the Company; the equipment leases generally provide for initial lease terms of three to seven years and provide for a purchase right by the Company at the end of the lease term at the fair market value of the equipment.

The following is a schedule of future minimum base rental payments required under the operating leases that have initial non-cancelable lease terms in excess of one year (in thousands):

Years Ended January 31,	Third Party	Related Party	Total
2005	$11,763	$207	$11,970
2006	11,035	207	11,242
2007	10,213	207	10,420
2008	9,552	207	9,759
2009	8,538	207	8,745
Thereafter	36,897	414	37,311

Total	$87,998	$1,449	$89,447

Total lease expense was approximately $7.9 million for the year ended July 31, 2001, $5.3 million for the six months ended January 31, 2002, $8.7 million (unaudited) for the twelve months ended January 31, 2002 and $12.3 million and $14.0 million for the years ended January 31, 2003 and 2004, including approximately $0.3 million, $0.1 million, $0.2 million (unaudited), $1.1 million and $1.6 million, respectively, paid to related parties.

Certain of our leases are subject to scheduled rent increases or escalation provisions, the cost of which is recognized on a straight-line basis over the minimum lease term.

7. Common Stock

The Company approved an Incentive Stock Option Plan that provides for a pool of up to 3.5 million options to purchase shares of the Company’s common stock. Such options are to be granted to various officers and employees at prices equal to the market value on the date of the grant. The options are exercisable over a ten-year period beginning three or five years after the date of grant. The provisions of the stock option plan provide that the 3.5 million share maximum option pool must be reduced by the number of restricted shares of common stock that are outstanding at any date which effectively reduces the number of options that can be issued as of January 31, 2003 to 1.8 million. As part of the completion of the IPO, the Company amended the Incentive Stock Option Plan to provide for a total available pool of 2,559,767 options, adopted a Non-Employee Director Stock Option Plan that included 300,000 options, and adopted an Employee Stock Purchase Plan that reserved up to 1,267,085 million shares to be issued. On November 24, 2003, the Company issued its six non-employee directors 240,000 total options to acquire the Company’s stock at $14.00 per share. At January 31, 2004, the Company had 60,000 options remaining in the Non-Employee Director Stock Option Plan and 1,267,085 shares remaining in the Employee Stock Purchase Plan.

A summary of the status of the Company’s Incentive Stock Option Plan and the activity during the years ended July 31, 2001, the six months ended January 31, 2002 and the years ended January 31, 2003 and 2004 is presented below (all amounts and average exercise prices have been adjusted to reflect the 70 for 1 stock split effected as a dividend that was issued in July 2002 and are presented in thousands except per share amounts):

CONN’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

	Year Ended July 31, 2001		Six Months Ended January 31, 2002		Twelve Months Ended January 31, 2002		Years Ended January 31,
							2003		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(unaudited)
Outstanding, beginning of year	388	$7.50	1,160	$7.91	711	$7.91	1,174	$8.08	1,241	$8.34
Granted	807	8.03	74	9.02	488	8.33	116	10.83	369	14.00
Exercised									(47)	(8.36)
Canceled	(35)	(6.25)	(60)	(8.21)	(25)	(8.21)	(49)	(8.21)	(32)	(9.15)

Outstanding, end of year	1,160	$7.91	1,174	$8.08	1,174	$8.08	1,241	$8.34	1,531	$9.68

Weighted average grant date fair value of options granted during period		$1.74		$1.78		$1.78		$2.07		$5.60

Options exercisable at end of year	74		227		227		363		551
Options available for grant	516		566		566		524		981

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding January 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable January 31, 2004	Weighted Average Exercise Price
$4.26 - $4.29	52	5.9	$4.29	42	$4.29
$8.21 - $10.83	1,110	7.3	8.50	509	8.34
$14.00 - $14.00	369	9.8	14.00	—	—

	1,531	8.9	$9.68	551	$8.03

8. Significant Vendors

As shown in the table below, a significant portion of the Company’s merchandise purchases for the year ended July 31, 2001, the six months ended January 31, 2002, the twelve months ended January 31, 2002, and the years ended January 31, 2003 and 2003 were made from six vendors:

	Year Ended July 31, 2001	Six Months Ended January 31, 2002	Twelve Months Ended January 31, 2002	Years Ended January 31,
Vendor				2003	2004
	(unaudited)
A	11.1%	9.6%	12.6%	15.5%	15.5%
B	17.3	12.6	13.9	13.7	12.5
C	8.5	8.3	7.5	10.0	11.2
D	11.3	17.0	13.9	12.5	9.7
E	7.9	8.5	9.0	7.6	6.5
F	1.6	7.9	5.1	6.0	5.7

Totals	57.7%	63.9%	62.0%	65.3%	61.1%

As part of a program to purchase product inventory from vendors in Taiwan, the Company was obligated at January 31, 2004 for stand-by letters of credit through February 15, 2004 in the amount of $0.8 million. The maximum potential amount of future payments is considered to be the face amount of the letters of credit.

CONN’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

9. Related Party Transactions

The Company leases certain store locations from directors, stockholders and/or officers. See Note 6. At January 31, 2003 and 2004, the Company was obligated to Specialized Realty Development Services, LP (“SRDS”), a real estate development company that is owned by various members of management and individual investors of Stephens Group, Inc. for five leases for retail store locations. The partnership is currently developing a sixth site that will be leased to the Company. The Company is obligated to lease each completed project for an initial period of 15 years. SRDS charges the Company annual lease rates of approximately 11.5% of the total cost of each project; in addition, the Company is responsible for the payment of all property taxes, insurance and common area maintenance expenses. Based on independent appraisals that have been performed on each project that has been completed, the Company believes that the terms of the leases are at least comparable to those that could be obtained in an arms’ length transaction. As part of the ongoing operation of SRDS, the Company receives a management fee associated with the administrative functions that are provided to SRDS.

10. Benefit Plans

The Company has established a defined contribution 401(k) plan for full time employees who are least 21 years old and have completed 90 days of service. Employees may contribute up to 15% of their applicable compensation to the plan, and the Company will match up to 50% of the first 6% of the employee contributions made after the employee has completed one year of service. As of August 1, 2001, the Company amended the plan to provide for matching contributions equal to 100% of the first 3% of employee withholdings and 50% of the next 2% of employee withholdings.

At its option, the Company may also make supplemental contributions to the plan. The following table sets forth the contributions made by the Company to the 401(k) plan (in thousands):

Contributions
Year ended July 31, 2001	$953
Six months ended January 31, 2002	500
Year ended January 31, 2003	1,069
Year ended January 31, 2004	1,219

11. Common and Preferred Stock

The Company has outstanding 23,101,772 shares of common stock, of which 324,626 shares are restricted as to various vesting rights until July 2006.

As part of the Company’s recapitalization and reorganization that took place in 1998, a total of 213,720 shares of preferred stock were issued in exchange for existing common stock of the Company; such shares were valued as of the date of the transaction at $87.18 per share and bear a cumulative dividend of 10% that was not payable until declared by the Company’s board of directors. Such cumulative dividends must be paid before dividends on the common stock can be distributed. At January 31, 2003, there were $8.2 million ($47.17 per share), respectively, of accumulated dividends that had not been declared as payable by the Company’s board of directors. On January 24, 2003, the board of directors declared a preferred stock dividend as of April 30, 2003 in the amount of $8.8 million ($50.53 per share) contingent upon the completion of a proposed initial public offering. On December 1, 2003 when the initial public offering was closed, the Company redeemed all preferred stock and accumulated dividends for 1,711,832 shares of common stock and $1.5 million in cash.

The table below reflects the number of preferred shares the Company redeemed during the periods covered and the total costs of the redemptions including accumulated dividends.

	Shares Redeemed	Total Costs	Accumulated Dividends
Year ended July 31, 2001	$35,792	$4,097	$977
Six months ended January 31, 2002	1,997	242	68
Twelve months ended January 31, 2002	37,789	4,339	1,045
Year ended January 31, 2003	—	—	—
Year ended January 31, 2004	174,648	25,420	10,194

CONN’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

12. Sale of Rent-to-Own Business Unit

On February 1, 2001, the Company sold substantially all of the assets of its rent-to-own business unit. The cash purchase price for the rent-to-own assets was $1.9 million and the Company recognized a loss from the transaction of $0.6 million. The loss, net of taxes, is included in the loss from discontinued operations. Operating results of the discontinued rent-to-own operations are as follows (such amounts have been reclassified to the discontinued operations section of the statement of operations) and are included in the following table (in thousands):

Year Ended July 31, 2001
Net revenues	$2,540
Income (loss) before income taxes	(261)
Loss on disposition of assets	(608)
Provision for income taxes	322

Income (loss) from discontinued operations	$(546)

13. Contingencies

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in timely alerting them to material information relating to our business (including our consolidated subsidiaries) required to be included in our Exchange Act filings.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our most recent evaluation.

PART III

The information required by Items 10 through 14 is included in our definitive Proxy Statement relating to our 2004 Annual Meeting of Stockholders, and is incorporated herein by reference. Following is a cross reference for location of the required information.

	Item	Caption in the Conn’s, Inc. 2004 Proxy Statement	Page Number in the Conn’s, Inc. 2004 Proxy Statememt

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	BOARD OF DIRECTORS EXECUTIVE OFFICERS	11 20

ITEM 11.	EXECUTIVE COMPENSATION	EXECUTIVE COMPENSATION	21

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	STOCK OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS	23

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	26

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	INDEPENDENT PUBLIC ACCOUNTANTS	28

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as a part of this report:

(1)	The financial statements listed in response to Item 8 of this report are as follows:

Consolidated Balance Sheets As Restated as of January 31, 2003 and 2004

Consolidated Statements of Operations as Restated for the Year Ended July 31, 2001, the Six Months Ended January 31, 2002 and the Years Ended January 31, 2003 and 2004

Consolidated Statements of Stockholders’ Equity As Restated for the Year Ended July 31, 2001, the Six Months Ended January 31, 2002 and the Years Ended January 31, 2003 and 2004

Consolidated Statements of Cash Flows As Restated for the Year Ended July 31, 2001, the Six Months Ended January 31, 2002 and the Years Ended January 31, 2003 and 2004

(2)	Financial Statement Schedule: Report of Independent Auditors on Financial Statement Schedule for the three years in the period ended January 31, 2004; Schedule II — Valuation and Qualifying Accounts. The financial statement schedule should be read in conjunction with the consolidated financial statements in our 2004 Annual Report to Stockholders. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits: A list of the exhibits filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)	Reports on Form 8-K.

During	the quarter ended January 31, 2004, we filed the following current reports on Form 8-K:

•	On December 11, 2003, we filed a current report on Form 8-K announcing our earnings for the quarter ended October 31, 2003.

•	On December 24, 2003, we filed a current report on Form 8-K announcing the underwriters’ exercise of over-allotment option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONN’S, INC.
(Registrant)

Date: April 16, 2004	/s/ Thomas J. Frank, Sr.
Thomas J. Frank, Sr.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Frank, Sr. Thomas J. Frank, Sr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 16, 2004

/s/ C. William Frank C. William Frank	Executive Vice President and Chief Executive Officer (Principal Financial and Accounting Officer)	April 16, 2004

/s/ Marvin D. Brailsford Marvin D. Brailsford	Director	April 16, 2004

/s/ Jon E.M. Jacoby Jon E.M. Jacoby	Director	April 16, 2004

/s/ Bob L. Martin Bob L. Martin	Director	April 16, 2004

/s/ Douglas H. Martin Douglas H. Martin	Director	April 16, 2004

/s/ William T. Trawick William T. Trawick	Director	April 16, 2004

/s/ Theodore M. Wright Theodore M. Wright	Director	April 16, 2004

EXHIBIT INDEX

Exhibit Number	Description

2	Agreement and Plan of Merger dated January 15, 2003, by and among Conn’s, Inc., Conn Appliances, Inc. and Conn’s Merger Sub, Inc. (incorporated herein by reference to Exhibit 2 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

3.1	Certificate of Incorporation of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

3.2	Bylaws of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.2 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

4.1	Specimen of certificate for shares of Conn’s, Inc.’s common stock (incorporated herein by reference to Exhibit 4.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

10.1	Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

10.2	2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

10.3	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

10.4	Conn’s 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

10.5	Shopping Center Lease Agreement dated May 3, 2000, by and between Beaumont Development Group, L.P., f/k/a Fiesta Mart, Inc., as Lessor, and CAI, L.P., as Lessee, for the property located at 3295 College Street, Suite A, Beaumont, Texas (incorporated herein by reference to Exhibit 10.5 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

10.5.1	First Amendment to Shopping Center Lease Agreement dated September 11, 2001, by and among Beaumont Development Group, L.P., f/k/a Fiesta Mart, Inc., as Lessor, and CAI, L.P., as Lessee, for the property located at 3295 College Street, Suite A, Beaumont, Texas (incorporated herein by reference to Exhibit 10.5.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

10.6	Industrial Real Estate Lease dated June 16, 2000, by and between American National Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 8550-A Market Street, Houston, Texas (incorporated herein by reference to Exhibit 10.6 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

10.7	Lease Agreement dated December 5, 2000, by and between Prologis Development Services, Inc., f/k/a The Northwestern Mutual Life Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 4810 Eisenhauer Road, Suite 240, San Antonio, Texas (incorporated herein by reference to Exhibit 10.7 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

10.7.1	Lease Amendment No. 1 dated November 2, 2001, by and between Prologis Development Services, Inc., f/k/a The Northwestern Mutual Life Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 4810 Eisenhauer Road, Suite 240, San Antonio, Texas (incorporated herein by reference to Exhibit 10.7.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

10.8	Lease Agreement dated August 18, 2003, by and between Robert K. Thomas, as Lessor, and CAI, L.P., as Lessee, for the property located at 4610-12 McEwen Road, Dallas, Texas (incorporated herein by reference to Exhibit 10.8 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

10.9	Credit Agreement dated April 24, 2003, by and among Conn Appliances, Inc. and the Borrowers thereunder, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and SunTrust Bank, as Documentation Agent (incorporated herein by reference to Exhibit 10.9 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

10.10	Receivables Purchase Agreement dated September 1, 2002, by and among Conn Funding II, L.P., as Purchaser, Conn Appliances, Inc. and CAI, L.P., collectively as Originator and Seller, and Conn Funding I, L.P., as Initial Seller (incorporated herein by reference to Exhibit 10.10 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

10.11	Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.11 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

10.12	Series 2002-A Supplement to Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

10.13	Series 2002-B Supplement to Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.13 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

10.14	Servicing Agreement dated September 1, 2002, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

10.15	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.15 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

10.16	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

21	Subsidiaries of Conn’s, Inc. (incorporated herein by reference to Exhibit 21 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Chief Executive Officer) (furnished herewith).

32.2	Section 1350 Certification (Chief Financial Officer) (furnished herewith).

99.1	Subcertification of Chief Operating Officer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.2	Subcertification of Secretary/Treasurer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.3	Subcertification of Chief Operating Officer and Secretary/Treasurer in support of Section 1350 Certifications (furnished herewith).