Form 10-Q
period 2004-04-30
CONNS INC
filed 2004-06-07
CIK 1223389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004   Commission File Number 000-50421

                                  CONN'S, INC.
             (Exact name of registrant as specified in its charter)

   A Delaware Corporation                             06-1672840
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


                               3295 College Street
                              Beaumont, Texas 77701
                                 (409) 832-1696
                   (Address, including zip code, and telephone
                  number, including area code, of registrant's
                          principal executive offices)

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


                              YES  X       NO
                                 -----        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              YES          NO   X
                                 -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 10, 2004:



                Class                                   Outstanding
--------------------------------------               -------------------
Common stock, $.01 par value per share                   23,172,799


                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                                                   Page No.
              ---------------------                                                                   --------

Item 1.       Consolidated Financial Statements..............................................................1
-------

              Consolidated Balance Sheets as of January 31, 2004 and April 30, 2004..........................1

              Consolidated Statements of Operations for the three months ended
                  April 30, 2003 and 2004....................................................................2

              Consolidated Statements of  Stockholders' Equity for the three months ended April 30, 2004.......................................................................3

              Consolidated Statements of Cash Flows for the three months ended
                  April 30, 2003 and 2004....................................................................4

              Notes to Consolidated Financial Statements.....................................................5

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................................9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk....................................20
-------

Item 4.       Controls and Procedures.......................................................................20
-------

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.............................................................................21
-------

Item 6.       Exhibits and Reports on Form 8-K..............................................................21
-------


SIGNATURES    ..............................................................................................22

                                       Conn's, Inc.
                                CONSOLIDATED BALANCE SHEETS
                             (in thousands, except share data)

                                                                   January 31,  April 30,
                                                                      2004         2004
                                                                  -------------------------

                              Assets                                           (unaudited)
Current assets
   Cash and cash equivalents                                          $12,942       $9,661
   Accounts receivable, net                                            16,802       17,703
   Interest in securitized asset                                       77,138       82,476
   Inventories                                                         53,742       57,099
   Deferred income taxes                                                4,148        4,316
   Prepaid expenses and other assets                                    3,031        2,338
                                                                  ------------ ------------
      Total current assets                                            167,803      173,593
Debt issuance and other costs                                             250           89
Non-current deferred tax asset                                          3,945        4,140
Property and equipment
   Land                                                                10,708       11,633
   Buildings                                                           13,108       13,497
   Equipment And Fixtures                                               7,574        8,060
   Transportation Equipment                                             2,845        2,891
   Leasehold Improvements                                              48,504       51,904
                                                                  ------------ ------------
      Subtotal                                                         82,739       87,985
Less accumulated depreciation                                         (27,914)     (29,826)
                                                                  ------------ ------------
      Total property and equipment, net                                54,825       58,159
Goodwill, net                                                           7,917        7,917
Other assets, net                                                          20           81
                                                                  ------------ ------------
       Total assets                                                  $234,760     $243,979
                                                                  ============ ============
               Liabilities and Stockholders' Equity
Current Liabilities
   Notes payable                                                           $-         $630
   Current portion of long-term debt                                      338          328
   Accounts payable                                                    26,412       27,012
   Accrued expenses                                                    12,800        9,847
   Income taxes payable                                                 3,528        5,476
   Deferred income taxes                                                  313          358
   Deferred revenue                                                     6,225        6,450
   Fair value of derivatives                                            1,121        1,017
                                                                  ------------ ------------
      Total current liabilities                                        50,737       51,118
Long-term debt                                                         14,174       14,079
Non-current deferred tax liability                                        477          534
Deferred gain on sale of property                                         811          769
Fair value of derivatives                                                 202            -
Minority interest                                                       1,769        1,829
Stockholders' equity
   Common stock ($0.01 par value, 40,000,000 shares authorized;
     23,101,772 and 23,172,799 shares issued and outstanding
     at January 31, 2004 and April 30, 3004, respectively)                231          232
   Additional paid-in capital                                          82,656       83,243
   Accumulated other comprehensive income                               5,032        5,731
   Retained earnings                                                   78,671       86,444
                                                                  ------------ ------------
      Total stockholders' equity                                      166,590      175,650
                                                                  ------------ ------------
         Total liabilities and stockholders' equity                  $234,760     $243,979
                                                                  ============ ============

See notes to consolidated financial statements.

                                     Conn's, Inc.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (unaudited)
                       (in thousands, except earnings per share)

                                                                   Three Months Ended
                                                                       April 30,
                                                                 ----------------------
                                                                    2003        2004
                                                                 ----------  ----------

Revenues
   Product sales                                                   $96,224    $107,529
   Service maintenance agreement commissions (net)                   5,987       6,635
   Service revenues                                                  4,476       4,378
                                                                 ----------  ----------

      Total net sales                                              106,687     118,542
   Finance charges and other                                        14,104      16,336
                                                                 ----------  ----------

      Total revenues                                               120,791     134,878

Cost and Expenses
   Cost of goods sold, including warehousing and occupancy costs    77,189      84,774
   Cost of parts sold, including warehousing and occupancy costs     1,046       1,104
   Selling, general and administrative expense                      31,755      34,862
   Provision for bad debts                                           1,368       1,422
                                                                 ----------  ----------

      Total cost and expenses                                      111,358     122,162
                                                                 ----------  ----------

Operating income                                                     9,433      12,716
Interest expense                                                     1,546         582
                                                                 ----------  ----------

Income before minority interest and income taxes                     7,887      12,134
Minority interest in limited partnership                                 -        (115)
                                                                 ----------  ----------
Income before income taxes                                           7,887      12,019
Provision for income taxes
   Current                                                           2,884       4,683
   Deferred                                                            (82)       (437)
                                                                 ----------  ----------

      Total provision for income taxes                               2,802       4,246
                                                                 ----------  ----------

Net income                                                           5,085       7,773
Less preferred dividends                                              (586)          -
                                                                 ----------  ----------

Net income available for common shareholders                        $4,499      $7,773
                                                                 ==========  ==========

Earnings per share
   Basic                                                             $0.27       $0.34
   Diluted                                                           $0.27       $0.33
Average common shares outstanding
   Basic                                                            16,720      23,145
   Diluted                                                          16,720      23,749

See notes to consolidated financial statements.

                                                Conn's, Inc.
                              CONSOLIDATED STATEMMENTS OF STOCKHOLDERS' EQUITY
                                                 (unaudited)
                                (in thousands except option exercise amounts)

                                                             Accum.
                                                              Other
                                         Common Stock        Compre-
                                      -------------------    hensive     Paid in     Retained
                                        Shares    Amount     Income      Capital     Earnings      Total
                                      ---------- -------- ------------ ----------- ------------ ------------

 Balance Janaury 31, 2004                23,102     $231       $5,032     $82,656      $78,671     $166,590
 Exercise of options to acquire                                                                           -
    71,000 shares of common
    stock                                    71        1            -         590            -          591
 Cost of issuing capital                      -        -            -          (3)           -           (3)
 Net income                                   -        -            -           -        7,773        7,773
 Reclassification adjustments on
 derivative instruments
 (net of tax of $ 98)                         -        -          180           -            -          180
 Adjustment of fair value of
 securitized assets (net of tax of
 $ 283), net of reclass-
 ification adjustments of
 $2,161 (net of tax of $1,189)                -        -          519           -            -          519
                                                                                                ------------
 Total comprehensive income                                                                           8,472
                                      ---------- -------- ------------ ----------- ------------ ------------
 Balance April 30, 2004                  23,173     $232       $5,731     $83,243      $86,444     $175,650
                                      ========== ======== ============ =========== ============ ============

See notes to consolidated financial statements.

                                             Conn's, Inc.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)
                                             (in thousands)

                                                                         Three Months Ended April 30,
                                                                         -----------------------------
                                                                            2003            2004
                                                                         -----------    -------------

 Cash flows from operating activities
 Net income                                                                  $5,085           $7,773
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                              1,614            1,880
    Amortization                                                                 58              123
    Provision for bad debts                                                   1,368            1,422
    Accretion from interests in securitized assets                           (2,960)          (3,521)
    Provision for deferred income taxes                                         (82)            (437)
    Gain from sale of property and equipment                                     (7)              (1)
    Gains from derivatives (net)                                               (209)             (26)
 Change in operating assets and liabilities:
    Accounts receivable                                                        (626)          (3,544)
    Inventory                                                                  (652)          (3,357)
    Prepaid expenses and other assets                                           612              693
    Accounts payable                                                         (1,505)             551
    Accrued expenses                                                         (1,850)          (3,051)
    Income taxes payable                                                      3,343            1,947
    Deferred service contract revenue                                          (384)              89
    Other current liabilities                                                    34                -
                                                                         -----------    -------------
 Net cash provided by operating activities                                    3,839              541
                                                                         -----------    -------------
 Cash flows from investing activities
 Purchase of property and equipment                                          (1,709)          (4,346)
 Proceeds from sale of property                                                 167                2
                                                                         -----------    -------------
 Net cash used in investing activities                                       (1,542)          (4,344)
                                                                         -----------    -------------
 Cash flows from financing activities
 Net proceeds from exercise of stock options                                      -              591
 Net payments under line of credit                                           (1,690)             (20)
 Increase in debt issuance costs                                               (270)               -
 Payment of promissory notes                                                   (482)               -
                                                                         -----------    -------------
 Net cash provided by (used in) financing activities                         (2,442)             571
 Impact on cash of consolidation of SRDS                                          -              (49)
                                                                         -----------    -------------
 Net change in cash                                                            (145)          (3,281)
 Cash and cash equivalents
 Beginning of the year                                                        2,448           12,942
                                                                         -----------    -------------
 End of the year                                                             $2,303           $9,661
                                                                         ===========    =============

See notes to consolidated financial statements.

                                  CONN'S , INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 April 30, 2004

1. Significant Accounting Policies

     Basis of Presentation. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed on April 16, 2004.

     The Company's balance sheet at January 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial presentation. Please see the Company's Form 10-K for the fiscal year ended January 31, 2004 for a complete presentation of the audited financial statements at that date, together with all required footnotes, and for a complete presentation and explanation of the components and presentations of the financial statements.

     Principles of Consolidation. The consolidated financial statements include the accounts of Conn's, Inc. and its subsidiaries, limited liability companies and limited partnerships, all of which are wholly-owned (the "Company"). All material intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements additionally include the financial statements of a single entity meeting one or more of the standards of Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 ("FIN 46"), as described below.

     The Company enters into securitization transactions to sell its retail installment and revolving customer receivables. These securitization transactions are accounted for as sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, because the Company has relinquished control of the receivables. Additionally, the Company has transferred such receivables to a qualifying special purpose entity ("QSPE"). Accordingly, neither the transferred receivables nor the QSPE are included in the consolidated financial statements of the Company.

     Implementation of FIN 46. In January 2003, the FASB issued FIN 46 that requires the consolidation of entities in which a company absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, a company generally consolidates entities when it has a controlling financial interest through ownership of a majority voting interest in the entity. Although the Company itself does not have a controlling financial interest in Specialized Realty Development Services, LP ("SRDS"), SRDS is owned by various members of management and individual investors of the Stephens Group, Inc. SRDS owns five retail stores that it leases to the Company at April 30, 2004. The Company evaluated the effects of the issuance of FIN 46 on the accounting for its leases with SRDS and, as a result, determined that it is appropriate to consolidate the balance sheets of SRDS with the balance sheets of the Company as of January 31, 2004 and April 30, 2004. Additionally, commencing February 1, 2004 (the beginning of the Company's 2005 fiscal year), the Company has determined that it is appropriate to consolidate the operations of SRDS with those of the Company. The effect of the consolidation on the Company's balance sheet at January 31, 2004 and April 30, 2004 was to increase cash, net property, debt and minority interests by the amounts listed in the following table (dollars in thousands):

                                                January 31,  April 30,
                                                   2004        2004
                                                ----------------------

 Increase in cash                                  $1,024       $975
 Increase in property and equipment, net           15,166     16,034
 Increase in debt                                  14,421     14,333
 Increase in minority interests                     1,769      1,829

     The Company has no financial obligation to the lenders for the outstanding debt of SRDS.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Earnings Per Share. In accordance with SFAS No. 128, Earnings per Share, the Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any stock options granted calculated under the treasury method. Because there were no options outstanding in the prior year interim periods that were valued in excess of the grant price, there were no such shares included in the diluted outstanding share total.

     Goodwill. Goodwill represents primarily the excess of purchase price over the fair market value of net assets acquired. Effective February 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, whereby goodwill is no longer amortized, but rather the Company assesses the potential future impairment of goodwill on an annual basis, or at any other time when impairment indicators exist. The Company concluded that at January 31, 2004 and April 30, 2004 no impairment of goodwill existed.

     Stock-Based Compensation. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company follows the intrinsic value method of accounting for stock-based compensation issued to employees, as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Since all options outstanding at April 30, 2004 were granted at or above fair value, no compensation expense has been recognized under the Company's stock option plan for any of the financial statements presented.

     If compensation expense for the Company's stock option plan had been recognized using the fair value method of accounting under SFAS No. 123, net income available for common stockholders would have decreased by 2.4% and 2.9%, respectively, and diluted earnings per share would have decreased by 3.7% and 3.0%, respectively, for the three months ended April 30, 2003 and 2004. For post-IPO grants, the Company has used the Black-Scholes model to determine fair value. Prior to the IPO, the fair value of the options issued was estimated using the minimum valuation option-pricing model. The following table presents the impact to earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123 (dollars in thousands except per share data):


                                                       Three Months Ended
                                                            April 30,
                                                      ---------------------
                                                         2003        2004
                                                      ----------  ---------

Net income available for common stockholders             $4,499     $7,773
Stock-based compensation, net of tax, that would have
  been reported under SFAS 123                             (110)      (225)
                                                      ----------  ---------
Pro forma net income                                     $4,389     $7,548
                                                      ==========  =========

Earnings per share-as reported:
  Basic                                                   $0.27      $0.34
  Diluted                                                 $0.27      $0.33
Pro forma earnings per share:
  Basic                                                   $0.26      $0.33
  Diluted                                                 $0.26      $0.32

      Application of APB 21 to Cash Option Programs that Exceed One Year in
Duration: In February 2004, the Company began offering deferred interest payment plans on certain products that extend beyond one year. In accordance with APB 21, Interest on Receivables and Payables, such sales are discounted to their fair value resulting in a reduction in sales and receivables and the amortization of the discount amount over the term of the deferred interest payment plan. The difference between the gross sale and the discounted amount is reflected as a deduction of "Product sales" in the consolidated statements of operations and the amount of the discount being amortized in the current period is recorded in "Finance charges and other". For the three months ended April 30, 2004, "Product sales" were reduced by $213,000 and "Finance charges and other" was increased by $29,000 to effect the adjustment to fair value and to reflect the appropriate amortization of the discount.

2.   Supplemental Disclosure of Revenue and Comprehensive Income

     A summary of the classification of the amounts included as "Finance charges and other" is as follows (in thousands):


                                                         Three Months Ended
                                                             Arpil 30,
                                                      ------------------------
                                                         2003         2004
                                                      -----------   ----------
Securitization income                                    $10,431      $11,328
Interest income from receivables not sold                    231          295
Insurance commissions                                      3,041        3,776
Other                                                        401          937
                                                      -----------   ----------
Finance charges and other                                $14,104      $16,336
                                                      ===========   ==========

     The components of total comprehensive income for the three months April 30, 2003 and 2004 are presented in the table below:

Total comprehensive income:
                                                           Three Months Ended
                                                                April 30,
                                                        ------------------------
                                                           2003         2004
                                                        -----------   ----------
Net income                                                  $5,085
Unrealized gain on derivative instruments, net                 744
Taxes on unrealized gain on derivatives                       (264)
Adjustment of fair value of securitized assets                 186
Taxes on adjustment of fair value of securitized assets        (66)
                                                        -----------   ----------
Total comprehensive income                                  $5,685           $-
                                                        ===========   ==========


3. Fair Value of Derivatives

     The Company held interest rate swaps and collars with notional amounts totaling $70.0 million and $20.0 million as of April 30, 2003 and 2004, respectively, with terms extending to April, 2005, and were held for the purpose of hedging against variable interest rate risk, primarily related to cash flows from the Company's interest-only strip as well as variable rate debt.

     In fiscal 2003, hedge accounting was discontinued for $50.0 million of swaps previously designated as hedges and in fiscal 2004, hedge accounting was discontinued for the remaining $20.0 million of swaps. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at the time hedge accounting was discontinued, the Company began to recognize changes in fair value of the swaps as interest expense and to amortize the amount of accumulated other comprehensive loss related to those derivatives as interest expense over the period that the forecasted transactions affected the consolidated statements of operations. During the three months ended April 30, 2003 and 2004, the Company reclassified $343,000 and $278,000, respectively, of losses previously recorded in accumulated other comprehensive income into the consolidated statements of operations and recorded $(780,000) and $(305,000),.respectively, of interest reductions in the consolidated statement of operations because of the change in fair value of the swaps.

     Prior to discontinuing hedge accounting, the Company recorded hedge ineffectiveness in each period, which arose from differences between the interest rate stated in the derivative instrument and the interest rate upon which the underlying hedged transaction was based. Ineffectiveness totaled $229,000 for the three months ended April 30, 2003 and is reflected in "Interest expense" in the consolidated statements of operations.

4. Amendment to bank Credit Facility

     During the quarter the revolving line of credit was reduced from $40 million to $30.0 million through an amendment executed April 21, 2004. The amendment also relaxed certain financial covenants and reduced the pricing options for both the stand-by fee and the interest rate on outstanding balances.

5. Letters of Credit

     The Company had outstanding unsecured letters of credit aggregating $11.8 million and $11.3 million at January 31, 2004 and April 30, 2004, respectively, which secure a portion of the QSPE's asset-backed securitization program and the deductible under the Company's insurance program and to secure international product purchases. The maximum potential amount of future payments under these letters of credit is considered to be the aggregate face amount of each letter of credit.

     As part of the asset-backed securitization program, the Company arranged for the issuance of a stand-by letter of credit in the amount of $10.0 million to provide assurance to the trustee of the asset-backed securitization program that monthly funds collected by the Company would be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year and expires in August 2004, at which time the Company expects to renew such obligation. The letter of credit is callable, at the option of the trustee, if the Company does not honor its obligation to remit funds under the basic indenture and other related documents. The Company also has an obligation to maintain the current letters of credit and to provide additional letters of credit under its insurance program in amounts considered sufficient by the carrier to cover expected losses of claims that remain open after the expiration of the initial policy coverage period. The letter of credit is callable, at the option of the insurance company, if the Company does not honor its requirement to fund deductible amounts as billed.

     In addition to the above, the Company obtained a commitment in March 2003 for $1.2 million in standby letters of credit to secure product purchases under an international arrangement. There were no amounts drawn under this commitment at April 30, 2004.

6. Contingencies

     In December 2002, Martin E. Smith, as named plaintiff, filed a lawsuit against the Company in the state district court in Jefferson County, Texas, that attempts to create a class action for breach of contract and violations of state and federal consumer protection laws arising from the terms of the Company's service maintenance agreements. The lawsuit alleges an inappropriate overlap in the product warranty periods provided by the manufacturer and the periods covered by the service maintenance agreements that the Company sells. The lawsuit seeks unspecified actual damages as well as an injunction against the Company's current practices and extension of affected service contracts. The Company believes that the warranty periods covered in its service maintenance agreements are consistent with industry practice. The Company also believes that it is premature to predict whether class action status will be granted or, if granted, the outcome of this litigation. There is not currently a basis on which to estimate a range of potential loss in this matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This report contains forward-looking statements. We sometimes use words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about us that may cause actual results to differ from these forward-looking statements include, but are not limited to:

     o our growth strategy and plans regarding opening new stores and entering adjacent and new markets, including our plans to continue expanding into the Dallas/Fort Worth metroplex;

     o    our intention to update or expand existing stores;

     o estimated capital expenditures and costs related to the opening of new stores or the update or expansion of existing stores;

     o our cash flows from operations, borrowings from our revolving line of credit and proceeds from securitizations to fund our operations, debt repayment and expansion;

     o technological and market developments, growth trends and projected sales in the home appliance and consumer electronics industry, including with respect to digital products like DVD players, HDTV, digital radio, home networking devices and other new products, and our ability to capitalize on such growth;

     o changes in laws and regulations and/or interest, premium and commission rates allowed by regulators on the credit, credit insurance and service maintenance agreements as allowed by those laws and regulations;

     o    our relationships with key suppliers;

     o the adequacy of our distribution and information systems and management experience to support our expansion plans;

     o    our expectations regarding competition and our competitive advantages;

     o    the outcome of litigation affecting our business; and

     o    non-payment of dividends.

     Additional important factors that could cause our actual results to differ materially from our expectations are discussed under "Risk Factors" in our Form 10-K filed with the Securities Exchange Commission on April 16, 2004. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report might not happen.

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

General

     The following discussion and analysis is intended to provide you with a more insightful understanding of our financial condition and performance in the indicated periods, including an analysis of those key factors that contributed to our financial condition and performance and that are, or are expected to be, the key "drivers" of our business.

     We are a specialty retailer that sells major home appliances, including refrigerators, freezers, washers, dryers and ranges, and a variety of consumer electronics, including projection, plasma and LCD televisions, camcorders, VCRs, DVD players and home theater products. We also sell home office equipment, lawn and garden products and bedding, and we continue to introduce additional product categories for the home to help increase same store sales and to respond to our customers' product needs. We require all sales personnel to specialize in home appliances, consumer electronics, or "track" products which include small appliances, computers, camcorders, DVD players, cameras and telephones that are sold within the interior of a large, colorful track that circles the interior floor of our stores. We currently operate 47 retail locations in Texas and Louisiana.

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

     We also derive revenues from repair services on the products we sell and from product delivery and installation services we provide to our customers. Additionally, acting as an agent for unaffiliated companies, we sell credit insurance and service maintenance agreements to protect our customers from credit losses due to death, disability, involuntary unemployment and property damage and product failure. We also derive revenues from the sale of extended service maintenance agreements to protect the customers after the original warranty agreement has expired.

 Executive Overview

          This narrative is intended to provide an executive level overview of our operations for the quarter ended April 30, 2004. A detailed explanation of the changes in our operations for the quarter ended April 30, 2004 as compared to the prior year is included beginning on page 16. As explained in that section, our pretax income for the quarter ended April 30, 2004 increased approximately52.4%, as a result of higher revenues, higher gross margins and lower selling, general and administrative expenses as a percentage of revenues. In addition, the utilization of our initial public offering proceeds to pay off debt reduced our interest expense substantially. Some of the more specific issues that impacted our operations are presented as follows:

     o Same store sales for the quarter grew 3.5% over the same period for the prior year. We believe that we were able to achieve this favorable increase through a specific focus on our track sales and by taking the opportunity to promote bedding and lawn and garden products. It is our strategy to continue this focus throughout the balance of fiscal 2005.

     o Our entry into the Dallas/Fort Worth market provided both a positive and negative impact on our operations. Approximately, $8.5 million of our product sales increase resulted from the opening of five new stores in this market. However, our gross product and operating margins were negatively impacted as we initially discounted prices and incurred substantial standby costs in personnel and advertising to insure that our initial entry into the market was well received. Our plans provide for the opening of two to three additional stores in this market during the balance of fiscal 2005 and we expect that many of the standby costs previously absorbed will be reduced to a more normal level.

     o Part of our increase in same store sales during the quarter resulted from our introduction of deferred interest payment plans on certain products that extend beyond one year. In accordance with APB No. 21, such sales have been discounted to their fair value, resulting in a reduction in both sales and receivables and the discount amount has been amortized over the term of the deferred payment plan. For the three months ended April 30, 2004, such extended deferred interest payment plans generated $2.7 million in product sales. Of the $2.7 million in "Product sales," we reduced "Finance charges and other" by $213,000 and increased "Finance charges and other" by $29,000 to effect the adjustment to fair value and to reflect the appropriate amortization of the discount amount. We expect to continue to offer this type of extended term promotional credit in the future.

     o Our gross margin increased from 35.2% to 36.3%, primarily as a result of our ability to drive same store sales in the current quarter without the need to deeply discount prices as we did in the prior year. While we expect to maintain future margins in the 36.0% to 37.0% range, we do not expect a favorable increase in gross margin in the next three quarters since the prior year quarters already reflect margins at normal pricing levels.

     o A significant part of our improvement in operations in the current quarter resulted from increased vendor participation in our company-wide grand opening celebration that took place during the month of February 2004. As a result of reduced net advertising expense of approximately $600,000 during the current quarter, Selling, general and administrative (SG&A) expenses as a percent of revenues decreased from 26.3% in fiscal 2004 to 25.8% in fiscal 2005. Since this vendor sponsored promotional activity will not occur in the next three quarters of fiscal 2005, it is expected that our SG&A percentage will increase to the 27.0% to 28.0% range that we believe is more representative of our past operations.

     o Our operating margin was also positively impacted in the current quarter by approximately 0.1% as a result of the implementation of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 had the impact of reclassifying approximately $214,000 of occupancy expense from SG&A expense to interest expense. In addition, our operating margin was positively impacted by the improved gross margin and the reduction in advertising expense.

     o As a result of the completion of our initial public offering, we were able to utilize the net proceeds of the offering to retire all of our balance sheet debt (not including any debt of Specialized Realty Development Services, LP, which is reflected in the consolidated financial statements as a result of FIN 46) and thereby substantially reduce our interest expense in the first quarter. This transaction had a further impact on our interest expense as the change in fair value of derivatives is now being recorded as an adjustment to operations rather than through "Other comprehensive income (OCI)". As an offset to this present benefit, we are amortizing the balance included in OCI over the period in which the forecasted transaction impacts the consolidated statements of operations.

     o As a result of FIN 46, beginning February 1, 2004, we now eliminate the pretax operating profit contributed from the consolidation of Specialized Realty Development Services, LP through the minority interest line item in our consolidated statement of operations.

Operational Changes and Resulting Outlook

      Our continued growth in the Dallas/Fort Worth metroplex is dependent on our ability to develop an adequate distribution center for that market. The present cross-dock facility located in that market contains approximately 36,000 square feet and will accommodate a total of six to eight stores. We are currently in the planning stages to develop a complete warehouse and distribution center for this market that we expect to contain approximately 150,000 square feet. Additional annual cost to lease and operate such a facility is projected at approximately $2.0 million. It is expected that we will be required to have such a distribution center operational by the end of fiscal 2005 or early in fiscal 2006.

      The consumer electronics industry depends on new products to drive same store sales increases. Typically, these new products, such as digital televisions and DVD players, are introduced at relatively high price points that are then gradually reduced as the product becomes more mainstream. To maintain positive same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. This has historically been our experience, although we have experienced positive increases in unit prices in the last two fiscal quarters.


Application of Critical Accounting Policies

     In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as "critical accounting estimates." We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of April 30, 2004.

     Transfers of Financial Assets. We transfer customer receivables to the QSPE that issues asset-backed securities to third party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. As we transfer the accounts, we record an asset representing the interest only strip which is the difference between the interest earned on customer accounts and the cost associated with financing and servicing the transferred accounts, including a provision for bad debts associated with the transferred accounts discounted to a market rate of interest. The gain or loss recognized on these transactions is based on our best estimates of key assumptions, including forecasted credit losses, payment rates, forward yield curves, costs of servicing the accounts and appropriate discount rates. The use of different estimates or assumptions could produce different financial results. For example, if we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), our interest in securitized assets would have been reduced by $3.4 million as of April 30, 2004, which may have an adverse effect on earnings. We recognize income from our interest in these transferred accounts as gains on the transfer of the asset, interest income and servicing fees This income is recorded as "Finance charges and other" in our consolidated statements of operations. If the assumption used for developing the reserve for doubtful accounts on the books of the QSPE were changed by 0.5% from 3.5% to 4.0%, the impact to recorded "Finance charges and other" would have been a reduction in revenues and pretax income of $1.8 million.

     Deferred Tax Assets. We have significant net deferred tax assets (approximately $7.6 million as of April 30, 2004), which are subject to periodic recoverability assessments. Realization of our net deferred tax assets may be dependent upon whether we achieve projected future taxable income. Our estimates regarding future profitability may change due to future market conditions, our ability to continue to execute at historical levels and our ability to continue our growth plans. These changes, if any, may require material adjustments to these deferred tax asset balances. For example, if we had assumed that the future tax rate at which these deferred items would reverse was 34.5% rather than 35.3%, we would have reduced the net deferred tax asset account and net income by approximately $168,000.

     Intangible Assets. We have significant intangible assets related primarily to goodwill and the costs of obtaining various loans and funding sources. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Effective August 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Prior to adoption of SFAS No. 142, we amortized goodwill over an estimated life of fifteen years on a straight-line basis. Effective with the implementation of SFAS No. 142, we ceased amortizing goodwill and began testing potential impairment of this asset annually based on judgments regarding ongoing profitability and cash flow of the underlying assets. Our testing includes using judgments to estimate the separate operations of our insurance agency and secondary credit portfolio, including allocations for interest, overhead and taxes. Once these separate operations have been determined, we apply a multiple of earnings based on existing market conditions and estimate operating cash flow and compare the resulting estimated entity values to the recorded goodwill. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believe is impaired. Our goodwill balance at April 30, 2004 was $7.9 million.

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

     Revenue Recognition. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell service maintenance agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amounts of service maintenance agreement revenue deferred at April 30, 2004 and January 31, 2004 were $3.2 million and $3.1 million, respectively, and are included in "Deferred revenue" in the accompanying balance sheets.

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

Results of Operations

     The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:


                                                                   Three Months Ended
                                                                        April 30,
                                                                 -----------------------
                                                                    2003        2004
                                                                 ----------- -----------
Revenues:
   Product sales                                                       79.7 %      79.8 %
   Service maintenance agreement commissions (net)                      5.0         4.9
   Service revenues                                                     3.7         3.2
                                                                 ----------- -----------
     Total net sales                                                   88.3        88.0
   Finance charges and other                                           11.7        12.0
                                                                 ----------- -----------
          Total revenues                                              100.0       100.0
Costs and expenses:
Cost of goods sold, including warehousing and occupancy cost           63.9        62.9
Cost of parts sold, including warehousing and occupancy cost            0.9         0.8
   Selling, general and administrative expense                         26.3        25.9
   Provision for bad debts                                              1.1         1.1
                                                                 ----------- -----------
          Total costs and expenses                                     92.2        90.7
                                                                 ----------- -----------
   Operating income                                                     7.8         9.4
   Interest expense                                                     1.3         0.4
                                                                 ----------- -----------
   Earnings before income taxes and minority interest                   6.5         9.0
   Minority interest                                                    0.0         0.1
                                                                 ----------- -----------
   Earnings before income taxes                                         6.5         8.9
   Provision for income taxes                                           2.3         3.1
                                                                 ----------- -----------
   Net income                                                          4.2 %       5.8 %
                                                                 =========== ===========

The table above identifies several changes in our operations for the current quarter, including decreases in revenue and expense categories expressed as a percentage of revenues for "Service revenues," "Cost of goods and parts sold," Selling, general and administrative expense" and "Interest expense." These changes are discussed in the Executive Overview section on page 12 and in more detail in the discussion of operating results beginning on page 16 below.

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

Three Months Ended April 30, 2004 Compared to Three Months Ended April 30, 2003

     Revenues. Total revenues increased by $14.1 million, or 11.7%, from $120.8 million for the three months ended April 30, 2003 to $134.9 million for the three months ended April 30, 2004. The increase was attributable to increases in net sales of $11.9 million, or 11.1%, and $2.2 million, or 15.8%, in finance charges and other revenue. Of the $11.9 million increase in net sales, $3.6 million resulted from a same store sales increase of 3.5%, $8.4 million was generated by five retail locations that were not open for three consecutive months in each period, and $(100,000) resulted from a net decrease in service revenues. Of the $11.9 million increase in net sales, $11.3 million was attributable to product sales which was due to increased unit volume of sales of approximately $4.4 million and increases in unit price points of approximately

$6.9 million. While this is the second consecutive quarter that we have not experienced significant price deterioration, we are not yet confident that the previous negative trend has reversed itself. Increased sales in bedding, lawn and garden, computers and other new product categories included in the track accounted for much of the increase in same store sales.

     The following table presents the makeup of net sales by product category in each quarter, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales.



                                          Three Months Ended April 30,
                                 ----------------------------------------------
                                         2003                    2004             Percent
                                 ---------------------- -----------------------  Increase
            Category               Amount     Percent     Amount      Percent   (Decrease)
                                 ----------- ---------- ----------- ----------- -----------

Major home appliances               $39,832      37.3 %    $42,382       35.8 %       6.4 %
Consumer electronics                 41,371       38.8      45,425        38.3         9.8
Home office equipment                 6,571        6.2       9,277         7.8        41.2 (1)
Delivery/installation                 1,877        1.8       2,184         1.8        16.4 (2)
Lawn and garden                       3,671        3.4       4,306         3.6        17.3 (3)
Bedding                               1,501        1.4       2,345         2.0        56.2 (3)
Other                                 1,401        1.3       1,610         1.4        14.9 (1)
                                 ----------- ---------- ----------- ----------- -----------
     Total product sales             96,224       90.2     107,529        90.7        11.7
Service maintenance agreement
commissions                           5,987        5.6       6,635         5.6        10.8
Service revenues                      4,476        4.2       4,378         3.7        (2.2)(4)
                                 ----------- ---------- ----------- ----------- -----------
     Total net sales               $106,687     100.0 %   $118,542      100.0 %      11.1 %
                                 =========== ========== =========== =========== ===========
----------------------------------

     (1)  The increases are primarily due to the new emphasis on track sales.
     (2) The increase is primarily due to a price increase charged to the customer for delivery service.
     (3) The increase is primarily due to continuing maturity of this new product category and the continued sales emphasis on this product category.
     (4) The decrease in service revenues is attributable to a more stringent review of billings made to the insurance company for covered warranty service. As a result of these billing reviews, service revenues for the three months ended April 30, 2004 were somewhat softened; however, retrospective warranty claim settlements were positively impacted by approximately $826,000 during the period. Such settlements, which offset the decrease in service revenues are reflected in the line item
          "Finance charges and other".

     Revenue from "Finance charges and other" increased by approximately $2.2 million, or 15.8%, from $14.1 million for the three months ended April 30, 2003 to $16.3 million for the three months ended April 30, 2004. This increase in revenue resulted primarily from increases in insurance commissions and other revenues of $1.3 million and increases in securitization income of $897,000. Both of these increases are attributable to higher product sales and increases in our retained interest in assets transferred to the QSPE.

     Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $7.6 million, or 9.8%, from $77.2 million for the three months ended April 30, 2003 to $84.8 million for the three months ended April 30, 2004. This increase was generally consistent with the 11.7% increase in net product sales, although cost of products sold decreased from 80.2% of net product sales in the quarter ended April 30, 2003 to 78.8% for the quarter ended April 30, 2004. We attribute this product margin increase to a less aggressive promotion during our February 2004 grand opening celebration during which we celebrated company-wide the new stores that we opened in the last fiscal year through special product sales and vendor participation programs. Cost of parts sold, including warehousing and occupancy cost, increased approximately $58,000, or 5.5%, for the same period.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased by $3.1 million, or 9.8%, from $31.7 million for the three months ended April 30, 2003 to $34.9 million for the three months ended April 30, 2004. The decrease in expense as a percentage of total revenues for this period results primarily from increased vendor participation in our advertising program during the February 2004 grand opening celebration.

     Provision for Bad Debts. The provision for bad debts decreased by $54,000, or 4.0%, due to improved delinquency rates and collections activities associated with our insurance and service programs and the customer receivables not transferred to the QSPE.

     Interest Expense. Interest expense decreased by $964,000, or 62.3%, from $1.5 million for the three months ended April 30, 2003 to $582,000 for the three months ended April 30, 2004. The net decrease in interest expense was attributable to the following decreases:

     o expiration of $80.0 million in our interest rate hedges resulted in a decrease of 53.1% or $821,000 from the prior period;

     o reclassification of amounts previously recorded in other comprehensive income decreased interest expense by approximately $26,000; and

     o the decrease in our average outstanding debt from $ 49.3 million to $ 80,377 (when ignoring the impact of FIN 46 consolidation of $14.6 million, see below) resulted in a decrease in interest expense of approximately $634,000;

that were offset by the following increases:

     o    the increase in interest rates and commitment fees of $93,000;

     o the cessation of derivative accounting increased interest expense by $209,000; and

     o the implementation of FIN 46 resulted in reclassification of $216,000 in expenses previously reflected as occupancy cost in "Selling, general and administrative expense" to "Interest expense".

     Minority Interest. As a result of FIN 46, beginning February 1, 2004, we now eliminate the pretax operating profit contributed from the consolidation of Specialized Realty Development Services, LP through the minority interest line item in our consolidated statement of operations, which for the three months ended April 30, 2004, was $115,000.

     Provision for Income Taxes. The provision for income taxes increased by $1.4 million, or 51.5%, from $2.8 million for the three months ended April 30, 2003 to $4.2 million for the three months ended April 30, 2004. This increase was generally consistent with the increase in pretax income of 52.4%. Effective tax rates were generally consistent at 35.5% in fiscal 2004 and 35.3% in fiscal 2005.
     Net Income. As a result of the above factors, net income increased $2.7 million, or 52.9%, from $5.1 million for the three months ended April 30, 2003 to $7.8 million for the three months ended April 30, 2004.

Liquidity and Capital Resources

     Current Activities

     Historically we have financed our operations through a combination of cash flow generated from operations, external borrowings, including primarily bank debt and asset-backed securitization facilities, and, most recently, our initial public offering. As of January 31, 2004, we had $40.0 million under the revolving line of credit (based on qualifying assets) and $8.0 million under our unsecured bank line of credit available to us for general corporate purposes. At April 30, 2004, the revolving line of credit was reduced to $30.0 million as a result of an amendment to our bank credit facility. In exchange for the reduced line of credit, the amendment to our bank credit facility reduces interest rates, standby rates and commitment fees among other concessions.

     A summary of the significant financial covenants that govern our bank credit facility compared to our actual compliance status at April 30, 2004, is presented below:

                                                                                             Required
                                                                                             Minimum/
                                                                      Actual                 Maximum
                                                              ----------------------- ----------------------
Debt service coverage ratio must exceed required minimum           2.93 to 1.00            1.75 to 1.00
Total leverage ratio must be lower than required maximum           1.92 to 1.00            3.00 to 1.00
Consolidated net worth must exceed required minimum                $160,647,000            $77,580,923
Charge-off ratio must be lower than required maximum               0.02 to 1.00            0.05 to 1.00
Extension ratio must be lower than required maximum                0.02 to 1.00            0.04 to 1.00
Delinquency ratio must be lower than required maximum              0.06 to 1.00            0.12 to 1.00


We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt and the QSPE's asset-backed securitization facilities. Based on our current operating plans, we believe that cash generated from operations, available borrowings under our bank credit facility and unsecured credit line, and access to the unfunded portion of the variable funding portion of the QSPE's asset-backed securitization program will be sufficient to fund our operations, store expansion and updating activities and capital programs through at least January 31, 2006. However, there are several factors that could decrease cash provided by operating activities, including:

     o    reduced demand for our products;

     o    more stringent vendor terms on our inventory purchases;

     o increases in product cost that we may not be able to pass on to our customers;

     o reductions in product pricing due to competitor promotional activities;

     o changes in inventory requirements based on longer delivery times of the manufacturers or other requirements which would negatively impact our delivery and distribution capabilities;

     o increases in the retained portion of our receivables portfolio under our current QSPE's asset-backed securitization program as a result of changes in performance;

     o inability to expand our capacity for financing our receivables portfolio under new or replacement QSPE asset-backed securitization programs or a requirement that we retain a higher percentage of the credit portfolio under such new programs;

     o increases in program costs (interest and administrative fees relative to our receivables portfolio associated with the funding of our receivables); and

     o increases in personnel costs required for us to stay competitive in our markets.

     During the three months ended April 30, 2004, net cash provided by operating activities decreased $3.3 million from $3.8 million provided in the 2003 period to $543,000 provided in the 2004 period. The net decrease in cash provided from operations resulted primarily from an increase in net income of $2.7 million that was offset by adjustments to reconcile net income to net cash provided by operations of $342,000, and a net decrease in cash resulting from changes in current working capital requirements of $5.6 million. The decrease in cash resulting from changes in current working capital included approximately $3.5 million required to fund additional receivables, $2.7 million required to fund or carry additional inventories and $700,000 of net other working capital required.

     Much of this increase in cash used for working capital purposes resulted from a larger retention of receivables that were funded totally by us as well as an increase in the credit enhancement required as a result of the increase in the receivables that we transferred to the QSPE. We believe that the available balances under our bank credit facility are sufficient to fund the increase in receivables or the increase in credit enhancement that we expect for the through the end of fiscal 2006.

     We offer promotional credit programs to certain customers that provide for "same as cash" interest free periods of varying terms, generally three, six or 12 months. These promotional accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 20.0% of eligible securitized receivables. The percentage of eligible securitized receivables represented by promotional receivables was 12.9% and 14.9% as of April 30, 2003 and April 30, 2004, respectively. This increase was the result of sales with the use of promotional credit versus lower prices at retail. If we exceed this 20.0% limit, we would be required to use some of our other capital resources to fund or carry the unpaid balances of the receivables for the promotional period. The weighted average promotional period was 11.0 months and 10.8 months for promotional receivables outstanding as of April 30, 2003 and April 30, 2004, respectively. The weighted average remaining term on those same promotional receivables was 6.3 months and 7.0 months, respectively. While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables, we receive less income as a result of a reduced net interest margin used in the calculation of the gain on the sale of receivables. As a result, the existence of the interest free extended payment terms negatively impacts the gains as compared to other receivables.

     Net cash used by investing activities increased by $2.8 million from $1.5 million for the three months ended April 30, 2003 to $4.3 million for the three months ended April 30, 2004. The increase in cash used in investing activities resulted primarily from an increase in the purchase of property and equipment of $2.6 million and a decrease in the proceeds from the sale of property of $165,000. The increase in cash expended for property and equipment resulted from the opening of two additional stores in the Dallas/Fort Worth market and reformatting of our stores to focus on track operations. Based on current plans, we expect to continue to increase expenditures for property and equipment in the balance of fiscal 2005 as we open additional stores, complete our track reformatting and improve our warehouse facility in the Dallas/Fort Worth market.

     Since we used the proceeds of our initial public offering to pay down all interest bearing debt (other than that of Specialized Realty Development Services, LP), there were only insignificant debt repayment transactions in the current quarter, down $2.4 million from the prior year period. The exercise of stock options by various employees during the quarter represented the additional positive change in cash in financing activities of $588,000.

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

     At April 30, 2004, the issuer has issued two series of notes: a Series A variable funding note in the amount of $250 million purchased by Three Pillars Funding Corporation and three classes of Series B notes in the aggregate amount of $200 million. Private institutional investors, primarily insurance companies, purchased the Series B notes at a weighted fixed rate of 5.1%.

     We continue to service the transferred accounts for the QSPE, and we receive a monthly servicing fee, so long as we act as servicer, in an amount equal to .0025% multiplied by the average aggregate principal amount of receivables serviced plus the amount of average aggregate defaulted receivables. The issuer records revenues equal to the interest charged to the customer on the receivables less losses, the cost of funds, the program administration fees paid in connection with either Three Pillars Funding Corporation or the Series B note holders, and the servicing fee.

     The Series A variable funding note permits the issuer to borrow funds up to $250 million to purchase receivables from us, thereby functioning as a "basket" to accumulate receivables. When borrowings under the Series A variable funding note approach $250 million, the issuer intends to refinance the receivables by issuing a new series of notes and to use the proceeds to pay down the outstanding balance of the Series A variable funding note, so that the basket will once again become available to accumulate new receivables. As of April 30, 2004, borrowings under the Series A variable funding note were $77.3 million.

     We are not directly liable to the lenders under the asset-backed securitization facility. However, in the ordinary course of business, the issuer transfers accounts to us to enable us to maintain the funds available under the asset-backed securitization facility at its contemplated level. If the issuer is unable to repay the Series A and Series B notes due to its inability to collect the transferred customer accounts, the issuer could not pay the subordinated notes it has issued to us in partial payment for transferred customer accounts, and the Series B lenders could claim the balance in its restricted cash account. We are also contingently liable under a $10.0 million letter of credit that secures our performance of our obligations or services under the servicing agreement as it relates to the transferred assets that are part of the asset-backed securitization facility.

     The issuer is subject to certain affirmative and negative covenants contained in the transaction documents governing the Series A variable funding note and the Series B notes, including covenants that restrict, subject to specified exceptions: the incurrence of non-permitted indebtedness and other obligations and the granting of additional liens; mergers, acquisitions, investments and disposition of assets; and the use of proceeds of the program. The issuer also makes representations and warranties relating to compliance with certain laws, payment of taxes, maintenance of its separate legal entity, preservation of its existence, protection of collateral and financial reporting. In addition, the program requires the issuer to maintain a minimum net worth.

     A summary of the significant financial covenants that govern the issuer's asset-backed credit facility compared to actual compliance status at April 30, 2004, is presented below:

                                                                            Required
                                                                            Minimum/
                                                              Actual        Maximum
                                                          -------------- --------------
Issurer interest must exceed required minimum             $26.5 million  $25.3 million
Gross loss rate must be lower than required maximum            3.6%          10.0%
Net portfolio yield must exceed required minimum               9.9%           2.0%
Payment rate must exceed required minimum                      6.9%           3.0%

     Events of default under the Series A variable funding note and the Series B notes, subject to grace periods and notice provisions in some circumstances, include, among others: failure of the issuer to pay principal, interest or fees; violation by the issuer of any of its covenants or agreements; inaccuracy of any representation or warranty made by the issuer; certain servicer defaults; failure of the trustee to have a valid and perfected first priority security interest in the collateral; default under or acceleration of certain other indebtedness; bankruptcy and insolvency events; failure to maintain certain loss ratios and portfolio yield; change of control provisions and certain events pertaining to us. The issuer's obligations under the program are secured by the receivables and proceeds.

          [SEE SUPPLEMENTARY PDF FOR SECURITIZATION FACILITIES CHART]


     Both the bank credit facility and the asset-backed securitization program are significant factors relative to our ongoing liquidity and our ability to meet the cash needs associated with the growth of our business. Our inability to use either of these programs because of a failure to comply with their covenants would adversely affect our continued growth. Funding of current and future receivables under the QSPE's asset-backed securitization program can be adversely affected if we exceed certain predetermined levels of re-aged receivables, size of the secondary portfolio, the amount of promotional receivables, write-offs, bankruptcies or other ineligible receivable amounts. If the funding under the QSPE's asset-backed securitization program were reduced or terminated, we would have to draw down our bank credit facility more quickly than we have estimated.

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

     We held interest rate swaps and collars with notional amounts totaling $20.0 million as of January 31, 2004 and April 30, 2004, with terms extending through April, 2005, and were held for the purpose of hedging against variable interest rate risk, primarily related to cash flows from our interest-only strip as well as our variable rate debt.

     In fiscal 2003, hedge accounting was discontinued for $80.0 million of swaps previously designated as hedges, and in fiscal 2004, hedge accounting was discontinued for the remaining $20.0 million of swaps. In accordance with SFAS No. 133, at the time hedge accounting was discontinued, we began to recognize changes in fair value of the swaps as interest expense and to amortize the amount of accumulated other comprehensive loss related to those derivatives as interest expense over the period that the forecasted transactions affected the statement of operations.

     Prior to discontinuing these hedges, we recorded hedge ineffectiveness in each period, which arose from differences between the interest rate stated in the derivative instrument and the interest rate upon which the underlying hedged transaction was based. Ineffectiveness totaled $229,000 for the three months ended April 30, 2003 and is reflected in "Interest expense" in the Consolidated Statements of Operations.

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

PART II - Other Information

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

     The exhibits required to be furnished pursuant to Item 6 of Form 10-Q are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.


(b) Reports on Form 8-K

During the quarter ended April 30, 2004, we filed the following current reports on Form 8-K:

o On March 4, 2004, we filed a current report on Form 8-K announcing the results of product sales for the quarter and year ending January 31, 2004.

o On April 12, 2004, we filed a current report on Form 8-K announcing our earnings for the quarter and year ended January 31, 2004.

o On April 23, 2004, we filed a current report on Form 8-K announcing the modification of our revolving bank agreement filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized officer.

                                       CONN'S, INC.

                                       By:      /s/ C. William Frank
                                                -----------------------------
                                                C. William Frank
                                                Executive Vice President and
                                                Chief Financial Officer

Date: June 7, 2004

                                INDEX TO EXHIBITS

  Exhibit
  Number                                Description
  ------                                -----------

     2 Agreement and Plan of Merger dated January 15, 2003, by and among Conn's, Inc., Conn Appliances, Inc. and Conn's Merger Sub, Inc. (incorporated herein by reference to Exhibit 2 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

     3.1 Certificate of Incorporation of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

   3.1.1 Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. filed on June 3, 2004 (filed herewith).

     3.2  Bylaws of Conn's, Inc. (incorporated herein by reference to Exhibit
          3.2 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

   3.2.1  Amendment to the Bylaws of Conn's, Inc. (filed herewith).

     4.1 Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

    10.1 Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

  10.1.1 Amendment to the Conn's, Inc. Amended and Restated 2003 Incentive Stock Option Plan (filed herewith).

    10.2 2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

    10.3  Employee Stock Purchase Plan (incorporated herein by reference to
          Exhibit 10.3 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

    10.4 Conn's 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

    10.5 Shopping Center Lease Agreement dated May 3, 2000, by and between Beaumont Development Group, L.P., f/k/a Fiesta Mart, Inc., as Lessor, and CAI, L.P., as Lessee, for the property located at 3295 College Street, Suite A, Beaumont, Texas (incorporated herein by reference to
          Exhibit 10.5 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

  10.5.1  First Amendment to Shopping Center Lease Agreement dated September
          11, 2001, by and among Beaumont Development Group, L.P., f/k/a Fiesta Mart, Inc., as Lessor, and CAI, L.P., as Lessee, for the property located at 3295 College Street, Suite A, Beaumont, Texas (incorporated herein by reference to Exhibit 10.5.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

    10.6 Industrial Real Estate Lease dated June 16, 2000, by and between American National Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 8550-A Market Street, Houston, Texas (incorporated herein by reference to Exhibit 10.6 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

    10.7 Lease Agreement dated December 5, 2000, by and between Prologis Development Services, Inc., f/k/a The Northwestern Mutual Life Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 4810 Eisenhauer Road, Suite 240, San Antonio, Texas (incorporated herein by reference to Exhibit 10.7 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

  10.7.1 Lease Amendment No. 1 dated November 2, 2001, by and between Prologis Development Services, Inc., f/k/a The Northwestern Mutual Life Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 4810 Eisenhauer Road, Suite 240, San Antonio, Texas (incorporated herein by reference to Exhibit 10.7.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

    10.8 Lease Agreement dated August 18, 2003, by and between Robert K. Thomas, as Lessor, and CAI, L.P., as Lessee, for the property located at 4610-12 McEwen Road, Dallas, Texas (incorporated herein by reference to Exhibit 10.8 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

    10.9 Credit Agreement dated April 24, 2003, by and among Conn Appliances, Inc. and the Borrowers thereunder, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and SunTrust Bank, as Documentation Agent (incorporated herein by reference to Exhibit 10.9 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

  10.9.1 Amendment to Credit Agreement, dated April 23, 2003, by and among Conn Appliances, Inc. and the Borrowers thereunder, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and SunTrust Bank, as Documentation Agent (incorporated herein by reference to Exhibit 99.1 to Conn's current report on Form 8-K filed on April 23, 2004).

   10.10 Receivables Purchase Agreement dated September 1, 2002, by and among Conn Funding II, L.P., as Purchaser, Conn Appliances, Inc. and CAI, L.P., collectively as Originator and Seller, and Conn Funding I, L.P., as Initial Seller (incorporated herein by reference to Exhibit 10.10 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

   10.11 Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit
          10.11 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

   10.12 Series 2002-A Supplement to Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

   10.13 Series 2002-B Supplement to Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.13 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

   10.14 Servicing Agreement dated September 1, 2002, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

   10.15 Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.15 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

   10.16 Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

      21 Subsidiaries of Conn's, Inc. (incorporated herein by reference to Exhibit 21 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

    23.1  Consent of Ernst & Young LLP (filed herewith).

    31.1 Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

    31.2 Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

    32.1 Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

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