Form 10-Q
period 2004-07-31
CONNS INC
filed 2004-08-31
CIK 1223389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended               Commission File Number
            July 31, 2004                              000-50421

                                  CONN'S, INC.
             (Exact name of registrant as specified in its charter)

     A Delaware Corporation                           06-1672840
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                 Identification Number)

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

                              YES  __X__     NO  _____


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              YES  _____     NO  __X__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 30, 2004:



                 Class                                        Outstanding
----------------------------------------               -------------------------
 Common stock, $.01 par value per share                        23,204,488

                                TABLE OF CONTENTS
                                -----------------

PART I.    FINANCIAL INFORMATION                                       Page No.
           ---------------------                                       --------

Item 1.    Financial Statements..............................................1
-------
           Consolidated Balance Sheets as of January 31, 2004 and
            July 31, 2004....................................................1

           Consolidated Statements of Operations for the three and
            six months ended July 31, 2003 and 2004..........................2

           Consolidated Statements of Stockholders' Equity for the
            six months ended July 31, 2004...................................3

           Consolidated Statements of Cash Flows for the six months
            ended July 31, 2003 and 2004.....................................4

           Notes to Consolidated Financial Statements........................5

Item 2.    Management's Discussion and Analysis of Financial Condition
-------     and Results of Operations.......................................10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......23
-------

Item 4.    Controls and Procedures..........................................23
-------

PART II.   OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings................................................24
-------

Item 4.    Submission of Matters to a Vote of Security Holders..............24
-------

Item 5.    Other Information................................................25
-------

Item 6.    Exhibits.........................................................25
-------


SIGNATURE  ................................................................ 26

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                  Conn's, Inc.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                     January 31,      July 31,
                                                        2004            2004
                                                   -------------   -------------
                      Assets                                        (unaudited)
Current assets
  Cash and cash equivalents                        $     12,942    $      6,328
  Accounts receivable, net                               16,802          28,715
  Interest in securitized asset                          77,138          84,312
  Inventories                                            53,742          57,827
  Deferred income taxes                                   4,148           4,526
  Prepaid expenses and other assets                       3,031           2,125
                                                   -------------   -------------
     Total current assets                               167,803         183,833
Debt issuance and other costs                               250             281
Non-current deferred tax asset                            3,945           4,329
Property and equipment
  Land                                                   10,708          11,583
  Buildings                                              13,108          14,685
  Equipment And Fixtures                                  7,574           8,398
  Transportation Equipment                                2,845           3,200
  Leasehold Improvements                                 48,504          52,973
                                                   -------------   -------------
     Subtotal                                            82,739          90,839
Less accumulated depreciation                           (27,914)        (30,940)
                                                   -------------   -------------
     Total property and equipment, net                   54,825          59,899
Goodwill, net                                             7,917           7,917
Other assets, net                                            20              84
                                                   -------------   -------------
     Total assets                                  $    234,760    $    256,343
                                                   =============   =============
       Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable                                    $          -    $      1,205
  Current portion of long-term debt                         338             318
  Accounts payable                                       26,412          32,819
  Accrued expenses                                       12,800          12,412
  Income taxes payable                                    3,528           1,722
  Deferred income taxes                                     313             399
  Deferred revenue                                        6,225           6,425
  Fair value of derivatives                               1,121             702
                                                   -------------   -------------
     Total current liabilities                           50,737          56,002
Long-term debt                                           14,174          14,005
Non-current deferred tax liability                          477             593
Deferred gain on sale of property                           811             727
Fair value of derivatives                                   202               -
Minority interest                                         1,769           1,960
Stockholders' equity
  Common stock ($0.01 par value, 40,000,000 shares
   authorized; 23,101,772 and 23,187,688 shares
   issued and outstanding at January 31, 2004 and
   July 31, 2004, respectively)                             231             232
  Additional paid-in capital                             82,656          83,342
  Accumulated other comprehensive income                  5,032           6,248
  Retained earnings                                      78,671          93,234
                                                   -------------   -------------
     Total stockholders' equity                         166,590         183,056
                                                   -------------   -------------
     Total liabilities and stockholders' equity    $    234,760    $    256,343
                                                   =============   =============

See notes to consolidated financial statements.

                                  Conn's, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                   (in thousands, except earnings per share)

                                    Three Months Ended       Six Months Ended
                                         July 31,                July 31,
                                  ----------------------  ----------------------
                                     2003        2004        2003        2004
                                  ----------  ----------  ----------  ----------

Revenues
  Product sales                   $  93,185   $ 108,305   $ 190,395   $ 216,808
  Service maintenance agreement
   commissions (net)                  4,669       5,776       9,670      11,436
  Service revenues                    4,900       4,770       9,376       9,149
                                  ----------  ----------  ----------  ----------

     Total net sales                102,754     118,851     209,441     237,393
  Finance charges and other          14,372      17,750      28,476      34,085
                                  ----------  ----------  ----------  ----------

     Total revenues                 117,126     136,601     237,917     271,478

Cost and Expenses
  Cost of goods sold, including
   warehousing and occupancy costs   72,682      85,704     149,674     170,479
  Cost of parts sold, including
   warehousing and occupancy costs    1,007       1,092       2,250       2,195
  Selling, general and
   administrative expense            32,399      37,521      64,154      72,383
  Provision for bad debts               820       1,227       2,189       2,649
                                  ----------  ----------  ----------  ----------

     Total cost and expenses        106,908     125,544     218,267     247,706
                                  ----------  ----------  ----------  ----------

Operating income                     10,218      11,057      19,650      23,772
Interest expense                      1,670         567       3,215       1,149
                                  ----------  ----------  ----------  ----------

Income before minority interest
 and income taxes                     8,548      10,490      16,435      22,623
Minority interest in limited
 partnership                              -         131           -         246
                                  ----------  ----------  ----------  ----------
Income before income taxes            8,548      10,359      16,435      22,377
Provision for income taxes
  Current                             2,737       4,352       5,621       9,035
  Deferred                              288        (783)        206      (1,221)
                                  ----------  ----------  ----------  ----------

     Total provision for income
      taxes                           3,025       3,569       5,827       7,814
                                  ----------  ----------  ----------  ----------

Net income                            5,523       6,790      10,608      14,563
Less preferred dividends                586           -       1,173           -
                                  ----------  ----------  ----------  ----------

Net income available for common
 shareholders                     $   4,937   $   6,790   $   9,435   $  14,563
                                  ==========  ==========  ==========  ==========

Earnings per share
  Basic                           $    0.30   $    0.29   $    0.56   $    0.63
  Diluted                         $    0.30   $    0.29   $    0.56   $    0.61
Average common shares outstanding
  Basic                              16,720      23,179      16,720      23,163
  Diluted                            16,720      23,801      16,720      23,769

See notes to consolidated financial statements.

                                  Conn's, Inc.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (unaudited)
                    (in thousands except descriptive shares)

                                                       Accum.
                                                       Other
                                   Common Stock       Compre-
                                ------------------    hensive    Paid-in     Retained
                                 Shares    Amount     Income     Capital     Earnings     Total
                                --------  --------  ----------  ----------  ----------  ----------
Balance January 31, 2004         23,102   $   231   $   5,032   $  82,656   $  78,671   $ 166,590

Exercise of options to
 acquire 83,652 shares
 of common stock                     84         1           -         653           -         654

Issuance of 2,264 shares
 of common stock under
 Employee Stock Purchase
 Plan                                 2         -           -          33           -          33

Net income                            -         -           -           -      14,563      14,563

Reclassification adjustments
 on derivative instruments
 (net of tax of $196)                 -         -         360           -           -         360

Adjustment of fair value of
 securitized assets (net of
 tax of $467), net of reclass-
 ification adjustments of
 $4,940 (net of tax of $2,696)        -         -         856           -           -         856
                                                                                        ----------

Total comprehensive income            -         -           -           -           -      15,779
                                --------  --------  ----------  ----------  ----------  ----------
Balance July 31, 2004            23,188   $   232   $   6,248   $  83,342   $  93,234   $ 183,056
                                ========  ========  ==========  ==========  ==========  ==========

See notes to consolidated financial statements.

                                  Conn's, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                         Six Months Ended
                                                             July 31,
                                                   -----------------------------
                                                        2003            2004
                                                   -------------   -------------

Cash flows from operating activities
  Net income                                       $     10,607    $     14,563
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                          3,514           3,972
    Amortization                                            123              15
    Provision for bad debts                               2,188           2,649
    Promotional credit discounts (net)                                      757
    Accretion from interests in securitized assets       (6,040)         (7,636)
    Provision for deferred income taxes                     527          (1,221)
    Gain from sale of property and equipment                (16)            (14)
    Gains from derivatives (net)                            (98)            (36)
    Minority interest in SRDS                                               190
  Change in operating assets and liabilities:
    Accounts receivable                                  (3,793)        (13,687)
    Inventory                                            (4,315)         (4,085)
    Prepaid expenses and other assets                     1,175             905
    Accounts payable                                      7,442           6,409
    Accrued expenses                                       (255)           (389)
    Income taxes payable                                    657          (1,807)
    Deferred revenue                                       (758)            201
    Other current liabilities                                45               -
                                                   -------------   -------------
Net cash provided by operating activities                11,003             786
                                                   -------------   -------------
Cash flows from investing activities
  Purchase of property and equipment                     (2,364)         (9,047)
  Proceeds from sale of property                            189              15
                                                   -------------   -------------
Net cash used in investing activities                    (2,175)         (9,032)
                                                   -------------   -------------
Cash flows from financing activities
  Net proceeds from exercise of stock options                 -             687
  Net borrowing (payments) under line of credit          (7,637)          1,049
  Increase in debt issuance costs                          (429)            (70)
  Payment of promissory notes                              (976)            (34)
                                                   -------------   -------------
Net cash provided by (used in) financing activities      (9,042)          1,632
                                                   -------------   -------------
Net change in cash                                         (214)         (6,614)
Cash and cash equivalents
  Beginning of the year                                   2,448          12,942
                                                   -------------   -------------
  End of period                                    $      2,234    $      6,328
                                                   =============   =============

See notes to consolidated financial statements.

                                  CONN'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  July 31, 2004

1. Significant Accounting Policies

     Basis of Presentation. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. The financial statements should be read in conjunction with the Company's (as defined below) audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed on April 16, 2004.

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

     Principles of Consolidation. The consolidated financial statements include the accounts of Conn's, Inc. and its subsidiaries, limited liability companies and limited partnerships, all of which are wholly-owned (the "Company"). All material intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements additionally include the financial statements of a single purpose entity meeting one or more of the standards of Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 ("FIN 46"), as described below.

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

     Implementation of FIN 46. In January 2003, the FASB issued FIN 46 that requires the consolidation of entities in which a company absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, a company generally consolidates entities when it has a controlling financial interest through ownership of a majority voting interest in the entity. Although the Company itself does not have a controlling financial interest in Specialized Realty Development Services, LP ("SRDS"), SRDS is owned by various members of management and individual investors of the Stephens Group, Inc. SRDS owns five retail stores that it leases to the Company at July 31, 2004. The Company evaluated the effects of the issuance of FIN 46 on the accounting for its leases with SRDS and, as a result, determined that it is appropriate to consolidate the balance sheets of SRDS with the balance sheets of the Company as of January 31, 2004 and July 31, 2004. Additionally, commencing February 1, 2004 (the beginning of the Company's 2005 fiscal year), the Company has determined that it is appropriate to consolidate the operations of SRDS with those of the Company. The primary effect of the consolidation on the Company's balance sheet at January 31, 2004 and July 31, 2004 was to increase cash, net property, debt and minority interests by the amounts listed in the following table (dollars in thousands):

                                                       January 31,     July 31,
                                                          2004           2004
                                                       -----------   -----------
       Increase in cash                                $    1,024    $      939
       Increase in property and equipment, net             15,166        15,993
       Increase in debt                                    14,421        14,972
       Increase in minority interests                       1,769         1,960


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

     Goodwill. Goodwill represents primarily the excess of purchase price over the fair market value of net assets acquired. Effective February 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, whereby goodwill is no longer amortized, but rather the Company assesses the potential future impairment of goodwill on an annual basis, or at any other time when impairment indicators exist. The Company concluded that at January 31, 2004 and July 31, 2004 no impairment of goodwill existed.

     Stock-Based Compensation. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company follows the intrinsic value method of accounting for stock-based compensation issued to employees, as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Since all options outstanding at July 31, 2004 were granted at or above fair value at the date of grant, no compensation expense has been recognized under the Company's stock option plan for any of the financial statements presented.

     If compensation expense for the Company's stock option plan had been recognized using the fair value method of accounting under SFAS No. 123, net income available for common stockholders for the three months ended July 31, 2003 and 2004 would have decreased by 2.2% and 3.3%, respectively, and diluted earnings per share would have decreased by 3.3% and 3.4%, respectively. Net income available for common stockholders for the six months ended July 31, 2003 and 2004 would have decreased by 2.3% and 3.1%, respectively, and diluted earnings per share would have decreased by 1.8% and 3.3%, respectively. For post-IPO grants, the Company has used the Black-Scholes model to determine fair value. Prior to the IPO, the fair value of the options issued was estimated using the minimum valuation option-pricing model. The following table presents the impact to earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123 (dollars in thousands except per share data):

                                     Three Months Ended      Six Months Ended
                                          July 31,               July 31,
                                  ----------------------------------------------
                                     2003        2004        2003        2004
                                  ----------  ----------  ----------  ----------
Net income available for common
 stockholders as reported         $   4,937   $   6,790   $   9,435   $  14,563
Stock-based compensation, net of
 tax, that would have been
 reported under SFAS 123               (110)       (225)       (220)       (450)
                                  ----------  ----------  ----------  ----------
Pro forma net income              $   4,827   $   6,565   $   9,215   $  14,113
                                  ==========  ==========  ==========  ==========

Earnings per share-as reported:
  Basic                           $    0.30   $    0.29   $    0.56   $    0.63
  Diluted                         $    0.30   $    0.29   $    0.56   $    0.61
Pro forma earnings per share:
  Basic                           $    0.29   $    0.28   $    0.55   $    0.61
  Diluted                         $    0.29   $    0.28   $    0.55   $    0.59


     Application of APB 21 to Cash Option Programs that Exceed One Year in
Duration: In February 2004, the Company began offering deferred interest payment plans on certain products that extend beyond one year. In accordance with APB 21, Interest on Receivables and Payables, such sales are discounted to their fair value resulting in a reduction in sales and receivables and the amortization of the discount amount over the term of the deferred interest payment plan. The difference between the gross sale and the discounted amount is reflected as a deduction of "Product sales" in the consolidated statements of operations and the amount of the discount being amortized in the current period is recorded in "Finance charges and other". For the three and six months ended July 31, 2004, "Product sales" were reduced by $716,000 and $929,000, respectively, and "Finance charges and other" was increased by $143,000 and $172,000, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount.

     Reclassifications. Certain reclassifications have been made in the prior year's financial statements to conform to current year's presentation.

2. Supplemental Disclosure of Revenue and Comprehensive Income

     A summary of the classification of the amounts included as "Finance charges and other" is as follows (in thousands):


                                     Three Months Ended      Six Months Ended
                                          July 31,               July 31,
                                  ----------------------------------------------
                                     2003        2004        2003        2004
                                  ----------  ----------  ----------  ----------
Securitization income             $   9,522   $  12,297    $ 19,953   $  23,625
Income from receivables not sold        178         472         409         767
Insurance commissions                 3,571       3,932       6,612       7,708
Other                                 1,101       1,049       1,502       1,985
                                  ----------  ----------  ----------  ----------
Finance charges and other         $  14,372   $  17,750    $ 28,476   $  34,085
                                  ==========  ==========  ==========  ==========


     The components of total comprehensive income for the three and six months ended July 31, 2003 and 2004 are presented in the table below:


                                     Three Months Ended      Six Months Ended
                                          July 31,               July 31,
                                  ----------------------------------------------
                                     2003        2004        2003        2004
                                  ----------  ----------  ----------  ----------
Net income                        $   5,523   $   6,790   $  10,608   $  14,563
Unrealized gain on derivative
 instruments, net                       649         278       1,393         556
Taxes on unrealized gain on
 derivatives                             22         (98)       (242)       (196)
Adjustment of fair value of
 securitized assets                     184         521         370       1,323
Taxes on adjustment of fair value       (65)       (184)       (131)       (467)
                                  ----------  ----------  ----------  ----------
Total comprehensive income        $   6,313   $   7,307   $  11,998   $  15,779
                                  ==========  ==========  ==========  ==========

3. Fair Value of Derivatives

     The Company held interest rate swaps and collars with notional amounts totaling $70.0 million and $20.0 million as of July 31, 2003 and 2004, respectively, with terms extending to April, 2005, and were held for the purpose of hedging against variable interest rate risk, primarily related to cash flows from the Company's interest-only strip as well as variable rate debt.

     In fiscal 2003, hedge accounting was discontinued for $50.0 million of swaps previously designated as hedges and in fiscal 2004, hedge accounting was discontinued for the remaining $20.0 million of swaps. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at the time hedge accounting was discontinued, the Company began to recognize changes in fair value of the swaps as interest expense and to amortize the amount of accumulated other comprehensive loss related to those derivatives as interest expense over the period that the forecasted transactions affected the consolidated statements of operations. During the three and six months ended July 31, 2004, the Company reclassified $278,000 and $556,000, respectively, of losses previously recorded in accumulated other comprehensive income into the consolidated statements of operations and recorded $(316,000) and $(621,000), respectively, of interest reductions in the consolidated statement of operations because of the change in fair value of the swaps.

     Prior to discontinuing hedge accounting, the Company recorded hedge ineffectiveness in each period, which arose from differences between the interest rate stated in the derivative instrument and the interest rate upon which the underlying hedged transaction was based. Ineffectiveness totaled $111,000 and $(98,000), respectively, for the three and six months ended July 31, 2003 and is reflected in "Interest expense" in the consolidated statements of operations.

4. Amendment to Bank Credit Facility

     During the current fiscal year, the Company reduced its revolving line of credit from $40.0 million to $30.0 million through an amendment executed April 21, 2004. The amendment also relaxed certain financial covenants and reduced the pricing options for both the stand-by fee and the interest rate on outstanding balances.

5. Letters of Credit

     The Company had outstanding unsecured letters of credit aggregating $11.8 million and $12.7 million at January 31, 2004 and July 31, 2004, respectively, which secure a portion of the QSPE's asset-backed securitization program and the deductible under the Company's insurance program and to secure international product purchases. The maximum potential amount of future payments under these letters of credit is considered to be the aggregate face amount of each letter of credit.

     As part of the asset-backed securitization program, the Company arranged for the issuance of a stand-by letter of credit in the amount of $10.0 million to provide assurance to the trustee of the asset-backed securitization program that monthly funds collected by the Company would be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year and expires in August 2005, at which time the Company expects to renew such obligation. The letter of credit is callable, at the option of the trustee, if the Company does not honor its obligation to remit funds under the basic indenture and other related documents. The Company also has an obligation to maintain the current letters of credit and to provide additional letters of credit under its insurance program in amounts considered sufficient by the carrier to cover expected losses of claims that remain open after the expiration of the initial policy coverage period. The letter of credit in the amount of $1.6 million at July 31, 2004 is callable, at the option of the insurance company, if the Company does not honor its requirement to fund deductible amounts as billed.

     In addition to the above, the Company obtained a commitment in June 2004 for $1.5 million in trade letters of credit to secure product purchases under an international arrangement. At July 31, 2004, there was $1.1 million drawn under this commitment.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This report contains forward-looking statements. We sometimes use words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about us that may cause actual results to differ from these forward-looking statements include, but are not limited to:

     o the success of our growth strategy and plans regarding opening new stores and entering adjacent and new markets, including our plans to continue expanding into the Dallas/Fort Worth metroplex;

     o    our ability to update or expand existing stores;

     o our ability to estimate required capital expenditures and costs related to the opening of new stores or to update or expand existing stores;

     o our cash flows from operations, borrowings from our revolving line of credit and proceeds from securitizations to fund our operations, debt repayment and expansion;

     o technological and market developments, growth trends and projected sales in the home appliance and consumer electronics industry, including digital products like DVD players, HDTV, digital radio, home networking devices and other new products, and our ability to capitalize on such growth;

     o changes in laws and regulations and/or interest, premium and commission rates allowed by regulators on our credit, credit insurance and service maintenance agreements as allowed by those laws and regulations;

     o    our relationships with key suppliers;

     o the adequacy of our distribution and information systems and management experience to support our expansion plans;

     o the accuracy of our expectations regarding competition and our competitive advantages;

     o the accuracy of our expectations regarding the similarity or dissimilarity of our existing markets as compared to new markets we enter;

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


General

     The following discussion and analysis is intended to provide you with a more meaningful understanding of our financial condition and performance in the indicated periods, including an analysis of those key factors that contributed to our financial condition and performance and that are, or are expected to be, the key "drivers" of our business.

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

     Unlike many of our competitors, we provide in-house credit options for our customers. Historically, we have financed over 56% of our retail sales. We finance a large portion of all of our customer receivables through an asset-backed securitization facility, and we derive servicing fee income and interest income from these assets. As part of our asset-backed securitization facility, we have created a qualifying special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and to issue asset-backed and variable funding notes to third parties. We transfer receivables, consisting of retail installment contracts and revolving accounts extended to our customers, to the issuer in exchange for cash and subordinated securities. To finance its acquisition of these receivables, the issuer has issued notes to third parties.

     We also derive revenues from repair services on the products we sell and from product delivery and installation services we provide to our customers. Additionally, acting as an agent for unaffiliated companies, we sell credit insurance and service maintenance agreements to protect our customers from credit losses due to death, disability, involuntary unemployment and property damage and product failure. We also derive revenues from the sale of extended service maintenance agreements to protect the customers after the original manufacturer's warranty or service maintenance agreement has expired.

Executive Overview

     This narrative is intended to provide an executive level overview of our operations for the three and six months ended July 31, 2004. A detailed explanation of the changes in our operations for the three and six months ended July 31, 2004 as compared to the prior year is included beginning on page 15. As explained in that section, our pretax income for the quarter ended July 31, 2004 increased approximately 21.2%, as a result of higher revenues, lower selling, general and administrative expenses and lower interest expense as a percentage of revenues. Pretax income for the six months ended July 31, 2004 increased 36.2% due to higher revenues, higher gross margin percentage, lower selling, general and administrative expenses and lower interest expense as a percentage of revenues. Some of the more specific issues that impacted our operations are presented as follows:

     o Same store sales for the quarter and year-to-date grew 7.2% and 5.3%, respectively, over the same periods for the prior year. We believe that we were able to achieve this favorable increase by continuing the emphasis of sales of our primary product categories, by focusing specifically on our track sales, and by taking the opportunity to promote bedding and lawn and garden products. It is our strategy to continue this combination of emphasizing our primary product categories and focusing on specialty product categories throughout the balance of fiscal 2005.

     o Our entry into the Dallas/Fort Worth market provided both a positive and negative impact on our operations. Approximately, $9.5 million and $17.7 million, respectively, of our product sales increase for the quarter and year-to-date resulted from the opening of five new stores in this market. However, our operating margins were negatively impacted as we initially incurred substantial startup costs in personnel and advertising to insure that our initial entry into the market was well received. Our plans provide for the opening of three additional stores in this market during the balance of fiscal 2005.

     o Part of our increase in same store sales during the quarter and year-to-date resulted from the continuation of deferred interest payment plans and the introduction of "no interest" plans on certain products that extend beyond one year. In accordance with APB No. 21, such sales have been discounted to their fair value, resulting in a reduction in both sales and receivables, and the discount amount is being amortized over the applicable term of the deferred payment plan. For the three and six months ended July 31, 2004, such extended deferred interest payment and "no interest" plans generated $9.3 million and $11.7 million, respectively, in new financings. We reduced "Product sales" by $716,000 and $929,000, respectively, and increased "Finance charges and other" by $143,000 and $172,000, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount amount. We expect to continue to offer this type of extended term promotional credit in the future and expect that funding for such programs will be provided out of operating cash flow or through draws against our bank credit facility.

     o Our gross margin for the quarter decreased from 37.1% to 36.5%, primarily as a result of the use of promotional credit required to increase same store sales. Our gross margin for the six months ended July 31, 2004 increased from 36.1% to 36.4% primarily as a result of our ability to drive same store sales in the quarter ended April 30, 2004 without the need to deeply discount prices as we did in the prior year.

     o Part of our improvement in operations for the three and six months ended July 31, 2004 resulted from our ability to reduce Selling, general and administrative (SG&A) expenses as a percent of revenues. We decreased SG&A expense from 27.7% to 27.5% for the three months ended July 31, 2004 and we reduced SG&A from 27.0% to 26.7% for the six months ended July 31, 2004 These improvements resulted primarily from decreases in payroll and payroll related expenses.

     o Our operating margin was also positively impacted in the current quarter and for the six months ended July 31, 2004 by approximately 0.1%, respectively, as a result of the implementation of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 had the impact of reclassifying approximately $218,000 and $435,000, respectively, of occupancy expense from SG&A expense to interest expense in the current quarter and six months ended July 31, 2004.

     o As a result of the completion of our initial public offering, we were able to utilize the net proceeds of the offering to retire all of our balance sheet debt (not including any debt of SRDS, which is reflected in the consolidated financial statements as a result of FIN 46) and thereby substantially reduce our interest expense in the current quarter and the six months ended July 31, 2004.

     o As a result of FIN 46, beginning February 1, 2004, we now eliminate the pretax operating profit contributed from the consolidation of SRDS through the minority interest line item in our consolidated statement of operations.

Operational Changes and Resulting Outlook

     Our continued growth in the Dallas/Fort Worth metroplex will require us to develop an adequate distribution center for that market. The present cross-dock facility located in that market contains approximately 36,000 square feet and will accommodate a total of ten to twelve stores. We are currently in the planning stages to develop a complete warehouse and distribution center for this market that we expect to contain approximately 100,000 to 150,000 square feet. Additional annual cost to lease and operate such a facility is projected at approximately $1.0 million to $1.5 million. Based on our present growth plans in this market, it is expected that we will need such a distribution center by early fiscal 2006.

     We expect to open our first store in McAllen, Texas in early September 2004. We believe that this store represents an opportunity to enter a market that is currently substantially underserved.

     The consumer electronics industry depends on new products to drive same store sales increases. Typically, these new products, such as digital televisions and DVD players, are introduced at relatively high price points that are then gradually reduced as the product becomes more mainstream. To sustain positive same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. This has historically been our experience, although we have experienced positive increases in unit prices in the last three fiscal quarters.


Application of Critical Accounting Policies

     In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as "critical accounting estimates." We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of July 31, 2004.

     Transfers of Financial Assets. We transfer customer receivables to the QSPE that issues asset-backed securities to third party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. As we transfer the accounts, we record an asset representing the interest only strip which is the difference between the interest earned on customer accounts and the cost associated with financing and servicing the transferred accounts, including a provision for bad debts associated with the transferred accounts discounted to a market rate of interest. The gain or loss recognized on these transactions is based on our best estimates of key assumptions, including forecasted credit losses, payment rates, forward yield curves, costs of servicing the accounts and appropriate discount rates. The use of different estimates or assumptions could produce different financial results. For example, if we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), our interest in securitized assets would have been reduced by $3.8 million as of July 31, 2004, which may have an adverse effect on earnings. We recognize income from our interest in these transferred accounts as gains on the transfer of the asset, interest income and servicing fees This income is recorded as "Finance charges and other" in our consolidated statements of operations. If the assumption used for developing the reserve for doubtful accounts on the books of the QSPE were changed by 0.5% from 3.5% to 4.0%, the impact to recorded "Finance charges and other" would have been a reduction in revenues and pretax income of $1.9 million.

     Deferred Tax Assets. We have significant net deferred tax assets (approximately $7.9 million as of July 31, 2004), which are subject to periodic recoverability assessments. Realization of our net deferred tax assets may be dependent upon whether we achieve projected future taxable income. Our estimates regarding future profitability may change due to future market conditions, our ability to continue to execute at historical levels and our ability to continue our growth plans. These changes, if any, may require material adjustments to these deferred tax asset balances. For example, if we had assumed that the future tax rate at which these deferred items would reverse was 34.5% rather than 35.3%, we would have reduced the net deferred tax asset account and net income by approximately $181,000.

     Intangible Assets. We have significant intangible assets related primarily to goodwill and the costs of obtaining various loans and funding sources. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Effective August 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Prior to adoption of SFAS No. 142, we amortized goodwill over an estimated life of fifteen years on a straight-line basis. Effective with the implementation of SFAS No. 142, we ceased amortizing goodwill and began testing potential impairment of this asset annually based on judgments regarding ongoing profitability and cash flow of the underlying assets. Our testing includes using judgments to estimate the separate operations of our insurance agency and secondary credit portfolio, including allocations for interest, overhead and taxes. Once these separate operations have been determined, we apply a multiple of earnings based on existing market conditions and estimated operating cash flow and compare the resulting estimated entity values to the recorded goodwill. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believe is impaired. Our goodwill balance at July 31, 2004 was $7.9 million.

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

     Revenue Recognition. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell service maintenance renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amount of service maintenance agreement revenue deferred at July 31, 2004 and January 31, 2004 was $3.1 million, respectively, and is included in "Deferred revenue" in the accompanying balance sheets.

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

Results of Operations

     The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:


                                         Three Months Ended   Six Months Ended
                                              July 31,            July 31,
                                         ------------------  ------------------
                                           2003      2004      2003      2004
                                         --------  --------  --------  --------
Revenues:
  Product sales                            79.5 %    79.3 %    80.0 %    79.9 %
  Service maintenance agreement
   commissions (net)                        4.0       4.2       4.1       4.2
  Service revenues                          4.2       3.5       3.9       3.3
                                         --------  --------  --------  --------
     Total net sales                       87.7      87.0      88.0      87.4
  Finance charges and other                12.3      13.0      12.0      12.6
                                         --------  --------  --------  --------
     Total revenues                       100.0     100.0     100.0     100.0
Costs and expenses:
  Cost of goods sold, including
   warehousing and occupancy cost          62.1      62.7      63.0      62.8
  Cost of parts sold, including
   warehousing and occupancy cost           0.9       0.8       0.9       0.8
  Selling, general and administrative
   expense                                 27.7      27.5      27.0      26.7
  Provision for bad debts                   0.6       0.9       0.8       1.0
                                         --------  --------  --------  --------
     Total costs and expenses              91.3      91.9      91.7      91.3
                                         --------  --------  --------  --------
Operating income                            8.7       8.1       8.3       8.7
Interest expense                            1.4       0.4       1.4       0.4
                                         --------  --------  --------  --------
Earnings before income taxes and
 minority interest                          7.5       7.7       6.9       8.3
Minority interest                           0.0       0.1       0.0       0.1
                                         --------  --------  --------  --------
Earnings before income taxes                7.3       7.6       6.9       8.2
Provision for income taxes                  2.6       2.6       2.4       2.9
                                         --------  --------  --------  --------
Net income                                  4.7 %     5.0 %     4.5 %     5.3 %
                                         ========  ========  ========  ========


     The table above identifies several changes in our operations for the current quarter and six months ended, including changes in revenue and expense categories expressed as a percentage of revenues for "Service revenues," "Cost of goods and parts sold," "Selling, general and administrative expense" and "Interest expense." These changes are discussed in the Executive Overview section on page 11 and in more detail in the discussion of operating results beginning in the analysis below.

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

Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003

     Revenues. Total revenues increased by $19.5 million, or 16.6%, from $117.1 million for the three months ended July 31, 2003 to $136.6 million for the three months ended July 31, 2004. The increase was attributable to increases in net sales of $16.1 million, or 15.7%, and $3.4 million, or 23.5%, in finance charges and other revenue. Of the $16.1 million increase in net sales, $7.1 million resulted from a same store sales increase of 7.2%, $9.8 million was generated by five retail locations that were not open for three consecutive months in each period, $(716,000) resulted from discounts of promotional credit sales and $(129,000) resulted from a net decrease in service revenues. Of the $16.1 million increase in net sales, $15.1 million was attributable to increases in product sales and $1.0 million was attributable to net changes in service maintenance agreement commissions and service revenues. Of the $15.1 million increase in product sales, approximately $7.6 million was attributable to increases in unit sales and approximately $7.5 million was attributable to increases in unit price points. Increased sales in bedding, lawn and garden, computers and other new product categories included in the track accounted for much of the increase in same store sales.

     The following table presents the makeup of net sales by product category in each quarter, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classifications of sales have been adjusted from previous filings to break out the track area as a separate category.


                                           Three Months Ended July 31,
                                 ----------------------------------------------
                                          2003                    2004             Percent
                                 ----------------------  ----------------------   Increase
        Category                   Amount     Percent      Amount     Percent    (Decrease)
                                 ----------  ----------  ----------  ----------  ----------
Major home appliances            $  41,370       40.3 %  $  44,622       37.5 %       7.9 %
Consumer electronics                28,299       27.5       32,692       27.5        15.5
Track                               14,536       14.1       18,865       15.9        29.8  (1)
Delivery/installation                1,701        1.7        1,937        1.6        13.9  (2)
Lawn and garden                      3,930        3.8        5,501        4.6        40.0  (3)
Bedding                              1,343        1.3        2,596        2.2        93.3  (3)
Other                                1,976        1.9        2,092        1.8         5.9
                                 ----------  ----------  ----------  ----------  ----------
     Total product sales            93,155       90.6      108,305       91.1        16.3
Service maintenance agreement
 commissions                         4,699        4.6        5,776        4.9        22.9
Service revenues                     4,900        4.8        4,770        4.0        (2.7) (4)
                                 ----------  ----------  ----------  ----------  ----------
     Total net sales             $ 102,754      100.0 %  $ 118,851      100.0 %      15.7 %
                                 ==========  ==========  ==========  ==========  ==========
______________________________________

     (1)  The increases are primarily due to the new emphasis on track sales.
     (2) The increase is primarily due to a price increase charged to the customer for delivery service.
     (3) The increase is primarily due to continuing maturity of this new product category and the continued sales emphasis on this product category.
     (4) The decrease in service revenues is attributable to a more stringent review of the exclusions provided under the service maintenance agreements for covered warranty service. As a result of these billing reviews, service revenues for the three months ended July 31, 2004 were somewhat softened; however, retrospective warranty claim settlements were positively impacted by approximately $677,000 during the same period. Such settlements, which offset the decrease in service revenues are reflected in the line item "Finance charges and other."


     Revenue from "Finance charges and other" increased by approximately $3.4 million, or 23.5%, from $14.4 million for the three months ended July 31, 2003 to $17.8 million for the three months ended July 31, 2004. This increase in revenue resulted primarily from increases in insurance commissions and other revenues of $603,000 and increases in securitization income of $2.8 million. Both of these increases are attributable to higher product sales and increases in our retained interest in assets transferred to the QSPE.

     Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $13.0 million, or 17.9%, from $72.7 million for the three months ended July 31, 2003 to $85.7 million for the three months ended July 31, 2004. This increase was generally consistent with the 16.3% increase in net product sales during the three months ended July 31, 2004, although cost of products sold increased from 78.0% of net product sales in the quarter ended July 31, 2003 to 79.1% for the quarter ended July 31, 2004. We attribute this product gross margin decrease to more aggressive price discounting that was used to drive same store sales. Cost of parts sold, including warehousing and occupancy cost, increased approximately $85,000, or 8.4%, for the three months ended July 31, 2004 as compared to the three months ended July 31, 2003.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased by $5.1 million, or 15.8%, from $32.4 million for the three months ended July 31, 2003 to $37.5 million for the three months ended July 31, 2004. The decrease in expense as a percentage of total revenues for this category resulted primarily from decreased payroll and payroll related expense that was offset by higher advertising costs associated with our Dallas/Fort Worth operations.

     Provision for Bad Debts. The provision for bad debts increased by $406,000, or 49.5%, during the three months ended July 31, 2004 as compared to the three months ended July 31, 2003, resulting from higher losses associated with the customer receivables not transferred to the QSPE. This number is higher for the quarter, but in line with past losses as a percentage of revenue on a year-to-date basis.

     Interest Expense. Interest expense decreased by $1.1 million, or 66%, from $1.7 million for the three months ended July 31, 2003 to $567,000 for the three months ended July 31, 2004. The net decrease in interest expense was attributable to the following factors:

     o expiration of $50.0 million in our interest rate hedges resulted in a decrease of 68.5%, or $638,000, from the prior period;

     o discontinuation of hedge accounting for derivatives resulted in a decrease in interest expense of approximately $147,000; and

     o the decrease in our average outstanding debt from $ 46.9 million to $738,000 (not including the impact of FIN 46 consolidation of $14.6 million, see below) resulted in a decrease in interest expense of approximately $618,000;

that were offset by the following increases:

     o    the increase in interest rates and commitment fees of $81,000; and

     o the implementation of FIN 46 resulted in reclassification of $219,000 in expenses previously reflected as occupancy cost in "Selling, general and administrative expense" to "Interest expense."

     Minority Interest. As a result of FIN 46, beginning February 1, 2004, we now eliminate the pretax operating profit contributed from the consolidation of SRDS through the minority interest line item in our consolidated statement of operations, which for the three months ended July 31, 2004, was $131,000.

     Provision for Income Taxes. The provision for income taxes increased by $544,000, or 17.9%, from $3.0 million for the three months ended July 31, 2003 to $3.6 million for the three months ended July 31, 2004. This increase was generally consistent with the increase in pretax income of 21.2% during the three months ended July 31, 2004. Effective tax rates decreased from 35.4% in fiscal 2004 to 34.4% in fiscal 2005 based on our expectation of the tax rate that we will actually pay.

     Net Income. As a result of the above factors, net income increased $1.3 million, or 23.0%, from $5.5 million for the three months ended July 31, 2003 to $6.8 million for the three months ended July 31, 2004. Income available for the common stockholder increased $1.9 million, or 37.6%, from $4.9 million to $6.8 million, during the three months ended July 31, 2004 as compared to the three months ended July 31, 2003, resulting from improvements in operations and the elimination of preferred stock dividends that were paid in the prior year. The elimination of the preferred dividends in 2004 fiscal year resulted from the impact of the initial public offering when all preferred stock was redeemed for cash or was converted into common shares.

Six Months Ended July 31, 2004 Compared to Six Months Ended July 31, 2003

     Revenues. Total revenues increased by $33.6 million, or 14.1%, from $237.9 million for the six months ended July 31, 2003 to $271.5 million for the six months ended July 31, 2004. The increase was attributable to increases in net sales of $28.0 million, or 13.4%, and $5.6 million, or 19.7%, in finance charges and other revenue. Of the $28.0 million increase in net sales, $10.8 million resulted from a same store sales increase of 5.3%, $18.3 million was generated by five retail locations that were not open for six consecutive months in each period, $(929,000) resulted from discounts of promotional credit sales and $(227,000) resulted from a net decrease in service revenues. Of the $28.0 million increase in net sales, $26.4 million was attributable to increases in product sales and $1.6 million was attributable to net changes in service maintenance agreement commissions and service revenues. Of the $26.4 million increase in product sales, approximately $12.4 million was attributable to increases in unit sales and approximately $14.0 million was attributable to increases in unit price points. Increased sales in bedding, lawn and garden, computers and other new product categories included in the track accounted for much of the increase in same store sales.

     The following table presents the makeup of net sales by product category in each period, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classifications of sales have been adjusted from previous filings to break out the track area as a separate category.


                                            Six Months Ended July 31,
                                 ----------------------------------------------
                                          2003                    2004             Percent
                                 ----------------------  ----------------------   Increase
        Category                   Amount     Percent      Amount     Percent    (Decrease)
                                 ----------  ----------  ----------  ----------  ----------
Major home appliances            $  80,702       38.5 %  $  86,454       36.4 %       7.1 %
Consumer electronics                61,914       29.6       70,311       29.6        13.6
Track                               30,070       14.4       37,044       15.6        23.2  (1)
Delivery/installation                3,151        1.5        3,785        1.6        20.1  (2)
Lawn and garden                      7,830        3.7       10,054        4.2        28.4  (3)
Bedding                              2,820        1.3        4,865        2.0        72.5  (3)
Other                                3,907        1.9        4,295        1.9         9.9
                                 ----------  ----------  ----------  ----------  ----------
     Total product sales           190,394       90.9      216,808       91.3        13.9
Service maintenance
 agreement commissions               9,671        4.6       11,436        4.8        18.3
Service revenues                     9,376        4.5        9,149        3.9        (2.4) (4)
                                 ----------  ----------  ----------  ----------  ----------
     Total net sales             $ 209,441      100.0 %  $ 237,393      100.0 %      13.3 %
                                 ==========  ==========  ==========  ==========  ==========
______________________________________

     (1)  The increases are primarily due to the new emphasis on track sales.
     (2) The increase is primarily due to a price increase charged to the customer for delivery service.
     (3) The increase is primarily due to continuing maturity of this new product category and the continued sales emphasis on this product category.
     (4) The decrease in service revenues is attributable to a more stringent review of the exclusions provided under the service maintenance agreements for covered warranty service. As a result of these billing reviews, service revenues for the three months ended July 31, 2004 were somewhat softened; however, retrospective warranty claim settlements were positively impacted by approximately $826,000 during the same period. Such settlements, which offset the decrease in service revenues are reflected in the line item "Finance charges and other."


     Revenue from "Finance charges and other" increased by approximately $5.6 million, or 19.7%, from $28.5 million for the six months ended July 31, 2003 to $34.1 million for the six months ended July 31, 2004. This increase in revenue resulted primarily from increases in insurance commissions and other revenues of $1.9 million and increases in securitization income of $3.7 million. Both of these increases are attributable to higher product sales and increases in our retained interest in assets transferred to the QSPE.

     Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $20.8 million, or 13.9%, from $149.7 million for the six months ended July 31, 2003 to $170.5 million for the six months ended July 31, 2004. This increase was generally consistent with the 13.9% increase in net product sales during the six months ended July 31, 2004. Cost of products sold decreased from 78.7% of net product sales in the six months ended July 31, 2003 to 78.6% for the six months ended July 31, 2004. Cost of parts sold, including warehousing and occupancy cost, increased approximately $142,000, or 6.9%, for the six months ended July 31, 2004 as compared to the six months ended July 31, 2003.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased by $8.2 million, or 12.8%, from $64.2 million for the six months ended July 31, 2003 to $72.4 million for the six months ended July 31, 2004. The decrease in expense as a percentage of total revenues for this period results primarily from decreased payroll and payroll related expense.

     Provision for Bad Debts. The provision for bad debts increased by $461,000, or 21.0%, during the six months ended July 31, 2004 as compared to the six months ended July 31, 2003, resulting from the increase in customer receivables that were not transferred to the QSPE. Bad debt expense as a percentage of revenues increased from 0.9% for the six months ended July 31, 2003 to 1.0% for the six months ended July 31, 2004.

     Interest Expense. Interest expense decreased by $2.1 million, or 64.3%, from $3.2 million for the six months ended July 31, 2003 to $1.1 million for the six months ended July 31, 2004. The net decrease in interest expense was attributable to the following factors:

     o expiration of $80.0 million in our interest rate hedges resulted in a decrease of 71.1% or $1.5 million from the prior period; and

     o the decrease in our average outstanding debt from $ 48.1 million to $204,000 (when ignoring the impact of FIN 46 consolidation of $14.6 million, see below) resulted in a decrease in interest expense of approximately $1.2 million;

that were offset by the following increases:

     o    the increase in interest rates and commitment fees of $180,000;

     o discontinuation of hedge accounting for derivatives resulted in an increase in interest expense of $35,000; and

     o the implementation of FIN 46 resulted in reclassification of $435,000 in expenses previously reflected as occupancy cost in "Selling, general and administrative expense" to "Interest expense."

     Minority Interest. As a result of FIN 46, beginning February 1, 2004, we now eliminate the pretax operating profit contributed from the consolidation of SRDS through the minority interest line item in our consolidated statement of operations, which for the six months ended July 31, 2004, was $246,000.

     Provision for Income Taxes. The provision for income taxes increased by $2.0 million, or 34.1%, from $5.8 million for the six months ended July 31, 2003 to $7.8 million for the six months ended July 31, 2004. This increase was generally consistent with the increase in pretax income of 36.2% during the six months ended July 31, 2004. Effective tax rates decreased from 35.5% in fiscal 2004 to 34.9% in fiscal 2005 based on our expectation of the tax rate that we will actually pay.

     Net Income. As a result of the above factors, net income increased $4.0 million, or 37.3%, from $10.6 million for the six months ended July 31, 2003 to $14.6 million for the six months ended July 31, 2004. Income available for the common stockholder increased $5.2 million, or 54.4%, from $9.4 million to $14.6 million, during the six months ended July 31, 2004 as compared to the six months ended July 31, 2003, resulting from improvements in operations and the elimination of preferred stock dividends that were paid in the prior year. The elimination of the preferred dividends in 2004 fiscal year resulted from the impact of the initial public offering when all preferred stock was redeemed for cash or was converted into common shares.

Liquidity and Capital Resources

     Current Activities

     Historically we have financed our operations through a combination of cash flow generated from operations, external borrowings, including primarily bank debt and asset-backed securitization facilities, and, most recently, our initial public offering. As of January 31, 2004, we had $40.0 million under the revolving line of credit (based on qualifying assets) and $8.0 million under our unsecured bank line of credit available to us for general corporate purposes. As of July 31, 2004, we had successfully reduced the revolving line of credit to $30.0 million in exchange for an amendment to our bank credit facility that reduces interest rates, standby rates and commitment fees among other concessions.

     A summary of the significant financial covenants that govern our bank credit facility compared to our actual compliance status at July 31, 2004, is presented below:


                                                                      Required
                                                                      Minimum/
                                                        Actual        Maximum
                                                    -------------  -------------
       Debt service coverage ratio must exceed
        required minimum                             2.76 to 1.00   2.00 to 1.00
       Total leverage ratio must be lower than
        required maximum                             2.06 to 1.00   3.00 to 1.00
       Consolidated net worth must exceed required
        minimum                                      $176,124,000   $ 77,580,923
       Charge-off ratio must be lower than required
        maximum                                      0.02 to 1.00   0.05 to 1.00
       Extension ratio must be lower than required
        maximum                                      0.02 to 1.00   0.04 to 1.00
       Delinquency ratio must be lower than
        required maximum                             0.07 to 1.00   0.12 to 1.00


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

     During the six months ended July 31, 2004, net cash provided by operating activities decreased $10.2 million from $11.0 million provided in the 2003 period to $786,000 provided in the 2004 period. The net decrease in cash provided from operations resulted primarily from the expansion of promotional credit programs over one year old that we planned to fund through our internal operations rather than selling these receivables to the QSPE. We expect to continue to increase our business using promotional credit. We believe that the available balances under our bank credit facility are sufficient to fund the increase in receivables or any increase in credit enhancement that we expect through the end of fiscal 2006.

     As noted above, we offer promotional credit programs to certain customers that provide for "same as cash" interest free periods of varying terms, generally three, six, or 12 months; we recently increased these terms to include 18 or 24 months that are not eligible to be funded through our asset-backed securitization program. Early in the second quarter of this year, we began offering "interest free" programs with 36-month terms that are also not eligible to be funded through our asset-backed securitization program. The amounts outstanding in promotional programs that are not eligible to be funded under our asset-backed securitization program totaled $13.1 million at July 31, 2004. The three, six, and 12 month "same as cash" promotional accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 20.0% of eligible securitized receivables. The percentage of eligible securitized receivables represented by promotional receivables was 11.7% and 14.0% as of July 31, 2003 and July 31, 2004, respectively. This increase was the result of sales with the use of promotional credit versus lower prices at retail. If we exceed this 20.0% limit, we would be required to use some of our other capital resources to fund or carry the unpaid balances of the receivables for the promotional period. The weighted average promotional period was 10.7 months and 10.8 months for promotional receivables outstanding as of July 31, 2003 and July 31, 2004, respectively. The weighted average remaining term on those same promotional receivables was 6.0 months and
6.4 months, respectively. While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables, we receive less income as a result of a reduced net interest margin used in the calculation of the gain on the sale of receivables. As a result, the existence of the interest free extended payment terms negatively impacts the gains as compared to other receivables.

     Net cash used by investing activities increased by $6.9 million from $2.2 million for the six months ended July 31, 2003 to $9.0 million for the six months ended July 31, 2004. The increase in cash used in investing activities resulted primarily from an increase in the purchase of property and equipment of $6.7 million and a decrease in the proceeds from the sale of property of $174,000. The increase in cash expended for property and equipment resulted primarily from the opening of two new stores in the Dallas/Fort Worth market, the reformatting of our stores to focus on track operations and the acquisition another store location in the Dallas/Fort Worth market that will be opened later in this fiscal year. Based on current plans, we expect to continue to increase expenditures for property and equipment in the balance of fiscal 2005 as we open additional stores, complete our track reformatting and improve our warehouse facility in the Dallas/Fort Worth market.

     Since we used the proceeds of our initial public offering to pay down all interest bearing debt (other than that of SRDS), there were only insignificant debt repayment transactions in the current six months, down $10.0 million from the same prior year period. The exercise of stock options and the purchase of stock under the Employee Stock Purchase Plan by various employees during the six months ended July 31, 2004 represented the additional positive change in cash in financing activities of $686,000.

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

     At July 31, 2004, the issuer has issued two series of notes: a Series A variable funding note in the amount of $250 million purchased by Three Pillars Funding Corporation and three classes of Series B notes in the aggregate amount of $200 million. Private institutional investors, primarily insurance companies, purchased the Series B notes at a weighted fixed rate of 5.1%.

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

     The Series A variable funding note permits the issuer to borrow funds up to $250 million to purchase receivables from us, thereby functioning as a "basket" to accumulate receivables. When borrowings under the Series A variable funding note approach $250 million, the issuer intends to refinance the receivables by issuing a new series of notes and to use the proceeds to pay down the outstanding balance of the Series A variable funding note, so that the basket will once again become available to accumulate new receivables. As of July 31, 2004, borrowings under the Series A variable funding note were $83.3 million.

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

     A summary of the significant financial covenants that govern the issuer's asset-backed credit facility compared to actual compliance status at July 31, 2004, is presented below:


                                                                      Required
                                                                      Minimum/
                                                        Actual        Maximum
                                                    -------------  -------------
       Issuer interest must exceed required minimum $39.1 million $35.6 million Gross loss rate must be lower than required
        maximum                                          3.2%          10.0%
       Net portfolio yield must exceed required
        minimum                                         10.2%           2.0%
       Payment rate must exceed required minimum         7.0%           3.0%


     Events of default under the Series A variable funding note and the Series B notes, subject to grace periods and notice provisions in some circumstances, include, among others: failure of the issuer to pay principal, interest or fees; violation by the issuer of any of its covenants or agreements; inaccuracy of any representation or warranty made by the issuer; certain servicer defaults; failure of the trustee to have a valid and perfected first priority security interest in the collateral; default under or acceleration of certain other indebtedness; bankruptcy and insolvency events; failure to maintain certain loss ratios and portfolio yield; change of control provisions and certain other events pertaining to us. The issuer's obligations under the program are secured by the receivables and proceeds.

   Securitization Facilities
   We finance most of our customer receivables through asset-backed securitization facilities

                                                                                -------------------------------
                                                                                           Series A
                                                                                         $250 million
                                                                        |----->      Credit Rating: P1/A2
                                                                        |         Three Pillars Funding Corp.
                                                                        |       -------------------------------
   ------------------    ----------------->    ------------------       |
                                                                        |
         Retail                                    Qualifying           |
         Sales                                   Special Purpose  <------
         Entity                                      Entity             |
                                                    ("QSPE")            |
   ------------------    <-----------------    ------------------       |
                                                                        |       -------------------------------
                         1. Cash Proceeds                               |                  Series B
                         2. Subordinated Securities                     |                $200 million
                         3. Right to Receive Cash Flows                 |----->      Private Institutional
                            Equal to Interest Rate Spread                                  Investors
                                                                                     Class A: $120 mm (Aaa)
                                                                                     Class B: $57.8 mm (A2)
                                                                                    Class C: $22.2 mm (Baa2)
                                                                                -------------------------------

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

     We held interest rate swaps and collars with notional amounts totaling $20.0 million as of January 31, 2004 and July 31, 2004, with terms extending through April, 2005, and were held for the purpose of hedging against variable interest rate risk, primarily related to cash flows from our interest-only strip as well as our variable rate debt. There have been no material changes in our interest rate risks since January 31, 2004.

Item 4.  Controls and Procedures

     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders held on June 3, 2004, the following proposals were submitted to stockholders with the following results:

     1. Approval of an amendment to our certificate of incorporation to allow our board of directors to determine the size of the board of directors and to remove the provisions providing for a classified board of directors

                                                   Number of Shares
                                      ------------------------------------------
          For                                          19,543,972
          Against                                       3,604,127
          Abstain                                           3,700


     2.   Election of two directors

                                               Number of Shares
                                ------------------------------------------------
                                        For                     Withheld
                                --------------------     -----------------------
          Marvin D. Brailsford       21,606,502                     36,791
          William T. Trawick         19,247,850                  2,395,443


          The following individuals are directors of the Company and their term expires at the Company's Annual Meeting of Stockholders in 2005: Jon
          E. M. Jacoby, Bob L. Martin and Scott L. Thompson. The following individuals are directors of the Company and their term expires at the Company's Annual Meeting of Stockholders in 2006: Thomas J. Frank, Sr., Douglas H. Martin and Theodore M. Wright.

     3. Approval of an amendment to the Conn's, Inc. Amended and Restated 2003 Incentive Stock Option Plan to provide for a maximum number of shares with respect to which options may be granted during a specified period to any single employee and to grant the chief executive officer the authority to grant options to non-executive officers


                                                   Number of Shares
                                      ------------------------------------------


          For                                          18,089,579
          Against                                       1,455,837
          Abstain


Item 5.  Other Information

     There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since we last provided disclosure in response to the requirements of Item 7(d)(2)(ii)(G) of Schedule 14A.


Item 6.  Exhibits

     The exhibits required to be furnished pursuant to Item 6 of Form 10-Q are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CONN'S, INC.

                                               By: /s/ C. William Frank
                                                   -----------------------------
                                                   C. William Frank
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer
                                                   and duly authorized to sign
                                                   this report on behalf of the
                                                   registrant)

Date: August 31, 2004

                                INDEX TO EXHIBITS

 Exhibit
 Number                                    Description
 -------                                   -----------

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

   3.1.1 Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. filed on June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 of Conn's quarterly report on Form 10-Q for the quarter ended April 30, 2004).

   3.2 Bylaws of Conn's, Inc. (incorporated herein by reference to Exhibit 3.2 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

   3.2.1 Amendment to the Bylaws of Conn's, Inc. (incorporated herein by reference to Exhibit 3.2.1 of Conn's quarterly report on Form 10-Q for the quarter ended April 30, 2004).

   4.1 Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

  10.1 Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

  10.1.1 Amendment to the Conn's, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit
               10.1.1 of Conn's quarterly report on Form 10-Q for the quarter ended April 30, 2004).

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

  10.9.1 Amendment to Credit Agreement, dated April 7, 2004, by and among Conn Appliances, Inc. and the Borrowers thereunder, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and SunTrust Bank, as Documentation Agent (incorporated herein by reference to Exhibit
               99.1 to Conn's current report on Form 8-K filed on April 23,
               2004).

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