Form 10-Q
period 2004-10-31
CONNS INC
filed 2004-12-03
CIK 1223389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

                        COMMISSION FILE NUMBER 000-50421

                                  CONN'S, INC.
             (Exact name of registrant as specified in its charter)

           A DELAWARE CORPORATION                   06-1672840
       (State or other jurisdiction              (I.R.S. Employer
      of incorporation or organization)        Identification Number)

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


                                    YES X     NO
                                       ----      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    YES       NO  X
                                       ----      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2004:



                      CLASS                                OUTSTANDING
     --------------------------------------                -----------
     Common stock, $.01 par value per share                 23,208,203

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                    PAGE NO.
              ---------------------                                                    --------
ITEM 1.       Financial Statements............................................................1
-------

              Consolidated Balance Sheets as of January 31, 2004 and October 31, 2004.........1

              Consolidated Statements of Operations for the three and nine months ended
                  October 31, 2003 and 2004...................................................2

              Consolidated Statement of Stockholders' Equity for the nine months ended
                  October 31, 2004............................................................3

              Consolidated Statements of Cash Flows for the nine months ended
                  October 31, 2003 and 2004...................................................4

              Notes to Consolidated Financial Statements......................................5

ITEM 2.       Management's Discussion and Analysis of Financial Condition
-------           and Results of Operations..................................................10

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk.....................23
-------

ITEM 4.       Controls and Procedures........................................................24
-------

PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings..............................................................24
-------

ITEM 5.       Other Information..............................................................24
-------

ITEM 6.       Exhibits.......................................................................24
-------


SIGNATURE ...................................................................................25


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                  Conn's, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                 January 31,   October 31,
                                                                    2004           2004
                                                                  ---------    ----------
                                       ASSETS                                  (unaudited)
CURRENT ASSETS
   Cash and cash equivalents ..................................   $  12,942    $  10,374
   Accounts receivable, net ...................................      16,802       15,594
   Interests in securitized assets ............................      77,138      101,772
   Inventories ................................................      53,742       60,906
   Deferred income taxes ......................................       4,148        4,859
   Prepaid expenses and other assets ..........................       3,031        3,515
                                                                  ---------    ---------
      TOTAL CURRENT ASSETS ....................................     167,803      197,020
NON-CURRENT DEFERRED TAX ASSET ................................       3,945        4,386
PROPERTY AND EQUIPMENT
   Land .......................................................      10,708       11,047
   Buildings ..................................................      13,108       15,123
   Equipment and fixtures .....................................       7,574        9,429
   Transportation equipment ...................................       2,845        4,357
   Leasehold improvements .....................................      48,504       55,062
                                                                  ---------    ---------
      SUBTOTAL ................................................      82,739       95,018
Less accumulated depreciation .................................     (27,914)     (32,655)
                                                                  ---------    ---------
      TOTAL PROPERTY AND EQUIPMENT, NET .......................      54,825       62,363
GOODWILL, NET .................................................       7,917        7,917
DEBT ISSUANCE COSTS AND OTHER ASSETS, NET .....................         270          292
                                                                  ---------    ---------
       TOTAL ASSETS ...........................................   $ 234,760    $ 271,978
                                                                  =========    =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable ..............................................   $    --      $   2,584
   Current portion of long-term debt ..........................         338          307
   Accounts payable ...........................................      26,412       29,936
   Accrued expenses ...........................................      12,800       16,312
   Income taxes payable .......................................       3,528          944
   Deferred income taxes ......................................         313          448
   Deferred revenue ...........................................       6,225        6,349
   Fair value of derivatives ..................................       1,121          439
                                                                  ---------    ---------
      TOTAL CURRENT LIABILITIES ...............................      50,737       57,319
LONG-TERM DEBT ................................................      14,174       21,207
NON-CURRENT DEFERRED TAX LIABILITY ............................         477          650
DEFERRED GAIN ON SALE OF PROPERTY .............................         811          686
FAIR VALUE OF DERIVATIVES .....................................         202         --
MINORITY INTEREST .............................................       1,769        2,053
STOCKHOLDERS' EQUITY
   Common stock ($0.01 par value, 40,000,000 shares authorized;
     23,101,772 and 23,208,203 shares issued and outstanding
     at January 31, 2004 and October 31, 2004, respectively) ..         231          232
   Additional paid-in capital .................................      82,656       83,580
   Accumulated other comprehensive income .....................       5,032        6,702
   Retained earnings ..........................................      78,671       99,549
                                                                  ---------    ---------
      TOTAL STOCKHOLDERS' EQUITY ..............................     166,590      190,063
                                                                  ---------    ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............   $ 234,760    $ 271,978
                                                                  =========    =========

See notes to consolidated financial statements.

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except earnings per share)


                                                       Three Months Ended       Nine Months Ended
                                                          October 31,             October 31,
                                                      ---------------------   --------------------
                                                        2003        2004         2003       2004
                                                     ---------   ----------   ----------  --------
REVENUES
   Product sales .................................   $  93,478   $ 104,869    $ 283,873   $ 321,677
   Service maintenance agreement commissions (net)       4,764       5,399       14,435      16,835
   Service revenues ..............................       4,735       4,853       14,111      14,002
                                                     ---------   ---------    ---------   ---------
      Total net sales ............................     102,977     115,121      312,419     352,514
   Finance charges and other .....................      14,413      17,789       42,887      51,874
                                                     ---------   ---------    ---------   ---------
      TOTAL REVENUES .............................     117,390     132,910      355,306     404,388

COST AND EXPENSES
   Cost of goods sold, including warehousing
     and occupancy costs .........................      72,687      82,523      222,558     253,002
   Cost of parts sold, including warehousing
     and occupancy costs .........................       1,038       1,159        3,091       3,354
   Selling, general and administrative expense ...      33,405      37,738       97,559     110,121
   Provision for bad debts .......................       1,215       1,373        3,403       4,022
                                                     ---------   ---------    ---------   ---------
      TOTAL COST AND EXPENSES ....................     108,345     122,793      326,611     370,499
                                                     ---------   ---------    ---------   ---------
OPERATING INCOME .................................       9,045      10,117       28,695      33,889
Interest expense .................................         789         615        4,004       1,764
                                                     ---------   ---------    ---------   ---------
INCOME BEFORE MINORITY INTEREST AND INCOME TAXES .       8,256       9,502       24,691      32,125
Minority interest in limited partnership .........        --           113         --           359
                                                     ---------   ---------    ---------   ---------
INCOME BEFORE INCOME TAXES .......................       8,256       9,389       24,691      31,766
Provision for income taxes
   Current .......................................       2,599       3,637        8,221      12,672
   Deferred ......................................         334        (563)         540      (1,784)
                                                     ---------   ---------    ---------   ---------
      TOTAL PROVISION FOR INCOME TAXES ...........       2,933       3,074        8,761      10,888
                                                     ---------   ---------    ---------   ---------
NET INCOME .......................................       5,323       6,315       15,930      20,878
Less preferred dividends .........................         587        --          1,759        --
                                                     ---------   ---------    ---------   ---------
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS .....   $   4,736   $   6,315    $  14,171   $  20,878
                                                     =========   =========    =========   =========
EARNINGS PER SHARE
   Basic .........................................   $    0.28   $    0.27    $    0.85   $    0.90
   Diluted .......................................   $    0.28   $    0.27    $    0.85   $    0.88
AVERAGE COMMON SHARES OUTSTANDING
   Basic .........................................      16,720      23,206       16,720      23,175
   Diluted .......................................      16,720      23,681       16,720      23,716


See notes to consolidated financial statements.

                                  Conn's, Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Nine Months Ended October 31, 2004
                                   (unaudited)
                    (in thousands except descriptive shares)


                                                              Accum.
                                                               Other
                                         Common Stock         Compre-
                                     ----------------------   hensive      Paid in      Retained
                                       Shares      Amount      Income       Capital      Earnings         Total
                                     ----------- ---------- ----------     ---------   -----------      ---------
  BALANCE JANUARY 31, 2004 .........     23,102       $ 231     $ 5,032     $ 82,656       $78,671      $ 166,590

  Exercise of options to acquire
     106,052 shares of common
     stock ..........................       106           1           -          852             -            853

  Issuance of 5,560 shares of
     common stock under
     Employee Stock Purchase
     Plan ...........................         5           -           -           72             -             72

  Forfeiture of 5,181 shares of
     restricted common stock ........        (5)          -           -            -             -              -

  Net income ........................         -           -           -            -        20,878         20,878

  Reclassification adjustments
     on derivative instruments
     (net of tax of $ 295) ..........         -           -         541            -             -            541

  Adjustment of fair value of
     securitized assets (net of
     tax of $ 615), net of reclass-
     ification adjustments of
     $7,184 (net of tax of $3,919) ..         -           -       1,129            -             -          1,129
                                                                                                        ---------
  Total comprehensive income ........                                                                      22,548
                                     ----------- ---------- -----------    ---------   -----------      ---------
  BALANCE OCTOBER 31, 2004 ..........    23,208       $ 232     $ 6,702     $ 83,580       $99,549      $ 190,063
                                     =========== ========== ===========    =========   ===========      =========

See notes to consolidated financial statements.

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                           Nine Months Ended
                                                               October 31,
                                                          --------------------
                                                            2003        2004
                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ............................................   $ 15,930    $ 20,878
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation .......................................      4,900       6,236
   Amortization .......................................        132         104
   Provision for bad debts ............................      3,403       4,022
   Promotional credit discounts (net) .................         --       1,307
   Accretion from interests in securitized assets .....     (9,285)    (11,103)
   Provision for deferred income taxes ................        540      (1,784)
   Loss from sale of property and equipment ...........         64         111
   Gains from derivatives (net) .......................       (768)        (48)
   Minority interest in SRDS ..........................         --         284
Change in operating assets and liabilities:
   Accounts receivable ................................     (3,275)    (16,082)
   Inventory ..........................................     (8,286)     (7,164)
   Prepaid expenses and other assets ..................        409        (484)
   Accounts payable ...................................      6,084       3,524
   Accrued expenses ...................................      2,117       3,512
   Income taxes payable ...............................        435      (2,556)
   Deferred revenue ...................................       (773)        124
   Other current liabilities ..........................         34          --
                                                          --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES .............     11,661         881
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment ....................     (6,260)    (14,957)
Proceeds from sale of property ........................      1,289       1,072
                                                          --------    --------
NET CASH USED IN INVESTING ACTIVITIES .................     (4,971)    (13,885)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issued under employee benefit plans         --         925
Net borrowing (payments) under bank credit facilities .     (2,942)      9,638
Payments on term note .................................     (2,250)         --
Increase in debt issuance costs .......................       (203)        (75)
Payment of promissory notes ...........................     (1,457)        (52)
                                                          --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES....     (6,852)     10,436
                                                          --------    --------
NET CHANGE IN CASH ....................................       (162)     (2,568)
CASH AND CASH EQUIVALENTS
Beginning of the year .................................      2,448      12,942
                                                          --------    --------
END OF PERIOD .........................................   $  2,286    $ 10,374
                                                          ========    ========


See notes to consolidated financial statements.

                                  CONN'S , INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 31, 2004

1. SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. The financial statements should be read in conjunction with the Company's (as defined below) audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed on April 16, 2004.

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

     The Company enters into securitization transactions to sell its retail installment and revolving customer receivables. These securitization transactions are accounted for as sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES, because the Company has relinquished control of the receivables. Additionally, the Company has transferred such receivables to a qualifying special purpose entity ("QSPE"). Accordingly, neither the transferred receivables nor the accounts of the QSPE are included in the consolidated financial statements of the Company.

     IMPLEMENTATION OF FIN 46. In January 2003, the FASB issued FIN 46 that requires the consolidation of entities in which a company absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, a company generally consolidates entities when it has a controlling financial interest through ownership of a majority voting interest in the entity. Although the Company itself does not have a controlling financial interest in Specialized Realty Development Services, LP ("SRDS"), SRDS is owned by various members of management and individual investors of the Stephens Group, Inc. SRDS owns five retail stores that it leases to the Company at October 31, 2004. The Company evaluated the effects of the issuance of FIN 46 on the accounting for its leases with SRDS and, as a result, determined that it is appropriate to consolidate the balance sheets of SRDS with the balance sheets of the Company as of January 31, 2004 and October 31, 2004. Additionally, commencing February 1, 2004 (the beginning of the Company's 2005 fiscal year), the Company has determined that it is appropriate to consolidate the operations of SRDS with those of the Company. The primary effect of the consolidation on the Company's balance sheet at January 31, 2004 and October 31, 2004 was to increase cash, net property, debt and minority interests by the amounts listed in the following table (dollars in thousands):

                                  CONN'S, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                         2004          2004
                                                                      ----------    ---------
Increase in cash ...................................................    $  1,024    $    478
Increase in property and equipment, net ............................      15,166      16,735
Increase in debt ...................................................      14,421      15,160
Increase in minority interests .....................................       1,769       2,053

     The primary effect of the consolidation on the Company's Statements of Operations for the three and nine months ended October 31, 2004 was to reclassify approximately $408,000 and $1.2 million, respectively, of store lease expense to depreciation expense, interest expense and minority interest.

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


     EARNINGS PER SHARE. In accordance with SFAS No. 128, EARNINGS PER SHARE, the Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any stock options granted calculated under the treasury method. Because there were no options outstanding in the prior year interim periods that were valued in excess of the grant price, there were no such shares included in the diluted outstanding share total. The following table sets forth the shares outstanding for the earnings per share calculations:


                                                                 Three Months Ended           Nine Months Ended
                                                                    October 31,                 October 31,
                                                           ---------------------------  -----------------------------
                                                               2003           2004           2003           2004
                                                          -------------  -------------  -------------  --------------
Common stock outstanding, beginning of period ............   16,719,990     23,187,688     16,719,990      23,101,772
Weighted average common stock issued in stock
  option exercises .......................................            -         19,227              -          73,620
Weighted average common stock issued to employee
  stock purchase plan ....................................            -          1,099              -             841
Weighted average number of restricted shares forfeited ...            -         (1,727)             -          (1,295)
                                                          -------------  -------------  -------------  --------------
Shares used in computing basic earnings per share ........   16,719,990     23,206,287     16,719,990      23,174,938
Dilutive effect of stock options, net of assumed
  repurchase of treasury stock ............................           -        474,313              -         540,605
                                                          -------------  -------------  -------------  --------------
Shares used in computing diluted earnings per share          16,719,990     23,680,600     16,719,990      23,715,543
                                                          =============  =============  =============  ==============


     GOODWILL. Goodwill represents primarily the excess of purchase price over the fair market value of net assets acquired. Effective February 1, 2002, the Company adopted the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, whereby goodwill is no longer amortized, but rather the Company assesses the potential future impairment of goodwill on an annual basis, or at any other time when impairment indicators exist. The Company concluded that at January 31, 2004 and October 31, 2004 no impairment of goodwill existed.

     STOCK-BASED COMPENSATION. As permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company follows the intrinsic value method of accounting for stock-based compensation issued to employees, as prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Since all options outstanding at October 31, 2004 were granted at or above fair value at the date of grant, no compensation expense has been recognized under the Company's stock option plan for any of the financial statements presented. Additionally, as the employee stock purchase plan is a qualified plan, no compensation expense has been recognized in the financial statements presented.

                                  CONN'S, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     If compensation expense for the Company's stock option and employee stock purchase plans had been recognized using the fair value method of accounting under SFAS No. 123, net income available for common stockholders for the three months ended October 31, 2003 and 2004 would have decreased by 1.8% and 5.6%, respectively, and net income available for common stockholders for the nine months ended October 31, 2003 and 2004 would have decreased by 1.8% and 4.8%, respectively. For post-IPO stock option grants, the Company has used the Black-Scholes model to determine fair value. Prior to the IPO, the fair value of the options issued was estimated using the minimum valuation option-pricing model. The following table presents the impact to earnings per share as if the Company had adopted the fair value recognition provisions of SFAS No. 123 (dollars in thousands except per share data):


                                                               Three Months Ended         Nine Months Ended
                                                                   October 31,               October 31,
                                                             -----------------------   -----------------------
                                                                2003         2004         2003         2004
                                                             ----------   ----------   ----------    ----------
Net income available for common stockholders as reported .   $    4,736   $    6,315   $   14,171    $   20,878
Stock-based compensation, net of tax, that would have
  been reported under SFAS 123 ...........................          (84)        (356)        (253)         (995)
                                                             ----------   ----------   ----------    ----------
Pro forma net income .....................................   $    4,652   $    5,959   $   13,918    $   19,883
                                                             ==========   ==========   ==========    ==========
Earnings per share-as reported:
  Basic ..................................................   $     0.28   $     0.27   $     0.85    $     0.90
  Diluted ................................................   $     0.28   $     0.27   $     0.85    $     0.88
Pro forma earnings per share:
  Basic ..................................................   $     0.28   $     0.26   $     0.83    $     0.86
  Diluted ................................................   $     0.28   $     0.25   $     0.83    $     0.84


      APPLICATION  OF APB 21 TO CASH  OPTION  PROGRAMS  THAT  EXCEED ONE YEAR IN
DURATION: In February 2004, the Company began offering promotional credit payment plans on certain products that extend beyond one year. In accordance with APB 21, INTEREST ON RECEIVABLES AND PAYABLES, such sales are discounted to their fair value resulting in a reduction in sales and receivables and the amortization of the discount amount over the term of the deferred interest payment plan. The difference between the gross sale and the discounted amount is reflected as a reduction of Product sales in the consolidated statements of operations and the amount of the discount being amortized in the current period is recorded in Finance charges and other. For the three and nine months ended October 31, 2004, Product sales were reduced by $829,000 and $1,759,000, respectively, and Finance charges and other was increased by $280,000 and $452,000, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount.

     RECLASSIFICATIONS. Certain reclassifications have been made in the prior year's financial statements to conform to current year's presentation.

2.   SUPPLEMENTAL DISCLOSURE OF REVENUE AND COMPREHENSIVE INCOME

     A summary of the classification of the amounts included as Finance charges and other is as follows (in thousands):

                                                          Three Months Ended               Nine Months Ended
                                                              October 31,                     October 31,
                                                    -----------------------------   --------------------------------
                                                         2003           2004              2003             2004
                                                    -------------  --------------   ---------------  ---------------
Securitization income .............................       $ 9,318         $12,267          $ 29,271         $ 35,892
Income from receivables not sold ..................           221             585               630            1,352
Insurance commissions .............................         3,684           3,741            10,296           11,449
Other .............................................         1,190           1,196             2,690            3,181
                                                    -------------  --------------   ---------------  ---------------
 Finance charges and other ........................      $ 14,413         $17,789          $ 42,887         $ 51,874
                                                    =============  ==============   ===============  ===============

                                  CONN'S, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The components of total comprehensive income for the three and nine months ended October 31, 2003 and 2004 are presented in the table below:

                                                             Three Months Ended                   Nine Months Ended
                                                                October 31,                          October 31,
                                                         --------------------------     --------------------------------------
                                                            2003           2004               2003                  2004
                                                         -----------   ------------     ----------------     -----------------
Net income ............................................       $5,323         $6,315             $ 15,930              $ 20,878
Unrealized gain on derivative instruments, net ........          220            280                2,019                   836
Taxes on unrealized gain on derivatives ...............          (79)           (99)                (727)                 (295)
Adjustment of fair value of securitized assets ........          348            421                  722                 1,744
Taxes on adjustment of fair value .....................         (125)          (148)                (260)                 (615)
                                                         -----------   ------------     ----------------     -----------------
Total comprehensive income ............................       $5,687         $6,769             $ 17,684              $ 22,548
                                                         ===========   ============     ================     =================


3. FAIR VALUE OF DERIVATIVES

     The Company held interest rate swaps and collars with notional amounts totaling $70.0 million and $20.0 million as of October 31, 2003 and 2004, respectively, with terms extending to April, 2005, and were held for the purpose of hedging against variable interest rate risk, primarily related to cash flows from the Company's interest-only strip as well as variable rate debt.

     In fiscal 2003, hedge accounting was discontinued for $80.0 million of swaps previously designated as hedges and in fiscal 2004, hedge accounting was discontinued for the remaining $20.0 million of swaps. In accordance with SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, at the time hedge accounting was discontinued, the Company began to recognize changes in fair value of the swaps as a reduction to interest expense and to amortize the amount of accumulated other comprehensive loss related to those derivatives as interest expense over the period that the forecasted transactions affected the consolidated statements of operations. During the three and nine months ended October 31, 2004, the Company reclassified $280,000 and $836,000, respectively, of losses previously recorded in accumulated other comprehensive income into the consolidated statements of operations and recorded $(263,000) and $(884,000), respectively, of interest reductions in the consolidated statement of operations because of the change in fair value of the swaps.

     Prior to discontinuing hedge accounting, the Company recorded hedge ineffectiveness in each period, which arose from differences between the interest rate stated in the derivative instrument and the interest rate upon which the underlying hedged transaction was based. Ineffectiveness totaled $(670,000) and $(768,000), respectively, for the three and nine months ended October 31, 2003 and is reflected in Interest expense in the consolidated statements of operations.

4. AMENDMENT TO BANK CREDIT FACILITY

     During the current fiscal year, the Company reduced its revolving line of credit from $40.0 million to $30.0 million through an amendment executed April 21, 2004. The amendment also relaxed certain financial covenants and reduced the pricing options for both the stand-by fee and the interest rate on outstanding balances. Subsequent to the period presented in these financial statements, on November 15, 2004, the Company entered a Second Amendment to Credit Agreement that extended the maturity date of its Revolving Bank Credit Facility to October 31, 2007, increased the amount of the Facility to $35,000,000 and added a sublimit for Standby Letters of Credit of $5,000,000. In connection with the execution of this Second Amendment, the Company also entered a Letter of Credit Agreement providing for the $5,000,000 sublimit for Standby and Import Letters of Credit.

5. AMENDMENT TO ABS FOR PROMOTIONAL CREDIT SALES

     On October 29, 2004, through its QSPE, the Company entered a "First Supplemental Indenture" amending the "Base Indenture" dated September 1, 2002 (as amended, supplemented and otherwise modified through the date of the First Supplemental Indenture). This amendment allows the Company to include certain retail installment contracts and revolving charge agreement receivables, including the Company's cash option and deferred interest receivables for terms up to thirty-six months in the eligible asset base of its asset backed securitization financing arrangements, providing partial funding of these receivables. These cash option and deferred interest receivables are limited to 30% of all eligible receivables with deferred interest receivables limited to 10% of all eligible receivables.

                                  CONN'S, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



6. LETTERS OF CREDIT

     The Company had outstanding unsecured letters of credit aggregating $11.8 million and $11.9 million at January 31, 2004 and October 31, 2004, respectively, which secure a portion of the QSPE's asset-backed securitization program and the deductible under the Company's insurance program and to secure international product purchases. The maximum potential amount of future payments under these letters of credit is considered to be the aggregate face amount of each letter of credit commitment, which total $14.2 million as of October 31, 2004.

     As part of the asset-backed securitization program, the Company arranged for the issuance of a stand-by letter of credit in the amount of $10.0 million to provide assurance to the trustee of the asset-backed securitization program that funds collected by the Company would be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year and expires in August 2005, at which time the Company expects to renew such obligation. The letter of credit is callable, at the option of the trustee, if the Company does not honor its obligation to remit funds under the basic indenture and other related documents. The Company also has an obligation to maintain the current letters of credit and to provide additional letters of credit under its insurance program in amounts considered sufficient by the carrier to cover expected losses of claims that remain open after the expiration of the initial policy coverage period. Letters of credit in the amount of $1.8 million at October 31, 2004 are callable, at the option of the insurance company, if the Company does not honor its requirement to fund deductible amounts as billed.

     Included in the above, the Company obtained a commitment in June 2004 for $1.5 million in trade letters of credit to secure product purchases under an international arrangement. At October 31, 2004, there was $55,000 drawn under this commitment.

     In connection with the execution of the Company's Second Amendment, on November 15, 2004 the Company entered a Letter of Credit Agreement providing for a $5,000,000 sublimit for Standby and Import Letters of Credit.

7. CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements. We sometimes use words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about us that may cause actual results to differ from these forward-looking statements include, but are not limited to:

     o the success of our growth strategy and plans regarding opening new stores and entering adjacent and new markets, including our plans to continue expanding into the Dallas/Fort Worth Metroplex and the south Texas Rio Grande Valley;

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

     o the potential for price erosion or lower unit sales points that could result in declines in revenues

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

     o    the  accuracy  of  our   expectations   regarding  the  similarity  or
          dissimilarity of our existing markets as compared to new markets we enter; and

     o    the outcome of litigation affecting our business.

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


GENERAL

     The following discussion and analysis is intended to provide you with a more meaningful understanding of our financial condition and performance in the indicated periods, including an analysis of those key factors that contributed to our financial condition and performance and that are, or are expected to be, the key drivers of our business.

     We are a specialty retailer that sells major home appliances, including refrigerators, freezers, washers, dryers and ranges, a variety of consumer electronics, including projection, plasma and LCD televisions, camcorders, VCRs, DVD players and home theater products, lawn and garden products and bedding, including frames and mattresses. We also sell home office equipment, including computers and computer accessories and continue to introduce additional product categories for the consumer and home to help increase same store sales and to respond to our customers' product needs. We require all our sales associates to be knowledgeable in all of our products, but to specialize in certain specific product categories.

     We currently operate 49 retail locations in Texas and Louisiana, and expect to open two additional stores in the Dallas/Fort Worth Metroplex during the last quarter of this fiscal year. We also expect to combine the operations of our San Antonio discount center with another local store during the fourth quarter.

     Unlike many of our competitors, we provide in-house credit options for our customers. Historically, we have financed over 56% of our retail sales. We finance a large portion of our customer receivables through an asset-backed securitization facility, and we derive servicing fee income and interest income from these assets. As part of our asset-backed securitization facility, we have created a qualifying special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and to issue asset-backed and variable funding notes to third parties. We transfer receivables, consisting of retail installment contracts and revolving accounts extended to our customers, to the issuer in exchange for cash and subordinated securities. To finance its acquisition of these receivables, the issuer has issued notes to third parties. During the current quarter, we amended our asset-backed securitization facility to include certain promotional receivables which were previously considered ineligible under our facility.

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

 EXECUTIVE OVERVIEW

      This narrative is intended to provide an executive level overview of our operations for the three and nine months ended October 31, 2004. A detailed explanation of the changes in our operations for these periods as compared to the prior year is included beginning on page 15. As explained in that section, our pretax income for the quarter ended October 31, 2004 increased approximately 13.7%, primarily as a result of higher revenues and gross margin dollars, lower selling, general and administrative expenses and lower interest expense as a percentage of revenues. Pretax income for the nine months ended October 31, 2004 increased 28.7% due to higher revenues and gross margin dollars, lower selling, general and administrative expenses as a percentage of revenues and lower interest expense. Some of the more specific issues that impacted our operating and pretax income are:

o Same store sales for the quarter and year-to-date grew 1.5% and 4.0%, respectively, over the same periods for the prior year. We believe that we were able to achieve this favorable increase by continuing the emphasis of sales of our primary product categories, by focusing specifically on our track sales, and by taking the opportunity to promote bedding and lawn and garden products. It is our strategy to continue this combination of emphasizing our primary product categories and focusing on specialty product categories throughout the balance of fiscal 2005.

o Our entry into the Dallas/Fort Worth market and our opening of our new store in McAllen, Texas this quarter provided both a positive impact on our revenues, but had a negative impact on our margins as a percentage of revenue. Approximately $11.3 million and $29.0 million, respectively, of our product sales increase for the quarter and year-to-date resulted from the opening of six new stores in these markets, including two in this quarter. However, our operating margins were negatively impacted as we initially incurred substantial startup costs in personnel and advertising to insure that our initial entry into the market areas was well received. Our plans provide for the opening of two additional stores in the Dallas/Fort Worth market during the balance of fiscal 2005.

o Part of our increase in same store sales during the quarter and year-to-date resulted from the continuation of deferred interest payment and no interest plans on certain products that extend beyond one year. In accordance with APB No. 21, such sales have been discounted to their fair value, resulting in a reduction in both sales and receivables, and the discount amount is being amortized into income in Finance charges and other over the applicable term of the deferred payment plan. For the three and nine months ended October 31, 2004, such extended deferred interest payment and no interest plans generated $9.8 million and $21.5 million, respectively, in gross product sales. We reduced Product sales by $829,000 and $1,759,000, respectively, to effect the adjustment to fair value, and increased Finance charges and other by $280,000 and $452,000, respectively, to reflect the appropriate amortization of the discount amount. We expect to continue to offer this type of extended term promotional credit in the future.

o Our gross margin for the quarter decreased from 37.2% to 37.0%, primarily as a result of changes in product mix and increased selling discounts. Our gross margin for the nine months ended October 31, 2004 increased from 36.5% to 36.6% primarily as a result of our ability to drive same store sales in the quarter ended April 30, 2004 without the need to deeply discount prices as we did in the prior year.

o Part of our improvement in operations for the three and nine months ended October 31, 2004 resulted from our ability to reduce Selling, general and administrative (SG&A) expenses as a percent of revenues. We decreased SG&A expense from 28.5% to 28.4% for the three months ended October 31, 2004 and we reduced SG&A from 27.5% to 27.2% for the nine months ended October 31, 2004. These improvements resulted primarily from decreases in lease expense, amortization and net advertising expense that were partially offset by higher employee benefits costs and general insurance costs.

o Our operating margin was also positively impacted in the current quarter and for the nine months ended October 31, 2004 by approximately 0.2% and
     0.2%, respectively, as a result of the implementation of FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51 ("FIN 46"). FIN 46 had the impact of reclassifying approximately $329,000 and $1.0 million, respectively, of occupancy expense from SG&A expense to Interest expense and Minority interest in limited partnership in the current quarter and nine months ended October 31, 2004. As a result of FIN 46, beginning February 1, 2004, we eliminate the pretax operating profit contributed from the consolidation of SRDS through the Minority interest line item in our Consolidated Statements of Operations.

o As a result of the completion of our initial public offering, we were able to utilize the net proceeds of the offering to retire substantially all of our balance sheet debt (not including any debt of SRDS, which is reflected in the consolidated financial statements as a result of FIN 46) and thereby significantly reduce our Interest expense in the current quarter and the nine months ended October 31, 2004.

 OPERATIONAL CHANGES AND RESULTING OUTLOOK

      We opened a new store in McAllen, Texas in early September 2004. We believe that this store represents an opportunity to compete in a market that is substantially underserved. We also believe that the McAllen location will allow us to investigate serving other customers along the Texas/Mexico border.

      The consumer electronics industry depends on new products to drive same store sales increases. Typically, these new products, such as digital televisions (E.G., plasma, LCD, and DLP) and DVD players, are introduced at relatively high price points that are then gradually reduced as the product becomes more mainstream. To sustain positive same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps the unit sales growth.


APPLICATION OF CRITICAL ACCOUNTING POLICIES

     In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as "critical accounting estimates." We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of October 31, 2004.

     TRANSFERS OF FINANCIAL ASSETS. We transfer customer receivables to the QSPE that issues asset-backed securities to third party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES. As we transfer the accounts, we record an asset representing the interest only strip which is the difference between the average interest earned on customer accounts and the cost associated with financing and servicing the transferred accounts, including a provision for bad debts associated with the transferred accounts discounted to a market rate of interest. The gain or loss recognized on these transactions is based on our best estimates of key assumptions, including forecasted credit losses, payment rates, forward yield curves, costs of servicing the accounts and appropriate discount rates. The use of different estimates or assumptions could produce different financial results. For example, if we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), our interest in securitized assets would have been reduced by $4.2 million as of October 31, 2004, which may have an adverse effect on earnings. We recognize income from our interest in these transferred accounts as gains on the transfer of the asset, interest income and servicing fees. This income is recorded as Finance charges and other in our consolidated statements of operations. If the assumption used for estimating credit losses were changed by 0.5% from 3.5% to 4.0%, the impact to recorded Finance charges and other would have been a reduction in revenues and pretax income of $1.5 million.

     DEFERRED TAX ASSETS. We have significant net deferred tax assets (approximately $8.1 million as of October 31, 2004), which are subject to periodic recoverability assessments. Realization of our net deferred tax assets may be dependent upon whether we achieve projected future taxable income. Our estimates regarding future profitability may change due to future market conditions, our ability to continue to execute at historical levels and our ability to continue our growth plans. These changes, if any, may require material adjustments to these deferred tax asset balances. For example, if we had assumed that the future tax rate at which these deferred items would reverse was 34.5% rather than 35.3%, we would have reduced the net deferred tax asset account and net income by approximately $185,000.

     INTANGIBLE ASSETS. We have significant intangible assets related primarily to goodwill and the costs of obtaining various loans and funding sources. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. We test for potential impairment of goodwill annually based on judgments regarding ongoing profitability and cash flow of the underlying assets. Our testing includes using judgments to estimate the separate operations of our insurance agency and secondary credit portfolio, including allocations for interest, overhead and taxes. Once these separate operations have been determined, we apply a multiple of earnings based on existing market conditions and estimated operating cash flow and compare the resulting estimated entity values to the recorded goodwill. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believe is impaired. Our goodwill balance at October 31, 2004 was $7.9 million.

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

     REVENUE RECOGNITION. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell service maintenance renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. The amount of service maintenance agreement revenue deferred at October 31, 2004 and January 31, 2004 was $3.1 million and $3.1 million, respectively, and is included in Deferred revenue in the accompanying balance sheets.

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

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:



                                                        Three Months Ended       Nine Months Ended
                                                            October 31,             October 31,
                                                         ------------------    ---------------------
                                                          2003       2004        2003       2004
                                                         -------   --------    -------    ---------
Revenues:
   Product sales ....................................       79.6%      78.9%      79.9%      79.5%
   Service maintenance agreement commissions (net) ..        4.1        4.1        4.1        4.2
   Service revenues .................................        4.0        3.6        3.9        3.5
                                                           -----      -----      -----      -----
     Total net sales ................................       87.7       86.6       87.9       87.2
   Finance charges and other ........................       12.3       13.4       12.1       12.8
                                                           -----      -----      -----      -----
          Total revenues ............................      100.0      100.0      100.0      100.0
Costs and expenses:
Cost of goods sold, including warehousing
   and occupancy cost ...............................       61.9       62.1       62.6       62.6
Cost of parts sold, including warehousing
   and occupancy cost ...............................        0.9        0.9        0.9        0.8
   Selling, general and administrative expense ......       28.5       28.4       27.5       27.2
   Provision for bad debts ..........................        1.0        1.0        1.0        1.0
                                                           -----      -----      -----      -----
          Total costs and expenses ..................       92.3       92.4       92.0       91.6
                                                           -----      -----      -----      -----
   Operating income .................................        7.7        7.6        8.0        8.4
   Interest expense .................................        0.7        0.4        1.1        0.4
                                                           -----      -----      -----      -----
   Earnings before income taxes and minority interest        7.0        7.2        6.9        8.0
   Minority interest ................................        0.0        0.1        0.0        0.1
                                                           -----      -----      -----      -----
   Earnings before income taxes .....................        7.0        7.1        6.9        7.9
   Provision for income taxes .......................        2.5        2.3        2.5        2.7
                                                           -----      -----      -----      -----
    Net income .......................................       4.5%       4.8%       4.4%       5.2%
                                                           =====      =====      =====      =====


     The table above identifies several changes in our operations for the current quarter and nine months ended, including changes in revenue and expense categories expressed as a percentage of revenues for Cost of goods and parts sold, Selling, general and administrative expense and Interest expense. These changes are discussed in the Executive Overview section on page 11 and in more detail in the discussion of operating results beginning in the analysis below.

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

     The presentation of gross margins may not be comparable to other retailers since we include the cost of our in-home delivery service as part of selling, general and administrative expense. Similarly, we include the cost related to operating our purchasing function in Selling, general and administrative expense. It is our understanding that other retailers may include such costs as part of their cost of goods sold.

THREE MONTHS ENDED OCTOBER 31, 2004 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2003

     REVENUES. Total revenues increased by $15.5 million, or 13.2%, from $117.4 million for the three months ended October 31, 2003 to $132.9 million for the three months ended October 31, 2004. The increase was attributable to increases in net sales of $12.1 million, or 11.8%, and $3.4 million, or 23.4%, in finance charges and other revenue. Of the $12.1 million increase in net sales, $1.5 million resulted from a same store sales increase of 1.5%, $11.4 million was generated by seven retail locations that were not open for three consecutive months in each period, $(829,000) resulted from discounts of promotional credit sales and $118,000 resulted from a net increase in service revenues. Of the $12.1 million increase in net sales, $11.4 million was attributable to increases in product sales and $753,000 was attributable to net changes in service maintenance agreement commissions and service revenues. Of the $11.4 million increase in product sales, approximately $3.4 million was attributable to increases in unit sales and approximately $8.0 million was attributable to increases in unit price points. Increased sales in bedding, computers and other new product categories included in the track accounted for much of the increase in same store sales.

     The following table presents the makeup of net sales by product category in each quarter, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to break out the track area as a separate category.


                                                         Three Months Ended October 31,
                                          ----------------------------------------------------------
                                                       2003                         2004                 Percent
                                          ---------------------------- -----------------------------    Increase
                 Category                    Amount         Percent       Amount         Percent       (Decrease)
                                          --------------  ------------ --------------  -------------  --------------
Major home appliances ...................       $ 38,627          37.5%       $ 40,197         34.9 %           4.1 %
Consumer electronics ....................         30,868          30.0         35,814           31.1            16.0      (1)
Track ...................................         16,015          15.6         18,965           16.5            18.4      (2)
Delivery/installation ...................          1,702           1.7          1,777            1.5             4.4      (3)
Lawn and garden .........................          2,593           2.5          2,632            2.3             1.5      (4)
Bedding .................................          1,796           1.7          2,872            2.5            59.9      (5)
Other ...................................          1,877           1.8          2,612            2.3            39.2
                                          --------------  ------------ --------------  -------------  --------------
     Total product sales ................         93,478          90.8        104,869           91.1            12.2
Service maintenance agreement
commissions .............................          4,764           4.6          5,399            4.7            13.3
Service revenues ........................          4,735           4.6          4,853            4.2             2.5
                                          --------------  ------------ --------------  -------------  --------------
     Total net sales ....................       $102,977         100.0%      $115,121          100.0%           11.8%
                                          ==============  ============ ==============  =============  ==============

----------------------------------
(1) This increase is consistent with overall increase in product sales and improved unit prices.
(2)  The increases are primarily due to the new emphasis on track sales.
(3) The increase is primarily due to a price increase charged to the customer for delivery service.
(4) The lower increase is reflective of the seasonal nature of this product category.
(5) This increase reflects the emphasis on this emerging product category and the change in vendor relationships.


     Revenue from Finance charges and other increased by approximately $3.4 million, or 23.4%, from $14.4 million for the three months ended October 31, 2003 to $17.8 million for the three months ended October 31, 2004. This increase in revenue resulted primarily from increases in securitization income of $3.0 million, increases in amortization of discounted promotional credit sales of $280,000 and increases in insurance commissions and other revenues of $147,000 . These increases are attributable to higher product sales and increases in our retained interest in assets transferred to the QSPE.

     COST OF GOODS SOLD. Cost of goods sold, including warehousing and occupancy cost, increased by $9.8 million, or 13.5%, from $72.7 million for the three months ended October 31, 2003 to $82.5 million for the three months ended October 31, 2004. This increase was generally consistent with the 12.2% increase in net product sales during the three months ended October 31, 2004, although cost of products sold increased from 77.8% of net product sales in the quarter ended October 31, 2003 to 78.7% for the quarter ended October 31, 2004. We attribute this product gross margin decrease to more aggressive price discounting that was used to drive same store sales.

     COST OF PARTS SOLD. Cost of parts sold, including warehousing and occupancy cost, increased approximately $121,000, or 11.7%, for the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 due to increases in parts sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. While Selling, general and administrative expense increased by $4.3 million, or 13.0%, from $33.4 million for the three months ended October 31, 2003 to $37.7 million for the three months ended October 31, 2004, it decreased as a percentage of total revenue from 28.5% to 28.4%. The decrease in expense as a percentage of total revenues for this category resulted primarily from decreased payroll, telephone and equipment lease expense that were partially offset by higher employee benefits and general insurance costs.

     PROVISION FOR BAD DEBTS. The provision for bad debts on receivables retained by the Company and not transferred to the QSPE increased by $158,000, or 13.0%, during the three months ended October 31, 2004 as compared to the three months ended October 31, 2003, primarily as a result of increases in the portfolio balances.

     INTEREST EXPENSE. Interest expense decreased by $174,000, or 22.1%, from $789,000 for the three months ended October 31, 2003 to $615,000 for the three months ended October 31, 2004. The net decrease in interest expense was attributable to the following factors:

o the decrease in our average outstanding debt from $43.6 million to $3.7 million (not including the impact of FIN 46 consolidation of $14.9 million, see below) resulted in a decrease in interest expense of approximately $467,000;

 that was offset by the following increases:

o    the increase in interest rates and commitment fees of $64,000; and

o    expiration   of  $50.0   million  in  our  interest  rate  hedges  and  the
     discontinuation of hedge accounting for derivatives resulted in a net increase in interest expense of approximately $13,000; and

o the implementation of FIN 46 resulted in the reclassification of $216,000 in expenses previously reflected as occupancy cost in Selling, general and administrative expense to Interest expense.

     MINORITY INTEREST. As a result of FIN 46, beginning February 1, 2004, we eliminate the pretax operating profit contributed from the consolidation of SRDS through the minority interest line item in our consolidated statement of operations.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased by $141,000, or 4.8%, from $2.9 million for the three months ended October 31, 2003 to $3.1 million for the three months ended October 31, 2004. This increase varied from the increase in pretax income of 13.7% during the three months ended October 31, 2004 due primarily to adjustments in the current liability account through the tax provision to true-up the 2004 fiscal year provision with the actual return filed which caused the effective tax rate to decrease from 35.5% in fiscal 2004 to 32.7% in fiscal 2005.

     NET INCOME. As a result of the above factors, net income increased $1.0 million, or 18.6%, from $5.3 million for the three months ended October 31, 2003 to $6.3 million for the three months ended October 31, 2004. Income available for the common stockholder increased $1.6 million, or 33.3%, from $4.7 million to $6.3 million, during the three months ended October 31, 2004 as compared to the three months ended October 31, 2003, resulting from improvements in operations and the elimination of preferred stock dividends of $587,000 that were paid in the prior year. The elimination of the preferred dividends in 2004 fiscal year resulted from the impact of the initial public offering when all preferred stock was redeemed for cash or was converted into common shares.

NINE MONTHS ENDED OCTOBER 31, 2004 COMPARED TO NINE MONTHS ENDED
OCTOBER 31, 2003

     REVENUES. Total revenues increased by $49.1 million, or 13.8%, from $355.3 million for the nine months ended October 31, 2003 to $404.4 million for the nine months ended October 31, 2004. The increase was attributable to increases in net sales of $40.1 million, or 12.8%, and $9.0 million, or 21.0%, in finance charges and other revenue. Of the $40.1 million increase in net sales, $12.4 million resulted from a same store sales increase of 4.0%, $29.6 million was generated by seven retail locations that were not open for nine consecutive months in each period, $(1.8 million) resulted from discounts of promotional credit sales and $(109,000) resulted from a net decrease in service revenues. Of the $40.1 million increase in net sales, $37.8 million was attributable to increases in product sales and $2.3 million was attributable to net changes in service maintenance agreement commissions and service revenues. Of the $37.8 million increase in product sales, approximately $15.8 million was attributable to increases in unit sales and approximately $22.0 million was attributable to increases in unit price points. Increased sales in bedding, lawn and garden, computers and other new product categories included in the track accounted for much of the increase in same store sales.

     The following table presents the makeup of net sales by product category in each period, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classifications of sales have been adjusted from previous filings to break out the track area as a separate category.


                                                     Nine Months Ended October 31,
                                       -----------------------------------------------------------
                                                   2003                          2004                  Percent
                                       ----------------------------  -----------------------------     Increase
               Category                    Amount         Percent        Amount         Percent       (Decrease)
                                       --------------   -----------  --------------  ------------- ---------------
Major home appliances ...............        $119,330          38.2 %      $126,651           35.9%            6.1%
Consumer electronics ................          92,782          29.7         106,125           30.1            14.4
Track ...............................          46,084          14.8          56,009           15.9            21.5       (1)
Delivery/installation ...............           4,854           1.5           5,562            1.5            14.6       (2)
Lawn and garden .....................          10,423           3.3          12,686            3.6            21.7       (3)
Bedding .............................           4,615           1.5           7,737            2.2            67.6       (3)
Other ...............................           5,785           1.9           6,907            2.0            19.4
                                       --------------   -----------  --------------  ------------- ---------------
     Total product sales ............         283,873          90.9         321,677           91.2            13.3
Service maintenance agreement
commissions .........................          14,435           4.6          16,835            4.8            16.6
Service revenues ....................          14,111           4.5          14,002            4.0            (0.8)
                                       --------------   -----------  --------------  ------------- ---------------
     Total net sales ................        $312,419         100.0%       $352,514          100.0%           12.8 %
                                       ==============   ===========  ==============  ============= ===============

----------------------------------
(1)  The increases are primarily due to the new emphasis on track sales.
(2) The increase is primarily due to a price increase charged to the customer for delivery service.
(3) The increase is primarily due to continuing maturity of this new product category and the continued sales emphasis on this product category.

     Revenue from Finance charges and other increased by approximately $9.0 million, or 21.0%, from $42.9 million for the nine months ended October 31, 2003 to $51.9 million for the nine months ended October 31, 2004. This increase in revenue resulted primarily from increases in securitization income of $6.6 million, amortization of discounted promotional credit sales of $452,000, and increases in insurance commissions and other revenues of $1.9 million. These increases are attributable to higher product sales and increases in assets transferred to the QSPE.

     COST OF GOODS SOLD. Cost of goods sold, including warehousing and occupancy cost, increased by $30.4 million, or 13.7%, from $222.6 million for the nine months ended October 31, 2003 to $253.0 million for the nine months ended October 31, 2004. This increase was generally consistent with the 13.3% increase in net product sales during the nine months ended October 31, 2004. Cost of products sold increased from 78.4% of net product sales in the nine months ended October 31, 2003 to 78.7% for the nine months ended October 31, 2004.

     COST OF PARTS SOLD. Cost of parts sold, including warehousing and occupancy cost, increased approximately $263,000, or 8.5%, for the nine months ended October 31, 2004 as compared to the nine months ended October 31, 2003 due to increased parts sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. While Selling, general and administrative expense increased by $12.5 million, or 12.9%, from $97.6 million for the nine months ended October 31, 2003 to $110.1 million for the nine months ended October 31, 2004, it decreased as a percentage of total revenue from 27.5% to 27.2%. The decrease in expense as a percentage of total revenues for this period results primarily from decreased payroll, telephone and equipment leases that were partially offset by higher employee benefits, professional services and general insurance costs.

     PROVISION FOR BAD DEBTS. The provision for bad debts, which represents customer receivables that were not transferred to the QSPE, increased by $619,000, or 18.2%, during the nine months ended October 31, 2004 as compared to the nine months ended October 31, 2003. In the prior year, bad debt expense was reduced by a $300,000 adjustment based on prior experience. Much of the increase in the current year was driven by this prior year reversal. Otherwise, the increase in the current year is more consistent with the growth in the portfolio.

     INTEREST EXPENSE. Interest expense decreased by $2.2 million, or 55.9%, from $4.0 million for the nine months ended October 31, 2003 to $1.8 million for the nine months ended October 31, 2004. The net decrease in interest expense was attributable to the following factors:

o the expiration of $30.0 million of our interest rate hedges in April 2003 and the expiration of $50.0 million of our interest rate hedges in November 2003 and the discontinuation of hedge accounting for derivatives resulted in a net decrease of $1.4 million from the prior period; and

o the decrease in our average outstanding debt from $46.6 million to $1.5 million (when ignoring the impact of FIN 46 consolidation of $14.8 million, see below) resulted in a decrease in interest expense of approximately $1.7 million;

 that were offset by the following increases:

o    the increase in interest rates and commitment fees of $241,000; and

o the implementation of FIN 46 resulted in reclassification of $645,000 in expenses previously reflected as occupancy cost in Selling, general and administrative expense to Interest expense.

     MINORITY INTEREST. As a result of FIN 46, beginning February 1, 2004, we eliminate the pretax operating profit contributed from the consolidation of SRDS through the minority interest line item in our consolidated statement of operations.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased by $2.1 million, or 24.3%, from $8.8 million for the nine months ended October 31, 2003 to $10.9 million for the nine months ended October 31, 2004. This increase was generally consistent with the increase in pretax income of 28.7% during the nine months ended October 31, 2004. Effective tax rates decreased from 35.5% in fiscal 2004 to 34.3% in fiscal 2005 primarily due as a result of a true-up of the 2004 fiscal year tax provision.

     NET INCOME. As a result of the above factors, net income increased $5.0 million, or 31.1%, from $15.9 million for the nine months ended October 31, 2003 to $20.9 million for the nine months ended October 31, 2004. Income available for the common stockholder increased $6.7 million, or 47.3%, from $14.2 million to $20.9 million, during the nine months ended October 31, 2004 as compared to the nine months ended October 31, 2003, resulting from improvements in operations and the elimination of preferred stock dividends of $1.8 million that were paid in the prior year. The elimination of the preferred dividends in 2004 fiscal year resulted from the impact of the initial public offering when all preferred stock was redeemed for cash or was converted into common shares.

LIQUIDITY AND CAPITAL RESOURCES

     CURRENT ACTIVITIES

     Historically we have financed our operations through a combination of cash flow generated from operations, and external borrowings, including primarily bank debt and asset-backed securitization facilities. As of January 31, 2004, we had $40.0 million under the revolving line of credit (based on qualifying assets) and $8.0 million under our unsecured bank line of credit available to us for general corporate purposes. As of April 21, 2004, we had successfully reduced the revolving line of credit to $30.0 million in exchange for an amendment to our bank credit facility that reduced interest rates, standby rates and commitment fees among other concessions.

    On November 15, 2004, we entered a Second Amendment to its Credit Agreement that extended the maturity date of its Revolving Bank Credit Facility to October 31, 2007, increased the amount of the Facility to $35,000,000 and added a sublimit for Standby Letters of Credit of $5,000,000. In connection with the execution of this Second Amendment, we also entered a Letter of Credit Agreement providing for the $5,000,000 sublimit for Standby and Import Letters of Credit.


     A summary of the significant financial covenants that govern our bank credit facility compared to our actual compliance status at October 31, 2004, is presented below:


                                                                                           Required
                                                                                           Minimum/
                                                                       Actual              Maximum
                                                                     -------------       -------------
Debt service coverage ratio must exceed required minimum             3.04 to 1.00        2.00 to 1.00
Total leverage ratio must be lower than required maximum             1.99 to 1.00        3.00 to 1.00
Consolidated net worth must exceed required minimum                  $182,002,000        $100,605,922
Charge-off ratio must be lower than required maximum                 0.02 to 1.00        0.05 to 1.00
Extension ratio must be lower than required maximum                  0.02 to 1.00        0.04 to 1.00
Delinquency ratio must be lower than required maximum                0.08 to 1.00        0.12 to 1.00


    Note: All terms in the above table are defined by the bank credit facility and may or may not agree directly to the financial statement captions in this document.

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

     During the nine months ended October 31, 2004, net cash provided by operating activities decreased $10.8 million from $11.7 million provided in the 2003 period to $881,000 provided in the 2004 period. The net decrease in cash provided from operations resulted primarily from the expansion of promotional credit programs over one year old that were only partially funded through the asset backed securitization program, increased payment of income taxes and timing differences in payment of accounts payable. We expect to continue to increase our use of promotional credit. We believe that the available balances under our bank credit facility and asset-backed securitization program are sufficient to fund the increase in receivables or any increase in credit enhancement that we expect through the end of fiscal 2006. This quarter we amended our asset-backed securitization facility to include partial funding of promotional receivables which were previously considered ineligible under our facility.

     As noted above, we offer promotional credit programs to certain customers that provide for "same as cash" interest free periods of varying terms, generally three, six, or 12 months; we recently increased these terms to include 18 or 24 months that are eligible to be partially funded through our asset-backed securitization program. Early in the second quarter of this year, we began offering "interest free" programs with 36-month terms that are also eligible to be partially funded through our asset-backed securitization program. The three, six, 12, 18 and 24 month "same as cash" promotional accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30.0% of eligible securitized receivables. The percentage of eligible securitized receivables represented by promotional receivables was 13.4% and 21.0% as of October 31, 2003 and October 31, 2004, respectively. This increase was the result of sales with the use of promotional credit versus lower prices at retail. If we exceed this 30.0% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period. The weighted average promotional period was 10.7 months and 12.9 months for promotional receivables outstanding as of October 31, 2003 and October 31, 2004, respectively. The weighted average remaining term on those same promotional receivables was 7.1 months and 9.0 months, respectively. While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables, we receive less income as a result of a reduced net interest margin used in the calculation of the gain on the sale of receivables. As a result, the existence of the interest free extended payment terms negatively impacts the gains as compared to other receivables.

     Net cash used by investing activities increased by $8.9 million, from $5.0 million for the nine months ended October 31, 2003 to $13.9 million for the nine months ended October 31, 2004. The increase in cash used in investing activities resulted primarily from an increase in the purchase of property and equipment of $8.7 million and a decrease in the proceeds from the sale of property of $217,000. The increase in cash expended for property and equipment resulted primarily from the opening of three new stores in the Dallas/Fort Worth market and one new store in McAllen, Texas, the reformatting of our stores to increase focus on track operations and the acquisition of another store location in the Dallas/Fort Worth market that will be opened early next year. Based on current plans, we expect to continue to increase expenditures for property and equipment in the balance of fiscal 2005 as we open additional stores and complete our track reformatting.

     Net cash provided by financing activities increased by $17.3 million from ($6.9) million for the nine months ended October 31, 2003 to $10.4 million for the nine months ended October 31, 2004. The increase in cash provided by financing activities resulted primarily from reductions in payments on various debt instruments of $6.6 million, the borrowing of $9.6 million from our revolving credit facilities and the proceeds received from the issuance of common stock under our benefit plans of $925,000. The reduction of payments on debt is due to the substantial reduction of debt from the proceeds of the IPO in the fourth quarter of the prior year.

     OFF-BALANCE SHEET FINANCING ARRANGEMENTS

     Since we extend credit in connection with a large portion of our retail, service maintenance and credit insurance sales, we have created a qualified special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and to issue asset-backed and variable funding notes to third parties to obtain cash for these purchases. We transfer receivables, consisting of retail installment contracts and revolving accounts extended to our customers, to the issuer in exchange for cash and unsecured promissory notes. To finance its acquisition of these receivables, the issuer has issued the notes and bonds described below to third parties. The unsecured promissory notes issued to us are subordinate to these third party notes and bonds.

     At October 31, 2004, the issuer had issued two series of notes and bonds: a Series A variable funding note in the amount of $250 million purchased by Three Pillars Funding Corporation and three classes of Series B bonds in the aggregate amount of $200 million. Private institutional investors, primarily insurance companies, purchased the Series B bonds at a weighted fixed rate of 5.1%.

     We continue to service the transferred accounts for the QSPE, and we receive a monthly servicing fee, so long as we act as servicer, in an amount equal to .0025% multiplied by the average aggregate principal amount of receivables serviced plus the amount of average aggregate defaulted receivables. The issuer records revenues equal to the interest charged to the customer on the receivables less losses, the cost of funds, the program administration fees paid in connection with either Three Pillars Funding Corporation or the Series B bond holders, and the servicing fee.

     The Series A variable funding note permits the issuer to borrow funds up to $250 million to purchase receivables from us, thereby functioning as a "basket" to accumulate receivables. When borrowings under the Series A variable funding note approach $250 million, the issuer intends to refinance the receivables by issuing a new series of bonds and to use the proceeds to pay down the outstanding balance of the Series A variable funding note, so that the basket will once again become available to accumulate new receivables. As of October 31, 2004, borrowings under the Series A variable funding note were $98.5 million.

     We are not directly liable to the lenders under the asset-backed securitization facility. If the issuer is unable to repay the Series A note and Series B bonds due to its inability to collect the transferred customer accounts, the issuer could not pay the subordinated notes it has issued to us in partial payment for transferred customer accounts, and the Series B bond holders could claim the balance in its restricted cash account. We are also contingently liable under a $10.0 million letter of credit that secures our performance of our obligations or services under the servicing agreement as it relates to the transferred assets that are part of the asset-backed securitization facility.

     The issuer is subject to certain affirmative and negative covenants contained in the transaction documents governing the Series A variable funding note and the Series B bonds, including covenants that restrict, subject to specified exceptions: the incurrence of non-permitted indebtedness and other obligations and the granting of additional liens; mergers, acquisitions, investments and disposition of assets; and the use of proceeds of the program. The issuer also makes representations and warranties relating to compliance with certain laws, payment of taxes, maintenance of its separate legal entity, preservation of its existence, protection of collateral and financial reporting. In addition, the program requires the issuer to maintain a minimum net worth.

     A summary of the significant financial covenants that govern the issuer's asset-backed credit facility compared to actual compliance status at October 31, 2004, is presented below:


                                                                                      Required
                                                                                      Minimum/
                                                                  Actual              Maximum
                                                             ------------------- -------------------
Issuer interest must exceed required minimum                   $37.7 million       $32.0 million
Gross loss rate must be lower than required maximum                 3.4%               10.0%
Net portfolio yield must exceed required minimum                   10.0%                2.0%
Payment rate must exceed required minimum                           6.8%                3.0%



    Note: All terms in the above table are defined by the asset backed credit facility and may or may not agree directly to the financial statement captions in this document.

     Events of default under the Series A variable funding note and the Series B bonds, subject to grace periods and notice provisions in some circumstances, include, among others: failure of the issuer to pay principal, interest or fees; violation by the issuer of any of its covenants or agreements; inaccuracy of any representation or warranty made by the issuer; certain servicer defaults; failure of the trustee to have a valid and perfected first priority security interest in the collateral; default under or acceleration of certain other indebtedness; bankruptcy and insolvency events; failure to maintain certain loss ratios and portfolio yield; change of control provisions and certain other events pertaining to us. The issuer's obligations under the program are secured by the receivables and proceeds.

     SECURITIZATION FACILITIES
     We finance most of our customer receivables through asset-backed securitization facilities

                                                                           |             ------------------------------
                                                                           |                      Series A Note
                                                                           | ----------->        $250 million
                                                                           |                  Credit Rating: P1/A2
                                                                           |               Three Pillars Funding Corp.
                          CUSTOMER RECEIVABLES                             |             ------------------------------
     ---------------------  -------------> -----------------------         |
               Retail                           Qualifying                 |
                Sales                         Special Purpose              |
               Entity                             Entity          <--------|
                                                 ("QSPE")                  |
     ---------------------  <------------  -----------------------         |
                                                                           |            -------------------------------
                         1. Cash Proceeds                                  |                     Series B Bonds
                         2. Subordinated Securities                        |                      $200 million
                         3. Right to Receive Cash Flows                    |                  Private Institutional
                            Equal to Interest Rate Spread                  | ----------->           Investors
                                                                           |                 Class A: $120 mm (Aaa)
                                                                           |                 Class B: $57.8 mm (A2)
                                                                           |                Class C: $22.2 mm (Baa2)
                                                                           |            -------------------------------



     Both the bank credit facility and the asset-backed securitization program are significant factors relative to our ongoing liquidity and our ability to meet the cash needs associated with the growth of our business. Our inability to use either of these programs because of a failure to comply with their covenants would adversely affect our continued growth. Funding of current and future receivables under the QSPE's asset-backed securitization program can be adversely affected if we exceed certain predetermined levels of re-aged receivables, size of the secondary portfolio, the amount of promotional receivables, write-offs, bankruptcies or other ineligible receivable amounts. If the funding under the QSPE's asset-backed securitization program was reduced or terminated, we would have to draw down our bank credit facility more quickly than we have estimated.

    On October 29, 2004, through our QSPE, we entered a "First Supplemental Indenture" amending the "Base Indenture" dated September 1, 2002 (as amended, supplemented and otherwise modified through the date of the First Supplemental Indenture). This amendment allows us to include certain retail installment contracts and revolving charge agreement receivables, including cash option and deferred interest receivables for terms up to thirty-six months in the eligible asset base of its asset backed securitization financing arrangements, providing partial funding of these receivables. These cash option and deferred interest receivables are limited to 30% of all eligible receivables with deferred interest receivables limited to 10% of all eligible receivables.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rates under our bank credit facility (as amended November 15, 2004) are variable and are determined, at our option, as the base rate, which is the greater of prime rate or federal funds rate plus 0.50% plus the base rate margin, which ranges from 0.00% to 0.75%, or LIBOR plus the LIBOR margin, which ranges from 1.00% to 2.00%. Accordingly, changes in the prime rate, the federal funds rate or LIBOR, which are affected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, our bank credit facility. We are also exposed to interest rate risk associated with our interest only strip and the subordinated securities we receive from our sales of receivables to the QSPE.

     We held interest rate swaps and collars with notional amounts totaling $20.0 million as of January 31, 2004 and October 31, 2004, with terms extending through April, 2005, and which were held for the purpose of hedging against variable interest rate risk, primarily related to cash flows from our interest-only strip as well as our variable rate debt. There have been no material changes in our interest rate risks since January 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                 CONN'S, INC.

                                 By:      /S/ C. WILLIAM FRANK
                                          -----------------------------------
                                          C. William Frank
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (PRINCIPAL  FINANCIAL  OFFICER  AND
                                          DULY   AUTHORIZED   TO  SIGN   THIS
                                          REPORT    ON    BEHALF    OF    THE
                                          REGISTRANT)

Date: December 3, 2004

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
--------                           -----------

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

10.9.2 Second Amendment to Credit Agreement, effective as of November 15, 2004 by and among Conn Appliances, Inc and the Borrowers thereunder, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to Conn's current report on Form 8-K filed on November 17, 2004).

10.9.3 Letter of Credit Agreement, effective as of November 15, 2004 by and among Conn Appliances, Inc. and the Borrowers thereunder, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 99.2 to Conn's current report on Form 8-K filed on November 17, 2004).

10.10 Receivables Purchase Agreement dated September 1, 2002, by and among Conn Funding II, L.P., as Purchaser, Conn Appliances, Inc. and CAI, L.P., collectively as Originator and Seller, and Conn Funding I, L.P., as Initial Seller (incorporated herein by reference to Exhibit 10.10 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)).

10.10.1 First Supplemental Indenture dated October 29, 2004 by and among Conn Funding II, L.P., as Issuer and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.1 to Conn's current report on Form 8-K filed November 4, 2004).

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

11.1 Statement re: computation of earnings per share is included under Note 1 to the financial statements.

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