Form 10-K
period 2005-01-31
CONNS INC
filed 2005-04-05
CIK 1223389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section l3 or l5(d)

of the Securities Exchange Act of l934

For the fiscal year ended January 31, 2005	Commission File Number 000-50421

CONN’S, INC.

(Exact Name of Registrant as Specified in its Charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3295 College Street

Beaumont, Texas 77701

(Address of Principal Executive Offices)

(409) 832-1696

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section l2(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, Par Value $0.01 Per Share

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 30, 2004 was approximately $106,202,761 based on the closing price of the registrant’s common stock as reported on the Nasdaq National Market.

There were 23,308,516 shares of common stock, $0.01 par value per share, outstanding on March 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2005 (incorporated herein by reference in Part III).

PART I

ITEM 1. BUSINESS.

Unless the context indicates otherwise, references to “we,” “us,” and “our” refer to the consolidated business operations of Conn’s, Inc. and all of its direct and indirect subsidiaries, limited liability companies and limited partnerships.

Overview

We are a specialty retailer of home appliances and consumer electronics. We sell major home appliances including refrigerators, freezers, washers, dryers and ranges, and a variety of consumer electronics including projection, plasma and LCD televisions, camcorders, VCRs, DVD players and home theater products. We also sell home office equipment, lawn and garden equipment and mattresses, and we continue to introduce additional product categories for the home and for consumer entertainment, such as MP3’s, to help increase same store sales and to respond to our customers’ product needs. We offer over 1,100 product items, or SKUs, at good-better-best price points representing such national brands as General Electric, Whirlpool, Frigidaire, Maytag, Mitsubishi, Sony, Panasonic, Thomson Consumer Electronics, Serta, Hewlett Packard and Compaq. Based on revenue in 2003, we were the 13th largest retailer of home appliances in the United States, and we are either the second or third leading retailer of home appliances in terms of market share in the majority of our established markets. Likewise, in the home entertainment product categories in which we compete, we rank third or fourth in market share in the majority of our established markets according to Traqline survey as of the calendar year ended December 31, 2004.

We began as a small plumbing and heating business in 1890. We began selling home appliances to the retail market in 1937 through one store located in Beaumont, Texas. We opened our second store in 1959 and have since grown to 50 stores.

We have been known for providing excellent customer service for over 114 years. We believe that our customer-focused business strategies make us an attractive alternative to appliance and electronics superstores, department stores and other national, regional and local retailers. We strive to provide our customers with:

•	a high level of customer service;

•	highly trained and knowledgeable sales personnel;

•	a broad range of competitively priced, customer-driven, brand name products;

•	flexible financing alternatives through our proprietary credit programs;

•	same day and next day delivery capabilities; and

•	outstanding product repair service.

We believe that these strategies drive repeat purchases and enable us to generate substantial brand name recognition and customer loyalty. During fiscal 2005, approximately 60% of our credit customers, based on the number of invoices written, were repeat customers.

In 1994, we realigned and added to our management team, enhanced our infrastructure and refined our operating strategy to position ourselves for future growth. From fiscal 1994 to fiscal 1999, we selectively grew our store base from 21 to 26 stores while improving operating margins from 5.2% to 8.7%. Since fiscal 1999, we have generated significant growth in our number of stores, revenue and profitability. Specifically:

•	we have grown from 26 stores to 50 stores, an increase of nearly 100%, with several more stores currently under development;

•	total revenues have grown by 142% at a compounded annual rate of 17.3% from $234.5 million in fiscal 1999, to $567.1 million in fiscal 2005;

•	net income from continuing operations has grown by 242% at a compounded annual rate of 24.9% from $8.8 million in fiscal 1999 to $30.1 million in fiscal 2005; and

•	our same store sales growth from fiscal 1999 through fiscal 2005 has averaged 8.1%; it was 3.6% for fiscal 2005.

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

Industry Overview

The home appliance and consumer electronics industry includes major home appliances, small appliances, home office equipment and software, televisions, and audio, video and mobile electronics and related software. Sellers of home appliances and consumer electronics include large appliance and electronics superstores, national chains, small regional chains, single-store operators, appliance and consumer electronics departments of selected department and discount stores and home improvement centers.

Based on data published in Twice, This Week in Consumer Electronics, a weekly magazine dedicated to the home appliances and consumer electronics industry in the United States, the top 100 major appliance retailers reported sales of approximately $18.1 billion in 2003, up approximately 14.6% from reported sales in 2002 of approximately $15.8 billion. The retail appliance market is large and concentrated among a few major dealers. Sears has been the leader in the retail appliance market, with a market share of the top 100 retailers of approximately 31% in 2003, down from approximately 36% in 2002. Lowe’s and Home Depot held the second and third place positions, respectively, in national market share in 2003.

As measured by Twice, the top 100 consumer electronics retailers in the United States reported equipment and software sales of $106.6 billion in 2003, a 5.1% increase from the $101.4 billion reported in 2002. According to the Consumer Electronics Association, or CEA, total industry manufacturer sales of consumer electronics products in the United States, including imports, are projected to exceed $109 billion by 2007. The consumer electronics market is highly fragmented. We estimate, based on data provided in Twice, that the two largest consumer electronics superstore chains together accounted for less than 28% of the total electronics sales attributable to the 100 largest retailers in 2003. New entrants in both the home appliances and consumer electronics industries have been successful in gaining market share by offering similar product selections at lower prices.

In the home appliance market, many factors drive growth, including consumer confidence, household formations and new product introductions. Product design and innovation is rapidly becoming a key driver of growth in this market. Products either recently introduced or scheduled to be offered include high efficiency, front-loading laundry appliances, three door refrigerators, double ovens, free-standing ranges, cabinet style dishwashers, and dual fuel cooking appliances.

Technological advancements and the introduction of new products have largely driven growth in the consumer electronics market. Recently, industry growth has been fueled primarily by the introduction of products that incorporate digital technology, such as portable and traditional DVD players, digital cameras and camcorders, digital stereo receivers, satellite technology, MP3 products and high definition flat panel and projection televisions. Digital products offer significant advantages over their analog counterparts, including better clarity and quality of video and audio, durability of recording and compatibility with computers. Due to these advantages, we believe that digital technology will continue to drive industry growth as consumers replace their analog products with digital products. We believe the following product advancements will continue to fuel growth in the consumer electronics industry and that they offer us the potential for significant sales growth:

•	Digital Television (DTV and High Definition TV). The Federal Communications Commission has set a target of 2006 for all commercial television stations to transition from broadcasting analog signals to digital signals. The Yankee Group, a communications and networking research and consulting firm, estimates that by the year 2007, HDTV signals will be in nearly 41.6 million, or 40%, of homes in the United States. This represents a compounded annual growth rate of 17.1% from the estimated 18.9 million homes receiving digital cable at the end of 2002. To view a digital transmission, consumers will need either a digital television or a set-top box converter capable of converting the digital broadcast for viewing on an analog set. According to the CEA, DTV unit sales are expected to grow from an estimated 7.0 million units in 2004 to 23.3 million units in 2007, representing a compounded annual growth rate of 49.3%. We believe the recent introduction of high clarity digital flat panel televisions in both liquid crystal display (LCD), and plasma formats has increased the quality and sophistication of these entertainment products and will be a key driver of digital television growth. As prices continue to drop on such products, they become increasingly attractive to larger and more diverse group of consumers.

•	Digital Versatile Disc (DVD). According to the CEA, the DVD player has become the fastest growing consumer electronics product in history. First introduced in March 1997, DVD players are currently in 41% of U.S. homes, and we believe that DVD players will reach a household penetration level of 70% by 2007.

•	Portable audio. Compressed-music portables, represented most notably by the Apple “iPod”, enjoy significant growth, and accounted for 59.2% of total dollar sales in battery-operated music portables in 2004 according to the CEA as reported in TWICE magazine. Apple shipped 4.6 million units of the iPod in the 2004 fourth quarter alone.

Business Strategy

Our objective is to be the leading specialty retailer of home appliances and consumer electronics in each of our markets. We strive to achieve this objective through a continuing focus on superior execution in five key areas: merchandising, consumer credit, distribution, product service and training. Successful execution in each area relies on the following strategies:

•	Providing a high level of customer service. We endeavor to maintain a very high level of customer service as a key component of our culture, which has resulted in customer satisfaction levels at consistent rates between 90% and 95%. We measure customer satisfaction on the sales floor, in our delivery operation and in our service department by sending survey cards to all customers to whom we have sold, delivered or installed a product or made a service call. Our customer service resolution department attempts to address all customer complaints within 48 hours of receipt. We are working to continually expand this department to enable us to make customer satisfaction calls to every customer as soon as possible after a delivery is made or a service call is completed.

•	Developing and retaining highly trained and knowledgeable sales personnel. We require all sales personnel to specialize in home appliances, consumer electronics or “track” products. Some of our sales associates qualify in more than one specialty. Track products include small appliances, computers, camcorders, DVD players, cameras, MP3 players and telephones that are sold within the interior of a large colorful track that circles the interior floor of our stores. This specialized approach allows the sales person to focus on specific product categories and become an expert in selling and using products in those categories. New sales personnel must complete an intensive two-week classroom training program conducted at our corporate office followed by an additional week of on-the-job training riding in a delivery and a service truck to observe how we serve our customers after the sale is made.

•

Offering a broad range of customer-driven, brand name products. We offer a comprehensive selection of high-quality, brand name merchandise to our customers at guaranteed low prices. Consistent with our good-better-best merchandising strategy, we offer a wide range of product selections from entry-level models through high-end models. We maintain strong relationships with approximately 50 manufacturers and distributors that enable us to offer over 1,100 SKUs to our customers. Our principal suppliers include General Electric, Whirlpool, Frigidaire, Maytag, Mitsubishi, Sony, Panasonic, Thomson Consumer Electronics, Serta, Poulan, Weedeater, American Yard Products, Hewlett Packard and Compaq. To facilitate our responsiveness to customer demand, we use our prototype store, located near our corporate offices in Beaumont, Texas, to test the sales process of all new products and obtain customers’ reactions to new display formats before introducing these products and display formats to our other stores.

•	Offering flexible financing alternatives through our proprietary credit programs. In the last three years, we financed, on average, approximately 56% of our retail sales through our internal credit programs. We believe our credit programs expand our potential customer base, increase our sales revenue and enhance customer loyalty by providing our customers immediate access to financing alternatives that our competitors typically do not offer. Our credit department makes all credit decisions internally, entirely independent of our sales personnel. We provide special consideration to the customer’s credit history with us. Before extending credit, we match our loss experience by product category with the customer’s credit worthiness to determine down payment amounts and other credit terms. This facilitates product sales while keeping our credit risk within an acceptable range. Approximately 55% of customers who have active credit accounts with us take advantage of our in-store payment option and come to our stores each month to make their payments, which we believe results in additional sales to these customers. Through our predictive dialing program, we contact customers with past due accounts daily and attempt to work with them to collect payments in times of financial difficulty or periods of economic downturn. Our credit decisions and collections process enabled us to achieve a 2.7% net loss ratio in fiscal 2003, a 2.9% net loss ratio in fiscal 2004 and a 2.4% net loss ratio in fiscal 2005 on the credit portfolio that we service for a Qualifying Special Purpose Entity or QSPE.

•	Maintaining same day and next day distribution capabilities. We maintain four regional distribution centers and two other related facilities that cover all of the major markets in which we operate. These facilities are part of a sophisticated inventory management system that also includes a fleet of approximately 130 transfer and delivery vehicles that service all of our markets. Our distribution operations enable us to deliver products on the day of, or the day after, the sale to approximately 95% of our customers.

•	Providing outstanding product repair service. We service every product that we sell, and we service only the products that we sell. In this way, we can assure our customers that they will receive our service technicians’ exclusive attention to their product repair needs. All of our service centers are authorized factory service facilities that provide trained technicians to offer in-home diagnostic and repair service as well as on-site service and repairs for products that cannot be repaired in the customer’s home.

Store Development and Growth Strategy

In addition to executing our business strategy, we intend to continue to achieve profitable, controlled growth by increasing same store sales, opening new stores and updating, expanding or relocating our existing stores.

•	Increasing same store sales. We plan to continue to increase our same store sales by:

•	continuing to offer quality products at competitive prices;

•	re-merchandising our product offerings in response to changes in consumer demand;

•	adding new merchandise to our existing product lines;

•	training our sales personnel to increase sales closing rates;

•	updating our stores on a three-year rotating basis;

•	focusing more specifically on sales of computers and smaller electronics within the interior track area of our stores, including the expansion of high margin accessory items;

•	continuing to provide a high level of customer service in sales, delivery and servicing of our products; and

•	increasing sales of our merchandise, finance products, service maintenance agreements and credit insurance through direct mail and in-store credit promotion programs.

•	Opening new stores. We intend to take advantage of our reliable infrastructure and proven store model to continue the pace of our new store openings by opening six to eight new stores in fiscal 2006. This infrastructure includes our proprietary management information systems, training processes, distribution network, merchandising capabilities, supplier relationships and centralized credit approval and collection processes. We intend to expand our store base in existing, adjacent and new markets, as follows:

•	Existing and adjacent markets. We intend to increase our market presence by opening new stores in our existing markets, in adjacent markets and in new markets as we identify the need and opportunity. New store openings in these locations will allow us to maximize opportunity in those markets and leverage our existing distribution network, advertising presence, brand name recognition and reputation.

•	New markets. In fiscal 2005, we opened a new store in McAllen in South Texas and continued to open new stores in the Dallas/Fort Worth Metroplex. We have identified several new markets that meet our criteria for site selection, including the Rio Grande Valley in South Texas, New Orleans and central Louisiana around Shreveport, Monroe and Alexandria, southern Oklahoma and southwest Arkansas. We intend to consider these new markets, as well as others, over the next several fiscal years. We intend to first address markets in states in which we currently operate. We expect that this new store growth will include major metropolitan markets in both Texas and Louisiana. We have also identified a number of smaller markets within Texas and Louisiana in which we expect to explore new store opportunities. Our long-term growth plans include markets in other areas of significant population density within neighboring states.

•	Updating, expanding or relocating existing stores. Over the last three years, we have updated, expanded or relocated most of our stores. We have implemented our larger prototype store model at all locations at which the market demands support such store size, and where available physical space would accommodate the required design changes. As we continue to add new stores or replace existing stores, we intend to modify our floor plan to include this new model as we perceive market support. We continuously evaluate our existing and potential sites to ensure our stores are in the best possible locations and relocate stores that are not properly positioned. We typically lease rather than purchase our stores to retain the flexibility of subleasing a location if we later decide that the store is performing below our standards or the market would be better served by a relocation. After updating, expanding or relocating a store, we expect to increase same store sales at those stores.

The addition of new stores has played, and we believe will continue to play, a significant role in our continued growth and success. We currently operate 50 retail stores located in Texas and Louisiana. We opened twelve stores in fiscal 2003, of which five were relocations of existing stores; we opened three stores in fiscal 2004; and we opened six stores in fiscal 2005. We also closed one store during fiscal 2003 and closed a clearance store in one of our markets in fiscal 2005. We plan to continue our store development program by opening an additional six to eight new stores and updating approximately six stores during the balance of fiscal 2006. We believe that continuing our strategies of updating existing stores, growing our store base and locating our stores in desirable geographic markets are essential for our future success.

Customers

We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer accounts for more than 10% of our total revenues; in fact, no single customer accounted for more than $500,000 (less than 0.1%) of our total revenue of $567.1 million during the year ended January 31, 2005.

Products and Merchandising

Product Categories. Each of our stores sells five major categories of products: major home appliances, consumer electronics, home office equipment, delivery and installation services and other household products, including lawn and garden equipment and mattresses. The following table presents a summary of net sales by major product category, service maintenance agreement commissions and service revenues, for the years ended January 31, 2003, 2004, and 2005:

	Years Ended January 31,
	2003		2004		2005
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Major home appliances	$146,550	37.6%	$158,779	36.0%	$168,479	34.1%
Consumer electronics	121,529	31.2	139,417	31.6	154,877	31.3
Track	58,778	15.1	71,511	16.2	86,392	17.5
Delivery and installation	4,524	1.2	6,726	1.5	7,605	1.5
Lawn and garden	9,473	2.4	11,505	2.6	13,712	2.8
Mattresses	4,157	1.1	6,441	1.5	10,263	2.1
Other	6,512	1.7	8,200	1.9	10,232	2.1

Total product sales	351,523	90.3	402,579	91.3	451,560	91.4
Service maintenance agreement commissions	19,317	4.9	20,074	4.6	23,950	4.8
Service revenues	18,656	4.8	18,265	4.1	18,725	3.8

Total net sales	$389,496	100.0%	$440,918	100.0%	$494,235	100.0%

Within these major product categories (excluding service maintenance agreements, service revenues and delivery and installation), we offer our customers over 1,100 SKUs in a wide range of price points. Most of these products are manufactured by brand name companies, including General Electric, Whirlpool, Frigidaire, Maytag, Mitsubishi, Sony, Hitachi, Toshiba, Panasonic, Thomson Consumer Electronics, Serta, Hewlett Packard and Compaq. As part of our good-better-best merchandising strategy, our customers are able to choose from products ranging from low-end to mid- to high-end models in each of our key product categories, as follows:

Category	Products	Selected Brands
Major appliances	Refrigerators, freezers, washers, dryers, ranges, dishwashers, air conditioners and vacuum cleaners	General Electric, Frigidaire, Whirlpool, Maytag, KitchenAid, Sharp, Samsung, Friedrich, Roper, Hoover and Eureka

Consumer electronics	Projection, plasma, LCD and DLP televisions, and home theater systems	Mitsubishi, Thomson Consumer Electronics, Sony, Toshiba, Samsung, Sanyo, JVC, Panasonic, Hitachi, Yamaha, Apple and Fujifilm

Track	Computers, computer peripherals, VCRs, camcorders, digital cameras, DVD players, audio components, compact disc players, speakers and portable electronics (e.g. iPods and PDAs)	Hewlett Packard, Compaq, Sony and Panasonic

Other	Lawn and garden, furniture and mattresses	Poulan, Husqvarna, Toro, Weedeater, Serta

Purchasing. We purchase products from approximately 50 manufacturers and distributors. Our agreements with these manufacturers and distributors typically cover a one or two year time period, are renewable at the option of the parties and are terminable upon 30 days written notice by either party. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal 2005, 61.7% of our total inventory purchases were from six vendors, including 14.2%, 13.8% and 13.2% of our total inventory from Frigidaire, Sony, and Whirlpool respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. We have no indication that any of our suppliers will discontinue selling us merchandise. We have not experienced significant difficulty in maintaining adequate sources of merchandise, and we generally expect that adequate sources of merchandise will continue to exist for the types of products we sell.

Merchandising Strategy. We focus on providing a comprehensive selection of high-quality merchandise to appeal to a broad range of potential customers. Consistent with our good-better-best merchandising strategy, we offer a wide range of product selections from entry-level models through high-end models. We primarily sell brand name warranted merchandise. Our established relationships with major appliance and electronic vendors and our affiliation with NATM, a major buying group, give us purchasing power that allows us to offer custom-featured appliances and electronics and provides us a competitive selling advantage over other independent retailers. We use our prototype store, located near our corporate offices in Beaumont, Texas, to test the sale of all new products and obtain customers’ reactions to new display formats before introducing these products and display formats to our other stores. As part of our merchandising strategy, we operate clearance centers, either as stand-alone units or incorporated within one of our retail stores, in our Houston and San Antonio markets to help sell damaged, used or discontinued merchandise. We intend to open a clearance center in the Dallas market in 2005. We have recently redesigned our approach to the merchandising of our “track” products to provide consumer-friendly point of sale transactions that take place within a track area located in the interior of our store. We believe that this focused approach to creating consumer awareness and ease of purchase of our track products will help increase same store sales. We do, however, expect product margins to decrease because many of these products are sold at lower margins.

Pricing. We emphasize competitive pricing on all of our products and maintain a low price guarantee that is valid in all markets from 10 to 30 days after the sale, depending on the product. At most of our stores, to print an invoice that contains pricing other than the price maintained within our computer system, sales personnel must call a special “hotline” number at the corporate office for approval. Personnel staffing this hotline number are familiar with competitor pricing and are authorized to make price adjustments to fulfill our low price guarantee when a customer presents acceptable proof of the competitor’s lower price. This centralized function also allows us to maintain control of pricing and to store and retrieve pricing data of our competitors.

Customer Service

We focus on customer service as a key component of our strategy. We believe our same day or next day delivery option, which is not offered by most of our competitors, is one of the keys to our success. Additionally, we attempt to answer and resolve all customer complaints within 48 hours of receipt. We track customer complaints by individual salesperson, delivery person and service technician. We send out over 36,000 customer satisfaction survey cards each month covering all deliveries and service calls. Based upon a response rate from our customers of approximately 15%, we consistently report customer satisfaction rates between 90% and 95%.

Store Operations

Stores. At the end of fiscal 2005 we operated 50 retail and clearance stores located in Texas and Louisiana. The following table illustrates our markets, the number of freestanding and strip mall stores in each market and the calendar year in which we opened our first store in each market:

	Number of Stores		First Store Opened
Market	Stand Alone	Strip Mall
Houston	8	10	1983
San Antonio/Austin	6	6	1994
Golden Triangle (Beaumont, Port Arthur and Orange, Texas)	1	4	1937
Baton Rouge/Lafayette	1	4	1975
Corpus Christi	1	0	2002
Dallas/Fort Worth	1	7	2003
McAllen	0	1	2004

Total	18	32

Our stores have an average selling space of approximately 21,800 square feet, plus a rear storage area averaging approximately 6,100 square feet for fast-moving or smaller products that customers prefer to carry out rather than wait for in-home delivery. One of our stores is a clearance center for discontinued product models and damaged merchandise, returns and repossessed product located in our Houston market and contains 12,000 square feet of selling space. All stores are open from 10:00 a.m. to 9:00 p.m. Monday through Friday, from 9:00 a.m. to 9:00 p.m. on Saturday, and from 11:00 a.m. to 7:00 p.m. on Sunday. We also offer extended store hours during the holiday selling season.

Approximately 64% of our stores are located in strip shopping centers and regional malls, with the balance being stand-alone buildings in “power centers” of big box consumer retail stores. All of our locations have parking available immediately adjacent to the store’s front entrance. Our storefronts have a distinctive exterior tower or front that guides the customer to the entrance of the store. Inside the store, a large colorful tile track circles the interior floor of the store. One side of the track leads the customer to major appliances, while the other side of the track leads the customer to a large display of television and projection television products. The inside of the track contains various home office and consumer electronic products such as computers, printers, DVD players, camcorders, digital cameras, MP3 players and telephones. We are continually refining our approach to merchandising of our track products, and in fiscal 2005 expanded our small kitchen appliance assortment, introduced musical products and expanded our offering of seasonal products. Mattresses, furniture and lawn and garden equipment displays occupy the rear of the sales floor. To reach the cashier’s desk at the center of the track area, our customers must walk past our products. We believe this increases sales to customers who have purchased products from us on credit in the past and who return to our stores to make their monthly credit payments.

We have updated most of our stores in the last three years. We expect to continue to update our stores as needed to address each store’s specific needs. All of our updated stores, as well as our new stores, include modern interior selling spaces featuring attractive signage and display areas specifically designed for each major product type. Our prototype store for future expansion has from 22,000 to 26,000 square feet of retail selling space, which is approximately 10% more than the average size of our existing stores and a rear storage area of between 5,000 and 7,000 square feet. Our investment to update a store has averaged approximately $250,000 per store over the past three years, and as a result of the updating, we expect to increase same store sales at those stores. Over the last three years, we have invested approximately $12.5 million updating, refurbishing or relocating our existing stores.

Site Selection. Our stores are typically located adjacent to freeways or major travel arteries and in the vicinity of major retail shopping areas. We prefer to locate our stores in areas where our prominent tower storefront will be the anchor of the shopping center or readily visible from major thoroughfares. We also attempt to locate our stores in the vicinity of major home appliance and electronics superstores. We have typically entered major metropolitan markets where we can potentially support at least 10 to 12 stores. We believe this number of stores allows us to optimize advertising and distribution costs. We have and may continue, however, to elect to experiment with opening lower numbers of new stores in smaller communities where customer demand for products and services outweighs any extra cost. Other factors we consider when evaluating potential markets include the distance from our distribution centers, our existing store locations and store locations of our competitors and population, demographics and growth potential of the market.

Store Economics. We lease 46 of our 50 current store locations, with an average monthly rent of $19,300. Our average investment for the nine new stores we have opened in the last two years was approximately $1.3 million, including leasehold improvements, fixtures and equipment and inventory (net of accounts payable). For these same new stores, the net sales per store has averaged $0.7 million per month over the last 18 months, or the actual time the store has been open, if less than 18 months.

Our new stores have typically been profitable on an operating basis within their first three to six months of operation and, on average have returned our net cash investment in 20 months or less. We consider a new store to be successful if it achieves $8 million to $9 million in sales volume and 2% to 5% in operating margins before other ancillary revenues and allocations of overhead and advertising in the first full year of operation. We expect successful stores that have matured, which generally occurs after two to three years of operations, to generate annual sales of approximately $12 million to $15 million and 5% to 9% in operating margins before other ancillary revenues and overhead and allocations. However, depending on the credit and insurance penetration of an individual store, we believe that a store that does not achieve these levels of sales can still contribute significantly to our pretax margin. Assuming that the store location is both visible and accessible from major thoroughfares and that major competition exists in the general area, we believe that there is a significant difference in sales volume between stores that are freestanding and stores that are located in strip malls. Most of our new and replacement stores, therefore, are stand-alone stores unless there is compelling demographic data to cause us to locate a store in a strip mall where no freestanding sites are available.

Personnel and Compensation. We staff a typical store with a store manager, an assistant manager, 10 to 20 sales personnel and other support staff including cashiers and/or porters based on store size and location. Managers have an average tenure with us of approximately seven years and typically have prior sales floor experience. In addition to store managers, we have five district managers that generally oversee from eight to twelve stores in each market. Our district managers generally have five to fifteen years of sales experience and report to our senior vice president of store operations, who has over twenty years of sales experience. Operationally, we treat the track area of our stores as a store within a store with a separate staff, merchandising function and reporting relationship.

We compensate our sales associates on a straight commission arrangement, while we generally compensate store managers on a salary basis plus incentives and cashiers at an hourly rate. In some instances, store managers receive earned commissions plus base salary. Our clearance center is staffed with a manager and six to eight sales personnel who are paid on a straight commission arrangement. Sales personnel within the track area are also compensated on a straight commission arrangement. We believe that because our store compensation plans are tied to sales, they generally provide us an advantage in attracting and retaining highly motivated employees.

Training. New sales personnel must complete an intensive two week classroom training program conducted at our corporate office. We then require them to spend an additional week riding in a delivery and service truck to gain an understanding of how we serve our customers after the sale is made. Installation and delivery staff and service personnel receive training through an on-the-job program in which individuals are assigned to an experienced installation and delivery or service employee as helpers prior to working alone. In addition, our employees benefit from on-site training conducted by many of our vendors.

We attempt to identify store manager candidates early in their careers with us and place them in a defined program of training. They generally first attend our in-house training program, which provides guidance and direction for the development of managerial and supervisory skills. They then attend an external management course that helps solidify their management knowledge and builds upon their internal training. After completion of these training programs, manager candidates work as assistant managers for six to twelve months and are then allowed to manage one of our smaller stores, where they are supervised closely by the store’s district manager. We give new managers an opportunity to operate larger stores as they become more proficient in their management skills. Each store manager attends mandatory training sessions on a monthly basis and also attends bi-weekly sales training meetings where participants receive and discuss new product information.

Marketing

We design our marketing and advertising programs to increase our brand name recognition, educate consumers about our products and services and generate customer traffic in order to increase sales. Our programs include periodic promotions such as three, six, twelve, eighteen, twenty-four or thirty-six months of no interest financing. We conduct our advertising programs primarily through local newspapers, local radio and television stations and direct marketing through direct mail, telephone and our website.

Direct marketing has become an effective way for us to present our products and services to our existing customers and potential new customers. We use direct mail to target promotional mailings to credit worthy individuals, including new residents in our market areas from time to time. In addition, we use direct mail to market increased credit lines to existing customers, to encourage customers using third party credit to convert to our credit programs and for customer appreciation mailings. We also conduct a mail program to reestablish contact with customers who applied for credit recently at one of our stores but did not purchase a product. We also call customers who recently applied for credit at one of our retail locations but did not purchase a product; this often redirects potential purchasers back into the original store location.

Our website, www.conns.com, offers information about our selection of products and provides useful information to the consumer on pricing, features and benefits for each product and required corporate governance information. Our website also allows the customers residing in the markets in which we operate retail locations to apply and be considered for credit, to see our special on-line promotional items and to make purchases on-line through the use of approved credit cards. The website currently averages approximately 4,400 visits per day from potential and existing customers. During fiscal 2005, our website was the initial source of approximately 78,000 credit applications that resulted in $34.2 million in sales completed in our stores. The website is linked to a call center, allowing us to better assist customers with their credit and product needs.

Distribution and Inventory Management

We typically locate our stores in close proximity of our four regional distribution centers located in Houston, San Antonio and Beaumont, Texas and Lafayette, Louisiana and smaller warehouse facilities in Austin and Dallas, Texas. This enables us to deliver products to our customers quickly, reduces inventory requirements at the individual stores and facilitates regionalized inventory and accounting controls. As part of our continued growth in the Dallas/Fort Worth market, we expect to significantly increase the size of our warehouse facility in fiscal 2006.

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

We maintain a fleet of tractors and trailers that allow us to move products from market to market and from distribution centers to stores. At each distribution center or warehouse facility, we also maintain a fleet of home delivery vehicles that allow us to deliver directly to the customer. Our customers pay a delivery charge based on their choice of same day or next day delivery, and we are able to deliver our products on the same day as, or the next day after, the sale to approximately 95% of our customers.

Finance Operations

General. We sell our products for cash or for payment through major credit cards, which we treat as cash sales. We also offer our customers several financing alternatives through our proprietary credit programs. In the last three fiscal years, we financed, on average, approximately 56% of our retail sales through one of our two credit programs. We offer our customers a choice of installment payment plans and revolving credit plans through our primary credit portfolio. We also offer an installment program through our secondary credit portfolio to a limited number of customers who do not qualify for credit under our primary credit portfolio. The following table shows our product sales and gross service maintenance agreements sales, excluding returns and allowances and service revenues, by method of payment for the periods indicated.

	Years Ended January 31,
	2003		2004		2005
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Cash and other credit cards	$167,041	45.0%	$198,765	47.0%	$193,753	40.8%
Primary credit portfolio:
Installment	158,276	42.7	182,802	43.3	225,369	47.4
Revolving	17,769	4.8	16,627	3.9	20,663	4.3
Secondary credit portfolio	27,754	7.5	24,459	5.8	35,725	7.5

Total	$370,840	100.0%	$422,653	100.0%	$475,510	100.0%

Credit Approval. Our credit programs are operated by our centralized credit department staff, completely independent of sales personnel. As part of our centralized credit approval process, we have developed a proprietary standardized scoring model that provides preliminary credit decisions, including down payment amounts and credit terms, based on both customer and product risk. We developed this model with data analysis by Equifax® to correlate the product category of a customer purchase with the default probability. Although we rely on this program to approve automatically some credit applications from customers for whom we have previous credit experience, over 91.3% of our credit decisions are based on evaluation of the customer’s creditworthiness by a qualified credit grader. As of January 31, 2005, we employed approximately 300 employees who focus on credit approval and collections. These employees are highly trained to follow our strict methodology in approving credit, collecting our accounts, and charging off any uncollectible accounts based on pre-determined aging criteria.

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

Installment accounts are paid over a specified period of time with set monthly payments. Revolving accounts provide customers with a specified amount which the customer may borrow, repay and re-borrow so long as the credit limit is not exceeded. Most of our installment accounts provide for payment over 12 to 36 months, and for those accounts paid in full during fiscal 2005, the average account was outstanding for approximately 13 to 15 months. Our revolving accounts were outstanding approximately 12 to 17 months for those accounts paid in full during fiscal 2005. During fiscal 2005, approximately 8.7% of the applications approved under the primary program were handled automatically through our computer system based on previous credit history with us. We automatically send the application of any new credit customer or any customer seeking additional credit where there has been a past delinquency or performance problem to an experienced, in-house credit grader.

We created our secondary credit portfolio program to meet the needs of those customers who do not qualify for credit under our primary program. If we cannot approve a customer’s application for credit under our primary portfolio, we automatically send the application to the credit staff of our secondary portfolio for further consideration. We offer only the installment program to these customers, and we grant credit to these consumers under stricter underwriting criteria, including higher down payments. An experienced, in-house credit grader administers the credit approval process. Most of the installment accounts approved under this program provide for repayment over 12 to 36 months, and for those accounts paid in full during fiscal 2005, the average account was outstanding for approximately 13 to 15 months.

The following two tables present, for comparison purposes, information regarding our two credit portfolios.

	Primary Portfolio
	Years Ended January 31,
	2003	2004	2005
Total outstanding balance (period end)	$249,410	$293,909	$358,252
Average outstanding customer balance	$1,063	$1,189	$1,268
Number of active accounts (period end)	234,738	247,151	282,533
Total applications processed (1)	451,422	499,755	567,352
Percent of retail sales financed	47.5%	47.2%	51.7%
Total applications approved	57.3%	59.3%	56.4%
Average down payment	10.3%	8.6%	7.4%
Average interest spread (2)	13.0%	12.2%	12.7%

	Secondary Portfolio
	Years Ended January 31,
	2003	2004	2005
Total outstanding balance (period end)	$54,415	$55,561	$70,448
Average outstanding customer balance	$1,077	$1,057	$1,040
Number of active accounts (period end)	50,509	52,566	67,718
Total applications processed (1)	194,407	192,228	238,605
Percent of retail sales financed	7.5%	5.8%	7.5%
Total applications approved	27.6%	26.9%	33.3%
Average down payment	27.0%	27.7%	27.2%
Average interest spread (2)	14.3%	13.0%	14.0%

(1)	Unapproved credit applications in the primary portfolio are automatically referred to the secondary portfolio.
(2)	Difference between the average interest rate yield on the portfolio and the average cost of funds under the program plus the allocated interest related to funds required to finance the credit enhancement portion of the portfolio. Also reflects the loss of interest income resulting from interest free promotional programs.

Credit Quality. We enter into securitization transactions to sell our retail receivables to a qualifying special purpose entity or QSPE, which we formed for this purpose. After the sale, we continue to service these receivables under a contract with the QSPE. We closely monitor these credit portfolios to identify delinquent accounts early and dedicate resources to contacting customers concerning past due accounts. We believe that our local presence, ability to work with customers and flexible financing alternatives contribute to the historically low charge-off rates on these portfolios. In addition, our customers have the opportunity to make their monthly payments in our stores, and approximately 55% of our active credit accounts did so at some time during the last 12 months. We believe that these factors help us maintain a relationship with the customer that keeps losses low while encouraging repeat purchases.

Our follow-up collection activities involve a combination of centralized efforts that take place in our corporate office and outside collection efforts that involve a visit by one of our credit counselors to the customer’s home. We maintain a sophisticated predictive dialer system and letter campaign that helps us contact between 15,000 and 20,000 delinquent customers daily. We also maintain a very experienced skip-trace department that utilizes current technology to locate customers who have moved and left no forwarding address. Our outside collectors provide an on-site contact with the customer to assist in the collection process or, if needed, to actually repossess the product in the event of non-payment. Repossessions are made when it is clear that the customer is unwilling to establish a reasonable payment process. Our legal department represents us in bankruptcy proceedings and filing of delinquency judgment claims and helps handle any legal issues associated with the collection process.

Generally, we deem an account to be uncollectible and charge it off if the account is 120 days or more past due and has not had a payment in the last seven months. Over the last 36 months, we have recovered approximately 28% of charged-off amounts through our collection activities. The income that we realize from our interest in securitized receivables depends on a number of factors, including expected credit losses. Therefore, it is to our advantage to maintain a low delinquency rate and loss ratio on these credit portfolios.

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

The following table reflects the performance of our two credit portfolios, net of unearned interest.

	Primary Portfolio			Secondary Portfolio
	Years Ended January 31,			Years Ended January 31,
	2003	2004	2005	2003	2004	2005
	(dollars in thousands)			(dollars in thousands)
Total outstanding balance (period end)	$249,410	$293,909	$358,252	$54,415	$55,561	$70,448
Average total outstanding balance	$234,682	$271,659	$323,108	$48,165	$54,988	$64,484
Account balances over 60 days old (period end)	$12,524	$13,484	$17,503	$3,652	$4,783	$5,640
Percent of balances over 60 days old to total outstanding (period end)	5.0%	4.6%	4.9%	6.7%	8.6%	8.0%
Allowance for doubtful accounts (period end)	$8,722	$9,534	$10,168	$1,853	$2,224	$2,089
Percent allowance for doubtful accounts to total outstanding (period end)	3.5%	3.2%	2.8%	3.4%	4.0%	3.0%
Bad debt write-offs (net of recoveries)	$6,135	$7,905	$7,601	$1,425	$1,499	$1,604
Percent of write-offs (net) to average outstanding (1)	2.6%	2.9%	2.4%	3.0%	2.7%	2.5%

(1)	The fiscal year ended January 31, 2005, includes the benefit of new information received during the year, which impacted the realization of sales tax credits on prior year write-offs.

The following table presents information regarding the growth of our combined credit portfolios, including unearned interest.

	Years Ended January 31,
	2003	2004	2005
	(dollars in thousands)
Beginning balance	$311,032	$362,076	$418,702
New receivables financed	302,494	331,849	423,935
Revolving finance charges	4,818	4,354	3,926
Returns on account	(5,508)	(6,860)	(10,670)
Collections on account	(243,200)	(263,313)	(312,484)
Accounts charged off	(10,528)	(12,820)	(12,805)
Recoveries of charge-offs	2,968	3,416	3,600

Ending balance	362,076	418,702	514,204
Less unearned interest at end of period	(58,251)	(69,232)	(85,504)

Total portfolio managed, net	$303,825	$349,470	$428,700

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

We require proof of property insurance on all installment credit purchases, although we do not require that customers purchase this insurance from us. During fiscal 2005, approximately 77.0% of our credit customers purchased one or more of the credit insurance products we offer, and approximately 38.3% purchased all of the insurance products we offer. Commission revenues from the sale of credit insurance contracts represented approximately 3.5%, 3.3% and 3.2% of total revenues for fiscal years 2003, 2004 and 2005, respectively.

Warranty Service. We provide warranty service for all of the products we sell and only for the products we sell. Customers purchased service maintenance agreements on products representing approximately 51.2% of our total retail sales for fiscal 2005. These agreements broaden and extend the period of covered manufacturer warranty service for up to five years from the date of purchase, depending on the product, and cover certain items during the manufacturer’s warranty period. These agreements are sold at the time the product is purchased. Customers may finance the cost of the agreements along with the purchase price of the associated product. We contact the customer prior to the expiration of the service maintenance period to provide them the opportunity to renew the period of warranty coverage.

We have contracts with unaffiliated third party insurers that issue the service maintenance agreements to cover the costs of repairs performed by our service department under these agreements. The initial service contract is between the customer and the independent insurance company, but we are the insurance company’s first choice to provide service when it is needed. We receive a commission on the sale of the contract, and we bill the insurance company for the cost of the service work that we perform. Commissions on these third party contracts are recognized in revenues, net of the payment to the third party obligor. Renewal contracts are between the customer and our in-house service department. Under renewal contracts we recognize revenues received, and direct selling expenses incurred, over the life of the contracts, and expense the cost of the service work performed as products are repaired.

Of the 15,000 to 20,000 repairs that we perform each month, approximately 39.9% are covered under these service maintenance agreements, approximately 47.8% are covered by manufacturer warranties and the remainder are “walk-in” repairs from our customers. Revenues from the sale of service contracts represented approximately 5.0%, 4.6%, and 4.8% of net sales during fiscal years 2003, 2004 and 2005, respectively.

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

We employ a Nortel telephone switch and state of the art Avaya (formerly Mosaix) system predictive dialer, as well as a redundant data network and cable plant, to improve the efficiency of our collection and overall corporate communication efforts.

As part of our ongoing system availability protection and disaster recovery planning, we are implementing a secondary AS/400 system in two phases. During phase one, we installed and implemented a back-up AS/400 system in our corporate offices to provide the ability to switch production processing from the primary system to the secondary system within fifteen to thirty minutes should the primary system become disabled or unreachable. The two machines are kept synchronized utilizing third party software. This backup system provides “high availability” of the production processing environment. Implementation of the second phase will add additional “disaster recovery” support through the relocation of the secondary AS/400 to another site geographically removed from our corporate office. The functionality, synchronization of data and switch of production processing from primary to secondary will continue to function as in the first phase, just through the offsite system. This configuration will also allow for more frequent system and software maintenance without disrupting normal production.

Competition

According to Twice, total industry manufacturer sales of home appliances and consumer electronics products in the United States, including imports, to the top 100 dealers were estimated to be $18.1 billion and $106.6 billion, respectively, in 2003. The retail home appliance market is large and concentrated among a few major suppliers. Sears has historically been the leader in the retail home appliance market, with a market share among the top 100 retailers of approximately 31% in 2003, down from 36% in 2002. The consumer electronics market is highly fragmented. We estimate that the two largest consumer electronics superstore chains accounted for less than 28% of the total electronics sales attributable to the 100 largest retailers in 2003. However, new entrants in both industries have been successful in gaining market share by offering similar product selections at lower prices.

As reported by Twice, based upon revenue in 2003, we were the 13th largest retailer of home appliances. Our competitors include national mass merchants such as Sears and Wal-Mart, specialized national retailers such as Circuit City and Best Buy, home improvement stores such as Lowe’s and Home Depot, and locally-owned regional or independent retail specialty stores. The availability and convenience of the Internet and other direct-to-consumer alternatives are increasing as a competitive factor in our industry, especially for distribution of computer and entertainment software.

We compete primarily based on enhanced customer service through our unique sales force training and product knowledge, same day or next day delivery capabilities, proprietary in-house credit program, guaranteed low prices and product repair service.

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

Employees

As of January 31, 2005, we had approximately 2,200 full-time employees and 100 part-time employees, of which approximately 1,200 were store employees. We provide a comprehensive benefits package including health, life, long term disability, and dental insurance coverage as well as a 401(k) plan, paid vacation, sick pay and holiday pay. None of our employees are covered by collective bargaining agreements. We have never had a work stoppage, and we believe our employee relations are good.

Tradenames and Trademarks

We have registered the trademarks “Conn’s” and our logos.

Available Information

We are subject to reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, and its rules and regulations. The Exchange Act requires us to file reports, proxy and other information statements and other information with the Securities and Exchange Commission (“SEC”). Copies of these reports, proxy statements and other information can be inspected and copied at the SEC Public Reference Room, 450 Fifth Street, N.W.,Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain these materials electronically by accessing the SEC’s home page on the internet at www.sec.gov.

In addition, we make available, free of charge on our internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading “Conn’s Investor Relations,” by accessing our website at www.conns.com. Also, reports and other information concerning us are available for inspection and copying at NASDAQ Capital Markets.

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

We plan to continue our expansion by opening an additional six to eight new stores in fiscal 2006. We anticipate these new stores to include additional stores in the Dallas/Fort Worth Metroplex, South Texas, where we currently have two stores, and possibly others in areas where we have not operated previously. We have not yet selected sites for all of the stores that we plan to open within the next fiscal year . We may not be able to open all of these stores, and any new stores that we open may not be profitable or meet our goals. Any of these circumstances could have a material adverse effect on our financial results.

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

We finance most of our customer receivables through asset-backed securitization facilities. The trust arrangement governing these facilities currently provides for two separate series of asset-backed notes that allow us to finance up to $450 million in customer receivables. Under each note series, we transfer customer receivables to a qualifying special purpose entity we formed for this purpose in exchange for cash, subordinated securities and the right to receive cash flows equal to the interest rate spread between the transferred receivables and the notes issued to third parties (“interest only strip”). This qualifying special purpose entity, in turn, issues notes that are collateralized by these receivables and entitle the holders of the notes to participate in certain cash flows from these receivables. The Series A program is a $250 million variable funding note held by Three Pillars Funding Corporation, of which $117.5 million was drawn as of January 31, 2005. The Series B program consists of $200 million in private bond placements that was fully drawn as of January 31, 2005.

Our ability to raise additional capital through further securitization transactions, and to do so on economically favorable terms, depends in large part on factors that are beyond our control.

These factors include:

•	conditions in the securities and finance markets generally;

•	conditions in the markets for securitized instruments;

•	the credit quality and performance of our customer receivables;

•	our ability to obtain financial support for required credit enhancement;

•	our ability to service adequately our financial instruments;

•	the absence of any material downgrading or withdrawal of ratings given to our securities previously issued in securitizations; and

•	prevailing interest rates.

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

An increase in interest rates may adversely affect our profitability.

The interest rates on our bank credit facility and the Series A program under our asset-backed securitization facility fluctuate up or down based upon the LIBO/LIBOR rate, the prime rate of our administrative agent or the federal funds rate in the case of the bank credit facility and the commercial paper rate in the case of the Series A program. To the extent that such rates increase, the fair value of the interest only strip will decline and our interest expense could increase which may result in a decrease in our profitability.

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

We estimate that capital expenditures during fiscal 2006 will be approximately $15 million to $17 million and that capital expenditures during future years may exceed this amount. We expect that cash provided by operating activities, available borrowings under our credit facility, and access to the unfunded portion of our asset-backed securitization program will be sufficient to fund our operations, store expansion and updating activities and capital expenditure programs through at least January 31, 2006. However, this may not be the case. We may be required to seek additional capital earlier than anticipated if future cash flows from operations fail to meet our expectations and costs or capital expenditures related to new store openings exceed anticipated amounts.

A decrease in our credit sales could lead to a decrease in our product sales and profitability.

In the last three years, we financed, on average, approximately 56% of our retail sales through our internal credit programs. Our ability to provide credit as a financing alternative for our customers depends on many factors, including the quality of our accounts receivable portfolio. Payments on some of our credit accounts become delinquent from time to time, and some accounts end up in default, due to several factors, including general and local economic conditions. As we expand into new markets, we will obtain new credit accounts that may present a higher risk than our existing credit accounts since new credit customers do not have an established credit history with us. A general decline in the quality of our accounts receivable portfolio could lead to a reduction of available credit provided through our finance operations. As a result, we might sell fewer products, which could adversely affect our earnings. Further, because approximately 55% of our credit customers make their credit account payments in our stores, any decrease in credit sales could reduce traffic in our stores and lower our revenues. A decline in the credit quality of our credit accounts could also cause an increase in our credit losses, which could result in a decrease in our securitization income or increase the provision for bad debts on our statement of operations and result in an adverse effect on our earnings. A decline in credit quality could also lead to stricter underwriting criteria which might have a negative impact on sales.

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

Our ability to maintain and increase revenues depends to a large extent on the periodic introduction and availability of new products and technologies. We believe that the introduction and continued growth in consumer acceptance of new products, such as digital video recorders and digital, high-definition televisions, will have a significant impact on our ability to increase revenues. These products are subject to significant technological changes and pricing limitations and are subject to the actions and cooperation of third parties, such as movie distributors and television and radio broadcasters, all of which could affect the success of these and other new consumer electronics technologies. It is possible that new products will never achieve widespread consumer acceptance.

If we fail to anticipate changes in consumer preferences, our sales may decline.

Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our success depends upon our ability to anticipate and respond in a timely manner to trends in consumer preferences relating to major household appliances and consumer electronics. If we fail to identify and respond to these changes, our sales of these products may decline. In addition, we often make commitments to purchase products from our vendors up to six months in advance of proposed delivery dates. Significant deviation from the projected demand for products that we sell may have a material adverse effect on our results of operations and financial condition, either from lost sales or lower margins due to the need to reduce prices to dispose of excess inventory.

A disruption in our relationships with, or in the operations of, any of our key suppliers could cause our sales to decline.

The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers such as General Electric, Whirlpool, Frigidaire, Maytag, Mitsubishi, Sony, Hitachi, Panasonic, Samsung, Thomson Consumer Electronics, Toshiba, Hewlett Packard and Compaq. We do not have long term supply agreements or exclusive arrangements with the majority of our vendors. We typically order our inventory through the issuance of individual purchase orders to vendors. We also rely on our suppliers for cooperative advertising support. We may be subject to rationing by suppliers with respect to a number of limited distribution items. In addition, we rely heavily on a relatively small number of suppliers. Our top six suppliers represented 61.7% of our purchases for fiscal 2005, and the top two suppliers represented approximately 28.0% of our total purchases. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition.

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

Furthermore, we rely on credit from vendors to purchase our products. As of January 31, 2005, we had $26.9 million in accounts payable and $62.3 million in merchandise inventories. A substantial change in credit terms from vendors or vendors’ willingness to extend credit to us would reduce our ability to obtain the merchandise that we sell, which could have a material adverse effect on our sales and results of operations.

You should not rely on our comparable store sales as an indication of our future results of operations because they fluctuate significantly.

Our historical same store sales growth figures have fluctuated significantly from quarter to quarter. For example, same store sales growth for each of the quarters of fiscal 2005 were 3.5%, 7.2%, 1.5%, and 0.9%, respectively. Even though we achieved double-digit same store sales growth prior to fiscal 2002, we may not be able to increase same store sales at this pace in the future. This is reflected in the declining rate of increases in same store sales that have occurred over the last several quarters. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

•	changes in competition;

•	general economic conditions;

•	new product introductions;

•	consumer trends;

•	changes in our merchandise mix;

•	changes in the relative sales price points of our major product categories;

•	the impact of our new stores on our existing stores, including potential decreases in existing stores’ sales as a result of opening new stores;

•	weather conditions in our markets;

•	timing of promotional events;

•	timing and location of major sporting events; and

•	our ability to execute our business strategy effectively.

Changes in our quarterly and annual comparable store sales results could cause the price of our common stock to fluctuate significantly.

Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate, which could adversely affect our common stock price.

We experience seasonal fluctuations in our net sales and operating results. In fiscal 2005, we generated 28.7% and 24.1% of our net sales and 30.7% and 25.8% of our net income in the fiscal quarters ended January 31 (which included the holiday selling season) and April 30 (which included our annual grand opening sales event), respectively. We also incur significant additional expenses during these fiscal quarters due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fiscal quarters ending January 31 and April 30, our net sales could decline, resulting in excess inventory, which could harm our financial performance. A shortfall in expected net sales, combined with our significant additional expenses during these fiscal quarters, could cause a significant decline in our operating results. This could adversely affect our common stock price.

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

Pending litigation relating to the sale of credit insurance and the sale of service maintenance agreements in the retail industry, including one lawsuit in which we were the defendant, could adversely affect our business.

We understand that states’ attorneys general and private plaintiffs have filed lawsuits against other retailers relating to improper practices conducted in connection with the sale of credit insurance in several jurisdictions around the country. We offer credit insurance in all of our stores and require the purchase of property credit insurance products from us or from third party providers in connection with sales of merchandise on installment credit; therefore, similar litigation could be brought against us. While we were previously named as a defendant in a purported class action lawsuit alleging breach of contract and violations of state and federal consumer protection laws arising from the terms of our service maintenance agreements, we were advised in January 2005 that the court dismissed the lawsuit and the plaintiff’s time for appeal of that judgment expired without action, and that the court’s judgment is final. While we believe we are in full compliance with applicable laws and regulations, if we are found liable in any future lawsuit regarding credit insurance or service maintenance agreements, we could be required to pay substantial damages or incur substantial costs as part of an out-of-court settlement, either of which could have a material adverse effect on our results of operations and stock price. An adverse judgment or any negative publicity associated with our service maintenance agreements or any potential credit insurance litigation could also affect our reputation, which could have a negative impact on sales.

If we lose key management or are unable to attract and retain the highly qualified sales personnel required for our business, our operating results could suffer.

Our future success depends to a significant degree on the skills, experience and continued service of Thomas J. Frank, Sr., our Chairman of the Board and Chief Executive Officer, William C. Nylin, Jr., our President and Chief Operating Officer, David L. Rogers, our Chief Financial Officer, David R. Atnip, our Senior Vice President and Secretary/Treasurer, Sydney K. Boone, our General Counsel, and other key personnel. If we lose the services of any of these individuals, or if one or more of them or other key personnel decide to join a competitor or otherwise compete directly or indirectly with us, our business and operations could be harmed, and we could have difficulty in implementing our strategy In addition, as our business grows, we will need to locate, hire and retain additional qualified sales personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results could suffer.

Because our stores are located in Texas and Louisiana, we are subject to regional risks.

Our 50 stores are located exclusively in Texas and Louisiana. This subjects us to regional risks, such as the economy, weather conditions, hurricanes and other natural disasters. If the region suffered an economic downturn or other adverse regional event, there could be an adverse impact on our net sales and profitability and our ability to implement our planned expansion program. Several of our competitors operate stores across the United States and thus are not as vulnerable to the risks of operating in one region.

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

If we are unable to maintain group credit insurance policies from insurance carriers, which allow us to offer their credit insurance products to our customers purchasing on credit, our revenues could be reduced and bad debts might increase.

There are a limited number of insurance carriers that provide credit insurance coverage for sale to our customers. If credit insurance becomes unavailable for any reason we may be unable to offer replacement coverage on the same terms, if at all. Even if we are able to obtain replacement coverage, it may be at higher rates or reduced coverage, which could affect the customer acceptance of these products, reduce our revenues or increase our credit losses.

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

We believe that our success and ability to compete depends in part on consumer identification of the name “Conn’s.” We have registered the trademarks “Conn’s” and our logo. We intend to protect vigorously our trademark against infringement or misappropriation by others. A third party, however, could attempt to misappropriate our intellectual property in the future. The enforcement of our proprietary rights through litigation could result in substantial costs to us that could have a material adverse effect on our financial condition or results of operations.

Any changes in the tax laws of the states of Texas and Louisiana could affect our state tax liabilities.

The Texas house of representatives recently approved a bill for presentation to the Texas senate that would, among other things, remove the current exemption from franchise tax liability that limited partnerships enjoy. This has been brought before the state legislature before this year, without gaining the necessary votes for passage. We cannot predict the outcome of this legislation. If it were to pass and become law, it would have a negative impact on our results of operations. We are not aware of any current bills in either the legislatures of Texas or Louisiana that, if passed, could have a materially adverse effect on our financial condition or results of operations.

The continuing rise in oil and gasoline prices could affect our customers’ determination to drive to our stores, and cause us to raise our delivery charges.

A continuing significant increase in oil and gasoline prices could adversely affect our customers’ shopping decisions and patterns. We rely heavily on our internal distribution system and our same or next day delivery policy to satisfy our customers’ needs and desires, and any such significant increases could result in increased distribution charges. Such increases may not significantly affect our competitors.

ITEM 2. PROPERTIES.

The following summarizes the geographic location of our stores, warehouse and distribution centers and corporate facilities by major market area:

Geographic Location	No. of Locations	Leased Facilities	Total Square Feet	Warehouse Square Feet	Leases With Options Expiring Beyond 10 Years
Golden Triangle District	5	5	153,568	32,169	5
Louisiana District	5	5	129,890	27,200	5
Houston District	18	14	394,240	90,070	12
San Antonio/Austin District	12	12	350,830	79,082	12
Corpus Christi	1	1	51,670	14,300	1
McAllen	1	1	31,500	5,000	1
Dallas District	8	8	237,553	53,925	8

Store Totals	50	46	1,349,251	301,746	44
Warehouse/Distribution Centers	6	3	565,113	565,113	1
Service Centers	5	3	191,932	133,636	1
Corporate Offices	1	1	106,783	25,000	1

Total	62	53	2,213,079	1,025,495	47

ITEM 3. LEGAL PROCEEDINGS.

We were previously a named defendant in a lawsuit alleging an inappropriate overlap in the warranty periods provided by the manufacturers of the products we sell and the periods covered by the service maintenance agreements that we sell, seeking unspecified damages and an injunction against our current practices. The lawsuit additionally was seeking to establish a class action for breach of contract and violations of state and federal consumer protection laws arising from the terms of our service maintenance agreements. We challenged the lawsuit vigorously believing that the terms of our service maintenance agreements are consistent with industry standards and practices. In January 2005, we were informed that the litigation was dismissed by the 172nd District Court of Jefferson County, Texas, that the plaintiff’s time for appeal of that judgment expired without action, and that the court’s judgment is final.

We are involved in routine litigation incidental to our business from time to time. We do not expect the outcome of any of this routine litigation to have a material effect on our financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

What is the principal market for our common stock?

The principal market for our common stock is the NASDAQ National Market. Our common stock is listed on the NASDAQ National Market under the symbol “CONN.” Information regarding the high and low sales prices for our common stock for each quarterly period since our initial public offering as reported on NASDAQ is summarized as follows:

	High	Low
Period November 24, 2003 through January 31, 2004	$16.70	$14.00
Quarter ended April 30, 2004	$18.08	$14.50
Quarter ended July 31, 2004	$19.18	$15.35
Quarter ended October 31, 2004	$16.82	$13.79
Quarter ended January 31, 2005	$18.33	$14.37

How many common stockholders do we have?

As of March 25, 2005, we had approximately 71 common stockholders of record and an estimated 3,100 beneficial owners of our common stock.

Did we declare any cash dividends in fiscal 2005 or fiscal 2004?

No cash dividends were paid in fiscal 2005 or 2004. We do not anticipate paying dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Has the Company had any sales of unregistered securities during the last year?

The Company has had no sales of unregistered securities during fiscal 2005.

ITEM 6. SELECTED FINANCIAL DATA.

	Years Ended July 31,		Six Months Ended January 31, 2002	Twelve Months Ended January 31, 2002	Years Ended January 31,
	2000	2001			2003	2004	2005
	(unaudited) (dollars and shares in thousands, except per share amounts)
Statement of Operations (1):
Total revenues	$276,933	$327,257	$206,896	$378,525	$445,973	$499,310	$567,092
Operating expense:
Cost of goods sold, including ware- housing and occupancy cost	169,411	201,963	127,543	233,226	276,956	317,712	359,710
Selling, general and administrative expense	78,304	92,194	58,630	106,949	125,712	135,174	152,900
Provision for bad debts	793	1,734	1,286	2,406	4,125	4,657	5,637

Total operating expense	248,508	295,891	187,459	342,581	406,793	457,543	518,247

Operating income	28,425	31,366	19,437	35,944	39,180	41,767	48,845
Interest expense, net and minority interest	4,836	3,754	2,940	4,855	7,237	4,577	2,477

Earnings before income taxes	23,589	27,612	16,497	31,089	31,943	37,190	46,368
Provision for income taxes	8,991	9,879	5,944	11,130	11,342	12,850	16,243

Net income from continuing operations	14,598	17,733	10,553	19,959	20,601	24,340	30,125
Discontinued operations, net of tax	30	(546)	—	(389)	—	—	—

Net income	14,628	17,187	10,553	19,570	20,601	24,340	30,125
Less preferred stock dividends (2)	(2,046)	(2,173)	(1,025)	(1,939)	(2,133)	(1,954)	—

Net income available for common stockholders	$12,582	$15,014	$9,528	$17,631	$18,468	$22,386	$30,125

Earnings per common share:
Basic	$0.73	$0.87	$0.56	$1.03	$1.10	$1.26	$1.30
Diluted	$0.72	$0.87	$0.55	$1.01	$1.10	$1.22	$1.27
Average common shares outstanding:
Basic	17,350	17,169	17,025	17,060	16,724	17,726	23,192
Diluted	17,384	17,194	17,327	17,383	16,724	18,335	23,754

Other Financial Data:
Stores open at end of period	28	32	36	36	42	45	50
Same store sales growth (3)	8.9%	10.3%	16.7%	15.6%	1.3%	2.6%	3.6%
Inventory turns (4)	5.6	5.9	7.5	6.8	6.6	6.5	6.0
Gross margin percentage (5)	38.8%	38.3%	38.4%	38.4%	37.9%	36.4%	36.6%
Operating margin (6)	10.3%	9.6%	9.4%	9.5%	8.8%	8.4%	8.6%
Return on average equity (7)	42.8%	36.7%	35.9%	34.9%	28.3%	19.5%	16.4%
Capital expenditures	$6,920	$14,833	$10,551	$15,547	$15,070	$9,401	$19,619

Balance Sheet Data:
Working capital	$33,888	$40,752	$45,546	$45,546	$69,984	$115,366	$148,074
Total assets	116,075	134,425	145,644	145,644	181,798	234,760	268,003
Total debt	30,735	31,445	38,750	38,750	51,992	14,512	10,532
Preferred stock	18,520	15,400	15,226	15,226	15,226	—	—
Total stockholders’ equity	41,785	54,879	62,860	62,860	82,669	166,590	200,802

(1)	Information excludes the operations of the rent-to-own division that was sold in February, 2001.
(2)	Dividends were not actually declared or paid until 2004, but are presented for purposes of earnings per share calculations.
(3)	Same store sales growth is calculated by comparing the reported sales by store for all stores that were open throughout a period to reported sales by store for all stores that were open throughout the prior period. Sales from closed stores have been removed from each period. Sales from relocated stores have been included in each period because each such store was relocated within the same general geographic market. Sales from expanded stores have been included in each period.
(4)	Inventory turns are defined as the cost of goods sold, excluding warehousing and occupancy cost, divided by the average of the beginning and ending product inventory; information for the six months ended January 31, 2002 has been annualized for comparison purposes.
(5)	Gross margin percentage is defined as total revenues less cost of goods and parts sold, including warehousing and occupancy cost, divided by total revenues.
(6)	Operating margin is defined as operating income divided by total revenues.
(7)	Return on average equity is calculated as current period net income from continuing operations divided by the average of the beginning and ending equity; information for the six months ended January 31, 2002 has been annualized for comparison purposes.

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

General

Our consolidated financial statements and related notes comprise over 20 pages. We intend the following discussion and analysis to provide you with a better understanding of our financial condition and performance in the indicated periods, including an analysis of those key factors that contributed to our financial condition and performance and that are, or are expected to be, the key “drivers” of our business.

We, through our 50 retail stores, provide products and services to our customers in, currently, six primary market areas, including Houston, San Antonio/Austin, Dallas/Fort Worth, southern Louisiana, Southeast Texas, and South Texas. Products and services offered through retail sales outlets include major home appliances, consumer electronics, home office equipment, lawn and garden products, mattresses, service maintenance agreements, customer credit programs, including installment and revolving credit account services, and various credit insurance products. These activities are supported through our extensive service, warehouse and distribution system. Our stores bear the “Conn’s” name, after our founder’s family, and deliver the same products and services to our customers. All of our stores follow the same procedures and methods in managing their operations. The Company’s management evaluates performance and allocates resources based on the operating results of the retail stores and considers the credit programs, service contracts and distribution system to be an integral part of the Company’s retail operations.

Presented below is a diagram setting forth our five cornerstones which represent, in our view, the five components of our sales goal – strong merchandising systems, state of the art credit options for our customers, extensive warehousing and distribution system, a service system to all of our customers that extends beyond the warranty periods, and our uniquely, well-trained employees in each area. Each of these systems combine to create a “nuts and bolts” support system for our customers needs and desires. Each of these systems is discussed at length in the Business section of this report.

We, of course, derive a large part of our revenue from our product sales. However, unlike many of our competitors, we provide in-house credit options for our customers’ product purchases. In the last three years, we have financed, on average, approximately 56% of our retail sales through these programs. In turn, we finance (convert to cash) substantially all of our customer receivables from these credit options through an asset-backed securitization facility. See “Business – Finance Operations” for a detailed discussion of our in-house credit programs. As part of our asset-backed securitization facility, we have created a qualifying special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and to issue asset-backed and variable funding notes to third parties to fund such purchases. We transfer our receivables, consisting of retail installment contracts and revolving accounts extended to our customers, to the issuer in exchange for cash and subordinated securities.

While our warehouse and distribution system does not directly generate revenues, other than the fees paid by our customers for delivery and installation of the products to their homes, it is our extra, “value-added” program that our existing customers have come to rely on, and our new customers are hopefully impressed with sufficient to become repeat customers. We derive revenues from our repair services on the products we sell. Additionally, acting as an agent for unaffiliated companies, we sell credit insurance to protect our customers from credit losses due to death, disability, involuntary unemployment and damage to the products they have purchased, to the extent they do not already have it.

Executive Overview

This overview is intended to provide an executive level overview of our operations for our fiscal year ended January 31, 2005. A detailed explanation of the changes in our operations for the fiscal year ended January 31, 2005 as compared to the prior year is included beginning on page 33. Following are significant financial items in managements view:

•	Our revenues for the fiscal year ended January 31, 2005 increased by 13.6 percent, or $67.8 million, from fiscal year 2004 to $567.1 million due to sales growth and increased securitization income.

•	Our pretax income for fiscal 2005 increased by 24.7 percent or approximately $ 9.2 million, from fiscal 2004 to $ 46.4 million. Our pretax income was negatively impacted by the required implementation of Section 404 of the Sarbanes-Oxley Act. The cost of the implementation, not including the man hours of our employees, during our fiscal year 2005 was approximately $ 600,000. We believe the cost of continued testing and compliance will be substantially less than that expended during fiscal 2005.

•	Our same store sales growth rate for the fiscal year ended January 31, 2005 was 3.6%, with same store revenues increasing from $410.2 million for fiscal 2004 to $425.0 million for fiscal year 2005. The same store growth rate for fiscal 2004 was 2.6%. We believe that our continued introduction of new and improved products for the track area of our stores, as well as our new relationship with Serta for our sale of mattresses will allow our same store sales to continue in positive growth rates during fiscal 2006.

•	Operating cash flows from operations were $170,000 for fiscal 2005. Our operating cash flows decreased as a result of offering interest free promotional credit programs which helped increase sales. We amended our asset backed securitization programs to allow inclusion of a portion of the promotional credit receivables which moderated the impact on cash of the increased offering. We will continue to seek a market for the financing of these receivables in order to attain a higher percentage being funded.

•	Revenues of $42.0 million for fiscal 2005 from the eight new stores we opened in the Dallas/Fort Worth Metroplex during fiscal 2004 and fiscal 2005 are not included in same store sales figures for fiscal 2005 because of the timing of their opening. Due to the staggered opening of the stores in this market, including three in the final quarter of fiscal 2004, a comparison to fiscal 2004 does not accurately reflect the significant impact of this market.

•	Our gross product margin was 36.6% for fiscal year 2005, an increase from 36.4% in fiscal 2004. Our operating margin increased to 8.6% from 8.4% in fiscal 2004. These margins were positively impacted by improved margins to the floor generally as a result of excitement generated in the marketplace by lower prices on technology products in our track, consumer electronics and appliances. Our gross product and operating margins were also positively impacted by moderation of initial “start-up” costs as a result of our entry in the Dallas/Fort Worth Metroplex market, as standby costs in personnel and advertising in the market were shared by more stores and greater sales.

•	As of January 31, 2005, we no longer lease any properties from Specialized Realty Development Services, LP, or SRDS, a variable interest entity that has been consolidated into our financial statements pursuant to the provisions of Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). During fiscal 2005, SRDS sold all of its properties, subject to our leases, to GE Commercial Finance Business Property. As a result of that transaction, we no longer have any relationship, directly or indirectly, with SRDS, and the provisions of FIN 46 relative to variable interest entities no longer apply to our financials. Consequently, the consolidated balance sheet at January 31, 2005 does not include accounts of SRDS that were previously consolidated with our financial statements. This exclusion reduced cash, total property and equipment, debt and minority interests reflected in our financial statements by approximately $1.0 million, $15.2 million, $14.4 million, and $1.8 million, respectively. However, our consolidated statements of operations and cash flows for fiscal 2005 include the operations and cash flows of SRDS through the dates the sales were completed. Since FIN 46 will no longer applies to these leases, the Company will prospectively classify all lease payments made under the leases as lease expense, as it does all other operating leases, rather than recording depreciation, interest and minority interest as previously reported under the provisions of FIN 46. The Company’s pre-tax income will not be impacted. The completion of the transaction by SRDS will have no effect on the operations of the Company, as the Company’s existing leases remain in effect, with the new owner becoming the Company’s landlord. Our shareholders’ equity is not impacted.

•	In late 2003, we utilized the net proceeds of our initial public offering to retire all of our balance sheet debt and thereby substantially reduce our interest expense since the last quarter of fiscal 2004. Furthermore, the discontinuation of hedge accounting in fiscal 2003 impacted our interest expense as the change in fair value of derivatives is being recorded as an adjustment to operations rather than through Other comprehensive income (OCI). As an offset to this present benefit, we are amortizing the balance previously recorded to OCI over the period in which the remaining hedge amounts impacts the statement of operations which will end April 15, 2005.

Operational Changes and Resulting Outlook

We have implemented, continued increased focus on or modified several initiatives in fiscal 2005 that we believe will positively impact our future operating results, including:

•	increased our promotional “interest-only” products to include 18-, 24- and 36-month options, offered at strategic times during the seasonal fluctuations in our operations, and implemented our ability to include a portion of the resulting receivables in our asset backed securitization programs;

•	continued and increased use of our direct mail marketing campaign as a single promotional activity rather than necessarily combining it with other promotional programs, which we believe not only increased our new customer base, but also reduced the amount of the price discounts that are sometimes required in order to influence our customers’ purchasing decisions;

•	identification of demographic constituencies within a given U.S. Postal Service carrier route for our direct mail campaigns combined with an increase in promotional credit, which we believe allowed us to obtain better direct penetration rates for our promotional campaigns;

•	continued development and implementation of strategies for the merchandising of our track products, including inventory diversification, separate merchandising plans and displays, separate sales and managerial personnel, and convenient check-out procedures, which we believe increased sales within the track area, but which also necessarily decreased our gross product margin percentage as a result of the pricing of this type of product;

•	continued attention to and refinement of our existing display space to provide additional footage and attractive presentation to promote lawn and garden products, since our stores are in a geographic area that is conducive to year-around use of these products;

•	further modification of our sales commission plan, which we believe further aligned our sales personnel compensation with our overall sales objectives

Our continued growth in the Dallas/Fort Worth Metroplex and surrounding areas is dependent on our ability to develop an adequate distribution center for that market. The present cross-dock facility in that market contains approximately 36,000 square feet and will accommodate approximately seven to ten stores. We are currently in the planning stages to develop a complete warehouse and distribution center for this market that we expect to contain approximately 100,000 to 125,000 square feet. Additional annual cost to lease and operate such a facility is projected at approximately $1.0 million, but savings in costs of distribution and re-inventorying of a new facility is expected to reduce the impact of such additional cost. We expect that we will open a new distribution center for the Dallas/Fort Worth and surrounding distribution areas during the second or third quarter of fiscal 2006.

The consumer electronics industry depends on new products to drive same store sales increases. Typically, these new products, such as digital televisions, DVD players, digital cameras and MP3 players are introduced at relatively high price points that are then gradually reduced as the product becomes more mainstream. To maintain positive same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps drive the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. This has historically been our experience, and we continue to adjust our marketing strategies to address this challenge through the introduction of new product categories and new products within our existing categories.

Application of Critical Accounting Policies

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as “critical accounting estimates.” We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of January 31, 2005.

Transfers of Financial Assets. We transfer customer receivables to the QSPE that issues asset-backed securities to third party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. As we transfer the accounts, we record an asset representing the “interest only strip”, which is cash flows resulting entirely from the interest on the security. The gain or loss recognized on these transactions is based on our best estimates of key assumptions, including forecasted credit losses, payment rates, forward yield curves, costs of servicing the accounts and appropriate discount rates. The use of different estimates or assumptions could produce different financial results. For example, if we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates), our interest in securitized assets would have been reduced by $4.1 million as of January 31, 2005, which may have an adverse effect on earnings. We recognize income from our interest in these transferred accounts based on the difference between the interest earned on customer accounts and the costs associated with financing and servicing the transferred accounts, less a provision for bad debts associated with the transferred assets. This income is recorded as “Finance charges and other” in our consolidated statement of operations. If the assumption used for developing the reserve for doubtful accounts on the books of the QSPE were changed by 0.5% from 3.4% to 3.9%, the impact to recorded “Finance charges and other” would have been a reduction in revenues and pretax income of $1.7 million.

Deferred Tax Assets. We have significant net deferred tax assets (approximately $4.8 million as of January 31, 2005), which are subject to periodic recoverability assessments. Realization of our net deferred tax assets may be dependent upon whether we achieve projected future taxable income. Our estimates regarding future profitability may change due to future market conditions, our ability to continue to execute at historical levels and our ability to continue our growth plans. These changes, if any, may require material adjustments to these deferred tax asset balances. For example, if we had assumed that the future tax rate at which these deferred items would reverse was 34.1% rather than 35.1%, we would have reduced the net deferred tax asset and net income by approximately $135,000.

Intangible Assets. We have significant intangible assets related primarily to goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Effective August 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Prior to adoption of SFAS 142, we amortized goodwill over an estimated life of fifteen years on a straight-line basis. Effective with the implementation of SFAS 142, we ceased amortizing goodwill and began testing potential impairment of this asset annually based on judgments regarding ongoing profitability and cash flow of the underlying assets. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believe is impaired. Our goodwill balance at January 31, 2004 and 2005 was $9.6 million

Property, Plant and Equipment. Our accounting policies regarding land, buildings, and equipment include judgments regarding the estimated useful lives of such assets, the estimated residual values to which the assets are depreciated, and the determination as to what constitutes increasing the life of existing assets. These judgments and estimates may produce materially different amounts of depreciation and amortization expense than would be reported if different assumptions were used. These judgments may also impact the need to recognize an impairment charge on the carrying amount of these assets if the anticipated cash flows associated with the assets are not realized. In addition, the actual life of the asset and residual value may be different from the estimates used to prepare financial statements in prior periods.

Revenue Recognition. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligor on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, based on claims experience, at the time that they are earned. When we sell service maintenance agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These direct obligor service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer’s warranty and the third party obligor contracts and typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amounts of service maintenance agreement revenue deferred at January 31, 2004 and 2005 were $3.9 million and $3.9 million, respectively, and are included in “Deferred revenue” in the accompanying balance sheets. The amounts of service maintenance agreement revenue recognized for the fiscal years ended January 31, 2003, 2004 and 2005 were $3.3 million, $4.5 million and $5.0 million, respectively.

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

Recent Accounting Pronouncements. In December 2004, Statement of Financial Accounting Standards No. 123R, Share-Based Payment, was issued. This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains an employees services. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, based on the grant-date fair value of the award, and record that cost over the period during which the employee is required to provide service in exchange for the award. Additionally, the statement provides multiple options for adopting the requirements of the standard. We are currently analyzing the impact this statement will have on our consolidated results of operations and our financial position. We are required under existing accounting standards to provide supplemental disclosure in the footnotes to our financial statements as if our financial statements had been prepared using the fair value method of accounting for stock based compensation. See Note 1 to our financial statements for additional information.

Results of Operations

The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated.

	Years ended January 31,
	2003	2004	2005
Revenues:
Product sales	78.8%	80.6%	79.6%
Service maintenance agreement commissions (net)	4.3	4.0	4.2
Service revenues	4.2	3.7	3.3

Total net sales	87.3	88.3	87.1
Finance charges and other	12.7	11.7	12.9

Total revenues	100.0	100.0	100.0
Cost and expenses:
Cost of goods sold, including warehousing and occupancy costs	61.1	62.8	62.6
Cost of parts sold, including warehousing and occupancy costs	1.0	0.8	0.8
Selling, general and administrative expense	28.2	27.1	27.0
Provision for bad debts	0.9	0.9	1.0

Total costs and expenses	91.2	91.6	91.4

Operating income	8.8	8.4	8.6
Interest expense (including minority interest)	1.6	0.9	0.4

Earnings before income taxes	7.2	7.5	8.2
Provision for income taxes
Current	3.0	2.6	2.9
Deferred	(0.4)	—	—

Total provision for income taxes	2.6	2.6	2.9

Net income	4.6%	4.9%	5.3%

In reviewing the percentages reflected in the above table, we noted that the following trends in our operations developed within the last twelve months. They are summarized as follows:

•	Service revenues as a percentage of total revenues are continuing to decline. This decrease is attributable to a more stringent review of claims submitted under our third-party and company-obligor service maintenance agreement programs for warranty repair services. As a result of these reviews, however, retrospective commissions, due to claims reductions, have increased. These commissions are included in “Finance charges and other”.

•	The slight decrease in cost of goods sold as a percentage of total revenues reflects the shift in product mix as we continue to grow the track category. We expect this trend to continue.

•	The decline in selling, general and administrative expense reflects the implementation of various cost reduction programs and the achievement of economies of scale as revenue continues to grow. We expect to continue to incur significant additional administrative costs associated with being a publicly held company, e.g. the costs associated with implementing Sarbanes-Oxley Section 404 in fiscal 2005 and the expected continued cost of compliance with this and other regulatory measures. The cost of our required implementation of Section 404 of the Sarbanes-Oxley Act, including the man-hours of our employees, during our fiscal year 2005 represents a one-time significant addition to our selling, general and administrative expenses. We believe the cost of continued testing and compliance during future fiscal years will be substantially less than that expended during fiscal 2005.

•	The declining trend in interest expense as a percentage of total revenues is a function of the pay-off of debt with our IPO proceeds and the impact of expiring interest rate swap agreements. Assuming that we are successful in continuing to generate positive cash flow, we expect interest expense to continue to decline as the last portion of our interest rate swaps expire in April, 2005.

•	We believe our operating margin has stabilized in the 8.4% to 8.6% range as we continue to balance increased sales with operating costs.

The specific causes of these trend variations are discussed in detail under the comparison of operating results for the year ended January 31, 2004 to the year ended January 31, 2005.

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

The following table presents certain operations information in dollars and percentage changes from year to year:

Analysis of Consolidated Statements of Operations

(in thousands except percentages)

	Years Ended January 31,			2004 vs. 2003 Incr/(Decr)		2005 vs. 2004 Incr/(Decr)
	2003	2004	2005	Amount	Pct	Amount	Pct
Revenues
Product sales	$351,523	$402,579	$451,560	$51,056	14.5%	$48,981	12.2%
Service maintenance agreement commissions (net)	19,317	20,074	23,950	757	3.9	3,876	19.3
Service revenues	18,656	18,265	18,725	(391)	(2.1)	460	2.5

Total net sales	389,496	440,918	494,235	51,422	13.2	53,317	12.1
Finance charges and other	56,477	58,392	72,857	1,915	3.4	14,465	24.8

Total revenues	445,973	499,310	567,092	53,337	12.0	67,782	13.6
Cost of goods and parts sold	276,956	317,712	359,710	40,756	14.7	41,998	13.2

Gross Profit	169,017	181,598	207,382	12,581	7.4	25,784	14.2
Gross Margin	37.9%	36.4%	36.6%
Selling, general and administrative expense	125,712	135,174	152,900	9,462	7.5	17,726	13.1
Provision for bad debts	4,125	4,657	5,637	532	12.9	980	21.0

Operating income	39,180	41,767	48,845	2,587	6.6	7,078	16.9
Operating Margin	8.8%	8.4%	8.6%
Interest expense	7,237	4,577	2,359	(2,660)	(36.8)	(2,218)	(48.5)
Minority interest in limited partnership	—	—	118	—		118

Pretax Income	31,943	37,190	46,368	5,247	16.4	9,178	24.7
Income taxes	11,342	12,850	16,243	1,508	13.3	3,393	26.4

Net Income	20,601	24,340	30,125	3,739	18.1	5,785	23.8
Less preferred dividends	2,133	1,954	—	(179)	(8.4)	(1,954)	(100.0)

Net income available for common stockholders	$18,468	$22,386	$30,125	$3,918	21.2%	$7,739	34.6%

Refer to the above Analysis of Consolidated Statements of Operations in condensed form while reading the operations review on a year by year basis.

Year Ended January 31, 2004 Compared to the Year Ended January 31, 2005

Revenues. Total revenues grew by $67.8 million, or 13.6%, for the year ended January 31, 2005 when compared to the prior year, $53.3 million of which was attributable to net sales increases and $14.5 million was due to finance charges and other. Of the $53.3 million increase in net sales, $40.5 million was a result of “new store” sales during fiscal 2005 generated by nine retail locations that we opened in the last quarter of fiscal 2004 and in fiscal 2005. Since these stores were not open for twelve consecutive months in both periods they were not included in “same-store” sales numbers We expect to continue our expansion program by adding additional stores in existing markets as well as in new market areas, and we expect “new store” sales to be consistent with that presented for fiscal 2005. However, to the extent we continue to open new stores in existing markets, the same store sales for the existing stores in that market may suffer temporarily as they mature with their own customer base and demographics. In fiscal 2005, same store sales increased by $14.8 million. The net sales increase was influenced by an increase in service revenues of approximately $460,000, but reduced by $2.4 million for discounting sales applicable to promotional credit programs with terms greater than one year to their fair value. Of the $49.0 million change in product sales, approximately $18.0 million was attributable to increases in unit sales and approximately $31.0 million was attributable to increases in average unit price points. Most of the volume impact was due to appliances, mattresses and track sales, and price point impact was due mostly to consumers selecting higher priced products as new technology prices fall and become more affordable.

As reflected in the tables above and below, product sales and net sales are increasing at a somewhat lower rate than they did in fiscal years 2003 and 2004. This lower rate of growth resulted primarily from a continuing lower growth rate for same store sales. However, we believe that we will continue to have same store sales increases by re-merchandising our product offerings, training sales personnel to increase closing rates, regularly updating our stores, continuing to emphasize a high level of customer service, developing our track area and by supplementing our promotional “no interest” credit option with promotional periods greater than twelve months. We expect that much of our future sales increases will continue to come from new stores and modest gains in same store sales.

The following table presents the makeup of net sales by product category in each period, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts (in thousands) and as a percentage of total net sales.

	Years Ended January 31,				Percentage Increase (Decrease)
	2004		2005
	Amount	Percent	Amount	Percent
Major home appliances	$158,779	36.0%	$168,479	34.1%	6.1%
Consumer electronics	139,417	31.6	154,877	31.3	11.1
Track	71,511	16.2	86,392	17.5	20.8	(1)
Delivery and installation	6,726	1.5	7,605	1.5	13.1
Lawn and garden	11,505	2.6	13,712	2.8	19.2	(2)
Mattresses	6,441	1.5	10,263	2.1	59.3	(2)
Other	8,200	1.9	10,232	2.1	24.8	(3)

Total product sales	402,579	91.3	451,560	91.4	12.2
Service maintenance agreement commissions	20,074	4.6	23,950	4.8	19.3
Service revenues	18,265	4.1	18,725	3.8	2.5

Total net sales	$440,918	100.0%	$494,235	100.0%	12.1%

(1)	Emphasis continues to be given to promotion of sales in the “track” area of computers, computer peripherals, portable electronics and small appliances.
(2)	The increases in lawn and garden and mattresses result from our increased emphasis placed on these relatively new product categories and the introduction of the Serta brand mattresses to our product line.
(3)	There has been significant growth in the sales of furniture, primarily recliners and other seating products. More square footage is being devoted to furniture in certain store locations as we continue to “test the market” for this product category.

The increase in fiscal year 2005 revenue from Finance charges and other of approximately $14.5 million resulted primarily from an increase in revenues of $11.7 million from our securitization programs, a $1.5 million increase in insurance commissions, including retrospective commissions, an increase in service maintenance agreement retrospective commissions of $0.5 million, an increase in interest received on maintenance reserve funds of $0.4 million, and an increase in interest received from receivables not sold of $0.4 million. We expect an increase in our securitization income as our sales increase. The increase in securitization income resulted from greater asset transfers to the QSPE due to increased retail sales and a higher credit penetration rate, as well as the inclusion of a portion of our promotional credit sales in the programs.

Cost of Goods and Parts Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $41.5 million, or 13.2%, for the year ended January 31, 2005. This increase primarily resulted from the 12.2% product sales increase as well as an increase in cost of retail products sold as a percentage of net product sales from 77.9% in the 2004 period to 78.7% in the 2005 period. The overall increase in cost of goods sold as a percentage of product sales was primarily caused by the continued deterioration of retail price points and sales of relatively lower margin computer products growing at a more rapid rate than sales of higher margin products. We expect price deterioration to continue which will negatively impact gross product margins. Cost of parts sold increased approximately $0.5 million, or 11.7%, as service revenues increased slightly.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $17.7 million or 13.1%, for the year ended January 31, 2005. This increase was primarily the result of increased sales salaries and commissions (and other payroll-related expense), delivery, occupancy and depreciation expense due to the addition of new stores and all in line with the 12.1% increase in net sales. Professional services was up 41.2% which partially reflects the effect of complying with Sarbanes/Oxley Section 404 by expending approximately $600,000 on direct implementation, including our independent accounting firms cost incurred in testing and preparation necessary to issue its initial report, but not including our employee man hours. General liability, property and health insurance costs were up 24.3% due to additional stores, additional employees (primarily sales) and the higher exposure of being a publicly-traded company. These cost increases were partially offset by decreases in telephone, amortization, advertising and equipment lease expense.

Provision for Bad Debts. The provision for bad debts increased by $1.0 million or 21.1% for the year ended January 31, 2005 primarily due to the 21.2% increase in our average outstanding balance of our credit portfolio.

Interest Expense. Interest expense decreased by $2.2 million, or 48.5%, from $4.6 million for the year ended January 31, 2004, to $2.4 million for the year ended January 31, 2005. The decrease was attributable to the following:

•	the expiration of $30.0 million of our interest rate hedges in April 2003 and the expiration of $50.0 million of our interest rate hedges in November 2003 and the discontinuation of hedge accounting for derivatives resulted in a net decrease of $1.4 million in interest expense from the prior period; and

•	the decrease in our average outstanding debt from $39.9 million to $2.6 million (when ignoring the impact of FIN 46 consolidation of $14.8 million, see below) as a result of our public offering and payoff of substantially all of our outstanding debt with the proceeds resulted in a decrease in interest expense of approximately $1.9 million;

these decreases were offset by the following:

•	the increase in interest rates in our continuing revolving debt facilities and related commitment fees of $361,000; and

•	the implementation of FIN 46 resulted in reclassification of $759,000 in expenses previously reflected as occupancy cost in Selling, general and administrative expense to Interest expense; these reclassifications should not be necessary in the future since we are no longer subject to the provisions of FIN 46.

Minority Interest. As a result of FIN 46, beginning February 1, 2004, we eliminate the pretax operating profit contributed from the consolidation of SRDS through the minority interest line item in our consolidated statement of operations.

Provision for Income Taxes. The provision for income taxes increased by $3.4 million, or 26.4%, for the year ended January 31, 2005. The increase in the tax provision was directly related to the increase in pretax profits of $9.2 million, or 24.7%. The effective tax rate attributable to continuing operations for the year ended January 31, 2005 was 35.0%, compared with 34.6% for the prior year. Taxes were comprised of federal and state rates totaling 35.5% in both periods offset by cash refunds due to return amounts being lower than estimates and adjustments of previous tax provisions in both periods. Assuming that there are no changes in federal or state tax laws, it is expected that the effective tax rate for fiscal 2006 will return to approximately 35.5%.

Net Income. As a result of the above factors, net income increased by $5.8 million, or 23.8%, for the year ended January 31, 2005. Net income available for common shareholders increased $7.7 million, or 34.6%, for the year ended January 31, 2005.

Year Ended January 31, 2003 Compared to Year Ended January 31, 2004

Revenues. Total revenues increased by $53.3 million for the year ended January 31, 2004. The increase was attributable to increases of $51.4 million in net sales and $1.9 million in Finance charges and other. Of the $51.4 million increase in net sales, $40.3 million was generated by nine retail locations that were not open for twelve consecutive months in both periods and not included in our same store sales numbers. Same store sales increased $9.3 million, or 2.6%, for those stores that were open all twelve months in both periods. Increases in delivery and installation charges were partially offset by a decline in service revenues and accounted for the remaining $1.8 million net sales increase. The change in net sales was primarily due to increased unit volume of sales representing an increase of approximately $107.6 million in sales that were offset by deteriorating price points that represent a decrease in sales of approximately $56.2 million. The addition of a second line of computers, increased sales in our track area, increased sales of our mattresses and lawn and garden product lines and a significant increase in projection television sales accounted for much of the increased unit volume of sales.

We believe that at least a portion of the smaller increase in same store sales was the result of a temporary negative impact on our existing stores caused by opening new stores in existing markets. For example, after opening our Sugarland store in the Houston market in January 2003, retail sales before service maintenance agreement cancellations in the market increased by 10.1% during the year ended January 31, 2004 compared to the 2003 period, but our same store sales for the existing 17 stores in this market that were open for a full twelve months in both periods increased only by 4.9%. Likewise, our San Antonio/Austin market experienced a 22.5% total increase in retail sales as we opened four new stores in the area while our same store sales for our ten existing stores in this market increased only 8.9% when compared to the 2003 period. In addition, in an effort to reduce our delinquency rates, we increased down payment and verification requirements on certain of our credit accounts, which led to lower approval rates in the first six months of 2004, and we modified the selection criteria for our direct mail program that effectively limited promotional credit and overall credit penetration in the same time frame, which resulted in fewer credit applications being processed as a percentage of sales. During fiscal 2004, we modified our down payment requirements, use of promotional credit and the selection criteria for our direct mail program to previous levels, which we believe increased our credit penetration while maintaining our historical delinquency and charge-off rates.

As reflected in the tables above and below, product sales and net sales are increasing at a slower rate than they did in the past. This slowing trend results primarily from a decline in same store sales within the last six months of fiscal 2003 and during fiscal 2004, indicating that some of our stores may be reaching maturity as it relates to market penetration. However, we believe that we positioned many of our stores, particularly those that have reached more mature levels, to have the potential for additional same store sales increases by re-merchandising our product offerings, training sales personnel to increase closing rates, regularly updating our stores, continuing to emphasize a high level of customer service and developing our track area; we do expect that much of our future sales increases will continue to come both from existing stores and new stores.

The following table presents the makeup of net sales by product category in each period, including service maintenance agreement commissions and service revenues, expressed in thousands of dollars and as a percentage of total net sales.

	Years Ended January 31,				Percentage Increase (Decrease)
	2003		2004
	Amount	Percent	Amount	Percent
Major home appliances	$146,550	37.6%	$158,779	36.0%	8.3%
Consumer electronics	121,529	31.2	139,417	31.6	14.7	(1)
Track	58,778	15.1	71,511	16.2	21.7	(2)
Delivery and installation	4,524	1.2	6,726	1.5	48.7	(3)
Lawn and garden	9,473	2.4	11,505	2.6	21.5	(4)
Mattresses	4,157	1.1	6,441	1.5	54.9	(4)
Other	6,512	1.7	8,200	1.9	25.9	(2)

Total product sales	351,523	90.3	402,579	91.3	14.5
Service maintenance agreement commissions	19,317	5.0	20,074	4.6	3.9	(5)
Service revenues	18,656	4.8	18,265	4.1	(2.1	)(6)

Total net sales	$389,496	100.0%	$440,918	100.0%	13.2%

(1)	The increase in net sales of consumer electronics is related primarily to increases in sales in projection televisions, liquid crystal display televisions and the introduction of the digital light processor big screen televisions.
(2)	The increase in track sales and other was due to the emphasis that was placed on these categories as significant components of same store sales growth.
(3)	The increase in delivery and installation revenues reflects growth in appliance and electronic unit sales and a price increase for delivery and installation charges.
(4)	The increases in lawn and garden and mattresses results from the emphasis placed on these product categories as significant components of same store sales growth.
(5)	The relatively smaller increase in service maintenance agreement sales reflects the impact of deteriorating price points of consumer electronic items and the increased consumer confidence in newer products; in addition, the modification of the sales commission program reduced the emphasis previously placed on this category of sales.
(6)	The decrease in service revenues is attributable to a more stringent review of claims made under our third-party and company-obligor service maintenance agreement programs for warranty repair services. This decrease in service revenues was partially offset by increased retrospective commissions recorded in the line “Finance charges and other”.

Revenue from finance charges and other increased by approximately $1.9 million for the year ended January 31, 2004. This increase in revenue resulted primarily from an increase in retrospective claim settlements of $2.4 million, an increase in interest received on maintenance reserve funds of $0.5 million, an increase in interest received from receivables not sold of $0.6 million and an increase in insurance commissions of $0.8 million. These increases in revenues were offset by a decrease in securitization income of $2.4 million. The decrease in income from sale of receivables to the QSPE of $2.4 million resulted primarily from increased program costs of $5.7 million and increased bad debts and other of $1.0 million that were offset by additional interest income of $4.3 million that was generated as a result of a 15% increase in the credit portfolio. Increases in program costs resulted from the fixing of the interest rate on $200 million in bonds and the increase in the credit portfolio. Additionally, during the 2003 period, we replaced a number of manual functions associated with the processing of non-cash revenue adjustments in our credit control group with an auto-post function. While we were able to reduce personnel costs associated with this function, we experienced a one-time revenue decrease of approximately $0.6 million as we converted estimates to actual adjustments.

Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $41.1 million for the year ended January 31, 2004. This increase primarily resulted from the 13.2% net sales increase as well as an increase in cost of retail products sold as a percentage of net product sales from 76.1% in the 2003 period to 77.3% in the 2004 period. The overall increase in cost of goods sold as a percentage of net sales was primarily caused by the continued deterioration of retail price points and margins for consumer electronics products, over-discounting in connection with the promotion of products for store grand openings in February and March 2003 and the entry into the Dallas/Fort Worth market, and sales of relatively lower margin computer products growing at a more rapid rate than sales of higher margin home appliance products. While we believe that we have corrected the problems associated with higher discounting of prices, we do expect price deterioration to continue which will negatively impact gross product margins. Cost of parts sold decreased approximately $0.3 million, or 27.4%, as service revenues decreased as a result of lower warranty revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $9.5 million for the year ended January 31, 2004. This increase was considerably less than the 12.0% increase in total revenues as we began to focus on cost reductions, including salaries and payroll related costs, advertising and telephone expenses. These cost reductions were partially offset by one-time expenditures of approximately $0.6 million associated with a change in methodology of calculating commissions for sales personnel and $0.3 million for the settlement of a dispute with a former shareholder.

Provision for Bad Debts. The provision for bad debts increased by $0.5 million for the year ended January 31, 2004. The increase in the bad debt provision resulted from a change in eligibility requirements under the new asset securitization program that we implemented in September 2002, which resulted in our retaining a larger amount of receivables that had become ineligible for transfer to the QSPE, as well as an increase in charge-offs associated with our credit insurance and service programs.

Interest Expense. Interest expense decreased by $2.7 million for the year ended January 31, 2004. The decrease was attributable to the following decreases in interest expense:

•	$0.4 million due to a decrease in average outstanding debt from $49.0 million in the 2003 period to $39.9 million in the 2004 period; and

•	$2.5 million, net, resulting from the expiration of $30.0 million of our interest rate hedges in April 2003 and the expiration of $50.0 million of our interest rate hedges in November 2003 and the discontinuation of hedge accounting for;

•	offset by an increase of approximately $0.2 million due to increasing interest rates .

Provision for Income Taxes. The provision for income taxes increased by $1.5 million for the year ended January 31, 2004. The increase in the tax provision was directly related to the increase in pretax profits of $5.2 million, or 16.4% and was offset by a cash refund from previously over provided income taxes of $0.4 million. The effective tax rate attributable to continuing operations for the two periods was consistent at 35.5%. However, the one-time adjustment of the tax rate for the year ended January 31, 2004 for the cash refund of previously over provided income taxes resulted in a decrease in the current year effective tax rate to 34.6%.

Net Income. As a result of the above factors, net income increased by $3.7 million for the year ended January 31, 2004.

Impact of Inflation

We do not believe that inflation has a material effect on our net sales or results of operations. However, a continuing significant increase in oil and gasoline prices could adversely affect our customers’ shopping decisions and patterns. We rely heavily on our internal distribution system and our same or next day delivery policy to satisfy our customers’ needs and desires, and any such significant increases could result in increased distribution charges. Such increases may not affect our competitors in the same manner as it affects us.

Seasonality and Quarterly Results of Operations

Our business is somewhat seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31. The fiscal quarter ending January 31 reflects the holiday selling season, the major collegiate bowl season, the National Football League playoffs and the Super Bowl. Over the four quarters of fiscal 2005, gross margins were 36.3%, 36.5%, 37.0% and 36.5%. During the same period, operating margins were 9.4%, 8.1%, 7.6% and 9.2%. A portion of the fluctuation in gross margins and operating margins is due to planned infrastructure cost additions, such as increased warehouse space and larger stores, additional personnel and systems required to absorb the significant increase in revenues that we have experienced over the last several years.

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

The following table sets forth certain unaudited quarterly statement of operations information for the eight quarters ended January 31, 2005. The unaudited quarterly information has been prepared on a consistent basis and includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Years Ended January 31,
	2004				2005
	Quarter Ended				Quarter Ended
	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Apr. 30	Jul. 31	Oct. 31	Jan. 31
Total revenues	$120,791	$117,126	$117,390	$144,004	$134,877	$136,601	$132,910	$162,704
Percent of total revenues	24.2%	23.5%	23.5%	28.8%	23.8%	24.1%	23.4%	28.7%

Gross profit	$42,555	$43,438	$43,664	$51,941	$48,999	$49,805	$49,228	$59,350
Gross profit as a percentage of total revenues	35.2%	37.1%	37.2%	36.1%	36.3%	36.5%	37.0%	36.5%

Operating profit	$9,433	$10,218	$9,044	$13,072	$12,715	$11,057	$10,117	$14,956
Operating profit as a percentage of total revenues	7.8%	8.7%	7.7%	9.1%	9.4%	8.1%	7.6%	9.2%

Net income available for common stockholder	$4,499	$4,936	$4,737	$8,215	$7,773	$6,790	$6,315	$9,247
Net income available for common stockholder as a percent of revenue	3.7%	4.2%	4.0%	5.7%	5.8%	5.0%	4.8%	5.7%

Outstanding shares:
Basic	16,720	16,720	16,720	20,744	23,145	23,179	23,206	23,230
Diluted	16,720	16,720	16,720	21,353	23,749	23,801	23,681	23,764

Earnings per share:
Basic	$0.27	$0.30	$0.28	$0.40	$0.34	$0.29	$0.27	$0.40
Diluted	$0.27	$0.30	$0.28	$0.38	$0.32	$0.29	$0.27	$0.39

Liquidity and Capital Resources

We require capital to finance our growth as we add new stores and markets to our operations which in turn requires additional working capital for increased receivables and inventory. We have historically financed our operations through a combination of cash flow generated from operations and external borrowings, including primarily bank debt and asset-backed securitization facilities. In December 2003, we completed our IPO and received net proceeds of the offering of approximately $58.4 million. Of this amount, approximately $51.3 million was used to reduce then existing balance sheet debt. At January 31, 2005, we had a revolving line of credit facility with a group of lenders in the amount of $35 million, of which we had drawn approximately $5.0 million and utilized $2.1 million to issue letters of credit. We expect that our cash requirements for the foreseeable future, including those for our capital expenditure requirements, will be met with our available line of credit, our existing $7.0 million in cash and cash equivalents at January 31, 2005, together with cash generated from operations. Although not required, we may seek additional financing sources for new store expansions.

The following is a summary of our statement of cash flows for our fiscal years 2003, 2004 and 2005:

The decrease in cash flow from operating activities for fiscal year 2005 from fiscal year 2004 of $12.2 million, resulted primarily from increased “interest-free” promotional credit activity and net negative changes in working capital primarily due to increased inventory levels and payments of income taxes. We anticipate continued credit promotions to drive retail sales, and, as a result, we expect to continue to experience lower amounts of cash flow generated from operating activities. However, during fiscal 2005, we successfully amended our asset backed securitization program to permit the inclusion of certain retail installment contracts and revolving charge agreement receivables, including our “Cash Option and Deferred Interest Receivables” for terms up to thirty-six months in the eligible asset base of our asset backed securitization financing arrangements, providing partial funding of these receivables. While this should alleviate some of the “drag” on our cash flow from operating activities, we are pursuing additional financing of these types of receivables, which we believe will improve our cash flow.

Our promotional credit programs offered to certain customers provide for “same as cash” interest free periods of varying terms, generally three, six, twelve, eighteen, twenty-four or thirty-six months. These promotional accounts are eligible for securitization up to 30.0% of eligible securitized receivables. The percentage of eligible securitized receivables represented by promotional receivables was 14.4%, 15.0% and 23.5% as January 31, 2003, 2004 and 2005, respectively. To the extent we exceed this 30.0% limit, or to the extent we have such promotional credit receivables that do not qualify for inclusion in the programs, we are required to use our other capital resources to fund the unpaid balance of the receivables for the promotional period. The weighted average promotional period was 10.9 and 12.5 months for promotional receivables outstanding as of January 31, 2004 and January 31, 2005, respectively. The weighted average remaining term on those same promotional receivables was 8.0 and 9.0 months, respectively. While overall these promotional receivables have a much shorter average weighted life than non-promotional receivables, we receive less income as a result of a reduced net interest margin used in the calculation of the gain on the sale of the receivables. As a result, the existence of the interest free extended payment terms negatively impacts the gains or losses as compared to the other receivables, and results in a decrease in our available cash.

Net cash used by investing activities increased $10.4 million, or 128.0%, from $8.1 million for the year ended January 31, 2004, to $18.5 million for the year ended January 31, 2005. The increase in cash used resulted primarily from an increase in purchases of property and equipment. The increase in cash expended for property and equipment resulted from the opening of five new stores in the Dallas/Fort Worth Metroplex, and in the McAllen, Texas markets, and the update and refurbishing of more existing stores than in the 2004 period. Additional increases to property and equipment resulted from the purchase of vehicles and other equipment rather than leasing. Based on current plans, we expect to open at least six to eight new stores and a distribution center in the Dallas/Fort Worth market and continue our store update program. We estimate that capital expenditures for the 2006 fiscal year will approximate $15 million to $17 million.

We lease 46 of our 50 stores, and our plans for future store locations include primarily leases, but does not exclude store ownership. Our capital expenditures for future store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and warehouses), the cost of which is approximately $1.0 million per store, and for our existing store remodels, in the range of $250,000 per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are reviewing new relationship and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we are successful in these relationship developments, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores.

Net cash generated by financing activities increased $6.7 million from $5.2 million net cash provided during the year ended January 31, 2004, to $11.9 million net cash provided during the year ended January 31, 2005. This change resulted primarily from the net borrowings under our bank credit facility and the proceeds from the exercise of stock options. We do not expect to incur significant net borrowing or repayments under our bank credit facilities in fiscal 2006.

We have amended our revolving credit facility to extend the maturity date to October 31, 2007, decrease the amount of the facility to $35 million from $40 million a year ago, and add a sublimit for standby letters of credit of $5 million. Loans under our revolving credit facility may, at our option, bear interest at either the alternate base rate, which is the greater of the administrative agent’s prime rate or the federal funds rate, or the adjusted LIBO/LIBOR rate for the applicable interest period, in each case plus an applicable interest margin. The interest margin is between 0.00% and 0.75% for base rate loans and between 1.00% and 2.00% for LIBO/LIBOR alternative rate loans. The applicable interest margin was 0.25% for base rate loans and 1.50% for LIBO/LIBOR alternative rate loans as of January 31, 2005. The interest margin will vary depending on our debt coverage ratio. We make a practice of entering into underlying debt agreements that support the revolver portion of the credit facility for periods of three months or less. We additionally pay commitment fees for the undrawn portion of our revolving credit facility. At January 31, 2005 the interest rate on the revolving facility was 5.5%.

In addition, the portion of each future receivable, based on its face amount, advanced in cash under the securitization program has been reduced from approximately 80% in fiscal 2003 to approximately 75% currently. Since this results in an increase in the retained balance of accounts receivable, we must finance this increase through sources other than the securitization program itself. We have used, and will continue to require, a portion of our bank credit facility, and cash generated from operations to finance this increased level of accounts receivable.

A summary of the significant financial covenants that govern our bank credit facility compared to our actual compliance status at January 31,2005, is presented below:

	Actual	Required Minimum/ Maximum
Debt service coverage ratio must exceed required minimum	3.21 to 1.00	2.00 to 1.00
Total leverage ratio must be lower than required maximum	2.10 to 1.00	3.00 to 1.00
Adjusted consolidated net worth must exceed required minimum	$193,126,000	$109,541,000
Charge-off ratio must be lower than required maximum	0.02 to 1.00	0.05 to 1.00
Extension ratio must be lower than required maximum	0.03 to 1.00	0.04 to 1.00
Delinquency ratio must be lower than required maximum	0.08 to 1.00	0.12 to 1.00

Note: All terms in the above table are defined by the bank credit facility and may or may not agree directly to the financial statement captions in this document.

Events of default under the credit facility include, subject to grace periods and notice provisions in certain circumstances, non-payment of principal, interest or fees; violation of covenants; material inaccuracy of any representation or warranty; default under or acceleration of certain other indebtedness; bankruptcy and insolvency events; certain judgments and other liabilities; certain environmental claims; and a change of control. If an event of default occurs, the lenders under the credit facility are entitled to take various actions, including accelerating amounts due under the credit facility and requiring that all such amounts be immediately paid in full. Our obligations under the credit facility are secured by all of our and our subsidiaries’ assets, excluding customer receivables owned by the QSPE and certain inventory subject to vendor floor plan arrangements.

The following table reflects outstanding commitments for borrowings and letters of credit, and the amounts utilized under those commitments, as of January 31, 2005:

	Commitment Expires in Fiscal Year Ending January 31,							Balance at January 31, 2005	Available at January 31, 2005
	2006	2007	2008	2009	2010	Thereafter	Total
Revolving Bank Facility (1)	$—		$35,000				$35,000	$7,100	$27,900
Unsecured Line of Credit	8,000						8,000	5,500	2,500
Inventory Financing (2)	27,000						27,000	15,350	11,650
Letters of Credit	1,500						1,500	—	1,500

Total	$36,500	$—	$35,000	$—	$—	$—	$71,500	$27,950	$43,550

(1)	Includes letter of credit sublimit. There was $2.1 million of letters of credit issued at January 31, 2005.
(2)	Included in accounts payable on the consolidated balance sheet as of January 31, 2005.

Since we extend credit in connection with a large portion of our retail, service maintenance and credit insurance sales, we created a QSPE in 2002 to purchase customer receivables from us and to issue asset-backed and variable funding notes to third parties to finance its purchase of these receivables. We transfer receivables, consisting of retail installment contracts and revolving accounts extended to our customers, to the issuer in exchange for cash, subordinated securities and the right to receive the interest spread between the assets held by the QSPE and the notes issued to third parties and our servicing fees. The subordinated securities issued to us accrue interest based on prime rates and are subordinate to these third party notes

Both the bank credit facility and the asset-backed securitization program are significant factors relative to our ongoing liquidity and our ability to meet the cash needs associated with the growth of our business. Our inability to use either of these programs because of a failure to comply with their covenants would adversely affect our continued growth. Funding of current and future receivables under the asset-backed securitization program can be adversely affected if we exceed certain predetermined levels of re-aging receivables, write-offs, bankruptcies or other ineligible receivable amounts. If the funding under the asset-backed securitization program were reduced or terminated, we would have to draw down our bank credit facility more quickly than we have estimated.

A summary of the total receivables managed under the credit portfolio, including quantitative information about delinquencies, net credit losses and components of securitized assets, is presented in note 2 to our consolidated financial statements.

Based on current operating plans, we believe that cash provided by operating activities, available borrowings under our credit facility, access to the unfunded portion of the variable funding portion of our asset- backed securitization program and our current cash and cash equivalents will be sufficient to fund our operations, store expansion and updating activities and capital expenditure programs through at least January 31, 2006. However, there are several factors that could decrease cash provided by operating activities, including:

•	reduced demand for our products;

•	more stringent vendor terms on our inventory purchases;

•	increases in product cost that we may not be able to pass on to our customers;

•	reductions in product pricing due to competitor promotional activities;

•	increases in the retained portion of our receivables portfolio under our current asset-backed securitization program as a result of changes in receivables performance;

•	inability to expand our capacity for financing our receivables portfolio under new or replacement asset-backed securitization programs or a requirement that we retain a higher percentage of the credit portfolio under such programs;

•	increases in the program costs (interest and administrative fees relative to our receivables portfolio) associated with the funding of our receivables;

•	increases in personnel costs required for us to stay competitive in our markets; and

•	our inability to obtain a relationship to provide the purchase of and financing of our capital expenditures for our new stores.

If cash provided by operating activities during this period is less than we expect or if we need additional financing for future growth, we may need to increase our revolving credit facility or to undertake additional equity or debt offerings. We may not be able to obtain such financing on favorable terms, if at all.

Off-Balance Sheet Financing Arrangements

At January 31, 2005, the issuer has issued two series of notes: a Series A variable funding note with a capacity of $250.0 million purchased by Three Pillars Funding Corporation and three classes of Series B notes in the aggregate amount of $200.0 million. The Series A variable funding note is rated A1/P1 by Standard and Poors and Moody’s, respectively. These ratings represent the highest rating (“highest quality”) of each rating agency’s three short-term investment grade ratings, except that Standard and Poors could add a “+” which would convert the “highest quality” rating to an “extremely strong” rating. The Series B notes consist of: Class A notes in the amount $120.0 million, rated Aaa by Moody’s representing the highest rating (“highest quality”) of the four long term investment grade ratings provided by this organization; Class B notes in the amount $57.8 million, rated A2 by Moody’s representing the middle of the third rating (“upper medium quality”) of the four long term investment grade ratings provided by this organization; and Class C notes in the amount of $22.2 million, rated Baa2/BBB by Moody’s and Fitch, respectively. These ratings represent the lowest of the four investment grades (“medium quality”) provided by these organizations. The ratings disclosed are not recommendations to buy, sell or hold securities. These ratings may be changed or withdrawn at any time without notice, and each of the ratings should be evaluated independently of any other rating. We are not aware of a rating by any other rating organization and are not aware of any changes in these ratings. Private institutional investors, primarily insurance companies, purchased the Series B notes. The issuer used the proceeds of these issuances, along with funds provided by us in fiscal 2003 from borrowings under our bank credit facility, to initially purchase eligible accounts receivable from us and to fund a required $8.0 million restricted cash account for credit enhancement of the Series B notes.

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

The Series A variable funding note permits the issuer to borrow funds up to $250.0 million to purchase receivables from us, thereby functioning as a credit facility to accumulate receivables. When borrowings under the Series A variable funding note approach $250.0 million, the issuer intends to refinance the receivables by issuing a new series of notes and to use the proceeds to pay down the outstanding balance of the Series A variable funding note, so that the credit facility will once again become available to accumulate new receivables. As of January 31, 2005, borrowings under the Series A variable funding note were $117.5 million.

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

A summary of the total receivables managed under the credit portfolio, including information about delinquencies, net credit losses and components of securitized assets, is presented in note 2 to our consolidated financial statements.

In an attempt to acquire retail lease space at more competitive rates, in 2001 we asked some members of our management team and the SGI Affiliates to form Specialized Realty Development Services, LP, or SRDS, a real estate development company that would acquire land and develop projects for our purposes. In order to encourage these members of management and the SGI Affiliates to invest in SRDS, we entered into an arrangement with SouthTrust Bank, NA under which we guaranteed the construction debt of SRDS during the construction of these projects. SRDS is owned by certain members of our management, including Thomas J. Frank, Sr., William C. Nylin, Jr., C. William Frank, David R. Atnip, David W. Trahan, Timothy L. Frank, Robert B. Lee, Jr., Larry W. Coker and Walter M. Broussard, and certain of the SGI Affiliates. While we did not own SRDS, we have been required to apply the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, or FIN 46 during fiscal years 2004 and 2005, and have consolidated SRDS’s balance sheet with ours as of January 31, 2004 and included its operations in our Consolidated Statements of Operations for the year ended January 31, 2005.

We leased each completed project from SRDS as a retail store location for an initial period of 15 years. At the time each lease was executed, our guarantee for the construction portion of the real estate loan was released and the related assets and guaranty obligations were removed from our financial statements. The lease then served as collateral for the loan to SRDS. SRDS charged us annual lease rates of approximately 11.5% of the total cost of each project, which averaged approximately $350,000 per year for each fiscal year from 2003 to 2004, and totaled $1.4 million during fiscal year 2005. In addition, we were responsible for the payment of all property taxes, insurance and common area maintenance expenses, which average approximately $80,000 per project per year. We were required to fund all leasehold improvements made to the buildings. Based on independent appraisals performed on each project, we believe that the terms of the leases that have replaced the guaranty obligations were generally more favorable than we could obtain in an arms’ length transaction. SRDS paid us an annual management fee of $100,000 for administrative services that we provided to SRDS.

As of January 31, 2005, we no longer lease any properties from SRDS. On that date, SRDS completed the sale and disposition of its properties, subject to our leases, to GE Commercial Finance Business Property, or GE. GE, by such acquisition, became our landlord under the existing leases of these properties. As a result of the sale and the assumption by GE as landlord for our leases, we no longer have any relationship, directly or indirectly, to SRDS, and the provisions of FIN 46 relative to variable interest entities are no longer applicable to us. Consequently, our Consolidated Balance Sheet at and following January 31, 2005 does not and will not include accounts of SRDS. However, the Consolidated Statements of Operations and Cash Flows included in our financial statements as of January 31, 2005 include SRDS operations, on a consolidated basis, through the dates of the completion of the respective sales.

The completion of the transaction by SRDS will have no effect on the ongoing operations of the Company, as the Company’s existing leases remain in effect, with the new owner becoming the Company’s landlord. However, since FIN 46 will no longer apply, we now classifies our lease payments made under these leases as “lease expense”, as we do all other operating leases, rather than as “depreciation, interest and minority interest” as was previously required to be reported under the provisions of FIN 46.

Certain Transactions

Since 1996, we have leased a retail store location of approximately 19,150 square feet in Houston, Texas from Thomas J. Frank, Sr., our Chairman of the Board and Chief Executive Officer. The lease provides for base monthly rental payments of $17,235 plus escrows for taxes, insurance and common area maintenance expenses of increasing monthly amounts based on expenditures by the management company operating the shopping center of which this store is a part through January 31, 2011. We also have an option to renew the lease for two additional five-year terms. Mr. Frank received total payments under this lease of $281,000 in fiscal 2003, 2004 and 2005, respectively. Based on market lease rates for comparable retail space in the area, we believe that the terms of this lease are no less favorable to us than we could have obtained in an arms’ length transaction at the date of the lease commencement.

We have engaged the services of Direct Marketing Solutions, Inc., or DMS, for a substantial portion of our direct mailing advertising. Direct Marketing Solutions, Inc. is owned 85% by DMS Holdings LLC and 15% by its management. DMS Holdings LLC is in turn owned approximately 35.4% by Stephens DMS LLC and 64.6 % by Alpine Investors LP. The Stephens Group Inc., members of the Stephens family, Jon Jacoby and Doug Martin own 87.07% of Stephens DMS LLC. The Stephens Group Inc., members of the Stephens Family, Jon Jacoby, Doug Martin and Thomas J. Frank own 44.53% of Alpine Investors. Thus, this group of investors own approximately 45.10% of DMS – the Stephens Group Inc (24.32%), members of the Stephens family (14.51%), Jon Jacoby (2.78%), Doug Martin (2.79%) and Thomas J. Frank (0.7%). The Stephens Group Inc. and the members of the Stephens family are significant shareholders of our company, and Jon Jacoby, Doug Martin and Thomas J. Frank are members of our Board of Directors. Mr. Frank is also the Chairman of our Board of Directors and our Chief Executive Officer. The fees we paid to DMS during fiscal 2005 amounted to approximately $1.8 million. When DMS was engaged to perform direct marketing services for us, a competitive analysis was performed from at least three marketing groups, with DMS being the successful low bidder. During fiscal 2005, additional competitive analyses have been performed to assure that DMS offers us the best service at the lowest cost. In each such test, DMS has proven to be lower in cost than the others included in the tests. We are currently performing a competitive analysis for fiscal 2006 to determine if we can engage a different provider of direct mailing advertising services, with similar quality of services, at the same or lower cost than what we pay DMS for these services.

Contractual Obligations

The following table presents a summary of our known contractual obligations as of January 31, 2005, with respect to the specified categories classified by payments due per period.

	Total	Payments due by period
		Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long term debt	$5,032	$29	$5,003	$—	$—
Operating leases:
Real estate	102,399	12,176	23,130	20,936	46,157
Equipment	4,884	2,132	1,751	536	465
Purchase obligations[1]	19,053	8,713	10,340	—	—

Total contractual cash obligations	$131,368	$23,050	$40,224	$21,472	$46,622

[1]	Includes contracts for long-term communication services. Also includes estimates for the costs of constructing new stores or remodeling existing stores for the next two years based on historical costs and budgets and the Company’s stated plans for adding new stores (approximately eight in fiscal year 2006 and ten in fiscal year 2007). Most of the construction costs are for leasehold improvements since the costs of new stores is generally included in lease costs. Does not include outstanding purchase orders for merchandise, services or supplies which are ordered in the normal course of operations and which generally are received and recorded within 30 days: total purchases of merchandise for the years ended January 31, 2003, 2004 and 2005 were $291.0 million, $315.6 million and $374.7 million, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rates under our bank credit facility are variable and are determined, at our option, as the base rate, which is the greater of prime rate or federal funds rate plus 0.50% plus the base rate margin, which ranges from 0.00% to 0.75%, or LIBO/LIBOR plus the LIBO/LIBOR margin, which ranges from 1.00% to 2.00%. Accordingly, changes in the prime rate, the federal funds rate or LIBO/LIBOR, which are affected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, our bank credit facility. We are also exposed to interest rate risk associated with our interest only strip and the subordinated securities we receive from our sales of receivables to the QSPE. See footnote 2 to the audited financial statements for disclosures related to the sensitivity of the current fair value of the interest only strip and the subordinated securities to 10% and 20% adverse changes in the factors that affect these assets, including interest rates.

We held interest rate swaps and collars with notional amounts totaling $100.0 million and $20.0 million as of January 31, 2003 and January 31, 2004, respectively, with terms extending through April 2005. Those instruments were held for the purpose of hedging against variable interest rate risk, primarily related to cash flows from our interest-only strip as well as our variable rate debt. In fiscal 2003, hedge accounting was discontinued for $80.0 million of those swaps, and in fiscal 2004, hedge accounting was discontinued for the remaining $20.0 million. At the time the cash flow hedge designation was discontinued, we began to recognize changes in the fair value of the swaps as interest expense and to amortize the accumulated other comprehensive loss related to those derivates as interest expense over the period that the forecasted transactions effected the statement of operations. During fiscal 2003, we reclassified $1.8 million of losses previously recorded in accumulated other comprehensive losses into the statement of operations and recorded $(1.5) million into the statement of operations because of the change in fair value of the swaps. During fiscal 2004, we reclassified $0.2 million of losses previously recorded in accumulated other comprehensive losses into the statement of operations and recorded $(1.7) million into the statement of operations because of the change in fair value of the swaps. During fiscal 2005, we reclassified $1.1 million of losses previously recorded in accumulated other comprehensive losses into the statement of operations and recorded $(1.1) million into the statement of operations because of the change in fair value of the swaps.

Prior to discontinuing these hedges, each period we recorded hedge ineffectiveness, which arose from differences between the interest rate stated in the derivative instrument and the interest rate upon which the underlying hedged transaction is based. Ineffectiveness totaled $0.1 million and $0.4 million, respectively for the years ended January 31, 2003 and 2004, and is reflected in “Interest Expense” in our consolidated statement of operations. Since all hedge accounting has ceased, no ineffectiveness was recognized in fiscal 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or Rule 15(d)-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment and those criteria, management believes that, as of January 31, 2005, our internal control over financial reporting is effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Conn’s, Inc.
Beaumont, Texas
March 31, 2005

/s/ David L. Rogers
David L. Rogers
Chief Financial Officer

/s/ Thomas J. Frank
Thomas J. Frank
Chief Executive Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Conn’s, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Conn’s, Inc. maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Conn’s, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Conn’s, Inc. maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Conn’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Conn’s, Inc. as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2005 of Conn’s, Inc. and our report dated April 4, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Houston, Texas
April 4, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Conn’s, Inc.

We have audited the accompanying consolidated balance sheets of Conn’s, Inc. as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conn’s, Inc. at January 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 31, 2004 the Company adopted Financial Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 4, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Houston, Texas
April 4, 2005

Conn’s, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31,
	2004	2005
Assets
Current Assets
Cash and cash equivalents	$12,942	$7,027
Accounts receivable, net of allowance for doubtful accounts of $1,919 and $2,211, respectively	17,553	26,135
Interest in securitized assets	74,687	105,159
Inventories	53,742	62,346
Deferred income taxes	4,148	4,901
Prepaid expenses and other assets	3,031	3,356

Total current assets	166,103	208,924
Non-current deferred income tax asset	3,945	1,523

Property and equipment
Land	10,708	2,919
Buildings	13,108	8,068
Equipment and fixtures	7,574	10,036
Transportation equipment	2,845	4,419
Leasehold improvements	48,504	56,926

Subtotal	82,739	82,368
Less accumulated depreciation	(27,914)	(34,658)

Total property and equipment, net	54,825	47,710
Goodwill, net	9,617	9,617
Other assets, net	270	229

Total assets	$234,760	$268,003

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$—	$5,500
Current portion of long-term debt	338	29
Accounts payable	26,412	26,912
Accrued compensation and related expenses	5,828	6,221
Accrued expenses	6,972	13,662
Income taxes payable	3,528	—
Deferred income taxes	313	966
Deferred revenues and allowances	6,225	7,383
Fair value of derivatives	1,121	177

Total current liabilities	50,737	60,850
Long-term debt	14,174	5,003
Non-current deferred tax liability	477	704
Deferred gain on sale of property	811	644
Fair value of derivatives	202	—
Minority interest	1,769	—
Stockholders’ equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 40,000,000 shares authorized; 23,101,772 and 23,267,596 shares issued and outstanding at January 31, 2004 and 2005, respectively)	231	233
Accumulated other comprehensive income	5,032	7,516
Additional paid in capital	82,656	84,257
Retained earnings	78,671	108,796

Total stockholders’ equity	166,590	200,802

Total liabilities and stockholders’ equity	$234,760	$268,003

See notes to consolidated financial statements.

Conn’s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

	Years Ended January 31,
	2003	2004	2005
Revenues
Product sales	$351,523	$402,579	$451,560
Service maintenance agreement commissions (net)	19,317	20,074	23,950
Service revenues	18,656	18,265	18,725

Total net sales	389,496	440,918	494,235
Finance charges and other	56,477	58,392	72,857

Total revenues	445,973	499,310	567,092
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	272,559	313,637	355,159
Cost of service parts sold, including warehousing and occupancy cost	4,397	4,075	4,551
Selling, general and administrative expense	125,712	135,174	152,900
Provision for bad debts	4,125	4,657	5,637

Total cost and expenses	406,793	457,543	518,247

Operating income	39,180	41,767	48,845
Interest expense	7,237	4,577	2,359

Income before minority interest and income taxes	31,943	37,190	46,486
Minority interest in limited partnership	—	—	118

Income before income taxes	31,943	37,190	46,368
Provision for income taxes
Current	13,207	12,980	16,147
Deferred	(1,865)	(130)	96

Total provision for income taxes	11,342	12,850	16,243

Net Income	20,601	24,340	30,125
Less preferred dividends	2,133	1,954	—

Net income available for common stockholders	$18,468	$22,386	$30,125

Earnings per share
Basic	$1.10	$1.26	$1.30
Diluted	$1.10	$1.22	$1.27
Average common shares outstanding
Basic	16,724	17,726	23,192
Diluted	16,724	18,335	23,754

See notes to consolidated financial statements.

Conn’s, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Preferred Stock		Common Stock		Accum. Other Compre- hensive Income	Paid in Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance January 31, 2002	175	$15,226	17,175	$172	$3,343	$—	$47,530	437	$(3,411)	$62,860
Net income							20,601			20,601
Unrealized gain on derivative instruments (net of tax benefit of $389), net of reclassification adjustments of $1,164 (net of tax of $641)					691					691
Adjustment of fair value of securitized assets, (net of tax of $722), net of reclassification adjustments of $3,126 (net of tax of $1,721)					(1,283)					(1,283)

Total comprehensive income										20,009
Treasury stock purchased ($10.83 per share)								18	(200)	(200)

Balance January 31, 2003	175	15,226	17,175	172	2,751	—	68,131	455	(3,611)	82,669
										—
Preferred dividends declared		10,194					(10,194)
Preferred stock redeemed:
For cash	(10)	(1,454)								(1,454)
For common stock	(165)	(23,966)	1,712	17		23,949				—
Additional common stock issued at IPO			4,623	46		58,311				58,357
Exercise of options			47	1		396				397
Cancellation of treasury stock			(455)	(5)			(3,606)	(455)	3,611	—
Net income							24,340			24,340
Unrealized gain on derivative instruments (net of tax of $794), net of reclassification adjustments of $158 (net of tax of $ 89)					1,411					1,411
Adjustment of fair value of securitized assets (net of tax of $489), net of reclassification adjustments of $ 239 (net of tax of $ 134)					870					870

Total comprehensive income										26,621

Balance January 31, 2004	—	—	23,102	231	5,032	82,656	78,671	—	—	166,590
Exercise of options, including tax benefit			162	2		1,492				1,494
Issuance of common stock under Employee Stock Purchase Plan			9			109				109
Forfeiture of restricted shares			(5)							—
Net income							30,125			30,125
Reclassification adjustments on derivative instruments (net of tax of $ 399)					732					732
Adjustment of fair value of securitized assets (net of tax of $955), net of reclassification adjustments of $9,643 (net of tax of $5,249)					1,752					1,752

Total comprehensive income										32,609

Balance January 31, 2005	—	$—	23,268	$233	$7,516	$84,257	$108,796	—	$—	$200,802

See notes to consolidated financial statements.

Conn’s, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended January 31,
	2003	2004	2005
Cash flows from operating activities
Net income	$20,601	$24,340	$30,125
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,411	6,654	8,777
Amortization	374	592	18
Provision for bad debts	4,125	4,657	5,637
Accretion from interests in securitized assets	(15,548)	(12,529)	(14,892)
Provision for deferred income taxes	(1,865)	(130)	96
Loss (gain) from sale of property and equipment	(15)	64	126
Discounts on promotional credit	—	—	1,571
Losses (gains) from derivatives	361	(1,010)	(15)
Change in operating assets and liabilities:
Accounts receivable	(7,321)	(11,412)	(28,746)
Inventory	(10,838)	(7,624)	(8,604)
Prepaid expenses and other assets	(852)	900	(319)
Accounts payable	2,293	1,910	500
Accrued expenses	780	4,200	7,104
Income taxes payable	281	2,429	(2,430)
Deferred revenues and allowances	1,457	(648)	1,222
Other current liabilities	(395)	—	—

Net cash provided by (used in) operating activities	(1,151)	12,393	170

Cash flows from investing activities
Purchase of property and equipment	(15,070)	(9,401)	(19,619)
Proceeds from sale of property	14	1,291	1,131

Net cash used in investing activities	(15,056)	(8,110)	(18,488)

Cash flows from financing activities
Net proceeds from the sale of common stock	—	58,357	—
Net proceeds from stock issued under employee benefit plans, including tax benefit	—	397	1,603
Redemption of preferred stock	—	(1,454)	—
Purchase of treasury stock	(200)	—	—
Net borrowings (payments) under line of credit	12,029	(31,999)	10,500
Payments on term note	(2,500)	(15,000)	—
Borrowing on term note	10,000	—	—
Increase in debt issuance costs	(492)	(213)	(118)
Payment of promissory notes	(1,753)	(4,901)	(60)

Net cash provided by financing activities	17,084	5,187	11,925

Impact on cash of consolidation of SRDS	—	1,024	478

Net change in cash	877	10,494	(5,915)
Cash and cash equivalents
Beginning of the year	1,571	2,448	12,942

End of the year	$2,448	$12,942	$7,027

Supplemental disclosure of cash flow information
Cash interest paid	$6,812	$5,718	$2,387
Cash income taxes paid, net of refunds	13,114	10,162	19,372
Cash interest received from interests in securitized assets	14,750	12,801	19,630
Cash proceeds from new securitizations	203,154	213,741	256,139
Cash flows from servicing fees	9,426	11,963	14,496
Supplemental disclosure of non-cash activity
Customer receivables exchanged for interests in securitized assets	31,803	41,123	58,342
Amounts reinvested in interests in securitized assets	(43,495)	(56,478)	(81,652)

See notes to consolidated financial statements.

CONN’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2005

1. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Conn’s, Inc. and its subsidiaries, limited liability companies and limited partnerships, all of which are wholly-owned (the “Company”). All material intercompany transactions and balances have been eliminated in consolidation.

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

Application of FIN 46. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51, or FIN 46. FIN 46 requires entities, generally, to be consolidated by a company when it has a controlling financial interest through ownership, direct or indirect, of a majority voting interest in an entity with which it conducts business. The Company evaluated the effects of the issuance of FIN 46 on the accounting for its leases with Specialized Realty Development Services, LP (“SRDS”) and determined that it was appropriate to consolidate the balance sheet of SRDS with the Company as of January 31, 2004. The Company’s balance sheet at that date was changed as follows to effect the consolidation: “Cash and cash equivalents” was increased by $1.0 million, “Total property and equipment, net” was increased by $15.2 million, “Long-term debt” was increased by $14.4 million and “Minority interest” of $1.8 million was recorded. As of January 31, 2005, the Company no longer leases any of its facilities from SRDS and therefore FIN 46 no longer applies and the Company no longer consolidates SRDS’s balance sheet or statement of operations. However, the operations of SRDS are consolidated with those of the Company commencing on February 1, 2004 through the last effective date of the Company’s leases with SRDS of January 30, 2005. The effect of such consolidation on the Company’s Statement of Operations for the year ended January 31, 2005 was to reduce “Selling, general and administrative expense” by $0.9 million, to increase “Interest expense” by $0.8 million and to reduce “Income before income taxes” by $0.1 million for “Minority interest in limited partnership”. The Company had no exposure to losses incurred by SRDS.

Business Activities. The Company, through its retail stores, provides products and services to its customer base in six primary market areas, including southern Louisiana, southeast Texas, Houston, South Texas, San Antonio/Austin, and Dallas, Texas. Products and services offered through retail sales outlets include major home appliances, consumer electronics, home office equipment, lawn and garden products, mattresses, service maintenance agreements, installment and revolving credit account services, and various credit insurance products. These activities are supported through an extensive service, warehouse and distribution system. For the reasons discussed below, the aggregation of operating companies represent one reportable segment under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Accordingly, the accompanying consolidated financial statements reflect the operating results of the Company’s single reportable segment. The Company’s retail stores bear the “Conn’s” name, and deliver the same products and services to a common customer group. The Company’s customers generally are individuals rather than commercial accounts. All of the retail stores follow the same procedures and methods in managing their operations. The Company’s management evaluates performance and allocates resources based on the operating results of the retail stores and considers the credit programs, service contracts and distribution system to be an integral part of the Company’s retail operations.

Fiscal Year. Effective August 1, 2001, the Company changed its fiscal year end from July 31 to January 31.

Stock Split/Dividend. On July 25, 2002, the Company’s board of directors approved a 70-for-1 stock split, effected as a dividend of the Company’s common stock. As a result, shareholders received an additional 69 shares for each share held as of July 25, 2002. The par value of the Company’s common stock remained $0.01. All related financial information presented, including per share data, reflects the effects of the stock dividend.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Vendor Programs. The Company receives funds from vendors for price protection, product and volume rebates, marketing, training and promotion programs which are recorded on the accrual basis as a reduction to the related product cost or advertising expense according to the nature of the program. The Company accrues rebates based on the satisfaction of terms of the program and sales of qualifying products even though funds may not be received until the end of a quarter or year. If the programs are related to product purchases, which would include price protection, product and volume rebates, the allowances, credits, or payments are recorded as a reduction of product cost and are reflected in cost of goods sold when the related product is sold. If the programs relate to marketing, training and promotions that are not for reimbursement of specific incremental costs, the allowances, credits or payments are reflected as a reduction of cost of goods sold. If the programs are related to promotion or marketing of the product, the allowances, credits, or payments for reimbursement of specific, incremental, identifiable, advertising-related costs incurred in selling the vendors’ products are recorded as a reduction of advertising expense and are reflected in selling, general and administrative expenses in the period in which the expense is incurred. The credits/payments received from vendors that were netted against advertising expense for the years ended January 31, 2003, 2004 and 2005 were $2.1 million, $2.8 million and $4.8 million, respectively.

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

	Year Ended January 31,
	2003	2004	2005
Common stock outstanding, beginning of period	17,175	17,175	23,102
Weighted average common stock issued in initial public offering	—	719	—
Weighted average common stock issued in preferred stock redemption	—	285	—
Weighted average common stock issued in stock option exercises	—	2	89
Weighted average common stock issued to employee stock purchase plan	—	—	3
Weighted average number of restricted shares forfeited	—	—	(2)
Less: Weighted average treasury shares purchased and weighted average shares purchased and cancelled	(451)	(455)	—

Shares used in computing basic earnings per share	16,724	17,726	23,192
Dilutive effect of stock options, net of assumed repurchase of treasury stock	—	609	562

Shares used in computing diluted earnings per share	16,724	18,335	23,754

During the periods presented, options with an exercise price in excess of the average market price of the Company’s common stock are excluded from the calculation of the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of options not included in the calculation of the dilutive effect of stock options was 1.2 million, none and 0.1 million for the years ended January 31, 2003, 2004 and 2005, respectively.

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories. Inventories include only finished goods or parts and are valued at the lower of cost (moving weighted average method) or market.

Property and Equipment. Property and equipment are recorded at cost and include the land and buildings of SRDS as of January 31, 2004. Costs associated with major additions and betterments that increase the value or extend the lives of assets are capitalized and depreciated. Normal repairs and maintenance that do not materially improve or extend the lives of the respective assets are charged to operating expenses as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, or in the case or leasehold improvements, over the shorter of the estimated useful lives or the remaining terms of the respective leases. The estimated lives used to compute depreciation expense are summarized as follows:

Buildings	30 years
Equipment and fixtures	3 –5 years
Transportation equipment	3 years
Leasehold improvements	5 –10 years

Property and equipment are evaluated for impairment at the retail store level. The Company does perform a periodic assessment of assets for impairment in the absence of such information or indicators. Additionally, an impairment evaluation is performed whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store’s performance. For property and equipment to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

All gains and losses on sale of assets are included in “Selling, general and administrative expense” in the consolidated statements of operations.

	Years Ended January 31,
(in thousands of dollars)	2003	2004	2005
Gain (loss) on sale of assets	15	(64)	(126)

Receivable Sales and Interests in Securitized Receivables. The Company enters into securitization transactions to sell customer retail installment and revolving receivable accounts. In these transactions, the Company retains interest-only strips and subordinated securities, all of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests, based on their relative fair value at the date of transfer. Retained interests are carried at fair value on the Company’s balance sheet as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Impairment and interest income are recognized in accordance with Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Servicing fees are recognized monthly as they are earned. Gains on sales of receivables, impairment on retained interests, interest income from retained interests and servicing fees are included in “Finance charges and other” in the consolidated statement of operations.

The Company estimates fair value of its retained interest in both the initial securitization and thereafter based on the present value of future expected cash flows using management’s best estimates of the key assumptions—credit losses, prepayment rates, forward yield curves, and discount rates commensurate with the risks involved.

Receivables Not Sold. Certain receivables are not eligible for inclusion in the securitization transactions and are therefore carried on the Company’s balance sheet in “Accounts receivable”. Such receivables are recorded net of an allowance for doubtful accounts which is calculated based on historical losses. Generally, a receivable is considered delinquent if payment has not been received within thirty days after its due date. Generally, delinquent accounts without a payment for seven months will be charged-off against the allowance and interest accrued subsequent to the last payment will be reversed. The Company has a secured interest in the merchandise financed by these receivables and therefore has the opportunity to recover a portion of the charged-off value. (See also Note 2.)

Goodwill. Goodwill represents the excess of purchase price over the fair market value of net assets acquired. Effective February 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets whereby goodwill is no longer amortized, but rather the Company assesses the potential future impairment of goodwill on an annual basis, or at any other time when impairment indicators exist. As part of the adoption of SFAS 142, the Company completed a transitional goodwill impairment test and determined that goodwill was not impaired. In fiscal 2003, 2004 and 2005, the Company has concluded that goodwill is not impaired based on its annual impairment testing.

Income Taxes. The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that are expected be in effect when the differences are expected to reverse.

Revenue Recognition. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates or other free products or services. The Company sells service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligor on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. The Company records a receivable for earned but unremitted retrospective commissions and reserves for future cancellations of service maintenance agreements and credit insurance contracts estimated based on historical experience. Where the Company sells service maintenance agreements in which it is deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These Company-obligor service maintenance agreements are renewal contracts which provide our customers protection against product repair costs arising after the expiration of the manufacturer’s warranty and the third-party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under EITF No. 00-21, Revenue Arrangements with Multiple Deliverables and are valued based on the agreed upon retail selling price. The amounts of service maintenance agreement revenue deferred at January 31, 2004 and 2005 were $3.9 million and $3.9 million, respectively, and are included in “Deferred revenue and allowances” in the accompanying balance sheets. Under the renewal contracts, the Company defers and amortizes its direct selling expenses over the contract term and records the cost of the service work performed as products are repaired.

The classification of the amounts included as “Finance charges and other” is summarized as follows (in thousands):

	Years Ended January 31,
	2003	2004	2005
Securitization income:
Servicing fees received	$9,426	$11,963	$14,496
Accretion of gains on sale of receivables	15,548	12,529	14,892
Interest earned on retained interests	14,750	12,801	19,630

Total securitization income	39,724	37,293	49,018
Interest Income from receivables not sold	243	888	1,224
Insurance commissions	15,706	16,498	17,992
Other	804	3,713	4,623

Finance charges and other	$56,477	$58,392	$72,857

Gains on sale of receivables	$13,886	$13,510	$17,604

Securitization income includes accretion of gains on sales of receivables, impairment of retained interests, interest income from retained interests and servicing fees. No impairments related to the interest only strip of retained interests have been recorded in the years ended January 31, 2003, 2004, or 2005. Gains on sale of receivables will be recognized as securitization income as accretion over the lives of the related receivables. See “Receivable Sales and Interest in Securitized Receivables” for revenue recognition policies related to these components.

The Company offers interest free promotional programs for three to twenty-four month contracts and has recorded interest income only on those contracts that are not expected to make payments within the time period specified to satisfy the promotional requirements. The Company also offers a thirty-six month no-interest contract on which no interest is owed for the term of the contract, unless the terms of the contract related to periodic payments are not met in which case interest accrues at the normal contract rate from that point forward. Other than these promotional programs, the Company does not extend credit at interest rates other than market rates.

The following table sets forth the sales made under the interest free programs (in thousands):

	Years Ended January 31,
	2003	2004	2005
Sales under interest-free programs	$67,253	$66,986	$126,575

These sales are recognized consistent with the above stated policy, which is at the time the product is delivered to the customer. Considering the short-term nature of interest free programs for terms less than one year, sales are recorded at full value and are not discounted. Longer-term (eighteen, twenty-four and thirty-six month) interest free programs are discounted to their net present value (NPV) and the difference between the full value and the NPV is deferred and amortized over the term of the program on a straight-line basis (see “Application of APB 21 to Cash Option Programs that Exceed One Year in Duration” below). Receivables arising out of the Company’s interest-free programs are securitized with other qualifying customer receivables.

The Company classifies amounts billed to customers relating to shipping and handling as revenues. Costs of $15.1 million, $15.1 million and $16.7 million associated with shipping and handling revenues are included in “Selling, general and administrative expense” for the years ended January 31, 2003, 2004 and 2005, respectively.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents, receivables, and notes and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of the Company’s interests in securitized receivables is determined by estimating the present value of future expected cash flows using management’s best estimates of the key assumptions, including credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved. See Note 2. The carrying value of the Company’s long-term debt approximates fair value due to either the time to maturity or the existence of variable interest rates that approximate current market rate.

The fair value of interest rate swap agreements are recorded in current liabilities based on the settlement value obtained from the counter-party in the transaction. The Company does not use derivative financial instruments for trading purposes. The Company uses derivatives to hedge a portion of the variable interest rate risk related to the cash flows from its interest only strip and its variable rate debt.

We held interest rate swaps and collars with notional amounts totaling $20 million at both January 31, 2004 and 2005, with terms extending through April 2005. Those instruments were held for the purpose of hedging against a portion of the variable interest rate risk, primarily related to cash flows from our interest-only strip as well as our variable rate debt. Hedge accounting was discontinued for the rate swaps in fiscal 2004. At the time the cash flow hedge designation was discontinued, we began to recognize changes in the fair value of the swaps as interest expense and to amortize the accumulated other comprehensive loss related to those derivates as interest expense over the period that the forecasted transactions effected the statement of operations. During fiscal 2003, we reclassified $1.8 million of losses previously recorded in accumulated other comprehensive losses into the statement of operations and recorded $(1.5) million into the statement of operations because of the change in fair value of the swaps. During fiscal 2004, we reclassified $0.2 million of losses previously recorded in accumulated other comprehensive losses into the statement of operations and recorded $(1.7) million into the statement of operations because of the change in fair value of the swaps. During fiscal 2005, we reclassified $1.1 million of losses previously recorded in accumulated other comprehensive losses into the statement of operations and recorded $(1.1) million into the statement of operations because of the change in fair value of the swaps.

Prior to discontinuing these hedges, each period we recorded hedge ineffectiveness, which arose from differences between the interest rate stated in the derivative instrument and the interest rate upon which the underlying hedged transaction is based. Ineffectiveness totaled $0.1 million and $0.4 million, respectively for the years ended January 31, 2003 and 2004, and is reflected in “Interest Expense” in our consolidated statement of operations. Since all hedge accounting has ceased, no ineffectiveness was recognized in fiscal 2005.

Stock-Based Compensation. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company follows the intrinsic value method of accounting for stock-based compensation issued to employees, as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Since all options have been issued at or above fair value, no compensation expense has been recognized under the Company’s stock option plan for any of the periods presented. Additionally, no compensation expense is recorded for shares issued pursuant to the employee stock purchase plan as it is a qualified plan.

If compensation expense for the Company’s stock option plan and employee stock purchase plan had been recognized using the fair value method of accounting under SFAS 123, net income and earnings per share would have decreased by the percentages reflected in the tables below. The fair value of the options issued was estimated on the date of grant, with the weighted average assumptions used for grants as reflected in the table. For post-IPO grants the Company has used the Black-Scholes model to determine fair value. Prior to the IPO, the fair value of the options issued was estimated using the minimum valuation option-pricing model. Fair value compensation expense for the employee stock purchase plan was computed as the 15% discount from fair market value the employee receives when purchasing the shares. The following presents the impact to earnings per share if the Company had adopted the fair value recognition provisions of SFAS 123 (dollars in thousands except per share data):

	Years Ended January 31,
	2003	2004	2005
Net income available for common stockholders as reported	$18,468	$22,386	$30,125
Stock-based compensation, net of tax, that would have been reported under SFAS 123	(323)	(530)	(1,017)

Pro forma net income	$18,145	$21,856	$29,108

Earnings per share-as reported:
Basic	$1.10	$1.26	$1.30
Diluted	$1.10	$1.22	$1.27
Pro forma earnings per share:
Basic	$1.09	$1.23	$1.26
Diluted	$1.09	$1.19	$1.23
Percent change:
Net income	(1.7)%	(2.4)%	(3.4)%
Assumptions used in pricing model:
Weighted average risk free interest rates	4.3%	0.9%	1.8%
Weighted average expected lives in years	5.0	4.3	4.4
Weighted average volatility	—	37.5%	30.0%

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

Advertising Costs. The Company expenses the net cost of advertising, after vendor rebates, as incurred. Advertising expense was $5.2 million, $4.4 million and $3.2 million for the years ended January 31, 2003, 2004 and 2005, respectively. See additional discussion under “Vendor Programs” and “Expense Classifications.”

Expense Classifications. The Company records “Cost of goods sold” as the direct cost of products sold, any related in-bound freight costs, and receiving costs, inspection costs, internal transfer costs, and other costs associated with the operations of its distribution system. Also included in “Cost of goods sold” is an allocation of advertising expense computed at approximately 5% of the product direct cost. The offset for this allowance is in “Selling, general and administrative expense” and is netted with advertising costs along with vendor rebates (see “Advertising Costs” and “Vendor Programs” above). In addition, the Company records as “Cost of service parts sold” the direct cost of parts used in its service operation and the related inbound freight costs, purchasing and receiving costs, inspection costs, internal transfer costs, and other costs associated with the warranty and service distribution operation.

The costs associated with the Company’s merchandising function, including product purchasing, advertising, sales commissions, and all store occupancy costs are included in “Selling, general and administrative expense.” The portion of the merchandising costs that is applicable to the purchasing function was $1.3 million, $1.4 million and $1.8 million for the years ended January 31, 2003, 2004 and 2005, respectively.

Application of APB 21 to Cash Option Programs that Exceed One Year in Duration. In February 2004, the Company began offering promotional credit payment plans on certain products that extend beyond one year. In accordance with APB 21, Interest on Receivables and Payables, such sales are discounted to their fair value resulting in a reduction in sales and receivables and the amortization of the discount amount over the term of the deferred interest payment plan. The difference between the gross sale and the discounted amount is reflected as a reduction of Product sales in the consolidated statements of operations and the amount of the discount being amortized in the current period is recorded in Finance charges and other. For the year ended January 31, 2005, “Product sales” were reduced by $2.4 million and “Finance charges and other” was increased by $0.9 million to effect the adjustment to fair value and to reflect the appropriate amortization of the discount.

Reclassifications. Certain reclassifications have been made in the prior years’ financial statements to conform to the current year’s presentation.

Accumulated Other Comprehensive Income. The balance of accumulated other comprehensive income (net of tax) at January 31, 2004 was comprised of $5.9 million of unrealized gains on interests in securitized assets less $0.9 million of unrealized losses on derivatives. The balance of accumulated other comprehensive income (net of tax) at January 31, 2005 was comprised of $7.7 million of unrealized gains on interests in securitized assets less $0.2 million of unrealized losses on derivatives.

Recent Accounting Pronouncements. In December 2004, SFAS No. 123R, Share-Based Payment, was issued. The statement is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and does not change the previous accounting guidance for share-based payment transactions with parties other than employees. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and record that cost over the period during which the employee is required to provide service in exchange for the award. Additionally, employee services received in exchange for liability awards will be measured at fair value and re-measured at each reporting date, with changes in the fair value recorded as compensation cost over that period.

This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date. As of the required effective date, all public entities will apply this statement using a modified version of prospective application, which requires recognition of compensation cost on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement No. 123. This statement is effective for public companies, beginning with the first interim or annual period beginning after June 15, 2005. The Company is currently analyzing the impact this statement will have on its consolidated results of operations and its financial position.

In November 2004, SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, was issued. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material to require recognition of a current-period charge regardless of whether they meet the criterion of “so abnormal”, as defined in ARB No. 43. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of this standard will have a material impact on its consolidated results of operations or its financial position.

In December 2004, SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, was issued. The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, but provided certain exceptions. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of this standard will have a material impact on its consolidated results of operations or its financial position.

2. Interests in Securitized Receivables

In September 2002, the Company entered into a new agreement to sell customer receivables. As part of this agreement, the Company sells eligible retail installment and revolving receivable accounts to a QSPE that pledges the transferred accounts to a trustee for the benefit of investors, with the amount transferred not to exceed $450.0 million. The September 2002 agreement replaced an agreement with a financial intermediary that was developed and utilized for the same purpose. The following table summarizes the availability of funding under the Company’s securitization program at January 31, 2005 (in thousands):

	Capacity	Utilized	Available
Series A	$250,000	$117,500	$132,500
Series B – Class A	120,000	120,000	—
Series B – Class B	57,778	57,778	—
Series B – Class C	22,222	22,222	—

Total	$450,000	$317,500	$132,500

The September 2002 agreement includes a Series A variable funding note with a capacity of $250.0 million. The Series A program functions as a credit facility to fund the initial transfer of eligible receivables. When the facility approaches capacity, the QSPE intends to seek financing to pay down the outstanding balance in the Series A variable funding note; at that point, the facility will once again become available to accumulate the transfer of new receivables or to meet required principal payments on other series as they become due. This new financing could be in the form of additional notes, bonds or other instruments as the market might allow. The Series A program matures September 1, 2007, and the Series B program (which is non-amortizing for the first four years) matures officially on September 1, 2010, although it is expected that the principal payments will retire the bonds prior to that date.

The agreement contains certain covenants requiring the maintenance of various financial ratios and receivables performance standards. The Company was in compliance with the requirements of the agreement as of January 31, 2005. As part of the new securitization program, the Company and Issurer arranged for the issuance of a stand-by letter of credit in the amount of $10.0 million to provide assurance to the trustee on behalf of the bondholders that monthly funds collected by the Company, as servicer, will be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year, and the maximum potential amount of future payments is the face amount of the letter of credit. The letter of credit is callable, at the option of trustee, if the Company, as servicer, fails to meet the required monthly payments to the trustee of the cash collected.

Through its retail sales activities, the Company generates customer retail installment and revolving receivable accounts. The Company enters into securitization transactions to sell these accounts to the QSPE. In these securitizations, the Company retains servicing responsibilities and subordinated interests. The Company receives annual servicing fees approximating 3.9% of the outstanding balance and rights to future cash flows arising after the investors in the securities issued by or on behalf of the QSPE have received from the trustee all contractually required principal and interest amounts. The Company did not record an asset or liability related to any servicing obligations because the servicing fee received was determined to be just adequate to compensate the Company for its servicing responsibilities. The investors and the securitization trustee have no recourse to the Company’s other assets for failure of the individual customers of the Company and the QSPE to pay when due. The Company’s retained interests are subordinate to the investors’ interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets. The fair values of the Company’s interest in securitized assets were as follows (in thousands):

	January 31,
	2004	2005
Interest-only strip	$13,529	$16,365
Subordinated securities	61,158	88,794

Total fair value of interests in securitized assets	$74,687	$105,159

The table below summarizes valuation assumptions used for each period presented:

	Years Ended January 31,
	2003	2004	2005
Prepayment rates
Primary installment	1.5%	1.5%	1.5%
Primary revolving	3.0%	3.0%	3.0%
Secondary installment	1.5%	1.5%	1.5%
Net interest spread
Primary installment	13.2%	12.2%	12.0%
Primary revolving	13.2%	12.2%	12.0%
Secondary installment	14.3%	13.0%	13.6%
Expected losses
Primary installment	3.8%	3.5%	3.4%
Primary revolving	3.8%	3.5%	3.4%
Secondary installment	3.8%	3.5%	3.4%
Projected expense
Primary installment	3.9%	3.9%	3.9%
Primary revolving	3.9%	3.9%	3.9%
Secondary installment	3.8%	3.9%	3.8%
Discount rates
Primary installment	10.0%	10.0%	10.0%
Primary revolving	10.0%	10.0%	10.0%
Secondary installment	14.0%	14.0%	14.0%
Delinquency and deferral rates
Primary installment	10.7%	9.4%	10.1%
Primary revolving	11.3%	11.3%	8.9%
Secondary installment	13.8%	16.5%	15.3%

At January 31, 2005, key economic assumptions and the sensitivity of the current fair value of the interests in securitized assets to immediate 10% and 20% adverse changes in those assumptions are as follows (dollars in thousands):

	Primary Portfolio Installment	Primary Portfolio Revolving	Secondary Portfolio Installment
Fair value of interest in securitized assets	$78,659	$7,466	$19,034
Expected weighted average life	1.2 years	1.3 years	1.6 years
Annual prepayment rate assumption	1.5%	3.0%	1.5%
Impact on fair value of 10% adverse change	$132	$2	$75
Impact on fair value of 20% adverse change	$261	$4	$149
Net interest spread assumption	12.0%	12.0%	13.6%
Impact on fair value of 10% adverse change	$2,798	$265	$1,063
Impact on fair value of 20% adverse change	$5,527	$524	$2,082
Expected losses assumptions	3.4%	3.4%	3.4%
Impact on fair value of 10% adverse change	$800	$76	$270
Impact on fair value of 20% adverse change	$1,594	$151	$537
Projected expense assumption	3.9%	3.9%	3.8%
Impact on fair value of 10% adverse change	$886	$84	$278
Impact on fair value of 20% adverse change	$1,771	$168	$555
Discount rate assumption	10.0%	10.0%	14.0%
Impact on fair value of 10% adverse change	$597	$57	$278
Impact on fair value of 20% adverse change	$1,186	$113	$551
Delinquency and deferral	10.1%	8.9%	15.3%
Impact on fair value of 10% adverse change (1)	$95	$1	$71
Impact on fair value of 20% adverse change (1)	$190	$1	$139

(1)	For purposes of this analysis, an adverse change is assumed to be a decrease in the delinquency and deferral rate. A decrease results in a faster repayment of the loans, which reduces the fair value of the interest-only strip a greater amount than the resulting increase in the fair value of the subordinated securities. Since it is assumed that none of the other assumptions would change, an increase in the delinquency and deferral rate results in an increase in the fair value, (i.e. losses are not assumed to increase as a result).

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of the variation in a particular assumption on the fair value of the interest-only strip is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (i.e. increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

The following illustration presents quantitative information about the receivables portfolios managed by the Company (in thousands):

	Total Principal Amount of Receivables January 31,		Principal Amount 60 Days or More Past Due (1) January 31,
	2004	2005	2004	2005
Primary portfolio:
Installment	$269,288	$328,042	$12,567	$16,636
Revolving	24,621	30,210	917	867

Subtotal	293,909	358,252	13,484	17,503
Secondary portfolio:
Installment	55,561	70,448	4,783	5,640

Total receivables managed	349,470	428,700	18,267	23,143
Less receivables sold	339,824	419,172	16,844	21,540

Receivables not sold	9,646	9,528	$1,423	$1,603

Non-customer receivables	7,907	16,607

Total accounts receivable, net	$17,553	$26,135

	Average Balances January 31, (1)		Net Credit Losses January 31, (2)
	2004	2005	2004	2005
Primary portfolio:
Installment	$246,158	$297,187
Revolving	25,501	25,921

Subtotal	271,659	323,108	$7,629	$8,829
Secondary portfolio:
Installment	54,988	64,484	2,622	2,394

Total receivables managed	326,647	387,592	10,251	11,223
Less receivables sold	318,322	378,178	8,670	9,760

Receivables not sold	$8,325	$9,414	$1,581	$1,463

(1)	Amounts are based on end of period balances.
(2)	Amounts represent total loan loss provision, net of recoveries, on total receivables.

3. Notes Payable and Long-Term Debt

At January 31, 2005, the Company had available $27.9 million of its $35 million line in its revolving credit facility in unused borrowings. The amounts utilized under the revolving credit facility reflected $5.0 million borrowed and outstanding, and $2.1 million related to letters of credit issued. The letters of credit were issued under a $5.0 million sublimit provided under the facility for standby letters of credit. Additionally, $5.5 million was outstanding under a short-term revolving bank agreement that provides up to $8.0 million of availability on an unsecured basis. This unsecured facility matures in June 2005 and has a floating rate of interest, based on Prime, which equaled 4.75% at January 31, 2005.

Long-term debt, including debt of the variable interest entity, consists of the following (in thousands except repayment explanations):

	January 31,
	2004	2005
Revolving credit facility to banks, with interest at variable rates (5.50% at January 31, 2005)	$—	$5,000
Promissory notes, due in monthly installments	91	32
Debt associated with SRDS	14,421	—

Total long-term debt	14,512	5,032
Less amounts due within one year	(338)	(29)

Amounts classified as long-term	$14,174	$5,003

The revolving facility is subject to the Company maintaining various financial and non-financial covenants and restrictions on the amount of total capital expenditures that can be made. In addition, the provisions of the bank credit facility limit the payment of dividends on the Company’s common stock. As of January 31, 2004 and January 31, 2005, the Company was in compliance with all financial and non-financial covenants.

The current agreement provides for a revolving facility capacity of $35 million, with a $5 million letter of credit sublimit. The amount of borrowings are limited by a borrowing base calculation equal to 65% of eligible inventory, plus the lesser of (a) 40% of the interest in transferred accounts as defined by the bank credit facility or (b) $15.0 million, plus 85% of eligible accounts receivable. At January 31, 2005, the entire $35 million facility was available based on the borrowing base calculation at that date. Interest rates are variable and are determined, at the option of the Company, at the Base Rate (the greater of Agent’s prime rate or federal funds rate plus 0.50%) plus the Base Rate Margin (which ranges from 0.00% to 0.75%) or LIBO/LIBOR Rate plus the LIBO/LIBOR Margin (which ranges from 1.00% to 2.00%). Both the Base Rate Margin and the LIBO/LIBOR Margin are determined quarterly based on a debt coverage ratio equal to the rolling four-quarter relationship of total debt (including lease obligations) to earnings before interest, taxes, depreciation, amortization and rent. The Company is obligated to pay a non-use fee on a quarterly basis on the non-utilized portion of the revolving facility at rates ranging from .20% to .375%. The revolving facility is secured by the assets of the Company not otherwise encumbered and a pledge of substantially all of the stock of the Company’s present and future subsidiaries and matures in October 2007.

Interest expense incurred on notes payable and long-term debt totaled $2.6, $2.2 and $1.1 million for the years ended January 31, 2003, 2004 and 2005, respectively. Interest expense included interest related to SRDS debt, which totaled $0.8 million for the year ended January 31, 2005. Aggregate maturities of long-term debt as of January 31 in the year indicated are as follows (in thousands):

2006	$29
2007	3
2008	5,000

Total	$5,032

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

	January 31,
	2004	2005
Deferred Tax Assets
Allowance for doubtful accounts	$682	$763
Deferred revenue	2,497	2,204
Fair value of derivatives	467	62
Interest in securitized assets	256	479
Property and equipment	3,192	1,297
Inventories	757	952
Accrued vacation and other	242	667

Total deferred tax assets	8,093	6,424
Deferred Tax Liabilities
Sales tax receivable	(313)	(919)
Goodwill	(445)	(672)
Other	(32)	(79)

Total deferred tax liabilities	(790)	(1,670)

Net Deferred Tax Asset	$7,303	$4,754

Significant components of income taxes were as follows (in thousands):

	Years Ended January 31,
	2003	2004	2005
Current:
Federal	$13,125	$13,095	$16,100
State	82	(115)	47

Total current	13,207	12,980	16,147
Deferred:
Federal	(2,152)	(339)	96
State	287	209	—

Total deferred	(1,865)	(130)	96

Total tax provision	$11,342	$12,850	$16,243

A reconciliation of the statutory tax rate and the effective tax rate for each of the periods presented in the statements of operations is as follows:

	Years Ended January 31,
	2003	2004	2005
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	0.4	0.3	0.1
Non-deductible entertainment and other	0.1	0.2	0.4

Effective tax rate attributable to continuing operations	35.5	35.5	35.5
Other	—	(0.9)	(0.5)

Effective tax rate	35.5%	34.6%	35.0%

5. Insurance Program

In August 2004, the Company renewed substantially all of its insurance coverages and continued to assume a significant part of the risk exposure for the worker’s compensation, general liability, property and automobile policies. For workers’ compensation the Company agreed to assume the first $0.35 million per occurrence for the first claim and $0.25 million per occurrence for all subsequent claims. The level of risk retention for general liability and automobile liability claims remained at the 2003 levels of $0.10 million per occurrence. The worker’s compensation and automobile policies have a combined stop loss coverage of $6.0 million with a individual stop loss coverage for general liability of $0.9 million. The property exposure of the Company is unlimited in excess of $30.0 million with a retention amount totaling $0.1 million. In August 2004 the Company began funding a cash reserve account totaling $1.0 million for workers’ compensation and automobile liability and as of January 31, 2005 the Company had paid $0.6 million in to the cash reserve account. Additionally, the Company was required to put in place a stand-by letter of credit in the amount of $1.0 million in the event the pre-funded reserve account is not sufficient to pay expected losses. As of January 31, 2005, the Company has provided a reserve in the amount of $0.5 million to cover the unpaid portion of expected future claims under all self-retained risk programs. In the opinion of management, the pre-funded reserve account and self-retained risk reserve are sufficient to cover any run-off claims associated with known claims and claims incurred but not yet reported.

6. Leases

The Company leases certain of its facilities and operating equipment from outside parties and from a stockholder/officer. The real estate leases generally have initial lease periods of from 5 to 15 years with renewal options at the discretion of the Company; the equipment leases generally provide for initial lease terms of three to seven years and provide for a purchase right by the Company at the end of the lease term at the fair market value of the equipment.

As of February 1, 2005, the Company, as a result of the divestiture by SRDS of its properties that the Company had previously been leasing from SRDS (see Note 9), has six additional operating leases that were not classified as “lease expense” in fiscal years ended January 31, 2005. These additional lease expenses are included in the schedule below.

The following is a schedule of future minimum base rental payments required under the operating leases that have initial non-cancelable lease terms in excess of one year (in thousands):

Years Ended January 31,	Third Party	Related Party	Total
2006	$14,101	$207	$14,308
2007	12,699	207	12,906
2008	11,768	207	11,975
2009	10,857	207	11,064
2010	10,201	207	10,408
Thereafter	46,415	207	46,622

Total	$106,041	$1,242	$107,283

Total lease expense was approximately $12.3 million, $14.0 million and $15.0 million for the years ended January 31, 2003, 2004 and 2005, respectively, including approximately $1.1 million, $1.6 million and $0.2 million paid to related parties, respectively. During the year ended January 31, 2005, the Company paid $1.4 million under leases with SRDS. As SRDS was consolidated in the statement of operations for the year ended January 31, 2005, these payments were characterized as selling, general and administrative expenses, depreciation expense, interest expense and minority interest in limited partnership. See Note 1.

Certain of our leases are subject to scheduled minimum rent increases or escalation provisions, the cost of which is recognized on a straight-line basis over the minimum lease term. Tenant improvement allowances, when granted by lessor, are deferred and amortized as contra-lease expense over the term of the lease.

7. Stock-Based Compensation

The Company approved an Incentive Stock Option Plan that provides for a pool of up to 3.5 million options to purchase shares of the Company’s common stock. Such options are to be granted to various officers and employees at prices equal to the market value on the date of the grant. The options vest over three or five year periods (depending on the grant) and expire ten years after the date of grant. As part of the completion of the IPO, the Company amended the Incentive Stock Option Plan to provide for a total available pool of 2,559,767 options, adopted a Non-Employee Director Stock Option Plan that included 300,000 options, and adopted an Employee Stock Purchase Plan that reserved up to 1,267,085 shares of the Company’s common stock to be issued. On November 24, 2003, the Company issued six non-employee directors 240,000 total options to acquire the Company’s stock at $14.00 per share. On June 3, 2004, the Company issued 40,000 options to acquire the Company’s stock at $17.34 per share to a seventh non-employee director. At January 31, 2005, the Company had 20,000 options remaining in the Non-Employee Director Stock Option Plan.

The Employee Stock Purchase Plan is available to a majority of the employees of the Company and its subsidiaries, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the year ended January 31, 2005, the Company issued 8,664 shares of common stock to employees participating in the plan, leaving 1,258,421 shares remaining reserved for future issuance under the plan.

A summary of the status of the Company’s Incentive Stock Option Plan and the activity during the years ended January 31, 2003, 2004 and 2005 is presented below (shares in thousands):

	Years Ended January 31,
	2003		2004		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,174	$8.08	1,241	$8.34	1,531	$9.68
Granted	116	10.83	369	14.00	387	17.43
Exercised			(47)	(8.36)	(162)	(8.72)
Canceled	(49)	(8.21)	(32)	(9.15)	(90)	(11.07)

Outstanding, end of year	1,241	$8.34	1,531	$9.68	1,666	$11.50

Weighted average grant date fair value of options granted during period		$2.07		$4.77		$4.97

Options exercisable at end of year	363		551		712
Options available for grant	524		981		684

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding January 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable January 31, 2005	Weighted Average Exercise Price
$4.29-$4.29	45	4.9	$4.29	45	$4.29
$8.21-$10.83	921	6.3	8.52	606	8.36
$14.00 -$16.49	383	8.9	14.36	61	14.00
$17.73-$17.73	317	9.8	17.73	—	—

Total	1,666	7.5	$11.50	712	$8.60

8. Significant Vendors

As shown in the table below, a significant portion of the Company’s merchandise purchases for years ended January 31, 2003, 2004 and 2005 were made from six vendors:

	Years Ended January 31,
Vendor	2003	2004	2005
A	15.5%	15.5%	14.2%
B	10.0	11.2	13.8
C	13.7	12.5	13.2
D	6.0	5.7	8.0
E	1.0	4.0	6.7
F	4.3	4.7	5.8

Totals	50.5%	53.6%	61.7%

As part of a program to purchase product inventory from vendors overseas, the Company was not obligated at January 31, 2005 for stand-by letters of credit.

9. Related Party Transactions

The Company leases one of its stores from its Chief Executive Officer and Chairman of Board, which it entered prior to its becoming a publicly held company. It also leased five store locations from Specialized Realty Development Services, LP (“SRDS”), a real estate development company that was created prior to the Company’s becoming publicly held and was owned by various members of management and individual investors of Stephens Group, Inc. for five leases for retail store locations. The Stephens Group Inc is a significant shareholder of the Company. The Company was obligated to lease from SRDS each completed project, including a sixth store location that was completed in fiscal year 2005, for an initial period of 15 years. SRDS charged the Company annual lease rates of approximately 11.5% of the total cost of each project; in addition, the Company was responsible for the payment of all property taxes, insurance and common area maintenance expenses. Based on independent appraisals that were performed on each project that was completed, the Company believes that the terms of the leases were at least comparable to those that could be obtained in an arms’ length transaction. As part of the ongoing operation of SRDS, the Company received a management fee associated with the administrative functions that were provided to SRDS of $125,000, $5,000 and $100,000 for the years ended January 31, 2003, 2004 and 2005, respectively. As of January 31, 2005, the Company no longer leases any properties from SRDS since it divested itself of the leased properties. Consequently, the Company’s consolidated balance sheet at January 31, 2005 does not include accounts of SRDS that were previously consolidated with our financial statements at January 31, 2004. This exclusion reduced cash, total property and equipment, debt and minority interests reflected in our financial statements by approximately $0.5 million, $16.8 million, $15.2 million, and $2.1 million, respectively. However, the consolidated statements of operations and cash flows for fiscal 2005 include the operations and cash flows of SRDS through the dates the sales were completed. As part of the divestiture, SRDS reimbursed the Company $75,000 for costs related to lease modifications. Since FIN 46 will no longer apply to these leases (see Note 1, Application of FIN 46), the Company will prospectively classify all lease payments made under the leases as lease expense, as it does all other operating leases, rather than recording depreciation, interest and minority interest as previously reported under the provisions of FIN 46.

The Company engaged the services of Direct Marketing Solutions, Inc., or DMS, for a substantial portion of its direct mail advertising. Direct Marketing Solutions, Inc. is owned 85% by DMS Holdings LLC and 15% by its management. DMS Holdings LLC is in turn owned approximately 35.4% by Stephens DMS LLC and 64.6 % by Alpine Investors LP. The Stephens Group Inc., members of the Stephens family, Jon Jacoby and Doug Martin own 87.07% of Stephens DMS LLC. The Stephens Group Inc., members of the Stephens Family, Jon Jacoby, Doug Martin and Thomas J. Frank own 44.53% of Alpine Investors. Thus, this group of investors own approximately 45.10% of DMS – the Stephens Group Inc (24.32%), members of the Stephens family (14.51%), Jon Jacoby (2.78%), Doug Martin (2.79%) and Thomas J. Frank (0.7%). The Stephens Group Inc. and the members of the Stephens family are significant shareholders of the Company, and Jon Jacoby, Doug Martin and Thomas J. Frank are members of the Company’s Board of Directors. Mr. Frank is also the Chairman of Board of Directors and the Chief Executive Officer of the Company. The fees the Company paid to DMS during fiscal 2005 amounted to approximately $1.8 million. When DMS was engaged to perform direct marketing services for the Company, a competitive analysis was performed from at least three marketing groups, with DMS being the successful low bidder. During fiscal 2005, additional competitive analyses have been performed to assure that DMS offers the Company the best service at the lowest cost. In each such test, DMS has proven to be lower in cost than the others included in the tests.

10. Benefit Plans

The Company has established a defined contribution 401(k) plan for eligible employees who are at least 21 years old and have completed at least one-year of service. Employees may contribute up to 20% of their eligible pretax compensation to the plan. The Company will match 100% of the first 3% of the employees’ contributions and 50% of the next 2% of the employees’ contributions. Employees at least 50 years of age may make supplemental contributions to the Plan as defined by current regulations. At its option, the Company may also make supplemental contributions to the Plan, but has not made such contributions in the past three years. The matching contributions made by the company totaled $1.1, $1.2 and $1.4 million during the years ended January 31, 2003, 2004 and 2005, respectively.

11. Common and Preferred Stock

The Company has outstanding 23,267,596 shares of common stock at January 31, 2005, of which 125,230 shares are restricted as to various vesting rights until July 2006.

As part of the Company’s recapitalization and reorganization that took place in 1998, a total of 213,720 shares of preferred stock were issued in exchange for existing common stock of the Company; such shares were valued as of the date of the transaction at $87.18 per share and bear a cumulative dividend of 10% that was not payable until declared by the Company’s board of directors. Such cumulative dividends must be paid before dividends on the common stock can be distributed. At January 31, 2003, there was $8.2 million ($47.17 per share) of accumulated dividends that had not been declared as payable by the Company’s board of directors. On January 24, 2003, the board of directors declared a preferred stock dividend as of April 30, 2003 in the amount of $8.8 million ($50.53 per share) contingent upon the completion of a proposed initial public offering. On December 1, 2003 when the initial public offering was closed, the Company redeemed all preferred stock and accumulated dividends for 1,711,832 shares of common stock and $1.5 million in cash.

The table below reflects the number of preferred shares the Company redeemed during the periods covered and the total costs of the redemptions including accumulated dividends (in thousands):

Year ended January 31,	Shares Redeemed	Total Costs	Accumulated Dividends
2003	—	$—	$—
2004	174,648	25,420	10,194
2005	—	—	—

12. Contingencies

Legal Proceedings. The Company is involved in routine litigation incidental to our business from time to time. The Company does not expect the outcome of any of this routine litigation to have a material effect on our financial condition or results of operations.

The Company was previously a named defendant in a lawsuit alleging an inappropriate overlap in the warranty periods provided by the manufacturers of the products the Company sells and the periods covered by the service maintenance agreements that the Company sells, seeking unspecified damages and an injunction against the Company’s current practices. The lawsuit additionally was seeking to establish a class action for breach of contract and violations of state and federal consumer protection laws arising from the terms of the service maintenance agreements. The Company challenged the lawsuit vigorously, believing that the terms of the service maintenance agreements are consistent with industry standards and practices. In January 2005, the Company was informed that the litigation was dismissed by the 172nd District Court of Jefferson County, Texas and that the plaintiff’s time for appeal of that judgment expired without action, and the court’s judgment is final.

Insurance. Because of its inventory, vehicle fleet and general operations, the Company has purchased insurance covering a broad variety of potential risks. The Company purchases insurance polices covering general liability, workers compensation, real property, inventory and employment practices liability, among others. Additionally, the Company has umbrella policies with an aggregate limit of $50.0 million. The Company has retained a portion of the risk under these policies and its group health insurance program. See additional discussion under Note 1. The Company has a $2.1 million letter of credit outstanding supporting its obligations under the property and casualty portion of its insurance program.

Service Maintenance Agreement Obligations. In November 2002, FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Other, was issued. Among other things, this interpretation requires enhanced disclosures made by a guarantor about its obligations under certain guarantees it has issued. The Company sells service maintenance agreements under which it is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sales and recorded in revenues in the statement of operations over the life of the agreements. The amounts deferred on reflected on the face of the balance sheet in “Deferred revenues and allowances,” see also Note 1 for additional discussion.

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

Management’s Report on Internal Control over Financial Reporting

Please refer to Management’s Report on Internal Control over Financial Reporting on page 50 of this report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred in the quarter ended January 31, 2005, which have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

The information required by Items 10 through 14 is included in our definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference. CROSS REFERENCE TO ITEMS 10-14 LOCATED IN THE PROXY STATEMENT

	Item	Caption in the Conn’s, Inc. 2005 Proxy Statement
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	BOARD OF DIRECTORS, EXECUTIVE OFFICERS

ITEM 11.	EXECUTIVE COMPENSATION	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	STOCK OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	INDEPENDENT PUBLIC ACCOUNTANTS

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:

(1)	The financial statements listed in response to Item 8 of this report are as follows:

Consolidated Balance Sheets as of January 31, 2004 and 2005

Consolidated Statements of Operations for the Years Ended January 31, 2003, 2004 and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended January 31, 2003, 2004 and 2005

Consolidated Statements of Cash Flows for the Years Ended January 31, 2004 and 2005

(2)	Financial Statement Schedule: Report of Independent Auditors on Financial Statement Schedule for the three years in the period ended January 31, 2005; Schedule II — Valuation and Qualifying Accounts. The financial statement schedule should be read in conjunction with the consolidated financial statements in our 2005 Annual Report to Stockholders. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits: A list of the exhibits filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONN’S, INC.
(Registrant)

/s/ Thomas J. Frank, Sr.
Date: April 5, 2005	Thomas J. Frank, Sr.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas J. Frank. Sr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 5, 2005
Thomas J. Frank, Sr.

/s/ David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	April 5, 2005
David L. Rogers

/s/ Marvin D. Brailsford	Director	April 5, 2005
Marvin D. Brailsford

/s/ Jon E.M. Jacoby	Director	April 5, 2005
Jon E.M. Jacoby

/s/ Bob L. Martin	Director	April 5, 2005
Bob L. Martin

/s/ Douglas H. Martin	Director	April 5, 2005
Douglas H. Martin

/s/ Scott L. Thomspson	Director	April 5, 2005
Scott L. Thompson

/s/ William T. Trawick	Director	April 5, 2005
William T. Trawick

/s/ Theodore M. Wright	Director	April 5, 2005
Theodore M. Wright

EXHIBIT INDEX

Exhibit Number	Description
2	Agreement and Plan of Merger dated January 15, 2003, by and among Conn’s, Inc., Conn Appliances, Inc. and Conn’s Merger Sub, Inc. (incorporated herein by reference to Exhibit 2 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

3.1	Certificate of Incorporation of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

3.1.1	Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Commission on June 7, 2004).

3.2	Bylaws of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.2 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

3.2.1	Amendment to the Bylaws of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.2.1 to Conn’s Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Commission on June 7, 2004).

4.1	Specimen of certificate for shares of Conn’s, Inc.’s common stock (incorporated herein by reference to Exhibit 4.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).

10.1	Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).†

10.1.1	Amendment to the Conn’s, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Conn’s Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Commission on June 7, 2004).†

10.1.2	Form of Stock Option Agreement (filed herewith).†

10.2	2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).†

10.2.1	Form of Stock Option Agreement (filed herewith).†

10.3	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).†

10.4	Conn’s 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).†

10.5	Shopping Center Lease Agreement dated May 3, 2000, by and between Beaumont Development Group, L.P., f/k/a Fiesta Mart, Inc., as Lessor, and CAI, L.P., as Lessee, for the property located at 3295 College Street, Suite A, Beaumont, Texas (incorporated herein by reference to Exhibit 10.5 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.5.1	First Amendment to Shopping Center Lease Agreement dated September 11, 2001, by and among Beaumont Development Group, L.P., f/k/a Fiesta Mart, Inc., as Lessor, and CAI, L.P., as Lessee, for the property located at 3295 College Street, Suite A, Beaumont, Texas (incorporated herein by reference to Exhibit 10.5.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.6	Industrial Real Estate Lease dated June 16, 2000, by and between American National Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 8550-A Market Street, Houston, Texas (incorporated herein by reference to Exhibit 10.6 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.6.1	First Renewal of Lease dated November 24, 2004, by and between American National Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 8550-A Market Street, Houston, Texas (filed herewith).

10.7	Lease Agreement dated December 5, 2000, by and between Prologis Development Services, Inc., f/k/a The Northwestern Mutual Life Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 4810 Eisenhauer Road, Suite 240, San Antonio, Texas (incorporated herein by reference to Exhibit 10.7 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.7.1	Lease Amendment No. 1 dated November 2, 2001, by and between Prologis Development Services, Inc., f/k/a The Northwestern Mutual Life Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 4810 Eisenhauer Road, Suite 240, San Antonio, Texas (incorporated herein by reference to Exhibit 10.7.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.8	Lease Agreement dated August 18, 2003, by and between Robert K. Thomas, as Lessor, and CAI, L.P., as Lessee, for the property located at 4610-12 McEwen Road, Dallas, Texas (incorporated herein by reference to Exhibit 10.8 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.9	Credit Agreement dated April 24, 2003, by and among Conn Appliances, Inc. and the Borrowers thereunder, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and SunTrust Bank, as Documentation Agent (incorporated herein by reference to Exhibit 10.9 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.9.1	First Amendment to Credit Agreement dated April 7, 2004 by and among Conn Appliances, Inc. and CAI Credit Insurance Agency, Inc., collectively the Borrowers, each of the Lenders which is or may from time to time become a party thereto, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Commission on April 23, 2004).

10.9.2	Second Amendment to Credit Agreement dated November 12, 2004 by and among Conn Appliances, Inc. and CAI Credit Insurance Agency, Inc., collectively the Borrowers, each of the Lenders which is or may from time to time become a party thereto, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Commission on November 17, 2004).

10.9.3	Letter of Credit Agreement dated November 12, 2004 by and between Conn Appliances, Inc. and CAI Credit Insurance Agency, Inc., the financial institutions listed on the signature pages thereto, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 99.2 to Conn’s Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Commission on November 17, 2004).

10.10	Receivables Purchase Agreement dated September 1, 2002, by and among Conn Funding II, L.P., as Purchaser, Conn Appliances, Inc. and CAI, L.P., collectively as Originator and Seller, and Conn Funding I, L.P., as Initial Seller (incorporated herein by reference to Exhibit 10.10 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.11	Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.11 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.11.1	First Supplemental Indenture dated October 29, 2004 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Commission on November 4, 2004).

10.12	Series 2002-A Supplement to Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.12.1	Amendment to Series 2002-A Supplement dated March 28, 2003, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (filed herewith).

10.12.2	Amendment No. 2 to Series 2002-A Supplement dated July 1, 2004, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (filed herewith).

10.13	Series 2002-B Supplement to Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.13 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.13.1	Amendment to Series 2002-B Supplement dated March 28, 2003, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (filed herewith).

10.14	Servicing Agreement dated September 1, 2002, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.15	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.15 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).†

10.16	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).†

10.17	2006 Bonus Program (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on April 4, 2005).†

11.1	Statement re: computation of earnings per share is included under Note 1 to the financial statements.

21	Subsidiaries of Conn’s, Inc. (incorporated herein by reference to Exhibit 21 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Chief Executive Officer) (furnished herewith).

32.2	Section 1350 Certification (Chief Financial Officer) (furnished herewith).

99.1	Subcertification by Chief Operating Officer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer and Chief Financial Officer) (filed herewith).

99.2	Subcertification by Secretary/Treasurer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer and Chief Financial Officer) (filed herewith).

99.3	Subcertification of Chief Operating Officer and Secretary/Treasurer in support of Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer (furnished herewith).

†	Management contract or compensatory plan or arrangement