Form 10-Q
period 2005-04-30
CONNS INC
filed 2005-05-31
CIK 1223389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended                 Commission File Number
           April 30, 2005                               000-50421

                                  CONN'S, INC.
             (Exact name of registrant as specified in its charter)

         A Delaware Corporation                           06-1672840
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


                                 YES __X__   NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 25, 2005:



                   Class                                    Outstanding
------------------------------------------          ----------------------------
   Common stock, $.01 par value per share                    23,351,044

                                TABLE OF CONTENTS
                                -----------------


PART I.    FINANCIAL INFORMATION                                        Page No.
           ---------------------                                        --------

Item 1.    Financial Statements............................................  1
-------
           Consolidated Balance Sheets as of January 31, 2005 and April
            30, 2005.......................................................  1

           Consolidated Statements of Operations for the three months ended April 30, 2004 and 2005..................................  2

           Consolidated Statement of Stockholders' Equity for the three months ended April 30, 2005....................................  3

           Consolidated Statements of Cash Flows for the three months ended April 30, 2004 and 2005..................................  4

           Notes to Consolidated Financial Statements......................  5

Item 2.    Management's Discussion and Analysis of Financial Condition
-------     and Results of Operations...................................... 11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...... 22
-------

Item 4.    Controls and Procedures......................................... 23
-------


PART II.   OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings............................................... 23
-------

Item 5.    Other Information............................................... 23
-------

Item 6.    Exhibits........................................................ 23
-------


SIGNATURE  ................................................................ 24

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                  Conn's, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                      January 31,    April 30,
                                                          2005          2005
                                                      ------------  ------------
                        Assets                                      (unaudited)
Current assets
  Cash and cash equivalents ......................... $     7,027   $     5,669
  Accounts receivable, net ..........................      26,135        24,002
  Interests in securitized assets ...................     105,159       106,174
  Inventories .......................................      62,346        69,394
  Deferred income taxes .............................       4,901         6,896
  Prepaid expenses and other assets .................       3,356         3,105
                                                      ------------  ------------
     Total current assets ...........................     208,924       215,240
Non-current deferred income tax asset ...............       1,523         1,893
Property and equipment
  Land ..............................................       2,919         3,419
  Buildings .........................................       8,068         8,421
  Equipment and fixtures ............................      10,036        10,763
  Transportation equipment ..........................       4,419         4,421
  Leasehold improvements ............................      56,926        58,542
                                                      ------------  ------------
     Subtotal .......................................      82,368        85,566
  Less accumulated depreciation .....................     (34,658)      (37,245)
                                                      ------------  ------------
     Total property and equipment, net ..............      47,710        48,321
Goodwill, net .......................................       9,617         9,617
Debt issuance costs and other assets, net ...........         229           179
                                                      ------------  ------------
       Total assets ................................. $   268,003   $   275,250
                                                      ============  ============
         Liabilities and Stockholders' Equity
Current liabilities
  Notes payable ..................................... $     5,500   $         -
  Current portion of long-term debt .................          29            25
  Accounts payable ..................................      26,912        29,504
  Accrued compensation and related expenses .........       6,221         3,630
  Accrued expenses ..................................      13,662        15,718
  Income taxes payable ..............................           -         6,584
  Deferred income taxes .............................         966           486
  Deferred revenues and allowances ..................       7,383         7,460
  Fair value of derivatives .........................         177             -
                                                      ------------  ------------
     Total current liabilities ......................      60,850        63,407
Long-term debt ......................................       5,003             -
Non-current deferred income tax liability ...........         704           762
Deferred gain on sale of property ...................         644           602
Stockholders' equity
  Preferred stock ($0.01 par value, 1,000,000 shares
   authorized; none issued or outstanding) ..........           -             -
  Common stock ($0.01 par value, 40,000,000 shares
   authorized; 23,267,596 and 23,351,044 shares
   issued and outstanding at January 31, 2005 and
   April 30, 2005, respectively) ....................         233           233
  Additional paid-in capital ........................      84,257        85,012
  Accumulated other comprehensive income ............       7,516         6,636
  Retained earnings .................................     108,796       118,598
                                                      ------------  ------------
     Total stockholders' equity .....................     200,802       210,479
                                                      ------------  ------------
       Total liabilities and stockholders' equity ... $   268,003   $   275,250
                                                      ============  ============

See notes to consolidated financial statements.

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except earnings per share)

                                                          Three Months Ended
                                                              April 30,
                                                      --------------------------
                                                          2004          2005
                                                      ------------  ------------

Revenues
  Product sales ....................................  $   108,503   $   127,275
  Service maintenance agreement commissions, net ...        5,661         6,884
  Service revenues .................................        4,378         4,775
                                                      ------------  ------------

     Total net sales ...............................      118,542       138,934
  Finance charges and other ........................       16,336        19,229
                                                      ------------  ------------

     Total revenues ................................      134,878       158,163

Cost and expenses
  Cost of goods sold, including warehousing and
   occupancy costs .................................       84,774       100,917
  Cost of parts sold, including warehousing and
   occupancy costs .................................        1,104         1,225
  Selling, general and administrative expense ......       34,862        39,482
  Provision for bad debts ..........................        1,422         1,152
                                                      ------------  ------------

     Total cost and expenses .......................      122,162       142,776
                                                      ------------  ------------

Operating income ...................................       12,716        15,387
Interest expense ...................................          582           355
                                                      ------------  ------------

Income before minority interest and income taxes ...       12,134        15,032
Minority interest in limited partnership ...........         (115)            -
                                                      ------------  ------------
Income before income taxes .........................       12,019        15,032
Provision for income taxes
  Current ..........................................        4,683         7,543
  Deferred .........................................         (437)       (2,313)
                                                      ------------  ------------

     Total provision for income taxes ..............        4,246         5,230
                                                      ------------  ------------

Net income .........................................  $     7,773   $     9,802
                                                      ============  ============

Earnings per share
  Basic ............................................  $      0.34   $      0.42
  Diluted ..........................................  $      0.33   $      0.41
Average common shares outstanding
  Basic ............................................       23,145        23,307
  Diluted ..........................................       23,749        23,856

See notes to consolidated financial statements.

                                       Conn's, Inc.
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             Three Months Ended April 30, 2005
                                        (unaudited)
                         (in thousands, except descriptive shares)

                                                         Accum.
                                                         Other
                                      Common Stock      Compre-    Additional
                                  -------------------   hensive     Paid-in     Retained
                                    Shares   Amount     Income      Capital     Earnings     Total
                                  --------- --------- ----------- ----------- ----------- -----------
Balance January 31, 2005 ........   23,268    $  233    $  7,516    $ 84,257    $108,796    $200,802

Exercise of options to acquire
 80,620 shares of common
 stock ..........................       80         -           -         715           -         715

Issuance of 2,829 shares of
 common stock under
 Employee Stock Purchase
 Plan ...........................        3         -           -          40           -          40

Net income ......................        -         -           -           -       9,802       9,802

Reclassification adjustments
 on derivative instruments
 (net of tax of $86) ............        -         -         160           -           -         160

Adjustment of fair value of
 securitized assets (net of
 tax of $560), net of reclass-
 ification adjustments of
 $2,340 (net of tax of $1,266) ..        -         -      (1,040)          -           -      (1,040)
                                                                                          -----------

Total comprehensive income ......                                                              8,922
                                  --------- --------- ----------- ----------- ----------- -----------
Balance April 30, 2005 ..........   23,351    $  233    $  6,636    $ 85,012    $118,598    $210,479
                                  ========= ========= =========== =========== =========== ===========

See notes to consolidated financial statements.

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                          Three Months Ended
                                                              April 30,
                                                      --------------------------
                                                          2004          2005
                                                      ------------  ------------

Cash flows from operating activities
 Net income ......................................... $     7,773   $     9,802
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation .....................................       1,880         2,645
   Amortization .....................................         123           (59)
   Provision for bad debts ..........................       1,422         1,152
   Discounts on promotional credit ..................         184           111
   Accretion from interests in securitized assets ...      (3,521)       (3,606)
   Provision for deferred income taxes ..............        (437)       (2,313)
   Loss (Gain) from sale of property and equipment ..          (1)            6
   Loss (Gain) from derivatives .....................         (26)           69
 Changes in operating assets and liabilities:
   Accounts receivable ..............................      (3,728)        1,894
   Inventory ........................................      (3,357)       (7,048)
   Prepaid expenses and other assets ................         693           251
   Accounts payable .................................         551         2,593
   Accrued expenses .................................      (3,051)         (536)
   Income taxes payable .............................       1,947         6,584
   Deferred revenue and allowances ..................          89           111
                                                      ------------  ------------
Net cash provided by operating activities ...........         541        11,656
                                                      ------------  ------------
Cash flows from investing activities
 Purchase of property and equipment .................      (4,346)       (3,273)
 Proceeds from sale of property .....................           2            11
                                                      ------------  ------------
Net cash used in investing activities ...............      (4,344)       (3,262)
                                                      ------------  ------------
Cash flows from financing activities
 Proceeds from stock issued under employee benefit
  plans, including tax benefit ......................         591           755
 Net payments under lines of credit .................          (3)      (10,500)
 Payment of promissory notes ........................         (17)           (7)
                                                      ------------  ------------
Net cash provided by (used in) financing activities .         571        (9,752)
                                                      ------------  ------------
Impact on cash of consolidation of SRDS .............         (49)            -
                                                      ------------  ------------
Net change in cash ..................................      (3,281)       (1,358)
Cash and cash equivalents
 Beginning of the year ..............................      12,942         7,027
                                                      ------------  ------------
 End of period ...................................... $     9,661   $     5,669
                                                      ============  ============

See notes to consolidated financial statements.

                                  Conn's, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 April 30, 2005

1. Significant Accounting Policies

     Basis of Presentation. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006. The financial statements should be read in conjunction with the Company's (as defined below) audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed on April 5, 2005.

     The Company's balance sheet at January 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial presentation. Please see the Company's Form 10-K for the fiscal year ended January 31, 2005 for a complete presentation of the audited financial statements at that date, together with all required footnotes, and for a complete presentation and explanation of the components and presentations of the financial statements.

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

     Application of FIN 46. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51, or FIN 46. FIN 46 requires entities, generally, to be consolidated by a company when it has a controlling financial interest through ownership, direct or indirect, of a majority voting interest in an entity with which it conducts business. The Company evaluated the effects of the issuance of FIN 46 on the accounting for its leases with Specialized Realty Development Services, LP ("SRDS") and determined that it was appropriate to consolidate the balance sheet of SRDS with the Company as of January 31, 2004. As of January 31, 2005, the Company no longer leased any of its facilities from SRDS and therefore FIN 46 no longer applies and the Company no longer consolidates SRDS's balance sheet or statement of operations. However, the operations of SRDS are consolidated with those of the Company commencing on February 1, 2004 through the last effective date of the Company's leases with SRDS of January 30, 2005. The effect of such consolidation on the Company's Statement of Operations for the three months ended April 30, 2004 was to reduce "Selling, general and administrative expense" by $0.3 million, to increase "Interest expense" by $0.2 million and to reduce "Income before income taxes" by $0.1 million for "Minority interest in limited partnership". The Company had no exposure to losses incurred by SRDS.

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

                                                          Three Months Ended
                                                              April 30,
                                                      --------------------------
                                                          2004          2005
                                                      ------------  ------------

Common stock outstanding, beginning of period .......  23,101,772    23,267,596
Weighted average common stock issued in stock
 option exercises ...................................      43,615        38,893
Weighted average common stock issued to
 employee stock purchase plan .......................           -           985
                                                      ------------  ------------
Shares used in computing basic earnings per
 share ..............................................  23,145,387    23,307,474
Dilutive effect of stock options, net of
 assumed repurchase of treasury stock ...............     603,260       548,093
                                                      ------------  ------------
Shares used in computing diluted earnings
 per share ..........................................  23,748,647    23,855,567
                                                      ============  ============

     Goodwill. Goodwill represents the excess of purchase price over the fair market value of net assets acquired. Effective February 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, whereby goodwill is no longer amortized, but rather the Company assesses the potential future impairment of goodwill on an annual basis, or at any other time when impairment indicators exist. The Company concluded at January 31, 2005 and April 30, 2005 that no impairment of goodwill existed.

     Stock-Based Compensation. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company follows the intrinsic value method of accounting for stock-based compensation issued to employees, as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Since all options outstanding at April 30, 2005 were granted at or above fair value at the date of grant, no compensation expense has been recognized under the Company's stock option plan for any of the financial statements presented. Additionally, as the employee stock purchase plan is a qualified plan, no compensation expense has been recognized in the financial statements presented.

     If compensation expense for the Company's stock option and employee stock purchase plans had been recognized using the fair value method of accounting under SFAS No. 123, net income available for common stockholders for the three months ended April 30, 2004 and 2005 would have decreased by 2.8% and 3.3%, respectively. For post-IPO stock option grants, the Company has used the Black-Scholes model to determine fair value. Prior to the IPO, the fair value of the options issued was estimated using the minimum valuation option-pricing model. Fair value compensation expense for the employee stock purchase plan was computed as the 15% discount from fair market value the employee receives when purchasing the shares. The following table presents the impact to earnings per share as if the Company had adopted the fair value recognition provisions of SFAS No. 123 (dollars in thousands except per share data):

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                                                          Three Months Ended
                                                              April 30,
                                                      --------------------------
                                                          2004          2005
                                                      ------------  ------------

Net income available for common stockholders as
 reported ...........................................   $   7,773     $   9,802
Stock-based compensation, net of tax, that would
 have been reported under SFAS 123 ..................        (221)         (324)
                                                      ------------  ------------
Pro forma net income  ...............................   $   7,552     $   9,478
                                                      ============  ============

Earnings per share-as reported:
  Basic ............................................    $    0.34     $    0.42
  Diluted ..........................................    $    0.33     $    0.41
Pro forma earnings per share:
  Basic ............................................    $    0.33     $    0.41
  Diluted ..........................................    $    0.32     $    0.40

     Application of APB 21 to Promotional Credit Programs that Exceed One Year in Duration: In February 2004, the Company began offering promotional credit payment plans on certain products that extend beyond one year. In accordance with APB 21, Interest on Receivables and Payables, such sales are discounted to their fair value resulting in a reduction in sales and receivables and the amortization of the discount amount over the term of the deferred interest payment plan. The difference between the gross sale and the discounted amount is reflected as a reduction of Product sales in the consolidated statements of operations and the amount of the discount being amortized in the current period is recorded in Finance charges and other. For the three months ended April 30, 2004 and 2005, Product sales were reduced by $213,000 and $595,000, respectively, and Finance charges and other was increased by $29,000 and $484,000, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount.

     Recent Accounting Pronouncements. In December 2004, SFAS No. 123R, Share-Based Payment, was issued. The statement is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and does not change the previous accounting guidance for share-based payment transactions with parties other than employees. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and record that cost over the period during which the employee is required to provide service in exchange for the award. Additionally, employee services received in exchange for liability awards will be measured at fair value and re-measured at each reporting date, with changes in the fair value recorded as compensation cost over that period.

     This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date. As of the required effective date, all public entities will apply this statement using a modified version of prospective application, which requires recognition of compensation cost on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement No. 123. This statement was originally effective for public companies, beginning with the first interim or annual period beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission changed the required effective date for public companies to the first fiscal year beginning after June 15, 2005. The Company is currently analyzing the impact this statement will have on its consolidated results of operations and its financial position.

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

     Reclassifications. Certain reclassifications have been made in the prior year's financial statements to conform to current year's presentation.

2. Supplemental Disclosure of Revenue and Comprehensive Income

     The following is a summary of the classification of the amounts included as Finance charges and other for the three months ended April 30, 2004 and 2005 (in thousands):

                                                          Three Months Ended
                                                              April 30,
                                                      --------------------------
                                                          2004          2005
                                                      ------------  ------------
Securitization income ...............................   $  10,823     $  13,038
Income from receivables not sold ....................         295           280
Insurance commissions ...............................       4,311         4,666
Other ...............................................         907         1,245
                                                      ------------  ------------
Finance charges and other ...........................   $  16,336     $  19,229
                                                      ============  ============


     The components of total comprehensive income for the three months ended April 30, 2004 and 2005 are presented in the table below (in thousands):

                                                          Three Months Ended
                                                              April 30,
                                                      --------------------------
                                                          2004          2005
                                                      ------------  ------------
Net income ..........................................   $   7,773     $   9,802
Unrealized gain on derivative instruments ...........         278           246
Taxes on unrealized gain on derivatives .............         (98)          (86)
Adjustment of fair value of securitized assets ......         802        (1,600)
Taxes on adjustment of fair value ...................        (283)          560
                                                      ------------  ------------
Total comprehensive income ..........................   $   8,472     $   8,922
                                                      ============  ============


3. Supplemental Disclosure Regarding Managed Receivables

     The following tables present quantitative information about the receivables portfolios managed by the Company (in thousands):

                                                  Total Principal Amount of        Principal Amount 60 Days
                                                         Receivables                 or More Past Due (1)
                                                ------------------------------- -------------------------------
                                                  January 31,       April 30,     January 31,       April 30,
                                                ------------------------------- -------------------------------
                                                     2005             2005           2005             2005
                                                --------------- --------------- --------------- ---------------
 Primary portfolio:
       Installment............................    $    328,042    $    335,849    $     16,636    $     12,934
       Revolving..............................          30,210          30,583             867             705
                                                --------------- --------------- --------------- ---------------
 Subtotal.....................................         358,252         366,432          17,503          13,639
 Secondary portfolio:
       Installment............................          70,448          78,066           5,640           4,852
                                                --------------- --------------- --------------- ---------------
 Total receivables managed....................         428,700         444,498          23,143          18,491
 Less receivables sold........................         419,172         435,113          21,540          17,230
                                                --------------- --------------- --------------- ---------------
 Receivables not sold.........................           9,528           9,385    $      1,603    $      1,261
                                                                                =============== ===============
 Non-customer receivables.....................          16,607          14,617
                                                --------------- ---------------
       Total accounts receivable, net.........    $     26,135    $     24,002
                                                =============== ===============

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                                                       Average Balances               Net Credit Losses
                                                ------------------------------- -------------------------------
                                                      Three Months Ended              Three Months Ended
                                                          April 30,                      April 30, (2)
                                                ------------------------------- -------------------------------
                                                     2004             2005           2004             2005
                                                --------------- --------------- --------------- ---------------
 Primary portfolio:
       Installment............................    $    273,127    $    331,285
       Revolving..............................          23,727          30,452
                                                --------------- ---------------
 Subtotal.....................................         296,854         361,737    $      2,437    $      2,655
 Secondary portfolio:
       Installment............................          59,228          74,823             922             622
                                                --------------- --------------- --------------- ---------------
 Total receivables managed....................         356,082         436,560           3,359           3,277
 Less receivables sold........................         346,632         427,129           3,022           3,087
                                                --------------- --------------- --------------- ---------------
 Receivables not sold.........................    $      9,450    $      9,431    $        337    $        190
                                                =============== =============== =============== ===============
___________
(1)  Amounts are based on end of period balances.
(2)  Amounts represent total loan loss provision, net of recoveries, on total receivables.

4. Fair Value of Derivatives

     The Company held interest rate swaps and collars with notional amounts totaling $20.0 million as of April 30, 2004, which expired on April 15, 2005, and were held for the purpose of hedging against variable interest rate risk, primarily related to cash flows from the Company's interest-only strip as well as variable rate debt.

     In fiscal 2004, hedge accounting was discontinued for the $20.0 million of swaps. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at the time hedge accounting was discontinued, the Company began to recognize changes in fair value of the swaps as a reduction to interest expense and to amortize the amount of accumulated other comprehensive loss related to those derivatives as interest expense over the period that the forecasted transactions affected the consolidated statements of operations. During the three months ended April 30, 2004 and 2005, the Company reclassified $278,000 and $246,000, respectively, of losses previously recorded in accumulated other comprehensive income into the consolidated statements of operations and recorded $(305,000) and $(177,000), respectively, of interest reductions in the consolidated statements of operations because of the change in fair value of the swaps.

5. Letters of Credit

     The Company utilizes unsecured letters of credit to secure a portion of the QSPE's asset-backed securitization program, deductibles under the Company's insurance programs and international product purchases. At January 31, 2005 and April 30, 2005, the Company had outstanding unsecured letters of credit of $12.1 million and $11.8 million, respectively. These letters of credit were issued under the three following facilities:

     o The Company has a $5.0 million sublimit provided under its revolving line of credit for stand-by and import letters of credit. At April 30, 2005, $1.7 million of letters of credit were outstanding and callable at the option of the Company's insurance carrier if the Company does not honor its requirement to fund deductible amounts as billed under its insurance program.

     o The Company has arranged for a $10.0 million stand-by letter of credit to provide assurance to the trustee of the asset-backed securitization program that funds collected by the Company would be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year and expires in August 2005, at which time the Company expects to renew such obligation.

     o The Company obtained a $1.5 million commitment for trade letters of credit to secure product purchases under an international arrangement. At April 30, 2005, $148,000 of letters of credit were outstanding under this commitment. The letter of credit has a term of one year and expires in June 2005.

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

     The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which total $16.5 million as of April 30, 2005.

6. Contingencies

     Legal Proceedings. The Company is involved in routine litigation incidental to its business from time to time. Currently, the Company does not expect the outcome of any of this routine litigation to have a material effect on its financial condition or results of operations. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact the Company's estimate of reserves for litigation.

     Service Maintenance Agreement Obligations. In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Other, was issued. Among other things, this interpretation requires enhanced disclosures made by a guarantor about its obligations under certain guarantees it has issued. The Company sells service maintenance agreements under which it is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The typical term for these agreements is between 12 and 36 months. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sales and recorded in revenues in the statement of operations over the life of the agreements. The revenues deferred related to these agreements totaled $3.9 million and $3.9 million, respectively, as of January 31, 2005 and April 30, 2005, and are included on the face of the balance sheet in Deferred revenues and allowances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This report contains forward-looking statements. We sometimes use words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about us that may cause actual results to differ from these forward-looking statements include, but are not limited to:

     o the success of our growth strategy and plans regarding opening new stores and entering adjacent and new markets, including our plans to continue expanding into the Dallas/Fort Worth Metroplex, and the South Texas Rio Grande Valley;

     o    our ability to update or expand existing stores;

     o our ability to estimate and obtain capital for required capital expenditures and costs related to the opening of new stores or to update or expand existing stores;

     o our cash flows from operations, borrowings from our revolving line of credit and proceeds from securitizations to fund our operations, debt repayment and expansion;

     o technological and market developments, growth trends and projected sales in the home appliance and consumer electronics industry, including digital products like HDTV, and other new products, and our ability to capitalize on such growth;

     o the potential for price erosion or lower unit sales points that could result in declines in revenues;

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

     Additional important factors that could cause our actual results to differ materially from our expectations are discussed under "Risk Factors" in our Form 10-K filed with the Securities Exchange Commission on March 31, 2005. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report might not happen.

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

     We are a specialty retailer that sells major home appliances, including refrigerators, freezers, washers, dryers and ranges, a variety of consumer electronics, including projection, plasma and LCD televisions, camcorders, VCRs, DVD players and home theater products, lawn and garden products and mattresses. We also sell home office equipment, including computers and computer accessories and continue to introduce additional product categories for the consumer and home to help increase same store sales and to respond to our customers' product needs. We require all our sales associates to be knowledgeable of all of our products, but to specialize in certain specific product categories.

     We currently operate 51 retail locations in Texas and Louisiana, and expect to open six to eight additional stores during the current fiscal year. We plan to acquire and operate an expanded distribution center in the Dallas/Fort Worth market during the second or third quarter of this fiscal year, which will serve that immediate market and permit us to explore markets within a 200+ mile radius of such facility.

     Unlike many of our competitors, we provide flexible in-house credit options for our customers. In the last three years, we financed, on average, approximately 56% of our retail sales through our internal credit programs. We finance a large portion of our customer receivables through an asset-backed securitization facility, and we derive servicing fee income and interest income from these assets. As part of our asset-backed securitization facility, we have created a qualifying special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and to issue asset-backed and variable funding notes to third parties. We transfer receivables, consisting of retail installment and revolving account receivables, extended to our customers, to the issuer in exchange for cash and subordinated securities. To finance its acquisition of these receivables, the issuer has issued notes to third parties.

     We also derive revenues from repair services on the products we sell and from product delivery and installation services we provide to our customers. Additionally, acting as an agent for unaffiliated companies, we sell credit insurance and service maintenance agreements to protect our customers from credit losses due to death, disability, involuntary unemployment and property damage and product failure not covered by a manufacturers' warranty. We also derive revenues from the sale of extended service maintenance agreements to protect the customers after the original manufacturer's warranty or service maintenance agreement has expired.

     Our business is somewhat seasonal, with a greater portion of our revenues realized during the quarter ending January 31, due to the holiday selling season, the major collegiate bowl season and the National Football League playoffs and Super Bowl. Additionally, we generally realize a greater portion of our pretax and net income during the quarters ended January 31 and April 30, due to the factors discussed above and the impact of our promotional efforts during these periods.

Executive Overview

     This narrative is intended to provide an executive level overview of our operations for the three months ended April 30, 2005. A detailed explanation of the changes in our operations for these periods as compared to the prior year is included beginning on page 15. As explained in that section, our pretax income for the quarter ended April 30, 2005 increased approximately 25.1%, primarily as a result of higher revenues and gross margin dollars, lower selling, general and administrative expenses as a percentage of revenues and lower interest expense. Some of the more specific issues that impacted our operating and pretax income are:

o Same store sales for the quarter grew 7.3% over the same period for the prior year. We believe that we were able to achieve this favorable increase by continuing our emphasis on sales of our primary product categories, with the consumer electronics category being a key driver during the period, by focusing specifically on our track sales, and by taking the opportunity to promote furniture, bedding and lawn and garden products. It is our strategy to continue this combination of emphasizing our primary product categories and focusing on specialty product categories throughout the balance of fiscal 2006.

o Our entry into the Dallas/Fort Worth market and the opening of our new store in McAllen, Texas had a positive impact on our revenues. Approximately $12.8 million of our product sales increase for the quarter resulted from the opening of seven new stores in these markets, since February 2004. Our plans provide for the opening of three additional stores in the Dallas/Fort Worth market and at least one more in South Texas, along with three or four more stores in other locations during the balance of fiscal 2006.

o Part of our increase in same store sales during the quarter resulted from the continuation of deferred interest and "same as cash" plans on certain products that extend beyond one year. For the three months ended April 30, 2005, $6.7 million in gross product sales were financed by extended deferred interest and "same as cash" plans. We expect to continue to offer this type of extended term promotional credit in the future.

o Our gross margin for the quarter decreased from 36.3% to 35.4% for the three months ended April 30, 2005 when compared to the same period in the prior year, primarily as a result of changes in product mix and increased selling discounts.

o Operating margin, on the other hand, increased from 9.4% to 9.7% for the three months ended April 30, 2005 when compared to the same period in the prior year due in part to our ability to reduce Selling, general and administrative (SG&A) expenses as a percent of revenues. We decreased SG&A expense as a percent of revenues from 25.8% to 25.0%, primarily from decreases in payroll and payroll related expenses, net advertising expense and delivery costs, as a percent of revenues. Partially offsetting these reductions were higher occupancy costs and general insurance costs. Additionally, our operating margin benefited from a decrease in the Provision for bad debts as a percent of revenues from 1.1% to 0.7%.


Operational Changes and Resulting Outlook

     We opened another new store in the Dallas/Fort Worth market in Euless, Texas in late April, 2005. We continue to be satisfied with the results in this market and continue to expand the number of stores (three are under construction at this time) and plan to add additional distribution capability in the second or third quarter. We opened a new store in McAllen, Texas in early September 2004 and it has performed above our expectations. We believe that this South Texas market is substantially underserved and provides great potential for our company; we are currently constructing another store in the market in Harlingen, Texas, which should be open in late second quarter or early third quarter. We have several other locations in Texas, Louisiana and neighboring states that we believe are promising and are in various stages of development for opening either in the current fiscal year or the next.

     The consumer electronics industry depends on new products to drive increased consumer interest. Typically, these new products, such as digital televisions (e.g., plasma, LCD, and DLP) and DVD players, are introduced at relatively high price points that are then gradually reduced as the product becomes more mainstream. To sustain positive same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volumes to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. This has historically been our experience and we continue to adjust our marketing strategies to address this challenge through the introduction of new product categories and new products within our existing categories.

Application of Critical Accounting Policies

     In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as "critical accounting estimates." We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of April 30, 2005.

     Transfers of Financial Assets. We transfer customer receivables to the QSPE that issues asset-backed securities to third party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. As we transfer the accounts, we record an asset representing the interest only strip which is the difference between the interest earned on customer accounts and the cost associated with financing and servicing the transferred accounts, including a provision for bad debts associated with the transferred accounts discounted to a market rate of interest. The gain or loss recognized on these transactions is based on our best estimates of key assumptions, including forecasted credit losses, payment rates, forward yield curves, costs of servicing the accounts and appropriate discount rates. The use of different estimates or assumptions could produce different financial results. For example, if we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), our interest in securitized assets would have been reduced by $4.0 million as of April 30, 2005, which may have an adverse effect on earnings. We recognize income from our interest in these transferred accounts as gains on the transfer of the asset, interest income and servicing fees. This income is recorded as Finance charges and other in our consolidated statements of operations. If the assumption used for estimating credit losses were changed by 0.5% from 3.4% to 3.9%, the impact to recorded Finance charges and other would have been a reduction in revenues and pretax income of $1.7 million.

     Deferred Tax Assets. We have significant net deferred tax assets (approximately $7.5 million as of April 30, 2005), which are subject to periodic recoverability assessments. Realization of our net deferred tax assets may be dependent upon whether we achieve projected future taxable income. Our estimates regarding future profitability may change due to future market conditions, our ability to continue to execute at historical levels and our ability to continue our growth plans. These changes, if any, may require material adjustments to these deferred tax asset balances. For example, if we had assumed that the future tax rate at which these deferred items would reverse was 34.5% rather than 35.1%, we would have reduced the net deferred tax asset account and net income by approximately $129,000.

     Intangible Assets. We have significant intangible assets related primarily to goodwill and the costs of obtaining various loans and funding sources. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. We test for potential impairment of goodwill annually based on judgments regarding ongoing profitability and cash flow of the underlying assets. Our testing includes using judgments to estimate the separate operations of our insurance agency and secondary credit portfolio, including allocations for interest, overhead and taxes. Once these separate operations have been determined, we apply a multiple of earnings based on existing market conditions and estimated operating cash flow and compare the resulting estimated entity values to the recorded goodwill. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believe is impaired. Our goodwill balance at April 30, 2005 was $9.6 million.

     Property and Equipment. Our accounting policies regarding land, buildings, equipment and leasehold improvements include judgments regarding the estimated useful lives of such assets, the estimated residual values to which the assets are depreciated, and the determination as to what constitutes increasing the life of existing assets. These judgments and estimates may produce materially different amounts of depreciation and amortization expense that would be reported if different assumptions were used. These judgments may also impact the need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized. In addition, the actual life of the asset and residual value may be different from the estimates used to prepare financial statements in prior periods.

     Revenue Recognition. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell service maintenance renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amount of service maintenance agreement revenue deferred at April 30, 2005 and January 31, 2005 was $3.9 million and $3.9 million, respectively, and is included in Deferred revenue in the accompanying balance sheets.

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

Results of Operations

     The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

                                                          Three Months Ended
                                                              April 30,
                                                      --------------------------
                                                          2004          2005
                                                      ------------  ------------
Revenues:
  Product sales .....................................     80.5 %        80.5 %
  Service maintenance agreement commissions, net ....      4.2           4.3
  Service revenues ..................................      3.2           3.0
                                                      ------------  ------------
    Total net sales .................................     87.9          87.8
  Finance charges and other .........................     12.1          12.2
                                                      ------------  ------------
      Total revenues ................................    100.0         100.0
Costs and expenses:
  Cost of goods sold, including warehousing and
   occupancy cost ...................................     62.9          63.8
  Cost of parts sold, including warehousing and
   occupancy cost ...................................      0.8           0.8
  Selling, general and administrative expense .......     25.8          25.0
  Provision for bad debts ...........................      1.1           0.7
                                                      ------------  ------------
      Total costs and expenses ......................     90.6          90.3
                                                      ------------  ------------
  Operating income ..................................      9.4           9.7
  Interest expense ..................................      0.4           0.2
                                                      ------------  ------------
  Income before minority interest and income taxes ..      9.0           9.5
  Minority interest in limited partnership ..........      0.1           0.0
                                                      ------------  ------------
  Income before income taxes ........................      8.9           9.5
  Provision for income taxes ........................      3.1           3.3
                                                      ------------  ------------
  Net income ........................................      5.8 %         6.2 %
                                                      ============  ============

     The table above identifies several changes in our operations for the current quarter, including changes in revenue and expense categories expressed as a percentage of revenues. These changes are discussed in the Executive Overview section on page 12 and in more detail in the discussion of operating results beginning in the analysis below.

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

Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004

     Revenues. Total revenues increased by $23.3 million, or 17.3%, from $134.9 million for the three months ended April 30, 2004 to $158.2 million for the three months ended April 30, 2005. The increase was attributable to increases in net sales of $20.4 million, or 17.2%, and $2.9 million, or 17.7%, in finance charges and other revenue. Of the $20.4 million increase in net sales, $8.2 million resulted from a same store sales increase of 7.3%, $12.2 million was generated by seven retail locations that were not open for three consecutive months in each period, net of reductions related to the closing of one location, $(381,000) resulted from an increase in discounts of promotional credit sales and $396,000 resulted from a net increase in service revenues. Increased sales of computers and other new product categories included in the track, consumer electronics and furniture accounted for much of the increase in same store sales. Of the $20.4 million increase in net sales, $18.8 million was attributable to increases in product sales and $1.6 million was attributable to net changes in service maintenance agreement commissions and service revenues. Of the $18.8 million increase in product sales, approximately $11.2 million was attributable to increases in unit sales and approximately $7.6 million was attributable to increases in unit price points. Most of the volume impact was due to increased track, lawn and garden, and appliance sales, while the price point impact was driven primarily by consumers selecting higher priced products as new technology prices fall and become more affordable, but still remain above the price points of the older technology.

     The following table presents the makeup of net sales by product category in each quarter, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to break out the track area as a separate category.

                                                          Three Months Ended April 30,
                                           ---------------------------------------------------------
                                                        2004                         2005
                                           ---------------------------- ----------------------------    Percent
                 Category                      Amount         Percent       Amount         Percent      Increase
                                           --------------  ------------ --------------  ------------  ------------
Major home appliances ....................   $    41,962       35.4 %     $    46,497        33.4 %       10.8 %
Consumer electronics .....................        37,622       31.7            43,654        31.4         16.0    (1)
Track ....................................        18,041       15.2            23,153        16.7         28.3    (2)
Delivery .................................         1,848        1.6             2,021         1.5          9.4
Lawn and garden ..........................         4,545        3.8             5,283         3.8         16.2    (1)
Bedding ..................................         2,269        1.9             2,907         2.1         28.1    (3)
Other ....................................         2,216        1.9             3,760         2.7         69.7    (4)
                                           --------------  ------------ --------------  ------------  ------------
   Total product sales ...................       108,503       91.5           127,275        91.6         17.3
Service maintenance agreement
 commissions .............................         5,661        4.8             6,884         5.0         21.6
Service revenues .........................         4,378        3.7             4,775         3.4          9.1
                                           --------------  ------------ --------------  ------------  ------------
   Total net sales .......................   $   118,542      100.0 %     $   138,934       100.0 %       17.2 %
                                           ==============  ============ ==============  ============  ============
___________________________________________

(1) These increases are consistent with overall increase in product sales and improved unit prices.
(2) This increase is primarily due to the emphasis on track sales, driven by the reformatting of our stores and focus on merchandising of these products.
(3) This increase reflects the emphasis on this emerging product category and the change in vendor relationships.
(4) This increase is primarily due to the increased emphasis on the sales of furniture.

     Revenue from Finance charges and other increased by approximately $2.9 million, or 17.7%, from $16.3 million for the three months ended April 30, 2004 to $19.2 million for the three months ended April 30, 2005. This increase in revenue resulted primarily from increases in securitization income of $2.2 million, and increases in insurance commissions and other revenues of $693,000. These increases are attributable to higher product sales and increases in our retained interest in assets transferred to the QSPE, due primarily to increases in the transferred balances.

     Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $16.1 million, or 19.0%, from $84.8 million for the three months ended April 30, 2004 to $100.9 million for the three months ended April 30, 2005. This increase was generally consistent with the 17.3% increase in net product sales during the three months ended April 30, 2005, although cost of products sold increased from 78.1% of net product sales in the quarter ended April 30, 2004 to 79.3% for the quarter ended April 30, 2005. We attribute this product gross margin decrease to more aggressive price discounting that was used to drive same store sales.

     Cost of Parts Sold. Cost of parts sold, including warehousing and occupancy cost, increased approximately $121,000, or 11.0%, for the three months ended April 30, 2005 as compared to the three months ended April 30, 2004 due to increases in parts sales.

     Selling, General and Administrative Expense. While Selling, general and administrative expense increased by $4.6 million, or 13.3%, from $34.9 million for the three months ended April 30, 2004 to $39.5 million for the three months ended April 30, 2005, it decreased as a percentage of total revenue from 25.8% to 25.0%. The decrease in expense as a percentage of total revenues for this category resulted primarily from decreased payroll and payroll related expenses, net advertising expense and delivery costs, as a percent of revenues, that were partially offset by higher occupancy costs and general insurance costs.

     Provision for Bad Debts. The provision for bad debts on receivables retained by the Company and not transferred to the QSPE and other non-credit portfolio receivables decreased by $270,000, or 19.0%, during the three months ended April 30, 2005 as compared to the three months ended April 30, 2004, primarily as a result of changes in the loss history and provision adjustments. See Note 3 to the financial statements for information regarding the performance of the credit portfolio.

     Interest Expense. Interest expense decreased by $227,000, or 39.0%, from $582,000 for the three months ended April 30, 2004 to $355,000 for the three months ended April 30, 2005. The net decrease in interest expense was attributable to the following factors:

     o expiration of $20.0 million in our interest rate hedges and the discontinuation of hedge accounting for derivatives resulted in a net decrease in interest expense of approximately $28,000; and

     o the deconsolidation of SRDS (previously consolidated as a VIE according to FIN 46) resulted in a decrease of interest expense of $216,000, offset by an increase in interest expense of $17,000 due to higher average outstanding balances and higher interest rates.

     Minority Interest. As a result of FIN 46, for the quarter ended April 30, 2004, we eliminated the pretax operating profit contributed from the consolidation of SRDS through the minority interest line item in our consolidated statement of operations (see Note 1 of Notes to the Financial Statements).

     Provision for Income Taxes. The provision for income taxes increased by $1.0 million, or 23.2%, from $4.2 million for the three months ended April 30, 2004 to $5.2 million for the three months ended April 30, 2005, consistent with the increase in pretax income of 25.1% when considered along with a refund of prior year's state income tax of $44,000.

     Net Income. As a result of the above factors, Net income increased $2.0 million, or 26.1%, from $7.8 million for the three months ended April 30, 2004 to $9.8 million for the three months ended April 30, 2005.

Liquidity and Capital Resources

     Current Activities

     Historically we have financed our operations through a combination of cash flow generated from operations, and external borrowings, including primarily bank debt, extended terms provided by our vendors for inventory purchases, acquisition of inventory under consignment arrangements and transfers of receivables to our asset-backed securitization facilities. As of April 30, 2005, we had $33.3 million under the revolving line of credit (based on qualifying assets) and $8.0 million under our unsecured bank line of credit available to us for general corporate purposes, $16.1 million under extended vendor terms for purchases of inventory and $121.5 million in commitments available for the transfer of receivables to our QSPE.

     A summary of the significant financial covenants that govern our bank credit facility compared to our actual compliance status at April 30, 2005, is presented below:

                                                                   Required
                                                                    Minimum/
                                                   Actual           Maximum
                                              ----------------  ----------------
Debt service coverage ratio must exceed
 required minimum                               3.40 to 1.00      2.00 to 1.00
Total adjusted leverage ratio must be lower
 than required maximum                          1.85 to 1.00      3.00 to 1.00
Consolidated net worth must exceed required
 minimum                                       $ 203,842,010     $ 117,647,518
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

     We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and the QSPE's asset-backed securitization facilities. Based on our current operating plans, we believe that cash generated from operations, available borrowings under our bank credit facility and unsecured credit line, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and access to the unfunded portion of the variable funding portion of the QSPE's asset-backed securitization program will be sufficient to fund our operations, store expansion and updating activities and capital programs through at least January 31, 2006. However, there are several factors that could decrease cash provided by operating activities, including:

     o    reduced demand for our products;

     o    more stringent vendor terms on our inventory purchases;

     o    loss of ability to acquire inventory on consignment;

     o increases in product cost that we may not be able to pass on to our customers;

     o reductions in product pricing due to competitor promotional activities;

     o changes in inventory requirements based on longer delivery times of the manufacturers or other requirements which would negatively impact our delivery and distribution capabilities;

     o increases in the retained portion of our receivables portfolio under our current QSPE's asset-backed securitization program as a result of changes in performance or types of receivables transferred (promotional versus non-promotional);

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

     During the three months ended April 30, 2005, net cash provided by operating activities increased $11.2 million from $0.5 million provided in the 2004 period to $11.7 million provided in the 2005 period. The net increase in cash provided from operations resulted primarily from increased net income, a smaller increase in the retained interest in the asset backed securitization program and timing of payments of income taxes and accounts payable, which were partially offset by increased inventory levels. We expect to continue to increase our use of promotional credit. We believe that the available balances under our bank credit facility and asset-backed securitization program are sufficient to fund the increase in receivables or any increase in credit enhancement that we expect through the end of fiscal 2006.

     As noted above, we offer promotional credit programs to certain customers that provide for "same as cash" interest free periods of varying terms, generally three, six, or 12 months; in fiscal year 2005 we increased these terms to include 18 or 24 months that are eligible to be partially funded through our asset-backed securitization program. In the second quarter of fiscal 2005, we began offering deferred interest programs with 36-month terms. The three, six, 12, 18, 24 and 36 month "same as cash" promotional accounts and deferred interest program accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30.0% of eligible securitized receivables. The percentage of eligible securitized receivables represented by promotional receivables was 14.9% and 24.1% as of April 30, 2004 and 2005, respectively. This increase was the result of sales with the use of promotional credit versus lower prices at retail. If we exceed this 30.0% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period. The weighted average promotional period was 10.8 months and 12.6 months for promotional receivables outstanding as of April 30, 2004 and 2005, respectively. The weighted average remaining term on those same promotional receivables was 7.0 months and 8.7 months, respectively. While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables, we receive less income as a result of a reduced net interest margin used in the calculation of the gain on the sale of receivables. As a result, the existence of the interest free extended payment terms negatively impacts the gains as compared to other receivables.

     Net cash used by investing activities decreased by $1.0 million, from $4.3 million for the three months ended April 30, 2004 to $3.3 million for the three months ended April 30, 2005. The decrease in cash used in investing activities resulted primarily from a decrease in the purchase of property and equipment of $1.0 million. The cash expended for property and equipment was used primarily for construction of new stores and the reformatting of our stores to increase focus on track operations. Based on current plans, we expect to increase expenditures for property and equipment in the balance of fiscal 2006 as we open additional stores.

     Net cash from financing activities decreased by $10.4 million from $0.6 million for the three months ended April 30, 2004 to ($9.8) million for the three months ended April 30, 2005. The increase in cash used by financing activities resulted primarily from increases in payments on various debt instruments of $10.5 million.

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

     At April 30, 2005, the issuer had issued two series of notes and bonds: a Series A variable funding note in the amount of $250 million purchased by Three Pillars Funding LLC and three classes of Series B bonds in the aggregate amount of $200 million, of which $8.0 million was required to be placed in a restricted cash account for the benefit of the bondholders. Private institutional investors, primarily insurance companies, purchased the Series B bonds at a weighted fixed rate of 5.1%.

     We continue to service the transferred accounts for the QSPE, and we receive a monthly servicing fee, so long as we act as servicer, in an amount equal to .0025% multiplied by the average aggregate principal amount of receivables serviced plus the amount of average aggregate defaulted receivables. The issuer records revenues equal to the interest charged to the customer on the receivables less losses, the cost of funds, the program administration fees paid in connection with either Three Pillars Funding LLC or the Series B bond holders, and the servicing fee.

     The Series A variable funding note permits the issuer to borrow funds up to $250 million to purchase receivables from us, thereby functioning as a "basket" to accumulate receivables. When issuer borrowings under the Series A variable funding note approach $250 million, the issuer intends to request an increase in the Series A amount or issue a new series of bonds and use the proceeds to pay down the then outstanding balance of the Series A variable funding note, so that the basket will once again become available to accumulate new receivables. As of April 30, 2005, borrowings under the Series A variable funding note were $128.5 million.

     We are not directly liable to the lenders under the asset-backed securitization facility. If the issuer is unable to repay the Series A note and Series B bonds due to its inability to collect the transferred customer accounts, the issuer could not pay the subordinated notes it has issued to us in partial payment for transferred customer accounts, and the Series B bond holders could claim the balance in its $8.0 million restricted cash account. We are also contingently liable under a $10.0 million letter of credit that secures our performance of our obligations or services under the servicing agreement as it relates to the transferred assets that are part of the asset-backed securitization facility.

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

     A summary of the significant financial covenants that govern the issuer's asset-backed credit facility compared to actual compliance status at April 30, 2005, is presented below:

                                                                   Required
                                                                    Minimum/
                                                   Actual           Maximum
                                              ----------------  ----------------
Issuer interest must exceed required minimum    $41.0 million     $38.6 million
Gross loss rate must be lower than required
 maximum                                            3.2%             10.0%
Net portfolio yield must exceed required
 minimum                                           10.5%              2.0%
Payment rate must exceed required minimum           6.9%              3.0%

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

Securitization Facilities
We finance most of our customers receivables through asset-backed securitization facilities

                                                     ---------------------------
                                                            Series A Note
                                                 --->        $250 million
                                                 |       Credit Rating: P1/A2
                                                 |   Three Pillars Funding Corp.
           Customer Receivables                  |   ---------------------------
------------  ---------->  -----------------     |
   Retail                     Qualifying         |
   Sales                    Special Purpose <----|
   Entity                       Entity           |
                               ("QSPE")          |
------------  <---------- ------------------     |
                                                 |   ---------------------------
           1. Cash Proceeds                      |         Series B Bonds
           2. Subordinated Securities            |          $200 million
           3. Right to Receive Cash Flows        |      Private Institutional
              Equal to Interest Rate Spread      --->        Investors
                                                       Class A: $120 mm (Aaa)
                                                       Class B: $57.8 mm (A2)
                                                       Class C: $22.2 mm (Baa2)
                                                     ---------------------------


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

     We held interest rate swaps and collars with notional amounts totaling $20.0 million as of January 31, 2005, which expired on April, 15 2005. The swaps and collars were held for the purpose of hedging against variable interest rate risk, primarily related to cash flows from our interest-only strip as well as our variable rate debt. There have been no material changes in our interest rate risks since January 31, 2005.

Item 4.  Controls and Procedures

     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     We are involved in routine litigation incidental to our business from time to time. Currently, we do not expect the outcome of any of this routine litigation to have a material effect on our financial condition or results of operation. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact our estimate of reserves for litigation.

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

                                           CONN'S, INC.


                                           By: /s/ David L. Rogers
                                               ---------------------------------
                                               David L. Rogers
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               duly authorized to sign this
                                               report on behalf of the
                                               registrant)

Date: May 31, 2005

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

  3.1.1 Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated June 3, 2004 (incorporated herein by reference to
          Exhibit 3.1.1 to Conn's, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Commission on June 7, 2004).

  3.2     Bylaws of Conn's, Inc. (incorporated herein by reference to Exhibit
          3.2 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

  3.2.1 Amendment to the Bylaws of Conn's, Inc. (incorporated herein by reference to Exhibit 3.2.1 to Conn's Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Commission on June 7, 2004).

  4.1 Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).

 10.1 Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

 10.1.1 Amendment to the Conn's, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Conn's Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Commission on June 7, 2004).t

 10.1.2   Form of Stock Option Agreement (incorporated herein by reference to
          Exhibit 10.1.2 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Commission on April 5, 2005).t

 10.2 2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)as filed with the Securities and Exchange Commission on September 23, 2003).t

 10.2.1    Form of Stock Option Agreement (incorporated herein by reference to
          Exhibit 10.2.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Commission on April 5, 2005).t

 10.3     Employee Stock Purchase Plan (incorporated herein by reference to
          Exhibit 10.3 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

 10.4 Conn's 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

 10.5 Shopping Center Lease Agreement dated May 3, 2000, by and between Beaumont Development Group, L.P., f/k/a Fiesta Mart, Inc., as Lessor, and CAI, L.P., as Lessee, for the property located at 3295 College Street, Suite A, Beaumont, Texas (incorporated herein by reference to
          Exhibit 10.5 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

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

 10.6.1 First Renewal of Lease dated November 24, 2004, by and between American National Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 8550-A Market Street, Houston, Texas (incorporated herein by reference to Exhibit 10.6.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Commission on April 5, 2005).

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

 10.9.1 First Amendment to Credit Agreement dated April 7, 2004 by and among Conn Appliances, Inc. and CAI Credit Insurance Agency, Inc., collectively the Borrowers, each of the Lenders which is or may from time to time become a party thereto, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to Conn's, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Commission on April 23, 2004).

 10.9.2 Second Amendment to Credit Agreement dated November 12, 2004 by and among Conn Appliances, Inc. and CAI Credit Insurance Agency, Inc., collectively the Borrowers, each of the Lenders which is or may from time to time become a party thereto, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 99.1 to Conn's, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Commission on November 17, 2004).

 10.9.3 Letter of Credit Agreement dated November 12, 2004 by and between Conn Appliances, Inc. and CAI Credit Insurance Agency, Inc., the financial institutions listed on the signature pages thereto, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 99.2 to Conn's Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Commission on November 17, 2004).

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

 10.11.1 First Supplemental Indenture dated October 29, 2004 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit
          99.1 to Conn's, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Commission on November 4, 2004).

 10.12 Series 2002-A Supplement to Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

 10.12.1 Amendment to Series 2002-A Supplement dated March 28, 2003, by and between Conn Funding II, L.P. as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Commission on April 5, 2005).

 10.12.2 Amendment No. 2 to Series 2002-A Supplement dated July 1, 2004, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12.2 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Commission on April 5, 2005).

 10.13 Series 2002-B Supplement to Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.13 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

 10.13.1 Amendment to Series 2002-B Supplement dated March 28, 2003, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.13.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Commission on April 5, 2005).

 10.14 Servicing Agreement dated September 1, 2002, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

 10.15 Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.15 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).t

 10.16 Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

 10.17 2006 Bonus Program (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on April 4, 2005).t

 11.1 Statement re: computation of earnings per share is included under Note 1 to the financial statements.

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

   t      Management contract or compensatory plan or arrangement.