Form 10-Q
period 2005-07-31
CONNS INC
filed 2005-08-30
CIK 1223389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005    Commission File Number 000-50421

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


                            YES X           NO
                               ----           ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            YES X          NO
                               ----          ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 26, 2005:



                      Class                                      Outstanding
------------------------------------------------         -----------------------
    Common stock, $.01 par value per share                        23,424,836






                                TABLE OF CONTENTS
                                -----------------


PART I.       FINANCIAL INFORMATION                                                                   Page No.
              ---------------------                                                                   --------

Item 1.       Financial Statements...........................................................................1
-------

              Consolidated Balance Sheets as of January 31, 2005 and July 31, 2005...........................1

              Consolidated Statements of Operations for the three and six months ended
                  July 31, 2004 and 2005.....................................................................2

              Consolidated Statement of Stockholders' Equity for the six months ended
                  July 31, 2005..............................................................................3

              Consolidated Statements of Cash Flows for the six months ended
                  July 31, 2004 and 2005.....................................................................4

              Notes to Consolidated Financial Statements.....................................................5

Item 2.       Management's Discussion and Analysis of Financial Condition
------            and Results of Operations.................................................................12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk....................................27
-------

Item 4.       Controls and Procedures.......................................................................27
-------

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.............................................................................27
-------

Item 4.       Submission of Matters to a Vote of Security Holders...........................................27
------

Item 5.       Other Information.............................................................................28
-------

Item 6.       Exhibits......................................................................................28
-------


SIGNATURE     ..............................................................................................29



                                       i



Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
                                                      Conn's, Inc.
                                              CONSOLIDATED BALANCE SHEETS
                                           (in thousands, except share data)
                                                                                                  January 31,   July 31,
                                                                                                     2005         2005
                                                                                                   --------    --------
                                              Assets                                                          (unaudited)
Current assets
   Cash and cash equivalents .................................................................. $     7,027  $   19,049
   Accounts receivable, net ...................................................................      26,135      20,822
   Interests in securitized assets ............................................................     105,159     115,393
   Inventories ................................................................................      62,346      60,846
   Deferred income taxes ......................................................................       4,901       6,613
   Prepaid expenses and other assets ..........................................................       3,356       2,578
                                                                                                   --------    --------
      Total current assets ....................................................................     208,924     225,301
Non-current deferred income tax asset .........................................................       1,523       2,315
Property and equipment
   Land .......................................................................................       2,919       4,701
   Buildings ..................................................................................       8,068       8,163
   Equipment and fixtures .....................................................................      10,036      11,775
   Transportation equipment ...................................................................       4,419       2,949
   Leasehold improvements .....................................................................      56,926      63,051
                                                                                                   --------    --------
      Subtotal ................................................................................      82,368      90,639
Less accumulated depreciation .................................................................     (34,658)    (38,419)
                                                                                                   --------    --------
      Total property and equipment, net .......................................................      47,710      52,220
Goodwill, net .................................................................................       9,617       9,617
Debt issuance costs and other assets, net .....................................................         229         160
                                                                                                   --------    --------
       Total assets ...........................................................................    $268,003    $289,613
                                                                                                   ========    ========
                               Liabilities and Stockholders' Equity
Current liabilities
   Notes payable ..............................................................................      $5,500          $-
   Current portion of long-term debt ..........................................................          29          18
   Accounts payable ...........................................................................      26,912      33,510
   Accrued compensation and related expenses ..................................................       6,221      10,425
   Accrued expenses ...........................................................................      13,662      14,171
   Deferred income taxes ......................................................................         966         570
   Deferred revenues and allowances ...........................................................       7,383       8,403
   Fair value of derivatives ..................................................................         177           -
                                                                                                   --------    --------
      Total current liabilities ...............................................................      60,850      67,097
Long-term debt ................................................................................       5,003           -
Non-current deferred income tax liability .....................................................         704         820
Deferred gain on sale of property .............................................................         644         560
Stockholders' equity
   Preferred stock ($0.01 par value, 1,000,000 shares authorized;
   none issued or outstanding) ................................................................           -           -
   Common stock ($0.01 par value, 40,000,000 shares authorized;
     23,267,596 and 23,388,235 shares issued and outstanding
     at January 31, 2005 and July 31, 2005, respectively) .....................................         233         234
   Additional paid-in capital .................................................................      84,257      85,347
   Accumulated other comprehensive income .....................................................       7,516       7,633
   Retained earnings ..........................................................................     108,796     127,922
                                                                                                   --------    --------
      Total stockholders' equity ..............................................................     200,802     221,136
                                                                                                   --------    --------
         Total liabilities and stockholders' equity ...........................................    $268,003    $289,613
                                                                                                   ========    ========

See notes to consolidated financial statements.

                                                      Conn's, Inc.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (unaudited)
                                       (in thousands, except earnings per share)

                                                                                 Three Months Ended   Six Months Ended
                                                                                      July 31,            July 31,
                                                                                 ------------------- -------------------
                                                                                   2004       2005      2004      2005
                                                                                 --------- --------- --------- ---------

Revenues
   Product sales .............................................................  $ 108,305  $130,867  $216,808  $258,142
   Service maintenance agreement commissions, net ............................      5,776     7,848    11,436    14,732
   Service revenues ..........................................................      4,770     5,134     9,149     9,909
                                                                                 --------- --------- --------- ---------

      Total net sales ........................................................    118,851   143,849   237,393   282,783
   Finance charges and other .................................................     17,750    20,526    34,085    39,755
                                                                                 --------- --------- --------- ---------

      Total revenues .........................................................    136,601   164,375   271,478   322,538

Cost and expenses
   Cost of goods sold, including warehousing
    and occupancy costs ......................................................     85,704   103,579   170,479   204,496
   Cost of parts sold, including warehousing
    and occupancy costs ......................................................      1,092     1,236     2,195     2,461
   Selling, general and administrative expense ...............................     37,521    44,700    72,383    84,182
   Provision for bad debts ...................................................      1,227       443     2,649     1,595
                                                                                 --------- --------- --------- ---------

      Total cost and expenses ................................................    125,544   149,958   247,706   292,734
                                                                                 --------- --------- --------- ---------

Operating income .............................................................     11,057    14,417    23,772    29,804
Interest expense, net ........................................................        567        59     1,149       414
                                                                                 --------- --------- --------- ---------

Income before minority interest and income taxes .............................     10,490    14,358    22,623    29,390
Minority interest in limited partnership .....................................        131         -       246         -
                                                                                 --------- --------- --------- ---------
Income before income taxes ...................................................     10,359    14,358    22,377    29,390
Provision for income taxes
   Current ...................................................................      4,352     5,564     9,035    13,107
   Deferred ..................................................................       (783)     (530)   (1,221)   (2,843)
                                                                                 --------- --------- --------- ---------

      Total provision for income taxes .......................................      3,569     5,034     7,814    10,264
                                                                                 --------- --------- --------- ---------

Net income ...................................................................  $   6,790  $  9,324  $ 14,563  $ 19,126
                                                                                 ========= ========= ========= =========

Earnings per share
   Basic .....................................................................  $    0.29  $   0.40  $   0.63  $   0.82
   Diluted ...................................................................  $    0.29  $   0.39  $   0.61  $   0.80
Average common shares outstanding
   Basic .....................................................................     23,179    23,366    23,163    23,337
   Diluted ...................................................................     23,801    24,114    23,769    23,987

See notes to consolidated financial statements.


                                                      Conn's, Inc.
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             Six Months Ended July 31, 2005
                                                      (unaudited)
                                        (in thousands except descriptive shares)


                                                                                   Accum.
                                                                                   Other
                                                                    Common Stock   Compre-  Additional
                                                                    ------------   hensive  Paid-in  Retained
                                                                    Shares  Amount Income   Capital  Earnings    Total
                                                                    ------- ------ -------  -------- --------- ---------

Balance January 31, 2005 .........................................  23,268  $  233 $ 7,516  $84,257  $108,796  $200,802

Exercise of options to acquire
   114,820 shares of common stock ................................     114      1       -     1,003         -     1,004

Issuance of 5,820 shares of
   common stock under
   Employee Stock Purchase Plan ..................................       6      -       -        87         -        87

Net income .......................................................       -      -       -         -    19,126    19,126

Reclassification adjustments on
   derivative instruments
   (net of tax of $86) ...........................................       -      -     160         -         -       160

Adjustment of fair value of securitized
   assets (net of tax of $27), net of
   reclassification adjustments of
   $4,621 (net of tax of $2,499) .................................       -      -     (43)        -         -       (43)
                                                                                                               ---------

Total comprehensive income .......................................                                               19,243
                                                                    ------- ------ ------- --------- --------- ---------
Balance July 31, 2005 ............................................  23,388  $ 234  $7,633   $85,347  $127,922  $221,136
                                                                    ======= ====== ======= ========= ========= =========
See notes to consolidated financial statements.

                                                      Conn's, Inc.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited)
                                                     (in thousands)

                                                                                                       Six Months Ended
                                                                                                           July 31,
                                                                                                       -----------------
                                                                                                         2004     2005
                                                                                                       -------  -------

Cash flows from operating activities
Net income ..........................................................................................  $14,563  $19,126
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation .....................................................................................    3,972    5,407
   Amortization .....................................................................................       15     (131)
   Provision for bad debts ..........................................................................    2,649    1,595
   Discounts on promotional credit ..................................................................      757      536
   Accretion from interests in securitized assets ...................................................   (7,636)  (7,120)
   Provision for deferred income taxes ..............................................................   (1,221)  (2,843)
   Loss (Gain) from sale of property and equipment ..................................................      (14)      34
   Loss (Gain) from derivatives .....................................................................      (36)      69
Changes in operating assets and liabilities:
   Accounts receivable ..............................................................................  (13,687)      33
   Inventory ........................................................................................   (4,085)   1,500
   Prepaid expenses and other assets ................................................................      905      778
   Accounts payable .................................................................................    6,409    6,598
   Accrued expenses .................................................................................     (389)   4,713
   Income taxes payable .............................................................................   (1,807)       -
   Deferred revenue and allowances ..................................................................      201    1,101
                                                                                                       -------  -------
Net cash provided by operating activities ...........................................................      596   31,396
                                                                                                       -------  -------
Cash flows from investing activities
Purchase of property and equipment ..................................................................   (9,047)  (9,964)
Proceeds from sale of property ......................................................................       15       13
                                                                                                       -------  -------
Net cash used in investing activities ...............................................................   (9,032)  (9,951)
                                                                                                       -------  -------
Cash flows from financing activities
Proceeds from stock issued under employee benefit plans,
including tax benefit ...............................................................................      687    1,091
Net borrowings (payments) under lines of credit .....................................................    1,049  (10,500)
Increase in debt issuance costs .....................................................................      (70)       -
Payment of promissory notes .........................................................................      (34)     (14)
                                                                                                       -------  -------
Net cash provided by (used in) financing activities .................................................    1,632   (9,423)
                                                                                                       -------  -------
Impact on cash of consolidation of SRDS .............................................................      190        -
                                                                                                       -------  -------
Net change in cash ..................................................................................   (6,614)  12,022
Cash and cash equivalents
Beginning of the year ...............................................................................   12,942    7,027
                                                                                                       -------  -------
End of period .......................................................................................   $6,328  $19,049
                                                                                                       =======  =======

See notes to consolidated financial statements.

                                  Conn's, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  July 31, 2005

1. Significant Accounting Policies

     Basis of Presentation. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006. The financial statements should be read in conjunction with the Company's (as defined below) audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed on April 5, 2005.

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

     The Company enters into securitization transactions to sell its retail installment and revolving customer receivables. These securitization transactions are accounted for as sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, because the Company has relinquished control of the receivables. The resulting assets are valued on a revolving pool basis. Additionally, the Company has transferred such receivables to a qualifying special purpose entity ("QSPE"). Accordingly, neither the transferred receivables nor the accounts of the QSPE are included in the consolidated financial statements of the Company.

      Application of FIN 46. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51, or FIN 46. FIN 46 requires entities, generally, to be consolidated by a company when it has a controlling financial interest through ownership, direct or indirect, of a majority voting interest in an entity with which it conducts business. The Company evaluated the effects of the issuance of FIN 46 on the accounting for its leases with Specialized Realty Development Services, LP ("SRDS") and determined that it was appropriate to consolidate the balance sheet of SRDS with the Company as of January 31, 2004. As of January 31, 2005, the Company no longer leased any of its facilities from SRDS and therefore FIN 46 no longer applies and the Company no longer consolidates SRDS's balance sheet or statement of operations. However, the operations of SRDS are consolidated with those of the Company commencing on February 1, 2004 through the last effective date of the Company's leases with SRDS of January 30, 2005. The effect of such consolidation on the Company's Statement of Operations for the three months ended July 31, 2004 was to reduce "Selling, general and administrative expense" by $0.3 million, to increase "Interest expense" by $0.2 million and to reduce "Income before income taxes" by $0.1 million for "Minority interest in limited partnership". The effect of such consolidation on the Company's Statement of Operations for the six months ended July 31, 2004 was to reduce "Selling, general and administrative expense" by $0.6 million, to increase "Interest expense" by $0.4 million and to reduce "Income before income taxes" by $0.2 million for "Minority interest in limited partnership". The Company had no exposure to losses incurred by SRDS.

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



                                                                            Three Months Ended      Six Months Ended
                                                                                 July 31,               July 31,
                                                                         ----------------------  ----------------------
                                                                            2004        2005        2004        2005
                                                                         ----------- ----------- ----------- -----------

Common stock outstanding, beginning of period                            23,172,798  23,351,044  23,101,772  23,267,596
Weighted average common stock issued in stock
  option exercises                                                            5,813      13,699      60,725      67,066
Weighted average common stock issued to employee
  stock purchase plan                                                           780       1,040         394       2,451
                                                                         ----------- ----------- ----------- -----------
Shares used in computing basic earnings per share                        23,179,391  23,365,783  23,162,891  23,337,113
Dilutive effect of stock options, net of assumed
  repurchase of treasury stock                                              621,344     747,971     606,127     649,688
                                                                         ----------- ----------- ----------- -----------
Shares used in computing diluted earnings per share                      23,800,735  24,113,754  23,769,018  23,986,801
                                                                         =========== =========== =========== ===========

     Goodwill. Goodwill represents the excess of purchase price over the fair market value of net assets acquired. Effective February 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, whereby goodwill is no longer amortized, but rather the Company assesses the potential future impairment of goodwill on an annual basis, or at any other time when impairment indicators exist. The Company concluded at January 31, 2005 and July 31, 2005 that no impairment of goodwill existed.

     Stock-Based Compensation. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company follows the intrinsic value method of accounting for stock-based compensation issued to employees, as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Since all options outstanding at July 31, 2005 were granted at or above fair value at the date of grant, no compensation expense has been recognized under the Company's stock option plan for any of the financial statements presented. Additionally, as the employee stock purchase plan is a qualified plan, no compensation expense has been recognized in the financial statements presented.

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


     If compensation expense for the Company's stock option and employee stock purchase plans had been recognized using the fair value method of accounting under SFAS No. 123, net income available for common stockholders for the three months ended July 31, 2004 and 2005 would have decreased by 3.7% and 3.5%, respectively; net income available for common stockholders for the six months ended July 31, 2004 and 2005 would have decreased by 3.2% and 3.4%, respectively. For post-IPO stock option grants, the Company has used the Black-Scholes model to determine fair value. Prior to the IPO, the fair value of the options issued was estimated using the minimum valuation option-pricing model. Fair value compensation expense for the employee stock purchase plan was computed as the 15% discount from fair market value the employee receives when purchasing the shares. The following table presents the impact to earnings per share as if the Company had adopted the fair value recognition provisions of SFAS No. 123 (dollars in thousands except per share data):


                                                                                    Three Months Ended  Six Months Ended
                                                                                           July 31,         July 31,
                                                                                     -----------------  ----------------
                                                                                        2004     2005     2004     2005
                                                                                     ---------- ------- -------- --------

Net income available for common stockholders as reported ...........................   $6,790  $9,324  $14,563  $19,126
Stock-based compensation, net of tax, that would have
been reported under SFAS 123 .......................................................     (252)   (330)    (473)    (654)
                                                                                       ------- ------- -------- --------
Pro forma net income ...............................................................   $6,538  $8,994  $14,090  $18,472
                                                                                       ======= ======= ======== ========

Earnings per share-as reported:
Basic ..............................................................................   $ 0.29  $ 0.40  $  0.63  $  0.82
Diluted ............................................................................   $ 0.29  $ 0.39  $  0.61  $  0.80
Pro forma earnings per share:
Basic ..............................................................................   $ 0.28  $ 0.38  $  0.61  $  0.79
Diluted ............................................................................   $ 0.27  $ 0.37  $  0.59  $  0.77

     Application of APB 21 to Promotional Credit Programs that Exceed One Year in Duration: In February 2004, the Company began offering promotional credit payment plans, on certain products, that extend beyond one year. In accordance with APB 21, Interest on Receivables and Payables, such sales are discounted to their fair value resulting in a reduction in sales and receivables and the amortization of the discount amount over the term of the deferred interest payment plan. The difference between the gross sale and the discounted amount is reflected as a reduction of Product sales in the consolidated statements of operations and the amount of the discount being amortized in the current period is recorded in Finance charges and other. For the three months ended July 31, 2004 and 2005, Product sales were reduced by $716,000 and $1.0 million, respectively, and Finance charges and other was increased by $143,000 and $577,000, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount. For the six months ended July 31, 2004 and 2005, Product sales were reduced by $929,000 and $1.6 million, respectively, and Finance charges and other was increased by $172,000 and $1.1 million, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount

    Recent Accounting Pronouncements. In December 2004, SFAS No. 123R, Share-Based Payment, was issued. The statement is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and does not change the previous accounting guidance for share-based payment transactions with parties other than employees. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and record that cost over the period during which the employee is required to provide service in exchange for the award. Additionally, employee services received in exchange for liability awards will be measured at fair value and re-measured at each reporting date, with changes in the fair value recorded as compensation cost over that period.

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

2.   Supplemental Disclosure of Revenue and Comprehensive Income

     The following is a summary of the classification of the amounts included as Finance charges and other for the three and six months ended July 31, 2004 and 2005 (in thousands):

                                                                                    Three Months Ended  Six Months Ended
                                                                                        July 31,            July 31,
                                                                                    ------------------  ----------------
                                                                                       2004     2005     2004     2005
                                                                                    --------  --------  ------- --------
Securitization income .........................................................      $11,922  $14,744  $22,745  $27,782
Income from receivables not sold ..............................................          300      304      595      584
Insurance commissions .........................................................        4,450    4,292    8,761    8,958
Other .........................................................................        1,078    1,186    1,984    2,431
                                                                                     -------- -------- -------- --------
Finance charges and other .....................................................      $17,750  $20,526  $34,085  $39,755
                                                                                     ======== ======== ======== ========

     The components of total comprehensive income for the three and six months ended July 31, 2004 and 2005 are presented in the table below (in thousands):


                                                                                    Three Months Ended  Six Months Ended
                                                                                        July 31,            July 31,
                                                                                    ------------------  ----------------
                                                                                       2004     2005     2004     2005
                                                                                    --------  --------  ------- --------
Net income ....................................................................       $6,790   $9,324  $14,563  $19,126
Unrealized gain on derivative instruments .....................................          278        -      556      246
Taxes on unrealized gain on derivatives .......................................          (98)       -     (196)     (86)
Adjustment of fair value of securitized assets ................................          521    1,530    1,323      (70)
Taxes on adjustment of fair value .............................................         (184)    (533)    (467)      27
                                                                                      ------- -------- -------- --------
Total comprehensive income ....................................................       $7,307  $10,321  $15,779  $19,243
                                                                                      ======= ======== ======== ========

     During the three months ended July 31, 2005, the Company revised its assumption for credit losses to 3.0%, from 3.4%, to more closely reflect its historical loss experience over the past twelve months. This change had the impact of increasing the fair value of the Interests in securitized assets and had no impact on Income before income taxes. The Company's credit losses are computed net of all recoveries. Credit losses in the future will be impacted by the average age of the loans in the revolving loan pool, the economic environment in the regions we serve and the effectiveness of our loan underwriting and collection efforts. If the average age of the loans in the revolving loan pool increases, economic conditions in our markets decline or our underwriting or collection efforts become less effective, we would expect our estimate for credit losses to increase.

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


3. Supplemental Disclosure Regarding Managed Receivables

    The following tables present quantitative information about the receivables portfolios managed by the Company (in thousands):


                                                                                    Total Principal    Principal Amount
                                                                                        Amount of           60 Days
                                                                                       Receivables     or More Past Due (1)
                                                                                   ------------------- -----------------
                                                                                 January 31, July 31, January 31, July 31,
                                                                                     2005      2005      2005      2005
                                                                                   --------- --------- -------- --------
 Primary portfolio:
            Installment .......................................................    $328,042  $352,785  $16,636  $16,140
            Revolving .........................................................      30,210    36,777      867      924
                                                                                   --------- --------- -------- --------
 Subtotal .....................................................................     358,252   389,562   17,503   17,064
 Secondary portfolio:
            Installment .......................................................      70,448    83,126    5,640    5,951
                                                                                   --------- --------- -------- --------
 Total receivables managed ....................................................     428,700   472,688   23,143   23,015
 Less receivables sold ........................................................     419,172   462,940   21,540   21,408
                                                                                   --------- --------- -------- --------
 Receivables not sold .........................................................       9,528     9,748   $1,603   $1,607
                                                                                                       ======== ========
 Non-customer receivables .....................................................      16,607    11,074
                                                                                   --------- ---------
           Total accounts receivable, net .....................................     $26,135   $20,822
                                                                                   ========= =========

                                                                                      Average Balances   Net Credit Losses (2)
                                                                                     ------------------- --------------------
                                                                                     Three Months Ended   Three Months Ended
                                                                                          July 31,            July 31,
                                                                                     ------------------- ---------------
                                                                                         2004      2005    2004    2005
                                                                                     --------- --------- ------- -------
 Primary portfolio:
            Installment .......................................................      $285,108  $344,728
            Revolving .........................................................        23,946    33,237
                                                                                     --------- ---------
 Subtotal .....................................................................       309,054   377,965  $2,266  $3,084
 Secondary portfolio:
            Installment .......................................................        62,802    80,632     692     418
                                                                                     --------- --------- ------- -------
 Total receivables managed ....................................................       371,856   458,597   2,958   3,502
 Less receivables sold ........................................................       362,537   449,081   2,626   3,450
                                                                                     --------- --------- ------- -------
 Receivables not sold .........................................................        $9,319    $9,516    $332     $52
                                                                                     ========= ========= ======= =======

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued



                                                                                      Average Balances   Net Credit Losses (2)
                                                                                     ------------------- --------------------
                                                                                      Six Months Ended    Six Months Ended
                                                                                          July 31,          July 31,
                                                                                     ------------------- ---------------
                                                                                         2004      2005    2004    2005
                                                                                     --------- --------- ------- -------
 Primary portfolio:
            Installment .......................................................      $279,428  $338,315
            Revolving .........................................................        23,981    32,025
                                                                                     --------- ---------
 Subtotal .....................................................................       303,409   370,340  $4,990  $5,739
 Secondary portfolio:
            Installment .......................................................        60,933    77,679   1,328   1,039
                                                                                     --------- --------- ------- -------
 Total receivables managed ....................................................       364,342   448,019   6,318   6,778
 Less receivables sold ........................................................       354,941   438,533   5,649   6,536
                                                                                     --------- --------- ------- -------
 Receivables not sold .........................................................        $9,401    $9,486    $669    $242
                                                                                     ========= ========= ======= =======

(1) Amounts are based on end of period balances. The principal amount 60 days or more past due relative to total receivables managed is not necessarily indicative of relative balances expected at other times during the year due to seasonal fluctuations in delinquency,

(2) Amounts represent total loan loss provision, net of recoveries, on total receivables.


4. Fair Value of Derivatives

     The Company held interest rate swaps and collars with notional amounts totaling $20.0 million as of July 31, 2004, which expired on April 15, 2005, and were held for the purpose of hedging against variable interest rate risk, primarily related to cash flows from the Company's interest-only strip as well as variable rate debt.

     In fiscal 2004, hedge accounting was discontinued for the $20.0 million of swaps. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at the time hedge accounting was discontinued, the Company began to recognize changes in fair value of the swaps as a reduction to interest expense and to amortize the amount of accumulated other comprehensive loss related to those derivatives as interest expense over the period that the forecasted transactions affected the consolidated statements of operations. During the three months ended July 31, 2004 and 2005, the Company reclassified $278,000 and $0, respectively, of losses previously recorded in accumulated other comprehensive income into the consolidated statements of operations and recorded $(316,000) and $0, respectively, of interest reductions in the consolidated statements of operations because of the change in fair value of the swaps. During the six months ended July 31, 2004 and 2005, the Company reclassified $556,000 and $246,000, respectively, of losses previously recorded in accumulated other comprehensive income into the consolidated statements of operations and recorded $(621,000) and $(177,000), respectively, of interest reductions in the consolidated statements of operations because of the change in fair value of the swaps.

5. Letters of Credit

    The Company utilizes unsecured letters of credit to secure a portion of the QSPE's asset-backed securitization program, deductibles under the Company's insurance programs and international product purchases. At January 31, 2005 and July 31, 2005, the Company had outstanding unsecured letters of credit of $12.1 million and $12.4 million, respectively. These letters of credit were issued under the three following facilities:

o The Company has a $5.0 million sublimit provided under its revolving line of credit for stand-by and import letters of credit. At July 31, 2005, $1.9 million of letters of credit were outstanding and callable at the option of the Company's insurance carrier if the Company does not honor its requirement to fund deductible amounts as billed under its insurance program.

o The Company has arranged for a $10.0 million stand-by letter of credit to provide assurance to the trustee of the asset-backed securitization program that funds collected by the Company would be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year expiring in August 2005, which the Company is in the process of renewing.

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


o The Company obtained a $1.5 million commitment for trade letters of credit to secure product purchases under an international arrangement. At July 31, 2005, $497,000 of letters of credit were outstanding under this commitment. The letter of credit commitment has expired and the Company is in the process of renewing the agreement.

    The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which total $16.5 million as of July 31, 2005.

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

    Service Maintenance Agreement Obligations. In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Other, was issued. Among other things, this interpretation requires enhanced disclosures made by a guarantor about its obligations under certain guarantees it has issued. The Company sells service maintenance agreements under which it is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The typical term for these agreements is between 12 and 36 months. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sale and recorded in revenues in the statement of operations over the life of the agreements. The revenues deferred related to these agreements totaled $3.9 million and $4.0 million, respectively, as of January 31, 2005 and July 31, 2005, and are included on the face of the balance sheet in Deferred revenues and allowances.

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

     o our ability to obtain capital for required capital expenditures and costs related to the opening of new stores or to update or expand existing stores;

     o our cash flows from operations, borrowings from our revolving line of credit and proceeds from securitizations to fund our operations, debt repayment and expansion;

     o rising interest rates may increase our cost of borrowing or reduce securitization income;

     o technological and market developments, growth trends and projected sales in the home appliance and consumer electronics industry, including digital products like HDTV, and other new products, and our ability to capitalize on such growth;

     o the potential for price erosion or lower unit sales points that could result in declines in revenues;

     o increasing oil and gas prices could adversely affect our customers' shopping decisions and patterns;

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

     o the potential for market share erosion that could result in reduced revenues;

     o    the  accuracy  of  our   expectations   regarding  the  similarity  or
          dissimilarity of our existing markets as compared to new markets we enter; and

     o    the outcome of litigation affecting our business.

     Additional important factors that could cause our actual results to differ materially from our expectations are discussed under "Risk Factors" in our Form 10-K filed with the Securities Exchange Commission on April 5, 2005. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report might not happen.

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

     We are a specialty retailer that sells major home appliances, including refrigerators, freezers, washers, dryers and ranges, a variety of consumer electronics, including projection, plasma, DLP and LCD televisions, camcorders, VCRs, DVD players, portable audio and home theater products, lawn and garden products, mattresses and furniture. We also sell home office equipment, including computers and computer accessories and continue to introduce additional product categories for the consumer and home to help increase same store sales and to respond to our customers' product needs. We require all our sales associates to be knowledgeable of all of our products, but to specialize in certain specific product categories.

     We currently operate 54 retail locations in Texas and Louisiana, and expect to open two to four additional stores during the current fiscal year. We plan to open and operate an expanded distribution center in the Dallas/Fort Worth market beginning in the third quarter of this fiscal year, which will serve that immediate market and permit us to explore markets within a 200+ mile radius of such facility.

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

     We also derive revenues from repair services on the products we sell and from product delivery and installation services we provide to our customers. Additionally, acting as an agent for unaffiliated companies, we sell credit insurance and service maintenance agreements to protect our customers from credit losses due to death, disability, involuntary unemployment and property damage and product failure not covered by a manufacturers' warranty. We also derive revenues from the sale of extended service maintenance agreements, under which we are the primary obligor, to protect the customers after the original manufacturer's warranty or service maintenance agreement has expired.

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

 Executive Overview

      This narrative is intended to provide an executive level overview of our operations for the three and six months ended July 31, 2005. A detailed explanation of the changes in our operations for these periods as compared to the prior year is included beginning on page 17. As explained in that section, our pretax income for the quarter and the six months ended July 31, 2005 increased approximately 38.6% and 31.3%, respectively, primarily as a result of higher revenues and gross margin dollars, lower selling, general and administrative expenses as a percentage of revenues and lower interest expense. Some of the more specific issues that impacted our operating and pretax income are:

     o Same store sales for the quarter grew 12.1% and for the six months same store sales grew 10.0% over the same period for the prior year. We believe that we were able to achieve this favorable increase by continuing our emphasis on sales of our primary product categories, with the appliance and the consumer electronics categories being key drivers during both periods. It is our strategy to continue this combination of emphasizing our primary product categories and focusing on specialty product categories throughout the balance of fiscal 2006.

     o Our entry into the Dallas/Fort Worth and the South Texas markets had a positive impact on our revenues. Approximately $17.1 million and $29.9 million of our product sales increase for the quarter and six months ended July 31, 2005, respectively, resulted from the opening of nine new stores in these markets, since February 2004. Our plans provide for the opening of additional stores in existing markets during the balance of fiscal 2006 as we focus on opportunities in markets in which we have existing infrastructure.

     o Part of our increase in same store sales during the quarter resulted from the continuation of deferred interest and "same as cash" plans on certain products that extend beyond one year. For the three months and six months ended July 31, 2005, $11.2 million and $17.9 million, respectively, in gross product sales were financed by extended deferred interest and "same as cash" plans. We expect to continue to offer this type of extended term promotional credit in the future.

     o Our gross margin for the quarter decreased from 36.5% to 36.2% for the three months ended July 31, 2005 when compared to the same period in the prior year, primarily as a result of reduced insurance sales penetration. Our gross margin for the six months decreased from 36.4% to 35.8% for the six months ended July 31, 2005 when compared to the same period in the prior year, primarily due to price discounting during the first quarter of fiscal year 2006 and reduced insurance commissions during the second quarter of fiscal year 2006.

     o Operating margin, on the other hand, increased from 8.1% to 8.8% for the three months ended July 31, 2005 when compared to the same period in the prior year due in part to our ability to reduce Selling, general and administrative (SG&A) expenses as a percent of revenues. The reduced SG&A expenses as a percent of revenues also benefited the operating margin for the six months ended July 31, 2005 which increased to 9.2% from 8.7% during the same period in the prior year. During the three months ended July 31, 2005, we decreased SG&A expense as a percent of revenues to 27.2% from 27.5% when compared to the prior year, primarily from decreases in payroll and payroll related expenses and net advertising expense as a percent of revenues. Partially offsetting these reductions were higher occupancy costs and general insurance costs. Additionally, our operating margin benefited from a decrease in the Provision for bad debts as a percent of revenues from 0.9% to 0.3%. The trends for the six months ended July 31, 2005 are consistent with those discussed for the three months ended July 31, 2005.

Operational Changes and Resulting Outlook

      During the quarter, we opened two new stores in the Dallas/Fort Worth market and one in Harlingen, Texas just after the end of the quarter. We continue to be satisfied with the results in the Dallas/Fort Worth market and continue to expand the number of stores and plan to add additional distribution capability in the next few weeks. We opened a new store in McAllen, Texas in early September 2004 and it has performed above our expectations. We believe that this South Texas market is substantially underserved and provides great potential for our company and are expecting good performance from the new store in Harlingen, Texas. We have several other locations in Texas, Louisiana and neighboring states that we believe are promising and are in various stages of development for opening either in the current fiscal year or the next.

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


Application of Critical Accounting Policies

     In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as "critical accounting estimates." We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of July 31, 2005.

     Transfers of Financial Assets. We transfer customer receivables to the QSPE that issues asset-backed securities to third party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. As we transfer the accounts, we record an asset representing the interest only strip which is the difference between the interest earned on customer accounts and the cost associated with financing and servicing the transferred accounts, including a provision for bad debts associated with the transferred accounts (on a revolving pool basis) discounted to a market rate of interest. The gain or loss recognized on these transactions is based on our best estimates of key assumptions, including forecasted credit losses based on actual portfolio experience over the past twelve months, payment rates, forward yield curves, costs of servicing the accounts and appropriate discount rates. The use of different estimates or assumptions could produce different financial results. For example, if we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), our interest in securitized assets would have been reduced by $4.3 million as of July 31, 2005, which may have an adverse effect on earnings. We recognize income from our interest in these transferred accounts as gains on the transfer of the asset, interest income and servicing fees. This income is recorded as Finance charges and other in our consolidated statements of operations. If the assumption used for estimating credit losses were changed by 0.5% from 3.0% to 3.5%, the impact to recorded Finance charges and other would have been a reduction in revenues and pretax income of $1.8 million.

     Deferred Tax Assets. We have significant net deferred tax assets (approximately $7.5 million as of July 31, 2005), which are subject to periodic recoverability assessments. Realization of our net deferred tax assets may be dependent upon our ability to offset reversals against prior taxable income, changes in tax rates or our future taxable income. Changes in these assumptions, if any, may require material adjustments to these deferred tax asset balances. For example, if we had assumed that the future tax rate at which these deferred items would reverse was 34.5% rather than 35.1%, we would have reduced the net deferred tax asset account and net income by approximately $129,000.

     Intangible Assets. We have significant intangible assets related primarily to goodwill and the costs of obtaining various loans and funding sources. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. We test for potential impairment of goodwill annually based on judgments regarding ongoing profitability and cash flow of the underlying assets. Our testing includes using judgments to estimate the separate operations of our insurance agency and secondary credit portfolio, including allocations for interest, overhead and taxes. Once these separate operations have been estimated, we apply a multiple of earnings based on existing market conditions and estimated operating cash flow and compare the resulting estimated entity values to the recorded goodwill. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believe is impaired. Our goodwill balance at July 31, 2005 was $9.6 million.

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

     Revenue Recognition. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell service maintenance renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amount of service maintenance agreement revenue deferred at July 31, 2005 and January 31, 2005 was $4.0 million and $3.9 million, respectively, and is included in Deferred revenues and allowances in the accompanying balance sheets.

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

      Recent Accounting Pronouncements. In December 2004, Statement of Financial Accounting Standards No. 123R, Share-Based Payment, was issued. This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains an employee's services. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, based on the grant-date fair value of the award, and record that cost over the period during which the employee is required to provide service in exchange for the award. Additionally, the statement provides multiple options for adopting the requirements of the standard. We are currently analyzing the impact this statement will have on our consolidated results of operations and our financial position. We are required under existing accounting standards to provide supplemental disclosure in the footnotes to our financial statements as if our financial statements had been prepared using the fair value method of accounting for stock based compensation. See Note 1 to our financial statements for additional information.


Results of Operations

     The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:


                                                                                             Three Months   Six Months
                                                                                                 Ended         Ended
                                                                                               July 31,       July 31,
                                                                                             ------------- -------------
                                                                                              2004   2005   2004   2005
                                                                                             ------ ------ ------ ------
Revenues:
   Product sales ..............................................................              79.3 % 79.6 % 79.9 % 80.0 %
   Service maintenance agreement commissions (net) ............................                4.2    4.8    4.2    4.6
   Service revenues ...........................................................                3.5    3.1    3.3    3.1
                                                                                             ------ ------ ------ ------
     Total net sales ..........................................................               87.0   87.5   87.4   87.7
   Finance charges and other ..................................................               13.0   12.5   12.6   12.3
                                                                                             ------ ------ ------ ------
          Total revenues ......................................................              100.0  100.0  100.0  100.0
Costs and expenses:
Cost of goods sold, including warehousing
   and occupancy cost .........................................................               62.7   63.0   62.8   63.4
Cost of parts sold, including warehousing
   and occupancy cost .........................................................                0.8    0.7    0.8    0.8
   Selling, general and administrative expense ................................               27.5   27.2   26.7   26.1
   Provision for bad debts ....................................................                0.9    0.3    1.0    0.5
                                                                                             ------ ------ ------ ------
          Total costs and expenses ............................................               91.9   91.2   91.3   90.8
                                                                                             ------ ------ ------ ------
   Operating income ...........................................................                8.1    8.8    8.7    9.2
   Interest expense, net ......................................................                0.4    0.1    0.4    0.1
                                                                                             ------ ------ ------ ------
   Income before minority interest and income taxes ...........................                7.7    8.7    8.3    9.1
   Minority interest in limited partnership ...................................                0.1    0.0    0.1    0.0
                                                                                             ------ ------ ------ ------
   Income before income taxes .................................................                7.6    8.7    8.2    9.1
   Provision for income taxes .................................................                2.6    3.0    2.9    3.2
                                                                                             ------ ------ ------ ------
   Net income .................................................................               5.0 %  5.7 %  5.3 %  5.9 %
                                                                                             ====== ====== ====== ======

     The table above identifies several changes in our operations for the current quarter, including changes in revenue and expense categories expressed as a percentage of revenues. These changes are discussed in the Executive Overview section on page 14 and in more detail in the discussion of operating results beginning in the analysis below.

     Same store sales growth is calculated by comparing the reported sales by store for all stores that were open throughout a period to reported sales by store for all stores that were open throughout the prior year period. Sales from closed stores have been removed from each period. Sales from relocated stores have been included in each period because each store was relocated within the same general geographic market. Sales from expanded stores have been included in each period.

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

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004

     Revenues. Total revenues increased by $27.8 million, or 20.3%, from $136.6 million for the three months ended July 31, 2004 to $164.4 million for the three months ended July 31, 2005. The increase was attributable to increases in net sales of $25.0 million, or 21.0%, and $2.8 million, or 15.6%, in finance charges and other revenue.

     The $25.0 million increase in net sales was made up of the following:

     o a $13.8 million same store sales increase of 12.1%. Increased sales of appliances, consumer electronics and furniture accounted for most of the increase in same store sales,

     o an $11.1 million increase generated by seven retail locations that were not open for three consecutive months in each period, net of reductions related to the closing of one location,

     o a $286,000 decrease resulted from an increase in discounts of promotional credit sales, and

     o    a $363,000 increase resulted from an increase in service revenues.

     The components of the $25.0 million increase in net sales, were a $22.6 million increase in product sales and a $2.4 million net increase in service maintenance agreement commissions and service revenues. The $22.6 million increase in product sales resulted from the following:

     o approximately $13.7 million was attributable to increases in unit sales, due to increased appliances, consumer electronics, furniture and track sales, and

     o approximately $8.9 million was attributable to increases in unit price points. The price point impact was driven primarily by consumers selecting higher priced consumer electronics products, as the new technology becomes more affordable. Also, contributing to the price point impact were higher prices on appliances.

     The following table presents the makeup of net sales by product category in each quarter, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.


                                           Three Months Ended July 31,
                                 -----------------------------------------------
                                       2004                    2005                Percent
                                 --------------------- -------------------------
            Category               Amount     Percent    Amount       Percent     Increase
                                 ----------- --------- ----------- ------------- -----------

Major home appliances ...........   $44,846     37.7 %    $53,624         37.3 %      19.6 % (1)
Consumer electronics ............    32,692      27.5      39,728          27.6        21.5  (1)
Track ...........................    18,643      15.7      21,501          14.9        15.3  (1)
Delivery ........................     1,937       1.6       2,317           1.6        19.6  (2)
Lawn and garden .................     5,507       4.6       5,779           4.0         4.9  (3)
Bedding .........................     2,596       2.2       3,097           2.2        19.3  (1)
Furniture .......................     1,260       1.1       3,771           2.6       199.3  (4)
Other ...........................       824       0.7       1,050           0.7        27.4
                                 ----------- --------- ----------- ------------- -----------
     Total product sales ........   108,305      91.1     130,867          90.9        20.8
Service maintenance agreement
 commissions ....................     5,776       4.9       7,848           5.5        35.9
Service revenues ................     4,770       4.0       5,134           3.6         7.6
                                 ----------- --------- ----------- ------------- -----------
     Total net sales ............  $118,851    100.0 %   $143,849        100.0 %      21.0 %
                                 =========== ========= =========== ============= ===========

---------------------------------
     (1) These increases are consistent with overall increase in product sales and improved unit prices.

     (2)  This increase is due primarily to the increase in total product sales.

     (3)  Extremely dry weather negatively impacted our sales in this category.

     (4) This increase is due to the increased emphasis on the sales of furniture, primarily sofas, recliners and entertainment centers, and new product lines added to this category.

     Revenue from Finance charges and other increased by approximately $2.7 million, or 15.6%, from $17.8 million for the three months ended July 31, 2004 to $20.5 million for the three months ended July 31, 2005. This increase in revenue resulted primarily from increases in securitization income of $2.8 million. These increases are attributable to higher product sales and increases in our retained interest in assets transferred to the QSPE, due primarily to increases in the transferred balances. During the quarter ended July 31, 2005, we changed our process related to selling credit insurance on promotional credit programs resulting in a decline in insurance sales penetration. While we expect this reduced penetration level to continue to impact insurance commission revenues in the short term, ultimately we expect this change to result in increased insurance commission revenues in the future.

     Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $17.9 million, or 20.9%, from $85.7 million for the three months ended July 31, 2004 to $103.6 million for the three months ended July 31, 2005. This increase was generally consistent with the 20.8% increase in net product sales during the three months ended July 31, 2005. Cost of products sold was 79.1% of net product sales in the quarter ended July 31, 2004 and the quarter ended July 31, 2005.

     Cost of Parts Sold. Cost of parts sold, including warehousing and occupancy cost, increased approximately $145,000, or 13.3%, for the three months ended July 31, 2005 as compared to the three months ended July 31, 2004, due to increases in parts sales.

     Selling, General and Administrative Expense. While Selling, general and administrative expense increased by $7.2 million, or 19.1%, from $37.5 million for the three months ended July 31, 2004 to $44.7 million for the three months ended July 31, 2005, it decreased as a percentage of total revenue from 27.5% to 27.2%. The decrease in expense as a percentage of total revenues resulted primarily from decreased payroll and payroll related expenses and net advertising expense, as a percent of revenues, that were partially offset by higher occupancy costs and general insurance costs.

     Provision for Bad Debts. The provision for bad debts on receivables retained by the Company and not transferred to the QSPE and other non-credit portfolio receivables decreased by $784,000, or 63.9%, during the three months ended July 31, 2005 as compared to the three months ended July 31, 2004, primarily as a result of changes in the loss history and provision adjustments, based on favorable loss experience during the last twelve months, and revised loss allocations between receivables retained by us and those transferred to the QSPE, which were offset in Finance charges and other. See Note 3 to the financial statements for information regarding the performance of the credit portfolio.

     Interest Expense, net. Net interest expense decreased by $508,000, or 89.6%, from $567,000 for the three months ended July 31, 2004 to $59,000 for the three months ended July 31, 2005. The net decrease in interest expense was attributable to the following factors:

     o expiration of $20.0 million in our interest rate hedges and the discontinuation of hedge accounting for derivatives resulted in a net decrease in interest expense of approximately $257,000; and

     o    the  deconsolidation  of  SRDS  (previously   consolidated  as  a  VIE
          according to FIN 46) resulted in a decrease of interest expense of $215,000,

The remaining decrease in interest expense of $36,000 resulted from lower average outstanding debt balances and higher interest income from invested funds.

     Minority Interest. As a result of FIN 46, for the quarter ended July 31, 2004, we eliminated the pretax operating profit contributed from the consolidation of SRDS through the minority interest line item in our consolidated statement of operations (see Note 1 of Notes to the Financial Statements).

     Provision for Income Taxes. The provision for income taxes increased by $1.5 million, or 41.0%, from $3.5 million for the three months ended July 31, 2004 to $5.0 million for the three months ended July 31, 2005, consistent with the increase in pretax income of 38.6%.

     Net Income. As a result of the above factors, Net income increased $2.5 million, or 37.3%, from $6.8 million for the three months ended July 31, 2004 to $9.3 million for the three months ended July 31, 2005.

Six Months Ended July 31, 2005 Compared to Six Months Ended July 31, 2004

     Revenues. Total revenues increased by $51.0 million, or 18.8%, from $271.5 million for the six months ended July 31, 2004 to $322.5 million for the six months ended July 31, 2005. The increase was attributable to increases in net sales of $45.4 million, or 19.1%, and $5.7 million, or 16.6%, in finance charges and other revenue.

     The $45.4 million increase in net sales was made up of the following:

     o a $22.2 million increase resulted from a same store sales increase of 10.0%. Increased sales of appliances, consumer electronics, computers and other product categories included in the track, and furniture accounted for most of the increase in same store sales,

     o a $23.1 million increase generated by nine retail locations that were not open for six consecutive months in each period, net of reductions related to the closing of one location,

     o a $668,000 decrease resulted from an increase in discounts of promotional credit sales, and

     o    a $760,000 increase resulted from an increase in service revenues.

     The components of the $45.4 million increase in net sales were a $41.3 million increase in product sales and a $4.1 million net increase in service maintenance agreement commissions and service revenues. The $41.3 million increase in product sales resulted from the following:

     o approximately $24.9 million was attributable to increases in unit sales, due to increased appliances, track, furniture, and consumer electronics sales, and

     o approximately $16.4 million was attributable to increases in unit price points. The price point impact was driven primarily by consumers selecting higher priced consumer electronics products, as the new technology becomes more affordable.

     The following table presents the makeup of net sales by product category in each quarter, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.


                                            Six Months Ended July 31,
                                 -----------------------------------------------
                                       2004                  2005                  Percent
                                 --------------------- -------------------------
            Category               Amount     Percent    Amount       Percent     Increase
                                 ----------- --------- ----------- ------------- -----------

Major home appliances ...........   $86,808     36.6 %   $100,122         35.5 %      15.3 % (1)
Consumer electronics ............    70,314      29.6      83,382          29.5        18.6  (1)
Track ...........................    36,684      15.5      44,653          15.8        21.7  (1)
Delivery ........................     3,785       1.6       4,338           1.5        14.6
Lawn and garden .................    10,052       4.2      11,062           3.9        10.0
Bedding .........................     4,864       2.0       6,004           2.1        23.4  (2)
Furniture .......................     2,801       1.2       6,767           2.4       141.6  (3)
Other ...........................     1,500       0.6       1,814           0.6        20.9  (1)
                                 ----------- --------- ----------- ------------- -----------
     Total product sales ........   216,808      91.3     258,142          91.3        19.1
Service maintenance agreement
 commissions ....................    11,436       4.8      14,732           5.2        28.8
Service revenues ................     9,149       3.9       9,909           3.5         8.3
                                 ----------- --------- ----------- ------------- -----------
     Total net sales ............  $237,393    100.0 %   $282,783        100.0 %      19.1 %
                                 =========== ========= =========== ============= ===========

---------------------------------

     (1) These increases are consistent with overall increase in product sales and improved unit prices.

     (2) This increase reflects the emphasis on this emerging product category and the change in vendor relationships.

     (3) This increase is due to the increased emphasis on the sales of furniture, primarily sofas, recliners and entertainment centers, and new product lines added to this category.

     Revenue from Finance charges and other increased by approximately $5.7 million, or 16.6%, from $34.1 million for the six months ended July 31, 2004 to $39.8 million for the six months ended July 31, 2005. This increase in revenue resulted primarily from increases in securitization income of $5.0 million, and increases in insurance commissions and other revenues of $644,000. These increases are attributable to higher product sales and increases in our retained interest in assets transferred to the QSPE, due primarily to increases in the transferred balances.

     Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $34.0 million, or 20.0%, from $170.5 million for the six months ended July 31, 2004 to $204.5 million for the six months ended July 31, 2005. This increase was generally consistent with the 19.1% increase in net product sales during the six months ended July 31, 2005. Cost of products sold was 78.6% of net product sales in the six months ended July 31, 2004 and 79.2% in the six months ended July 31, 2005. The decline was due to price discounting during the first quarter of fiscal 2006 to drive same store sales.

     Cost of Parts Sold. Cost of parts sold, including warehousing and occupancy cost, increased approximately $266,000, or 12.1%, for the six months ended July 31, 2005 as compared to the six months ended July 31, 2004, due to increases in parts sales.

     Selling, General and Administrative Expense. While Selling, general and administrative expense increased by $11.8 million, or 16.3%, from $72.4 million for the six months ended July 31, 2004 to $84.2 million for the six months ended July 31, 2005, it decreased as a percentage of total revenue from 26.7% to 26.1%. The decrease in expense as a percentage of total revenues resulted primarily from decreased payroll and payroll related expenses and net advertising expense, as a percent of revenues, that were partially offset by higher occupancy costs and general insurance costs.

     Provision for Bad Debts. The provision for bad debts on receivables retained by the Company and not transferred to the QSPE and other non-credit portfolio receivables decreased by $1.1 million, or 39.8%, during the six months ended July 31, 2005 as compared to the six months ended July 31, 2004, primarily as a result of changes in the loss history and provision adjustments based on favorable loss experience during the last twelve months, and revised loss allocations between receivables retained by us and those transferred to the QSPE, which were offset in Finance charges and other. See Note 3 to the financial statements for information regarding the performance of the credit portfolio.

     Interest Expense, net. Net interest expense decreased by $735,000, or 64.0%, from $1.1 million for the six months ended July 31, 2004 to $414,000 for the six months ended July 31, 2005. The net decrease in interest expense was attributable to the following factors:

     o expiration of $20.0 million in our interest rate hedges and the discontinuation of hedge accounting for derivatives resulted in a net decrease in interest expense of approximately $285,000; and

     o    the  deconsolidation  of  SRDS  (previously   consolidated  as  a  VIE
          according to FIN 46) resulted in a decrease of interest expense of $429,000,

The remaining decrease in interest expense of $21,000 resulted from lower average outstanding debt balances and higher interest income from invested funds.

     Minority Interest. As a result of FIN 46, for the quarter ended July 31, 2004, we eliminated the pretax operating profit contributed from the consolidation of SRDS through the minority interest line item in our consolidated statement of operations (see Note 1 of Notes to the Financial Statements).

     Provision for Income Taxes. The provision for income taxes increased by $2.5 million, or 31.4%, from $7.8 million for the six months ended July 31, 2004 to $10.3 million for the six months ended July 31, 2005, consistent with the increase in pretax income of 31.3%.

     Net Income. As a result of the above factors, Net income increased $4.5 million, or 31.3%, from $14.6 million for the six months ended July 31, 2004 to $19.1 million for the six months ended July 31, 2005.

Liquidity and Capital Resources

     Current Activities

     Historically we have financed our operations through a combination of cash flow generated from operations, and external borrowings, including primarily bank debt, extended terms provided by our vendors for inventory purchases, acquisition of inventory under consignment arrangements and transfers of receivables to our asset-backed securitization facilities. As of July 31, 2005, we had $33.1 million under the revolving line of credit (based on qualifying assets) and $8.0 million under our unsecured bank line of credit available to us for general corporate purposes, $14.5 million under extended vendor terms for purchases of inventory and $102.0 million in commitments available for the transfer of receivables to our QSPE.

     A summary of the significant financial covenants that govern our bank credit facility compared to our actual compliance status at July 31, 2005, is presented below:



                                                                                 Required
                                                                                 Minimum/
                                                                  Actual         Maximum
                                                               -------------- ---------------
Debt service coverage ratio must exceed required minimum        3.56 to 1.00   2.00 to 1.00
Total adjusted leverage ratio must be lower than required       1.80 to 1.00   3.00 to 1.00
 maximum
Consolidated net worth must exceed required minimum             $213.5 million $125.0 million
Charge-off ratio must be lower than required maximum            0.03 to 1.00   0.05 to 1.00
Extension ratio must be lower than required maximum             0.02 to 1.00   0.04 to 1.00
Delinquency ratio must be lower than required maximum           0.07 to 1.00   0.12 to 1.00

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

     During the six months ended July 31, 2005, net cash provided by operating activities increased $30.8 million from $0.6 million provided in the 2004 period to $31.4 million provided in the 2005 period. The net increase in cash provided from operations resulted primarily from increased net income, a smaller increase in the retained interest in the asset backed securitization program, the timing of payments of accounts payable and compensation, and a reduction of inventory levels during the period, as opposed to an increase in the prior year. The change in amounts realized from the asset backed securitization were driven by the amendment to the program during October 2004, which resulted in allowing the inclusion of certain promotional credit programs in the eligible asset base, providing partial funding of these receivables. We believe that the available balances under our bank credit facility and asset-backed securitization program are sufficient to fund the increase in receivables or any increase in credit enhancement that we expect through the end of fiscal 2006.

     As noted above, we offer promotional credit programs to certain customers that provide for "same as cash" interest free periods of varying terms, generally three, six, or 12 months; in fiscal year 2005 we increased these terms to include 18 or 24 months that are eligible to be partially funded through our asset-backed securitization program. In the second quarter of fiscal 2005, we began offering deferred interest programs with 36-month terms. In the second quarter of fiscal 2006, we began offering deferred interest programs with 24-month terms. The three, six, 12, 18, 24 and 36 month "same as cash" promotional accounts and deferred interest program accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30.0% of eligible securitized receivables. If we exceed this 30.0% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period. The percentage of eligible securitized receivables represented by promotional receivables was 22.4% as of July 31, 2005. At July 31, 2004, this percentage, computed on a consistent basis with the July 31, 2005 calculation, would have been 16.2%. This increase was the result of sales with the use of promotional credit versus lower prices at retail. The weighted average promotional period was 10.8 months and 12.7 months for promotional receivables outstanding as of July 31, 2004 and 2005, respectively. The weighted average remaining term on those same promotional receivables was 6.4 months and 8.2 months, respectively. While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables, we receive less income as a result of a reduced net interest margin used in the calculation of the gain on the sale of receivables. As a result, the existence of the interest free extended payment terms negatively impacts the gains as compared to other receivables.

     Net cash used by investing activities increased by $1.0 million, from $9.0 million for the six months ended July 31, 2004 to $10.0 million for the six months ended July 31, 2005. The increase in cash used in investing activities resulted primarily from an increase in the purchase of property and equipment of $0.9 million. The cash expended for property and equipment was used primarily for construction of new stores and the reformatting of existing stores to better support our current product mix. Based on current plans, we expect to increase expenditures for property and equipment in the balance of fiscal 2006 as we open additional stores.

     Net cash from financing activities decreased by $11.0 million from $1.6 million for the three months ended July 31, 2004 to ($9.4) million for the three months ended July 31, 2005. The increase in cash used by financing activities resulted primarily from increases in payments on various debt instruments of $11.5 million, which was partially offset by increased proceeds from stock issued under employee benefit plans.

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

     At July 31, 2005, the issuer had issued two series of notes and bonds: a Series A variable funding note in the amount of $250 million purchased by Three Pillars Funding LLC and three classes of Series B bonds in the aggregate amount of $200 million, of which $8.0 million was required to be placed in a restricted cash account for the benefit of the bondholders. If the net portfolio yield, as defined by the Series B agreements, falls below 5.0%, then the issuer may be required to fund a cash reserve in addition to the $8.0 million restricted cash account. At July 31, 2005, the net portfolio yield for purposes of this requirement was 10.3%. Private institutional investors, primarily insurance companies, purchased the Series B bonds at a weighted fixed rate of 5.1%.

     We continue to service the transferred accounts for the QSPE, and we receive a monthly servicing fee, so long as we act as servicer, in an amount equal to .0025% multiplied by the average aggregate principal amount of receivables serviced plus the amount of average aggregate defaulted receivables. The issuer records revenues equal to the interest charged to the customer on the receivables less losses, the cost of funds, the program administration fees paid in connection with either Three Pillars Funding LLC or the Series B bond holders, the servicing fee and additional earnings to the extent they are available.

     The Series A variable funding note permits the issuer to borrow funds up to $250 million to purchase receivables from us, thereby functioning as a "basket" to accumulate receivables. When issuer borrowings under the Series A variable funding note approach $250 million, the issuer intends to request an increase in the Series A amount or issue a new series of bonds and use the proceeds to pay down the then outstanding balance of the Series A variable funding note, so that the basket will once again become available to accumulate new receivables. As of July 31, 2005, borrowings under the Series A variable funding note were $148.0 million.

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

     A summary of the significant financial covenants that govern the Series A variable funding note compared to actual compliance status at July 31, 2005, is presented below:


                                                                              Required
                                                                              Minimum/
                                                               Actual         Maximum
                                                            -------------- ---------------
Issuer interest must exceed required minimum                $42.8 million   $39.4 million
Gross loss rate must be lower than required maximum                   3.4%           10.0%
Net portfolio yield must exceed required minimum                     10.3%            2.0%
Payment rate must exceed required minimum                             6.4%            3.0%


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

Securitization Facilities
We finance most of our customer receivables through asset-backed securitization facilities

                                                     ---------------------------
                                                            Series A Note
                                                  -->        $250 million
                                                  |      Credit Rating: P1/A2
                                                  |  Three Pillars Funding Corp.
           Customer Receivables                   |  ---------------------------
-----------  -------------->  ----------------    |
  Retail                         Qualifying       |
  Sales                        Special Purpose<---|
  Entity                            Entity        |
                                   ("QSPE")       |
-----------  <--------------  ----------------    |
                                                  |  ---------------------------
              1. Cash Proceeds                    |         Series B Bonds
              2. Subordinated Securities          |          $200 million
              3. Right to Receive Cash Flows      |      Private Institutional
                 Equal to Interest Rate Spread    -->         Investors
                                                        Class A: $120 mm (Aaa)
                                                        Class B: $57.8 mm (A2)
                                                        Class C: $22.2 mm (Baa2)
                                                     ---------------------------

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

Item 4.  Controls and Procedures

     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders held on May 26, 2005, the following proposals were submitted to stockholders with the following results:

     1. Election of five directors

                                                                      Number of Shares
                                                          -----------------------------------------
                                                                 For                  Withheld
                                                          -------------------     -----------------
                      Marvin D. Brailsford                        22,020,986                40,418
                      Jon E. M. Jacoby                            22,019,320                42,084
                      Bob L. Martin                               22,024,786                36,618
                      Scott L. Thompson                           22,024,786                36,618
                      William T. Trawick                          19,117,174             2,944,230

                      In addition  to  the  above  individuals,   the  following
                      individuals  are  directors  of the  Company  and their
                      terms  expire  at  the  Company's   Annual  Meeting  of
                      Stockholders in 2006: Thomas J. Frank, Sr., Douglas H. Martin and Theodore M. Wright.

     2. Approval of an amendment to the Executive Employment Agreement of Thomas
J. Frank, Sr. to approve the cash bonus provisions of the agreement to ensure cash compensation paid will be deductible under Section 162(m) of the Internal Revenue Code.


                                                                Number of Shares
                                                            --------------------------
                      For                                                  21,859,131
                      Against                                                 197,773
                      Abstain                                                   4,500
                      Broker Nonvotes                                               0

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

                                          CONN'S, INC.

                                          By: /s/ David L. Rogers
                                              ----------------------------------
                                              David L. Rogers
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              duly authorized to sign this
                                              report on behalf of the
                                              registrant)

Date: August 30, 2005

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

     3.1.1 Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated June 3, 2004 (incorporated herein by reference to
          Exhibit 3.1.1 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2004 (File No. 000-50421) as filed with the Commission on June 7, 2004).

     3.2  Bylaws of Conn's,  Inc.  (incorporated  herein by reference to Exhibit
          3.2 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

     3.2.1 Amendment to the Bylaws of Conn's, Inc. (incorporated herein by reference to Exhibit 3.2.1 to Conn's Form 10-Q for the quarterly period ended July 31, 2004 (File No. 000-50421) as filed with the Commission on June 7, 2004).

     4.1  Specimen of  certificate  for shares of Conn's,  Inc.'s  common  stock
          (incorporated herein by reference to Exhibit 4.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).

     10.1 Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

     10.1.1 Amendment to the Conn's, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Conn's Form 10-Q for the quarterly period ended July 31, 2004 (File No. 000-50421) as filed with the Commission on June 7, 2004).t

     10.1.2 Form of Stock Option Agreement  (incorporated herein by reference to
          Exhibit 10.1.2 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Commission on April 5, 2005).t

     10.2 2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)as filed with the Securities and Exchange Commission on September 23, 2003).t

     10.2.1 Form of Stock Option Agreement  (incorporated herein by reference to
          Exhibit 10.2.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Commission on April 5, 2005).t

     10.3 Employee  Stock  Purchase  Plan  (incorporated  herein by reference to
          Exhibit 10.3 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

     10.4 Conn's 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

     10.5 Shopping Center Lease Agreement dated May 3, 2000, by and between Beaumont Development Group, L.P., f/k/a Fiesta Mart, Inc., as Lessor, and CAI, L.P., as Lessee, for the property located at 3295 College Street, Suite A, Beaumont, Texas (incorporated herein by reference to
          Exhibit 10.5 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

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

     10.8 Lease Agreement dated June 24, 2005, by and between Cabot Properties, Inc., as Lessor, and CAI, L.P., as Lessee, for the property located at 1132 Valwood Parkway, Carrollton, Texas (incorporated herein by reference to Exhibit 99.1 to Conn's, Inc. Current Report on Form 8-K (file no. 000-50421) as filed with the Securities and Exchange Commission on June 29, 2005).

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

     10.14.1 First Amendment to Servicing Agreement dated June 24, 2005, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee.

     10.15 Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.15 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).t

     10.15.1 First Amendment to Executive Employment Agreement between Conn's, Inc. and Thomas J. Frank, Sr., Approved by the stockholders May 26, 2005. t

     10.16 Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

     10.17 2006 Bonus Program (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on April 4, 2005).t

     10.18 Description  of  Compensation   Payable  to  Non-Employee   Directors
          (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on June 2, 2005).t

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

     31.1 Rule  13a-14(a)/15d-14(a)   Certification  (Chief  Executive  Officer)
          (filed herewith).

     31.2 Rule  13a-14(a)/15d-14(a)   Certification  (Chief  Financial  Officer)
          (filed herewith).

     32.1 Section  1350   Certification   (Chief  Executive  Officer  and  Chief
          Financial Officer) (furnished herewith).

     99.1 Subcertification by Chief Operating Officer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

     99.2 Subcertification by Treasurer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

     99.3 Subcertification by Secretary in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

     99.4 Subcertification of Chief Operating Officer, Treasurer and Secretary in support of Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

     t    Management contract or compensatory plan or arrangement.