Form 10-Q
period 2005-10-31
CONNS INC
filed 2005-12-01
CIK 1223389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
               OCTOBER 31, 2005 COMMISSION FILE NUMBER 000-50421

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


                                YES __X__ NO____


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES __X__ NO___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 28, 2005:



                  CLASS                                     OUTSTANDING
----------------------------------------             --------------------------
Common stock, $.01 par value per share                      23,501,422


                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                                                   PAGE NO.
              ---------------------                                                                   --------

ITEM 1.       Financial Statements...........................................................................1
-------

              Consolidated Balance Sheets as of January 31, 2005 and October 31, 2005........................1

              Consolidated Statements of Operations for the three and nine months ended
                  October 31, 2004 and 2005..................................................................2

              Consolidated Statement of Stockholders' Equity for the nine months ended
                  October 31, 2005...........................................................................3

              Consolidated Statements of Cash Flows for the nine months ended
                  October 31, 2004 and 2005..................................................................4

              Notes to Consolidated Financial Statements.....................................................5

ITEM 2.       Management's Discussion and Analysis of Financial Condition
--------          and Results of Operations.................................................................12

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk....................................28
-------

ITEM 4.       Controls and Procedures.......................................................................28
-------

PART II.      OTHER INFORMATION
              -----------------

ITEM 1.       Legal Proceedings.............................................................................29
-------

ITEM 5.       Other Information.............................................................................29
-------

ITEM 6.       Exhibits......................................................................................29
-------


SIGNATURE     ..............................................................................................30



Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                  Conn's, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                   January 31,  October 31,
                                                                       2005        2005
                                                                    ---------    ---------
                                       ASSETS                                   (unaudited)
CURRENT ASSETS
   Cash and cash equivalents ....................................   $   7,027    $  36,165
   Accounts receivable, net .....................................      26,135       23,351
   Interests in securitized assets ..............................     105,159      118,835
   Inventories ..................................................      62,346       71,636
   Deferred income taxes ........................................       4,901        6,941
   Prepaid expenses and other assets ............................       3,356        3,838
                                                                    ---------    ---------
      TOTAL CURRENT ASSETS ......................................     208,924      260,766
NON-CURRENT DEFERRED INCOME TAX ASSET ...........................       1,523        2,755
PROPERTY AND EQUIPMENT
   Land .........................................................       2,919        6,671
   Buildings ....................................................       8,068        6,045
   Equipment and fixtures .......................................      10,036       13,030
   Transportation equipment .....................................       4,419        2,973
   Leasehold improvements .......................................      56,926       66,123
                                                                    ---------    ---------
      SUBTOTAL ..................................................      82,368       94,842
Less accumulated depreciation ...................................     (34,658)     (41,411)
                                                                    ---------    ---------
      TOTAL PROPERTY AND EQUIPMENT, NET .........................      47,710       53,431
GOODWILL, NET ...................................................       9,617        9,617
DEBT ISSUANCE COSTS AND OTHER ASSETS, NET .......................         229          274
                                                                    ---------    ---------
       TOTAL ASSETS .............................................   $ 268,003    $ 326,843
                                                                    =========    =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable ................................................   $   5,500    $    --
   Current portion of long-term debt ............................          29           11
   Accounts payable .............................................      26,912       52,931
   Accrued compensation and related expenses ....................       6,221       10,970
   Accrued expenses .............................................      13,662       17,006
   Income taxes payable .........................................        --          4,493
   Deferred income taxes ........................................         966          643
   Deferred revenues and allowances .............................       7,383        8,099
   Fair value of derivatives ....................................         177         --
                                                                    ---------    ---------
      TOTAL CURRENT LIABILITIES .................................      60,850       94,153
LONG-TERM DEBT ..................................................       5,003         --
NON-CURRENT DEFERRED INCOME TAX LIABILITY .......................         704          877
DEFERRED GAIN ON SALE OF PROPERTY ...............................         644          518
STOCKHOLDERS' EQUITY
   Preferred stock ($0.01 par value, 1,000,000 shares authorized;
   none issued or outstanding) ..................................        --           --
   Common stock ($0.01 par value, 40,000,000 shares authorized;
     23,267,596 and 23,501,422 shares issued and outstanding
     at January 31, 2005 and October 31, 2005, respectively) ....         233          235
   Additional paid-in capital ...................................      84,257       86,277
   Accumulated other comprehensive income .......................       7,516        7,730
   Retained earnings ............................................     108,796      137,053
                                                                    ---------    ---------
      Total stockholders' equity ................................     200,802      231,295
                                                                    ---------    ---------
         Total liabilities and stockholders' equity .............   $ 268,003    $ 326,843
                                                                    =========    =========

See notes to consolidated financial statements.


                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except earnings per share)



                                                      Three Months Ended         Nine Months Ended
                                                          October 31,                October 31,
                                                    ----------------------    ----------------------
                                                      2004          2005        2004         2005
                                                    ---------    ---------    --------     ---------
REVENUES
   Product sales ................................   $ 104,869    $ 140,405    $ 321,677    $ 398,547
   Service maintenance agreement commissions, net       5,399        7,506       16,835       22,238
   Service revenues .............................       4,853        5,157       14,002       15,066
                                                    ---------    ---------    ---------    ---------
      Total net sales ...........................     115,121      153,068      352,514      435,851
   Finance charges and other ....................      17,789       20,237       51,874       59,992
                                                    ---------    ---------    ---------    ---------
      TOTAL REVENUES ............................     132,910      173,305      404,388      495,843
COST AND EXPENSES
   Cost of goods sold, including warehousing
  and occupancy costs ...........................      82,523      110,024      253,002      314,520
   Cost of parts sold, including warehousing
  and occupancy costs ...........................       1,159        1,334        3,354        3,795
   Selling, general and administrative expense ..      37,738       46,881      110,121      131,063
   Provision for bad debts ......................       1,373          929        4,022        2,524
                                                    ---------    ---------    ---------    ---------
      TOTAL COST AND EXPENSES ...................     122,793      159,168      370,499      451,902
                                                    ---------    ---------    ---------    ---------
OPERATING INCOME ................................      10,117       14,137       33,889       43,941
Interest expense, net ...........................         615           74        1,764          488
                                                    ---------    ---------    ---------    ---------
INCOME BEFORE MINORITY INTEREST AND INCOME TAXES        9,502       14,063       32,125       43,453
Minority interest in limited partnership ........         113         --            359         --
                                                    ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES ......................       9,389       14,063       31,766       43,453
Provision for income taxes
   Current ......................................       3,637        5,623       12,672       18,730
   Deferred .....................................        (563)        (691)      (1,784)      (3,534)
                                                    ---------    ---------    ---------    ---------
      TOTAL PROVISION FOR INCOME TAXES ..........       3,074        4,932       10,888       15,196
                                                    ---------    ---------    ---------    ---------
NET INCOME ......................................   $   6,315    $   9,131    $  20,878    $  28,257
                                                    =========    =========    =========    =========
EARNINGS PER SHARE
   Basic ........................................   $    0.27    $    0.39    $    0.90    $    1.21
   Diluted ......................................   $    0.27    $    0.38    $    0.88    $    1.17
AVERAGE COMMON SHARES OUTSTANDING
   Basic ........................................      23,206       23,458       23,175       23,378
   Diluted ......................................      23,681       24,286       23,716       24,088

See notes to consolidated financial statements.



                                  Conn's, Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Nine Months Ended October 31, 2005
                                   (unaudited)
                    (in thousands except descriptive shares)

                                                                       Accum.
                                                   Common Stock        Other       Additional
                                              --------------------- Comprehensive   Paid-in       Retained
                                                Shares      Amount      Income      Capital        Earnings       Total
                                              ----------  ---------- ----------- ------------- -------------  ------------
 Balance January 31, 2005 ....................    23,268       $ 233      $7,516      $ 84,257     $ 108,796  $    200,802

 Exercise of options to acquire
    225,520 shares of common stock ...........       225           2           -         1,881             -         1,883

 Issuance of 8,306 shares of
    common stock under
    Employee Stock Purchase Plan .............         8           -           -           139             -           139

 Net income ..................................         -           -           -             -        28,257        28,257

 Reclassification adjustments on
    derivative instruments
    (net of tax of $86) ......................         -           -         160             -             -           160

 Adjustment of fair value of securitized
    assets (net of tax of $26), net of
    reclassification adjustments of
    $6,923 (net of tax of $3,744) ............         -           -          54             -             -            54
                                                                                                              ------------
 Total comprehensive income                                                                                         28,471
                                              ----------  ---------- ----------- ------------- -------------  ------------
 Balance October 31, 2005 ....................    23,501       $ 235      $7,730      $ 86,277     $ 137,053  $    231,295
                                              ==========  ========== =========== ============= =============  ============

See notes to consolidated financial statements.

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                            Nine Months Ended
                                                               October 31,
                                                           --------------------
                                                             2004        2005
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .............................................   $ 20,878    $ 28,257
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation ........................................      6,236       8,356
   Amortization ........................................        104        (210)
   Provision for bad debts .............................      4,022       2,524
   Discounts on promotional credit .....................      1,307         611
   Accretion from interests in securitized assets ......    (11,103)    (10,667)
   Provision for deferred income taxes .................     (1,784)     (3,534)
   Loss (Gain) from sale of property and equipment .....        111           8
   Loss (Gain) from derivatives ........................        (48)         69
Changes in operating assets and liabilities:
   Accounts receivable .................................    (16,082)     (3,246)
   Inventory ...........................................     (7,164)     (9,290)
   Prepaid expenses and other assets ...................       (484)       (482)
   Accounts payable ....................................      3,524      26,019
   Accrued expenses ....................................      3,512       8,093
   Income taxes payable ................................     (2,556)      4,493
   Deferred revenue and allowances .....................        124         851
                                                           --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..............        597      51,852
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment .....................    (14,957)    (14,107)
Proceeds from sale of property .........................      1,072          22
                                                           --------    --------
NET CASH USED IN INVESTING ACTIVITIES ..................    (13,885)    (14,085)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issued under employee benefit plans,
including tax benefit ..................................        925       2,022
Net borrowings (payments) under lines of credit ........      9,638     (10,500)
Increase in debt issuance costs ........................        (75)       (130)
Payment of promissory notes ............................        (52)        (21)
                                                           --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ....     10,436      (8,629)
                                                           --------    --------
IMPACT ON CASH OF CONSOLIDATION OF SRDS ................        284        --
                                                           --------    --------
NET CHANGE IN CASH .....................................     (2,568)     29,138
CASH AND CASH EQUIVALENTS
Beginning of the year ..................................     12,942       7,027
                                                           --------    --------
END OF PERIOD ..........................................   $ 10,374    $ 36,165
                                                           ========    ========

See notes to consolidated financial statements.

                                  CONN'S , INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 31, 2005

1. SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006. The financial statements should be read in conjunction with the Company's (as defined below) audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed on April 5, 2005.

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

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Conn's, Inc. and its subsidiaries, limited liability companies and limited partnerships, all of which are wholly-owned (the "Company"). All material intercompany transactions and balances have been eliminated in consolidation

     The Company enters into securitization transactions to sell its retail installment and revolving customer receivables to a qualifying special purpose entity ("QSPE"). These securitization transactions are accounted for as sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES, because the Company has relinquished control of the receivables. Accordingly, neither the transferred receivables nor the accounts of the QSPE are included in the consolidated financial statements of the Company. The Company's retained interest in the transferred receivables are valued on a revolving pool basis.

      APPLICATION OF FIN 46. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51, or FIN 46. FIN 46 requires entities, generally, to be consolidated by a company when it has a controlling financial interest through ownership, direct or indirect, of a majority voting interest in an entity with which it conducts business. The Company evaluated the effects of the issuance of FIN 46 on the accounting for its leases with Specialized Realty Development Services, LP ("SRDS") and determined that it was appropriate to consolidate the balance sheet of SRDS with the Company as of January 31, 2004. As of January 31, 2005, the Company no longer leased any of its facilities from SRDS and therefore FIN 46 no longer applies and the Company no longer consolidates SRDS's balance sheet or statement of operations. However, the operations of SRDS are consolidated with those of the Company commencing on February 1, 2004 through the last effective date of the Company's leases with SRDS as of January 30, 2005. The effect of such consolidation on the Company's Statement of Operations for the three months ended October 31, 2004 was to reduce "Selling, general and administrative expense" by $0.4 million, to increase "Interest expense" by $0.2 million and to reduce "Income before income taxes" by $0.1 million for "Minority interest in limited partnership". The effect of such consolidation on the Company's Statement of Operations for the nine months ended October 31, 2004 was to reduce "Selling, general and administrative expense" by $1.0 million, to increase "Interest expense" by $0.6 million and to reduce "Income before income taxes" by $0.3 million for "Minority interest in limited partnership". The Company had no exposure to losses incurred by SRDS.

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

                                                                       Three Months Ended              Nine Months Ended
                                                                           October 31,                    October 31,
                                                                 ------------------------------   -----------------------------
                                                                      2004            2005            2004            2005
                                                                 --------------- --------------   ------------- ---------------
       Common stock outstanding, beginning of period ............    23,187,688      23,388,235      23,101,772      23,267,596
       Weighted average common stock issued in stock
         option exercises .......................................        19,227          68,646          73,620         106,292
       Weighted average common stock issued to employee
         stock purchase plan ....................................         1,099             866             841           3,879
       Weighted average number of restricted shares forfeited ...        (1,727)              -          (1,295)              -
                                                                 --------------- --------------- --------------- ---------------
       Shares used in computing basic earnings per share ........    23,206,287      23,457,747      23,174,938      23,377,767
       Dilutive effect of stock options, net of assumed
         repurchase of treasury stock ...........................       474,313         828,448         540,605         709,924
                                                                 --------------- --------------- --------------- ---------------
       Shares used in computing diluted earnings per share ......    23,680,600      24,286,195      23,715,543      24,087,691
                                                                 =============== =============== =============== ===============

     GOODWILL. Goodwill represents the excess of purchase price over the fair market value of net assets acquired. The Company assesses the potential future impairment of goodwill on an annual basis, or at any other time when impairment indicators exist. The Company concluded at January 31, 2005 and October 31, 2005 that no impairment of goodwill existed.

     STOCK-BASED COMPENSATION. As permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company follows the intrinsic value method of accounting for stock-based compensation issued to employees, as prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Since all options outstanding at October 31, 2005 were granted at or above fair value at the date of grant, no compensation expense has been recognized under the Company's stock option plan for any of the financial statements presented. Additionally, as the employee stock purchase plan is a qualified plan, no compensation expense has been recognized in the financial statements presented.

                                  CONN'S, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




     If compensation expense for the Company's stock option and employee stock purchase plans had been recognized using the fair value method of accounting under SFAS No. 123, net income available for common stockholders for the three months ended October 31, 2004 and 2005 would have decreased by 4.0% and 3.0%, respectively; net income available for common stockholders for the nine months ended October 31, 2004 and 2005 would have decreased by 3.5% and 3.3% respectively. For post-IPO stock option grants, the Company has used the Black-Scholes model to determine fair value. Prior to the IPO, the fair value of the options issued was estimated using the minimum valuation option-pricing model. Fair value compensation expense for the employee stock purchase plan was computed as the 15% discount from fair market value the employee receives when purchasing the shares. The following table presents the impact to earnings per share as if the Company had adopted the fair value recognition provisions of SFAS No. 123 (dollars in thousands except per share data):


                                                                 Three Months Ended        Nine Months Endedd
                                                                     October 31,              October 31,
                                                               ----------------------  ------------------------
                                                                  2004        2005        2004         2005
                                                               ----------  ----------  -----------   ----------
Net income available for common stockholders as reported .....    $ 6,315     $ 9,131      $20,878      $28,257
Stock-based compensation, net of tax, that would have
  been reported under SFAS 123 ...............................       (256)       (271)        (729)        (925)
                                                               ----------  ----------  -----------  -----------
Pro forma net income .........................................    $ 6,059     $ 8,860      $20,149      $27,332
                                                               ==========  ==========  ===========  ===========
Earnings per share-as reported:
  Basic ......................................................    $  0.27     $  0.39      $  0.90      $  1.21
  Diluted ....................................................    $  0.27     $  0.38      $  0.88      $  1.17
Pro forma earnings per share:
  Basic ......................................................    $  0.26     $  0.38      $  0.87      $  1.17
  Diluted ....................................................    $  0.26     $  0.36      $  0.85      $  1.13


     APPLICATION OF APB 21 TO PROMOTIONAL CREDIT PROGRAMS THAT EXCEED ONE YEAR IN DURATION: The Company offers promotional credit payment plans, on certain products, that extend beyond one year. In accordance with APB 21, INTEREST ON RECEIVABLES AND PAYABLES, such sales are discounted to their fair value resulting in a reduction in sales and receivables and the amortization of the discount amount over the term of the deferred interest payment plan. The difference between the gross sale and the discounted amount is reflected as a reduction of Product sales in the consolidated statements of operations and the amount of the discount being amortized in the current period is recorded in Finance charges and other. For the three months ended October 31, 2004 and 2005, Product sales were reduced by $829,000 and $730,000, respectively, and Finance charges and other was increased by $280,000 and $654,000, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount. For the nine months ended October 31, 2004 and 2005, Product sales were reduced by $1.8 million and $2.3 million, respectively, and Finance charges and other was increased by $452,000 and $1.7 million, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount

    RECENT ACCOUNTING PRONOUNCEMENTS. In December 2004, SFAS No. 123R, SHARE-BASED PAYMENT, was issued. The statement is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and does not change the previous accounting guidance for share-based payment transactions with parties other than employees. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and record that cost over the period during which the employee is required to provide service in exchange for the award. Additionally, employee services received in exchange for liability awards will be measured at fair value and re-measured at each reporting date, with changes in the fair value recorded as compensation cost over that period.

                                  CONN'S, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




     This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date. As of the required effective date, all public entities will apply this statement using a modified version of prospective application, which requires recognition of compensation cost on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement No. 123. The Company is required to adopt SFAS No. 123R on February 1, 2006. The Company is currently analyzing the impact this statement will have on its consolidated results of operations and its financial position.

     RECLASSIFICATIONS. Certain reclassifications have been made in the prior year's financial statements to conform to current year's presentation.

2.   SUPPLEMENTAL DISCLOSURE OF REVENUE AND COMPREHENSIVE INCOME

     The following is a summary of the classification of the amounts included as Finance charges and other for the three and nine months ended October 31, 2004 and 2005 (in thousands):


                                                              Three Months Ended             Nine Months Ended
                                                                  October 31,                    October 31,
                                                            ------------------------      ------------------------
                                                              2004           2005           2004           2005
                                                            ---------      ---------      ---------      ---------
Securitization income .................................     $ 11,932       $ 15,300       $ 34,677       $ 43,082
Income from receivables not sold ......................          305            319            900            903
Insurance commissions .................................        4,355          4,205         13,116         13,163
Other .................................................        1,197            413          3,181          2,844
                                                            ---------      ---------      ---------      ---------
Finance charges and other .............................     $ 17,789       $ 20,237       $ 51,874       $ 59,992
                                                            =========      =========      =========      =========

     The components of total comprehensive income for the three and nine months ended October 31, 2004 and 2005 are presented in the table below (in thousands):

                                                              Three Months Ended             Nine Months Ended
                                                                  October 31,                    October 31,
                                                            ------------------------      ------------------------
                                                              2004           2005           2004           2005
                                                            ---------      ---------      ---------      ---------
Net income ............................................     $  6,315       $  9,131       $ 20,878       $ 28,257
Unrealized gain on derivative instruments .............          280              -            836            246
Taxes on unrealized gain on derivatives ...............          (99)             -           (295)           (86)
Adjustment of fair value of securitized assets ........          421            150          1,744             80
Taxes on adjustment of fair value .....................         (148)           (53)          (615)           (26)
                                                            ---------      ---------      ---------      ---------
Total comprehensive income ............................     $  6,769       $  9,228       $ 22,548       $ 28,471
                                                            =========      =========      =========      =========

     During the three months ended October 31, 2005, Securitization income was reduced by $895,000 to reflect expected losses related to the increased number of bankruptcy filings received during the period as consumers filed for bankruptcy protection before the new bankruptcy law went into effect on October 17, 2005 and expected additional loan losses due to the impact of Hurricane Rita.

     During the three months ended July 31, 2005, the Company revised its assumption for credit losses to 3.0%, from 3.4%, to more closely reflect its expectation of future losses based on its historical loss experience over the past twelve months. This change had the impact of increasing the fair value of the Interests in securitized assets and had no impact on Income before income taxes. The Company's credit losses are computed net of all recoveries. Credit losses in the future will be impacted by the average age of the loans in the revolving loan pool, the economic environment in the regions we serve and the effectiveness of our loan underwriting and collection efforts. If the average age of the loans in the revolving loan pool increases, economic conditions in our markets decline or our underwriting or collection efforts become less effective, we would expect our estimate for credit losses to increase.

                                  CONN'S, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



3. SUPPLEMENTAL DISCLOSURE REGARDING MANAGED RECEIVABLES

    The following tables present quantitative information about the receivables portfolios managed by the Company (in thousands):


                                                  Total Principal Amount of      Principal Amount 60 Days
                                                        Receivables                or More Past Due (1)
                                                -----------------------------  --------------------------
                                                January 31,     October 31,    January 31,     October 31,
                                                   2005            2005            2005           2005
                                                ----------     -------------   -----------     ----------
Primary portfolio:
           Installment ..................        $328,042        $364,691        $ 16,636        $ 22,816
           Revolving ....................          30,210          38,294             867           1,242
                                                ---------      -------------   -----------     ----------
    Subtotal ............................         358,252         402,985          17,503          24,058
    Secondary portfolio:
           Installment ..................          70,448          87,612           5,640           9,341
                                                ---------      -------------   -----------     ----------
    Total receivables managed ...........         428,700         490,597          23,143          33,399
    Less receivables sold ...............         419,172         480,580          21,540          31,285
                                                ---------      -------------   -----------     ----------
    Receivables not sold ................           9,528          10,017        $  1,603        $  2,114
    Non-customer receivables ............          16,607          13,334      ===========     ==========
                                                ---------      -------------
           Total accounts receivable, net        $ 26,135        $ 23,351
                                                =========      =============

     The increased level of principal amounts 60 days or more past due is primarily a result of the Hurricanes that hit the Gulf Coast during August and September 2005 and is expected to be temporary in nature.


                                    Average Balances                Net Credit Losses(2)
                                 ------------------------        ------------------------
                                   Three Months Ended              Three Months Ended
                                       October 31,                      October 31,
                                 ------------------------        ------------------------
                                   2004            2005            2004            2005
                                 --------        --------        --------        --------
Primary portfolio:
      Installment .......        $301,182        $357,015
      Revolving .........          26,155          37,521
                                 --------        --------
Subtotal ................         327,337         394,536        $  2,572        $  2,609
Secondary portfolio:
      Installment .......          64,997          84,994             616             632
                                 --------        --------        --------        --------
Total receivables managed         392,334         479,530           3,188           3,241
Less receivables sold ...         382,875         469,586           2,859           3,074
                                 --------        --------        --------        --------
Receivables not sold ....        $  9,459        $  9,944        $    329        $    167
                                 ========        ========        ========        ========


                                    Average Balances                Net Credit Losses(2)
                                 ------------------------        ------------------------
                                    Nine Months Ended                Nine Months Ended
                                       October 31,                      October 31,
                                 ------------------------        ------------------------
                                   2004            2005            2004            2005
                                 --------        --------        --------        --------
Primary portfolio:
Primary portfolio:
      Installment .......        $286,752        $344,348
      Revolving .........          24,752          33,748
                                 --------        --------
Subtotal ................         311,504         378,096        $  7,562        $  8,348
Secondary portfolio:
      Installment .......          62,254          80,060           1,944           1,671
                                 --------        --------        --------        --------
Total receivables managed         373,758         458,156           9,506          10,019
Less receivables sold ...         364,336         448,513           8,508           9,610
                                 --------        --------        --------        --------
Receivables not sold ....        $  9,422        $  9,643        $    998        $    409
                                 ========        ========        ========        ========

(1) Amounts are based on end of period balances. The principal amount 60 days or more past due relative to total receivables managed is not necessarily indicative of relative balances expected at other times during the year due to seasonal fluctuations in delinquency,
(2) Amounts represent total loan loss provision, net of recoveries, on total receivables.

                                  CONN'S, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


4. FAIR VALUE OF DERIVATIVES

     The Company held interest rate swaps and collars with notional amounts totaling $20.0 million as of October 31, 2004, which expired on April 15, 2005, and were held for the purpose of hedging against variable interest rate risk, primarily related to cash flows from the Company's interest-only strip as well as variable rate debt.

     In fiscal 2004, hedge accounting was discontinued for the $20.0 million of swaps. In accordance with SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, at the time hedge accounting was discontinued, the Company began to recognize changes in fair value of the swaps as a reduction to interest expense and to amortize the amount of accumulated other comprehensive loss related to those derivatives as interest expense over the period that the forecasted transactions affected the consolidated statements of operations. During the three months ended October 31, 2004 and 2005, the Company reclassified $280,000 and $0, respectively, of losses previously recorded in accumulated other comprehensive income into the consolidated statements of operations and recorded $(263,000) and $0, respectively, of interest reductions in the consolidated statements of operations because of the change in fair value of the swaps. During the nine months ended October 31, 2004 and 2005, the Company reclassified $836,000 and $246,000, respectively, of losses previously recorded in accumulated other comprehensive income into the consolidated statements of operations and recorded $(884,000) and $(177,000), respectively, of interest reductions in the consolidated statements of operations because of the change in fair value of the swaps.

5. DEBT AND LETTERS OF CREDIT

    On October 31, 2005, the Company entered into a new, expanded bank credit facility with the same group of banks that had provided the previous credit arrangement. The new agreement expands the line of credit to $50 million, from $35 million, provides an accordion feature to allow further expansion of the facility to $90 million, under certain conditions, and extends the maturity date to November 1, 2010. Additionally, the facility provides sublimits of $8 million for a swingline line of credit, and $5 million for standby letters of credit. The new agreement also lowers the interest rate pricing on borrowings and provides less restrictive covenants, including the elimination of the borrowing base calculation.

    The Company utilizes unsecured letters of credit to secure a portion of the QSPE's asset-backed securitization program, deductibles under the Company's insurance programs and international product purchases. At January 31, 2005 and October 31, 2005, the Company had outstanding unsecured letters of credit of $12.1 million and $13.0 million, respectively. These letters of credit were issued under the three following facilities:

o The Company has a $5.0 million sublimit provided under its revolving line of credit for stand-by and import letters of credit. At October 31, 2005, $3.0 million of letters of credit were outstanding and callable at the option of the Company's insurance carrier if the Company does not honor its requirement to fund deductible amounts as billed under its insurance program.

o The Company has arranged for a $10.0 million stand-by letter of credit to provide assurance to the trustee of the asset-backed securitization program that funds collected by the Company, as the servicer, would be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year and expires in August 2006.

o The Company obtained a $1.5 million commitment for trade letters of credit to secure product purchases under an international arrangement. At October 31, 2005, there were no letters of credit outstanding under this commitment. The letter of credit commitment has a term of one year and expires in May 2006.

    The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which total $16.5 million as of October 31, 2005.

                                  CONN'S, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

    SERVICE MAINTENANCE AGREEMENT OBLIGATIONS. The Company sells service maintenance agreements under which it is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The typical term for these agreements is between 12 and 36 months. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sale and recorded in revenues in the statement of operations over the life of the agreements. The revenues deferred related to these agreements totaled $3.9 million and $3.7 million, respectively, as of January 31, 2005 and October 31, 2005, and are included on the face of the balance sheet in Deferred revenues and allowances.

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

          o    weather conditions in our markets;

          o both the short-term and long-term economic impacts of Hurricanes Katrina and Rita;

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

     We currently operate 56 retail locations in Texas and Louisiana, and have several other stores under development. We opened a 150,000 square-foot distribution center in the Dallas/Fort Worth market this quarter, which will help us serve that immediate market and will permit us to explore markets within a 200+ mile radius of Dallas/Fort Worth. We also converted our previous distribution center to a full-time service center, containing approximately 36,000 square feet.

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

 EXECUTIVE OVERVIEW

      This narrative is intended to provide an executive level overview of our operations for the three and nine months ended October 31, 2005. A detailed explanation of the changes in our operations for these periods as compared to the prior year is included beginning on page 18. As explained in that section, our pretax income for the quarter and the nine months ended October 31, 2005 increased approximately 49.8% and 36.8% respectively, primarily as a result of higher revenues and gross margin dollars, lower selling, general and administrative expenses as a percentage of revenues and lower interest expense. Some of the more specific issues that impacted our operating and pretax income are:

o    During the three months ended October 31, 2005, two hurricanes, Katrina and
     Rita,  hit  the  Gulf  Coast.  These  storms  significantly   impacted  our
     operations during the period by:

          o resulting in the temporary closing of our Louisiana, South East Texas, Corpus Christi and Houston stores and related distribution operations for limited periods of time,

          o positively impacting Net sales as customers in the affected areas replaced appliances and other household products damaged as a result of the storms,

          o disrupting credit collection efforts while we were displaced from our corporate headquarters as a result of Hurricane Rita, which caused what we believe is a short-term increase in the credit portfolio's delinquency statistics and resulted in a reduction of Finance charges and other and increase in Bad debt expense, and

          o    causing us to incur  expenses  related to the  relocation  of our
               corporate   office   functions  and  losses  related  to  damaged
               merchandise and facilities, net of insurance proceeds.

o Same store sales for the quarter grew 23.3% and for the nine months same store sales grew 14.4% over the same periods for the prior year. Same store sales benefited significantly from the effects of the hurricanes. Appliance sales accounted for the majority of the increase in total same stores sales, driven primarily by improved execution and effective sales promotions and partially by our customers' need to replace items damaged by the storms. We also achieved solid increases in electronics, furniture and lawn equipment during the quarter. We believe same store sales, adjusted for our estimate of the impact of the hurricanes, grew approximately 16% for the three months ended October 31, 2005.

o Our entry into the Dallas/Fort Worth and the South Texas markets had a positive impact on our revenues. Approximately $20.3 million and $50.2 million of our product sales increase for the quarter and nine months ended October 31, 2005, respectively, resulted from the opening of eleven new stores in these markets, since February 2004. Our plans provide for the opening of additional stores in existing markets during the balance of fiscal 2006 as we focus on opportunities in markets in which we have existing infrastructure.

o While deferred interest and "same as cash" plans continue to be an important part of our sales promotion plans, our improved execution and effective use of a variety of sales promotions, enabled us to reduce the level of deferred interest and "same as cash" plans that extend beyond one year, relative to gross product sales volume. For the three months and nine months ended October 31, 2005, $7.4 million and $25.3 million, respectively, in gross product sales were financed by extended deferred interest and "same as cash" plans. For the comparable periods in the prior year gross product sales financed by extended deferred interest and "same as cash" sales were $9.8 million and $21.5 million, respectively. These extended term promotional programs were not offered broadly until April, 2004. We expect to continue to offer this type of extended term promotional credit in the future.

o During the three month period ended October 31, 2005, pretax income was reduced by $1.0 million to reflect our estimate of expected losses due to increased delinquencies from Hurricane Rita and a temporary increase in bankruptcy filings. The increase in bankruptcy filings is as a result of the new bankruptcy law that took effect October 17, 2005, prompting consumers to file for bankruptcy protection before the new law went into effect. The $1.0 million charge to earnings reduced Finance charges and other by $895,000 and increased Bad debt expense by $105,000.

o Our gross margin for the quarter decreased from 37.0% to 35.7% for the three months ended October 31, 2005 when compared to the same period in the prior year, primarily as a result of a change in our revenue mix as Product sales grew faster than Service revenues and Finance charges and other. Also, reduced insurance sales penetration negatively impacted our gross margin. Our gross margin for the nine months decreased from 36.6% to 35.8% for the nine months ended October 31, 2005 when compared to the same period in the prior year, primarily due to reduced insurance commissions during the second and third quarters of fiscal year 2006 and a change in our revenue mix as Product sales grew faster than Service revenues and Finance charges and other.

o Operating margin, on the other hand, increased from 7.6% to 8.2% for the three months ended October 31, 2005 when compared to the same period in the prior year due in part to our ability to reduce Selling, general and administrative (SG&A) expenses as a percent of revenues. The reduced SG&A expenses as a percent of revenues also benefited the operating margin for the nine months ended October 31, 2005 which increased to 8.9% from 8.4% during the same period in the prior year. During the three months ended October 31, 2005, we decreased SG&A expense as a percent of revenues to 27.0% from 28.4% when compared to the prior year, primarily from decreases in payroll and payroll related expenses and net advertising expense as a percent of revenues. Partially offsetting these reductions were expenses incurred due to Hurricane Rita of approximately $822,000, net of estimated insurance proceeds, including expenses related to the temporary relocation of corporate office functions and losses related to damaged merchandise and facility damage. Additionally, our operating margin benefited from a decrease in the Provision for bad debts as a percent of revenues from 1.0% to 0.5%. The trends for the nine months ended October 31, 2005 are consistent with those discussed for the three months ended October 31, 2005.

OPERATIONAL CHANGES AND RESULTING OUTLOOK

      During the quarter, we opened two new stores in the Dallas/Fort Worth market and one in Harlingen, Texas. Additionally, we opened a new store in San Antonio, Texas during November 2005. We continue to be satisfied with the results in the Dallas/Fort Worth market and continue to expand the number of stores in that market. We added additional distribution capability during the quarter by opening our 150,000 square foot distribution center in Dallas, and increased our service center in Dallas by converting our previous distribution center to a full time service center. Our new Harlingen store now joins a store in McAllen, Texas, opened in early September 2004, forming our South Texas market, We believe that this market is substantially underserved and provides great growth potential for our company. We have several other locations in Texas and Louisiana that we believe are promising and are in various stages of development for opening either later this year or the next. We also continue to look at other markets, including neighboring states for opportunities.

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


APPLICATION OF CRITICAL ACCOUNTING POLICIES

     In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as "critical accounting estimates." We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of October 31, 2005.

     TRANSFERS OF FINANCIAL ASSETS. We transfer customer receivables to the QSPE that issues asset-backed securities to third party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES. As we transfer the accounts, we record an asset representing the interest only strip which is the difference between the interest earned on customer accounts and the cost associated with financing and servicing the transferred accounts, including a provision for bad debts associated with the transferred accounts (on a revolving pool basis) discounted to a market rate of interest. The gain or loss recognized on these transactions is based on our best estimates of key assumptions, including forecasted credit losses based on actual portfolio experience over the past twelve months, payment rates, forward yield curves, costs of servicing the accounts and appropriate discount rates. The use of different estimates or assumptions could produce different financial results. For example, if we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), our interest in securitized assets would have been reduced by $4.5 million as of October 31, 2005, which may have an adverse effect on earnings. We recognize income from our interest in these transferred accounts as gains on the transfer of the asset, interest income and servicing fees. This income is recorded as Finance charges and other in our consolidated statements of operations. If the assumption used for estimating credit losses were changed by 0.5% from 3.0% to 3.5%, the impact to recorded Finance charges and other would have been a reduction in revenues and pretax income of $1.9 million.

     DEFERRED TAX ASSETS. We have significant net deferred tax assets (approximately $8.2 million as of October 31, 2005), which are subject to periodic recoverability assessments. Realization of our net deferred tax assets may be dependent upon our ability to offset reversals against prior taxable income, changes in tax rates or our future taxable income. Changes in these assumptions, if any, may require material adjustments to these deferred tax asset balances. For example, if we had assumed that the future tax rate at which these deferred items would reverse was 34.5% rather than 35.1%, we would have reduced the net deferred tax asset account and net income by approximately $140,000.

     INTANGIBLE ASSETS. We have significant intangible assets related primarily to goodwill and the costs of obtaining various loans and funding sources. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. We test for potential impairment of goodwill annually based on judgments regarding ongoing profitability and cash flow of the underlying assets. Our testing includes using judgments to estimate the separate operations of our insurance agency and secondary credit portfolio, including allocations for interest, overhead and taxes. Once these separate operations have been estimated, we apply a multiple of earnings based on existing market conditions and estimated operating cash flow and compare the resulting estimated entity values to the recorded goodwill. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believe is impaired. Our goodwill balance at October 31, 2005 was $9.6 million.

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

     REVENUE RECOGNITION. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell service maintenance renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. The amount of service maintenance agreement revenue deferred at October 31, 2005 and January 31, 2005 was $3.7 million and $3.9 million, respectively, and is included in Deferred revenues and allowances in the accompanying balance sheets.

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

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:



                                                         Three Months Ended           Nine Months Ended
                                                             October 31,                October 31,
                                                       -------------------------  -----------------------
                                                           2004         2005         2004         2005
                                                       ------------- -----------  ------------  ---------
Revenues:
   Product sales ..................................         78.9%        81.0%        79.5%        80.4%
   Service maintenance agreement commissions (net)           4.1          4.3          4.2          4.5
   Service revenues ...............................          3.6          3.0          3.5          3.0
                                                           -----        -----        -----        -----
     Total net sales ..............................         86.6         88.3         87.2         87.9
   Finance charges and other ......................         13.4         11.7         12.8         12.1
                                                           -----        -----        -----        -----
          Total revenues ..........................        100.0        100.0        100.0        100.0
Costs and expenses:
Cost of goods sold, including warehousing
   and occupancy cost .............................         62.1         63.5         62.6         63.4
Cost of parts sold, including warehousing
   and occupancy cost .............................          0.9          0.8          0.8          0.8
   Selling, general and administrative expense ....         28.4         27.0         27.2         26.4
   Provision for bad debts ........................          1.0          0.5          1.0          0.5
                                                           -----        -----        -----        -----
          Total costs and expenses ................         92.4         91.8         91.6         91.1
                                                           -----        -----        -----        -----
   Operating income ...............................          7.6          8.2          8.4          8.9
   Interest expense, net ..........................          0.4          0.1          0.4          0.1
                                                           -----        -----        -----        -----
   Income before minority interest and income taxes          7.2          8.1          8.0          8.8
   Minority interest in limited partnership .......          0.1          0.0          0.1          0.0
                                                           -----        -----        -----        -----
   Income before income taxes .....................          7.1          8.1          7.9          8.8
   Provision for income taxes .....................          2.3          2.8          2.7          3.1
                                                           -----        -----        -----        -----
   Net income .....................................          4.8%         5.3%         5.2%         5.7%
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

THREE MONTHS ENDED OCTOBER 31, 2005 COMPARED TO THREE MONTHS
ENDED OCTOBER 31, 2004

     REVENUES. Total revenues increased by $40.4 million, or 30.4%, from $132.9 million for the three months ended October 31, 2004 to $173.3 million for the three months ended October 31, 2005. The increase was attributable to increases in net sales of $37.9 million, or 33.0%, and $2.5 million, or 13.8%, in finance charges and other revenue.

     The $37.9 million increase in net sales was made up of the following:

o a $24.9 million same store sales increase of 23.3%. Appliance sales accounted for the majority of the increase and were driven in large part by our customers' need to replace items damaged as a result of Hurricanes Katrina and Rita. After adjusting for our estimate of the impact of the storms, we believe same store sales increased approximately 16%, with appliance, electronics, furniture and lawn and garden sales being the biggest contributors. As a result of changes in the commission structure on our third-party service maintenance agreement (SMA) contracts, during the three months ended October 31, 2005, we began realizing the benefit of increased front-end commissions on SMA sales, which increased net sales $777,000, (offsetting this increase is a decrease in retrospective commissions which is reflected in Finance charges and other);

o an $12.6 million increase generated by nine retail locations that were not open for three consecutive months in each period, net of reductions related to the closing of one location;

o a $99,000 increase resulted from a decrease in discounts on promotional credit sales; and

o    a $304,000 increase resulted from an increase in service revenues.

     The components of the $37.9 million increase in net sales, were a $35.5 million increase in product sales and a $2.4 million net increase in service maintenance agreement commissions and service revenues. The $35.5 million increase in product sales resulted from the following:

o approximately $30.3 million was attributable to increases in unit sales, due to increased appliances, consumer electronics, furniture and track sales, and

o approximately $5.2 million was attributable to increases in unit price points. The price point impact was driven by consumers selecting higher priced appliance products, including high-efficiency washers and dryers and stainless kitchen appliances, and higher prices on appliances in general.

         The following table presents the makeup of net sales by product category in each quarter, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

                                                          Three Months Ended October 31,
                                             -----------------------------------------------------
                                                       2004                          2005
                                             -----------------------       -----------------------      Percent
                Category                       Amount       Percent          Amount       Percent       Increase
                                             ----------    ---------       ----------    ---------     ---------
Major home appliances ...................    $  40,233        35.0 %       $  62,073        40.5 %         54.3 % (1)
Consumer electronics ....................       35,814        31.1            41,629        27.2           16.2   (2)
Track ...................................       18,928        16.4            21,514        14.0           13.7   (2)
Delivery ................................        1,777         1.6             2,561         1.7           44.1   (3)
Lawn and garden .........................        2,632         2.3             4,702         3.1           78.6   (4)
Bedding .................................        2,872         2.5             3,305         2.2           15.1   (2)
Furniture ...............................        1,878         1.6             3,731         2.4           98.7   (5)
Other ...................................          735         0.6               890         0.6           21.1   (2)
                                             ----------    ---------       ----------    ---------
     Total product sales ................      104,869        91.1           140,405        91.7           33.9
Service maintenance agreement
  commissions ...........................        5,399         4.7             7,506         4.9           39.0
Service revenues ........................        4,853         4.2             5,157         3.4            6.3
                                             ----------    ---------       ----------    ---------
     Total net sales ....................    $ 115,121       100.0 %       $ 153,068       100.0 %         33.0 %
                                             ==========    =========       ==========    =========

(1) In addition to strong overall sales growth, appliance sales benefited from our customers' needs after the hurricanes.
(2) These increases are consistent with overall increase in product sales and improved unit prices.
(3)  This increase is due primarily to the increase in total product sales.
(4) A delayed selling season due to extremely dry weather during the prior quarter contributed to this increase.
(5) This increase is due to the increased emphasis on the sales of furniture, primarily sofas, recliners and entertainment centers, and new product lines added to this category.

     Revenue from Finance charges and other increased by approximately $2.5 million, or 13.8%, from $17.8 million for the three months ended October 31, 2004 to $20.3 million for the three months ended October 31, 2005. This increase in revenue resulted primarily from increases in securitization income of $3.4 million, net of a $0.7 million decrease in service maintenance agreement retrospective commissions. The securitization income increases are attributable to higher product sales and increases in our retained interest in assets transferred to the QSPE, due primarily to increases in the transferred balances. Partially offsetting the securitization income increases was a reduction of $895,000 for estimated losses resulting from increased bankruptcy filings by our customers prior to October 17, 2005, the effective date of the new bankruptcy law and our estimate of expected additional loan losses due to the impact of Hurricane Rita. During the quarter ended July 31, 2005, we changed our process related to selling credit insurance on promotional credit programs resulting in a decline in insurance sales penetration in the current quarter. We believe this reduced penetration level to be short term and ultimately expect this change to result in increased insurance commission revenues.

     COST OF GOODS SOLD. Cost of goods sold, including warehousing and occupancy cost, increased by $27.5 million, or 33.3%, from $82.5 million for the three months ended October 31, 2004 to $110.0 million for the three months ended October 31, 2005. This increase was generally consistent with the 33.9% increase in net product sales during the three months ended October 31, 2005. Cost of products sold was 78.7% of net product sales in the quarter ended October 31, 2004 and 78.4% in the quarter ended October 31, 2005.

     COST OF PARTS SOLD. Cost of parts sold, including warehousing and occupancy cost, increased approximately $176,000, or 15.2%, for the three months ended October 31, 2005 as compared to the three months ended October 31, 2004, due to increases in parts sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. While Selling, general and administrative expense increased by $9.2 million, or 24.2%, from $37.7 million for the three months ended October 31, 2004 to $46.9 million for the three months ended October 31, 2005, it decreased as a percentage of total revenue from 28.4% to 27.0%. The decrease in expense as a percentage of total revenues resulted primarily from decreased payroll and payroll related expenses and net advertising expense, as a percent of revenues, that were partially offset by higher expenses incurred due to Hurricane Rita of approximately $822,000, net of estimated insurance proceeds, including expenses related to the temporary relocation of the corporate office functions and losses related to damaged merchandise and facility damage.

     PROVISION FOR BAD DEBTS. The provision for bad debts on receivables retained by the Company and not transferred to the QSPE and other non-credit portfolio receivables decreased by $444,000, or 32.3%, during the three months ended October 31, 2005 as compared to the three months ended October 31, 2004, primarily as a result of changes in the loss history and provision adjustments, based on favorable loss experience during the last twelve months, and revised loss allocations between receivables retained by us and those transferred to the QSPE, which were offset in Finance charges and other. Partially offsetting the bad debt expense decrease on receivables retained by the Company and not transferred to the QSPE and other non-credit portfolio receivables was a charge of $105,000 for estimated losses resulting from increased bankruptcy filings by our customers prior to October 17, 2005, the effective date of the new bankruptcy law and expected additional loan losses due to the impact of Hurricane Rita on our customers. See Note 3 to the financial statements for information regarding the performance of the credit portfolio.

     INTEREST EXPENSE, NET. Net interest expense decreased by $541,000, or 88.0%, from $615,000 for the three months ended October 31, 2004 to $74,000 for the three months ended October 31, 2005. The net decrease in interest expense was attributable to the following factors:

o    expiration   of  $20.0   million  in  our  interest  rate  hedges  and  the
     discontinuation of hedge accounting for derivatives resulted in a net decrease in interest expense of approximately $291,000; and

o the deconsolidation of SRDS (previously consolidated as a VIE according to FIN 46) resulted in a decrease of interest expense of $215,000,

The remaining decrease in interest expense of $35,000 resulted from lower average outstanding debt balances and higher interest income from invested funds.

     MINORITY INTEREST. As a result of FIN 46, for the quarter ended October 31, 2004, we eliminated the pretax operating profit contributed from the consolidation of SRDS through the minority interest line item in our consolidated statement of operations (see Note 1 of Notes to the Financial Statements).

     PROVISION FOR INCOME TAXES. The provision for income taxes increased by $1.8 million, or 60.4%, from $3.1 million for the three months ended October 31, 2004 to $4.9 million for the three months ended October 31, 2005, which is higher than the increase in pretax income of 49.8%. The effective tax rate rose to 35.1% in the current quarter from 32.7% in the prior year due to adjustments of previous tax provisions and refunds received in the prior year.

     NET INCOME. As a result of the above factors, Net income increased $2.8 million, or 44.6%, from $6.3 million for the three months ended October 31, 2004 to $9.1 million for the three months ended October 31, 2005.

NINE MONTHS ENDED  OCTOBER 31, 2005  COMPARED TO NINE MONTHS  ENDED  OCTOBER 31,
2004

     REVENUES. Total revenues increased by $91.4 million, or 22.6%, from $404.4 million for the nine months ended October 31, 2004 to $495.8 million for the nine months ended October 31, 2005. The increase was attributable to increases in net sales of $83.3 million, or 23.6%, and $8.1 million, or 15.6%, in finance charges and other revenue.

     The $83.3 million increase in net sales was made up of the following:

o a $46.6 million increase resulted from a same store sales increase of 14.4%. Appliance sales accounted for the majority of the increase and were significantly impacted by our customers' need to replace items damaged as a result of Hurricanes Katrina and Rita. After adjusting for our estimate of the impact of the storms, we believe same store sales increased approximately 12%, with appliance, electronics, track and furniture sales being the biggest contributors,

o a $36.2 million increase generated by eleven retail locations that were not open for nine consecutive months in each period, net of reductions related to the closing of one location,

o a $568,000 decrease resulted from an increase in discounts on promotional credit sales, and

o    a $1.1 million increase resulted from an increase in service revenues.

     The components of the $83.3 million increase in net sales were a $76.9 million increase in product sales and a $6.4 million net increase in service maintenance agreement commissions and service revenues. The $76.9 million increase in product sales resulted from the following:

o approximately $54.7 million was attributable to increases in unit sales, due to increased appliances, track, furniture, and consumer electronics sales, and

o approximately $22.2 million was attributable to increases in unit price points. The price point impact was driven primarily by:

               o    consumers  selecting  higher  priced  consumer   electronics
                    products, as the new technology becomes more affordable;
               o    consumers   selecting  higher  priced  appliance   products,
                    including high-efficiency washers and dryers and stainless kitchen appliances, and
               o    higher prices on appliances in general.

         The following table presents the makeup of net sales by product category in each quarter, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

                                                         Nine Months Ended October 31,
                                           ----------------------------------------------------------
                                                     2004                         2005
                                           ---------------------------- -----------------------------
                                                                                                         Percent
                 Category                     Amount         Percent       Amount         Percent        Increase
                                           --------------  ------------ --------------  -------------  ------------
Major home appliances ...................       $127,041          36.1%      $162,195           37.2%        27.7%  (1)
Consumer electronics ....................        106,128          30.1        125,011           28.7         17.8   (2)
Track ...................................         55,612          15.8         66,168           15.2         19.0   (2)
Delivery ................................          5,562           1.5          6,899            1.6         24.0   (2)
Lawn and garden .........................         12,684           3.6         15,764            3.6         24.3   (2)
Bedding .................................          7,737           2.2          9,308            2.1         20.3   (2)
Furniture ...............................          4,678           1.3         10,498            2.4        124.4   (3)
Other ...................................          2,235           0.6          2,704            0.6         21.0   (2)
                                           --------------  ------------ --------------  -------------
     Total product sales ................        321,677          91.2        398,547           91.4         23.9
Service maintenance agreement
  commissions ...........................         16,835           4.8         22,238            5.1         32.1
Service revenues ........................         14,002           4.0         15,066            3.5          7.6
                                           --------------  ------------ --------------  -------------
     Total net sales ....................       $352,514         100.0%      $435,851          100.0%        23.6%
                                           ==============  ============ ==============  =============



(1) In addition to strong overall sales growth, appliance sales benefited from our customers' needs after the hurricanes.
(2) These increases are consistent with overall increase in product sales and improved unit prices.
(3) This increase is due to the increased emphasis on the sales of furniture, primarily sofas, recliners and entertainment centers, and new product lines added to this category.

     Revenue from Finance charges and other increased by approximately $8.1 million, or 15.6%, from $51.9 million for the nine months ended October 31, 2004 to $60.0 million for the nine months ended October 31, 2005. This increase in revenue resulted primarily from increases in securitization income of $8.4 million, net of decreases in insurance commissions and other revenues of $287,000. The increase in securitization income is attributable to higher product sales and increases in our retained interest in assets transferred to the QSPE, due primarily to increases in the transferred balances. Partially offsetting the securitization income increases was a reduction of $895,000 for estimated losses resulting from increased bankruptcy filings by our customers prior to October 17, 2005, the effective date of the new bankruptcy law and our estimate of expected additional loan losses due to the impact of Hurricane Rita.

     COST OF GOODS SOLD. Cost of goods sold, including warehousing and occupancy cost, increased by $61.5 million, or 24.3%, from $253.0 million for the nine months ended October 31, 2004 to $314.5 million for the nine months ended October 31, 2005. This increase was generally consistent with the 23.9% increase in net product sales during the nine months ended October 31, 2005. Cost of products sold was 78.7% of net product sales in the nine months ended October 31, 2004 and 78.9% in the nine months ended October 31, 2005.

     COST OF PARTS SOLD. Cost of parts sold, including warehousing and occupancy cost, increased approximately $442,000, or 13.2%, for the nine months ended October 31, 2005 as compared to the nine months ended October 31, 2004, due to increases in parts sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. While Selling, general and administrative expense increased by $21.0 million, or 19.0%, from $110.1 million for the nine months ended October 31, 2004 to $131.1 million for the nine months ended October 31, 2005, it decreased as a percentage of total revenue from 27.2% to 26.4%. The decrease in expense as a percentage of total revenues resulted primarily from decreased payroll and payroll related expenses and net advertising expense, as a percent of revenues, that were partially offset by higher expenses incurred due to Hurricane Rita of approximately $822,000, net of estimated insurance proceeds, including expenses related to relocation of the corporate office functions and losses related to damaged merchandise and facility damage.

     PROVISION FOR BAD DEBTS. The provision for bad debts on receivables retained by the Company and not transferred to the QSPE and other non-credit portfolio receivables decreased by $1.5 million, or 37.2%, during the nine months ended October 31, 2005 as compared to the nine months ended October 31, 2004, primarily as a result of changes in the loss history and provision adjustments based on favorable loss experience during the last twelve months, and revised loss allocations between receivables retained by us and those transferred to the QSPE, which were offset in Finance charges and other. Partially offsetting the bad debt expense decrease was a charge of $105,000 for estimated losses resulting from increased bankruptcy filings by our customers prior to October 17, 2005, the effective date of the new bankruptcy law and expected additional loan losses due to the impact of Hurricane Rita on our customers. See Note 3 to the financial statements for information regarding the performance of the credit portfolio.

     INTEREST EXPENSE, NET. Net interest expense decreased by $1.3 million, or 72.4%, from $1.8 million for the nine months ended October 31, 2004 to $488,000 for the nine months ended October 31, 2005. The net decrease in interest expense was attributable to the following factors:

o    expiration   of  $20.0   million  in  our  interest  rate  hedges  and  the
     discontinuation of hedge accounting for derivatives resulted in a net decrease in interest expense of approximately $576,000; and

o the deconsolidation of SRDS (previously consolidated as a VIE according to FIN 46) resulted in a decrease of interest expense of $645,000,

The remaining decrease in interest expense of $48,000 resulted from lower average outstanding debt balances and higher interest income from invested funds.

     MINORITY INTEREST. As a result of FIN 46, for the quarter ended October 31, 2004, we eliminated the pretax operating profit contributed from the consolidation of SRDS through the minority interest line item in our consolidated statement of operations (see Note 1 of Notes to the Financial Statements).

     PROVISION FOR INCOME TAXES. The provision for income taxes increased by $4.3 million, or 39.6%, from $10.9 million for the nine months ended October 31, 2004 to $15.2 million for the nine months ended October 31, 2005, consistent with the increase in pretax income of 36.8%.

     NET INCOME. As a result of the above factors, Net income increased $7.4 million, or 35.3%, from $20.9 million for the nine months ended October 31, 2004 to $28.3 million for the nine months ended October 31, 2005.

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

     As of October 31, 2005, we had approximately $28.8 million in excess cash, the majority of which was made available due to the deferral of accounts payable and federal income and employment taxes due to Hurricane Rita. These deferred payables are expected to be paid in the next four months. In addition to the excess cash we had $47.0 million under the revolving line of credit, net of standby letters of credit issued, and $8.0 million under our unsecured bank line of credit available to us for general corporate purposes, $10.6 million under extended vendor terms for purchases of inventory and $90.0 million in commitments available for the transfer of receivables to our QSPE.

    On October 31, 2005, we entered into a new, expanded bank credit facility with the same group of banks that had provided the previous credit arrangement. The new agreement expands the line of credit to $50 million, from $35 million, provides an accordion feature to allow further expansion of the facility to $90 million, under certain conditions, and extends the maturity date to November 1, 2010. Additionally, the facility provides sublimits of $8 million for a swingline line of credit for faster advances on borrowing requests, and $5 million for standby letters of credit. The new agreement also lowers the interest rate pricing on borrowings and provides less restrictive covenants, including the elimination of the borrowing base calculation.

    A summary of the significant financial covenants that govern our bank credit facility compared to our actual compliance status at October 31, 2005, is presented below:

                                                                                                         Required
                                                                                                         Minimum/
                                                                                      Actual             Maximum
                                                                                 ------------------ -------------------
Debt service coverage ratio must exceed required minimum                           4.11 to 1.00        2.00 to 1.00
Total adjusted leverage ratio must be lower than required maximum                  1.67 to 1.00        3.00 to 1.00
Consolidated net worth must exceed required minimum                                $223.6 million     $132.8 million
Charge-off ratio must be lower than required maximum                               0.02 to 1.00        0.06 to 1.00
Extension ratio must be lower than required maximum                                0.03 to 1.00        0.05 to 1.00
Thirty-day delinquency ratio must be lower than required maximum                   0.09 to 1.00        0.13 to 1.00

Note: All terms in the above table are defined by the bank credit facility and may or may not agree directly to the financial statement captions in this document.

     We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and the QSPE's asset-backed securitization facilities. Based on our current operating plans, we believe that cash generated from operations, available borrowings under our bank credit facility and unsecured credit line, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and access to the unfunded portion of the variable funding portion of the QSPE's asset-backed securitization program will be sufficient to fund our operations, store expansion and updating activities and capital programs through at least January 31, 2007. However, there are several factors that could decrease cash provided by operating activities, including:

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

     During the nine months ended October 31, 2005, net cash provided by operating activities increased $51.3 million from $597,000 million provided in the 2004 period to $51.9 million provided in the 2005 period. The net increase in cash provided from operations resulted primarily from increased net income, a smaller increase in the retained interest in the asset backed securitization program, the timing of payments of accounts payable and federal income and employment tax payments. The increase in operating cash flows due to changes in accounts payable was driven by increased purchases during October in anticipation of the holiday selling season and, due to Hurricane Rita, we were able to obtain extended payment terms from several of our vendors. Operating cash flows have been positively impacted by federal income and employment tax payment deadlines after Hurricane Rita being deferred until February 28, 2006. We believe that the available balances under our bank credit facility and asset-backed securitization program are sufficient to fund the increase in receivables or any increase in credit enhancement that we expect through the end of fiscal 2007.

     As noted above, we offer promotional credit programs to certain customers that provide for "same as cash" interest free periods of varying terms, generally three, six, or 12 months; in fiscal year 2005 we increased these terms to include 18 or 24 months that are eligible to be partially funded through our asset-backed securitization program. In the second quarter of fiscal 2005, we began offering deferred interest programs with 36-month terms. In the second quarter of fiscal 2006, we began offering deferred interest programs with 24-month terms. The three, six, 12, 18, 24 and 36 month "same as cash" promotional accounts and deferred interest program accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30.0% of eligible securitized receivables. If we exceed this 30.0% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period. The percentage of eligible securitized receivables represented by promotional receivables was 20.8% as of October 31, 2005. At October 31, 2004, this percentage, computed on a consistent basis with the October 31, 2005 calculation, would have been 20.9%. The weighted average promotional period was
12.9 months and 12.4 months for promotional receivables outstanding as of October 31, 2004 and 2005, respectively. The weighted average remaining term on those same promotional receivables was 9.0 months and 7.7 months, respectively. While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables, we receive less income as a result of a reduced net interest margin used in the calculation of the gain on the sale of receivables. As a result, the existence of the interest free extended payment terms negatively impacts the gains as compared to other receivables.

     Net cash used by investing activities increased by $200,000, from $13.9 million for the nine months ended October 31, 2004 to $14.1 million for the nine months ended October 31, 2005. The increase in cash used in investing activities resulted primarily from a decrease in the proceeds from sales of property and equipment of $1.0 million, net of a decrease of $850,000 for purchases of property and equipment. The cash expended for property and equipment was used primarily for construction of new stores and the reformatting of existing stores to better support our current product mix. Based on current plans, we expect to increase expenditures for property and equipment in the balance of fiscal 2006 as we open additional stores.

     Net cash from financing activities decreased by $19.0 million from $10.4 million for the nine months ended October 31, 2004 to ($8.6) million for the nine months ended October 31, 2005. The increase in cash used by financing activities resulted primarily from increases in payments on various debt instruments of $10.6 million, as opposed to borrowings in the prior year of $9.6 million. Partially offsetting the use of cash was increased proceeds from stock issued under employee benefit plans.

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

     At October 31, 2005, the issuer had issued two series of notes and bonds: a Series A variable funding note in the amount of $250 million purchased by Three Pillars Funding LLC and three classes of Series B bonds in the aggregate amount of $200 million, of which $8.0 million was required to be placed in a restricted cash account for the benefit of the bondholders. If the net portfolio yield, as defined by the Series B agreements, falls below 5.0%, then the issuer may be required to fund a cash reserve in addition to the $8.0 million restricted cash account. At October 31, 2005, the net portfolio yield for purposes of this requirement was 10.3%. Private institutional investors, primarily insurance companies, purchased the Series B bonds at a weighted fixed rate of 5.1%.

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

     The Series A variable funding note permits the issuer to borrow funds up to $250 million to purchase receivables from us, thereby functioning as a "basket" to accumulate receivables. When issuer borrowings under the Series A variable funding note approach $250 million, the issuer intends to request an increase in the Series A amount or issue a new series of bonds and use the proceeds to pay down the then outstanding balance of the Series A variable funding note, so that the basket will once again become available to accumulate new receivables. As of October 31, 2005, borrowings under the Series A variable funding note were $160.0 million.

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

     A summary of the significant financial covenants that govern the Series A variable funding note compared to actual compliance status at October 31, 2005, is presented below:

                                                                                   Required
                                                                                   Minimum/
                                                                Actual             Maximum
                                                            ----------------- -------------------
Issuer interest must exceed required minimum                $47.6 million       $44.4 million
Gross loss rate must be lower than required maximum              2.7%               10.0%
Net portfolio yield must exceed required minimum                10.3%                2.0%
Payment rate must exceed required minimum                        6.9%                3.0%


Note: All terms in the above table are defined by the asset backed credit facility and may or may not agree directly to the financial statement captions in this document.

     Events of default under the Series A variable funding note and the Series B bonds, subject to grace periods and notice provisions in some circumstances, include, among others: failure of the issuer to pay principal, interest or fees; violation by the issuer of any of its covenants or agreements; inaccuracy of any representation or warranty made by the issuer; certain servicer defaults; failure of the trustee to have a valid and perfected first priority security interest in the collateral; default under or acceleration of certain other indebtedness; bankruptcy and insolvency events; failure to maintain certain loss ratios and portfolio yield; change of control provisions and certain other events pertaining to us. The issuer's obligations under the program are secured by the receivables and proceeds. Due to delays as a result of our temporary displacement from our corporate headquarters as a result of Hurricane Rita, the Company and the Noteholders executed an amendment to the Servicing Agreement changing the filing date of the required Accountant's Report on Agreed Upon Procedures to December 15, 2005.

                               [GRAPHIC OMITTED]

            [SEE SUPPLEMENTAL PDF OF SECURITIZATION FACILITIES CHART]


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rates under our bank credit facility (as executed October 31, 2005) are variable and are determined, at our option, as the base rate, which is the greater of prime rate or federal funds rate plus 0.50% plus the base rate margin, which ranges from 0.00% to 0.50%, or LIBOR plus the LIBOR margin, which ranges from 0.75% to 1.75%. Accordingly, changes in the prime rate, the federal funds rate or LIBOR, which are affected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, our bank credit facility. We are also exposed to interest rate risk associated with our interest only strip and the subordinated securities we receive from our sales of receivables to the QSPE.

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

ITEM 4.  CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                          CONN'S, INC.

                          By: /S/ DAVID L. ROGERS
                              -----------------------------------
                              David L. Rogers
                              Chief Financial Officer
                              (PRINCIPAL  FINANCIAL  OFFICER AND
                              DULY  AUTHORIZED  TO
                              SIGN THIS REPORT ON BEHALF OF
                              THE REGISTRANT)

Date: December 1, 2005

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


3.1.1 Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit
         3.1.1 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004).

3.2 Bylaws of Conn's, Inc. (incorporated herein by reference to Exhibit 3.2 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).


3.2.1 Amendment to the Bylaws of Conn's, Inc. (incorporated herein by reference to Exhibit 3.2.1 to Conn's Form 10-Q for the quarterly period ended July 31, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004).

4.1      Specimen  of  certificate  for shares of Conn's,  Inc.'s  common  stock
         (incorporated herein by reference to Exhibit 4.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).

10.1 Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

10.1.1 Amendment to the Conn's, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Conn's Form 10-Q for the quarterly period ended July 31, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004).t

10.1.2   Form of Stock  Option  Agreement  (incorporated  herein by reference to
         Exhibit 10.1.2 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).t

10.2 2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)as filed with the Securities and Exchange Commission on September 23, 2003).t

10.2.1   Form of Stock  Option  Agreement  (incorporated  herein by reference to
         Exhibit 10.2.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).t

10.3     Employee  Stock  Purchase  Plan  (incorporated  herein by  reference to
         Exhibit 10.3 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

10.4 Conn's 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to Conn's, Inc. registration statement on Form S-1
         (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

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

10.6.1 First Renewal of Lease dated November 24, 2004, by and between American National Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 8550-A Market Street, Houston, Texas (incorporated herein by reference to Exhibit 10.6.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).

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

10.9 Credit Agreement dated October 31, 2005, by and among Conn Appliances, Inc. and the Borrowers thereunder, the Lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of
         America, N.A., as Syndication Agent, and SunTrust Bank, as Documentation Agent.

10.9.1 Letter of Credit Agreement dated November 12, 2004 by and between Conn Appliances, Inc. and CAI Credit 10.9.1 Insurance Agency, Inc., the financial institutions listed on the signature pages thereto, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 99.2 to Conn's Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on November 17, 2004).

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

10.11.1 First Supplemental Indenture dated October 29, 2004 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National
         Association,  as Trustee  (incorporated  herein by reference to Exhibit
         99.1 to Conn's, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on November 4, 2004).

10.12 Series 2002-A Supplement to Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.12.1 Amendment to Series 2002-A Supplement dated March 28, 2003, by and between Conn Funding II, L.P. as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).

10.12.2 Amendment No. 2 to Series 2002-A Supplement dated July 1, 2004, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12.2 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).

10.13 Series 2002-B Supplement to Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.13 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.13.1 Amendment to Series 2002-B Supplement dated March 28, 2003, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.13.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).

10.14 Servicing Agreement dated September 1, 2002, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.14.1 First Amendment to Servicing Agreement dated June 24, 2005, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.1 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2005).

10.14.2 Second Amendment to Servicing Agreement dated November 28, 2005, by and among Conn Funding II, L.P., as 10.14.2 Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee.

10.15 Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.15 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).t

10.15.1 First Amendment to Executive Employment Agreement between Conn's, Inc. and Thomas J. Frank, Sr., Approved by the stockholders May 26, 2005 (incorporated herein by reference to Exhibit 10.15.1 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2005). t

10.16 Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

10.17 2006 Bonus Program (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on April 4, 2005).t

10.18    Description  of   Compensation   Payable  to   Non-Employee   Directors
         (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on June 2, 2005).t

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