Form 10-K
period 2006-01-31
CONNS INC
filed 2006-03-30
CIK 1223389

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                  Annual Report Pursuant to Section l3 or l5(d)
                     of the Securities Exchange Act of l934

For the fiscal year ended January 31, 2006      Commission File Number 000-50421

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

                                 (409) 832-1696
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section l2(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                     Common Stock, Par Value $0.01 Per Share

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One): Large accelerated filer [ ] Accelerated filer [x]
Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 29, 2005 was approximately $180,604,464 based on the closing price of the registrant's common stock as reported on the NASDAQ National Market.

     There were 23,571,564 shares of common stock, $0.01 par value per share, outstanding on March 27, 2006.

                      DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 2006 (incorporated herein by reference in Part
III).

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
                                     ------

ITEM 1.  BUSINESS..............................................................1

ITEM 1A. RISK FACTORS.........................................................17

ITEM 1B. UNRESOLVED STAFF COMMENTS............................................24

ITEM 2.  PROPERTIES...........................................................25

ITEM 3.  LEGAL PROCEEDINGS....................................................25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................25


                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.................26

ITEM 6.  SELECTED FINANCIAL DATA..............................................27

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.....................................................28

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........48

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................49

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE......................................................75

ITEM 9A. CONTROLS AND PROCEDURES..............................................75

ITEM 9B. OTHER INFORMATION....................................................75


                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................76

ITEM 11. EXECUTIVE COMPENSATION...............................................76

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS...............................................76

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................76

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................76



                                     PART IV
                                     -------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...........................77

SIGNATURES....................................................................78

EXHIBIT INDEX.................................................................79

                                     PART I

ITEM 1. BUSINESS.

      Unless the context indicates otherwise, references to "we," "us," and "our" refer to the consolidated business operations of Conn's, Inc. and all of its direct and indirect subsidiaries, limited liability companies and limited partnerships.

Overview

      We are a specialty retailer of home appliances and consumer electronics. We sell major home appliances including refrigerators, freezers, washers, dryers and ranges, and a variety of consumer electronics including projection, plasma and LCD televisions, camcorders, DVD players and home theater products. We also sell home office equipment, lawn and garden equipment, mattresses and furniture and we continue to introduce additional product categories for the home and for consumer entertainment, such as MP3's, to help increase same store sales and to respond to our customers' product needs. We offer over 1,100 product items, or SKUs, at good-better-best price points representing such national brands as General Electric, Whirlpool, Frigidaire, Maytag, LG, Mitsubishi, Samsung, Sony, Toshiba, Serta, Hewlett Packard and Compaq. Based on revenue in 2004, we were the 12th largest retailer of home appliances in the United States. Additionally, historically we are the second or third leading retailer of home appliances in terms of market share in the majority of our established markets. Likewise, in the home entertainment product categories in which we compete, we rank third or fourth in market share in the majority of our established markets.

      We began as a small plumbing and heating business in 1890. We began selling home appliances to the retail market in 1937 through one store located in Beaumont, Texas. We opened our second store in 1959 and have since grown to 56 stores.

      We have been known for providing excellent customer service for over 115 years. We believe that our customer-focused business strategies make us an attractive alternative to appliance and electronics superstores, department stores and other national, regional and local retailers. We strive to provide our customers with:

      o     a high level of customer service;

      o     highly trained and knowledgeable sales personnel;

      o a broad range of competitively priced, customer-driven, brand name products;

      o flexible financing alternatives through our proprietary credit programs;

      o     same day and next day delivery capabilities; and

      o     outstanding product repair service.

      We believe that these strategies drive repeat purchases and enable us to generate substantial brand name recognition and customer loyalty. During fiscal 2006, approximately 62% of our credit customers, based on the number of invoices written, were repeat customers.

      In 1994, we realigned and added to our management team, enhanced our infrastructure and refined our operating strategy to position ourselves for future growth. From fiscal 1994 to fiscal 1999, we selectively grew our store base from 21 to 26 stores while improving operating margins from 5.2% to 8.7%. Since fiscal 1999, we have generated significant growth in our number of stores, revenue and profitability. Specifically:

      o we have grown from 26 stores to 56 stores, an increase of over 115%, with several more stores currently under development;

      o total revenues have grown by 200% at a compounded annual rate of 17.0% from $234.5 million in fiscal 1999, to $702.4 million in fiscal 2006;

      o net income from continuing operations has grown by 360% at a compounded annual rate of 24.7% from $8.8 million in fiscal 1999 to $41.2 million in fiscal 2006; and

      o our same store sales growth from fiscal 1999 through fiscal 2006 has averaged 9.2%; it was 16.9% for fiscal 2006. See additional discussion about same store sales under Managements Discussion and Analysis of Financial Condition and Results of Operations.

      Our principal executives offices are located at 3295 College Street, Beaumont, Texas 77701. Our telephone number is (409) 832-1696, and our corporate website is www.conns.com. We do not intend for information contained on our website to be part of this Form 10-K.

Corporate Reorganization

      We were formed as a Delaware corporation in January 2003 with an initial capitalization of $1,000 to become the holding company of Conn Appliances, Inc., a Texas corporation. Prior to the completion of our initial public offering (the "IPO") in November 2003, we had no operations. As a result of the IPO, Conn Appliances, Inc. became our wholly-owned subsidiary and the common and preferred stockholders of Conn Appliances, Inc. exchanged their common and preferred stock on a one-for-one basis for the common and preferred stock of Conn's, Inc. Immediately after the IPO, all preferred stock and accumulated dividends were redeemed, either through the payment of cash or through the conversion of preferred stock to common stock.

Industry Overview

      The home appliance and consumer electronics industry includes major home appliances, small appliances, home office equipment and software, projection, plasma and LCD televisions, and audio, video and portable electronics. Sellers of home appliances and consumer electronics include large appliance and electronics superstores, national chains, small regional chains, single-store operators, appliance and consumer electronics departments of selected department and discount stores and home improvement centers.

      Based on data published in Twice, This Week in Consumer Electronics, a weekly magazine dedicated to the home appliances and consumer electronics industry in the United States, the top 100 major appliance retailers reported sales of approximately $22.1 billion in 2004, up approximately 10.0% from reported sales in 2003 of approximately $20.1 billion. The retail appliance market is large and concentrated among a few major dealers. Sears has been the leader in the retail appliance market, with a market share of the top 100 retailers of approximately 39% in 2004, down from approximately 42% in 2003. Lowe's and Home Depot held the second and third place positions, respectively, in national market share in 2004.

      As measured by Twice, the top 100 consumer electronics retailers in the United States reported equipment and software sales of $96.7 billion in 2004, a 7.9% increase from the $89.6 billion reported in 2003. According to the Consumer Electronics Association, or CEA, total industry manufacturer sales of consumer electronics products in the United States, including imports, are projected to exceed $109 billion by 2007. The consumer electronics market is highly fragmented. We estimate, based on data provided in Twice, that the two largest consumer electronics superstore chains together accounted for less than 28% of the total electronics sales attributable to the 100 largest retailers in 2004. New entrants in both the home appliances and consumer electronics industries have been successful in gaining market share by offering similar product selections at lower prices.

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

      Technological advancements and the introduction of new products have largely driven growth in the consumer electronics market. Recently, industry growth has been fueled primarily by the introduction of products that incorporate digital technology, such as portable and traditional DVD players, digital cameras and camcorders, digital stereo receivers, satellite technology, MP3 products and high definition flat panel and projection televisions. Digital products offer significant advantages over their analog counterparts, including better clarity and quality of video and audio, durability of recording and compatibility with computers. Due to these advantages, we believe that digital technology will continue to drive industry growth as consumers replace their analog products with digital products. We believe the following product advancements will continue to fuel growth in the consumer electronics industry and that they offer us the potential for significant sales growth:

      o Digital Television (DTV and High Definition TV). The Federal Communications Commission has set a hard date of February 17, 2009 for all commercial television stations to transition from broadcasting analog signals to digital signals. The Yankee Group, a communications and networking research and consulting firm, estimates that by the year 2007, HDTV signals will be in nearly 41.6 million, or 40%, of homes in the United States. This represents a compounded annual growth rate of 17.1% from the estimated 18.9 million homes receiving digital cable at the end of 2002. To view a digital transmission, consumers will need either a digital television or a set-top box converter capable of converting the digital broadcast for viewing on an analog set. According to the CEA, DTV unit sales are expected to grow from 12.0 million units in 2005 to 15.8 million units in 2006, representing an annual growth rate of 32.5%. We believe the high clarity digital flat panel televisions in both liquid crystal display (LCD), and plasma formats has increased the quality and sophistication of these entertainment products and will be a key driver of digital television growth as more digital and high definition content is made available either through traditional distribution methods or through emerging content delivery systems. As prices continue to drop on such products, they become increasingly attractive to larger and more diverse group of consumers.

      o Digital Versatile Disc (DVD). According to the CEA, the DVD player has become the fastest growing consumer electronics product in history. First introduced in March 1997, DVD players are currently in 80% of U.S. homes. We believe newer technology based on the DVD delivery system, such as high definition DVD, "blu-ray", and portable players will continue to drive consumer interest in this entertainment category.

      o Portable electronics. Compressed-music portables, represented most notably by the Apple "iPod", enjoy significant growth, and accounted for 84.5% of total dollar sales in battery-operated music portables in 2005 according to the CEA as reported in TWICE magazine. Apple shipped more than 14 million units of the iPod in the quarter ended December 31, 2005 as compared to 4.6 million in the prior year period.

Business Strategy

      Our objective is to be the leading specialty retailer of home appliances and consumer electronics in each of our markets. We strive to achieve this objective through a continuing focus on superior execution in five key areas: merchandising, consumer credit, distribution, product service and training. Successful execution in each area relies on the following strategies:

      o Providing a high level of customer service. We endeavor to maintain a very high level of customer service as a key component of our culture, which has resulted in average customer satisfaction levels of approximately 91% over the past three years. We measure customer satisfaction on the sales floor, in our delivery operation and in our service department by sending survey cards to all customers to whom we have delivered or installed a product or made a service call. Our customer service resolution department attempts to address all customer complaints within 48 hours of receipt.

      o Developing and retaining highly trained and knowledgeable sales personnel. We require all sales personnel to specialize in home appliances, consumer electronics or "track" products. Some of our sales associates qualify in more than one specialty. Track products include small appliances, computers, camcorders, DVD players, cameras, MP3 players and telephones that are sold within the interior of a large colorful track that circles the interior floor of our stores. This specialized approach allows the sales person to focus on specific product categories and become an expert in selling and using products in those categories. New sales personnel must complete an intensive two-week classroom training program conducted at our corporate office and an additional week of on-the-job training riding in a delivery and a service truck to observe how we serve our customers after the sale is made.

      o Offering a broad range of customer-driven, brand name products. We offer a comprehensive selection of high-quality, brand name merchandise to our customers at guaranteed low prices. Consistent with our good-better-best merchandising strategy, we offer a wide range of product selections from entry-level models through high-end models. We maintain strong relationships with approximately 50 manufacturers and distributors that enable us to offer over 1,100 SKUs to our customers. Our principal suppliers include General

            Electric, Whirlpool, Frigidaire, Maytag, LG, Mitsubishi, Samsung, Sony, Toshiba, Serta, Poulan, Weedeater, American Yard Products, Hewlett Packard and Compaq. To facilitate our responsiveness to customer demand, we use our prototype store, located near our corporate offices in Beaumont, Texas, to test the sales process of all new products and obtain customers' reactions to new display formats before introducing these products and display formats to our other stores.


      o Offering flexible financing alternatives through our proprietary credit programs. In the last three years, we financed, on average, approximately 57% of our retail sales through our internal credit programs. We believe our credit programs expand our potential customer base, increase our sales revenue and enhance customer loyalty by providing our customers immediate access to financing alternatives that our competitors typically do not offer. Our credit department makes all credit decisions internally, entirely independent of our sales personnel. We provide special consideration to the customer's credit history with us. Before extending credit, we match our loss experience by product category with the customer's credit worthiness to determine down payment amounts and other credit terms. This facilitates product sales while keeping our credit risk within an acceptable range. Approximately 58% of customers who have active credit accounts with us take advantage of our in-store payment option and come to our stores each month to make their payments, which we believe results in additional sales to these customers. Through our predictive dialing program, we contact customers with past due accounts daily and attempt to work with them to collect payments in times of financial difficulty or periods of economic downturn. Our credit decisions and collections process enabled us to achieve a 2.9% net loss ratio in fiscal 2004, a 2.4% net loss ratio in fiscal 2005 and a 2.5% net loss ratio in fiscal 2006 on the credit portfolio that we service for a Qualifying Special Purpose Entity or QSPE.

      o Maintaining same day and next day distribution capabilities. We maintain four regional distribution centers and three other related facilities that cover all of the major markets in which we operate. These facilities are part of a sophisticated inventory management system that also includes a fleet of approximately 130 transfer and delivery vehicles that service all of our markets. Our distribution operations enable us to deliver products on the day of, or the day after, the sale to approximately 95% of our customers.

      o Providing outstanding product repair service. We service every product that we sell, and we service only the products that we sell. In this way, we can assure our customers that they will receive our service technicians' exclusive attention to their product repair needs. All of our service centers are authorized factory service facilities that provide trained technicians to offer in-home diagnostic and repair service as well as on-site service and repairs for products that cannot be repaired in the customer's home.

Store Development and Growth Strategy

      In addition to executing our business strategy, we intend to continue to achieve profitable, controlled growth by increasing same store sales, opening new stores and updating, expanding or relocating our existing stores.

      o Increasing same store sales. We plan to continue to increase our same store sales by:

            o     continuing to offer quality products at competitive prices;

            o re-merchandising our product offerings in response to changes in consumer demand;

            o     adding new merchandise to our existing product lines;

            o     training our sales personnel to increase sales closing rates;

            o     updating our stores on a three-year rotating basis;

            o     continuing   to  promote   sales  of  computers   and  smaller
                  electronics within the interior track area of our stores, including the expansion of high margin accessory items;

            o continuing to provide a high level of customer service in sales, delivery and servicing of our products; and

            o increasing sales of our merchandise, finance products, service maintenance agreements and credit insurance through direct mail and in-store credit promotion programs.

      o Opening new stores. We intend to take advantage of our reliable infrastructure and proven store model to continue the pace of our new store openings by opening six to eight new stores in fiscal 2007. This infrastructure includes our proprietary management information systems, training processes, distribution network, merchandising capabilities, supplier relationships and centralized credit approval and collection processes. We intend to expand our store base in existing, adjacent and new markets, as follows:

            o Existing and adjacent markets. We intend to increase our market presence by opening new stores in our existing markets, in adjacent markets and in new markets as we identify the need and opportunity. New store openings in these locations will allow us to maximize opportunity in those markets and leverage our existing distribution network, advertising presence, brand name recognition and reputation.

            o New markets. In fiscal 2006, we opened another new store in South Texas in Harlingen and continued to open new stores in our Dallas/Fort Worth and San Antonio markets. We have identified several new markets that meet our criteria for site selection, including East Texas and central Louisiana around Shreveport, Monroe and Alexandria, southern Oklahoma and southwest Arkansas. We intend to consider these new markets, as well as others, over the next several fiscal years. We intend to first address markets in states in which we currently operate. We expect that this new store growth will include major metropolitan markets in both Texas and Louisiana. We have also identified a number of smaller markets within Texas and Louisiana in which we expect to explore new store opportunities. Our long-term growth plans include markets in other areas of significant population density within neighboring states.

      o Updating, expanding or relocating existing stores. Over the last three years, we have updated, expanded or relocated most of our stores. We have implemented our larger prototype store model at all locations at which the market demands support such store size, and where available physical space would accommodate the required design changes. As we continue to add new stores or replace existing stores, we intend to modify our floor plan to include this new model as we perceive market support. We continuously evaluate our existing and potential sites to ensure our stores are in the best possible locations and relocate stores that are not properly positioned. We typically lease rather than purchase our stores to retain the flexibility of subleasing a location if we later decide that the store is performing below our standards or the market would be better served by a relocation. After updating, expanding or relocating a store, we expect to increase same store sales at those stores.


            The addition of new stores has played, and we believe will continue to play, a significant role in our continued growth and success. We currently operate 56 retail stores located in Texas and Louisiana. We opened three stores in fiscal 2004; and we opened six stores in each of fiscal 2005 and fiscal 2006. We also closed one clearance store in one of our markets in fiscal 2005. We plan to continue our store development program by opening an additional six to eight new stores, or an approximately 10% increase, per year and continue to update a portion of our existing stores each year. We believe that continuing our strategies of updating existing stores, growing our store base and locating our stores in desirable geographic markets are essential for our future success.

Customers

            We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer accounts for more than 10% of our total revenues; in fact, no single customer accounted for more than $500,000 (less than 0.1%) of our total revenue of $702.4 million during the year ended January 31, 2006.

Products and Merchandising

      Product Categories. Each of our stores sells five major categories of products: major home appliances, consumer electronics, computers and peripheral equipment, delivery and installation services and other household products, including lawn and garden equipment and mattresses. The following table, which has been adjusted from previous filings to ensure comparability, presents a summary of net sales by major product category, service maintenance agreement commissions and service revenues, for the years ended January 31, 2004, 2005, and 2006:

                                                         Years Ended January 31,
                              ------------------------------------------------------------------------------
                                         2004                      2005                       2006
                              ------------------------   ------------------------   ------------------------
                                Amount          %           Amount         %           Amount          %
                              -----------   ----------   -----------   ----------   -----------   ----------
                                                          (dollars in thousands)
Major home appliances ........$  159,401         36.2%   $  168,962         34.2%   $  223,651         36.0%
Consumer electronics .........   139,417         31.6       154,880         31.3       186,679         30.1
Track ........................    70,031         15.9        85,644         17.3       100,154         16.1
Delivery .....................     6,726          1.5         7,605          1.5         9,870          1.6
Lawn and garden ..............    11,505          2.6        13,710          2.8        17,083          2.8
Bedding ......................     6,441          1.5        10,262          2.1        13,126          2.1
Furniture ....................     5,712          1.3         7,182          1.5        15,313          2.5
Other ........................     3,346          0.8         3,315          0.7         4,001          0.6
                              -----------   ----------   -----------   ----------   -----------   ----------
   Total product sales .......   402,579         91.3       451,560         91.4       569,877         91.8
Service maintenance agreement
  commissions ................    20,074          4.6        23,950          4.8        30,583          4.9
Service revenues .............    18,265          4.1        18,725          3.8        20,278          3.3
                              -----------   ----------   -----------   ----------   -----------   ----------
   Total net sales ...........$  440,918        100.0%   $  494,235        100.0%   $  620,738        100.0%
                              ===========   ==========   ===========   ==========   ===========   ==========


      Within these major product categories (excluding service maintenance agreements, service revenues and delivery and installation), we offer our customers over 1,100 SKUs in a wide range of price points. Most of these products are manufactured by brand name companies, including General Electric, Whirlpool, Frigidaire, Maytag, LG, Mitsubishi, Samsung, Sony, Hitachi, Toshiba, Serta, Hewlett Packard and Compaq. As part of our good-better-best merchandising strategy, our customers are able to choose from products ranging from low-end to mid- to high-end models in each of our key product categories, as follows:


   Category                     Products                   Selected Brands
   --------                     --------                   ---------------

Major appliances        Refrigerators, freezers,      General Electric,
                        washers, dryers, ranges,      Frigidaire, Whirlpool,
                        dishwashers, air              Maytag, LG, KitchenAid,
                        conditioners and vacuum       Sharp, Samsung, Friedrich,
                        cleaners                      Roper, Hoover and Eureka

Consumer electronics    Projection, plasma, LCD and   Mitsubishi, Sony, Toshiba,
                        DLP televisions, and home     Samsung, Sanyo, JVC,
                        theater systems               Hitachi, Yamaha, Apple and
                                                      Fujifilm

Track                   Computers, computer           Hewlett Packard, Compaq,
                        peripherals, VCRs,            Sony
                        camcorders, digital
                        cameras, DVD players,
                        audio components, compact
                        disc players, speakers and
                        portable electronics (e.g.
                        iPods)

Other                   Lawn and garden, furniture    Poulan, Husqvarna, Toro,
                        and mattresses                Weedeater, Ashley and
                                                      Serta

      Purchasing. We purchase products from over 100 manufacturers and distributors. Our agreements with these manufacturers and distributors typically cover a one or two year time period, are renewable at the option of the parties and are terminable upon 30 days written notice by either party. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal 2006, 60.6% of our total inventory purchases were from six vendors, including 17.0%, 12.2% and 11.4% of our total inventory from Frigidaire, Whirlpool and Sony respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. We have no indication that any of our suppliers will discontinue selling us merchandise. We have not experienced significant difficulty in maintaining adequate sources of merchandise, and we generally expect that adequate sources of merchandise will continue to exist for the types of products we sell.

      Merchandising Strategy. We focus on providing a comprehensive selection of high-quality merchandise to appeal to a broad range of potential customers. Consistent with our good-better-best merchandising strategy, we offer a wide range of product selections from entry-level models through high-end models. We primarily sell brand name warranted merchandise. Our established relationships with major appliance and electronic vendors and our affiliation with NATM, a major buying group, give us purchasing power that allows us to offer custom-featured appliances and electronics and provides us a competitive selling advantage over other independent retailers. We use our prototype store, located near our corporate offices in Beaumont, Texas, to test the sale of all new products and obtain customers' reactions to new display formats before introducing these products and display formats to our other stores. As part of our merchandising strategy, we operate clearance centers, either as stand-alone units or incorporated within one of our retail stores, in our Houston, San Antonio and Dallas markets to help sell damaged, used or discontinued
merchandise. We have recently redesigned our approach to the merchandising of our "track" products to provide consumer-friendly point of sale transactions that take place within a track area located in the interior of our store. We believe that this focused approach to creating consumer awareness and ease of purchase of our track products will help increase same store sales.

      Pricing. We emphasize competitive pricing on all of our products and maintain a low price guarantee that is valid in all markets from 10 to 30 days after the sale, depending on the product. At most of our stores, to print an invoice that contains pricing other than the price maintained within our computer system, sales personnel must call a special "hotline" number at the corporate office for approval. Personnel staffing this hotline number are familiar with competitor pricing and are authorized to make price adjustments to fulfill our low price guarantee when a customer presents acceptable proof of the competitor's lower price. This centralized function also allows us to maintain control of pricing and to store and retrieve pricing data of our competitors.

Customer Service

      We focus on customer service as a key component of our strategy. We believe our same day or next day delivery option, which is not offered by most of our competitors, is one of the keys to our success. Additionally, we attempt to answer and resolve all customer complaints within 48 hours of receipt. We track customer complaints by individual salesperson, delivery person and service technician. We send out over 36,000 customer satisfaction survey cards each month covering all deliveries and service calls. Based upon a response rate from our customers of approximately 15%, we consistently report an average customer satisfaction level of approximately 91%.

Store Operations

      Stores. At the end of fiscal 2006 we operated 56 retail and clearance stores located in Texas and Louisiana. The following table illustrates our markets, the number of freestanding and strip mall stores in each market and the calendar year in which we opened our first store in each market:

                                                                Number of Stores
                                                               ------------------   First
Market                                                           Stand    Strip     Store
                                                                 Alone     Mall     Opened
-------------------------------------------------------------- --------- -------- ----------
Houston ......................................................     8       10          1983
San Antonio/Austin ...........................................     6        7          1994
Golden Triangle (Beaumont, Port Arthur and Orange,
    Texas and Lake Charles, Louisiana) .......................     1        4          1937
Baton Rouge/Lafayette ........................................     1        4          1975
Corpus Christi ...............................................     1        0          2002
Dallas/Fort Worth ............................................     1       11          2003
South Texas ..................................................     1        1          2004
                                                               --------- --------
Total ........................................................    19       37
                                                               ========= ========


      Our stores have an average selling space of approximately 21,100 square feet, plus a rear storage area averaging approximately 6,000 square feet for fast-moving or smaller products that customers prefer to carry out rather than wait for in-home delivery. Two of our stores are clearance centers for discontinued product models and damaged merchandise, returns and repossessed product located in our Houston and Dallas markets and contain 28,800 square feet of combined selling space. All stores are open from 10:00 a.m. to 9:00 p.m. Monday through Friday, from 9:00 a.m. to 9:00 p.m. on Saturday, and from 11:00 a.m. to 7:00 p.m. on Sunday. We also offer extended store hours during the holiday selling season.

      Approximately 66% of our stores are located in strip shopping centers and regional malls, with the balance being stand-alone buildings in "power centers" of big box consumer retail stores. All of our locations have parking available immediately adjacent to the store's front entrance. Our storefronts have a distinctive front that guides the customer to the entrance of the store. Inside the store, a large colorful tile track circles the interior floor of the store. One side of the track leads the customer to major appliances, while the other side of the track leads the customer to a large display of television and projection television products. The inside of the track contains various home office and consumer electronic products such as computers, printers, DVD players, camcorders, digital cameras and MP3 players. We are continually refining our approach to merchandising of our track products, and in fiscal 2006 expanded our small kitchen appliance assortment, introduced musical products and expanded our offering of seasonal products. Mattresses, furniture and lawn and garden equipment displays occupy the rear of the sales floor. To reach the cashier's desk at the center of the track area, our customers must walk past our products. We believe this increases sales to customers who have purchased products from us on credit in the past and who return to our stores to make their monthly credit payments.

      We have updated most of our stores in the last three years. We expect to continue to update our stores as needed to address each store's specific needs. All of our updated stores, as well as our new stores, include modern interior selling spaces featuring attractive signage and display areas specifically designed for each major product type. Our prototype store for future expansion has from 25,000 to 30,000 square feet of retail selling space, which is approximately 20% more than the average size of our existing stores and a rear storage area of between 5,000 and 7,000 square feet. Our investment to update a store has averaged approximately $220,000 per store over the past three years, and as a result of the updating, we expect to increase same store sales at those stores. Over the last three years, we have invested approximately $7.8 million updating, refurbishing or relocating our existing stores.

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

      Store Economics. We lease 50 of our 56 current store locations, with an average monthly rent of $18,800. Our average per store investment for the 12 new stores we have opened in the last two years was approximately $1.5 million, including leasehold improvements, fixtures and equipment and inventory (net of accounts payable). For these new stores, the net sales per store have averaged $0.7 million per month.

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

      Personnel and Compensation. We staff a typical store with a store manager, an assistant manager, an average of 23 sales personnel and other support staff including cashiers and/or porters based on store size and location. Managers have an average tenure with us of approximately seven years and typically have prior sales floor experience. In addition to store managers, we have seven district managers that generally oversee from six to eight stores in each market. Our district managers generally have five to fifteen years of sales experience and report to our vice president of store operations, who has over twenty years of sales experience.

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

      We attempt to identify store manager candidates early in their careers with us and place them in a defined program of training. They generally first attend our in-house training program, which provides guidance and direction for the development of managerial and supervisory skills. They then attend an external Dale Carnegie certified management course that helps solidify their management knowledge and builds upon their internal training. After completion of these training programs, manager candidates work as assistant managers for six to twelve months and are then allowed to manage one of our smaller stores, where they are supervised closely by the store's district manager. We give new managers an opportunity to operate larger stores as they become more proficient in their management skills. Each store manager attends mandatory training sessions on a monthly basis and also attends bi-weekly sales training meetings where participants receive and discuss new product information.

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

      Our website, www.conns.com, offers information about our selection of products and provides useful information to the consumer on pricing, features and benefits for each product and required corporate governance information. Our website also allows the customers residing in the markets in which we operate retail locations to apply and be considered for credit, to see our special on-line promotional items and to make purchases on-line through the use of approved credit cards. The website currently averages approximately 5,040 visits per day from potential and existing customers and during fiscal 2006, was the source of approximately 80,400 credit applications. The website is linked to a call center, allowing us to better assist customers with their credit and product needs.

Distribution and Inventory Management

      We typically locate our stores in close proximity of our five regional distribution centers located in Houston, San Antonio, Dallas and Beaumont, Texas and Lafayette, Louisiana and smaller cross-dock facilities in Austin and Harlingen, Texas. This enables us to deliver products to our customers quickly, reduces inventory requirements at the individual stores and facilitates regionalized inventory and accounting controls.

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

      We maintain a fleet of tractors and trailers that allow us to move products from market to market and from distribution centers to stores. Our fleet of home delivery vehicles enables our highly-trained delivery and installation specialists to quickly complete the sales process, enhancing customer service. We receive a delivery fee based on their choice of same day or next day delivery. Additionally, we are able to complete deliveries to our customers on the same day as, or the day after the sale for approximately 95% of our customers who have requested delivery.

Finance Operations

      General. We sell our products for cash or for payment through major credit cards, which we treat as cash sales. We also offer our customers several financing alternatives through our proprietary credit programs. In the last three fiscal years, we financed, on average, approximately 57% of our retail sales through one of our two credit programs. We offer our customers a choice of installment payment plans and revolving credit plans through our primary credit portfolio. We also offer an installment program through our secondary credit portfolio to a limited number of customers who do not qualify for credit under our primary credit portfolio. The following table shows our product sales and gross service maintenance agreements sales, excluding returns and allowances and service revenues, by method of payment for the periods indicated.

                                                      Years Ended January 31,
                              -----------------------------------------------------------------------
                                   2004                    2005                    2006
                              ----------------------  ----------------------  -----------------------
                                Amount        %         Amount        %         Amount         %
                              ----------  ----------  ----------  ----------  ----------  -----------
                                                      (dollars in thousands)
Cash and other credit cards ..$ 198,765        47.0%  $ 193,753        40.8%  $ 254,047         42.3%
Primary credit portfolio:
   Installment ...............  182,802        43.3     225,369        47.4     263,667         43.9
   Revolving .................   16,627         3.9      20,663         4.3      30,697          5.1
Secondary credit portfolio ...   24,459         5.8      35,725         7.5      52,049          8.7
                              ----------  ----------  ----------  ----------  ----------  -----------
   Total .....................$ 422,653       100.0%  $ 475,510       100.0%  $ 600,460        100.0%
                              ==========  ==========  ==========  ==========  ==========  ===========


      Credit Approval. Our credit programs are operated by our centralized credit department staff, completely independent of sales personnel. As part of our centralized credit approval process, we have developed a proprietary standardized scoring model that provides preliminary credit decisions, including down payment amounts and credit terms, based on both customer and product risk. We developed this model with data analysis by Equifax(R) to correlate the product category of a customer purchase with the default probability. Although we rely on this program to approve automatically some credit applications from customers for whom we have previous credit experience, over 92.8% of our credit decisions are based on evaluation of the customer's creditworthiness by a qualified credit grader. As of January 31, 2006, we employed approximately 400 full-time and part-time employees who focus on credit approval and collections. These employees are highly trained to follow our strict methodology in approving credit, collecting our accounts, and charging off any uncollectible accounts based on pre-determined aging criteria.

      A significant part of our ability to control delinquency and charge-off rates is tied to the relatively high level of down payments that we require and the purchase money security interest that we obtain in the product financed, which reduce our credit risk and increase our customers' willingness to meet their future obligations. We require the customer to provide proof of credit property insurance coverage to offset potential losses relating to theft or damage of the product financed.

      Installment accounts are paid over a specified period of time with set monthly payments. Revolving accounts provide customers with a specified amount which the customer may borrow, repay and re-borrow so long as the credit limit is not exceeded. Most of our installment accounts provide for payment over 12 to 36 months, and for those accounts paid in full during fiscal 2006, the average account was outstanding for approximately 13 to 15 months. Our revolving accounts were outstanding approximately 12 to 17 months for those accounts paid in full during fiscal 2006. During fiscal 2006, approximately 7.2% of the applications approved under the primary program were handled automatically through our computer system based on previous credit history with us. We automatically send the application of any new credit customer or any customer seeking additional credit where there has been a past delinquency or performance problem to an experienced, in-house credit grader.

      We created our secondary credit portfolio program to meet the needs of those customers who do not qualify for credit under our primary program. If we cannot approve a customer's application for credit under our primary portfolio, we automatically send the application to the credit staff of our secondary portfolio for further consideration. We offer only the installment program to these customers, and we grant credit to these consumers under stricter underwriting criteria, including higher down payments. An experienced, in-house credit grader administers the credit approval process. Most of the installment accounts approved under this program provide for repayment over 12 to 36 months, and for those accounts paid in full during fiscal 2006, the average account was outstanding for approximately 13 to 15 months.

      The following two tables present, for comparison purposes, information regarding our two credit portfolios.

                                                         Primary Portfolio (1)
                                                 ------------------------------------
                                                        Years Ended January 31,
                                                 ------------------------------------
                                                    2004         2005         2006
                                                 ----------   ----------   ----------
                                               (total outstanding balance in thousands)
      Total outstanding balance (period end) ....$ 293,909    $ 358,252    $ 421,649
      Average outstanding customer balance ......$   1,189    $   1,268    $   1,284
      Number of active accounts (period end) ....  247,151      282,533      328,402
      Total applications processed (2) ..........  499,755      567,352      684,674
      Percent of retail sales financed ..........     47.2%        51.7%        49.0%
      Total applications approved ...............     59.3%        56.4%        52.8%
      Average down payment ......................      8.6%         7.4%         7.6%
      Average interest spread (3) ...............     12.2%        12.7%        12.0%



                                                         Secondary Portfolio
                                                 ------------------------------------
                                                       Years Ended January 31,
                                                 ------------------------------------
                                                    2004         2005         2006
                                                 ----------   ----------   ----------
                                               (total outstanding balance in thousands)
      Total outstanding balance (period end) ....$  55,561    $  70,448    $  98,072
      Average outstanding customer balance ......$   1,057    $   1,040    $   1,128
      Number of active accounts (period end) ....   52,566       67,718       86,936
      Total applications processed (2) ..........  192,228      238,605      314,698
      Percent of retail sales financed ..........      5.8%         7.5%         8.7%
      Total applications approved ...............     26.9%        33.3%        34.1%
      Average down payment ......................     27.7%        27.2%        26.4%
      Average interest spread (3) ...............     13.0%        14.0%        14.1%

-----------------
(1)   The Primary Portfolio consists of owned and sold receivables.
(2) Unapproved credit applications in the primary portfolio are automatically referred to the secondary portfolio.
(3) Difference between the average interest rate yield on the portfolio and the average cost of funds under the program plus the allocated interest related to funds required to finance the credit enhancement portion of the portfolio. Also reflects the loss of interest income resulting from interest free promotional programs.

      Credit Quality. We enter into securitization transactions to sell our retail receivables to a qualifying special purpose entity or QSPE, which we formed for this purpose. After the sale, we continue to service these receivables under a contract with the QSPE. We closely monitor these credit portfolios to identify delinquent accounts early and dedicate resources to contacting customers concerning past due accounts. We believe that our local presence, ability to work with customers and flexible financing alternatives contribute to the historically low charge-off rates on these portfolios. In addition, our customers have the opportunity to make their monthly payments in our stores, and approximately 58% of our active credit accounts did so at some time during the last 12 months. We believe that these factors help us maintain a relationship with the customer that keeps losses low while encouraging repeat purchases.

      Our follow-up collection activities involve a combination of centralized efforts that take place in our corporate office and outside collection efforts that involve a visit by one of our credit counselors to the customer's home. We maintain a sophisticated predictive dialer system and letter campaign that helps us contact between 20,000 and 25,000 delinquent customers daily. We also maintain a very experienced skip-trace department that utilizes current technology to locate customers who have moved and left no forwarding address. Our outside collectors provide an on-site contact with the customer to assist in the collection process or, if needed, to actually repossess the product in the event of non-payment. Repossessions are made when it is clear that the customer is unwilling to establish a reasonable payment process. Our legal department represents us in bankruptcy proceedings and filing of delinquency judgment claims and helps handle any legal issues associated with the collection process.

      Generally, we deem an account to be uncollectible and charge it off if the account is 120 days or more past due and has not had a payment in the last seven months. Over the last 36 months, we have recovered approximately 19% of charged-off amounts through our collection activities. The income that we realize from our interest in securitized receivables depends on a number of factors, including expected credit losses. Therefore, it is to our advantage to maintain a low delinquency rate and loss ratio on these credit portfolios.

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

      The following table reflects the performance of our two credit portfolios, net of unearned interest.

                                                                 Primary Portfolio (1)            Secondary Portfolio
                                                            -------------------------------   ----------------------------
                                                                Years Ended January 31,         Years Ended January 31,
                                                            -------------------------------   ----------------------------
                                                               2004       2005      2006        2004      2005      2006
                                                            ---------  ---------  ---------   --------  --------  --------
                                                                (dollars in thousands)           (dollars in thousands)
                                                            $293,909   $358,252   $421,649    $55,561   $70,448   $98,072
Average total outstanding balance ..........................$271,659   $323,108   $387,464    $54,988   $64,484   $86,461
Account balances over 60 days old (period end) .............$ 13,484   $ 17,503   $ 26,029    $ 4,783   $ 5,640   $ 9,508
Percent of balances over 60 days old to total
  outstanding (period end) (2) .............................     4.6%       4.9%       6.2%       8.6%      8.0%      9.7%
Allowance for doubtful accounts (period end) ...............$  9,534   $ 10,168   $ 11,464    $ 2,224   $ 2,089   $ 2,348
Percent allowance for doubtful accounts to total
  outstanding (period end) .................................     3.2%       2.8%       2.7%       4.0%      3.0%      2.4%
Bad debt write-offs (net of recoveries) ....................$  7,905   $  7,601   $ 10,225    $ 1,499   $ 1,604   $ 1,915
Percent of write-offs (net) to average outstanding (3) .....     2.9%       2.4%       2.6%       2.7%      2.5%      2.2%

------------------------------------------------------
(1)   The Primary Portfolio consists of owned and sold receivables.
(2) At January 31, 2006, the percent of balances over 60 days old was elevated due to the impact of Hurricanes Katrina and Rita. See additional discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.
(3) The fiscal year ended January 31, 2005, includes the benefit of new information received during the year, which impacted the realization of sales tax credits on prior year write-offs.

      The following table presents information regarding the growth of our combined credit portfolios, including unearned interest.

                                                            Years Ended January 31,
                                                    ----------------------------------------
                                                        2004         2005            2006
                                                    -----------   -----------    -----------
                                                            (dollars in thousands)
      Beginning balance ............................$  362,076    $  418,702     $  514,204
      New receivables financed .....................   331,849       423,935        495,553
      Revolving finance charges ....................     4,354         3,926          3,858
      Returns on account ...........................    (6,860)      (10,670)        (5,397)
      Collections on account .......................  (263,313)     (312,484)      (375,342)
      Accounts charged off .........................   (11,934)      (11,825)       (14,392)
      Recoveries of charge-offs ....................     2,530         2,620          2,252
                                                    -----------   -----------    -----------
      Ending balance ...............................   418,702       514,204        620,736
      Less unearned interest at end of period ......   (69,232)      (85,504)      (101,015)
                                                    -----------   -----------    -----------
      Total portfolio, net .........................$  349,470    $  428,700     $  519,721
                                                    ===========   ===========    ===========


Product Support Services

      Credit Insurance. Acting as agents for unaffiliated insurance companies, we sell credit life, credit disability, credit involuntary unemployment and credit property insurance at all of our stores. These products cover payment of the customer's credit account in the event of the customer's death, disability or involuntary unemployment or if the financed property is lost or damaged. We receive sales commissions from the unaffiliated insurance company at the time we sell the coverage, and we recognize retrospective commissions, which are additional commissions paid by the insurance carrier if insurance claims are lower than projected, as such commissions are actually earned.

      We require proof of property insurance on all installment credit purchases, although we do not require that customers purchase this insurance from us. During fiscal 2006, approximately 75.2% of our credit customers purchased one or more of the credit insurance products we offer, and approximately 29.1% purchased all of the insurance products we offer. Commission revenues from the sale of credit insurance contracts represented approximately 3.3%, 3.2% and 2.6% of total revenues for fiscal years 2004, 2005 and 2006, respectively.

      Warranty Service. We provide warranty service for all of the products we sell and only for the products we sell. Customers purchased service maintenance agreements on products representing approximately 48.8% of our total retail sales for fiscal 2006. These agreements broaden and extend the period of covered manufacturer warranty service for up to five years from the date of purchase, depending on the product, and cover certain items during the manufacturer's warranty period. These agreements are sold at the time the product is purchased. Customers may finance the cost of the agreements along with the purchase price of the associated product. We contact the customer prior to the expiration of the service maintenance period to provide them the opportunity to renew the period of warranty coverage.

      We have contracts with unaffiliated third party insurers that issue the service maintenance agreements to cover the costs of repairs performed by our service department under these agreements. The initial service contract is between the customer and the independent insurance company, but we are the insurance company's first choice to provide service when it is needed. We receive a commission on the sale of the contract, and we bill the insurance company for the cost of the service work that we perform. Commissions on these third party contracts are recognized in revenues, net of the payment to the third party obligor. Renewal contracts are between the customer and our in-house service department. Under renewal contracts we recognize revenues received, and direct selling expenses incurred, over the life of the contracts, and expense the cost of the service work performed as products are repaired.

      Of the 15,000 to 20,000 repairs that we perform each month, approximately 35.4% are covered under these service maintenance agreements, approximately 50.5% are covered by manufacturer warranties and the remainder are "walk-in" repairs from our customers. Revenues from the sale of service contracts represented approximately 4.6%, 4.8%, and 4.9% of net sales during fiscal years 2004, 2005 and 2006, respectively.


Management Information Systems

      We have a fully integrated management information system that tracks on a real-time basis point-of-sale information, inventory receipt and distribution, merchandise movement and financial information. The management information system also includes a local area network that connects all corporate users to e-mail, scheduling and various servers. All of our facilities are linked by a wide-area network that provides communication for in-house credit authorization and real time polling of sales and merchandise movement at the store level. In our distribution centers, we use radio frequency terminals to assist in receiving, stock put-away, stock movement, order filling, cycle counting and inventory management. At our stores, we currently use desktop terminals to assist in receiving, transferring and maintaining perpetual inventories.

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

      Our point of sale system uses an IBM Series i5 hardware system that runs on the i5OS operating system. This system enables us to use a variety of readily available applications in conjunction with software that supports the system. All of our current business application software, except our accounting and human resources systems, has been developed in-house by our management information system employees. We believe our management information systems efficiently support our current operations and provide a foundation for future growth.

      We employ a Nortel telephone switch and state of the art Avaya (formerly Mosaix) predictive dialer, as well as a redundant data network and cable plant, to improve the efficiency of our collection and overall corporate communication efforts.

      As part of our ongoing system availability protection and disaster recovery planning, we have implemented a secondary IBM Series i5 system. We installed and implemented a back-up IBM Series i5 system in our corporate offices to provide the ability to switch production processing from the primary system to the secondary system within fifteen to thirty minutes should the primary system become disabled or unreachable. The two machines are kept synchronized utilizing third party software. This backup system provides "high availability" of the production processing environment. The primary IBM Series i5 system is geographically removed from our corporate office for purposes of disaster recovery and security. These systems worked as designed during our recent evacuation from our corporate headquarters in Beaumont, Texas, due to Hurricane Rita. While we were displaced, our store, distribution and service operations that were not impacted by the hurricane continued to have normal system availability and functionality.

Competition

      According to Twice, total industry manufacturer sales of home appliances and consumer electronics products in the United States, including imports, to the top 100 dealers were estimated to be $21.3 billion and $96.4 billion, respectively, in 2004. The retail home appliance market is large and concentrated among a few major suppliers. Sears has historically been the leader in the retail home appliance market, with a market share among the top 100 retailers of approximately 39% in 2004, down from 42% in 2003. The consumer electronics market is highly fragmented. We estimate that the two largest consumer electronics superstore chains accounted for less than 35% of the total electronics sales attributable to the 100 largest retailers in 2003. However, new entrants in both industries have been successful in gaining market share by offering similar product selections at lower prices.

      As reported by Twice, based upon revenue in 2004, we were the 12th largest retailer of home appliances. Our competitors include national mass merchants such as Sears and Wal-Mart, specialized national retailers such as Circuit City and Best Buy, home improvement stores such as Lowe's and Home Depot, and locally-owned regional or independent retail specialty stores. The availability and convenience of the Internet and other direct-to-consumer alternatives are increasing as a competitive factor in our industry, especially for distribution of computer and entertainment software.

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

Employees

      As of January 31, 2006, we had approximately 2,600 full-time employees and 200 part-time employees, of which approximately 1,200 were sales personnel. We provide a comprehensive benefits package including health, life, long term disability, and dental insurance coverage as well as a 401(k) plan, employee stock purchase plan, paid vacation, sick pay and holiday pay. None of our employees are covered by collective bargaining agreements and we believe our employee relations are good.

Tradenames and Trademarks

      We have registered the trademarks "Conn's" and our logos.

Available Information

      We are subject to reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, and its rules and regulations. The Exchange Act requires us to file reports, proxy and other information statements and other information with the Securities and Exchange Commission ("SEC"). Copies of these reports, proxy statements and other information can be inspected and copied at the SEC Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain these materials electronically by accessing the SEC's home page on the internet at www.sec.gov.

      In addition, we make available, free of charge on our internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading "Conn's Investor Relations," by accessing our website at www.conns.com. Also, reports and other information concerning us are available for inspection and copying at NASDAQ Capital Markets.

ITEM 1A. RISK FACTORS.

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

       We plan to continue our expansion by opening an additional six to eight new stores in fiscal 2007. We anticipate these new stores to include additional stores in the Dallas/Fort Worth Metroplex, South Texas, where we currently have two stores, and possibly others in areas where we have not operated previously. We have not yet selected sites for all of the stores that we plan to open within the next fiscal year. We may not be able to open all of these stores, and any new stores that we open may not be profitable or meet our goals. Any of these circumstances could have a material adverse effect on our financial results.

       There are a number of factors that could affect our ability to open and operate new stores consistent with our business plan, including:

       o      competition in existing, adjacent and new markets;

       o competitive conditions, consumer tastes and discretionary spending patterns in adjacent and new markets that are different from those in our existing markets;

       o a lack of consumer demand for our products at levels that can support new store growth;

       o limitations created by covenants and conditions under our credit facilities and our asset-backed securitization program;

       o      the availability of additional financial resources;

       o the substantial outlay of financial resources required to open new stores and the possibility that we may recognize little or no related benefit;

       o an inability or unwillingness of vendors to supply product on a timely basis at competitive prices;

       o the failure to open enough stores in new markets to achieve a sufficient market presence;

       o      the  inability  to  identify   suitable  sites  and  to  negotiate
              acceptable leases for these sites;

       o unfamiliarity with local real estate markets and demographics in adjacent and new markets;

       o problems in adapting our distribution and other operational and management systems to an expanded network of stores;

       o difficulties associated with the hiring, training and retention of additional skilled personnel, including store managers; and

       o      higher costs for print, radio and television advertising.


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

       We finance most of our customer receivables through asset-backed securitization facilities. The trust arrangement governing these facilities currently provides for two separate series of asset-backed notes that allow us to finance up to $450 million in customer receivables. Under each note series, we transfer customer receivables to a qualifying special purpose entity we formed for this purpose in exchange for cash, subordinated securities and the right to receive cash flows equal to the interest rate spread between the transferred receivables and the notes issued to third parties ("interest only strip"). This qualifying special purpose entity, in turn, issues notes that are collateralized by these receivables and entitle the holders of the notes to participate in certain cash flows from these receivables. The Series A program is a $250 million variable funding note held by Three Pillars Funding
Corporation, of which $185.0 million was drawn as of January 31, 2006. The Series B program consists of $200 million in private bond placements that will require scheduled principal payments beginning in October 2006.

       Our ability to raise additional capital through further securitization transactions, and to do so on economically favorable terms, depends in large part on factors that are beyond our control.

       These factors include:

       o      conditions in the securities and finance markets generally;

       o      conditions in the markets for securitized instruments;

       o      the credit quality and performance of our customer receivables;

       o our ability to obtain financial support for required credit enhancement;

       o      our ability to service adequately our financial instruments;

       o the absence of any material downgrading or withdrawal of ratings given to our securities previously issued in securitizations; and

       o      prevailing interest rates.


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

       We estimate that capital expenditures during fiscal 2007 will be approximately $25 million to $30 million and that capital expenditures during future years may exceed this amount. We expect that cash provided by operating activities, available borrowings under our credit facility, and access to the unfunded portion of our asset-backed securitization program will be sufficient to fund our operations, store expansion and updating activities and capital expenditure programs through at least January 31, 2007. However, this may not be the case. We may be required to seek additional capital earlier than anticipated if future cash flows from operations fail to meet our expectations and costs or capital expenditures related to new store openings exceed anticipated amounts.

A decrease in our credit sales could lead to a decrease in our product sales and profitability.

       In the last three years, we financed, on average, approximately 57% of our retail sales through our internal credit programs. Our ability to provide credit as a financing alternative for our customers depends on many factors, including the quality of our accounts receivable portfolio. Payments on some of our credit accounts become delinquent from time to time, and some accounts end up in default, due to several factors, including general and local economic conditions. As we expand into new markets, we will obtain new credit accounts that may present a higher risk than our existing credit accounts since new credit customers do not have an established credit history with us. A general decline in the quality of our accounts receivable portfolio could lead to a reduction of available credit provided through our finance operations. As a result, we might sell fewer products, which could adversely affect our earnings. Further, because approximately 58% of our credit customers make their credit account payments in our stores, any decrease in credit sales could reduce traffic in our stores and lower our revenues. A decline in the credit quality of our credit accounts could also cause an increase in our credit losses, which could result in a decrease in our securitization income or increase the provision for bad debts on our statement of operations and result in an adverse effect on our earnings. A decline in credit quality could also lead to stricter underwriting criteria which might have a negative impact on sales.

A downturn in the economy may affect consumer purchases of discretionary items, which could reduce our net sales.

       A large portion of our sales represent discretionary spending by our customers. Many factors affect discretionary spending, including world events, war, conditions in financial markets, general business conditions, interest rates, inflation, energy and gasoline prices, consumer debt levels, the availability of consumer credit, taxation, unemployment trends and other matters that influence consumer confidence and spending. Our customers' purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our net sales and profitability could decline.

We face significant competition from national, regional and local retailers of major home appliances and consumer electronics.

       The retail market for major home appliances and consumer electronics is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including national mass merchants such as Sears, Wal-Mart, Target, Sam's Club and Costco, specialized national retailers such as Circuit City and Best Buy, home improvement stores such as Lowe's and Home Depot, and locally-owned regional or independent retail specialty stores that sell major home appliances and consumer electronics similar, and often identical, to those we sell. We also compete with retailers that market products through store catalogs and the Internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time.

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

       Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:

       o expansion by our existing competitors or entry by new competitors into markets where we currently operate;

       o      lower pricing;

       o      aggressive advertising and marketing;

       o extension of credit to customers on terms more favorable than we offer;

       o larger store size, which may result in greater operational efficiencies, or innovative store formats; and

       o      adoption of improved retail sales methods.

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

       The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers such as General Electric, Whirlpool, Frigidaire, Maytag, LG, Mitsubishi, Sony, Hitachi, Samsung, Toshiba, Serta, Hewlett Packard and Compaq. We do not have long term supply agreements or exclusive arrangements with the majority of our vendors. We typically order our inventory through the issuance of individual purchase orders to vendors. We also rely on our suppliers for cooperative advertising support. We may be subject to rationing by suppliers with respect to a number of limited distribution items. In addition, we rely heavily on a relatively small number of suppliers. Our top six suppliers represented 60.6% of our purchases for fiscal 2006, and the top two suppliers represented approximately 29.2% of our total purchases. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition.

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

       Furthermore, we rely on credit from vendors to purchase our products. As of January 31, 2006, we had $40.9 million in accounts payable and $74.0 million in merchandise inventories. A substantial change in credit terms from vendors or vendors' willingness to extend credit to us would reduce our ability to obtain the merchandise that we sell, which could have a material adverse effect on our sales and results of operations.

You should not rely on our comparable store sales as an indication of our future results of operations because they fluctuate significantly.

       Our historical same store sales growth figures have fluctuated significantly from quarter to quarter. For example, same store sales growth for each of the quarters of fiscal 2006 were 7.3%, 12.1%, 23.3%, and 22.6%, respectively. Even though we achieved double-digit same store sales growth during fiscal 2006, we may not be able to increase same store sales at this pace in the future. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

       o      changes in competition;

       o      general economic conditions;

       o      new product introductions;

       o      consumer trends;

       o      changes in our merchandise mix;

       o changes in the relative sales price points of our major product categories;

       o the impact of our new stores on our existing stores, including potential decreases in existing stores' sales as a result of opening new stores;

       o      weather conditions in our markets;

       o      timing of promotional events;

       o      timing and location of major sporting events; and

       o      our ability to execute our business strategy effectively.

       Changes in our quarterly and annual comparable store sales results could cause the price of our common stock to fluctuate significantly.

Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate, which could adversely affect our common stock price.

       We experience seasonal fluctuations in our net sales and operating results. In fiscal 2006, we generated 29.4% of our net sales and 31.4% of our net income in the fiscal quarter ended January 31 (which included the holiday selling season). We also incur significant additional expenses during this fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fiscal quarter ending January 31, our net sales could decline, resulting in excess inventory, which could harm our financial performance. A shortfall in expected net sales, combined with our significant additional expenses during this fiscal quarter, could cause a significant decline in our operating results. This could adversely affect our common stock price.

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

       We understand that states' attorneys general and private plaintiffs have filed lawsuits against other retailers relating to improper practices conducted in connection with the sale of credit insurance in several jurisdictions around the country. We offer credit insurance in all of our stores and require the purchase of property credit insurance products from us or from third party providers in connection with sales of merchandise on installment credit; therefore, similar litigation could be brought against us. We were previously named as a defendant in a purported class action lawsuit alleging breach of contract and violations of state and federal consumer protection laws arising from the terms of our service maintenance agreements. A final judgment was entered dismissing that lawsuit. While we believe we are in full compliance with applicable laws and regulations, if we are found liable in any future lawsuit regarding credit insurance or service maintenance agreements, we could be required to pay substantial damages or incur substantial costs as part of an out-of-court settlement, either of which could have a material adverse effect on our results of operations and stock price. An adverse judgment or any negative publicity associated with our service maintenance agreements or any potential credit insurance litigation could also affect our reputation, which could have a negative impact on sales.

If we lose key management or are unable to attract and retain the highly qualified sales personnel required for our business, our operating results could suffer.

       Our future success depends to a significant degree on the skills, experience and continued service of Thomas J. Frank, Sr., our Chairman of the Board and Chief Executive Officer, William C. Nylin, Jr., our President and Chief Operating Officer, David L. Rogers, our Chief Financial Officer, David R. Atnip, our Senior Vice President and Treasurer, Sydney K. Boone, our Secretary and General Counsel, and other key personnel. If we lose the services of any of these individuals, or if one or more of them or other key personnel decide to join a competitor or otherwise compete directly or indirectly with us, our business and operations could be harmed, and we could have difficulty in implementing our strategy In addition, as our business grows, we will need to locate, hire and retain additional qualified sales personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results could suffer.

Because our stores are located in Texas and Louisiana, we are subject to regional risks.

       Our 56 stores are located exclusively in Texas and Louisiana. This subjects us to regional risks, such as the economy, weather conditions, hurricanes and other natural disasters. If the region suffered an economic downturn or other adverse regional event, there could be an adverse impact on our net sales and profitability and our ability to implement our planned expansion program. Several of our competitors operate stores across the United States and thus are not as vulnerable to the risks of operating in one region.

Our information technology infrastructure is vulnerable to damage that could harm our business.

       Our ability to operate our business from day to day, in particular our ability to manage our credit operations and inventory levels, largely depends on the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, communicate customer information, aggregate daily sales information and manage our credit portfolio. These systems and our operations are vulnerable to damage or interruption from:

       o      power   loss,    computer    systems    failures   and   Internet,
              telecommunications or data network failures;

       o operator negligence or improper operation by, or supervision of, employees;

       o physical and electronic loss of data or security breaches, misappropriation and similar events;

       o      computer viruses;

       o      intentional acts of vandalism and similar events; and

       o      hurricanes, fires, floods and other natural disasters.

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

       We believe that our success and ability to compete depends in part on consumer identification of the name "Conn's." We have registered the trademarks "Conn's" and our logo. We intend to protect vigorously our trademark against infringement or misappropriation by others. A third party, however, could attempt to misappropriate our intellectual property in the future. The enforcement of our proprietary rights through litigation could result in substantial costs to us that could have a material adverse effect on our financial condition or results of operations.

Any changes in the tax laws of the states of Texas and Louisiana could affect our state tax liabilities.

       From time to time, legislation has been introduced in the Texas legislature that would, among other things, remove the current exemption from franchise tax liability that limited partnerships enjoy. Currently, the Texas Legislature is not in session and its next regular session is scheduled to begin in January 2007; however, the Texas Governor has announced he will call a special session of the Texas Legislature beginning April 17, 2006 to address school finance reform mandated by the Texas Supreme Court. Legislation could be introduced that, among other things, could change the way that limited partnerships are taxed in the state of Texas; however, the outcome of any particular proposal cannot be predicted with any certainty.

A further rise in oil and gasoline prices could affect our customers' determination to drive to our stores, and cause us to raise our delivery charges.

       A further significant increase in oil and gasoline prices could adversely affect our customers' shopping decisions and patterns. We rely heavily on our internal distribution system and our same or next day delivery policy to satisfy our customers' needs and desires, and any such significant increases could result in increased distribution charges. Such increases may not significantly affect our competitors.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

       None.

ITEM 2. PROPERTIES.

       The following summarizes the geographic location of our stores, warehouse and distribution centers and corporate facilities by major market area:

                                                                               Leases
                                                                                With
                                                                               Options
                                                         Total     Warehouse   Expiring
                               No. of       Leased       Square     Square      Beyond
    Geographic Location       Locations   Facilities      Feet       Feet      10 Years
---------------------------- ----------  -----------  ----------- ----------- ---------

Golden Triangle District (1)        5            5       153,568      32,169        5
Louisiana District ..........       5            5       129,890      27,200        5
Houston District ............      18           14       394,240      90,070       13
San Antonio/Austin District .      13           13       379,330      83,982       12
Corpus Christi ..............       1            1        51,670      14,300        1
South Texas .................       2            2        55,660       8,435        2
Dallas District .............      12           10       351,243      79,245       10
                             ----------  -----------  ----------  ----------  ---------
   Store Totals .............      56           50     1,515,601     335,401       48
Warehouse/Distribution
 Centers ....................       6            3       703,453     703,453        1
Service Centers .............       5            3       191,932     133,636        1
Corporate Offices ...........       1            1       106,783      25,000        1
                             ----------  -----------  ----------  ----------  ---------
   Total ....................      68           57     2,517,769   1,197,490       51
                             ==========  ===========  ==========  ==========  =========


-----------------
       (1)    Includes one store in Lake Charles, Louisiana.


ITEM 3. LEGAL PROCEEDINGS.

       We are involved in routine litigation incidental to our business from time to time. We do not expect the outcome of any of this routine litigation to have a material effect on our financial condition or results of operation. However, the results of their proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact our estimate of reserves for litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

What is the principal market for our common stock?

       The principal market for our common stock is the NASDAQ National Market. Our common stock is listed on the NASDAQ National Market under the symbol "CONN." Information regarding the high and low sales prices for our common stock for each quarterly period since our initial public offering as reported on NASDAQ is summarized as follows:

                                                            High         Low
                                                          ---------   ---------
         Quarter ended April 30, 2004 .................... $ 18.08     $ 14.50
         Quarter ended July 31, 2004 ..................... $ 19.18     $ 15.35
         Quarter ended October 31, 2004 .................. $ 16.82     $ 13.79
         Quarter ending January 31, 2005 ................. $ 18.33     $ 14.37
         Quarter ended April 30, 2005 .................... $ 19.70     $ 15.29
         Quarter ended July 31, 2005 ..................... $ 27.51     $ 16.69
         Quarter ended October 31, 2005 .................. $ 29.80     $ 23.20
         Quarter ended January 31, 2006 .................. $ 44.93     $ 28.68



How many common stockholders do we have?

       As of March 27, 2006, we had approximately 57 common stockholders of record and an estimated 6,400 beneficial owners of our common stock.

Did we declare any cash dividends in fiscal 2005 or fiscal 2006?

       No cash dividends were paid in fiscal 2005 or 2006. We do not anticipate paying dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Has the Company had any sales of unregistered securities during the last year?

       The Company has had no sales of  unregistered  securities  during  fiscal
2006.

ITEM 6. SELECTED FINANCIAL DATA

                                                                        Twelve
                                                Year      Six Months    Months
                                                Ended       Ended        Ended               Years Ended January 31,
                                               July 31,   January 31,  January 31, ---------------------------------------------
                                                 2001        2002        2002        2003        2004        2005        2006
                                               ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                                            (unaudited)
Statement of Operations (1):                              (dollars and shares in thousands, except per share amounts)

Total revenues ................................$327,257    $206,896    $378,525    $445,973    $499,310    $567,092    $702,422
Operating expense:
Cost of goods sold, including ware-
housing and occupancy cost .................... 201,963     127,543     233,226     276,956     317,712     359,710     453,374
Selling, general and
administrative expense ........................  92,194      58,630     106,949     125,712     135,174     152,900     181,631
   Provision for bad debts ....................   1,734       1,286       2,406       4,125       4,657       5,637       3,769
                                               ---------   ---------   ---------   ---------   ---------   ---------   ---------
Total operating expense ....................... 295,891     187,459     342,581     406,793     457,543     518,247     638,774
                                               ---------   ---------   ---------   ---------   ---------   ---------   ---------
Operating income ..............................  31,366      19,437      35,944      39,180      41,767      48,845      63,648
Interest expense, net and minority interest ...   3,754       2,940       4,855       7,237       4,577       2,477         400
                                               ---------   ---------   ---------   ---------   ---------   ---------   ---------
Earnings before income taxes ..................  27,612      16,497      31,089      31,943      37,190      46,368      63,248
Provision for income taxes ....................   9,879       5,944      11,130      11,342      12,850      16,243      22,067
                                               ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net income from continuing operations .........  17,733      10,553      19,959      20,601      24,340      30,125      41,181
Discontinued operations, net of tax ...........    (546)           -       (389)           -          -           -           -
                                               ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net income ....................................  17,187      10,553      19,570      20,601      24,340      30,125      41,181
Less preferred stock dividends (2) ............  (2,173)     (1,025)     (1,939)     (2,133)     (1,954)          -           -
                                               ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net income available for
     common stockholders ......................$ 15,014    $  9,528    $ 17,631    $ 18,468    $ 22,386    $ 30,125    $ 41,181
                                               =========   =========   =========   =========   =========   =========   =========
Earnings per common share:
       Basic ..................................$   0.87    $   0.56    $   1.03    $   1.10    $   1.26    $   1.30    $   1.76
       Diluted ................................$   0.87    $   0.55    $   1.01    $   1.10    $   1.22    $   1.27    $   1.70
Average common shares  outstanding:
       Basic ..................................  17,169      17,025      17,060      16,724      17,726      23,192      23,412
       Diluted ................................  17,194      17,327      17,383      16,724      18,335      23,754      24,192

Other Financial Data:
Stores open at end of period ..................      32          36          36          42          45          50          56
Same store sales growth (3) ...................    10.3%       16.7%       15.6%        1.3%        2.6%        3.6%       16.9%
Inventory turns (4) ...........................     5.9         7.5         6.8         6.6         6.5         6.0         6.6
Gross margin percentage (5) ...................    38.3%       38.4%       38.4%       37.9%       36.4%       36.6%       35.5%
Operating margin (6) ..........................     9.6%        9.4%        9.5%        8.8%        8.4%        8.6%        9.1%
Return on average equity (7) ..................    36.7%       35.9%       34.9%       28.3%       19.5%       16.4%       18.5%
Capital expenditures ..........................$ 14,833    $ 10,551    $ 15,547    $ 15,070    $  9,401    $ 19,619    $ 18,490

Balance Sheet Data:
Working capital ...............................$ 40,752    $ 45,546    $ 45,546    $ 69,984    $115,366    $148,074    $179,496
Total assets .................................. 134,425     145,644     145,644     181,798     234,760     268,792     341,995
Total debt ....................................  31,445      38,750      38,750      51,992      14,512      10,532         136
Preferred stock ...............................  15,400      15,226      15,226      15,226           -           -           -
Total stockholders' equity ....................  54,879      62,860      62,860      82,669     166,590     200,802     245,284

--------------------------------------------------
(1) Information excludes the operations of the rent-to-own division that was sold in February, 2001.
(2) Dividends were not actually declared or paid until 2004, but are presented for purposes of earnings per share calculations.
(3) Same store sales growth is calculated by comparing the reported sales by store for all stores that were open throughout a period to reported sales by store for all stores that were open throughout the prior period. Sales from closed stores have been removed from each period. Sales from relocated stores have been included in each period because each such store was relocated within the same general geographic market. Sales from expanded stores have been included in each period.
(4) Inventory turns are defined as the cost of goods sold, excluding warehousing and occupancy cost, divided by the average of the beginning and ending product inventory, excluding consigned goods; information for the six months ended January 31, 2002 has been annualized for comparison purposes.
(5) Gross margin percentage is defined as total revenues less cost of goods and parts sold, including warehousing and occupancy cost, divided by total revenues.
(6) Operating margin is defined as operating income divided by total revenues.
(7) Return on average equity is calculated as current period net income from continuing operations divided by the average of the beginning and ending equity; information for the six months ended January 31, 2002 has been annualized for comparison purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

       This report contains forward-looking statements. We sometimes use words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about us that may cause actual results to differ from these forward-looking statements include, but are not limited to:

       o the success of our growth strategy and plans regarding opening new stores and entering adjacent and new markets, including our plans to continue expanding into the Dallas/Fort Worth Metroplex, and South Texas;

       o      our intention to update or expand existing stores;

       o our ability to obtain capital for required capital expenditures and costs related to the opening of new stores or to update or expand existing stores;

       o      our cash flows from operations, borrowings from our revolving line
              of  credit  and  proceeds   from   securitizations   to  fund  our
              operations, debt repayment and expansion;

       o rising interest rates may increase our cost of borrowings or reduce securitization income;

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

       o increasing oil and gas prices that could adversely affect our customers' shopping decisions and patterns;

       o both short-term and long-term impact of adverse weather conditions (e.g. hurricanes) that could result in volatility in our revenues and increased expenses and casualty losses;

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

       Additional important factors that could cause our actual results to differ materially from our expectations are discussed under "Risk Factors" in this Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report might not happen.

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

       Through our 56 retail stores, we provide products and services to our customers in six primary market areas, including Houston, San Antonio/Austin, Dallas/Fort Worth, southern Louisiana, Southeast Texas, and South Texas. Products and services offered through retail sales outlets include major home appliances, consumer electronics, home office equipment, lawn and garden products, mattresses, furniture, service maintenance agreements, customer credit programs, including installment and revolving credit account services, and various credit insurance products. These activities are supported through our extensive service, warehouse and distribution system. Our stores bear the "Conn's" name, after our founder's family, and deliver the same products and services to our customers. All of our stores follow the same procedures and methods in managing their operations. The Company's management evaluates performance and allocates resources based on the operating results of the retail stores and considers the credit programs, service contracts and distribution system to be an integral part of the Company's retail operations.

      Presented below is a diagram setting forth our five cornerstones which represent, in our view, the five components of our sales goal - strong merchandising systems, state of the art credit options for our customers, an extensive warehousing and distribution system, a service system to support our customers needs beyond the product warranty periods, and our uniquely, well-trained employees in each area. Each of these systems combine to create a "nuts and bolts" support system for our customers needs and desires. Each of these systems is discussed at length in the Business section of this report.


BUSINESS
CORNERSTONES:
---------------  => DRIVE => SALES
Merchandising
Credit
Distribution
Service
Training


We, of course, derive a large part of our revenue from our product sales. However, unlike many of our competitors, we provide in-house credit options for our customers' product purchases. In the last three years, we have financed, on average, approximately 57% of our retail sales through these programs. In turn, we finance (convert to cash) substantially all of our customer receivables from these credit options through an asset-backed securitization facility. See

"Business - Finance Operations" for a detailed discussion of our in-house credit programs. As part of our asset-backed securitization facility, we have created a qualifying special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and to issue asset-backed and variable funding notes to third parties to fund such purchases. We transfer our receivables, consisting of retail installment contracts and revolving accounts extended to our customers, to the issuer in exchange for cash and subordinated securities.

       While our warehouse and distribution system does not directly generate revenues, other than the fees paid by our customers for delivery and installation of the products to their homes, it is our extra, "value-added" program that our existing customers have come to rely on, and our new customers are hopefully sufficiently impressed with to become repeat customers. We derive revenues from our repair services on the products we sell. Additionally, acting as an agent for unaffiliated companies, we sell credit insurance to protect our customers from credit losses due to death, disability, involuntary unemployment and damage to the products they have purchased; to the extent they do not already have it.

Executive Overview

       This overview is intended to provide an executive level overview of our operations for our fiscal year ended January 31, 2006. A detailed explanation of the changes in our operations for the fiscal year ended January 31, 2006 as compared to the prior year is included beginning on page 36. Following are significant financial items in managements view:

       o Our revenues for the fiscal year ended January 31, 2006 increased by 23.9 percent, or $135.3 million, from fiscal year 2005 to $702.4 million due to sales growth, primarily from existing stores, and increased securitization income. Our same store sales product growth rate for the fiscal year ended January 31, 2006 was 16.9%, versus 3.6% for fiscal 2005. The improvement in same store sales growth was due primarily to improved execution at the store level and effective sales promotions. (Also see "Operational Changes and Outlook.")

       o During the last half of fiscal year 2006, two hurricanes, Katrina and Rita, hit the Gulf Coast. These storms significantly impacted our operations by:

              o temporary closing of our Louisiana, South East Texas, Corpus Christi and Houston stores and related distribution operations for limited periods of time,
              o positively impacting Net sales as customers in the affected areas replaced appliances and other household products damaged as a result of the storms,
              o disrupting credit collection efforts while we were displaced from our corporate headquarters as a result of Hurricane Rita, causing a short-term increase in the credit portfolio's delinquency statistics and resulting in a reduction of Finance charges and other and an increase in Bad debt expense, and
              o causing us to incur expenses related to the relocation of our corporate office functions and losses related to damaged merchandise and facilities, net of insurance proceeds.

       o      Same store sales  benefited  from the  effects of the  hurricanes.
              Appliance sales accounted for the majority of the increase in total same stores sales during the period due in part to our customers' need to replace items damaged by the storms. We believe same store sales, adjusted for our estimate of the impact of the hurricanes, grew approximately 12% for the year ended January 31, 2006.

       o Our entry into the Dallas/Fort Worth and the South Texas markets had a positive impact on our revenues. Approximately $75.9 million of our product sales for the year ended January 31, 2006, came from the opening of twelve new stores in these markets, since February 2004. Our plans provide for the opening of additional stores in existing markets during the balance of fiscal 2007 as we focus on opportunities in markets in which we have existing infrastructure.

       o While deferred interest and "same as cash" plans continue to be an important part of our sales promotion plans, our improved execution and effective use of a variety of sales promotions, enabled us to reduce the level of deferred interest and "same as cash" plans that extend beyond one year, relative to gross product sales volume. For the fiscal years ended January 31, 2005 and 2006, $29.0 million and $33.9 million, respectively, in gross product sales were financed by extended deferred interest and "same as cash" plans. These extended term promotional programs were not offered broadly until April, 2004. We expect to continue to offer this type of extended term promotional credit in the future.

       o During the year ended January 31, 2006, pretax income was reduced by $1.0 million to reflect our estimate of expected losses due to increased delinquencies from Hurricane Rita and a temporary increase in bankruptcy filings. The increase in bankruptcy filings is as a result of the new bankruptcy law that took effect October 17, 2005, prompting consumers to file for bankruptcy protection before the new law went into effect. The $1.0 million charge to earnings reduced Finance charges and other by $895,000 and increased Bad debt expense by $105,000.

       o Our gross product margin was 35.5% for fiscal year 2006, a decrease from 36.6% in fiscal 2005, primarily as a result of a change in our revenue mix as Product sales grew faster than Service revenues and Finance charges and other. Also, reduced insurance sales penetration negatively impacted our gross margin.

       o Our operating margin increased to 9.1% from 8.6% in fiscal 2005. In fiscal year 2006, we decreased SG&A expense as a percent of revenues to 25.8% from 27.0% when compared to the prior year, primarily from decreases in payroll and payroll related expenses and net advertising expense as a percent of revenues. Partially offsetting these reductions were increased general liability insurance expense and expenses incurred due to Hurricane Rita of approximately $907,000, net of estimated insurance proceeds. Additionally, our operating margin benefited from a decrease in the Provision for bad debts as a percent of revenues from 1.0% to 0.5%.

       o Operating cash flows were $64.3 million for fiscal 2006. Our operating cash flows increased as a result of increased net income, improved funding under our asset-backed securitization and vendor and federal employment and income tax payment deferrals granted because of the hurricanes. Most of the payments deferred will be paid during the three month period ended April 30, 2006.

       o Our pretax income for fiscal 2006 increased by 36.4% or approximately $16.8 million, from fiscal 2005 to $63.2 million. The increase was driven largely by the increase in sales with additional benefit from improved expense leverage, as Selling, general and administrative expenses did not grow as fast as revenues.

 Operational Changes and Outlook

       We have implemented, continued increased focus on or modified several initiatives in fiscal 2006 that we believe will positively impact our future operating results, including:

       o      A  reorganization  of  our  retail   management  team,   including
              strengthening the district management team in the Dallas/Fort Worth market;

       o Successfully increasing the sales force by adding approximately 13% more sales associates per store, resulting in incremental sales volume;

       o Implementation of call centers in the stores, emphasizing regular, consistent contact with our customers;

       o Increased emphasis on the sales of furniture, and additional product lines added to this category; and

       o Promoting flat panel technology in our stores as the price point becomes more affordable for our customers.

      Our sales during the last five months of fiscal 2006 benefited from the impact of Hurricanes Katrina and Rita. This impact could affect future same store sales due to:

      o The acceleration of the sale of essential appliances in the affected markets disrupting the normal replacement o cycle for these items; and

      o The same store sales reported for the impacted markets being elevated to a level that might not be duplicated. o


      While our credit portfolio delinquency statistics were still negatively impacted by the effects of the hurricanes at January 31, 2006, we anticipate the portfolio performance returning to historical levels as we continue to work with the customers impacted by these events.

      During the year, we opened four new stores in the Dallas/Fort Worth market, one in Harlingen, Texas and one in San Antonio, Texas. We continue to be satisfied with the results in the Dallas/Fort Worth market and will continue to expand the number of stores in that market. We added additional distribution capability during the year by opening our 140,000 square foot distribution center in Dallas, and increased our service center capabilities in Dallas by converting our previous distribution center to a full-time service center. Our new Harlingen store now joins a store in McAllen, Texas, opened in early September 2004, forming our South Texas market, We believe that this market is substantially underserved and provides great growth potential for our company. We have several other locations in Texas and Louisiana that we believe are promising and, along with new stores in existing markets, are in various stages of development for opening in fiscal year 2007. We also continue to look at other markets, including neighboring states for opportunities.

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

Application of Critical Accounting Policies

      In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as "critical accounting estimates." We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of January 31, 2006.

      Transfers of Financial Assets. We transfer customer receivables to the QSPE that issues asset-backed securities to third party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. As we transfer the accounts, we record an asset representing the "interest only strip", which is cash flows resulting entirely from the interest on the security. The gain or loss recognized on these transactions is based on our best estimates of key assumptions, including forecasted credit losses, payment rates, forward yield curves, costs of servicing the accounts and appropriate discount rates. The use of different estimates or assumptions could produce different financial results. For example, if we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates), our interest in securitized assets would have been reduced by $4.7 million as of January 31, 2006, which may have an adverse effect on earnings. We recognize income from our interest in these transferred accounts based on the difference between the interest earned on customer accounts and the costs associated with financing and servicing the transferred accounts, less a provision for bad debts associated with the transferred assets. This income is recorded as "Finance charges and other" in our consolidated statement of operations. If we had assumed a 10% increase in the assumption used for developing the reserve for doubtful accounts on the books of the QSPE, the impact to recorded "Finance charges and other" would have been a reduction in revenues and pretax income of $1.2 million.

      Deferred  Tax  Assets.   We  have  significant  net  deferred  tax  assets
(approximately $5.5 million as of January 31, 2006), which are subject to periodic recoverability assessments. Realization of our net deferred tax assets may be dependent upon whether we achieve projected future taxable income. Our estimates regarding future profitability may change due to future market conditions, our ability to continue to execute at historical levels and our ability to continue our growth plans. These changes, if any, may require material adjustments to these deferred tax asset balances. For example, if we had assumed that the future tax rate at which these deferred items would reverse was 34.1% rather than 35.1%, we would have reduced the net deferred tax asset and net income by approximately $94,000.

      Intangible Assets. We have significant intangible assets related primarily to goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Effective with the implementation of SFAS 142, we ceased amortizing goodwill and began testing potential impairment of this asset annually based on judgments regarding ongoing profitability and cash flow of the underlying assets. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believe is impaired. Our goodwill balance at January 31, 2005 and 2006 was $9.6 million

      Property, Plant and Equipment. Our accounting policies regarding land, buildings, and equipment include judgments regarding the estimated useful lives of such assets, the estimated residual values to which the assets are depreciated, and the determination as to what constitutes increasing the life of existing assets. These judgments and estimates may produce materially different amounts of depreciation and amortization expense than would be reported if different assumptions were used. These judgments may also impact the need to recognize an impairment charge on the carrying amount of these assets if the anticipated cash flows associated with the assets are not realized. In addition, the actual life of the asset and residual value may be different from the estimates used to prepare financial statements in prior periods.

      Revenue Recognition. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligor on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, based on claims experience, at the time that they are earned. When we sell service maintenance agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These direct obligor service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts and typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amounts of service maintenance agreement revenue deferred at January 31, 2005 and 2006 were $3.9 million and $3.6 million, respectively, and are included in "Deferred revenue" in the accompanying balance sheets. The amounts of service maintenance agreement revenue recognized for the fiscal years ended January 31, 2004, 2005 and 2006 were $4.5 million, $5.0 million and $5.0 million, respectively.

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

      Recent Accounting Pronouncements. In December 2004, Statement of Financial Accounting Standards No. 123R, Share-Based Payment, was issued. This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains an employee's services. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, based on the grant-date fair value of the award, and record that cost over the period during which the employee is required to provide service in exchange for the award. Additionally, the statement provides multiple options for adopting the requirements of the standard. We are required to implement the provisions of this statement effective February 1, 2006, and intend to elect to retrospectively adjust prior year results for comparison purposes. We are required under existing accounting standards to provide supplemental disclosure in the footnotes to our financial statements as if our financial statements had been prepared using the fair value method of accounting for stock based compensation. See Note 1 to our financial statements for additional information.

      Accounting for Leases. The accounting for leases is governed primarily by SFAS No. 13, Accounting for Leases. As required by the standard, we analyze each lease, at its inception, to determine whether it should be accounted for as an operating lease or a capital lease. Additionally, monthly lease expense for each operating lease is calculated as the average of all payments required under the minimum lease term, including rent escalations. The minimum lease term begins with the date we take possession of the property and ends on the last day of the minimum lease term, and includes all rent holidays, but excludes renewal terms that are at our option. Any tenant improvement allowances received are deferred and amortized into income as a reduction of lease expense on a straight line basis over the minimum lease term. The amortization of leasehold improvements is computed on a straight line basis over the shorter of the remaining lease term or the estimated useful life of the improvements.

      Results of Operations

      The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated.

                                                   Years ended January 31,
                                                ----------------------------
                                                  2004      2005      2006
                                                --------  --------  --------

Revenues:
Product sales ..................................   80.6%     79.6%     81.1%
Service maintenance agreement
  commissions (net) ............................    4.0       4.2       4.4
Service revenues ...............................    3.7       3.3       2.9
                                                --------  --------  --------
Total net sales ................................   88.3      87.1      88.4
Finance charges and other ......................   11.7      12.9      11.6
                                                --------  --------  --------
Total revenues .................................  100.0     100.0     100.0
Cost and expenses:
Cost of goods sold, including
  warehousing and occupancy costs ..............   62.8      62.6      63.8
Cost of parts sold, including
  warehousing and occupancy costs ..............    0.8       0.8       0.8
Selling, general and administrative expense ....   27.1      27.0      25.8
Provision for bad debts ........................    0.9       1.0       0.5
                                                --------  --------  --------
    Total costs and expenses ...................   91.6      91.4      90.9
                                                --------  --------  --------
Operating income ...............................    8.4       8.6       9.1
Interest expense (including minority interest) .    0.9       0.4       0.1
                                                --------  --------  --------
Earnings before income taxes ...................    7.5       8.2       9.0
Provision for income taxes
    Current ....................................    2.6       2.9       3.3
    Deferred ...................................      -         -      (0.2)
                                                --------  --------  --------
Total provision for income taxes ...............    2.6       2.9       3.1
                                                --------  --------  --------
Net income .....................................    4.9%      5.3%      5.9%
                                                ========  ========  ========




      In reviewing the percentages reflected in the above table, we noted that the following trends in our operations developed within the last twelve months.

            o The increase in cost of goods sold as a percentage of total revenues reflects the shift in revenue mix as product sales grew faster than service revenues and finance charges and other. Cost of products sold was 78.7% of net product sales in the 2005 period and 78.6% in the 2006 period.

            o The decline in selling, general and administrative expense as a percentage of total revenues resulted primarily from decreased payroll and payroll related expenses and net advertising expense, as a percent of revenues, that were partially offset by increased general liability insurance expense and higher expenses incurred due to Hurricane Rita.

            o The declining trend in interest expense as a percentage of total revenues is a function of continuing to generate positive cash flow, the pay-off of debt with our IPO proceeds in fiscal year 2004 and the impact of expiring interest rate swap agreements.

      The presentation of our gross margins may not be comparable to other retailers since we include the cost of our in-home delivery service as part of selling, general and administrative expense. Similarly, we include the cost of merchandising our products, including amounts related to purchasing the product and a portion of our advertising cost, in selling, general and administrative expense. It is our understanding that other retailers may include such costs as part of cost of goods sold.

      The following table presents certain operations information in dollars and percentage changes from year to year:

Analysis of Consolidated Statements of Operations
(in thousands except percentages)                                    2005 vs. 2004        2006 vs. 2005
                                      Years Ended January 31,         Incr/(Decr)          Incr/(Decr)
                                  -------------------------------   -----------------  -------------------
                                     2004       2005       2006      Amount     Pct     Amount      Pct
                                  ---------  ---------  ---------   --------  -------  ---------  --------
Revenues
Product sales ....................$402,579   $451,560   $569,877    $48,981     12.2%  $118,317      26.2%
Service maintenance agreement
commissions (net) ................  20,074     23,950     30,583      3,876     19.3      6,633      27.7
Service revenues .................  18,265     18,725     20,278        460      2.5      1,553       8.3
                                  ---------  ---------  ---------   --------  -------  ---------  --------
Total net sales .................. 440,918    494,235    620,738     53,317     12.1    126,503      25.6
Finance charges and other ........  58,392     72,857     81,684     14,465     24.8      8,827      12.1
                                  ---------  ---------  ---------   --------  -------  ---------  --------
Total revenues ................... 499,310    567,092    702,422     67,782     13.6    135,330      23.9
Cost of goods and parts sold ..... 317,712    359,710    453,374     41,998     13.2     93,664      26.0
                                  ---------  ---------  ---------   --------  -------  ---------  --------
Gross Profit ..................... 181,598    207,382    249,048     25,784     14.2     41,666      20.1
Gross Margin .....................    36.4%      36.6%      35.5%
Selling, general and
 administrative expense .......... 135,174    152,900    181,631     17,726     13.1     28,731      18.8
Provision for bad debts ..........   4,657      5,637      3,769        980     21.0     (1,868)    (33.1)
                                  ---------  ---------  ---------   --------  -------  ---------  --------
Operating income .................  41,767     48,845     63,648      7,078     16.9     14,803      30.3
Operating Margin .................     8.4%       8.6%       9.1%
Interest expense .................   4,577      2,359        400     (2,218)   (48.5)    (1,959)    (83.0)
Minority interest in limited
 partnership .....................       -        118          -        118                (118)
                                  ---------  ---------  ---------   --------  -------  ---------  --------
Pretax Income ....................  37,190     46,368     63,248      9,178     24.7     16,880      36.4
Income taxes .....................  12,850     16,243     22,067      3,393     26.4      5,824      35.9
                                  ---------  ---------  ---------   --------  -------  ---------  --------
Net Income .......................  24,340     30,125     41,181      5,785     23.8     11,056      36.7
Less preferred dividends .........   1,954          -          -     (1,954)  (100.0)         -         -
                                  ---------  ---------  ---------   --------  -------  ---------  --------
Net income available
for common stockholders ..........$ 22,386   $ 30,125     41,181    $ 7,739     34.6%  $ 11,056      36.7%
                                  =========  =========  =========   ========  =======  =========  ========


      Refer to the above Analysis of Consolidated Statements of Operations in condensed form while reading the operations review on a year by year basis.

Year Ended January 31, 2005 Compared to the Year Ended January 31, 2006

      Revenues. Total revenues increased by $135.3 million, or 23.9%, from $567.1 million for the year ended January 31, 2005 to $702.4 million for the year ended January 31, 2006. The increase was attributable to increases in net sales of $126.5 million, or 25.6%, and $8.8 million, or 12.1%, in finance charges and other revenue.

      The $126.5 million increase in net sales was made up of the following:

      o a $75.8 million increase resulted from a same store sales increase of 16.9%. Appliance sales accounted for the majority of the increase and were significantly impacted by our customers' need to replace items damaged as a result of Hurricanes Katrina and Rita. After adjusting for our estimate of the impact of the storms, we believe same store sales increased approximately 12%, with appliance, electronics, track and furniture sales being the biggest contributors. As a result of changes in the commission structure on our third-party service maintenance agreement (SMA) contracts, beginning July 2005, we began realizing the benefit of increased front-end commissions on SMA sales, which increased net sales $1.4 million, (offsetting this increase is a decrease in retrospective commissions which is reflected in Finance charges and other),

      o a $49.8 million increase generated by twelve retail locations that were not open for twelve consecutive months in each period, net of reductions related to the closing of one location,

      o a $644,000 decrease resulted from an increase in discounts on promotional credit sales, and

      o a $1.6 million increase resulted from an increase in service revenues.

     The components of the $126.5 million increase in net sales were a $118.3 million increase in product sales and an $8.2 million net increase in service maintenance agreement commissions and service revenues. The $118.3 million increase in product sales resulted from the following:

     o approximately $82.6 million was attributable to increases in unit sales, due to increased appliances, track, furniture, and consumer electronics sales, and

     o approximately $35.7 million was attributable to increases in unit price points. The price point impact was driven primarily by:

          o consumers selecting higher priced consumer electronics products, as the new technology becomes more affordable;
          o consumers selecting higher priced appliance products, including high-efficiency washers and dryers and stainless kitchen
          o    appliances, and higher prices on appliances in general.

     The following table presents the makeup of net sales by product category in each period, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

                                                     Years Ended January 31,
                                      -----------------------------------------------------
                                                2005                      2006
                                      -----------------------   ---------------------------    Percent
                 Category               Amount       Percent      Amount         Percent       Increase
                                      -----------   ---------   -----------   -------------   -----------
                                                    (dollars in thoursands)
     Major home appliances ...........$  168,962        34.2%   $  223,651            36.0%         32.4% (1)
     Consumer electronics ............   154,880        31.3       186,679            30.1          20.5  (2)
     Track ...........................    85,644        17.3       100,154            16.1          16.9  (2)
     Delivery ........................     7,605         1.5         9,870             1.6          29.8  (2)
     Lawn and garden .................    13,710         2.8        17,083             2.8          24.6  (2)
     Bedding .........................    10,262         2.1        13,126             2.1          27.9  (2)
     Furniture .......................     7,182         1.5        15,313             2.5         113.2  (3)
     Other ...........................     3,315         0.7         4,001             0.6          20.7  (2)
                                      -----------   ---------   -----------   -------------
          Total product sales ........   451,560        91.4       569,877            91.8          26.2
     Service maintenance agreement
        commissions ..................    23,950         4.8        30,583             4.9          27.7  (2)
     Service revenues ................    18,725         3.8        20,278             3.3           8.3
                                      -----------   ---------   -----------   -------------
          Total net sales ............$  494,235       100.0%   $  620,738           100.0%         25.6%
                                      ===========   =========   ===========   =============

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

     Revenue from Finance charges and other increased by approximately $8.8 million, or 12.1%, from $72.9 million for the year ended January 31. 2005 to $81.7 million for the year ended January 31, 2006. This increase in revenue resulted primarily from increases in securitization income of $9.6 million, a $1.0 million decrease in service maintenance agreement retrospective commissions and a net increase in insurance commissions and other revenues of $210,000. The increase in securitization income is attributable to higher product sales and increases in our retained interest in assets transferred to the QSPE, due primarily to increases in the transferred balances. Partially offsetting the securitization income increases was a reduction of $895,000 for estimated losses resulting from increased bankruptcy filings by our customers prior to October 17, 2005, the effective date of the new bankruptcy law and our estimate of expected additional loan losses due to the impact of Hurricane Rita.

     Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $92.9 million, or 26.2%, from $355.2 million for the year ended January 31, 2005 to $448.1 million for the year ended January 31, 2006. This increase was consistent with the 26.2% increase in net product sales during the year ended January 31, 2006. Cost of products sold was 78.7% of net product sales in the 2005 period and 78.6% in the 2006 period.

     Cost of Service Parts Sold. Cost of service parts sold, including warehousing and occupancy cost, increased approximately $758,000, or 16.7%, for the year ended January 31, 2006 as compared to the year ended January 31, 2005, due to increases in parts sales.

     Selling, General and Administrative Expense. While Selling, general and administrative expense increased by $28.7 million, or 18.8%, from $152.9 million for the year ended January 31, 2005 to $181.6 million for the year ended January 31, 2006, it decreased as a percentage of total revenue from 27.0% to 25.8%. The decrease in expense as a percentage of total revenues resulted primarily from decreased payroll and payroll related expenses and net advertising expense, as a percent of revenues, that were partially offset by increased general liability insurance expense and higher expenses incurred due to Hurricane Rita of approximately $907,000, net of estimated insurance proceeds, including expenses related to relocation of the corporate office functions and losses related to damaged merchandise and facility damage.

     Provision for Bad Debts. The provision for bad debts on receivables retained by the Company and not transferred to the QSPE and other non-credit portfolio receivables decreased by $1.9 million, or 33.1%, during the year ended January 31, 2006 as compared to the year ended January 31, 2005, primarily as a result of changes in the loss history and provision adjustments based on favorable loss experience during the last twelve months, and revised loss allocations between receivables retained by us and those transferred to the QSPE, which were offset in Finance charges and other. Partially offsetting the bad debt expense decrease was a charge of $105,000 for estimated losses resulting from increased bankruptcy filings by our customers prior to October 17, 2005, the effective date of the new bankruptcy law and expected additional loan losses due to the impact of Hurricane Rita on our customers. See Note 2 to the financial statements for information regarding the performance of the credit portfolio.

     Interest Expense, net. Net interest expense decreased by $2.0 million, or 83.0%, from $2.4 million for the year ended January 31, 2005 to $400,000 for the year ended January 31, 2006. The net decrease in interest expense was attributable to the following factors:

     o expiration of $20.0 million in our interest rate hedges and the discontinuation of hedge accounting for derivatives resulted in a net decrease in interest expense of approximately $856,000; and

     o    the  deconsolidation  of  SRDS  (previously   consolidated  as  a  VIE
          according to FIN 46) resulted in a decrease of interest expense of $759,000,

     The remaining decrease in interest expense of $385,000 resulted from lower average outstanding debt balances and higher interest income from invested funds.

     Minority Interest. As a result of FIN 46, for the year ended January 31, 2005, we eliminated the pretax operating profit contributed from the consolidation of SRDS through the minority interest line item in our consolidated statement of operations (see Note 1 of Notes to the Financial Statements).

     Provision for Income Taxes. The provision for income taxes increased by $5.9 million, or 36.0%, from $16.2 million for the year ended January 31, 2005 to $22.1 million for the year ended January 31, 2006, consistent with the increase in pretax income of 36.1%.

     Net Income. As a result of the above factors, Net income increased $11.1 million, or 36.7%, from $30.1 million for the year ended January 31, 2005 to $41.2 million for the year ended January 31, 2006.

Year Ended January 31, 2004 Compared to the Year Ended January 31, 2005

     Revenues. Total revenues increased by $67.8 million, or 13.6%, from $499.3 million for the year ended January 31, 2004 to $567.1 million for the year ended January 31, 2005. The increase was attributable to increases in net sales of $53.3 million, or 12.1%, and $14.5 million, or 24.8%, in finance charges and other revenue.

     The $53.3 million increase in net sales was made up of the following:

     o a $14.8 million increase resulted from a same store sales increase of 3.6%.

     o a $40.5 million increase generated by nine retail locations that were not open for twelve consecutive months in each period.

     o a $2.4 million decrease resulted from an increase in discounts on promotional credit sales, and

     o    a $460,000 increase resulted from an increase in service revenues.

     The components of the $53.3 million increase in net sales were a $49.0 million increase in product sales and a $4.3 million net increase in service maintenance agreement commissions and service revenues. The $49.0 million increase in product sales resulted from the following:

     o approximately $18.0 million was attributable to increases in unit sales, due to increased appliances, mattresses and track sales, and

     o approximately $31.0 million was attributable to increases in unit price points. The price point impact was driven primarily by consumers selecting higher priced products as new technology prices fall and become more affordable.

     The following table presents the makeup of net sales by product category in each period, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

                                                     Years Ended January 31,
                                      -----------------------------------------------------
                                                2004                      2005
                                      -----------------------   ---------------------------    Percent
                 Category               Amount       Percent      Amount         Percent       Increase
                                      -----------   ---------   -----------   -------------   -----------
                                                     (dollars in thousands)
     Major home appliances ...........$  159,401        36.1%   $  168,962            34.2%          6.0%
     Consumer electronics ............   139,417        31.6       154,880            31.3          11.1
     Track ...........................    70,031        15.9        85,644            17.3          22.3  (1)
     Delivery ........................     6,726         1.5         7,605             1.5          13.1
     Lawn and garden .................    11,505         2.6        13,710             2.8          19.2  (2)
     Bedding .........................     6,441         1.5        10,262             2.1          59.3  (2)
     Furniture .......................     5,712         1.3         7,182             1.5          25.7  (3)
     Other ...........................     3,346         0.8         3,315             0.7          (0.9)
                                      -----------   ---------   -----------   -------------
          Total product sales ........   402,579        91.3       451,560            91.4          12.2
     Service maintenance agreement
        commissions ..................    20,074         4.6        23,950             4.8          19.3
     Service revenues ................    18,265         4.1        18,725             3.8           2.5
                                      -----------   ---------   -----------   -------------
          Total net sales ............$  440,918       100.0%   $  494,235           100.0%         12.1%
                                      ===========   =========   ===========   =============

     (1) Emphasis continues to be given to promotion of sales in the "track" area of computers, computer peripherals, portable electronics and small appliances.
     (2) The increases in lawn and garden and mattresses result from our increased emphasis placed on these relatively new product categories and the introduction of the Serta brand mattresses to our product line.
     (3) There has been significant growth in the sales of furniture, primarily recliners and other seating products. More square footage is being devoted to furniture in certain store locations as we continue to "test the market" for this product category.

     Revenue from Finance charges and other increased by approximately $14.5 million, or 24.8%, from $58.4 million for the year ended January 31. 2004 to $72.9 million for the year ended January 31, 2005. This increase in revenue resulted primarily from increases in securitization income of $11.7 million, and increases in insurance commissions and other revenues of $2.8 million. The increase in securitization income is attributable to higher product sales and increases in our retained interest in assets transferred to the QSPE, due primarily to increases in the transferred balances.

     Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $41.5 million, or 13.2%, from $313.6 million for the year ended January 31, 2004 to $355.1 million for the year ended January 31, 2005. This increase primarily resulted from the 12.2% increase in net product sales as well as an increase in cost of products sold. Cost of products sold was 77.9% of net product sales in the 2004 period and 78.7% in the 2005 period. The overall increase in cost of goods sold as a percentage of product sales was primarily caused by the continued deterioration of retail price points and sales of relatively lower margin computer products growing at a more rapid rate than sales of higher margin products.

     Cost of Service Parts Sold. Cost of service parts sold, including warehousing and occupancy cost, increased approximately $500,000, or 11.7%, for the year ended January 31, 2005 as compared to the year ended January 31, 2004, due to increases in parts sales.

     Selling, General and Administrative Expense. While Selling, general and administrative expense increased by $17.7 million, or 13.1%, from $135.2 million for the year ended January 31, 2004 to $152.9 million for the year ended January 31, 2005, it decreased as a percentage of total revenue from 27.1% to 27.0%. The increase in total expense was primarily the result of increased sales salaries and commissions (and other payroll-related expense), delivery, occupancy and depreciation expense due to the addition of new stores and all in line with the 12.1% increase in net sales. Professional services was up 41.2% which partially reflects the effect of complying with Sarbanes/Oxley Section 404 by expending approximately $600,000 on direct implementation, including our independent accounting firms cost incurred in testing and preparation necessary to issue its initial report, but not including our employee man hours. General liability, property and health insurance costs were up 24.3% due to additional stores, additional employees (primarily sales) and the higher exposure of being a publicly-traded company. These cost increases were partially offset by decreases in telephone, amortization, advertising and equipment lease expense.

     Provision for Bad Debts. The provision for bad debts on receivables retained by the Company and not transferred to the QSPE and other non-credit portfolio receivables increased by $1.0 million, or 21.1%, during the year ended January 31, 2005 as compared to the year ended January 31, 2004, primarily due to the 21.2% increase in our average outstanding balance of our credit portfolio.

     Interest Expense, net. Net interest expense decreased by $2.2 million, or 48.5%, from $4.6 million for the year ended January 31, 2004 to $2.4 million for the year ended January 31, 2005. The net decrease in interest expense was attributable to the following factors:

     o the expiration of $30.0 million of our interest rate hedges in April 2003 and the expiration of $50.0 million of our interest rate hedges in November 2003 and the discontinuation of hedge accounting for derivatives resulted in a net decrease of $1.4 million in interest expense from the prior period; and

     o the decrease in our average outstanding debt from $39.9 million to $2.6 million (when ignoring the impact of FIN 46 consolidation of $14.8 million, see below) as a result of our public offering and payoff of substantially all of our outstanding debt with the proceeds resulted in a decrease in interest expense of approximately $1.9 million;

these decreases were offset by the following:

     o the increase in interest rates in our continuing revolving debt facilities and related commitment fees of $361,000; and

     o the implementation of FIN 46 resulted in reclassification of $759,000 in expenses previously reflected as occupancy cost in Selling, general and administrative expense to Interest expense; these reclassifications should not be necessary in the future since we are no longer subject to the provisions of FIN 46.

     Minority Interest. As a result of FIN 46, beginning February 1, 2004, we eliminate the pretax operating profit contributed from the consolidation of SRDS through the minority interest line item in our consolidated statement of operations.

      Provision for Income Taxes. The provision for income taxes increased by $3.4 million, or 26.4%, from $12.8 million for the year ended January 31, 2004 to $16.2 million for the year ended January 31, 2005. The increase in the tax provision was directly related to the increase in pretax profits of $9.2 million, or 24.7%. The effective tax rate attributable to continuing operations for the year ended January 31, 2005 was 35.0%, compared with 34.6% for the prior year. Taxes were comprised of federal and state rates totaling 35.5% in both periods offset by cash refunds due to return amounts being lower than estimates and adjustments of previous tax provisions in both periods.

      Net Income. As a result of the above factors, Net income increased $5.8 million, or 23.8%, from $24.3 million for the year ended January 31, 2004 to $30.1 million for the year ended January 31, 2005.

Impact of Inflation

      We do not believe that inflation has a material effect on our net sales or results of operations. However, a continuing significant increase in oil and gasoline prices could adversely affect our customers' shopping decisions and patterns. We rely heavily on our internal distribution system and our same or next day delivery policy to satisfy our customers' needs and desires, and any such significant increases could result in increased distribution charges. Such increases may not affect our competitors in the same manner as it affects us.

Seasonality and Quarterly Results of Operations

      Our business is somewhat seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31. The fiscal quarter ending January 31 reflects the holiday selling season, the major collegiate bowl season, the National Football League playoffs and the Super Bowl. Over the four quarters of fiscal 2006, gross margins were 35.4%, 36.2%, 35.7% and 34.6%. During the same period, operating margins were 9.7%, 8.8%, 8.2% and 9.5%. A portion of the fluctuation in gross margins and operating margins is due to planned infrastructure cost additions, such as increased warehouse space and larger stores, additional personnel and systems required to absorb the significant increase in revenues that we have experienced over the last several years.

      Additionally, quarterly results may fluctuate materially depending on factors such as the following:

      o timing of new product introductions, new store openings and store relocations;

      o     sales contributed by new stores;

      o     increases or decreases in comparable store sales;

      o     adverse weather conditions;

      o     shifts in the timing of certain holidays or promotions; and

      o     changes in our merchandise mix.

      Results for any quarter are not necessarily indicative of the results that may be achieved for a full year.

      The following table sets forth certain unaudited quarterly statement of operations information for the eight quarters ended January 31, 2006. The unaudited quarterly information has been prepared on a consistent basis and includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

                                                2005                                            2006
                            ---------------------------------------------   ---------------------------------------------
                                            Quarter Ended                                   Quarter Ended
                            ---------------------------------------------   ---------------------------------------------
                             Apr. 30     Jul. 31     Oct. 31     Jan. 31     Apr. 30     Jul. 31     Oct. 31     Jan. 31
                            ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                             (dollars and shares in thousands, except per share amounts)
Total revenues .............$134,877    $136,601    $132,910    $162,704    $158,163    $164,375    $173,305    $206,579

Percent of total revenues ..    23.8%       24.1%       23.4%       28.7%       22.5%       23.4%       24.7%       29.4%

Gross profit ...............$ 48,999    $ 49,805    $ 49,228    $ 59,350    $ 56,021    $ 59,560    $ 61,947    $ 71,520

Gross profit
as a % of total revenues ...    36.3%       36.5%       37.0%       36.5%       35.4%       36.2%       35.7%       34.6%

Operating profit ...........$ 12,715    $ 11,057    $ 10,117    $ 14,956    $ 15,387    $ 14,417    $ 14,137    $ 19,707

Operating profit
as a % total revenues ......     9.4%        8.1%        7.6%        9.2%        9.7%        8.8%        8.2%        9.5%

Net income available
for common stockholder .....$  7,773    $  6,790    $  6,315    $  9,247    $  9,802    $  9,324    $  9,131    $ 12,924

Net income available
for common stockholder
as a % of revenue ..........     5.8%        5.0%        4.8%        5.7%        6.2%        5.7%        5.3%        6.3%

Outstanding shares:
      Basic ................  23,145      23,179      23,206      23,230      23,307      23,366      23,458      23,523
      Diluted ..............  23,749      23,801      23,681      23,764      23,856      24,114      24,286      24,512

Earnings per share:
      Basic ................$   0.34    $   0.29    $   0.27    $   0.40    $   0.42    $   0.40    $   0.39    $   0.55
      Diluted ..............$   0.32    $   0.29    $   0.27    $   0.39    $   0.41    $   0.39    $   0.38    $   0.53


Liquidity and Capital Resources

      We require capital to finance our growth as we add new stores and markets to our operations, which in turn requires additional working capital for increased receivables and inventory. We have historically financed our operations through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended terms provided by our vendors for inventory purchases, acquisition of inventory under consignment arrangements and transfers of receivables to our asset-backed securitization facilities. At January 31, 2006, we had a revolving line of credit facility with a group of lenders in the amount of $50 million, under which we had no borrowings outstanding but utilized $3.0 million of availability to issue letters of credit. We expect that our cash requirements for the foreseeable future, including those for our capital expenditure requirements, will be met with our available line of credit and our existing $45.2 million in cash and cash equivalents at January 31, 2006, together with cash generated from operations. Our current plans are to grow our store base by approximately 10% a year. We expect we will invest in real estate and customer receivables to support the additional stores and same store sales growth. Depending on market conditions we may, at times, enter into sale-leaseback transactions to finance our real estate or seek alternative financing sources for new store expansions and customer receivables growth.

      The following is a comparison of our statement of cash flows for our fiscal years 2005 and 2006:

      The increase in cash flow from operating activities for fiscal year 2006 from fiscal year 2005 of $64.1 million, resulted primarily from increased net income, a smaller increase in the retained interest in the asset backed securitization program and the timing of payments of accounts payable and federal income and employment taxes. Operating cash flows have been positively impacted in the amount of approximately $18.9 million by federal income and employment tax payment deadlines being deferred until February 28, 2006 after Hurricane Rita.

      Our promotional credit programs offered to certain customers provide for "same as cash" interest free periods of varying terms, generally three, six, twelve, eighteen, twenty-four or thirty-six months. These promotional accounts are eligible for securitization up to 30.0% of eligible securitized receivables. The percentage of eligible securitized receivables represented by promotional receivables was 15.0%, 23.5% and 19.4% as January 31, 2004, 2005 and 2006,
respectively. To the extent we exceed the 30.0% limit, or to the extent we have such promotional credit receivables that do not qualify for inclusion in the programs, we are required to use our other capital resources to fund the unpaid balance of the receivables for the promotional period. The weighted average promotional period was 12.5 and 11.8 months for promotional receivables outstanding as of January 31, 2005 and January 31, 2006, respectively. The weighted average remaining term on those same promotional receivables was 9.0 and 7.3 months, respectively. While overall these promotional receivables have a much shorter average weighted life than non-promotional receivables, we receive less income as a result of a reduced net interest margin used in the calculation of the gain on the sale of the receivables. As a result, the existence of the interest free extended payment terms negatively impacts the gains or losses as compared to the other receivables, and results in a decrease in our available cash.

      Net cash used in investing activities was $18.5 million for both fiscal year 2005 and fiscal year 2006. Offsetting the $1.1 million decline in purchases of property and equipment was a $1.1 million decline in proceeds from sales of property and equipment. Included in fiscal 2005 purchase of property and equipment was $1.7 million of purchases by SRDS, which was consolidated in our fiscal 2005 Statement of Cash Flows. The cash expended for property and equipment was used primarily for construction of new stores and the reformatting of existing stores to better support our current product mix. We estimate that capital expenditures for the 2007 fiscal year will approximate $25 million to $30 million.

      We lease 50 of our 56 stores, and our plans for future store locations include primarily leases, but does not exclude store ownership. Our capital expenditures for future store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and warehouses), the cost of which is approximately $1.5 million per store, and for our existing store remodels, in the range of $220,000 per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationship and funding sources and alternatives for new stores, which may include "sale-leaseback" or direct "purchase-lease" programs, as well as other funding sources for our purchase and construction of those projects. If we are successful in these relationship developments, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores, but could include full ownership if it meets our cash investment strategy.

      Net cash from financing activities decreased $19.6 million from $11.9 million for the year ended January 31, 2005, to a use of cash of $7.7 million for the year ended January 31, 2006. This change resulted primarily from increases in payments on various debt instruments of $10.5 million, as opposed to borrowings in the prior year of $10.4 million. Partially offsetting the use of cash was increased proceeds from stock issued under employee benefit plans. We do not expect to incur significant net borrowing or repayments under our bank credit facilities in fiscal 2007.

      On October 31, 2005, we entered into a new, expanded bank credit facility with the same group of banks that had provided the previous credit arrangement. The new agreement expands the line of credit to $50 million, from $35 million, provides an accordion feature to allow further expansion of the facility to $90 million, under certain conditions, and extends the maturity date to November 1, 2010. Additionally, the facility provides sublimits of $8 million for a swingline line of credit for faster advances on borrowing requests, and $5 million for standby letters of credit. Loans under our revolving credit facility may, at our option, bear interest at either the alternate base rate, which is the greater of the administrative agent's prime rate or the federal funds rate, or the adjusted LIBO/LIBOR rate for the applicable interest period, in each case plus an applicable interest margin. The interest margin is between 0.00% and 0.50% for base rate loans and between 0.75% and 1.75% for LIBO/LIBOR alternative rate loans. The interest margin will vary depending on our debt coverage ratio. We additionally pay commitment fees for the undrawn portion of our revolving credit facility. At January 31, 2006 the interest rate on the revolving facility was 7.25%.

      A summary of the significant financial covenants that govern our bank credit facility compared to our actual compliance status at January 31, 2006, is presented below:

                                                                                              Required
                                                                                              Minimum/
                                                                              Actual          Maximum
                                                                         ---------------- ----------------
Debt service coverage ratio must exceed required minimum ................  4.44 to 1.00     2.00 to 1.00
Total adjusted leverage ratio must be lower than required maximum .......  1.53 to 1.00     3.00 to 1.00
Adjusted consolidated net worth must exceed required minimum ............ $ 237,280,000    $ 143,240,000
Charge-off ratio must be lower than required maximum ....................  0.02 to 1.00     0.06 to 1.00
Extension ratio must be lower than required maximum .....................  0.03 to 1.00     0.05 to 1.00
30-day delinquency ratio must be lower than required maximum ............  0.09 to 1.00     0.13 to 1.00

      Note: All terms in the above table are defined by the bank credit facility and may or may not agree directly to the financial statement captions in this document.


      Events of default under the credit facility include, subject to grace periods and notice provisions in certain circumstances, non-payment of principal, interest or fees; violation of covenants; material inaccuracy of any representation or warranty; default under or acceleration of certain other indebtedness; bankruptcy and insolvency events; certain judgments and other liabilities; certain environmental claims; and a change of control. If an event of default occurs, the lenders under the credit facility are entitled to take various actions, including accelerating amounts due under the credit facility and requiring that all such amounts be immediately paid in full. Our obligations under the credit facility are secured by all of our and our subsidiaries' assets, excluding customer receivables owned by the QSPE and certain inventory subject to vendor floor plan arrangements.

      The following table reflects outstanding commitments for borrowings and letters of credit, and the amounts utilized under those commitments, as of January 31, 2006:

                                                                                              Balance     Available
                                     Commitment Expires in Fiscal Year Ending January 31,        at           at
                               ------------------------------------------------------------   January 31, January 31,
                                  2007     2008  2009     2010     2011  Thereafter   Total      2006        2006
                                  ----     ----  ----     ----     ----  ----------   -----      ----        ----
                                                     (in thousands)

Revolving Bank Facility (1) ...$      -                $ 50,000                     $ 50,000  $  3,015    $ 46,985
Unsecured Line of Credit ......   8,000                                                8,000         -       8,000
Inventory Financing (2) .......  30,000                                               30,000    12,626      17,374
Letters of Credit .............   1,500                                                1,500         -       1,500
                               ------------------------------------------------------------------------------------
            Total .............$ 39,500   $  -   $  -  $ 50,000   $  -       $   -  $ 89,500  $ 15,641    $ 73,859
                               ====================================================================================


(1) Includes letter of credit sublimit. There was $3.0 million of letters of credit issued at January 31, 2006.
(2) Included in accounts payable on the consolidated balance sheet as of January 31, 2006.

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

      Based on current operating plans, we believe that cash provided by operating activities, available borrowings under our credit facility, access to the unfunded portion of the variable funding portion of our asset- backed securitization program and our current cash and cash equivalents will be sufficient to fund our operations, store expansion and updating activities and capital expenditure programs through at least January 31, 2007. However, there are several factors that could decrease cash provided by operating activities, including:

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

      o increases in the retained portion of our receivables portfolio under our current QSPE's asset-backed o securitization program as a result of changes in performance or types of receivables transferred (promotional versus non-promotional);

      o     inability  to expand our  capacity  for  financing  our  receivables
            portfolio   under   new   or   replacement   QSPE   o   asset-backed
            securitization programs or a requirement that we retain a higher percentage of the credit portfolio under such programs;

      o increases in the program costs (interest and administrative fees relative to our receivables portfolio) associated with the funding of our receivables;

      o increases in personnel costs required for us to stay competitive in our markets; and

      o our inability to obtain a relationship to provide the purchase of and financing of our capital expenditures for our new stores.

      If cash provided by operating activities during this period is less than we expect or if we need additional financing for future growth, we may need to increase our revolving credit facility or undertake additional equity or debt offerings. We may not be able to obtain such financing on favorable terms, if at all.


      Off-Balance Sheet Financing Arrangements

      At January 31, 2006, the issuer has issued two series of notes: a Series A variable funding note with a capacity of $250.0 million purchased by Three Pillars Funding Corporation and three classes of Series B notes in the aggregate amount of $200.0 million. The commercial paper underlying the Series A variable funding note is rated A1/P1 by Standard and Poors and Moody's, respectively. These ratings represent the highest rating ("highest quality") of each rating agency's three short-term investment grade ratings, except that Standard and Poors could add a "+" which would convert the "highest quality" rating to an "extremely strong" rating. The Series B notes consist of: Class A notes in the amount $120.0 million, rated Aaa by Moody's representing the highest rating ("highest quality") of the four long term investment grade ratings provided by this organization; Class B notes in the amount $57.8 million, rated A2 by Moody's representing the middle of the third rating ("upper medium quality") of the four long term investment grade ratings provided by this organization; and

Class C notes in the amount of $22.2 million, rated Baa2/BBB by Moody's and Fitch, respectively. These ratings represent the lowest of the four investment grades ("medium quality") provided by these organizations. The ratings disclosed are not recommendations to buy, sell or hold securities. These ratings may be changed or withdrawn at any time without notice, and each of the ratings should be evaluated independently of any other rating. We are not aware of a rating by any other rating organization and are not aware of any changes in these ratings. Private institutional investors, primarily insurance companies, purchased the Series B notes. The issuer used the proceeds of these issuances, along with funds provided by us in fiscal 2003 from borrowings under our bank credit facility, to initially purchase eligible accounts receivable from us and to fund a required $8.0 million restricted cash account for credit enhancement of the Series B notes.

      We are entitled to a monthly servicing fee, so long as we act as servicer, in an amount equal to .25% multiplied by the average aggregate principal amount of receivables plus the amount of average aggregate defaulted receivables. The issuer records revenues equal to the interest charged to the customer on the receivables less losses, the cost of funds, the program administration fees paid to either Three Pillars Funding Corporation or the Series B note holders, and the servicing fee. SunTrust Capital Markets, Inc. serves as an administrative agent for Three Pillars Funding Corporation in connection with the Series A variable funding note.

      The Series A variable funding note permits the issuer to borrow funds up to $250.0 million to purchase receivables from us, thereby functioning as a credit facility to accumulate receivables. When borrowings under the Series A variable funding note approach $250.0 million, the issuer intends to refinance the receivables by issuing a new series of notes and use the proceeds to pay down the outstanding balance of the Series A variable funding note, so that the credit facility will once again become available to accumulate new receivables. As of January 31, 2006, borrowings under the Series A variable funding note were $185.0 million.

      The Series A variable funding note matures on September 1, 2007. The issuer will repay the Series A variable funding note and any refinancing note with amounts received from customers pursuant to receivables that we transferred to the issuer. Beginning on October 20, 2006, the issuer will begin to make scheduled principal payments on the Series B notes with amounts received from customers pursuant to receivables that we transferred to the issuer. To the extent that the issuer has not otherwise repaid the Series B notes, they mature on September 1, 2010. We are currently in negotiations to increase the amount and extend the term of the Series A variable funding note and issue a new series of fixed-rate notes to provide funding for additional purchases of receivables and the paydown of the Series B notes.

      The Series A variable funding note bears interest at the commercial paper rate plus an applicable margin, in most instances of 0.8%, and the Series B notes have fixed rates of 4.469%, 5.769% and 8.180% for the Class A, B and C notes, respectively. In addition, there is an annual administrative fee and a non-use fee associated with the unused portion of the committed facility.

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

                               [GRAPHIC OMITTED]

           [SEE SUPPLEMENTAL PDF OF SECURITIZATION FACILITIES CHART]


      Certain Transactions

      Since 1996, we have leased a retail store location of approximately 19,150 square feet in Houston, Texas from Thomas J. Frank, Sr., our Chairman of the Board and Chief Executive Officer. The lease provides for base monthly rental payments of $17,235 plus escrows for taxes, insurance and common area maintenance expenses of increasing monthly amounts based on expenditures by the management company operating the shopping center of which this store is a part through January 31, 2011. We also have an option to renew the lease for two additional five-year terms. Mr. Frank received total payments under this lease of $281,000 in fiscal 2004, 2005 and 2006, respectively. Based on market lease rates for comparable retail space in the area, we believe that the terms of this lease are no less favorable to us than we could have obtained in an arms' length transaction at the date of the lease commencement.

      We leased six store locations from Specialized Realty Development Services, LP ("SRDS"), a real estate development company that was created prior to our becoming publicly held and was owned by various members of management and individual investors of Stephens Group, Inc., a significant shareholder of the company. Based on independent appraisals that were performed on each project that was completed, we believe that the terms of the leases were at least comparable to those that could be obtained in an arms' length transaction. As part of the ongoing operation of SRDS, we received management fees associated with the administrative functions that were provided to SRDS of $5,000, $100,000 and $6,500 for the years ended January 31, 2004, 2005 and 2006, respectively. As of January 31, 2005, we no longer leased any properties from SRDS since it divested itself of the leased properties. As part of the divestiture, SRDS reimbursed us $75,000 for costs related to lease modifications.

      We engage the services of Direct Marketing Solutions, Inc., or DMS, for a substantial portion of its direct mail advertising. Direct Marketing Solutions, Inc. is partially owned (less than 50%) by the Stephens Group Inc., members of the Stephens family, Jon Jacoby, and Doug Martin. The Stephens Group Inc. and the members of the Stephens family are significant shareholders of the Company, and Jon Jacoby and Doug Martin are members of our Board of Directors. The fees we paid to DMS during fiscal years ended 2005 and 2006 amounted to approximately $1.8 million and $4.3 million, respectively. Thomas J. Frank, the Chief
Executive Officer and Chairman of the Board of Directors owned a small percentage (0.7%) at the end of fiscal year 2005, but divested his interest during the first half of fiscal year 2006.

      Contractual Obligations

      The  following   table  presents  a  summary  of  our  known   contractual
obligations as of January 31, 2005, with respect to the specified categories, classified by payments due per period.


                                                           Payments due by period
                                                   --------------------------------------
                                                      Less                         More
                                                      Than     1-3       3-5      Than 5
                                          Total      1 Year   Years     Years     Years
                                        ---------  --------  --------  --------  --------
                                                          (in thousands)
Long term debt .........................$     136  $    136  $      -  $      -  $      -
Operating leases:
Real estate ............................  112,262    14,348    27,448    24,933    45,533
Equipment ..............................    3,795     1,217     1,439       831       308
Purchase obligations (1) ...............    2,789     1,664     1,125         -         -
                                        ---------  --------  --------  --------  --------
Total contractual cash obligations .....$ 118,982  $ 17,365  $ 30,012  $ 25,764  $ 45,841
                                        =========  ========  ========  ========  ========

      ---------------------
      (1) Includes contracts for long-term communication services. Does not include outstanding purchase orders for merchandise, services or supplies which are ordered in the normal course of operations and which generally are received and recorded within 30 days.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Interest rates under our bank credit facility are variable and are determined, at our option, as the base rate, which is the greater of prime rate or federal funds rate plus 0.50% plus the base rate margin, which ranges from 0.00% to 0.50%, or LIBO/LIBOR plus the LIBO/LIBOR margin, which ranges from 0.75% to 1.75%. Accordingly, changes in the prime rate, the federal funds rate or LIBO/LIBOR, which are affected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, our bank credit facility. We are also exposed to interest rate risk associated with our interest only strip and the subordinated securities we receive from our sales of receivables to the QSPE. See footnote 2 to the audited financial statements for disclosures related to the sensitivity of the current fair value of the interest only strip and the subordinated securities to 10% and 20% adverse changes in the factors that affect these assets, including interest rates.

      We held interest rate swaps and collars with notional amounts totaling $20.0 million as of January 31, 2004, with terms extending through April 2005. Those instruments were held for the purpose of hedging variable interest rate risk, primarily related to cash flows from our interest-only strip as well as our variable rate debt. In fiscal 2004, hedge accounting was discontinued for the remaining $20.0 million. At the time the cash flow hedge designation was discontinued, we began to recognize changes in the fair value of the swaps as interest expense and to amortize the accumulated other comprehensive loss related to those derivates as interest expense over the period that the forecasted transactions effected the statement of operations. During fiscal 2004, we reclassified $0.2 million of losses previously recorded in accumulated other comprehensive losses into the statement of operations and recorded $1.7 million of income into the statement of operations because of the change in fair value of the swaps. During fiscal 2005, we reclassified $1.1 million of losses previously recorded in accumulated other comprehensive losses into the statement of operations and recorded $1.1 million of income into the statement of operations because of the change in fair value of the swaps. During fiscal 2006, we reclassified $0.2 million of losses previously recorded in accumulated other comprehensive losses into the statement of operations and recorded $0.2 million of income into the statement of operations because of the change in fair value of the swaps.

      Prior to discontinuing these hedges, each period we recorded hedge ineffectiveness, which arose from differences between the interest rate stated in the derivative instrument and the interest rate upon which the underlying hedged transaction is based. Ineffectiveness totaled $0.4 million, for the year ended January 31, 2004, and is reflected in "Interest Expense" in our consolidated statement of operations. Since all hedge accounting has ceased, no ineffectiveness was recognized in fiscal 2005 or 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

Management's Report on Internal Control Over Financial Reporting..............50

Report of Independent Registered Public Accounting Firm
  on Internal Control Over Financial Reporting................................51

Report of Independent Auditors................................................52

Consolidated Balance Sheets...................................................53

Consolidated Statements of Operations.........................................54

Consolidated Statements of Stockholders' Equity...............................55

Consolidated Statements of Cash Flows.........................................56

Notes to Consolidated Financial Statements....................................57

        Management's Report on Internal Control Over Financial Reporting

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

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment and those criteria, management believes that, as of January 31, 2006, our internal control over financial reporting is effective.

Management's assessment of the effectiveness of our internal control over financial reporting as of January 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Conn's, Inc.
Beaumont, Texas
March 30, 2006



        /s/ David L. Rogers
      -----------------------

         David L. Rogers
      Chief Financial Officer



        /s/ Thomas J. Frank
      -----------------------

         Thomas J. Frank
      Chief Executive  Officer

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders of Conn's, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Conn's, Inc. maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Conn's, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Conn's, Inc. maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Conn's, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Conn's, Inc. as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2006 of Conn's, Inc. and our report dated March 29, 2006 expressed an unqualified opinion thereon.

                                        Ernst & Young LLP

Houston, Texas
March 29, 2006

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Conn's, Inc.

We have audited the accompanying consolidated balance sheets of Conn's, Inc. as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conn's, Inc. at January 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 31, 2005 the Company adopted Financial Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities".

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2006 expressed an unqualified opinion thereon.


                                        Ernst & Young LLP

Houston, Texas
March 29, 2006

                                  Conn's, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                              January 31,
                                                         ---------------------
                                Assets                      2005        2006
                                                         ---------   ---------
Current Assets
Cash and cash equivalents ...............................$  7,027    $ 45,176
Accounts receivable, net of allowance for
  doubtful accounts of $2,211 and $914, respectively ....  26,728      23,542
Interest in securitized assets .......................... 105,159     123,449
Inventories .............................................  62,346      73,987
Deferred income taxes ...................................   4,901       4,670
Prepaid expenses and other assets .......................   3,552       4,004
                                                         ---------   ---------
Total current assets .................................... 209,713     274,828
Non-current deferred income tax asset                       1,523       2,464
Property and equipment
Land ....................................................   2,919       6,671
Buildings ...............................................   8,068       7,084
Equipment and fixtures ..................................  10,036       9,612
Transportation equipment ................................   4,419       3,284
Leasehold improvements ..................................  56,926      65,507
                                                         ---------   ---------
Subtotal ................................................  82,368      92,158
Less accumulated depreciation ........................... (34,658)    (37,332)
                                                         ---------   ---------
Total property and equipment, net .......................  47,710      54,826
Goodwill, net ...........................................   9,617       9,617
Other assets, net .......................................     229         260
                                                         ---------   ---------
Total assets ............................................$268,792    $341,995
                                                         =========   =========

                       Liabilities and Stockholders' Equity

Current Liabilities
Notes payable ...........................................$  5,500    $      -
Current portion of long-term debt .......................      29         136
Accounts payable ........................................  27,108      40,920
Accrued compensation and related expenses ...............   8,548      18,847
Accrued expenses ........................................  11,928      17,380
Income taxes payable ....................................       -       8,794
Deferred income taxes ...................................     966         757
Deferred revenues and allowances ........................   7,383       8,498
Fair value of derivatives ...............................     177           -
                                                         ---------   ---------
Total current liabilities ...............................  61,639      95,332
Long-term debt ..........................................   5,003           -
Non-current deferred tax liability ......................     704         903
Deferred gain on sale of property .......................     644         476
Stockholders' equity
Preferred stock ($0.01 par value, 1,000,000
  shares authorized; none issued or outstanding) ........       -           -
Common stock ($0.01 par value, 40,000,000
  shares authorized; 23,267,596 and 23,571,564
    shares issued and outstanding
      at January 31, 2005 and 2006, respectively) .......     233         236
Accumulated other comprehensive income ..................   7,516       8,004
Additional paid in capital ..............................  84,257      87,067
Retained earnings ....................................... 108,796     149,977
                                                         ---------   ---------
Total stockholders' equity .............................. 200,802     245,284
                                                         ---------   ---------
Total liabilities and stockholders' equity ..............$268,792    $341,995
                                                         =========   =========

See notes to consolidated financial statements.

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except earnings per share)

                                                        Years Ended January 31,
                                                   ---------------------------------
                                                     2004        2005        2006
                                                   ---------   ---------   ---------
Revenues
Product sales .....................................$402,579    $451,560    $569,877
Service maintenance agreement
  commissions (net) ...............................  20,074      23,950      30,583
Service revenues ..................................  18,265      18,725      20,278
                                                   ---------   ---------   ---------
  Total net sales ................................. 440,918     494,235     620,738
Finance charges and other .........................  58,392      72,857      81,684
                                                   ---------   ---------   ---------
Total revenues .................................... 499,310     567,092     702,422
Cost and expenses
Cost of goods sold, including
  warehousing and occupancy costs ................. 313,637     355,159     448,064
Cost of service parts sold, including
  warehousing and occupancy cost ..................   4,075       4,551       5,310
Selling, general and administrative expense ....... 135,174     152,900     181,631
Provision for bad debts ...........................   4,657       5,637       3,769
                                                   ---------   ---------   ---------
    Total cost and expenses ....................... 457,543     518,247     638,774
                                                   ---------   ---------   ---------
Operating income ..................................  41,767      48,845      63,648
Interest expense ..................................   4,577       2,359         400
                                                   ---------   ---------   ---------
Income before minority interest and income taxes ..  37,190      46,486      63,248
Minority interest in limited partnership ..........       -         118           -
                                                   ---------   ---------   ---------
Income before income taxes ........................  37,190      46,368      63,248
Provision for income taxes
  Current .........................................  12,980      16,147      23,048
  Deferred ........................................    (130)         96        (981)
                                                   ---------   ---------   ---------
  Total provision for income taxes ................  12,850      16,243      22,067
                                                   ---------   ---------   ---------
Net Income ........................................  24,340      30,125      41,181
Less preferred dividends ..........................   1,954           -           -
                                                   ---------   ---------   ---------
Net income available for common stockholders ......$ 22,386    $ 30,125    $ 41,181
                                                   =========   =========   =========
Earnings per share
  Basic ...........................................$   1.26    $   1.30    $   1.76
  Diluted .........................................$   1.22    $   1.27    $   1.70
Average common shares outstanding
  Basic ...........................................  17,726      23,192      23,412
  Diluted .........................................  18,335      23,754      24,192

See notes to consolidated financial statements.

                                  Conn's, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)


                                                                         Accum.
                                                                         Other
                                      Preferred Stock    Common Stock    Compre-                        Treasury Stock
                                      ----------------  ---------------  hensive  Paid in   Retained   ----------------
                                      Shares   Amount   Shares   Amount  Income    Capital  Earnings   Shares   Amount     Total
                                      ------  --------  -------  ------  -------  --------  ---------  ------  --------  ---------
Balance January 31, 2003 .............  175    15,226   17,175   $ 172   $2,751   $     -    $68,131   $ 455   $(3,611)  $ 82,669
                                                                                                                                -
Preferred dividends declared .........         10,194                                        (10,194)
Preferred stock redeemed:
   For cash ..........................  (10)   (1,454)                                                                     (1,454)
   For common stock .................. (165)  (23,966)   1,712      17             23,949                                       -
Additional common
  stock issued at IPO ................                   4,623      46             58,311                                  58,357
Exercise of options ..................                      47       1                396                                     397
Cancellation of treasury stock .......                    (455)     (5)                       (3,606)   (455)    3,611          -
Net income                                                                                    24,340                       24,340
Unrealized gain on derivative
  instruments (net of tax of $794),
  net of reclassification
  adjustments of $158
  (net of tax of $ 89) ...............                                    1,411                                             1,411
Adjustment of fair value of securitized
  assets (net of tax of $489),
  net of reclassification adjustments
  of $ 239 (net of tax of $ 134) .....                                      870                                               870
                                                                                                                         ---------
Total comprehensive income ...........                                                                                     26,621
                                      ------  --------  -------  ------  -------  --------  ---------  ------  --------  ---------
Balance January 31, 2004 .............    -         -   23,102     231    5,032    82,656     78,671       -         -    166,590

Exercise of options,
  including tax benefit ..............                     162       2              1,492                                   1,494
Issuance of common stock under
  Employee Stock Purchase Plan .......                       9                        109                                     109
Forfeiture of 5,181 restricted shares                       (5)                                                                 -
Net income ...........................                                                        30,125                       30,125
Reclassification adjustments
   on derivative instruments
   (net of tax of $ 399) .............                                      732                                               732
Adjustment of fair value of
   securitized assets (net of
   tax of $955), net of reclass-
   ification adjustments of
   $9,643 (net of tax of $5,249) .....                                    1,752                                             1,752
                                                                                                                         ---------
Total comprehensive income ...........                                                                                     32,609
                                      ------  --------  -------  ------  -------  --------  ---------  ------  --------  ---------
Balance January 31, 2005 .............    -         -   23,268     233    7,516    84,257    108,796       -         -    200,802

Exercise of options,
including tax benefit ................                     293       3              2,618                                   2,621
Issuance of common stock under
Employee Stock Purchase Plan .........                      11                        192                                     192
Net income ...........................                                                        41,181                       41,181
Reclassification adjustments
   on derivative instruments
   (net of tax of $ 86) ..............                                      160                                               160
Adjustment of fair value of
   securitized assets (net of
   tax of $164), net of reclass-
   ification adjustments of
   $9,175 (net of tax of $4,963) .....                                      328                                               328
                                                                                                                         ---------
Total comprehensive income ...........                                                                                     41,669
                                      ------  --------  -------  ------  -------  --------  ---------  ------  --------  ---------
Balance January 31, 2006 .............    -   $     -   23,572   $ 236   $8,004   $87,067   $149,977       -   $     -   $245,284
                                      ======  ========  =======  ======  =======  ========  =========  ======  ========  =========

See notes to consolidated financial statements.

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          Years Ended January 31,
                                                                     ---------------------------------
                                                                        2004        2005        2006
                                                                     ---------   ---------   ---------

Cash flows from operating activities
Net income ..........................................................$ 24,340    $ 30,125    $ 41,181
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation ......................................................   6,654       8,777      11,271
  Amortization ......................................................     592          18        (318)
  Provision for bad debts ...........................................   4,657       5,637       3,769
  Accretion from interests in securitized assets .................... (12,529)    (14,892)    (14,138)
  Provision for deferred income taxes ...............................    (130)         96        (981)
  Loss (gain) from sale of property and equipment....................      64         126          69
  Discounts on promotional credit, net ..............................       -       1,571         691
  Losses (gains) from derivatives ...................................  (1,010)        (15)         69
Change in operating assets and liabilities:
  Accounts receivable ............................................... (11,412)    (29,339)     (4,889)
  Inventory .........................................................  (7,624)     (8,604)    (11,641)
  Prepaid expenses and other assets .................................     900        (515)       (452)
  Accounts payable ..................................................   1,910         696      13,812
  Accrued expenses ..................................................   4,200       7,697      15,751
  Income taxes payable ..............................................   2,429      (2,430)      8,794
  Deferred revenues and allowances ..................................    (648)      1,222       1,330
                                                                     ---------   ---------   ---------
Net cash provided by operating activities ...........................  12,393         170      64,318
                                                                     ---------   ---------   ---------
Cash flows from investing activities
  Purchase of property and equipment ................................  (9,401)    (19,619)    (18,490)
  Proceeds from sales of property ...................................   1,291       1,131          34
                                                                     ---------   ---------   ---------
Net cash used in investing activities ...............................  (8,110)    (18,488)    (18,456)
                                                                     ---------   ---------   ---------
Cash flows from financing activities
  Net proceeds from the sale of common stock ........................  58,357           -           -
  Net proceeds from stock issued under employee benefit plans,
      including tax benefit .........................................     397       1,603       2,813
  Redemption of preferred stock .....................................  (1,454)          -           -
  Net borrowings (payments) under line of credit .................... (31,999)     10,500     (10,500)
  Payments on term note ............................................. (15,000)          -           -
  Increase in debt issuance costs ...................................    (213)       (118)       (130)
  Borrowings on promissory notes ....................................       -           -         136
  Payment of promissory notes .......................................  (4,901)        (60)        (32)
                                                                     ---------   ---------   ---------
Net cash provided by (used in) financing activities .................   5,187      11,925      (7,713)
                                                                     ---------   ---------   ---------
Impact on cash of consolidation of SRDS .............................   1,024         478           -
                                                                     ---------   ---------   ---------
Net change in cash ..................................................  10,494      (5,915)     38,149
Cash and cash equivalents
  Beginning of the year .............................................   2,448      12,942       7,027
                                                                     ---------   ---------   ---------
  End of the year ...................................................$ 12,942    $  7,027    $ 45,176
                                                                     =========   =========   =========
Supplemental disclosure of cash flow information
  Cash interest paid ................................................$  5,718    $  2,387    $    635
  Cash income taxes paid, net of refunds ............................  10,162      19,372      13,179
  Cash interest received from interests in securitized assets .......  12,801      19,630      26,996
  Cash proceeds from new securitizations ............................ 213,741     256,139     285,529
  Cash flows from servicing fees ....................................  11,963      14,496      17,542
Supplemental disclosure of non-cash activity
  Customer receivables exchanged for interests in securitized assets   41,123      58,342      58,835
  Amounts reinvested in interests in securitized assets ............. (56,478)    (81,652)    (76,133)

 See notes to consolidated financial statements.

                                  CONN'S , INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                January 31, 2006

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

      Application of FIN 46. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51, or FIN 46. FIN 46 requires entities, generally, to be consolidated by a company when it has a controlling financial interest through ownership, direct or indirect, of a majority voting interest in an entity with which it conducts business. The Company evaluated the effects of the issuance of FIN 46 on the accounting for its leases with Specialized Realty Development Services, LP ("SRDS") and determined that it was appropriate to consolidate the balance sheet of SRDS with the Company as of January 31, 2004. As of January 31, 2005, the Company no longer leased any of its facilities from SRDS and therefore FIN 46 no longer applies and the Company no longer consolidates SRDS's balance sheet or statement of operations. However, the operations of SRDS are consolidated with those of the Company commencing on February 1, 2004 through the last effective date of the Company's leases with SRDS of January 30, 2005. The effect of such consolidation on the Company's Statement of Operations for the year ended January 31, 2005 was to reduce "Selling, general and administrative expense" by $0.9 million, increase "Interest expense" by $0.8 million and reduce "Income before income taxes" by $0.1 million for "Minority interest in limited partnership". The Company had no exposure to losses incurred by SRDS.

      Business Activities. The Company, through its retail stores, provides products and services to its customer base in six primary market areas, including southern Louisiana, southeast Texas, Houston, South Texas, San Antonio/Austin, and Dallas, Texas. Products and services offered through retail sales outlets include major home appliances, consumer electronics, home office equipment, lawn and garden products, mattresses, furniture, service maintenance agreements, installment and revolving credit account services, and various credit insurance products. These activities are supported through an extensive service, warehouse and distribution system. For the reasons discussed below, the aggregation of operating companies represent one reportable segment under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Accordingly, the accompanying consolidated financial statements reflect the operating results of the Company's single reportable segment. The Company's retail stores bear the "Conn's" name, and deliver the same products and services to a common customer group. The Company's customers generally are individuals rather than commercial accounts. All of the retail stores follow the same procedures and methods in managing their operations. The Company's management evaluates performance and allocates resources based on the operating results of the retail stores and considers the credit programs, service contracts and distribution system to be an integral part of the Company's retail operations.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Vendor Programs. The Company receives funds from vendors for price protection, product and volume rebates, marketing, training and promotional programs which are recorded on as the amounts are earned as a reduction to the related product cost or advertising expense, according to the nature of the program. The Company accrues rebates based on the satisfaction of terms of the program and sales of qualifying products even though funds may not be received until the end of a quarter or year. If the programs are related to product purchases, which would include price protection, product and volume rebates, the allowances, credits, or payments are recorded as a reduction of product cost and are reflected in cost of goods sold when the related product is sold. If the programs relate to marketing, training and promotions that are not for reimbursement of specific incremental costs, the allowances, credits or payments are reflected as a reduction of cost of goods sold. If the programs are related to promotion or marketing of the product, the allowances, credits, or payments for reimbursement of specific, incremental, identifiable, advertising-related costs incurred in selling the vendors' products are recorded as a reduction of advertising expense and are reflected in selling, general and administrative expenses in the period in which the expense is incurred. The credits/payments received from vendors that were netted against advertising expense for the years ended January 31, 2004, 2005 and 2006 were $2.8 million, $4.8 million and $5.8 million, respectively.

      Earnings Per Share. In accordance with SFAS No. 128, Earnings per Share, the Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any stock options granted calculated under the treasury method. The following table sets forth the shares outstanding for the earnings per share calculations (shares in thousands):

                                                                  Year Ended January 31,
                                                             ----------------------------
                                                               2004      2005      2006
                                                             --------  --------  --------
Common stock outstanding, beginning of period ..............  17,175    23,102    23,268
Weighted average common stock issued in initial
  public offering ..........................................     719                   -
Weighted average common stock issued in preferred
  stock redemption .........................................     285                   -
Weighted average common stock issued in stock
  option exercises .........................................       2        89       142
Weighted average common stock issued to employee
  stock purchase plan ......................................       -         3         2
Weighted average number of restricted shares forfeited .....       -        (2)
Less: Weighted average treasury shares purchased and
  weighted average shares purchased and cancelled ..........    (455)                  -
                                                             --------  --------  --------
Shares used in computing basic earnings per share ..........  17,726    23,192    23,412
Dilutive effect of stock options, net of assumed repurchase
  of treasury stock ........................................     609       562       780
                                                             --------  --------  --------
Shares used in computing diluted earnings per share ........  18,335    23,754    24,192
                                                             ========  ========  ========




      During the periods presented, options with an exercise price in excess of the average market price of the Company's common stock are excluded from the calculation of the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of options not included in the calculation of the dilutive effect of stock options was 0.1 million for each of the years ended January 31, 2005 and 2006, and none for the year ended January 31, 2004.

      Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      Inventories. Inventories consist of finished goods or parts and are valued at the lower of cost (moving weighted average method) or market.

      Property and Equipment. Property and equipment are recorded at cost. Costs associated with major additions and betterments that increase the value or extend the lives of assets are capitalized and depreciated. Normal repairs and maintenance that do not materially improve or extend the lives of the respective assets are charged to operating expenses as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, or in the case or leasehold improvements, over the shorter of the estimated useful lives or the remaining terms of the respective leases. The estimated lives used to compute depreciation expense are summarized as follows:

          Buildings .............................     30 years
          Equipment and fixtures ................  3 - 5 years
          Transportation equipment ..............      3 years
          Leasehold improvements ................ 5 - 10 years

      Property and equipment are evaluated for impairment at the retail store level. The Company performs a periodic assessment of assets for impairment in the absence of such information or indicators. Additionally, an impairment evaluation is performed whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store's performance. For property and equipment to be held and used, the Company recognizes an impairment loss if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

      All gains and losses on sale of assets are included in "Selling, general and administrative expense" in the consolidated statements of operations.

                                           Years Ended January 31,
                                        ------------------------------
(in thousands of dollars)                   2004      2005       2006
----------------------------------      --------- --------- ----------
Gain (loss) on sale of assets ..........     (64)     (126)       (69)

      Receivable Sales and Interests in Securitized Receivables. The Company enters into securitization transactions to sell customer retail installment and revolving receivable accounts. In these transactions, the Company retains interest-only strips and subordinated securities, all of which are retained interests in the securitized receivables. Gain or loss on the sales of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests, based on their relative fair value at the date of transfer. Retained interests are carried at fair value on the Company's balance sheet as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Impairment and interest income are recognized in accordance with Emerging Issues Task Force ("EITF") No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Servicing fees are recognized monthly as they are earned. Gains on sales of receivables, impairment on retained interests, interest income from retained interests and servicing fees are included in "Finance charges and other" in the consolidated statement of operations.

      The Company estimates fair value of its retained interest in both the initial securitization and thereafter based on the present value of future expected cash flows using management's best estimates of the key assumptions--credit losses, prepayment rates, forward yield curves, and discount rates commensurate with the risks involved. The Company's retained interest in the transferred receivables are valued on a revolving pool basis.

      Receivables Not Sold. Certain receivables are not eligible for inclusion in the securitization transactions and are therefore carried on the Company's balance sheet in "Accounts receivable". Such receivables are recorded net of an allowance for doubtful accounts, which is calculated based on historical losses. Generally, a receivable is considered delinquent if a payment has not been received on the scheduled due date. Generally, an account that is delinquent more than 120 days and for which no payment has been received in the past seven months will be charged-off against the allowance and interest accrued subsequent to the last payment will be reversed. The Company has a secured interest in the merchandise financed by these receivables and therefore has the opportunity to recover a portion of the charged-off value. (See also Note 2.)

      Goodwill. Goodwill represents the excess of purchase price over the fair market value of net assets acquired. The Company assesses the potential future impairment of goodwill on an annual basis, or at any other time when impairment indicators exist. In fiscal 2004, 2005 and 2006, the Company concluded that goodwill was not impaired based on its annual impairment testing.

      Income Taxes. The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that are expected be in effect when the differences are expected to reverse.

      Revenue Recognition. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates or other free products or services. The Company sells service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligor on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. The Company records a receivable for earned but unremitted retrospective commissions and reserves for future cancellations of service maintenance agreements and credit insurance contracts estimated based on historical experience. Where the Company sells service maintenance agreements in which it is deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These Company-obligor service maintenance agreements are renewal contracts which provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third-party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under EITF No. 00-21, Revenue Arrangements with Multiple Deliverables and are valued based on the agreed upon retail selling price. The amounts of service maintenance agreement revenue deferred at January 31, 2005 and 2006 were $3.9 million and $3.6 million, respectively, and are included in "Deferred revenue and allowances" in the accompanying balance sheets. Under the renewal contracts, the Company defers and amortizes its direct selling expenses over the contract term and records the cost of the service work performed as products are repaired.

      The classification of the amounts included as "Finance charges and other" is summarized as follows (in thousands):

                                                                 Years Ended January 31,
                                                           -----------------------------------
                                                             2004        2005        2006
                                                           ---------   ---------   ---------

          Securitization income:
            Servicing fees received ....................... $11,963     $14,496     $17,542
            Accretion of gains on sale of receivables .....  12,529      14,892      14,138
            Interest earned on retained interests .........  12,801      19,630      26,996
                                                           ---------   ---------   ---------
              Total securitization income .................  37,293      49,018      58,676
          Interest Income from receivables not sold .......     888       1,224       1,181
          Insurance commissions ...........................  16,498      17,992      18,305
          Other ...........................................   3,713       4,623       3,522
                                                           ---------   ---------   ---------
              Finance charges and other ................... $58,392     $72,857     $81,684
                                                           =========   =========   =========

          Gains on sale of receivables .................... $13,510     $17,604     $14,692
                                                           =========   =========   =========

      Securitization income includes accretion of gains on sales of receivables, impairment of retained interests, interest income from retained interests and servicing fees. No significant impairments related to the interest only strip of retained interests have been recorded in the years ended January 31, 2004, 2005, or 2006. Gains on sale of receivables will be recognized as securitization income as accretion over the lives of the related receivables. See "Receivable Sales and Interest in Securitized Receivables" for revenue recognition policies related to these components.

      The Company offers interest free promotional programs for three- to 24-month contracts and has recorded interest income only on those contracts that are not expected to make payments within the time period specified to satisfy the promotional requirements. The Company also offers 24- and 36-month no-interest contracts on which no interest is owed for the term of the contract, unless the terms of the contract related to periodic payments are not met, in which case interest accrues at the normal contract rate from that point forward. Other than these promotional programs, the Company does not extend credit at interest rates other than market rates.

      The following table sets forth the sales made under the interest free programs (in thousands):

                                                   Years Ended January 31,
                                              ----------------------------------
                                                 2004       2005         2006
                                              ---------- ---------- ------------

         Sales under interest-free programs ..  $66,986   $126,575     $159,767


      These sales are recognized at the time the product is delivered to the customer, which is consistent with the above stated policy. Considering the short-term nature of interest free programs for terms less than one year, sales are recorded at full value and are not discounted. Sales financed by longer-term (18-, 24- and 36-month) interest free programs are recorded at their net present value (see "Application of APB 21 to Cash Option Programs that Exceed One Year in Duration" below). Receivables arising out of the Company's interest-free programs are securitized with other qualifying customer receivables.

      The Company classifies amounts billed to customers relating to shipping and handling as revenues. Costs of $15.1 million, $16.7 million and $21.0 million associated with shipping and handling revenues are included in "Selling, general and administrative expense" for the years ended January 31, 2004, 2005 and 2006, respectively.

      Fair Value of Financial Instruments. The fair value of cash and cash equivalents, receivables, and notes and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of the Company's interests in securitized receivables is determined by estimating the present value of future expected cash flows using management's best estimates of the key assumptions, including credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved. See Note 2. The carrying value of the Company's long-term debt approximates fair value due to either the time to maturity or the existence of variable interest rates that approximate current market rate.

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

       We held interest rate swaps and collars with notional amounts totaling $20 million at both January 31, 2004 and 2005, with terms extending through April 2005. Those instruments were held for the purpose of hedging a portion of the variable interest rate risk, primarily related to cash flows from our interest-only strip as well as our variable rate debt. Hedge accounting was discontinued for the rate swaps in fiscal 2004. At the time the cash flow hedge designation was discontinued, we began to recognize changes in the fair value of the swaps as interest expense and amortize the accumulated other comprehensive loss related to those derivates as interest expense over the period that the forecasted transactions effected the statement of operations. During fiscal 2004, we reclassified $0.2 million of losses previously recorded in accumulated other comprehensive losses into the statement of operations and recorded $1.7 million of income into the statement of operations because of the change in fair value of the swaps. During fiscal 2005, we reclassified $1.1 million of losses previously recorded in accumulated other comprehensive losses into the statement of operations and recorded $1.1 million of income into the statement of operations because of the change in fair value of the swaps. During fiscal 2006, we reclassified $0.2 million of losses previously recorded in accumulated other comprehensive losses into the statement of operations and recorded $0.2 million of income into the statement of operations because of the change in fair value of the swaps.

      Prior to discontinuing these hedges, each period we recorded hedge ineffectiveness, which arose from differences between the interest rate stated in the derivative instrument and the interest rate upon which the underlying hedged transaction is based. Ineffectiveness totaled $0.4 million for the year ended January 31, 2004, and is reflected in "Interest Expense" in our consolidated statement of operations. Since all hedge accounting has ceased, no ineffectiveness was recognized in fiscal 2005 or 2006.

      Stock-Based Compensation. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company follows the intrinsic value method of accounting for stock-based compensation issued to employees, as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Since all options have been issued at or above fair value, no compensation expense has been recognized under the Company's stock option plan for any of the periods presented. Additionally, no compensation expense is recorded for shares issued pursuant to the employee stock purchase plan as it is a qualified plan.

      If compensation expense for the Company's stock option plan and employee stock purchase plan had been recognized using the fair value method of accounting under SFAS 123, net income and earnings per share would have decreased by the percentages reflected in the tables below. The straight-line attribution method was used to allocate compensation expense over the vesting period for the stock option plan. The fair value of the options issued was estimated on the date of grant, with the weighted average assumptions used for grants as reflected in the table. For post-IPO grants the Company has used the Black-Scholes model to determine fair value. Prior to the IPO, the fair value of the options issued was estimated using the minimum valuation option-pricing model. Fair value compensation expense for the employee stock purchase plan was computed as the 15% discount from fair market value the employee receives when purchasing the shares. The following presents the impact to earnings per share if the Company had adopted the fair value recognition provisions of SFAS 123 (dollars in thousands except per share data):

                                                                   Years Ended January 31,
                                                              ----------------------------------
                                                                 2004        2005         2006
                                                              ----------  ----------  ----------

      Net income available for common stockholders as
       reported ..............................................$  22,386   $  30,125   $  41,181
      Stock-based compensation, net of tax, that would have
        been reported under SFAS 123 .........................     (530)     (1,017)     (1,313)
                                                              ----------  ----------  ----------
      Pro forma net income ...................................$  21,856   $  29,108   $  39,868
                                                              ==========  ==========  ==========

      Earnings per share-as reported:
        Basic ................................................$    1.26   $    1.30   $    1.76
        Diluted ..............................................$    1.22   $    1.27   $    1.70
      Pro forma earnings per share:
        Basic ................................................$    1.23   $    1.26   $    1.70
        Diluted ..............................................$    1.20   $    1.23   $    1.66
      Percent change:
        Net income ...........................................     (2.4)%      (3.4)%      (3.2)%
      Assumptions used in pricing model:
        Weighted average risk free interest rates ............      0.9%        1.8%        3.9%
        Weighted average expected lives in years .............      4.3         4.4         4.6
        Weighted average volatility ..........................     37.5%       30.0%       32.0%
        Expected dividends ...................................        -           -           -

      Self insurance. The Company is self-insured for certain losses relating to group health, workers' compensation, automobile, general and product liability claims. The Company has stop loss coverage to limit the exposure arising from these claims. Self-insurance losses for claims filed and claims incurred, but not reported, are accrued based upon the Company's estimates of the aggregate liability for uninsured claims incurred using development factors based on historical experience.

      Expense Classifications. The Company records "Cost of goods sold" as the direct cost of products sold, any related in-bound freight costs, and receiving costs, inspection costs, internal transfer costs, and other costs associated with the operations of its distribution system. Also included in "Cost of goods sold" is an allocation of advertising expense computed at approximately 6% of the product direct cost. The offset for this allocation is in "Selling, general and administrative expense" and is netted with advertising costs along with vendor rebates (see "Vendor Programs" above). Advertising expense included in Selling, general and administrative expense for the years ended January 31, 2004, 2005 and 2006, was:

                                                                   Years Ended January 31,
                                                            ------------------------------------
                                                               2004         2005         2006
                                                            ----------   ----------  -----------
                                                                        (in thousands)
      Gross advertising expense ............................$  24,686    $  28,564    $  32,107
      Less:
      Vendor rebates .......................................   (2,812)      (4,752)      (5,793)
      Allocation to Cost of goods sold .....................  (17,517)     (20,635)     (26,621)
                                                            ----------   ----------   ----------
      Net advertising expense in
          Selling, general and adminstrative expense .......$   4,357    $   3,177     $   (307)
                                                            ==========   ==========   ==========


      In addition, the Company records as "Cost of service parts sold" the direct cost of parts used in its service operation and the related inbound freight costs, purchasing and receiving costs, inspection costs, internal transfer costs, and other costs associated with the warranty and service distribution operation.

      The costs associated with the Company's merchandising function, including product purchasing, advertising, sales commissions, and all store occupancy costs are included in "Selling, general and administrative expense."

      Application of APB 21 to Cash Option Programs that Exceed One Year in Duration. In February 2004, the Company began offering promotional credit payment plans on certain products that extend beyond one year. In accordance with APB 21, Interest on Receivables and Payables, such sales are discounted to their fair value resulting in a reduction in sales and receivables and the amortization of the discount amount over the term of the deferred interest payment plan. The difference between the gross sale and the discounted amount is reflected as a reduction of Product sales in the consolidated statements of operations and the amount of the discount being amortized in the current period is recorded in Finance charges and other. For the years ended January 31, 2005 and 2006, "Product sales" were reduced by $2.4 million and $3.1 million, respectively, and "Finance charges and other" was increased by $0.9 million and $2.4 million, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount.

      Reclassifications. Certain reclassifications have been made in the prior years' financial statements to conform to the current year's presentation.

      Accumulated Other Comprehensive Income. The balance of accumulated other comprehensive income (net of tax) at January 31, 2005 was comprised of $7.7 million of unrealized gains on interests in securitized assets less $0.2 million of unrealized losses on derivatives. The balance of accumulated other comprehensive income (net of tax) at January 31, 2006 was comprised of $8.0 million of unrealized gains on interests in securitized assets.

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

      This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date. As of the required effective date, all public entities will apply this statement using a modified version of prospective application, which requires recognition of compensation cost on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. The Company is required to adopt this statement on February 1, 2006, and intends to elect the modified retrospective application and will adjust the financial statements for prior periods to give effect to the fair-value-based method of accounting for share-based payments. See Note 1 - Stock-Based Compensation for the expected impact on prior year "Net income".

      In February 2006, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, was issued. This statements is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently analyzing the impact this statement will have on its consolidated results of operations and its financial position.

      In March 2006, SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, was issued. This statement requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of each class of separately recognized servicing assets, permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and, requires separate presentation of and additional disclosures for servicing assets and servicing liabilities subsequently measured at fair value. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently analyzing the impact this statement will have on its consolidated results of operations and its financial position.

2.    Interests in Securitized Receivables

         The Company has an agreement to sell customer receivables. As part of this agreement, the Company sells eligible retail installment and revolving receivable accounts to a QSPE that pledges the transferred accounts to a trustee for the benefit of investors. The following table summarizes the availability of funding under the Company's securitization program at January 31, 2006 (in thousands):

                                  Capacity     Utilized    Available
                                 ----------   ----------   ----------
Series A ........................$ 250,000    $ 185,000     $ 65,000
Series B - Class A ..............  120,000      120,000           --
Series B - Class B ..............   57,778       57,778           --
Series B - Class C ..............   22,222       22,222           --
                                 ----------   ----------    ---------
  Total .........................$ 450,000    $ 385,000     $ 65,000
                                 ==========   ==========    =========


      The Series A program functions as a credit facility to fund the initial transfer of eligible receivables. When the facility approaches capacity, the QSPE ("Issuer") intends to seek financing to pay down the outstanding balance in the Series A variable funding note; at that point, the facility will once again become available to accumulate the transfer of new receivables or to meet required principal payments on other series as they become due. This new financing could be in the form of additional notes, bonds or other instruments as the market might allow. The Series A program matures September 1, 2007. The Series B program (which is non-amortizing for the first four years) matures officially on September 1, 2010, although it is expected that the principal payments, which are required to begin in October 2006, will retire the bonds prior to that date.

      The agreement contains certain covenants requiring the maintenance of various financial ratios and receivables performance standards. The Company was in compliance with the requirements of the agreement as of January 31, 2006. As part of the new securitization program, the Company and Issuer arranged for the issuance of a stand-by letter of credit in the amount of $10.0 million to provide assurance to the trustee on behalf of the bondholders that funds collected monthly by the Company, as servicer, will be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year, and the maximum potential amount of future payments is the face amount of the letter of credit. The letter of credit is callable, at the option of trustee, if the Company, as servicer, fails to make the required monthly payments of the cash collected to the trustee.

      Through its retail sales activities, the Company generates customer retail installment and revolving receivable accounts. The Company enters into securitization transactions to sell these accounts to the QSPE. In these securitizations, the Company retains servicing responsibilities and subordinated interests. The Company receives annual servicing fees and other benefits approximating 3.9% of the outstanding balance and rights to future cash flows arising after the investors in the securities issued by or on behalf of the QSPE have received from the trustee all contractually required principal and interest amounts. The Company does not record an asset or liability related to any servicing obligations because the servicing benefits received are determined to be just adequate to compensate the Company for its servicing responsibilities. The investors and the securitization trustee have no recourse to the Company's other assets for failure of the individual customers of the Company and the QSPE to pay when due. The Company's retained interests are subordinate to the investors' interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

      The fair values of the Company's interest in securitized assets were as follows (in thousands):

                                                         January 31,
                                                -----------------------------
                                                     2005            2006
                                                -------------   -------------
Interest-only strip ............................$     16,365    $     18,853
Subordinated securities ........................      88,794         104,596
                                                -------------   -------------
Total fair value of interests in securitized
 assets ........................................$    105,159    $    123,449
                                                =============   =============


      The table below summarizes valuation assumptions used for each period presented:

                                                  Years Ended January 31,
                                            --------------------------------
                                                2004      2005         2006
                                            ------------------- ------------
      Prepayment rates
        Primary installment ................     1.5%      1.5%         1.5%
        Primary revolving ..................     3.0%      3.0%         3.0%
        Secondary installment ..............     1.5%      1.5%         1.5%
      Net interest spread
        Primary installment ................    12.2%     12.0%        11.1%
        Primary revolving ..................    12.2%     12.0%        11.1%
        Secondary installment ..............    13.0%     13.6%        13.5%
      Expected losses
        Primary installment ................     3.5%      3.4%         3.0%
        Primary revolving ..................     3.5%      3.4%         3.0%
        Secondary installment ..............     3.5%      3.4%         3.0%
      Projected expense
        Primary installment ................     3.9%      3.9%         3.9%
        Primary revolving ..................     3.9%      3.9%         3.9%
        Secondary installment ..............     3.9%      3.8%         3.9%
      Discount rates
        Primary installment ................    10.0%     10.0%        13.0%
        Primary revolving ..................    10.0%     10.0%        13.0%
        Secondary installment ..............    14.0%     14.0%        17.0%
      Delinquency and deferral rates
        Primary installment ................     9.4%     10.1%         9.3%
        Primary revolving ..................    11.3%      8.9%         7.3%
        Secondary installment ..............    16.5%     15.3%        14.0%

      At January 31, 2006, key economic assumptions and the sensitivity of the current fair value of the interests in securitized assets to immediate 10% and 20% adverse changes in those assumptions are as follows (dollars in thousands):

                                                         Primary       Primary      Secondary
                                                        Portfolio     Portfolio     Portfolio
                                                       Installment    Revolving    Installment
                                                      ------------- -------------- ------------
Fair value of interest in securitized assets .........    $87,491         $9,691       $26,267

Expected weighted average life .......................  1.2 years     1.4 years      1.6 years

Annual prepayment rate assumption ....................        1.5%           3.0%          1.5%
  Impact on fair value of 10% adverse change .........    $   122         $   14       $   108
  Impact on fair value of 20% adverse change .........    $   240         $   27       $   210
Net interest spread assumption .......................       11.1%          11.1%         13.5%
  Impact on fair value of 10% adverse change .........    $ 2,845         $  315       $ 1,545
  Impact on fair value of 20% adverse change .........    $ 5,630         $  624       $ 3,019
Expected losses assumptions ..........................        3.0%           3.0%          3.0%
  Impact on fair value of 10% adverse change .........    $   775         $   86       $   349
  Impact on fair value of 20% adverse change .........    $ 1,546         $  171       $   695
Projected expense assumption .........................        3.9%           3.9%          3.9%
  Impact on fair value of 10% adverse change .........    $   983         $  109       $   421
  Impact on fair value of 20% adverse change .........    $ 1,966         $  217       $   841
Discount rate assumption .............................       13.0%          13.0%         17.0%
  Impact on fair value of 10% adverse change .........    $   821         $   91       $   482
  Impact on fair value of 20% adverse change .........    $ 1,630         $  181       $   951
Delinquency and deferral .............................        9.3%           7.3%         14.0%
  Impact on fair value of 10% adverse change (1) .....    $    73         $    8       $    96
  Impact on fair value of 20% adverse change (1) .....    $   146         $   16       $   186
---------------------------------------------------------------

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

      The following illustration presents quantitative information about the receivables portfolios managed by the Company (in thousands):

                                    Total Principal Amount
                                               of             Principal Amount Over
                                          Receivables          60 Days Past Due (1)
                                          January 31,              January 31,
                                    -----------------------  -----------------------
                                         2005         2006        2005         2006
                                    ----------  -----------  ----------  -----------
      Primary portfolio:
                 Installment .......$ 328,042   $  380,603   $  16,636   $   24,934
                 Revolving .........   30,210       41,046         867        1,095
                                    ----------  -----------  ----------  -----------
      Subtotal .....................  358,252      421,649      17,503       26,029
      Secondary portfolio:
                 Installment .......   70,448       98,072       5,640        9,508
                                    ----------  -----------  ----------  -----------
      Total receivables managed ....  428,700      519,721      23,143       35,537
      Less receivables sold ........  419,172      509,681      21,540       33,483
                                    ----------  -----------  ----------  -----------
      Receivables not sold .........    9,528       10,040   $   1,603   $    2,054
                                                             ==========  ===========
      Non-customer receivables .....   17,200       13,502
                                    ----------  -----------
                Total accounts
                 receivable, net ...$  26,728   $   23,542
                                    ==========  ===========


                                       Average Balances         Net Credit Losses
                                        January 31, (1)          January 31, (2)
                                    -----------------------  -----------------------
                                         2005         2006       2005          2006
                                    ----------  -----------  ---------  ------------
      Primary portfolio:
                 Installment .......$ 297,187   $  352,315
                 Revolving .........   25,921       35,149
                                    ----------  -----------
      Subtotal .....................  323,108      387,464   $  8,829   $    11,303
      Secondary portfolio:
                 Installment .......   64,484       83,461      2,394         2,421
                                    ----------  -----------  ---------  ------------
      Total receivables managed ....  387,592      470,925     11,223        13,724
      Less receivables sold ........  378,178      461,215      9,760        13,165
                                    ----------  -----------  ---------  ------------
      Receivables not sold .........$   9,414   $    9,710   $  1,463   $       559
                                    ==========  ===========  =========  ============


      --------------
      (1)   Amounts are based on end of period balances.

      (2) Amounts represent total loan loss provision, net of recoveries, on total receivables.

3.    Notes Payable and Long-Term Debt

      At January 31, 2006, the Company had $47.0 million of its $50 million revolving credit facility available for borrowings. The amounts utilized under the revolving credit facility reflected $3.0 million related to letters of credit issued. The letters of credit were issued under a $5.0 million sublimit provided under the facility for standby letters of credit. Additionally, there were no amounts outstanding under a short-term revolving bank agreement that provides up to $8.0 million of availability on an unsecured basis. This unsecured facility matures in May 2006 and has a floating rate of interest, based on Prime, which equaled 7.00% at January 31, 2006.

      Long-term debt consists of the following (in thousands, except repayment explanations):

                                                              January 31,
                                                          --------------------
                                                             2005      2006
                                                          --------- ----------
Revolving credit facility with interest at variable
  rates (7.25% at January 31, 2006) ......................$  5,000  $       -
Promissory notes, due in monthly installments ............      32        136
                                                          --------- ----------
Total long-term debt .....................................   5,032        136
Less amounts due within one year .........................     (29)      (136)
                                                          --------- ----------
Amounts classified as long-term ..........................$  5,003  $       -
                                                          ========= ==========

      The revolving facility is subject to the Company maintaining various financial and non-financial covenants. In addition, the provisions of the bank credit facility limit the payment of dividends on the Company's common stock. As of January 31, 2005 and January 31, 2006, the Company was in compliance with all financial and non-financial covenants.

      The current agreement provides for a revolving facility capacity of $50 million, with a $5 million letter of credit sublimit and an $8.0 million sublimit for a swingline of credit. Interest rates are variable and are determined, at the option of the Company, at the Base Rate (the greater of Agent's prime rate or federal funds rate plus 0.50%) plus the Base Rate Margin (which ranges from 0.00% to 0.50%) or LIBO/LIBOR Rate plus the LIBO/LIBOR Margin (which ranges from 0.75% to 1.75%). Both the Base Rate Margin and the LIBO/LIBOR Margin are determined quarterly based on a debt coverage ratio equal to the rolling four-quarter relationship of total debt (including lease obligations) to earnings before interest, taxes, depreciation, amortization and rent. The
Company is obligated to pay a non-use fee on a quarterly basis on the non-utilized portion of the revolving facility at rates ranging from .20% to ..375%. The revolving facility is secured by the assets of the Company not otherwise encumbered and a pledge of substantially all of the stock of the Company's present and future subsidiaries and matures in November 2010.

      Interest expense incurred on notes payable and long-term debt totaled $2.2, $1.1 and $0.2 million for the years ended January 31, 2004, 2005 and 2006, respectively. Interest expense included interest related to SRDS debt, which totaled $0.8 million for the year ended January 31, 2005. Aggregate maturities of long-term debt as of January 31 in the year indicated are as follows (in thousands):

               2007 .................................  $     136
               2008 .................................          -
               2009 .................................          -
                                                      -----------
               Total ................................  $     136
                                                      ===========


4.    Letters of Credit

      The Company utilizes unsecured letters of credit to secure a portion of the QSPE's asset-backed securitization program, deductibles under the Company's insurance programs and international product purchases. At January 31, 2005 and January 31, 2006, the Company had outstanding unsecured letters of credit of $12.1 million and $13.0 million, respectively. These letters of credit were issued under the three following facilities:

      o The Company has a $5.0 million sublimit provided under its revolving line of credit for stand-by and import letters of credit. At January 31, 2006, $3.0 million of letters of credit were outstanding and callable at the option of the Company's insurance carrier if the Company does not honor its requirement to fund deductible amounts as billed under its insurance program.

      o The Company has arranged for a $10.0 million stand-by letter of credit to provide assurance to the trustee of the asset-backed securitization program that funds collected by the Company, as the servicer, would be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year and expires in August 2006.

      o The Company obtained a $1.5 million commitment for trade letters of credit to secure product purchases under an international arrangement. At January 31, 2006, there were no letters of credit outstanding under this commitment. The letter of credit commitment has a term of one year and expires in May 2006.

      The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which total $16.5 million as of January 31, 2006.

5.    Income Taxes

      Deferred income taxes reflect the net effects of temporary timing differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets result primarily from differences between financial and tax methods of accounting for income recognition on service contracts and residual interests, capitalization of costs in inventory, and deductions for depreciation and doubtful accounts, and the fair value of derivatives. The deferred tax assets and liabilities are summarized as follows (in thousands):

                                                              January 31,
                                                          --------------------
                                                            2005         2006
                                                          -------      -------
      Deferred Tax Assets
      Allowance for doubtful accounts
        and warranty and insurance cancellations ........$   763      $ 1,844
      Deferred revenue ..................................  2,204          597
      Fair value of derivatives .........................     62            -
      Interest in securitized assets ....................    479          982
      Property and equipment ............................  1,297        2,297
      Inventories .......................................    952          772
      Accrued vacation and other ........................    667        1,268
                                                         --------    --------
      Total deferred tax assets .........................  6,424        7,760
      Deferred Tax Liabilities
      Sales tax receivable ..............................   (919)        (768)
      Goodwill ..........................................   (672)        (903)
      Other .............................................    (79)        (615)
                                                         --------    --------
      Total deferred tax liabilities .................... (1,670)      (2,286)
                                                         --------    --------
      Net Deferred Tax Asset ............................$ 4,754      $ 5,474
                                                         ========     ========

      Significant components of income taxes were as follows (in thousands):

                                      Years Ended January 31,
                                ------------------------------------
                                   2004        2005         2006
                                ----------  ----------  ------------

Current:
   Federal .....................$  13,095   $  16,100   $    23,023
   State .......................     (115)         47            25
                                ----------  ----------  ------------
     Total current .............   12,980      16,147        23,048
Deferred:
   Federal .....................     (339)         96          (975)
   State .......................      209           -            (6)
                                ----------  ----------  ------------
     Total deferred ............     (130)         96          (981)
                                ----------  ----------  ------------
Total tax provision ............$  12,850   $  16,243   $    22,067
                                ==========  ==========  ============

      A reconciliation of the statutory tax rate and the effective tax rate for each of the periods presented in the statements of operations is as follows:

                                                            Years Ended January 31,
                                                      -----------------------------------
                                                         2004        2005        2006
                                                      ----------  ---------  ------------

      U.S. Federal statutory rate ...................      35.0%      35.0%         35.0%
      State and local income taxes ..................       0.3        0.1           0.1
      Non-deductible entertainment,
        tax-free interest income and other ..........       0.2        0.4          (0.1)
                                                      ----------  ---------  ------------
      Effective tax rate attributable
       to continuing operations .....................      35.5%      35.5%         35.0%
      Other .........................................      (0.9)      (0.5)         (0.1)
                                                      ----------  ---------  ------------
      Effective tax rate ............................      34.6%      35.0%         34.9%
                                                      ==========  =========  ============



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

      The following is a schedule of future minimum base rental payments required under the operating leases that have initial non-cancelable lease terms in excess of one year (in thousands):

                                          Third      Related
         Years Ended January 31,          Party       Party       Total
         ---------------------------- ------------- ---------- -----------
         2007 ........................ $    15,358   $    207   $  15,565
         2008 ........................      14,764        207      14,971
         2009 ........................      13,709        207      13,916
         2010 ........................      13,077        207      13,284
         2011 ........................      12,273        207      12,480
         Thereafter ..................      45,841          -      45,841
                                      ------------- ---------- -----------
         Total ....................... $   115,022   $  1,035   $ 116,057
                                      ============= ========== ===========



      Total lease expense was approximately $14.0 million, $15.0 million and $15.7 million for the years ended January 31, 2004, 2005 and 2006, respectively, including approximately $1.6 million, $0.2 million and $0.2 million paid to related parties, respectively. During the year ended January 31, 2005, the Company paid $1.4 million under leases with SRDS. As SRDS was consolidated in the statement of operations for the year ended January 31, 2005, these payments were characterized as selling, general and administrative expenses, depreciation expense, interest expense and minority interest in limited partnership. See Note 1.

      Certain of our leases are subject to scheduled minimum rent increases or escalation provisions, the cost of which is recognized on a straight-line basis over the minimum lease term. Tenant improvement allowances, when granted by lessor, are deferred and amortized as contra-lease expense over the term of the lease.

7.    Stock-Based Compensation

      The Company approved an Incentive Stock Option Plan that provides for a pool of up to 3.5 million options to purchase shares of the Company's common stock. Such options are to be granted to various officers and employees at prices equal to the market value on the date of the grant. The options vest over three or five year periods (depending on the grant) and expire ten years after the date of grant. As part of the completion of the IPO, the Company amended the Incentive Stock Option Plan to provide for a total available pool of 2,559,767 options, adopted a Non-Employee Director Stock Option Plan that included 300,000 options, and adopted an Employee Stock Purchase Plan that reserved up to 1,267,085 shares of the Company's common stock to be issued. On November 24, 2003, the Company issued six non-employee directors 240,000 total options to acquire the Company's stock at $14.00 per share. On June 3, 2004, the Company issued 40,000 options to acquire the Company's stock at $17.34 per share to a seventh non-employee director. At January 31, 2006, the Company had 20,000 options remaining in the Non-Employee Director Stock Option Plan.

      The Employee Stock Purchase Plan is available to a majority of the employees of the Company and its subsidiaries, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the year ended January 31, 2005 and 2006, the Company issued 8,664 and 10,496 shares of common stock, respectively, to employees participating in the plan, leaving 1,247,925 shares remaining reserved for future issuance under the plan as of January 31, 2006.

      A summary of the status of the Company's Incentive Stock Option Plan and the activity during the years ended January 31, 2004, 2005 and 2006 is presented below (shares in thousands):

                                                   Years Ended January 31,
                                -------------------------------------------------------------
                                       2004                2005                2006
                                --------------------- ------------------ --------------------
                                            Weighted           Weighted            Weighted
                                            Average             Average             Average
                                            Exercise           Exercise            Exercise
                                  Shares     Price     Shares    Price    Shares     Price
                                ---------- ---------- -------- --------- -------- -----------
Outstanding, beginning of year      1,241      $8.34    1,531     $9.68    1,666      $11.50
Granted                               369      14.00      387     17.43      343       33.88
Exercised                             (47)     (8.36)    (162)    (8.72)    (271)      (8.34)
Canceled                              (32)     (9.15)     (90)   (11.07)    (112)     (17.78)
                                ---------- ---------- -------- --------- -------- -----------
Outstanding, end of year            1,531      $9.68    1,666    $11.50    1,626      $16.31
                                ========== ========== ======== ========= ======== ===========
Weighted average grant date
 fair value of options granted
 during period                                 $4.77              $4.97               $11.09
                                           ==========          =========          ===========
Options exercisable at end of
 year                                 551                 712                743
Options available for grant           981                 684                453


                                      Options Outstanding        Options Exercisable
                                -------------------------------- --------------------
                                             Weighted
                                  Shares      Average   Weighted   Shares    Weighted
                                Outstanding  Remaining   Average Exercisable Average
                                 January    Contractual Exercise January 31, Exercise
                                 31, 2006    Life in      Price    2006       Price
    Range of Exercise Prices                  Years
------------------------------------------- ----------- -------- ----------- --------
$4.29-$4.29                              9         3.9    $4.29           9    $4.29
$8.21-$10.83                           696         5.3     8.51         569     8.38
$14.00 -$16.49                         306         7.9    14.33         108    14.17
$17.73-$17.73                          288         8.9    17.73          57    17.73
$33.88-$33.88                          327         9.8    33.88           -        -
                                ----------- ----------- -------- ----------- --------
   Total                             1,626         7.3   $16.31         743    $9.88
                                =========== =========== ======== =========== ========

8.    Significant Vendors

         As shown in the table below, a significant portion of the Company's merchandise purchases for years ended January 31, 2004, 2005 and 2006 were made from six vendors:

                                Years Ended January 31,
                            --------------------------------
         Vendor                2004       2005       2006
         ---------------    ---------- ---------- ----------
         A                      15.5 %     14.2 %     17.0 %
         B                      11.2       13.8       12.2
         C                      12.5       13.2       11.4
         D                       5.7        8.0        7.8
         E                       4.0        6.7        6.8
         F                       4.7        5.8        5.4
                            ---------- ---------- ----------
         Totals                 53.6 %     61.7 %     60.6 %
                            ========== ========== ==========


         As part of a program to purchase product inventory from vendors overseas, the Company was not obligated at January 31, 2006 for under any stand-by letters of credit.

9.    Related Party Transactions

         The Company leases one of its stores from its Chief Executive Officer and Chairman of Board, under the terms of a lease it entered prior to becoming a publicly held company. It also leased six store locations from Specialized Realty Development Services, LP ("SRDS"), a real estate development company that was created prior to the Company's becoming publicly held and was owned by various members of management and individual investors of Stephens Group, Inc. The Stephens Group, Inc. is a significant shareholder of the Company. Based on independent appraisals that were performed on each project that was completed, the Company believes that the terms of the leases were at least comparable to those that could be obtained in an arms' length transaction. As part of the ongoing operation of SRDS, the Company received a management fee associated with the administrative functions that were provided to SRDS of $5,000, $100,000 and $6,500 for the years ended January 31, 2004, 2005 and 2006, respectively. As of January 31, 2005, the Company no longer leased any properties from SRDS since it divested itself of the leased properties. As part of the divestiture, SRDS reimbursed the Company $75,000 for costs related to lease modifications. As a result of the divestiture, the Company's consolidated balance sheet at January 31, 2005 does not include accounts of SRDS that were previously consolidated with our financial statements at January 31, 2004. However, the consolidated statements of operations and cash flows for fiscal 2005 include the operations and cash flows of SRDS through the dates the sales were completed.

       The Company engaged the services of Direct Marketing Solutions, Inc., or DMS, for a substantial portion of its direct mail advertising. Direct Marketing Solutions, Inc. is partially owned (less than 50%) by the Stephens Group Inc., members of the Stephens family, Jon Jacoby, and Doug Martin. The Stephens Group Inc. and the members of the Stephens family are significant shareholders of the Company, and Jon Jacoby and Doug Martin are members of the Company's Board of Directors. The fees the Company paid to DMS during fiscal years ended 2005 and 2006 amounted to approximately $1.8 million and $4.3 million, respectively. Thomas J. Frank, the Chief Executive Officer and Chairman of the Board of Directors owned a small percentage (0.7%) at the end of fiscal year 2005, but divested his interest during the first half of fiscal year 2006.


10.    Benefit Plans

         The Company has established a defined contribution 401(k) plan for eligible employees who are at least 21 years old and have completed at least one-year of service. Employees may contribute up to 20% of their eligible pretax compensation to the plan. The Company will match 100% of the first 3% of the employees' contributions and 50% of the next 2% of the employees' contributions. Employees at least 50 years of age may make supplemental contributions to the Plan as defined by current regulations. At its option, the Company may also make supplemental contributions to the Plan, but has not made such contributions in the past three years. The matching contributions made by the company totaled $1.2, $1.4 and $1.6 million during the years ended January 31, 2004, 2005 and 2006, respectively.

11.    Common and Preferred Stock

          The Company has outstanding 23,571,564 shares of common stock at January 31, 2006, of which 7,000 shares are restricted as to various vesting rights until July 2006.

      As part of the Company's recapitalization and reorganization that took place in 1998, a total of 213,720 shares of preferred stock were issued in exchange for existing common stock of the Company; such shares were valued as of the date of the transaction at $87.18 per share and bore a cumulative dividend of 10% that was not payable until declared by the Company's board of directors. Such cumulative dividends must be paid before dividends on the common stock can be distributed. On January 24, 2003, the board of directors declared a preferred stock dividend as of April 30, 2003 in the amount of $8.8 million ($50.53 per share) contingent upon the completion of a proposed initial public offering. On December 1, 2003 when the initial public offering was closed, the Company redeemed all preferred stock and accumulated dividends for 1,711,832 shares of common stock and $1.5 million in cash.

      The table below reflects the number of preferred shares the Company redeemed during the periods covered and the total costs of the redemptions including accumulated dividends (dollars in thousands):

         Year ended January 31,          Redeemed     Costs      Dividends
         ----------------------         ----------- ---------- -------------
         2004                             174,648    $25,420       $10,194
         2005                                   -          -             -
         2006                                   -          -             -


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

      Insurance. Because of its inventory, vehicle fleet and general operations, the Company has purchased insurance covering a broad variety of potential risks. The Company purchases insurance polices covering general liability, workers compensation, real property, inventory and employment practices liability, among others. Additionally, the Company has umbrella policies with an aggregate limit of $50.0 million. The Company has retained a portion of the risk under these policies and its group health insurance program. See additional discussion under
Note 1. The Company has a $3.0 million letter of credit outstanding supporting its obligations under the property and casualty portion of its insurance program.

      Service Maintenance Agreement Obligations. The Company sells service maintenance agreements under which it is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sales and recorded in revenues in the statement of operations over the life of the agreements. The amounts deferred are reflected on the face of the balance sheet in "Deferred revenues and allowances," see also Note 1 for additional discussion.

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

     Management's Report on Internal Control over Financial Reporting

     Please refer to Management's Report on Internal Control over Financial Reporting on page 49 of this report.

     Changes in Internal Controls Over Financial Reporting

     There have been no changes in our internal controls over financial reporting that occurred in the quarter ended January 31, 2006, which have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION

         None

                                    PART III

         The information required by Items 10 through 14 is included in our definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

CROSS REFERENCE TO ITEMS 10-14 LOCATED IN THE PROXY STATEMENT

                                                                          Caption in the Conn's, Inc.
                        Item                                                 2006 Proxy Statement
               ------------------------------------------    -------------------------------------------------------

ITEM 10.       DIRECTORS AND EXECUTIVE                       BOARD OF DIRECTORS, EXECUTIVE OFFICERS
               OFFICERS OF THE REGISTRANT
ITEM 11.       EXECUTIVE COMPENSATION                        EXECUTIVE COMPENSATION
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL      STOCK OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND
               OWNERS AND MANAGEMENT                         PRINCIPAL STOCKHOLDERS
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               TRANSACTION
ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES        INDEPENDENT PUBLIC ACCOUNTANTS

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

      (a)   The following documents are filed as a part of this report:

            (1) The financial statements listed in response to Item 8 of this report are as follows:

                  Consolidated Balance Sheets as of January 31, 2005 and 2006

                  Consolidated Statements of Operations for the Years Ended January 31, 2004, 2005 and 2006

                  Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 2004, 2005 and 2006

                  Consolidated Statements of Cash Flows for the Years Ended January 31, 2005 and 2006

            (2) Financial Statement Schedule: Report of Independent Auditors on Financial Statement Schedule for the three years in the period ended January 31, 2006; Schedule II -- Valuation and Qualifying Accounts. The financial statement schedule should be read in conjunction with the consolidated financial statements in our 2006 Annual Report to Stockholders. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

                                  CONN'S, INC.
                                  (Registrant)

                                  /s/ Thomas J. Frank, Sr.
                                  ----------------------------------------------
Date:  March 30, 2006             Thomas J. Frank, Sr.
                                  Chairman of the Board and Chief Executive
                                  Officer

          Pursuant to the requirements of the Securities Exchange Act of 934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         Signature                                          Title                         Date
                        ---------                                          -----                          ----

                 /s/ Thomas J. Frank. Sr.                    Chairman of the Board and             March 30, 2006
------------------------------------------------------------ Chief Executive Officer
                 Thomas J. Frank, Sr.                        (Principal Executive Officer)


                 /s/ David L. Rogers                         Chief Financial Officer               March 30, 2006
------------------------------------------------------------ (Principal Financial and Accounting
                 David L. Rogers                             Officer)


                 /s/ Marvin D. Brailsford
------------------------------------------------------------ Director                              March 30, 2006
                 Marvin D. Brailsford


                  /s/ Jon E.M.Jacoby
------------------------------------------------------------ Director                              March 30, 2006
                 Jon E.M. Jacoby


                 /s/ Bob L. Martin
------------------------------------------------------------ Director                              March 30, 2006
                 Bob L. Martin


                 /s/ Douglas H. Martin
------------------------------------------------------------ Director                              March 30, 2006
                 Douglas H. Martin


                 /s/ Scott L. Thompson                       Director                              March 30, 2006
------------------------------------------------------------
                 Scott L. Thompson


                 /s/ William T. Trawick
------------------------------------------------------------ Director                              March 30, 2006
                 William T. Trawick


                 /s/ Theodore M. Wright
------------------------------------------------------------ Director                              March 30, 2006
                 Theodore M. Wright


                                  EXHIBIT INDEX

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

10.8 Lease Agreement dated June 24, 2005, by and between Cabot Properties, Inc. as Lessor, and CAI, L.P., as Lessee, for the property located at 1132 Valwood Parkway, Carrollton, Texas (incorporated herein by reference to Exhibit 99.1 to Conn's, Inc. Current Report on Form 8-K (file no. 000-50421) as filed with the Securities and Exchange Commission on June 29, 2005).

10.9 Credit Agreement dated October 31, 2005, by and among Conn Appliances, Inc. and the Borrowers thereunder, the Lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of
          America, N.A., as Syndication Agent, and SunTrust Bank, as Documentation Agent (incorporated herein by reference to Exhibit 10.9 to Conn's, Inc. Quarterly Report on Form 10-Q (file no. 000-50421) as filed with the Securities and Exchange Commission on December 1,
          2005).

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

10.14.2 Second Amendment to Servicing Agreement dated November 28, 2005, by and among Conn Funding II, L.P., as 10.14.2 Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.2 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2005).

10.15 Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.15 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).t

10.15.1 First Amendment to Executive Employment Agreement between Conn's, Inc. and Thomas J. Frank, Sr., Approved by the stockholders May 26, 2005 (incorporated herein by reference to Exhibit 10.15.1 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2005 (file No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2005).t

10.16 Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

10.17 2007 Bonus Program (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on March 30, 2006).t

10.18     Description  of  Compensation   Payable  to   Non-Employee   Directors
          (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on June 2, 2005).t

10.19 Dealer Agreement between Conn Appliances, Inc. and Voyager Service Programs, Inc. effective as of January 1, 1998 (filed herewith).

10.19.1 Amendment #1 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (filed herewith).

10.19.2 Amendment #2 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (filed herewith).

10.19.3 Amendment #3 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (filed herewith).

10.19.4 Amendment #4 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (filed herewith).

10.20 Service Expense Reimbursement Agreement between Affiliates Insurance Agency, Inc. and American Bankers Life Assurance Company of Florida, American Bankers Insurance Company Ranchers & Farmers County Mutual Insurance Company, Voyager Life Insurance Company and Voyager Property and Casualty Insurance Company effective July 1, 1998 (filed herewith).

10.20.1 First Amendment to Service Expense Reimbursement Agreement by and among CAI, L.P., Affiliates Insurance Agency, Inc., American Bankers Life Assurance Company of Florida, Voyager Property & Casualty Insurance Company, American Bankers Life Assurance Company of Florida, American Bankers Insurance Company of Florida and American Bankers General Agency, Inc. effective July 1, 2005 (filed herewith).

10.21 Service Expense Reimbursement Agreement between CAI Credit Insurance Agency, Inc. and American Bankers Life Assurance Company of Florida, American Bankers Insurance Company Ranchers & Farmers County Mutual Insurance Company, Voyager Life Insurance Company and Voyager Property and Casualty Insurance Company effective July 1, 1998 (filed herewith).

10.21.1 First Amendment to Service Expense Reimbursement Agreement by and among CAI Credit Insurance Agency, Inc., American Bankers Life Assurance Company of Florida, Voyager Property & Casualty Insurance Company, American Bankers Life Assurance Company of Florida, American Bankers Insurance Company of Florida, American Reliable Insurance Company, and American Bankers General Agency, Inc. effective July 1, 2005 (filed herewith).

10.22 Consolidated Addendum and Amendment to Service Expense Reimbursement Agreements by and among Certain Member Companies of Assurant Solutions, CAI Credit Insurance Agency, Inc. and Affiliates Insurance Agency, Inc. effective April 1, 2004 (filed herewith).

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

31.2      Rule  13a-14(a)/15d-14(a)   Certification  (Chief  Financial  Officer)
          (filed herewith).

32.1      Section  1350   Certification   (Chief  Executive  Officer  and  Chief
          Financial Officer) (furnished herewith).

99.1 Subcertification by Chief Operating Officer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.2 Subcertification by Treasurer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

99.3 Subcertification by Secretary in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

99.4 Subcertification of Chief Operating Officer, Treasurer and Secretary in support of Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

t     Management contract or compensatory plan or arrangement.


                                       Schedule II-Valuation and Qualifying Accounts
                                                        Conn's, Inc.
-----------------------------------------------------------------------------------------------------------------------------
                      Col A                              Col B                  Col C                Col D         Col E
-----------------------------------------------------------------------------------------------------------------------------
                                                                              Additions
-----------------------------------------------------------------------------------------------------------------------------
                                                  Balance at            Charged to   Charged to
                                                  Beginning of          Costs and   Other Accounts  Deductions    Balance at
                   Description                    Period                Expenses     Describe        Describe(1)  End of Period
-----------------------------------------------------------------------------------------------------------------------------

Year ended January 31, 2004
Reserves and allowances from asset accounts:
Allowance for doubtful accounts                           117            4,657          -              (2,855)        1,919

Year ended January 31, 2005
Reserves and allowances from asset accounts:
Allowance for doubtful accounts                         1,919            5,637          -              (5,345)        2,211

Year ended January 31, 2006
Reserves and allowances from asset accounts:
Allowance for doubtful accounts                         2,211            3,769          -              (5,066)          914


(1) Uncollectible accounts written off, net of recoveries