Form 10-Q
period 2006-04-30
CONNS INC
filed 2006-06-01
CIK 1223389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006 COMMISSION FILE NUMBER 000-50421

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 30, 2006:



                      Class                                Outstanding
------------------------------------------------        ------------------
    Common stock, $.01 par value per share                  23,665,335

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                                   PAGE NO.
              ---------------------                                                                   --------
Item 1.       Financial Statements...........................................................................1
-------

              Consolidated Balance Sheets as of January 31, 2006 and April 30, 2006..........................1

              Consolidated Statements of Operations for the three months ended
                  April 30, 2005 and 2006....................................................................2

              Consolidated Statement of Stockholders' Equity for the three months ended
                  April 30, 2006.............................................................................3

              Consolidated Statements of Cash Flows for the three months ended
                  April 30, 2005 and 2006....................................................................4

              Notes to Consolidated Financial Statements.....................................................5

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................................13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk....................................26
-------

Item 4.       Controls and Procedures.......................................................................27
-------

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.............................................................................27
-------

Item 1A.      Risk Factors..................................................................................27
--------

Item 5.       Other Information.............................................................................27
-------

Item 6.       Exhibits......................................................................................27
-------


SIGNATURE ..................................................................................................28


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                                  Conn's, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                        January 31,       April 30,
                                                                                           2006             2006
                                                                                     ----------------------------------
                                       Assets                                         (As adjusted,
                                                                                       see Note 1)         (unaudited)
CURRENT ASSETS
   Cash and cash equivalents ......................................................       $  45,176          $  30,924
   Accounts receivable, net .......................................................          23,542             26,882
   Interests in securitized assets ................................................         123,449            122,056
   Inventories ....................................................................          73,987             80,527
   Deferred income taxes ..........................................................           4,971              3,518
   Prepaid expenses and other assets ..............................................           4,004              4,510
                                                                                     ---------------   ----------------
      TOTAL CURRENT ASSETS ........................................................         275,129            268,417
NON-CURRENT DEFERRED INCOME TAX ASSET .............................................           2,464              2,881
PROPERTY AND EQUIPMENT
   Land ...........................................................................           6,671              6,671
   Buildings ......................................................................           7,084             12,946
   Equipment and fixtures .........................................................           9,612             10,198
   Transportation equipment .......................................................           3,284              3,105
   Leasehold improvements .........................................................          65,507             66,057
                                                                                     ---------------   ----------------
      SUBTOTAL ....................................................................          92,158             98,977
Less accumulated depreciation .....................................................         (37,332)           (40,149)
 ..................................................................................  ---------------   ----------------
      TOTAL PROPERTY AND EQUIPMENT, NET ...........................................          54,826             58,828
GOODWILL, NET .....................................................................           9,617              9,617
DEBT ISSUANCE COSTS AND OTHER ASSETS, NET .........................................             260                268
                                                                                     ---------------   ----------------
       TOTAL ASSETS ...............................................................       $ 342,296          $ 340,011
                                                                                     ===============   ================
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt ..............................................           $ 136          $      --
   Accounts payable ...............................................................          40,920             36,884
   Accrued compensation and related expenses ......................................          18,847             10,645
   Accrued expenses ...............................................................          17,380             16,842
   Income taxes payable ...........................................................           8,794              5,679
   Deferred income taxes ..........................................................             757                906
   Deferred revenues and allowances ...............................................           8,498              8,693
                                                                                     ---------------   ----------------
      TOTAL CURRENT LIABILITIES ...................................................          95,332             79,649
LONG-TERM DEBT ....................................................................              --                 --
NON-CURRENT DEFERRED INCOME TAX LIABILITY .........................................             903                960
DEFERRED GAIN ON SALE OF PROPERTY .................................................             476                435
STOCKHOLDERS' EQUITY
   Preferred stock ($0.01 par value, 1,000,000 shares authorized;
   none issued or outstanding) ....................................................              --                 --
   Common stock ($0.01 par value, 40,000,000 shares authorized;
     23,571,564 and 23,665,335 shares issued and outstanding
     at January 31, 2006 and April 30, 2006, respectively) ........................             236                237
   Additional paid-in capital .....................................................          89,027             90,551
   Accumulated other comprehensive income .........................................           8,004              8,483
   Retained earnings ..............................................................         148,318            159,696
                                                                                     ---------------   ----------------
      TOTAL STOCKHOLDERS' EQUITY ..................................................         245,585            258,967
                                                                                     ---------------   ----------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................       $ 342,296          $ 340,011
                                                                                     ===============   ================

See notes to consolidated financial statements.

                                                 Conn's, Inc.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (unaudited)
                                  (in thousands, except earnings per share)

                                                                                  Three Months Ended
                                                                                      April 30,
                                                                          -------------------------------
                                                                               2005               2006
                                                                          -------------      ------------
                                                                           (As adjusted,
                                                                            see Note 1)
REVENUES
  Product sales ...............................................               $ 127,275         $ 158,509
  Service maintenance agreement commissions, net ..............                   6,884             7,967
  Service revenues ............................................                   4,775             5,229
                                                                              ---------      ------------
   Total net sales ............................................                 138,934           171,705
  Finance charges and other ...................................                  19,229            20,410
                                                                              ---------      ------------
   TOTAL REVENUES .............................................                 158,163           192,115

  COST AND EXPENSES
  Cost of goods sold, including warehousing and occupancy costs                 100,917           125,729
  Cost of parts sold, including warehousing and occupancy costs                   1,225             1,565
  Selling, general and administrative expense .................                  39,745            46,411
  Provision for bad debts .....................................                   1,152             1,070
                                                                              ---------      ------------
   TOTAL COST AND EXPENSES ....................................                 143,039           174,775
                                                                              ---------      ------------
OPERATING INCOME ..............................................                  15,124            17,340
Interest (income) expense, net ................................                     355              (184)
                                                                              ---------      ------------
INCOME BEFORE INCOME TAXES ....................................                  14,769            17,524
Provision for income taxes
  Current .....................................................                   7,543             5,163
  Deferred ....................................................                  (2,355)              983
                                                                              ---------      ------------
Total provision for income taxes ..............................                   5,188             6,146
                                                                              ---------      ------------
Net income ....................................................               $   9,581         $  11,378
                                                                              =========      ============
Earnings per share
  Basic .......................................................               $    0.41         $    0.48
  Diluted .....................................................               $    0.40         $    0.47
Average common shares outstanding
  Basic .......................................................                  23,307            23,596
  Diluted .....................................................                  23,856            24,448

See notes to consolidated financial statements.

                                  Conn's, Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Three Months Ended April 30, 2006
                                   (unaudited)
                    (in thousands except descriptive shares)

                                                                    Accum.
                                                                    Other
                                                                    Compre-       Additional
                                                Common Stock        hensive       Paid-in       Retained
                                             Shares     Amount      Income        Capital       Earnings          Total
                                           ---------- ----------- ------------  -------------  -------------  ------------
BALANCE JANUARY 31, 2006 ..................   23,572        $ 236      $ 8,004       $ 89,027      $148,318        $245,585
(As adjusted, See Note 1)
Exercise of options to acquire
  91,698 shares of common stock ...........       92            1                         938                           939

Issuance of 2,073 shares of
  common stock under
  Employee Stock Purchase Plan ............        2                                       60                            60

Stock-based compensation ..................                                               393                           393

Tax benefit from options exercised ........                                               133                           133

Net income ................................                                                          11,378          11,378

Adjustment of fair value of securitized
  assets (net of tax of $259), net of
  reclassification adjustments of
  $2,211 (net of tax of $1,196) ...........                                479                                          479
                                                                                                              -------------
Total comprehensive income ................                                                                          11,857
                                           ---------- ----------- ------------  -------------  -------------  -------------
BALANCE APRIL 30, 2006 ....................   23,666        $ 237      $ 8,483       $ 90,551      $159,696        $258,967
                                           ========== =========== ============  =============  =============  =============

See notes to consolidated financial statements.

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                Three Months Ended
                                                                                    April 30,
                                                                           --------------------------
                                                                               2005             2006
                                                                           -------------  ---------------
                                                                           (As adjusted,
                                                                            see Note 1)
Cash flows from operating activities
  Net income ................................................               $  9,581          $ 11,378
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation ..............................................                  2,645             3,006
  Amortization ..............................................                    (59)              (97)
  Provision for bad debts ...................................                  1,152             1,070
  Stock-based compensation ..................................                    263               393
  Excess tax benefits from stock-based compensation .........                     --              (133)
  Discounts on promotional credit ...........................                    111               217
  Accretion from interests in securitized assets ............                 (3,606)           (3,407)
  Provision for deferred income taxes .......................                 (2,355)              983
  Loss (Gain) from sale of property and equipment ...........                      6               (33)
  Loss from derivatives .....................................                     69                --
Changes in operating assets and liabilities:
  Accounts receivable .......................................                  1,894               912
  Inventory .................................................                 (7,048)           (6,541)
  Prepaid expenses and other assets .........................                    251              (506)
  Accounts payable ..........................................                  2,593            (4,036)
  Accrued expenses ..........................................                   (536)           (8,740)
  Income taxes payable ......................................                  6,584            (3,115)
  Deferred revenue and allowances ...........................                    111               265
                                                                            --------          --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .........                 11,656            (8,384)
                                                                            --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ........................                 (3,273)           (7,023)
  Proceeds from sale of property ............................                     11                48
                                                                            --------          --------
NET CASH USED IN INVESTING ACTIVITIES .......................                 (3,262)           (6,975)
                                                                            --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock issued under employee benefit plans ...                    755             1,132
  Excess tax benefits from stock-based compensation .........                     --               133
  Borrowings under lines of credit ..........................                 25,800             3,200
  Payments on lines of credit ...............................                (36,300)           (3,200)
  Increase in debt issuance costs ...........................                     --               (22)
  Payment of promissory notes ...............................                     (7)             (136)
                                                                            --------          --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .........                 (9,752)            1,107
                                                                            --------          --------
NET CHANGE IN CASH ..........................................                 (1,358)          (14,252)
CASH AND CASH EQUIVALENTS
  Beginning of the year .....................................                  7,027            45,176
                                                                            --------          --------
END OF PERIOD ...............................................               $  5,669          $ 30,924
                                                                            ========          ========




See notes to consolidated financial statements.

                                  CONN'S , INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2006

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three month period ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007. The financial statements should be read in conjunction with the Company's (as defined below) audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed on March 30, 2006.

    The Company's balance sheet at January 31, 2006, as adjusted for Statement of Financial Accounting Standards No. 123R, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial presentation. Please see the Company's Form 10-K for the fiscal year ended January 31, 2006 for a complete presentation of the audited financial statements at that date, together with all required footnotes, and for a complete presentation and explanation of the components and presentations of the financial statements.

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

                                  CONN'S, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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



                                                                                           Three Months Ended
                                                                                                April 30,
                                                                                     --------------------------------
                                                                                          2005            2006
                                                                                     --------------- ---------------
Common stock outstanding, beginning of period .....................................      23,267,596      23,571,564
Weighted average common stock issued in stock option exercises ....................          38,893          24,095
Weighted average common stock issued to employee stock purchase plan ..............             985             722
                                                                                     --------------- ---------------
Shares used in computing basic earnings per share .................................      23,307,474      23,596,381
Dilutive effect of stock options, net of assumed repurchase of treasury stock .....         548,093         851,192
                                                                                     --------------- ---------------
Shares used in computing diluted earnings per share ...............................      23,855,567      24,447,573
                                                                                     =============== ===============



    GOODWILL. Goodwill represents the excess of purchase price over the fair market value of net assets acquired. The Company assesses the potential future impairment of goodwill on an annual basis, or at any other time when impairment indicators exist. The Company concluded at January 31, 2006 and April 30, 2006 that no impairment of goodwill existed.

    STOCK-BASED COMPENSATION. On February 1, 2006, the Company adopted SFAS No. 123R, STOCK-BASED PAYMENT, using the modified retrospective application transition. Under the modified retrospective application transition, all prior period financial statements have been adjusted to give effect to the fair-value-based method of accounting for stock-based compensation. The adoption of this statement impacted the financial statements presented as follows:


o For the three months ended April 30, 2005 and 2006, Income before income taxes was reduced by $262.7 thousand and $393.1 thousand, respectively.
o For the three months ended April 30, 2005 and 2006, Net income was reduced by $220.3 thousand and $323.9 thousand, respectively.
o For the three months ended April 30, 2005 and 2006, Basic earnings per share was reduced by $.01 and $.01, respectively.
o For the three months ended April 30, 2005 and 2006, Diluted earnings per share was reduced by $.01 and $.01, respectively.
o For the three months ended April 30, 2005 and 2006, Cash flows from operating activities were reduced by, and Cash flows from investing activities were increased by, $0.0 and $133.3 thousand, respectively.
o As of January 31, 2006, the Current deferred income tax asset increased $301.1 thousand, Additional paid-in capital increased $2.0 million and Retained earnings decreased $1.7 million.

    For post-IPO stock option grants, the Company has used the Black-Scholes model to determine fair value. Stock-based compensation expense is recorded, net of estimated forfeitures, on a straight-line basis over the vesting period of the applicable grant. Prior to the IPO, the value of the options issued was estimated using the minimum valuation option-pricing model. Since the minimum valuation option-pricing model does not qualify as a fair value pricing model under FAS 123R, the Company follows the intrinsic value method of accounting for stock-based compensation to employees for these grants, as prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. If compensation expense for the Company's stock options granted prior to the IPO had been recognized using the fair value method of accounting under SFAS No. 123, net income available for common stockholders for the three months ended April 30, 2005 and 2006 would have decreased by 1.1% and 0.4 %, respectively. The following table presents the impact to earnings per share as if the Company had adopted the fair value recognition provisions of SFAS No. 123 (dollars in thousands except per share data):

                                  CONN'S, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                       Three Months Ended
                                                                            April 30,
                                                                     ------------------------
                                                                         2005        2006
                                                                     ----------- ------------
Net income available for common stockholders as reported .........   $     9,581 $     11,378
Add: Stock-based compensation recorded, net of tax ...............           220          324
Less: Stock-based compensation, net of tax
  for all awards .................................................          (324)        (372)
                                                                     ----------- -----------
Pro forma net income .............................................   $     9,477 $     11,330
                                                                     =========== ============
Earnings per share-as reported:
  Basic ..........................................................   $      0.41 $       0.48
  Diluted ........................................................   $      0.40 $       0.47
Pro forma earnings per share:
  Basic ..........................................................   $      0.41 $       0.48
  Diluted ........................................................   $      0.40 $       0.46



    As of April 30, 2006, the total compensation cost related to non-vested awards not yet recognized totaled $5.5 million and is expected to be recognized over a weighted average period of 3.6 years.

    APPLICATION OF APB 21 TO PROMOTIONAL CREDIT PROGRAMS THAT EXCEED ONE YEAR IN
DURATION: The Company offers promotional credit payment plans, on certain products, that extend beyond one year. In accordance with APB 21, INTEREST ON RECEIVABLES AND PAYABLES, such sales are discounted to their fair value resulting in a reduction in sales and receivables and the amortization of the discount amount over the term of the deferred interest payment plan. The difference between the gross sale and the discounted amount is reflected as a reduction of Product sales in the consolidated statements of operations and the amount of the discount being amortized in the current period is recorded in Finance charges and other. For the three months ended April 30, 2005 and 2006, Product sales were reduced by $595,000 and $947,000, respectively, and Finance charges and other was increased by $484,000 and $730,000, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount.

    RECENT ACCOUNTING PRONOUNCEMENTS. In October 2005, FASB Staff Position (FSP) No. 13-1, ACCOUNTING FOR RENTAL COSTS INCURRED DURING A CONSTRUCTION PERIOD, was issued. This FSP addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. It requires that those costs be recognized as rental expense and included in income from continuing operations. The guidance in this FSP is to be applied to the first reporting period beginning after December 15, 2005 and states that a lessee shall cease capitalizing rental costs as of the effective date of the FSP for operating lease arrangements entered into prior to the effective date of the FSP. The Company implemented the guidance in this FSP as of February 1, 2006, and it did not have a material impact on its financial condition or results of operations.

    RECLASSIFICATIONS. Certain reclassifications have been made in the prior year's financial statements to conform to current year's presentation.

                                  CONN'S, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


2.   SUPPLEMENTAL DISCLOSURE OF REVENUE AND COMPREHENSIVE INCOME

    The following is a summary of the classification of the amounts included as Finance charges and other for the three months ended April 30, 2005 and 2006 (in thousands):


                                                                           Three Months Ended
                                                                                April 30,
                                                                      -----------------------------
                                                                           2005            2006
                                                                      -------------   -------------
Securitization income ..............................................       $13,038         $14,446
Income from receivables not sold ...................................           280             335
Insurance commissions ..............................................         4,666           4,984
Other ..............................................................         1,245             645
                                                                      -------------   -------------
Finance charges and other ..........................................       $19,229         $20,410
                                                                      =============   =============


    The components of total comprehensive income for the three months ended April 30, 2005 and 2006 are presented in the table below (in thousands):

                                                                            Three Months Ended
                                                                                April 30,
                                                                      ----------------------------
                                                                          2005           2006
                                                                      -------------  -------------
Net income ..........................................................      $ 9,581        $11,378
Unrealized gain on derivative instruments ...........................          246             --
Taxes on unrealized gain on derivatives .............................          (86)            --
Adjustment of fair value of securitized assets ......................       (1,600)           738
Taxes on adjustment of fair value ...................................          560           (259)
                                                                      -------------  -------------
Total comprehensive income ..........................................      $ 8,701        $11,857
                                                                      =============  =============

3. SUPPLEMENTAL DISCLOSURE REGARDING MANAGED RECEIVABLES

    The following tables present quantitative information about the receivables portfolios managed by the Company (in thousands):

                                                          Receivables                or More Past Due (1)
                                                 ------------------------------- ----------------------------
                                                   January 31,      April 30,     January 31,    April 30,
                                                      2006            2006           2006           2006
                                                 ---------------  -------------- -------------  -------------
 Primary portfolio:
            Installment ........................      $ 380,603       $ 367,774      $ 24,934       $ 21,914
            Revolving ..........................         41,046          43,677         1,095          1,178
                                                 ---------------  -------------- -------------  -------------
 Subtotal ......................................        421,649         411,451        26,029         23,092
 Secondary portfolio:
            Installment ........................         98,072         110,081         9,508          7,798
                                                 ---------------  -------------- -------------  -------------
 Total receivables managed .....................        519,721         521,532        35,537         30,890
 Less receivables sold .........................        509,681         510,944        33,483         29,076
                                                 ---------------  -------------- -------------  -------------
 Receivables not sold ..........................         10,040          10,588      $  2,054       $  1,814
                                                                                 =============  =============
 Non-customer receivables ......................         13,502          16,294
                                                 ---------------  --------------
           Total accounts receivable, net ......      $  23,542       $  26,882
                                                 ===============  ==============

         (1) Amounts are based on end of period balances. The principal amount 60 days or more past due relative to total receivables managed is not necessarily indicative of relative balances expected at other times during the year due to seasonal fluctuations in delinquency.

                                  CONN'S, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                     Average Balances              Net Credit Losses
                                              ------------------------------- ----------------------------
                                                    Three Months Ended            Three Months Ended
                                                        April 30,                    April 30, (1)
                                              ------------------------------- ----------------------------
                                                   2005            2006           2005           2006
                                              --------------- --------------- -------------  -------------
 Primary portfolio:
            Installment ......................     $ 331,285       $ 373,072
            Revolving ........................        30,452          42,553
                                              --------------- ---------------
 Subtotal                                            361,737         415,625       $ 2,655        $ 3,499
 Secondary portfolio:
            Installment ......................        74,823         104,610           622          1,357
                                              --------------- --------------- -------------  -------------
 Total receivables managed ...................       436,560         520,235         3,277          4,856
 Less receivables sold .......................       427,129         509,809         3,087          4,990
                                              --------------- --------------- -------------  -------------
 Receivables not sold ........................     $   9,431       $  10,426       $   190        $  (134)
                                              =============== =============== =============  =============


(1) Amounts represent total loan loss provision, net of recoveries, on total receivables.


4. FAIR VALUE OF DERIVATIVES

    The Company held interest rate swaps and collars with notional amounts totaling $20.0 million, which expired on April 15, 2005, and were held for the purpose of hedging against variable interest rate risk, primarily related to cash flows from the Company's interest-only strip as well as variable rate debt.

    In fiscal 2004, hedge accounting was discontinued for the $20.0 million of swaps. In accordance with SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, at the time hedge accounting was discontinued, the Company began to recognize changes in fair value of the swaps as a reduction to interest expense and to amortize the amount of accumulated other comprehensive loss related to those derivatives as interest expense over the period that the forecasted transactions affected the consolidated statements of operations. During the three months ended April 30, 2005 and 2006, the Company reclassified $246,000 and $0, respectively, of losses previously recorded in accumulated other comprehensive income into the consolidated statements of operations and recorded $177,000 and $0, respectively, of interest reductions in the consolidated statements of operations because of the change in fair value of the swaps.

5. DEBT AND LETTERS OF CREDIT

    At April 30, 2006, the Company had $48.0 million of its $50 million revolving credit facility available for borrowings. The amounts utilized under the revolving credit facility reflected $2.0 million related to letters of credit issued. The letters of credit were issued under a $5.0 million sublimit provided under the facility for standby letters of credit. Additionally, there were no amounts outstanding under a short-term revolving bank agreement that provides up to $8.0 million of availability on an unsecured basis. This unsecured facility matures in May 2006 and has a floating rate of interest, based on Prime, which equaled 7.25% at April 30, 2006. The Company anticipates that it will renew this facility, with a new maturity date one year from the current maturity.

                                  CONN'S, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

    The Company utilizes unsecured letters of credit to secure a portion of the QSPE's asset-backed securitization program, deductibles under the Company's insurance programs and international product purchases. At January 31, 2006 and April 30, 2006, the Company had outstanding unsecured letters of credit of $13.0 million and $12.3 million, respectively. These letters of credit were issued under the three following facilities:

o The Company has a $5.0 million sublimit provided under its revolving line of credit for stand-by and import letters of credit. At April 30, 2006, $2.0 million of letters of credit were outstanding and callable at the option of the Company's insurance carrier if the Company does not honor its requirement to fund deductible amounts as billed under its insurance program.

o The Company has arranged for a $10.0 million stand-by letter of credit to provide assurance to the trustee of the asset-backed securitization program that funds collected by the Company, as the servicer, would be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year and expires in August 2006.

o The Company obtained a $1.5 million commitment for trade letters of credit to secure product purchases under an international arrangement. At April 30, 2006, there was $269,000 outstanding under this commitment. The letter of credit commitment has a term of one year and expires in May 2006. The Company currently anticipates renewing this commitment.

    The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which total $16.5 million as of April 30, 2006.

6.    STOCK-BASED COMPENSATION

    The Company approved an Incentive Stock Option Plan that provides for a pool of up to 3.5 million options to purchase shares of the Company's common stock. Such options are to be granted to various officers and employees at prices equal to the market value on the date of the grant. The options vest over three or five year periods (depending on the grant) and expire ten years after the date of grant. As part of the completion of the IPO, the Company amended the Incentive Stock Option Plan to provide for a total available pool of 2,559,767 options, adopted a Non-Employee Director Stock Option Plan that included 300,000 options, and adopted an Employee Stock Purchase Plan that reserved up to 1,267,085 shares of the Company's common stock to be issued. On November 24, 2003, the Company issued six non-employee directors 240,000 total options to acquire the Company's stock at $14.00 per share. On June 3, 2004, the Company issued 40,000 options to acquire the Company's stock at $17.34 per share to a seventh non-employee director. At April 30, 2006, the Company had 20,000 options remaining in the Non-Employee Director Stock Option Plan.

    The Employee Stock Purchase Plan is available to a majority of the employees of the Company and its subsidiaries, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the three month periods ended April 30, 2005 and 2006, the Company issued 2,829 and 2,073 shares of common stock, respectively, to employees participating in the plan, leaving 1,245,852 shares remaining reserved for future issuance under the plan as of April 30, 2006.

                                  CONN'S, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


    A summary of the status of the Company's Incentive Stock Option Plan and the activity during the three months ended April 30, 2005 and 2006 is presented below (shares in thousands):

                                                                 Three Months Ended April 30,
                                                    ------------------------------------------------------
                                                              2005                         2006
                                                    --------------------------- --------------------------
                                                                    Weighted                   Weighted
                                                                    Average                     Average
                                                                    Exercise                   Exercise
                                                       Shares        Price         Shares         Price
                                                    ------------  ------------  -----------  ------------
Outstanding, beginning of period ..................        1,666       $ 11.50        1,626       $ 16.31
Granted ...........................................           --            --           --            --
Exercised .........................................          (81)      $ (8.85)         (85)      $ (9.92)
Forfeited .........................................          (19)      $(12.36)          (1)      $(16.28)
                                                    ------------                -----------
Outstanding, end of period ........................        1,566       $ 11.62        1,540       $ 16.67
                                                    ============                ===========
Options exercisable at end of period ..............          631                        659
Options available for grant .......................          703                        454
Intrinsic value of options exercised
  during the period ............................... $0.7 million               $2.2 million

                                                              Options Outstanding               Options Exercisable
                                                    ----------------------------------------  ------------------------
                                                                    Weighted
                                                       Shares       Average       Weighted      Shares      Weighted
                                                     Outstanding    Remaining      Average    Exercisable   Average
                                                     April 30,     Contractual   Exercise      April 30,    Exercise
             Range of Exercise Prices                   2006      Life in Years    Price         2006        Price
----------------------------------------------------------------- --------------------------  ------------ -----------
$4.29-$4.29 .......................................            9      3.7         $  4.29             9       $   4.29
$8.21-$10.83 ......................................          630      5.1         $  8.55           504       $   8.40
$14.00-$16.49 .....................................          294      7.7         $ 14.32            97       $  14.13
$17.73-$17.73 .....................................          280      8.6         $ 17.73            49       $  17.73
$33.88-$33.88 .....................................          327      9.6         $ 33.88            --       $     --
                                                    ------------                              ---------       --------
Total                                                      1,540      7.2         $ 16.67           659       $   9.88
                                                    ============                              =========
Aggregate intrinsic value of exercisable options
  at April 30, 2006                                $16.0 million

7. CONTINGENCIES

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

    SERVICE MAINTENANCE AGREEMENT OBLIGATIONS. The Company sells service maintenance agreements under which it is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The typical term for these agreements is between 12 and 36 months. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sale and recorded in revenues in the statement of operations over the life of the agreements. The revenues deferred related to these agreements totaled $3.6 million and $3.9 million, respectively, as of January 31, 2006 and April 30, 2006, and are included on the face of the balance sheet in Deferred revenues and allowances.

                                  CONN'S, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


8. SUBSEQUENT EVENTS

    STOCK OPTION PLAN AMENDMENTS. At the Company's annual shareholder's meeting on May 31, 2006, the shareholders approved an amendment to the Amended and Restated 2003 Incentive Stock Option Plan to increase the number of shares of common stock that may be issued under the plan from 2,559,767 to 3,859,767. If this amendment had taken place on April 30, 2006, there would have been 1,754,129 shares available for issuance under this plan as of April 30, 2006.

    At the annual shareholder's meeting, the shareholders also approved an amendment to the 2003 Non-Employee Directors Stock Option Plan to increase the number of shares of common stock that may be issued under the plan from 300,000 to 600,000. If this amendment had taken place on April 30, 2006, there would have been 320,000 shares available for issuance under this plan as of April 30, 2006.

    TEXAS TAX LAW CHANGES. On May 18, 2006, the Governor of Texas signed a tax bill that modifies the existing franchise tax, with the most significant change being the replacement of the existing base with a tax based on margin. Taxable margin is generally defined as total federal tax revenues minus the greater of
(a) cost of goods sold or (b) compensation. The tax rate to be paid by retailers and wholesalers is 0.5% on taxable margin. This will result in an increase in taxes paid by the Company, as franchise taxes paid have totaled less than $50,000 per year for the last several years. Partially offsetting this increase is a reduction in property tax rates that will be phased in during the 2006 and 2007 property tax years.

    The tax changes will impact reported earnings beginning during the second quarter of the current fiscal year. The Company is currently analyzing the impact these changes will have on its financial condition and results of operations.

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

         o the ability of the QSPE to obtain additional funding for the purpose of purchasing our receivables;

         o rising interest rates may increase our cost of borrowing or reduce securitization income;

         o the potential for deterioration in the delinquency status of the sold or owned credit portfolios or higher than historical charge-offs in the portfolios could adversely impact earnings;

         o the potential for greater than expected losses in the sold or owned credit portfolios due to the impact of Hurricane Rita on our credit operations;

         o technological and market developments, growth trends and projected sales in the home appliance and consumer electronics industry, including with respect to digital products like DVD players, HDTV, digital audio, home networking devices and other new products, and our ability to capitalize on such growth;

         o the potential for price erosion or lower unit sales points that could result in declines in revenues;

         o increasing oil and gas prices could adversely affect our customers' shopping decisions and patterns, as well as the cost of our delivery and service operations and our cost of products if vendors pass on their additional fuel costs through increased pricing for products;

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

    Additional important factors that could cause our actual results to differ materially from our expectations are discussed under "Risk Factors" in our Form 10-K filed with the Securities Exchange Commission on March 30, 2006. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report might not happen.

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

    On February 1, 2006, we were required to adopt Statement of Financial Accounting Standard No. 123R, STOCK-BASED COMPENSATION. We elected to use the modified retrospective application transition, which results in the retrospective adjustment of all prior period financial statements using the
fair-value-based   method  of  accounting  for  stock-based   compensation.   As
applicable,   all  amounts   disclosed  in  the  financial   statements  and  in
Management's Discussion and Analysis of Financial Condition and Results of Operations have been adjusted accordingly. See Note 1 to the financial statements for discussion of the impacts on the financial statements.

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

    We currently operate 58 retail locations in Texas and Louisiana, and have several other stores under development.

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

    Our business is somewhat seasonal, with a greater portion of our revenues, pretax and net income realized during the quarter ending January 31, due to the holiday selling season, the major collegiate bowl season and the National Football League playoffs and Super Bowl.

EXECUTIVE OVERVIEW

    This narrative is intended to provide an executive level overview of our operations for the three months ended April 30, 2006. A detailed explanation of the changes in our operations for these periods as compared to the prior year is included beginning on page 19. As explained in that section, our pretax income for the quarter ended April 30, 2006 increased approximately 18.6%, primarily as a result of higher revenues and gross margin dollars, lower selling, general and administrative expenses as a percentage of revenues and lower interest (income) expense. Some of the more specific issues that impacted our operating and pretax income are:


o Same store sales for the quarter grew 16.1% over the same period for the prior year. The improvement in same store sales growth was due primarily to improved execution at the store level and effective sales promotions. While we do not have sufficient information to determine what long-term impact Hurricanes Rita and Katrina will have on sales in the impacted markets, excluding the Southeast Texas and Louisiana markets, the same store sales increase was 11.6% in the other markets we serve. These other markets accounted for 78.7% of same store Product sales and Service maintenance agreement commissions during the three months ended April 30, 2006. It is our strategy to continue emphasizing our primary product categories and focusing on specialty product categories throughout the balance of fiscal 2007.

o Our entry into the Dallas/Fort Worth and the South Texas markets and the addition of stores in our existing Houston and San Antonio markets had a positive impact on our revenues. Approximately $11.7 million of our product sales increase for the quarter ended April 30, 2006 resulted from the opening of new stores in these markets. Our plans provide for the opening of additional stores in existing markets during fiscal 2007 as we focus on opportunities in markets in which we have existing infrastructure.

o While deferred interest and "same as cash" plans continue to be an important part of our sales promotion plans, our improved execution and effective use of a variety of sales promotions, enabled us to reduce the level of deferred interest and "same as cash" plans. For the three months ended April 30, 2006, $35.4 million, or 22.3%, in gross product sales were financed by deferred interest and "same as cash" plans. For the comparable period in the prior year gross product sales financed by deferred interest and "same as cash" sales were $40.7 million, or 32.0%. We expect to continue to offer this type of extended term promotional credit in the future.

o Our gross margin for the quarter decreased from 35.4% to 33.7% for the three months ended April 30, 2006 when compared to the same period in the prior year. This occurred primarily as a result of a change in our revenue mix as Product sales, which yielded a 20.7% gross margin in both periods, grew faster than higher margin Service revenues and Finance charges and other.

o Finance charges and other grew 6.1%, which is a slower pace than Product sales as:

         o service maintenance agreement retrospective commissions decreased $0.7 million, due to a change in the commission structure resulting in higher front-end commissions, which are included in Net sales,

         o insurance commission growth of 6.8% was impacted by reduced insurance sales penetration, and

         o securitization income growth of 10.8% was impacted by a 61.6% increase in net credit losses due to higher than expected losses primarily as a result of the impact of Hurricane Rita on our credit operations. We recorded a portion of the losses against the special reserves which were provided in the quarter ended October 31, 2005. As of April 30, 2006, $0.3 million remains in the special reserve for our estimate of the remaining expected losses caused by the impact of Hurricane Rita.

o Operating margin also decreased from 9.6% to 8.9% for the three months ended April 30, 2006 when compared to the same period in the prior year due to reduced gross margin that was partially offset by our ability to reduce Selling, general and administrative (SG&A) expenses as a percent of revenues. During the three months ended April 30, 2006, we decreased SG&A expense as a percent of revenues to 24.2% from 25.1% when compared to the prior year, primarily from decreases in payroll and payroll related expenses and net advertising expense as a percent of revenues.

o We adopted SFAS No. 123R, SHARE-BASED PAYMENT, during the quarter ended April 30, 2006. The adoption resulted in expenses totaling $0.4 million being recorded to SG&A during the quarter ended April 30, 2006 as compared to $0.3 million being recorded in the quarter ended April 30, 2005.

OPERATIONAL CHANGES AND RESULTING OUTLOOK

    During the quarter, we opened a new store in Baytown, Texas. Additionally, we opened another new store in the Houston market during May 2006. We have several other locations in Texas that we believe are promising and, along with new stores in existing markets, are in various stages of development for opening in fiscal year 2007. We also continue to look at other markets, including neighboring states for opportunities.

    Our credit portfolio delinquency and charge-off statistics were negatively impacted by the effects of the hurricanes that hit the Gulf Coast during August and September of 2005, and the bankruptcy law change in October 2005. Non-storm factors that may have affected delinquencies and charge-offs include the impact of higher gasoline prices or higher interest rates on our customers and our internal collection efforts, However, as predicted, the delinquency performance of the credit portfolio continues to improve and is currently performing within the range of our historical results during the past four years. See detail information regarding the delinquency status of the credit portfolio in Note 3 to the financial statements.

    On May 18, 2006, the Governor of Texas signed a tax bill that modifies the existing franchise tax, with the most significant change being the replacement of the existing base with a tax based on margin. Taxable margin is generally defined as total federal tax revenues minus the greater of (a) cost of goods sold or (b) compensation. The tax rate to be paid by retailers and wholesalers is 0.5% on taxable margin. This will result in an increase in taxes paid by us, as franchise taxes paid have totaled less than $50,000 per year for the last several years. Partially offsetting this increase is a reduction in property tax rates that will be phased in during the 2006 and 2007 property tax years. The tax changes will impact reported earnings beginning during the second quarter of the current fiscal year. We are currently analyzing the impact these changes will have on our financial condition and results of operations.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

    In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as "critical accounting estimates." We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of April 30, 2006.

    TRANSFERS OF FINANCIAL ASSETS. We transfer customer receivables to the QSPE that issues asset-backed securities to third party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES. As we transfer the accounts, we record an asset representing the interest only strip which is the difference between the interest earned on customer accounts and the cost associated with financing and servicing the transferred accounts, including a provision for bad debts associated with the transferred accounts (on a revolving pool basis) discounted to a market rate of interest. The gain or loss recognized on these transactions is based on our best estimates of key assumptions, including forecasted credit losses based on actual portfolio experience over the past twelve months, payment rates, forward yield curves, costs of servicing the accounts and appropriate discount rates. The use of different estimates or assumptions could produce different financial results. For example, if we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), our interest in securitized assets would have been reduced by $4.8 million as of April 30, 2006, which may have an adverse effect on earnings. We recognize income from our interest in these transferred accounts as gains on the transfer of the asset, interest income and servicing fees. This income is recorded as Finance charges and other in our consolidated statements of operations. If the assumption used for estimating credit losses were changed by 0.5% from 3.0% to 3.5%, the impact to recorded Finance charges and other would have been a reduction in revenues and pretax income of $2.0 million.

    DEFERRED TAX ASSETS. We have significant net deferred tax assets (approximately $4.5 million as of April 30, 2006), which are subject to periodic recoverability assessments. Realization of our net deferred tax assets may be dependent upon our ability to offset reversals against prior taxable income, changes in tax rates or our future taxable income. Changes in these assumptions, if any, may require material adjustments to these deferred tax asset balances. For example, if we had assumed that the future tax rate at which these deferred items would reverse was 34.5% rather than 35.1%, we would have reduced the net deferred tax asset account and net income by approximately $77,000.

    INTANGIBLE ASSETS. We have significant intangible assets related primarily to goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Effective with the implementation of SFAS 142, we ceased amortizing goodwill and began testing potential impairment of this asset annually based on judgments regarding ongoing profitability and cash flow of the underlying assets. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believe is impaired. Our goodwill balance at April 30, 2006 was $9.6 million.

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

    REVENUE RECOGNITION. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell service maintenance renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. The amount of service maintenance agreement revenue deferred at April 30, 2006 and January 31, 2006 was $3.9 million and $3.6 million, respectively, and is included in Deferred revenues and allowances in the accompanying balance sheets.

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

    ACCOUNTING FOR STOCK-BASED COMPENSATION. We adopted Statement of Financial Accounting Standards No. 123R, SHARE-BASED PAYMENT, effective February 1, 2006, using the modified retrospective application transition. This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains an employee's services. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, based on the grant-date fair value of the award, and record that cost over the period during which the employee is required to provide service in exchange for the award. As a result of the adoption of this pronouncement, we retrospectively adjusted prior financial statements to record compensation expense, as previously reported in the notes to our financial statements, for all awards valued using fair-value based methods. The impact of the adoption of this pronouncement is discussed in more detail in Note 1 to our financial statements.

    ACCOUNTING FOR LEASES. The accounting for leases is governed primarily by SFAS No. 13, Accounting for Leases. As required by the standard, we analyze each lease, at its inception, to determine whether it should be accounted for as an operating lease or a capital lease. Additionally, monthly lease expense for each operating lease is calculated as the average of all payments required under the minimum lease term, including rent escalations. Generally, the minimum lease term begins with the date we take possession of the property and ends on the last day of the minimum lease term, and includes all rent holidays, but excludes renewal terms that are at our option. Any tenant improvement allowances received are deferred and amortized into income as a reduction of lease expense on a straight line basis over the minimum lease term. The amortization of leasehold improvements is computed on a straight line basis over the shorter of the remaining lease term or the estimated useful life of the improvements. Effective February 1, 2006 we implemented the requirements of FASB Staff Position No. 13-1, which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. As required by that guidance, we recognize as rental expense all rental costs associated with ground or building operating leases that are incurred during a construction period. That rental expense is included in income from continuing operations and is not capitalized.

RESULTS OF OPERATIONS

    The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

                                                                                               April 30,
                                                                                     ----------------------------
                                                                                          2005           2006
                                                                                     --------------  ------------
Revenues:
   Product sales ..............................................................               80.5          82.5%
   Service maintenance agreement commissions (net) ............................                4.3           4.2
   Service revenues ...........................................................                3.0           2.7
                                                                                     --------------  ------------
     Total net sales ..........................................................               87.8          89.4
   Finance charges and other ..................................................               12.2          10.6
                                                                                     --------------  ------------
          Total revenues ......................................................              100.0         100.0
Costs and expenses:

   Cost of goods sold, including warehousing and occupancy cost ...............               63.8          65.5
   Cost of parts sold, including warehousing and occupancy cost ...............                0.8           0.8
   Selling, general and administrative expense ................................               25.1          24.2
   Provision for bad debts ....................................................                0.7           0.6
                                                                                     -------------   ------------
          Total costs and expenses ............................................               90.4          91.1
                                                                                     -------------   ------------
   Operating income ...........................................................                9.6           8.9
   Interest (income) expense, net .............................................                0.2          (0.1)
                                                                                     -------------   ------------
   Income before income taxes .................................................                9.4           9.0
   Provision for income taxes .................................................                3.3           3.2
                                                                                     -------------   ------------
   Net income                                                                                  6.1%          5.8%
                                                                                     =============   ============

    The table above identifies several changes in our operations for the current quarter, including changes in revenue and expense categories expressed as a percentage of revenues. These changes are discussed in the Executive Overview section on page 15 and in more detail in the discussion of operating results beginning in the analysis below.

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

THREE MONTHS ENDED APRIL 30, 2006 COMPARED TO THREE MONTHS ENDED APRIL 30, 2005

    REVENUES. Total revenues increased by $33.9 million, or 21.5%, from $158.2 million for the three months ended April 30, 2005 to $192.1 million for the three months ended April 30, 2006. The increase was attributable to increases in net sales of $32.8 million, or 23.6%, and $1.2 million, or 6.1%, in finance charges and other revenue.

    The $32.8 million increase in net sales was made up of the following:

o a $21.8 million same store sales increase of 16.1%. While we do not have sufficient information to determine what long-term impact Hurricanes Rita and Katrina will have on sales in the impacted markets, excluding the Southeast Texas and Louisiana markets, the same store sales increase was 11.6% in the other markets we serve. These other markets accounted for 78.7% of same store Product sales and Service maintenance agreement commissions during the three months ended April 30, 2006. Additionally, as a result of changes in the commission structure on our third-party service maintenance agreement (SMA) contracts, beginning July 2005, we began realizing the benefit of increased front-end commissions on SMA sales, which increased net sales by approximately $650,000, (offsetting this increase is a decrease in retrospective commissions which is reflected in Finance charges and other);

o a $10.9 million increase generated by seven retail locations that were not open for three consecutive months in each period;

o        a  $352,000   decrease  resulted  from  an  increase  in  discounts  on
         extended-term promotional credit sales (those with terms longer than 12 months); and

o        a $454,000 increase resulted from an increase in service revenues.

    The components of the $32.8 million increase in net sales, were a $31.2 million increase in product sales and a $1.6 million net increase in service maintenance agreement commissions and service revenues. The $31.2 million increase in product sales resulted from the following:

o approximately $18.2 million was attributable to increases in unit sales, due to increased appliances, consumer electronics, and furniture sales, and

o approximately $13.0 million was attributable to increases in unit price points. The price point impact was driven by consumers selecting higher priced appliance products, including high-efficiency washers and dryers and stainless kitchen appliances.

    The following table presents the makeup of net sales by product category in each quarter, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.


                                                           Three Months Ended April,
                                           ----------------------------------------------------------
                                                      2005                         2006
                                           ---------------------------- -----------------------------    Percent
                 Category                     Amount         Percent       Amount         Percent        Increase
                                           --------------  ------------ --------------  -------------  --------------
Major home appliances ......................    $ 46,601        33.4 %       $ 61,864         36.0 %          32.8 %   (1)
Consumer electronics .......................      43,654          31.4         53,636           31.2            22.9   (2)
Track ......................................      22,741          16.4         23,206           13.5             2.0   (3)
Delivery ...................................       2,023           1.5          2,872            1.7            42.0   (4)
Lawn and garden ............................       5,283           3.8          5,116            3.0            (3.2)  (5)
Mattresses .................................       2,907           2.1          5,096            3.0            75.3   (6)
Furniture ..................................       2,996           2.2          5,405            3.2            80.4   (7)
Other ......................................       1,070           0.8          1,314            0.8            22.8   (2)
                                           --------------  ------------ --------------  -------------
     Total product sales ...................     127,275          91.6        158,509           92.4             24.5
Service maintenance agreement
commissions ................................       6,884           5.0          7,967            4.6            15.7
Service revenues ...........................       4,775           3.4          5,229            3.0             9.5
                                           --------------  ------------ --------------  -------------
     Total net sales .......................    $138,934         100.0%      $171,705          100.0%           23.6%
                                           ==============  ============ ==============  =============


----------------------------------

(1) In addition to strong overall sales growth, appliance sales benefited from increases in unit price points driven by consumers selecting higher priced appliance products, including high-efficiency washers and dryers and stainless kitchen appliances.
(2) These increases are consistent with overall increase in product sales and improved unit prices.
(3) The smaller level of track sales (consisting largely of computers, computer peripherals, portable electronics and small appliances) growth is due primarily to reduced unit prices and reduced sales of computers.
(4) This increase is due primarily to the increase in total product sales as well as an increase in the fees charged for deliveries.
(5) A delayed selling season due to dry weather contributed to this decrease.
(6) This increase is due to increased emphasis on bedding and improved execution at our stores in the sale of this category. (7) This increase is due to the increased emphasis on the sales of furniture, primarily sofas, recliners and entertainment centers, and new product lines added to this category.

    Revenue from Finance charges and other increased by approximately $1.2 million, or 6.1%, from $19.2 million for the three months ended April 30, 2005 to $20.4 million for the three months ended April 30, 2006. It grew at a slower pace than the 24.5% increase in product sales due primarily to a $0.7 million decrease in service maintenance agreement retrospective commissions, an increase in insurance commissions of 6.8% and an increase in securitization income of $1.4 million, or 10.8%. Securitization income was impacted primarily by a 61.6% increase in net credit losses in the quarter ended April 30, 2006 as compared to the quarter ended April 30, 2005. The increased net credit losses were due to higher than expected losses primarily as a result of the impact of Hurricane Rita on our credit operations. We recorded a portion of the losses against the special reserves that were provided in the quarter ended October 31, 2005. As of April 30, 2006, $0.3 million remains in the special reserves for our estimate of the remaining expected losses caused by the impact of Hurricane Rita. The securitization income increases are attributable to higher product sales and increases in our retained interest in assets transferred to the QSPE, due primarily to increases in the transferred balances.

    COST OF GOODS SOLD. Cost of goods sold, including warehousing and occupancy cost, increased by $24.8 million, or 24.6%, from $100.9 million for the three months ended April 30, 2005 to $125.7 million for the three months ended April 30, 2006. This increase was generally consistent with the 24.5% increase in net product sales during the three months ended April 30, 2006. Cost of products sold was 79.3% of net product sales in the quarter ended April 30, 2006 and 79.3% in the quarter ended April 30, 2005.

    COST OF PARTS SOLD. Cost of parts sold, including warehousing and occupancy cost, increased approximately $340,000, or 27.8%, for the three months ended April 30, 2006 as compared to the three months ended April 30, 2005, due to increases in parts sales. While service revenues increased by 9.5% in the quarter ended April 30, 2006 as compared to the quarter ended April 30, 2005, the cost of parts sold increased at a faster rate due to reduced margins on parts sold through our service maintenance agreement program.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. While Selling, general and administrative expense increased by $6.7 million, or 16.8%, from $39.7 million for the three months ended April 30, 2005 to $46.4 million for the three months ended April 30, 2006, it decreased as a percentage of total revenue from 25.1% to 24.2%. The decrease in expense as a percentage of total revenues resulted primarily from decreased payroll and payroll related expenses and net advertising expense, as a percent of revenues. We adopted SFAS No. 123R, SHARE-BASED PAYMENT, during the quarter ended April 30, 2006. The adoption resulted in expenses totaling $0.4 million being recorded to SG&A during the quarter ended April 30, 2006 as compared to $0.3 million being recorded in the quarter ended April 30, 2005.

    PROVISION FOR BAD DEBTS. The provision for bad debts on non-credit portfolio receivables and credit portfolio receivables retained by the Company and not transferred to the QSPE decreased by $82,000, or 7.1%, during the three months ended April 30, 2006 as compared to the three months ended April 30, 2005, primarily as a result of changes in the loss history and provision adjustments, based on favorable loss experience during the last twelve months. See Note 3 to the financial statements for information regarding the performance of the credit portfolio.

    INTEREST (INCOME) EXPENSE, NET. Net interest (income) expense decreased by $539,000, or 151.8%, from net interest expense of $355,000 for the three months ended April 30, 2005 to net interest income of $184,000 for the three months ended April 30, 2006. The net decrease in interest expense was attributable to the following factors:

         o expiration of $20.0 million in our interest rate hedges and the discontinuation of hedge accounting for derivatives resulted in a net decrease in interest expense of approximately $244,000; and

         o        increase  in   interest   income   from   invested   funds  of
                  approximately $213,000;

The remaining decrease in interest expense of $82,000 resulted from lower average outstanding debt balances and capitalization of interest expense on construction in progress.

    PROVISION FOR INCOME TAXES. The provision for income taxes increased by $958,000, or 18.5%, from $5.2 million for the three months ended April 30, 2005 to $6.1 million for the three months ended April 30, 2006, consistent with the increase in pretax income of 18.6%. Due to the implementation of SFAS 123R, we expect our effective tax rate to increase to between 35.5% and 36.0%.

    NET INCOME. As a result of the above factors, Net income increased $1.8 million, or 18.8%, from $9.6 million for the three months ended April 30, 2005 to $11.4 million for the three months ended April 30, 2006.

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

As of April 30, 2006, we had approximately $22.2 million in excess cash, the majority of which was generated through the operations of the Company. In addition to the excess cash, we had $48.0 million under the revolving line of credit, net of standby letters of credit issued, and $8.0 million under our unsecured bank line of credit available to us for general corporate purposes, $18.5 million under extended vendor terms for purchases of inventory and $61.0 million in commitments available for the transfer of receivables to our QSPE.

    A summary of the significant financial covenants that govern our bank credit facility compared to our actual compliance status at April 30, 2006, is presented below:

                                                                                                         Required
                                                                                                         Minimum/
                                                                                      Actual             Maximum
                                                                                 ------------------ -------------------
Debt service coverage ratio must exceed required minimum                            4.37 to 1.00       2.00 to 1.00
Total adjusted leverage ratio must be lower than required maximum                   1.49 to 1.00       3.00 to 1.00
Consolidated net worth must exceed required minimum                                $250.5 million     $153.7 million
Charge-off ratio must be lower than required maximum                                0.03 to 1.00       0.06 to 1.00
Extension ratio must be lower than required maximum                                 0.02 to 1.00       0.05 to 1.00
Thirty-day delinquency ratio must be lower than required maximum                    0.08 to 1.00       0.13 to 1.00

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

    During the three months ended April 30, 2006, net cash provided by operating activities decreased $20.1 million from $11.7 million provided in the 2005 period to $8.4 million used in the 2006 period. The net decrease in cash provided from operations resulted primarily from the timing of payments of accounts payable and federal income and employment tax payments. We had obtained extended payment terms from several of our vendors due to the impact of hurricanes in the prior fiscal year. Federal income and employment tax payment deadlines after Hurricane Rita were also deferred until February 28, 2006. Those extended terms ended and deadlines were reached in the quarter ended April 30, 2006 and we were required to satisfy those obligations, which negatively impacted our operating cash flows by approximately $18.9 million.

    As noted above, we offer promotional credit programs to certain customers that provide for "same as cash" interest free periods of varying terms, generally three, six, or 12 months; in fiscal year 2005 we increased these terms to include 18 or 24 months that are eligible to be partially funded through our asset-backed securitization program. In the second quarter of fiscal 2005, we began offering deferred interest programs with 36-month terms. In the second quarter of fiscal 2006, we began offering deferred interest programs with 24-month terms. The three, six, 12, 18, 24 and 36 month "same as cash" promotional accounts and deferred interest program accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30.0% of eligible securitized receivables. If we exceed this 30.0% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period. The percentage of eligible securitized receivables represented by promotional receivables was 17.9% as of April 30, 2006. At April 30, 2005, this percentage, computed on a consistent basis with the April 30, 2006 calculation, would have been 24.1%. The weighted average promotional period was 12.6 months and 11.7 months for promotional receivables outstanding as of April 30, 2005 and 2006, respectively. The weighted average remaining term on those same promotional receivables was 8.7 months and 7.3 months, respectively. While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables, we receive less income as a result of a reduced net interest margin used in the calculation of the gain on the sale of receivables. As a result, the existence of the interest free extended payment terms negatively impacts the gains as compared to other receivables.

    Net cash used by investing activities increased by $3.7 million, from $3.3 million for the three months ended April 30, 2005 to $7.0 million for the three months ended April 30, 2006. The increase in cash used in investing activities resulted primarily from an increase of $3.7 million for purchases of property and equipment. The cash expended for property and equipment was used primarily for construction of new stores and the reformatting of existing stores to better support our current product mix. Based on current plans, we expect to increase expenditures for property and equipment in fiscal 2007 as we open additional stores, as compared to fiscal 2006.

    Net cash from financing activities increased by $10.9 million from $9.8 million used during the three months ended April 30, 2005 to $1.1 million provided during the three months ended April 30, 2006. The increase in cash provided by financing activities resulted primarily from decreases in payments on various debt instruments of $10.4 million. Also benefiting cash flow from financing activities was increased proceeds from stock issued under employee benefit plans.

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

    At April 30, 2006, the issuer had issued two series of notes and bonds: a Series A variable funding note in the amount of $250 million purchased by Three Pillars Funding LLC and three classes of Series B bonds in the aggregate amount of $200 million, of which $8.0 million was required to be placed in a restricted cash account for the benefit of the bondholders. If the net portfolio yield, as defined by the Series B agreements, falls below 5.0%, then the issuer may be required to fund a cash reserve in addition to the $8.0 million restricted cash account. At April 30, 2006, the net portfolio yield was in compliance with this requirement. Private institutional investors, primarily insurance companies, purchased the Series B bonds at a weighted fixed rate of 5.25%. The issuer is currently in the process of marketing an additional $150 million dollars of fixed rate bonds, but no assurance can be given that a transaction can be completed on terms favorable to it. It is currently anticipated that the transaction will be completed in the second quarter of the current fiscal year. The proceeds of the new issuance will provide the issuer additional capacity for the purchase of our receivables. If the issuer is unable to complete the new bond issuance, then, after its current funding sources are exhausted, we may have to fund growth in the receivables portfolio until the issuer can obtain additional funding.

    We continue to service the transferred accounts for the QSPE, and we receive a monthly servicing fee, so long as we act as servicer, in an amount equal to ..0025% multiplied by the average aggregate principal amount of receivables serviced plus the amount of average aggregate defaulted receivables. The issuer records revenues equal to the interest charged to the customer on the receivables less losses, the cost of funds, the program administration fees paid in connection with either Three Pillars Funding LLC or the Series B bond holders, the servicing fee and additional earnings to the extent they are available.

    The Series A variable funding note permits the issuer to borrow funds up to $250 million to purchase receivables from us, thereby functioning as a "basket" to accumulate receivables. As issuer borrowings under the Series A variable funding note approach $250 million, the issuer intends to request an increase in the Series A amount or issue a new series of bonds and use the proceeds to pay down the then outstanding balance of the Series A variable funding note, so that the basket will once again become available to accumulate new receivables. As of April 30, 2006, borrowings under the Series A variable funding note were $189.0 million.

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

    A summary of the significant financial covenants that govern the Series A variable funding note compared to actual compliance status at April 30, 2006, is presented below:

                                                                                                     Required
                                                                                                     Minimum/
                                                                                As reported          Maximum
                                                                            ---------------------------------------
Issuer interest must exceed required minimum                                   $43.1 million      $45.6 million
Gross loss rate must be lower than required maximum                                4.4%               10.0%
Net portfolio yield must exceed required minimum                                   8.1%                2.0%
Payment rate must exceed required minimum                                          7.1%                3.0%

         Note: All terms in the above table are defined by the asset backed credit facility and may or may not agree directly to the financial statement captions in this document.

    As indicated in the table above, the minimum issuer interest requirement was not satisfied as of April 30, 2006. The minimum issuer interest requirement is based on information that is not available until after the end of the month. Upon determining the new minimum issuer interest requirement, the Issuer deposited the amount necessary to satisfy the required minimum. This temporary deficiency does not in anyway limit the Issuer's ability to function, including funding the transfer of future receivables created by us. Additionally, it did not result in any unscheduled amortization requirements for either the Series A or Series B Notes.

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






     Securitization Facilities
     We finance most of our customer receivables through asset-backed securitization facilities

                                                                                             -------------------------
                                                                                                  Series A Note
                                                                                                  $250 million
                                                                                 |------->      Credit Rating: P1/A2
                                 Customer Receivables                            |           Three Pillars Funding LLC
                                                                                 |
     ---------------------------- -------------------> ---------------------     |           -------------------------
               Retail                                         Qualifying         |
                Sales                                       Special Purpose<-----|
               Entity                                           Entity           |
                                                               ("QSPE")          |
     ---------------------------- <------------------  ---------------------     |           -------------------------
                                                                                 |                Series B Bonds
                                  1. Cash Proceeds                               |                 $200 million
                                  2. Subordinated Securities                     |            Private Institutional
                                  3. Right to Receive Cash Flows                 |------->          Investors
                                     Equal to Interest Rate Spread                            Class A: $120 mm (Aaa)
                                                                                              Class B: $57.8 mm (A2)
                                                                                              Class C: $22.2 mm (Baa2)
                                                                                             -------------------------



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

    We held interest rate swaps and collars with notional amounts totaling $20.0 million which expired on April, 15 2005. The swaps and collars were held for the purpose of hedging against variable interest rate risk, primarily related to cash flows from our interest-only strip as well as our variable rate debt. There have been no material changes in our interest rate risks since January 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.


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

Date: June 1, 2006

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION
--------                        ------------

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

         10.15 Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.15 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).t

         10.15.1 First Amendment to Executive Employment Agreement between Conn's, Inc. and Thomas J. Frank, Sr., Approved by the stockholders May 26, 2005 (incorporated herein by reference to Exhibit 10.15.1 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2005 (file No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2005).t

         10.16 Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

         10.17 2007 Bonus Program (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on March 30, 2006).t

         10.18 Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on June 2, 2005).t

         10.19 Dealer Agreement between Conn Appliances, Inc. and Voyager Service Programs, Inc. effective as of January 1, 1998 (incorporated herein by reference to Exhibit 10.6.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

         10.19.1 Amendment #1 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.6.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

         10.19.2 Amendment #2 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.6.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

         10.19.3 Amendment #3 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.6.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

         10.19.4 Amendment #4 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.6.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

         10.20 Service Expense Reimbursement Agreement between Affiliates Insurance Agency, Inc. and American Bankers Life Assurance Company of Florida, American Bankers Insurance Company
                  Ranchers & Farmers County Mutual Insurance Company, Voyager Life Insurance Company and Voyager Property and Casualty Insurance Company effective July 1, 1998 (incorporated herein by reference to Exhibit 10.6.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

         10.20.1 First Amendment to Service Expense Reimbursement Agreement by and among CAI, L.P., Affiliates Insurance Agency, Inc., American Bankers Life Assurance Company of Florida, Voyager Property & Casualty Insurance Company, American Bankers Life Assurance Company of Florida, American Bankers Insurance Company of Florida and American Bankers General Agency, Inc. effective July 1, 2005 (incorporated herein by reference to Exhibit 10.6.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

         10.21 Service Expense Reimbursement Agreement between CAI Credit Insurance Agency, Inc. and American Bankers Life Assurance Company of Florida, American Bankers Insurance Company
                  Ranchers & Farmers County Mutual Insurance Company, Voyager Life Insurance Company and Voyager Property and Casualty Insurance Company effective July 1, 1998 (incorporated herein by reference to Exhibit 10.6.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

         10.21.1 First Amendment to Service Expense Reimbursement Agreement by and among CAI Credit Insurance Agency, Inc., American Bankers Life Assurance Company of Florida, Voyager Property & Casualty Insurance Company, American Bankers Life Assurance Company of Florida, American Bankers Insurance Company of Florida, American Reliable Insurance Company, and American Bankers General Agency, Inc. effective July 1, 2005 (incorporated herein by reference to Exhibit 10.6.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

         10.22 Consolidated Addendum and Amendment to Service Expense Reimbursement Agreements by and among Certain Member Companies of Assurant Solutions, CAI Credit Insurance Agency, Inc. and Affiliates Insurance Agency, Inc. effective April 1, 2004 (incorporated herein by reference to Exhibit 10.6.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

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