Form 10-K/A
period 2006-01-31
CONNS INC
filed 2006-09-15
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(AMENDMENT NO. 1)

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

(409) 832-1696
Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section l2(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Title of Class
Common Stock, Par Value $0.01 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ x ]

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One): Large accelerated filer [ ] Accelerated filer [ x ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 29, 2005 was approximately $180,604,464 based on the closing price of the registrant’s common stock as reported on the NASDAQ National Market.

There were 23,571,564 shares of common stock, $0.01 par value per share, outstanding on March 27, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 2006 (incorporated herein by reference in Part III).

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

We are amending our Annual Report on Form 10-K (the “Original Filing”) for the year ended January 31, 2006, to restate our consolidated financial statements for the years ended January 31, 2006, 2005 and 2004 and the related disclosures. This Form 10-K/A also includes the restatement of selected financial data as of and for the years ended January 31, 2006, 2005, 2004, 2003, and July 31, 2001, the six months ended January 31, 2002 and the twelve months ended January 31, 2002, included in Item 6, and certain of the financial information presented in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Note 13 to the consolidated financial statements for a summary of the restated amounts.

On September 8, 2006, we concluded that our consolidated financial statements for the years ended January 31, 2006, 2005 and 2004 as well as the selected financial data for the years ended January 31, 2006, 2005, 2004, 2003, and July 31, 2001, the six months ended January 31, 2002 and the twelve months ended January 31, 2002, should be restated to correct for errors in recording interests in securitized assets, securitization income and related income tax impacts that were incorrectly accounted for under U.S. generally accepted accounting principles, specifically covered by Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets. Our decision to restate our consolidated financial statements and certain related and selected financial information for the stated years and periods was based on the results of an internal review of our accounting for the fair value of our retained interest asset performed under the direction of the Audit Committee of the Board of Directors.

During the preparation of our consolidated financial statements for the quarter ended July 31, 2006, we identified an issue related to the recording of securitization income. Based on our discovery and the results of discussions with our independent accountants and the Audit Committee of the Board of Directors, it was determined that a review of our accounting under SFAS No. 140 should be completed before the statements for the quarter ended July 31, 2006 were issued. The internal review revealed that we had incorrectly reduced securitization income and the value of our interests in securitized assets by the amount of future expected loan losses recorded on the books of the qualifying special purpose entity that owns the receivables.

As a result of the error discussed above and the resulting restatement, management has concluded that a material weakness in its internal controls over financial reporting existed. Specifically, controls were not operating effectively to ensure that the proper accounting and corresponding consolidated financial statement presentation of securitization income and the fair value of interests in securitized assets was consistent with SFAS No. 140. As a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of January 31, 2006.

We believe we have taken the steps necessary to remediate this material weakness relating to our accounting under SFAS No. 140 and related processes, procedures, and controls; however, we cannot confirm the effectiveness of our enhanced internal controls with respect to our accounting under SFAS No. 140 until we and our independent auditors have conducted sufficient tests. Accordingly, we will continue to monitor the effectiveness of the processes, procedures, and controls we have implemented and will make any further changes management determines appropriate.

We have not amended and do not anticipate amending our Annual Reports on Form 10-K for any years prior to January 31, 2006. With the exception of our Form 10-Q for the quarter ended April 30, 2006, we will not be amending any of our Quarterly Reports on Form 10-Q. We have filed today the Form 10-Q/A for the quarter ended April 30, 2006 amending the Quarterly Report on Form 10-Q previously filed. The financial information that has been previously filed or otherwise reported for these periods is superseded by the financial information in this Annual Report on Form 10-K/A and the Quarterly Report on Form 10-Q/A. Accordingly, the consolidated financial statements and related financial information contained in those previously filed Annual Report on Form 10-K and Quarterly Report on Form 10-Q should no longer be relied upon.

All of the information in this Form 10-K/A is as of January 31, 2006 and does not reflect any subsequent information or events other than the restatement and related matters discussed in Note 13. Only the following items have been amended as a result of the restatement:

Part I - Item 1 - Business;

Part II - Item 6 - Selected Financial Data;

Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II - Item 8 - Financial Statements and Supplementary Data;

Part II - Item 9A - Controls and Procedures

Part IV - Item 15 - Exhibits and Financial Statement Schedules

Other than as discussed above, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including the exhibits to the Original Filing) affected by subsequent events, except for the adoption of SFAS 123R (see Note 7 to the consolidated financial statements). Accordingly, this Form 10-K/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing, including any amendments to those filings. In addition, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, and 32.1.

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

In 1994, we realigned and added to our management team, enhanced our infrastructure and refined our operating strategy to position ourselves for future growth. From fiscal 1994 to fiscal 1999, we selectively grew our store base from 21 to 26 stores while improving operating margins from 5.2% to 8.7%. Since fiscal 1999, we have generated significant growth in our number of stores, revenue and profitability. Specifically:

•	we have grown from 26 stores to 56 stores, an increase of over 115%, with several more stores currently under development;

•	total revenues have grown by 199% at a compounded annual rate of 16.9% from $234.5 million in fiscal 1999, to $701.1 million in fiscal 2006;

•	net income from continuing operations has grown by 367% at a compounded annual rate of 24.6% from $8.8 million in fiscal 1999 to $41.1 million in fiscal 2006; and
•
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

• •
Digital Versatile Disc (DVD).    According to the CEA, the DVD player has become the fastest growing consumer electronics product in history. First introduced in March 1997, DVD players are currently in 80% of U.S. homes. We believe newer technology based on the DVD delivery system, such as high definition DVD, “blu-ray”, and portable players will continue to drive consumer interest in this entertainment category.

Portable electronics.     Compressed-music portables, represented most notably by the Apple “iPod”, enjoy significant growth, and accounted for 84.5% of total dollar sales in battery-operated music portables in 2005 according to the CEA as reported in TWICE magazine. Apple shipped more than 14 million units of the iPod in the quarter ended December 31, 2005 as compared to 4.6 million in the prior year period.

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

•	Increasing same store sales. We plan to continue to increase our same store sales by:

•	continuing to offer quality products at competitive prices;

•	re-merchandising our product offerings in response to changes in consumer demand;

•	adding new merchandise to our existing product lines;

•	training our sales personnel to increase sales closing rates;

•	updating our stores on a three-year rotating basis;

•	continuing to promote sales of computers and smaller electronics within the interior track area of our stores, including the expansion of high margin accessory items;

•	continuing to provide a high level of customer service in sales, delivery and servicing of our products; and

•	increasing sales of our merchandise, finance products, service maintenance agreements and credit insurance through direct mail and in-store credit promotion programs.

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

Customers

We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer accounts for more than 10% of our total revenues; in fact, no single customer accounted for more than $500,000 (less than 0.1%) of our total revenue of $701.1 million during the year ended January 31, 2006.

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

	Years Ended January 31,
	2004		2005		2006
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Major home appliances	$159,401	36.2%	$168,962	34.2%	$223,651	36.0%
Consumer electronics	139,417	31.6	154,880	31.3	186,679	30.1
Track	70,031	15.9	85,644	17.3	100,154	16.1
Delivery	6,726	1.5	7,605	1.5	9,870	1.6
Lawn and garden	11,505	2.6	13,710	2.8	17,083	2.8
Bedding	6,441	1.5	10,262	2.1	13,126	2.1
Furniture	5,712	1.3	7,182	1.5	15,313	2.5
Other	3,346	0.8	3,315	0.7	4,001	0.6
Total product sales	402,579	91.3	451,560	91.4	569,877	91.8
Service maintenance agreement
commissions	20,074	4.6	23,950	4.8	30,583	4.9
Service revenues	18,265	4.1	18,725	3.8	20,278	3.3
Total net sales	$440,918	100.0%	$494,235	100.0%	$620,738	100.0%

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

Category	Products	Selected Brands
Major appliances	Refrigerators, freezers, washers, dryers, ranges, dishwashers, air conditioners and vacuum cleaners	General Electric, Frigidaire, Whirlpool, Maytag, LG, KitchenAid, Sharp, Samsung, Friedrich, Roper, Hoover and Eureka

Consumer electronics	Projection, plasma, LCD and DLP televisions, and home theater systems	Mitsubishi, Sony, Toshiba, Samsung, Sanyo, JVC, Hitachi, Yamaha, Apple and Fujifilm

Track	Computers, computer peripherals, VCRs, camcorders, digital cameras, DVD players, audio components, compact disc players, speakers and portable electronics (e.g. iPods)	Hewlett Packard, Compaq, Sony

Other	Lawn and garden, furniture and mattresses	Poulan, Husqvarna, Toro, Weedeater, Ashley and Serta

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

Store Operations

Stores.    At the end of fiscal 2006 we operated 56 retail and clearance stores located in Texas and Louisiana. The following table illustrates our markets, the number of freestanding and strip mall stores in each market and the calendar year in which we opened our first store in each market:

	Number of Stores		First
Market	Stand	Strip	Store
	Alone	Mall	Opened
Houston	8	10	1983
San Antonio/Austin	6	7	1994
Golden Triangle (Beaumont, Port Arthur and Orange, Texas
and Lake Charles, Louisiana)	1	4	1937
Baton Rouge/Lafayette	1	4	1975
Corpus Christi	1	0	2002
Dallas/Fort Worth	1	11	2003
South Texas	1	1	2004
Total	19	37

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

	Years Ended January 31,
	2004		2005		2006
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Cash and other credit cards	$198,765	47.0%	$193,753	40.8%	$254,047	42.3%
Primary credit portfolio:
Installment	182,802	43.3	225,369	47.4	263,667	43.9
Revolving	16,627	3.9	20,663	4.3	30,697	5.1
Secondary credit portfolio	24,459	5.8	35,725	7.5	52,049	8.7
Total	$422,653	100.0%	$475,510	100.0%	$600,460	100.0%

Credit Approval.    Our credit programs are operated by our centralized credit department staff, completely independent of sales personnel. As part of our centralized credit approval process, we have developed a proprietary standardized scoring model that provides preliminary credit decisions, including down payment amounts and credit terms, based on both customer and product risk. We developed this model with data analysis by Equifax® to correlate the product category of a customer purchase with the default probability. Although we rely on this program to approve automatically some credit applications from customers for whom we have previous credit experience, over 92.8% of our credit decisions are based on evaluation of the customer’s creditworthiness by a qualified credit grader. As of January 31, 2006, we employed approximately 400 full-time and part-time employees who focus on credit approval and collections. These employees are highly trained to follow our strict methodology in approving credit, collecting our accounts, and charging off any uncollectible accounts based on pre-determined aging criteria.

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

The following two tables present, for comparison purposes, information regarding our two credit portfolios.

	Primary Portfolio (1)
	Years Ended January 31,
	2004	2005	2006
	(total outstanding balance in thousands)
Total outstanding balance (period end)	$293,909	$358,252	$421,649
Average outstanding customer balance	$1,189	$1,268	$1,284
Number of active accounts (period end)	247,151	282,533	328,402
Total applications processed (2)	499,755	567,352	684,674
Percent of retail sales financed	47.2%	51.7%	49.0%
Total applications approved	59.3%	56.4%	52.8%
Average down payment	8.6%	7.4%	7.6%
Average interest spread (3)	12.2%	12.7%	12.0%

	Secondary Portfolio
	Years Ended January 31,
	2004	2005	2006
	(total outstanding balance in thousands)
Total outstanding balance (period end)	$55,561	$70,448	$98,072
Average outstanding customer balance	$1,057	$1,040	$1,128
Number of active accounts (period end)	52,566	67,718	86,936
Total applications processed (2)	192,228	238,605	314,698
Percent of retail sales financed	5.8%	7.5%	8.7%
Total applications approved	26.9%	33.3%	34.1%
Average down payment	27.7%	27.2%	26.4%
Average interest spread (3)	13.0%	14.0%	14.1%

(1)	The Primary Portfolio consists of owned and sold receivables.
(2)	Unapproved credit applications in the primary portfolio are automatically referred to the secondary portfolio.
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

The following table reflects the performance of our two credit portfolios, net of unearned interest.

	Primary Portfolio (1)			Secondary Portfolio
	Years Ended January 31,			Years Ended January 31,
	2004	2005	2006	2004	2005	2006
	(dollars in thousands)			(dollars in thousands)
Total outstanding balance (period end)	$293,909	$358,252	$421,649	$55,561	$70,448	$98,072
Average total outstanding balance	$271,659	$323,108	$387,464	$54,988	$64,484	$86,461
Account balances over 60 days old (period end	$13,484	$17,503	$26,029	$4,783	$5,640	$9,508
Percent of balances over 60 days old to total outstanding (period end) (2)	4.6%	4.9%	6.2%	8.6%	8.0%	9.7%
Bad debt write-offs (net of recoveries)	$7,905	$7,601	$10,225	$1,499	$1,604	$1,915
Percent of write-offs (net) to average outstanding (3)	2.9%	2.4%	2.6%	2.7%	2.5%	2.2%

(1)	The Primary Portfolio consists of owned and sold receivables.
(2)
At January 31, 2006, the percent of balances over 60 days old was elevated due to the impact of Hurricanes Katrina and Rita. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3)	The fiscal year ended January 31, 2005, includes the benefit of new information received during the year, which impacted the realization of sales tax credits on prior year write-offs.

The following table presents information regarding the growth of our combined credit portfolios, including unearned interest.

	Years Ended January 31,
	2004	2005	2006
	(dollars in thousands)
Beginning balance	$362,076	$418,702	$514,204
New receivables financed	331,849	423,935	495,553
Revolving finance charges	4,354	3,926	3,858
Returns on account	(6,860)	(10,670)	(5,397)
Collections on account	(263,313)	(312,484)	(375,342)
Accounts charged off	(11,934)	(11,825)	(14,392)
Recoveries of charge-offs	2,530	2,620	2,252
Ending balance	418,702	514,204	620,736
Less unearned interest at end of period	(69,232)	(85,504)	(101,015)
Total portfolio, net	$349,470	$428,700	$519,721

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

Of the 15,000 to 20,000 repairs that we perform each month, approximately 35.4% are covered under these service maintenance agreements, approximately 50.5% are covered by manufacturer warranties and the remainder are “walk-in” repairs from our customers. Revenues from the sale of service contracts represented approximately 4.6%, 4.8%, and 4.9% of net sales during fiscal years 2004, 2005 and 2006, respectively.

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

We experience seasonal fluctuations in our net sales and operating results. In fiscal 2006, we generated 29.8% of our net sales and 31.1% of our net income in the fiscal quarter ended January 31 (which included the holiday selling season). We also incur significant additional expenses during this fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fiscal quarter ending January 31, our net sales could decline, resulting in excess inventory, which could harm our financial performance. A shortfall in expected net sales, combined with our significant additional expenses during this fiscal quarter, could cause a significant decline in our operating results. This could adversely affect our common stock price.

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

We believe that our success and ability to compete depends in part on consumer identification of the name "Conn’s." We have registered the trademarks "Conn’s" and our logo. We intend to protect vigorously our trademark against infringement or misappropriation by others. A third party, however, could attempt to misappropriate our intellectual property in the future. The enforcement of our proprietary rights through litigation could result in substantial costs to us that could have a material adverse effect on our financial condition or results of operations.

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

A further rise in oil and gasoline prices could affect our customers’ determination to drive to our stores, and cause us to raise our delivery charges.

A further significant increase in oil and gasoline prices could adversely affect our customers’ shopping decisions and patterns. We rely heavily on our internal distribution system and our same or next day delivery policy to satisfy our customers’ needs and desires, and any such significant increases could result in increased distribution charges. Such increases may not significantly affect our competitors.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The following summarizes the geographic location of our stores, warehouse and distribution centers and corporate facilities by major market area:

Geographic Location	No. of Locations	Leased Facilities	Total Square Feet	Warehouse Square Feet	Leases With Options Expiring Beyond 10 Years

Golden Triangle District (1)	5	5	153,568	32,169	5
Louisiana District	5	5	129,890	27,200	5
Houston District	18	14	394,240	90,070	13
San Antonio/Austin District	13	13	379,330	83,982	12
Corpus Christi	1	1	51,670	14,300	1
South Texas	2	2	55,660	8,435	2
Dallas District	12	10	351,243	79,245	10
Store Totals	56	50	1,515,601	335,401	48
Warehouse/Distribution Centers	6	3	703,453	703,453	1
Service Centers	5	3	191,932	133,636	1
Corporate Offices	1	1	106,783	25,000	1
Total	68	57	2,517,769	1,197,490	51
___________

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

The principal market for our common stock is the NASDAQ National Market. Our common stock is listed on the NASDAQ National Market under the symbol "CONN." Information regarding the high and low sales prices for our common stock for each quarterly period since our initial public offering as reported on NASDAQ is summarized as follows:

	High	Low
Quarter ended April 30, 2004	$18.08	$14.50
Quarter ended July 31, 2004	$19.18	$15.35
Quarter ended October 31, 2004	$16.82	$13.79
Quarter ending January 31, 2005	$18.33	$14.37
Quarter ended April 30, 2005	$19.70	$15.29
Quarter ended July 31, 2005	$27.51	$16.69
Quarter ended October 31, 2005	$29.80	$23.20
Quarter ended January 31, 2006	$44.93	$28.68

How many common stockholders do we have?

As of March 27, 2006, we had approximately 57 common stockholders of record and an estimated 6,400 beneficial owners of our common stock.

Did we declare any cash dividends in fiscal 2005 or fiscal 2006?

No cash dividends were paid in fiscal 2005 or 2006. We do not anticipate paying dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Has the Company had any sales of unregistered securities during the last year?

The Company has had no sales of unregistered securities during fiscal 2006.

ITEM 6. SELECTED FINANCIAL DATA. (Restated)

			Twelve
	Year	Six Months	Months
	Ended	Ended	Ended
	July 31,	January 31,	January 31,	Years Ended January 31,
	2001	2002	2002	2003	2004	2005	2006
	(unaudited)	(unaudited)	(unaudited)
Statement of Operations (1):	(dollars and shares in thousands, except per share amounts)

Total revenues	$327,088	$206,187	$378,337	$445,267	$498,378	$565,821	$701,148
Operating expense:
Cost of goods sold, including warehousing and occupancy cost	201,963	127,543	233,226	276,956	317,712	359,710	453,374
Selling, general and administrative expense	92,194	58,630	106,949	125,712	135,282	153,652	182,797
Provision for bad debts	390	(290)	530	1,779	2,504	2,589	1,133
Total operating expense	294,547	185,883	340,705	404,447	455,498	515,951	637,304
Operating income	32,541	20,304	37,632	40,820	42,880	49,870	63,844
Interest expense, net and minority interest	3,754	2,940	4,855	7,237	4,577	2,477	400
Earnings before income taxes	28,787	17,364	32,777	33,583	38,303	47,393	63,444
Provision for income taxes	10,299	6,256	11,734	11,919	13,260	16,706	22,341
Net income from continuing operations	18,488	11,108	21,043	21,664	25,043	30,687	41,103
Discontinued operations, net of tax	(546)	-	(389)	-	-	-	-
Net income	17,942	11,108	20,654	21,664	25,043	30,687	41,103
Less preferred stock dividends (2)	(2,173)	(1,025)	(1,939)	(2,133)	(1,954)	-	-
Net income available for common stockholders	$15,769	$10,083	$18,715	$19,531	$23,089	$30,687	$41,103
Earnings per common share:
Basic	$0.92	$0.59	$1.10	$1.17	$1.30	$1.32	$1.76
Diluted	$0.92	$0.58	$1.08	$1.17	$1.26	$1.30	$1.71
Average common shares outstanding:
Basic	17,169	17,025	17,060	16,724	17,726	23,192	23,412
Diluted	17,194	17,327	17,383	16,724	18,257	23,646	24,088

Other Financial Data:
Stores open at end of period	32	36	36	42	45	50	56
Same store sales growth (3)	10.3%	16.7%	15.6%	1.3%	2.6%	3.6%	16.9%
Inventory turns (4)	5.9	7.5	6.8	6.6	6.5	6.0	6.6
Gross margin percentage (5)	38.3%	38.1%	38.4%	37.8%	36.3%	36.4%	35.3%
Operating margin (6)	9.9%	9.8%	9.9%	9.2%	8.6%	8.8%	9.1%
Return on average equity (7)	38.3%	32.9%	31.2%	28.1%	19.4%	16.1%	17.7%
Capital expenditures	$14,833	$10,551	$15,547	$15,070	$9,401	$19,619	$18,490

Balance Sheet Data:
Working capital	$44,064	$50,224	$50,224	$74,139	$121,154	$156,006	$190,073
Total assets	137,737	150,757	150,757	185,663	240,081	276,716	353,158
Total debt	31,445	38,750	38,750	51,992	14,512	10,532	136
Preferred stock	15,400	15,226	15,226	15,226	-	-	-
Total stockholders’ equity	58,191	67,538	67,538	86,824	171,911	208,734	255,861

(1)	Information excludes the operations of the rent-to-own division that was sold in February, 2001.
(2)	Dividends were not actually declared or paid until 2004, but are presented for purposes of earnings per share calculations.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Restated)

Forward-Looking Statements

This report contains forward-looking statements. We sometimes use words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about us that may cause actual results to differ from these forward-looking statements include, but are not limited to:

•  the success of our growth strategy and plans regarding opening new stores and entering adjacent and new markets, including our plans to continue expanding into the Dallas/Fort Worth Metroplex, and South Texas;

• our intention to update or expand existing stores;

• our ability to obtain capital for required capital expenditures and costs related to the opening of new stores or to update or expand existing stores;

• our cash flows from operations, borrowings from our revolving line of credit and proceeds from securitizations to fund our operations, debt repayment and expansion;

• rising interest rates may increase our cost of borrowings or reduce securitization income;

• technological and market developments, growth trends and projected sales in the home appliance and consumer electronics industry, including with respect to digital products like DVD players, HDTV, digital radio, home networking devices and other new products, and our ability to capitalize on such growth;

• the potential for price erosion or lower unit sales points that could result in declines in revenues;

• increasing oil and gas prices that could adversely affect our customers’ shopping decisions and patterns;

• both short-term and long-term impact of adverse weather conditions (e.g. hurricanes) that could result in volatility in our revenues and increased expenses and casualty losses;

• changes in laws and regulations and/or interest, premium and commission rates allowed by regulators on our credit, credit insurance and service maintenance agreements as allowed by those laws and regulations;

• our relationships with key suppliers;

• the adequacy of our distribution and information systems and management experience to support our expansion plans;

• the accuracy of our expectations regarding competition and our competitive advantages;

• the potential for market share erosion that could result in reduced revenues;

• the accuracy of our expectations regarding the similarity or dissimilarity of our existing markets as compared to new markets we enter; and

• the outcome of litigation affecting our business.

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

On September 8, 2006, we concluded that our consolidated financial statements for the years ended January 31, 2006, 2005 and 2004 as well as the selected financial data for the years ended January 31, 2006, 2005, 2004, 2003, and July 31, 2001, the six months ended January 31, 2002 and the twelve months ended January 31, 2002, should be restated to correct for errors in recording interests in securitized assets, securitization income and related income tax impacts that were incorrectly accounted for under U.S. generally accepted accounting principles, specifically covered by Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets. The following discussion has been updated, as appropriate, to reflect the changes to our financial statements. See Note 13 to the financial statements for discussion of the impacts on the financial statements.

Additionally, on February 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, Stock-Based Compensation. We elected to use the modified retrospective application transition, which results in the retrospective adjustment of all prior period financial statements using the fair-value-based method of accounting for stock-based compensation. As applicable, all amounts disclosed in the financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted accordingly. See Note 1 to the financial statements for discussion of the impacts on the financial statements.

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

We, of course, derive a large part of our revenue from our product sales. However, unlike many of our competitors, we provide in-house credit options for our customers’ product purchases. In the last three years, we have financed, on average, approximately 57% of our retail sales through these programs. In turn, we finance (convert to cash) substantially all of our customer receivables from these credit options through an asset-backed securitization facility. See “Business - Finance Operations” for a detailed discussion of our in-house credit programs. As part of our asset-backed securitization facility, we have created a qualifying special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and to issue asset-backed and variable funding notes to third parties to fund such purchases. We transfer our receivables, consisting of retail installment contracts and revolving accounts extended to our customers, to the issuer in exchange for cash and subordinated securities.

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

Executive Overview

This overview is intended to provide an executive level overview of our operations for our fiscal year ended January 31, 2006. A detailed explanation of the changes in our operations for the fiscal year ended January 31, 2006 as compared to the prior year is included beginning under Results of Operations. Following are significant financial items in managements view:

•
Our revenues for the fiscal year ended January 31, 2006 increased by 23.9 percent, or $135.3 million, from fiscal year 2005 to $701.1 million due to sales growth, primarily from existing stores, and increased securitization income. Our same store sales product growth rate for the fiscal year ended January 31, 2006 was 16.9%, versus 3.6% for fiscal 2005. The improvement in same store sales growth was due primarily to improved execution at the store level and effective sales promotions. (Also see “Operational Changes and Outlook.”)

•	During the last half of fiscal year 2006, two hurricanes, Katrina and Rita, hit the Gulf Coast. These storms significantly impacted our operations by:

▪	temporary closing of our Louisiana, South East Texas, Corpus Christi and Houston stores and related distribution operations for limited periods of time,

▪	positively impacting Net sales as customers in the affected areas replaced appliances and other household products damaged as a result of the storms,
▪
disrupting credit collection efforts while we were displaced from our corporate headquarters as a result of Hurricane Rita, causing a short-term increase in the credit portfolio’s delinquency statistics and resulting in a reduction of Finance charges and other and an increase in Bad debt expense, and

▪	causing us to incur expenses related to the relocation of our corporate office functions and losses related to damaged merchandise and facilities, net of insurance proceeds.

•
Same store sales benefited from the effects of the hurricanes. Appliance sales accounted for the majority of the increase in total same stores sales during the period due in part to our customers’ need to replace items damaged by the storms. We believe same store sales, adjusted for our estimate of the impact of the hurricanes, grew approximately 12% for the year ended January 31, 2006.

•
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

•
While deferred interest and ”same as cash” plans continue to be an important part of our sales promotion plans, our improved execution and effective use of a variety of sales promotions, enabled us to reduce the level of deferred interest and ”same as cash” plans that extend beyond one year, relative to gross product sales volume. For the fiscal years ended January 31, 2005 and 2006, $29.0 million and $33.9 million, respectively, in gross product sales were financed by extended deferred interest and “same as cash” plans. These extended term promotional programs were not offered broadly until April, 2004. We expect to continue to offer this type of extended term promotional credit in the future.

•
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

•
Our gross product margin was 35.3% for fiscal year 2006, a decrease from 36.4% in fiscal 2005, primarily as a result of a change in our revenue mix as Product sales grew faster than Service revenues and Finance charges and other. Also, reduced insurance sales penetration negatively impacted our gross margin.

•
Our operating margin increased to 9.1% from 8.8% in fiscal 2005. In fiscal year 2006, we decreased SG&A expense as a percent of revenues to 26.0% from 27.1% when compared to the prior year, primarily from decreases in payroll and payroll related expenses and net advertising expense as a percent of revenues. Partially offsetting these reductions were increased general liability insurance expense and expenses incurred due to Hurricane Rita of approximately $907,000, net of estimated insurance proceeds. Additionally, our operating margin benefited from a decrease in the Provision for bad debts as a percent of revenues from 0.5% to 0.2%.

•
Operating cash flows were $64.2 million for fiscal 2006. Our operating cash flows increased as a result of increased net income, improved funding under our asset-backed securitization and vendor and federal employment and income tax payment deferrals granted because of the hurricanes. Most of the payments deferred will be paid during the three month period ended April 30, 2006.

•
Our pretax income for fiscal 2006 increased by 33.9% or approximately $16.0 million, from fiscal 2005 to $63.4 million. The increase was driven largely by the increase in sales with additional benefit from improved expense leverage, as Selling, general and administrative expenses did not grow as fast as revenues.

 Operational Changes and Outlook

We have implemented, continued increased focus on or modified several initiatives in fiscal 2006 that we believe will positively impact our future operating results, including:

•	A reorganization of our retail management team, including strengthening the district management team in the Dallas/Fort Worth market;

•	Successfully increasing the sales force by adding approximately 13% more sales associates per store, resulting in incremental sales volume;

•	Implementation of call centers in the stores, emphasizing regular, consistent contact with our customers;

•	Increased emphasis on the sales of furniture, and additional product lines added to this category; and

•	Promoting flat panel technology in our stores as the price point becomes more affordable for our customers.

Our sales during the last five months of fiscal 2006 benefited from the impact of Hurricanes Katrina and Rita. This impact could affect future same store sales due to:

•	The acceleration of the sale of essential appliances in the affected markets disrupting the normal replacement cycle for these items; and
•	The same store sales reported for the impacted markets being elevated to a level that might not be duplicated.

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

Transfers of Financial Assets.    We transfer customer receivables to the QSPE that issues asset-backed securities to third party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. As we transfer the accounts, we record an asset representing the “interest only strip”, which is cash flows resulting entirely from the interest on the security. The gain or loss recognized on these transactions is based on our best estimates of key assumptions, including forecasted credit losses, payment rates, forward yield curves, costs of servicing the accounts and appropriate discount rates. The use of different estimates or assumptions could produce different financial results. For example, if we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates), our interest in securitized assets would have been reduced by $5.5 million as of January 31, 2006, which may have an adverse effect on earnings. We recognize income from our interest in these transferred accounts based on the difference between the interest earned on customer accounts and the costs associated with financing and servicing the transferred accounts, less a provision for bad debts associated with the transferred assets. This income is recorded as “Finance charges and other” in our consolidated statement of operations. If we had assumed a 10% increase in the assumption used for developing the reserve for doubtful accounts on the books of the QSPE, the impact to recorded “Finance charges and other” would have been a reduction in revenues and pretax income of $1.3 million.

Deferred Tax Assets.    We have net deferred tax assets of approximately $218,000 as of January 31, 2006, which are subject to periodic recoverability assessments. Realization of our net deferred tax assets may be dependent upon whether we achieve projected future taxable income. Our estimates regarding future profitability may change due to future market conditions, our ability to continue to execute at historical levels and our ability to continue our growth plans. These changes, if any, may require material adjustments to these deferred tax asset balances. For example, if we had assumed that the future tax rate at which these deferred items would reverse was 34.1% rather than 35.1%, we would have reduced the net deferred tax asset and net income by approximately $6,000.

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

Revenue Recognition.    Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligor on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, based on claims experience, at the time that they are earned. When we sell service maintenance agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These direct obligor service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer’s warranty and the third party obligor contracts and typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amounts of service maintenance agreement revenue deferred at January 31, 2005 and 2006 were $3.9 million and $3.6 million, respectively, and are included in “Deferred revenue” in the accompanying balance sheets. The amounts of service maintenance agreement revenue recognized for the fiscal years ended January 31, 2004, 2005 and 2006 were $4.5 million, $5.0 million and $5.0 million, respectively.

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

Recent Accounting Pronouncements.    In December 2004, Statement of Financial Accounting Standards No. 123R, Share-Based Payment, was issued. This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains an employee's services. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, based on the grant-date fair value of the award, and record that cost over the period during which the employee is required to provide service in exchange for the award. Additionally, the statement provides multiple options for adopting the requirements of the standard. We implemented the provisions of this statement effective February 1, 2006, and elected to retrospectively adjust prior year results for comparison purposes. See Note 1 to our financial statements for additional information.

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

Results of Operations

The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated.

	Years ended January 31,
	2004	2005	2006

Revenues:
Product sales	80.8%	79.8%	81.2%
Service maintenance agreement commissions (net)	4.0	4.2	4.4
Service revenues	3.7	3.3	2.9
Total net sales	88.5	87.3	88.5
Finance charges and other	11.5	12.7	11.5
Total revenues	100.0	100.0	100.0
Cost and expenses:
Cost of goods sold, including warehousing and occupancy costs	62.9	62.8	63.9
Cost of parts sold, including warehousing and occupancy costs	0.8	0.8	0.8
Selling, general and administrative expense	27.2	27.1	26.0
Provision for bad debts	0.5	0.5	0.2
Total costs and expenses	91.4	91.2	90.9
Operating income	8.6	8.8	9.1
Interest expense (including minority interest)	0.9	0.4	0.1
Earnings before income taxes	7.7	8.4	9.0
Provision for income taxes
Current	2.7	3.0	3.3
Deferred	-	-	(0.2)
Total provision for income taxes	2.7	3.0	3.1
Net income	5.0%	5.4%	5.9%

In reviewing the percentages reflected in the above table, we noted that the following trends in our operations developed within the last twelve months.

•
The increase in cost of goods sold as a percentage of total revenues reflects the shift in revenue mix as product sales grew faster than service revenues and finance charges and other. Cost of products sold was 78.7% of net product sales in the 2005 period and 78.6% in the 2006 period.

•
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

The following table presents certain operations information in dollars and percentage changes from year to year:

Analysis of Consolidated Statements of Operations
(in thousands except percentages)				2005 vs. 2004		2006 vs. 2005
	Years Ended January 31,			Incr/(Decr)		Incr/(Decr)
	2004	2005	2006	Amount	Pct	Amount	Pct
Revenues
Product sales	$402,579	$451,560	$569,877	$48,981	12.2%	$118,317	26. 2%
Service maintenance agreement commissions (net)	20,074	23,950	30,583	3,876	19.3	6,633	27.7
Service revenues	18,265	18,725	20,278	460	2.5	1,553	8.3
Total net sales	440,918	494,235	620,738	53,317	12.1	126,503	25.6
Finance charges and other	57,460	71,586	80,410	14,126	24.6	8,824	12.3
Total revenues	498,378	565,821	701,148	67,443	13.5	135,327	23.9
Cost of goods and parts sold	317,712	359,710	453,374	41,998	13.2	93,664	26.0
Gross Profit	180,666	206,111	247,774	25,445	14.1	41,663	20.2
Gross Margin	36.3%	36.4%	35.3%
Selling, general and administrative expense	135,282	153,652	182,797	18,370	13.6	29,145	19.0
Provision for bad debts	2,504	2,589	1,133	85	3.4	(1,456)	(56.2)
Operating income	42,880	49,870	63,844	6,990	16.3	13,974	28.0
Operating Margin	8.6%	8.8%	9.1%
Interest expense	4,577	2,359	400	(2,218)	(48.5)	(1,959)	(83.0)
Minority interest in limited partnership	-	118	-	118		(118)
Pretax Income	38,303	47,393	63,444	9,090	23.7	16,051	33.9
Income taxes	13,260	16,706	22,341	3,446	26.0	5,635	33.7
Net Income	25,043	30,687	41,103	5,644	22.5	10,416	33.9
Less preferred dividends	1,954	-	-	(1,954)	(100.0)	-	-
Net income available
for common stockholders	$23,089	$30,687	$41,103	$7,598	32.9%	$10,416	33.9%

Refer to the above Analysis of Consolidated Statements of Operations in condensed form while reading the operations review on a year by year basis.

Year Ended January 31, 2005 Compared to the Year Ended January 31, 2006

Revenues. Total revenues increased by $135.3 million, or 23.9%, from $565.8 million for the year ended January 31, 2005 to $701.1 million for the year ended January 31, 2006. The increase was attributable to increases in net sales of $126.5 million, or 25.6%, and $8.8 million, or 12.3%, in finance charges and other revenue.

The $126.5 million increase in net sales was made up of the following:

•
a $75.8 million increase resulted from a same store sales increase of 16.9%. Appliance sales accounted for the majority of the increase and were significantly impacted by our customers’ need to replace items damaged as a result of Hurricanes Katrina and Rita. After adjusting for our estimate of the impact of the storms, we believe same store sales increased approximately 12%, with appliance, electronics, track and furniture sales being the biggest contributors. As a result of changes in the commission structure on our third-party service maintenance agreement (SMA) contracts, beginning July 2005, we began realizing the benefit of increased front-end commissions on SMA sales, which increased net sales $1.4 million, (offsetting this increase is a decrease in retrospective commissions which is reflected in Finance charges and other),

•	a $49.8 million increase generated by twelve retail locations that were not open for twelve consecutive months in each period, net of reductions related to the closing of one location,

•	a $644,000 decrease resulted from an increase in discounts on promotional credit sales, and

•	a $1.6 million increase resulted from an increase in service revenues.

The components of the $126.5 million increase in net sales were a $118.3 million increase in product sales and an $8.2 million net increase in service maintenance agreement commissions and service revenues. The $118.3 million increase in product sales resulted from the following:

•	approximately $82.6 million was attributable to increases in unit sales, due to increased appliances, track, furniture, and consumer electronics sales, and

•	approximately $35.7 million was attributable to increases in unit price points. The price point impact was driven primarily by:

o	consumers selecting higher priced consumer electronics products, as the new technology becomes more affordable;
o	consumers selecting higher priced appliance products, including high-efficiency washers and dryers and stainless kitchen appliances, and
o	higher prices on appliances in general.

The following table presents the makeup of net sales by product category in each period, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

	Years Ended January 31,
	2005		2006		Percent
Category	Amount	Percent	Amount	Percent	Increase
	(dollars in thousands)
Major home appliances	$168,962	34.2%	$223,651	36.0%	32.4%	(1)
Consumer electronics	154,880	31.3	186,679	30.1	20.5	(2)
Track	85,644	17.3	100,154	16.1	16.9	(2)
Delivery	7,605	1.5	9,870	1.6	29.8	(2)
Lawn and garden	13,710	2.8	17,083	2.8	24.6	(2)
Bedding	10,262	2.1	13,126	2.1	27.9	(2)
Furniture	7,182	1.5	15,313	2.5	113.2	(3)
Other	3,315	0.7	4,001	0.6	20.7	(2)
Total product sales	451,560	91.4	569,877	91.8	26.2
Service maintenance agreement commissions	23,950	4.8	30,583	4.9	27.7	(2)
Service revenues	18,725	3.8	20,278	3.3	8.3
Total net sales	$494,235	100.0%	$620,738	100.0%	25.6%

(1)	In addition to strong overall sales growth, appliance sales benefited from our customers’ needs after the hurricanes.
(2)	These increases are consistent with overall increase in product sales and improved unit prices.
(3)	This increase is due to the increased emphasis on the sales of furniture, primarily sofas, recliners and entertainment centers, and new product lines added to this category.

Revenue from Finance charges and other increased by approximately $8.8 million, or 12.3%, from $71.6 million for the year ended January 31. 2005 to $80.4 million for the year ended January 31, 2006. This increase in revenue resulted primarily from increases in securitization income of $9.4 million, a $1.0 million decrease in service maintenance agreement retrospective commissions and a net increase in insurance commissions and other revenues of $445,000. The increase in securitization income is attributable to higher product sales and increases in our retained interest in assets transferred to the QSPE, due primarily to increases in the transferred balances. Partially offsetting the securitization income increases was an impairment charge of $895,000 for estimated losses resulting from increased bankruptcy filings by our customers prior to October 17, 2005, the effective date of the new bankruptcy law and our estimate of expected additional loan losses due to the impact of Hurricane Rita.

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

Cost of Service Parts Sold. Cost of service parts sold, including warehousing and occupancy cost, increased approximately $759,000, or 16.7%, for the year ended January 31, 2006 as compared to the year ended January 31, 2005, due to increases in parts sales.

Selling, General and Administrative Expense. While Selling, general and administrative expense increased by $29.1 million, or 19.0%, from $153.7 million for the year ended January 31, 2005 to $182.8 million for the year ended January 31, 2006, it decreased as a percentage of total revenue from 27.1% to 26.0%. The decrease in expense as a percentage of total revenues resulted primarily from decreased payroll and payroll related expenses and net advertising expense, as a percent of revenues, that were partially offset by increased general liability insurance expense and higher expenses incurred due to Hurricane Rita of approximately $907,000, net of estimated insurance proceeds, including expenses related to relocation of the corporate office functions and losses related to damaged merchandise and facility damage.

Provision for Bad Debts. The provision for bad debts on receivables retained by the Company and not transferred to the QSPE and other non-credit portfolio receivables decreased by $1.5 million, or 56.2%, during the year ended January 31, 2006 as compared to the year ended January 31, 2005, primarily as a result of changes in the loss history and provision adjustments based on favorable loss experience during the last twelve months, and revised loss allocations between receivables retained by us and those transferred to the QSPE, which were offset in Finance charges and other. Partially offsetting the bad debt expense decrease was a charge of $105,000 for estimated losses resulting from increased bankruptcy filings by our customers prior to October 17, 2005, the effective date of the new bankruptcy law and expected additional loan losses due to the impact of Hurricane Rita on our customers. See Note 2 to the financial statements for information regarding the performance of the credit portfolio.

Interest Expense, net. Net interest expense decreased by $2.0 million, or 83.0%, from $2.4 million for the year ended January 31, 2005 to $400,000 for the year ended January 31, 2006. The net decrease in interest expense was attributable to the following factors:

•	expiration of $20.0 million in our interest rate hedges and the discontinuation of hedge accounting for derivatives resulted in a net decrease in interest expense of approximately $856,000; and

•	the deconsolidation of SRDS (previously consolidated as a VIE according to FIN 46) resulted in a decrease of interest expense of $759,000,

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

Provision for Income Taxes. The provision for income taxes increased by $5.6 million, or 33.7%, from $16.7 million for the year ended January 31, 2005 to $22.3 million for the year ended January 31, 2006, consistent with the increase in pretax income of 33.9%.

 Net Income. As a result of the above factors, Net income increased $10.4 million, or 33.9%, from $30.7 million for the year ended January 31, 2005 to $41.1 million for the year ended January 31, 2006.

Year Ended January 31, 2004 Compared to the Year Ended January 31, 2005

Revenues. Total revenues increased by $67.4 million, or 13.5%, from $498.4 million for the year ended January 31, 2004 to $565.8 million for the year ended January 31, 2005. The increase was attributable to increases in net sales of $53.3 million, or 12.1%, and $14.1 million, or 24.6%, in finance charges and other revenue.

The $53.3 million increase in net sales was made up of the following:

•	a $14.8 million increase resulted from a same store sales increase of 3.6%.

•	a $40.5 million increase generated by nine retail locations that were not open for twelve consecutive months in each period.

•	a $2.4 million decrease resulted from an increase in discounts on promotional credit sales, and

•	a $460,000 increase resulted from an increase in service revenues.

The components of the $53.3 million increase in net sales were a $49.0 million increase in product sales and a $4.3 million net increase in service maintenance agreement commissions and service revenues. The $49.0 million increase in product sales resulted from the following:

•	approximately $18.0 million was attributable to increases in unit sales, due to increased appliances, mattresses and track sales, and

•
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

	Years Ended January 31,
	2004		2005		Percent
	Amount	Percent	Amount	Percent	Increase
	(dollars in thousands)
Major home appliances	$159,401	36.1%	$168,962	34.2%	6.0%
Consumer electronics	139,417	31.6	154,880	31.3	11.1
Track	70,031	15.9	85,644	17.3	22.3	(1)
Delivery	6,726	1.5	7,605	1.5	13.1
Lawn and garden	11,505	2.6	13,710	2.8	19.2	(2)
Bedding	6,441	1.5	10,262	2.1	59.3	(2)
Furniture	5,712	1.3	7,182	1.5	25.7	(3)
Other	3,346	0.8	3,315	0.7	(0.9)
Total product sales	402,579	91.3	451,560	91.4	12.2
Service maintenance agreement commissions	20,074	4.6	23,950	4.8	19.3
Service revenues	18,265	4.1	18,725	3.8	2.5
Total net sales	$440,918	100.0%	$494,235	100.0%	12.1%

(1)	Emphasis continues to be given to promotion of sales in the “track” area of computers, computer peripherals, portable electronics and small appliances.
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

Revenue from Finance charges and other increased by approximately $14.1 million, or 24.6%, from $57.5 million for the year ended January 31. 2004 to $71.6 million for the year ended January 31, 2005. This increase in revenue resulted primarily from increases in securitization income of $11.5 million, and increases in insurance commissions and other revenues of $2.6 million. The increase in securitization income is attributable to higher product sales and increases in our retained interest in assets transferred to the QSPE, due primarily to increases in the transferred balances.

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

Selling, General and Administrative Expense. While Selling, general and administrative expense increased by $18.4 million, or 13.6%, from $135.3 million for the year ended January 31, 2004 to $153.7 million for the year ended January 31, 2005, it decreased as a percentage of total revenue from 27.2% to 27.1%. The increase in total expense was primarily the result of increased sales salaries and commissions (and other payroll-related expense), delivery, occupancy and depreciation expense due to the addition of new stores and all in line with the 12.1% increase in net sales. Professional services was up 41.2% which partially reflects the effect of complying with Sarbanes/Oxley Section 404 by expending approximately $600,000 on direct implementation, including our independent accounting firms cost incurred in testing and preparation necessary to issue its initial report, but not including our employee man hours. General liability, property and health insurance costs were up 24.3% due to additional stores, additional employees (primarily sales) and the higher exposure of being a publicly-traded company. These cost increases were partially offset by decreases in telephone, amortization, advertising and equipment lease expense.

Provision for Bad Debts. The provision for bad debts on receivables retained by the Company and not transferred to the QSPE and other non-credit portfolio receivables increased by $85,000, or 3.4%, during the year ended January 31, 2005 as compared to the year ended January 31, 2004, primarily due to increases in our receivables balances.

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

Provision for Income Taxes. The provision for income taxes increased by $3.4 million, or 26.0%, from $13.3 million for the year ended January 31, 2004 to $16.7 million for the year ended January 31, 2005. The increase in the tax provision was directly related to the increase in pretax profits of $9.1 million, or 23.7%. The effective tax rate attributable to continuing operations for the year ended January 31, 2005 was 35.3%, compared with 34.6% for the prior year. Taxes were comprised of federal and state rates totaling 35.5% in both periods offset by cash refunds due to return amounts being lower than estimates and adjustments of previous tax provisions in both periods.

Net Income. As a result of the above factors, Net income increased $5.6 million, or 22.5%, from $25.0 million for the year ended January 31, 2004 to $30.7 million for the year ended January 31, 2005.

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

Seasonality and Quarterly Results of Operations

Our business is somewhat seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31. The fiscal quarter ending January 31 reflects the holiday selling season, the major collegiate bowl season, the National Football League playoffs and the Super Bowl. Over the four quarters of fiscal 2006, gross margins were 35.3%, 36.3%, 35.5% and 34.5%. During the same period, operating margins were 9.9%, 9.1%, 8.0% and 9.5%. A portion of the fluctuation in gross margins and operating margins is due to planned infrastructure cost additions, such as increased warehouse space and larger stores, additional personnel and systems required to absorb the significant increase in revenues that we have experienced over the last several years.

Additionally, quarterly results may fluctuate materially depending on factors such as the following:

o	timing of new product introductions, new store openings and store relocations

o	sales contributed by new stores;

o	increases or decreases in comparable store sales;

o	adverse weather conditions;

o	shifts in the timing of certain holidays or promotions; and

o	changes in our merchandise mix.

Results for any quarter are not necessarily indicative of the results that may be achieved for a full year.

The following tables sets forth certain unaudited quarterly statement of operations information for the eight quarters ended January 31, 2006. The unaudited quarterly information has been prepared on a consistent basis and includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	2005
	Quarter Ended
	Apr. 30	Jul. 31	Oct. 31	Jan. 31
	(dollars and shares in thousands, except per share amounts)
Revenues
Product sales	$107,528	$108,305	$104,869	$130,858
Service maintenance agreement commissions (net)	6,635	5,776	5,399	6,140
Service revenues	4,378	4,770	4,853	4,724
Total net sales	118,541	118,851	115,121	141,722
Finance charges and other	16,286	17,579	17,612	20,109
Total revenues	134,827	136,430	132,733	161,831

Percent of annual revenues	23.8%	24.1%	23.5%	28.6%

Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	84,774	85,704	82,523	102,158
Cost of service parts sold, including warehousing and occupancy costs	1,104	1,092	1,159	1,196
Selling, general and administrative expense	35,002	37,703	37,921	43,026
Provision for bad debts	628	559	609	793
Total cost and expenses	121,508	125,058	122,212	147,173
Operating Income	13,319	11,372	10,521	14,658

Operating Profit as a % total revenues	9.9%	8.3%	7.9%	9.1%

Interest expense	582	567	615	595
Income before minority interest and income taxes	12,737	10,805	9,906	14,063
Minority interest in limited partnership	114	131	113	(240)
Income before income taxes	12,623	10,674	9,793	14,303
Total provision for income taxes	4,482	3,707	3,245	5,272
Net income	$8,141	$6,967	$6,548	$9,031
Net income as a % of revenue	6.0%	5.1%	4.9%	5.6%

Outstanding shares:
Basic	23,145	23,179	23,206	23,230
Diluted	23,629	23,682	23,638	23,730

Earnings per share:
Basic	$0.35	$0.30	$0.28	$0.39
Diluted	$0.34	$0.29	$0.28	$0.38

	2006
	Quarter Ended
	Apr. 30	Jul. 31	Oct. 31	Jan. 31
	(dollars and shares in thousands, except per share amounts)
Revenues
Product sales	$127,275	$130,867	$140,405	$171,330
Service maintenance agreement commissions (net)	6,884	7,848	7,506	8,345
Service revenues	4,775	5,134	5,157	5,212
Total net sales	138,934	143,849	153,068	184,887
Finance charges and other	18,985	20,711	19,521	21,193
Total revenues	157,919	164,560	172,589	206,080

Percent of annual revenues	22.5%	23.5%	24.6%	29.4%

Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	100,917	103,579	110,024	133,544
Cost of service parts sold, including warehousing and occupancy costs	1,225	1,236	1,334	1,515
Selling, general and administrative expense	39,745	44,978	47,125	50,949
Provision for bad debts	468	(137)	331	471
Total cost and expenses	142,355	149,656	158,814	186,479
Operating Income	15,564	14,904	13,775	19,601

Operating Profit as a % total revenues	9.9%	9.1%	8.0%	9.5%

Interest expense	355	59	74	(88)
Income before minority interest and income taxes	15,209	14,845	13,701	19,689
Minority interest in limited partnership	-	-	-	-
Income before income taxes	15,209	14,845	13,701	19,689
Total provision for income taxes	5,341	5,252	4,846	6,902
Net income	$9,868	$9,593	$8,855	$12,787

Net income as a % of revenue	6.2%	5.8%	5.1%	6.2%

Outstanding shares:
Basic	23,307	23,366	23,458	23,523
Diluted	23,775	24,012	24,265	24,532

Earnings per share:
Basic	$0.42	$0.41	$0.38	$0.54
Diluted	$0.42	$0.40	$0.36	$0.52

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

Our promotional credit programs offered to certain customers provide for “same as cash” interest free periods of varying terms, generally three, six, twelve, eighteen, twenty-four or thirty-six months. These promotional accounts are eligible for securitization up to 30.0% of eligible securitized receivables. The percentage of eligible securitized receivables represented by promotional receivables was 15.0%, 23.5% and 19.4% as of January 31, 2004, 2005 and 2006, respectively. To the extent we exceed the 30.0% limit, or to the extent we have such promotional credit receivables that do not qualify for inclusion in the programs, we are required to use our other capital resources to fund the unpaid balance of the receivables for the promotional period. The weighted average promotional period was 12.5 and 11.8 months for promotional receivables outstanding as of January 31, 2005 and January 31, 2006, respectively. The weighted average remaining term on those same promotional receivables was 9.0 and 7.3 months, respectively. While overall these promotional receivables have a much shorter average weighted life than non-promotional receivables, we receive less income as a result of a reduced net interest margin used in the calculation of the gain on the sale of the receivables. As a result, the existence of the interest free extended payment terms negatively impacts the gains or losses as compared to the other receivables, and results in a decrease in our available cash.

Net cash used in investing activities was $18.5 million for both fiscal year 2005 and fiscal year 2006. Offsetting the $1.1 million decline in purchases of property and equipment was a $1.1 million decline in proceeds from sales of property and equipment. Included in the fiscal 2005 purchases of property and equipment was $1.7 million of purchases by SRDS, which was consolidated in our fiscal 2005 Statement of Cash Flows. The cash expended for property and equipment was used primarily for construction of new stores and the reformatting of existing stores to better support our current product mix. We estimate that capital expenditures for the 2007 fiscal year will approximate $25 million to $30 million.

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

Net cash from financing activities decreased $19.6 million from $12.0 million for the year ended January 31, 2005, to a use of cash of $7.6 million for the year ended January 31, 2006. This change resulted primarily from increases in payments on various debt instruments of $10.5 million, as opposed to borrowings in the prior year of $10.4 million. Partially offsetting the use of cash was increased proceeds from stock issued under employee benefit plans. We do not expect to incur significant net borrowing or repayments under our bank credit facilities in fiscal 2007.

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

A summary of the significant financial covenants that govern our bank credit facility compared to our actual compliance status at January 31, 2006, is presented below:

	Actual	Required Minimum/ Maximum
Debt service coverage ratio must exceed required minimum	4.55 to 1.00	2.00 to 1.00
Total adjusted leverage ratio must be lower than required maximum	1.50 to 1.00	3.00 to 1.00
Adjusted consolidated net worth must exceed required minimum	$245,369,000	$144,308,250
Charge-off ratio must be lower than required maximum	0.02 to 1.00	0.06 to 1.00
Extension ratio must be lower than required maximum	0.03 to 1.00	0.05 to 1.00
30-day delinquency ratio must be lower than required maximum	0.09 to 1.00	0.13 to 1.00

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

The following table reflects outstanding commitments for borrowings and letters of credit, and the amounts utilized under those commitments, as of January 31, 2006:

								Balance at	Available at
	Commitment Expires in Fiscal Year Ending January 31,							January 31,	January 31,
	2007	2008	2009	2010	2011	Thereafter	Total	2006	2006
	(in thousands)

Revolving Bank Facility (1)	$-			$50,000			$50,000	$3,015	$46,985
Unsecured Line of Credit	8,000						8,000	-	8,000
Inventory Financing (2)	30,000						30,000	12,626	17,374
Letters of Credit	1,500						1,500	-	1,500
Total	$39,500	$-	$-	$50,000	$-	$-	$89,500	$15,641	$73,859

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

Based on current operating plans, we believe that cash provided by operating activities, available borrowings under our credit facility, access to the unfunded portion of the variable funding portion of our asset- backed securitization program and our current cash and cash equivalents will be sufficient to fund our operations, store expansion and updating activities and capital expenditure programs through at least January 31, 2007. However, there are several factors that could decrease cash provided by operating activities, including:

•	reduced demand for our products;

•	more stringent vendor terms on our inventory purchases;

•	loss of ability to acquire inventory on consignment;

•	increases in product cost that we may not be able to pass on to our customers;

•	reductions in product pricing due to competitor promotional activities;

•	changes in inventory requirements based on longer delivery times of the manufacturers or other requirements which would negatively impact our delivery and distribution capabilities;

•
increases in the retained portion of our receivables portfolio under our current QSPE’s asset-backed securitization program as a result of changes in performance or types of receivables transferred (promotional versus non-promotional);

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

We leased six store locations from Specialized Realty Development Services, LP (“SRDS”), a real estate development company that was created prior to our becoming publicly held and was owned by various members of management and individual investors of Stephens Group, Inc., a significant shareholder of the company. Based on independent appraisals that were performed on each project that was completed, we believe that the terms of the leases were at least comparable to those that could be obtained in an arms’ length transaction. As part of the ongoing operation of SRDS, we received management fees associated with the administrative functions that were provided to SRDS of $5,000, $100,000 and $6,500 for the years ended January 31, 2004, 2005 and 2006, respectively. As of January 31, 2005, we no longer leased any properties from SRDS since it divested itself of the leased properties. As part of the divestiture, SRDS reimbursed us $75,000 for costs related to lease modifications.

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

Contractual Obligations

The following table presents a summary of our known contractual obligations as of January 31, 2006, with respect to the specified categories, classified by payments due per period.

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long term debt	$136	$136	$-	$-	$-
Operating leases:
Real estate	112,262	14,348	27,448	24,933	45,533
Equipment	3,795	1,217	1,439	831	308
Purchase obligations (1)	2,789	1,664	1,125	-	-
Total contractual cash obligations	$118,982	$17,365	$30,012	$25,764	$45,841

_____________________
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

 Prior to discontinuing these hedges, each period we recorded hedge ineffectiveness, which arose from differences between the interest rate stated in the derivative instrument and the interest rate upon which the underlying hedged transaction is based. Ineffectiveness totaled $0.4 million, for the year ended January 31, 2004, and is reflected in “Interest Expense” in our consolidated statement of operations. Since all hedge accounting has ceased, no ineffectiveness was recognized in fiscal 2005 or 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report on Internal Control Over Financial Reporting (as revised)

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

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. In our Annual Report on Form 10-K for the year ended January 31, 2006, filed with the Securities and Exchange Commission on March 30, 2006, management concluded that our internal control over financial reporting was effective as of January 31, 2006. Subsequently, management identified the following material weakness in internal control over financial reporting with respect to accounting for securitization income:

o
a failure to ensure the correct application of Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities when recording securitization income and failure to identify and correct that error.

This material weakness has resulted in errors that reduced interest in securitized assets and securitization income, and, as a result, caused us to amend our Annual Report on Form 10-K for the year ended January 31, 2006, in order to restate the previously issued financial statements. As a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of January 31, 2006.

Management's revised assessment of the effectiveness of our internal control over financial reporting as of January 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Conn’s, Inc.
Beaumont, Texas
September 14, 2006

/s/ David L. Rogers
David L. Rogers
Chief Financial Officer

/s/ Thomas J. Frank
Thomas J. Frank
Chief Executive Officer

Report of Independent Registered Public Accounting Firm (as revised)

The Board of Directors and Shareholders of Conn’s, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised), that Conn’s, Inc. did not maintain effective internal control over financial reporting as of January 31, 2006, because of the effect of a material weakness with respect to a failure to ensure the correct application of SFAS No. 140 when recording securitization income and a failure to correct that error, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Conn’s, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our report dated March 29, 2006, we expressed an unqualified opinion on management’s previous assessment that the Company maintained effective internal controls over financial reporting as of January 31, 2006 and an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the failure to ensure the correct application of SFAS No. 140 when recording securitization income, and a failure to correct that error existed as of the previous assessment date, and has further concluded that such a deficiency represented a material weakness as of January 31, 2006. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of January 31, 2006. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

•
failure to ensure the correct application of Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, when recording securitization income, and a failure to identify and correct that error

As a result, the Company failed to identify that the Company’s securitization income and the value of interests in securitized assets were understated. This material weakness resulted in restatements of the Company's previously issued interim and annual financial statements as described more fully in Note 13 to the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 29, 2006, except for Notes 1, 2, 5 and 13 as to which the date is September 14, 2006, on those financial statements.

In our opinion, management’s assessment that Conn’s, Inc. did not maintain effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Conn’s, Inc. has not maintained effective internal control over financial reporting as of January 31, 2006, based on the COSO criteria.
Ernst & Young LLP

Houston, Texas
March 29, 2006, except for the effects of the material weakness described in the sixth paragraph of this report, as to which the date is September 14, 2006.

Report of Independent Registered Public Accounting Firm (as revised)

The Board of Directors and Shareholders of Conn’s, Inc.

We have audited the accompanying consolidated balance sheets of Conn’s, Inc. as of January 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in Note 13 to the consolidated financial statements, the consolidated financial statements have been restated to correct an error in accounting for interest in securitized assets and securitization income.

On February 1, 2006, the Company adopted SFAS No. 123R, Stock-Based Payment, using the modified retrospective application transition. Under the modified retrospective application transition, all prior period financial statements have been adjusted to give effect to the fair-value-based method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Conn’s, Inc.’s internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2006, except for the effects of the material weakness described in sixth paragraph of the report, as to which the date is September 14, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness.

Houston, Texas
March 29, 2006, except for Notes 1, 2, 5 and 13 as to which the date is September 14, 2006

Conn’s, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(As Adjusted, see Note 1, and As Restated, see Note 13)

	January 31,
Assets	2005	2006
Current Assets
Cash and cash equivalents	$7,027	$45,176
Accounts receivable, net of allowance for doubtful accounts of $2,211 and $914, respectively	26,728	23,542
Interest in securitized assets	117,159	139,282
Inventories	62,346	73,987
Deferred income taxes	825	-
Prepaid expenses and other assets	3,552	4,004
Total current assets	217,637	285,991
Non-current deferred income tax asset	1,523	2,464
Property and equipment
Land	2,919	6,671
Buildings	8,068	7,084
Equipment and fixtures	10,036	9,612
Transportation equipment	4,419	3,284
Leasehold improvements	56,926	65,507
Subtotal	82,368	92,158
Less accumulated depreciation	(34,658)	(37,332)
Total property and equipment, net	47,710	54,826
Goodwill, net	9,617	9,617
Other assets, net	229	260
Total assets	$276,716	$353,158

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$5,500	$-
Current portion of long-term debt	29	136
Accounts payable	27,108	40,920
Accrued compensation and related expenses	8,548	18,847
Accrued expenses	11,928	17,380
Income taxes payable	-	8,794
Deferred income taxes	958	1,343
Deferred revenues and allowances	7,383	8,498
Fair value of derivatives	177	-
Total current liabilities	61,631	95,918
Long-term debt	5,003	-
Non-current deferred tax liability	704	903
Deferred gain on sale of property	644	476
Stockholders’ equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value, 40,000,000 shares authorized; 23,267,596 and 23,571,564 shares issued and outstanding at January 31, 2005 and 2006, respectively)	233	236
Accumulated other comprehensive income	8,408	10,492
Additional paid in capital	85,090	89,027
Retained earnings	115,003	156,106
Total stockholders’ equity	208,734	255,861
Total liabilities and stockholders' equity	$276,716	$353,158

See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share)
(As Adjusted, see Note 1, and As Restated, see Note 13)
	Years Ended January 31,
	2004	2005	2006
Revenues
Product sales	$402,579	$451,560	$569,877
Service maintenance agreement commissions (net)	20,074	23,950	30,583
Service revenues	18,265	18,725	20,278
Total net sales	440,918	494,235	620,738
Finance charges and other	57,460	71,586	80,410
Total revenues	498,378	565,821	701,148
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	313,637	355,159	448,064
Cost of service parts sold, including warehousing and occupancy cost	4,075	4,551	5,310
Selling, general and administrative expense	135,282	153,652	182,797
Provision for bad debts	2,504	2,589	1,133
Total cost and expenses	455,498	515,951	637,304
Operating income	42,880	49,870	63,844
Interest expense	4,577	2,359	400
Income before minority interest and income taxes	38,303	47,511	63,444
Minority interest in limited partnership	-	118	-
Income before income taxes	38,303	47,393	63,444
Provision for income taxes
Current	12,980	16,147	23,048
Deferred	280	559	(707)
Total provision for income taxes	13,260	16,706	22,341
Net Income	25,043	30,687	41,103
Less preferred dividends	1,954	-	-
Net income available for common stockholders	$23,089	$30,687	$41,103
Earnings per share
Basic	$1.30	$1.32	$1.76
Diluted	$1.26	$1.30	$1.71
Average common shares outstanding
Basic	17,726	23,192	23,412
Diluted	18,257	23,646	24,088
See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)
(As Adjusted, see Note 1, and As Restated, See Note 13)

					Accum.
					Other
					Compre-
	Preferred Stock		Common Stock		hensive	Paid in	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	Income	Capital	Earnings	Shares	Amount	Total
Balance January 31, 2003	175	$15,226	17,175	$172	$1,964	$-	$73,073	455	$(3,611)	$86,824

Preferred dividends declared		10,194					(10,194)			-
Preferred stock redeemed:
For cash	(10)	(1,454)								(1,454)
For common stock	(165)	(23,966)	1,712	17		23,949				-
Additional common stock issued at IPO			4,623	46		58,311				58,357
Exercise of options			47	1		396				397
Cancellation of treasury stock			(455)	(5)			(3,606)	(455)	3,611	-
Stock-based compensation						108				108
Net income							25,043			25,043
Unrealized gain on derivative instruments (net of tax of $794), net of reclassification adjustments of $158 (net of tax of $ 89)					1,411					1,411
Adjustment of fair value of securitized assets (net of tax of $303), net of reclassification adjustments of $9,341 (net of tax of $5,096)					1,225					1,225
Total comprehensive income										27,679
Balance January 31, 2004	-	-	23,102	231	4,600	82,764	84,316	-	-	171,911

Exercise of options, including tax benefit			162	2		1,465				1,467
Issuance of common stock under Employee Stock Purchase Plan			9			109				109
Forfeiture of 5,181 restricted shares			(5)							-
Stock-based compensation						752				752
Net income							30,687			30,687
Reclassification adjustments on derivative instruments (net of tax of $ 399)					732					732
Adjustment of fair value of securitized assets (net of tax of $1,674), net of reclassification adjustments of $10,943 (net of tax of $5,919)					3,076					3,076
Total comprehensive income										34,495
Balance January 31, 2005	-	-	23,268	233	8,408	85,090	115,003	-	-	208,734

Exercise of options, including tax benefit			293	3		2,579				2,582
Issuance of common stock under Employee Stock Purchase Plan			11			192				192
Stock-based compensation						1,166				1,166
Net income							41,103			41,103
Reclassification adjustments on derivative instruments(net of tax of $ 86)					160					160
Adjustment of fair value of securitized assets (net of tax of $1038), net of reclassification adjustments of $12,626 (net of tax of $6,828)					1,924					1,924
Total comprehensive income										43,187
Balance January 31, 2006	-	$-	23,572	$236	$10,492	$89,027	$156,106	-	$-	$255,861

See notes to consolidated financial statements.

 Conn’s, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(As Adjusted, see Note 1, and As Restated, see Note 13)
	Years Ended January 31,
	2004	2005	2006

Cash flows from operating activities
Net income	$25,043	$30,687	$41,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,654	8,777	11,271
Amortization	592	18	(318)
Provision for bad debts	2,604	3,299	1,186
Stock-based compensation	108	752	1,166
Excess tax benefits from stock-based compensation	-	(59)	(134)
Accretion from interests in securitized assets	(14,437)	(16,862)	(19,454)
Provision for deferred income taxes	280	559	(707)
Loss (gain) from sale of property and equipment	64	126	69
Discounts on promotional credit, net	-	1,571	691
Losses (gains) from derivatives	(1,010)	(15)	69
Change in operating assets and liabilities:
Accounts receivable	(8,672)	(26,808)	1,648
Inventory	(7,624)	(8,604)	(11,641)
Prepaid expenses and other assets	900	(515)	(452)
Accounts payable	1,910	696	13,812
Accrued expenses	4,200	7,697	15,751
Income taxes payable	2,429	(2,430)	8,794
Deferred revenues and allowances	(648)	1,222	1,330
Net cash provided by operating activities	12,393	111	64,184
Cash flows from investing activities
Purchase of property and equipment	(9,401)	(19,619)	(18,490)
Proceeds from sales of property	1,291	1,131	34
Net cash used in investing activities	(8,110)	(18,488)	(18,456)
Cash flows from financing activities
Net proceeds from the sale of common stock	58,357	-	-
Net proceeds from stock issued under employee benefit plans, including tax benefit	397	1,603	2,813
Excess tax benefits from stock-based compensation	-	59	134
Redemption of preferred stock	(1,454)	-	-
Net borrowings (payments) under line of credit	(31,999)	10,500	(10,500)
Payments on term note	(15,000)	-	-
Increase in debt issuance costs	(213)	(118)	(130)
Borrowings on promissory notes	-	-	136
Payment of promissory notes	(4,901)	(60)	(32)
Net cash provided by (used in) financing activities	5,187	11,984	(7,579)
Impact on cash of consolidation of SRDS	1,024	478	-
Net change in cash	10,494	(5,915)	38,149
Cash and cash equivalents
Beginning of the year	2,448	12,942	7,027
End of the year	$12,942	$7,027	$45,176
Supplemental disclosure of cash flow information
Cash interest paid	$5,718	$2,387	$635
Cash income taxes paid, net of refunds	10,162	19,372	13,179
Cash interest received from interests in securitized assets	12,801	19,630	26,996
Cash proceeds from new securitizations	213,741	256,139	285,529
Cash flows from servicing fees	12,089	15,529	18,572
Supplemental disclosure of non-cash activity
Customer receivables exchanged for interests in securitized assets	41,123	58,342	58,835
Amounts reinvested in interests in securitized assets	(56,478)	(81,652)	(76,133)

 See notes to consolidated financial statements.

CONN’S , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 January 31, 2006
(Restated)

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

Application of FIN 46. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51, or FIN 46. FIN 46 requires entities, generally, to be consolidated by a company when it has a controlling financial interest through ownership, direct or indirect, of a majority voting interest in an entity with which it conducts business. The Company evaluated the effects of the issuance of FIN 46 on the accounting for its leases with Specialized Realty Development Services, LP (“SRDS”) and determined that it was appropriate to consolidate the balance sheet of SRDS with the Company as of January 31, 2004. As of January 31, 2005, the Company no longer leased any of its facilities from SRDS and therefore FIN 46 no longer applies and the Company no longer consolidates SRDS’s balance sheet or statement of operations. However, the operations of SRDS are consolidated with those of the Company commencing on February 1, 2004 through the last effective date of the Company’s leases with SRDS of January 30, 2005. The effect of such consolidation on the Company’s Statement of Operations for the year ended January 31, 2005 was to reduce “Selling, general and administrative expense” by $0.9 million, increase “Interest expense” by $0.8 million and reduce “Income before income taxes” by $0.1 million for “Minority interest in limited partnership”. The Company had no exposure to losses incurred by SRDS.

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
	Year Ended January 31,
	2004	2005	2006

Common stock outstanding, beginning of period	17,175	23,102	23,268
Weighted average common stock issued in initial public offering	719		-
Weighted average common stock issued in preferred stock redemption	285		-
Weighted average common stock issued in stock option exercises	2	89	142
Weighted average common stock issued to employee stock purchase plan	-	3	2
Weighted average number of restricted shares forfeited	-	(2)
Less: Weighted average treasury shares purchased and weighted average shares purchased and cancelled	(455)		-
Shares used in computing basic earnings per share	17,726	23,192	23,412
Dilutive effect of stock options, net of assumed repurchase of treasury stock	531	454	676
Shares used in computing diluted earnings per share	18,257	23,646	24,088

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

Buildings	30 years

Equipment and fixtures	3 - 5 years

Transportation equipment	3 years

Leasehold improvements	5 - 10 years

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

All gains and losses on sale of assets are included in “Selling, general and administrative expense” in the consolidated statements of operations.

	Years Ended January 31,
(in thousands of dollars)	2004	2005	2006
Gain (loss) on sale of assets	(64)	(126)	(69)

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

The Company estimates fair value of its retained interest in both the initial securitization and thereafter based on the present value of future expected cash flows using management’s best estimates of the key assumptions—credit losses, prepayment rates, forward yield curves, and discount rates commensurate with the risks involved. The Company’s retained interest in the transferred receivables are valued on a revolving pool basis.

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

Revenue Recognition.    Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates or other free products or services. The Company sells service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligor on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. The Company records a receivable for earned but unremitted retrospective commissions and reserves for future cancellations of service maintenance agreements and credit insurance contracts estimated based on historical experience. Where the Company sells service maintenance agreements in which it is deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These Company-obligor service maintenance agreements are renewal contracts which provide our customers protection against product repair costs arising after the expiration of the manufacturer’s warranty and the third-party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under EITF No. 00-21, Revenue Arrangements with Multiple Deliverables and are valued based on the agreed upon retail selling price. The amounts of service maintenance agreement revenue deferred at January 31, 2005 and 2006 were $3.9 million and $3.6 million, respectively, and are included in “Deferred revenue and allowances” in the accompanying balance sheets. Under the renewal contracts, the Company defers and amortizes its direct selling expenses over the contract term and records the cost of the service work performed as products are repaired.

The classification of the amounts included as “Finance charges and other” is summarized as follows (in thousands):

	Years Ended January 31,
	2004	2005	2006

Securitization income:
Servicing fees received	$12,089	$15,529	$18,572
Accretion of gains on sale of receivables	19,128	24,719	26,724
Impairment recorded on retained interests	-	-	(895)
Interest earned on retained interests	6,908	9,389	14,633
Total securitization income	38,125	49,637	59,034
Interest Income from receivables not sold	888	1,224	1,181
Insurance commissions	14,804	16,101	16,672
Other	3,643	4,624	3,523
Finance charges and other	$57,460	$71,586	$80,410

Gains on sale of receivables	$20,655	$29,468	$29,687

Securitization income includes accretion of gains on sales of receivables, impairment of retained interests, interest income from retained interests and servicing fees. No significant impairments related to the interest only strip of retained interests have been recorded in the years ended January 31, 2004, 2005, or 2006. Gains on sale of receivables are recognized as securitization income as accretion over the lives of the related receivables. See “Receivable Sales and Interest in Securitized Receivables” for revenue recognition policies related to these components.

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

The following table sets forth the sales made under the interest free programs (in thousands):

	Years Ended January 31,
	2004	2005	2006
Sales under interest-free programs	$66,986	$126,575	$159,767

These sales are recognized at the time the product is delivered to the customer, which is consistent with the above stated policy. Considering the short-term nature of interest free programs for terms less than one year, sales are recorded at full value and are not discounted. Sales financed by longer-term (18-, 24- and 36-month) interest free programs are recorded at their net present value (see “Application of APB 21 to Cash Option Programs that Exceed One Year in Duration” below). Receivables arising out of the Company’s interest-free programs are securitized with other qualifying customer receivables.

The Company classifies amounts billed to customers relating to shipping and handling as revenues. Costs of $15.1 million, $16.7 million and $21.0 million associated with shipping and handling revenues are included in “Selling, general and administrative expense” for the years ended January 31, 2004, 2005 and 2006, respectively.

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

 Prior to discontinuing these hedges, each period we recorded hedge ineffectiveness, which arose from differences between the interest rate stated in the derivative instrument and the interest rate upon which the underlying hedged transaction is based. Ineffectiveness totaled $0.4 million for the year ended January 31, 2004, and is reflected in “Interest Expense” in our consolidated statement of operations. Since all hedge accounting has ceased, no ineffectiveness was recognized in fiscal 2005 or 2006.

Stock-Based Compensation.    On February 1, 2006, the Company adopted SFAS No. 123R, Stock-Based Payment, using the modified retrospective application transition. Under the modified retrospective application transition, all prior period financial statements have been adjusted to give effect to the fair-value-based method of accounting for stock-based compensation. The adoption of the statement impacted the financial statements presented as follows:

•	For the years ended January 31, 2004, 2005 and 2006, Income before income taxes was reduced by $0.1 million, $0.8 million and $1.2 million, respectively.
•	For the years ended January 31, 2004, 2005 and 2006, Net income was reduced by $0.1 million, $0.6 million and $1.0 million, respectively.
•	For the years ended January 31, 2005 and 2006, Basic earnings per share was reduced by $.03 and $.04, respectively. There was no Basic earnings per share impact in the year ended January 31, 2004.
•	For the years ended January 31, 2005 and 2006, Diluted earnings per share was reduced by $.03 and $.04, respectively. There was no Diluted earnings per share impact in the year ended January 31, 2004.
•
For the years ended January 31, 2004, 2005 and 2006, Cash flows from operating activities were reduced by, and Cash flows from investing activities were increased by, $0.0, $0.1 and $0.1 million, respectively.

•	As of January 31, 2006, the Current deferred income tax asset increased $0.3 million, Additional paid-in capital increased $2.0 million and Retained earnings decreased $1.7 million.

For post-IPO stock option grants, the Company has used the Black-Scholes model to determine fair value. Stock-based compensation expense is recorded, net of estimated forfeitures, on a straight-line basis over the vesting period of the applicable grant. Prior to the IPO, the value of the options issued was estimated using the minimum valuation option-pricing model. Since the minimum valuation option-pricing model does not qualify as a fair value pricing model under FAS 123R, the Company follows the intrinsic value method of accounting for stock-based compensation to employees for these grants, as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations The following table presents the impact to earnings per share as if the Company had adopted the fair value recognition provisions of SFAS No. 123 (dollars in thousands except per share data):

	Years Ended January 31,
	2004	2005	2006

Net income available for common stockholders as reported	$23,089	$30,687	$41,103
Add: Stock-based compensation recorded, net of tax	87	609	963

Less: Stock-based compensation, net of tax, for all awards	(530)	(1,017)	(1,313)
Pro forma net income	$22,646	$30,279	$40,753

Earnings per share-as reported:
Basic	$1.30	$1.32	$1.76
Diluted	$1.26	$1.30	$1.71
Pro forma earnings per share:
Basic	$1.28	$1.31	$1.74
Diluted	$1.24	$1.28	$1.69
Percent change:
Net income	(1.9)%	(1.3)%	(0.9)%
Assumptions used in pricing model:
Weighted average risk free interest rates	0.9%	1.8%	3.9%
Weighted average expected lives in years	4.3	4.4	4.6
Weighted average volatility	37.5%	30.0%	32.0%
Expected dividends	-	-	-

As of January 31, 2006, the total compensation cost related to non-vested awards not yet recognized totaled $6.0 million and is expected to be recognized over a weighted average period of 3.8 years.

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

Expense Classifications.    The Company records “Cost of goods sold” as the direct cost of products sold, any related in-bound freight costs, and receiving costs, inspection costs, internal transfer costs, and other costs associated with the operations of its distribution system. Also included in “Cost of goods sold” is an allocation of advertising expense computed at approximately 6% of the product direct cost. The offset for this allocation is in “Selling, general and administrative expense” and is netted with advertising costs along with vendor rebates (see “Vendor Programs” above). Advertising expense included in Selling, general and administrative expense for the years ended January 31, 2004, 2005 and 2006, was:

	Years Ended January 31,
	2004	2005	2006
		(in thousands)
Gross advertising expense	$24,686	$28,564	$32,107
Less:
Vendor rebates	(2,812)	(4,752)	(5,793)
Allocation to Cost of goods sold	(17,517)	(20,635)	(26,621)
Net advertising expense in
Selling, general and adminstrative expense	$4,357	$3,177	$(307)

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

Application of APB 21 to Cash Option Programs that Exceed One Year in Duration. In February 2004, the Company began offering promotional credit payment plans on certain products that extend beyond one year. In accordance with APB 21, Interest on Receivables and Payables, such sales are discounted to their fair value resulting in a reduction in sales and receivables and the amortization of the discount amount over the term of the deferred interest payment plan. The difference between the gross sale and the discounted amount is reflected as a reduction of Product sales in the consolidated statements of operations and the amount of the discount being amortized in the current period is recorded in Finance charges and other. For the years ended January 31, 2005 and 2006, “Product sales” were reduced by $2.4 million and $3.1 million, respectively, and “Finance charges and other” was increased by $0.9 million and $2.4 million, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount.

Reclassifications.    Certain reclassifications have been made in the prior years’ financial statements to conform to the current year’s presentation. Specifically, the impact of the cancellation of insurance policies on charged-off receivables, which were previously included in the Provision for bad debts on the consolidated statements of operations, are now reported as a reduction of Insurance commissions, which is included in Finance charges and other.

Accumulated Other Comprehensive Income.    The balance of accumulated other comprehensive income (net of tax) at January 31, 2005 was comprised of $8.6 million of unrealized gains on interests in securitized assets less $0.2 million of unrealized losses on derivatives. The balance of accumulated other comprehensive income (net of tax) at January 31, 2006 was comprised of $10.5 million of unrealized gains on interests in securitized assets.

Recent Accounting Pronouncements.    In February 2006, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, was issued. This statements is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently analyzing the impact this statement will have on its consolidated results of operations and its financial position.

In March 2006, SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, was issued. This statement requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of each class of separately recognized servicing assets, permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and, requires separate presentation of and additional disclosures for servicing assets and servicing liabilities subsequently measured at fair value. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently analyzing the impact this statement will have on its consolidated results of operations and its financial position.

2.    Interests in Securitized Receivables

The Company has an agreement to sell customer receivables. As part of this agreement, the Company sells eligible retail installment and revolving receivable accounts to a QSPE that pledges the transferred accounts to a trustee for the benefit of investors. The following table summarizes the availability of funding under the Company’s securitization program at January 31, 2006 (in thousands):

	Capacity	Utilized	Available
Series A	$250,000	$185,000	$65,000
Series B – Class A	120,000	120,000	—
Series B – Class B	57,778	57,778	—
Series B – Class C	22,222	22,222	—
Total	$450,000	$385,000	$65,000

The Series A program functions as a credit facility to fund the initial transfer of eligible receivables. When the facility approaches capacity, the QSPE (“Issuer”) intends to seek financing to pay down the outstanding balance in the Series A variable funding note; at that point, the facility will once again become available to accumulate the transfer of new receivables or to meet required principal payments on other series as they become due. This new financing could be in the form of additional notes, bonds or other instruments as the market might allow. The Series A program matures September 1, 2007. The Series B program (which is non-amortizing for the first four years) matures officially on September 1, 2010, although it is expected that the principal payments, which are required to begin in October 2006, will retire the bonds prior to that date.

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

The fair values of the Company’s interest in securitized assets were as follows (in thousands):

	January 31,
	2005	2006
Interest-only strip	$20,497	$25,238
Subordinated securities	96,662	114,044
Total fair value of interests in securitized assets	$117,159	$139,282

The table below summarizes valuation assumptions used for each period presented:

	Years Ended January 31,
	2004	2005	2006
Prepayment rates
Primary installment	1.5%	1.5%	1.5%
Primary revolving	3.0%	3.0%	3.0%
Secondary installment	1.5%	1.5%	1.5%
Net interest spread
Primary installment	13.4%	13.3%	12.8%
Primary revolving	13.4%	13.3%	12.8%
Secondary installment	14.1%	15.0%	14.7%
Expected losses
Primary installment	3.5%	3.4%	3.0%
Primary revolving	3.5%	3.4%	3.0%
Secondary installment	3.5%	3.4%	3.0%
Projected expense
Primary installment	3.9%	4.1%	4.1%
Primary revolving	3.9%	4.1%	4.1%
Secondary installment	3.9%	4.1%	4.1%
Discount rates
Primary installment	10.0%	10.0%	13.0%
Primary revolving	10.0%	10.0%	13.0%
Secondary installment	14.0%	14.0%	17.0%
Delinquency and deferral rates
Primary installment	9.4%	10.1%	9.3%
Primary revolving	11.3%	8.9%	7.3%
Secondary installment	16.5%	15.3%	14.0%

At January 31, 2006, key economic assumptions and the sensitivity of the current fair value of the interests in securitized assets to immediate 10% and 20% adverse changes in those assumptions are as follows (dollars in thousands):

	Primary	Primary	Secondary
	Portfolio	Portfolio	Portfolio
	Installment	Revolving	Installment
Fair value of interest in securitized assets	$98,923	$10,958	$29,401

Expected weighted average life.	1.2 years	1.4 years	1.6 years

Annual prepayment rate assumption.	1.5%	3.0%	1.5%
Impact on fair value of 10% adverse change	$212	$24	$141
Impact on fair value of 20% adverse change	$415	$46	$276
Net interest spread assumption.	12.8%	12.8%	14.7%
Impact on fair value of 10% adverse change	$3,396	$376	$1,745
Impact on fair value of 20% adverse change	$6,705	$743	$3,405
Expected losses assumptions	3.0%	3.0%	3.0%
Impact on fair value of 10% adverse change	$806	$89	$364
Impact on fair value of 20% adverse change	$1,605	$178	$723
Projected expense assumption	4.1%	4.1%	4.1%
Impact on fair value of 10% adverse change	$769	$85	$330
Impact on fair value of 20% adverse change	$1,538	$170	$660
Discount rate assumption	13.0%	13.0%	17.0%
Impact on fair value of 10% adverse change	$1,010	$112	$558
Impact on fair value of 20% adverse change	$2,004	$222	$1,101
Delinquency and deferral	9.3%	7.3%	14.0%
Impact on fair value of 10% adverse change (1)	$124	$14	$121
Impact on fair value of 20% adverse change (1)	$244	$27	$239

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

The following illustration presents quantitative information about the receivables portfolios managed by the Company (in thousands):

	Total Principal Amount of		Principal Amount Over
	Receivables		60 Days Past Due (1)
	January 31,		January 31,
	2005	2006	2005	2006
Primary portfolio:
Installment	$328,042	$380,603	$16,636	$24,934
Revolving	30,210	41,046	867	1,095
Subtotal	358,252	421,649	17,503	26,029
Secondary portfolio:
Installment	70,448	98,072	5,640	9,508
Total receivables managed	428,700	519,721	23,143	35,537
Less receivables sold	419,172	509,681	21,540	33,483
Receivables not sold	9,528	10,040	$1,603	$2,054
Non-customer receivables	17,200	13,502
Total accounts receivable, net	$26,728	$23,542

	Average Balances		Credit Charge-offs
	January 31,		January 31, (2)
	2005	2006	2005	2006
Primary portfolio:
Installment	$297,187	$352,315
Revolving	25,921	35,149
Subtotal	323,108	387,464	$7,601	$10,225
Secondary portfolio:
Installment	64,484	83,461	1,604	1,915
Total receivables managed	387,592	470,925	9,205	12,140
Less receivables sold	378,178	461,215	8,105	11,267
Receivables not sold	$9,414	$9,710	$1,100	$873

(1)	Amounts are based on end of period balances.
(2)	Amounts represent total loan charge-offs, net of recoveries, on total receivables.

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

Long-term debt consists of the following (in thousands, except repayment explanations):

	January 31,
	2005	2006
Revolving credit facility with interest at variable rates (7.25% at January 31, 2006)	$5,000	$-
Promissory notes, due in monthly installments	32	136
Total long-term debt	5,032	136
Less amounts due within one year	(29)	(136)
Amounts classified as long-term	$5,003	$-

The revolving facility is subject to the Company maintaining various financial and non-financial covenants. In addition, the provisions of the bank credit facility limit the payment of dividends on the Company’s common stock. As of January 31, 2005 and January 31, 2006, the Company was in compliance with all financial and non-financial covenants.

The current agreement provides for a revolving facility capacity of $50 million, with a $5 million letter of credit sublimit and an $8.0 million sublimit for a swingline of credit. Interest rates are variable and are determined, at the option of the Company, at the Base Rate (the greater of Agent’s prime rate or federal funds rate plus 0.50%) plus the Base Rate Margin (which ranges from 0.00% to 0.50%) or LIBO/LIBOR Rate plus the LIBO/LIBOR Margin (which ranges from 0.75% to 1.75%). Both the Base Rate Margin and the LIBO/LIBOR Margin are determined quarterly based on a debt coverage ratio equal to the rolling four-quarter relationship of total debt (including lease obligations) to earnings before interest, taxes, depreciation, amortization and rent. The Company is obligated to pay a non-use fee on a quarterly basis on the non-utilized portion of the revolving facility at rates ranging from .20% to .375%. The revolving facility is secured by the assets of the Company not otherwise encumbered and a pledge of substantially all of the stock of the Company’s present and future subsidiaries and matures in November 2010.

Interest expense incurred on notes payable and long-term debt totaled $2.2, $1.1 and $0.2 million for the years ended January 31, 2004, 2005 and 2006, respectively. Interest expense included interest related to SRDS debt, which totaled $0.8 million for the year ended January 31, 2005. Aggregate maturities of long-term debt as of January 31 in the year indicated are as follows (in thousands):

2007	$136
2008	-
2009	-
Total	$136
4. Letters of Credit

The Company utilizes unsecured letters of credit to secure a portion of the QSPE’s asset-backed securitization program, deductibles under the Company’s insurance programs and international product purchases. At January 31, 2005 and January 31, 2006, the Company had outstanding unsecured letters of credit of $12.1 million and $13.0 million, respectively. These letters of credit were issued under the three following facilities:

•
The Company has a $5.0 million sublimit provided under its revolving line of credit for stand-by and import letters of credit. At January 31, 2006, $3.0 million of letters of credit were outstanding and callable at the option of the Company’s insurance carrier if the Company does not honor its requirement to fund deductible amounts as billed under its insurance program.

•
The Company has arranged for a $10.0 million stand-by letter of credit to provide assurance to the trustee of the asset-backed securitization program that funds collected by the Company, as the servicer, would be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year and expires in August 2006.

•
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

	January 31,
	2005	2006
Deferred Tax Assets
Allowance for doubtful accounts and warranty and insurance cancellations	$1,124	$2,158
Deferred revenue	2,204	597
Fair value of derivatives	62	-
Stock-based compensation	137	301
Property and equipment	1,297	2,297
Inventories	952	772
Accrued vacation and other	667	1,268
Total deferred tax assets	6,443	7,393
Deferred Tax Liabilities
Sales tax receivable	(919)	(768)
Interest in securitized assets	(4,095)	(4,889)
Goodwill	(672)	(903)
Other	(71)	(615)
Total deferred tax liabilities	(5,757)	(7,175)
Net Deferred Tax Asset	$686	$218

Significant components of income taxes were as follows (in thousands):

	Years Ended January 31,
	2004	2005	2006

Current:
Federal	$12,866	$16,100	$23,023
State	114	47	25
Total current	12,980	16,147	23,048
Deferred:
Federal	279	557	(701)
State	1	2	(6)
Total deferred	280	559	(707)
Total tax provision	$13,260	$16,706	$22,341

A reconciliation of the statutory tax rate and the effective tax rate for each of the periods presented in the statements of operations is as follows:

	Years Ended January 31,
	2004	2005	2006

U.S. Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	0.3	0.1	0.1
Non-deductible entertainment, tax-free interest income and other	0.1	0.7	0.2
Effective tax rate attributable to continuing operations	35.4%	35.8%	35.3%
Other	(0.8)	(0.5)	(0.1)
Effective tax rate	34.6%	35.3%	35.2%

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

The following is a schedule of future minimum base rental payments required under the operating leases that have initial non-cancelable lease terms in excess of one year (in thousands):

	Third	Related
Years Ended January 31,	Party	Party	Total
2007	$15,358	$207	$15,565
2008	14,764	207	14,971
2009	13,709	207	13,916
2010	13,077	207	13,284
2011	12,273	207	12,480
Thereafter	45,841	-	45,841
Total	$115,022	$1,035	$116,057

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

A summary of the status of the Company’s Incentive Stock Option Plan and the activity during the years ended January 31, 2004, 2005 and 2006 is presented below (shares in thousands):

	Years Ended January 31,
	2004		2005		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	1,241	$8.34	1,531	$9.68	1,666	$11.50
Granted	369	14.00	387	17.43	343	33.88
Exercised	(47)	(8.36)	(162)	(8.72)	(271)	(8.34)
Canceled	(32)	(9.15)	(90)	(11.07)	(112)	(17.78)
Outstanding, end of year	1,531	$9.68	1,666	$11.50	1,626	$16.31
Weighted average grant date fair value of options granted during period		$4.77		$4.97		$11.09
Options exercisable at end of year	551		712		743
Options available for grant	981		684		453

	Options Outstanding			Options Exercisable
		Weighted
	Shares	Average	Weighted	Shares	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	January 31,	Contractual	Exercise	January 31,	Exercise
Range of Exercise Prices	2006	Life in Years	Price	2006	Price
$4.29-$4.29	9	3.9	$4.29	9	$4.29
$8.21-$10.83	696	5.3	8.51	569	8.38
$14.00 -$16.49	306	7.9	14.33	108	14.17
$17.73-$17.73	288	8.9	17.73	57	17.73
$33.88-$33.88	327	9.8	33.88	-	-
Total	1,626	7.3	$16.31	743	$9.88

8.    Significant Vendors

As shown in the table below, a significant portion of the Company’s merchandise purchases for years ended January 31, 2004, 2005 and 2006 were made from six vendors:

	Years Ended January 31,
Vendor	2004	2005	2006

A	15.5%	14.2%	17.0%
B	11.2	13.8	12.2
C	12.5	13.2	11.4
D	5.7	8.0	7.8
E	4.0	6.7	6.8
F	4.7	5.8	5.4
Totals	53.6%	61.7%	60.6%

As part of a program to purchase product inventory from vendors overseas, the Company was not obligated at January 31, 2006 for under any stand-by letters of credit.

9.    Related Party Transactions

The Company leases one of its stores from its Chief Executive Officer and Chairman of Board, under the terms of a lease it entered prior to becoming a publicly held company. It also leased six store locations from Specialized Realty Development Services, LP (“SRDS”), a real estate development company that was created prior to the Company’s becoming publicly held and was owned by various members of management and individual investors of Stephens Group, Inc. The Stephens Group, Inc. is a significant shareholder of the Company. Based on independent appraisals that were performed on each project that was completed, the Company believes that the terms of the leases were at least comparable to those that could be obtained in an arms’ length transaction. As part of the ongoing operation of SRDS, the Company received a management fee associated with the administrative functions that were provided to SRDS of $5,000, $100,000 and $6,500 for the years ended January 31, 2004, 2005 and 2006, respectively. As of January 31, 2005, the Company no longer leased any properties from SRDS since it divested itself of the leased properties. As part of the divestiture, SRDS reimbursed the Company $75,000 for costs related to lease modifications. As a result of the divestiture, the Company’s consolidated balance sheet at January 31, 2005 does not include accounts of SRDS that were previously consolidated with our financial statements at January 31, 2004. However, the consolidated statements of operations and cash flows for fiscal 2005 include the operations and cash flows of SRDS through the dates the sales were completed.

 The Company engaged the services of Direct Marketing Solutions, Inc., or DMS, for a substantial portion of its direct mail advertising. Direct Marketing Solutions, Inc. is partially owned (less than 50%) by the Stephens Group Inc., members of the Stephens family, Jon Jacoby, and Doug Martin. The Stephens Group Inc. and the members of the Stephens family are significant shareholders of the Company, and Jon Jacoby and Doug Martin are members of the Company’s Board of Directors. The fees the Company paid to DMS during fiscal years ended 2005 and 2006 amounted to approximately $1.8 million and $4.3 million, respectively. Thomas J. Frank, the Chief Executive Officer and Chairman of the Board of Directors owned a small percentage (0.7%) at the end of fiscal year 2005, but divested his interest during the first half of fiscal year 2006.

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

12.    Contingencies

Legal Proceedings. The Company is involved in routine litigation incidental to our business from time to time. Currently, the Company does not expect the outcome of any of this routine litigation to have a material effect on its financial condition or results of operations. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact the Company’s estimate of reserves for litigation.

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

Service Maintenance Agreement Obligations. The Company sells service maintenance agreements under which it is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sales and recorded in revenues in the statement of operations over the life of the agreements. The amounts deferred are reflected on the face of the balance sheet in “Deferred revenues and allowances,” see also Note 1 for additional discussion.

13.    Restatement of Financial Statements

The Company has restated its consolidated financial statements for the years ended January 31, 2006, 2005 and 2004 to correct for errors in recording interests in securitized assets, securitization income and related income tax impacts that were incorrectly accounted for under U.S. generally accepted accounting principles, specifically covered by Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets.

The information contained in the financial statements and notes thereto reflect the adjustments described herein and the modified retrospective application transition of the adoption of SFAS No. 123R (see Note 1) and does not reflect events occurring after March 30, 2006, the date of the original filing of our Annual Report on Form 10-K for the year ended January 31, 2006, or modify or update those disclosures that have been affected by subsequent events.

In addition to the restatement adjustments discussed above, as a result of the review, the Company also refined certain of the assumptions used in the valuation of its interests in securitized assets at fair value. While these refinements did not result in a change in total securitization income reported, it did impact the amounts reported for the components of securitization income in the footnotes to the annual financial statements. Additionally, the changes resulted in an increase in the total fair value of the interests in securitized assets reflected on the balance sheet and a related increase in accumulated other comprehensive income, net of tax.

The following table sets forth the effects of the adjustments on Net Income for the years 2004, 2005 and 2006.

Increase in Net Income

	Years Ended January 31
(Dollars in thousands)	2004	2005	2006
As Previously Reported net income	$24,253	$29,516	$40,219

Securitization income	1,221	1,777	1,362
Income tax provision	(431)	(606)	(478)
Total adjustment	790	1,171	884

Restated net income	$25,043	$30,687	$41,103
Percent change	3.3%	4.0%	2.2%

The following tables set forth the effects of the restatement adjustments on affected line items within our previously reported Consolidated Statement of Operations for the years 2004, 2005 and 2006, Consolidated Balance Sheet as of January 31, 2005 and 2006, and Consolidated Statements of Cash Flows for the years 2004, 2005 and 2006.

Conn's, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Years Ended January 31,
	2004		2005		2006
	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Finance charges and other	$58,392	$57,460	$72,857	$71,586	$81,684	$80,410
Total revenues	499,310	498,378	567,092	565,821	702,422	701,148
Provision for bad debts	4,657	2,504	5,637	2,589	3,769	1,133
Total cost and expenses	457,651	455,498	518,999	515,951	639,940	637,304
Operating income	41,659	42,880	48,093	49,870	62,482	63,844
Income before minority interest and income taxes	37,082	38,303	45,734	47,511	62,082	63,444
Income before income taxes	37,082	38,303	45,616	47,393	62,082	63,444
Total provision for income taxes	12,829	13,260	16,100	16,706	21,863	22,341
Net Income	24,253	25,043	29,516	30,687	40,219	41,103
Net income available for common stockholders	$22,299	$23,089	$29,516	$30,687	$40,219	$41,103
Earnings per share
Basic	$1.26	$1.30	$1.27	$1.32	$1.72	$1.76
Diluted	$1.22	$1.26	$1.25	$1.30	$1.67	$1.71

Conn's, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31, 2005		January 31, 2006
	As Previously Reported	Restated	As Previously Reported	Restated
Interests in securitized assets	$105,159	$117,159	$123,449	$139,282
Deferred income taxes	5,037	825	4,971	-
Total current assets	209,849	217,637	275,129	285,991
Total assets	268,928	276,716	342,296	353,158

Deferred income taxes	966	958	757	1,343
Total current liabilities	61,639	61,631	95,332	95,918
Accumulated other comprehensive income	7,516	8,408	8,004	10,492
Additional paid-in capital	85,090	85,090	89,027	89,027
Retained earnings	108,099	115,003	148,318	156,106
Total stockholders' equity	200,938	208,734	245,585	255,861
Total liabilities and stockholders' equity	$268,928	$276,716	$342,296	$353,158

Conn's, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended January 31,
	2004		2005		2006
	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Cash flows from operating activities
Net income	$24,253	$25,043	$29,516	$30,687	$40,219	$41,103
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for bad debts	4,657	2,604	5,637	3,299	3,769	1,186
Accretion from interests in securitized assets	(12,529)	(14,437)	(14,892)	(16,862)	(14,138)	(19,454)
Provision for deferred income taxes	(151)	280	(47)	559	(1,185)	(707)
Change in operating assets and liabilities:
Accounts receivable	(11,412)	(8,672)	(29,339)	(26,808)	(4,889)	1,648
Supplemental disclosure of cash flow information
Cash flows from servicing fees	11,963	12,089	14,496	15,529	17,542	18,572

In addition, the restatement also resulted in changes to the Consolidated Statements of Stockholders’ Equity and Notes 1, 2 and 5.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, in our Annual Report on Form 10-K filed on March 30, 2006, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by the annual report, our disclosure controls and procedures were effective in timely alerting them to material information relating to our business (including our consolidated subsidiaries) required to be included in our Exchange Act filings. Subsequently, management identified a material weakness in internal control over financial reporting that led to a restatement of the consolidated financial statements, as discussed below.

During the preparation of our consolidated financial statements for the quarter ended July 31, 2006, we identified an issue related to the recording of securitization income. Based on our discovery and the results of discussions with our independent accountants and the Audit Committee of the Board of Directors, it was determined that a review of our accounting under SFAS No. 140 should be completed before the statements for the quarter ended July 31, 2006 were issued. The internal review revealed that we had incorrectly reduced securitization income and the value of our interests in securitized assets by the amount of future expected loan losses recorded on the books of the qualifying special purpose entity that owns the receivables.

As a result of the error discussed above and the resulting restatement, management has concluded that a material weakness in its internal controls over financial reporting existed as of January 31, 2006. Specifically, controls were not operating effectively to ensure that the proper accounting and corresponding consolidated financial statement presentation of securitization income and the fair value of interests in securitized assets was consistent with SFAS No. 140. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at January 31, 2006.

As of the date of this filing, we believe we have taken the appropriate action to remediate the material weakness in our internal control over financial reporting with respect to accounting for securitization transactions, based on the following actions taken:

o
improved education and enhanced accounting analysis and reviews designed to ensure that all relevant personnel involved in the securitization accounting understand and account for securitization transactions in compliance with SFAS No. 140; and

o	a review of our internal financial controls with respect to accounting for securitization transactions to ensure compliance with SFAS No. 140.

While we believe we have taken the steps necessary to remediate this material weakness relating to our accounting under SFAS No. 140 and related processes, procedures, and controls, we cannot confirm the effectiveness of our enhanced internal controls with respect to our accounting under SFAS No. 140 until we and our independent auditors have conducted sufficient tests. Accordingly, we will continue to monitor the effectiveness of the processes, procedures, and controls we have implemented and will make any further changes management determines appropriate.

Management’s Report on Internal Control over Financial Reporting

Please refer to Management’s Report on Internal Control over Financial Reporting on page 52 of this report.

Changes in Internal Controls Over Financial Reporting

As previously reported, there were no changes in internal controls over financial reporting during the quarter ended January 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to April 30, 2006, we discovered the material weakness described above and took the remedial actions described.

ITEM 9B. OTHER INFORMATION

None

PART III

The information required by Items 10 through 14 is included in our definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

CROSS REFERENCE TO ITEMS 10-14 LOCATED IN THE PROXY STATEMENT

	Item	Caption in the Conn’s, Inc. 2006 Proxy Statement
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	BOARD OF DIRECTORS, EXECUTIVE OFFICERS
ITEM 11.	EXECUTIVE COMPENSATION	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	STOCK OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	INDEPENDENT PUBLIC ACCOUNTANTS

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:

(1)	The financial statements listed in response to Item 8 of this report are as follows:

Consolidated Balance Sheets as of January 31, 2005 and 2006

Consolidated Statements of Operations for the Years Ended January 31, 2004, 2005 and 2006

Consolidated Statements of Stockholders’ Equity for the Years Ended January 31, 2004, 2005 and 2006

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONN'S, INC.
(Registrant)

Date: September 15, 2006	By:	/s/ Thomas J. Frank, Sr.,
Thomas J. Frank, Sr.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas J. Frank, Sr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 15, 2006
Thomas J. Frank, Sr.
/s/ David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	September 15, 2006
David L. Rogers
/s/ Marvin D. Brailsford	Director	September 15, 2006
Marvin D. Brailsford
/s/ Jon E. M. Jacoby	Director	September 15, 2006
Jon E. M. Jacoby
/s/ Bob L. Martin	Director	September 15, 2006
Bob L. Martin
/s/ Douglas H. Martin	Director	September 15, 2006
Douglas H. Martin
/s/ Dr. William C. Nylin, Jr.	Executive Vice Chairman and Chief Operating Officer	September 15, 2006
Dr. William C. Nylin, Jr.
/s/ Scott L. Thompson	Director	September 15, 2006
Scott L. Thompson
/s/ William T. Trawick	Director	September 15, 2006
William T. Trawick
/s/ Theodore M. Wright	Director	September 15, 2006
Theodore M. Wright

EXHIBIT INDEX

Exhibit Number	Description
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

10.1	Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).[t]
10.1.1
Amendment to the Conn’s, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Conn’s Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004).[t]

10.1.2
Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.1.2 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).[t]

10.2
2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)as filed with the Securities and Exchange Commission on September 23, 2003).[t]

10.2.1
Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.2.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).[t]

10.3
Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).[t]

Exhibit Number	Description

10.4
Conn's 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).[t]

10.5
Shopping Center Lease Agreement dated May 3, 2000, by and between Beaumont Development Group, L.P., f/k/a Fiesta Mart, Inc., as Lessor, and CAI, L.P., as Lessee, for the property located at 3295 College Street, Suite A, Beaumont, Texas (incorporated herein by reference to Exhibit 10.5 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

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

10.6.1
First Renewal of Lease dated November 24, 2004, by and between American National Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 8550-A Market Street, Houston, Texas (incorporated herein by reference to Exhibit 10.6.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).

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

10.8
Lease Agreement dated June 24, 2005, by and between Cabot Properties, Inc. as Lessor, and CAI, L.P., as Lessee, for the property located at 1132 Valwood Parkway, Carrollton, Texas (incorporated herein by reference to Exhibit 99.1 to Conn’s, Inc. Current Report on Form 8-K (file no. 000-50421) as filed with the Securities and Exchange Commission on June 29, 2005).

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

Exhibit Number	Description

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

10.12.1
Amendment to Series 2002-A Supplement dated March 28, 2003, by and between Conn Funding II, L.P. as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).

10.12.2
Amendment No. 2 to Series 2002-A Supplement dated July 1, 2004, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12.2 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).

10.13
Series 2002-B Supplement to Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.13 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.13.1
Amendment to Series 2002-B Supplement dated March 28, 2003, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.13.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).

10.14	Servicing Agreement dated September 1, 2002, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).
10.14.1
First Amendment to Servicing Agreement dated June 24, 2005, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2005).

Exhibit Number	Description

10.14.2
Second Amendment to Servicing Agreement dated November 28, 2005, by and among Conn Funding II, L.P., as 10.14.2 Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.2 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2005).

10.15
Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.15 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).[t]

10.15.1
First Amendment to Executive Employment Agreement between Conn’s, Inc. and Thomas J. Frank, Sr., Approved by the stockholders May 26, 2005 (incorporated herein by reference to Exhibit 10.15.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2005 (file No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2005).[t]

10.16
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).[t]

10.17	2007 Bonus Program (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on March 30, 2006).[t]
10.18	Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on June 2, 2005).[t]
10.19
Dealer Agreement between Conn Appliances, Inc. and Voyager Service Programs, Inc. effective as of January 1, 1998 (incorporated herein by reference to Exhibit 10.19 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.19.1
Amendment #1 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.19.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.19.2
Amendment #2 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.19.2 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.19.3
Amendment #3 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.19.3 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.19.4
Amendment #4 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.19.4 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.20
Service Expense Reimbursement Agreement between Affiliates Insurance Agency, Inc. and American Bankers Life Assurance Company of Florida, American Bankers Insurance Company Ranchers & Farmers County Mutual Insurance Company, Voyager Life Insurance Company and Voyager Property and Casualty Insurance Company effective July 1, 1998 (incorporated herein by reference to Exhibit 10.20 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.20.1
First Amendment to Service Expense Reimbursement Agreement by and among CAI, L.P., Affiliates Insurance Agency, Inc., American Bankers Life Assurance Company of Florida, Voyager Property & Casualty Insurance Company, American Bankers Life Assurance Company of Florida, American Bankers Insurance Company of Florida and American Bankers General Agency, Inc. effective July 1, 2005 (incorporated herein by reference to Exhibit 10.20.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

Exhibit Number	Description
10.21
Service Expense Reimbursement Agreement between CAI Credit Insurance Agency, Inc. and American Bankers Life Assurance Company of Florida, American Bankers Insurance Company Ranchers & Farmers County Mutual Insurance Company, Voyager Life Insurance Company and Voyager Property and Casualty Insurance Company effective July 1, 1998 (incorporated herein by reference to Exhibit 10.21 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.21.1
First Amendment to Service Expense Reimbursement Agreement by and among CAI Credit Insurance Agency, Inc., American Bankers Life Assurance Company of Florida, Voyager Property & Casualty Insurance Company, American Bankers Life Assurance Company of Florida, American Bankers Insurance Company of Florida, American Reliable Insurance Company, and American Bankers General Agency, Inc. effective July 1, 2005 (incorporated herein by reference to Exhibit 10.21.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.22
Consolidated Addendum and Amendment to Service Expense Reimbursement Agreements by and among Certain Member Companies of Assurant Solutions, CAI Credit Insurance Agency, Inc. and Affiliates Insurance Agency, Inc. effective April 1, 2004 (incorporated herein by reference to Exhibit 10.22 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

11.1	Statement re: computation of earnings per share is included under Note 1 to the financial statements.
21
Subsidiaries of Conn's, Inc. (incorporated herein by reference to Exhibit 21 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith).
99.1	Subcertification by Chief Operating Officer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).
99.2	Subcertification by Treasurer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).
99.3	Subcertification by Secretary in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).
99.4	Subcertification of Chief Operating Officer, Treasurer and Secretary in support of Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer) (furnished herewith).
[t]	Management contract or compensatory plan or arrangement.