Form 10-Q/A
period 2006-04-30
CONNS INC
filed 2006-09-15
CIK 1223389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006   Commission File Number 000-50421

                                  CONN'S, INC.
             (Exact name of registrant as specified in its charter)

     A Delaware Corporation                          06-1672840
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One): Large accelerated filer |_| Accelerated  filer |X|  Non-accelerated  filer
|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 30, 2006:

                   Class                                      Outstanding
------------------------------------------          ----------------------------
    Common stock, $.01 par value per share                    23,665,335

                                EXPLANATORY NOTE

                Restatement of Consolidated Financial Statements

      We are amending our Quarterly Report on Form 10-Q (the "Original Filing") for the quarter ended April 30, 2006, to restate our consolidated financial statements for the quarters ended April 30, 2006, and 2005 and the related disclosures. This Form 10-Q/A also includes the restatement of certain of the financial information presented in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. See Note 9 to the consolidated financial statements for a summary of the restated amounts.

      On September 8, 2006, we concluded that our consolidated financial statements for the quarters ended April 30, 2006 and 2005 should be restated to correct for errors in recording interests in securitized assets, securitization income and related income tax impacts that were incorrectly accounted for under U.S. generally accepted accounting principles, specifically covered by Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and Emerging Issues Task Force ("EITF") No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets. Our decision to restate our consolidated financial statements for the stated periods was based on the results of an internal review of our accounting for the fair value of our retained interest asset performed under the direction of the Audit Committee of the Board of Directors. We have not amended and do not anticipate amending our Quarterly Reports on Form 10-Q for any periods prior to April 30, 2006.

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

      As a result of the error discussed above and the resulting restatement, management has concluded that a material weakness in its internal controls over financial reporting existed as of April 30, 2006. Specifically, controls were not operating effectively to ensure that the proper accounting and corresponding consolidated financial statement presentation of securitization income and the fair value of interests in securitized assets was consistent with SFAS No. 140. As a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of April 30, 2006.

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

      We have also filed today a Form 10-K/A for the year ended January 31, 2006, amending the Annual Report on Form 10-K previously filed, based upon our conclusions that our consolidated financial statements for the years ended January 31, 2006, 2005 and 2004, as well as the selected financial data for the years ended January 31, 2006, 2005, 2004, 2003 and July 31, 2001, the six months ended January 31, 2002 and the twelve months ended January 31, 2002, should be restated to correct for errors in recording interests in securitized assets, securitization income and related income tax impacts that were incorrectly accounted for under U.S. generally accepted accounting principles, as identified above. Our decision to restate our consolidated financial statements and certain related and selected financial information for the stated years was also based on the results of our internal review of our accounting for the fair value of our retained interest asset performed under the direction of the Audit Committee of the Board of Directors.

      The financial information that has been previously filed or otherwise reported for these quarterly periods is superseded by the financial information in this Quarterly Report on Form 10-Q/A and the Annual Report on Form 10-K/A. Accordingly, the consolidated financial statements and related financial information contained in those previously filed Annual Report on Form 10-K and Quarterly Report on Form 10-Q should no longer be relied upon.

      All of the information in this Form 10-Q/A is as of April 30, 2006 and does not reflect any subsequent information or events other than the restatement and related matters discussed in Note 9. Only the following items have been amended as a result of the restatement:

Part I - Item 1 - Financial Statements;

Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations;

Part I - Item 4 - Controls and Procedures

Other than as discussed above, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including the exhibits to the Original Filing) affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing, including any amendments to those filings. In addition, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, and 32.1.

                                                     TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                                     Page No.

Item 1.       Financial Statements                                                                           1

              Consolidated Balance Sheets as of January 31, 2006 and April 30, 2006                          1

              Consolidated Statements of Operations for the three months ended
                  April 30, 2005 and 2006                                                                    2

              Consolidated Statement of Stockholders' Equity for the three months ended
                  April 30, 2006                                                                             3

              Consolidated Statements of Cash Flows for the three months ended
                  April 30, 2005 and 2006                                                                    4

              Notes to Consolidated Financial Statements                                                     5

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                 15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                    28

Item 4.       Controls and Procedures                                                                       29

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                             30

Item 1A.      Risk Factors                                                                                  30

Item 5.       Other Information                                                                             30

Item 6.       Exhibits                                                                                      30

SIGNATURE                                                                                                   31

Part I  FINANCIAL INFORMATION
Item 1  Financial Statements

                                   Conn's, Inc
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
              (As Adjusted, See Note 1 and As Restated, See Note 9)

                                                                    January 31,   April 30,
                                                                      2006          2006
                                                                    ----------------------
                                       Assets                            (unaudited)
Current assets
   Cash and cash equivalents                                        $  45,176    $  30,924
   Accounts receivable, net                                            23,542       26,882
   Interests in securitized assets                                    139,282      139,022
   Inventories                                                         73,987       80,527
   Prepaid expenses and other assets                                    4,004        4,510
                                                                    ---------    ---------
      Total current assets                                            285,991      281,865
Non-current deferred income tax asset                                   2,464        2,881
Property and equipment
   Land                                                                 6,671        6,671
   Buildings                                                            7,084       12,946
   Equipment and fixtures                                               9,612       10,198
   Transportation equipment                                             3,284        3,105
   Leasehold improvements                                              65,507       66,057
                                                                    ---------    ---------
      Subtotal                                                         92,158       98,977
Less accumulated depreciation                                         (37,332)     (40,149)
                                                                    ---------    ---------
      Total property and equipment, net                                54,826       58,828
Goodwill, net                                                           9,617        9,617
Debt issuance costs and other assets, net                                 260          268
                                                                    ---------    ---------
       Total assets                                                 $ 353,158    $ 353,459
                                                                    =========    =========

                        Liabilities and Stockholders' Equity

Current liabilities
   Current portion of long-term debt                                $     136    $      --
   Accounts payable                                                    40,920       36,884
   Accrued compensation and related expenses                           18,847       10,665
   Accrued expenses                                                    17,380       16,842
   Income taxes payable                                                 8,794        5,602
   Deferred income taxes                                                1,343        3,334
   Deferred revenues and allowances                                     8,498        8,693
                                                                    ---------    ---------
      Total current liabilities                                        95,918       82,020
Long-term debt                                                             --           --
Non-current deferred income tax liability                                 903          960
Deferred gain on sale of property                                         476          435
Stockholders' equity
   Preferred stock ($0 01 par value, 1,000,000 shares authorized;
     none issued or outstanding)                                           --           --
   Common stock ($0 01 par value, 40,000,000 shares authorized;
     23,571,564 and 23,665,335 shares issued and outstanding
     at January 31, 2006 and April 30, 2006, respectively)                236          237
   Additional paid-in capital                                          89,027       90,551
   Accumulated other comprehensive income                              10,492       11,001
   Retained earnings                                                  156,106      168,055
                                                                    ---------    ---------
      Total stockholders' equity                                      255,861      269,844
                                                                    ---------    ---------
         Total liabilities and stockholders' equity                 $ 353,158    $ 353,259
                                                                    =========    =========

See notes to consolidated financial statements.

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except earnings per share)
              (As Adjusted, See Note 1 and As Restated, See Note 9)

                                                                     Three Months Ended
                                                                          April 30,
                                                                   ----------------------
                                                                     2005          2006
                                                                   ---------    ---------
Revenues
   Product sales                                                   $ 127,275    $ 158,509
   Service maintenance agreement commissions, net                      6,884        7,967
   Service revenues                                                    4,775        5,229
                                                                   ---------    ---------
     Total net sales                                                 138,934      171,705
   Finance charges and other                                          18,985       20,483
                                                                   ---------    ---------
     Total revenues                                                  157,919      192,188
Cost and expenses
   Cost of goods sold, including warehousing and occupancy costs     100,917      125,729
   Cost of parts sold, including warehousing and occupancy costs       1,225        1,565
   Selling, general and administrative expense                        39,739       46,664
   Provision for bad debts                                               468           43
                                                                   ---------    ---------
     Total cost and expenses                                         142,349      174,001
                                                                   ---------    ---------
Operating income                                                      15,570       18,187
Interest (income) expense, net                                           355         (184)
Other (income) expense, net                                                6          (33)
                                                                   ---------    ---------
Income before income taxes                                            15,209       18,404
Provision for income taxes
  Current                                                              7,543        5,086
  Deferred                                                            (2,202)       1,369
                                                                   ---------    ---------
     Total provision for income taxes                                  5,341        6,455
                                                                   ---------    ---------
Net income                                                         $   9,868    $  11,949
                                                                   =========    =========
Earnings per share
  Basic                                                            $    0.42    $    0.51
  Diluted                                                          $    0.42    $    0.49
Average common shares outstanding
  Basic                                                               23,307       23,596
  Diluted                                                             23,775       24,448

See notes to consolidated financial statements.

                                  Conn's, Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Three Months Ended April 30, 2006
                                   (unaudited)
                    (in thousands except descriptive shares)
             (As Adjusted, see Note 1, and As Restated, see Note 9)


                                                             Accum.
                                                             Other
                                            Common Stock     Compre-  Additional
                                          ----------------   hensive     Paid-in   Retained
                                           Shares   Amount   Income     Capital     Earnings     Total
                                          --------   -----   --------   --------   ---------   --------

Balance January 31, 2006                    23,572   $ 236   $ 10,492   $ 89,027   $ 156,106   $255,861
Exercise of options to acquire
    91,698 shares of common stock               92       1                   938                    939

Issuance of 2,073 shares of
    common stock under
    Employee Stock Purchase Plan                 2                            60                     60
Stock-based compensation                                                     393                    393
Tax benefit from options exercised                                           133                    133
Net income                                                                            11,949     11,949
Adjustment of fair value of securitized
    assets (net of tax of $264), net of
    reclassification adjustments of
    $3,330 (net of tax of $1,801)                                 509                               509
                                                                                               --------

Total comprehensive income                                                                       12,458
                                          --------   -----   --------   --------   ---------   --------
Balance April 30, 2006                      23,666   $ 237   $ 11,001   $ 90,551   $ 168,055   $269,844
                                          ========   =====   ========   ========   =========   ========

See notes to consolidated financial statements.

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
              (As Adjusted, See Note 1 and As Restated, See Note 9)

                                                                   Three Months Ended
                                                                        April 30,
                                                                  --------------------
                                                                    2005        2006
                                                                  --------    --------
Cash flows from operating activities
    Net income                                                    $  9,868    $ 11,949

    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                  2,645       3,006
       Amortization                                                    (59)        (97)
       Provision for bad debts                                         521          43
       Stock-based compensation                                        263         393
       Excess tax benefits from stock-based compensation                --        (133)
       Discounts on promotional credit                                 111         217
       Accretion from interests in securitized assets               (4,897)     (5,131)
       Provision for deferred income taxes                          (2,202)      1,369
       Loss (Gain) from sale of property and equipment                   6         (33)
       Loss from derivatives                                            69          --
    Changes in operating assets and liabilities:
       Accounts receivable                                           3,376       2,563
       Inventory                                                    (7,048)     (6,541)
       Prepaid expenses and other assets                               251        (506)
       Accounts payable                                              2,593      (4,036)
       Accrued expenses                                               (536)     (8,520)
       Income taxes payable                                          6,584      (3,192)
       Deferred revenue and allowances                                 111         265
                                                                  --------    --------
Net cash provided by (used in) operating activities                 11,656      (8,384)
                                                                  --------    --------
Cash flows from investing activities
    Purchase of property and equipment                              (3,273)     (7,023)
    Proceeds from sale of property                                      11          48
                                                                  --------    --------
Net cash used in investing activities                               (3,262)     (6,975)
                                                                  --------    --------
Cash flows from financing activities
    Proceeds from stock issued under employee benefit plans            755       1,132
    Excess tax benefits from stock-based compensation                   --         133
    Borrowings under lines of credit                                25,800       3,200
    Payments on lines of credit                                    (36,300)     (3,200)
    Increase in debt issuance costs                                     --         (22)
    Payment of promissory notes                                         (7)       (136)
                                                                  --------    --------
Net cash provided by (used in) financing activities                 (9,752)      1,107
                                                                  --------    --------
Net change in cash                                                  (1,358)    (14,252)
Cash and cash equivalents
    Beginning of the year                                            7,027      45,176
                                                                  --------    --------
    End of period                                                 $  5,669    $ 30,924
                                                                  ========    ========

See notes to consolidated financial statements.

                                  Conn's , Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 April 30, 2006
                                   (Restated)

1. Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three month period ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007. The financial statements should be read in conjunction with the Company's (as defined below) audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A filed on September 15, 2006.

      The Company's balance sheet at January 31, 2006, as adjusted for Statement of Financial Accounting Standards No. 123R, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial presentation. Please see the Company's Form 10-K/A for the fiscal year ended January 31, 2006 for a complete presentation of the audited financial statements at that date, together with all required footnotes, and for a complete presentation and explanation of the components and presentations of the financial statements.

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

                                                                                  Three Months Ended
                                                                                      April 30,
                                                                                -----------------------
                                                                                   2005        2006
                                                                                ----------   ----------
Common stock outstanding, beginning of period                                   23,267,596   23,571,564
Weighted average common stock issued in stock option exercises                      38,893       24,095
Weighted average common stock issued to employee stock purchase plan                   985          722
                                                                                ----------   ----------
Shares used in computing basic earnings per share                               23,307,474   23,596,381
Dilutive effect of stock options, net of assumed repurchase of treasury stock      548,093      851,192
                                                                                ----------   ----------
Shares used in computing diluted earnings per share                             23,855,567   24,447,573
                                                                                ==========   ==========

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

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                                                             Three Months Ended
                                                                  April 30,
                                                           -----------------------
                                                             2005         2006
                                                           ---------    ----------
Net income available for common stockholders as reported   $   9,868    $   11,949
Add: Stock-based compensation recorded, net of tax               220           324
Less: Stock-based compensation, net of tax
  for all awards                                                (324)         (372)
                                                           ---------    ----------
Pro forma net income                                       $   9,764    $   11,901
                                                           =========    ==========

Earnings per share-as reported:
  Basic                                                    $    0.42    $     0.51
  Diluted                                                  $    0.42    $     0.49
Pro forma earnings per share:
  Basic                                                    $    0.42    $     0.50
  Diluted                                                  $    0.41    $     0.49


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

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

2.   Supplemental Disclosure of Revenue and Comprehensive Income

      The following is a summary of the classification of the amounts included as Finance charges and other for the three months ended April 30, 2005 and 2006 (in thousands):

                                   Three Months Ended
                                      April 30,
                                   -----------------
                                     2005      2006
                                   -------   -------
Securitization income              $13,305   $15,237
Income from receivables not sold       280       335
Insurance commissions                4,155     4,266
Other                                1,245       645
                                   -------   -------
Finance charges and other          $18,985   $20,483
                                   =======   =======

      The components of total comprehensive income for the three months ended April 30, 2005 and 2006 are presented in the table below (in thousands):

                                                 Three Months Ended
                                                      April 30,
                                                 --------------------
                                                   2005        2006
                                                 --------    --------
Net income                                       $  9,868    $ 11,949
Unrealized gain on derivative instruments             246          --
Taxes on unrealized gain on derivatives               (86)         --
Adjustment of fair value of securitized assets     (1,409)        773
Taxes on adjustment of fair value                     494        (264)
                                                 --------    --------
Total comprehensive income                       $  9,113    $ 12,458
                                                 ========    ========

3. Supplemental Disclosure Regarding Managed Receivables

      The  following   tables  present   quantitative   information   about  the
receivables portfolios managed by the Company (in thousands):

                                           Total Principal     Principal Amount 60 Days
                                         Amount of Receivables   or More Past Due (1)
                                           -------------------  --------------------
                                          January 31, April 30, January 31,  April 30,
                                            2006       2006       2006        2006
                                           --------   --------   --------   --------
Primary portfolio:
           Installment                     $380,603   $367,774   $ 24,934   $ 21,914
           Revolving                         41,046     43,677      1,095      1,178
                                           --------   --------   --------   --------
Subtotal                                    421,649    411,451     26,029     23,092
Secondary portfolio:
           Installment                       98,072    110,081      9,508      7,798
                                           --------   --------   --------   --------
Total receivables managed                   519,721    521,532     35,537     30,890
Less receivables sold                       509,681    510,944     33,483     29,076
                                           --------   --------   --------   --------
Receivables not sold                         10,040     10,588   $  2,054   $  1,814
                                                                 ========   ========
Non-customer receivables                     13,502     16,294
                                           --------   --------
          Total accounts receivable, net   $ 23,542   $ 26,882
                                           ========   ========

(1) Amounts are based on end of period balances. The principal amount 60 days or more past due relative to total receivables managed is not necessarily indicative of relative balances expected at other times during the year due to seasonal fluctuations in delinquency.

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                                     Average Balances        Credit Charge-offs
                                    --------------------    --------------------
                                    Three Months Ended      Three Months Ended
                                        April 30,              April 30, (1)
                                    --------------------    --------------------
                                      2005        2006        2005        2006
                                    --------    --------    --------    --------
Primary portfolio:
           Installment              $331,285    $373,072
           Revolving                  30,452      42,553
                                    --------    --------
Subtotal                             361,737     415,625    $  2,570    $  3,650
Secondary portfolio:
           Installment                74,823     104,610         408       1,028
                                    --------    --------    --------    --------
Total receivables managed            436,560     520,235       2,978       4,678
Less receivables sold                427,129     509,809       2,731       4,525
                                    --------    --------    --------    --------
Receivables not sold                $  9,431    $ 10,426    $    247    $    153
                                    ========    ========    ========    ========


(1) Amounts represent total loan charge-offs, net of recoveries, on total receivables.

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

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

      A summary of the status of the Company's Incentive Stock Option Plan and the activity during the three months ended April 30, 2005 and 2006 is presented below (shares in thousands):

                                                                Three Months Ended April 30,
                                                    ------------------------------------------------------
                                                             2005                         2006
                                                    --------------------------- --------------------------
                                                                    Weighted                   Weighted
                                                                    Average                     Average
                                                                    Exercise                   Exercise
                                                       Shares        Price        Shares         Price
                                                    ------------- ------------- ------------  ------------
Outstanding, beginning of period                           1,666       $ 11.50        1,626       $ 16.31
Granted                                                        -             -            -             -
Exercised                                                    (81)      $ (8.85)         (85)      $ (9.92)
Forfeited                                                    (19)      $(12.36)          (1)      $(16.28)
                                                    ------------               ------------
Outstanding, end of period                                 1,566       $ 11.62        1,540       $ 16.67
                                                    ============               ============
Options exercisable at end of period                         631                        659
Options available for grant                                  703                        454
Intrinsic value of options exercised
during the period                                   $0.7 million               $2.2 million


                                                                    Options Outstanding                       Options Exercisable
                                                       -----------------------------------------          --------------------------
                                                                       Weighted
                                                       Shares         Average           Weighted          Shares            Weighted
                                                       Outstanding    Remaining          Average          Exercisable       Average
                                                       April 30,      Contractual       Exercise          April 30,         Exercise
Range of Exercise Prices                                 2006           Life in Years      Price            2006              Price
-------------------------------------------------------------------  ----------------   ------------     ------------    -----------
$4.29-$4.29                                                    9            3.7         $    4.29                 9      $    4.29
$8.21-$10.83                                                 630            5.1         $    8.55               504      $    8.40
$14.00 -$16.49                                               294            7.7         $   14.32                97      $   14.13
$17.73-$17.73                                                280            8.6         $   17.73                49      $   17.73
$33.88-$33.88                                                327            9.6         $   33.88                --      $      --
                                                       ---------                                          ---------
Total                                                      1,540            7.2         $   16.67               659      $    9.88
                                                       =========                                          =========
Aggregate intrinsic value of
  exercisable options at
  April 30, 2006                                   $16.0 million


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

9. Restatement of Financial Statements

      The Company has restated its consolidated financial statements for the quarters ended April 30, 2006, and 2005 to correct for errors in recording interests in securitized assets, securitization income and related income tax impacts that were incorrectly accounted for under U.S. generally accepted accounting principles, specifically covered by Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and Emerging Issues Task Force ("EITF") No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets.

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

      The information contained in the financial statements and notes thereto reflect the adjustments described herein and the modified retrospective application transition of the adoption of SFAS No. 123R (see Note 1) and does not reflect events occurring after June 1, 2006, the date of the original filing of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2006, or modify or update those disclosures that have been affected by subsequent events.

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

      The following table sets forth the effects of the adjustments on Net Income for the quarters ended April 30, 2005 and 2006.


Increase in Net Income


                                                       Quarters ended April 30,
                                                       -----------------------
(Dollars in thousands)                                   2005           2006
                                                       --------       --------
As Previously Reported net income                      $  9,582       $ 11,378

Securitization income                                       387          1,100
Selling, general and administrative expense                  --           (220)
Provision for bad debts                                      53             --
Income tax provision                                       (154)          (309)
                                                       --------       --------
      Total adjustment                                      286            571
                                                       --------       --------

Restated net income                                    $  9,868       $ 11,949
                                                       ========       ========
Percent change                                              3.0%           5.0%

      The following tables set forth the effects of the restatement adjustments on affected line items within our previously reported Consolidated Statement of Operations for the quarters ended April 30, 2005 and 2006, Consolidated Balance Sheets as of January 31, 2006 and April 30, 2006, and Consolidated Statements of Cash Flows for the quarters ended April 30, 2005 and 2006.


                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                             Quarters ended April 30,
                                ------------------------------------------------
                                            2005                      2006
                                -------------------------- ---------------------
                                    As                         As
                                 Previously                Previously
                                  Reported        Restated  Reported    Restated
                                ------------    ---------- ----------   --------
Finance charges and other           $ 19,229     $ 18,985   $ 20,410    $ 20,483
Total revenues                       158,163      157,919    192,115     192,188
Provision for bad debts                1,152          468      1,070          43
Total cost and expenses              142,039      142,349    174,808     174,001
Operating income                      15,124       15,570     17,307      18,187
Income before income taxes            14,769       15,209     17,524      18,404
Total provision for income taxes       5,187        5,341      6,146       6,455
Net Income                             9,582        9,868     11,378      11,949
Earnings per share
  Basic                             $   0.41     $   0.42   $   0.48    $   0.51
  Diluted                           $   0.40     $   0.42   $   0.47    $   0.49

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


                                  Conn's, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                    January 31, 2006               April 30, 2006
                                             -----------------------------  -----------------------------
                                               As Previously                 As Previously
                                                 Reported        Restated      Reported         Restated
                                             ---------------    ----------  --------------     ----------
Interests in securitized assets                  $123,449         $139,282      $122,056         $139,022
Deferred income taxes                               4,971               --         3,518               --
Total current assets                              275,129          285,991       268,417          281,865
Total assets                                      342,296          353,158       340,011          353,459

Accrued expenses                                   17,380           17,380        16,842           17,062
Income taxes payable                                8,794            8,794         5,679            5,602
Deferred income taxes                                 757            1,343           906            3,334
Total current liabilities                          95,332           95,918        79,649           82,220
Accumulated other comprehensive income              8,004           10,492         8,483           11,001
Retained earnings                                 148,318          156,106       159,696          168,055
Total stockholders' equity                        245,585          255,861       258,967          269,844
Total liabilities and stockholders' equity       $342,296         $353,158      $340,011         $353,459


                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 Quarters Ended April 30,
                                                -----------------------------------------------------
                                                          2005                      2006
                                                -------------------------  --------------------------
                                                As Previously  Restated    As Previously   Restated
                                                -------------  ----------  -------------  -----------
Cash flows from operating activities
Net income                                         $  9,582      $  9,868    $ 11,378    $ 11,949
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for bad debts                               1,152           521       1,070          43
Accretion from interests in securitized assets       (3,606)       (4,897)     (3,407)     (5,131)
Provision for deferred income taxes                  (2,355)       (2,202)        983       1,369
Change in operating assets and liabilities:
Accounts receivable                                   1,894         3,376         912       2,563

In addition, the restatement also resulted in changes to the Consolidated Statements of Stockholders' Equity and Notes 1, 2 and 3.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Restated)

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

      On September 8, 2006, we concluded that our consolidated financial statements for the years ended January 31, 2006, 2005 and 2004 as well as the selected financial data for the years ended January 31, 2006, 2005, 2004, 2003, and July 31, 2001, the six months ended January 31, 2002 and the twelve months ended January 31, 2002, and for the quarters ended April 30, 2006 and 2005 should be restated to correct for errors in recording interests in securitized assets, securitization income and related income tax impacts that were incorrectly accounted for under U.S. generally accepted accounting principles, specifically covered by Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and Emerging Issues Task Force ("EITF") No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets. The following discussion has been updated, as appropriate, to reflect the changes to our financial statements. See Note 9 to the financial statements for discussion of the impacts on the financial statements.

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

Executive Overview

      This narrative is intended to provide an executive level overview of our operations for the three months ended April 30, 2006. A detailed explanation of the changes in our operations for these periods as compared to the prior year is included in Results of Operations. As explained in that section, our pretax income for the quarter ended April 30, 2006 increased approximately 21.0%, primarily as a result of higher revenues and gross margin dollars, lower selling, general and administrative expenses as a percentage of revenues and lower interest (income) expense. Some of the more specific issues that impacted our operating and pretax income are:

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

      o Our gross margin for the quarter decreased from 35.3% to 33.8% for the three months ended April 30, 2006 when compared to the same period in the prior year. This occurred primarily as a result of a change in our revenue mix as Product sales, which yielded a 20.7% gross margin in both periods, grew faster than higher margin Service revenues and Finance charges and other.

      o Finance charges and other grew 7.9%, which is a slower pace than Product sales as:

      o service maintenance agreement retrospective commissions decreased $0.7 million, due to a change in the commission structure resulting in higher front-end commissions, which are included in Net sales,

      o     insurance   commission  growth  of  2.7%  was  impacted  by  reduced
            insurance sales penetration, and

      o securitization income growth of 14.5% was impacted by a 65.7% increase in net credit losses due to higher than expected losses primarily as a result of the impact of Hurricane Rita on our credit operations. We recorded a portion of the losses against the special reserves which were provided in the quarter ended October 31, 2005. As of April 30, 2006, $0.3 million remains in the special reserve for our estimate of the remaining expected losses caused by the impact of Hurricane Rita.

      o Operating margin also decreased from 9.9% to 9.5% for the three months ended April 30, 2006 when compared to the same period in the prior year due to reduced gross margin that was partially offset by our ability to reduce Selling, general and administrative (SG&A) expenses as a percent of revenues. During the three months ended April 30, 2006, we decreased SG&A expense as a percent of revenues to 24.3% from 25.1% when compared to the prior year, primarily from decreases in payroll and payroll related expenses and net advertising expense as a percent of revenues.

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

      Our credit portfolio delinquency and charge-off statistics were negatively impacted by the effects of the hurricanes that hit the Gulf Coast during August and September of 2005, and the bankruptcy law change in October 2005. Non-storm factors that may have affected delinquencies and charge-offs include the impact of higher gasoline prices or higher interest rates on our customers and our internal collection efforts. However, as predicted, the delinquency performance of the credit portfolio continues to improve and is currently performing within the range of our historical results during the past four years. See detail information regarding the delinquency status of the credit portfolio in Note 3 to the financial statements.

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

      Transfers of Financial Assets. We transfer customer receivables to the QSPE that issues asset-backed securities to third party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. As we transfer the accounts, we record an asset representing the interest only strip which is the difference between the interest earned on customer accounts and the cost associated with financing and servicing the transferred accounts, including a provision for bad debts associated with the transferred accounts (on a revolving pool basis) discounted to a market rate of interest. The gain or loss recognized on these transactions is based on our best estimates of key assumptions, including forecasted credit losses based on actual portfolio experience over the past twelve months, payment rates, forward yield curves, costs of servicing the accounts and appropriate discount rates. The use of different estimates or assumptions could produce different financial results. For example, if we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), our interest in securitized assets would have been reduced by $5.6 million as of April 30, 2006, which may have an adverse effect on earnings. We recognize income from our interest in these transferred accounts as gains on the transfer of the asset, interest income and servicing fees. This income is recorded as Finance charges and other in our consolidated statements of operations. If the assumption used for estimating credit losses were changed by 0.5% from 3.0% to 3.5%, the impact to recorded Finance charges and other would have been a reduction in revenues and pretax income of $2.1 million.

      Deferred Taxes. We have net deferred tax liabilities (approximately $1.4 million as of April, 2006). If we had assumed that the future tax rate at which these deferred items would reverse was 50 basis points higher than currently anticipated, we would have increased the net deferred tax liability and decreased net income by approximately $20,000.

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

Results of Operations

      The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

                                                                 Three Months Ended
                                                                      April 30,
                                                                  ----------------
                                                                    2005      2006
                                                                  -------    -----
Revenues:
   Product sales                                                     80.6%    82.5%
   Service maintenance agreement commissions (net)                    4.4      4.1
   Service revenues                                                   3.0      2.7
                                                                  -------    -----
     Total net sales                                                 88.0     89.3
   Finance charges and other                                         12.0     10.7
                                                                  -------    -----
          Total revenues                                            100.0    100.0
Costs and expenses:

   Cost of goods sold, including warehousing and occupancy cost      63.9     65.4
   Cost of parts sold, including warehousing and occupancy cost       0.8      0.8
   Selling, general and administrative expense                       25.1     24.3
   Provision for bad debts                                            0.3      0.0
                                                                  -------    -----
          Total costs and expenses                                   90.1     90.5
                                                                  -------    -----
   Operating income                                                   9.9      9.5
   Interest (income) expense, net                                     0.3     (0.1)
   Other (income) expense, net                                        0.0      0.0
                                                                  -------    -----
   Income before income taxes                                         9.6      9.6
   Provision for income taxes                                         3.4      3.4
                                                                  -------    -----
   Net income                                                         6.2%     6.2%
                                                                  =======    =====


      The table above identifies several changes in our operations for the current quarter, including changes in revenue and expense categories expressed as a percentage of revenues. These changes are discussed in the Executive Overview and in more detail in the discussion of operating results beginning in the analysis below.

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

Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005

      Revenues. Total revenues increased by $34.3 million, or 21.7%, from $157.9 million for the three months ended April 30, 2005 to $192.2 million for the three months ended April 30, 2006. The increase was attributable to increases in net sales of $32.8 million, or 23.6%, and $1.5 million, or 7.9%, in finance charges and other revenue.

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

                                         Three Months Ended April,
                                --------------------------------------
                                       2005                 2006
                                ------------------  ------------------
                                                                        Percent
      Category                   Amount     Percent  Amount    Percent  Increase
                                --------    -------  -------   -------  ----------

Major home appliances           $ 46,601      33.4% $ 61,864     36.0%   32.8%        (1)
Consumer electronics              43,654      31.4    53,636     31.2    22.9         (2)
Track                             22,741      16.4    23,206     13.5     2.0         (3)
Delivery                           2,023       1.5     2,872      1.7    42.0         (4)
Lawn and garden                    5,283       3.8     5,116      3.0    (3.2)        (5)
Mattresses                         2,907       2.1     5,096      3.0    75.3         (6)
Furniture                          2,996       2.2     5,405      3.2    80.4         (7)
Other                              1,070       0.8     1,314      0.8    22.8         (2)
                                --------     -----   -------    -----
     Total product sales         127,275      91.6   158,509     92.4    24.5
Service maintenance agreement
commissions                        6,884       5.0     7,967      4.6    15.7
Service revenues                   4,775       3.4     5,229      3.0     9.5
                                --------     -----   -------    -----
     Total net sales            $138,934     100.0% $171,705    100.0%   23.6%
                                ========     =====   =======    =====

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

      Revenue from Finance charges and other increased by approximately $1.5 million, or 7.9%, from $19.0 million for the three months ended April 30, 2005 to $20.5 million for the three months ended April 30, 2006. It grew at a slower pace than the 24.5% increase in product sales due primarily to a $0.7 million decrease in service maintenance agreement retrospective commissions, an increase in insurance commissions of 2.7% and an increase in securitization income of $1.9 million, or 14.5%. Securitization income was impacted primarily by a 65.7% increase in net credit losses in the quarter ended April 30, 2006 as compared to the quarter ended April 30, 2005. The increased net credit losses were due to higher than expected losses primarily as a result of the impact of Hurricane Rita on our credit operations. We recorded a portion of the losses against the special reserves that were provided in the quarter ended October 31, 2005. As of April 30, 2006, $0.3 million remains in the special reserves for our estimate of the remaining expected losses caused by the impact of Hurricane Rita. The securitization income increases are attributable to higher product sales and increases in our retained interest in assets transferred to the QSPE, due primarily to increases in the transferred balances.

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

      Selling, General and Administrative Expense. While Selling, general and administrative expense increased by $6.9 million, or 17.4%, from $39.7 million for the three months ended April 30, 2005 to $46.6 million for the three months ended April 30, 2006, it decreased as a percentage of total revenue from 25.1% to 24.3%. The decrease in expense as a percentage of total revenues resulted primarily from decreased payroll and payroll related expenses and net advertising expense, as a percent of revenues. We adopted SFAS No. 123R, Share-Based Payment, during the quarter ended April 30, 2006. The adoption resulted in expenses totaling $0.4 million being recorded to SG&A during the quarter ended April 30, 2006 as compared to $0.3 million being recorded in the quarter ended April 30, 2005.

      Provision for Bad Debts. The provision for bad debts on non-credit portfolio receivables and credit portfolio receivables retained by the Company and not transferred to the QSPE decreased by $425,000, or 90.8%, during the three months ended April 30, 2006 as compared to the three months ended April 30, 2005, primarily as a result of changes in the loss history and provision adjustments, based on favorable loss experience during the last twelve months. See Note 3 to the financial statements for information regarding the performance of the credit portfolio.

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

      Provision for Income Taxes. The provision for income taxes increased by $1.1 million, or 20.8%, from $5.3 million for the three months ended April 30, 2005 to $6.4 million for the three months ended April 30, 2006, consistent with the increase in pretax income of 21.0%. Due to the implementation of SFAS 123R, we expect our effective tax rate to increase to between 35.5% and 36.0%.

      Net Income. As a result of the above factors, Net income increased $2.0 million, or 21.1%, from $9.9 million for the three months ended April 30, 2005 to $11.9 million for the three months ended April 30, 2006.

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

      A summary of the significant financial covenants that govern our bank credit facility compared to our actual compliance status at April 30, 2006, is presented below:

                                                                                                         Required
                                                                                                         Minimum/
                                                                                      Actual             Maximum
                                                                                 ------------------ -------------------
Debt service coverage ratio must exceed required minimum                           4.50 to 1.00        2.00 to 1.00
Total adjusted leverage ratio must be lower than required maximum                  1.45 to 1.00        3.00 to 1.00
Consolidated net worth must exceed required minimum                                $258.8 million     $154.8 million
Charge-off ratio must be lower than required maximum                               0.03 to 1.00        0.06 to 1.00
Extension ratio must be lower than required maximum                                0.02 to 1.00        0.05 to 1.00
Thirty-day delinquency ratio must be lower than required maximum                   0.08 to 1.00        0.13 to 1.00


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

      A summary of the significant financial covenants that govern the Series A variable funding note compared to actual compliance status at April 30, 2006, is presented below:

                                                                      Required
                                                                      Minimum/
                                                    As reported       Maximum
                                                   ------------- ---------------
Issuer interest must exceed required minimum       $43.1 million   $45.6 million
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


                              [FLOW CHART OMITTED]


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

Item 4.  Controls and Procedures

      An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this quarterly report. Based on that evaluation, in our Quarterly Report on Form 10-Q filed on June 1, 2006, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. Subsequently, management identified a material weakness in internal control over financial reporting that led to a restatement of the consolidated financial statements, as discussed below.

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

      As a result of the error discussed above and the resulting restatement, management has concluded that a material weakness in its internal controls over financial reporting existed as of April 30, 2006. Specifically, controls were not operating effectively to ensure that the proper accounting and corresponding consolidated financial statement presentation of securitization income and the fair value of interests in securitized assets was consistent with SFAS No. 140. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at April 30, 2006.

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

      As previously reported, there were no changes in internal controls over financial reporting during the quarter ended April 30, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to April 30, 2006, we discovered the material weakness described above and took the remedial actions described.

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

Date: September 15, 2006

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

10.1 Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).(t)

10.1.1 Amendment to the Conn's, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Conn's Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004).(t)

10.1.2   Form of Stock  Option  Agreement  (incorporated  herein by reference to
         Exhibit 10.1.2 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).(t)

10.2 2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)as filed with the Securities and Exchange Commission on September 23, 2003).(t)

10.2.1   Form of Stock  Option  Agreement  (incorporated  herein by reference to
         Exhibit 10.2.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).(t)

10.3     Employee  Stock  Purchase  Plan  (incorporated  herein by  reference to
         Exhibit 10.3 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).(t)

10.4 Conn's 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to Conn's, Inc. registration statement on Form S-1
         (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).(t)

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

10.14.2 Second Amendment to Servicing Agreement dated November 28, 2005, by and among Conn Funding II, L.P., as 10.14.2 Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.2 to Conn's, Inc. Form 10-Q for the quarterly period ended October 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 1, 2005).

10.15 Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.15 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).(t)

10.15.1 First Amendment to Executive Employment Agreement between Conn's, Inc. and Thomas J. Frank, Sr., Approved by the stockholders May 26, 2005 (incorporated herein by reference to Exhibit 10.15.1 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2005 (file No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2005).(t)

10.16 Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).(t)

10.17 2007 Bonus Program (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on March 30, 2006).(t)

10.18    Description  of   Compensation   Payable  to   Non-Employee   Directors
         (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on June 2, 2005).(t)

10.19 Dealer Agreement between Conn Appliances, Inc. and Voyager Service Programs, Inc. effective as of January 1, 1998 (incorporated herein by reference to Exhibit 10.19 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.19.1 Amendment #1 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.19.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.19.2 Amendment #2 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.19.2 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.19.3 Amendment #3 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.19.3 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.19.4 Amendment #4 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.19.4 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.20 Service Expense Reimbursement Agreement between Affiliates Insurance Agency, Inc. and American Bankers Life Assurance Company of Florida, American Bankers Insurance Company Ranchers & Farmers County Mutual Insurance Company, Voyager Life Insurance Company and Voyager Property and Casualty Insurance Company effective July 1, 1998 (incorporated herein by reference to Exhibit 10.20 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.20.1 First Amendment to Service Expense Reimbursement Agreement by and among CAI, L.P., Affiliates Insurance Agency, Inc., American Bankers Life Assurance Company of Florida, Voyager Property & Casualty Insurance Company, American Bankers Life Assurance Company of Florida, American Bankers Insurance Company of Florida and American Bankers General Agency, Inc. effective July 1, 2005 (incorporated herein by reference to Exhibit 10.20.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.21 Service Expense Reimbursement Agreement between CAI Credit Insurance Agency, Inc. and American Bankers Life Assurance Company of Florida, American Bankers Insurance Company Ranchers & Farmers County Mutual Insurance Company, Voyager Life Insurance Company and Voyager Property and Casualty Insurance Company effective July 1, 1998 (incorporated herein by reference to Exhibit 10.21 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.21.1 First Amendment to Service Expense Reimbursement Agreement by and among CAI Credit Insurance Agency, Inc., American Bankers Life Assurance Company of Florida, Voyager Property & Casualty Insurance Company, American Bankers Life Assurance Company of Florida, American Bankers Insurance Company of Florida, American Reliable Insurance Company, and American Bankers General Agency, Inc. effective July 1, 2005 (incorporated herein by reference to Exhibit 10.21.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.22 Consolidated Addendum and Amendment to Service Expense Reimbursement Agreements by and among Certain Member Companies of Assurant Solutions, CAI Credit Insurance Agency, Inc. and Affiliates Insurance Agency, Inc. effective April 1, 2004 (incorporated herein by reference to Exhibit
         10.22 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

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

(t)      Management contract or compensatory plan or arrangement.