Form 10-Q
period 2006-07-31
CONNS INC
filed 2006-09-15
CIK 1223389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006                                 Commission File Number 000-50421

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):
Large accelerated filer [ ]   Accelerated filer [x]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 13, 2006:


               Class                                             Outstanding
--------------------------------------                        ------------------
Common stock, $.01 par value per share                            23,697,318

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                                   Page No.

Item 1.       Financial Statements...........................................................................1

              Consolidated Balance Sheets as of January 31, 2006 and July 31, 2006...........................1

              Consolidated Statements of Operations for the three and six months ended
                  July 31, 2005 and 2006.....................................................................2

              Consolidated Statement of Stockholders' Equity for the six months ended
                  July 31, 2006..............................................................................3

              Consolidated Statements of Cash Flows for the six months ended
                  July 31, 2005 and 2006.....................................................................4

              Notes to Consolidated Financial Statements.....................................................5

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................................15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk....................................33

Item 4.       Controls and Procedures.......................................................................34

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.............................................................................34

Item 1A.      Risk Factors..................................................................................35

Item 4.       Submission of Matters to a Vote of Security Holders...........................................35

Item 5.       Other Information.............................................................................36

Item 6.       Exhibits......................................................................................36

SIGNATURE ..................................................................................................37

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                  Conn's, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
             (As Adjusted, see Note 1, and As Restated, see Note 8)


                                                                       January 31,       July 31,
                                                                          2006             2006
                                                                       -----------     -----------
                                                                                       (unaudited)
                                     Assets

Current assets
   Cash and cash equivalents ....................................      $    45,176     $    22,922
   Accounts receivable, net .....................................           23,542          30,390
   Interests in securitized assets ..............................          139,282         145,840
   Inventories ..................................................           73,987          79,642
   Prepaid expenses and other assets ............................            4,004           3,835
                                                                       -----------     -----------
      Total current assets ......................................          285,991         282,629
Non-current deferred income tax asset ...........................            2,464           3,280
Property and equipment
   Land .........................................................            6,671           8,945
   Buildings ....................................................            7,084           9,872
   Equipment and fixtures .......................................            9,612          11,960
   Transportation equipment .....................................            3,284           2,967
   Leasehold improvements .......................................           65,507          67,459
                                                                       -----------     -----------
      Subtotal ..................................................           92,158         101,203
   Less accumulated depreciation ................................          (37,332)        (42,115)
                                                                       -----------     -----------
      Total property and equipment, net .........................           54,826          59,088
Goodwill, net ...................................................            9,617           9,617
Debt issuance costs and other assets, net .......................              260             340
                                                                       -----------     -----------
       Total assets .............................................      $   353,158     $   354,954
                                                                       ===========     ===========
                      Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt ............................      $       136     $        --
   Accounts payable .............................................           40,920          37,470
   Accrued compensation and related expenses ....................           18,847           7,258
   Accrued expenses .............................................           17,380          18,213
   Income taxes payable .........................................            8,794             182
   Deferred income taxes ........................................            1,343           2,866
   Deferred revenues and allowances .............................            8,498           9,049
                                                                       -----------     -----------
      Total current liabilities .................................           95,918          75,038
Long-term debt ..................................................               --              --
Non-current deferred income tax liability .......................              903           1,031
Deferred gain on sale of property ...............................              476             393
Stockholders' equity
   Preferred stock ($0.01 par value, 1,000,000 shares authorized;
   none issued or outstanding) ..................................               --              --
   Common stock ($0.01 par value, 40,000,000 shares authorized;
     23,571,564 and 23,697,318 shares issued and outstanding
     at January 31, 2006 and July 31, 2006, respectively) .......              236             237
   Additional paid-in capital ...................................           89,027          91,299
   Accumulated other comprehensive income .......................           10,492          10,357
   Retained earnings ............................................          156,106         176,599
                                                                       -----------     -----------
      Total stockholders' equity ................................          255,861         278,492
                                                                       -----------     -----------
         Total liabilities and stockholders' equity .............      $   353,158     $   354,954
                                                                       ===========     ===========

See notes to consolidated financial statements.

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except earnings per share)
              (As Adjusted, See Note 1 and As Restated, See Note 8)

                                                         Three Months Ended              Six Months Ended
                                                               July 31,                       July 31,
                                                       2005             2006           2005             2006
                                                     ---------       ---------       ---------       ---------
Revenues
Product sales .................................      $ 130,867       $ 150,647       $ 258,142       $ 309,156
Service maintenance agreement commissions, net           7,848           7,063          14,732          15,030
Service revenues ..............................          5,134           5,927           9,909          11,156
                                                     ---------       ---------       ---------       ---------

    Total net sales ...........................        143,849         163,637         282,783         335,342
Finance charges and other .....................         20,711          18,567          39,696          39,050
                                                     ---------       ---------       ---------       ---------

    Total revenues ............................        164,560         182,204         322,479         374,392

Cost and expenses
   Cost of goods sold, including warehousing
    and occupancy costs .......................        103,579         119,756         204,496         245,485
   Cost of parts sold, including warehousing
    and occupancy costs .......................          1,236           1,389           2,461           2,954
Selling, general and administrative expense ...         44,950          48,425          84,689          95,089
Provision for bad debts .......................           (137)            390             331             433
                                                     ---------       ---------       ---------       ---------

    Total cost and expenses ...................        149,628         169,960         291,977         343,961
                                                     ---------       ---------       ---------       ---------

Operating income ..............................         14,932          12,244          30,502          30,431
Interest (income) expense, net ................             59            (187)            414            (371)
Other (income) expense, net ...................             28            (721)             34            (754)
                                                     ---------       ---------       ---------       ---------

Income before income taxes ....................         14,845          13,152          30,054          31,556
Provision for income taxes
  Current .....................................          5,564           5,247          13,107          10,333
  Deferred ....................................           (312)           (639)         (2,514)            730
                                                     ---------       ---------       ---------       ---------

    Total provision for income taxes ..........          5,252           4,608          10,593          11,063
                                                     ---------       ---------       ---------       ---------

Net income ....................................      $   9,593       $   8,544       $  19,461       $  20,493
                                                     =========       =========       =========       =========

Earnings per share
  Basic .......................................      $    0.41       $    0.36       $    0.83       $    0.87
  Diluted .....................................      $    0.40       $    0.35       $    0.81       $    0.84
Average common shares outstanding
  Basic .......................................         23,366          23,676          23,337          23,637
  Diluted .....................................         24,012          24,344          23,896          24,355

See notes to consolidated financial statements.

                                  Conn's, Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         Six Months Ended July 31, 2006
                                   (unaudited)
                    (in thousands except descriptive shares)
              (As Adjusted, See Note 1 and As Restated, See Note 8)

                                                                     Accum.
                                                                     Other
                                               Common Stock          Compre-     Additional
                                          -----------------------    hensive       Paid-in       Retained
                                            Shares      Amount       Income        Capital       Earnings        Total
                                          ---------- ------------------------- -------------- ------------- ---------------

Balance January 31, 2006..................   23,572        $ 236      $10,492       $ 89,027      $156,106       $ 255,861

Exercise of options to acquire
120,928 shares of common stock............      121            1                       1,212                         1,213

Issuance of 4,826 shares of
  common stock under
  Employee Stock Purchase Plan............        4                                      123                           123

Stock-based compensation..................                                               802                           802

Tax benefit from options exercised........                                               135                           135

Net income................................                                                          20,493          20,493

Adjustment of fair value of securitized
  assets (including tax benefit of
  $119), net of reclassficiation
  adjustments of $6,572 (net of
  tax of $3,697) .........................                               (135)                                        (135)
                                                                                                            ---------------
Total comprehensive income................                                                                          20,358
                                          ---------- ------------------------- -------------- ------------- ---------------
Balance July 31, 2006.....................   23,697        $ 237      $10,357       $ 91,299      $176,599       $ 278,492
                                          ========== ========================= ============== ============= ===============

See notes to consolidated financial statements.

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
              (As Adjusted, See Note 1 and As Restated, See Note 8)

                                                                                           Six Months Ended
                                                                                                July 31,
                                                                                       -----------------------
                                                                                         2005            2006
                                                                                       --------       --------
Cash flows from operating activities
Net income ......................................................................      $ 19,461       $ 20,493
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation ..................................................................         5,407          6,100
  Amortization ..................................................................          (131)          (214)
  Provision for bad debts .......................................................           384            433
  Stock-based compensation ......................................................           541            802
  Excess tax benefits from stock-based compensation .............................            --           (135)
  Discounts on promotional credit ...............................................           536            159
  Accretion from interests in securitized assets ................................        (9,439)       (10,269)
  Provision for deferred income taxes ...........................................        (2,514)           730
  Loss (Gain) from sale of property and equipment ...............................            34           (754)
  Loss from derivatives .........................................................            69             --
  Changes in operating assets and liabilities:
  Accounts receivable ...........................................................         2,358         (1,903)
  Inventory .....................................................................         1,500         (5,655)
  Prepaid expenses and other assets .............................................           778            169
  Accounts payable ..............................................................         6,598         (3,450)
  Accrued expenses ..............................................................         4,713        (10,756)
  Income taxes payable ..........................................................            --        (10,468)
  Deferred revenue and allowances ...............................................         1,101            709
                                                                                       --------       --------
Net cash provided by (used in) operating activities .............................        31,396        (14,009)
                                                                                       --------       --------
  Cash flows from investing activities
  Purchase of property and equipment ............................................        (9,964)       (11,858)
  Proceeds from sales of property ...............................................            13          2,250
                                                                                       --------       --------
Net cash used in investing activities ...........................................        (9,951)        (9,608)
                                                                                       --------       --------
  Cash flows from financing activities
  Proceeds from stock issued under employee benefit plans .......................         1,091          1,471
  Excess tax benefits from stock-based compensation .............................            --            135
  Borrowings under lines of credit ..............................................        41,900          8,000
  Payments on lines of credit ...................................................       (52,400)        (8,000)
  Increase in debt issuance costs ...............................................            --           (107)
  Payment of promissory notes ...................................................           (14)          (136)
                                                                                       --------       --------
Net cash provided by (used in) financing activities .............................        (9,423)         1,363
                                                                                       --------       --------
  Net change in cash ............................................................        12,022        (22,254)
  Cash and cash equivalents
  Beginning of the year .........................................................         7,027         45,176
                                                                                       --------       --------
End of period ...................................................................      $ 19,049       $ 22,922
                                                                                       ========       ========

See notes to consolidated financial statements.

                                  Conn's , Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  July 31, 2006

1.  Summary of Significant Accounting Policies

    Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007. The financial statements should be read in conjunction with the Company's (as defined below) audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A filed on September 15, 2006.

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

    The Company enters into securitization transactions to sell its retail installment and revolving customer receivables. These securitization transactions are accounted for as sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities because the Company has relinquished control of the receivables. Additionally, the Company has transferred such receivables to a qualifying special purpose entity ("QSPE"). Accordingly, neither the transferred receivables nor the accounts of the QSPE are included in the consolidated financial statements of the Company. The Company's retained interest in the transferred receivables is valued on a revolving pool basis.

    Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                  Conn's , Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                                Three Months Ended               Six Months Ended
                                                                      July 31,                        July 31,
                                                            ----------------------------------------------------------
                                                               2005            2006            2005            2006
                                                            ----------      ----------      ----------      ----------
Common stock outstanding, beginning of period ........      23,351,044      23,665,335      23,267,596      23,571,564
Weighted average common stock issued in stock
option exercises .....................................          13,699           9,852          67,066          63,465
Weighted average common stock issued to employee
stock purchase plan ..................................           1,040             958           2,451           1,896
                                                            ----------      ----------      ----------      ----------
Shares used in computing basic earnings per share.....      23,365,783      23,676,145      23,337,113      23,636,925
Dilutive effect of stock options, net of assumed
repurchase of treasury stock .........................         646,522         667,915         558,719         718,347
                                                            ----------      ----------      ----------      ----------

Shares used in computing diluted earnings per share...      24,012,305      24,344,060      23,895,832      24,355,272
                                                            ==========      ==========      ==========      ==========


    Goodwill. Goodwill represents the excess of purchase price over the fair market value of net assets acquired. The Company assesses the potential future impairment of goodwill on an annual basis, or at any other time when impairment indicators exist. The Company concluded at January 31, 2006 and July 31, 2006 that no impairment of goodwill existed.

    Stock-Based Compensation. On February 1, 2006, the Company adopted SFAS No. 123R, Stock-Based Payment, using the modified retrospective application transition. Under the modified retrospective application transition, all prior period financial statements have been adjusted to give effect to the fair-value-based method of accounting for stock-based compensation. The adoption of this statement impacted the financial statements presented as follows:

o For the three months ended July 31, 2005 and 2006, Income before income taxes was reduced by $0.3 million and $0.4 million, respectively. For the six months ended July 31, 2005 and 2006, Income before income taxes was reduced by $0.5 million and $0.8 million, respectively.
o For the three months ended July 31, 2005 and 2006, Net income was reduced by $0.2 million and $0.3 million, respectively. For the six months ended July 31, 2005 and 2006, Net income was reduced by $0.4 million and $0.7 million, respectively.
o For the three months ended July 31, 2005 and 2006, Basic earnings per share was reduced by $.01 and $.01, respectively. For the six months ended July 31, 2005 and 2006, Basic earnings per share was reduced by $.02 and $.03, respectively.
o For the three months ended July 31, 2005 and 2006, Diluted earnings per share was reduced by $.01 and $.01, respectively. For the six months ended July 31, 2005 and 2006, Diluted earnings per share was reduced by $.02 and $.03, respectively.
o For the six months ended July 31, 2005 and 2006, Cash flows from operating activities were reduced by, and Cash flows from investing activities were increased by, $0.0 and $0.1 million, respectively.
o As of January 31, 2006, the Current deferred income tax asset increased $0.3 million, Additional paid-in capital increased $2.0 million and Retained earnings decreased $1.7 million.

    For post-IPO stock option grants, the Company has used the Black-Scholes model to determine fair value. Stock-based compensation expense is recorded, net of estimated forfeitures, on a straight-line basis over the vesting period of the applicable grant. Prior to the IPO, the value of the options issued was estimated using the minimum valuation option-pricing model. Since the minimum valuation option-pricing model does not qualify as a fair value pricing model under FAS 123R, the Company follows the intrinsic value method of accounting for stock-based compensation to employees for these grants, as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. If compensation expense for the Company's stock options granted prior to the IPO had been recognized using the fair value method of accounting under SFAS No. 123, net income

                                  Conn's , Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


available for common stockholders for the three months ended July 31, 2005 and 2006 would have decreased by 1.1% and 0.6%, respectively. Net income available for common stockholders for the six months ended July 31, 2005 and 2006 would have decreased by 1.1% and 0.5%, respectively. The following table presents the impact to earnings per share as if the Company had adopted the fair value recognition provisions of SFAS No. 123 (dollars in thousands except per share data):

                                                                  Three Months Ended               Six Months Ended
                                                                        July 31,                        July 31,
                                                              -----------------------------------------------------------
                                                                 2005            2006            2005             2006
                                                              ---------       ---------       ----------       ----------
Net income available for common stockholders as reported      $   9,593       $   8,544       $   19,461       $   20,493
Add: Stock-based compensation recorded, net of tax .....            227             339              448              662
Less: Stock-based compensation, net of tax
for all awards .........................................           (330)           (387)            (654)            (759)
                                                              ---------       ---------       ----------       ----------
Pro forma net income ...................................      $   9,490       $   8,496       $   19,255       $   20,396
                                                              =========       =========       ==========       ==========
Earnings per share-as reported:
Basic ..................................................      $    0.41       $    0.36       $     0.83       $     0.87
Diluted ................................................      $    0.40       $    0.35       $     0.81       $     0.84
Pro forma earnings per share:
Basic ..................................................      $    0.41       $    0.36       $     0.83       $     0.86
Diluted ................................................      $    0.40       $    0.35       $     0.81       $     0.84

    As of July 31, 2006, the total compensation cost related to non-vested awards not yet recognized totaled $4.9 million and is expected to be recognized over a weighted average period of 3.5 years.

    Application of APB 21 to Promotional Credit Programs that Exceed One Year in
Duration: The Company offers promotional credit payment plans, on certain products, that extend beyond one year. In accordance with APB 21, Interest on Receivables and Payables, such sales are discounted to their fair value resulting in a reduction in sales and receivables and the amortization of the discount amount over the term of the deferred interest payment plan. The difference between the gross sale and the discounted amount is reflected as a reduction of Product sales in the consolidated statements of operations and the amount of the discount being amortized in the current period is recorded in Finance charges and other. For the three months ended July 31, 2005 and 2006, Product sales were reduced by $1.0 million and $0.7 million, respectively, and Finance charges and other was increased by $0.6 million and $0.8 million, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount. For the six months ended July 31, 2005 and 2006, Product sales were reduced by $1.6 million and $1.6 million, respectively, and Finance charges and other was increased by $1.1 million and $1.5 million, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount.

    Texas Tax Law Changes. On May 18, 2006, the Governor of Texas signed a tax bill that modified the existing franchise tax, with the most significant change being the replacement of the existing base with a tax based on margin. Taxable margin is generally defined as total federal tax revenues minus the greater of
(a) cost of goods sold or (b) compensation. The tax rate to be paid by retailers and wholesalers is 0.5% on taxable margin. This will result in an increase in taxes paid by the Company, as franchise taxes paid have totaled less than $50,000 per year for the last several years. Partially offsetting this increase is a reduction in property tax rates that will be phased in during the 2006 and 2007 property tax years.

    The tax changes impacted earnings beginning in this quarter. For the quarter and six months ended July 31, 2006, the Company accrued, net of federal tax benefit, $118,000 in additional tax liability and recorded approximately $29,000 in deferred tax assets as a result of the new margin tax.

                                  Conn's , Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

    Reclassifications. Certain reclassifications have been made in the prior year's financial statements to conform to current year's presentation. Specifically, Other (income) expense, which consists of (gain) loss on sales of property and equipment, is now separately detailed. Previously these amounts were included in Selling, general and administrative expense. Additionally, the impact of the cancellation of insurance policies on charged-off receivables, which were previously included in the Provision for bad debts on the consolidated statements of operations, are now reported as a reduction of Insurance commissions, which is included in Finance charges and other.

2.   Supplemental Disclosure of Revenue and Comprehensive Income

    The following is a summary of the classification of the amounts included as Finance charges and other for the three and six months ended July 31, 2005 and 2006 (in thousands):

                                                      Three Months Ended            Six Months Ended
                                                            July 31,                      July 31,
                                                 ----------------------------- ----------------------------
                                                     2005            2006          2005           2006
                                                 --------------  ------------- -------------  -------------
Securitization income (1) .................           $ 14,994       $ 13,274       $28,299       $ 28,511
Income from receivables not sold ..........                304            323           584            658
Insurance commissions .....................              4,227          4,729         8,382          8,995
Other .....................................              1,186            241         2,431            886
                                                 --------------  ------------- -------------  -------------
Finance charges and other .................           $ 20,711       $ 18,567       $39,696       $ 39,050
                                                 ==============  ============= =============  =============

(1) Due to the expectation of higher credit losses during the next six months, resulting primarily from disruption to our credit operations as a result of Hurrican Rita, a $1.5 million impairment charge was recorded in Securitization income during the three months ended July 31, 2006. The impairment charge was based on an estimated average credit charge-off rate of 3.6% over the next six months. The charge-off rate used in the valuation of the interest in securitized assets is expected to return to the level of the historical 3.0% charge-off rate assumption at the beginning of the next fiscal year.

      The components of total comprehensive income for the three and six months ended July 31, 2005 and 2006 are presented in the table below (in thousands):

                                                       Three Months Ended            Six Months Ended
                                                            July 31,                     July 31,
                                                  ----------------------------  ---------------------------
                                                      2005           2006          2005           2006
                                                  -------------  -------------  ------------  -------------
Net income .....................................      $  9,593        $ 8,544       $19,461        $20,493
Unrealized gain on derivative instruments ......             -              -           246              -
Taxes on unrealized gain on derivatives ........             -              -           (86)             -
Adjustment of fair value of securitized assets .         2,443           (789)        1,034            (16)
Taxes on adjustment of fair value ..............          (857)           145          (363)          (119)
                                                  -------------  -------------  ------------  -------------
Total comprehensive income .....................      $ 11,179        $ 7,900       $20,292        $20,358
                                                  =============  =============  ============  =============

                                  Conn's , Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. Supplemental Disclosure Regarding Managed Receivables

    The following tables present quantitative information about the receivables portfolios managed by the Company (in thousands):

                                            Total Principal Amount of    Principal Amount 60 Days
                                                    Receivables            or More Past Due (1)
                                              ----------------------      ----------------------
                                             January 31,    July 31,     January 31,     July 31,
                                                2006          2006          2006          2006
                                              --------      --------      --------      --------
Primary portfolio:
           Installment .................      $380,603      $369,611      $ 24,934      $ 20,127
           Revolving ...................        41,046        43,793         1,095           959
                                              --------      --------      --------      --------
Subtotal ...............................       421,649       413,404        26,029        21,086
Secondary portfolio:
           Installment .................        98,072       117,268         9,508         9,693
                                              --------      --------      --------      --------
Total receivables managed ..............       519,721       530,672        35,537        30,779
Less receivables sold ..................       509,681       520,256        33,483        29,263
                                              --------      --------      --------      --------
Receivables not sold ...................        10,040        10,416      $  2,054      $  1,516
                                                                          ========      ========
Non-customer receivables ...............        13,502        19,974
                                              --------      --------
          Total accounts receivable, net      $ 23,542      $ 30,390
                                              ========      ========

(1) Amounts are based on end of period balances. The principal amount 60 days or more past due relative to total receivables managed is not necessarily indicative of relative balances expected at other times during the year due to seasonal fluctuations in delinquency.

                                             Average Balances           Credit Charge-offs (1)
                                      ------------------------------- ----------------------------
                                            Three Months Ended            Three Months Ended
                                                 July 31,                      July 31,
                                      ------------------------------- ----------------------------
                                           2005            2006           2005           2006
                                      --------------- --------------- -------------  -------------
 Primary portfolio:
            Installment ...........        $ 344,728       $ 368,939
            Revolving .............           33,237          43,541
                                      --------------- ---------------
 Subtotal .........................          377,965         412,480       $ 2,539        $ 4,225
 Secondary portfolio:
            Installment ...........           80,632         113,821           444            830
                                      --------------- --------------- -------------  -------------
 Total receivables managed ........          458,597         526,301         2,983          5,055
 Less receivables sold ............          449,081         515,865         2,801          4,874
                                      --------------- --------------- -------------  -------------
 Receivables not sold .............        $   9,516       $  10,436       $   182        $   181
                                      =============== =============== =============  =============

(1) Amounts represent total loan charge-offs, net of recoveries, on total receivables. The increased level of credit losses is primarily a result of the impact on our credit operations of Hurricane Rita that hit the Gulf Coast during September 2005.

                                  Conn's , Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              Average Balances           Credit Charge-offs (1)
                                       ------------------------------- ----------------------------
                                              Six Months Ended              Six Months Ended
                                                  July 31,                      July 31,
                                       ------------------------------- ----------------------------
                                            2005            2006           2005           2006
                                       --------------- --------------- -------------  -------------
 Primary portfolio:
            Installment ...........         $ 338,315       $ 371,493
            Revolving .............            32,025          42,957
                                       --------------- ---------------
 Subtotal .........................           370,340         414,450       $ 5,110        $ 7,875
 Secondary portfolio:
            Installment ...........            77,679         109,102           851          1,858
                                       --------------- --------------- -------------  -------------
 Total receivables managed ........           448,019         523,552         5,961          9,733
 Less receivables sold ............           438,533         513,144         5,532          9,399
                                       --------------- --------------- -------------  -------------
 Receivables not sold .............         $   9,486       $  10,408       $   429        $   334
                                       =============== =============== =============  =============

(1) Amounts represent total loan charge-offs, net of recoveries, on total receivables. The increased level of credit losses is primarily a result of the impact on our credit operations of Hurricane Rita that hit the Gulf Coast during September 2005.

4. Fair Value of Derivatives

    The Company held interest rate swaps and collars with notional amounts totaling $20.0 million, which expired on April 15, 2005, and were held for the purpose of hedging against variable interest rate risk, primarily related to cash flows from the Company's interest-only strip as well as variable rate debt.

    In fiscal 2004, hedge accounting was discontinued for the $20.0 million of swaps. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at the time hedge accounting was discontinued, the Company began to recognize changes in fair value of the swaps as a reduction to interest expense and to amortize the amount of accumulated other comprehensive loss related to those derivatives as interest expense over the period that the forecasted transactions affected the consolidated statements of operations. As the swaps expired on April 15, 2005, there was no financial statement impact during the three months ended July 31, 2005 and 2006. During the six months ended July 31, 2005 and 2006, the Company reclassified $246,000 and $0, respectively, of losses previously recorded in accumulated other comprehensive income into the consolidated statements of operations and recorded $177,000 and $0, respectively, of interest reductions in the consolidated statements of operations because of the change in fair value of the swaps.

5. Debt and Letters of Credit

    At July 31, 2006, the Company had $48.6 million of its $50 million revolving credit facility available for borrowings. The amounts utilized under the revolving credit facility reflected $1.4 million related to letters of credit issued. Additionally, there were no amounts outstanding under a short-term revolving bank agreement that provides up to $8.0 million of availability on an unsecured basis. This unsecured facility matures in June 2007 and has a floating rate of interest, based on Prime, which equaled 7.75% at July 31, 2006.

    The Company utilizes unsecured letters of credit to secure a portion of the QSPE's asset-backed securitization program, deductibles under the Company's property and casualty insurance programs and international product purchases. At both January 31, 2006 and July 31, 2006, the Company had outstanding unsecured letters of credit of $13.0 million. These letters of credit were issued under the three following facilities:

                                  Conn's , Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


o The Company has a $5.0 million sublimit provided under its revolving line of credit for stand-by and import letters of credit. At July 31, 2006, $1.4 million of letters of credit were outstanding and callable at the option of the Company's property and casualty insurance carrier if the Company does not honor its requirement to fund deductible amounts as billed under its insurance program.

o The Company has arranged for a $10.0 million stand-by letter of credit to provide assurance to the trustee of the asset-backed securitization program that funds collected by the Company, as the servicer, would be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year and expires in August 2006. The Company plans to renew this letter of credit and increase the amount to $20.0 million in September, 2006.

o The Company obtained a $3.0 million commitment for trade letters of credit to secure product purchases under an international arrangement. At July 31, 2006, there was $1.6 million outstanding under this commitment. The letter of credit commitment has a term of one year and expires in May 2007. No letter of credit issued under this commitment can have an expiration date more than 180 days after the commitment expiration date.

    The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which total $18.0 million as of July 31, 2006.

6. Stock-Based Compensation

    The Company originally approved an Incentive Stock Option Plan that provides for a pool of up to 3.5 million options to purchase shares of the Company's common stock. Such options are to be granted to various officers and employees at prices equal to the market value on the date of the grant. The options vest over three or five year periods (depending on the grant) and expire ten years after the date of grant. As part of the completion of the IPO, the Company amended the Incentive Stock Option Plan to provide for a total available pool of 2,559,767 options, adopted a Non-Employee Director Stock Option Plan that included 300,000 options, and adopted an Employee Stock Purchase Plan that reserved up to 1,267,085 shares of the Company's common stock to be issued. At the Company's annual meeting on May 31, 2006, amendments to the stock option plans were approved, which increased the shares available under the Incentive Stock Option Plan to 3,859,767 and increased the shares available under the Non-Employee Director Stock Option Plan to 600,000. On November 24, 2003, the Company issued six non-employee directors 240,000 total options to acquire the Company's stock at $14.00 per share. On June 3, 2004, the Company issued 40,000 options to acquire the Company's stock at $17.34 per share to a seventh non-employee director. At July 31, 2006, the Company had 320,000 options available for grant under the Non-Employee Director Stock Option Plan.

    The Employee Stock Purchase Plan is available to a majority of the employees of the Company and its subsidiaries, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the six month periods ended July 31, 2005 and 2006, the Company issued 5,820 and 4,826 shares of common stock, respectively, to employees participating in the plan, leaving 1,243,099 shares remaining reserved for future issuance under the plan as of July 31, 2006.

                                  Conn's , Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    A summary of the status of the Company's Incentive Stock Option Plan and the activity during the six months ended July 31, 2005 and 2006 is presented below (shares in thousands):

                                                                                  Six Months Ended July 31,
                                                                    -----------------------------------------------------
                                                                                2005                       2006
                                                                    --------------------------- -------------------------
                                                                                    Weighted                  Weighted
                                                                                    Average                    Average
                                                                                    Exercise                  Exercise
                                                                       Shares        Price        Shares        Price
                                                                    ------------- ------------- ------------ ------------
Outstanding, beginning of period ............................              1,666       $ 11.50        1,626      $ 16.31
Granted .....................................................                  -             -            -      $     -
Exercised ...................................................               (115)      $ (8.79)        (114)     $ (9.63)
Forfeited ...................................................                (41)      $(14.43)          (8)     $(19.25)
                                                                    -------------               ------------
Outstanding, end of period ..................................              1,510       $ 11.62        1,504      $ 16.79
                                                                    =============               ============
Options exercisable at end of period ........................                755                        729
Options available for grant .................................                726                      1,761
Intrinsic value of options exercised during the period ......        $1.2 million               $2.5 million



                                                                 Options Outstanding              Options Exercisable
                                                       ---------------------------------------- ------------------------
                                                                       Weighted
                                                          Shares       Average      Weighted      Shares      Weighted
                                                       Outstanding    Remaining      Average    Exercisable    Average
                                                         July 31,    Contractual    Exercise     July 31,     Exercise
                   Range of Exercise Prices                2006      Life in Years    Price        2006         Price
-------------------------------------------------------------------- ------------- ------------ ------------  ----------
$8.21-$10.83 .......................................          617           4.8         $  8.52       582      $  8.39
$14.00 -$16.49 .....................................          286           7.4         $ 14.29       100      $ 14.22
$17.73-$17.73 ......................................          276           8.3         $ 17.73        47      $ 17.73
$33.88-$33.88 ......................................          325           9.3         $ 33.88         -      $   -
                                                       -------------                              ---------
Total ..............................................        1,504           6.9         $ 16.79       729      $  9.79
                                                       =============                              =========
Aggregate intrinsic value of exercisable options
  at July 31, 2006 .................................  $11.6 million

7. Contingencies

    Legal Proceedings. The Company is involved in routine litigation incidental to its business from time to time. Currently, the Company does not expect the outcome of any of this routine litigation to have a material affect on its financial condition or results of operations. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact the Company's estimate of reserves for litigation.

    Service Maintenance Agreement Obligations. The Company sells service maintenance agreements under which it is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The typical term for these agreements is between 12 and 36 months. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sale and recorded in revenues in the statement of operations over the life of the agreements. The revenues deferred related to these agreements totaled $3.6 million and $3.7 million, respectively, as of January 31, 2006 and July 31, 2006, and are included on the face of the balance sheet in Deferred revenues and allowances.

                                  Conn's , Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    Restatement of Financial Statements

    The Company has restated its consolidated financial statements for the quarter and six-monhts ended July 31, 2005 to correct for errors in recording interests in securitized assets, securitization income and related income tax impacts that were incorrectly accounted for under U.S. generally accepted accounting principles, specifically covered by Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and Emerging Issues Task Force ("EITF") No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets.

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

    The following table sets forth the effects of the adjustments on Net Income for the quarter and six-months ended July 31, 2005.

Increase in Net Income
                                       Quarter        Six Months
                                        ended           ended
                                       July 31,        July 31,
(Dollars in thousands)                   2005            2005
                                       --------        --------
As Previously Reported net income      $  9,097        $ 18,679

Securitization income ...........           765           1,152
Provision for bad debts .........            --              53
Income tax provision ............          (269)           (423)
                                       --------        --------
Total adjustment ................           496             782
                                       --------        --------

Restated net income .............      $  9,593        $ 19,461
                                       ========        ========
Percent change ..................           5.5%            4.2%

     The following tables set forth the effects of the restatement adjustments on affected line items within our previously reported Consolidated Statement of Operations for the quarter and six-months ended July 31, 2005, and Consolidated Statement of Cash Flows for the six-months ended July 31, 2005.

                                  Conn's , Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)

                                                  Quarter ended               Six-Months ended
                                            ---------------------------  ---------------------------
                                                   July 31, 2005                July 31, 2005
                                            ---------------------------  ---------------------------
                                            As Previously               As Previously
                                              Reported        Restated     Reported       Restated
                                            -------------   -----------  -------------  ------------
Finance charges and other ................      $ 20,526      $ 20,711       $ 39,755      $ 39,696
Total revenues ...........................       164,375       164,560        322,538       322,479
Provision for bad debts ..................           443          (137)         1,595           331
Total cost and expenses ..................       150,236       149,628        293,241       291,977
Operating income .........................        14,139        14,932         29,297        30,502
Income before income taxes ...............        14,080        14,845         28,849        30,054
Total provision for income taxes .........         4,983         5,252         10,170        10,593
Net Income ...............................         9,097         9,593         18,679        19,461
Earnings per share
Basic ....................................         $0.39         $0.41          $0.80         $0.83
Diluted ..................................         $0.38         $0.40          $0.78         $0.81


                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                  Six-Months ended
                                            ---------------------------
                                                   July 31, 2005
                                            ---------------------------
                                            As Previously
                                              Reported        Restated
                                            -------------   -----------
Cash flows from operating activities
Net income ................................     $ 18,679      $ 19,460
Adjustments to reconcile net income to
  net cash provided by
  operating activities:
Provision for bad debts....................        1,595           384
Accretion from interests in securitized
  assets...................................       (7,120)       (9,439)
Provision for deferred income taxes........       (2,936)       (2,514)
Change in operating assets
  and liabilities:
Accounts receivable........................           33         2,358


9.    Subsequent Events

    Credit Facility Amendment. Effective August 28, 2006, the Company entered into an amendment of its $50 million revolving credit facility with its existing lenders. The amendment increases the Company's restricted payment capacity, which includes payments for repurchases of capital stock, from $25 million to $50 million. There were no other modifications of the Credit Agreement.

    Financing Transaction Completed by QSPE. On August 31, 2006, the Company's QSPE closed and consummated an offering of $150 million in medium term asset-backed fixed-rate notes. The proceeds of the offering were used by the QSPE to pay down the balance on its revolving credit facility.

    Stock Repurchase Plan. On August 25, 2006, the Company announced the adoption of a stock repurchase program, approved by the Board of Directors, authorizing the repurchase of up to $50 million of the Company's common stock.

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

      o increasing oil and gas prices could adversely affect our customers' shopping decisions and patterns, as well as the cost of our delivery and service operations and our cost of products, if vendors pass on their additional fuel costs through increased pricing for products;

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

    Additional important factors that could cause our actual results to differ materially from our expectations are discussed under "Risk Factors" in our Form 10-K/A filed with the Securities Exchange Commission on September 15, 2006. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report might not happen.

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

General

    We intend for the following discussion and analysis to provide you with a better understanding of our financial condition and performance in the indicated periods, including an analysis of those key factors that contributed to our financial condition and performance and that are, or are expected to be, the key "drivers" of our business.

    On September 8, 2006, we concluded that our consolidated financial statements for the years ended January 31, 2006, 2005 and 2004 as well as the selected financial data for the years ended January 31, 2006, 2005, 2004, 2003, and July 31, 2001, the six months ended January 31, 2002 and the twelve months ended January 31, 2002, and for the quarters ended April 30, 2006 and 2005 should be restated to correct for errors in recording interests in securitized assets, securitization income and related income tax impacts that were incorrectly accounted for under U.S. generally accepted accounting principles, specifically covered by Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for transfers and Servicing of Financial Assets and Extinguishment of Liabilities and Emerging Issues Task Force ("EITF") No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets. The following discussion has been updated, as appropriate, to reflect the changes to our financial statements. See Note 8 to the financial statements for discussion of the impacts on the financial statements.

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

    Our business is moderately seasonal, with a greater proportionate share of our revenues, pretax and net income realized during the quarter ending January 31, due primarily to the holiday selling season.

Executive Overview

    This narrative is intended to provide an executive level overview of our operations for the three and six months ended July 31, 2006. A detailed explanation of the changes in our operations for these periods as compared to the prior year is included under Results of Operations. As explained in that section, our pretax income for the quarter ended July 31, 2006 decreased approximately 11.4%, as the decrease in the gross margin percentage offset the benefit of increased revenues, lower selling, general and administrative expenses as a percentage of revenues, lower interest expense and higher other income. Our pretax income for the six months ended July 31, 2006 increased approximately 5.0%, primarily as a result of higher revenues and gross margin dollars, lower selling, general and administrative expenses as a percentage of revenues, lower interest expense and higher other income. Some of the more specific items impacting our operating and pretax income were:

o Same store sales for the quarter grew 7.2% and for the six months same store sales grew 11.7% over the same period for the prior year. The improvement in same store sales growth was due primarily to improved execution at the store level and effective sales promotions. While we do not have sufficient information to determine what long-term impact Hurricanes Rita and Katrina will have on sales in the impacted markets, excluding the Southeast Texas and Louisiana markets, the same store sales increase was 3.8% for the quarter and 7.8% for the six months ended in the other markets we serve. These other markets accounted for 78.9% of same store Product sales and Service maintenance agreement commissions during the three months ended July 31, 2006 and 78.5% of same store Product sales and Service maintenance agreement commissions during the six months ended July 31, 2006. It is our strategy to continue emphasizing our primary product categories and focusing on specialty product categories throughout the balance of fiscal 2007.

o Our entry into the Dallas/Fort Worth and the South Texas markets and the addition of stores in our existing Houston and San Antonio markets had a positive impact on our revenues. Approximately $8.7 million and $19.4 million of our product sales and service maintenance agreement commissions increase for the quarter and six months ended July 31, 2006, respectively, resulted from the opening of new stores in these markets. Our plans provide for the opening of additional stores in existing markets during fiscal 2007 as we focus on opportunities in markets in which we have existing infrastructure.

o While deferred interest and "same as cash" plans continue to be an important part of our sales promotion plans, our improved execution and effective use of a variety of sales promotions, enabled us to reduce the level of deferred interest and "same as cash" plans. For the three months and six months ended July 31, 2006, $35.7 million, or 23.7%, and $71.1 million, or 23.0%, respectively, in gross product sales were financed by deferred interest and "same as cash" plans. For the comparable periods in the prior year gross product sales financed by deferred interest and "same as cash" sales were $39.8 million, or 30.4% and $80.5 million, or 31.2%. We expect to increase the use of this type of extended term promotional credit in the future.

o Our gross margin for the quarter decreased from 36.3% to 33.5% for the three months ended July 31, 2006 when compared to the same period in the prior year, primarily as a result of the impact on securitization income of increased charge-offs in the credit portfolio (see Note 3 to the Consolidated Financial Statements), reduced front-end and retrospective Service Maintenance agreement commissions, due to a lower sales penetration during the period, and a reduction in the gross margin on product sales to 20.5% in the quarter ended July 31, 2006, from 20.9% in the prior year. Our gross margin for the six months decreased from 35.8% to 33.6% for the six months ended July 31, 2006 when compared to the same period in the prior year, primarily due to the impact on securitization income of higher charge-offs in the credit portfolio, reduced retrospective Service Maintenance agreement commissions and a reduction in the gross margin on product sales to 20.6% for the six months ended July 31, 2006, from 20.8% in the prior year.

o Finance charges and other declined 10.4% for the quarter and 1.6% for the six months ended July 31, 2006, as compared to the double-digit growth in Product sales as:

      o securitization income, which declined by 12.6% for the quarter and increased 0.1% for the six months ended July 31, 2006, was impacted by a 74.0% increase in net credit losses for the quarter and a 69.9% increase for the six months ended July 31, 2006, due to higher than expected losses primarily as a result of the disruption to our credit operations caused by Hurricane Rita. During the three months ended July 31, 2006, due to the expectation of continued higher losses over the next six months, we recorded an impairment charge of $1.5 million, reducing the value of our interest in securitized assets.

      o service maintenance agreement retrospective commissions for the quarter and the six months ended July 31, 2006 decreased $0.9 million and $1.6 million, respectively, due to a change in the commission structure resulting in higher front-end commissions, which are included in Net sales,

o During the three months ended July 31, 2006, we decreased Selling, general and administrative (SG&A) expense as a percent of revenues to 26.6% from 27.3% when compared to the prior year, primarily from decreases in payroll and payroll related expenses and net advertising expense as a percent of revenues. The trends for the six months ended July 31, 2006 are consistent with those discussed for the three months ended July 31, 2006.

o Operating margin decreased from 9.1% to 6.7% for the three months ended July 31, 2006 when compared to the same period in the prior year due to reduced gross margin and increased Provision for bad debts that was partially offset by our ability to reduce SG&A expenses as a percent of revenues. The factors above also affected the operating margin for the six months ended July 31, 2006 which decreased from 9.4% during the same period last year to 8.1%.

o We adopted SFAS No. 123R, Share-Based Payment, during the quarter ended April 30, 2006. The adoption resulted in expenses totaling $0.4 million being recorded to SG&A during the quarter ended July 31, 2006 as compared to $0.3 million being recorded in the quarter ended July 31, 2005. The adoption resulted in expenses totaling $0.8 million being recorded to SG&A during the six months ended July 31, 2006 as compared to $0.5 million being recorded in the six months ended July 31, 2005.

o During the quarter ended July 31, 2006, the Company completed the sale of a building and the related land, resulting in the recognition of a gain of $0.7 million, which is reflected in Other (income) expense.

Operational Changes and Resulting Outlook

    During the quarter, we opened a new store in the West Houston market and added a clearance center in Baytown. We have several other locations in Texas that we believe are promising and, along with new stores in existing markets, are in various stages of development for opening in fiscal year 2007. We also continue to look at other markets, including neighboring states for opportunities.

    In its regularly scheduled meeting on August 24, 2006, our Board of Directors authorized the repurchase of up to $50 million of our common stock, dependent on market conditions and the price of the stock.

    The credit portfolio delinquency and charge-off statistics were negatively impacted by the effects of Hurricane Rita that hit the Gulf Coast during September of 2005. The hurricane impacted our customer's ability to pay on their accounts and hampered our credit collection operations, including payment processing delays caused by disruption in the mail service. The credit collection operations were negatively affected by the loss of personnel, as some employees did not return to work, and by the increase in the number of delinquent accounts, resulting in increased workloads for the personnel that returned to work. To address the staffing issues, we have intensified our recruiting efforts to attract individuals to our Beaumont, Texas collection center and have opened a second collection center in Dallas, Texas. Non-storm factors that may have negatively affected delinquencies and charge-offs include the impact of the bankruptcy law change in October 2005 and other economic factors on our customers. However, as predicted, the delinquency performance of the credit portfolio has improved since January 31, 2006, and we expect both the delinquency and loss rates to return to historical levels over the next six months. See detail information regarding the delinquency status of the credit portfolio in Note 3 to the financial statements.

    On May 18, 2006, the Governor of Texas signed a tax bill that modifies the existing franchise tax, with the most significant change being the replacement of the existing base with a tax based on margin. Taxable margin is generally defined as total federal tax revenues minus the greater of (a) cost of goods sold or (b) compensation. The tax rate to be paid by retailers and wholesalers is 0.5% on taxable margin. This will result in an increase in taxes paid by us, as franchise taxes paid have totaled less than $50,000 per year for the last several years. Partially offsetting this increase is a reduction in property tax rates that will be phased in during the 2006 and 2007 property tax years. The tax changes impacted earnings beginning in this quarter. For the quarter and six months ended, we accrued, net of federal tax benefit, $118,000 in additional tax liability and recorded approximately $29,000 in net deferred tax assets as a result of the new margin tax. Going forward, we expect our effective tax rate on Income before income taxes to increase to between 36% and 37%, from average of 35.1% over the past three fiscal years.

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

Application of Critical Accounting Policies

    In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as "critical accounting estimates." We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of July 31, 2006.

    Transfers of Financial Assets. We transfer customer receivables to the QSPE that issues asset-backed securities to third party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. As we transfer the accounts, we record an asset representing the interest only strip which is the difference between the interest earned on customer accounts and the cost associated with financing and servicing the transferred accounts, including a provision for bad debts associated with the transferred accounts (on a revolving pool basis) discounted to a market rate of interest. The gain or loss recognized on these transactions is based on our best estimates of key assumptions, including forecasted credit losses based on actual portfolio experience over the past twelve months, payment rates, forward yield curves, costs of servicing the accounts and appropriate discount rates. The use of different estimates or assumptions could produce different financial results. For example, if we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), our interest in securitized assets would have been reduced by $5.6 million as of July 31, 2006, which may have an adverse affect on earnings. We recognize income from our interest in these transferred accounts as gains on the transfer of the asset, interest income and servicing fees. This income is recorded as Finance charges and other in our consolidated statements of operations. If the assumption used for estimating credit losses were changed by 0.5% from 3.0% to 3.5%, the impact to recorded Finance charges and other would have been a reduction in revenues and pretax income of $2.1 million.

    Deferred Taxes. We have net deferred tax liabilities of approximately $0.6 million as of July 31, 2006. If we had assumed that the future tax rate at which these deferred items would reverse was 50 basis points higher than currently anticipated, we would have increased the net deferred tax liability and decreased net income by approximately $9 thousand.

    Intangible Assets. We have significant intangible assets related primarily to goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Effective with the implementation of SFAS 142, we ceased amortizing goodwill and began testing potential impairment of this asset annually based on judgments regarding ongoing profitability and cash flow of the underlying assets. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believe is impaired. Our goodwill balance at July 31, 2006 was $9.6 million.

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

    Revenue Recognition. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell service maintenance renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amount of service maintenance agreement revenue deferred at July 31, 2006 and January 31, 2006 was $3.7 million and $3.6 million, respectively, and is included in Deferred revenues and allowances in the accompanying balance sheets.

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

Results of Operations

    The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

                                                                               Three Months Ended          Six Months Ended
                                                                                     July 31,                    July 31,
                                                                           ---------------------------  ------------------------
                                                                               2005          2006          2005         2006
                                                                           -------------  ------------  ------------ -----------
Revenues:
   Product sales ...................................................               79.5 %        82.6 %        80.0 %      82.6 %
   Service maintenance agreement commissions (net) .................                4.8           3.9           4.6         4.0
   Service revenues ................................................                3.1           3.3           3.1         3.0
                                                                           -------------  ------------  ------------ -----------
     Total net sales ...............................................               87.4          89.8          87.7        89.6
   Finance charges and other .......................................               12.6          10.2          12.3        10.4
                                                                           -------------  ------------  ------------ -----------
          Total revenues ...........................................              100.0         100.0         100.0       100.0
Costs and expenses:
   Cost of goods sold, including warehousing
     and occupancy cost ............................................               62.9          65.7          63.4        65.6
   Cost of parts sold, including warehousing
    and occupancy cost .............................................                0.8           0.8           0.8         0.8
   Selling, general and administrative expense                                     27.3          26.6          26.3        25.4
   Provision for bad debts .........................................               (0.1)          0.2           0.1         0.1
                                                                           -------------  ------------  ------------ -----------
          Total costs and expenses .................................               90.9          93.3          90.6        91.9
                                                                           -------------  ------------  ------------ -----------
   Operating income ................................................                9.1           6.7           9.4         8.1
   Interest (income) expense, net ..................................                0.1          (0.1)          0.1        (0.1)
   Other (income) expense, net .....................................                0.0          (0.4)          0.0        (0.2)
                                                                           -------------  ------------  ------------ -----------
   Income before income taxes ......................................                9.0           7.2           9.3         8.4
   Provision for income taxes ......................................                3.2           2.5           3.3         2.9
                                                                           -------------  ------------  ------------ -----------
   Net income ......................................................                5.8 %         4.7 %         6.0 %       5.5 %
                                                                           =============  ============  ============ ===========

    The table above identifies several changes in our operations for the current quarter, including changes in revenue and expense categories expressed as a percentage of revenues. These changes are discussed in the Executive Overview, and in more detail in the discussion of operating results beginning in the analysis below.

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

Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005

    Revenues. Total revenues increased by $17.6 million, or 10.7%, from $164.6 million for the three months ended July 31, 2005 to $182.2 million for the three months ended July 31, 2006. The increase was attributable to increases in net sales of $19.8 million, or 13.8%, offset by a decrease of $2.1 million, or 10.4%, in finance charges and other revenue.

    The $19.8 million increase in net sales was made up of the following:

      o a $10.0 million same store sales increase of 7.2%. While we do not have sufficient information to determine what long-term impact Hurricanes Rita and Katrina will have on sales in the impacted markets, excluding the Southeast Texas and Louisiana markets, the same store sales increase was 3.8% in the other markets we serve. These other markets accounted for 78.9% of same store Product sales and Service maintenance agreement commissions during the three months ended July 31, 2006. Service maintenance agreement (SMA) sales have declined due to a lower sales penetration. This decline has been partially offset as a result of changes in the commission structure on our third-party service maintenance agreement (SMA) contracts, beginning July 2005, we began realizing the benefit of increased front-end commissions on SMA sales, which increased net sales by approximately $0.6 million, (offsetting this increase is a decrease in retrospective commissions which is reflected in Finance charges and other);

      o a $8.7 million increase generated by seven retail locations that were not open for three consecutive months in each period;

      o a $0.3 million increase resulted from a decrease in discounts on extended-term promotional credit sales (those with terms longer than 12 months); and

      o a $0.8 million increase resulted from an increase in service revenues.

    The components of the $19.8 million increase in net sales, were a $19.8 million increase in Product sales and a $0.8 million increase in service revenues offset by a net decrease in service maintenance agreement commissions of $0.8 million. The $19.8 million increase in product sales resulted from the following:

      o approximately $15.6 million was attributable to increases in unit sales, due to increased appliances, consumer electronics (especially plasma and LCD televisions), and furniture sales, partially offset by a decline in track sales, and

      o approximately $4.2 million was attributable to increases in unit price points. The price point impact was driven by a shift to higher-priced track items and increased delivery fees, partially offset by a slight decline in our core product categories as prices for new technology in those areas erode.

    The following table presents the makeup of net sales by product category in each quarter, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

                                                               Three Months Ended July 31,
                                                ----------------------------------------------------------
                                                             2005                          2006                 Percent
                                                ----------------------------  ----------------------------
                   Category                         Amount         Percent        Amount         Percent        Increase
                                                --------------   -----------  --------------  ------------  ---------------
Major home appliances ........................       $ 46,579        32.4 %        $ 53,429        32.7 %           14.7 %   (1)
Consumer electronics .........................         39,728          27.6          46,414          28.4             16.8   (1)
Track ........................................         21,225          14.7          20,257          12.4             (4.6)  (2)
Delivery......................................          2,376           1.7           2,887           1.8             21.5   (3)
Lawn and garden ..............................          5,943           4.1           6,577           4.0             10.7   (4)
Mattresses ...................................          3,095           2.1           4,908           3.0             58.6   (5)
Furniture ....................................          3,772           2.6           8,245           5.0            118.6   (6)
Other ........................................          8,149           5.7           7,930           4.8             (2.7)  (7)
                                                --------------   -----------  --------------  ------------
     Total product sales .....................        130,867          90.9         150,647          92.1             15.1
Service maintenance agreement
commissions ........ .........................          7,848           5.5           7,063           4.3            (10.0)
Service revenues .............................          5,134           3.6           5,927           3.6             15.4
                                                --------------   -----------  --------------  ------------
     Total net sales .........................      $ 143,849       100.0 %       $ 163,637       100.0 %           13.8 %
                                                ==============   ===========  ==============  ============

----------------------------------
      (1) These increases are consistent with overall increase in product sales and improved unit prices.
      (2) The decline in track sales (consisting largely of computers, computer peripherals, portable electronics and small appliances) is due primarily to reduced sales of computers, portable televisions and camcorders.
      (3) This increase is due primarily to the increase in total product sales, as well as an increase in the fees charged for deliveries.
      (4)   A delayed selling season due to dry weather impacted this category.
      (5) This increase is due to increased emphasis on and improved execution at our stores in the sale of this category.
      (6) This increase is due to the increased emphasis on the sales of furniture, primarily sofas, recliners and entertainment centers, and new product lines added to this category.
      (7) The decline in this category, which includes air conditioning, is due primarily to growing unit volume by emphasizing products with lower price points to match the competitive environment.

    Revenue from Finance charges and other decreased by approximately $2.1 million, or 10.4%, from $20.7 million for the three months ended July 31, 2005 to $18.6 million for the three months ended July 31, 2006. It declined while product sales grew, due primarily to a decrease in securitization income of $1.9 million, or 12.6% and a $0.9 million decrease in service maintenance agreement retrospective commissions, partially offset by an increase in insurance commissions of $0.7 million. Securitization income was impacted primarily by a 74.0% increase in net credit losses in the quarter ended July 31, 2006 as compared to the quarter ended July 31, 2005. The increased net credit losses were due to higher than expected losses primarily as a result of the disruption to our credit operations caused by Hurricane Rita. During the three months ended July 31, 2006, due to the expectation of continued higher losses over the next six months, we recorded an impairment charge of $1.5 million, reducing the value of our interest in securitized assets. This impairment charge is based on an estimated charge-off rate of approximately 3.6% over the next six months. The charge-off rate used in the securitized asset valuation is expected to return to the level of the historical charge-off rate assumption of 3.0% at the beginning of our next fiscal year. Additionally, securitization income has been negatively impacted by increased interest cost on the borrowings of the QSPE, due to rising interest rates, and slower growth in the credit portfolio, which impacts the interest income earned by the QSPE.

    Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $16.2 million, or 15.6%, from $103.6 million for the three months ended July 31, 2005 to $119.8 million for the three months ended July 31, 2006. This increase was slightly higher than the 15.1% increase in Product sales during the three months ended July 31, 2006. Cost of products sold increased to 79.5% of Product sales in the quarter ended July 31, 2006, as compared to 79.1% in the quarter ended July 31, 2005. The increase in Cost of goods sold as a percentage of Product sales was primarily as a result of higher warehousing costs, which grew faster than sales.

    Cost of Parts Sold. Cost of parts sold, including warehousing and occupancy cost, increased approximately $153,000, or 12.4%, for the three months ended July 31, 2006 as compared to the three months ended July 31, 2005, due to increases in parts sales. While Service revenues increased by 15.4% in the quarter ended July 31, 2006 as compared to the quarter ended July 31, 2005, the cost of parts sold increased at a slower rate due to improved inventory management.

    Selling, General and Administrative Expense. While Selling, general and administrative expense increased by $3.4 million, or 7.7%, from $45.0 million for the three months ended July 31, 2005 to $48.4 million for the three months ended July 31, 2006, it decreased as a percentage of total revenue from 27.3% to 26.6%. The decrease in expense as a percentage of total revenues resulted primarily from decreased payroll and payroll related expenses and net advertising expense, as a percent of revenues. We adopted SFAS No. 123R, Share-Based Payment, effective February 1, 2006. The adoption resulted in expenses totaling $0.4 million being recorded to SG&A during the quarter ended July 31, 2006 as compared to $0.3 million being recorded in the quarter ended July 31, 2005.

    Provision for Bad Debts. The provision for bad debts on non-credit portfolio receivables and credit portfolio receivables retained by the Company and not transferred to the QSPE increased by $0.5 million, during the three months ended July 31, 2006, as compared to the three months ended July 31, 2005, primarily as a result of provision adjustments that reduced expense in the prior year period, and increased expense in the current year due to the impact of the hurricanes. See Note 3 to the financial statements for information regarding the performance of the credit portfolio.

    Interest (Income) Expense, net. Net interest (income) expense improved by $246,000, from net interest expense of $59,000 for the three months ended July 31, 2005 to net interest income of $187,000 for the three months ended July 31, 2006. The net improvement in interest (income) expense was primarily attributable to increased interest income from invested funds of approximately $162,000. The remaining change of $84,000 resulted from lower average outstanding debt balances and capitalization of interest expense on construction in progress.

    Other (Income) Expense, net. Other (income) expense, net improved by $749,000, from net expense of $28,000 for the three months ended July 31, 2005, to net income of $721,000 for the three months ended July 31, 2006. This change was primarily the result of a $0.7 million gain recognized on the sale of a building and the related land.

    Provision for Income Taxes. The provision for income taxes decreased by $0.6 million, or 12.2%, from $5.3 million for the three months ended July 31, 2005 to $4.6 million for the three months ended July 31, 2006. The decrease in the Provision for income taxes is attributable to lower Income before income taxes and state tax refunds received during the period. The impact of the new Texas margin tax was partially offset by the one-time benefit of deferred tax assets recorded as a result of the new tax.

    Net Income. As a result of the above factors, Net income decreased $1.1 million, or 10.9%, from $9.6 million for the three months ended July 31, 2005 to $8.5 million for the three months ended July 31, 2006.

Six Months Ended July 31, 2006 Compared to Six Months Ended July 31, 2005

    Revenues. Total revenues increased by $51.9 million, or 16.1%, from $322.5 million for the six months ended July 31, 2005 to $374.4 million for the six months ended July 31, 2006. The increase was attributable to increases in net sales of $52.6 million, or 18.6%, and a decrease of $0.7 million, or 1.6%, in finance charges and other revenue.

    The $52.6 million increase in net sales was made up of the following:

      o a $31.9 million same store sales increase of 11.7%. While we do not have sufficient information to determine what long-term impact Hurricanes Rita and Katrina will have on sales in the impacted markets, excluding the Southeast Texas and Louisiana markets, the same store sales increase was 7.8% in the other markets we serve. These other markets accounted for 78.5% of same store Product sales and Service maintenance agreement commissions during the six months ended July 31, 2006. Additionally, as a result of changes in the commission structure on our third-party service maintenance agreement (SMA) contracts, beginning July 2005, we began realizing the benefit of increased front-end commissions on SMA sales, which increased net sales by approximately $1.2 million, (offsetting this increase is a decrease in retrospective commissions which is reflected in Finance charges and other);

      o a $19.5 million increase generated by eight retail locations that were not open for six consecutive months in each period; and

      o a $1.2 million increase resulted from an increase in service revenues.

    The components of the $52.6 million increase in net sales were a $51.0 million increase in product sales and a $1.6 million net increase in service maintenance agreement commissions and service revenues. The $51.0 million increase in product sales resulted from the following:

      o approximately $33.8 million was attributable to increases in unit sales, due to increased appliances, consumer electronics (especially plasma and LCD televisions), and furniture sales, partially offset by a decline in track sales, and

      o approximately $17.2 million was attributable to increases in unit price points. The price point impact was driven by a shift to higher-priced track items and increased delivery fees, as well as consumers selecting higher priced appliance products, including high-efficiency washers and dryers and stainless kitchen appliances, partially offset by a slight decline in electronics as prices for new technology erode.

    The following table presents the makeup of net sales by product category in each quarter, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

                                                             Six Months Ended July 31,
                                             ----------------------------------------------------------
                                                 2005                          2006                         Percent
                                             ----------------------------  ----------------------------
                 Category                        Amount         Percent        Amount        Percent        Increase
                                             --------------  ------------  -------------- -------------  --------------
Major home appliances ......................     $  93,181        33.0 %       $ 115,293        34.4 %          23.7 %    (1)
Consumer electronics .......................        83,381          29.5         100,050          29.8            20.0    (1)
Track                                               43,965          15.5          43,462          13.0            (1.1)   (2)
Delivery....................................         4,400           1.5           5,759           1.7            30.9    (3)
Lawn and garden ............................        11,226           4.0          11,693           3.5             4.2    (4)
Mattresses..................................         6,002           2.1          10,004           3.0            66.7    (5)
Furniture                                            6,768           2.4          13,650           4.1           101.7    (6)
Other ......................................         9,219           3.3           9,245           2.7             0.3    (7)
                                             --------------  ------------  -------------- -------------  --------------
     Total product sales ...................       258,142          91.3         309,156          92.2            19.8
Service maintenance agreement
commissions                                         14,732           5.2          15,030           4.5             2.0
Service revenues ...........................         9,909           3.5          11,156           3.3            12.6
                                             --------------  ------------  -------------- -------------  --------------
     Total net sales .......................     $ 282,783       100.0 %       $ 335,342       100.0 %          18.6 %
                                             ==============  ============  ============== =============  ==============

----------------------------------
      (1) These increases are consistent with overall increase in product sales and improved unit prices.
      (2) The decline in track sales (consisting largely of computers, computer peripherals, portable electronics and small appliances) is due primarily to reduced sales of computers, portable televisions and camcorders.
      (3) This increase is due primarily to the increase in total product sales, as well as an increase in the fees charged for deliveries.
      (4)   A delayed selling season due to dry weather impacted this category.
      (5) This increase is due to increased emphasis on and improved execution at our stores in the sale of this category.

      (6) This increase is due to the increased emphasis on the sales of furniture, primarily sofas, recliners and entertainment centers, and new product lines added to this category.
      (7) This category, which includes air conditioning, was impacted significantly as we grew unit volume by emphasizing products with lower price points to match the competitive environment.

    Revenue from Finance charges and other decreased by approximately $0.7 million, or 1.6%, from $39.7 million for the six months ended July 31, 2005, to $39.0 million for the six months ended July 31, 2006. The slight decrease was caused by a $1.6 million decrease in service maintenance agreement retrospective commissions, partially offset by an increase in securitization income of $0.2 million and a $0.7 million increase in insurance commissions and other. Securitization income was impacted primarily by a 69.9% increase in net credit losses in the six months ended July 31, 2006 as compared to the six months ended July 31, 2005. The increased net credit losses were due to higher than expected losses primarily as a result of the disruption to our credit operations caused by Hurricane Rita. During the six months ended July 31, 2006, due to the expectation of continued higher losses over the next six months, we recorded an impairment charge of $1.5 million, reducing the value of our interest in securitized assets. This impairment charge is based on an estimated charge-off rate of approximately 3.6% over the next six months. The charge-off rate used in the securitized asset valuation is expected to return to the level of the historical charge-off rate assumption of 3.0% at the beginning of our next fiscal year. Additionally, securitization income has been negatively impacted by increased interest cost on the borrowings of the QSPE, due to rising interest rates, and slower growth in the credit portfolio, which impacts the interest income earned by the QSPE.

    Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $41.0 million, or 20.0%, from $204.5 million for the six months ended July 31, 2005 to $245.5 million for the six months ended July 31, 2006. This increase was slightly higher than the 19.8% increase in Product sales during the six months ended July 31, 2006. Cost of products sold increased to 79.4% of Product sales in the six months ended July 31, 2006, as compared to 79.2% in the six months ended July 31, 2005. The increase in Cost of goods sold as a percentage of Product sales was primarily as a result of higher warehousing costs, which grew faster than sales.

    Cost of Parts Sold. Cost of parts sold, including warehousing and occupancy cost, increased approximately $0.5 million, or 20.0%, for the six months ended July 31, 2006 as compared to the six months ended July 31, 2005, due to increases in parts sales. While Service revenues increased by 12.6% in the six months ended July 31, 2006 as compared to the six months ended July 31, 2005, the cost of parts sold increased at a faster rate due to reduced margins on parts sold through our service maintenance agreement program.

    Selling, General and Administrative Expense. While Selling, general and administrative expense increased by $10.4 million, or 12.3%, from $84.7 million for the six months ended July 31, 2005 to $95.1 million for the six months ended July 31, 2006, it decreased as a percentage of total revenue from 26.3% to 25.4%. The decrease in expense as a percentage of total revenues resulted primarily from decreased payroll and payroll related expenses and net advertising expense, as a percent of revenues. We adopted SFAS No. 123R, Share-Based Payment, effective February 1, 2006. The adoption resulted in expenses totaling $0.8 million being recorded to SG&A during the six months ended July 31, 2006 as compared to $0.5 million being recorded in the six months ended July 31, 2005.

    Provision for Bad Debts. The provision for bad debts on non-credit portfolio receivables and credit portfolio receivables retained by the Company and not transferred to the QSPE increased by $0.1 million, during the six months ended July 31, 2006, as compared to the six months ended July 31, 2005, primarily as a result of provision adjustments that reduced expense in the prior year period, and increased expense in the current year due to the impact of the hurricanes. See Note 3 to the financial statements for information regarding the performance of the credit portfolio.

    Interest (Income) Expense, net. Net interest (income) expense improved by $785,000, from net interest expense of $414,000 for the six months ended July 31, 2005 to net interest income of $371,000 for the six months ended July 31, 2006. The net improvement in interest (income) expense was primarily attributable to:

      o the expiration of $20.0 million of our interest rate hedges and the discontinuation of hedge accounting resulted in a net decrease in interest expense of approximately $244,000; and

      o     increased interest income from invested funds of approximately
            $378,000.

The remaining change of $163,000 resulted from lower average outstanding debt balances and capitalization of interest expense on construction in progress.

    Other (Income) Expense, net. Other (income) expense, net improved by $788,000, from net expense of $34,000 for the six months ended July 31, 2005, to net income of $754,000 for the six months ended July 31, 2006. This change was primarily the result of a $0.7 million gain recognized on the sale of a building and the related land.

    Provision for Income Taxes. The provision for income taxes increased by $0.5 million, or 4.4%, from $10.6 million for the six months ended July 31, 2005 to $11.1 million for the six months ended July 31, 2006. The increase in the Provision for income taxes is attributable to higher Income before income taxes, partially offset by state tax refunds received during the period. The impact of the new Texas margin tax was partially offset by the one-time benefit of deferred tax assets recorded as a result of the new tax.

    Net Income. As a result of the above factors, Net income increased $1.0 million, or 5.3%, from $19.5 million for the six months ended July 31, 2005 to $20.5 million for the six months ended July 31, 2006.

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

As of July 31, 2006, we had approximately $15.0 million in excess cash, the majority of which was generated through the operations of the Company. In addition to the excess cash, we had $48.6 million under the revolving line of credit, net of standby letters of credit issued, and $8.0 million under our unsecured bank line of credit available to us for general corporate purposes, $21.2 million under extended vendor terms for purchases of inventory and $61.0 million in commitments available to our QSPE for the transfer of receivables.

    In its regularly scheduled meeting on August 24, 2006, our Board of Directors authorized the repurchase of up to $50 million of our common stock, dependent on market conditions and the price of the stock. We expect to fund these purchases with a combination of excess cash, cash flow from operations, borrowings under our revolving credit facilities and proceeds from the sale of owned properties.

    Effective August 28, 2006, we entered into an amendment to our $50 million revolving credit facility with the existing lenders. The amendment increases our restricted payment capacity, which includes payments for repurchases of capital stock, from $25 million to $50 million. There were no other modifications of the Credit Agreement.

    A summary of the significant financial covenants that govern our bank credit facility compared to our actual compliance status at July 31, 2006, is presented below:

                                                                                             Required
                                                                                             Minimum/
                                                                         Actual              Maximum
                                                                    ------------------  -------------------
Debt service coverage ratio must exceed required minimum              4.37 to 1.00         2.00 to 1.00
Total adjusted leverage ratio must be lower than required maximum     1.60 to 1.00         3.00 to 1.00
Consolidated net worth must exceed required minimum                   $268.1 million      $162.0 million
Charge-off ratio must be lower than required maximum                  0.03 to 1.00         0.06 to 1.00
Extension ratio must be lower than required maximum                   0.03 to 1.00         0.05 to 1.00
Thirty-day delinquency ratio must be lower than required maximum      0.08 to 1.00         0.13 to 1.00


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

      o increases in the retained portion of our receivables portfolio under our current QSPE's asset-backed securitization program as a result of changes in performance or types of receivables transferred (promotional versus non-promotional and primary versus secondary portfolio);

      o inability to expand our capacity for financing our receivables portfolio under new or replacement QSPE asset-backed securitization programs or a requirement that we retain a higher percentage of the credit portfolio under such new programs;

      o increases in program costs (interest and administrative fees relative to our receivables portfolio associated with the funding of our receivables); and

      o     increases in personnel costs.

    During the six months ended July 31, 2006, net cash provided by operating activities decreased $45.4 million from $31.4 million provided in the 2005 period to $14.0 million used in the 2006 period. The net decrease in cash provided from operations resulted primarily from the timing of payments of accounts payable and federal income and employment tax payments. We had obtained extended payment terms from several of our vendors due to the impact of hurricanes in the prior fiscal year. Federal income and employment tax payment deadlines after Hurricane Rita were also deferred until February 28, 2006.

Those extended terms ended and deadlines were reached in the six months ended July 31, 2006 and we were required to satisfy those obligations, which negatively impacted our operating cash flows by approximately $18.9 million. Additionally, during the six months ended July 31, 2006, cash flow was used to increase inventory, as new stores have been added, and to finance growth in the credit portfolio, as we have been required to increase our retained interest in the receivables due to the increased credit losses.

    As noted above, we offer promotional credit programs to certain customers that provide for "same as cash" interest free periods of varying terms, generally three, six, or 12 months; in fiscal year 2005 we increased these terms to include 18 or 24 months that are eligible to be partially funded through our asset-backed securitization program. In the second quarter of fiscal 2005, we began offering deferred interest programs with 36-month terms. In the second quarter of fiscal 2006, we began offering deferred interest programs with 24-month terms. The three, six, 12, 18, 24 and 36 month "same as cash" promotional accounts and deferred interest program accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30.0% of eligible securitized receivables. If we exceed this 30.0% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period. The percentage of eligible securitized receivables represented by promotional receivables was 17.0% as of July 31, 2006. At July 31, 2005, this percentage, computed on a consistent basis with the July 31, 2006 calculation, would have been 22.4%. The weighted average promotional period was 12.7 months and 11.5 months for promotional receivables outstanding as of July 31, 2005 and 2006, respectively. The weighted average remaining term on those same promotional receivables was 8.2 months and 7.2 months, respectively. While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables, we receive less income on these receivables, resulting in a reduction of the net interest margin used in the calculation of the gain on the sale of receivables.

    Net cash used by investing activities decreased by $0.4 million, from $10.0 million for the six months ended July 31, 2005 to $9.6 million for the six months ended July 31, 2006. The decrease in cash used in investing activities resulted primarily from the sales of property and equipment, partially offset by increased purchases of property and equipment. The cash expended for property and equipment was used primarily for construction of new stores and the reformatting of existing stores to better support our current product mix. Based on current plans, we expect to increase expenditures for property and equipment in fiscal 2007 as we open additional stores, including ownership and development of shopping centers that will feature our store, as compared to fiscal 2006. Additionally, we intend to sell and lease-back certain of the properties we currently own, in order to provide cash flow for funding our growth and stock repurchase plans.

    Net cash from financing activities increased by $10.8 million from $9.4 million used during the six months ended July 31, 2005 to $1.4 million provided during the six months ended July 31, 2006. The increase in cash provided by financing activities resulted primarily from decreases in payments on various debt instruments of $10.5 million. Also benefiting cash flow from financing activities was increased proceeds from stock issued under employee benefit plans.

    Off-Balance Sheet Financing Arrangements

    Since we extend credit in connection with a large portion of our retail, service maintenance and credit insurance sales, we have created a qualified special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and to issue asset-backed and variable funding notes to third parties to obtain cash for these purchases. We transfer receivables, consisting of retail installment contracts and revolving accounts extended to our customers, to the issuer in exchange for cash and subordinated, unsecured promissory notes. To finance its acquisition of these receivables, the issuer has issued the notes and bonds described below to third parties. The unsecured promissory notes issued to us are subordinate to these third party notes and bonds.

    At July 31, 2006, the issuer had issued two series of notes and bonds: a Series A variable funding note in the amount of $250 million purchased by Three Pillars Funding LLC and three classes of Series B bonds in the aggregate amount of $200 million, of which $8.0 million was required to be placed in a restricted cash account for the benefit of the bondholders. If the net portfolio yield, as defined by the Series B agreements, falls below 5.0%, then the issuer may be required to fund a cash reserve in addition to the $8.0 million restricted cash account. At July 31, 2006, the net portfolio yield was in compliance with this requirement. Private institutional investors, primarily insurance companies, purchased the Series B bonds at a weighted fixed rate of 5.25%.

    In August 2006, the issuer entered into an amendment of the Series A note to increase the total available funding to $300 million, divided into a $100 million 364-day tranche, and a $200 million tranche that expires in August 2011. The Company's QSPE closed and consummated an offering, pursuant to Rule 144A and Regulation S under the Securities Act of 1933, of $150 million of asset-backed fixed-rate notes (Series 2006A bonds), the net proceeds of which were used primarily to provide the QSPE with additional capacity, fund the required $6.0 million cash reserve account and to reduce the amount outstanding under the existing 2002 variable funding note. The proceeds of the new issuance provide the issuer additional capacity for the purchase of our receivables and to make the $10 million monthly principal payments on the Series B bonds due beginning in October 2006. Private institutional investors, primarily insurance companies, purchased the Series 2006A bonds at a weighted fixed rate of 5.75%.

    In August 2006, certain of the existing transaction documents related to the activities of the QSPE were amended. The following is a summary of the key amendments:

      o increase our consolidated net worth requirement from $30 million to $150 million;

      o add certain return mail procedures to the internal accounting control procedures and processing functions report delivered by independent accountants pursuant to the servicing agreement;

      o change the definition of "Eligible Installment Contract Receivable" under the base indenture to allow up to 27.5% of all receivables by outstanding principal balance to consist of installment contract receivables of the secondary portfolio (formerly 25% of such receivables were permitted);

      o change the definition of "Eligible Installment Contract Receivable" and "Eligible Revolving Charge Receivable" under the base indenture to allow up to 5.0% of the amount or number of installment contract and revolving charge receivables, whichever occurs first, to have a maximum repayment period and cash option period exceeding thirty-six months but no more than forty-eight months (secondary portfolio maximum term remains thirty-six months);

      o change certain definitions under the series supplements for the Series A notes and the Series B bonds, including changes to the series supplements for the Series A notes that have the effect of increasing the current level of funding available to the issuer; and

      o provide for the issuer's issuance of additional asset-backed notes and obtain additional commitments under the Series A notes upon the occurrence of certain events related to the expiration of any commitment under the Series A notes or the amount of the commitment used under the Series A notes.

    We continue to service the transferred accounts for the QSPE, and we receive a monthly servicing fee, so long as we act as servicer, in an amount equal to ..0025% multiplied by the average aggregate principal amount of receivables serviced plus the amount of average aggregate defaulted receivables. The issuer records revenues equal to the interest charged to the customer on the receivables less losses, the cost of funds, the program administration fees paid in connection with either Three Pillars Funding LLC, the Series B or Series 2006A bond holders, the servicing fee and additional earnings to the extent they are available.

    After August, 2006 amendment, the Series A variable funding note now permits the issuer to borrow funds up to $300 million to purchase receivables from us, thereby functioning as a "basket" to accumulate receivables. As issuer borrowings under the Series A variable funding note approach $300 million, the issuer is required to request an increase in the Series A amount or issue a new series of bonds and use the proceeds to pay down the then outstanding balance of the Series A variable funding note, so that the basket will once again become available to accumulate new receivables or meet other obligations required under the transaction documents. As of July 31, 2006, borrowings under the Series A variable funding note were $189.0 million.

    We are not directly liable to the lenders under the asset-backed securitization facility. If the issuer is unable to repay the Series A note, Series B bonds and Series 2006A bonds due to its inability to collect the transferred customer accounts, the issuer could not pay the subordinated notes it has issued to us in partial payment for transferred customer accounts, the Series B and Series 2006A bond holders could claim the balance in its $14.0 million restricted cash account. We are also contingently liable under a $10.0 million letter of credit that secures our performance of our obligations or services under the servicing agreement as it relates to the transferred assets that are part of the asset-backed securitization facility. We plan to renew this letter of credit and increase the amount to $20.0 million in September, 2006.

    The issuer is subject to certain affirmative and negative covenants contained in the transaction documents governing the Series A variable funding note and the Series B and Series 2006A bonds, including covenants that restrict, subject to specified exceptions: the incurrence of non-permitted indebtedness and other obligations and the granting of additional liens; mergers, acquisitions, investments and disposition of assets; and the use of proceeds of the program. The issuer also makes representations and warranties relating to compliance with certain laws, payment of taxes, maintenance of its separate legal entity, preservation of its existence, protection of collateral and financial reporting. In addition, the program requires the issuer to maintain a minimum net worth.

    A summary of the significant financial covenants that govern the Series A variable funding note compared to actual compliance status at July 31, 2006, is presented below:

                                                                               Required
                                                                               Minimum/
                                                         As reported           Maximum
                                                      ------------------- -------------------
Issuer interest must exceed required minimum            $47.6 million       $42.3 million
Gross loss rate must be lower than required maximum          4.5%               10.0%
Net portfolio yield must exceed required minimum             7.4%                2.0%
Payment rate must exceed required minimum                    6.7%                3.0%

    Note: All terms in the above table are defined by the asset backed credit facility and may or may not agree ] directly to the financial statement captions in this document.

    Events of default under the Series A variable funding note and the Series B and Series 2006A bonds, subject to grace periods and notice provisions in some circumstances, include, among others: failure of the issuer to pay principal, interest or fees; violation by the issuer of any of its covenants or agreements; inaccuracy of any representation or warranty made by the issuer; certain servicer defaults; failure of the trustee to have a valid and perfected first priority security interest in the collateral; default under or acceleration of certain other indebtedness; bankruptcy and insolvency events; failure to maintain certain loss ratios and portfolio yield; change of control provisions and certain other events pertaining to us. The issuer's obligations under the program are secured by the receivables and proceeds.

Securitization Facilities
We finance most of our customer
receivables through asset-backed
securitization facilities


                              [FLOWCHART OMITTED]


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

     As a result of the error discussed above and the resulting restatement, management has concluded that a material weakness in its internal controls over financial reporting existed prior to the completion of the consolidated financial statement for quarter ended July 31, 2006. Specifically, controls were not operating effectively to ensure that the proper accounting and corresponding consolidated financial statement presentation of securitization income and the fair value of interests in securitized assets was consistent with SFAS No. 140.

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

    As described above, we made changes in internal controls over financial reporting during the quarter ended July 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    We are involved in routine litigation incidental to our business from time to time. Currently, we do not expect the outcome of any of this routine litigation to have a material affect on our financial condition or results of operation. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact our estimate of reserves for litigation.

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

Item 4. Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Stockholders held on May 31, 2006, the following proposals were submitted to stockholders with the following results:

1. Election of nine directors

                                             Number of Shares
                                     -------------------------------------
                                          For                 Withheld
                                     ---------------     -----------------
          Marvin D. Brailsford           21,681,563               521,915
          Thomas J. Frank, Sr.           21,430,983               772,495
          Jon E. M. Jacoby               21,468,729               734,749
          Bob L. Martin                  21,515,399               688,079
          Douglas H. Martin              21,570,630               632,848
          Dr. William C. Nylin, Jr.      21,408,662               794,816
          Scott L. Thompson              21,679,181               524,297
          William T. Trawick             14,907,089             7,296,389
          Theodore M. Wright             21,120,181             1,083,297


2. Approval of an amendment to the Amended and Restated 2003 Incentive Stock Option Plan to increase the number of shares of common stock that may be issued under the plan from 2,559,767 to 3,859,767.


                                      Number of Shares
                                     -----------------------
          For                                    17,994,641
          Against                                 1,665,663
          Abstain                                    10,271
          Broker Nonvotes                         2,532,903

3. Approval of an amendment to the 2003 Non-Employee Directors Stock Option Plan to increase the number of shares of common stock that may be issued under the plan from 300,000 to 600,000.



                                      Number of Shares
                                     -----------------------
          For                                    17,156,306
          Against                                 2,504,099
          Abstain                                    10,170
          Broker Nonvotes                         2,532,903

Item 5.  Other Information

    There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since we last provided disclosure in response to the requirements of Item 7(d)(2)(ii)(G) of Schedule 14A.

    The Company expects to reinstate the full salaries of three of its named officers effective September 16, 2006, who voluntarily took a temporary reduction in their base salary effective August 16, 2006. The three executives are Thomas J. Frank, Sr., Chairman of the Board of Directors and Chief Executive Officer, Dr. William C. Nylin, Jr., the Company's Chief Operating Officer and Executive Vice Chairman of the Board of Directors and Reymundo de la Fuente, Senior Vice President - Credit. The base salaries will be reinstated fully to the levels prior to the voluntary reduction.

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

Exhibit                                Description
Number

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

10.9.2 First Amendment to Credit Agreement dated August 28, 2006 by and between Conn Appliances, Inc. and CAI Credit Insurance Agency, Inc., the financial institutions listed on the signature pages thereto, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Conn's Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 28, 2006).

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

10.10.1 First Amendment to Receivables Purchase Agreement dated August 1, 2006, by and among Conn Funding II, L.P., as Purchaser, Conn Appliances, Inc. and CAI, L.P., collectively as Originator and Seller (filed herewith).

10.11 Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit
            10.11 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.11. 1 First Supplemental Indenture dated October 29, 2004 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit
            99.1 to Conn's, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on November 4,
            2004).

10.11. 2 Second Supplemental Indenture dated August 1, 2006 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit
            99.1 to Conn's, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 23,
            2006).

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

10.12.3 Amendment No. 3 to Series 2002-A Supplement. dated August 1, 2006, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (filed herewith).

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

10.14.3 Third Amendment to Servicing Agreement dated May 16, 2006, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (filed herewith).

10.14.4 Fourth Amendment to Servicing Agreement dated August 1, 2006, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (filed herewith).

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

10.23 Series 2006-A Supplement to Base Indenture, dated August 1, 2006, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (filed herewith).

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