Form 10-Q/A
period 2006-04-30
CONNS INC
filed 2006-10-04
CIK 1223389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 30, 2006:


               Class                                       Outstanding
--------------------------------------                  -----------------
Common stock, $.01 par value per share                      23,665,335

                                EXPLANATORY NOTE

                 Correction of Consolidated Financial Statements

     We are amending our Quarterly Report on Form 10-Q/A (the "Original Filing") for the quarter ended April 30, 2006, to correct a mistake in our consolidated balance sheet as of April 30, 2006 filed with our Quarterly Report on Form 10-Q/A for the quarter ended April 30, 2006, filed with the Securities and Exchange Commission on September 15, 2006. This amendment and correction are necessitated by a typographical error in the consolidated balance sheets, specifically in the line entitled "Accrued compensation and related expenses" and the resulting total lines.

     All of the information in this Form 10-Q/A is as of April 30, 2006 and does not reflect any subsequent information or events other than the correction indicated above. Only the following items have been amended as a result of the correction:

Part I - Item 1 - Financial Statements, Consolidated Balance Sheets, Page 1

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

                                TABLE OF CONTENTS
                                -----------------


PART I.       FINANCIAL INFORMATION                                                                    Page No.
              ---------------------                                                                    --------

Item 1.       Financial Statements...........................................................................1
--------
              Consolidated Balance Sheets as of January 31, 2006 and April 30, 2006..........................1

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

              Notes to Consolidated Financial Statements.....................................................5

Item 2.       Management's Discussion and Analysis of Financial Condition
--------          and Results of Operations.................................................................15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk....................................28
--------

Item 4.       Controls and Procedures.......................................................................29
--------

PART II.      OTHER INFORMATION
              -----------------

Item 1.       Legal Proceedings.............................................................................30
--------

Item 1A.      Risk Factors..................................................................................30
--------

Item 5.       Other Information.............................................................................30
--------

Item 6.       Exhibits......................................................................................30
--------

SIGNATURE         ..........................................................................................31

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                             Conn's, Inc.
                     CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share data)
        (As Adjusted, See Note 1 and As Restated, See Note 9)

                                               January 31,  April 30,
                                                  2006        2006
                                               ----------- -----------
                    Assets                                 (unaudited)

Current assets
   Cash and cash equivalents                   $   45,176  $   30,924
   Accounts receivable, net                        23,542      26,882
   Interests in securitized assets                139,282     139,022
   Inventories                                     73,987      80,527
   Prepaid expenses and other assets                4,004       4,510
                                               ----------- -----------
      Total current assets                        285,991     281,865
Non-current deferred income tax asset               2,464       2,881
Property and equipment
   Land                                             6,671       6,671
   Buildings                                        7,084      12,946
   Equipment and fixtures                           9,612      10,198
   Transportation equipment                         3,284       3,105
   Leasehold improvements                          65,507      66,057
                                               ----------- -----------
      Subtotal                                     92,158      98,977
Less accumulated depreciation                     (37,332)    (40,149)
                                               ----------- -----------
      Total property and equipment, net            54,826      58,828
Goodwill, net                                       9,617       9,617
Debt issuance costs and other assets, net             260         268
                                               ----------- -----------
       Total assets                            $  353,158  $  353,459
                                               =========== ===========

     Liabilities and Stockholders' Equity

Current liabilities
   Current portion of long-term debt           $      136  $        -
   Accounts payable                                40,920      36,884
   Accrued compensation and related expenses       18,847      10,645
   Accrued expenses                                17,380      17,062
   Income taxes payable                             8,794       5,602
   Deferred income taxes                            1,343       3,334
   Deferred revenues and allowances                 8,498       8,693
                                               ----------- -----------
      Total current liabilities                    95,918      82,220
Long-term debt                                          -           -
Non-current deferred income tax liability             903         960
Deferred gain on sale of property                     476         435
Stockholders' equity
   Preferred stock ($0.01 par value, 1,000,000
    shares authorized; none issued or
    outstanding)                                        -           -
   Common stock ($0.01 par value, 40,000,000
    shares authorized; 23,571,564 and
    23,665,335 shares issued and outstanding
    at January 31, 2006 and April 30, 2006,
    respectively)                                     236         237
   Additional paid-in capital                      89,027      90,551
   Accumulated other comprehensive income          10,492      11,001
   Retained earnings                              156,106     168,055
                                               ----------- -----------
      Total stockholders' equity                  255,861     269,844
                                               ----------- -----------
         Total liabilities and stockholders'
          equity                               $  353,158  $  353,459
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

                                                                  Three Months Ended
                                                                       April 30,
                                                              ---------------------------

                                                                  2005          2006
                                                              ------------- -------------

Revenues
  Product sales                                               $    127,275  $    158,509
  Service maintenance agreement commissions, net                     6,884         7,967
  Service revenues                                                   4,775         5,229
                                                              ------------- -------------

    Total net sales                                                138,934       171,705
  Finance charges and other                                         18,985        20,483
                                                              ------------- -------------

    Total revenues                                                 157,919       192,188

Cost and expenses
  Cost of goods sold, including warehousing and occupancy
   costs                                                           100,917       125,729
  Cost of parts sold, including warehousing and occupancy
   costs                                                             1,225         1,565
  Selling, general and administrative expense                       39,739        46,664
  Provision for bad debts                                              468            43
                                                              ------------- -------------

    Total cost and expenses                                        142,349       174,001
                                                              ------------- -------------

Operating income                                                    15,570        18,187
Interest (income) expense, net                                         355          (184)
Other (income) expense, net                                              6           (33)
                                                              ------------- -------------

Income before income taxes                                          15,209        18,404
Provision for income taxes
  Current                                                            7,543         5,086
  Deferred                                                          (2,202)        1,369
                                                              ------------- -------------

    Total provision for income taxes                                 5,341         6,455
                                                              ------------- -------------

Net income                                                    $      9,868  $     11,949
                                                              ============= =============

Earnings per share
  Basic                                                       $       0.42  $       0.51
  Diluted                                                     $       0.42  $       0.49
Average common shares outstanding
  Basic                                                             23,307        23,596
  Diluted                                                           23,775        24,448

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

                                                        Accum.
                                                        Other
                                      Common Stock     Compre-   Additional
                                   ------------------  hensive     Paid-in     Retained
                                    Shares   Amount     Income     Capital     Earnings     Total
                                   -------- --------- ---------- ----------- ----------- ------------

Balance January 31, 2006            23,572  $    236  $  10,492  $   89,027  $  156,106  $   255,861
Exercise of options to acquire
 91,698 shares of common stock          92         1                    938                      939

Issuance of 2,073 shares of common
 stock under Employee Stock
 Purchase Plan                           2                               60                       60

Stock-based compensation                                                393                      393

Tax benefit from options exercised                                      133                      133

Net income                                                                       11,949       11,949

Adjustment of fair value of
 securitized assets (net of tax of
 $264), net of reclassification
 adjustments of $3,330 (net of tax
 of $1,801)                                                 509                                  509
                                                                                         ------------

Total comprehensive income                                                                    12,458
                                   -------- --------- ---------- ----------- ----------- ------------
Balance April 30, 2006              23,666  $    237  $  11,001  $   90,551  $  168,055  $   269,844
                                   ======== ========= ========== =========== =========== ============

See notes to consolidated financial statements.

                                   Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                  (in thousands)
              (As Adjusted, See Note 1 and As Restated, See Note 9)

                                                          Three Months Ended
                                                               April 30,
                                                       -------------------------
                                                           2005         2006
                                                       ------------ ------------
Cash flows from operating activities
  Net income                                           $     9,868  $    11,949
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                             2,645        3,006
    Amortization                                               (59)         (97)
    Provision for bad debts                                    521           43
    Stock-based compensation                                   263          393
    Excess tax benefits from stock-based compensation            -         (133)
    Discounts on promotional credit                            111          217
    Accretion from interests in securitized assets          (4,897)      (5,131)
    Provision for deferred income taxes                     (2,202)       1,369
    Loss (Gain) from sale of property and equipment              6          (33)
    Loss from derivatives                                       69            -
  Changes in operating assets and liabilities:
    Accounts receivable                                      3,376        2,563
    Inventory                                               (7,048)      (6,541)
    Prepaid expenses and other assets                          251         (506)
    Accounts payable                                         2,593       (4,036)
    Accrued expenses                                          (536)      (8,520)
    Income taxes payable                                     6,584       (3,192)
    Deferred revenue and allowances                            111          265
                                                       ------------ ------------
Net cash provided by (used in) operating activities         11,656       (8,384)
                                                       ------------ ------------
Cash flows from investing activities
  Purchase of property and equipment                        (3,273)      (7,023)
  Proceeds from sale of property                                11           48
                                                       ------------ ------------
Net cash used in investing activities                       (3,262)      (6,975)
                                                       ------------ ------------
Cash flows from financing activities
  Proceeds from stock issued under employee benefit
   plans                                                       755        1,132
  Excess tax benefits from stock-based compensation              -          133
  Borrowings under lines of credit                          25,800        3,200
  Payments on lines of credit                              (36,300)      (3,200)
  Increase in debt issuance costs                                -          (22)
  Payment of promissory notes                                   (7)        (136)
                                                       ------------ ------------
Net cash provided by (used in) financing activities         (9,752)       1,107
                                                       ------------ ------------
Net change in cash                                          (1,358)     (14,252)
Cash and cash equivalents
  Beginning of the year                                      7,027       45,176
                                                       ------------ ------------
  End of period                                        $     5,669  $    30,924
                                                       ============ ============

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

                                                 Three Months Ended
                                                      April 30,
                                               -----------------------
                                                  2005        2006
                                               ----------- -----------

Common stock outstanding, beginning of period 23,267,596 23,571,564 Weighted average common stock issued in stock
 option exercises                                  38,893      24,095
Weighted average common stock issued to
 employee stock purchase plan                         985         722
                                               ----------- -----------
Shares used in computing basic earnings per
 share                                         23,307,474  23,596,381
Dilutive effect of stock options, net of
 assumed repurchase of treasury stock             548,093     851,192
                                               ----------- -----------
Shares used in computing diluted earnings per
 share                                         23,855,567  24,447,573
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

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                                                  Three Months Ended
                                                       April 30,
                                                 ---------------------
                                                    2005       2006
                                                 ---------- ----------

Net income available for common stockholders as
 reported                                        $   9,868  $  11,949
Add: Stock-based compensation recorded, net of
 tax                                                   220        324
Less: Stock-based compensation, net of tax
 for all awards                                       (324)      (372)
                                                 ---------- ----------
Pro forma net income                             $   9,764  $  11,901
                                                 ========== ==========

Earnings per share-as reported:
  Basic                                          $    0.42  $    0.51
  Diluted                                        $    0.42  $    0.49
Pro forma earnings per share:
  Basic                                          $    0.42  $    0.50
  Diluted                                        $    0.41  $    0.49


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

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

2. Supplemental Disclosure of Revenue and Comprehensive Income

     The following is a summary of the classification of the amounts included as Finance charges and other for the three months ended April 30, 2005 and 2006 (in thousands):

                                               Three Months Ended
                                                    April 30,
                                              ---------------------
                                                 2005       2006
                                              ---------- ----------
          Securitization income               $  13,305  $  15,237
          Income from receivables not sold          280        335
          Insurance commissions                   4,155      4,266
          Other                                   1,245        645
                                              ---------- ----------
          Finance charges and other           $  18,985  $  20,483
                                              ========== ==========

     The components of total comprehensive income for the three months ended April 30, 2005 and 2006 are presented in the table below (in thousands):

                                               Three Months Ended
                                                    April 30,
                                              ---------------------
                                                 2005       2006
                                              ---------- ----------
          Net income                          $   9,868  $  11,949
          Unrealized gain on derivative
           instruments                              246          -
          Taxes on unrealized gain on
           derivatives                              (86)         -
          Adjustment of fair value of
           securitized assets                    (1,409)       773
          Taxes on adjustment of fair value         494       (264)
                                              ---------- ----------
          Total comprehensive income          $   9,113  $  12,458
                                              ========== ==========

3. Supplemental Disclosure Regarding Managed Receivables

     The following tables present quantitative information about the receivables portfolios managed by the Company (in thousands):

                                    Total Principal Amount   Principal Amount 60 Days
                                         of Receivables         or More Past Due(1)
                                    -----------------------  ------------------------
                                    January 31,  April 30,    January 31,  April 30,
                                       2006        2006          2006        2006
                                    ----------- -----------  ------------ -----------
 Primary portfolio:
            Installment             $  380,603  $  367,774   $    24,934  $   21,914
            Revolving                   41,046      43,677         1,095       1,178
                                    ----------- -----------  ------------ -----------
 Subtotal                              421,649     411,451        26,029      23,092
 Secondary portfolio:
            Installment                 98,072     110,081         9,508       7,798
                                    ----------- -----------  ------------ -----------
 Total receivables managed             519,721     521,532        35,537      30,890
 Less receivables sold                 509,681     510,944        33,483      29,076
                                    ----------- -----------  ------------ -----------
 Receivables not sold                   10,040      10,588   $     2,054  $    1,814
                                                             ============ ===========
 Non-customer receivables               13,502      16,294
                                    ----------- -----------
           Total accounts
            receivable, net         $   23,542  $   26,882
                                    =========== ===========

(1) Amounts are based on end of period balances. The principal amount 60 days or more past due relative to total receivables managed is not necessarily indicative of relative balances expected at other times during the year due to seasonal fluctuations in delinquency.

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                                         Average Balances      Credit Charge-offs
                                       ---------------------  ---------------------
                                        Three Months Ended     Three Months Ended
                                             April 30,            April 30, (1)
                                       ---------------------  ---------------------
                                          2005       2006        2005       2006
                                       ---------- ----------  ---------- ----------
 Primary portfolio:
            Installment                $ 331,285  $ 373,072
            Revolving                     30,452     42,553
                                       ---------- ----------
 Subtotal                                361,737    415,625   $   2,570  $   3,650
 Secondary portfolio:
            Installment                   74,823    104,610         408      1,028
                                       ---------- ----------  ---------- ----------
 Total receivables managed               436,560    520,235       2,978      4,678
 Less receivables sold                   427,129    509,809       2,731      4,525
                                       ---------- ----------  ---------- ----------
 Receivables not sold                  $   9,431  $  10,426   $     247  $     153
                                       ========== ==========  ========== ==========

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

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

     A summary of the status of the Company's Incentive Stock Option Plan and the activity during the three months ended April 30, 2005 and 2006 is presented below (shares in thousands):

                                                                      Three Months Ended April 30,
                                                        -------------------------------------------------------
                                                                    2005                        2006
                                                        --------------------------- ---------------------------
                                                                        Weighted                    Weighted
                                                                         Average                     Average
                                                                        Exercise                    Exercise
                                                           Shares         Price        Shares         Price
                                                        ------------- ------------- ------------- -------------

Outstanding, beginning of period                               1,666  $      11.50         1,626  $      16.31
Granted                                                            -             -             -             -
Exercised                                                        (81) $      (8.85)          (85) $      (9.92)
Forfeited                                                        (19) $     (12.36)           (1) $     (16.28)
                                                        -------------               -------------
Outstanding, end of period                                     1,566  $      11.62         1,540  $      16.67
                                                        =============               =============
Options exercisable at end of period                             631                         659
Options available for grant                                      703                         454
Intrinsic value of options exercised during the period   $0.7 million                $2.2 million

                                                 Options Outstanding          Options Exercisable
                                         ----------------------------------- ---------------------
                                                        Weighted
                                                         Average
                                            Shares      Remaining   Weighted   Shares    Weighted
                                          Outstanding  Contractual  Average  Exercisable Average
                                           April 30,     Life in    Exercise  April 30,  Exercise
       Range of Exercise Prices              2006         Years      Price      2006      Price
--------------------------------------   ------------- ----------- --------- ----------- ---------
$4.29-$4.29                                         9         3.7  $   4.29           9  $   4.29
$8.21-$10.83                                      630         5.1  $   8.55         504  $   8.40
$14.00 -$16.49                                    294         7.7  $  14.32          97  $  14.13
$17.73-$17.73                                     280         8.6  $  17.73          49  $  17.73
$33.88-$33.88                                     327         9.6  $  33.88           -  $      -
                                         -------------                       -----------
  Total                                         1,540         7.2  $  16.67         659  $   9.88
                                         =============                       ===========

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

Increase in Net Income

                                             Quarters ended April 30,
                                            --------------------------
(Dollars in thousands)                          2005          2006
                                            ------------  ------------
As Previously Reported net income           $     9,582   $    11,378

Securitization income                               387         1,100
Selling, general and administrative expense           -          (220)
Provision for bad debts                              53             -
Income tax provision                               (154)         (309)
                                            ------------  ------------
  Total adjustment                                  286           571
                                            ------------  ------------

Restated net income                         $     9,868   $    11,949
                                            ============  ============
Percent change                                      3.0%          5.0%

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

                                     Conn's, Inc.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except share data)

                                                Quarters ended April 30,
                                   ---------------------------------------------------
                                             2005                      2006
                                   ------------------------- -------------------------
                                       As                        As
                                    Previously                Previously
                                     Reported     Restated     Reported     Restated
                                   ------------ ------------ ------------ ------------
Finance charges and other          $    19,229  $    18,985  $    20,410  $    20,483
Total revenues                         158,163      157,919      192,115      192,188
Provision for bad debts                  1,152          468        1,070           43
Total cost and expenses                142,039      142,349      174,808      174,001
Operating income                        15,124       15,570       17,307       18,187
Income before income taxes              14,769       15,209       17,524       18,404
Total provision for income taxes         5,187        5,341        6,146        6,455
Net Income                               9,582        9,868       11,378       11,949
Earnings per share
  Basic                            $      0.41  $      0.42  $      0.48  $      0.51
  Diluted                          $      0.40  $      0.42  $      0.47  $      0.49

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                                  Conn's, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                             January 31, 2006          April 30, 2006
                                          -----------------------  -----------------------
                                              As                       As
                                           Previously               Previously
                                            Reported   Restated      Reported   Restated
                                          ----------- -----------  ----------- -----------
Interests in securitized assets           $  123,449  $  139,282   $  122,056  $  139,022
Deferred income taxes                          4,971           -        3,518           -
Total current assets                         275,129     285,991      268,417     281,865
Total assets                                 342,296     353,158      340,011     353,459

Accrued expenses                              17,380      17,380       16,842      17,062
Income taxes payable                           8,794       8,794        5,679       5,602
Deferred income taxes                            757       1,343          906       3,334
Total current liabilities                     95,332      95,918       79,649      82,220
Accumulated other comprehensive income         8,004      10,492        8,483      11,001
Retained earnings                            148,318     156,106      159,696     168,055
Total stockholders' equity                   245,585     255,861      258,967     269,844
Total liabilities and stockholders'
 equity                                   $  342,296  $  353,158   $  340,011  $  353,459

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Quarters Ended April 30,
                                               ----------------------------------------------------
                                                         2005                       2006
                                               -------------------------  -------------------------
                                                   As                         As
                                                Previously                 Previously
                                                 Reported     Restated      Reported     Restated
                                               ------------ ------------  ------------ ------------
Cash flows from operating activities
Net income                                     $     9,582  $     9,868   $    11,378  $    11,949
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for bad debts                              1,152          521         1,070           43
Accretion from interests in securitized assets      (3,606)      (4,897)       (3,407)      (5,131)
Provision for deferred income taxes                 (2,355)      (2,202)          983        1,369
Change in operating assets and liabilities:
Accounts receivable                                  1,894        3,376           912        2,563

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

Results of Operations

     The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

                                                                   Three Months Ended
                                                                        April 30,
                                                                  ---------------------
                                                                     2005       2006
                                                                  ---------- ----------
Revenues:
   Product sales                                                      80.6 %     82.5 %
   Service maintenance agreement commissions (net)                      4.4        4.1
   Service revenues                                                     3.0        2.7
                                                                  ---------- ----------
     Total net sales                                                   88.0       89.3
   Finance charges and other                                           12.0       10.7
                                                                  ---------- ----------
          Total revenues                                              100.0      100.0
Costs and expenses:

   Cost of goods sold, including warehousing and occupancy cost        63.9       65.4
   Cost of parts sold, including warehousing and occupancy cost         0.8        0.8
   Selling, general and administrative expense                         25.1       24.3
   Provision for bad debts                                              0.3        0.0
                                                                  ---------- ----------
          Total costs and expenses                                     90.1       90.5
                                                                  ---------- ----------
   Operating income                                                     9.9        9.5
   Interest (income) expense, net                                       0.3       (0.1)
   Other (income) expense, net                                          0.0        0.0
                                                                  ---------- ----------
   Income before income taxes                                           9.6        9.6
   Provision for income taxes                                           3.4        3.4
                                                                  ---------- ----------
   Net income                                                          6.2 %      6.2 %
                                                                  ========== ==========

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

                                          Three Months Ended April,
                                 -------------------------------------------
                                         2005                  2006
                                 --------------------- ---------------------  Percent
            Category               Amount     Percent    Amount     Percent   Increase
                                 ----------- --------- ----------- --------- ----------

Major home appliances            $   46,601     33.4 % $   61,864     36.0 %     32.8 % (1)
Consumer electronics                 43,654      31.4      53,636      31.2       22.9  (2)
Track                                22,741      16.4      23,206      13.5        2.0  (3)
Delivery                              2,023       1.5       2,872       1.7       42.0  (4)
Lawn and garden                       5,283       3.8       5,116       3.0       (3.2) (5)
Mattresses                            2,907       2.1       5,096       3.0       75.3  (6)
Furniture                             2,996       2.2       5,405       3.2       80.4  (7)
Other                                 1,070       0.8       1,314       0.8       22.8  (2)
                                 ----------- --------- ----------- ---------
     Total product sales            127,275      91.6     158,509      92.4       24.5
Service maintenance agreement
 commissions                          6,884       5.0       7,967       4.6       15.7
Service revenues                      4,775       3.4       5,229       3.0        9.5
                                 ----------- --------- ----------- ---------
     Total net sales             $  138,934    100.0 % $  171,705    100.0 %     23.6 %
                                 =========== ========= =========== =========

--------------------------------------------------------------------------------
     (1) In addition to strong overall sales growth, appliance sales benefited from increases in unit price points driven by consumers selecting higher priced appliance products, including high-efficiency washers and dryers and stainless kitchen appliances.
     (2) These increases are consistent with overall increase in product sales and improved unit prices.
     (3) The smaller level of track sales (consisting largely of computers, computer peripherals, portable electronics and small appliances) growth is due primarily to reduced unit prices and reduced sales of computers.
     (4) This increase is due primarily to the increase in total product sales as well as an increase in the fees charged for deliveries.
     (5) A delayed selling season due to dry weather contributed to this decrease.
     (6) This increase is due to increased emphasis on bedding and improved execution at our stores in the sale of this category.
     (7) This increase is due to the increased emphasis on the sales of furniture, primarily sofas, recliners and entertainment centers, and new product lines added to this category.

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

     A summary of the significant financial covenants that govern our bank credit facility compared to our actual D][GRAPHIC OMITTED][GRAPHIC OMITTED] compliance status at April 30, 2006, is presented below:

                                                                                            Required
                                                                                            Minimum/
                                                                          Actual            Maximum
                                                                    ------------------ ------------------
Debt service coverage ratio must exceed required minimum               4.50 to 1.00       2.00 to 1.00
Total adjusted leverage ratio must be lower than required maximum      1.45 to 1.00       3.00 to 1.00
Consolidated net worth must exceed required minimum                   $258.8 million     $154.8 million
Charge-off ratio must be lower than required maximum                   0.03 to 1.00       0.06 to 1.00
Extension ratio must be lower than required maximum                    0.02 to 1.00       0.05 to 1.00
Thirty-day delinquency ratio must be lower than required maximum       0.08 to 1.00       0.13 to 1.00

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

     A summary of the significant financial covenants that govern the Series A variable funding note compared to actual compliance status at April 30, 2006, is presented below:

                                                                               Required
                                                                               Minimum/
                                                             As reported       Maximum
                                                            -------------- ---------------
Issuer interest must exceed required minimum                $43.1 million   $45.6 million
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

Securitization Facilities
We finance most of our customer receivables through asset-backed securitization facilities

                                                                       --------------------------
                                                                             Series A Note
                                                             ----->           $250 million
                                                             -            Credit Rating: P1/A2
              Customer Receivables                           -          Three Pillars Funding LLC
----------    -------------------->    ----------------      -         --------------------------
                                          Qualifying         -
  Retail                               Special Purpose  <-----
  Sales                                    Entity            -
  Entity                                   ("QSPE")          -
----------   <--------------------     ----------------      -         --------------------------
              1. Cash Proceeds                               -               Series B Bonds
              2. Subordinated Securities                     -               $200 million
              3. Right to Receive Cash Flows                 -           Private Institutional
                 Equal to Interest Rate Spread               ----->            Investors
                                                                         Class A: $120 mm (Aaa)
                                                                         Class B: $57.8 mm (A2)
                                                                        Class C: $22.2 mm (Baa2)
                                                                       --------------------------

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

                                       CONN'S, INC.

                                       By:  /s/ David L. Rogers
                                            ------------------------------------
                                            David L. Rogers
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            duly authorized to sign this report
                                            on behalf of the registrant)

Date: October 4, 2006

                                INDEX TO EXHIBITS

Exhibit                            Description
Number                             -----------
-------

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