Form 10-Q
period 2006-10-31
CONNS INC
filed 2006-11-30
CIK 1223389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                Commission File Number
                October 31, 2006                               000-50421

                                  CONN'S, INC.
             (Exact name of registrant as specified in its charter)

                  A Delaware Corporation                       06-1672840
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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 27, 2006:



                      Class                                    Outstanding
------------------------------------------------      --------------------------
    Common stock, $.01 par value per share                      23,735,622

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                                                   Page No.
              ---------------------                                                                   --------

Item 1.       Financial Statements...........................................................................1
-------

              Consolidated Balance Sheets as of January 31, 2006 and October 31, 2006........................1

              Consolidated Statements of Operations for the three and nine months ended
                  October 31, 2005 and 2006..................................................................2

              Consolidated Statement of Stockholders' Equity for the nine months ended
                  October 31, 2006...........................................................................3

              Consolidated Statements of Cash Flows for the nine months ended
                  October 31, 2005 and 2006..................................................................4

              Notes to Consolidated Financial Statements.....................................................5

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................................16

Item 3.       Quantitative and Qualitative Disclosures About Market Risk....................................35
-------

Item 4.       Controls and Procedures.......................................................................35
-------

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.............................................................................36
-------

Item 1A.      Risk Factors..................................................................................36
--------

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds...................................36
-------

Item 5.       Other Information.............................................................................36
-------

Item 6.       Exhibits......................................................................................36
-------


SIGNATURE ..................................................................................................37


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                                      Conn's, Inc.
                                              CONSOLIDATED BALANCE SHEETS
                                           (in thousands, except share data)
                                 (As Adjusted, see Note 1, and As Restated, see Note 8)

                                             Assets                                              January 31,  October 31,
                                                                                                     2006         2006
                                                                                                ------------  -----------
Current assets                                                                                                (unaudited)
 Cash and cash equivalents.......................................................................  $ 45,176     $ 44,127
 Accounts receivable, net........................................................................    23,542       30,570
 Interests in securitized assets.................................................................   139,282      123,104
 Inventories.....................................................................................    73,987       77,224
 Deferred income taxes...........................................................................         -          186
 Prepaid expenses and other assets...............................................................     4,004        5,440
                                                                                                 -----------  -----------
       Total current assets......................................................................   285,991      280,651
Non-current deferred income tax asset............................................................     1,561        2,016
Property and equipment...........................................................................
 Land............................................................................................     6,671        9,025
 Buildings.......................................................................................     7,084       11,935
 Equipment and fixtures..........................................................................     9,612       12,686
 Transportation equipment........................................................................     3,284        2,942
 Leasehold improvements..........................................................................    65,507       67,945
                                                                                                 -----------  -----------
       Subtotal..................................................................................    92,158      104,533
 Less accumulated depreciation...................................................................   (37,332)     (44,817)
                                                                                                 -----------  -----------
       Total property and equipment, net.........................................................    54,826       59,716
Goodwill, net....................................................................................     9,617        9,617
Debt issuance costs and other assets, net........................................................       260          221
                                                                                                 -----------  -----------
        Total assets.............................................................................  $352,255     $352,221
                                                                                                 ===========  ===========
                              Liabilities and Stockholders' Equity
Current liabilities
 Current portion of long-term debt...............................................................  $    136     $     83
 Accounts payable................................................................................    40,920       32,286
 Accrued compensation and related expenses.......................................................    18,847        7,519
 Accrued expenses................................................................................    17,380       20,316
 Income taxes payable............................................................................     8,794          450
 Deferred income taxes...........................................................................     1,343            -
 Deferred revenues and allowances................................................................     8,498        9,549
                                                                                                 -----------  -----------
       Total current liabilities.................................................................    95,918       70,203
Long-term debt...................................................................................         -          116
Deferred gain on sale of property................................................................       476          351
Stockholders' equity
 Preferred stock ($0.01 par value, 1,000,000 shares authorized;..................................
    none issued or outstanding)..................................................................         -            -
 Common stock ($0.01 par value, 40,000,000 shares authorized;....................................
      23,571,564 and 23,735,122 shares issued and outstanding....................................
      at January 31, 2006 and October 31, 2006, respectively)....................................       236          237
 Additional paid-in capital......................................................................    89,027       92,121
 Accumulated other comprehensive income..........................................................    10,492        6,124
 Retained earnings...............................................................................   156,106      183,753
 Treasury stock, at cost, 0 and 33,800 shares, respectively......................................         -         (684)
                                                                                                 -----------  -----------
       Total stockholders' equity................................................................   255,861      281,551
                                                                                                 -----------  -----------
          Total liabilities and stockholders' equity.............................................  $352,255     $352,221
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

                                                                                Three Months Ended   Nine Months Ended
                                                                                    October 31,         October 31,
                                                                                ------------------- --------------------
                                                                                  2005      2006      2005       2006
                                                                                --------- --------- ---------- ---------


Revenues
 Product sales..................................................................$140,405  $139,594  $398,547   $448,750
 Service maintenance agreement commissions, net.................................   7,506     6,845    22,238     21,875
 Service revenues...............................................................   5,157     5,951    15,066     17,107
                                                                                --------- --------- ---------  ---------

   Total net sales.............................................................. 153,068   152,390   435,851    487,732
 Finance charges and other......................................................  19,521    21,303    59,217     60,353
                                                                                --------- --------- ---------  ---------

   Total revenues............................................................... 172,589   173,693   495,068    548,085

Cost and expenses...............................................................
 Cost of goods sold, including warehousing......................................
  and occupancy costs........................................................... 110,024   110,627   314,520    356,112
 Cost of parts sold, including warehousing......................................
  and occupancy costs...........................................................   1,334     1,834     3,795      4,788
 Selling, general and administrative expense....................................  47,152    49,701   131,841    144,790
 Provision for bad debts........................................................     331       526       662        959
                                                                                --------- --------- ---------  ---------

   Total cost and expenses...................................................... 158,841   162,688   450,818    506,649
                                                                                --------- --------- ---------  ---------

Operating income................................................................  13,748    11,005    44,250     41,436
Interest (income) expense, net..................................................      74      (141)      488       (512)
Other (income) expense, net.....................................................     (27)      (19)        7       (773)
                                                                                --------- --------- ---------  ---------

Income before income taxes......................................................  13,701    11,165    43,755     42,721
Provision for income taxes......................................................
 Current........................................................................   5,623     4,449    18,730     14,782
 Deferred.......................................................................    (777)     (438)   (3,291)       292
                                                                                --------- --------- ---------  ---------

   Total provision for income taxes.............................................   4,846     4,011    15,439     15,074
                                                                                --------- --------- ---------  ---------

Net income......................................................................$  8,855  $  7,154  $ 28,316   $ 27,647
                                                                                ========= ========= =========  =========

Earnings per share..............................................................
 Basic..........................................................................$   0.38  $   0.30  $   1.21   $   1.17
 Diluted........................................................................$   0.36  $   0.30  $   1.18   $   1.14
Average common shares outstanding...............................................
 Basic..........................................................................  23,458    23,698    23,378     23,658
 Diluted........................................................................  24,265    24,165    24,020     24,318

See notes to consolidated financial statements.


                                                      Conn's, Inc.
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                           Nine Months Ended October 31, 2006
                                                      (unaudited)
                                        (in thousands except descriptive shares)
                                 (As Adjusted, See Note 1 and As Restated, See Note 8)

                                                                        Accum.
                                                                         Other
                                                         Common Stock   Compre-  Additional
                                                        --------------  hensive   Paid-in   Retained  Treasury
                                                        Shares  Amount  Income    Capital   Earnings   Stock     Total
                                                        ------- ------ --------  ---------  --------- -------- ---------

Balance January 31, 2006................................23,572   $236  $10,492    $89,027   $156,106    $   -  $255,861

Exercise of options to
 acquire 155,328 shares
 of common stock........................................   155      1               1,510                         1,511

Issuance of 8,230 shares of
 common stock under
 Employee Stock
 Purchase Plan..........................................     8                        184                           184

Stock-based compensation................................                            1,204                         1,204

Purchase of 33,800 shares
 of treasury stock......................................                                                 (684)     (684)

Tax benefit from
 options exercised......................................                              196                           196

Net income..............................................                                      27,647             27,647

Adjustment of fair value of securitized
 assets (including tax benefit of
 $2,276), net of reclassification
 adjustments of $6,909 (net of
 tax of $3,886).........................................                (4,368)                                  (4,368)
                                                                                                               ---------

Total comprehensive income..............................                                                         23,279
                                                        ------- ------ --------  ---------  --------- -------- ---------
Balance October 31, 2006................................23,735   $237  $ 6,124    $92,121   $183,753    $(684) $281,551
                                                        ======= ====== ========  =========  ========= ======== =========

See notes to consolidated financial statements.


                                                      Conn's, Inc.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited) (in thousands)
                                 (As Adjusted, See Note 1 and As Restated, See Note 8)
                                                                                                     Nine Months Ended
                                                                                                         October 31,
                                                                                                     -------------------
                                                                                                       2005      2006
                                                                                                     --------- ---------
Cash flows from operating activities
 Net income......................................................................................... $ 28,316  $ 27,647
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation......................................................................................    8,356     9,292
  Amortization......................................................................................     (210)     (336)
  Provision for bad debts...........................................................................      662       959
  Stock-based compensation..........................................................................      785     1,204
  Excess tax benefits from stock-based compensation.................................................      (23)     (196)
  Discounts on promotional credit...................................................................      611     1,001
  Accretion from interests in securitized assets....................................................  (14,415)  (14,182)
  Provision for deferred income taxes...............................................................   (3,291)      292
  Loss (Gain) from sale of property and equipment...................................................        8      (773)
  Loss from derivatives.............................................................................       69         -
Changes in operating assets and liabilities:
  Accounts receivable...............................................................................    1,277    14,728
  Inventory.........................................................................................   (9,290)   (3,237)
  Prepaid expenses and other assets.................................................................     (482)   (1,436)
  Accounts payable..................................................................................   26,019    (8,634)
  Accrued expenses..................................................................................    8,093    (8,392)
  Income taxes payable..............................................................................    4,493    (8,148)
  Deferred revenue and allowances...................................................................      851     1,301
                                                                                                     --------- ---------
Net cash provided by operating activities...........................................................   51,829    11,090
                                                                                                     --------- ---------
Cash flows from investing activities................................................................
 Purchase of property and equipment.................................................................  (14,107)  (15,681)
 Proceeds from sales of property....................................................................       22     2,272
                                                                                                     --------- ---------
Net cash used in investing activities...............................................................  (14,085)  (13,409)
                                                                                                     --------- ---------
Cash flows from financing activities
 Proceeds from stock issued under employee benefit plans............................................    2,022     1,695
 Purchase of treasury stock.........................................................................        -      (684)
 Excess tax benefits from stock-based compensation..................................................       23       196
 Borrowings under lines of credit...................................................................   62,300    13,400
 Payments on lines of credit........................................................................  (72,800)  (13,400)
 Increase in debt issuance costs....................................................................     (130)        -
 Borrowings under promissory notes..................................................................        -       208
 Payment of promissory notes........................................................................      (21)     (145)
                                                                                                     --------- ---------
Net cash provided by (used in) financing activities.................................................   (8,606)    1,270
                                                                                                     --------- ---------
Net change in cash..................................................................................   29,138    (1,049)
 Cash and cash equivalents..........................................................................
 Beginning of the year..............................................................................    7,027    45,176
                                                                                                     --------- ---------
End of period....................................................................................... $ 36,165  $ 44,127
                                                                                                     ========= =========


See notes to consolidated financial statements.

                                  Conn's , Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                October 31, 2006

1.  Summary of Significant Accounting Policies

    Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007. The financial statements should be read in conjunction with the Company's (as defined below) audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A filed on September 15, 2006.

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

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


    Earnings Per Share. In accordance with SFAS No. 128, Earnings per Share, the Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any stock options granted calculated under the treasury-stock method. The following table sets forth the shares outstanding for the earnings per share calculations:

                                                                           Three Months Ended       Nine Months Ended
                                                                              October 31,              October 31,
                                                                        ------------------------ -----------------------
                                                                           2005        2006         2005        2006
                                                                        ----------- -----------  ----------- -----------

 Common stock outstanding, beginning of period..........................23,388,235  23,697,318   23,267,596  23,571,564
 Weighted average common stock issued in stock
  option exercises......................................................    68,646      15,100      106,292      87,919
 Weighted average common stock issued to employee
  stock purchase plan...................................................       866       1,184        3,879       3,282
 Weighted average treasury stock purchased..............................         -     (15,185)           -      (5,117)
                                                                        ----------- -----------  ----------- -----------
 Shares used in computing basic earnings per share......................23,457,747  23,698,417   23,377,767  23,657,648
 Dilutive effect of stock options, net of assumed
  repurchase of treasury stock..........................................   807,565     466,741      642,415     659,870
                                                                        ----------- -----------  ----------- -----------
 Shares used in computing diluted earnings per share....................24,265,312  24,165,158   24,020,182  24,317,518
                                                                        =========== ===========  =========== ===========

    Goodwill. Goodwill represents the excess of purchase price over the fair market value of net assets acquired. The Company assesses the potential future impairment of goodwill on an annual basis, or at any other time when impairment indicators exist. The Company concluded at January 31, 2006 and October 31, 2006 that no impairment of goodwill existed.

    Stock-Based Compensation. On February 1, 2006, the Company adopted SFAS No. 123R, Stock-Based Payment, using the modified retrospective application transition. Under the modified retrospective application transition, all prior period financial statements have been adjusted to give effect to the fair-value-based method of accounting for stock-based compensation. The adoption of this statement impacted the financial statements presented as follows:

     o For the three months ended October 31, 2005 and 2006, Income before income taxes was reduced by $0.2 million and $0.4 million, respectively. For the nine months ended October 31, 2005 and 2006, Income before income taxes was reduced by $0.8 million and $1.2 million, respectively.

     o For the three months ended October 31, 2005 and 2006, Net income was reduced by $0.2 million and $0.3 million, respectively. For the nine months ended October 31, 2005 and 2006, Net income was reduced by $0.6 million and $1.0 million, respectively.

     o For the three months ended October 31, 2005 and 2006, Basic earnings per share was reduced by $.01 and $.01, respectively. For the nine months ended October 31, 2005 and 2006, Basic earnings per share was reduced by $.03 and $.04, respectively.

     o For the three months ended October 31, 2005 and 2006, Diluted earnings per share was reduced by $.01 and $.01, respectively. For the nine months ended October 31, 2005 and 2006, Diluted earnings per share was reduced by $.03 and $.04, respectively.

     o For the nine months ended October 31, 2005 and 2006, Cash flows from operating activities were reduced by, and Cash flows from investing activities were increased by, $0.0 and $0.2 million, respectively.

     o As of January 31, 2006, the Current deferred income tax asset increased $0.3 million, Additional paid-in capital increased $2.0 million and Retained earnings decreased $1.7 million.

    For post-IPO stock option grants, the Company has used the Black-Scholes model to determine fair value. Stock-based compensation expense is recorded, net of estimated forfeitures, on a straight-line basis over the vesting period of the applicable grant. Prior to the IPO, the value of the options issued was estimated using the minimum valuation option-pricing model. Since the minimum valuation option-pricing model does not qualify as a fair value pricing model under FAS 123R, the Company follows the intrinsic value method of accounting for stock-based compensation to employees for these grants, as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

to Employees, and related interpretations. If compensation expense for the Company's stock options granted prior to the IPO had been recognized using the fair value method of accounting under SFAS No. 123, net income available for common stockholders for the three months ended October 31, 2005 and 2006 would have decreased by 0.8% and 0.2%, respectively. Net income available for common stockholders for the nine months ended October 31, 2005 and 2006 would have decreased by 1.0% and 0.4%, respectively. The following table presents the impact to earnings per share as if the Company had adopted the fair value recognition provisions of SFAS No. 123 (dollars in thousands except per share data):

                                                                                     Three Months Ended Nine Months Ended
                                                                                         October 31,       October 31,
                                                                                     ------------------ -----------------
                                                                                         2005    2006     2005     2006
                                                                                       ------- -------  -------- --------

Net income available for common stockholders as reported...............................$8,855  $7,154  $28,316  $27,647
Add: Stock-based compensation recorded, net of tax.....................................   199     332      647      994
Less: Stock-based compensation, net of tax.............................................
 for all awards........................................................................  (271)   (345)    (925)  (1,104)
                                                                                       ------- ------- -------- --------
Pro forma net income...................................................................$8,783  $7,141  $28,038  $27,537
                                                                                       ======= ======= ======== ========

Earnings per share-as reported:
 Basic.................................................................................$ 0.38  $ 0.30  $  1.21  $  1.17
 Diluted...............................................................................$ 0.36  $ 0.30  $  1.18  $  1.14
Pro forma earnings per share:..........................................................
 Basic.................................................................................$ 0.37  $ 0.30  $  1.20  $  1.16
 Diluted...............................................................................$ 0.36  $ 0.30  $  1.17  $  1.13

    As of October 31, 2006, the total compensation cost related to non-vested awards not yet recognized totaled $4.3 million and is expected to be recognized over a weighted average period of 3.3 years.

    Application of APB 21 to Promotional Credit Programs that Exceed One Year in
Duration: The Company offers promotional credit payment plans, on certain products, that extend beyond one year. In accordance with APB 21, Interest on Receivables and Payables, such sales are discounted to their fair value resulting in a reduction in sales and receivables and the amortization of the discount amount over the term of the deferred interest payment plan. The difference between the gross sale and the discounted amount is reflected as a reduction of Product sales in the consolidated statements of operations and the amount of the discount being amortized in the current period is recorded in Finance charges and other. For the three months ended October 31, 2005 and 2006, Product sales were reduced by $0.7 million and $1.7 million, respectively, and Finance charges and other was increased by $0.7 million and $0.8 million, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount. For the nine months ended October 31, 2005 and 2006, Product sales were reduced by $2.3 million and $3.3 million, respectively, and Finance charges and other was increased by $1.7 million and $2.3 million, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount.

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

    The tax changes impacted earnings beginning in the quarter ended July 31, 2006. For the quarter and nine months ended October 31, 2006, the Company accrued, net of federal tax benefit, approximately $173,000 and $290,000, respectively, in additional tax liability and had initially recorded approximately $29,000 in deferred tax assets as a result of the new margin tax.

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

    In February 2006, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, was issued. This statement is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently analyzing the impact this statement will have on its financial condition and results of operations.

    In February 2006, the FASB Emerging Issues Task Force issued EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The Task Force reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus is effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company has evaluated the EITF and will disclose its accounting policy regarding the presentation of sales taxes beginning with the first quarter of fiscal 2008.

    In July 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, was issued. This interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the impact this statement will have on its financial condition and results of operations.

    In September 2006, SFAS No. 157, Fair Value Measurements, was issued. This statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently analyzing the impact this statement will have on its financial condition and results of operations.

    In September 2006, Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, was issued. This bulletin addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This bulletin is effective for fiscal years ending after November 15, 2006.

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

    Reclassifications. Certain reclassifications have been made in the prior year's financial statements to conform to the current year's presentation. Specifically, Other (income) expense, which consists of (gain) loss on sales of property and equipment, is now separately detailed. Previously these amounts were included in Selling, general and administrative expense. Additionally, the impact of the cancellation of insurance policies on charged-off receivables, which were previously included in the Provision for bad debts on the consolidated statements of operations, are now reported as a reduction of Insurance commissions, which is included in Finance charges and other.

2.   Supplemental Disclosure of Revenue and Comprehensive Income

    The following is a summary of the classification of the amounts included as Finance charges and other for the three and nine months ended October 31, 2005 and 2006 (in thousands):

                                                                                    Three Months Ended  Nine Months Ended
                                                                                       October 31,        October 31,
                                                                                     ----------------- -----------------
                                                                                        2005     2006     2005     2006
                                                                                     -------- -------- -------- --------
Securitization income (1)............................................................$15,146  $16,783  $43,445  $45,294
Income from receivables not sold.....................................................    319      306      903      964
Insurance commissions................................................................  3,643    4,074   12,025   13,069
Other................................................................................    413      140    2,844    1,026
                                                                                     -------- -------- -------- --------
Finance charges and other............................................................$19,521  $21,303  $59,217  $60,353
                                                                                     ======== ======== ======== ========

(1) Due to the expectation of higher credit losses during the last six months of the current fiscal year, resulting primarily from disruption to our credit operations as a result of Hurricane Rita, a $1.5 million impairment charge was recorded in Securitization income during the three months ended July 31, 2006. The impairment charge was based on an estimated average credit charge-off rate of 3.6% over the six month period ending January 31, 2007. The increase in credit losses for three month period was in-line with our expectations at the time we recorded the impairment charge. The charge-off rate used in the valuation of the interest in securitized assets is expected to return to the level of the historical 3.0% charge-off rate assumption at the beginning of the next fiscal year.


The components of total comprehensive income for the three and nine months ended October 31, 2005 and 2006 are presented in the table below (in thousands):

                                                                                     Three Months Ended Nine Months Ended
                                                                                        October 31,         October  31,
                                                                                      ---------------- -----------------
                                                                                        2005     2006     2005     2006
                                                                                      ------- -------- -------- --------
Net income............................................................................$8,855  $ 7,154  $28,316  $27,647
Unrealized gain on derivative instruments.............................................     -        -      246        -
Taxes on unrealized gain on derivatives...............................................     -        -      (86)       -
Adjustment of fair value of securitized assets (1)....................................   891   (6,628)   1,925   (6,644)
Taxes on adjustment of fair value.....................................................  (302)   2,395     (665)   2,276
                                                                                      ------- -------- -------- --------
Total comprehensive income............................................................$9,444  $ 2,921  $29,736  $23,279
                                                                                      ======= ======== ======== ========

(1) As a result of the completion of a new bond issuance by the QSPE, the discount recorded on the Company's investment was increased to reflect the impact of the longer term to maturity.

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

3. Supplemental Disclosure Regarding Managed Receivables

    The following tables present quantitative information about the receivables portfolios managed by the Company (in thousands):

                                                                                                       Principal Amount
                                                                                      Total Principal      60 Days
                                                                                        Amount of      or More Past Due
                                                                                       Receivables            (1)
                                                                                   ------------------- -----------------
                                                                                   January   October   January  October
                                                                                      31,       31,       31,      31,
                                                                                     2006      2006      2006     2006
                                                                                   --------- --------- -------- --------
 Primary portfolio:
            Installment............................................................$380,603  $362,117  $24,934  $25,091
            Revolving..............................................................  41,046    51,189    1,095    1,220
                                                                                   --------- --------- -------- --------
 Subtotal.......................................................................... 421,649   413,306   26,029   26,311
 Secondary portfolio:..............................................................
            Installment............................................................  98,072   122,382    9,508   11,489
                                                                                   --------- --------- -------- --------
 Total receivables managed......................................................... 519,721   535,688   35,537   37,800
 Less receivables sold............................................................. 509,681   525,723   33,483   35,815
                                                                                   --------- --------- -------- --------
 Receivables not sold..............................................................  10,040     9,965  $ 2,054  $ 1,985
                                                                                                       ======== ========
 Non-customer receivables..........................................................  13,502    20,605
                                                                                   --------- ---------
           Total accounts receivable, net..........................................$ 23,542  $ 30,570
                                                                                   ========= =========

(1) Amounts are based on end of period balances. The principal amount 60 days or more past due relative to total receivables managed is not necessarily indicative of relative balances expected at other times during the year due to seasonal fluctuations in delinquency.

                                                                                                         Credit Charge-
                                                                                      Average Balances       offs (1)
                                                                                     ------------------- ---------------
                                                                                        Three Months      Three Months
                                                                                            Ended             Ended
                                                                                         October 31,       October 31,
                                                                                     ------------------- ---------------
                                                                                       2005      2006     2005    2006
                                                                                     --------- --------- ------- -------
 Primary portfolio:..................................................................
            Installment..............................................................$357,015  $366,440
            Revolving................................................................  37,521    46,637
                                                                                     --------- ---------
 Subtotal............................................................................ 394,536   413,077  $1,805  $2,897
 Secondary portfolio:
            Installment..............................................................  84,994   119,884     448     906
                                                                                     --------- --------- ------- -------
 Total receivables managed........................................................... 479,530   532,961   2,253   3,803
 Less receivables sold............................................................... 469,586   522,722   2,079   3,517
                                                                                     --------- --------- ------- -------
 Receivables not sold................................................................$  9,944  $ 10,239  $  174  $  286
                                                                                     ========= ========= ======= =======

(1) Amounts represent total credit charge-offs, net of recoveries, on total receivables. The increased level of credit losses is primarily a result of the impact on our credit operations of Hurricane Rita that hit the Gulf Coast during September 2005.

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                                                                                                         Credit Charge-
                                                                                     Average Balances       offs (1)
                                                                                    ------------------- ----------------
                                                                                        Nine Months       Nine Months
                                                                                           Ended             Ended
                                                                                        October 31,       October 31,
                                                                                    ------------------- ----------------
                                                                                      2005      2006     2005     2006
                                                                                    --------- --------- ------- --------
 Primary portfolio:.................................................................
            Installment.............................................................$344,348  $369,660
            Revolving...............................................................  33,748    44,345
                                                                                    --------- ---------
 Subtotal........................................................................... 378,096   414,005  $6,915  $10,772
 Secondary portfolio:
            Installment.............................................................  80,060   112,598   1,299    2,764
                                                                                    --------- --------- ------- --------
 Total receivables managed.......................................................... 458,156   526,603   8,214   13,536
 Less receivables sold.............................................................. 448,513   516,263   7,611   12,916
                                                                                    --------- --------- ------- --------
 Receivables not sold...............................................................$  9,643  $ 10,340  $  603  $   620
                                                                                    ========= ========= ======= ========

(1) Amounts represent total credit charge-offs, net of recoveries, on total receivables. The increased level of credit losses is primarily a result of the impact on our credit operations of Hurricane Rita that hit the Gulf Coast during September 2005.


4. Fair Value of Derivatives

    The Company held interest rate swaps and collars with notional amounts totaling $20.0 million, which expired on April 15, 2005, and were held for the purpose of hedging against variable interest rate risk, primarily related to cash flows from the Company's interest-only strip as well as variable rate debt.

    In fiscal 2004, hedge accounting was discontinued for the $20.0 million of swaps. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at the time hedge accounting was discontinued, the Company began to recognize changes in fair value of the swaps as a reduction to interest expense and to amortize the amount of accumulated other comprehensive loss related to those derivatives as interest expense over the period that the forecasted transactions affected the consolidated statements of operations. As the swaps expired on April 15, 2005, there was no financial statement impact during the three months ended October 31, 2005 and 2006. During the nine months ended October 31, 2005 and 2006, the Company reclassified $246,000 and $0, respectively, of losses previously recorded in accumulated other comprehensive income into the consolidated statements of operations and recorded $177,000 and $0, respectively, of interest reductions in the consolidated statements of operations because of the change in fair value of the swaps.

5. Debt and Letters of Credit

    At October 31, 2006, the Company had $48.1 million of its $50 million revolving credit facility available for borrowings. The amounts utilized under the revolving credit facility reflected $1.9 million related to letters of credit issued. Additionally, there were no amounts outstanding under a short-term revolving bank agreement that provides up to $8.0 million of availability on an unsecured basis. This unsecured facility matures in June 2007 and has a floating rate of interest, based on Prime, which equaled 7.75% at October 31, 2006.

    Effective August 28, 2006, the Company entered into an amendment of its $50 million revolving credit facility with its existing lenders. The amendment increases the Company's restricted payment capacity, which includes payments for repurchases of capital stock, from $25 million to $50 million. There were no other modifications of the Credit Agreement.

    The Company utilizes unsecured letters of credit to secure a portion of the QSPE's asset-backed securitization program, deductibles under the Company's property and casualty insurance programs and international product purchases. At October 31, 2006, the Company had outstanding unsecured letters of credit of $23.9 million. These letters of credit were issued under the three following facilities:

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

o The Company has a $5.0 million sublimit provided under its revolving line of credit for stand-by and import letters of credit. At October 31, 2006, $1.9 million of letters of credit were outstanding and callable at the option of the Company's property and casualty insurance carrier if the Company does not honor its requirement to fund deductible amounts as billed under its insurance program.

o The Company has arranged for a $20.0 million stand-by letter of credit to provide assurance to the trustee of the asset-backed securitization program that funds collected by the Company, as the servicer, would be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year and expires in August 2007.

o The Company obtained a $10.0 million commitment for trade letters of credit to secure product purchases under an international arrangement. At October 31, 2006, there was $1.9 million outstanding under this commitment. The letter of credit commitment has a term of one year and expires in May 2007. No letter of credit issued under this commitment can have an expiration date more than 180 days after the commitment expiration date.

    The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which total $35.0 million as of October 31, 2006.

6. Stock-Based Compensation

    The Company originally approved an Incentive Stock Option Plan that provides for a pool of up to 3.5 million options to purchase shares of the Company's common stock. Such options are to be granted to various officers and employees at prices equal to the market value on the date of the grant. The options vest over three or five year periods (depending on the grant) and expire ten years after the date of grant. As part of the completion of the IPO, the Company amended the Incentive Stock Option Plan to provide for a total available pool of 2,559,767 options, adopted a Non-Employee Director Stock Option Plan that included 300,000 options, and adopted an Employee Stock Purchase Plan that reserved up to 1,267,085 shares of the Company's common stock to be issued. At the Company's annual meeting on May 31, 2006, amendments to the stock option plans were approved, which increased the shares available under the Incentive Stock Option Plan to 3,859,767 and increased the shares available under the Non-Employee Director Stock Option Plan to 600,000. On November 24, 2003, the Company issued six non-employee directors 240,000 total options to acquire the Company's stock at $14.00 per share. On June 3, 2004, the Company issued 40,000 options to acquire the Company's stock at $17.34 per share to a seventh non-employee director. At October 31, 2006, the Company had 320,000 options available for grant under the Non-Employee Director Stock Option Plan.

    The Employee Stock Purchase Plan is available to a majority of the employees of the Company and its subsidiaries, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the nine month periods ended October 31, 2005 and 2006, the Company issued 8,306 and 8,230 shares of common stock, respectively, to employees participating in the plan, leaving 1,239,695 shares remaining reserved for future issuance under the plan as of October 31, 2006.

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

    A summary of the status of the Company's Incentive Stock Option Plan and the activity during the nine months ended October 31, 2005 and 2006 is presented below (shares in thousands):

                                                                                       Nine Months Ended October 31,
                                                                                   -------------------------------------
                                                                                         2005               2006
                                                                                   ------------------ ------------------
                                                                                             Weighted           Weighted
                                                                                             Average            Average
                                                                                             Exercise           Exercise
                                                                                    Shares    Price    Shares    Price
                                                                                   --------- -------- --------- --------

Outstanding, beginning of period...................................................   1,666  $ 11.50     1,626  $ 16.31
Granted............................................................................       -  $     -         -  $     -
Exercised..........................................................................    (220) $ (8.13)     (149) $ (9.41)
Forfeited..........................................................................     (79) $(14.75)      (26) $(23.82)
                                                                                   ---------          ---------
Outstanding, end of period.........................................................   1,367  $ 11.85     1,451  $ 16.87
                                                                                   =========          =========
Options exercisable at end of period...............................................     660                705
Options available for grant........................................................     758              1,779
Intrinsic value of options exercised during the period.........................$3.1 million       $2.8 million

                                                                         Options Outstanding        Options Exercisable
                                                                   -------------------------------- --------------------
                                                                                Weighted
                                                                                 Average
                                                                     Shares    Remaining   Weighted   Shares    Weighted
                                                                   Outstanding Contractual Average  Exercisable Average
                                                                    October 31,  Life in   Exercise October 31, Exercise
                     Range of Exercise Prices                         2006        Years      Price     2006      Price
------------------------------------------------------------------------------ ----------- -------- ----------- --------
$8.21-$10.83 ......................................................       583         4.6   $ 8.52         557   $ 8.42
$14.00 -$16.49 ....................................................       281         7.2   $14.27         101   $14.22
$17.73 ............................................................       272         8.1   $17.73          47   $17.73
$33.88 ............................................................       315         9.1   $33.88           -   $    -
                                                                   -----------                      -----------
 Total.............................................................     1,451         6.7   $16.87         705    $9.87
                                                                   ===========                      ===========

Aggregate intrinsic value of exercisable options...................
 at October 31, 2006............................................$10.0 million


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

    Service Maintenance Agreement Obligations. The Company sells service maintenance agreements under which it is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The typical term for these agreements is between 12 and 36 months. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sale and recorded in revenues in the statement of operations over the life of the agreements. The revenues deferred related to these agreements totaled $3.6 million and $3.9 million, respectively, as of January 31, 2006 and October 31, 2006, and are included on the face of the balance sheet in Deferred revenues and allowances.

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

8.    Restatement of Financial Statements

    The Company restated its consolidated financial statements for the quarter and nine-months ended October 31, 2005 to correct for errors in recording interests in securitized assets, securitization income and related income tax impacts that were incorrectly accounted for under U.S. generally accepted accounting principles, specifically covered by Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and Emerging Issues Task Force ("EITF") No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets.

    The following table sets forth the effects of the adjustments on Net Income for the quarter and nine-months ended October 31, 2005.

Increase (Decrease) in Net Income
(Dollars in thousands)                                                  Nine
                                                              Quarter  Months
                                                               ended   ended
                                                              October October
                                                                31,      31,
                                                               2005     2005
                                                              ------- --------
As Previously Reported net income.............................$8,932  $27,611

Securitization income.........................................  (118)   1,034
Provision for bad debts.......................................     -       53
Income tax provision..........................................    41     (382)
                                                              ------- --------
   Total adjustment...........................................   (77)     705
                                                              ------- --------

Restated net income...........................................$8,855  $28,316
                                                              ======= ========
Percent change                                                  -0.9%     2.6%

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


     The following tables set forth the effects of the restatement adjustments on affected line items within our previously reported Consolidated Statement of Operations for the quarter and nine-months ended October 31, 2005, and Consolidated Statement of Cash Flows for the nine-months ended October 31, 2005.

                                       Conn's, Inc.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands, except share data)
                                                                                 Quarter ended       Nine Months ended
                                                                             --------------------- ---------------------
                                                                               October 31, 2005      October 31, 2005
                                                                             --------------------- ---------------------
                                                                                 As                    As
                                                                              Previously            Previously
                                                                               Reported  Restated    Reported  Restated
                                                                             ----------- --------- ----------- ---------
Finance charges and other.................................................... $ 20,237   $ 19,521   $ 59,992   $ 59,217
Total revenues...............................................................  173,305    172,589    495,843    495,068
Provision for bad debts......................................................      929        331      2,524        662
Total cost and expenses......................................................  159,412    158,841    452,687    450,818
Operating income.............................................................   13,893     13,748     43,156     44,250
Income before income taxes...................................................   13,819     13,701     42,668     43,755
Total provision for income taxes.............................................    4,887      4,846     15,057     15,439
Net Income...................................................................    8,932      8,855     27,611     28,316
Earnings per share...........................................................
 Basic....................................................................... $   0.38   $   0.38   $   1.18   $   1.21
 Diluted..................................................................... $   0.37   $   0.36   $   1.15   $   1.18

                                           Conn's, Inc.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)
                                                                                                     Nine Months ended
                                                                                                     October 31, 2005
                                                                                                   ---------------------
                                                                                                       As
                                                                                                    Previously
                                                                                                     Reported  Restated
                                                                                                   ----------- ---------
Cash flows from operating activities
Net income......................................................................................... $ 27,611   $ 28,316
Adjustments to reconcile net income to.............................................................
net cash provided by operating activities:.........................................................
Provision for bad debts............................................................................    2,524        662
Accretion from interests in securitized assets.....................................................  (10,667)   (14,415)
Provision for deferred income taxes................................................................   (3,673)    (3,291)
Change in operating assets and liabilities:........................................................
Accounts receivable................................................................................   (3,246)     1,277

                                  Conn's, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


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

     o the effect of rising interest rates that could increase our cost of borrowing or reduce securitization income;

     o the potential for deterioration in the delinquency status of the sold or owned credit portfolios or higher than historical charge-offs in the portfolios could adversely impact earnings;

     o the potential for greater than expected losses in the sold or owned credit portfolios due to the impact of Hurricane Rita on our credit operations;

     o the long-term effect of the change in bankruptcy laws could effect charge-offs in the credit portfolio which could adversely impact earnings;

     o technological and market developments, growth trends and projected sales in the home appliance and consumer electronics industry, including, with respect to digital products, DVD players, HDTV, digital audio, home networking devices and other new products, and our ability to capitalize on such growth;

     o the potential for price erosion or lower unit sales that could result in declines in revenues;

     o higher oil and gas prices could adversely affect our customers' shopping decisions and patterns, as well as the cost of our delivery and service operations and our cost of products, if vendors pass on their additional fuel costs through increased pricing for products;

     o    the ability to attract and retain qualified personnel;

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

    We are a specialty retailer that sells major home appliances, including refrigerators, freezers, washers, dryers and ranges, a variety of consumer electronics, including projection, plasma, DLP and LCD televisions, camcorders, DVD players, portable audio and home theater products, lawn and garden products, mattresses and furniture. We also sell home office equipment, including computers and computer accessories and continue to introduce additional product categories for the consumer and home to help increase same store sales and to respond to our customers' product needs. We require all our sales associates to be knowledgeable of all of our products, but to specialize in certain specific product categories.

    We currently operate 60 retail locations in Texas and Louisiana, and have several other stores under development.

    Unlike many of our competitors, we provide flexible in-house credit options for our customers. In the last three years, we financed, on average, approximately 57% of our retail sales through our internal credit programs. We finance a large portion of our customer receivables through an asset-backed securitization facility, and we derive servicing fee income and interest income from these assets. As part of our asset-backed securitization facility, we have created a qualifying special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and to issue asset-backed and variable funding notes to third parties. We transfer receivables, consisting of retail installment and revolving account receivables extended to our customers, to the issuer in exchange for cash and subordinated securities. To finance its acquisition of these receivables, the issuer has issued notes to third parties.

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

    Our business is moderately seasonal, with a slightly greater proportionate share of our revenues, pretax and net income realized during the quarter ending January 31, due primarily to the holiday selling season.

Executive Overview

    This narrative is intended to provide an executive level overview of our operations for the three and nine months ended October 31, 2006. A detailed explanation of the changes in our operations for these periods as compared to the prior year is included under Results of Operations. As explained in that section, our pretax income for the quarter ended October 31, 2006 decreased approximately 18.5%, primarily as a result of higher selling, general and administrative expenses. Our pretax income for the nine months ended October 31, 2006 decreased approximately 2.4%, primarily as a result of higher selling, general and administrative expenses, partially offset by higher revenues and gross margin dollars. Increased interest income and higher other income partially offset the decline in pretax income. Some of the more specific items impacting our operating and pretax income were:

o Same store sales for the quarter declined by 3.7% and for the nine months same store sales grew 6.5% over the same period for the prior year. While same store sales for the quarter declined, we were able to retain a large portion of the 23.3% same store sales growth experienced in the prior year period as a result of Hurricanes Rita and Katrina. The same store sales increase, in the markets not impacted by Hurricanes Rita and Katrina, was 0.1% for the quarter and 5.4% for the nine months. These other markets accounted for 79.7% of same store Product sales and Service maintenance agreement commissions during the three months ended October 31, 2006 and 78.7% of same store Product sales and Service maintenance agreement commissions during the nine months ended October 31, 2006.

o Our entry into the Dallas/Fort Worth and the South Texas markets and the addition of stores in our existing Houston and San Antonio markets had a positive impact on our revenues. We achieved approximately $4.9 million and $24.1 million of increases in product sales and service maintenance agreement commissions for the quarter and nine months ended October 31, 2006, respectively, from the new stores that were opened in these markets after February 1, 2005. Our plans provide for the opening of additional stores in existing markets during fiscal 2007 as we focus on opportunities in markets in which we have existing infrastructure.

o Deferred interest and "same as cash" plans continue to be an important part of our sales promotion plans and are utilized to provide a wide variety of financing to enable us to appeal to a broader customer base. For the three months and nine months ended October 31, 2006, $42.6 million, or 30.5%, and $113.7 million, or 25.3%, respectively, in gross product sales were financed by deferred interest and "same as cash" plans. For the comparable periods in the prior year gross product sales financed by deferred interest and "same as cash" sales were $38.5 million, or 27.4% and $119.0 million, or 29.8%. We expect to continue to offer extended term promotional credit in the future.

o Our gross margin for the quarter decreased from 35.5% to 35.3% for the three months ended October 31, 2006 when compared to the same period in the prior year, primarily as a result of reduced product margins to 20.8% for the three months ended October 31, 2006, from 21.6% in the prior year, and reduced front-end and retrospective Service Maintenance agreement commissions, due to lower sales penetration during the period and higher claims experience, partially offset by increased Finance charges and other income. Our gross margin for the nine months decreased from 35.7% to 34.2% when compared to the same period in the prior year, primarily due to the impact on securitization income of higher charge-offs in the credit portfolio, reduced retrospective Service Maintenance agreement commissions and a reduction in the gross margin on product sales to 20.6% for the nine months ended October 31, 2006, from 21.1% in the prior year.

o Finance charges and other increased 9.1% for the quarter and 1.9% for the nine months ended October 31, 2006, as compared to the double-digit Product sales growth for the nine-months ended October 31, 2006, as:

     o securitization income increased by 10.8% and 4.3%, respectively, for the quarter and nine months ended October 31, 2006. The quarterly comparison was impacted by the $0.9 million impairment charge recorded in the prior year period, which reduced the value of our interests in securitized assets for anticipated higher credit losses due to the impact of Hurricane Rita on our credit operations and an increase in bankruptcy filings due to the new bankruptcy laws that took effect in October 2005. The nine-month comparison was also impacted by a 69.7% increase in credit losses, due to higher than expected losses primarily as a result of the disruption to our credit operations caused by Hurricane Rita. As a result of the increased credit losses incurred, during the three months ended July 31, 2006, due to the expectation of continued higher losses over the following six months, we recorded an impairment charge of $1.5 million, reducing the value of our interest in securitized assets.
     o service maintenance agreement retrospective commissions for the quarter and the nine months ended October 31, 2006 decreased $0.2 million and $1.7 million, respectively, due to a change in the commission structure resulting in higher front-end commissions, which are included in Net sales and higher claims experience.

o During the three months ended October 31, 2006, Selling, general and administrative (SG&A) expense increased as a percent of revenues to 28.7% from 27.3% when compared to the prior year, primarily from increased occupancy cost, property taxes, professional fees related to the financial restatement, stock-based compensation and other small increases as a percent of revenues, while the prior year period included approximately $0.8 million of expenses incurred due to Hurricane Rita. During the nine months ended October 31, 2006, Selling, general and administrative expense decreased as a percent of revenues to 26.4% from 26.6% when compared to the prior year, primarily from reduced net advertising and insurance expenses as a percent of revenues, partially offset by increased property tax expense.

o Operating margin decreased from 8.0% to 6.3% for the three months ended October 31, 2006 when compared to the same period in the prior year due to reduced gross margin and increased SG&A expense. The factors above also affected the operating margin for the nine months ended October 31, 2006 which decreased from 9.0% during the same period last year to 7.6%.

o We adopted SFAS No. 123R, Share-Based Payment, during the quarter ended April 30, 2006. The adoption resulted in expenses totaling $0.4 million being recorded to SG&A during the quarter ended October 31, 2006 as compared to $0.2 million being recorded in the quarter ended October 31, 2005. The adoption resulted in expenses totaling $1.2 million being recorded to SG&A during the nine months ended October 31, 2006 as compared to $0.8 million being recorded in the nine months ended October 31, 2005.

o During the nine months ended October 31, 2006, the Company completed the sale of a building and the related land, resulting in the recognition of a gain of $0.7 million, which is reflected in Other (income) expense.

Operational Changes and Resulting Outlook

    During the quarter, we opened a new store in the San Antonio market and during November 2006, we opened a new store in the Dallas/Fort Worth market. We have several other locations in Texas that we believe are promising and, along with new stores in existing markets, are in various stages of development for opening in fiscal year 2007.

    The credit portfolio delinquency and charge-off statistics were negatively impacted by the effects of Hurricane Rita that hit the Gulf Coast during September of 2005. The hurricane impacted our customer's ability to pay on their accounts and hampered our credit collection operations, including payment processing delays caused by disruption in the mail service. The credit collection operations were negatively affected by the loss of personnel, as some employees did not return to work, and by the increase in the number of delinquent accounts, resulting in increased workloads for the personnel that returned to work. To address the staffing issues, we have intensified our recruiting efforts to attract individuals to our Beaumont, Texas collection center and have opened a second collection center in Dallas, Texas. As we added these new employees, we reassigned our more experienced collectors to handle later-stage delinquent accounts. The new employees are not collecting with the same effectiveness as the more experienced collectors and the level of early stage delinquencies has increased. We believe this will improve as these new employees receive more training and become more experienced, and as we re-distribute our more experienced collectors through-out the delinquency stages. Non-storm factors that may have negatively affected delinquencies and charge-offs include the impact of the bankruptcy law change in October 2005 and other economic factors on our customers. Additionally, as the portfolio growth has slowed to 3.1% for the nine months ended October 31, 2006, from 14.4% for the prior year period, the 60-day delinquency rate of 7.1% has been negatively impacted by 80 basis points. Contrary to earlier predictions, the delinquency performance of the credit portfolio has not improved since January 31, 2006. However, loss rates have returned to historical levels and we expect the delinquency rates to return to historical levels over the next six months. If the delinquency rates do not improve, we may be required to book additional impairment charges in the future. See detail information regarding the delinquency status of the credit portfolio in Note 3 to the financial statements and additional information regarding our accounting for these assets under Application of Critical Accounting Policies - Transfers of Financial Assets.

    On May 18, 2006, the Governor of Texas signed a tax bill that modifies the existing franchise tax, with the most significant change being the replacement of the existing base with a tax based on margin. Taxable margin is generally defined as total federal tax revenues minus the greater of (a) cost of goods sold or (b) compensation. The tax rate to be paid by retailers and wholesalers is 0.5% on taxable margin. This will result in an increase in taxes paid by us, as franchise taxes paid have totaled less than $50,000 per year for the last several years. The tax changes impacted earnings beginning in the quarter ended July 31, 2006. For the quarter and nine months ended, we accrued, net of federal tax benefit, approximately $173,000 and $290,000, respectively, in additional tax liability and initially recorded approximately $29,000 in net deferred tax assets as a result of the new margin tax. Going forward, we expect our effective tax rate on Income before income taxes to increase to between 36% and 37%, from an average of 35.1% over the past three fiscal years.

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

Application of Critical Accounting Policies

    In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as "critical accounting estimates." We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of October 31, 2006.

    Transfers of Financial Assets. We transfer customer receivables to the QSPE that issues asset-backed securities to third party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. As we transfer the accounts, we record an asset representing the interest only strip which is the difference between the interest earned on customer accounts and the cost associated with financing and servicing the transferred accounts, including a provision for bad debts associated with the transferred accounts (on a revolving pool basis) discounted to a market rate of interest. The gain or loss recognized on these transactions is based on our best estimates of key assumptions, including forecasted credit losses based on actual portfolio experience over the past twelve months, payment rates, forward yield curves, costs of servicing the accounts and appropriate discount rates. The use of different estimates or assumptions could produce different financial results. For example, if we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), our interest in securitized assets would have been reduced by $5.4 million as of October 31, 2006, which may have an adverse affect on earnings. We recognize income from our interest in these transferred accounts as gains on the transfer of the asset, interest income and servicing fees. This income is recorded as Finance charges and other in our consolidated statements of operations. If the assumption used for estimating credit losses was increased by 0.5%, the impact to recorded Finance charges and other would have been a reduction in revenues and pretax income of $2.0 million.

    Deferred Taxes. We have net deferred tax assets of approximately $2.2 million as of October 31, 2006. If we had assumed that the future tax rate at which these deferred items would reverse was 50 basis points higher than currently anticipated, we would have increased the net deferred tax asset and increased net income by approximately $30,000.

    Intangible Assets. We have significant intangible assets related primarily to goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Effective with the implementation of SFAS 142, we ceased amortizing goodwill and began testing potential impairment of this asset annually based on judgments regarding ongoing profitability and cash flow of the underlying assets. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believe is impaired. Our goodwill balance at October 31, 2006 was $9.6 million.

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

    Revenue Recognition. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell service maintenance renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amount of service maintenance agreement revenue deferred at October 31, 2006 and January 31, 2006 was $3.9 million and $3.6 million, respectively, and is included in Deferred revenues and allowances in the accompanying balance sheets.

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

Results of Operations

    The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

                                                                                         Three Months     Nine Months
                                                                                             Ended           Ended
                                                                                          October 31,     October 31,
                                                                                         --------------  --------------
                                                                                          2005    2006    2005    2006
                                                                                         ------  ------  ------  ------
Revenues:
   Product sales......................................................................... 81.4 %  80.4 %  80.5 %  81.9 %
   Service maintenance agreement commissions (net).......................................  4.3     3.9     4.5     4.0
   Service revenues......................................................................  3.0     3.4     3.0     3.1
                                                                                         ------  ------  ------  ------
     Total net sales..................................................................... 88.7    87.7    88.0    89.0
   Finance charges and other............................................................. 11.3    12.3    12.0    11.0
                                                                                         ------  ------  ------  ------
          Total revenues.................................................................100.0   100.0   100.0   100.0
Costs and expenses:
   Cost of goods sold, including warehousing
    and occupancy cost................................................................... 63.7    63.7    63.5    65.0
   Cost of parts sold, including warehousing
    and occupancy cost...................................................................  0.8     1.0     0.8     0.8
   Selling, general and administrative expense........................................... 27.3    28.7    26.6    26.4
   Provision for bad debts...............................................................  0.2     0.3     0.1     0.2
                                                                                         ------  ------  ------  ------
          Total costs and expenses....................................................... 92.0    93.7    91.0    92.4
                                                                                         ------  ------  ------  ------
   Operating income......................................................................  8.0     6.3     9.0     7.6
   Interest (income) expense, net........................................................  0.0    (0.1)    0.1    (0.1)
   Other (income) expense, net...........................................................  0.0     0.0     0.0    (0.1)
                                                                                         ------  ------  ------  ------
   Income before income taxes............................................................  8.0     6.4     8.9     7.8
   Provision for income taxes............................................................  2.8     2.3     3.1     2.8
                                                                                         ------  ------  ------  ------
   Net income............................................................................  5.2 %   4.1 %   5.8 %   5.0 %
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

Three Months Ended October 31, 2006 Compared to Three Months Ended October 31, 2005

    Revenues. Total revenues increased by $1.1 million, or 0.6%, from $172.6 million for the three months ended October 31, 2005 to $173.7 million for the three months ended October 31, 2006. The increase was attributable to an increase of $1.8 million, or 9.1%, in finance charges and other revenue, offset by decreases in net sales of $0.7 million, or 0.4%.

    The $0.7 million decrease in net sales was made up of the following:

     o a $5.4 million same store sales decrease of 3.7%, which was mitigated by our ability to retain a large portion of the 23.3% same store sales growth experienced in the prior year period as a result of Hurricanes Rita and Katrina. The same store sales increase in the markets not impacted by Hurricanes Rita and Katrina was 0.1%. These other markets accounted for 79.7% of same store Product sales and Service maintenance agreement commissions during the three months ended October 31, 2006. Service maintenance agreement (SMA) sales have declined due to lower sales penetration;

     o a $4.9 million increase generated by six retail locations that were not open for three consecutive months in each period;

     o a $1.0 million decrease resulted from an increase in discounts on extended-term promotional credit sales (those with terms longer than 12 months); and

     o    a $0.8 million increase resulted from an increase in service revenues.

    The components of the $0.7 million decrease in net sales, were a $0.8 million decrease in Product sales and a $0.7 million decrease in service maintenance agreement commissions offset by a net increase in service revenues of $0.8 million. The $0.8 million decrease in product sales resulted from the following:

     o approximately $7.7 million decrease attributable to decreases in unit sales, due to decreased appliances (primarily refrigeration), lawn and garden, and track sales, partially offset by increases in electronics, furniture and mattresses sales, and

     o approximately $6.9 million increase attributable to increases in unit price points. The price point impact was driven by a shift to higher-priced high-efficiency laundry items, new higher priced refrigeration and increased delivery fees, partially offset by a slight decline in our mattresses and room air categories and the $1.0 million increase in discounts on extended-term promotional credit sales.

    The following table presents the makeup of net sales by product category in each quarter, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

                                                                        Three Months Ended October 31,
                                                                     ------------------------------------
                                                                            2005               2006
                                                                     -----------------  ----------------- Percent
                              Category                                Amount   Percent   Amount   Percent Increase
                                                                     --------- -------  --------- ------- --------

Major home appliances................................................$ 55,803    36.4 % $ 50,152    32.9 %  (10.1)%  (1)
Consumer electronics.................................................  41,629    27.2     46,748    30.7     12.3    (2)
Track................................................................  21,218    13.9     18,358    12.0    (13.5)   (3)
Delivery.............................................................   2,561     1.7      2,729     1.8      6.6    (4)
Lawn and garden......................................................   4,817     3.1      4,002     2.6    (16.9)   (5)
Mattresses...........................................................   3,304     2.2      3,606     2.4      9.1    (6)
Furniture............................................................   3,731     2.4      7,927     5.2    112.5    (7)
Other................................................................   7,342     4.8      6,072     4.0    (17.3)   (8)
                                                                     --------- -------  --------- -------
     Total product sales............................................. 140,405    91.7    139,594    91.6     (0.6)
Service maintenance agreement........................................
commissions..........................................................   7,506     4.9      6,845     4.5     (8.8)   (9)
Service revenues.....................................................   5,157     3.4      5,951     3.9     15.4   (10)
                                                                     --------- -------  --------- -------
     Total net sales.................................................$153,068   100.0 % $152,390  100.0 %    (0.4)%
                                                                     ========= =======  ========= =======

----------------------------------
(1) This decrease is due to higher than normal demand for these products in the prior year due to consumers replacing appliances after Hurricanes Katrina and Rita.
(2) This increase is due to increased unit volume in the area of flat-panel and micro-display televisions, which also have higher price points than traditional tube and projection televisions.
(3) The decline in track sales (consisting largely of computers, computer peripherals, portable electronics and small appliances) is due primarily to reduced sales of computers and portable CRT televisions.
(4) This increase is due primarily to an increase in the fees charged for deliveries.
(5) A delayed selling season due to dry weather positively impacted this category in the prior year.
(6) This increase is due to increased emphasis on and improved merchandising and execution at our stores in the sale of this category.
(7) This increase is due to the increased emphasis on the sales of furniture, primarily sofas, recliners and entertainment centers, and new product lines added to this category.
(8) The decline in this category, which includes air conditioning, is due primarily to lower price points as the demand for smaller units increased.
(9) This decrease is due to the decrease in product sales and reduced sales penetration as we introduced products (furniture and mattresses) that are not SMA-eligible.
(10) This increase is driven by increased units in operation as we continue to grow product sales and an increase in the prices of parts used to repair higher-priced technology (flat-panel and micro-display televisions, etc.).

    Revenue from Finance charges and other increased by approximately $1.8 million, or 9.1%, from $19.5 million for the three months ended October 31, 2005 to $21.3 million for the three months ended October 31, 2006. It increased while product sales declined, due primarily to an increase in securitization income of $1.6 million, or 10.8% and an increase in insurance commissions of $0.4 million, partially offset by a $0.2 million decrease in service maintenance agreement retrospective commissions. The securitization income comparison was impacted by a $0.9 million impairment charge recorded in the quarter ended October 31, 2005. The impairment charge reduced the value of our interests in securitized assets for anticipated higher credit losses due to the impact of Hurricane Rita on our credit operations and increased bankruptcy filings due to the new bankruptcy laws that took effect in October 2005. During the three months ended July 31, 2006, due to the expectation of continued higher losses over the following six months, we recorded an impairment charge of $1.5 million, reducing the value of our interest in securitized assets. The 69.2% increase in net credit losses experienced during the quarter ended October 31, 2006, was in-line with our expectations at the time we recorded the impairment charge. This impairment charge was based on an estimated charge-off rate of approximately 3.6% over the six month period ending January 31, 2007. The charge-off rate used in the securitized asset valuation is expected to return to the level of the historical charge-off rate assumption of 3.0% at the beginning of our next fiscal year. Additionally, securitization income has been negatively impacted by increased interest cost on the borrowings of the QSPE, due to rising interest rates, and slower growth in the credit portfolio, which impacts the interest income earned by the QSPE.

    Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $0.6 million, or 0.5%, from $110.0 million for the three months ended October 31, 2005 to $110.6 million for the three months ended October 31, 2006. This increase was higher than the 0.6% decrease in Product sales during the three months ended October 31, 2006. Cost of products sold increased to 79.2% of Product sales in the quarter ended October 31, 2006, as compared to 78.4% in the quarter ended October 31, 2005. The increase in Cost of goods sold as a percentage of Product sales was primarily as a result of higher product and warehousing costs, which grew faster than sales.

    Cost of Parts Sold. Cost of parts sold, including warehousing and occupancy cost, increased approximately $0.5 million, or 37.5%, for the three months ended October 31, 2006 as compared to the three months ended October 31, 2005, due to a 41.7% increase in parts sales.

    Selling, General and Administrative Expense. Selling, general and administrative expense increased by $2.5 million, or 5.4%, from $47.2 million for the three months ended October 31, 2005 to $49.7 million for the three months ended October 31, 2006. The increase in expense resulted primarily from increased occupancy cost, property taxes, and professional fees related to the financial restatement. The prior year period included approximately $0.8 million of expenses incurred due to Hurricane Rita. We adopted SFAS No. 123R, Share-Based Payment, effective February 1, 2006. The adoption resulted in expenses totaling $0.4 million being recorded to SG&A during the quarter ended October 31, 2006 as compared to $0.2 million being recorded in the quarter ended October 31, 2005.

    Provision for Bad Debts. The provision for bad debts on non-credit portfolio receivables and credit portfolio receivables retained by the Company and not transferred to the QSPE increased by $0.2 million, during the three months ended October 31, 2006, as compared to the three months ended October 31, 2005, primarily as a result of provision adjustments due to increased credit losses. See Note 3 to the financial statements for information regarding the performance of the credit portfolio.

    Interest (Income) Expense, net. Net interest (income) expense improved by $215,000, from net interest expense of $74,000 for the three months ended October 31, 2005 to net interest income of $141,000 for the three months ended October 31, 2006. The net improvement in interest (income) expense was primarily attributable to increased interest income from invested funds of approximately $132,000. The remaining change of $83,000 resulted from lower average outstanding debt balances and capitalization of interest expense on construction in progress.

    Other (Income) Expense, net. Other (income) expense, net declined by $8,000, from net income of $27,000 for the three months ended October 31, 2005, to net income of $19,000 for the three months ended October 31, 2006.

    Provision for Income Taxes. The provision for income taxes decreased by $0.8 million, or 17.2%, from $4.8 million for the three months ended October 31, 2005 to $4.0 million for the three months ended October 31, 2006. The decrease in the Provision for income taxes is attributable to lower Income before income taxes and adjustments to reconcile final tax returns to previous estimates, partially offset by the impact of the new Texas margin tax. Our effective tax rate increased to 35.9% from 35.4% due to the impact of the Texas margin tax.

    Net Income. As a result of the above factors, Net income decreased $1.7 million, or 19.2%, from $8.9 million for the three months ended October 31, 2005 to $7.2 million for the three months ended October 31, 2006.

Nine Months Ended October 31, 2006 Compared to Nine Months Ended October 31,
2005

    Revenues. Total revenues increased by $53.0 million, or 10.7%, from $495.1 million for the nine months ended October 31, 2005 to $548.1 million for the nine months ended October 31, 2006. The increase was attributable to increases in net sales of $51.9 million, or 11.9%, and a increase of $1.1 million, or 1.9%, in finance charges and other revenue.

    The $51.9 million increase in net sales was made up of the following:

     o a $26.7 million same store sales increase of 6.5%. The same store sales increase in the markets not impacted by Hurricanes Rita and Katrina was 5.4%. These other markets accounted for 78.7% of same store Product sales and Service maintenance agreement commissions during the nine months ended October 31, 2006. Additionally, as a result of changes in the commission structure on our third-party service maintenance agreement (SMA) contracts, beginning July 2005, we began realizing the benefit of increased front-end commissions on SMA sales, which increased net sales by approximately $0.9 million, (offsetting this increase is a decrease in retrospective commissions which is reflected in Finance charges and other);

     o a $24.1 million increase generated by nine retail locations that were not open for nine consecutive months in each period;

     o a $1.0 million decrease resulted from an increase in discounts on extended-term promotional credit sales (those with terms longer than 12 months); and

     o    a $2.1 million increase resulted from an increase in service revenues.

    The components of the $51.9 million increase in net sales were a $50.2 million increase in product sales and a $1.7 million net increase in service maintenance agreement commissions and service revenues. The $50.2 million increase in product sales resulted from the following:

     o approximately $26.4 million was attributable to increases in unit sales, due to increased appliances, consumer electronics (especially plasma and LCD televisions), and furniture sales, partially offset by a decline in track sales, and

     o approximately $23.8 million was attributable to increases in unit price points. The price point impact was driven by a shift to higher-priced track items and increased delivery fees, as well as consumers selecting higher priced appliance products, including high-efficiency washers and dryers and stainless kitchen appliances, partially offset by a decline in electronics as prices for new technology erode and the $1.0 million increase in discounts on extended-term promotional credit sales.

    The following table presents the makeup of net sales by product category for each period presented, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

                                                                         Nine Months Ended October 31,
                                                                      ------------------------------------
                                                                          2005                2006
                                                                      -----------------  ----------------- Percent
                               Category                                Amount   Percent   Amount   Percent Increase
                                                                      --------- -------  --------- ------- --------

Major home appliances.................................................$148,983    34.2 % $165,445    33.9 %   11.0 % (1)
Consumer electronics.................................................. 125,011    28.7    146,799    30.1     17.4   (1)
Track.................................................................  65,183    15.0     61,820    12.7     (5.2)  (2)
Delivery..............................................................   6,960     1.6      8,488     1.8     22.0   (3)
Lawn and garden.......................................................  16,042     3.7     15,695     3.2     (2.2)  (4)
Mattresses............................................................   9,306     2.1     13,610     2.8     46.2   (5)
Furniture.............................................................  10,500     2.4     21,577     4.4    105.5   (6)
Other.................................................................  16,562     3.8     15,316     3.1     (7.5)  (7)
                                                                      --------- -------  --------- ------- --------
     Total product sales.............................................. 398,547    91.5    448,750    92.0     12.6
Service maintenance agreement.........................................
commissions...........................................................  22,238     5.1     21,875     4.5     (1.6)  (8)
Service revenues......................................................  15,066     3.4     17,107     3.5     13.5   (9)
                                                                      --------- -------  --------- ------- --------
     Total net sales..................................................$435,851   100.0 % $487,732   100.0 %   11.9 %
                                                                      ========= =======  ========= ======= ========

----------------------------------
(1) These increases are consistent with overall increase in product sales and improved unit prices.
(2) The decline in track sales (consisting largely of computers, computer peripherals, portable electronics and small appliances) is due primarily to reduced sales of computers and portable CRT televisions.
(3) This increase is due primarily to the increase in total product sales, as well as an increase in the fees charged for deliveries.
(4) A slower late-summer selling season due to dry weather impacted this category.
(5) This increase is due to increased emphasis on and improved merchandising and execution at our stores in the sale of this category.
(6) This increase is due to the increased emphasis on the sales of furniture, primarily sofas, recliners and entertainment centers, and new product lines added to this category.
(7) The decline in this category, which includes air conditioning, is due primarily to lower price points as the demand for smaller units increased.
(8) This decrease is due to reduced sales penetration as we introduced products (furniture and mattresses) that are not SMA-eligible.
(9) This increase is driven by increased units in operation as we continue to grow product sales and an increase in the prices of parts used to repair higher-priced technology (flat-panel and micro-display televisions, etc.).

    Revenue from Finance charges and other increased by approximately $1.2 million, or 1.9%, from $59.2 million for the nine months ended October 31, 2005, to $60.4 million for the nine months ended October 31, 2006. The increase was due to a $1.8 million increase in securitization income and a $1.1 million increase in insurance commissions, partially offset by a $1.7 million decrease in service maintenance agreement commissions and other. Securitization income was impacted by a 69.7% increase in net credit losses in the nine months ended October 31, 2006 as compared to the nine months ended October 31, 2005. The increased net credit losses were due to higher than expected losses primarily as a result of the disruption to our credit operations caused by Hurricane Rita. During the quarter ended July 31, 2006, due to the expectation of continued higher losses over the following six months, we recorded an impairment charge of $1.5 million, reducing the value of our interest in securitized assets. This impairment charge is based on an estimated charge-off rate of approximately 3.6% over the six month period. The charge-off rate used in the securitized asset valuation is expected to return to the level of the historical charge-off rate assumption of 3.0% at the beginning of our next fiscal year. Securitization income for the nine months ended October 31, 2005 was impacted by a $0.9 million impairment charge, which reduced the value of our interests in securitized assets for anticipated higher credit losses due to the impact of Hurricane Rita on our credit operations and an increase in bankruptcy filings due to the new bankruptcy law that took effect in October 2005. Additionally, securitization income has been negatively impacted by increased interest cost on the borrowings of the QSPE, due to rising interest rates, and slower growth in the credit portfolio, which impacts the interest income earned by the QSPE.

    Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $41.6 million, or 13.2%, from $314.5 million for the nine months ended October 31, 2005 to $356.1 million for the nine months ended October 31, 2006. This increase was higher than the 12.6% increase in Product sales during the nine months ended October 31, 2006. Cost of products sold increased to 79.4% of Product sales in the nine months ended October 31, 2006, as compared to 78.9% in the nine months ended October 31, 2005. The increase in Cost of goods sold as a percentage of Product sales was primarily as a result of higher product and warehousing costs, which grew faster than sales.

    Cost of Parts Sold. Cost of parts sold, including warehousing and occupancy cost, increased approximately $1.0 million, or 26.2%, for the nine months ended October 31, 2006 as compared to the nine months ended October 31, 2005, due to a 36.6% increase in parts sales.

    Selling, General and Administrative Expense. While Selling, general and administrative expense increased by $13.0 million, or 9.8%, from $131.8 million for the nine months ended October 31, 2005 to $144.8 million for the nine months ended October 31, 2006, it decreased as a percentage of total revenue from 26.6% to 26.4%. The decrease in expense as a percentage of total revenues resulted primarily from reduced net advertising and insurance expenses as a percent of revenues, partially offset by increased property tax expense. We adopted SFAS No. 123R, Share-Based Payment, effective February 1, 2006. The adoption resulted in expenses totaling $1.2 million being recorded to SG&A during the nine months ended October 31, 2006 as compared to $0.8 million being recorded in the nine months ended October 31, 2005.

    Provision for Bad Debts. The provision for bad debts on non-credit portfolio receivables and credit portfolio receivables retained by the Company and not transferred to the QSPE increased by $0.3 million, during the nine months ended October 31, 2006, as compared to the nine months ended October 31, 2005, primarily as a result of provision adjustments due to increased credit losses.

    Interest (Income) Expense, net. Net interest (income) expense improved by $1.0 million, from net interest expense of $0.5 million for the nine months ended October 31, 2005 to net interest income of $0.5 million for the nine months ended October 31, 2006. The net improvement in interest (income) expense was primarily attributable to:

     o the expiration of $20.0 million of our interest rate hedges and the discontinuation of hedge accounting resulted in a net decrease in interest expense of approximately $244,000; and

     o    increased   interest  income  from  invested  funds  of  approximately
          $510,000.

The remaining change of $246,000 resulted from lower average outstanding debt balances and capitalization of interest expense on construction in progress.

    Other (Income) Expense, net. Other (income) expense, net improved by $780,000, from net expense of $7,000 for the nine months ended October 31, 2005, to net income of $773,000 for the nine months ended October 31, 2006. This change was primarily the result of a $0.7 million gain recognized on the sale of a building and the related land.

    Provision for Income Taxes. The provision for income taxes decreased by $0.3 million, or 2.4%, from $15.4 million for the nine months ended October 31, 2005 to $15.1 million for the nine months ended October 31, 2006. The decrease in the Provision for income taxes is attributable to lower Income before income taxes, state tax refunds received during the period and adjustments to reconcile final tax returns to previous estimates, partially offset by additional tax expense from the new Texas margin tax. The impact of the new Texas margin tax was partially offset by the one-time benefit of deferred tax assets recorded as a result of the new tax. Our effective rate for both periods was 35.3% as the refunds and return adjustments were offset by the impact of the Texas margin tax.

    Net Income. As a result of the above factors, Net income decreased $0.7 million, or 2.4%, from $28.3 million for the nine months ended October 31, 2005 to $27.6 million for the nine months ended October 31, 2006.

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

As of October 31, 2006, we had approximately $39.4 million in excess cash, the majority of which was generated through the operations of the Company. In addition to the excess cash, we had $48.1 million under our revolving line of credit, net of standby letters of credit issued, and $8.0 million under our unsecured bank line of credit available to us for general corporate purposes, $31.0 million under extended vendor terms for purchases of inventory and $221.0 million in commitments available to our QSPE for the transfer of receivables.

    In its regularly scheduled meeting on August 24, 2006, our Board of Directors authorized the repurchase of up to $50 million of our common stock, dependent on market conditions and the price of the stock. We expect to fund these purchases with a combination of excess cash, cash flow from operations, borrowings under our revolving credit facilities and proceeds from the sale of owned properties. Through October 31, 2006, we had spent $0.7 million under this authorization to acquire 33,800 shares of our common stock.

    Effective August 28, 2006, we entered into an amendment to our $50 million revolving credit facility with the existing lenders. The amendment increases our restricted payment capacity, which includes payments for repurchases of capital stock, from $25 million to $50 million. There were no other modifications of the Credit Agreement.

    A summary of the significant financial covenants that govern our bank credit facility compared to our actual compliance status at October 31, 2006, is presented below:

                                                                                                            Required
                                                                                                            Minimum/
                                                                                            Actual          Maximum
                                                                                        --------------- ----------------
Debt service coverage ratio must exceed required minimum                                 4.24 to 1.00     2.00 to 1.00
Total adjusted leverage ratio must be lower than required maximum                        1.56 to 1.00     3.00 to 1.00
Consolidated net worth must exceed required minimum                                      $275.4 million  $168.1 million
Charge-off ratio must be lower than required maximum                                     0.03 to 1.00     0.06 to 1.00
Extension ratio must be lower than required maximum                                      0.03 to 1.00     0.05 to 1.00
Thirty-day delinquency ratio must be lower than required maximum                         0.09 to 1.00     0.13 to 1.00

    Note: All terms in the above table are defined by the bank credit facility and may or may not agree directly to the financial statement captions in this document.

    We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and the QSPE's asset-backed securitization facilities. Based on our current operating plans, we believe that cash generated from operations, available borrowings under our bank credit facility and unsecured credit line, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and access to the unfunded portion of the variable funding portion of the QSPE's asset-backed securitization program will be sufficient to fund our operations, store expansion and updating activities, stock repurchases, if any, and capital programs through at least January 31, 2007. However, there are several factors that could decrease cash provided by operating activities, including:

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

    During the nine months ended October 31, 2006, net cash provided by operating activities decreased $40.7 million from $51.8 million provided in the 2005 period to $11.1 million used in the 2006 period. The net decrease in cash provided from operations resulted primarily from the timing of payments of accounts payable and federal income and employment tax payments. We had obtained extended payment terms from several of our vendors due to the impact of hurricanes in the prior fiscal year. Federal income and employment tax payment deadlines after Hurricane Rita were also deferred until February 28, 2006. Those extended terms ended and deadlines were reached in the nine months ended October 31, 2006 and we were required to satisfy those obligations, which negatively impacted our operating cash flows by approximately $18.9 million. Also impacting accounts payable timing were reduced receipts of product during the month of October 2006, resulting in payment due dates on much of the on-hand inventory at October 31, 2006, being met and satisfied. Additionally, during the nine months ended October 31, 2006, cash flow was benefited by the financing transaction completed by the QSPE which provided additional cash, which reduced our retained interest.

    As noted above, we offer promotional credit programs to certain customers that provide for "same as cash" or deferred interest interest-free periods of varying terms, generally three, six, or 12 months; in fiscal year 2005 we increased these terms to include 18, 24 and 36 months. The various "same as cash" promotional accounts and deferred interest program accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30.0% of eligible securitized receivables. If we exceed this 30.0% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period. The percentage of eligible securitized receivables represented by promotional receivables was 18.2% as of October 31, 2006. At October 31, 2005, this percentage, computed on a consistent basis with the October 31, 2006 calculation, would have been 20.8%. The weighted average promotional period was 12.4 months and 11.7 months for promotional receivables outstanding as of October 31, 2005 and 2006, respectively. The weighted average remaining term on those same promotional receivables was 7.7 months as of both October 31, 2005 and 2006. While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables, we receive less income on these receivables, resulting in a reduction of the net interest margin used in the calculation of the gain on the sale of receivables.

    Net cash used by investing activities decreased by $0.7 million, from $14.1 million for the nine months ended October 31, 2005 to $13.4 million for the nine months ended October 31, 2006. The decrease in cash used in investing activities resulted primarily from the sales of property and equipment, partially offset by increased purchases of property and equipment. The cash expended for property and equipment was used primarily for construction of new stores and the reformatting of existing stores to better support our current product mix. Based on current plans, we expect to increase expenditures for property and equipment in fiscal 2007 as we open additional stores, including ownership and development of shopping centers that will feature our store, as compared to fiscal 2006. Additionally, we intend to sell and lease-back certain of the properties we currently own, in order to provide cash flow for funding our growth and stock repurchase plans.

    Net cash from financing activities increased by $9.9 million from $8.6 million used during the nine months ended October 31, 2005 to $1.3 million provided during the nine months ended October 31, 2006. The increase in cash provided by financing activities resulted primarily from decreases in payments on various debt instruments of $10.5 million. Also benefiting cash flow from financing activities was increased proceeds from stock issued under employee benefit plans. During the nine months ended October 31, 2006, we used $0.7 million to purchase 33,800 shares of our common stock.

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

    In August 2006, the issuer entered into an amendment of the Series A note to increase the total available funding to $300 million from $250 million, divided into a $100 million 364-day tranche, and a $200 million tranche that expires in August 2011. The Company's QSPE closed and consummated an offering, pursuant to Rule 144A and Regulation S under the Securities Act of 1933, of $150 million of asset-backed fixed-rate notes (Series 2006A bonds), the net proceeds of which were used primarily to provide the QSPE with additional capacity, fund a required $6.0 million cash reserve account and to reduce the amount outstanding under the existing Series A variable funding note. The proceeds of the new issuance provide the issuer additional capacity for the purchase of our receivables and to make the $10 million monthly principal payments due on the Series B bonds beginning in October 2006.

    At October 31, 2006, the issuer had issued three series of notes and bonds: a Series A variable funding note with a total availability of $300 million purchased by Three Pillars Funding LLC, three classes of Series B bonds with an aggregate amount outstanding of $190 million, of which $8.0 million was required to be placed in a restricted cash account for the benefit of the bondholders, and three classes of Series 2006A bonds with an aggregate amount outstanding of $150 million, of which $6.0 million was required to be placed in a restricted cash account for the benefit of the bondholders. If the net portfolio yield, as defined by agreements, falls below 5.0%, then the issuer may be required to fund additions to the cash reserves in the restricted cash accounts. At October 31, 2006, the net portfolio yield was in compliance with this requirement. Private institutional investors, primarily insurance companies, purchased the Series B bonds at a weighted fixed rate of 5.25% and Series 2006A bonds at a weighted fixed rate of 5.75%.

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

    After August, 2006 amendment, the Series A variable funding note now permits the issuer to borrow funds up to $300 million to purchase receivables from us, thereby functioning as a "basket" to accumulate receivables. As issuer borrowings under the Series A variable funding note approach $300 million, the issuer is required to request an increase in the Series A amount or issue a new series of bonds and use the proceeds to pay down the then outstanding balance of the Series A variable funding note, so that the basket will once again become available to accumulate new receivables or meet other obligations required under the transaction documents. As of October 31, 2006, borrowings under the Series A variable funding note were $79.0 million.

    We are not directly liable to the lenders under the asset-backed securitization facility. If the issuer is unable to repay the Series A note, Series B bonds and Series 2006A bonds due to its inability to collect the transferred customer accounts, the issuer could not pay the subordinated notes it has issued to us in partial payment for transferred customer accounts, the Series B and Series 2006A bond holders could claim the balance in its $14.0 million restricted cash account. We are also contingently liable under a $20.0 million letter of credit that secures our performance of our obligations or services under the servicing agreement as it relates to the transferred assets that are part of the asset-backed securitization facility.

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

    A summary of the significant financial covenants that govern the Series A variable funding note compared to actual compliance status at October 31, 2006, is presented below:

                                                                                                             Required
                                                                                                             Minimum/
                                                                                             As reported      Maximum
                                                                                           --------------- -------------
Issuer interest must exceed required minimum                                                $46.4 million  $43.7 million
Gross loss rate must be lower than required maximum                                                   3.8%         10.0%
Net portfolio yield must exceed required minimum                                                      7.9%          2.0%
Payment rate must exceed required minimum                                                             6.8%          3.0%

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

Securitization Facilities
We finance most of our customer receivables through asset-backed securitization facilities


                                                                                                   ----------------------------
                                                                                                          Series A Note
                                                                                                          $300 million
                                                                                                      Credit Rating: P1/A2
                                                                                                    Three Pillars Funding LLC
                              Customer Receivables                                 |-------------> ----------------------------
                                                                                   |
----------------------------- -------------------> ----------------------------------------------------------------------------
           Retail                                                    Qualifying    |                     Series B Bonds
           Sales                                                   Special Purpose <-------------->      $190 million
           Entity                                                      Entity      |                  Private Institutional
                                                                      ("QSPE")     |                        Investors
                                                                                   |                  Class A: $114 mm (Aaa)
                                                                                   |                  Class B: $54.9 mm (A2)
                                                                                   |                Class C: $21.1 mm (Baa2)
----------------------------- <------------------- ----------------------------------------------------------------------------
                                                                                   |
                              1. Cash proceeds                                     |               ----------------------------
                              2. Subordinated Securities                          |                    Series 2006A Bonds
                              3. Right to Receive Cash Flows                       |                      $150 million
                                 Equal to Interest Rate Spread                     -------------->    Private Institutional
                                                                                   |                        Investors
                                                                                   |                  Class A: $90 mm (Aaa)
                                                                                   |                 Class B: $43.3 mm (A2)
                                                                                   |                Class C: $16.7 mm (Baa2)
                                                                                                   ----------------------------

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

    As described above, we made changes in internal controls over financial reporting during the quarter ended October 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    On August 25, 2006, we announced that our Board of Directors had authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and in privately negotiated transactions, up to an aggregate of $50.0 million of our common stock, dependent on market conditions and the price of the stock. During the quarter ended October 31, 2006, we effected the following repurchases of our common stock.

                                                          Total # of
                                                             Shares          Approximate
                                                          Purchased as     Dollar Value of
                                  Total # of  Average   Part of Publicly   Shares That May
                                    shares   Price Paid    Announced      Yet Be Purchased
             Period               purchased  per share      Programs     Under the Programs
--------------------------------- ---------- ---------- ---------------- -------------------

August 1 - August 31, 2006                -     $    -                -         $50,000,000

September 1 - September 30, 2006     33,800     $20.24           33,800         $49,316,778

October 1 - October 31, 2006              -     $    -                -         $49,316,778
                                  ----------            ----------------

Total                                33,800                      33,800
                                  ==========            ================


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

Date: November 30, 2006

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

10.10.1 First Amendment to Receivables Purchase Agreement dated August 1, 2006, by and among Conn Funding II, L.P., as Purchaser, Conn Appliances, Inc. and CAI, L.P., collectively as Originator and Seller (incorporated herein by reference to Exhibit 10.10.1 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 15, 2006).

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

10.11.2 Second Supplemental Indenture dated August 1, 2006 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit
          99.1 to Conn's, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 23,
          2006).

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

10.12.3 Amendment No. 3 to Series 2002-A Supplement. dated August 1, 2006, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12.3 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 15, 2006).

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

10.14.3 Third Amendment to Servicing Agreement dated May 16, 2006, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.3 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 15, 2006).

10.14.4 Fourth Amendment to Servicing Agreement dated August 1, 2006, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.4 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 15, 2006).

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

10.23 Series 2006-A Supplement to Base Indenture, dated August 1, 2006, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.23 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 15, 2006).

10.24 Fourth Amended and Restated Subordination and Priority Agreement, dated August 31, 2006, by and among Bank of America, N.A. and JPMorgan Chase Bank, as Agent, and Conn Appliances, Inc. and/or its subsidiary CAI, L.P. (filed herewith).

10.24.1 Fourth Amended and Restated Security Agreement, dated August 31, 2006, by and among Conn Appliances, Inc. and CAI, L.P. and Bank of America, N.A. (filed herewith).

10.25 Letter of Credit and Reimbursement Agreement, dated September 1, 2002, by and among CAI, L.P., Conn Funding II, L.P. and SunTrust Bank (filed herewith).

10.25.1 Amendment to Standby Letter of Credit dated August 23, 2006, by and among CAI, L.P., Conn Funding II, L.P. and SunTrust Bank (filed herewith).

10.25.2 Amendment to Standby Letter of Credit dated September 20, 2006, by and among CAI, L.P., Conn Funding II, L.P. and SunTrust Bank (filed herewith).

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