Form 10-K
period 2007-01-31
CONNS INC
filed 2007-03-29
CIK 1223389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2007    Commission File Number 000-50421
CONN’S, INC.
(Exact Name of Registrant as Specified in its Charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3295 College Street
Beaumont, Texas 77701
(Address of Principal Executive Offices)
(409) 832-1696
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $0.01 per share	The NASDAQ Global Select Market, Inc
Securities registered pursuant to Section 12(g) of the Act:
NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2006 was approximately $175.1 million based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market, Inc.
     There were 23,809,522 shares of common stock, $0.01 par value per share, outstanding on March 26, 2007.
DOCUMENTS INCORPORATED BY REFERENCE:
          Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 2007 (incorporated herein by reference in Part III).

PART I
ITEM 1. BUSINESS.
     Unless the context indicates otherwise, references to “we,” “us,” and “our” refer to the consolidated business operations of Conn’s, Inc. and all of its direct and indirect subsidiaries, limited liability companies and limited partnerships.
Overview
     We are a specialty retailer of home appliances and consumer electronics. We sell major home appliances including refrigerators, freezers, washers, dryers and ranges, and a variety of consumer electronics including micro-display projection, and plasma and LCD flat panel televisions, camcorders, digital cameras, DVD players and home theater products. We also sell home office equipment, lawn and garden equipment, mattresses and furniture and we continue to introduce additional product categories for the home and for consumer entertainment, such as MP3 player’s, to help increase same store sales and to respond to our customers’ product needs. We offer over 2,500 product items, or SKUs, at good-better-best price points representing such national brands as General Electric, Whirlpool, Frigidaire, Maytag, LG, Mitsubishi, Samsung, Sony, Toshiba, Hitachi, Apple, Serta, Ashley, Lane, Hewlett Packard, Compaq, Poulan, Husqvarna and Toro. Based on revenue in 2005, we were the 9th largest retailer of home appliances and the 37th largest retailer of consumer electronics in the United States. Additionally, historically we are the second or third leading retailer of home appliances in terms of market share in the majority of our established markets. Likewise, in the home entertainment product categories in which we compete, we rank third or fourth in market share in the majority of our established markets.
     We began as a small plumbing and heating business in 1890. We began selling home appliances to the retail market in 1937 through one store located in Beaumont, Texas. We opened our second store in 1959 and have since grown to 62 stores.
     We have been known for providing excellent customer service for over 115 years. We believe that our customer-focused business strategies make us an attractive alternative to appliance and electronics superstores, department stores and other national, regional and local retailers. We strive to provide our customers with:
•	a high level of customer service;

•	highly trained and knowledgeable sales personnel;

•	a broad range of competitively priced, customer-driven, brand name products;

•	flexible financing alternatives through our proprietary credit programs;

•	next day delivery capabilities; and

•	outstanding product repair service.
          We believe that these strategies drive repeat purchases and enable us to generate substantial brand name recognition and customer loyalty. During fiscal 2007, approximately 61% of our credit customers, based on the number of invoices written, were repeat customers.
     In 1994, we realigned and added to our management team, enhanced our infrastructure and refined our operating strategy to position ourselves for future growth. From fiscal 1994 to fiscal 1999, we selectively grew our store base from 21 to 26 stores while improving operating margins from 5.2% to 8.7%. Since fiscal 1999, we have generated significant growth in our number of stores, revenue and profitability. Specifically:
•	we have grown from 26 stores to 62 stores, an increase of over 138%, with several more stores currently under development;

•	total revenues have grown 224%, at a compounded annual rate of 15.8%, from $234.5 million in fiscal 1999, to $760.6 million in fiscal 2007;

•	net income from continuing operations has grown 358%, at a compounded annual rate of 20.9%, from $8.8 million in fiscal 1999 to $40.3 million in fiscal 2007; and

•	our same store sales growth from fiscal 1999 through fiscal 2007 has averaged 8.6%; it was 3.6% for fiscal 2007. See additional discussion about same store sales under Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Our principal executives offices are located at 3295 College Street, Beaumont, Texas 77701. Our telephone number is (409) 832-1696, and our corporate website is www.conns.com. We do not intend for information contained on our website to be part of this Form 10-K.
Corporate Reorganization
     We were formed as a Delaware corporation in January 2003 with an initial capitalization of $1,000 to become the holding company of Conn Appliances, Inc., a Texas corporation. Prior to the completion of our initial public offering (the IPO) in November 2003, we had no operations. As a result of the IPO, Conn Appliances, Inc. became our wholly-owned subsidiary and the common and preferred stockholders of Conn Appliances, Inc. exchanged their common and preferred stock on a one-for-one basis for the common and preferred stock of Conn’s, Inc. Immediately after the IPO, all preferred stock and accumulated dividends were redeemed, either through the payment of cash or through the conversion of preferred stock to common stock.
Industry Overview
     The home appliance and consumer electronics industry includes major home appliances, small appliances, home office equipment and software, micro-display projection and plasma and LCD flat panel televisions, and audio, video and portable electronics. Sellers of home appliances and consumer electronics include large appliance and electronics superstores, national chains, small regional chains, single-store operators, appliance and consumer electronics departments of selected department and discount stores and home improvement centers.
     Based on data published in Twice, This Week in Consumer Electronics, a weekly magazine dedicated to the home appliances and consumer electronics industry in the United States, the top 100 major appliance retailers reported sales of approximately $22.8 billion in 2005, up approximately 3.2% from reported sales in 2004 of approximately $22.1 billion. The retail appliance market is large and concentrated among a few major dealers. Sears has been the leader in the retail appliance market, with a market share of the top 100 retailers of approximately 39% in both 2004 and 2005. Lowe’s and Home Depot held the second and third place positions, respectively, in national market share in 2005.
     As measured by Twice, the top 100 consumer electronics retailers in the United States reported equipment and software sales of $108.2 billion in 2005, a 11.9% increase from the $96.7 billion reported in 2004. According to the Consumer Electronics Association, or CEA, total industry manufacturer sales of consumer electronics products in the United States, are projected to exceed $155 billion in 2007, up from $145 billion in 2006. The consumer electronics market is highly fragmented. We estimate, based on data provided in Twice, that the two largest consumer electronics superstore chains together accounted for approximately 32% of the total electronics sales attributable to the 100 largest retailers in 2005. New entrants in both the home appliances and consumer electronics industries have been successful in gaining market share by offering similar product selections at lower prices.
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
•	Digital Television (DTV and High Definition TV). The Federal Communications Commission has set a hard date of February 17, 2009 for all commercial television stations to transition from broadcasting analog signals to digital signals. The Yankee Group, a communications and networking research and consulting firm, estimates that by the year 2010, HDTV signals will be in nearly 80 million homes in the United States. To view a digital transmission, consumers will need either a digital television or a set-top box converter capable of converting the digital broadcast for viewing on an analog set. We believe the high clarity digital flat panel televisions in both liquid crystal display (LCD), and plasma formats has increased the quality and sophistication of these entertainment products and will be a key driver of digital television growth as more digital and high definition content is made available either through traditional distribution methods or through emerging content delivery systems. As prices continue to drop on such products, they become increasingly attractive to larger and more diverse group of consumers.

•	Digital Versatile Disc (DVD). According to the CEA, the DVD player has been the fastest growing consumer electronics product in history. First introduced in March 1997, DVD players are currently in 80% of U.S. homes. We believe newer technology based on the DVD delivery system, such as high definition DVD, “blu-ray”, and portable players will continue to drive consumer interest in this entertainment category.

•	Portable electronics. Compressed-music portables, represented most notably by the Apple iPod, enjoy significant growth, and accounted for over 85% of total dollar sales of portable audio products in 2006 according to the CEA as reported in TWICE magazine.
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

the approximately 40 manufacturers and distributors that enable us to offer over 2,500 SKUs to our customers. Our principal suppliers include General Electric, Whirlpool, Frigidaire, Maytag, LG, Mitsubishi, Samsung, Sony, Toshiba, Hitachi, Apple, Serta, Ashley, Lane, Hewlett Packard, Compaq, Poulan, Husqvarna and Toro. To facilitate our responsiveness to customer demand, we test the sales process of all new products and obtain customers’ reactions to new display formats before introducing these products and display formats to all of our stores.
•	Offering flexible financing alternatives through our proprietary credit programs. In the last three years, we financed, on average, approximately 58% of our retail sales through our internal credit programs. We believe our credit programs expand our potential customer base, increase our sales revenue and enhance customer loyalty by providing our customers immediate access to financing alternatives that our competitors typically do not offer. Our credit department makes all credit decisions internally, entirely independent of our sales personnel. We provide special consideration to the customer’s credit history with us. Before extending credit, we match our loss experience by product category with the customer’s credit worthiness to determine down payment amounts and other credit terms. This facilitates product sales while keeping our credit risk within an acceptable range. We provide a full range of credit products, including interest-free programs for the highest credit quality customers and our secondary portfolio for our credit challenged customers. The secondary portfolio, which has generally lower average credit scores than our primary portfolio, undergoes more intense internal underwriting scrutiny to mitigate the inherently greater risk. Approximately 56% of customers who have active credit accounts with us take advantage of our in-store payment option and come to our stores each month to make their payments, which we believe results in additional sales to these customers. Through our predictive dialing program, we contact customers with past due accounts daily and attempt to work with them to collect payments in times of financial difficulty or periods of economic downturn. Our credit decisions and collections process enabled us to achieve an average net loss ratio of 2.8% over the past three years on the credit portfolio that we service for a Qualifying Special Purpose Entity or QSPE.

•	Maintaining next day distribution capabilities. We maintain five regional distribution centers and two other related facilities that cover all of the major markets in which we operate. These facilities are part of a sophisticated inventory management system that also includes a fleet of approximately 120 transfer and delivery vehicles that service all of our markets. Our distribution operations enable us to deliver products on the day after the sale for approximately 94% of our customers who scheduled delivery during that timeframe.

•	Providing outstanding product repair service. We service every product that we sell, and we service only the products that we sell. In this way, we can assure our customers that they will receive our service technicians’ exclusive attention to their product repair needs. All of our service centers are authorized factory service facilities that provide trained technicians to offer in-home diagnostic and repair service as well as on-site service and repairs for products that cannot be repaired in the customer’s home.
Store Development and Growth Strategy
     In addition to executing our business strategy, we intend to continue to achieve profitable, controlled growth by increasing same store sales, opening new stores and updating, expanding or relocating our existing stores.
•	Increasing same store sales. We plan to continue to increase our same store sales by:
•	continuing to offer quality products at competitive prices;

•	re-merchandising our product offerings in response to changes in consumer demand;

•	adding new merchandise to our existing product lines;

•	training our sales personnel to increase sales closing rates;

•	updating our stores as needed;

•	continuing to promote sales of computers and smaller electronics, including the expansion of high margin accessory items;

•	continuing to provide a high level of customer service in sales, delivery and servicing of our products; and

•	increasing sales of our merchandise, finance products, service maintenance agreements and credit insurance through direct mail and in-store credit promotion programs.
•	Opening new stores. We intend to take advantage of our reliable infrastructure and proven store model to continue the pace of our new store openings by opening six to eight new stores in fiscal 2008. This infrastructure includes our proprietary management information systems, training processes, distribution network, merchandising capabilities, supplier relationships, product service capabilities and centralized credit approval and collection processes. We intend to expand our store base in existing, adjacent and new markets, as follows:
•	Existing and adjacent markets. We intend to increase our market presence by opening new stores in our existing markets and in adjacent markets as we identify the need and opportunity. New store openings in these locations will allow us to maximize opportunity in those markets and leverage our existing distribution network, advertising presence, brand name recognition and reputation. In fiscal 2007 we opened new stores in Houston, Dallas and San Antonio.

•	New markets. We have identified several new markets that meet our criteria for site selection, including South Texas, East Texas, central Louisiana around Shreveport, Monroe and Alexandria, southern Oklahoma and southwest Arkansas. We intend to consider these new markets, as well as others, over the next several fiscal years. We intend to first address markets in states in which we currently operate. We expect that this new store growth will include major metropolitan markets in both Texas and Louisiana. We have also identified a number of smaller markets within Texas and Louisiana in which we expect to explore new store opportunities. Our long-term growth plans include markets in other areas of significant population density in neighboring states.
•	Updating, expanding or relocating existing stores. Over the last three years, we have updated, expanded or relocated most of our stores. We have implemented our larger prototype store model at all locations in which the market demands support such store size, and where available physical space would accommodate the required design changes. As we continue to add new stores or replace existing stores, we intend to modify our floor plan to include elements of this new model. We continuously evaluate our existing and potential sites to ensure our stores are in the best possible locations and relocate stores that are not properly positioned. We typically lease rather than purchase our stores to retain the flexibility of managing our financial commitment to a location if we later decide that the store is performing below our standards or the market would be better served by a relocation. After updating, expanding or relocating a store, we expect to increase same store sales at those stores.
     The addition of new stores has played, and we believe will continue to play, a significant role in our continued growth and success. We currently operate 62 retail stores located in Texas and Louisiana. We opened six stores in each of fiscal 2005, 2006 and 2007. We also closed one clearance store in one of our markets in fiscal 2005. We plan to continue our store development program by opening an additional six to eight new stores, or an approximately 10% increase in total retail floor space, per year and continue to update a portion of our existing stores each year. We believe that continuing our strategies of updating existing stores, growing our store base and locating our stores in desirable geographic markets are essential for our future success.
Customers
     We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer accounts for more than 10% of our total revenues; in fact, no single customer accounted for more than $500,000 (less than 0.1%) of our total revenue of $760.6 million during the year ended January 31, 2007.

Products and Merchandising
     Product Categories. Each of our stores sells five major categories of products: major home appliances, consumer electronics, computers and peripheral equipment, delivery and installation services and other household products, including furniture, lawn and garden equipment and mattresses. The following table, which has been adjusted from previous filings to ensure comparability, presents a summary of net sales by major product category, service maintenance agreement commissions and service revenues, for the years ended January 31, 2005, 2006, and 2007:

	Years Ended January 31,
	2005		2006		2007
	Amount	%	Amount	%	Amount	%
Major home appliances	$168,544	34.1%	$223,294	36.0%	$230,963	34.1%
Consumer electronics	154,873	31.3	186,663	30.1	214,271	31.7
Track	84,803	17.2	99,184	16.0	94,395	13.9
Delivery	7,605	1.5	9,931	1.6	11,380	1.7
Lawn and garden	14,272	2.9	17,567	2.8	16,741	2.5
Bedding	10,240	2.1	13,120	2.1	17,721	2.6
Furniture	7,207	1.5	15,320	2.5	33,357	4.9
Other	4,016	0.8	4,798	0.8	5,131	0.8

Total product sales	451,560	91.4	569,877	91.8	623,959	92.2
Service maintenance agreement commissions	23,950	4.8	30,583	4.9	30,567	4.5
Service revenues	18,725	3.8	20,278	3.3	22,411	3.3

Total net sales	$494,235	100.0%	$620,738	100.0%	$676,937	100.0%

     Within these major product categories (excluding service maintenance agreements, service revenues and delivery and installation), we offer our customers over 2,500 SKUs in a wide range of price points. Most of these products are manufactured by brand name companies, including General Electric, Whirlpool, Frigidaire, Maytag, LG, Mitsubishi, Samsung, Sony, Toshiba, Hitachi, Apple, Serta, Ashley, Lane, Hewlett Packard, Compaq, Poulan, Husqvarna and Toro. As part of our good-better-best merchandising strategy, our customers are able to choose from products ranging from low-end to mid- to high-end models in each of our key product categories, as follows:

Category	Products	Selected Brands

Major appliances	Refrigerators, freezers, washers, dryers, ranges, dishwashers, air conditioners and vacuum cleaners	General Electric, Frigidaire, Whirlpool, Maytag, LG, KitchenAid, Sharp, Friedrich, Roper, Hoover and Eureka

Consumer electronics	Projection, plasma, LCD and DLP televisions, and home theater systems	Sony, Samsung, Mitsubishi, LG, Toshiba, Hitachi, Yamaha and Bose

Track	Computers, computer peripherals, camcorders, digital cameras, DVD players, audio components, compact disc players, speakers and portable electronics (e.g. iPods)	Hewlett Packard, Compaq, Sony, Apple and Yamaha

Other	Lawn and garden, furniture and mattresses	Poulan, Husqvarna, Toro, Rally, Weedeater, Ashley, Lane, Franklin and Serta

     Purchasing. We purchase products from over 100 manufacturers and distributors. Our agreements with these manufacturers and distributors typically cover a one or two year time period, are renewable at the option of the parties and are terminable upon 30 days written notice by either party. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal 2007, 57.2% of our total inventory purchases were from six vendors, including 12.9%, 12.7% and 12.1% of our total inventory from Frigidaire, Samsung and Whirlpool, respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. We have no indication that any of our suppliers will discontinue selling us merchandise. We have not experienced significant difficulty in maintaining adequate sources of merchandise, and we generally expect that adequate sources of merchandise will continue to exist for the types of products we sell.
     Merchandising Strategy. We focus on providing a comprehensive selection of high-quality merchandise to appeal to a broad range of potential customers. Consistent with our good-better-best merchandising strategy, we offer a wide range of product selections from entry-level models through high-end models. We primarily sell brand name warranted merchandise. Our established relationships with major appliance and electronic vendors and our affiliation with NATM, a major buying group, give us purchasing power that allows us to offer custom-featured appliances and electronics and provides us a competitive selling advantage over other independent retailers. We test the sale of all new products and obtain customers’ reactions to new display formats before introducing these products and display formats to all of our stores. As part of our merchandising strategy, we operate clearance centers, either as stand-alone units or incorporated within one of our retail stores, in our Houston, San Antonio and Dallas markets to help sell damaged, used or discontinued merchandise.
     Pricing. We emphasize competitive pricing on all of our products and maintain a low price guarantee that is valid in all markets for 10 to 30 days after the sale, depending on the product. At most of our stores, to print an invoice that contains pricing other than the price maintained within our computer system, sales personnel must call a special “hotline” number at the corporate office for approval. Personnel staffing this hotline number are familiar with competitor pricing and are authorized to make price adjustments to fulfill our low price guarantee when a customer presents acceptable proof of the competitor’s lower price. This centralized function also allows us to maintain control of pricing and to store and retrieve pricing data of our competitors.
Customer Service
     We focus on customer service as a key component of our strategy. We believe our next day delivery option, which is not offered by most of our competitors, is one of the keys to our success. Additionally, we attempt to answer and resolve all customer complaints within 48 hours of receipt. We track customer complaints by individual salesperson, delivery person and service technician. We send out over 38,000 customer satisfaction survey cards each month covering all deliveries and service calls. Based upon a response rate from our customers of approximately 15%, we consistently report an average customer satisfaction level of approximately 91%.

Store Operations
     Stores. At the end of fiscal 2007 we operated 62 retail and clearance stores located in Texas and Louisiana. The following table illustrates our markets, the number of freestanding and strip mall stores in each market and the calendar year in which we opened our first store in each market:

	Number of Stores		First
	Stand	Strip	Store
Market	Alone	Mall	Opened
Houston	6	15	1983
San Antonio/Austin	6	8	1994
Golden Triangle (Beaumont, Port Arthur and Orange, Texas and Lake Charles, Louisiana)	1	4	1937
Baton rougel/Lafayette	1	4	1975
Corpus Christi	1	0	2002
Dallas/Fort Worth	1	13	2003
South Texas	0	2	2004

Total	16	46

     Our stores have an average selling space of approximately 21,700 square feet, plus a rear storage area averaging approximately 5,500 square feet for fast-moving or smaller products that customers prefer to carry out rather than wait for in-home delivery. Three of our stores are clearance centers for discontinued product models and damaged merchandise, returns and repossessed product located in our Houston and Dallas markets and contain 48,800 square feet of combined selling space. All stores are open from 10:00 a.m. to 9:30 p.m. Monday through Friday, from 9:00 a.m. to 9:30 p.m. on Saturday, and from 11:00 a.m. to 7:00 p.m. on Sunday. We also offer extended store hours during the holiday selling season.
     Approximately 74% of our stores are located in strip shopping centers and regional malls, with the balance being stand-alone buildings in “power centers” of big box consumer retail stores. All of our locations have parking available immediately adjacent to the store’s front entrance. Our storefronts have a distinctive front that guides the customer to the entrance of the store. Inside the store, a large colorful tile track circles the interior floor of the store. One side of the track leads the customer to major appliances, while the other side of the track leads the customer to a large display of television and projection television products. The inside of the track contains various home office and consumer electronic products such as computers, printers, DVD players, camcorders, digital cameras and MP3 players. Mattresses, furniture and lawn and garden equipment displays occupy the rear of the sales floor. To reach the cashier’s desk at the center of the track area, our customers must walk past our products. We believe this increases sales to customers who have purchased products from us on credit in the past and who return to our stores to make their monthly credit payments.
     We have updated most of our stores in the last three years. We expect to continue to update our stores as needed to address each store’s specific needs. All of our updated stores, as well as our new stores, include modern interior selling spaces featuring attractive signage and display areas specifically designed for each major product type. Our prototype store for future expansion has from 25,000 to 30,000 square feet of retail selling space, which is approximately 20% more than the average size of our existing stores and a rear storage area of between 5,000 and 7,000 square feet. Our investment to update our stores has averaged approximately $170,000 per store over the past three years, and as a result of the updating, we expect to increase same store sales at those stores. Over the last three years, we have invested approximately $7.7 million updating, refurbishing or relocating our existing stores.
     Site Selection. Our stores are typically located adjacent to freeways or major travel arteries and in the vicinity of major retail shopping areas. We prefer to locate our stores in areas where our prominent storefront will be the anchor of the shopping center or readily visible from major thoroughfares. We also attempt to locate our stores in the vicinity of major home appliance and electronics superstores. We have typically entered major metropolitan markets where we can potentially support at least 10 to 12 stores. We believe this number of stores allows us to optimize advertising and distribution costs. We have and may continue to elect to experiment with opening lower numbers of new stores in smaller communities where customer demand for products and services outweighs any extra cost. Other factors we consider when evaluating potential markets include the distance from our distribution centers, our existing store locations and store locations of our competitors and population, demographics and growth potential of the market.
     Store Economics. We lease 55 of our 62 current store locations, with an average monthly rent of $19,400. Our average per store investment for the 9 new leased stores we have opened in the last two years was approximately $1.6 million, including leasehold improvements, fixtures and equipment and inventory (net of accounts payable). Our total investment for the three locations that were purchased or built in the last two years averaged approximately $4.4 million, including land, buildings, fixtures and equipment and inventory (net of accounts payable). For these new stores, excluding the clearance center, the net sales per store have averaged $0.7 million per month.
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
     Personnel and Compensation. We staff a typical store with a store manager, an assistant manager, an average of 20 sales personnel and other support staff including cashiers and/or porters based on store size and location. Managers have an average tenure with us of approximately seven years and typically have prior sales floor experience. In addition to store managers, we have seven district managers that generally oversee from seven to ten stores in each market. Our district managers generally have five to fifteen years of sales experience and report to our senior vice president of sales, who has over twenty years of sales experience.
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
     Training. New sales personnel must complete an intensive two week classroom training program conducted at our corporate office. We then require them to spend an additional week riding in delivery and service trucks to gain an understanding of how we serve our customers after the sale is made. Installation and delivery staff and service personnel receive training through an on-the-job program in which individuals are assigned to an experienced installation and delivery or service employee as helpers prior to working alone. In addition, our employees benefit from on-site training conducted by many of our vendors.
     We attempt to identify store manager candidates early in their careers with us and place them in a defined program of training. They generally first attend our in-house training program, which provides guidance and direction for the development of managerial and supervisory skills. They then attend a Dale Carnegie certified management course that helps solidify their management knowledge and builds upon their internal training. After completion of these training programs, manager candidates work as assistant managers for six to twelve months and are then allowed to manage one of our smaller stores, where they are supervised closely by the store’s district manager. We give new managers an opportunity to operate larger stores as they become more proficient in their management skills. Each store manager attends mandatory training sessions on a monthly basis and also attends bi-weekly sales training meetings where participants receive and discuss new product information.
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

     Direct marketing has become an effective way for us to present our products and services to our existing customers and potential new customers. We use direct mail to target promotional mailings to credit worthy individuals, including new residents in our market areas from time to time. In addition, we use direct mail to market increased credit lines to existing customers, to encourage customers using third party credit to convert to our credit programs and for customer appreciation mailings. We also conduct a mail program to reestablish contact with customers who applied for credit recently at one of our stores but did not purchase a product. Additionally, we call customers who recently applied for credit at one of our retail locations but did not purchase a product; this often redirects potential purchasers back into the original store location.
     Our website, www.conns.com, provides customers the ability to purchase our products on-line, offers information about our selection of products and provides useful information to the consumer on pricing, features and benefits for each product, in addition to required corporate governance information. Our website also allows the customers residing in the markets in which we operate retail locations to apply and be considered for credit and see our special on-line promotional items. The website currently averages approximately 6,670 visits per day from potential and existing customers and during fiscal 2007, was the source of approximately 120,920 credit applications. The website is linked to a call center, allowing us to better assist customers with their credit and product needs.
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
     In our retail stores, we maintain an inventory of fast-moving items and products that the customer is likely to carry out of the store. Our sophisticated Distribution Inventory Sales computer system and the use of scanning technology in our distribution centers allow us to determine, on a real-time basis, the exact location of any product we sell. If we do not have a product at the desired retail store at the time of sale, we can provide it through our distribution system on a next day basis.
     We maintain a fleet of tractors and trailers that allow us to move products from market to market and from distribution centers to stores. Our fleet of home delivery vehicles enables our highly-trained delivery and installation specialists to quickly complete the sales process, enhancing customer service. We receive a delivery fee based on their choice of delivery. Additionally, we are able to complete deliveries to our customers on the day after the sale for approximately 94% of our customers who have scheduled delivery during that timeframe.
Finance Operations
     General. We sell our products for cash or for payment through major credit cards, which we treat as cash sales. We also offer our customers several financing alternatives through our proprietary credit programs. In the last three fiscal years, we financed, on average, approximately 58% of our retail sales through one of our two credit programs. We offer our customers a choice of installment payment plans and revolving credit plans through our primary credit portfolio. We also offer an installment program through our secondary credit portfolio to a limited number of customers who do not qualify for credit under our primary credit portfolio. The following table shows our product and service maintenance agreements sales, net of returns and allowances, by method of payment for the periods indicated.

	Years Ended January 31,
	2005		2006		2007
	Amount	%	Amount	%	Amount	%
Cash and other credit cards	$193,753	40.8%	$254,047	42.3%	$274,533	42.0%
Primary credit portfolio:
Installment	225,369	47.4	263,667	43.9	262,653	40.1
Revolving	20,663	4.3	30,697	5.1	43,225	6.6
Secondary credit portfolio	35,725	7.5	52,049	8.7	74,115	11.3

Total	$475,510	100.0%	$600,460	100.0%	$654,526	100.0%

     Credit Approval. Our credit programs are operated by our centralized credit department staff, independent of sales personnel. As part of our centralized credit approval process, we have developed a proprietary standardized scoring model that provides preliminary credit decisions, including down payment amounts and credit terms, based on both customer and product risk. We developed this model with data analysis by Equifax® to correlate the product category of a customer purchase with the default probability. We reported, in connection with the bond offering completed by our QSPE in August 2006, that the weighted average credit score of the receivables included in the sold portfolio was 604, excluding accounts that had no credit score. Although we rely on this program to approve automatically some credit applications from customers, approximately 91% of our credit decisions are based on evaluation of the customer’s creditworthiness by a qualified credit grader. As of January 31, 2007, we employed approximately 500 full-time and part-time employees who focus on credit approval, collections and credit customer service. These employees are trained to follow our strict methodology in approving credit, collecting our accounts, and charging off any uncollectible accounts based on pre-determined aging criteria.
     A significant part of our ability to control delinquency and net charge-off is based on the level of down payments that we require and the purchase money security interest that we obtain in the product financed, which reduce our credit risk and increase our customers’ ability and willingness to meet their future obligations. We require the customer to purchase or provide proof of credit property insurance coverage to offset potential losses relating to theft or damage of the product financed.
     Installment accounts are paid over a specified period of time with set monthly payments. Revolving accounts provide customers with a specified amount which the customer may borrow, repay and re-borrow so long as the credit limit is not exceeded. Most of our installment accounts provide for payment over 12 to 36 months, and for those accounts paid in full during fiscal 2007, the average account was outstanding for approximately 12 to 14 months. Our revolving accounts were outstanding approximately 13 to 15 months for those accounts paid in full during fiscal 2007. During fiscal 2007, approximately 18% of the applications approved under the primary program were handled automatically through our computer system based on the customer’s credit history. The remaining applications, of both new and repeat customers, are sent to an experienced in-house credit grader.
     We created our secondary credit portfolio program to meet the needs of those customers who do not qualify for credit under our primary program, typically due to past credit problems or lack of credit history. If we cannot approve a customer’s application for credit under our primary portfolio, we automatically send the application to the credit staff of our secondary portfolio for further consideration, using stricter underwriting criteria. The additional requirements include verification of employment and recent work history, reference checks and higher required down payment levels. We offer only the installment program to those customers that qualify under these stricter underwriting criteria. An experienced, in-house credit grader administers the credit approval process for all applications received under our secondary portfolio program. Most of the installment accounts approved under this program provide for repayment over 12 to 36 months, and for those accounts paid in full during fiscal 2007, the average account was outstanding for approximately 18 to 20 months.

     The following two tables present, for comparison purposes, information regarding our two credit portfolios.

	Primary Portfolio (1)
	Years Ended January 31,
	2005	2006	2007
	(total outstanding balance in thousands)
Total outstanding balance (period end)	$358,252	$421,649	$435,607
Average outstanding customer balance	$1,268	$1,284	$1,250
Number of active accounts (period end)	282,533	328,402	348,593
Total applications processed (2)	567,352	684,674	778,784
Percent of retail sales financed	51.7%	49.0%	46.7%
Total applications approved	56.4%	52.8%	45.8%
Average down payment	7.4%	7.6%	10.6%
Average interest spread (3)	12.7%	12.0%	11.0%

	Secondary Portfolio
	Years Ended January 31,
	2005	2006	2007
	(total outstanding balance in thousands)
Total outstanding balance (period end)	$70,448	$98,072	$133,944
Average outstanding customer balance	$1,040	$1,128	$1,212
Number of active accounts (period end)	67,718	86,936	110,472
Total applications processed (2)	238,605	314,698	404,543
Percent of retail sales financed	7.5%	8.7%	11.3%
Total applications approved	33.3%	34.1%	32.1%
Average down payment	27.2%	26.4%	25.1%
Average interest spread (3)	14.0%	14.1%	13.5%

(1)	The Primary Portfolio consists of owned and sold receivables.

(2)	Unapproved credit applications in the primary portfolio are automatically referred to the secondary portfolio.

(3)	Difference between the average interest rate yield on the portfolio and the average cost of funds under the securitization program plus the allocated interest related to funds required to finance the credit enhancement portion of the portfolio. Also reflects the loss of interest income resulting from interest free promotional programs.
     Credit Quality. We enter into securitization transactions to sell our retail receivables to a qualifying special purpose entity or QSPE, which we formed for this purpose. After the sale, we continue to service these receivables under a contract with the QSPE. We closely monitor these credit portfolios to identify delinquent accounts early and dedicate resources to contacting customers concerning past due accounts. We believe that our local presence, ability to work with customers and flexible financing alternatives contribute to the historically low net charge-off rates on these portfolios. In addition, our customers have the opportunity to make their monthly payments in our stores, and approximately 56% of our active credit accounts did so at some time during the last 12 months. We believe that these factors help us maintain a relationship with the customer that keeps losses low while encouraging repeat purchases.
     Our follow-up collection activities involve a combination of efforts that take place in our corporate office and two smaller collection centers located in Dallas and San Antonio, and outside collection efforts that involve a visit by one of our credit counselors to the customer’s home. We maintain a predictive dialer system and letter campaign that helps us contact between 25,000 and 30,000 delinquent customers daily. We also maintain an experienced skip-trace department that utilizes current technology to locate customers who have moved and left no forwarding address. Our outside collectors provide an on-site contact with the customer to assist in the collection process or, if needed, to actually repossess the product in the event of non-payment. Repossessions are made when it is clear that the customer is unwilling to establish a reasonable payment process. Our legal department represents us in bankruptcy proceedings and filing of delinquency judgment claims and helps handle any legal issues associated with the collection process.
     Generally, we deem an account to be uncollectible and charge it off if the account is 120 days or more past due and we have not received a payment in the last seven months. Over the last 36 months, we have recovered approximately 15% of charged-off amounts through our collection activities. The income that we realize from our interest in securitized receivables depends on a number of factors, including expected credit losses. Therefore, it is to our advantage to maintain a low delinquency rate and loss ratio on these credit portfolios.
     Our accounting and credit staff consistently monitor trends in charge-offs by examining the various characteristics of the charge-offs, including store of origination, product type, customer credit information, down payment amounts and other identifying information. We track our charge-offs both gross, before recoveries, and net, after recoveries. We periodically adjust our credit granting, collection and charge-off policies based on this information.
     The following table reflects the performance of our two credit portfolios, net of unearned interest.

	Primary Portfolio (1)			Secondary Portfolio
	Years Ended January 31,			Years Ended January 31,
	2005	2006	2007	2005	2006	2007
	(dollars in thousands)			(dollars in thousands)
Total outstanding balance (period end)	$358,252	$421,649	$435,607	$70,448	$98,072	$133,944
Average total outstanding balance	$323,108	$387,464	$417,747	$64,484	$86,461	$116,749
Account balances over 60 days old (period end)	$17,503	$26,029	$26,024	$5,640	$9,508	$11,638
Percent of balances over 60 days old to total outstanding (period end) (2)	4.9%	6.2%	6.0%	8.0%	9.7%	8.7%
Bad debt write-offs (net of recoveries)	$7,601	$9,852	$13,507	$1,604	$1,915	$3,896
Percent of write-offs (net) to average outstanding (3)	2.4%	2.5%	3.2%	2.5%	2.2%	3.3%

(1)	The Primary Portfolio consists of owned and sold receivables.

(2)	At January 31, 2006, the percent of balances over 60 days old was elevated due to the impact of Hurricanes Katrina and Rita. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3)	The fiscal year ended January 31, 2005, includes the benefit of new information received during the year, which impacted the realization of sales tax credits on prior year write-offs. The fiscal year ended January 31, 2007, was impacted by the disruption to our credit collection operations caused by Hurricane Rita.
     The following table presents information regarding the growth of our combined credit portfolios, including unearned interest.

	Years Ended January 31,
	2005	2006	2007
	(dollars in thousands)
Beginning balance	$418,702	$514,204	$620,736
New receivables financed	423,935	495,553	511,158
Revolving finance charges	3,926	3,858	3,892
Returns on account	(10,670)	(5,397)	(5,465)
Collections on account	(312,484)	(375,342)	(437,665)
Accounts charged off	(11,825)	(14,392)	(19,538)
Recoveries of charge-offs	2,620	2,252	2,135

Ending balance	514,204	620,736	675,253
Less unearned interest at end of period	(85,504)	(101,015)	(105,703)

Total portfolio, net	$428,700	$519,721	$569,550

Product Support Services
     Credit Insurance. Acting as agents for unaffiliated insurance companies, we sell credit life, credit disability, credit involuntary unemployment and credit property insurance at all of our stores. These products cover payment of the customer’s credit account in the event of the customer’s death, disability or involuntary unemployment or if the financed property is lost or damaged. We receive sales commissions from the unaffiliated insurance company at the time we sell the coverage, and we recognize retrospective commissions, which are additional commissions paid by the insurance carrier if insurance claims are less than earned premiums, as such commissions are actually earned.

     We require proof of property insurance on all installment credit purchases, although we do not require that customers purchase this insurance from us. During fiscal 2007, approximately 83.0% of our credit customers purchased one or more of the credit insurance products we offer, and approximately 22.9% purchased all of the insurance products we offer. Commission revenues from the sale of credit insurance contracts represented approximately 2.8%, 2.4% and 2.4% of total revenues for fiscal years 2005, 2006 and 2007, respectively.
     Warranty Service. We provide warranty service for all of the products we sell and only for the products we sell. Customers purchased service maintenance agreements on products representing approximately 47.4% of our total retail sales for fiscal 2007. These agreements broaden and extend the period of covered manufacturer warranty service for up to five years from the date of purchase, depending on the product, and cover certain items during the manufacturer’s warranty period. These agreements are sold at the time the product is purchased. Customers may finance the cost of the agreements along with the purchase price of the associated product. We contact the customer prior to the expiration of the service maintenance period to provide them the opportunity to renew the period of warranty coverage.
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
     Of the 16,000 to 22,000 repairs that we perform each month, approximately 27.3% are covered under these service maintenance agreements, approximately 47.7% are covered by manufacturer warranties and the remainder are “walk-in” repairs from our customers. Revenues from the sale of service contracts represented approximately 4.8%, 4.9%, and 4.5% of net sales during fiscal years 2005, 2006 and 2007, respectively.
Management Information Systems
     We have a fully integrated management information system that tracks, on a real-time basis, point-of-sale information, inventory receipt and distribution, merchandise movement and financial information. The management information system also includes a local area network that connects all corporate users to e-mail, scheduling and various servers. All of our facilities are linked by a wide-area network that provides communication for in-house credit authorization and real-time capture of sales and merchandise movement at the store level. In our distribution centers, we use wireless terminals to assist in receiving, stock put-away, stock movement, order filling, cycle counting and inventory management. At our stores, we currently use desktop terminals to assist in receiving, transferring and maintaining perpetual inventories.
     Our integrated management information system also includes extensive functionality for management of the complete credit portfolio life cycle as well as functionality for the management of product service. The credit system continues from our in-house credit authorization through account set up and tracking, credit portfolio condition, collections, credit employee productivity metrics, skip-tracing, and bankruptcy, fraud and legal account management. The service system provides for service order processing, warranty claims processing, parts inventory management, technician scheduling and dispatch, technician performance metrics and customer satisfaction measurement. All of these systems share a common customer and product sold database.
     Our point of sale system uses an IBM Series i5 hardware system that runs on the i5OS operating system. This system enables us to use a variety of readily available applications in conjunction with software that supports the system. All of our current business application software, except our accounting, human resources and credit legal systems, has been developed in-house by our management information system employees. We believe our management information systems efficiently support our current operations and provide a foundation for future growth.

     We employ a Nortel telephone switch and state of the art Avaya (formerly Mosaix) predictive dialer, as well as a redundant data network and cable plant, to improve the efficiency of our collection and overall corporate communication efforts.
     As part of our ongoing system availability protection and disaster recovery planning, we have implemented a secondary IBM Series i5 system. We installed and implemented a back-up IBM Series i5 system in our corporate offices to provide the ability to switch production processing from the primary system to the secondary system within thirty minutes should the primary system become disabled or unreachable. The two machines are kept synchronized utilizing third party software. This backup system provides “high availability” of the production processing environment. The primary IBM Series i5 system is geographically removed from our corporate office for purposes of disaster recovery and security. These systems worked as designed during our evacuation from our corporate headquarters in Beaumont, Texas, due to Hurricane Rita in September 2005. While we were displaced, our store, distribution and service operations that were not impacted by the hurricane continued to have normal system availability and functionality.
Competition
     According to Twice, total industry manufacturer sales of home appliances and consumer electronics products in the United States, including imports, to the top 100 dealers were estimated to be $22.8 billion and $108.2 billion, respectively, in 2005. The retail home appliance market is large and concentrated among a few major suppliers. Sears has historically been the leader in the retail home appliance market, with a market share among the top 100 retailers of approximately 39% in both 2004 and 2005. The consumer electronics market is highly fragmented. We estimate that the two largest consumer electronics superstore chains accounted for approximately 32% of the total electronics sales attributable to the 100 largest retailers in 2005. However, new entrants in both industries have been successful in gaining market share by offering similar product selections at lower prices.
     As reported by Twice, based upon revenue in 2005, we were the 9th largest retailer of home appliances and the 37th largest retailer of consumer electronics. Our competitors include national mass merchants such as Sears and Wal-Mart, specialized national retailers such as Circuit City and Best Buy, home improvement stores such as Lowe’s and Home Depot, and locally-owned regional or independent retail specialty stores. The availability and convenience of the Internet is increasing as a competitive factor in our industry.
     We compete primarily based on enhanced customer service through our unique sales force training and product knowledge, next day delivery capabilities, proprietary in-house credit program, guaranteed low prices and product repair service.
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

Employees
     As of January 31, 2007, we had approximately 2,850 full-time employees and 100 part-time employees, of which approximately 1,400 were sales personnel. We provide a comprehensive benefits package including health, life, long term disability, and dental insurance coverage as well as a 401(k) plan, employee stock purchase plan, paid vacation, sick pay and holiday pay. None of our employees are covered by collective bargaining agreements and we believe our employee relations are good. Conn’s has formal dispute resolution plan that requires mandatory arbitration for employment related issues. The plan covers all applicants, employees and former employees who left Conn’s on or after March 1, 2006.
Tradenames and Trademarks
     We have registered the trademarks “Conn’s” and our logos.
Available Information
     We are subject to reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, and its rules and regulations. The Exchange Act requires us to file reports, proxy and other information statements and other information with the Securities and Exchange Commission (SEC). Copies of these reports, proxy statements and other information can be inspected and copied at the SEC Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain these materials electronically by accessing the SEC’s home page on the internet at www.sec.gov.
     Our board has adopted a code of business conduct and ethics for our employees, a code of ethics for our chief executive officer and senior financial professionals and a code of business conduct and ethics for our board of directors. A copy of these codes are published on our website at www.conns.com under “Investor Relations.” We intend to make all required disclosures concerning any amendments to, waivers from, these codes on our website. In addition, we make available, free of charge on our internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading “Conn’s Investor Relations,” by accessing our website at www.conns.com. Also, reports and other information concerning us are available for inspection and copying at NASDAQ Capital Markets.
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
     We plan to continue our expansion by opening an additional six to eight new stores in fiscal 2008. We anticipate these new stores to include additional stores in the Dallas/Fort Worth Metroplex, San Antonio, South Texas, where we currently have two stores, and possibly others in areas where we have not operated previously. We have not yet selected sites for all of the stores that we plan to open within the next fiscal year. We may not be able to open all of these stores, and any new stores that we open may not be profitable or meet our goals. Any of these circumstances could have a material adverse effect on our financial results.

     There are a number of factors that could affect our ability to open and operate new stores consistent with our business plan, including:
•	competition in existing, adjacent and new markets;

•	competitive conditions, consumer tastes and discretionary spending patterns in adjacent and new markets that are different from those in our existing markets;

•	a lack of consumer demand for our products at levels that can support new store growth;

•	inability to make customer financing programs available that allow consumer to purchase products at levels that can support new store growth;

•	limitations created by covenants and conditions under our credit facilities and our asset-backed securitization program;

•	the availability of additional financial resources;

•	the substantial outlay of financial resources required to open new stores and the possibility that we may recognize little or no related benefit;

•	an inability or unwillingness of vendors to supply product on a timely basis at competitive prices;

•	the failure to open enough stores in new markets to achieve a sufficient market presence;

•	the inability to identify suitable sites and to negotiate acceptable leases for these sites;

•	unfamiliarity with local real estate markets and demographics in adjacent and new markets;

•	problems in adapting our distribution and other operational and management systems to an expanded network of stores;

•	difficulties associated with the hiring, training and retention of additional skilled personnel, including store managers; and

•	higher costs for print, radio and television advertising.
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
     We finance most of our customer receivables through asset-backed securitization facilities. The trust arrangement governing these facilities currently provides for three separate series of asset-backed notes that allowed us, as of January 31, 2007, to borrow up to $610 million to finance customer receivables. Under each note series, we transfer customer receivables to a qualifying special purpose entity we formed for this purpose, in exchange for cash, subordinated securities and the right to receive cash flows equal to the interest rate spread between the transferred receivables and the notes issued to third parties (interest-only strip). This qualifying special purpose entity, in turn, issues notes collateralized by these receivables that entitle the holders of the notes to participate in certain cash flows from these receivables. The 2002 Series A program is a $300 million variable funding note held by Three Pillars Funding Corporation, of which $128.0 million was drawn as of January 31, 2007. The 2002 Series A program consists of a $100 million 364-day tranche and a $200 million tranche that matures in August 2011. The 2002 Series B program consists of $160 million in private bond placements that began scheduled principal payments in October 2006. The 2006 Series A program consists of $150 million in private bond placements that will require scheduled principal payments beginning in September 2010.
     Our ability to raise additional capital through further securitization transactions, and to do so on economically favorable terms, depends in large part on factors that are beyond our control.
          These factors include:
•	conditions in the securities and finance markets generally;

•	conditions in the markets for securitized instruments;

•	the credit quality and performance of our customer receivables;

•	our ability to obtain financial support for required credit enhancement;

•	our ability to adequately service our financial instruments;

•	the absence of any material downgrading or withdrawal of ratings given to our securities previously issued in securitizations; and

•	prevailing interest rates.
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
     The interest rates on our bank credit facility and the 2002 Series A program under our asset-backed securitization facility fluctuate up or down based upon the LIBO/LIBOR rate, the prime rate of our administrative agent or the federal funds rate in the case of the bank credit facility and the commercial paper rate in the case of the 2002 Series A program. To the extent that such rates increase, the fair value of the interest-only strip will decline and our interest expense could increase which may result in a decrease in our profitability.

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
     We estimate that capital expenditures during fiscal 2008 will be approximately $20 million to $25 million and that capital expenditures during future years may exceed this amount. We expect that cash provided by operating activities, available borrowings under our credit facility, and access to the unfunded portion of our asset-backed securitization program will be sufficient to fund our operations, store expansion and updating activities and capital expenditure programs through at least January 31, 2008. However, this may not be the case. We may be required to seek additional capital earlier than anticipated if future cash flows from operations fail to meet our expectations and costs or capital expenditures related to new store openings exceed anticipated amounts.
A decrease in our credit sales or a decline in credit quality could lead to a decrease in our product sales and profitability.
     In the last three years, we financed, on average, approximately 58% of our retail sales through our internal credit programs. Our ability to provide credit as a financing alternative for our customers depends on many factors, including the quality of our accounts receivable portfolio. Payments on some of our credit accounts become delinquent from time to time, and some accounts end up in default, due to several factors, including general and local economic conditions. As we expand into new markets, we will obtain new credit accounts that may present a higher risk than our existing credit accounts since new credit customers do not have an established credit history with us. A general decline in the quality of our accounts receivable portfolio could lead to a reduction of available credit provided through our finance operations. As a result, we might sell fewer products, which could adversely affect our earnings. Further, because approximately 56% of our credit customers make their credit account payments in our stores, any decrease in credit sales could reduce traffic in our stores and lower our revenues. A decline in the credit quality of our credit accounts could also cause an increase in our credit losses, which could result in a decrease in our securitization income or increase the provision for bad debts on our statement of operations and result in an adverse effect on our earnings. A decline in credit quality could also lead to stricter underwriting criteria which might have a negative impact on sales.
A downturn in the economy may affect consumer purchases of discretionary items, which could reduce our net sales.
     A large portion of our sales represent discretionary spending by our customers. Many factors affect discretionary spending, including regional or world events, war, conditions in financial markets, general business conditions, interest rates, inflation, energy and gasoline prices, consumer debt levels, the availability of consumer credit, taxation, unemployment trends and other matters that influence consumer confidence and spending. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our net sales and profitability could decline.
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
     The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers such as General Electric, Whirlpool, Frigidaire, Maytag, LG, Mitsubishi, Samsung, Sony, Toshiba, Hitachi, Apple, Serta, Ashley, Lane, Hewlett Packard, Compaq, Poulan, Husqvarna and Toro. We do not have long term supply agreements or exclusive arrangements with the majority of our vendors. We typically order our inventory through the issuance of individual purchase orders to vendors. We also rely on our suppliers for cooperative advertising support. We may be subject to rationing by suppliers with respect to a number of limited distribution items. In addition, we rely heavily on a relatively small number of suppliers. Our top six suppliers represented 57.2% of our purchases for fiscal 2007, and the top two suppliers represented approximately 25.6% of our total purchases. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition.
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
     Furthermore, we rely on credit from vendors to purchase our products. As of January 31, 2007, we had $54.0 million in accounts payable and $87.1 million in merchandise inventories. A substantial change in credit terms from vendors or vendors’ willingness to extend credit to us would reduce our ability to obtain the merchandise that we sell, which could have a material adverse effect on our sales and results of operations.
You should not rely on our comparable store sales as an indication of our future results of operations because they fluctuate significantly.
     Our historical same store sales growth figures have fluctuated significantly from quarter to quarter. For example, same store sales growth for each of the quarters of fiscal 2007 were 16.1%, 7.2%, -3.7%, and -2.0%, respectively. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:
•	changes in competition;

•	general economic conditions;

•	new product introductions;

•	consumer trends;

•	changes in our merchandise mix;

•	changes in the relative sales price points of our major product categories;

•	ability to offer credit programs attractive to our customers;

•	the impact of our new stores on our existing stores, including potential decreases in existing stores’ sales as a result of opening new stores;

•	weather conditions in our markets;

•	timing of promotional events;

•	timing and location of major sporting events; and

•	our ability to execute our business strategy effectively.
     Changes in our quarterly and annual comparable store sales results could cause the price of our common stock to fluctuate significantly.

Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate, which could adversely affect our common stock price.
     We experience seasonal fluctuations in our net sales and operating results. In fiscal 2007, we generated 28.0% of our net sales and 31.4% of our net income in the fiscal quarter ended January 31 (which included the holiday selling season). We also incur significant additional expenses during this fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fiscal quarter ending January 31, our net sales could decline, resulting in excess inventory or increased sales discounts to sell excess inventory, which could harm our financial performance. A shortfall in expected net sales, combined with our significant additional expenses during this fiscal quarter, could cause a significant decline in our operating results. This could adversely affect our common stock price.
Our business could be adversely affected by changes in consumer protection laws and regulations.
     Federal and state consumer protection laws and regulations, such as the Fair Credit Reporting Act, limit the manner in which we may offer and extend credit. Since we finance a substantial portion of our sales, any adverse change in the regulation of consumer credit could adversely affect our total revenues and gross margins. For example, new laws or regulations could limit the amount of interest or fees that may be charged on consumer credit accounts or restrict our ability to collect on account balances, which would have a material adverse effect on our earnings. During 2005, new bankruptcy laws went into effect that impacted our customers’ ability to file for bankruptcy. Historically, we had been relatively effective in pursuing our position as a secured creditor of bankrupt borrowers and obtaining payments on the related accounts and contracts. However, at this time we cannot be certain what long term impact these changes will have on our delinquency or loss experience. Compliance with existing and future laws or regulations could require us to make material expenditures, in particular personnel training costs, or otherwise adversely affect our business or financial results. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could have an adverse effect on our results of operations and stock price.
Pending litigation relating to the sale of credit insurance and the sale of service maintenance agreements in the retail industry could adversely affect our business.
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
If we lose key management or are unable to attract and retain the qualified sales and credit granting and collection personnel required for our business, our operating results could suffer.
     Our future success depends to a significant degree on the skills, experience and continued service of Thomas J. Frank, Sr., age 67, our Chairman of the Board and Chief Executive Officer, William C. Nylin, Jr., 64, our Executive Vice Chairman and Chief Operating Officer, Timothy L. Frank, 39, our President, David L. Rogers, 58, our Chief Financial Officer and David R. Atnip, 59, our Senior Vice President and Treasurer, and other key personnel or the identification of suitable successors for them. If we lose the services of any of these individuals, or if one or more of them or other key personnel decide to join a competitor or otherwise compete directly or indirectly with us, and we are unable to identify a suitable successor, our business and operations could be harmed, and we could have difficulty in implementing our strategy. In addition, as our business grows, we will need to locate, hire and retain additional qualified sales personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Additionally, if we are unable to attract and retain qualified credit granting and collection personnel, our ability to perform quality underwriting of new credit transactions or maintain workloads for our collections personnel at a manageable level, our operations could be adversely impacted and result in higher delinquency and net charge-offs on our credit portfolio. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results could suffer.
Because our stores are located in Texas and Louisiana, we are subject to regional risks.
     Our 62 stores are located exclusively in Texas and Louisiana. This subjects us to regional risks, such as the economy, weather conditions, hurricanes and other natural disasters. If the region suffered an economic downturn or other adverse regional event, there could be an adverse impact on our net sales and profitability and our ability to implement our planned expansion program. Several of our competitors operate stores across the United States and thus are not as vulnerable to the risks of operating in one region.
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
     As we experienced in fiscal year 2007 with the change in the Texas tax law, legislation could be introduced at any time that changes our state tax liabilities in a way that has an adverse impact on our results of operations. The new Texas margin tax was in effect for only eight months during fiscal year 2007 and resulted in increased provision for income taxes of $0.5 million.
A further rise in oil and gasoline prices could affect our customers’ determination to drive to our stores, and cause us to raise our delivery charges.
     A further significant increase in oil and gasoline prices could adversely affect our customers’ shopping decisions and patterns. We rely heavily on our internal distribution system and our next day delivery policy to satisfy our customers’ needs and desires, and any such significant increases could result in increased distribution charges. Such increases may not significantly affect our competitors.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.

ITEM 2. PROPERTIES.
     The following summarizes the geographic location of our stores, warehouse and distribution centers and corporate facilities by major market area:

					Leases
					With
					Options
					Expiring
	No. of	Leased	Total	Storage	Beyond
Geographic Location	Locations	Facilities	Square Feet	Square Feet	10 Years
Golden Triangle District (1)	5	5	157,129	30,456	5
Louisiana District	5	5	148,628	38,394	5
Houston District	21	16	508,477	84,370	14
San Antonio/Austin District	14	14	418,637	82,849	13
Corpus Christi	1	1	61,864	18,960	1
South Texas	2	2	61,247	10,034	2
Dallas District	14	12	413,829	73,445	12

Store Totals	62	55	1,769,811	338,508	52
Warehouse/Distribution Centers	6	3	703,453	703,453	1
Service Centers	5	3	191,932	133,636	1
Corporate Offices	1	1	106,783	25,000	1

Total	74	62	2,771,979	1,200,597	55

(1)	Includes one store in Lake Charles, Louisiana.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
What is the principal market for our common stock?
     The principal market for our common stock is the NASDAQ Global Select Market. Our common stock is listed on the NASDAQ Global Select Market under the symbol “CONN.” Information regarding the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported on NASDAQ is summarized as follows:

	High	Low
Quarter ended April 30, 2005	$19.70	$15.29
Quarter ended July 31, 2005	$27.51	$16.69
Quarter ended October 31, 2005	$29.80	$23.20
Quarter ended January 31, 2006	$44.93	$28.68
Quarter ended April 30, 2006	$44.99	$31.81
Quarter ended July 31, 2006	$35.52	$24.02
Quarter ended October 31, 2006	$26.75	$17.61
Quarter ended January 31, 2007	$25.33	$21.00
How many common stockholders do we have?
     As of March 15, 2007, we had approximately 57 common stockholders of record and an estimated 8,700 beneficial owners of our common stock.
Did we declare any cash dividends in fiscal 2006 or fiscal 2007?
     No cash dividends were paid in fiscal 2006 or 2007. We do not anticipate paying dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Has the Company had any sales of unregistered securities during the last year?
     The Company has had no sales of unregistered securities during fiscal 2007.

Has the Company purchased any of its securities during the past quarter?
     On August 25, 2006, we announced that our Board of Directors had authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and in privately negotiated transactions, up to an aggregate of $50.0 million of our common stock, dependent on market conditions and the price of the stock. During the quarter ended January 31, 2007, we effected the following repurchases of our common stock:

			Total # of Shares	Approximate
			Purchased as	Dollar Value of
	Total # of	Average	Part of Publicly	Shares That May
	shares	Price Paid	Announced	Yet Be Purchased
Period	purchased	per share	Programs	Under the Programs
November 1 - November 30, 2006	—	$—	—	$49,316,778
December 1 - December 31, 2006	69,000	$23.14	69,000	$47,720,033
January 1 - January 31, 2007	65,200	$23.13	65,200	$46,212,130

Total	134,200		134,200

ITEM 6. SELECTED FINANCIAL DATA.

	Years Ended January 31,
	2003	2004	2005	2006	2007
Statement of Operations:

Total revenues	$445,267	$498,378	$565,821	$701,148	$760,657
Operating expense:
Cost of goods sold, including warehousing and occupancy cost	276,956	317,712	359,710	453,374	502,135
Selling, general and administrative expense	125,717	135,457	153,526	182,728	195,908
Provision for bad debts	1,779	2,504	2,589	1,133	1,476

Total operating expense	404,452	455,673	515,825	637,235	699,519

Operating income	40,815	42,705	49,996	63,913	61,138
Interest (income) expense, net and minority interest	7,237	4,577	2,477	400	(676)
Other (income) expense	(5)	(175)	126	69	(772)

Earnings before income taxes	33,583	38,303	47,393	63,444	62,586
Provision for income taxes	11,919	13,260	16,706	22,341	22,275

Net income	21,664	25,043	30,687	41,103	40,311
Less preferred stock dividends (1)	(2,133)	(1,954)	—	—	—

Net income available for common stockholders	$19,531	$23,089	$30,687	$41,103	$40,311

Earnings per common share:
Basic	$1.17	$1.30	$1.32	$1.76	$1.70
Diluted	$1.17	$1.26	$1.30	$1.71	$1.66
Average common shares outstanding:
Basic	16,724	17,726	23,192	23,412	23,663
Diluted	16,724	18,257	23,646	24,088	24,289

Other Financial Data:
Stores open at end of period	42	45	50	56	62
Same store sales growth (2)	1.3%	2.6%	3.6%	16.9%	3.6%
Inventory turns (3)	6.6	6.5	6.0	6.6	6.1
Gross margin percentage (4)	37.8%	36.3%	36.4%	35.3%	34.0%
Operating margin (5)	9.2%	8.6%	8.8%	9.1%	8.0%
Return on average equity (6)	28.1%	19.4%	16.1%	17.7%	14.7%
Capital expenditures	$15,070	$9,401	$19,619	$18,490	$18,425

Balance Sheet Data:
Working capital	$74,139	$121,154	$156,006	$190,073	$220,740
Total assets	185,663	240,081	276,716	355,617	389,947
Total debt	51,992	14,512	10,532	136	198
Preferred stock	15,226	—	—	—	—
Total stockholders’ equity	86,824	171,911	208,734	255,861	292,528

(1)	Dividends were not actually declared or paid until 2004, but are presented for purposes of earnings per share calculations.

(2)	Same store sales growth is calculated by comparing the reported sales by store for all stores that were open throughout a period to reported sales by store for all stores that were open throughout the prior period. Sales from closed stores have been removed from each period. Sales from relocated stores have been included in each period because each such store was relocated within the same general geographic market. Sales from expanded stores have been included in each period.

(3)	Inventory turns are defined as the cost of goods sold, excluding warehousing and occupancy cost, divided by the average of the beginning and ending product inventory, excluding consigned goods.

(4)	Gross margin percentage is defined as total revenues less cost of goods and parts sold, including warehousing and occupancy cost, divided by total revenues.

(5)	Operating margin is defined as operating income divided by total revenues.

(6)	Return on average equity is calculated as current period net income divided by the average of the beginning and ending equity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Restated)
Forward-Looking Statements
     This report contains forward-looking statements. We sometimes use words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project” and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about us that may cause actual results to differ from these forward-looking statements include, but are not limited to:
•	the success of our growth strategy and plans regarding opening new stores and entering adjacent and new markets, including our plans to continue expanding into the Dallas/Fort Worth Metroplex, and South Texas;

•	our intention to update or expand existing stores;

•	our ability to obtain capital for required capital expenditures and costs related to the opening of new stores or to update or expand existing stores;

•	our cash flows from operations, borrowings from our revolving line of credit and proceeds from securitizations to fund our operations, debt repayment and expansion;

•	the ability of the QSPE to obtain additional funding for the purpose of purchasing our receivables;

•	the effect of rising interest rates that could increase our cost of borrowing or reduce securitization income;

•	the potential for deterioration in the delinquency status of the sold or owned credit portfolios or higher than historical net charge-offs in the portfolios could adversely impact earnings;

•	the long-term effect of the change in bankruptcy laws could effect net charge-offs in the credit portfolio which could adversely impact earnings;

•	technological and market developments, growth trends and projected sales in the home appliance and consumer electronics industry, including with respect to digital products like DVD players, HDTV, digital radio, home networking devices and other new products, and our ability to capitalize on such growth;

•	the potential for price erosion or lower unit sales points that could result in declines in revenues;

•	higher oil and gas prices could adversely affect our customers’ shopping decisions and patterns, as well as the cost of our delivery and service operations and our cost of products, if vendors pass on their additional fuel costs through increased pricing for products;

•	the ability to attract and retain qualified personnel;

•	both short-term and long-term impact of adverse weather conditions (e.g. hurricanes) that could result in volatility in our revenues and increased expenses and casualty losses;

•	changes in laws and regulations and/or interest, premium and commission rates allowed by regulators on our credit, credit insurance and service maintenance agreements as allowed by those laws and regulations;

•	our relationships with key suppliers;

•	the adequacy of our distribution and information systems and management experience to support our expansion plans;

•	the accuracy of our expectations regarding competition and our competitive advantages;

•	the potential for market share erosion that could result in reduced revenues;

•	the accuracy of our expectations regarding the similarity or dissimilarity of our existing markets as compared to new markets we enter; and

•	the outcome of litigation affecting our business.
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
     Through our 62 retail stores, we provide products and services to our customers in six primary market areas, including Houston, San Antonio/Austin, Dallas/Fort Worth, southern Louisiana, Southeast Texas, and South Texas. Products and services offered through retail sales outlets include major home appliances, consumer electronics, home office equipment, lawn and garden products, mattresses, furniture, service maintenance agreements, customer credit programs, including installment and revolving credit account services, and various credit insurance products. These activities are supported through our extensive service, warehouse and distribution system. Our stores bear the “Conn’s” name, after our founder’s family, and deliver the same products and services to our customers. All of our stores follow the same procedures and methods in managing their operations. The Company’s management evaluates performance and allocates resources based on the operating results of the retail stores and considers the credit programs, service contracts and distribution system to be an integral part of the Company’s retail operations.

     Presented below is a diagram setting forth our five cornerstones which represent, in our view, the five components of our sales goal — strong merchandising systems, state of the art credit options for our customers, an extensive warehousing and distribution system, a service system to support our customers needs during and beyond the product warranty periods, and our uniquely, well-trained employees in each area. Each of these systems combine to create a “nuts and bolts” support system for our customers needs and desires. Each of these systems is discussed at length in the Business section of this report.
We, of course, derive a large part of our revenue from our product sales. However, unlike many of our competitors, we provide in-house credit options for our customers’ product purchases. In the last three years, we have financed, on average, approximately 58% of our retail sales through these programs. In turn, we finance (convert to cash) substantially all of our customer receivables from these credit options through an asset-backed securitization facility. See “Business — Finance Operations” for a detailed discussion of our in-house credit programs. As part of our asset-backed securitization facility, we have created a qualifying special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and to issue asset-backed and variable funding notes to third parties to fund such purchases. We transfer our receivables, consisting of retail installment contracts and revolving accounts extended to our customers, to the issuer in exchange for cash and subordinated securities.
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
Executive Overview
     This overview is intended to provide an executive level overview of our operations for our fiscal year ended January 31, 2007. A detailed explanation of the changes in our operations for the fiscal year ended January 31, 2007 as compared to the prior year is included beginning under Results of Operations. Following are significant financial items in managements view:
•	Our revenues for the fiscal year ended January 31, 2007, increased by 8.5 percent, or $59.5 million, from fiscal year 2006 to $760.6 million due to sales growth primarily from product sales and service maintenance agreement commissions. Our same store sales growth rate for the fiscal year ended January 31, 2007 was 3.6%, versus 16.9% for fiscal 2006. The lower same store sales growth rate was due primarily to the positive impact on fiscal 2006 sales due to Hurricanes Katrina and Rita. (Also see “Operational Changes and Outlook.”)

•	During the last half of fiscal year 2006, two hurricanes, Katrina and Rita, hit the Gulf Coast. These storms significantly impacted our operations by:
▪	temporary closing of our Louisiana, Southeast Texas, Corpus Christi and Houston stores and related distribution operations for limited periods of time,

▪	positively impacting Net sales as customers in the affected areas replaced appliances and other household products damaged as a result of the storms,

▪	disrupting credit collection efforts while we were displaced from our corporate headquarters as a result of Hurricane Rita, causing a temporary increase in the credit portfolio’s delinquency and net charge-off statistics and resulting in a reduction of Finance charges and other and an increase in Bad debt expense, and

▪	causing us to incur expenses related to the relocation of our corporate office functions and losses related to damaged merchandise and facilities, net of insurance proceeds.
•	Same store sales in fiscal year 2006 benefited from the effects of the hurricanes. Appliance sales accounted for the majority of the increase in total same stores sales during the period due in part to our customers’ need to replace items damaged by the storms. We believe same store sales, adjusted for our estimate of the impact of the hurricanes, grew approximately 12% for the year ended January 31, 2006. As a result, same store sales in fiscal year 2007 were negatively impacted because of the comparison to the very strong prior year sales.

•	Our entry into the Dallas/Fort Worth and the South Texas markets and the addition of stores in our existing Houston and San Antonio markets had a positive impact on our revenues. We achieved approximately $35.2 million of increases in product sales and service maintenance agreement (SMA) commissions for the year ended January 31, 2007 from the opening of twelve new stores in these markets since February 2005. Our plans provide for the opening of six to eight additional stores, primarily in existing markets, during the balance of fiscal 2008 as we focus on opportunities in markets in which we have existing infrastructure .

•	While deferred interest and ”same as cash” plans continue to be an important part of our sales promotion plans, our improved execution and effective use of a variety of sales promotions, enabled us to reduce the level of deferred interest and ”same as cash” plans, relative to product and SMA sales volume, from 26.6% in fiscal year 2006 to 25.1% in fiscal year 2007. We offer promotional credit with terms ranging from three months to 36 months. Any promotional credit with terms in excess of 12 months is considered “extended term”. While the use of promotional credit as a percentage of product and SMA sales declined in total, sales financed by extended term deferred interest and “same as cash” plans increased from $33.9 million, or 5.6% of product and SMA sales, for the year ended January 31, 2006, to $59.0 million, or 9.0%, for the year ended January 31, 2007. We expect to continue to offer extended term promotional credit in the future.

•	During the year ended January 31, 2006, pretax income was reduced by $1.0 million to reflect our estimate of expected losses due to the impact of Hurricane Rita on our credit collection operations and a temporary increase in bankruptcy filings. The increase in bankruptcy filings is as a result of the new bankruptcy law that took effect October 17, 2005, prompting consumers to file for bankruptcy protection before the new law went into effect. The $1.0 million charge to earnings consisted of an $895,000 impairment charge recorded related to Interests in securitized assets and increased Bad debt expense of $105,000. During the year ended January 31, 2007, we recorded a $1.5 million impairment charge related to our Interests in securitized assets to reflect our estimate of anticipated higher credit losses as a result of the continued impact of Hurricane Rita on our credit collection operations.

•	Our gross margin was 34.0% for fiscal year 2007, a decrease from 35.3% in fiscal 2006, primarily as a result of reduced gross margin realized on product sales from 21.4% in the year ended January

31, 2006, to 20.6% in fiscal year 2007, reduced securitization income, because of higher net charge-offs in the credit portfolio, and reduced retrospective SMA commissions.

•	Our operating margin decreased to 8.0% from 9.1% in fiscal 2006 as a result of the lower gross margin achieved. In fiscal year 2007, we decreased SG&A expense as a percent of revenues to 25.8% from 26.1% when compared to the prior year, primarily from decreases in payroll and payroll related expenses and net advertising expense as a percent of revenues.

•	Operating cash flows were $28.7 million for fiscal 2007. Our operating cash flows decreased as a result of the timing of payments that had been deferred in the prior fiscal year due to Hurricanes Katrina and Rita.

•	Our pretax income for fiscal 2007 decreased by 1.4% or approximately $0.9 million, from fiscal 2006 to $62.6 million. The decrease was driven largely by decreased operating margins due to lower gross margin.

•	We adopted SFAS No. 123R, Share-Based Payment, during the year ended January 31, 2007, using the modified retrospective application transition method, which results in the retrospective adjustment of all prior periods. The adoption resulted in expenses totaling $1.7 million being recorded to SG&A during the year ended January 31, 2007 as compared to $1.2 million being recorded in the year ended January 31, 2006.

•	During the year ended January 31, 2007, the Company completed the sale of a building and the related land, resulting in the recognition of a gain of $0.7 million, which is reflected in Other (income) expense.
Operational Changes and Outlook
     We have implemented, continued increased focus on, or modified several initiatives in fiscal 2007 that we believe will positively impact our future operating results, including:
•	Increased emphasis on the sales of furniture, and additional product lines added to this category; and

•	Increased promotion of flat panel technology in our stores as the price point becomes more affordable for our customers.
     Our sales during the last five months of fiscal 2006 and first five months of fiscal 2007 benefited from the impact of Hurricanes Katrina and Rita. This impact could affect future same store sales due to:
•	The acceleration of the sale of essential appliances in the affected markets disrupting the normal replacement cycle for these items; and

•	The same store sales reported for the impacted markets being elevated to a level that might not be duplicated.
     The credit portfolio delinquency and charge-off statistics were negatively impacted by the effects of Hurricane Rita that hit the Gulf Coast during September of 2005. The hurricane impacted our customer’s ability to pay on their accounts and hampered our credit collection operations, including payment processing delays caused by disruption in the mail service. The credit collection operations were negatively affected by the loss of personnel, as some employees did not return to work, and by the increase in the number of delinquent accounts, resulting in increased workloads for the personnel that returned to work. To address the staffing issues, we intensified our recruiting efforts to attract individuals to our Beaumont, Texas collection center and opened a second collection center in Dallas, Texas. Non-storm factors that may have negatively affected delinquencies and charge-offs include the impact of the bankruptcy law change in October 2005 and other economic factors on our customers. The delinquency performance of the credit portfolio has improved since January 31, 2006, and the loss rates have returned to historical levels.

     On May 18, 2006, the Governor of Texas signed a tax bill that modifies the existing franchise tax, with the most significant change being the replacement of the existing base with a tax based on margin. Taxable margin is generally defined as total federal tax revenues minus the greater of (a) cost of goods sold or (b) compensation. The tax rate to be paid by retailers and wholesalers is 0.5% on taxable margin. This will result in an increase in taxes paid by us, as franchise taxes paid have totaled less than $50,000 per year for the last several years. The tax changes impacted earnings beginning in the quarter ended July 31, 2006. For the year ended January 31, 2007, we accrued, net of federal tax benefit, approximately $0.5 million in additional tax liability and initially recorded approximately $29,000 in net deferred tax assets as a result of the new margin tax. Going forward, we expect our effective tax rate on Income before income taxes to increase to between 36% and 37%, from the 35.1% we experienced prior to the initiation of the new tax.
     During the year, we opened three new stores in the Houston market, two in the Dallas/Fort Worth market, and one in San Antonio, Texas. The Dallas/Fort Worth market continues to perform at the mid-point of our range of expectations and we believe we have significant upside potential in that market through growth in the existing stores and our intention to continue to expand the number of stores in that market. We have several other locations in Texas and Louisiana that we believe are promising and, along with new stores in existing markets, are in various stages of development for opening in fiscal year 2008. We also continue to look at other markets, including neighboring states for opportunities.
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
Application of Critical Accounting Policies
     In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as critical accounting estimates. We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of January 31, 2007.
     Transfers of Financial Assets. We transfer customer receivables to the QSPE that issues asset-backed securities to third party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. As we transfer the accounts, we record an asset representing the interest-only strip, which is cash flows resulting entirely from the interest on the security. The gain or loss recognized on these transactions is based on our best estimates of key assumptions, including forecasted credit losses, payment rates, forward yield curves, costs of servicing the accounts and appropriate discount rates. The use of different estimates or assumptions could produce different financial results. For example, if we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates), our interest in securitized assets would have been reduced by $5.8 million as of January 31, 2007, which may have an adverse effect on earnings. We recognize income from our interest in these transferred accounts based on the difference between the interest earned on customer accounts and the costs associated with financing and servicing the transferred accounts, less a provision for bad debts associated with the transferred assets. This income is recorded as Finance charges and other in our consolidated statement of operations. If the assumption used for estimating credit losses was increased 10%, the impact to recorded Finance charges and other would have been a reduction in revenues and pretax income of $1.3 million.
     In February 2006, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, was issued. This statement is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently analyzing the impact this statement will have on our financial condition and results of operations.
     Deferred Tax Assets. We have net deferred tax assets of approximately $3.5 million as of January 31, 2007, which are subject to periodic recoverability assessments. Realization of our net deferred tax assets may be dependent upon whether we achieve projected future taxable income. Our estimates regarding future profitability may change due to future market conditions, our ability to continue to execute at historical levels and our ability to continue our growth plans. These changes, if any, may require material adjustments to these deferred tax asset balances. If we had assumed that the future tax rate at which these deferred items would reverse was 50 basis points higher than currently anticipated, we would have increased the net deferred tax asset and increased net income by approximately $49,000.
     In July 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, was issued. This interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The interpretation is effective for fiscal years beginning after December 15, 2006. We are currently analyzing the impact this statement will have on our financial condition and results of operations.
     Intangible Assets. We have significant intangible assets related primarily to goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Effective with the implementation of SFAS No. 142, we ceased amortizing goodwill and began testing potential impairment of this asset annually based on judgments regarding ongoing profitability and cash flow of the underlying assets. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believe is impaired. Our goodwill balance at January 31, 2006 and 2007 was $9.6 million.
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
     Revenue Recognition. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligor on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, based on claims experience, at the time that they are earned. When we sell service maintenance agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These direct obligor service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer’s warranty and the third party obligor contracts and typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amounts of service maintenance agreement revenue deferred at January 31, 2006 and 2007 were $3.6 million and $3.6 million, respectively, and are included in Deferred revenue in the accompanying balance sheets. The amounts of service maintenance agreement revenue recognized for the fiscal years ended January 31, 2005, 2006 and 2007 were $5.0 million, $5.0 million and $4.7 million, respectively.
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
     Share-Based Compensation. In December 2004, SFAS No. 123R, Share-Based Payment, was issued. Under the requirements of this statement we measure the cost of employee services received in exchange for an award of equity instruments, typically stock options, based on the grant-date fair value of the award, and record that cost over the period during which the employee is required to provide service in exchange for the award. The grant-date fair value is based on our best estimate of key assumptions, including expected time period over which the options will remain outstanding and expected stock price volatility at the date of grant. Additionally, we must estimate expected forfeitures for each stock option grant and adjust the recorded compensation expense accordingly. The use of different estimates could produce different financial results. See Note 1 to our financial statements for additional information.
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

Results of Operations
     The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated.

	Years ended January 31,
	2005	2006	2007
Revenues:
Product sales	79.8%	81.3%	82.0%
Service maintenance agreement commissions (net)	4.2	4.3	4.0
Service revenues	3.3	2.9	3.0

Total net sales	87.3	88.5	89.0
Finance charges and other	12.7	11.5	11.0

Total revenues	100.0	100.0	100.0
Cost and expenses:
Cost of goods sold, including warehousing and occupancy costs	62.8	63.9	65.1
Cost of parts sold, including warehousing and occupancy costs	0.8	0.7	0.9
Selling, general and administrative expense.	27.1	26.1	25.8
Provision for bad debts	0.5	0.2	0.2

Total costs and expenses	91.2	90.9	92.0

Operating income	8.8	9.1	8.0
Interest (income) expense (including minority interest)	0.4	0.1	(0.1)
Other (income) expense	0.0	0.0	(0.1)

Earnings before income taxes	8.4	9.0	8.2
Provision for income taxes
Current	3.0	3.2	3.0
Deferred	—	(0.1)	(0.1)

Total provision for income taxes	3.0	3.1	2.9

Net income	5.4%	5.9%	5.3%

     In reviewing the percentages reflected in the above table, we noted that the following trends in our operations developed within the last twelve months.
•	The increase in cost of goods sold as a percentage of total revenues reflects the shift in revenue mix as product sales grew faster than service revenues and finance charges and other. Cost of products sold was 78.6% of net product sales in the 2006 period and 79.4% in the 2007 period.

•	The decline in selling, general and administrative expense as a percentage of total revenues resulted primarily from decreased payroll and payroll related expenses and net advertising expense, as a percent of revenues.

•	The declining trend in interest expense as a percentage of total revenues is a function of our continuing to generate positive cash flow.
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

     The following table presents certain operations information in dollars and percentage changes from year to year:
Analysis of Consolidated Statements of Operations

				2006 vs. 2005		2007 vs. 2006
	Years Ended January 31,			Incr/(Decr)		Incr/(Decr)
(in thousands except percentages)	2005	2006	2007	Amount	Pct	Amount	Pct
Revenues
Product sales	$451,560	$569,877	$623,959	$118,317	26.2%	$54,082	9.5%
Service maintenance agreement commissions (net)	23,950	30,583	30,567	6,633	27.7	(16)	(0.1)
Service revenues	18,725	20,278	22,411	1,553	8.3	2,133	10.5

Total net sales	494,235	620,738	676,937	126,503	25.6	56,199	9.1
Finance charges and other	71,586	80,410	83,720	8,824	12.3	3,310	4.1

Total revenues	565,821	701,148	760,657	135,327	23.9	59,509	8.5
Cost of goods and parts sold	359,710	453,374	502,135	93,664	26.0	48,761	10.8

Gross Profit	206,111	247,774	258,522	41,663	20.2	10,748	4.3
Gross Margin	36.4%	35.3%	34.0%
Selling, general and administrative expense	153,534	182,728	195,908	29,194	19.0	13,180	7.2
Provision for bad debts	2,589	1,133	1,476	(1,456)	(56.2)	343	30.3

Operating income	49,988	63,913	61,138	13,925	27.9	(2,775)	(4.3)
Operating Margin	8.8%	9.1%	8.0%
Interest (income) expense	2,359	400	(676)	(1,959)	(83.0)	(1,076)	(269.0)
Other (income) expense	118	69	(772)	(49)	(41.5)	(841)	(1218.8)
Minority interest in limited partnership	118	—	—	(118)		—

Pretax Income	47,393	63,444	62,586	16,051	33.9	(858)	(1.4)
Income taxes	16,706	22,341	22,275	5,635	33.7	(66)	(0.3)

Net income available for common stockholders	$30,687	$41,103	$40,311	$10,416	33.9%	$(792)	(1.9)%

          Refer to the above Analysis of Consolidated Statements of Operations in condensed form while reading the operations review on a year by year basis.
Year Ended January 31, 2006 Compared to the Year Ended January 31, 2007
     Revenues. Total revenues increased by $59.5 million, or 8.5%, from $701.1 million for the year ended January 31, 2006 to $760.6 million for the year ended January 31, 2007. The increase was attributable to increases in net sales of $56.2 million, or 9.1%, and $3.3 million, or 4.1%, in finance charges and other revenue.
     The $56.2 million increase in net sales was made up of the following:
•	a $21.1 million increase resulted from a same store sales increase of 3.6%. The fiscal 2007 growth rate was impacted as a result of being compared to the very strong, hurricane-impacted prior year sales, which resulted in a same store sales growth rate of 16.9% achieved in the year ended January 31, 2006.

•	a $35.2 million increase generated by twelve retail locations that were not open for twelve consecutive months in each period,

•	a $2.2 million decrease resulted from an increase in discounts on promotional credit sales, and

•	a $2.1 million increase resulted from an increase in service revenues.

     The components of the $56.2 million increase in net sales were a $54.1 million increase in product sales and an $2.1 million net increase in service maintenance agreement commissions and service revenues. The $54.1 million increase in product sales resulted from the following:
•	approximately $34.1 million was attributable to increases in unit sales, due primarily to increased appliances, consumer electronics (especially micro-display projection and plasma and LCD flat panel televisions) and furniture sales, partially offset by a decline in track sales, and

•	approximately $20.0 million was attributable to increases in unit price points. The price point impact was driven primarily by consumers selecting higher priced appliance products, including high-efficiency washers and dryers and stainless steel kitchen appliances and increased delivery fees, partially offset by a decline in consumer electronics as prices for new technology erode and the $2.2 million increase in discounts on extended-term promotional credit sales.
     The following table presents the makeup of net sales by product category in each period, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

	Years Ended January 31,
	2006		2007		Percent
Category	Amount	Percent	Amount	Percent	Increase
Major home appliances	$223,294	36.0%	$230,963	34.1%	3.4%	(1)
Consumer electronics	186,663	30.1	214,271	31.7	14.8	(2)
Track	99,184	16.0	94,395	13.9	(4.8)	(3)
Delivery	9,931	1.6	11,380	1.7	14.6	(2)
Lawn and garden	17,567	2.8	16,741	2.5	(4.7)	(4)
Bedding	13,120	2.1	17,721	2.6	35.1	(5)
Furniture	15,320	2.4	33,357	4.9	117.7	(5)
Other	4,798	0.8	5,131	0.8	6.9	(2)

Total product sales	569,877	91.8	623,959	92.2	9.5
Service maintenance agreement commissions	30,583	4.9	30,567	4.5	(0.1)	(6)
Service revenues	20,278	3.3	22,411	3.3	10.5	(7)

Total net sales	$620,738	100.0%	$676,937	100.0%	9.1%

(1)	Fiscal year 2006 appliance sales were benefited by strong customer demand after Hurricanes Katrina and Rita in that year.

(2)	These increases are consistent with overall increase in product sales and improved unit prices.

(3)	The decline in track sales (consisting largely of computers, computer peripherals, portable electronics and small appliances) is due primarily to reduced sales of computers and portable CRT televisions.

(4)	A slower late-summer selling season due to dry weather impacted this category.

(5)	This increase is due to the increased emphasis on the sales of mattresses and furniture, primarily sofas, recliners and entertainment centers, and new product lines added to the furniture category.

(6)	This decrease is due to increased SMA cancellations driven by higher credit charge-offs and reduced sales penetration as we introduced products (furniture and mattresses) that are not SMA-eligible.

(7)	This increase is driven by increased units in operation as we continue to grow product sales and an increase in the prices of parts used to repair higher-priced technology (flat-panel and micro-display television, etc.).
     Revenue from Finance charges and other increased by approximately $3.3 million, or 4.1%, from $80.4 million for the year ended January 31, 2006, to $83.7 million for the year ended January 31, 2007. This increase in revenue resulted primarily from increases in securitization income of $3.4 million, a $2.0 million decrease in service maintenance agreement retrospective commissions and a net increase in insurance commissions and other revenues of $1.9 million. Securitization income grew at a slower pace than net sales because of higher credit losses experienced during the year ended January 31, 2007, as a result of the disruption to our credit operations caused by Hurricane Rita. As a result of the higher loss rate experienced, we recorded an impairment charge of $1.5 million during the quarter ended July 31, 2006, reducing the value of our interest in securitized assets. The credit net charge-off rate has returned to historical levels and is expected to approximate 3.0% during fiscal 2008. We recorded an impairment charge of $0.9 million during the quarter ended October 31, 2005, for anticipated credit losses due to the impact of Hurricane Rita on our credit operations and an increase in bankruptcy filings due to the new bankruptcy law that took effect in

October 2005. Securitization income growth is attributable to higher product sales and increases in our retained interest in assets transferred to the QSPE, due primarily to increases in the transferred balances. Insurance commissions and other revenue growth was driven by the increase in product sales The decline in service maintenance agreement retrospective commissions was due to a change in the commission structure that became effective during fiscal 2006. The change resulted in us receiving a greater portion of the income at the time of the sale of the service maintenance agreement, which is included in Total net sales, with a corresponding decrease in the retrospective commissions received.
     Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $47.3 million, or 10.6%, from $448.1 million for the year ended January 31, 2006 to $495.4 million for the year ended January 31, 2007. This increase was slightly higher than the 9.5% increase in net product sales during the year ended January 31, 2007. Cost of products sold increased from 78.6% of net product sales in the 2006 period to 79.4% in the 2007 period due to pricing pressures on flat-panel TV’s and the fact that the strong fiscal 2006 sales, after the hurricanes, were achieved with very little discounting.
     Cost of Service Parts Sold. Cost of service parts sold, including warehousing and occupancy cost, increased approximately $1.5 million, or 27.8%, for the year ended January 31, 2007 as compared to the year ended January 31, 2006, due to a 34.8% increase in parts sales.
     Selling, General and Administrative Expense. While Selling, general and administrative expense increased by $13.2 million, or 7.2%, from $182.7 million for the year ended January 31, 2006 to $195.9 million for the year ended January 31, 2007, it decreased as a percentage of total revenue from 26.1% to 25.8%. The decrease in expense as a percentage of total revenues resulted primarily from decreased payroll and payroll related expenses and net advertising expense, as a percent of revenues. Additionally, $0.9 million of expenses, net of insurance proceeds, were incurred in the year ended January 31, 2006, due to Hurricane Rita.
     Provision for Bad Debts. The provision for bad debts on non-credit portfolio receivables and credit portfolio receivables retained by the Company and not transferred to the QSPE increased by $0.3 million, or 30.3%, during the year ended January 31, 2007 as compared to the year ended January 31, 2006, primarily as a result of provision adjustments due to increased credit losses.
     Interest (Income) Expense, net. Net interest (income) expense improved by $1.1 million, from net interest expense of $400,000 for the year ended January 31, 2006 to net interest income of approximately $700,000 for the year ended January 31, 2007. The net improvement in interest (income) expense was attributable to the following factors:
•	expiration in April 2005 of $20.0 million in our interest rate hedges and the discontinuation of hedge accounting for derivatives resulted in a net decrease in interest expense of approximately $244,000; and

•	increased interest income from invested funds of approximately $539,000.
          The remaining change of $317,000 resulted from lower average outstanding debt balances and capitalization of interest on construction in progress.
     Other (Income) Expense, net. Other (income) expense improved by $0.9 million, from net expense of $0.1 million for the year ended January 31, 2006, to net income of $0.8 million for the year ended January 31, 2007. This change was primarily the result of a $0.7 million gain recognized on the sale of a building and the related land.
     Provision for Income Taxes. The provision for income taxes decreased by $66,000, or 0.3%, from $22.4 million for the year ended January 31, 2006, to $22.3 million for the year ended January 31, 2007. The decrease in the Provision for income taxes is attributable to lower Income before income taxes, state tax refunds received during the period and adjustments to reconcile final tax returns to previous estimates, partially offset by additional tax expense from the new Texas margin tax. The impact of the new Texas margin tax was partially offset by the one-time benefit of deferred tax assets recorded as a result of the new tax. Our effective rate for the year ended January 31, 2007 was 35.6%, as compared to 35.2% for the year ended January 31, 2006, as impact of the Texas margin tax was partially offset by the refunds and return adjustments.
     Net Income. As a result of the above factors, Net income decreased $0.8 million, or 1.9%, from $41.1 million for the year ended January 31, 2006 to $40.3 million for the year ended January 31, 2007.
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

	Years Ended January 31,
	2005		2006		Percent
Category	Amount	Percent	Amount	Percent	Increase
Major home appliances	$168,544	34.1%	$223,294	36.0%	32.5%	(1)
Consumer electronics	154,873	31.3	186,663	30.1	20.5	(2)
Track	84,803	17.2	99,184	16.0	17.0	(2)
Delivery	7,605	1.5	9,931	1.6	30.6	(2)
Lawn and garden	14,272	2.9	17,567	2.8	23.1	(2)
Bedding	10,240	2.1	13,120	2.1	28.1	(2)
Furniture	7,207	1.5	15,320	2.4	112.6	(3)
Other	4,016	0.8	4,798	0.8	19.5	(2)

Total product sales	451,560	91.4	569,877	91.8	26.2
Service maintenance agreement commissions	23,950	4.8	30,583	4.9	27.7	(2)
Service revenues	18,725	3.8	20,278	3.3	8.3

Total net sales	$494,235	100.0%	$620,738	100.0%	25.6%

(1)	In addition to strong overall sales growth, appliance sales benefited from our customers’ needs after the hurricanes.

(2)	These increases are consistent with overall increase in product sales and improved unit prices.

(3)	This increase is due to the increased emphasis on the sales of furniture, primarily sofas, recliners and entertainment centers, and new product lines added to this category.
     Revenue from Finance charges and other increased by approximately $8.8 million, or 12.3%, from $71.6 million for the year ended January 31. 2005 to $80.4 million for the year ended January 31, 2006. This increase in revenue resulted primarily from increases in securitization income of $9.4 million, a $1.0 million decrease in service maintenance agreement retrospective commissions and a net increase in insurance commissions and other revenues of $445,000. The increase in securitization income is attributable to higher product sales and increases in our retained interest in assets transferred to the QSPE, due primarily to increases in the transferred balances. Partially offsetting the securitization income increases was an impairment charge of $895,000 for estimated losses resulting from increased bankruptcy filings by our customers prior to October 17, 2005, the effective date of the new bankruptcy law and our estimate of expected additional credit losses due to the impact of Hurricane Rita.
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
     Selling, General and Administrative Expense. While Selling, general and administrative expense increased by $29.2 million, or 19.0%, from $153.5 million for the year ended January 31, 2005 to $182.7 million for the year ended January 31, 2006, it decreased as a percentage of total revenue from 27.1% to 26.1%. The decrease in expense as a percentage of total revenues resulted primarily from decreased payroll and payroll related expenses and net advertising expense, as a percent of revenues, that were partially offset by increased general liability insurance expense and higher expenses incurred due to Hurricane Rita of approximately $907,000, net of estimated insurance proceeds, including expenses related to relocation of the corporate office functions and losses related to damaged merchandise and facility damage.

   Provision for Bad Debts. The provision for bad debts on receivables retained by the Company and not transferred to the QSPE and other non-credit portfolio receivables decreased by $1.5 million, or 56.2%, during the year ended January 31, 2006 as compared to the year ended January 31, 2005, primarily as a result of changes in the loss history and provision adjustments based on favorable loss experience during the last twelve months, and revised loss allocations between receivables retained by us and those transferred to the QSPE, which were offset in Finance charges and other. Partially offsetting the bad debt expense decrease was a charge of $105,000 for estimated losses resulting from increased bankruptcy filings by our customers prior to October 17, 2005, the effective date of the new bankruptcy law and expected additional credit losses due to the impact of Hurricane Rita on our customers. See Note 2 to the financial statements for information regarding the performance of the credit portfolio.
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
Impact of Inflation
     We do not believe that inflation has a material effect on our net sales or results of operations. However, a continuing significant increase in oil and gasoline prices could adversely affect our customers’ shopping decisions and patterns. We rely heavily on our internal distribution system and our next day delivery policy to satisfy our customers’ needs and desires, and any such significant increases could result in increased distribution charges. Such increases may not affect our competitors in the same manner as it affects us.
Seasonality and Quarterly Results of Operations
     Our business is somewhat seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31, due primarily to the holiday selling season. Over the four quarters of fiscal 2007, gross margins were 33.8%, 33.5%, 35.3% and 33.6%. During the same period, operating margins were 9.5%, 6.7%, 6.3% and 9.3%. A portion of the fluctuation in gross margins and operating margins is due to planned infrastructure cost additions, such as increased warehouse space and larger stores, additional personnel and systems required to absorb the significant increase in revenues that we have experienced over the last several years.
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
     The following tables sets forth certain unaudited quarterly statement of operations information for the eight quarters ended January 31, 2007. The unaudited quarterly information has been prepared on a consistent basis and includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	2006
	Quarter Ended
	Apr. 30	Jul. 31	Oct. 31	Jan. 31
	(dollars and shares in thousands, except per share amounts)
Revenues
Product sales	$127,275	$130,867	$140,405	$171,330
Service maintenance agreement commissions (net)	6,884	7,848	7,506	8,345
Service revenues	4,775	5,134	5,157	5,212

Total net sales	138,934	143,849	153,068	184,887
Finance charges and other	18,985	20,711	19,521	21,193

Total revenues	157,919	164,560	172,589	206,080

Percent of annual revenues	22.5%	23.5%	24.6%	29.4%

Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	100,917	103,579	110,024	133,544
Cost of service parts sold, including warehousing and occupancy costs	1,225	1,236	1,334	1,515
Selling, general and administrative expense	39,739	44,950	47,152	50,887
Provision for bad debts	468	(137)	331	471

Total cost and expenses	142,349	149,628	158,841	186,417

Operating Income	15,570	14,932	13,748	19,663

Operating Profit as a % total revenues	9.9%	9.1%	8.0%	9.5%

Interest (income) expense	355	59	74	(88)
Other (income) expense	6	28	(27)	62

Income before income taxes	15,209	14,845	13,701	19,689
Total provision for income taxes	5,341	5,252	4,846	6,902

Net income	$9,868	$9,593	$8,855	$12,787

Net income as a % of revenue	6.2%	5.8%	5.1%	6.2%

Outstanding shares:
Basic	23,307	23,366	23,458	23,523
Diluted	23,775	24,012	24,265	24,532

Earnings per share:
Basic	$0.42	$0.41	$0.38	$0.54
Diluted	$0.42	$0.40	$0.36	$0.52

	2007
	Quarter Ended
	Apr. 30	Jul. 31	Oct. 31	Jan. 31
	(dollars and shares in thousands, except per share amounts)
Revenues
Product sales	$158,509	$150,647	$139,594	$175,209
Service maintenance agreement commissions (net)	7,967	7,063	6,845	8,692
Service revenues	5,229	5,927	5,951	5,304

Total net sales	171,705	163,637	152,390	189,205
Finance charges and other	20,483	18,567	21,303	23,367

Total revenues	192,188	182,204	173,693	212,572

Percent of annual revenues	25.3%	24.0%	22.8%	27.9%

Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	125,729	119,756	110,627	139,238
Cost of service parts sold, including warehousing and occupancy costs	1,565	1,389	1,834	1,997
Selling, general and administrative expense	46,664	48,425	49,701	51,118
Provision for bad debts	43	390	526	517

Total cost and expenses	174,001	169,960	162,688	192,870

Operating Income	18,187	12,244	11,005	19,702

Operating Profit as a % total revenues	9.5%	6.7%	6.3%	9.3%

Interest (income) expense	(184)	(187)	(141)	(164)
Other (income) expense	(33)	(721)	(19)	1

Income before income taxes	18,404	13,152	11,165	19,865
Total provision for income taxes	6,455	4,608	4,011	7,201

Net income	$11,949	$8,544	$7,154	$12,664

Net income as a % of revenue	6.2%	4.7%	4.1%	6.0%

Outstanding shares:
Basic	23,596	23,676	23,698	23,680
Diluted	24,448	24,344	24,165	24,204

Earnings per share:
Basic	$0.51	$0.36	$0.30	$0.53
Diluted	$0.49	$0.35	$0.30	$0.52
Liquidity and Capital Resources
     We require capital to finance our growth as we add new stores and markets to our operations, which in turn requires additional working capital for increased receivables and inventory. We have historically financed our operations through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended terms provided by our vendors for inventory purchases, acquisition of inventory under consignment arrangements and transfers of receivables to our asset-backed securitization facilities. At January 31, 2007, we had a revolving line of credit facility with a group of lenders in the amount of $50 million, under which we had no borrowings outstanding, but utilized $1.9 million of availability to issue letters of credit. We expect that our cash requirements for the foreseeable future, including those for our capital expenditure requirements, will be met with our available line of credit and our $51.3 million of excess cash and cash equivalents, which were invested in short-term, tax-free instruments, at January 31, 2007, together with cash generated from operations. Our current plans are to grow our store base by approximately 10% a year. We expect we will invest in inventory, real estate and customer receivables to support the additional stores and same store sales growth. Depending on market conditions we may, at times, enter into sale-leaseback transactions to finance our real estate or seek alternative financing sources for new store expansions and customer receivables growth.
     In its regularly scheduled meeting on August 24, 2006, our Board of Directors authorized the repurchase of up to $50 million of our common stock, dependent on market conditions and the price of the stock. We expect to fund these purchases with a combination of excess cash, cash flow from operations, borrowings under our revolving credit facilities and proceeds from the sale of owned properties. Through January 31, 2007, we had spent $3.8 million under this authorization to acquire shares of our common stock.

     The following is a comparison of our statement of cash flows for our fiscal years 2006 and 2007:
     The decrease in cash flow from operating activities for fiscal year 2007 from fiscal year 2006 of $35.5 million, resulted primarily due to the timing of payments of amounts payable for federal income and employment taxes. Operating cash flows in each year were impacted by approximately $18.9 million of federal income and employment tax payments due in the year ended January 31, 2006, that were deferred until February 28, 2006 because of Hurricane Rita.
     As noted above, we offer promotional credit programs to certain customers that provide for “same as cash” or deferred interest interest-free periods of varying terms, generally three, six, or 12 months; in fiscal year 2005 we increased these terms to include 18, 24 and 36 months. The various “same as cash” promotional accounts and deferred interest program accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30.0% of eligible securitized receivables. If we exceed this 30.0% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period. The percentage of eligible securitized receivables represented by promotional receivables was 19.4% as of January 31, 2006, and at January 31, 2007, the percentage was 20.0%. The weighted average promotional period was 11.8 months and 13.1 months for promotional receivables outstanding as of January 31, 2006 and 2007, respectively. The weighted average remaining term on those same promotional receivables was 7.3 months and 9.8 months as of January 31, 2006 and 2007, respectively. While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables for the customers that take advantage of the promotional terms, we receive less income on these receivables, resulting in a reduction of the net interest margin used in the calculation of the gain on the sale of receivables.
     Net cash used in investing activities was $18.5 million and $16.2 million in fiscal year 2006 and fiscal year 2007, respectively. Cash used for purchases of property and equipment was approximately $18.5 million in both fiscal year 2006 and fiscal year 2007. The decline in net cash used in investing activities was due primarily to the proceeds from the sale of one store location for $2.1 million in fiscal year 2007. The cash expended for property and equipment was used primarily for construction of new stores and the reformatting of existing stores to better support our current product mix. We estimate that capital expenditures for the 2007 fiscal year will approximate $25 million to $30 million.
     We lease 55 of our 62 stores, and our plans for future store locations include primarily leases, but does not exclude store ownership. Our capital expenditures for future store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and warehouses), the cost of which is approximately $1.5 million per store, and for our existing store remodels, in the range of $170,000 per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationship and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we are successful in these relationship developments, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores, but could include full ownership if it meets our cash investment strategy.
     Net cash used in financing activities decreased $6.5 million from $7.6 million for the year ended January 31, 2006, to $1.1 million for the year ended January 31, 2007. This change resulted primarily from net payments on various debt instruments of $10.7 million in the year ended January 31, 2006, as opposed to net payments of $0.1 million in the year ended January 31, 2007. Partially offsetting the decline in the use of cash for payments on debt instruments was the use of $3.8 million for the purchase of our common stock in fiscal year 2007. We do not expect to incur significant net borrowing or repayments under our bank credit facilities in fiscal 2008.
     We entered into our existing bank credit facility on October 31, 2005. The agreement provides a line of credit to $50 million, with an accordion feature to allow further expansion of the facility to $90 million, under certain conditions. The credit facility has a maturity date to November 1, 2010. Additionally, the facility provides sublimits of $8 million for a swingline line of credit for faster advances on borrowing requests, and $5 million for standby letters of credit. Loans under our revolving credit facility may, at our option, bear interest at either the alternate base rate, which is the greater of the administrative agent’s prime rate or the federal funds rate, or the adjusted LIBO/LIBOR rate for the applicable interest period, in each case plus an applicable interest margin. The interest margin is between 0.00% and 0.50% for base rate loans and between 0.75% and 1.75% for LIBO/LIBOR alternative rate loans. The interest margin will vary depending on our debt coverage ratio. We additionally pay commitment fees for the undrawn portion of our revolving credit facility. At January 31, 2007, based on the LIBO/LIBOR alternative rate, the interest rate on the revolving facility was 6.32%.
     Effective August 28, 2006, we entered into an amendment to our $50 million revolving credit facility with the existing lenders. The amendment increases our restricted payment capacity, which includes payments for repurchases of capital stock, from $25 million to $50 million. There were no other modifications of the Credit Agreement.
     A summary of the significant financial covenants that govern our bank credit facility compared to our actual compliance status at January 31, 2007, is presented below:

Required
Minimum/
	Actual	Maximum
Debt service coverage ratio must exceed required minimum	4.28 to 1.00	2.00 to 1.00
Total adjusted leverage ratio must be lower than required maximum	1.63 to 1.00	3.00 to 1.00
Adjusted consolidated net worth must exceed required minimum	$286.2 million	$178.9 million
Charge-off ratio must be lower than required maximum	0.02 to 1.00	0.06 to 1.00
Extension ratio must be lower than required maximum	0.03 to 1.00	0.05 to 1.00
30-day delinquency ratio must be lower than required maximum	0.09 to 1.00	0.13 to 1.00
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
     The following table reflects outstanding commitments for borrowings and letters of credit, and the amounts utilized under those commitments, as of January 31, 2007:

								Balance at	Available at
	Commitment Expires in Fiscal Year Ending January 31,							January 31,	January 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2007	2007
	(in thousands)
Revolving Bank Facility (1)	$—		$50,000				$50,000	$1,942	$48,058
Unsecured Line of Credit	8,000						8,000	—	8,000
Inventory Financing (2)	40,000						40,000	14,766	25,234
Letters of Credit	10,000						10,000	847	9,153

Total	$58,000	$—	$50,000	$—	$—	$—	$108,000	$17,555	$90,445

(1)	Includes letter of credit sublimit. There was $1.9 million of letters of credit issued at January 31, 2007.

(2)	Included in accounts payable on the consolidated balance sheet as of January 31, 2007.
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
          Based on current operating plans, we believe that cash provided by operating activities, available borrowings under our credit facility, access to the unfunded portion of the variable funding portion of our asset- backed securitization program and our current cash and cash equivalents will be sufficient to fund our operations, store expansion and updating activities and capital expenditure programs through at least January 31, 2008. However, there are several factors that could decrease cash provided by operating activities, including:
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
   In August 2006, the issuer entered into an amendment of the Series A note to increase the total available funding to $300 million from $250 million, divided into a $100 million 364-day tranche, and a $200 million tranche that expires in August 2011. The Company’s QSPE closed and consummated an offering, pursuant to Rule 144A and Regulation S under the Securities Act of 1933, of $150 million of asset-backed fixed-rate notes (Series 2006 A bonds), the net proceeds of which were used primarily to provide the QSPE with additional capacity, fund a required $6.0 million cash reserve account and to reduce the amount outstanding under the existing 2002 Series A variable funding note. The proceeds of the new issuance provide the issuer additional capacity for the purchase of our receivables and to make the $10 million monthly principal payments due on the 2002 Series B bonds, which began in October 2006.
     At January 31, 2007, the issuer has issued three series of notes: the 2002 Series A variable funding note with a total availability of $300.0 million purchased by Three Pillars Funding Corporation, three classes of 2002 Series B notes in the aggregate amount outstanding of $160.0 million, of which $8.0 million was required to be placed in a restricted cash account for the benefit of the bondholders, and three classes of 2006 Series A bonds with an aggregate amount outstanding of $150.0 million, of which $6.0 million was required to be placed in a restricted cash account for the benefit of the bondholders. The commercial paper underlying the 2002 Series A variable funding note is rated A1/P1 by Standard and Poors and Moody’s, respectively. These ratings represent the highest rating (highest quality) of each rating agency’s three short-term investment grade ratings, except that Standard and Poors could add a “+” which would convert the highest quality rating to an extremely strong rating. The 2002 Series B notes consist of: Class A notes in the amount $96.0 million, rated Aaa by Moody’s representing the highest rating (highest quality) of the four long term investment grade ratings provided by this organization; Class B notes in the amount $46.2 million, rated A2 by Moody’s representing the middle of the third rating (upper medium quality) of the four long term investment grade ratings provided by this organization; and Class C notes in the amount of $17.8 million, rated Baa2/BBB by Moody’s and Fitch, respectively. The 2006 Series A notes consist of: Class A notes in the amount $90.0 million, rated Aaa by Moody’s representing the highest rating (highest quality) of the four long term investment grade ratings provided by this organization; Class B notes in the amount $43.3 million, rated A2 by Moody’s representing the middle of the third rating (upper medium quality) of the four long term investment grade ratings provided by this organization; and Class C notes in the amount of $16.7 million, rated Baa2 by Moody’s. These ratings represent the lowest of the four investment grades (medium quality) provided by these organizations. The ratings disclosed are not recommendations to buy, sell or hold securities. These ratings may be changed or withdrawn at any time without notice, and each of the ratings should be evaluated independently of any other rating. We are not aware of a rating by any other rating organization and are not aware of any changes in these ratings. Private institutional investors, primarily insurance companies, purchased the 2002 Series B notes and 2006 Series A notes. The issuer used the proceeds of these issuances to purchase eligible accounts receivable from us and to fund the required $8.0 million restricted cash account for credit enhancement of the 2002 Series B notes and the required $6.0 million restricted cash account for credit enhancement of the 2006 Series A notes.
        In August 2006, certain of the existing transaction documents related to the activities of the QSPE were amended. The following is a summary of the key amendments:
•	increase our consolidated net worth requirement from $30 million to $150 million;

•	add certain return mail procedures to the internal accounting control procedures and processing functions report delivered by independent accountants pursuant to the servicing agreement;

•	change the definition of “Eligible Installment Contract Receivable” under the base indenture to allow up to 27.5% of all receivables by outstanding principal balance to consist of installment contract receivables of the secondary portfolio (formerly 25% of such receivables were permitted, was 23.9% at January 31, 2007);

•	change the definition of “Eligible Installment Contract Receivable” and “Eligible Revolving Charge Receivable” under the base indenture to allow up to 5.0% of the amount or number of installment contract and revolving charge receivables, whichever occurs first, to have a maximum repayment period and cash option period exceeding thirty-six months but no more than forty-eight months (secondary portfolio maximum term remains thirty-six months);

•	change certain definitions under the series supplements for the Series A notes and the Series B bonds, including changes to the series supplements for the Series A notes that have the effect of increasing the current level of funding available to the issuer; and

•	provide for the issuer’s issuance of additional asset-backed notes and obtain additional commitments under the 2002 Series A notes upon the occurrence of certain events related to the expiration of any commitment under the 2002 Series A notes or the amount of the commitment used under the 2002 Series A notes.
     We are entitled to a monthly servicing fee, so long as we act as servicer, in an amount equal to .25% multiplied by the average aggregate principal amount of receivables plus the amount of average aggregate defaulted receivables. The issuer records revenues equal to the interest charged to the customer on the receivables less losses, the cost of funds, the program administration fees paid to either Three Pillars Funding Corporation or the 2002 Series B note holders or Series 2006 A note holders, and the servicing fee. SunTrust Capital Markets, Inc. serves as an administrative agent for Three Pillars Funding Corporation in connection with the Series A variable funding note.
     After the August, 2006 amendment, the 2002 Series A variable funding note now permits the issuer to borrow funds up to $300 million to purchase receivables from us, thereby functioning as a “basket” to accumulate receivables. As issuer borrowings under the 2002 Series A variable funding note approach $300 million, the issuer is required to request an increase in the 2002 Series A amount or issue a new series of bonds and use the proceeds to pay down the then outstanding balance of the 2002 Series A variable funding note, so that the basket will once again become available to accumulate new receivables or meet other obligations required under the transaction documents. As of January 31, 2007, borrowings under the 2002 Series A variable funding note were $128.0 million.
     The Series A variable funding note bears interest at the commercial paper rate plus an applicable margin, in most instances of 0.8%. The 2002 Series B notes have fixed rates of 4.469%, 5.769% and 8.180% for the Class A, B and C notes, respectively. The 2006 Series A notes have fixed rates of 5.507%, 5.854% and 6.814% for the Class A, B and C notes, respectively. In addition, there is an annual administrative fee and a non-use fee associated with the unused portion of the committed facility.
     We are not directly liable to the lenders under the asset-backed securitization facility. If the issuer is unable to repay the 2002 Series A note, 2002 Series B bonds and Series 2006 A bonds due to its inability to collect the transferred customer accounts, the issuer could not pay the subordinated notes it has issued to us in partial payment for transferred customer accounts, the 2002 Series B and Series 2006 A bond holders could claim the balance in its $14.0 million restricted cash account. We are also contingently liable under a $20.0 million letter of credit that secures our performance of our obligations or services under the servicing agreement as it relates to the transferred assets that are part of the asset-backed securitization facility.
     The issuer is subject to certain affirmative and negative covenants contained in the transaction documents governing the 2002 Series A variable funding note and the 2002 Series B and Series 2006 A bonds, including covenants that restrict, subject to specified exceptions: the incurrence of additional indebtedness and other obligations and the granting of additional liens; mergers, acquisitions, investments and disposition of assets; and the use of proceeds of the program. The issuer also makes covenants relating to compliance with certain laws, payment of taxes, maintenance of its separate legal entity, preservation of its existence, protection of collateral and financial reporting. In addition, the program requires the issuer to maintain a minimum net worth.

     A summary of the significant financial covenants that govern the 2002 Series A variable funding note compared to actual compliance status at January 31, 2007, is presented below:

		Required
		Minimum/
	As reported	Maximum
Issuer interest must exceed required minimum	$49.8 million	$52.0 million
Gross loss rate must be lower than required maximum	3.5%	10.0%
Net portfolio yield must exceed required minimum	8.1%	2.0%
Payment rate must exceed required minimum	7.1%	3.0%
Note: All terms in the above table are defined by the asset backed credit facility and may or may not agree directly to the financial statement captions in this document.
          As indicated in the table above, the minimum issuer interest requirement was not satisfied as of January 31, 2007. The minimum issuer interest requirement is calculated based on information that is not available until after the end of the month. Upon determining the new minimum issuer interest requirement, the Issuer deposited the collateral necessary to satisfy the required minimum. This deficiency was cured within the time periods provided and does not limit the Issuer’s ability to meet its obligations, including funding the transfer of future receivables created by us. As a result, the occurrence of this deficiency did not result in any unscheduled amortization requirements for the 2002 Series A, 2002 Series B or 2006 Series A Notes.
          Events of default under the 2002 Series A variable funding note and the 2002 Series B and Series 2006 A bonds, subject to grace periods and notice provisions in some circumstances, include, among others: failure of the issuer to pay principal, interest or fees; violation by the issuer of any of its covenants or agreements; inaccuracy of any representation or warranty made by the issuer; certain servicer defaults; failure of the trustee to have a valid and perfected first priority security interest in the collateral; default under or acceleration of certain other indebtedness; bankruptcy and insolvency events; failure to maintain certain loss ratios and portfolio yield; change of control provisions and certain events pertaining to us. The issuer’s obligations under the program are secured by the receivables and proceeds.
Securitization Facilities
We finance most of our customer receivables through asset-backed securitization facilities

     Certain Transactions
     Since 1996, we have leased a retail store location of approximately 19,150 square feet in Houston, Texas from Thomas J. Frank, Sr., our Chairman of the Board and Chief Executive Officer. The lease provides for base monthly rental payments of $17,235 plus escrows for taxes, insurance and common area maintenance expenses of increasing monthly amounts based on expenditures by the management company operating the shopping center of which this store is a part through January 31, 2011. We also have an option to renew the lease for two additional five-year terms. Mr. Frank received total payments under this lease of $281,000 in fiscal 2005, 2006 and 2007, respectively. Based on market lease rates for comparable retail space in the area, we believe that the terms of this lease are no less favorable to us than we could have obtained in an arms’ length transaction at the date of the lease commencement.
     We leased six store locations from Specialized Realty Development Services, LP (SRDS), a real estate development company that was created prior to our becoming publicly held and was owned by various members of management and individual investors of Stephens Group, Inc., a significant shareholder of the company. Based on independent appraisals that were performed on each project that was completed, we believe that the terms of the leases were at least comparable to those that could be obtained in an arms’ length transaction. As part of the ongoing operation of SRDS, we received management fees associated with the administrative functions that were provided to SRDS of $100,000 and $6,500 for the years ended January 31, 2005 and 2006, respectively. As of January 31, 2005, we no longer leased any properties from SRDS since it divested itself of the leased properties. As part of the divestiture, SRDS reimbursed us $75,000 for costs related to lease modifications.
     We engage the services of Direct Marketing Solutions, Inc., or DMS, for a substantial portion of our direct mail advertising. Direct Marketing Solutions, Inc. is partially owned (less than 50%) by SF Holding Corp., members of the Stephens family, Jon E. M. Jacoby, and Douglas H. Martin. SF Holding Corp. and the members of the Stephens family are significant shareholders of the Company, and Messrs. Jacoby and Martin are members of our Board of Directors. The fees we paid to DMS during fiscal years ended 2005, 2006 and 2007 amounted to approximately $1.8 million, $4.3 million and $5.8 million, respectively. Thomas J. Frank, the Chief Executive Officer and Chairman of the Board of Directors owned a small percentage (0.7%) at the end of fiscal year 2005, but divested his interest during the first half of fiscal year 2006.
     We engage the services of Stephens Inc. to act as our broker under our stock repurchase program. Stephens Inc. is a shareholder of the Company, and Doug Martin, an Executive Vice President of Stephens Inc., is a member of our Board of Directors. During the year ended January 31, 2007, we incurred fees payable to Stephens Inc. of $5,040 related to the purchase of 168,000 shares of our common stock. Based on a review of competitive bids received from various broker candidates, we believe the terms of this arrangement are no less favorable than we could have obtained in an arms’ length transaction.

     Contractual Obligations
     The following table presents a summary of our known contractual obligations as of January 31, 2007, with respect to the specified categories, classified by payments due per period.

		Payments due by period
		Less			More
		Than	1-3	3-5	Than 5
	Total	1 Year	Years	Years	Years
	(in thousands)
Long term debt	$198	$110	$88	$—	$—
Operating leases:
Real estate	113,831	16,042	29,283	24,377	44,129
Equipment	5,116	1,689	2,538	844	45
Purchase obligations (1)	1,944	1,632	312	—	—

Total contractual cash obligations	$121,089	$19,473	$32,221	$25,221	$44,174

(1)	Includes contracts for long-term communication services. Does not include outstanding purchase orders for merchandise, services or supplies which are ordered in the normal course of operations and which generally are received and recorded within 30 days.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Interest rates under our bank credit facility are variable and are determined, at our option, as the base rate, which is the greater of prime rate or federal funds rate plus 0.50% plus the base rate margin, which ranges from 0.00% to 0.50%, or LIBO/LIBOR plus the LIBO/LIBOR margin, which ranges from 0.75% to 1.75%. Accordingly, changes in the prime rate, the federal funds rate or LIBO/LIBOR, which are affected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, our bank credit facility. We are also exposed to interest rate risk associated with our interest-only strip and the subordinated securities we receive from our sales of receivables to the QSPE. See Note 2 to the audited financial statements for disclosures related to the sensitivity of the current fair value of the interest-only strip and the subordinated securities to 10% and 20% adverse changes in the factors that affect these assets, including interest rates.
     We held interest rate swaps and collars with notional amounts totaling $20.0 million with terms extending through April 2005. Those instruments were held for the purpose of hedging variable interest rate risk, primarily related to cash flows from our interest-only strip as well as our variable rate debt. In fiscal 2004, hedge accounting was discontinued for the remaining $20.0 million. At the time the cash flow hedge designation was discontinued, we began to recognize changes in the fair value of the swaps as interest expense and to amortize the accumulated other comprehensive loss related to those derivatives as interest expense over the period that the forecasted transactions effected the statement of operations. During fiscal 2005, we reclassified $1.1 million of losses previously recorded in accumulated other comprehensive losses into the statement of operations and recorded $1.1 million of income into the statement of operations because of the change in fair value of the swaps. During fiscal 2006, we reclassified $0.2 million of losses previously recorded in accumulated other comprehensive losses into the statement of operations and recorded $0.2 million of income into the statement of operations because of the change in fair value of the swaps.

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
Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment and those criteria, management believes that, as of January 31, 2007, our internal control over financial reporting is effective.
Management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Conn’s, Inc.
Beaumont, Texas
March 28, 2007

/s/ David L. Rogers
David L. Rogers
Chief Financial Officer

/s/ Thomas J. Frank
Thomas J. Frank
Chief Executive Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Conn’s, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Conn’s, Inc. maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Conn’s, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Conn’s, Inc. maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Conn’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Conn’s, Inc. as of January 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2007 of Conn’s, Inc. and our report dated March 28, 2007 expressed an unqualified opinion thereon.
Ernst & Young LLP
Houston, Texas
March 28, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Conn’s, Inc.
We have audited the accompanying consolidated balance sheets of Conn’s, Inc. as of January 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conn’s, Inc. at January 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, on February 1, 2006, the Company changed its method of accounting for share-based compensation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Conn’s, Inc.’s internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2007, expressed an unqualified opinion thereon.
Ernst & Young LLP
Houston, Texas
March 28, 2007

Conn’s, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31,
	2006	2007
Assets
Current Assets
Cash and cash equivalents	$45,176	$56,570
Accounts receivable, net of allowance for doubtful accounts of $914 and $821, respectively	26,904	31,448
Interest in securitized assets	139,282	136,848
Inventories	73,987	87,098
Deferred income taxes	—	551
Prepaid expenses and other assets	4,004	5,247

Total current assets	289,353	317,762
Non current deferred income tax asset	1,561	2,920
Property and equipment
Land	6,671	9,102
Buildings	7,084	13,896
Equipment and fixtures	9,612	13,650
Transportation equipment	3,284	3,022
Leasehold improvements	65,507	66,761

Subtotal	92,158	106,431
Less accumulated depreciation	(37,332)	(46,991)

Total property and equipment, net	54,826	59,440
Goodwill, net	9,617	9,617
Other assets, net	260	208

Total assets	$355,617	$389,947

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long term debt	$136	$110
Accounts payable	44,282	54,045
Accrued compensation and related expenses	18,847	9,234
Accrued expenses	17,380	20,424
Income taxes payable	8,794	3,693
Deferred income taxes	1,343	—
Deferred revenues and allowances	8,498	9,516

Total current liabilities	99,280	97,022
Long term debt	—	88
Deferred gain on sale of property	476	309
Stockholders’ equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 40,000,000 shares authorized; 23,571,564 and 23,809,522 shares issued and outstanding at January 31, 2006 and 2007, respectively)	236	238
Accumulated other comprehensive income	10,492	6,305
Additional paid in capital	89,027	93,365
Retained earnings	156,106	196,417
Treasury stock at cost (168,000 shares at January 31, 2007)	—	(3,797)

Total stockholders’ equity	255,861	292,528

Total liabilities and stockholders’ equity	$355,617	$389,947

See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share)

	Years Ended January 31,
	2005	2006	2007
Revenues
Product sales	$451,560	$569,877	$623,959
Service maintenance agreement commissions (net)	23,950	30,583	30,567
Service revenues	18,725	20,278	22,411

Total net sales	494,235	620,738	676,937
Finance charges and other	71,586	80,410	83,720

Total revenues	565,821	701,148	760,657
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	355,159	448,064	495,350
Cost of service parts sold, including warehousing and occupancy cost	4,551	5,310	6,785
Selling, general and administrative expense	153,526	182,728	195,908
Provision for bad debts	2,589	1,133	1,476

Total cost and expenses	515,825	637,235	699,519

Operating income	49,996	63,913	61,138
Interest (income) expense	2,359	400	(676)
Other (income) expense	126	69	(772)

Income before minority interest and income taxes	47,511	63,444	62,586
Minority interest in limited partnership	118	—	—

Income before income taxes	47,393	63,444	62,586
Provision for income taxes
Current	16,147	23,048	23,355
Deferred	559	(707)	(1,080)

Total provision for income taxes	16,706	22,341	22,275

Net Income	$30,687	$41,103	$40,311

Earnings per share
Basic	$1.32	$1.76	$1.70
Diluted	$1.30	$1.71	$1.66
Average common shares outstanding
Basic	23,192	23,412	23,663
Diluted	23,646	24,088	24,289
See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accum.
					Other
					Compre-
	Preferred Stock		Common Stock		hensive	Paid in	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	Income	Capital	Earnings	Shares	Amount	Total
Balance January 31, 2004	—	$—	23,102	$231	$4,600	$82,764	$84,316	—	$—	$171,911

Exercise of options										—
including tax benefit			162	2		1,465				1,467
Issuance of common stock under Employee Stock Purchase Plan			9			109				109
Forfeiture of restricted shares			(5)							—
Stock-based compensation						752				752
Comprehensive Income:
Net income							30,687			30,687
Reclassification adjustments on derivative instruments (net of tax of $399)					732					732
Adjustment of fair value of securitized assets (net of tax of $1,674), net of reclassification adjustments of $10,943 (net of tax of $5,919)					3,076					3,076

Total comprehensive income										34,495

Balance January 31, 2005	—	—	23,268	233	8,408	85,090	115,003	—	—	208,734

Exercise of options, including tax benefit			293	3		2,579				2,582
Issuance of common stock under Employee Stock Purchase Plan			11			192				192
Stock-based compensation						1,166				1,166
Comprehensive Income:
Net income							41,103			41,103
Reclassification adjustments on derivative instruments (net of tax of $86)					160					160
Adjustment of fair value of securitized assets (net of tax of $1038), net of reclassification adjustments of $12,626 (net of tax of $6,828)					1,924					1,924

Total comprehensive income										43,187

Balance January 31, 2006	—	—	23,572	236	10,492	89,027	156,106	—	—	255,861

Exercise of options, including tax benefit			226	2		2,370				2,372
Issuance of common stock under Employee Stock Purchase Plan			12			245				245
Stock-based compensation						1,723				1,723
Purchase of treasury stock								(168)	(3,797)	(3,797)
Comprehensive Income:
Net income							40,311			40,311
Adjustment of fair value of securitized assets (net of tax of $2,154), net of reclassification adjustments of $12,732 (net of tax of $7,100)					(4,187)					(4,187)

Total comprehensive income										36,124

Balance January 31, 2007	—	$—	23,810	$238	$6,305	$93,365	$196,417	(168)	$(3,797)	$292,528

See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended January 31,
	2005	2006	2007
Cash flows from operating activities
Net income	$30,687	$41,103	$40,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,777	11,271	12,520
Amortization	18	(318)	(461)
Provision for bad debts	2,589	1,133	1,476
Stock-based compensation	752	1,166	1,723
Excess tax benefits from stock-based compensation	(59)	(134)	(210)
Accretion from interests in securitized assets	(16,862)	(19,454)	(19,832)
Provision for deferred income taxes	559	(707)	(1,080)
Loss (gain) from sale of property and equipment	126	69	(772)
Discounts on promotional credit, net	1,571	691	1,913
Losses (gains) from derivatives	(15)	69	—
Change in operating assets and liabilities:
Accounts receivable	(26,098)	1,701	4,631
Inventory	(8,604)	(11,641)	(13,111)
Prepaid expenses and other assets	(515)	(452)	(1,243)
Accounts payable	696	13,812	13,125
Accrued expenses	7,697	15,751	(6,569)
Income taxes payable	(2,430)	8,794	(5,120)
Deferred revenues and allowances	1,222	1,330	1,363

Net cash provided by operating activities	111	64,184	28,664

Cash flows from investing activities
Purchase of property and equipment	(19,619)	(18,490)	(18,425)
Proceeds from sales of property	1,131	34	2,278

Net cash used in investing activities	(18,488)	(18,456)	(16,147)

Cash flows from financing activities
Net proceeds from stock issued under employee benefit plans, including tax benefit	1,603	2,813	2,617
Excess tax benefits from stock-based compensation	59	134	210
Purchase of treasury stock	—	—	(3,797)
Borrowings under lines of credit	183,930	77,150	25,200
Payments on lines of credit	(173,430)	(87,650)	(25,200)
Increase in debt issuance costs	(118)	(130)	—
Borrowings on promissory notes	—	136	—
Payment of promissory notes	(60)	(32)	(153)

Net cash provided by (used in) financing activities	11,984	(7,579)	(1,123)

Impact on cash of consolidation of SRDS	478	—	—

Net change in cash	(5,915)	38,149	11,394
Cash and cash equivalents
Beginning of the year	12,942	7,027	45,176

End of the year	$7,027	$45,176	$56,570

Supplemental disclosure of cash flow information
Cash interest paid	$2,387	$635	$366
Cash income taxes paid, net of refunds	19,372	13,179	28,262
Cash interest received from interests in securitized assets	9,389	14,633	19,055
Cash proceeds from new securitizations	256,139	285,529	338,222
Cash flows from servicing fees	15,529	18,572	20,997
Supplemental disclosure of non-cash activity
Customer receivables exchanged for interests in securitized assets	58,342	58,835	63,067
Amounts reinvested in interests in securitized assets	(81,652)	(76,133)	(61,880)
Purchases of property and equipment with debt financing	—	—	215
See notes to consolidated financial statements.

CONN’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007
1. Summary of Significant Accounting Policies
     Principles of Consolidation. The consolidated financial statements include the accounts of Conn’s, Inc. and its subsidiaries, limited liability companies and limited partnerships, all of which are wholly-owned (the “Company”). All material intercompany transactions and balances have been eliminated in consolidation.
     The Company enters into securitization transactions to sell its retail installment and revolving customer receivables. These securitization transactions are accounted for as sales in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities because the Company has relinquished control of the receivables. Additionally, the Company has transferred such receivables to a qualifying special purpose entity (QSPE). Accordingly, neither the transferred receivables nor the accounts of the QSPE are included in the consolidated financial statements of the Company. The Company’s retained interest in the transferred receivables is valued on a revolving pool basis. See Note 2 for further discussion.
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
     Vendor Programs. The Company receives funds from vendors for price protection, product and volume rebates, marketing, training and promotional programs which are recorded as the amounts are earned, as a reduction of the related product cost or advertising expense, according to the nature of the program. The Company accrues rebates based on the satisfaction of terms of the program even though funds may not be received until the end of a quarter or year. If the programs are related to product purchases, which would include price protection, and sales and volume rebates, the allowances, credits, or payments are recorded as a reduction of product cost and are reflected in cost of goods sold when the related product is sold. If the programs relate to marketing, training and promotions that are not for reimbursement of specific incremental costs, the allowances, credits or payments are reflected as a reduction of cost of goods sold. If the programs are related to promotion or marketing of the product, the allowances, credits, or payments for reimbursement of specific, incremental, identifiable, advertising-related costs incurred in selling the vendors’ products are recorded as a reduction of advertising expense and are reflected in selling, general and administrative expenses in the period in which the expense is incurred.

     Earnings Per Share. In accordance with SFAS No. 128, Earnings per Share, the Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any stock options granted, which is calculated using the treasury-stock method. The following table sets forth the shares outstanding for the earnings per share calculations (shares in thousands):

	Year Ended January 31,
	2005	2006	2007
Common stock outstanding, beginning of period	23,102	23,268	23,571
Weighted average common stock issued in stock option exercises	89	142	111
Weighted average common stock issued to employee stock purchase plan	3	2	5
Weighted average number of restricted shares forfeited	(2)	—	—
Less: Weighted average treasury shares purchased	—	—	(24)

Shares used in computing basic earnings per share	23,192	23,412	23,663
Dilutive effect of stock options, net of assumed repurchase of treasury stock	454	676	626

Shares used in computing diluted earnings per share	23,646	24,088	24,289

     During the periods presented, options with an exercise price in excess of the average market price of the Company’s common stock are excluded from the calculation of the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of options not included in the calculation of the dilutive effect of stock options was 0.1 million, 0.1 million, and 0.2 million for each of the years ended January 31, 2005, 2006, and 2007 respectively.
     Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
     Inventories. Inventories consist of finished goods or parts and are valued at the lower of cost (moving weighted average method) or market.
     Property and Equipment. Property and equipment are recorded at cost. Costs associated with major additions and betterments that increase the value or extend the lives of assets are capitalized and depreciated. Normal repairs and maintenance that do not materially improve or extend the lives of the respective assets are charged to operating expenses as incurred. Depreciation, which includes amortization of capitalized leases, is computed on the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the shorter of the estimated useful lives or the remaining terms of the respective leases. The estimated lives used to compute depreciation expense are summarized as follows:

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

     All gains and losses on sale of assets are included in Other (income) expense in the consolidated statements of operations.

	Years Ended January 31,
(in thousands of dollars)	2005	2006	2007
Gain (loss) on sale of assets	(126)	(69)	772
During the year ended January 31, 2007, the Company completed a nonmonetary transaction in an exchange of real estate assets. As required under Accounting Principles Board No. 29, Accounting for Nonmonetary Transactions, a gain of $0.7 million was recorded in Other (income) expense.
     Receivable Sales and Interests in Securitized Receivables. The Company enters into securitization transactions to sell customer retail installment and revolving receivable accounts. In these transactions, the Company retains interest-only strips and subordinated securities, all of which are retained interests in the securitized receivables. Gain or loss on the sales of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests, based on their relative fair value at the date of transfer. Retained interests are carried at fair value on the Company’s balance sheet as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Impairment and interest income are recognized in accordance with Emerging Issues Task Force (EITF) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Servicing fees are recognized monthly as they are earned. Gains on sales of receivables, impairment on retained interests, interest income from retained interests and servicing fees are included in Finance charges and other in the consolidated statement of operations.
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
     Receivables Not Sold. Certain receivables are not eligible for inclusion in the securitization transactions and are therefore carried on the Company’s balance sheet in Accounts receivable. Such receivables are recorded net of an allowance for doubtful accounts, which is calculated based on historical losses. Typically, a receivable is considered delinquent if a payment has not been received on the scheduled due date. Generally, an account that is delinquent more than 120 days and for which no payment has been received in the past seven months will be charged-off against the allowance and interest accrued subsequent to the last payment will be reversed. Interest income is accrued using the Rule of 78’s method for installment contracts and the simple interest method for revolving charge accounts. Typically, interest income is accrued until the contract or accounts is paid off or charged-off. The Company has a secured interest in the merchandise financed by these receivables and therefore has the opportunity to recover a portion of the charged-off value. (See also Note 2.)
     Goodwill. Goodwill represents the excess of purchase price over the fair market value of net assets acquired. The Company assesses the potential future impairment of goodwill on an annual basis, or at any other time when impairment indicators exist. In fiscal 2005, 2006 and 2007, the Company concluded that goodwill was not impaired based on its annual impairment testing.
     Income Taxes. The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that are expected be in effect when the differences are expected to reverse.
     Revenue Recognition. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates or other free products or services. The Company sells service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where third parties are the obligor on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. The Company records a receivable for earned but unremitted retrospective commissions and reserves for future cancellations of service maintenance agreements and credit insurance contracts estimated based on historical experience. Where the Company sells service maintenance agreements in which it is deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These Company-obligor service maintenance agreements are renewal contracts which provide our customers protection against product repair costs arising after the expiration of the manufacturer’s warranty and the third-party obligor contracts. These agreements typically have terms ranging from 12 months to 36 months. These agreements are separate units of accounting under EITF No. 00-21, Revenue Arrangements with Multiple Deliverables and are valued based on the agreed upon retail selling price. The amounts of service maintenance agreement revenue deferred at January 31, 2006 and 2007 were $3.6 million and $3.6 million, respectively, and are included in Deferred revenue and allowances in the accompanying balance sheets. Under the renewal contracts, the Company defers and amortizes its direct selling expenses over the contract term and records the cost of the service work performed as products are repaired.
     The classification of the amounts included as Finance charges and other is summarized as follows (in thousands):

	Years Ended January 31,
	2005	2006	2007
Securitization income:
Servicing fees received	$15,529	$18,572	$20,997
Accretion of gains on sale of receivables	24,719	26,724	23,874
Impairment recorded on retained interests (1)	—	(895)	(1,495)
Interest earned on retained interests	9,389	14,633	19,055

Total securitization income	49,637	59,034	62,431
Interest Income from receivables not sold	1,224	1,181	1,274
Insurance commissions	16,101	16,672	18,394
Other	4,624	3,523	1,621

Finance charges and other	$71,586	$80,410	$83,720

Gains on sales of receivables (2)	$29,468	$29,687	$11,997

(1)	The impairment charge in the year ended January 31, 2006, was due to higher expected credit losses as a result of changes in the bankruptcy-filing laws and the disruption to our credit operations as a result of Hurricane Rita, which hit the Gulf Coast in September 2005. The impairment charge in the year ended January 31, 2007, was due to higher expected credit losses as a result of the continued impact of the disruption to our credit operations as a result of Hurricane Rita.

(2)	Gains on sales of receivables are recognized as securitization income as accretion over the lives of the related receivables. The Gains on sales of receivables for the year ended January 31, 2007, were impacted by the discount recorded on the Company’s investment in the QSPE, as a result of the completion of the new bond issuance by the QSPE, which resulted in a longer term to maturity.
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

     The following table sets forth the sales made under the interest free programs (in thousands):

	Years Ended January 31,
	2005	2006	2007
Sales under interest-free programs	$126,575	$159,767	$164,528
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
     The Company classifies amounts billed to customers relating to shipping and handling as revenues. Costs of $16.7 million, $21.0 million and $21.4 million associated with shipping and handling revenues are included in Selling, general and administrative expense for the years ended January 31, 2005, 2006 and 2007, respectively.
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
     The Company held interest rate swaps and collars with notional amounts totaling $20 million with terms that extended through April 2005. Those instruments were held for the purpose of hedging a portion of the variable interest rate risk, primarily related to cash flows from the Company’s interest-only strip as well as its variable rate debt. Hedge accounting was discontinued for the rate swaps in fiscal 2004. At the time the cash flow hedge designation was discontinued, the Company began to recognize changes in the fair value of the swaps as interest expense and amortize the accumulated other comprehensive loss related to those derivatives as interest expense over the period that the forecasted transactions effected the statement of operations. During fiscal 2005, the Company reclassified $1.1 million of losses previously recorded in accumulated other comprehensive losses into the statement of operations and recorded $1.1 million of income into the statement of operations because of the change in fair value of the swaps. During fiscal 2006, the Company reclassified $0.2 million of losses previously recorded in accumulated other comprehensive losses into the statement of operations and recorded $0.2 million of income into the statement of operations because of the change in fair value of the swaps.
     Share-Based Compensation. On February 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified retrospective application transition method. Under the modified retrospective application transition method, all prior period financial statements have been adjusted to give effect to the fair-value-based method of accounting for share-based compensation. The adoption of the statement impacted the financial statements presented as follows:
•	For the years ended January 31, 2005, 2006 and 2007, Income before income taxes was reduced by $0.8 million, $1.2 million and $1.7 million, respectively.

•	For the years ended January 31, 2005, 2006 and 2007, Net income was reduced by $0.6 million, $1.0 million and $1.4 million, respectively.

•	For the years ended January 31, 2005, 2006, and 2007, Basic earnings per share was reduced by $.03, $.04, and $.06, respectively.

•	For the years ended January 31, 2005, 2006, and 2007, Diluted earnings per share was reduced by $.03, $.04, and $.06, respectively.

•	For the years ended January 31, 2005, 2006 and 2007, Cash flows from operating activities were reduced by, and Cash flows from financing activities were increased by, $0.1, $0.1 and $0.2 million, respectively.

•	As of January 31, 2006, the Current deferred income tax asset increased $0.3 million, Additional paid-in capital increased $2.0 million and Retained earnings decreased $1.7 million.
     For stock option grants after our IPO in November 2003, the Company has used the Black-Scholes model to determine fair value. Share-based compensation expense is recorded, net of estimated forfeitures, on a straight-line basis over the vesting period of the applicable grant. Prior to the IPO, the value of the options issued was estimated using the minimum valuation option-pricing model. Since the minimum valuation option-pricing model does not qualify as a fair value pricing model under FAS 123R, the Company follows the intrinsic value method of accounting for share-based compensation to employees for these grants, as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table presents the impact to earnings per share as if the Company had adopted the fair value recognition provisions of SFAS No. 123 (dollars in thousands except per share data):

	Years Ended January 31,
	2005	2006	2007
Net income available for common stockholders as reported	$30,687	$41,103	$40,311
Add: Stock-based compensation recorded, net of tax	609	963	1,408
Less: Stock-based compensation, net of tax, for all awards	(1,017)	(1,313)	(1,546)

Pro forma net income	$30,279	$40,753	$40,173

Earnings per share-as reported:
Basic	$1.32	$1.76	$1.70
Diluted	$1.30	$1.71	$1.66
Pro forma earnings per share:
Basic	$1.31	$1.74	$1.70
Diluted	$1.28	$1.69	$1.65
Percent change:
Net income	(1.3)%	(0.9)%	(0.3)%
Assumptions used in pricing model:
Weighted average risk free interest rates	1.8%	3.9%	4.4%
Weighted average expected lives in years	4.4	4.6	6.4
Weighted average volatility	30.0%	32.0%	50.0%
Expected dividends	—	—	—
     As provided by Staff Accounting Bulletin No. 107, which provides guidance relating to share-based compensation accounting, the Company has used a shortcut method to compute the weighted average expected life for the stock options granted in the year ended January 31, 2007. The shortcut method is an average based on the vesting period and the contractual term. The weighted average volatility for the year ended January 31, 2007, was calculated using the average historical volatility of the Company’s peer group. As of January 31, 2007, the total compensation cost related to non-vested awards not yet recognized totaled $8.5 million and is expected to be recognized over a weighted average period of 3.8 years.
     Self-insurance. The Company is self-insured for certain losses relating to group health, workers’ compensation, automobile, general and product liability claims. The Company has stop loss coverage to limit the exposure arising from these claims. Self-insurance losses for claims filed and claims incurred, but not reported, are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using development factors based on historical experience.

     Expense Classifications. The Company records Cost of goods sold as the direct cost of products sold, any related in-bound freight costs, and receiving costs, inspection costs, internal transfer costs, and other costs associated with the operations of its distribution system. Also included in Cost of goods sold is an allocation of advertising expense computed at approximately 6% of the product direct cost. The offset for this allocation is in Selling, general and administrative expense and is netted with advertising costs along with vendor rebates (see Vendor Programs above). Advertising costs are expensed as incurred. Advertising expense included in Selling, general and administrative expense for the years ended January 31, 2005, 2006 and 2007, was:

	Years Ended January 31,
	2005	2006	2007
	(in thousands)
Gross advertising expense	$27,752	$31,017	$33,680
Less:
Vendor rebates	(4,752)	(5,793)	(7,188)
Allocation to Cost of goods sold	(19,823)	(25,531)	(29,071)

Net advertising expense in Selling, general and adminstrative expense	$3,177	$(307)	$(2,579)

     In addition, the Company records as Cost of service parts sold the direct cost of parts used in its service operation and the related inbound freight costs, purchasing and receiving costs, inspection costs, internal transfer costs, and other costs associated with the parts distribution operation.
     The costs associated with the Company’s merchandising function, including product purchasing, advertising, sales commissions, and all store occupancy costs are included in Selling, general and administrative expense.
     Application of APB 21 to Cash Option Programs that Exceed One Year in Duration. In February 2004, the Company began offering promotional credit payment plans on certain products that extend beyond one year. In accordance with APB 21, Interest on Receivables and Payables, such sales are discounted to their fair value resulting in a reduction in sales and receivables, and the amortization of the discount amount over the term of the promotional credit payment plan. The difference between the gross sale and the discounted amount is reflected as a reduction of Product sales in the consolidated statements of operations and the amount of the discount being amortized in the current period is recorded in Finance charges and other. For the years ended January 31, 2005, 2006 and 2007, Product sales were reduced by $2.4 million, $3.1 million, and $5.3 million, respectively, and Finance charges and other was increased by $0.9 million, $2.4 million, and $3.4 million, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount.
     Reclassifications. Certain reclassifications have been made in the prior years’ financial statements to conform to the current year’s presentation. Specifically, Other (income) expense, which consists of (gain) loss on sales of property and equipment, is now separately detailed. Previously, these amounts were included in Selling, general and administrative expense.
     Restatement. On September 15, 2006, the Company restated its financial statements for the years ended January 31, 2005 and 2006, to correct for errors in recording interests in securitized assets, securitization income and related income tax impacts.
     Accumulated Other Comprehensive Income. The balance of accumulated other comprehensive income (net of tax) was comprised of $10.5 million and $6.3 million of unrealized gains on interests in securitized assets at January 31, 2006 and 2007, respectively.
     Application of FIN 46. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51, or FIN 46. FIN 46 requires entities, generally, to be consolidated by a company when it has a controlling financial interest through ownership, direct or indirect, of a majority voting interest in an entity with which it conducts business. The Company evaluated the effects of the issuance of FIN 46 on the accounting for its leases with Specialized Realty Development Services, LP (SRDS) and determined that it was appropriate to consolidate the balance sheet of SRDS with the Company as of January 31, 2004. As of January 31, 2005, the Company no longer leased any of its facilities from SRDS and therefore FIN 46 no longer applies and the Company no longer consolidates SRDS’s balance sheet or statement of operations. However, the operations of SRDS are consolidated with those of the Company commencing on February 1, 2004 through the last effective date of the Company’s leases with SRDS of January 30, 2005. The effect of such consolidation on the Company’s Statement of Operations for the year ended January 31, 2005 was to reduce Selling, general and administrative expense by $0.9 million, increase Interest expense by $0.8 million and reduce Income before income taxes by $0.1 million for Minority interest in limited partnership. The Company had no exposure to losses incurred by SRDS.
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
     In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, was issued. This statement establishes a fair value option, permitting all entities the ability to choose to measure eligible items at fair value at specified election dates. The entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently analyzing the impact this statement will have on its financial condition and results of operations.
2. Interests in Securitized Receivables
          The Company has an agreement to sell customer receivables. As part of this agreement, the Company sells eligible retail installment contracts and revolving receivable accounts to a QSPE that pledges the transferred accounts to a trustee for the benefit of investors. The following table summarizes the availability of funding under the Company’s securitization program at January 31, 2007 (in thousands):

	Capacity	Utilized	Available
2002 Series A	$300,000	$128,000	$172,000
2002 Series B – Class A	96,000	96,000	—
2002 Series B – Class B	46,222	46,222	—
2002 Series B – Class C	17,778	17,778	—
2006 Series A – Class A	90,000	90,000	—
2006 Series A – Class B	43,333	43,333	—
2006 Series A – Class C	16,667	16,667	—

Total	$610,000	$438,000	$172,000

     The 2002 Series A program functions as a credit facility to fund the initial transfer of eligible receivables. When the facility approaches a predetermined amount, the QSPE (Issuer) is required to seek financing to pay down the outstanding balance in the 2002 Series A variable funding note. The amount paid down on the facility then becomes available to fund the transfer of new receivables or to meet required principal payments on other series as they become due. The new financing could be in the form of additional notes, bonds or other instruments as the market and transaction documents might allow. The 2002 Series A program, which was increased from $250 million to $300 million during the year ended January 31, 2007, is divided into two tranches; a $100 million 364-day tranche and a $200 million tranche that matures in August 2011. The 2002 Series B program (which was non-amortizing for the first four years) matures officially on September 1, 2010, although it is expected that the principal payments, which began in October 2006, will retire the bonds prior to that date. The 2006 Series A program, which was consummated in August 2006, is non-amortizing for the first four years and officially matures in April 2017. However, it is expected that the principal payments, which begin in September 2010, will retire the bonds prior to that date.
     The agreement contains certain covenants requiring the maintenance of various financial ratios and receivables performance standards. Except for a deficiency in the minimum issuer interest requirement at January 31, 2007, the Issuer was in compliance with the requirements of the agreement as of January 31, 2007. The minimum issuer interest requirement is calculated based on information that is not available until after the end of the month. Upon determining the new minimum issuer interest requirement, the Issuer deposited the collateral necessary to satisfy the required minimum. This deficiency was cured within the time periods provided and does not limit the Issuer’s ability to meet its obligations, including funding the transfer of future receivables created by the Company. As a result, the occurrence of this deficiency did not result in any unscheduled amortization requirements for the 2002 Series A, 2002 Series B or 2006 Series A Notes. As part of the new securitization program, the Company and Issuer arranged for the issuance of a stand-by letter of credit in the amount of $20.0 million to provide assurance to the trustee on behalf of the bondholders that funds collected monthly by the Company, as servicer, will be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year, and the maximum potential amount of future payments is the face amount of the letter of credit. The letter of credit is callable, at the option of the trustee, if the Company, as servicer, fails to make the required monthly payments of the cash collected to the trustee.
     Through its retail sales activities, the Company generates customer retail installment contracts and revolving receivable accounts. The Company enters into securitization transactions to sell these accounts to the QSPE. In these securitizations, the Company retains servicing responsibilities and subordinated interests. The Company receives annual servicing fees and other benefits approximating 4.1% of the outstanding balance and rights to future cash flows arising after the investors in the securities issued by or on behalf of the QSPE have received from the trustee all contractually required principal and interest amounts. The Company does not record an asset or liability related to any servicing obligations because the servicing benefits received are determined to be just adequate to compensate the Company for its servicing responsibilities. The investors and the securitization trustee have no recourse to the Company’s other assets for failure of the individual customers of the Company and the QSPE to pay when due. The Company’s retained interests are subordinate to the investors’ interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets.
     The fair values of the Company’s interest in securitized assets were as follows (in thousands):

	January 31,
	2006	2007
Interest-only strip	$25,238	$26,358
Subordinated securities	114,044	110,490

Total fair value of interests in securitized assets	$139,282	$136,848

     The table below summarizes valuation assumptions used for each period presented:

	Years Ended January 31,
	2005	2006	2007
Prepayment rates Primary installment	1.5%	1.5%	1.5%
Primary revolving	3.0%	3.0%	3.0%
Secondary installment	1.5%	1.5%	1.5%
Net interest spread Primary installment	13.3%	12.8%	12.6%
Primary revolving	13.3%	12.8%	12.6%
Secondary installment	15.0%	14.7%	14.2%
Expected losses Primary installment	3.4%	3.0%	3.0%
Primary revolving	3.4%	3.0%	3.0%
Secondary installment	3.4%	3.0%	3.0%
Projected expense Primary installment	4.1%	4.1%	4.1%
Primary revolving	4.1%	4.1%	4.1%
Secondary installment	4.1%	4.1%	4.1%
Discount rates Primary installment	10.0%	13.0%	13.6%
Primary revolving	10.0%	13.0%	13.6%
Secondary installment	14.0%	17.0%	17.6%
Delinquency and deferral rates Primary installment	10.1%	9.3%	9.3%
Primary revolving	8.9%	7.3%	5.5%
Secondary installment	15.3%	14.0%	14.0%

          At January 31, 2007, key economic assumptions and the sensitivity of the current fair value of the interests in securitized assets to immediate 10% and 20% adverse changes in those assumptions are as follows (dollars in thousands):

	Primary	Primary	Secondary
	Portfolio	Portfolio	Portfolio
	Installment	Revolving	Installment
Fair value of interest in securitized assets	$88,490	$12,618	$35,738

Expected weighted average life	1.1 years	1.2 years	1.6 years

Annual prepayment rate assumption	1.5%	3.0%	1.5%
Impact on fair value of 10% adverse change	$159	$23	$184
Impact on fair value of 20% adverse change	$308	$44	$366
Net interest spread assumption	12.6%	12.6%	14.2%
Impact on fair value of 10% adverse change	$2,992	$427	$2,385
Impact on fair value of 20% adverse change	$5,919	$844	$4,656
Expected losses assumptions	3.0%	3.0%	3.0%
Impact on fair value of 10% adverse change	$722	$103	$515
Impact on fair value of 20% adverse change	$1,440	$205	$1,024
Projected expense assumption	4.1%	4.1%	4.1%
Impact on fair value of 10% adverse change	$942	$134	$636
Impact on fair value of 20% adverse change	$1,883	$269	$1,272
Discount rate assumption	13.6%	13.6%	17.6%
Impact on fair value of 10% adverse change	$1,180	$168	$808
Impact on fair value of 20% adverse change	$2,321	$331	$1,584
Delinquency and deferral	9.3%	5.5%	14.0%
Impact on fair value of 10% adverse change (1)	$102	$15	$159
Impact on fair value of 20% adverse change (1)	$193	$28	$313

(1)	For purposes of this analysis, an adverse change is assumed to be a decrease in the delinquency and deferral rate. A decrease results in a faster repayment of the receivables, which reduces the fair value of the interest-only strip a greater amount than the resulting increase in the fair value of the subordinated securities. Since it is assumed that none of the other assumptions would change, an increase in the delinquency and deferral rate results in an increase in the fair value, (i.e. losses are not assumed to increase as a result).
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

          The following illustration presents quantitative information about the receivables portfolios managed by the Company (in thousands):

	Total Principal Amount of		Principal Amount Over
	Receivables		60 Days Past Due (1)
	January 31,		January 31,
	2006	2007	2006	2007
Primary portfolio:
Installment	$380,603	$382,482	$24,934	$24,853
Revolving	41,046	53,125	1,095	1,171

Subtotal	421,649	435,607	26,029	26,024
Secondary portfolio:
Installment	98,072	133,944	9,508	11,638

Total receivables managed	519,721	569,551	35,537	37,662
Less receivables sold	509,681	559,619	33,483	35,677

Receivables not sold	10,040	9,932	$2,054	$1,985

Non-customer receivables	16,864	21,516

Total accounts receivable, net	$26,904	$31,448

	Average Balances		Credit Charge-offs
	January 31,		January 31, (2)
	2006	2007	2006	2007
Primary portfolio:
Installment	$352,315	$371,240
Revolving	35,149	46,507

Subtotal	387,464	417,747	$9,852	$13,507
Secondary portfolio:
Installment	83,461	116,749	1,915	3,896

Total receivables managed	470,925	534,496	11,767	17,403
Less receivables sold	461,215	524,256	10,894	16,575

Receivables not sold	$9,710	$10,240	$873	$828

(1)	Amounts are based on end of period balances.

(2)	Amounts represent total credit charge-offs, net of recoveries, on total receivables. The increased level of credit losses is primarily a result of the impact on our credit operations of Hurricane Rita that hit the Gulf Coast during September 2005.

3. Notes Payable and Long-Term Debt
     At January 31, 2007, the Company had $48.1 million of its $50 million revolving credit facility available for borrowings. The amounts utilized under the revolving credit facility reflected $1.9 million related to letters of credit issued. The letters of credit were issued under a $5.0 million sublimit provided under the facility for standby letters of credit. Additionally, there were no amounts outstanding under a short-term revolving bank agreement that provides up to $8.0 million of availability on an unsecured basis. This unsecured facility matures in June 2007 and has a floating rate of interest, based on Prime, which equaled 8.25% at January 31, 2007.
          Long-term debt consists of the following (in thousands, except repayment explanations):

	January 31,
	2006	2007
Revolving credit facility with interest at variable rates (6.32% at January 31, 2007)	$—	$—
Promissory notes, due in monthly installments	136	198

Total long-term debt	136	198
Less amounts due within one year	(136)	(110)

Amounts classified as long-term	$—	$88

          The revolving facility is subject to the Company maintaining various financial and non-financial covenants. In addition, the provisions of the bank credit facility include a $50.0 million limit on the payment of dividends on the Company’s common stock and purchase of treasury stock. As of January 31, 2006 and January 31, 2007, the Company was in compliance with all financial and non-financial covenants.
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
          Interest expense incurred on notes payable and long-term debt totaled $1.1, $0.2 and $0.4 million for the years ended January 31, 2005, 2006 and 2007, respectively. The Company capitalized borrowing costs of $0.3 million during the year ended January 31, 2007. Interest expense included interest related to SRDS debt, which totaled $0.8 million for the year ended January 31, 2005. Aggregate maturities of long-term debt as of January 31 in the year indicated are as follows (in thousands):

2008	$110
2009	88
2010	—

Total	$198

4. Letters of Credit
     The Company utilizes unsecured letters of credit to secure payments due to the QSPE related to its asset-backed securitization program, deductibles under the Company’s insurance programs and international product purchases. At January 31, 2006 and January 31, 2007, the Company had outstanding unsecured letters of credit of $13.0 million and $22.7 million, respectively. These letters of credit were issued under the three following facilities:
•	The Company has a $5.0 million sublimit provided under its revolving line of credit for stand-by and import letters of credit. At January 31, 2007, $1.9 million of letters of credit were outstanding and callable at the option of the Company’s insurance carrier if the Company does not honor its requirement to fund deductible amounts as billed under its insurance program.

•	The Company has arranged for a $20.0 million stand-by letter of credit to provide assurance to the trustee of the asset-backed securitization program that funds collected by the Company, as the servicer, would be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year and expires in August 2007.

•	The Company obtained a $10.0 million commitment for trade letters of credit to secure product purchases under an international arrangement. At January 31, 2007, there were $0.8 million of letters of credit outstanding under this commitment. The letter of credit commitment has a term of one year and expires in May 2007.
     The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which total $35.0 million as of January 31, 2007.
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

	January 31,
	2006	2007
Deferred Tax Assets
Allowance for doubtful accounts and warranty and insurance cancellations	$2,158	$431
Deferred revenue	597	590
Stock-based compensation	301	606
Property and equipment	2,297	3,952
Inventories	772	1,177
Accrued vacation and other	1,268	1,459

Total deferred tax assets	7,393	8,215
Deferred Tax Liabilities
Sales tax receivable	(768)	(1,002)
Interest in securitized assets	(4,889)	(1,993)
Goodwill	(903)	(1,141)
Other	(615)	(608)

Total deferred tax liabilities.	(7,175)	(4,744)

Net Deferred Tax Asset	$218	$3,471

     Income taxes were impacted during the year ended January 31, 2007, by the replacement of the existing franchise tax in Texas with a taxed based on margin. Taxable margin is generally defined as total federal tax revenues minus the greater of (a) cost of goods sold or (b) compensation. The tax rate to be paid by retailer and wholesalers is 0.5% on taxable margin. This change impacted income tax expense beginning June 1, 2006 and will result in an increase in taxes paid by the Company, as can be seen in the tables below. Additionally, the acceleration of certain allowance for doubtful accounts deductions resulted in a decrease in current tax expense and an increase in deferred tax expense of $1.9 million. The significant components of income taxes were as follows (in thousands):

	Years Ended January 31,
	2005	2006	2007
Current:
Federal	$16,100	$23,023	$22,439
State	47	25	916

Total current	16,147	23,048	23,355
Deferred:
Federal	557	(701)	(1,013)
State	2	(6)	(67)

Total deferred	559	(707)	(1,080)

Total tax provision	$16,706	$22,341	$22,275

     A reconciliation of the statutory tax rate and the effective tax rate for each of the periods presented in the statements of operations is as follows:

	Years Ended January 31,
	2005	2006	2007
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.1	0.1	1.0
Non-deductible entertainment, tax-free interest income and other	0.7	0.2	0.1

Effective tax rate attributable to continuing operations	35.8%	35.3%	36.1%
Other	(0.5)	(0.1)	(0.5)

Effective tax rate	35.3%	35.2%	35.6%

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
     The following is a schedule of future minimum base rental payments required under the operating leases that have initial non-cancelable lease terms in excess of one year (in thousands):

	Third	Related
Years Ended January 31,	Party	Party	Total
2008	$17,524	$207	$17,731
2009	16,083	207	16,290
2010	15,324	207	15,531
2011	13,896	207	14,103
2012	11,118	—	11,118
Thereafter	44,174	—	44,174

Total	$118,119	$828	$118,947

     Total lease expense was approximately $15.0 million, $15.7 million and $17.3 million for the years ended January 31, 2005, 2006 and 2007, respectively, including approximately $0.2 million, $0.2 million and $0.2 million paid to related parties, respectively. During the year ended January 31, 2005, the Company paid $1.4 million under leases with SRDS. As SRDS was consolidated in the statement of operations for the year ended January 31, 2005, these payments were characterized as selling, general and administrative expenses, depreciation expense, interest expense and minority interest in limited partnership. See Note 1.
     Certain of our leases are subject to scheduled minimum rent increases or escalation provisions, the cost of which is recognized on a straight-line basis over the minimum lease term. Tenant improvement allowances, when granted by the lessor, are deferred and amortized as contra-lease expense over the term of the lease.
7. Share-Based Compensation
     The Company originally approved an Incentive Stock Option Plan that provided a pool of up to 3.5 million options to purchase shares of the Company’s common stock. Such options are to be granted to various officers and employees at prices equal to the market value on the date of the grant. The options vest over three or five year periods (depending on the grant) and expire ten years after the date of grant. As part of the completion of the IPO in November 2003, the Company amended the Incentive Stock Option Plan to provide for a total available pool of 2,559,767 options, adopted a Non-Employee Director Stock Option Plan that included 300,000 options, and adopted an Employee Stock Purchase Plan that reserved up to 1,267,085 shares of the Company’s common stock to be issued. At the Company’s annual meeting on May 31, 2006, amendments to the stock option plans were approved, which increased the shares available under the Incentive Stock Option Plan to 3,859,767 and increased the shares available under the Non-Employee Director Stock Option Plan to 600,000. On November 24, 2003, the Company issued six non-employee directors 240,000 total options to acquire the Company’s stock at $14.00 per share. On June 3, 2004, the Company issued 40,000 options to acquire the Company’s stock at $17.34 per share to a seventh non-employee director. At January 31, 2007, the Company had 320,000 options available for grant under the Non-Employee Director Stock Option Plan.
     The Employee Stock Purchase Plan is available to a majority of the employees of the Company and its subsidiaries, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the year ended January 31, 2005, 2006 and 2007, the Company issued 8,664, 10,496 and 11,720 shares of common stock, respectively, to employees participating in the plan, leaving 1,236,205 shares remaining reserved for future issuance under the plan as of January 31, 2007.

     A summary of the status of the Company’s Incentive Stock Option Plan and the activity during the years ended January 31, 2005, 2006 and 2007 is presented below (shares in thousands):

	Years Ended January 31,
	2005		2006		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	1,531	$9.68	1,666	$11.50	1,626	$16.31
Granted	387	17.43	343	33.88	394	22.68
Exercised	(162)	(8.72)	(271)	(8.34)	(220)	(9.43)
Forfeited	(90)	(11.07)	(112)	(17.78)	(45)	(25.66)

Outstanding, end of year	1,666	$11.50	1,626	$16.31	1,755	$18.36

Weighted average grant date fair value of options granted during the period		$4.97		$11.09		$12.39

Weighted average fair value of options vested during the period (1)		$4.77		$4.82		$6.88

Options exercisable at end of year	712		743		837
Options available for grant	684		453		1,404
Intrinsic value of options exercised during the period	$1.2 million		$4.8 million		$3.9 million

	Options Outstanding			Options Exercisable
		Weighted			Weighted
	Shares	Average	Weighted	Shares	Average	Weighted
	Outstanding	Remaining	Average	Exercisable	Remaining	Average
	January 31,	Contractual	Exercise	January 31,	Contractual	Exercise
Range of Exercise Prices	2007	Life in Years	Price	2007	Life in Years	Price
$8.21-$10.83	520	4.3	$8.55	498	4.2	$8.44
$14.00 -$16.49	275	6.9	14.27	149	6.9	14.15
$17.73-$17.73	266	7.8	17.73	117	7.8	17.73
$22.68-$22.97	389	9.8	22.68	—	0.0	—
$33.88-$33.88	305	8.8	33.88	73	8.8	33.88

Total	1,755	7.3	$18.36	837	5.6	$12.97

Aggregate intrinsic value of exercisable options at January 31, 2007			$8.8 million
Aggregate intrinsic value of outstanding options at January 31, 2007			$12.1 million

(1)	Does not include pre-IPO options that were valued using the minimum value option-pricing method.

8. Significant Vendors
          As shown in the table below, a significant portion of the Company’s merchandise purchases for years ended January 31, 2005, 2006 and 2007 were made from six vendors:

	Years Ended January 31,
Vendor	2005	2006	2007
A	14.2%	17.0%	12.9%
B	3.6	7.8	12.7
C	13.2	12.2	12.1
D	13.8	11.4	7.1
E	8.0	7.7	7.1
F	5.8	6.8	5.3

Totals	58.6%	62.9%	57.2%

          As part of a program to purchase product inventory from vendors overseas, the Company had $0.8 million in obligations under stand-by letters of credit at January 31, 2007.
9. Related Party Transactions
          The Company leases one of its stores from its Chief Executive Officer and Chairman of the Board, under the terms of a lease it entered prior to becoming a publicly held company. It also leased six store locations from Specialized Realty Development Services, LP (SRDS), a real estate development company that was created prior to the Company’s becoming publicly held and was owned by various members of management and individual investors of Stephens Group, Inc. The Stephens Group, Inc. is a significant shareholder of the Company. Based on independent appraisals that were performed on each project that was completed, the Company believes that the terms of the leases were at least comparable to those that could be obtained in an arms’ length transaction. As part of the ongoing operation of SRDS, the Company received a management fee associated with the administrative functions that were provided to SRDS of $100,000 and $6,500 for the years ended January 31, 2005 and 2006, respectively. As of January 31, 2005, the Company no longer leased any properties from SRDS since it divested itself of the leased properties. As part of the divestiture, SRDS reimbursed the Company $75,000 for costs related to lease modifications. As a result of the divestiture, the Company’s consolidated balance sheet at January 31, 2005 does not include the accounts of SRDS that were previously consolidated with our financial statements at January 31, 2004. However, the consolidated statements of operations and cash flows for fiscal 2005 include the operations and cash flows of SRDS through the dates the sales were completed.
          The Company engaged the services of Direct Marketing Solutions, Inc. (DMS), for a substantial portion of its direct mail advertising. DMS, Inc. is partially owned (less than 50%) by SF Holding Corp., members of the Stephens family, Jon E. M. Jacoby, and Douglas H. Martin. SF Holding Corp. and the members of the Stephens family are significant shareholders of the Company, and Messrs. Jacoby and Martin are members of the Company’s Board of Directors. The fees the Company paid to DMS during the fiscal years ended 2005, 2006 and 2007 amounted to approximately $1.8 million, $4.3 million and $5.8 million, respectively. Thomas J. Frank, the Chief Executive Officer and Chairman of the Board of Directors owned a small percentage (0.7%) at the end of fiscal year 2005, but divested his interest during the first half of fiscal year 2006.
          The Company engaged the services of Stephens Inc. to act as its broker under its stock repurchase program. Stephens Inc. is a shareholder of the Company, and Doug Martin, an Executive Vice President of Stephens Inc., is a member of the Company’s Board of Directors. During the year ended January 31, 2007, the Company incurred fees payable to Stephens Inc. of $5,040 related to the purchase of 168,000 shares of its common stock. Based on a review of competitive bids received from various broker candidates, the Company believes the terms of this arrangement are no less favorable than it could have obtained in an arms’ length transaction.

10. Benefit Plans
          The Company has established a defined contribution 401(k) plan for eligible employees who are at least 21 years old and have completed at least one-year of service. Employees may contribute up to 20% of their eligible pretax compensation to the plan. The Company will match 100% of the first 3% of the employees’ contributions and 50% of the next 2% of the employees’ contributions. At its option, the Company may make supplemental contributions to the Plan, but has not made such contributions in the past three years. The matching contributions made by the company totaled $1.4, $1.6 and $1.8 million during the years ended January 31, 2005, 2006 and 2007, respectively.
11. Contingencies
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
     Insurance. Because of its inventory, vehicle fleet and general operations, the Company has purchased insurance covering a broad variety of potential risks. The Company purchases insurance polices covering general liability, workers compensation, real property, inventory and employment practices liability, among others. Additionally, the Company has umbrella policies with an aggregate limit of $50.0 million. The Company has retained a portion of the risk under these policies and its group health insurance program. See additional discussion under Note 1. The Company has a $1.9 million letter of credit outstanding supporting its obligations under the property and casualty portion of its insurance program.
     Service Maintenance Agreement Obligations. The Company sells service maintenance agreements under which it is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sales and recorded in revenues in the statement of operations over the life of the agreements. The amounts deferred are reflected on the face of the balance sheet in Deferred revenues and allowances, see also Note 1 for additional discussion.

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
     During the preparation of our consolidated financial statements for the quarter ended July 31, 2006, we identified an issue related to the recording of securitization income. Our internal review of the issue revealed that we had incorrectly reduced securitization income and the value of our interests in securitized assets by the amount of future expected credit losses recorded on the books of the qualifying special purpose entity that owns the receivables. As a result of the error discussed above and the resulting restatement, management has concluded that a material weakness in its internal controls over financial reporting existed as of January 31, 2006. Specifically, controls were not operating effectively to ensure that the proper accounting and corresponding consolidated financial statement presentation of securitization income and the fair value of interests in securitized assets was consistent with SFAS No. 140. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at January 31, 2006. As of the date of this filing, we have taken the following actions to remediate the material weakness in our internal control over financial reporting with respect to accounting for securitization transactions:
o	improved education and enhanced accounting analysis and reviews designed to ensure that all relevant personnel involved in the securitization accounting understand and account for securitization transactions in compliance with SFAS No. 140; and

o	a review of our internal financial controls with respect to accounting for securitization transactions to ensure compliance with SFAS No. 140.
     As a result of the remediation actions taken and the subsequent testing of those actions, we have concluded that our processes, procedures and controls relating to our accounting under SFAS No. 140 were effective as of January 31, 2007.
     Management’s Report on Internal Control over Financial Reporting
     Please refer to Management’s Report on Internal Control over Financial Reporting on page 57 of this report.
     Changes in Internal Controls Over Financial Reporting
     There have been no changes in our internal controls over financial reporting that occurred in the quarter ended January 31, 2007, which have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
          Retirement of Chief Financial Officer
          On March 27, 2007, David L. Rogers announced his retirement as our Chief Financial Officer effective January 31, 2008, the end of the term of his executive employment agreement. Mr. Rogers’ executive employment agreement was amended to provide that it terminates January 31, 2008, without any termination or severance package as a result of its non-renewal at that time.
          Appointment of Chief Financial Officer
          Michael J. Poppe (39), currently our Controller and Assistant Chief Financial Officer and Assistant Treasurer, was appointed to be our Chief Financial Officer effective February 1, 2008. Mr. Poppe joined us in September 2004 and has served as our Controller and Assistant CFO/Treasurer since that date. In the 14 years prior to his joining us, Mr. Poppe served in various accounting and finance positions in public accounting and retail companies, most recently as Vice President and Corporate Controller of Group 1 Automotive, Inc.. Mr. Poppe spent from January 1997 until May 2004 at Group 1, a New York Stock Exchange listed, Fortune 500 retail company, and was a member of the founding management team. Mr. Poppe is a certified public accountant and obtained his BBA in accounting and finance from Texas A&M University in December, 1989. We do not have an employment agreement with Mr. Poppe. Mr. Poppe will be eligible for bonuses under the terms approved by the compensation committee of the board and other benefits provided to our executive officers.
          Adoption of Bonus Program
          On March 27, 2006, the Compensation Committee of our Board of Directors adopted a cash bonus program for our 2008 fiscal year. Our named executive officers, as well as certain other executive officers and certain employees, are eligible to participate in the 2008 bonus program. Below is a description of the 2008 bonus program, as adopted by our Compensation Committee.
          The purpose of the 2008 bonus program is to promote the interests of the Company and its stockholders by providing key employees with financial rewards upon achievement of specified business objectives, as well as help us attract and retain key employees by providing attractive compensation opportunities linked to performance results.
          The Compensation Committee established four bonus levels for its 2008 bonus program: Level 1, Level 2, Level 3 and Level 4. Each of the levels represent the attainment by us of certain operating pre-tax profit targets established by the Compensation Committee (each, a “Profit Goal”). If we do not achieve the Level 1 Profit Goal, each named executive officer, other executive officer or employee awarded a bonus pursuant to the 2008 bonus program will receive a prorata portion of the Level 1 Profit Goal, determined by the actual pre tax profit as a percentage of the Level 1 Profit Level.
          The bonuses that may become distributable based upon our achievement of the Level 1 through Level 4 Profit Goals will be distributed by our Chief Executive Officer with approval from the Compensation Committee.
          Our Chief Executive Officer will receive a bonus under the 2008 bonus program that varies based upon our achievement of the Level 1 through Level 4 Profit Goals. The Level 1 bonus amount for the Chief Executive Officer was established based upon the Compensation Committee’s independent evaluation of his compensation relative effect on the Company’s performance. The Level 2 bonus is 16.6% greater than the Level 1 bonus, the Level 3 bonus is 33.33% greater than the Level 1 bonus. The Level 4 bonus is 50% greater than the Level 1 bonus.
          Our named executive officers, excluding our Chief Executive Officer, certain other executive officers and certain employees will receive a bonus under the 2008 bonus program that varies based upon our achievement of the Level 1 through Level 4 Profit Goals. The Level 1 bonus amount for each Participant was established based upon the Compensation Committee’s independent evaluation of his or her relative effect on the Company’s performance. The Level 2 bonus is generally 31% greater than the Level 1 bonus, the

Level 3 bonus is 64% greater than the Level 1 bonus, and the Level 4 bonus is 100% greater than the Level 1 bonus.
          In addition, we established a contingency bonus pool under the 2008 bonus program that varies based upon our achievement of the Level 1 through Level 4 Profit Goals and additional funds which may accrue for exceptional performance beyond the Level 4 Profit Goal. The contingency bonus pool will be distributed at the discretion of our Chairman and Chief Executive Officer with prior approval from the Compensation Committee.
          Payment of bonuses (if any) is normally made in February after the end of the performance period during which the bonuses were earned. Except for certain executive officers who have executive employment agreements, in order to be eligible for a bonus under the 2008 bonus program, eligible participants must be employed through the end of fiscal year ending January 31, 2008. Those executive officers who have executive employment agreements with us are entitled to, under certain situations, a prorata bonus if they resign or are terminated prior to the completion of the fiscal year ended January 31, 2008.
          Bonuses normally will be paid in cash in a single lump sum, subject to payroll taxes and tax withholdings.
PART III
          The information required by Items 10 through 14 is included in our definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.
CROSS REFERENCE TO ITEMS 10-14 LOCATED IN THE PROXY STATEMENT

Caption in the Conn’s, Inc.
	Item	2007 Proxy Statement
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	BOARD OF DIRECTORS, EXECUTIVE OFFICERS

ITEM 11.	EXECUTIVE COMPENSATION	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	STOCK OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	INDEPENDENT PUBLIC ACCOUNTANTS

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as a part of this report:
(1)	The financial statements listed in response to Item 8 of this report are as follows:

Consolidated Balance Sheets as of January 31, 2006 and 2007

Consolidated Statements of Operations for the Years Ended January 31, 2005, 2006 and 2007

Consolidated Statements of Stockholders’ Equity for the Years Ended January 31, 2005, 2006 and 2007

Consolidated Statements of Cash Flows for the Years Ended January 31, 2006 and 2007

(2)	Financial Statement Schedule: Report of Independent Auditors on Financial Statement Schedule for the three years in the period ended January 31, 2007; Schedule II — Valuation and Qualifying Accounts. The financial statement schedule should be read in conjunction with the consolidated financial statements in our 2007 Annual Report to Stockholders. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits: A list of the exhibits filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONN’S, INC. (Registrant)
Date: March 29, 2007	/s/ Thomas J. Frank, Sr.,
Thomas J. Frank, Sr.
Chairman of the Board and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Frank, Sr.	Chairman of the Board and Chief Executive Officer
Thomas J. Frank, Sr.	(Principal Executive Officer)	March 29, 2007

/s/ David L. Rogers	Chief Financial Officer (Principal Financial and
David L. Rogers	Accounting Officer)	March 29, 2007

/s/ Marvin D. Brailsford
Marvin D. Brailsford	Director	March 29, 2007

/s/ Jon E. M. Jacoby
Jon E. M. Jacoby	Director	March 29, 2007

/s/ Bob L. Martin
Bob L. Martin	Director	March 29, 2007

/s/ Douglas H. Martin
Douglas H. Martin	Director	March 29, 2007

/s/ Dr. William C. Nylin, Jr.	Executive Vice Chairman and
Dr. William C. Nylin, Jr.	Chief Operating Officer	March 29, 2007

/s/ Scott L. Thompson
Scott L. Thompson	Director	March 29, 2007

/s/ William T. Trawick
William T. Trawick	Director	March 29, 2007

/s/ Theodore M. Wright
Theodore M. Wright	Director	March 29, 2007

EXHIBIT INDEX

Exhibit
Number	Description

2	Agreement and Plan of Merger dated January 15, 2003, by and among Conn’s, Inc., Conn Appliances, Inc. and Conn’s Merger Sub, Inc. (incorporated herein by reference to Exhibit 2 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

3.1	Certificate of Incorporation of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

3.1.1	Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004).

3.2	Bylaws of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.2 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

3.2.1	Amendment to the Bylaws of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.2.1 to Conn’s Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004).

4.1	Specimen of certificate for shares of Conn’s, Inc.’s common stock (incorporated herein by reference to Exhibit 4.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).

10.1	Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).[t]

10.1.1	Amendment to the Conn’s, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Conn’s Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004).[t]

10.1.2	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.1.2 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).[t]

10.2	2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)as filed with the Securities and Exchange Commission on September 23, 2003).[t]

10.2.1	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.2.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).[t]

10.3	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).[t]

Exhibit
Number	Description

10.4	Conn’s 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).[t]

10.5	Shopping Center Lease Agreement dated May 3, 2000, by and between Beaumont Development Group, L.P., f/k/a Fiesta Mart, Inc., as Lessor, and CAI, L.P., as Lessee, for the property located at 3295 College Street, Suite A, Beaumont, Texas (incorporated herein by reference to Exhibit 10.5 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.5.1	First Amendment to Shopping Center Lease Agreement dated September 11, 2001, by and among Beaumont Development Group, L.P., f/k/a Fiesta Mart, Inc., as Lessor, and CAI, L.P., as Lessee, for the property located at 3295 College Street, Suite A, Beaumont, Texas (incorporated herein by reference to Exhibit 10.5.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.6	Industrial Real Estate Lease dated June 16, 2000, by and between American National Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 8550-A Market Street, Houston, Texas (incorporated herein by reference to Exhibit 10.6 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.6.1	First Renewal of Lease dated November 24, 2004, by and between American National Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 8550-A Market Street, Houston, Texas (incorporated herein by reference to Exhibit 10.6.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).

10.7	Lease Agreement dated December 5, 2000, by and between Prologis Development Services, Inc., f/k/a The Northwestern Mutual Life Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 4810 Eisenhauer Road, Suite 240, San Antonio, Texas (incorporated herein by reference to Exhibit 10.7 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.7.1	Lease Amendment No. 1 dated November 2, 2001, by and between Prologis Development Services, Inc., f/k/a The Northwestern Mutual Life Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 4810 Eisenhauer Road, Suite 240, San Antonio, Texas (incorporated herein by reference to Exhibit 10.7.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.8	Lease Agreement dated June 24, 2005, by and between Cabot Properties, Inc. as Lessor, and CAI, L.P., as Lessee, for the property located at 1132 Valwood Parkway, Carrollton, Texas (incorporated herein by reference to Exhibit 99.1 to Conn’s, Inc. Current Report on Form 8-K (file no. 000-50421) as filed with the Securities and Exchange Commission on June 29, 2005).

10.9	Credit Agreement dated October 31, 2005, by and among Conn Appliances, Inc. and the Borrowers thereunder, the Lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and SunTrust Bank, as Documentation Agent (incorporated herein by reference to Exhibit 10.9 to Conn’s, Inc. Quarterly Report on Form 10-Q (file no. 000-50421) as filed with the Securities and Exchange Commission on December 1, 2005).

10.9.1	Letter of Credit Agreement dated November 12, 2004 by and between Conn Appliances, Inc. and CAI Credit Insurance Agency, Inc., the financial institutions listed on the signature pages thereto, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 99.2 to Conn’s Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on November 17, 2004).

Exhibit
Number	Description

10.9.2	First Amendment to Credit Agreement dated August 28, 2006 by and between Conn Appliances, Inc. and CAI Credit Insurance Agency, Inc., the financial institutions listed on the signature pages thereto, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Conn’s Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 28, 2006).

10.10	Receivables Purchase Agreement dated September 1, 2002, by and among Conn Funding II, L.P., as Purchaser, Conn Appliances, Inc. and CAI, L.P., collectively as Originator and Seller, and Conn Funding I, L.P., as Initial Seller (incorporated herein by reference to Exhibit 10.10 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.10.1	First Amendment to Receivables Purchase Agreement dated August 1, 2006, by and among Conn Funding II, L.P., as Purchaser, Conn Appliances, Inc. and CAI, L.P., collectively as Originator and Seller (incorporated herein by reference to Exhibit 10.10.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 15, 2006).

10.11	Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.11 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.11.1	First Supplemental Indenture dated October 29, 2004 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on November 4, 2004).

10.11.2	Second Supplemental Indenture dated August 1, 2006 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 23, 2006).

10.12	Series 2002-A Supplement to Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.12.1	Amendment to Series 2002-A Supplement dated March 28, 2003, by and between Conn Funding II, L.P. as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).

10.12.2	Amendment No. 2 to Series 2002-A Supplement dated July 1, 2004, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12.2 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).

10.12.3	Amendment No. 3 to Series 2002-A Supplement. dated August 1, 2006, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12.3 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 15, 2006).

Exhibit
Number	Description

10.13	Series 2002-B Supplement to Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.13 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.13.1	Amendment to Series 2002-B Supplement dated March 28, 2003, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.13.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).

10.14	Servicing Agreement dated September 1, 2002, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.14.1	First Amendment to Servicing Agreement dated June 24, 2005, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2005).

10.14.2	Second Amendment to Servicing Agreement dated November 28, 2005, by and among Conn Funding II, L.P., as 10.14.2 Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.2 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2005).

10.14.3	Third Amendment to Servicing Agreement dated May 16, 2006, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.3 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 15, 2006).

10.14.4	Fourth Amendment to Servicing Agreement dated August 1, 2006, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.4 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 15, 2006).

10.15.1	First Amendment to Executive Employment Agreement between Conn’s, Inc. and Thomas J. Frank, Sr., Approved by the stockholders May 26, 2005 (incorporated herein by reference to Exhibit 10.15.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2005 (file No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2005).[t]

10.16	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).[t]

10.17	Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on June 2, 2005).[t]

Exhibit
Number	Description

10.18	Dealer Agreement between Conn Appliances, Inc. and Voyager Service Programs, Inc. effective as of January 1, 1998 (incorporated herein by reference to Exhibit 10.19 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.18.1	Amendment #1 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.19.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.18.2	Amendment #2 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.19.2 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.18.3	Amendment #3 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.19.3 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.18.4	Amendment #4 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.19.4 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.19	Service Expense Reimbursement Agreement between Affiliates Insurance Agency, Inc. and American Bankers Life Assurance Company of Florida, American Bankers Insurance Company Ranchers & Farmers County Mutual Insurance Company, Voyager Life Insurance Company and Voyager Property and Casualty Insurance Company effective July 1, 1998 (incorporated herein by reference to Exhibit 10.20 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.19.1	First Amendment to Service Expense Reimbursement Agreement by and among CAI, L.P., Affiliates Insurance Agency, Inc., American Bankers Life Assurance Company of Florida, Voyager Property & Casualty Insurance Company, American Bankers Life Assurance Company of Florida, American Bankers Insurance Company of Florida and American Bankers General Agency, Inc. effective July 1, 2005 (incorporated herein by reference to Exhibit 10.20.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.20	Service Expense Reimbursement Agreement between CAI Credit Insurance Agency, Inc. and American Bankers Life Assurance Company of Florida, American Bankers Insurance Company Ranchers & Farmers County Mutual Insurance Company, Voyager Life Insurance Company and Voyager Property and Casualty Insurance Company effective July 1, 1998 (incorporated herein by reference to Exhibit 10.21 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.20.1	First Amendment to Service Expense Reimbursement Agreement by and among CAI Credit Insurance Agency, Inc., American Bankers Life Assurance Company of Florida, Voyager Property & Casualty Insurance Company, American Bankers Life Assurance Company of Florida, American Bankers Insurance Company of Florida, American Reliable Insurance Company, and American Bankers General Agency, Inc. effective July 1, 2005 (incorporated herein by reference to Exhibit 10.21.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

Exhibit
Number	Description

10.21	Consolidated Addendum and Amendment to Service Expense Reimbursement Agreements by and among Certain Member Companies of Assurant Solutions, CAI Credit Insurance Agency, Inc. and Affiliates Insurance Agency, Inc. effective April 1, 2004 (incorporated herein by reference to Exhibit 10.22 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.22	Series 2006-A Supplement to Base Indenture, dated August 1, 2006, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.23 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 15, 2006).

10.23	Fourth Amended and Restated Subordination and Priority Agreement, dated August 31, 2006, by and among Bank of America, N.A. and JPMorgan Chase Bank, as Agent, and Conn Appliances, Inc. and/or its subsidiary CAI, L.P (incorporated herein by reference to Exhibit 10.24 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on November 30, 2006).

10.23.1	Fourth Amended and Restated Security Agreement, dated August 31, 2006, by and among Conn Appliances, Inc. and CAI, L.P. and Bank of America, N.A (incorporated herein by reference to Exhibit 10.24.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on November 30, 2006).

10.24	Letter of Credit and Reimbursement Agreement, dated September 1, 2002, by and among CAI, L.P., Conn Funding II, L.P. and SunTrust Bank (incorporated herein by reference to Exhibit 10.25 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on November 30, 2006).

10.24.1	Amendment to Standby Letter of Credit dated August 23, 2006, by and among CAI, L.P., Conn Funding II, L.P. and SunTrust Bank (incorporated herein by reference to Exhibit 10.25.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on November 30, 2006).

10.24.2	Amendment to Standby Letter of Credit dated September 20, 2006, by and among CAI, L.P., Conn Funding II, L.P. and SunTrust Bank (incorporated herein by reference to Exhibit 10.25.2 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on November 30, 2006).

11.1	Statement re: computation of earnings per share is included under Note 1 to the financial statements.

21	Subsidiaries of Conn’s, Inc. (incorporated herein by reference to Exhibit 21 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

99.1	Subcertification by Chief Operating Officer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.2	Subcertification by Treasurer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

99.3	Subcertification by Secretary in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

99.4	Subcertification of Chief Operating Officer, Treasurer and Secretary in support of Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

[t]	Management contract or compensatory plan or arrangement.

Schedule II-Valuation and Qualifying Accounts
Conn’s, Inc.

Col A	Col B	Col C		Col D	Col E
		Additions
			Charged to
	Balance at	Charged to	Other		Balance at
	Beginning of	Costs and	Accounts-	Deductions-	End of
Description	Period	Expenses	Describe	Describe[1]	Period
Year ended January 31, 2005
Reserves and allowances from asset accounts:
Allowance for doubtful accounts	1,919	2,589	—	(2,297)	2,211

Year ended January 31, 2006
Reserves and allowances from asset accounts:
Allowance for doubtful accounts	2,211	1,133	—	(2,430)	914

Year ended January 31, 2007
Reserves and allowances from asset accounts:
Allowance for doubtful accounts	914	1,476	—	(1,569)	821

[1]	Uncollectible accounts written off, net of recoveries