Form 10-Q
period 2007-04-30
CONNS INC
filed 2007-05-31
CIK 1223389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  Commission File Number 000-50421
       April 30, 2007
                                  CONN'S, INC.
             (Exact name of registrant as specified in its charter)

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 29, 2007:



                    Class                                     Outstanding
-------------------------------------------         ----------------------------
  Common stock, $.01 par value per share                      23,428,658

                                TABLE OF CONTENTS
                                -----------------


PART I.       FINANCIAL INFORMATION                                                                   Page No.
              ---------------------                                                                   --------

Item 1.       Financial Statements...........................................................................1
-------

              Consolidated Balance Sheets as of January 31, 2007 and April 30, 2007..........................1

              Consolidated Statements of Operations for the three months ended
                  April 30, 2006 and 2007....................................................................2

              Consolidated Statement of Stockholders' Equity for the three months ended
                  April 30, 2007.............................................................................3

              Consolidated Statements of Cash Flows for the three months ended
                  April 30, 2006 and 2007....................................................................4

              Notes to Consolidated Financial Statements.....................................................5

Item 2.       Management's Discussion and Analysis of Financial Condition
-------           and Results of Operations.................................................................12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk....................................26
-------

Item 4.       Controls and Procedures.......................................................................26
-------

PART II.      OTHER INFORMATION
              -----------------

Item 1.       Legal Proceedings.............................................................................26
-------

Item 1A.      Risk Factors..................................................................................26
-------

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds...................................27
-------

Item 5.       Other Information.............................................................................27
-------

Item 6.       Exhibits......................................................................................27
-------


SIGNATURE ..................................................................................................28


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
                                  Conn's, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                    January 31,   April 30,
                                    Assets                             2007         2007
                                                                    -----------  -----------
Current assets                                                                   (unaudited)
Cash and cash equivalents .......................................   $    56,570  $    52,880
Accounts receivable, net ........................................        31,448       29,592
Interests in securitized assets .................................       136,848      150,552
Inventories .....................................................        87,098       81,255
Deferred income taxes ...........................................           551          856
Prepaid expenses and other assets ...............................         5,247        7,368
                                                                    -----------  -----------
      Total current assets ......................................       317,762      322,503
Non-current deferred income tax asset ...........................         2,920           --
Property and equipment
Land ............................................................         9,102        6,781
Buildings .......................................................        13,896        8,691
Equipment and fixtures ..........................................        13,650       14,441
Transportation equipment ........................................         3,022        2,958
Leasehold improvements ..........................................        66,761       68,307
                                                                    -----------  -----------
      Subtotal ..................................................       106,431      101,178
Less accumulated depreciation ...................................       (46,991)     (48,849)
                                                                    -----------  -----------
      Total property and equipment, net .........................        59,440       52,329
Goodwill, net ...................................................         9,617        9,617
Debt issuance costs and other assets, net .......................           208          195
                                                                    -----------  -----------
      Total assets .............................................    $   389,947  $   384,644
                                                                    ===========  ===========
                      Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt ...............................   $       110  $       104
Accounts payable ................................................        54,045       35,583
Accrued compensation and related expenses .......................         7,921
Accrued expenses ................................................        20,424       20,320
Income taxes payable ............................................         3,693        4,293
Deferred revenues and allowances ................................         9,516       12,065
                                                                    -----------  -----------
      Total current liabilities .................................        97,022       80,286
Long-term debt ..................................................            88           59
Non-current deferred income tax liability .......................            --        1,503
Deferred gains on sales of property .............................           309        1,500
Stockholders' equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized;
   none issued or outstanding) ..................................            --           --
Common stock ($0.01 par value, 40,000,000 shares authorized;
     23,809,522 and 23,850,760 shares issued at January 31, 2007
     and April 30, 2007, respectively) ..........................           238          238
Additional paid-in capital ......................................        93,365       94,415
Accumulated other comprehensive income ..........................         6,305           --
Retained earnings ...............................................       196,417      214,994
Treasury stock, at cost, 168,000 and 346,000 shares, respectively        (3,797)      (8,351)
                                                                    -----------  -----------
      Total stockholders' equity ................................       292,528      301,296
                                                                    -----------  -----------
         Total liabilities and stockholders' equity .............   $   389,947  $   384,644
                                                                    ===========  ===========


See notes to consolidated financial statements.


                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (unaudited)
                   (in thousands, except earnings per share)

                                                           Three Months Ended
                                                                April 30,
                                                         ----------------------
                                                           2006         2007
                                                         ---------    ---------

Revenues
   Product sales .....................................   $ 158,509    $ 166,639
   Service maintenance agreement commissions, net ....       7,967        9,281
   Service revenues ..................................       5,229        5,445
                                                         ---------    ---------

     Total net sales .................................     171,705      181,365
   Finance charges and other .........................      20,483       23,945
                                                         ---------    ---------

     Total revenues ..................................     192,188      205,310

Cost and expenses
   Cost of goods sold, including warehousing
    and occupancy costs ..............................     125,729      131,971
   Cost of parts sold, including warehousing
    and occupancy costs ..............................       1,565        1,866
   Selling, general and administrative expense .......      46,664       51,636
   Provision for bad debts ...........................          43          560
                                                         ---------    ---------

     Total cost and expenses .........................     174,001      186,033
                                                         ---------    ---------

Operating income .....................................      18,187       19,277
Interest income, net .................................        (184)        (240)
Other income, net ....................................         (33)        (831)
                                                         ---------    ---------

Income before income taxes ...........................      18,404       20,348

Provision for income taxes ...........................       6,455        7,402
                                                         ---------    ---------

Net income ...........................................   $  11,949    $  12,946
                                                         =========    =========

Earnings per share
   Basic .............................................   $    0.51    $    0.55
   Diluted ...........................................   $    0.49    $    0.54
Average common shares outstanding
   Basic .............................................      23,596       23,567
   Diluted ...........................................      24,448       24,121


See notes to consolidated financial statements.

                                                         Conn's, Inc.
                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              Three Months Ended April 30, 2007
                                                         (unaudited)
                                         (in thousands, except descriptive shares)


                                                              Accum.
                                                              Other
                                                             Compre-     Additional
                                        Common Stock         hensive      Paid-in       Retained     Treasury
                                    Shares       Amount       Income      Capital       Earnings      Stock         Total
                                  ----------   ----------   ----------   ----------    ----------   ----------    ----------

Balance January 31, 2007 ......       23,810   $      238   $    6,305   $   93,365    $  196,417   $   (3,797)   $  292,528

Cumulative effect of changes in
 accounting principles ........                                 (6,305)                     5,631                       (674)

Exercise of options to acquire
 shares of common stock,
 incl. tax benefit ............           38                                    468                                      468

Issuance of shares of common
 stock under Employee
 Stock Purchase Plan ..........            3                                     64                                       64

Stock-based compensation ......                                                 518                                      518

Purchase of 178,000 shares
 of treasury stock ............                                                                         (4,554)       (4,554)

Net income ....................                                                            12,946                     12,946

                                  ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balance April 30, 2007 ........       23,851   $      238   $       --   $   94,415    $  214,994   $   (8,351)   $  301,296
                                  ==========   ==========   ==========   ==========    ==========   ==========    ==========


See notes to consolidated financial statements.





                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited) (in thousands)


                                                                                  Three Months Ended
                                                                                        April 30,
                                                                                 ----------------------
                                                                                   2006         2007
                                                                                 ---------    ---------
Cash flows from operating activities
 Net income ..................................................................   $  11,949    $  12,946
 Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation ..............................................................       3,006        3,217
   Amortization ..............................................................         (97)        (161)
   Provision for bad debts ...................................................          43          560
   Stock-based compensation ..................................................         393          518
   Discounts on promotional credit ...........................................         217          631
   Gains recognized on sales of receivables ..................................      (5,131)      (5,377)
   Loss on mark-to-market of interests in securitized assets .................          --          115
   Provision for deferred income taxes .......................................       1,369          869
   Gains from sales of property and equipment ................................         (33)        (831)
 Changes in operating assets and liabilities:
   Accounts receivable .......................................................       2,563       (7,775)
   Inventory .................................................................      (6,541)       5,843
   Prepaid expenses and other assets .........................................        (506)      (2,121)
   Accounts payable ..........................................................      (4,036)     (18,462)
   Accrued expenses ..........................................................      (8,520)      (1,417)
   Income taxes payable ......................................................      (3,325)       4,226
   Deferred revenue and allowances ...........................................         265        1,607
                                                                                 ---------    ---------
Net cash used in operating activities ........................................      (8,384)      (5,612)
                                                                                 ---------    ---------
Cash flows from investing activities
 Purchase of property and equipment ..........................................      (7,023)      (2,748)
 Proceeds from sales of property .............................................          48        8,727
                                                                                 ---------    ---------
Net cash provided by (used in) investing activities ..........................      (6,975)       5,979
                                                                                 ---------    ---------
Cash flows from financing activities
 Proceeds from stock issued under employee benefit plans .....................       1,132          530
 Purchase of treasury stock ..................................................          --       (4,554)
 Excess tax benefits from stock-based compensation ...........................         133            2
 Borrowings under lines of credit ............................................       3,200           --
 Payments on lines of credit .................................................      (3,200)          --
 Increase in debt issuance costs .............................................         (22)          --
 Payment of promissory notes .................................................        (136)         (35)
                                                                                 ---------    ---------
Net cash provided by (used in) financing activities ..........................       1,107       (4,057)
                                                                                 ---------    ---------
Net change in cash ...........................................................     (14,252)      (3,690)
Cash and cash equivalents
 Beginning of the year .......................................................      45,176       56,570
                                                                                 ---------    ---------
 End of period ...............................................................   $  30,924    $  52,880
                                                                                 =========    =========

See notes to consolidated financial statements.


                                  Conn's , Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 April 30, 2007

1.  Summary of Significant Accounting Policies

    Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three month period ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending January 31, 2008. The financial statements should be read in conjunction with the Company's (as defined below) audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed on March 29, 2007.

    The Company's balance sheet at January 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial presentation. Please see the Company's Form 10-K for the fiscal year ended January 31, 2007 for a complete presentation of the audited financial statements at that date, together with all required footnotes, and for a complete presentation and explanation of the components and presentations of the financial statements.

    Principles of Consolidation. The consolidated financial statements include the accounts of Conn's, Inc. and its subsidiaries, limited liability companies and limited partnerships, all of which are wholly-owned (the Company). All material intercompany transactions and balances have been eliminated in consolidation.

    The Company enters into securitization transactions to sell its retail installment and revolving customer receivables and retains servicing responsibilities and subordinated interests. These securitization transactions are accounted for as sales in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, because the Company has relinquished control of the receivables. Additionally, the Company has transferred the receivables to a qualifying special purpose entity (QSPE). Accordingly, neither the transferred receivables nor the accounts of the QSPE are included in the consolidated financial statements of the Company. The Company's retained interest in the transferred receivables is valued under the requirements of SFAS No. 157, Fair Value Measurements.

    Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Earnings Per Share. In accordance with SFAS No. 128, Earnings per Share, the Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any stock options granted, as calculated under the treasury-stock method. The following table sets forth the shares outstanding for the earnings per share calculations:


                                                                                       Three Months Ended
                                                                                            April 30,
                                                                                    -------------------------
                                                                                       2006          2007
                                                                                    -----------   -----------
    Common stock outstanding, net of treasury stock, beginning of period ........    23,571,564    23,641,522
    Weighted average common stock issued in stock option exercises ..............        24,095         8,261
    Weighted average common stock issued to employee stock purchase plan ........           722         1,144
    Less: Weighted average treasury shares purchased ............................            --       (84,401)
                                                                                    -----------   -----------
    Shares used in computing basic earnings per share ...........................    23,596,381    23,566,526
    Dilutive effect of stock options, net of assumed repurchase of treasury stock       851,192       554,153
                                                                                    -----------   -----------
    Shares used in computing diluted earnings per share .........................    24,447,573    24,120,679
                                                                                    ===========   ===========


    Application of APB 21 to Promotional Credit Programs that Exceed One Year in Duration. The Company offers promotional credit payment plans, on certain products, that extend beyond one year. In accordance with APB 21, Interest on Receivables and Payables, such sales are discounted to their fair value resulting in a reduction in sales and receivables, and the amortization of the discount amount over the term of the deferred interest payment plan. The difference between the gross sale and the discounted amount is reflected as a reduction of Product sales in the consolidated statements of operations and the amount of the discount being amortized in the current period is recorded in Finance charges and other. For the three months ended April 30, 2006 and 2007, Product sales were reduced by $1.0 million and $2.0 million, respectively, and Finance charges and other was increased by $0.7 million and $1.3 million, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount.

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

    The tax changes impacted earnings beginning in the quarter ended July 31, 2006. For the quarter ended April 30, 2007, the Company accrued, net of federal tax benefit, approximately $218,000 in additional tax liability as a result of the new margin tax.

    Sale and Leaseback Transactions. During the three months ended April 30, 2007, the Company completed transactions involving certain real estate assets that qualify for sales-leaseback treatment. As a result, a portion of the gains resulting from the transactions are being deferred and amortized as a reduction of rent expense on a straight-line basis over the minimum lease term. The deferred gains of $1.3 million recorded during the three months ended April 30, 2007, are included in deferred revenues and allowances.

    Sales Taxes. The Company records and reports all sales taxes collected on a net basis in the financial statements.

    Reclassifications. Certain reclassifications have been made in the prior year's financial statements to conform to the current year's presentation.

2.   Adoption of New Accounting Pronouncements

    On February 1, 2007, the Company was required to adopt SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. Among other things, this statement establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, the Company had the option to choose to early adopt the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Essentially, the Company had to decide between bifurcation of the embedded derivative and the fair value option in determining how it would account for its Interests in securitized assets. The Company elected to early adopt SFAS No. 159 because it believes it provides a more easily understood presentation for financial statement users. Historically, the Company had valued and reported its interests in securitized assets at fair value, though most changes in the fair value were recorded in Other comprehensive income. The fair value option simplifies the treatment of changes in the fair value of the asset, by reflecting all changes in the fair value of its Interests in securitized assets in current earnings, in Finance charges and other, beginning February 1, 2007. For the three months ended April 30, 2007, Finance charges and other included gains of $0.1 million, reflecting the growth of the portfolio and mark-to-market adjustments for other changes in the fair value (see discussion of SFAS No. 157 below). SFAS Nos. 155 and 159 do not allow for retrospective application of these changes in accounting principle, as such, no adjustments have been made to the amounts disclosed in the financial statements for periods ending prior to February 1, 2007. However, the balance in Other comprehensive income, as of January 31, 2007, of $6.3 million, which represented unrecognized gains on the fair value of the Interests in securitized assets, was included in a cumulative-effect adjustment that was recorded in Retained earnings, effective February 1, 2007.

    Because of its adoption of SFAS No. 159, effective February 1, 2007, the Company was required to adopt the provisions of SFAS No. 157, Fair Value Measurements. This statement establishes a framework for measuring fair value and defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." The Company estimates the fair value of its Interests in securitized assets using a discounted cash flow model with most of the inputs used being unobservable inputs. The primary unobservable inputs, which are derived from the Company's historical experience, include the portfolio yield, credit loss rate, discount rate, payment rate and delinquency rate and reflect the Company's own assumptions about the assumptions market participants would use in determining fair value. In determining the cost of borrowings, the Company uses current actual borrowing rates, and adjusts them, as appropriate, using interest rate futures data from market sources to project interest rates over time. Changes in the assumptions over time, including varying credit portfolio performance, market interest rate changes or a shift in the mix of funding sources, could result in significant volatility in the fair value of the Interest in securitized assets, and thus the earnings of the Company. The following is a reconciliation of the beginning and ending balances of the Interests in securitized assets for the three months ended April 30, 2007 (in thousands):

  Balance of Interests in securitized assets at January 31, 2007 ..   $ 136,848

  Amounts recorded in Finance charges and other:
      Fair value increase associated with portfolio growth ........         226
      Fair value increase due to higher expected portfolio yield ..         269
      Fair value increase due to lower discount rate ..............         335
      Fair value decrease due to higher expected borrowing cost ...        (633)
      Other changes ...............................................         (96)
                                                                      ---------
      Total Gains and Losses included in Finance charges and other          101

  Increase in principal balance of subordinated security due to
    transfers of receivables ......................................      13,603

                                                                      ---------
  Balance of Interests in securitized assets at April 30, 2007 ....   $ 150,552
                                                                      =========

    Effective February 1, 2007, the Company was required to adopt the provisions SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140. This statement requires companies to measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period the changes occur, or amortize servicing assets or servicing liabilities in proportion to and over the estimated net servicing income or loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. The Company receives a servicing fee each month equal to 0.25% of the average outstanding sold portfolio balance, plus late fees and other customer fees collected. Servicing fees collected during the three months ended April 30, 2006 and 2007, totaled $5.0 million and $5.8 million, respectively, and are reflected in Finance charges and other. In connection with the adoption of SFAS No. 156 the Company elected to measure its servicing asset or liability at fair value, and report changes in the fair value in earnings in the period of change. As such, a $0.7 million cumulative-effect adjustment was recorded to Retained earnings at February 1, 2007, net of related tax effects, to recognize a $1.1 million servicing liability. The Company uses a discounted cash flow model to estimate its servicing liability using the portfolio performance and discount rate assumptions discussed above, and an estimate of the servicing fee a market participant would require to service the portfolio. In developing its estimate, based on the provisions of SFAS No. 157, the Company reviewed available information regarding the servicing fees received by other companies and estimated an expected risk premium a market participant would add to the current fee structure to receive adequate compensation. During the three months ended April 30, 2007, the Company recorded $37,000 of expense related to the increase in the estimated fair value of the servicing liability, in Finance charges and other. The increase in the liability was largely driven by the increase in the balance of the sold portfolio.

    Effective February 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. No cumulative adjustment was required to effect the adoption of FIN 48 and the Company currently has no liability accrued or potential penalties or interest recorded for uncertain tax positions. To the extent penalties and interest are incurred, the Company records these charges as a component of its Provision for income taxes. The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. Tax returns for the fiscal years subsequent to January 31, 2003, remain open for examination by the Company's major taxing jurisdictions.

3.   Supplemental Disclosure of Revenue and Comprehensive Income

    The following is a summary of the classification of the amounts included as Finance charges and other for the three months ended April 30, 2006 and 2007 (in thousands):

                                                          Three Months Ended
                                                               April 30,
                                                        ----------------------
                                                         2006           2007
                                                        -------        -------
  Securitization income ........................        $15,237        $17,960
  Income from receivables not sold .............            335            265
  Insurance commissions ........................          4,266          5,261
  Other ........................................            645            459
                                                        -------        -------
  Finance charges and other ....................        $20,483        $23,945
                                                        =======        =======

    The components of total comprehensive income for the three months ended April 30, 2006 and 2007 are presented in the table below (in thousands):

                                                          Three Months Ended
                                                               April 30,
                                                         ---------------------
                                                           2006         2007
                                                         --------     --------
  Net income ........................................    $ 11,949     $ 12,946
  Adjustment of fair value of securitized assets ....         773           --
  Taxes on adjustment of fair value .................        (264)          --
                                                         --------     --------
  Total comprehensive income ........................    $ 12,458     $ 12,946
                                                         ========     ========

4. Supplemental Disclosure Regarding Managed Receivables

    The following tables present quantitative information about the receivables portfolios managed by the Company (in thousands):


                                               Total Principal Amount of   Principal Amount 60 Days
                                                      Receivables             or More Past Due (1)
                                               -----------   -----------   -----------   -----------
                                               January 31,    April 30,    January 31,    April 30,
                                                  2007          2007          2007          2007
                                               -----------   -----------   -----------   -----------
    Primary portfolio:
               Installment .................   $   382,482   $   387,609   $    24,853   $    22,568
               Revolving ...................        53,125        52,809         1,171         1,216
                                               -----------   -----------   -----------   -----------
    Subtotal ...............................       435,607       440,418        26,024        23,784
    Secondary portfolio:
               Installment .................       133,944       143,744        11,638        11,401
                                               -----------   -----------   -----------   -----------
    Total receivables managed ..............       569,551       584,162        37,662        35,185
    Less receivables sold ..................       559,619       574,562        35,677        33,315
                                               -----------   -----------   -----------   -----------
    Receivables not sold ...................         9,932         9,600   $     1,985   $     1,870
                                                                           ===========   ===========
    Non-customer receivables ...............        21,516        19,992
                                               -----------   -----------
              Total accounts receivable, net   $    31,448   $    29,592
                                               ===========   ===========

    (1) Amounts are based on end of period balances. The principal amount 60 days or more past due relative to total receivables managed is not necessarily indicative of relative balances expected at other times during the year due to seasonal fluctuations in delinquency.


                                     Average Balances   Credit Charge-offs (1)
                                   ------------------    --------------------
                                   Three Months Ended    Three Months Ended
                                        April 30,           April 30, (1)
                                   ------------------    --------------------
                                     2006       2007       2006       2007
                                   --------   --------   --------   ---------
    Primary portfolio:
               Installment .....   $373,072   $383,652
               Revolving .......     42,553     52,986
                                   --------   --------
    Subtotal ...................    415,625    436,638   $  3,610   $   2,924
    Secondary portfolio:
               Installment .....    104,610    139,310      1,029         960
                                   --------   --------   --------   ---------
    Total receivables managed ..    520,235    575,948      4,639       3,884
    Less receivables sold ......    509,809    566,222      4,486       3,687
                                   --------   --------   --------   ---------
    Receivables not sold .......   $ 10,426   $  9,726   $    153   $     197
                                   ========   ========   ========   =========

    (1) Amounts represent total credit charge-offs, net of recoveries, on total receivables. The increased level of credit losses for three months ended April 30, 2006 is primarily a result of the bankruptcy law change in October 2005 and the impact on our credit operations of Hurricane Rita that hit the Gulf Coast during September 2005.

5. Debt and Letters of Credit

    At April 30, 2007, the Company had $49.1 million of its $50 million revolving credit facility available for borrowings. The amounts utilized under the revolving credit facility reflected $0.9 million related to letters of credit issued.

    There were no amounts outstanding under a short-term revolving bank agreement that provides up to $8.0 million of availability on an unsecured basis. This unsecured facility matures in June 2007 and is in the process of being renewed.

    The Company utilizes unsecured letters of credit to secure a portion of the QSPE's asset-backed securitization program, deductibles under the Company's property and casualty insurance programs and international product purchases. At April 30, 2007, the Company had outstanding unsecured letters of credit of $21.9 million. These letters of credit were issued under the three following facilities:

        o The Company has a $5.0 million sub limit provided under its revolving line of credit for stand-by and import letters of credit. At April 30, 2007, $0.9 million of letters of credit were outstanding and callable at the option of the Company's property and casualty insurance carriers if the Company does not honor its requirement to fund deductible amounts as billed under its insurance programs.

        o The Company has arranged for a $20.0 million stand-by letter of credit to provide assurance to the trustee of the asset-backed securitization program that funds collected by the Company, as the servicer, would be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year and expires in August 2007.

        o The Company obtained a $10.0 million commitment for trade letters of credit to secure product purchases under an international arrangement. At April 30, 2007, there was $1.0 million outstanding under this commitment. The letter of credit commitment expires in May 2007 and is in the process of being renewed. No letter of credit issued under this commitment can have an expiration date more than 180 days after the commitment expiration date.

    The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which total $35.0 million as of April 30, 2007.

6. Contingencies

    Legal Proceedings. The Company is involved in routine litigation incidental to its business from time to time. Currently, the Company does not expect the outcome of any of this routine litigation to have a material affect on its financial condition, results of operations or cash flows. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact the Company's estimate of reserves for litigation.

    Service Maintenance Agreement Obligations. The Company sells service maintenance agreements that extend the period of covered warranty service on the products the Company sells. For certain of the service maintenance agreements sold, the Company is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The typical term for these agreements is between 12 and 36 months. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sale and recorded in revenues in the statement of operations over the life of the agreements. The revenues deferred related to these agreements totaled $3.6 million and $3.9 million, respectively, as of January 31, 2007 and April 30, 2007, and are included on the face of the balance sheet in Deferred revenues and allowances.

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

        o inability to make customer financing programs available that allow consumers to purchase products at levels that can support our growth;

        o the potential for deterioration in the delinquency status of the sold or owned credit portfolios or higher than historical net charge-offs in the portfolios could adversely impact earnings;

        o the long-term effect of the change in bankruptcy laws could effect net charge-offs in the credit portfolio which could adversely impact earnings;

        o technological and market developments, growth trends and projected sales in the home appliance and consumer electronics industry, including, with respect to digital products, DVD players, HDTV, digital radio, home networking devices and other new products, and our ability to capitalize on such growth;

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

    Additional important factors that could cause our actual results to differ materially from our expectations are discussed under "Risk Factors" in our Form 10-K filed with the Securities Exchange Commission on March 29, 2007. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report might not happen.

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

    On February 1, 2007, we were required to adopt Statement of Financial Accounting Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments. Among other things, this statement established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, we had the option to choose to early adopt the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. We elected to early adopt SFAS No. 159 because we believe it provides a more easily understood presentation for financial statement users. This election resulted in us including all changes in the fair value of our Interests in securitized assets in current earnings, in Finance charges and other, beginning February 1, 2007. Previously, most changes in the fair value of our Interests in securitized assets were recorded in Other comprehensive income, which was included in Stockholders' equity. SFAS Nos. 155 and 159 do not allow for retrospective application of these changes in accounting principle, as such, no adjustments have been made to the amounts disclosed in the financial statements for periods ending prior to February 1, 2007. Additionally, effective February 1, 2007, we adopted SFAS No. 157, Fair Value Measurements, which established a framework for measuring fair value, based on the assumptions we believe market participants would use to value assets or liabilities to be exchanged. Changes in the assumptions over time, including varying credit portfolio performance, market interest rate changes or a shift in the mix of funding sources, could result in significant volatility in the fair value of the Interest in securitized assets, and thus our earnings. We were also required to adopt the provisions of SFAS No. 156, Accounting for Servicing of Financial Assets, effective on February 1, 2007. As a result of the adoption of this pronouncement, along with the requirements of SFAS No. 157, we recorded a $1.1 million servicing liability on the balance sheet in Deferred revenues and allowances. Any changes in the fair value of the liability will be recorded in the period of change in the statement of operations in Finance charges and other. As with the other changes discussed above, no adjustments have been made to the financial statements for periods ending prior to February 1, 2007. See the notes to the financial statements for discussion of the impacts on the financial statements for the three months ended April 30, 2007.

    We are a specialty retailer that sells major home appliances, including refrigerators, freezers, washers, dryers, dishwashers and ranges, a variety of consumer electronics, including micro-display projection, plasma and LCD flat-panel televisions, camcorders, digital cameras, DVD players and home theater products, lawn and garden products, mattresses and furniture. We also sell home office equipment, including computers and computer accessories and continue to introduce additional product categories for the consumer and home to help increase same store sales and to respond to our customers' product needs. We require our sales associates to be knowledgeable of all of our products, but to specialize in certain specific product categories.

    We currently operate 62 retail locations in Texas and Louisiana, and have several other stores under development.

    Unlike many of our competitors, we provide flexible in-house credit options for our customers. In the last three years, we financed, on average, approximately 58% of our retail sales through our internal credit programs. We finance a large portion of our customer receivables through an asset-backed securitization facility, and we derive servicing fee income and interest income from these assets. As part of our asset-backed securitization facility, we have created a qualifying special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and to issue asset-backed and variable funding notes to third parties to finance its acquisition of the receivables. We transfer receivables, consisting of retail installment and revolving account receivables extended to our customers, to the issuer in exchange for cash and subordinated securities.

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

    Our business is moderately seasonal, with a slightly greater share of our revenues, pretax and net income realized during the quarter ending January 31, due primarily to the holiday selling season.

Executive Overview

    This narrative is intended to provide an executive level overview of our operations for the three months ended April 30, 2007. A detailed explanation of the changes in our operations for these periods as compared to the prior year is included under Results of Operations. As explained in that section, our pretax income for the quarter ended April 30, 2007 increased approximately 10.6%, primarily as a result of higher revenues and gross margin dollars. Some of the more specific items impacting our operating and pretax income were:

o Same store sales for the quarter declined by 0.3% over the same period for the prior year as compared to the 16.1% same store sales growth experienced in the prior year period, largely as a result of Hurricanes Rita and Katrina. The decline was mitigated by our ability to grow same store sales in the non-storm impacted markets sufficiently to absorb the decline in the impacted markets. The same store sales increase in the markets not impacted by Hurricanes Rita and Katrina, was 2.9% for the quarter ended April 30, 2007. These other markets accounted for 82.3% of same store Product sales and Service maintenance agreement commissions during the three months ended April 30, 2007.

o Our continued expansion in the Dallas/Fort Worth market and the addition of stores in our existing Houston and San Antonio markets had a positive impact on our revenues. We achieved approximately $11.0 million of increases in product sales and service maintenance agreement commissions for the quarter ended April 30, 2007, from the new stores that were opened in these markets after February 1, 2006. Our plans provide for the opening of additional stores in and around existing markets during fiscal 2008 as we focus on leveraging our existing infrastructure.

o Deferred interest and "same as cash" plans continue to be an important part of our sales promotion plans and are utilized to provide a wide variety of financing to enable us to appeal to a broader customer base. For the three months ended April 30, 2007, $47.7 million, or 28.6%, of our product sales were financed by deferred interest and "same as cash" plans. This volume of promotional credit as a percent of product sales is consistent with our use of this type of credit product before the hurricanes in late 2005. For the comparable period in the prior year gross product sales financed by deferred interest and "same as cash" sales were $35.4 million, or 22.3%. The credit portfolio grew at an annualized rate of 10%, benefited by 31% annualized growth in promotional credit balances. Promotional credit (same as cash and deferred interest programs) is reserved for our highest credit quality customers, thereby reducing the overall risk in the portfolio, and is used primarily to finance sales of our highest margin products. We expect to continue to offer extended term promotional credit in the future.

o Our gross margin for the quarter increased from 33.8% to 34.8% for the three months ended April 30, 2007 when compared to the same period in the prior year, primarily as a result of a change in our revenue mix as higher margin Service maintenance agreement commissions and Finance charges and other grew faster than Product sales. Our product sales gross margin was consistent with the prior year.

o Finance charges and other increased 16.9% for the quarter ended April 30, 2007 as:

        o securitization income increased by 17.9% for the quarter ended April 30, 2007. The quarterly improvement was driven by a 17.8% decrease in net credit losses from the prior year period, which was impacted primarily by the bankruptcy law change in October 2005 and the disruption to our credit operations caused by Hurricane Rita.

        o   Insurance  commissions  grew 23.3%,  primarily  as a result of lower
            credit   charge-offs,    which   resulted   in   reduced   insurance
            cancellations.

o During the three months ended April 30, 2007, Selling, general and administrative (SG&A) expense increased as a percent of revenues to 25.1% from 24.3% when compared to the prior year, primarily from increased net advertising expense and occupancy cost, including property taxes, as a percent of revenues.

o Operating margin decreased from 9.5% to 9.4% for the three months ended April 30, 2007 when compared to the same period in the prior year due primarily to increased SG&A expense.

Operational Changes and Resulting Outlook

    We have several locations in and around Texas that we believe are promising and, along with new stores in existing markets, are in various stages of development for opening in fiscal year 2008.

    On May 18, 2006, the Governor of Texas signed a tax bill that modifies the existing franchise tax, with the most significant change being the replacement of the existing base with a tax based on margin. Taxable margin is generally defined as total federal tax revenues minus the greater of (a) cost of goods sold or (b) compensation. The tax rate to be paid by retailers and wholesalers is 0.5% on taxable margin. This will result in an increase in taxes paid by us, as franchise taxes paid have totaled less than $50,000 per year for the last several years. The tax changes impacted earnings beginning in the quarter ended July 31, 2006. For the quarter ended April 30, 2007, we accrued, net of federal tax benefit, approximately $218,000 in additional tax liability as a result of the new margin tax. We expect our effective tax rate on Income before income taxes to be between 36% and 37%, compared to an average of 35.4% over the past three fiscal years.

    The consumer electronics industry depends on new products to drive same store sales increases. Typically, these new products, such as high-definition televisions, DVD players, digital cameras and MP3 players are introduced at relatively high price points that are then gradually reduced as the product becomes mainstream. To sustain positive same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps drive the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. This has historically been our experience, and we continue to adjust our marketing strategies to address this challenge through the introduction of new product categories and new products within our existing categories.

Application of Critical Accounting Policies

    In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as "critical accounting estimates." We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of April 30, 2007.

    Transfers of Financial Assets. We transfer customer receivables to a QSPE that issues asset-backed securities to third party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. As we transfer the accounts we record an asset representing our interest in the cash flows of the QSPE, which is the difference between the interest earned on customer accounts and the cost associated with financing and servicing the transferred accounts, including a provision for bad debts associated with the transferred accounts, plus our retained interest in the transferred receivables, discounted using a market rate of interest. We recognize the income from our interest in these transferred accounts as gains on the transfer of the asset, interest income and servicing fees. This income is recorded as Finance charges and other in our consolidated statements of operations. Additionally, as a result of our adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective February 1, 2007, we record all changes in the fair value of our Interest in securitized assets in current earnings, in Finance charges and other. Previously, most changes in the fair value of our Interests in securitized assets were recorded in Other comprehensive income. Effective February 1, 2007, we adopted SFAS No. 157, Fair Value Measurements, which established a framework for measuring fair value, based on the assumptions a company believes market participants would use to value assets or liabilities to be exchanged. The gain or loss recognized on the sales of the receivables is based on our best estimates of key assumptions, including forecasted credit losses, payment rates, forward yield curves, costs of servicing the accounts and appropriate discount rates, based on our expectations of the assumptions that a market participant would use. We were required to adopt the provisions of SFAS No. 156, Accounting for Servicing of Financial Assets, effective on February 1, 2007. As a result of the adoption of this pronouncement we recorded a servicing liability on the balance sheet in Deferred revenues and allowances and any changes in the fair value of the liability are recorded in the period of change in the statement of operations in Finance charges and other. We estimate the fair value of our servicing liability using the portfolio performance and discount rate assumptions discussed above, and an estimate of the servicing fee a market participant would require to service the portfolio. The use of different estimates or assumptions in the valuation of our Interest in securitized assets or servicing liability could produce different financial results. Additionally, changes in the assumptions over time, including varying credit portfolio performance, market interest rate changes or a shift in the mix of funding sources, could result in significant volatility in the fair value of the Interest in securitized assets, and thus our earnings. For example, if we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), our interest in securitized assets and Finance charges and other would have been reduced by $6.0 million as of April 30, 2007. If the assumption used for estimating credit losses was increased by 0.5%, the impact to Finance charges and other would have been a reduction in revenues and pretax income of $2.3 million.

    Deferred Taxes. We have net deferred tax liabilities of approximately $0.6 million as of April 30, 2007. If we had assumed that the future tax rate at which these deferred items would reverse was 50 basis points higher than currently anticipated, we would have increased the net deferred tax liability and decreased net income by approximately $9,000.

    Revenue Recognition. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell service maintenance renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amount of service maintenance agreement revenue deferred at April 30, 2007 and January 31, 2007 was $3.9 million and $3.6 million, respectively, and is included in Deferred revenues and allowances in the accompanying balance sheets.

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

    Accounting for Share-Based Compensation. We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective February 1, 2006, using the modified retrospective application transition. This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains an employee's services. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, based on the grant-date fair value of the award, and record that cost over the period during which the employee is required to provide service in exchange for the award The fair value assigned to awards of share-based compensation are based on assumptions about the risk-free interest rate, average expected life of the award and expected stock price volatility over the life of the award. The use of different estimates or assumptions could produce different financial results.

    Accounting for Leases. The accounting for leases is governed primarily by SFAS No. 13, Accounting for Leases. As required by the standard, we analyze each lease, at its inception, to determine whether it should be accounted for as an operating lease or a capital lease. Additionally, monthly lease expense for each operating lease is calculated as the average of all payments required under the minimum lease term, including rent escalations. Generally, the minimum lease term begins with the date we take possession of the property and ends on the last day of the minimum lease term, and includes all rent holidays, but excludes renewal terms that are at our option. Any tenant improvement allowances received are deferred and amortized into income as a reduction of lease expense on a straight line basis over the minimum lease term. The amortization of leasehold improvements is computed on a straight line basis over the shorter of the remaining lease term or the estimated useful life of the improvements. For transactions that qualify for treatment as a sale-leaseback, any gain or loss is deferred and amortized as rent expense on a straight-line basis over the minimum lease term. Any deferred gain would be included in Deferred revenues and allowances and any deferred loss would be included in Other assets on the consolidated balance sheets.

Results of Operations

    The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:


                                                                   Three Months Ended
                                                                         April 30,
                                                                  ---------    ---------
                                                                    2006         2007
                                                                  ---------    ---------
Revenues:
   Product sales ..............................................      82.5 %       81.1 %
   Service maintenance agreement commissions (net) ............       4.1          4.5
   Service revenues ...........................................       2.7          2.7
                                                                  ---------    ---------
     Total net sales ..........................................      89.3         88.3
   Finance charges and other ..................................      10.7         11.7
                                                                  ---------    ---------
          Total revenues ......................................     100.0        100.0
Costs and expenses:

   Cost of goods sold, including warehousing and occupancy cost      65.4         64.3
   Cost of parts sold, including warehousing and occupancy cost       0.8          0.9
   Selling, general and administrative expense ................      24.3         25.1
   Provision for bad debts ....................................       0.0          0.3
                                                                  ---------    ---------
          Total costs and expenses ............................      90.5         90.6
                                                                  ---------    ---------
   Operating income ...........................................       9.5          9.4
   Interest income, net .......................................      (0.1)        (0.1)
   Other income, net ..........................................       0.0         (0.4)
                                                                  ---------    ---------
   Income before income taxes .................................       9.6          9.9
   Provision for income taxes .................................       3.4          3.6
                                                                  ---------    ---------
   Net income .................................................       6.2 %        6.3 %
                                                                  =========    =========


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

Three Months Ended April 30, 2007 Compared to Three Months Ended April 30, 2006

    Revenues. Total revenues increased by $13.1 million, or 6.8%, from $192.2 million for the three months ended April 30, 2006 to $205.3 million for the three months ended April 30, 2007. The increase was attributable to increases in net sales of $9.6 million, or 5.6%, and $3.5 million, or 16.9%, in finance charges and other revenue.

    The $9.6 million increase in net sales was made up of the following:

    o a $0.6 million same store sales decrease of 0.3%, as compared to the 16.1% same store sales growth experienced in the prior year period, largely as a result of Hurricanes Rita and Katrina. The decline was mitigated by our ability to grow same store sales in the non-storm impacted markets sufficiently to absorb the decline in the impacted markets. The same store sales increase in the markets not impacted by Hurricanes Rita and Katrina was 2.9%. These other markets accounted for 82.3% of same store Product sales and Service maintenance agreement commissions during the three months ended April 30, 2007.

    o a $11.0 million increase generated by six retail locations that were not open for three consecutive months in each period;

    o a $1.0 million decrease resulted from an increase in discounts on extended-term promotional credit sales (those with terms longer than 12 months); and

    o   a $0.2 million increase resulted from an increase in service revenues.

    The components of the $9.6 million increase in net sales were a $8.1 million increase in Product sales and a $1.5 million increase in service maintenance agreement commissions and service revenues. The $8.1 million increase in product sales resulted from the following:

    o approximately $4.0 million increase attributable to increases in unit sales, due to increased consumer electronics and furniture sales, and

    o approximately $4.1 million increase attributable to increases in unit price points. The price point impact was driven by a shift to higher-priced flat-panel televisions and high-efficiency laundry items, partially offset by a decline in the average price points on our furniture, track and mattresses categories and the $1.0 million increase in discounts on extended-term promotional credit sales.

    The $1.5 million increase in service maintenance agreement sales and service revenues was driven primarily by reduced service maintenance agreement cancellations, as credit charge-offs decreased as compared to the prior year period.

         The following table presents the makeup of net sales by product category in each quarter, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.


                                      Three Months Ended April 30,
                                -----------------------------------------
                                        2006                 2007
                                -------------------   -------------------   Percent
          Category               Amount    Percent     Amount    Percent    Increase
                                --------   --------   --------   --------   --------
Major home appliances .......   $ 61,649     35.9 %   $57,707     31.8 %      (6.4)%         (1)
Consumer electronics ........     53,636     31.2      58,823     32.4         9.7           (2)
Track .......................     23,264     13.5      21,681     12.0        (6.8)          (3)
Delivery ....................      2,872      1.7       3,063      1.7         6.7           (4)
Lawn and garden .............      5,273      3.1       6,156      3.4        16.7           (5)
Mattresses ..................      5,095      3.0       4,404      2.4       (13.6)          (6)
Furniture ...................      5,406      3.2      13,513      7.5       150.0           (7)
Other .......................      1,314      0.8       1,292      0.7        (1.7)
                                --------   --------   --------   --------
     Total product sales ....    158,509     92.4     166,639     91.9         5.1
Service maintenance agreement
  commissions ...............      7,967      4.6       9,281      5.1        16.5           (8)
Service revenues ............      5,229      3.0       5,445      3.0         4.1           (9)
                                --------   --------   --------   --------
     Total net sales ........   $171,705    100.0 %   $181,365   100.0 %       5.6 %
                                ========   ========   ========   ========


----------------------------------
(1) This decrease is due to higher than normal demand for these products in the prior year due to consumers replacing appliances after Hurricanes Katrina and Rita.
(2) This increase is due to increased unit volume in the area of flat-panel and micro-display televisions, which also have higher price points than traditional tube and projection televisions.
(3) The decline in track sales (consisting largely of computers, computer peripherals, portable electronics and small appliances) is due primarily to reduced sales of portable electronics, including camcorders and portable CRT televisions.
(4)      This increase is consistent with the overall increase in product sales.
(5) A delayed selling season due to dry weather negatively impacted this category in the prior year.
(6) This decrease is due to a change in the price points offered that negatively impacted our sales efforts.
(7) This increase is due to the increased emphasis on the sales of furniture, primarily sofas, recliners and entertainment centers, and new products added to this category.
(8) This increase is due to the increase in product sales, increased sales penetration as we introduced SMA coverage on some of our furniture products and decreased SMA cancellations as credit charge-offs declined as compared to the prior year period.
(9) This increase is driven by increased units in operation as we continue to grow product sales and an increase in the cost of parts used to repair higher-priced technology (flat-panel and micro-display televisions, etc.).

    Revenue from Finance charges and other increased by approximately $3.5 million, or 16.9%, from $20.5 million for the three months ended April 30, 2006 to $24.0 million for the three months ended April 30, 2007. It increased due primarily to an increase in securitization income of $2.7 million, or 17.9% and an increase in insurance commissions of $1.0 million, partially offset by a $0.2 million decrease in service maintenance agreement retrospective commissions. The securitization income comparison was impacted by a 17.8% decrease in net credit losses for the quarter ended April 30, 2007, due to the impact in the prior year of Hurricane Rita on our credit operations and increased bankruptcy filings due to the new bankruptcy laws that took effect in October 2005. Our net credit loss rate of 2.7% for the three months ended April 30, 2007, marks a return to our historical loss levels. Additionally, securitization income, for the three months ended April 30, 2007, was positively impacted, in the amount of $0.1 million, as we recorded the increase in the fair value of our Interests in securitized assets in current earnings, due to the mark-to-market adjustment now required under SFAS No. 159. This increase in fair value was driven primarily by the growth of the portfolio, higher expected yield on the portfolio and a decrease in the discount rate, partially offset by higher expected funding costs (see the notes to the financial statements for additional information). Insurance commissions increased primarily due to increased sales and reduced insurance cancellations as credit charge-offs declined from the prior year period.

    Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $6.3 million, or 5.0%, from $125.7 million for the three months ended April 30, 2006 to $132.0 million for the three months ended April 30, 2007. This increase was consistent with the 5.1% growth in net product sales during the three months ended April 30, 2007. Cost of products sold was 79.2% of net product sales in the quarter ended April 30, 2007 and 79.3% in the quarter ended April 30, 2006.

    Cost of Parts Sold. Cost of parts sold, including warehousing and occupancy cost, increased approximately $0.3 million, or 16.0%, for the three months ended April 30, 2007 as compared to the three months ended April 30, 2006, due to a 24.5% increase in parts sales.

    Selling, General and Administrative Expense. Selling, general and administrative expense increased by $4.9 million, or 10.5%, from $46.7 million for the three months ended April 30, 2006 to $51.6 million for the three months ended April 30, 2007. As a percentage of total revenues, it increased from 24.3% to 25.1%. The increase in expense resulted primarily from higher net advertising expense and occupancy cost, including property taxes, as a percent of revenues. The occupancy cost increase is attributable primarily to the additions of new stores.

    Provision for Bad Debts. The provision for bad debts on non-credit portfolio receivables and credit portfolio receivables retained by the Company and not transferred to the QSPE increased by $0.5 million, during the three months ended April 30, 2007, as compared to the three months ended April 30, 2006, primarily as a result of provision adjustments due to increased credit losses.
Additionally, the provision for bad debts in the three months ended April 30, 2007, benefited from a $0.1 million reserve adjustment related to the special reserves recorded as a result of the hurricanes in 2005. See the notes to the financial statements for information regarding the performance of the credit portfolio.

    Interest Income, net. Net interest income improved by $56,000, from net interest income of $184,000 for the three months ended April 30, 2006 to net interest income of $240,000 for the three months ended April 30, 2007. The net improvement in interest (income) expense was primarily attributable to increased interest income from invested funds, driven largely by higher yields.

    Other Income, net. Other income improved by $798,000, from $33,000 for the three months ended April 30, 2006, to $831,000 for the three months ended April 30, 2007, primarily resulting from gains recognized on the sale of company assets. Additionally, there were gains realized, but not recognized, on transactions qualifying for sale-leaseback accounting that have been deferred and will be amortized as a reduction of rent expense on a straight-line basis over the minimum lease terms.

    Provision for Income Taxes. The provision for income taxes increased by $0.9 million, or 13.8%, from $6.5 million for the three months ended April 30, 2006, to $7.4 million for the three months ended April 30, 2007. The increase in the Provision for income taxes is attributable to increased pretax income of 10.6% and the impact of the new Texas margin tax. Our effective tax rate increased to 36.4% from 35.1% due to the impact of the Texas margin tax.

Liquidity and Capital Resources

    Current Activities

    Historically we have financed our operations through a combination of cash flow generated from operations, and external borrowings, including primarily bank debt, extended terms provided by our vendors for inventory purchases, acquisition of inventory under consignment arrangements and transfers of receivables under our asset-backed securitization facilities.

    As of April 30, 2007, we had approximately $44.9 million in excess cash, the majority of which was generated through the operations of the Company. In addition to the excess cash, we had $49.1 million under our revolving line of credit, net of standby letters of credit issued, and $8.0 million under our unsecured bank line of credit available to us for general corporate purposes, $30.1 million under extended vendor terms for purchases of inventory and $142.5 million in commitments available to our QSPE for the transfer of receivables.

    In its regularly scheduled meeting on August 24, 2006, our Board of Directors authorized the repurchase of up to $50 million of our common stock, dependent on market conditions and the price of the stock. We expect to fund these purchases with a combination of excess cash, cash flow from operations, borrowings under our revolving credit facilities and proceeds from the sale of owned properties. Through April 30, 2007, we had spent $8.4 million under this authorization to acquire 346,000 shares of our common stock.

    A summary of the significant financial covenants that govern our bank credit facility compared to our actual compliance status at April 30, 2007, is presented below:

                                                                                              Required
                                                                                              Minimum/
                                                                              Actual          Maximum
                                                                          --------------   --------------
  Debt service coverage ratio must exceed required minimum                 4.55 to 1.00     2.00 to 1.00
  Total adjusted leverage ratio must be lower than required maximum        1.58 to 1.00     3.00 to 1.00
  Consolidated net worth must exceed required minimum                     $299.5 million   $189.6 million
  Charge-off ratio must be lower than required maximum                     0.02 to 1.00     0.06 to 1.00
  Extension ratio must be lower than required maximum                      0.02 to 1.00     0.05 to 1.00
  Thirty-day delinquency ratio must be lower than required maximum         0.07 to 1.00     0.13 to 1.00


    Note: All terms in the above table are defined by the bank credit facility and may or may not agree directly to the financial statement captions in this document.

    We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and the QSPE's asset-backed securitization facilities. Based on our current operating plans, we believe that cash generated from operations, available borrowings under our bank credit facility and unsecured credit line, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and access to the unfunded portion of the variable funding portion of the QSPE's asset-backed securitization program will be sufficient to fund our operations, store expansion and updating activities, stock repurchases, if any, and capital programs through at least January 31, 2008. However, there are several factors that could decrease cash provided by operating activities, including:

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

    o increases in the retained portion of our receivables portfolio under our current QSPE's asset-backed securitization program as a result of changes in performance or types of receivables transferred (promotional versus non-promotional and primary versus secondary portfolio), or as a result of a change in the mix of funding sources available to the QSPE, requiring higher collateral levels;

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

    o   increases in personnel costs.

    During the three months ended April 30, 2007, net cash used in operating activities decreased $2.8 million from $8.4 million for the three months ended April 30, 2006 to $5.6 million for the three months ended April 30, 2007.
Operating cash flows for both periods were negatively impacted by higher than normal payments on accounts payable and accrued expenses, as discussed below. The net decrease in cash used in operations for the three months ended April 30, 2007, was driven primarily by payments on accounts payable, which was driven by the timing of receipts of inventory, and increased investment in accounts receivable. Our increased investment in accounts receivable was due primarily to increased balances in the sold portfolio and a lower funding rate as a percentage of the sold portfolio. The lower funding rate is being impacted by the QSPE's pay down of its 2002 Series B bond issuance. The net decrease in cash used in operations for the three months ended April 30, 2006, resulted primarily from the timing of payments of accounts payable and federal income and employment taxes, which had been extended due to the impact of hurricanes in the prior fiscal year. Those extended terms ended and deadlines were reached in the quarter ended April 30, 2006, and we were required to satisfy those obligations, negatively impacting our operating cash flows by approximately $18.9 million.

    As noted above, we offer promotional credit programs to certain customers that provide for "same as cash" or deferred interest interest-free periods of varying terms, generally three, six, 12, 18, 24 and 36 months. The various "same as cash" promotional accounts and deferred interest program accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30.0% of eligible securitized receivables. If we exceed this 30.0% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period. The percentage of eligible securitized receivables represented by promotional receivables was 17.9% and 21.1%, as of April 30, 2006 and 2007. The weighted average promotional period was 11.7 months and 14.1 months for promotional receivables outstanding as of April 30, 2006 and 2007, respectively. The weighted average remaining term on those same promotional receivables was 7.3 months and 10.7 months as of both April 30, 2006 and 2007, respectively. While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables, we receive less income on these receivables, resulting in a reduction of the net interest margin used in the calculation of the gain on the sale of receivables.

    Net cash from investing activities increased by $13.0 million, from $7.0 million used in the 2006 period to $6.0 million provided in the 2007 period. The increase in cash provided by investing activities resulted primarily from the sales of property and equipment, partially offset by purchases of property and equipment. We entered into leases for certain of the properties sold. The cash expended for property and equipment was used primarily for construction of new stores and the reformatting of existing stores to better support our current product mix. Based on current plans, we expect to increase expenditures for property and equipment in the remainder of fiscal 2008 as we open additional stores.

    Net cash from financing activities decreased by $5.2 million from $1.1 million provided during the three months ended April 30, 2006 to $4.1 million used during the three months ended April 30, 2007. The decrease in cash provided by financing activities resulted primarily from increases in the cash used to purchase treasury stock and a decline in proceeds from stock issued under employee benefit plans. During the three months ended April 30, 2007, we used $4.6 million to purchase 178,000 shares of our common stock.

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

    At April 30, 2007, the issuer had issued three series of notes and bonds: the 2002 Series A variable funding note with a total availability of $300 million, three classes of 2002 Series B bonds with an aggregate amount outstanding of $130 million, of which $8.0 million was required to be placed in a restricted cash account for the benefit of the bondholders, and three classes of 2006 Series A bonds with an aggregate amount outstanding of $150 million, of which $6.0 million was required to be placed in a restricted cash account for the benefit of the bondholders. If the net portfolio yield, as defined by agreements, falls below 5.0%, then the issuer may be required to fund additions to the cash reserves in the restricted cash accounts. At April 30, 2007, the net portfolio yield was in compliance with this requirement. Private institutional investors, primarily insurance companies, purchased the 2002 Series B bonds at a weighted fixed rate of 5.25% and 2006 Series A bonds at a weighted fixed rate of 5.75%.

    We continue to service the transferred accounts for the QSPE, and we receive a monthly servicing fee, so long as we act as servicer, in an amount equal to ..0025% multiplied by the average aggregate principal amount of receivables serviced, including the amount of average aggregate defaulted receivables. The issuer records revenues equal to the interest charged to the customer on the receivables less losses, the cost of funds, the program administration fees paid in connection with either the 2002 Series A, 2002 Series B or 2006 Series A bond holders, the servicing fee and additional earnings to the extent they are available.

    The 2002 Series A variable funding note permits the issuer to borrow funds up to $300 million to purchase receivables from us or make principal payments on other bonds, thereby functioning as a "basket" to accumulate receivables. As issuer borrowings under the 2002 Series A variable funding note approach $300 million, the issuer is required to request an increase in the 2002 Series A amount or issue a new series of bonds and use the proceeds to pay down the then outstanding balance of the 2002 Series A variable funding note, so that the basket will once again become available to accumulate new receivables or meet other obligations required under the transaction documents. As of April 30, 2007, borrowings under the 2002 Series A variable funding note were $157.5 million.

    We are not directly liable to the lenders under the asset-backed securitization facility. If the issuer is unable to repay the 2002 Series A note, 2002 Series B bonds and 2006 Series A bonds due to its inability to collect the transferred customer accounts, the issuer could not pay the subordinated notes it has issued to us in partial payment for transferred customer accounts, and the 2002 Series B and 2006 Series A bond holders could claim the balance in its $14.0 million restricted cash account. We are also contingently liable under a $20.0 million letter of credit that secures the performance of our obligations or services under the servicing agreement as it relates to the transferred assets that are part of the asset-backed securitization facility.

    The issuer is subject to certain affirmative and negative covenants contained in the transaction documents governing the 2002 Series A variable funding note, and the 2002 Series B and 2006 Series A bonds, including covenants that restrict, subject to specified exceptions: the incurrence of non-permitted indebtedness and other obligations and the granting of additional liens; mergers, acquisitions, investments and disposition of assets; and the use of proceeds of the program. The issuer also makes representations and warranties relating to compliance with certain laws, payment of taxes, maintenance of its separate legal entity, preservation of its existence, protection of collateral and financial reporting. In addition, the program requires the issuer to maintain a minimum net worth.

    A summary of the significant financial covenants that govern the 2002 Series A variable funding note compared to actual compliance status at April 30, 2007, is presented below:


                                                                           Required
                                                                           Minimum/
                                                         As reported       Maximum
                                                        -------------   -------------
  Issuer interest must exceed required minimum          $58.0 million   $57.5 million
  Gross loss rate must be lower than required maximum       3.5%            10.0%
  Net portfolio yield must exceed required minimum          8.4%             2.0%
  Payment rate must exceed required minimum                 6.7%             3.0%


    Note: All terms in the above table are defined by the asset backed credit facility and may or may not agree directly to the financial statement captions in this document.

    Events of default under the 2002 Series A variable funding note and the 2002 Series B and 2006 Series A bonds, subject to grace periods and notice provisions in some circumstances, include, among others: failure of the issuer to pay principal, interest or fees; violation by the issuer of any of its covenants or agreements; inaccuracy of any representation or warranty made by the issuer; certain servicer defaults; failure of the trustee to have a valid and perfected first priority security interest in the collateral; default under or acceleration of certain other indebtedness; bankruptcy and insolvency events; failure to maintain certain loss ratios and portfolio yield; change of control provisions and certain other events pertaining to us. The issuer's obligations under the program are secured by the receivables and proceeds.


         Securitization Facilities
         We finance most of our customer receivables through asset-backed securitization facilities


                                                                        ---------------------------
                                                                       |     2002 Series A Note    |
                                                              -------> |        $300 million       |
                                                              |        |    Credit Rating: P1/A1   |
                                                              |        | Three Pillars Funding LLC |
                                                              |         ---------------------------
                  Customer Receivables                        |
         --------- ------------> -----------------            |         --------------------------
        |  Retail |             |    Qualifying   |           |        |   2002 Series B Bonds    |
        |  Sales  |             | Special Purpose |           |        |       $130 million       |
        |  Entity |             |      Entity     |  <--------|------> |  Private Institutional   |
        |         |             |     ("QSPE")    |           |        |        Investors         |
        |         |             |                 |           |        | Class A: $78.0 mm (Aaa)  |
        |         |             |                 |           |        |  Class B: $37.6 mm (A2)  |
        |         |             |                 |           |        | Class C: $14.4 mm (Baa2) |
         --------- <------------ -----------------            |         --------------------------
                                                              |
                  1. Cash Proceeds                            |         --------------------------
                  2. Subordinated Securities                  |        |   2006 Series A Bonds    |
                  3. Right to Receive Cash Flows              |        |       $150 million       |
                     Equal to Interest Spread                 |        |  Private Institutional   |
                                                              -------> |        Investors         |
                                                                       |  Class A: $90 mm (Aaa)   |
                                                                       |  Class B: $43.3 mm (A2)  |
                                                                       | Class C: $16.7 mm (Baa2) |
                                                                        --------------------------


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

    There have been no material changes in our interest rate risks since January 31, 2007.

Item 4.  Controls and Procedures

    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange
Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    We are involved in routine litigation incidental to our business from time to time. Currently, we do not expect the outcome of any of this routine litigation to have a material affect on our financial condition, results of operations or cash flows. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact our estimate of reserves for litigation.

Item 1A.  Risk Factors

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    On August 25, 2006, we announced that our Board of Directors had authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and in privately negotiated transactions, up to an aggregate of $50.0 million of our common stock, dependent on market conditions and the price of the stock. During the quarter ended April 30, 2007, we effected the following repurchases of our common stock:


                                                                   Total # of Shares        Approximate
                                                                      Purchased as        Dollar Value of
                                      Total # of      Average       Part of Publicly      Shares That May
                                        shares      Price Paid         Announced          Yet Be Purchased
                                      purchased      per share          Programs         Under the Programs
           Period
           ------                     ----------    ----------     -----------------     ------------------

February 1 - February 28, 2007          48,900      $   26.64            48,900          $   44,909,674

March 1 - March 31, 2007                63,300      $   23.95            63,300          $   43,393,358

April 1 - April 30, 2007                65,800      $   26.29            65,800          $   41,663,398
                                      ----------                   -----------------

Total                                  178,000                          178,000
                                      ==========                   =================


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

                                           CONN'S, INC.

                                           By:      /s/ David L. Rogers
                                                    ----------------------------
                                                    David L. Rogers
                                                    Chief Financial Officer
                                                    (Principal Financial Officer
                                                    and duly authorized to
                                                    sign this report on behalf
                                                    of the registrant)

Date: May 31, 2007

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

  10.1 Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

  10.1.1 Amendment to the Conn's, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit to Conn's 10.1.1 Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004).t

  10.1.2   Form of Stock Option Agreement  (incorporated  herein by reference to
           Exhibit 10.1.2 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).t

  10.2 2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)as filed with the Securities and Exchange Commission on September 23, 2003).t

  10.2.1   Form of Stock Option Agreement  (incorporated  herein by reference to
           Exhibit 10.2.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).t

  10.3     Employee  Stock  Purchase Plan  (incorporated  herein by reference to
           Exhibit 10.3 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

  10.4 Conn's 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

  10.5 Shopping Center Lease Agreement dated May 3, 2000, by and between Beaumont Development Group, L.P., f/k/a Fiesta Mart, Inc., as Lessor, and CAI, L.P., as Lessee, for the property located at 3295 College Street, Suite A, Beaumont, Texas (incorporated herein by reference to
           Exhibit 10.5 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

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

  10.23 Fourth Amended and Restated Subordination and Priority Agreement, dated August 31, 2006, by and among Bank of America, N.A. and JPMorgan Chase Bank, as Agent, and Conn Appliances, Inc. and/or its subsidiary CAI, L.P (incorporated herein by reference to Exhibit
           10.24 to Conn's, Inc. Form 10-Q for the quarterly period ended October 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on November 30, 2006).

  10.23.1 Fourth Amended and Restated Security Agreement, dated August 31, 2006, by and among Conn Appliances, Inc. and CAI, L.P. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.24.1 to Conn's, Inc. Form 10-Q for the quarterly period ended October 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on November 30, 2006)..

  10.24 Letter of Credit and Reimbursement Agreement, dated September 1, 2002, by and among CAI, L.P., Conn Funding II, L.P. and SunTrust Bank (incorporated herein by reference to Exhibit 10.25 to Conn's, Inc. Form 10-Q for the quarterly period ended October 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on November 30, 2006).

  10.24.1 Amendment to Standby Letter of Credit dated August 23, 2006, by and among CAI, L.P., Conn Funding II, L.P. and SunTrust Bank (incorporated herein by reference to Exhibit 10.25.1 to Conn's, Inc. Form 10-Q for the quarterly period ended October 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on November 30, 2006).

  10.24.2 Amendment to Standby Letter of Credit dated September 20, 2006, by and among CAI, L.P., Conn Funding II, L.P. and SunTrust Bank (incorporated herein by reference to Exhibit 10.25.2 to Conn's, Inc. Form 10-Q for the quarterly period ended October 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on November 30, 2006).

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