Form 10-Q/A
period 2007-04-30
CONNS INC
filed 2007-06-11
CIK 1223389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q/A

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

                                EXPLANATORY NOTE

                Correction of Consolidated Financial Statements

     We are amending our Quarterly Report on Form 10-Q (the "Original Filing") for the quarter ended April 30, 2007, to correct a mistake in our consolidated balance sheet as of April 30, 2007 filed with our Quarterly Report on Form 10-Q for the quarter ended April 30, 2007, which was filed with the Securities and Exchange Commission on May 31, 2007. This amendment and correction are necessitated by a typographical error in the consolidated balance sheets, specifically in the line entitled "Accounts payable".

     All of the information in this Form 10-Q/A is as of April 30, 2007 and does not reflect any subsequent information or events other than the correction indicated above. Only the following items have been amended as a result of the correction:

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

Item 5.       Other Information.............................................................................27
-------

Item 6.       Exhibits......................................................................................27
-------


SIGNATURE ..................................................................................................28


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
                                  Conn's, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                    January 31,   April 30,
                                    Assets                             2007         2007
                                                                    -----------  -----------
Current assets                                                                   (unaudited)
Cash and cash equivalents .......................................   $    56,570  $    52,880
Accounts receivable, net ........................................        31,448       29,592
Interests in securitized assets .................................       136,848      150,552
Inventories .....................................................        87,098       81,255
Deferred income taxes ...........................................           551          856
Prepaid expenses and other assets ...............................         5,247        7,368
                                                                    -----------  -----------
      Total current assets ......................................       317,762      322,503
Non-current deferred income tax asset ...........................         2,920           --
Property and equipment
Land ............................................................         9,102        6,781
Buildings .......................................................        13,896        8,691
Equipment and fixtures ..........................................        13,650       14,441
Transportation equipment ........................................         3,022        2,958
Leasehold improvements ..........................................        66,761       68,307
                                                                    -----------  -----------
      Subtotal ..................................................       106,431      101,178
Less accumulated depreciation ...................................       (46,991)     (48,849)
                                                                    -----------  -----------
      Total property and equipment, net .........................        59,440       52,329
Goodwill, net ...................................................         9,617        9,617
Debt issuance costs and other assets, net .......................           208          195
                                                                    -----------  -----------
      Total assets .............................................    $   389,947  $   384,644
                                                                    ===========  ===========
                      Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt ...............................   $       110  $       104
Accounts payable ................................................        54,045       35,583
Accrued compensation and related expenses .......................         9,234        7,921
Accrued expenses ................................................        20,424       20,320
Income taxes payable ............................................         3,693        4,293
Deferred revenues and allowances ................................         9,516       12,065
                                                                    -----------  -----------
      Total current liabilities .................................        97,022       80,286
Long-term debt ..................................................            88           59
Non-current deferred income tax liability .......................            --        1,503
Deferred gains on sales of property .............................           309        1,500
Stockholders' equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized;
   none issued or outstanding) ..................................            --           --
Common stock ($0.01 par value, 40,000,000 shares authorized;
     23,809,522 and 23,850,760 shares issued at January 31, 2007
     and April 30, 2007, respectively) ..........................           238          238
Additional paid-in capital ......................................        93,365       94,415
Accumulated other comprehensive income ..........................         6,305           --
Retained earnings ...............................................       196,417      214,994
Treasury stock, at cost, 168,000 and 346,000 shares, respectively        (3,797)      (8,351)
                                                                    -----------  -----------
      Total stockholders' equity ................................       292,528      301,296
                                                                    -----------  -----------
         Total liabilities and stockholders' equity .............   $   389,947  $   384,644
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

Date: June 11, 2007

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