Form 10-Q
period 2007-07-31
CONNS INC
filed 2007-08-30
CIK 1223389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007    Commission File Number 000-50421

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 28, 2007:



                 Class                                         Outstanding
----------------------------------------                  ----------------------
 Common stock, $.01 par value per share                         23,214,238

                                TABLE OF CONTENTS
                                -----------------


PART I.    FINANCIAL INFORMATION                                        Page No.
           ---------------------                                        --------

Item 1.    Financial Statements................................................1
-------

           Consolidated Balance Sheets as of January 31, 2007 and
            July 31, 2007......................................................1

           Consolidated Statements of Operations for the three and
             six months ended July 31, 2006 and 2007...........................2

           Consolidated Statement of Stockholders' Equity for the
             six months ended July 31, 2007....................................3

           Consolidated Statements of Cash Flows for the six months
             ended July 31, 2006 and 2007......................................4

           Notes to Consolidated Financial Statements..........................5

Item 2.    Management's Discussion and Analysis of Financial Condition
-------      and Results of Operations........................................12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........29
-------

Item 4.    Controls and Procedures............................................29
-------

PART II.   OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings..................................................30
-------

Item 1A.   Risk Factors.......................................................30
--------

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........30
-------

Item 4.    Submission of Matters to a Vote of Security Holders................31
-------

Item 5.    Other Information..................................................31
-------

Item 6.    Exhibits...........................................................31
-------


SIGNATURE ....................................................................32

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                     Conn's, Inc.
                             CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)

                         Assets                           January 31,      July 31,
                                                             2007            2007
                                                        --------------  --------------
                                                                         (unaudited)
Current assets
  Cash and cash equivalents............................. $     56,570    $     43,599
  Accounts receivable, net..............................       31,448          27,551
  Interests in securitized assets.......................      136,848         166,130
  Inventories...........................................       87,098          84,870
  Deferred income taxes.................................          551           1,660
  Prepaid expenses and other assets.....................        5,247           5,343
                                                        --------------  --------------
    Total current assets................................      317,762         329,153
Non-current deferred income tax asset...................        2,920               -
Property and equipment..................................
  Land..................................................        9,102           7,915
  Buildings.............................................       13,896          11,749
  Equipment and fixtures................................       13,650          15,561
  Transportation equipment..............................        3,022           2,896
  Leasehold improvements................................       66,761          68,347
                                                        --------------  --------------
    Subtotal............................................      106,431         106,468
  Less accumulated depreciation.........................      (46,991)        (51,843)
                                                        --------------  --------------
    Total property and equipment, net...................       59,440          54,625
Goodwill, net...........................................        9,617           9,617
Debt issuance costs and other assets, net...............          208             181
                                                        --------------  --------------
    Total assets........................................ $    389,947    $    393,576
                                                        ==============  ==============
          Liabilities and Stockholders' Equity
Current liabilities
  Current portion of long-term debt..................... $        110    $        118
  Accounts payable......................................       54,045          38,895
  Accrued compensation and related expenses.............        9,234           8,704
  Accrued expenses......................................       20,424          22,229
  Income taxes payable..................................        3,693             113
  Deferred revenues and allowances......................        9,516          12,785
                                                        --------------  --------------
    Total current liabilities...........................       97,022          82,844
Long-term debt..........................................           88              58
Non-current deferred income tax liability...............            -             499
Deferred gains on sales of property.....................          309           1,406
Stockholders' equity
  Preferred stock ($0.01 par value, 1,000,000 shares
   authorized; none issued or outstanding)..............            -               -
  Common stock ($0.01 par value, 40,000,000 shares
   authorized; 23,809,522 and 23,963,623 shares issued
   at January 31, 2007 and July 31, 2007, respectively).          238             240
  Additional paid-in capital............................       93,365          96,382
  Accumulated other comprehensive income................        6,305               -
  Retained earnings.....................................      196,417         224,651
  Treasury stock, at cost, 168,000 and 499,085 shares,
   respectively.........................................       (3,797)        (12,504)
                                                        --------------  --------------
    Total stockholders' equity..........................      292,528         308,769
                                                        --------------  --------------
      Total liabilities and stockholders' equity........ $    389,947    $    393,576
                                                        ==============  ==============

See notes to consolidated financial statements.

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except earnings per share)

                                                          Three Months Ended           Six Months Ended
                                                               July 31,                    July 31,
                                                     --------------------------- ---------------------------
                                                          2006          2007          2006          2007
                                                     ------------- ------------- ------------- -------------


Revenues
  Product sales...................................... $   150,647   $   163,793   $   309,156   $   330,432
  Service maintenance agreement commissions, net.....       7,063         9,071        15,030        18,352
  Service revenues...................................       5,927         6,137        11,156        11,582
                                                     ------------- ------------- ------------- -------------

    Total net sales..................................     163,637       179,001       335,342       360,366
  Finance charges and other..........................      18,567        24,526        39,050        48,471
                                                     ------------- ------------- ------------- -------------

    Total revenues...................................     182,204       203,527       374,392       408,837

Cost and expenses
  Cost of goods sold, including warehousing
   and occupancy costs...............................     119,756       132,677       245,485       264,648
  Cost of parts sold, including warehousing
   and occupancy costs...............................       1,389         2,123         2,954         3,989
  Selling, general and administrative expense........      48,425        54,733        95,089       106,369
  Provision for bad debts............................         390           348           433           908
                                                     ------------- ------------- ------------- -------------

    Total cost and expenses..........................     169,960       189,881       343,961       375,914
                                                     ------------- ------------- ------------- -------------

Operating income.....................................      12,244        13,646        30,431        32,923
Interest income, net.................................        (187)         (251)         (371)         (491)
Other income, net....................................        (721)          (55)         (754)         (886)
                                                     ------------- ------------- ------------- -------------

Income before income taxes...........................      13,152        13,952        31,556        34,300

Provision for income taxes...........................       4,608         4,295        11,063        11,697
                                                     ------------- ------------- ------------- -------------

Net income........................................... $     8,544   $     9,657   $    20,493   $    22,603
                                                     ============= ============= ============= =============

Earnings per share
  Basic.............................................. $      0.36   $      0.41   $      0.87   $      0.96
  Diluted............................................ $      0.35   $      0.40   $      0.84   $      0.94
Average common shares outstanding
  Basic..............................................      23,676        23,489        23,637        23,527
  Diluted............................................      24,344        24,058        24,355        24,089

See notes to consolidated financial statements.

                                  Conn's, Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         Six Months Ended July 31, 2007
                                   (unaudited)
                    (in thousands, except descriptive shares)

                                                                     Accum.
                                                                     Other
                                              Common Stock          Compre-    Additional
                                       -------------------------    hensive      Paid-in     Retained     Treasury
                                          Shares       Amount       Income       Capital     Earnings       Stock        Total
                                       ------------ ------------ ------------ ------------ ------------ ------------ ------------

Balance January 31, 2007...............     23,810   $      238   $    6,305   $   93,365   $  196,417   $   (3,797)  $  292,528

Cumulative effect of changes in
 accounting principles.................                               (6,305)                    5,631                      (674)

Exercise of options to acquire
 shares of common stock,
 incl. tax benefit.....................        148            2                     1,839                                  1,841

Issuance of shares of common
 stock under Employee
 Stock Purchase Plan...................          6                                    122                                    122

Stock-based compensation...............                                             1,056                                  1,056

Purchase of 331,085 shares
 of treasury stock.....................                                                                      (8,707)      (8,707)

Net income.............................                                                         22,603                    22,603
                                       ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balance July 31, 2007..................     23,964   $      240   $        -   $   96,382   $  224,651   $  (12,504)  $  308,769
                                       ============ ============ ============ ============ ============ ============ ============

See notes to consolidated financial statements.

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited) (in thousands)

                                                               Six Months Ended
                                                                   July 31,
                                                        ------------------------------
                                                             2006            2007
                                                        --------------  --------------

Cash flows from operating activities
  Net income............................................ $     20,493    $     22,603
  Adjustments to reconcile net income to net cash used
   in operating activities:
    Depreciation........................................        6,100           6,321
    Amortization........................................         (214)           (351)
    Provision for bad debts.............................          433             908
    Stock-based compensation............................          802           1,056
    Discounts on promotional credit.....................          159             725
    Gains recognized on sales of receivables............      (10,269)        (11,105)
    Loss on mark-to-market of interests in securitized
     assets.............................................            -             878
    Provision for deferred income taxes.................          730             579
    Gains from sales of property and equipment..........         (754)           (886)
  Changes in operating assets and liabilities:
    Accounts receivable.................................       (1,903)        (16,361)
    Inventory...........................................       (5,655)          2,228
    Prepaid expenses and other assets...................          169             (95)
    Accounts payable....................................       (3,450)        (15,150)
    Accrued expenses....................................      (10,756)          1,275
    Income taxes payable................................      (10,603)         (1,904)
    Deferred revenue and allowances.....................          709           2,438
                                                        --------------  --------------
Net cash used in operating activities...................      (14,009)         (6,841)
                                                        --------------  --------------
Cash flows from investing activities
  Purchase of property and equipment....................      (11,858)         (8,203)
  Proceeds from sales of property.......................        2,250           8,860
                                                        --------------  --------------
Net cash provided by (used in) investing activities.....       (9,608)            657
                                                        --------------  --------------
Cash flows from financing activities
  Proceeds from stock issued under employee benefit
   plans................................................        1,471           1,963
  Purchase of treasury stock............................            -          (8,707)
  Excess tax benefits from stock-based compensation.....          135               2
  Borrowings under lines of credit......................        8,000             800
  Payments on lines of credit...........................       (8,000)           (800)
  Increase in debt issuance costs.......................         (107)              -
  Payment of promissory notes...........................         (136)            (45)
                                                        --------------  --------------
Net cash provided by (used in) financing activities.....        1,363          (6,787)
                                                        --------------  --------------
Net change in cash......................................      (22,254)        (12,971)
Cash and cash equivalents
  Beginning of the year.................................       45,176          56,570
                                                        --------------  --------------
  End of period......................................... $     22,922    $     43,599
                                                        ==============  ==============

See notes to consolidated financial statements.

                                  Conn's, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  July 31, 2007

1.  Summary of Significant Accounting Policies

    Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended July 31, 2007, are not necessarily indicative of the results that may be expected for the year ending January 31, 2008. The financial statements should be read in conjunction with the Company's (as defined below) audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed on March 29, 2007.

    The Company's balance sheet at January 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial presentation. Please see the Company's Form 10-K for the fiscal year ended January 31, 2007, for a complete presentation of the audited financial statements at that date, together with all required footnotes, and for a complete presentation and explanation of the components and presentations of the financial statements.

    Principles of Consolidation. The consolidated financial statements include the accounts of Conn's, Inc. and all of its wholly-owned subsidiaries (the
Company). All material intercompany transactions and balances have been eliminated in consolidation.

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

                                                           Three Months Ended
                                                                July 31,
                                                       -------------------------
                                                           2006         2007
                                                       ------------ ------------

Common stock outstanding, net of treasury stock,
 beginning of period................................... 23,665,335   23,504,760
Weighted average common stock issued in stock option
 exercises.............................................      9,852       58,074
Weighted average common stock issued to employee stock
 purchase plan.........................................        958          933
Less: Weighted average treasury shares purchased.......          -      (74,789)
                                                       ------------ ------------
Shares used in computing basic earnings per share...... 23,676,145   23,488,978
Dilutive effect of stock options, net of assumed
 repurchase of treasury stock..........................    667,915      569,283
                                                       ------------ ------------
Shares used in computing diluted earnings per share.... 24,344,060   24,058,261
                                                       ============ ============


                                                            Six Months Ended
                                                                July 31,
                                                       -------------------------
                                                           2006         2007
                                                       ------------ ------------

Common stock outstanding, net of treasury stock,
 beginning of period................................... 23,571,564   23,641,522
Weighted average common stock issued in stock option
 exercises.............................................     63,465       52,871
Weighted average common stock issued to employee stock
 purchase plan.........................................      1,896        2,706
Less: Weighted average treasury shares purchased.......          -     (169,991)
                                                       ------------ ------------
Shares used in computing basic earnings per share...... 23,636,925   23,527,108
Dilutive effect of stock options, net of assumed
 repurchase of treasury stock..........................    718,347      561,843
                                                       ------------ ------------
Shares used in computing diluted earnings per share.... 24,355,272   24,088,951
                                                       ============ ============

    Application of APB 21 to Promotional Credit Programs that Exceed One Year in Duration. The Company offers promotional credit payment plans, on certain products, that extend beyond one year. In accordance with APB 21, Interest on Receivables and Payables, such sales are discounted to their fair value resulting in a reduction in sales and receivables, and the amortization of the discount amount over the term of the deferred interest payment plan. The difference between the gross sale and the discounted amount is reflected as a reduction of Product sales in the consolidated statements of operations and the amount of the discount being amortized in the current period is recorded in Finance charges and other. For the three months ended July 31, 2006 and 2007, Product sales were reduced by $0.7 million and $1.6 million, respectively, and Finance charges and other was increased by $0.8 million and $1.5 million, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount. For the six months ended July 31, 2006 and 2007, Product sales were reduced by $1.6 million and $3.5 million, respectively, and Finance charges and other was increased by $1.5 million and $2.8 million, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount.

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

    During June 2007, the Company completed a reorganization to simplify its legal entity structure, by merging certain of its Texas limited partnerships into their corporate partners. The reorganization also resulted in the one-time elimination of the Texas margin tax owed by those partnerships, representing virtually all of the margin tax owed by the Company. Accordingly, the Company reversed approximately $0.9 million of accrued Texas margin tax as of June 2007, net of federal income tax. The Company began accruing the margin tax for the entities that acquired the operations through the mergers in July 2007.

    Sale and Leaseback Transactions. During the six months ended July 31, 2007, the Company completed transactions involving certain real estate assets that qualify for sales-leaseback treatment. As a result, a portion of the gains resulting from the transactions are being deferred and amortized as a reduction of rent expense on a straight-line basis over the minimum lease term. The deferred gains of $1.3 million recorded during the six months ended July 31, 2007, are included in Deferred gains on sales of property.

    Sales Taxes. The Company records and reports all sales taxes collected on a net basis in the financial statements.

    Reclassifications. Certain reclassifications have been made in the prior year's financial statements to conform to the current year's presentation.

2.  Adoption of New Accounting Pronouncements

    On February 1, 2007, the Company was required to adopt SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. Among other things, this statement establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, the Company had the option to choose to early adopt the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Essentially, the Company had to decide between bifurcation of the embedded derivative and the fair value option in determining how it would account for its Interests in securitized assets. The Company elected to early adopt SFAS No. 159 because it believes it provides a more easily understood presentation for financial statement users. Historically, the Company had valued and reported its interests in securitized assets at fair value, though most changes in the fair value were recorded in Other comprehensive income. The fair value option simplifies the treatment of changes in the fair value of the asset, by reflecting all changes in the fair value of its Interests in securitized assets in current earnings, in Finance charges and other, beginning February 1, 2007. For the three and six months ended July 31, 2007, Finance charges and other included losses of $0.4 million and $0.3 million, respectively, reflecting higher projected borrowing costs and a slightly faster portfolio turnover rate, partially offset by the growth of the portfolio, and mark-to-market adjustments for other changes in the fair value assumptions (see discussion of SFAS No. 157 below). SFAS Nos. 155 and 159 do not allow for retrospective application of these changes in accounting principle and, as such, no adjustments have been made to the amounts disclosed in the financial statements for periods ending prior to February 1, 2007. However, the balance in Other comprehensive income, as of January 31, 2007, of $6.3 million, which represented unrecognized gains on the fair value of the Interests in securitized assets, was included in a cumulative-effect adjustment that was recorded in Retained earnings, effective February 1, 2007.

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

    The following is a reconciliation of the beginning and ending balances of the Interests in securitized assets for the three and six months ended July 31, 2007 (in thousands):

 Balance of Interests in securitized assets at April 30, 2007........ $ 150,552

 Amounts recorded in Finance charges and other:
      Fair value increase associated with portfolio growth...........       305
      Fair value decrease due to changing portfolio yield............       (65)
      Fair value increase due to lower interest rates................       221
      Fair value decrease due to higher expected borrowing cost......      (565)
      Fair value decrease due to higher portfolio turnover rate......      (443)
      Other changes..................................................        99
                                                                     -----------
      Net Losses included in Finance charges and other...............      (448)

 Increase in principal balance of subordinated security due to
  transfers of receivables...........................................    16,026

                                                                     -----------
 Balance of Interests in securitized assets at July 31, 2007......... $ 166,130
                                                                     ===========


 Balance of Interests in securitized assets at January 31, 2007...... $ 136,848

 Amounts recorded in Finance charges and other:
      Fair value increase associated with portfolio growth...........       531
      Fair value increase due to higher expected portfolio yield.....       204
      Fair value increase due to lower interest rates................       556
      Fair value decrease due to higher expected borrowing cost......    (1,198)
      Fair value decrease due to higher portfolio turnover rate......      (443)
      Other changes..................................................         3
                                                                     -----------
      Net Losses included in Finance charges and other...............      (347)

 Increase in principal balance of subordinated security due to
  transfers of receivables...........................................    29,629

                                                                     -----------
 Balance of Interests in securitized assets at July 31, 2007......... $ 166,130
                                                                     ===========

    Effective February 1, 2007, the Company was required to adopt the provisions SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140. This statement requires companies to measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period the changes occur, or amortize servicing assets or servicing liabilities in proportion to and over the estimated net servicing income or loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. The Company receives a servicing fee each month equal to 0.25% of the average outstanding sold portfolio balance, plus late fees and other customer fees collected. Servicing fees collected during the three months ended July 31, 2006 and 2007, totaled $5.1 million and $6.0 million, respectively, and are reflected in Finance charges and other. Servicing fees collected during the six months ended July 31, 2006 and 2007, totaled $10.1 million and $11.8 million, respectively, and are reflected in Finance charges and other. In connection with the adoption of SFAS No. 156 the Company elected to measure its servicing asset or liability at fair value, and report changes in the fair value in earnings in the period of change. As such, a $0.7 million cumulative-effect adjustment was recorded to Retained earnings at February 1, 2007, net of related tax effects, to recognize a $1.1 million servicing liability. The Company uses a discounted cash flow model to estimate its servicing liability using the portfolio performance and discount rate assumptions discussed above, and an estimate of the servicing fee a market participant would require to service the portfolio. In developing its estimate, based on the provisions of SFAS No. 157, the Company reviewed available information regarding the servicing fees received by other companies and estimated an expected risk premium a market participant would add to the current fee structure to receive adequate compensation. During the three and six months ended July 31, 2007, the Company recorded $23,000 and $59,000, respectively, of expense related to the increase in the estimated fair value of the servicing liability, in Finance charges and other. The increase in the liability was largely driven by the increase in the balance of the sold portfolio.

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

3.  Supplemental Disclosure of Revenue and Comprehensive Income

    The following is a summary of the classification of the amounts included as Finance charges and other for the three and six months ended July 31, 2006 and 2007 (in thousands):

                                                   Three Months Ended       Six Months Ended
                                                        July 31,                July 31,
                                                 ----------------------  ----------------------
                                                    2006        2007        2006        2007
                                                 ----------  ----------  ----------  ----------
 Securitization income........................... $ 13,274    $ 18,378    $ 28,511    $ 36,338
 Income from receivables not sold................      323         251         658         516
 Insurance commissions...........................    4,729       5,573       8,995      10,834
 Other...........................................      241         324         886         783
                                                 ----------  ----------  ----------  ----------
 Finance charges and other....................... $ 18,567    $ 24,526   $  39,050    $ 48,471
                                                 ==========  ==========  ==========  ==========

    The components of total comprehensive income for the three and six months ended July 31, 2006 and 2007, are presented in the table below (in thousands):

                                                   Three Months Ended       Six Months Ended
                                                        July 31,                July 31,
                                                 ----------------------  ----------------------
                                                    2006        2007        2006        2007
                                                 ----------  ----------  ----------  ----------
 Net income...................................... $  8,544    $  9,657    $ 20,493    $ 22,603
 Adjustment of fair value of securitized assets..     (789)          -         (16)          -
 Taxes on adjustment of fair value...............      145           -        (119)          -
                                                 ----------  ----------  ----------  ----------
 Total comprehensive income...................... $  7,900    $  9,657    $ 20,358    $ 22,603
                                                 ==========  ==========  ==========  ==========

4. Supplemental Disclosure Regarding Managed Receivables

    The following tables present quantitative information about the receivables portfolios managed by the Company (in thousands):

                                             Total Principal Amount of    Principal Amount 60 Days
                                                    Receivables             or More Past Due (1)
                                             --------------------------  --------------------------
                                              January 31,     July 31,    January 31,     July 31,
                                                 2007          2007          2007          2007
                                             ------------  ------------  ------------  ------------
 Primary portfolio:
       Installment........................... $  382,482    $  414,113    $   24,853    $   24,055
       Revolving.............................     53,125        50,467         1,171         1,179
                                             ------------  ------------  ------------  ------------
 Subtotal....................................    435,607       464,580        26,024        25,234
 Secondary portfolio:
       Installment...........................    133,944       141,581        11,638        13,977
                                             ------------  ------------  ------------  ------------
 Total receivables managed...................    569,551       606,161        37,662        39,211
 Less receivables sold.......................    559,619       596,876        35,677        37,293
                                             ------------  ------------  ------------  ------------
 Receivables not sold........................      9,932         9,285    $    1,985    $    1,918
                                                                         ============  ============
 Non-customer receivables....................     21,516        18,266
                                             ------------  ------------
       Total accounts receivable, net........ $   31,448    $   27,551
                                             ============  ============

(1) Amounts are based on end of period balances. The principal amount 60 days or more past due relative to total receivables managed is not necessarily indicative of relative balances expected at other times during the year due to seasonal fluctuations in delinquency.

                                                  Average Balances         Credit Charge-offs (1)
                                             --------------------------  --------------------------
                                                 Three Months Ended          Three Months Ended
                                                      July 31,                    July 31,
                                             --------------------------  --------------------------
                                                 2006          2007          2006          2007
                                             ------------  ------------  ------------  ------------
 Primary portfolio:
       Installment........................... $  368,939    $  399,909
       Revolving.............................     43,541        52,215
                                             ------------  ------------
 Subtotal....................................    412,480       452,124    $    4,225    $    2,569
 Secondary portfolio:
       Installment...........................    113,821       142,970           830           922
                                             ------------  ------------  ------------  ------------
 Total receivables managed...................    526,301       595,094         5,055         3,491
 Less receivables sold.......................    515,865       585,672         4,874         3,318
                                             ------------  ------------  ------------  ------------
 Receivables not sold........................ $   10,436    $    9,422    $      181    $      173
                                             ============  ============  ============  ============

                                                  Average Balances         Credit Charge-offs (1)
                                             --------------------------  --------------------------
                                                  Six Months Ended            Six Months Ended
                                                      July 31,                    July 31,
                                             --------------------------  --------------------------
                                                     2006          2007          2006          2007
                                             ------------  ------------  ------------  ------------
 Primary portfolio:
       Installment........................... $  371,493    $  392,376
       Revolving.............................     42,957        52,571
                                             ------------  ------------
 Subtotal....................................    414,450       444,947    $    7,875    $    5,493
 Secondary portfolio:
       Installment...........................    109,102       140,768         1,858         1,881
                                             ------------  ------------  ------------  ------------
 Total receivables managed...................    523,552       585,715         9,733         7,374
 Less receivables sold.......................    513,144       576,144         9,399         7,004
                                             ------------  ------------  ------------  ------------
 Receivables not sold........................ $   10,408    $    9,571    $      334    $      370
                                             ============  ============  ============  ============

(1) Amounts represent total credit charge-offs, net of recoveries, on total receivables. The increased level of credit losses for the three and six months ended July 31, 2006, is primarily a result of the bankruptcy law change in October 2005 and the impact on our credit operations of Hurricane Rita that hit the Gulf Coast during September 2005.

5.  Debt and Letters of Credit

    At July 31, 2007, the Company had $49.1 million of its $50 million revolving credit facility available for borrowings. The amounts utilized under the revolving credit facility reflected $0.9 million related to letters of credit issued under the facility.

    There were no amounts outstanding under a short-term revolving bank agreement that provides up to $8.0 million of availability on an unsecured basis. This unsecured facility matures in June 2008.

    The Company utilizes unsecured letters of credit to secure a portion of the QSPE's asset-backed securitization program, deductibles under the Company's property and casualty insurance programs and international product purchases. At July 31, 2007, the Company had outstanding unsecured letters of credit of $22.3 million. These letters of credit were issued under the three following separate facilities:

    o The Company has a $5.0 million sub limit provided under its revolving line of credit for stand-by and import letters of credit. At July 31, 2007, $0.9 million of letters of credit were outstanding and callable at the option of the Company's property and casualty insurance carriers if the Company does not honor its requirement to fund deductible amounts as billed under its insurance programs.

    o The Company has arranged for a $20.0 million stand-by letter of credit to provide assurance to the trustee of the asset-backed securitization program that funds collected by the Company, as the servicer, would be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year and expires in August 2008.

    o The Company obtained a $10.0 million commitment for trade letters of credit to secure product purchases under an international arrangement. At July 31, 2007, there was $1.4 million outstanding under this commitment. The letter of credit commitment expires in May 2008. No letter of credit issued under this commitment can have an expiration date more than 180 days after the commitment expiration date.

    The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which total $35.0 million as of July 31, 2007.

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

    Service Maintenance Agreement Obligations. The Company sells service maintenance agreements that extend the period of covered warranty service on the products the Company sells. For certain of the service maintenance agreements sold, the Company is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The typical term for these agreements is between 12 and 36 months. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sale and recorded in revenues in the statement of operations over the life of the agreements. The revenues deferred related to these agreements totaled $3.6 million and $4.2 million, respectively, as of January 31, 2007 and July 31, 2007, and are included on the face of the balance sheet in Deferred revenues and allowances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

    This report contains forward-looking statements. We sometimes use words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about us that may cause actual results to differ from these forward-looking statements include, but are not limited to:

        o the success of our growth strategy and plans regarding opening new stores and entering adjacent and new markets, including our plans to continue expanding in the Dallas/Fort Worth Metroplex, and South Texas;

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

        o the effect of rising interest rates on sub-prime mortgage borrowers that could impair our customers' ability to make payments on outstanding credit accounts;

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

        o higher oil and gas prices that could adversely affect our customers' shopping decisions and patterns, as well as the cost of our delivery and service operations and our cost of products, if vendors pass on their additional fuel costs through increased pricing for products;

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

    On February 1, 2007, we were required to adopt Statement of Financial Accounting Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments. Among other things, this statement established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, we had the option to choose to early adopt the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. We elected to early adopt SFAS No. 159 because we believe it provides a more easily understood presentation for financial statement users. This election resulted in us including all changes in the fair value of our Interests in securitized assets in current earnings, in Finance charges and other, beginning February 1, 2007. Previously, most changes in the fair value of our Interests in securitized assets were recorded in Other comprehensive income, which was included in Stockholders' equity. SFAS Nos. 155 and 159 do not allow for retrospective application of these changes in accounting principle, as such, no adjustments have been made to the amounts disclosed in the financial statements for periods ending prior to February 1, 2007. Additionally, effective February 1, 2007, we adopted SFAS No. 157, Fair Value Measurements, which established a framework for measuring fair value, based on the assumptions we believe market participants would use to value assets or liabilities to be exchanged. Changes in the assumptions over time, including varying credit portfolio performance, market interest rate changes or a shift in the mix of funding sources, could result in significant volatility in the fair value of the Interest in securitized assets, and thus our earnings. We were also required to adopt the provisions of SFAS No. 156, Accounting for Servicing of Financial Assets, effective on February 1, 2007. As a result of the adoption of this pronouncement, along with the requirements of SFAS No. 157, we recorded a $1.1 million servicing liability on the balance sheet in Deferred revenues and allowances. Any changes in the fair value of the liability will be recorded in the period of change in the statement of operations in Finance charges and other. As with the other changes discussed above, no adjustments have been made to the financial statements for periods ending prior to February 1, 2007. See the notes to the financial statements for discussion of the impacts on the financial statements for the three and six months ended July 31, 2007.

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

    We currently operate 63 retail locations in Texas and Louisiana, and have several other stores under development.

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

Executive Overview

    This narrative is intended to provide an executive level overview of our operations for the three and six months ended July 31, 2007. A detailed explanation of the changes in our operations for these periods as compared to the prior year is included under Results of Operations. As explained in that section, our pretax income for the quarter and six months ended July 31, 2007, increased approximately 6.1% and 8.7%, respectively, primarily as a result of higher revenues and gross margin dollars. Some of the more specific items impacting our operating and pretax income were:

o Same store sales for the quarter and six months increased by 5.0% and 2.1%, respectively, as compared to 7.2% and 11.7%, respectively, in the prior year. Prior year same store sales growth benefited significantly as a result of Hurricanes Rita and Katrina.

o The addition of stores in our existing Houston, Dallas/Fort Worth and San Antonio markets had a positive impact on our revenues. We achieved approximately $10.6 million and $22.1 million of increases in product sales and service maintenance agreement commissions for the three and six months ended July 31, 2007, respectively, from the new stores that were opened in these markets after February 1, 2006. Our plans provide for the opening of additional stores in and around existing markets during fiscal 2008 as we focus on leveraging our existing infrastructure.

o Deferred interest and "same as cash" plans continue to be an important part of our sales promotion plans and are utilized to provide a wide variety of financing to enable us to appeal to a broader customer base. For the three and six months ended July 31, 2007, $44.0 million, or 26.9%, and $88.1 million, or 26.7%, respectively of our product sales were financed by deferred interest and "same as cash" plans. This volume of promotional credit as a percent of product sales is consistent with our use of this type of credit product before the hurricanes in late 2005. For the comparable periods in the prior year, gross product sales financed by deferred interest and "same as cash" sales were $33.0 million, or 21.9% and $65.8 million, or 21.3%, respectively. Our promotional credit programs (same as cash and deferred interest programs), which require monthly payments, are reserved for our highest credit quality customers, thereby reducing the overall risk in the portfolio, and is used primarily to finance sales of our highest margin products. We expect to continue to offer extended term promotional credit in the future.

o Our gross margin increased from 33.5% to 33.8% for the three months ended July 31, 2007, and from 33.6% to 34.4% for the six months ended July 31, 2007, when compared to the same period in the prior year, primarily as a result of a change in our revenue mix as higher margin Service maintenance agreement commissions and Finance charges and other grew faster than Product sales. The benefit to the gross margin due to the change in the mix was partially offset by a decline in product gross margins from 20.5% to 19.0% for the three months ended July 31, 2007, and from 20.6% to 19.9% for the six months ended July 31, 2007, when compared to the same period in the prior year. The product gross margin was negatively impacted by a highly price-competitive retail market during the three months ended July 31, 2007.

o Finance charges and other increased 32.1% and 24.1% for the quarter and six months ended July 31, 2007, respectively, as:

        o securitization income increased by 38.5% and 27.5% for the three and six months ended July 31, 2007, respectively. The improvement for the three and six month periods ended July 31, 2007, was driven by 30.7% and 24.5%, respectively, decreases in net credit losses from the prior year period. The decreases were a result of improved staffing levels and case loads in our credit collection operations, after the disruption to our operations in the prior year caused by Hurricane Rita.

        o insurance commissions grew 17.8% and 20.4% for the three and six months ended July 31, 2007, respectively, primarily as a result of increased sales and lower credit charge-offs, which resulted in reduced insurance cancellations.

o During the three and six months ended July 31, 2007, Selling, general and administrative (SG&A) expense increased as a percent of revenues to 26.9% from 26.6%, and to 26.0% from 25.4%, respectively, when compared to the prior year, primarily from increased compensation and employee related expenses and occupancy cost, including property taxes, as a percent of revenues.

o The provision for income taxes benefited from a $0.9 million reduction attributable to the reversal of previously accrued Texas margin tax as a result of the legal entity reorganization completed during the three months ended July 31, 2007.

Operational Changes and Resulting Outlook

    We have several locations in and around Texas that we believe are promising and, along with new stores in existing markets, are in various stages of development for opening in fiscal year 2008.

    On May 18, 2006, the Governor of Texas signed a tax bill that modified the existing franchise tax, with the most significant change being the replacement of the existing base with a tax based on margin. Taxable margin is generally defined as total federal tax revenues minus the greater of (a) cost of goods sold or (b) compensation. The tax rate to be paid by retailers and wholesalers is 0.5% on taxable margin. During June 2007, we completed a reorganization to simplify our legal entity structure, by merging certain of our Texas limited partnerships into their corporate partners. The reorganization also resulted in the one-time elimination of the Texas margin tax owed by those partnerships, representing virtually all of the margin tax owed by us. Accordingly, we reversed approximately $0.9 million of accrued Texas margin tax as of June 2007, net of federal tax. The Company began accruing the margin tax for the entities that acquired the operations through the mergers in July 2007 and expects its effective tax rate to be between 36.0% and 37.0% in future quarters.

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

Application of Critical Accounting Policies

    In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as "critical accounting estimates." We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of July 31, 2007.

    Transfers of Financial Assets. We transfer customer receivables to a QSPE that issues asset-backed securities to third party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. As we transfer the accounts we record an asset representing our interest in the cash flows of the QSPE, which is the difference between the interest earned on customer accounts and the cost associated with financing and servicing the transferred accounts, including a provision for bad debts associated with the transferred accounts, plus our retained interest in the transferred receivables, discounted using a market rate of interest. We recognize the income from our interest in these transferred accounts as gains on the transfer of the asset, interest income and servicing fees. This income is recorded as Finance charges and other in our consolidated statements of operations. Additionally, as a result of our adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective February 1, 2007, we record all changes in the fair value of our Interest in securitized assets in current earnings, in Finance charges and other. Previously, most changes in the fair value of our Interests in securitized assets were recorded in Other comprehensive income. Effective February 1, 2007, we adopted SFAS No. 157, Fair Value Measurements, which established a framework for measuring fair value, based on the assumptions a company believes market participants would use to value assets or liabilities to be exchanged. The gain or loss recognized on the sales of the receivables is based on our best estimates of key assumptions, including forecasted credit losses, payment rates, forward yield curves, costs of servicing the accounts and appropriate discount rates, based on our expectations of the assumptions that a market participant would use. We were required to adopt the provisions of SFAS No. 156, Accounting for Servicing of Financial Assets, effective on February 1, 2007. As a result of the adoption of this pronouncement we recorded a servicing liability on the balance sheet in Deferred revenues and allowances and any changes in the fair value of the liability are recorded in the period of change in the statement of operations in Finance charges and other. We estimate the fair value of our servicing liability using the portfolio performance and discount rate assumptions discussed above, and an estimate of the servicing fee a market participant would require to service the portfolio. The use of different estimates or assumptions in the valuation of our Interest in securitized assets or servicing liability could produce different financial results. Additionally, changes in the assumptions over time, including varying credit portfolio performance, market interest rate changes or a shift in the mix of funding sources, could result in significant volatility in the fair value of the Interest in securitized assets, and thus our earnings. For example, if we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), our interest in securitized assets and Finance charges and other would have been reduced by $6.1 million as of July 31, 2007. If the assumption used for estimating credit losses was increased by 0.5%, the impact to Finance charges and other would have been a reduction in revenues and pretax income of $2.3 million.

    Deferred Taxes. We have net deferred tax assets of approximately $1.2 million as of July 31, 2007. If we had assumed that the future tax rate at which these deferred items would reverse was 50 basis points lower than currently anticipated, we would have decreased the net deferred tax asset and decreased net income by approximately $16,000.

    Revenue Recognition. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell service maintenance renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amount of service maintenance agreement revenue deferred at July 31, 2007 and January 31, 2007 was $4.2 million and $3.6 million, respectively, and is included in Deferred revenues and allowances in the accompanying balance sheets.

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

Results of Operations

    The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

                                                                            Three Months Ended     Six Months Ended
                                                                                 July 31,              July 31,
                                                                           --------------------  --------------------
                                                                              2006       2007       2006       2007
                                                                           ---------  ---------  ---------  ---------
Revenues:
  Product sales............................................................    82.6%      80.4%      82.6%      80.8%
  Service maintenance agreement commissions (net)..........................     3.9        4.5        4.0        4.5
  Service revenues.........................................................     3.3        3.0        3.0        2.8
                                                                           ---------  ---------  ---------  ---------
    Total net sales........................................................    89.8       87.9       89.6       88.1
  Finance charges and other................................................    10.2       12.1       10.4       11.9
                                                                           ---------  ---------  ---------  ---------
      Total revenues.......................................................   100.0      100.0      100.0      100.0
Costs and expenses:

  Cost of goods sold, including warehousing and occupancy cost.............    65.7       65.2       65.6       64.7
  Cost of parts sold, including warehousing and occupancy cost.............     0.8        1.0        0.8        1.0
  Selling, general and administrative expense..............................    26.6       26.9       25.4       26.0
  Provision for bad debts..................................................     0.2        0.2        0.1        0.2
                                                                           ---------  ---------  ---------  ---------
      Total costs and expenses.............................................    93.3       93.3       91.9       91.9
                                                                           ---------  ---------  ---------  ---------
  Operating income.........................................................     6.7        6.7        8.1        8.1
  Interest income, net.....................................................    (0.1)      (0.1)      (0.1)      (0.1)
  Other income, net........................................................    (0.4)      (0.0)      (0.2)      (0.2)
                                                                           ---------  ---------  ---------  ---------
  Income before income taxes...............................................     7.2        6.8        8.4        8.4
  Provision for income taxes...............................................     2.5        2.1        2.9        2.9
                                                                           ---------  ---------  ---------  ---------
  Net income...............................................................     4.7%       4.7%       5.5%       5.5%
                                                                           =========  =========  =========  =========

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

    The presentation of gross margins may not be comparable to other retailers since we include the cost of our in-home delivery service as part of Selling, general and administrative expense. Similarly, we include the cost related to operating our purchasing function in Selling, general and administrative expense. It is our understanding that other retailers may include such costs as part of their cost of goods sold. Additionally, while we include a portion of our advertising expense in cost of goods sold, we understand that other retailers may include such costs as part of their Selling, general and administrative expense.

Three Months Ended July 31, 2007 Compared to Three Months Ended July 31, 2006

    Revenues. Total revenues increased by $21.3 million, or 11.7%, from $182.2 million for the three months ended July 31, 2006, to $203.5 million for the three months ended July 31, 2007. The increase was attributable to increases in net sales of $15.4 million, or 9.4%, and $5.9 million, or 32.1%, in finance charges and other revenue.

    The $15.4 million increase in net sales was made up of the following:

    o a $7.9 million same store sales increase of 5.0%, driven by strength in consumer electronics, furniture and lawn and garden sales;

    o a $8.2 million increase generated by six retail locations that were not open for three consecutive months in each period;

    o a $0.9 million decrease resulted from an increase in discounts on extended-term promotional credit sales (those with terms longer than 12 months); and

    o   a $0.2 million increase resulted from an increase in service revenues.

    The components of the $15.4 million increase in net sales were a $13.2 million increase in Product sales and a $2.2 million increase in service maintenance agreement commissions and service revenues. The $13.2 million increase in product sales resulted from the following:

    o approximately $6.9 million increase attributable to increases in unit sales, due primarily to increased consumer electronics and furniture sales, and

    o approximately $6.3 million increase attributable to increases in unit price points. The price point impact was driven by a shift to higher-priced flat-panel televisions, high-efficiency laundry items and higher priced tractors and zero turn radius mowers, partially offset by a decline in the average price points on our furniture and mattresses categories and the $0.9 million increase in discounts on extended-term promotional credit sales.

    The $2.2 million increase in service maintenance agreement sales and service revenues was driven by increased sales of service maintenance agreements and reduced service maintenance agreement cancellations, as credit charge-offs decreased as compared to the prior year period.

    The following table presents the makeup of net sales by product category in each quarter, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

                                            Three Months Ended July 31,
                                 --------------------------------------------------
                                           2006                      2007
                                 ------------------------  ------------------------    Percent
            Category               Amount       Percent      Amount       Percent     Increase
                                 -----------  -----------  -----------  -----------  -----------

Major home appliances............ $  59,931         36.6%   $  60,737         33.9%         1.3%  (1)
Consumer electronics.............    46,421         28.4       53,426         29.8         15.1   (2)
Track............................    20,246         12.4       21,055         11.8          4.0   (3)
Delivery.........................     2,845          1.7        3,301          1.8         16.0   (4)
Lawn and garden..................     6,576          4.0        8,555          4.8         30.1   (5)
Mattresses.......................     4,908          3.0        4,237          2.4        (13.7)  (6)
Furniture........................     8,243          5.1       11,047          6.2         34.0   (7)
Other............................     1,477          0.9        1,435          0.8         (2.8)
                                 -----------  -----------  -----------  -----------
    Total product sales..........   150,647         92.1      163,793         91.5          8.7
Service maintenance agreement
 commissions.....................     7,063          4.3        9,071          5.1         28.4   (8)
Service revenues.................     5,927          3.6        6,137          3.4          3.5   (9)
                                 -----------  -----------  -----------  -----------
    Total net sales.............. $ 163,637        100.0%   $ 179,001        100.0%         9.4%
                                 ===========  ===========  ===========  ===========

----------------------------------
(1) This increase was smaller than the overall increase in product sales due to higher than normal demand for these products in the prior year due to consumers replacing appliances after Hurricanes Katrina and Rita.
(2) This increase is due to increased unit volume in the area of flat-panel and micro-display televisions, which also have higher price points than traditional tube and projection televisions.
(3) The increase in track sales (consisting largely of computers, computer peripherals, portable electronics and small appliances) is driven primarily by increased laptop computer sales and was partially offset by reduced sales of portable electronics, including camcorders, digital cameras and portable CRT televisions.
(4) This increase was due to an increase in the delivery fee charged to our customers and the overall increase in product sales.
(5) A higher than normal level of rainfall impacted this category in the current year.
(6) This decrease is due to the impact of our change in strategy as we move to a multi-vendor relationship.
(7) This increase is due to the increased emphasis on the sales of furniture, primarily sofas, recliners and entertainment centers, and new products added to this category.
(8) This increase is due to the increase in product sales, increased sales penetration as we introduced SMA coverage on some of our furniture products and decreased SMA cancellations as credit charge-offs declined as compared to the prior year period.
(9) This increase is driven by increased units in operation as we continue to grow product sales and an increase in the cost of parts used to repair higher-priced technology (flat-panel and micro-display televisions, etc.).

    Revenues from Finance charges and other increased by approximately $5.9 million, or 32.1%, from $18.6 million for the three months ended July 31, 2006, to $24.5 million for the three months ended July 31, 2007. It increased due primarily to an increase in securitization income of $5.1 million, or 38.5% and an increase in insurance commissions of $0.8 million. The securitization income comparison was impacted by a $1.5 million impairment charge recorded in the prior year for higher projected credit losses and a 30.7% decrease in net credit losses for the quarter ended July 31, 2007, due to the impact in the prior year of Hurricane Rita on our credit collection operations and increased bankruptcy filings due to the new bankruptcy laws that took effect in October 2005. Our net credit loss rate of 2.3% for the three months ended July 31, 2007, was slightly below our expected long-term net loss rate of between 2.5% and 3.0%. Additionally, securitization income, for the three months ended July 31, 2007, was negatively impacted, in the amount of $0.4 million, as we recorded a decrease in the fair value of our Interests in securitized assets in current earnings, due to the mark-to-market adjustment now required under SFAS No. 159. This decrease in fair value was driven primarily by higher projected borrowing costs and a slightly faster portfolio turnover rate, partially offset by the benefit of the growth of the portfolio (see the notes to the financial statements for additional information). Insurance commissions increased primarily due to increased sales and reduced insurance cancellations as credit charge-offs declined from the prior year period.

    Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $12.9 million, or 10.8%, from $119.8 million for the three months ended July 31, 2006, to $132.7 million for the three months ended July 31, 2007. This increase was due primarily to the 8.7% growth in product sales during the three months ended July 31, 2007. Cost of products sold was 81.0% of product sales in the quarter ended July 31, 2007, and 79.5% in the quarter ended July 31, 2006, and was higher due to increased price competition, especially in the consumer electronics and track categories.

    Cost of Parts Sold. Cost of parts sold, including warehousing and occupancy cost, increased approximately $0.7 million, or 52.8%, for the three months ended July 31, 2007, as compared to the three months ended July 31, 2006, primarily due to a 20.8% increase in parts sales, valuation adjustments on our parts inventory and realignment of staffing.

    Selling, General and Administrative Expense. Selling, general and administrative expense increased by $6.3 million, or 13.3%, from $48.4 million for the three months ended July 31, 2006, to $54.7 million for the three months ended July 31, 2007. As a percentage of total revenues, it increased from 26.6% to 26.9%. The increase in expense resulted primarily from higher compensation and employee related expenses and occupancy cost, including property taxes, as a percent of revenues. The occupancy cost increase is attributable primarily to the additions of new stores.

    Provision for Bad Debts. The provision for bad debts on non-credit portfolio receivables and credit portfolio receivables retained by the Company and not transferred to the QSPE decreased by $42,000, during the three months ended July 31, 2007, as compared to the three months ended July 31, 2006. See the notes to the financial statements for information regarding the performance of the credit portfolio.

    Interest Income, net. Net interest income improved by $64,000, from net interest income of $187,000 for the three months ended July 31, 2006 to net interest income of $251,000 for the three months ended July 31, 2007. The net improvement in interest income was primarily attributable to increased interest income from invested funds, driven primarily by higher average invested balances, with a smaller portion of the increase due to higher yields.

    Other Income, net. Other income declined by $666,000, from $721,000 for the three months ended July 31, 2006, to $55,000 for the three months ended July 31, 2007, primarily resulting from a $0.7 million gain recognized in the prior year period on the sale of a building and the related land.

    Provision for Income Taxes. The provision for income taxes decreased by $0.3 million, or 6.8%, from $4.6 million for the three months ended July 31, 2006, to $4.3 million for the three months ended July 31, 2007. The decrease in the Provision for income taxes is attributable to the reversal of previously accrued Texas margin tax as a result of the legal entity reorganization completed during the three months ended July 31, 2007. This decrease was partially offset by the impact of the 6.1% increase in pretax income. In July 2007, we began accruing margin tax for the entities that acquired the operations through the mergers completed during the quarter.

Six Months Ended July 31, 2007 Compared to Six Months Ended July 31, 2006

    Revenues. Total revenues increased by $34.4 million, or 9.2%, from $374.4 million for the six months ended July 31, 2006, to $408.8 million for the six months ended July 31, 2007. The increase was attributable to increases in net sales of $25.0 million, or 7.5%, and $9.4 million, or 24.1%, in finance charges and other revenue.

    The $25.0 million increase in net sales was made up of the following:

    o a $6.9 million same store sales increase of 2.1%, driven by strength in consumer electronics, furniture and lawn and garden sales, partially offset by declines in appliance and track sales. The decline in appliance same store sales was due to the positive impact in the prior year period of Hurricanes Rita and Katrina on our sales in the storm-impacted markets;

    o a $19.6 million increase generated by six retail locations that were not open for six consecutive months in each period;

    o a $1.9 million decrease resulted from an increase in discounts on extended-term promotional credit sales (those with terms longer than 12 months); and

    o   a $0.4 million increase resulted from an increase in service revenues.

    The components of the $25.0 million increase in net sales were a $21.3 million increase in Product sales and a $3.7 million increase in service maintenance agreement commissions and service revenues. The $21.3 million increase in product sales resulted from the following:

    o approximately $10.9 million increase attributable to increases in unit sales, due primarily to increased consumer electronics and furniture sales, and

    o approximately $10.4 million increase attributable to increases in unit price points. The price point impact was driven by a shift to higher-priced flat-panel televisions, high-efficiency laundry items and higher priced tractors and zero turn radius mowers, partially offset by a decline in the average price points on our furniture and mattresses categories and the $1.9 million increase in discounts on extended-term promotional credit sales.

    The $3.7 million increase in service maintenance agreement sales and service revenues was driven by increased sales of service maintenance agreements and reduced service maintenance agreement cancellations, as credit charge-offs decreased as compared to the prior year period.

    The following table presents the makeup of net sales by product category in each period, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

                                              Six Months Ended July 31,
                                 --------------------------------------------------
                                           2006                      2007
                                 ------------------------  ------------------------    Percent
            Category               Amount       Percent      Amount       Percent     Increase
                                 -----------  -----------  -----------  -----------  -----------

Major home appliances............ $ 121,581         36.3%   $ 118,444         32.9%        (2.6)% (1)
Consumer electronics.............   100,057         29.8      112,249         31.1         12.2   (2)
Track............................    43,510         13.0       42,736         11.9         (1.8)  (3)
Delivery.........................     5,717          1.7        6,365          1.8         11.3   (4)
Lawn and garden..................    11,848          3.5       14,711          4.1         24.2   (5)
Mattresses.......................    10,003          3.0        8,641          2.4        (13.6)  (6)
Furniture........................    13,649          4.1       24,560          6.8         79.9   (7)
Other............................     2,791          0.8        2,726          0.7         (2.3)
                                 -----------  -----------  -----------  -----------
    Total product sales..........   309,156         92.2      330,432         91.7          6.9
Service maintenance agreement
 commissions.....................    15,030          4.5       18,352          5.1         22.1   (8)
Service revenues.................    11,156          3.3       11,582          3.2          3.8   (9)
                                 -----------  -----------  -----------  -----------
    Total net sales.............. $ 335,342        100.0%   $ 360,366        100.0%         7.5%
                                 ===========  ===========  ===========  ===========

----------------------------------
(1) This decrease is due to higher than normal demand for these products in the prior year due to consumers replacing appliances after Hurricanes Katrina and Rita, especially during the first three months of the period.
(2) This increase is due to increased unit volume in the area of flat-panel and micro-display televisions, which also have higher price points than traditional tube and projection televisions.
(3) The decrease in track sales (consisting largely of computers, computer peripherals, portable electronics and small appliances) is due primarily to reduced sales of portable electronics, including camcorders, digital cameras and portable CRT televisions.
(4) This increase was due to an increase in the delivery fee charged to our customers and the overall increase in product sales.
(5) A higher than normal level of rainfall impacted this category in the current year.
(6) This decrease is due to the impact of our change in strategy as we move to a multi-vendor relationship and a change in the price points offered that negatively impacted our sales efforts.
(7) This increase is due to the increased emphasis on the sales of furniture, primarily sofas, recliners and entertainment centers, and new products added to this category.
(8) This increase is due to the increase in product sales, increased sales penetration as we introduced SMA coverage on some of our furniture products and decreased SMA cancellations as credit charge-offs declined as compared to the prior year period.
(9) This increase is driven by increased units in operation as we continue to grow product sales and an increase in the cost of parts used to repair higher-priced technology (flat-panel and micro-display televisions, etc.).

    Revenues from Finance charges and other increased by approximately $9.4 million, or 24.1%, from $39.1 million for the six months ended July 31, 2006 to $48.5 million for the six months ended July 31, 2007. It increased due primarily to an increase in securitization income of $7.8 million, or 27.5% and an increase in insurance commissions of $1.8 million, partially offset by a decrease in income from receivables not sold and other items of $0.2 million. The securitization income comparison was impacted by a $1.5 million impairment charge recorded in the prior year for higher projected credit losses and a 24.5% decrease in net credit losses for the six months ended July 31, 2007, due to the impact in the prior year of Hurricane Rita on our credit collection operations and increased bankruptcy filings due to the new bankruptcy laws that took effect in October 2005. Our net credit loss rate of 2.5% for the six months ended July 31, 2007, was in-line with our expected long-term net loss rate of between 2.5% and 3.0%. Additionally, securitization income, for the six months ended July 31, 2007, was negatively impacted, in the amount of $0.3 million, as we recorded a decrease in the fair value of our Interests in securitized assets in current earnings, due to the mark-to-market adjustment now required under SFAS No. 159. This decrease in fair value was driven primarily by higher projected borrowing costs, partially offset by the benefit of the growth of the portfolio (see the notes to the financial statements for additional information). Insurance commissions increased primarily due to increased sales and reduced insurance cancellations as credit charge-offs declined from the prior year period.

    Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $19.1 million, or 7.8%, from $245.5 million for the six months ended July 31, 2006, to $264.6 million for the six months ended July 31, 2007. This increase was due primarily to the 6.9% growth in product sales during the six months ended July 31, 2007. Cost of products sold was 80.1% of product sales in the six months ended July 31, 2007, and 79.4% in the six months ended July 31, 2006, and was higher due to increased price competition, especially in the consumer electronics and track categories.

    Cost of Parts Sold. Cost of parts sold, including warehousing and occupancy cost, increased approximately $1.0 million, or 35.0%, for the six months ended July 31, 2007, as compared to the six months ended July 31, 2006, due primarily to a 22.4% increase in parts sales, valuation adjustments on our parts inventory and realignment of staffing.

    Selling, General and Administrative Expense. Selling, general and administrative expense increased by $11.3 million, or 11.9%, from $95.1 million for the six months ended July 31, 2006, to $106.4 million for the six months ended July 31, 2007. As a percentage of total revenues, it increased from 25.4% to 26.0%. The increase in expense resulted primarily from higher net advertising expenses, compensation and employee related expenses and occupancy cost, including property taxes, as a percent of revenues. The occupancy cost increase is attributable primarily to the additions of new stores.

    Provision for Bad Debts. The provision for bad debts on non-credit portfolio receivables and credit portfolio receivables retained by the Company and not transferred to the QSPE increased by $0.5 million, during the six months ended July 31, 2007, as compared to the six months ended July 31, 2006, primarily as a result of provision adjustments due to increased credit losses. Additionally, the provision for bad debts in the six months ended July 31, 2006, benefited from a $0.1 million reserve adjustment related to the special reserves recorded as a result of the hurricanes in 2005. See the notes to the financial statements for information regarding the performance of the credit portfolio.

    Interest Income, net. Net interest income improved by $120,000, from net interest income of $371,000 for the six months ended July 31, 2006 to net interest income of $491,000 for the six months ended July 31, 2007. The net improvement in interest income was primarily attributable to increased interest income from invested funds, driven by higher yields and higher average invested balances.

    Other Income, net. Other income increased by $132,000, from $754,000 for the six months ended July 31, 2006, to $886,000 for the six months ended July 31, 2007. Both periods included gains recognized on the sales of company assets. Additionally, during the six months ended July 31, 2007, there were gains realized, but not recognized, on transactions qualifying for sale-leaseback accounting that have been deferred and will be amortized as a reduction of rent expense on a straight-line basis over the minimum lease terms.

    Provision for Income Taxes. The provision for income taxes increased by $0.6 million, or 5.7%, from $11.1 million for the six months ended July 31, 2006, to $11.7 million for the six months ended July 31, 2007. The effective tax rate declined from 35.1% for the six months ended July 31, 2006, to 34.1% for the six months ended July 31, 2007. The decrease in the effective tax rate is attributable to the reversal of previously accrued Texas margin tax as a result of the legal entity reorganization completed during the three months ended July 31, 2007. This decrease was partially offset by the impact of the 8.7% increase in pretax income. In July 2007, we began accruing margin tax for the entities that acquired the operations through the mergers completed during the quarter.

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

    As of July 31, 2007, we had approximately $37.9 million in excess cash, the majority of which was generated through the operations of the Company, and was invested in short-term, tax-free instruments. In addition to the excess cash, we had $49.1 million under our revolving line of credit, net of standby letters of credit issued, and $8.0 million under our unsecured bank line of credit available to us for general corporate purposes, $24.9 million under extended vendor terms for purchases of inventory and $107.5 million in commitments available to our QSPE for the transfer of receivables.

    In its regularly scheduled meeting on August 24, 2006, our Board of Directors authorized the repurchase of up to $50 million of our common stock, dependent on market conditions and the price of the stock. We expect to fund these purchases with a combination of excess cash, cash flow from operations, borrowings under our revolving credit facilities and proceeds from the sale of owned properties. Through July 31, 2007, we had spent $12.5 million under this authorization to acquire 499,085 shares of our common stock.

    A summary of the significant financial covenants that govern our bank credit facility compared to our actual compliance status at July 31, 2007, is presented below:

                                                                                               Required
                                                                                               Minimum/
                                                                             Actual            Maximum
                                                                        ----------------- -----------------
Debt service coverage ratio must exceed required minimum                   4.53 to 1.00      2.00 to 1.00
Total adjusted leverage ratio must be lower than required maximum          1.62 to 1.00      3.00 to 1.00
Consolidated net worth must exceed required minimum                       $302.7 million    $198.9 million
Charge-off ratio must be lower than required maximum                       0.02 to 1.00      0.06 to 1.00
Extension ratio must be lower than required maximum                        0.03 to 1.00      0.05 to 1.00
Thirty-day delinquency ratio must be lower than required maximum           0.08 to 1.00      0.13 to 1.00

    Note: All terms in the above table are defined by the bank credit facility and may or may not agree directly to the financial statement captions in this document.

    We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and the QSPE's asset-backed securitization facilities. Based on our current operating plans, we believe that cash generated from operations, available borrowings under our bank credit facility and unsecured credit line, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and access to the unfunded portion of the variable funding portion of the QSPE's asset-backed securitization program will be sufficient to fund our operations, store expansion and updating activities, stock repurchases, if any, and capital programs for at least 12 months. However, there are several factors that could decrease cash provided by operating activities, including:

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

    o   increases in personnel costs.

    During  the six  months  ended  July 31,  2007,  net cash used in  operating activities improved $7.2 million from $14.0 million for the six months ended July 31, 2006, to $6.8 million for the six months ended July 31, 2007. Operating cash flows for both periods were negatively impacted by higher than normal payments on accounts payable and accrued expenses, as discussed below. The cash used in operations for the six months ended July 31, 2007, was driven primarily by payments on accounts payable, which was driven by the timing of receipts of inventory, and increased investment in accounts receivable. Our increased investment in accounts receivable was due primarily to increased balances in the sold portfolio and a lower funding rate as a percentage of the sold portfolio. The lower funding rate is being impacted by the QSPE's pay down of its 2002 Series B bond issuance, the increase in the balance of the 2002 Series A variable funding note, and other collateral requirements. The lower funding rate results in a negative impact on operating cash flows of approximately $22.2 million in the current year period. The cash used in operations for the six months ended July 31, 2006, resulted primarily from the timing of payments of accounts payable and federal income and employment taxes, which had been extended due to the impact of hurricanes in the prior fiscal year. Those extended terms ended and deadlines were reached in the quarter ended April 30, 2006, and we were required to satisfy those obligations, negatively impacting our operating cash flows by approximately $18.9 million.

    As noted above, we offer promotional credit programs to certain customers that provide for "same as cash" or deferred interest interest-free periods of varying terms, generally three, six, 12, 18, 24 and 36 months, and require monthly payments beginning in the month after the sale. The various "same as cash" promotional accounts and deferred interest program accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30.0% of eligible securitized receivables. If we exceed this 30.0% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period. The percentage of eligible securitized receivables represented by promotional receivables was 17.0% and 21.0%, as of July 31, 2006 and 2007, respectively. The weighted average promotional period was 11.5 months and 14.5 months for promotional receivables outstanding as of July 31, 2006 and 2007, respectively. The weighted average remaining term on those same promotional receivables was 7.2 months and 10.8 months as of both July 31, 2006 and 2007, respectively. While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables, we receive less income on these receivables, resulting in a reduction of the net interest margin used in the calculation of the gain on the sale of receivables.

    Net cash from investing activities increased by $10.3 million, from $9.6 million used in the fiscal 2007 period to $0.7 million provided in the fiscal 2008 period. The increase in cash provided by investing activities resulted primarily from the sales of property and equipment, partially offset by purchases of property and equipment. We entered into leases for certain of the properties sold. The cash expended for property and equipment was used primarily for construction of new stores and the reformatting of existing stores to better support our current product mix. Based on current plans, we expect to increase expenditures for property and equipment in the remainder of fiscal 2008 as we open additional stores.

    Net cash from financing activities decreased by $8.2 million from $1.4 million provided during the six months ended July 31, 2006 to $6.8 million used during the six months ended July 31, 2007. The increase in cash used by financing activities resulted primarily from an increase in the cash used to purchase treasury stock. During the six months ended July 31, 2007, we used $8.7 million to purchase 331,085 shares of our common stock.

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

    At July 31, 2007, the issuer had issued three series of notes and bonds: the 2002 Series A variable funding note with a total availability of $300 million, three classes of 2002 Series B bonds with an aggregate amount outstanding of $100 million, of which $8.0 million was required to be placed in a restricted cash account for the benefit of the bondholders, and three classes of 2006 Series A bonds with an aggregate amount outstanding of $150 million, of which $6.0 million was required to be placed in a restricted cash account for the benefit of the bondholders. The 2002 Series A variable funding note is composed of a $100 million 364-day tranche, and a $200 million tranche that matures in 2011. The 364-day commitment was recently renewed by the note holder until July 31, 2008. If the net portfolio yield, as defined by agreements, falls below 5.0%, then the issuer may be required to fund additions to the cash reserves in the restricted cash accounts. At July 31, 2007, the net portfolio yield was in compliance with this requirement. Private institutional investors, primarily insurance companies, purchased the 2002 Series B bonds at a weighted fixed rate of 5.25% and 2006 Series A bonds at a weighted fixed rate of 5.75%.

    The issuer is currently in the process of marketing an additional series of fixed rate bonds, but no assurance can be given that a transaction can be completed on terms favorable to it. It is currently anticipated that the transaction will be completed in the third or fourth quarter of the current fiscal year. The proceeds of the new issuance will provide the issuer additional capacity for the purchase of our receivables. If the issuer is unable to complete the new bond issuance or increase the total availability under the 2002 Series A variable funding note, then, after its current funding sources are exhausted, we may have to fund growth in the receivables portfolio until the issuer can obtain additional funding. At July 31, 2007, the issuer had $107.5 million of available capacity under the 2002 Series A variable funding note to fund receivables purchases and the required $10 million principal payments on the 2002 Series B bonds. Additionally, at July 31, 2007, we had $37.9 million of excess cash and $57.1 million of availability under our revolving credit facilities, among other liquidity sources, to provide funding, if needed, to fund receivable portfolio growth.

    We continue to service the transferred accounts for the QSPE, and we receive a monthly servicing fee, so long as we act as servicer, in an amount equal to ..25% multiplied by the average aggregate principal amount of receivables serviced, including the amount of average aggregate defaulted receivables. The issuer records revenues equal to the interest charged to the customer on the receivables less losses, the cost of funds, the program administration fees paid in connection with either the 2002 Series A, 2002 Series B or 2006 Series A bond holders, the servicing fee and additional earnings to the extent they are available.

    The 2002 Series A variable funding note permits the issuer to borrow funds up to $300 million to purchase receivables from us or make principal payments on other bonds, thereby functioning as a "basket" to accumulate receivables. As issuer borrowings under the 2002 Series A variable funding note approach $300 million, the issuer is required to request an increase in the 2002 Series A amount or issue a new series of bonds and use the proceeds to pay down the then outstanding balance of the 2002 Series A variable funding note, so that the basket will once again become available to accumulate new receivables or meet other obligations required under the transaction documents. As of July 31, 2007, borrowings under the 2002 Series A variable funding note were $192.5 million.

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

    A summary of the significant financial covenants that govern the 2002 Series A variable funding note compared to actual compliance status at July 31, 2007, is presented below:

                                                                                               Required
                                                                                               Minimum/
                                                                           As reported         Maximum
                                                                        ----------------- -----------------
Issuer interest must exceed required minimum                              $66.9 million     $63.4 million
Gross loss rate must be lower than required maximum                            3.0%             10.0%
Net portfolio yield must exceed required minimum                               9.0%              2.0%
Payment rate must exceed required minimum                                      6.7%              3.0%

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

Securitization Facilities
We finance most of our customer receivables through asset-backed securitization facilities
                                                                                ----------------------------
                                                                                |                           |
                                                                                |    2002 Series A Note     |
                                                                           ---->|       $300 million        |
                                                                           |    |   Credit Rating: P1/A1    |
                                                                           |    | Three Pillars Funding LLC |
                                                                           |    |                           |
                            Customer Receivables                           |    ----------------------------
                                                                           |
--------------------------  ----------->  --------------------------       |    ----------------------------
|                        |                |                        |       |    |    2002 Series B Bonds    |
|                        |                |       Qualifying       |       |    |       $100 million        |
|         Retail         |                |     Special Purpose    |<---------->|   Private Institutional   |
|         Sales          |                |         Entity         |       |    |        Investors          |
|         Entity         |                |        ("QSPE")        |       |    | Class A: $60.0 mm (Aaa)   |
|                        |                |                        |       |    | Class B: $28.9 mm (A2)    |
|                        |                |                        |       |    | Class C: $11.1 mm (Baa2)  |
--------------------------  <-----------  --------------------------       |    ----------------------------
                                                                           |
                            1. Cash Proceeds                               |    ----------------------------
                            2. Subordinated Securities                     |    |    2006 Series A Bonds    |
                            3. Right to Receive Cash Flows                 |    |       $150 million        |
                               Equal to Interest Spread                    |--->|   Private Institutional   |
                                                                                |         Investors         |
                                                                                | Class A: $90 mm (Aaa)     |
                                                                                | Class B: $43.3 mm (A2)    |
                                                                                | Class C: $16.7 mm (Baa2)  |
                                                                                ----------------------------

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

Item 4.  Controls and Procedures

    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange
Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    During the quarter ended July 31, 2007, we made the following repurchases of our common stock:

                                                         Total # of Shares       Approximate
                                                           Purchased as        Dollar Value of
                                Total # of   Average     Part of Publicly      Shares That May
                                  shares    Price Paid       Announced         Yet Be Purchased
            Period              purchased   per share        Programs         Under the Programs
            ------              ----------  ----------  -------------------  --------------------

May 1 - May 31, 2007               79,500    $  26.10               79,500    $       39,590,473

June 1 - June 30, 2007                  -    $    -                    -      $       39,590,473

July 1 - July 31, 2007             73,585    $  28.23               73,585    $       37,515,273
                                ----------              -------------------

Total                             153,085                          153,085
                                ==========              ===================

Item 4. Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Stockholders held on May 30, 2007, the following proposals were submitted to stockholders with the following results:

        1.  Election of nine directors

                                                        Number of Shares
                                               ---------------------------------
                                                     For             Withheld
                                               ---------------   ---------------
                 Marvin D. Brailsford              22,525,912           178,542
                 Thomas J. Frank, Sr.              13,219,292         9,485,162
                 Jon E. M. Jacoby                  22,395,449           309,005
                 Bob L. Martin                     13,025,867         9,678,587
                 Douglas H. Martin                 13,318,356         9,386,098
                 Dr. William C. Nylin, Jr.         13,341,932         9,362,522
                 Scott L. Thompson                 22,528,072           176,382
                 William T. Trawick                22,401,630           302,824
                 Theodore M. Wright                22,528,072           176,382


        2. Approval of the Audit Committee's appointment of Ernst & Young, LLP as our independent public accountants for the fiscal year ending January 31, 2008.


                                                  Number of Shares
                                               ----------------------
                 For                                      22,692,618
                 Against                                       4,786
                 Abstain                                       7,050
                 Broker Nonvotes                                   -


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

Date: August 30, 2007

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

  10.18.5 Amendment #5 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of April 7, 2007 (filed herewith).

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

  21        Subsidiaries of Conn's, Inc. (filed herewith).

  31.1 Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

  31.2 Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

  32.1 Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

  99.1 Subcertification by Executive Vice-Chairman of the Board in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

  99.2 Subcertification by Chief Operating Officer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

  99.3 Subcertification by Treasurer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

  99.4 Subcertification by Secretary in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

  99.5 Subcertification of Executive Vice-Chairman of the Board, Chief Operating Officer, Treasurer and Secretary in support of Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

    t       Management contract or compensatory plan or arrangement.