Form 10-Q
period 2007-10-31
CONNS INC
filed 2007-11-29
CIK 1223389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2007
                        Commission File Number 000-50421

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 27, 2007:


               Class                                           Outstanding
----------------------------------------                 -----------------------
 Common stock, $.01 par value per share                         23,969,814

                                TABLE OF CONTENTS
                                -----------------


PART I.      FINANCIAL INFORMATION                                      Page No.
             ---------------------                                      --------

Item 1.      Financial Statements..............................................1
-------

             Consolidated Balance Sheets as of January 31, 2007 and
               October 31, 2007................................................1

             Consolidated Statements of Operations for the three and
               nine months ended October 31, 2006 and 2007.....................2

             Consolidated Statement of Stockholders' Equity for the
               nine months ended October 31, 2007..............................3

             Consolidated Statements of Cash Flows for the nine months
               ended October 31, 2006 and 2007.................................4

             Notes to Consolidated Financial Statements........................5

Item 2.      Management's Discussion and Analysis of Financial Condition
-------        and Results of Operations......................................13

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......31
-------

Item 4.      Controls and Procedures..........................................31
-------

PART II.     OTHER INFORMATION
             -----------------

Item 1.      Legal Proceedings................................................32
-------

Item 1A.     Risk Factors.....................................................32
--------

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds......32
-------

Item 4.      Submission of Matters to a Vote of Security Holders..............33
-------

Item 5.      Other Information................................................33
-------

Item 6.      Exhibits.........................................................33
-------


SIGNATURE    .................................................................34

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                  Conn's, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                      Assets                       January 31,     October 31,
                                                      2007            2007
                                                  -------------   -------------
Current assets                                                     (unaudited)
  Cash and cash equivalents....................... $     56,570    $     23,045
  Accounts receivable, net........................       31,448          35,759
  Interests in securitized assets.................      136,848         165,236
  Inventories.....................................       87,098          97,466
  Deferred income taxes...........................          551           2,652
  Prepaid expenses and other assets...............        5,247           4,573
                                                  -------------   -------------
    Total current assets..........................      317,762         328,731
Non-current deferred income tax asset.............        2,920               -
Property and equipment
  Land............................................        9,102           8,011
  Buildings.......................................       13,896          13,083
  Equipment and fixtures..........................       13,650          16,672
  Transportation equipment........................        3,022           2,825
  Leasehold improvements..........................       66,761          69,643
                                                  -------------   -------------
    Subtotal......................................      106,431         110,234
  Less accumulated depreciation...................      (46,991)        (54,872)
                                                  -------------   -------------
    Total property and equipment, net.............       59,440          55,362
Goodwill, net.....................................        9,617           9,617
Debt issuance costs and other assets, net.........          208             167
                                                  -------------   -------------
    Total assets.................................. $    389,947    $    393,877
                                                  =============   =============
       Liabilities and Stockholders' Equity
Current liabilities
  Current portion of long-term debt............... $        110    $        111
  Accounts payable................................       54,045          43,609
  Accrued compensation and related expenses.......        9,234           9,073
  Accrued expenses................................       20,424          23,785
  Income taxes payable............................        3,693             416
  Deferred revenues and allowances................        9,516          13,808
                                                  -------------   -------------
    Total current liabilities.....................       97,022          90,802
Long-term debt....................................           88              28
Non-current deferred income tax liability.........            -             123
Deferred gains on sales of property...............          309           1,314
Stockholders' equity
  Preferred stock ($0.01 par value, 1,000,000
   shares authorized; none issued or outstanding)            -               -
  Common stock ($0.01 par value, 40,000,000 shares
   authorized; 23,809,522 and 23,969,814 shares
   issued at January 31, 2007 and October 31,
   2007, respectively)............................          238             240
  Additional paid-in capital......................       93,365          97,235
  Accumulated other comprehensive income..........        6,305               -
  Retained earnings...............................      196,417         228,672
  Treasury stock, at cost, 168,000 and 1,041,185
   shares, respectively...........................       (3,797)        (24,537)
                                                  -------------   -------------
    Total stockholders' equity....................      292,528         301,610
                                                  -------------   -------------
      Total liabilities and stockholders' equity.. $    389,947    $    393,877
                                                  =============   =============


See notes to consolidated financial statements.

                                            Conn's, Inc.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (unaudited)
                              (in thousands, except earnings per share)

                                                            Three Months Ended        Nine Months Ended
                                                               October 31,               October 31,
                                                         ------------------------  ------------------------
                                                             2006         2007         2006         2007
                                                         -----------  -----------  -----------  -----------


Revenues
  Product sales.......................................... $  139,594   $  155,657   $  448,750   $  486,089
  Service maintenance agreement commissions, net.........      6,845        8,336       21,875       26,688
  Service revenues.......................................      5,951        6,059       17,107       17,641
                                                         -----------  -----------  -----------  -----------

    Total net sales......................................    152,390      170,052      487,732      530,418
  Finance charges and other..............................     21,303       19,314       60,353       67,785
                                                         -----------  -----------  -----------  -----------
    Total revenues.......................................    173,693      189,366      548,085      598,203

Cost and expenses
  Cost of goods sold, including warehousing
   and occupancy costs...................................    110,627      125,359      356,112      390,007
  Cost of parts sold, including warehousing
   and occupancy costs...................................      1,834        2,257        4,788        6,246
  Selling, general and administrative expense............     49,701       54,760      144,790      161,129
  Provision for bad debts................................        526          582          959        1,490
                                                         -----------  -----------  -----------  -----------
    Total cost and expenses..............................    162,688      182,958      506,649      558,872
                                                         -----------  -----------  -----------  -----------

Operating income.........................................     11,005        6,408       41,436       39,331
Interest income, net.....................................      (141)        (110)        (512)        (601)
Other income, net........................................       (19)         (34)        (773)        (920)
                                                         -----------  -----------  -----------  -----------
Income before income taxes...............................     11,165        6,552       42,721       40,852

Provision for income taxes...............................      4,011        2,531       15,074       14,228
                                                         -----------  -----------  -----------  -----------
Net income............................................... $    7,154   $    4,021   $   27,647   $   26,624
                                                         ===========  ===========  ===========  ===========

Earnings per share
  Basic.................................................. $     0.30   $     0.17   $     1.17   $     1.14
  Diluted................................................ $     0.30   $     0.17   $     1.14   $     1.11
Average common shares outstanding
  Basic..................................................     23,698       23,077       23,658       23,375
  Diluted................................................     24,165       23,550       24,318       23,907


See notes to consolidated financial statements.

                                                 Conn's, Inc.
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      Nine Months Ended October 31, 2007
                                                  (unaudited)
                                   (in thousands, except descriptive shares)

                                                                   Accum.
                                                                   Other
                                            Common Stock          Compre-     Additional
                                      ------------------------    hensive      Paid-in     Retained      Treasury
                                        Shares       Amount        Income      Capital     Earnings       Stock        Total
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance January 31, 2007..............     23,810   $      238   $    6,305   $   93,365   $  196,417   $   (3,797)  $  292,528

Cumulative effect of changes
 in accounting principles.............                               (6,305)                    5,631                      (674)

Exercise of options to
 acquire shares of common stock,
 incl. tax benefit....................        151            2                     1,866                                  1,868

Issuance of shares of common stock
 under Employee Stock Purchase Plan...          9                                    185                                    185

Stock-based compensation..............                                             1,819                                  1,819

Purchase of 873,185 shares of
 treasury stock.......................                                                                     (20,740)     (20,740)

Net income............................                                                         26,624                    26,624
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance October 31, 2007..............     23,970   $      240   $        -   $   97,235   $  228,672   $  (24,537)  $  301,610
                                      ===========  ===========  ===========  ===========  ===========  ===========  ===========


See notes to consolidated financial statements.

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited) (in thousands)

                                                       Nine Months Ended
                                                          October 31,
                                                  -----------------------------
                                                       2006            2007
                                                  -------------   -------------

Cash flows from operating activities
  Net income...................................... $     27,647    $     26,624
  Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
    Depreciation..................................        9,292           9,421
    Amortization..................................         (336)           (545)
    Provision for bad debts.......................          959           1,490
    Stock-based compensation......................        1,008           1,819
    Discounts on promotional credit...............        1,001             742
    Gains recognized on sales of receivables......      (14,182)        (20,318)
    Decrease in fair value of interests in
     securitized assets...........................            -           4,346
    Provision for deferred income taxes...........          292            (788)
    Gains from sales of property and equipment....         (773)           (920)
  Changes in operating assets and liabilities:
    Accounts receivable...........................       14,728         (18,956)
    Inventory.....................................       (3,237)        (10,368)
    Prepaid expenses and other assets.............       (1,436)            674
    Accounts payable..............................       (8,634)        (10,436)
    Accrued expenses..............................       (8,392)          3,200
    Income taxes payable..........................       (8,148)         (1,173)
     Deferred revenue and allowances..............        1,301           3,578
                                                  -------------   -------------
Net cash provided by (used in) operating
 activities.......................................       11,090         (11,610)
                                                  -------------   -------------
Cash flows from investing activities
  Purchase of property and equipment..............      (15,681)        (12,043)
  Proceeds from sales of property.................        2,272           8,897
                                                  -------------   -------------
Net cash used in investing activities.............      (13,409)         (3,146)
                                                  -------------   -------------
Cash flows from financing activities
  Proceeds from stock issued under employee
   benefit plans..................................        1,695           2,053
  Purchase of treasury stock......................         (684)        (20,740)
  Excess tax benefits from stock-based
   compensation...................................          196               2
  Borrowings under lines of credit................       13,400           5,200
  Payments on lines of credit.....................      (13,400)         (5,200)
  Borrowings under promissory notes...............          208               -
  Payment of promissory notes.....................         (145)            (84)
                                                  -------------   -------------
Net cash provided by (used in) financing
 activities.......................................        1,270         (18,769)
                                                  -------------   -------------
Net change in cash................................       (1,049)        (33,525)
Cash and cash equivalents
  Beginning of the year...........................       45,176          56,570
                                                  -------------   -------------
  End of period................................... $     44,127    $     23,045
                                                  =============   =============


See notes to consolidated financial statements.

                                  Conn's, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                October 31, 2007

1.  Summary of Significant Accounting Policies

    Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended October 31, 2007, are not necessarily indicative of the results that may be expected for the year ending January 31, 2008. The financial statements should be read in conjunction with the Company's (as defined below) audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed on March 29, 2007.

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

    The Company enters into securitization transactions to sell its retail installment and revolving customer receivables and retains servicing responsibilities and subordinated interests. These securitization transactions are accounted for as sales in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, because the Company has relinquished control of the receivables. Additionally, the Company has transferred the receivables to a qualifying special purpose entity (QSPE). Accordingly, neither the transferred receivables nor the accounts of the QSPE are included in the consolidated financial statements of the Company. The Company's retained interest in the transferred receivables is valued under the requirements of SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, and SFAS No. 157, Fair Value Measurements.

    Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See the discussion under Note 2 regarding the change in the discount rate used in the Company's valuation of its Interests in securitized assets.

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

                                                                        Three Months Ended
                                                                           October 31,
                                                                   ----------------------------
                                                                        2006           2007
                                                                   -------------  -------------

Common stock outstanding, net of treasury stock, beginning of
 period............................................................   23,697,318     23,464,538
Weighted average common stock issued in stock option exercises.....       15,100          1,100
Weighted average common stock issued to employee stock purchase
 plan..............................................................        1,184          1,109
Weighted average number of restricted shares forfeited.............            -         (1,141)
Less: Weighted average treasury shares purchased...................      (15,185)      (389,056)
                                                                   -------------  -------------
Shares used in computing basic earnings per share..................   23,698,417     23,076,550
Dilutive effect of stock options, net of assumed repurchase of
 treasury stock....................................................      466,741        473,808
                                                                   -------------  -------------
Shares used in computing diluted earnings per share................   24,165,158     23,550,358
                                                                   =============  =============


                                                                        Nine Months Ended
                                                                           October 31,
                                                                   ----------------------------
                                                                        2006           2007
                                                                   -------------  -------------

Common stock outstanding, net of treasury stock, beginning of
 period............................................................   23,571,564     23,641,522
Weighted average common stock issued in stock option exercises.....       87,919         85,344
Weighted average common stock issued to employee stock purchase
 plan..............................................................        3,282          4,180
Weighted average number of restricted shares forfeited.............            -           (385)
Less: Weighted average treasury shares purchased...................       (5,117)      (355,389)
                                                                   -------------  -------------
Shares used in computing basic earnings per share..................   23,657,648     23,375,272
Dilutive effect of stock options, net of assumed repurchase of
 treasury stock....................................................      659,870        532,176
                                                                   -------------  -------------
Shares used in computing diluted earnings per share................   24,317,518     23,907,448
                                                                   =============  =============

    Application of APB 21 to Promotional Credit Programs that Exceed One Year in Duration. The Company offers promotional credit payment plans, on certain products, that extend beyond one year. In accordance with APB 21, Interest on Receivables and Payables, such sales are discounted to their fair value resulting in a reduction in sales and receivables, and the amortization of the discount amount over the term of the deferred interest payment plan. The difference between the gross sale and the discounted amount is reflected as a reduction of Product sales in the consolidated statements of operations and the amount of the discount being amortized in the current period is recorded in Finance charges and other. For the three months ended October 31, 2006 and 2007, Product sales were reduced by $1.7 million and $1.5 million, respectively, and Finance charges and other was increased by $0.8 million and $1.5 million, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount. For the nine months ended October 31, 2006 and 2007, Product sales were reduced by $3.3 million and $5.1 million, respectively, and Finance charges and other was increased by $2.3 million and $4.3 million, respectively, to effect the adjustment to fair value and to reflect the appropriate amortization of the discount.

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

    During June 2007, the Company completed a reorganization to simplify its legal entity structure by merging certain of its Texas limited partnerships into their corporate partners. The reorganization also resulted in the one-time elimination of the Texas margin tax owed by those partnerships, representing virtually all of the margin tax owed by the Company. Accordingly, the Company reversed approximately $0.9 million of accrued Texas margin tax as of June 2007, net of federal income tax. The Company began accruing the margin tax for the entities that acquired the operations through the mergers in July 2007.

    Sale and Leaseback Transactions. During the nine months ended October 31, 2007, the Company completed transactions involving certain real estate assets that qualify for sales-leaseback treatment. As a result, a portion of the gains resulting from the transactions are being deferred and amortized as a reduction of rent expense on a straight-line basis over the minimum lease term. The deferred gains of $1.3 million recorded during the nine months ended October 31, 2007, are included in Deferred gains on sales of property.

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

    Because of its adoption of SFAS No. 159, effective February 1, 2007, the Company was required to adopt the provisions of SFAS No. 157, Fair Value Measurements. This statement establishes a framework for measuring fair value and defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." The Company estimates the fair value of its Interests in securitized assets using a discounted cash flow model with most of the inputs used being unobservable inputs. The primary unobservable inputs, which are derived principally from the Company's historical experience, with input from its investment bankers and financial advisors, include the estimated portfolio yield, credit loss rate, discount rate, payment rate and delinquency rate and reflect the Company's judgments about the assumptions market participants would use in determining fair value. In determining the cost of borrowings, the Company uses current actual borrowing rates, and adjusts them, as appropriate, using interest rate futures data from market sources to project interest rates over time. Changes in the assumptions over time, including varying credit portfolio performance, market interest rate changes, market participant risk premiums required, or a shift in the mix of funding sources, could result in significant volatility in the fair value of the Interest in securitized assets, and thus the earnings of the Company.

    For the three and nine months ended October 31, 2007, Finance charges and other included non-cash decreases in the fair value our interests in securitized assets of $4.0 million and $4.3 million, respectively, reflecting primarily a higher risk premium added to the discount rate assumption resulting from the volatility in the financial markets, plus adjustments for other changes in the fair value assumptions, partially offset by lower interest rates, including the risk-free interest rate (see reconciliation of the balance of Interests in securitized assets below). During the three month period ended October 31, 2007, returns required by market participants on many investments increased significantly as a result of disruption in the asset-backed securities markets due to increased losses and delinquencies on sub-prime real estate mortgages. Though the Company does not anticipate any significant variation from the current earnings and cash flow performance of the securitized credit portfolio, it increased the risk premium included in the discount rate assumption used in the determination of the fair value of its interests in securitized assets to reflect the higher estimated return on investment it believes a market participant would require if purchasing the asset. Based on a review of the changes in market risk premiums during the three months ended October 31, 2007, and discussions with its investment bankers and financial advisors, the Company estimated that a market participant would require an approximately 300 basis point increase in the required return. As a result, the Company increased the weighted average discount rate assumption from 14.3% at July 31, 2007, to 16.4% at October 31, 2007, after reflecting a 90 basis point decrease in the risk-free interest rate included in the discount rate assumption. This change in estimate for the risk premium on the discount rate, net of the change in the risk-free rate, resulted in a charge to pretax income of $3.7 million, a charge to net income of $2.4 million, and reduced basic and diluted earnings per share by $0.10, for the three and nine months ended October 31, 2007. If the credit operations perform in-line with the assumptions for losses, borrowing costs and the other portfolio related assumptions, none of which have changed significantly from those used at July 31, 2007, this increase in the discount rate will have the effect of deferring income to future periods, but not permanently reducing securitization income or the earnings of the Company. The deferred earnings will be recognized in future periods as interest income on the Interests in securitized assets as the actual cash flows on the receivables are realized. If a market participant were to require a return on investment that is 100 basis points higher than estimated in the Company's calculation, the fair value of its interests in securitized assets would be decreased by an additional $1.7 million. The Company will continue to monitor financial market conditions and, each quarter, as it reassesses the assumptions used may adjust its assumptions of the return a market participant will require up or down. As the discount rate or other assumptions change, the Company expects to record additional non-cash gains or losses in future periods.

    The following is a reconciliation of the beginning and ending balances of the Interests in securitized assets for the three and nine months ended October 31, 2007 (in thousands):

 Balance of Interests in securitized assets at July 31, 2007...... $    166,130

 Amounts recorded in Finance charges and other:
     Fair value increase associated with change in portfolio
      balances....................................................          118
     Fair value increase due to changing portfolio yield..........           17
     Fair value increase due to lower projected interest rates....          267
     Fair value decrease due to changes in funding mix............         (492)
     Fair value decrease due to higher portfolio turnover rate....         (191)
     Fair value increase due to change in risk-free interest rate
      component of discount rate..................................        1,367
     Fair value decrease due to higher risk premium included in
      discount rate...............................................       (5,034)
     Other changes................................................          (51)
                                                                  -------------
     Net Losses included in Finance charges and other.............       (3,999)

 Change in balance of subordinated security and equity interest
  due to transfers of receivables.................................        3,105

                                                                  -------------
 Balance of Interests in securitized assets at October 31, 2007... $    165,236
                                                                  =============


 Balance of Interests in securitized assets at January 31, 2007... $    136,848

 Amounts recorded in Finance charges and other:
     Fair value increase associated with change in portfolio
      balances....................................................          727
     Fair value increase due to change in portfolio yield.........          221
     Fair value increase due to lower projected interest rates....          463
     Fair value decrease due to higher expected funding mix.......       (1,778)
     Fair value decrease due to higher portfolio turnover rate....         (634)
     Fair value increase due to change in risk-free interest rate
      component of discount rate..................................        1,772
     Fair value decrease due to higher risk premium included in
      discount rate...............................................       (5,034)
     Other changes................................................          (83)
                                                                  -------------
     Net Losses included in Finance charges and other.............       (4,346)

 Change in balance of subordinated security and equity interest
  due to transfers of receivables.................................       32,734

                                                                  -------------
 Balance of Interests in securitized assets at October 31, 2007... $    165,236
                                                                  =============

    Effective February 1, 2007, the Company was required to adopt the provisions SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140. This statement requires companies to measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period the changes occur, or amortize servicing assets or servicing liabilities in proportion to and over the estimated net servicing income or loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. The Company receives a servicing fee each month equal to 0.25% of the average outstanding sold portfolio balance, plus late fees and other customer fees collected. Servicing fees collected during the three months ended October 31, 2006 and 2007, totaled $5.3 million and $6.2 million, respectively, and are reflected in Finance charges and other. Servicing fees collected during the nine months ended October 31, 2006 and 2007, totaled $15.4 million and $17.9 million, respectively, and are reflected in Finance charges and other. In connection with the adoption of SFAS No. 156 the Company elected to measure its servicing asset or liability at fair value, and report changes in the fair value in earnings in the period of change. As such, a $0.7 million cumulative-effect adjustment was recorded to Retained earnings at February 1, 2007, net of related tax effects, to recognize a $1.1 million servicing liability. The Company uses a discounted cash flow model to estimate its servicing liability using the portfolio performance and discount rate assumptions discussed above, and an estimate of the servicing fee a market participant would require to service the portfolio. In developing its estimate, based on the provisions of SFAS No. 157, the Company reviewed available information regarding the servicing fees received by other companies and estimated an expected risk premium a market participant would add to the current fee structure to receive adequate compensation. During the three and nine months ended October 31, 2007, the Company recorded $15,000 of income and $45,000 of expense, respectively, in Finance charges and other.

    Effective February 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. No cumulative adjustment was required to effect the adoption of FIN 48 and the Company currently has no liability accrued or potential penalties or interest recorded for uncertain tax positions. To the extent penalties and interest are incurred, the Company records these charges as a component of its Provision for income taxes. The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. Tax returns for the fiscal years subsequent to January 31, 2004, remain open for examination by the Company's major taxing jurisdictions.

3.  Supplemental Disclosure of Revenue and Comprehensive Income

    The following is a summary of the classification of the amounts included as Finance charges and other for the three and nine months ended October 31, 2006 and 2007 (in thousands):

                                                 Three Months Ended    Nine Months Ended
                                                     October 31,          October 31,
                                                --------------------  --------------------
                                                   2006       2007       2006       2007
                                                ---------  ---------  ---------  ---------
Securitization income........................... $ 16,783   $ 14,115   $ 45,294   $ 50,453
Insurance commissions...........................    4,074      5,114     13,069     15,948
Other...........................................      446         85      1,990      1,384
                                                ---------  ---------  ---------  ---------
Finance charges and other....................... $ 21,303   $ 19,314   $ 60,353   $ 67,785
                                                =========  =========  =========  =========

    The components of total comprehensive income for the three and nine months ended October 31, 2006 and 2007, are presented in the table below (in thousands):

                                                 Three Months Ended    Nine Months Ended
                                                     October 31,          October 31,
                                                --------------------  --------------------
                                                   2006       2007       2006       2007
                                                ---------  ---------  ---------  ---------
Net income...................................... $  7,154   $  4,021   $ 27,647   $ 26,624
Adjustment of fair value of securitized assets..   (6,628)         -     (6,644)         -
Taxes on adjustment of fair value...............    2,395          -      2,276          -
                                                ---------  ---------  ---------  ---------
Total comprehensive income...................... $  2,921   $  4,021   $ 23,279   $ 26,624
                                                =========  =========  =========  =========

4.  Supplemental Disclosure Regarding Managed Receivables

    The following tables present quantitative information about the receivables portfolios managed by the Company (in thousands):

                                               Total Principal Amount   Principal Amount 60 Days
                                                   of Receivables         or More Past Due (1)
                                              ------------------------  ------------------------
                                              January 31,  October 31,  January 31,  October 31,
                                                 2007         2007         2007         2007
                                              -----------  -----------  -----------  -----------
 Primary portfolio:
       Installment............................ $  382,482   $  430,015   $   24,853   $   28,673
       Revolving..............................     53,125       48,710        1,171        1,562
                                              -----------  -----------  -----------  -----------
 Subtotal.....................................    435,607      478,725       26,024       30,235
 Secondary portfolio:
       Installment............................    133,944      139,836       11,638       17,468
                                              -----------  -----------  -----------  -----------
 Total receivables managed....................    569,551      618,561       37,662       47,703
 Less receivables sold........................    559,619      609,425       35,677       45,579
                                              -----------  -----------  -----------  -----------
 Receivables not sold.........................      9,932        9,136   $    1,985   $    2,124
                                                                        ===========  ===========
 Non-customer receivables.....................     21,516       26,623
                                              -----------  -----------
       Total accounts receivable, net......... $   31,448   $   35,759
                                              ===========  ===========

(1) Amounts are based on end of period balances. The principal amount 60 days or more past due relative to total receivables managed is not necessarily indicative of relative balances expected at other times during the year due to seasonal fluctuations in delinquency.

                                                  Average Balances      Net Credit Charge-offs (1)
                                              ------------------------  ------------------------
                                                 Three Months Ended        Three Months Ended
                                                     October 31,               October 31,
                                              ------------------------  ------------------------
                                                  2006         2007         2006         2007
                                              -----------  -----------  -----------  -----------
 Primary portfolio:
       Installment............................ $  366,440   $  423,115
       Revolving..............................     46,637       48,930
                                              -----------  -----------
 Subtotal.....................................    413,077      472,045   $    2,897   $    3,407
 Secondary portfolio:
       Installment............................    119,884      140,832          906        1,456
                                              -----------  -----------  -----------  -----------
 Total receivables managed....................    532,961      612,877        3,803        4,863
 Less receivables sold........................    522,722      603,728        3,517        4,548
                                              -----------  -----------  -----------  -----------
 Receivables not sold......................... $   10,239   $    9,149   $      286   $      315
                                              ===========  ===========  ===========  ===========

                                                  Average Balances      Net Credit Charge-offs (1)
                                              ------------------------  ------------------------
                                                 Nine Months Ended         Nine Months Ended
                                                    October 31,               October 31,
                                              ------------------------  ------------------------
                                                  2006         2007         2006         2007
                                              -----------  -----------  -----------  -----------
 Primary portfolio:
       Installment............................ $  369,660   $  402,498
       Revolving..............................     44,345       51,325
                                              -----------  -----------
 Subtotal.....................................    414,005      453,823   $   10,772   $    8,900
 Secondary portfolio:
       Installment............................    112,598      140,712        2,764        3,337
                                              -----------  -----------  -----------  -----------
 Total receivables managed....................    526,603      594,535       13,536       12,237
 Less receivables sold........................    516,263      585,104       12,916       11,552
                                              -----------  -----------  -----------  -----------
 Receivables not sold......................... $   10,340   $    9,431   $      620   $      685
                                              ===========  ===========  ===========  ===========

(1) Amounts represent total credit charge-offs, net of recoveries, on total receivables. The increased level of net credit losses for the nine months ended October 31, 2006, were primarily a result of the impact on our credit collection operations of Hurricane Rita that hit the Culf coast during September 2005.

5.  Debt and Letters of Credit

    At October 31, 2007, the Company had $47.6 million of its $50 million revolving credit facility available for borrowings. The amounts utilized under the revolving credit facility reflected $2.4 million related to letters of credit issued under the facility. This credit facility matures in October 2010.

    There were no amounts outstanding under a short-term revolving bank agreement that provides up to $8.0 million of availability on an unsecured basis. This unsecured facility matures in June 2008.

    The Company utilizes unsecured letters of credit to secure a portion of the QSPE's asset-backed securitization program, deductibles under the Company's property and casualty insurance programs and international product purchases. At October 31, 2007, the Company had outstanding unsecured letters of credit of $24.2 million. These letters of credit were issued under the three following separate facilities:

    o The Company has a $5.0 million sub limit provided under its revolving line of credit for stand-by and import letters of credit. At October 31, 2007, $2.4 million of letters of credit were outstanding and callable at the option of the Company's property and casualty insurance carriers if the Company does not honor its requirement to fund deductible amounts as billed under its insurance programs.

    o The Company has arranged for a $20.0 million stand-by letter of credit to provide assurance to the trustee of the asset-backed securitization program that funds collected by the Company, as the servicer, would be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year and expires in August 2008.

    o The Company obtained a $10.0 million commitment for trade letters of credit to secure product purchases under an international arrangement. At October 31, 2007, there was $1.8 million outstanding under this commitment. The letter of credit commitment expires in May 2008. No letter of credit issued under this commitment can have an expiration date more than 180 days after the commitment expiration date.

    The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which total $35.0 million as of October 31, 2007.

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

    Service Maintenance Agreement Obligations. The Company sells service maintenance agreements that extend the period of covered warranty service on the products the Company sells. For certain of the service maintenance agreements sold, the Company is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The typical term for these agreements is between 12 and 36 months. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sale and recorded in revenues in the statement of operations over the life of the agreements. The revenues deferred related to these agreements totaled $3.6 million and $4.3 million, respectively, as of January 31, 2007 and October 31, 2007, and are included on the face of the balance sheet in Deferred revenues and allowances.

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

        o our ability to open and profitably operate new stores in existing, adjacent and new geographic markets;

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

        o the ability of the QSPE to obtain additional funding for the purpose of purchasing our receivables, including limitations on the ability of the QSPE to obtain financing through its commercial paper-based funding sources;

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

        o changes in the assumptions used in the valuation of our interests in securitized assets at fair value;

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

    On February 1, 2007, we were required to adopt Statement of Financial Accounting Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments. Among other things, this statement established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, we had the option to choose to early adopt the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. We elected to early adopt SFAS No. 159 because we believe it provides a more easily understood presentation for financial statement users. This election resulted in us including all changes in the fair value of our Interests in securitized assets in current earnings, in Finance charges and other, beginning February 1, 2007. Previously, most changes in the fair value of our Interests in securitized assets were recorded in Other comprehensive income, which was included in Stockholders' equity. SFAS Nos. 155 and 159 do not allow for retrospective application of these changes in accounting principle, as such, no adjustments have been made to the amounts disclosed in the financial statements for periods ending prior to February 1, 2007. Additionally, effective February 1, 2007, we adopted SFAS No. 157, Fair Value Measurements, which established a framework for measuring fair value, based on the assumptions we believe market participants would use to value assets or liabilities to be exchanged. Changes in the assumptions over time, including varying credit portfolio performance, market interest rate changes, market participant risk premiums required, or a shift in the mix of funding sources, could result in significant volatility in the fair value of the Interest in securitized assets, and thus our earnings.

    During the three month period ended October 31, 2007, risk premiums required by market participants on many investments increased significantly as a result of disruption in the asset-backed securities markets due to increased losses and delinquencies in sub-prime real estate mortgages. Though we do not anticipate any significant variation from the current earnings and cash flow performance of the securitized credit portfolio, we increased the risk premium included in the discount rate assumption used in the determination of the fair value of our interests in securitized assets to reflect the higher estimated return on investment we believe a market participant would require if purchasing the asset. Based on a review of the changes in market risk premiums during the three months ended October 31, 2007, and discussions with our investment bankers and financial advisors, we estimated that a market participant would require an approximately 300 basis point increase in the required return. As a result, we increased the weighted average discount rate assumption from 14.3% at July 31, 2007, to 16.4% at October 31, 2007, after reflecting a 90 basis point decrease in the risk-free interest rate included in the discount rate assumption. If the credit operations perform in-line with the assumptions for losses, borrowing costs and the other portfolio related assumptions, none of which have changed significantly from those used at July 31, 2007, this increase in the discount rate will have the effect of deferring income to future periods, but not permanently reducing securitization income or our earnings. The deferred earnings will be recognized in future periods as interest income on our Interests in securitized assets as the actual cash flows on the receivables are realized. If a market participant were to require a return on investment that is 100 basis points higher than we estimated in the fair value calculation, the fair value of our interests in securitized assets would be decreased by an additional $1.7 million.

    We were also required to adopt the provisions of SFAS No. 156, Accounting for Servicing of Financial Assets, effective on February 1, 2007. As a result of the adoption of this pronouncement, along with the requirements of SFAS No. 157, we recorded a $1.1 million servicing liability on the balance sheet in Deferred revenues and allowances. Any changes in the fair value of the liability are recorded in the period of change in the statement of operations in Finance charges and other. As with the other changes discussed above, no adjustments have been made to the financial statements for periods ending prior to February 1, 2007. See the notes to the financial statements for discussion of the impacts on the financial statements for the three and nine months ended October 31, 2007.

    We are a specialty retailer that sells major home appliances, including refrigerators, freezers, washers, dryers, dishwashers and ranges, a variety of consumer electronics, including micro-display projection, plasma and LCD flat-panel televisions, camcorders, digital cameras, DVD players (both standard and high definition), video game equipment, portable audio and home theater products, lawn and garden products, mattresses and furniture. We also sell home office equipment, including computers and computer accessories and continue to introduce additional product categories for the consumer and their home to help increase same store sales and to respond to our customers' product needs. We require our sales associates to be knowledgeable of all of our products, but to specialize in certain specific product categories.

    We currently operate 65 retail locations in Texas and Louisiana, and have several other stores under development.

    Unlike many of our competitors, we provide flexible in-house credit options for our customers. In the last three years, we financed, on average, approximately 58% of our retail sales through our internal credit programs. We finance a large portion of our customer receivables through an asset-backed securitization facility, and we derive servicing fee income and interest income from these assets. As part of our asset-backed securitization facility, we have created a qualifying special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and issue medium-term and variable funding notes secured by the receivables to third parties to finance its acquisition of the receivables. We transfer receivables, consisting of retail installment and revolving account receivables extended to our customers, to the issuer in exchange for cash and subordinated securities.

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

Executive Overview

    This narrative is intended to provide an executive level overview of our operations for the three and nine months ended October 31, 2007. A detailed explanation of the changes in our operations for these periods as compared to the prior year is included under Results of Operations. As explained in that section, our pretax income for the quarter ended October 31, 2007, decreased approximately $4.6 million, or 41.3%, primarily as a result of a $4.0 million non-cash decrease in the fair value of our interests in securitized assets. Some of the more specific items impacting our operating and pretax income were:

o   Same store sales for the quarter and nine months increased by 6.8% and 3.5%,
    respectively,   as  compared  to  a  3.7%   decrease   and  6.5%   increase,
    respectively, in the prior year.

o The addition of stores in our existing Houston, Dallas/Fort Worth and San Antonio markets and a new store in Brownsville had a positive impact on our revenues. We achieved approximately $7.3 million and $27.3 million of increases in product sales and service maintenance agreement commissions for the three and nine months ended October 31, 2007, respectively, from the new stores that were opened in these markets after February 1, 2006. Our plans provide for the opening of additional stores in and around existing markets during fiscal 2008 as we focus on leveraging our existing infrastructure.

o Deferred interest and "same as cash" plans continue to be an important part of our sales promotion plans and are utilized to provide a wide variety of financing to enable us to appeal to a broader customer base. For the three and nine months ended October 31, 2007, $55.0 million, or 35.3%, and $143.1 million, or 29.4%, respectively of our product sales were financed by deferred interest and "same as cash" plans. This volume of promotional credit as a percent of product sales is consistent with our use of this type of credit product before the hurricanes in late 2005. For the comparable periods in the prior year, product sales financed by deferred interest and "same as cash" sales were $39.5 million, or 28.3% and $105.3 million, or 23.5%, respectively. Our promotional credit programs (same as cash and deferred interest programs), which require monthly payments, are reserved for our highest credit quality customers, thereby reducing the overall risk in the portfolio, and are used primarily to finance sales of our highest margin products. We expect to continue to offer extended term promotional credit in the future.

o Our gross margin decreased from 35.3% to 32.6% for the three months ended October 31, 2007, and from 34.2% to 33.8% for the nine months ended October 31, 2007, when compared to the same period in the prior year. The decline for the three and nine month periods ended October 31,2007, resulted primarily from a $4.0 million and $4.3 million, respectively, non-cash decrease in the fair value of our interests in securitized assets, in addition to a decrease in product margin. The gross margin would have been 34.0% and 34.2%, excluding the fair value decrease, for the three and nine months ended October 31, 2007, respectively. The product gross margins decreased from 20.8% to 19.5% for the three months ended October 31, 2007, and from 20.6% to 19.8% for the nine months ended October 31, 2007, when compared to the same period in the prior year, and were negatively impacted by a highly price competitive retail market, especially on consumer electronics and appliances. In the nine month period, partially offsetting these negative impacts, there was a decline in net credit losses, included in Finance charges and other.

o Finance charges and other decreased 9.3% for the quarter ended October 31, 2007, and increased 12.3% for the nine months ended October 31, 2007, as:

        o securitization income decreased by 15.9% for the three months ended October 31, 2007, and increased by 11.4% for the nine months ended October 31, 2007, respectively. The decline for the three month period and the slower growth for the nine month period ended October 31, 2007, were driven primarily by the $4.0 million non-cash decrease in the fair value of our interests in securitized assets, recorded during the three months ended October 31, 2007. The decrease in the fair value of our Interests in securitized assets was primarily a result of an increase in the estimated risk premium expected by a market participant included in the discount rate assumption used in the discounted cash flow model used to determine the fair value of our interests in securitized assets. The risk premium included in the discount rate assumption was increased due to the disruption in the financial markets during the period caused by the sub-prime mortgage issues and is not related to the performance of the credit portfolio or our credit collection operations.

        o insurance commissions grew 25.5% and 22.0% for the three and nine months ended October 31, 2007, respectively, primarily as a result of increased sales. Lower credit charge-offs in the nine months ended October 31, 2007, which resulted in reduced insurance cancellations, also benefited insurance commissions.

o During the three months ended October 31, 2007, Selling, general and administrative (SG&A) expense increased as a percent of revenues to 28.9% from 28.7% in the prior year period. During the nine months ended October 31, 2007, SG&A increased as a percent of revenues to 26.9% from 26.4%, when compared to the prior year. Had total revenues for the periods not been negatively effected by the $4.0 million non-cash decrease in the fair value of our Interests in securitized assets recorded during the quarter, SG&A as a percent of revenues would have been 28.3% and 26.7% for the three and nine month periods, respectively. The 40 basis point decline for the three months ended October 31, 2007, was driven primarily by lower advertising expense.

o The provision for income taxes for the three months ended October 31, 2007, was negatively impacted by the Texas margin tax, which is based on gross margin, and resulted in an increase in our effective tax rate from 35.9% to 38.6%. The provision for income taxes for the nine months ended October 31, 2007, benefited from a $0.9 million reduction attributable to the reversal of previously accrued Texas margin tax as a result of the legal entity reorganization completed during the nine months ended October 31, 2007.

Operational Changes and Resulting Outlook

    We have under development and expect to open 11 stores by July 31, 2008, including two replacement stores and a new store in Oklahoma City, Oklahoma. We have additional sites under consideration for future development.

    On May 18, 2006, the Governor of Texas signed a tax bill that modified the existing franchise tax, with the most significant change being the replacement of the existing base with a tax based on margin. Taxable margin is generally defined as total federal tax revenues minus the greater of (a) cost of goods sold or (b) compensation. The tax rate to be paid by retailers and wholesalers is 0.5% on taxable margin. During June 2007, we completed a reorganization to simplify our legal entity structure, by merging certain of our Texas limited partnerships into their corporate partners. The reorganization also resulted in the one-time elimination of the Texas margin tax owed by those partnerships, representing virtually all of the margin tax owed by us. Accordingly, we reversed approximately $0.9 million of accrued Texas margin tax as of June 2007, net of federal tax. The Company began accruing the margin tax for the entities that acquired the operations through the mergers in July 2007 and expects its effective tax rate to be between 36.5% and 37.5% in future quarters.

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

Application of Critical Accounting Policies

    In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information, advice of experts and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as "critical accounting estimates." We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of October 31, 2007.

    Transfers of Financial Assets. We transfer customer receivables to a QSPE that issues asset-backed securities to third party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. As we transfer the accounts we record an asset representing our interest in the cash flows of the QSPE, which is the difference between the interest earned on customer accounts and the cost associated with financing and servicing the transferred accounts, including a provision for bad debts associated with the transferred accounts, plus our retained interest in the transferred receivables, discounted using a return that would be expected by a third-party investor. We recognize the income from our interest in these transferred accounts as gains on the transfer of the asset, interest income and servicing fees. This income is recorded as Finance charges and other in our consolidated statements of operations. Additionally, as a result of our adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective February 1, 2007, we record all changes in the fair value of our Interests in securitized assets in current earnings, in Finance charges and other. Previously, most changes in the fair value of our Interests in securitized assets were recorded in Other comprehensive income. Effective February 1, 2007, we adopted SFAS No. 157, Fair Value Measurements, which established a framework for measuring fair value, based on the assumptions a company believes market participants would use to value assets or liabilities to be exchanged. The gain or loss recognized on the sales of the receivables is based on our best estimates of key assumptions, including forecasted credit losses, payment rates, forward yield curves, costs of servicing the accounts and appropriate discount rates, based on our expectations of the assumptions that a market participant would use. We were required to adopt the provisions of SFAS No. 156, Accounting for Servicing of Financial Assets, effective on February 1, 2007. As a result of the adoption of this pronouncement we recorded a servicing liability on the balance sheet in Deferred revenues and allowances and any changes in the fair value of the liability are recorded in the period of change in the statement of operations in Finance charges and other. We estimate the fair value of our servicing liability using the portfolio performance and discount rate assumptions discussed above, and an estimate of the servicing fee a market participant would require to service the portfolio. The use of different estimates or assumptions in the valuation of our Interest in securitized assets or servicing liability could produce different financial results. Additionally, changes in the assumptions over time, including varying credit portfolio performance, market interest rate changes or risk premiums required, or a shift in the mix of funding sources, could result in significant volatility in the fair value of the Interests in securitized assets, and thus our earnings. During the three month period ended October 31, 2007, returns required by market participants on many investments increased significantly as a result of disruption in the asset-backed securities markets due to increased losses and delinquencies in sub-prime mortgages. Though we do not anticipate any significant variation from the current earnings and cash flow performance of the securitized credit portfolio, we increased the risk premium included in the discount rate assumption used in the determination of the fair value of our interests in securitized assets to reflect the higher expected return on investment we believe a market participant would require if purchasing the interests. Based on a review of the changes in market risk premiums during the three months ended October 31, 2007, and discussions with our investment bankers and financial advisors, we estimated that a market participant would require an approximately 300 basis point increase in the required return. As a result, the Company increased the weighted average discount rate assumption from 14.3% at July 31, 2007, to 16.4% at October 31, 2007, after reflecting a 90 basis point decrease in the risk-free interest rate included in the discount rate assumption. If the credit operations perform in-line with the assumptions for losses, borrowing costs and the other portfolio related assumptions, none of which have changed significantly from those used at July 31, 2007, this increase in the discount rate will have the effect of deferring income to future periods, but not permanently reducing securitization income or our earnings. If a market participant were to require a return on investment that is 100 basis points higher than we estimated in the fair value calculation, the fair value of our interests in securitized assets would be decreased by an additional $1.7 million. If we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), our interest in securitized assets and Finance charges and other would have been reduced by $6.1 million as of October 31, 2007. If the assumption used for estimating credit losses was increased by 0.5%, the impact to Finance charges and other would have been a reduction in revenues and pretax income of $2.3 million.

    Revenue Recognition. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell service maintenance renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amount of service maintenance agreement revenue deferred at October 31, 2007 and January 31, 2007 was $4.3 million and $3.6 million, respectively, and is included in Deferred revenues and allowances in the accompanying balance sheets.

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

    Accounting for Leases. The accounting for leases is governed primarily by SFAS No. 13, Accounting for Leases. As required by the standard, we analyze each lease, at its inception and any subsequent renewal, to determine whether it should be accounted for as an operating lease or a capital lease. Additionally, monthly lease expense for each operating lease is calculated as the average of all payments required under the minimum lease term, including rent escalations. Generally, the minimum lease term begins with the date we take possession of the property and ends on the last day of the minimum lease term, and includes all rent holidays, but excludes renewal terms that are at our option. Any tenant improvement allowances received are deferred and amortized into income as a reduction of lease expense on a straight line basis over the minimum lease term. The amortization of leasehold improvements is computed on a straight line basis over the shorter of the remaining lease term or the estimated useful life of the improvements. For transactions that qualify for treatment as a sale-leaseback, any gain or loss is deferred and amortized as rent expense on a straight-line basis over the minimum lease term. Any deferred gain would be included in Deferred gain on sale of property and any deferred loss would be included in Other assets on the consolidated balance sheets.

Results of Operations

    The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

                                                          Three Months Ended   Nine Months Ended
                                                              October 31,         October 31,
                                                          ------------------  ------------------
                                                            2006      2007      2006      2007
                                                          --------  --------  --------  --------
Revenues:
  Product sales...........................................   80.4 %    82.2 %    81.9 %    81.3 %
  Service maintenance agreement commissions (net).........    3.9       4.4       4.0       4.5
  Service revenues........................................    3.4       3.2       3.1       2.9
                                                          --------  --------  --------  --------
    Total net sales.......................................   87.7      89.8      89.0      88.7
  Finance charges and other...............................   12.3      10.2      11.0      11.3
                                                          --------  --------  --------  --------
      Total revenues......................................  100.0     100.0     100.0     100.0
Costs and expenses:

  Cost of goods sold, including warehousing and occupancy
   cost...................................................   63.7      66.2      65.0      65.2
  Cost of parts sold, including warehousing and occupancy
   cost...................................................    1.0       1.2       0.8       1.0
  Selling, general and administrative expense.............   28.7      28.9      26.4      26.9
  Provision for bad debts.................................    0.3       0.3       0.2       0.3
                                                          --------  --------  --------  --------
      Total costs and expenses............................   93.7      96.6      92.4      93.4
                                                          --------  --------  --------  --------
  Operating income........................................    6.3       3.4       7.6       6.6
  Interest income, net....................................   (0.1)     (0.1)     (0.1)     (0.1)
  Other income, net.......................................    0.0       0.0      (0.1)     (0.1)
                                                          --------  --------  --------  --------
  Income before income taxes..............................    6.4       3.5       7.8       6.8
  Provision for income taxes..............................    2.3       1.4       2.8       2.4
                                                          --------  --------  --------  --------
  Net income..............................................    4.1 %     2.1 %     5.0 %     4.4 %
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

Three Months Ended October 31, 2007 Compared to Three Months Ended October 31, 2006

    Revenues. Total revenues increased by $15.7 million, or 9.0%, from $173.7 million for the three months ended October 31, 2006, to $189.4 million for the three months ended October 31, 2007. The increase was attributable to increases in net sales of $17.7 million, or 11.6%, and a decrease of $2.0 million, or 9.3%, in finance charges and other revenue.

    The $17.7 million increase in net sales was made up of the following:

    o a $10.1 million same store sales increase of 6.8%, driven by strength in consumer electronics, furniture, lawn and garden and track sales;

    o a $7.3 million increase generated by six retail locations that were not open for three consecutive months in each period;

    o a $0.2 million increase resulted from a decrease in discounts on extended-term promotional credit sales (those with terms longer than 12 months); and

    o   a $0.1 million increase resulted from an increase in service revenues.

    The components of the $17.7 million increase in net sales were a $16.1 million increase in Product sales and a $1.6 million increase in service maintenance agreement commissions and service revenues. The $16.1 million increase in product sales resulted from the following:

    o   approximately  $8.2 million increase  attributable to increases in total
        unit  sales,  due  primarily  to  increased  consumer   electronics  and
        furniture sales, and

    o approximately $7.9 million increase attributable to an overall increase in the average unit price. The increase was due primarily to a change in the mix of product sales, driven by an increase in the consumer electronics category, which has the highest average price point of any category, as a percentage of total product sales. Additionally, there were category price point increases as a result of a shift to higher-priced high-efficiency laundry items, higher priced tractors and zero turn radius mowers and increase in laptop computer and video game equipment sales, partially offset by a decline in the average price points on our electronics, furniture and mattresses categories.

    The $1.6 million increase in service maintenance  agreement  commissions and
service   revenues  was  driven  by  increased  sales  of  service   maintenance
agreements.

    The following table presents the makeup of net sales by product category in each quarter, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

                                         Three Months Ended October 31,
                                 ----------------------------------------------
                                           2006                    2007
                                 ----------------------  ----------------------   Percent
            Category                Amount     Percent      Amount     Percent    Change
                                 -----------  ---------  -----------  ---------  ---------
Major home appliances............ $   55,080      36.1 %  $   54,209      31.9 %     (1.6)%  (1)
Consumer electronics.............     46,767      30.7        55,435      32.6       18.5    (2)
Track............................     18,346      12.0        22,274      13.1       21.4    (3)
Delivery.........................      2,771       1.8         3,090       1.8       11.5    (4)
Lawn and garden..................      3,995       2.6         5,450       3.2       36.4    (5)
Mattresses.......................      3,601       2.4         4,068       2.4       13.0    (6)
Furniture........................      7,936       5.3         9,854       5.8       24.2    (7)
Other............................      1,098       0.7         1,277       0.8       16.3
                                 -----------  ---------  -----------  ---------
    Total product sales..........    139,594      91.6       155,657      91.6       11.5
Service maintenance agreement
 commissions.....................      6,845       4.5         8,336       4.9       21.8    (8)
Service revenues.................      5,951       3.9         6,059       3.5        1.8    (9)
                                 -----------  ---------  -----------  ---------
    Total net sales.............. $  152,390     100.0 %  $  170,052     100.0 %     11.6 %
                                 ===========  =========  ===========  =========

_____________________________________
    (1) While the industry is down nationally, we expect to outperform the national trend and are taking steps to improve our performance relative to merchandising, advertising and promotion of this category.
    (2) This increase is due to increased unit volume in the area of flat-panel and micro-display televisions, partially offset by a decline in the sale of tube and projection televisions.
    (3) The increase in track sales (consisting largely of computers, computer peripherals, video game equipment, portable electronics and small appliances) is driven primarily by increased laptop computer and video game equipment sales and was partially offset by reduced sales of portable electronics, including camcorders, digital cameras and portable CRT televisions.
    (4) This increase was due to an increase in the delivery fee charged to our customers, as the total number of deliveries declined slightly as compared to the prior year.
    (5) This category benefited from an increase in the sales of higher priced lawn and garden equipment, such as zero turn radius mowers and tractors.
    (6) This increase is due to the benefit of our change in strategy as we move to a multi-vendor relationship.
    (7) This increase is due to the increased emphasis on the sales of furniture, primarily sofas, recliners and entertainment centers, and new products added to this category.
    (8) This increase is due to the increase in product sales and increased sales penetration.
    (9) This increase is driven by increased units in operation as we continue to grow product sales and an increase in the cost of parts used to repair higher-priced technology (flat-panel and micro-display televisions, etc.).

    Revenues from Finance charges and other decreased by approximately $2.0 million, or 9.3%, from $21.3 million for the three months ended October 31, 2006, to $19.3 million for the three months ended October 31, 2007. The decrease in Finance charge and other income was comprised of a decline in securitization income of $2.7 million, an increase in insurance income of $1.0 million and a decrease in other items of $0.3 million. The securitization income decline of $2.7 million was due primarily to a non-cash, decrease in the fair value of our interests in securitized assets, which was partially offset by growth in the gains on sales and interest on our retained interest due to the growth in the sold portfolio. The non-cash fair value adjustment of $4.0 million was primarily a result of the recent turmoil in the financial markets. We increased the risk premium included in the discount rate assumption in the determination of the fair value of our interests in securitized assets based on our estimate of the return we believe a market participant would require if they purchased our Interests in securitized assets at October 31, 2007. (See the Note 2 to the financial statements for additional information). Insurance commissions increased primarily due to increased sales.

    Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $14.7 million, or 13.3%, from $110.6 million for the three months ended October 31, 2006, to $125.3 million for the three months ended October 31, 2007. This increase was due primarily to the 11.5% growth in product sales during the three months ended October 31, 2007. Cost of products sold was 80.5% of product sales in the quarter ended October 31, 2007, and 79.2% in the quarter ended October 31, 2006, and was higher due to increased price competition, especially in the consumer electronics and appliance categories.

    Cost of Parts Sold. Cost of parts sold, including warehousing and occupancy cost, increased approximately $0.4 million, or 23.1%, for the three months ended October 31, 2007, as compared to the three months ended October 31, 2006, primarily due to a 19.3% increase in parts sales.

    Selling, General and Administrative Expense. Selling, general and administrative expense increased by $5.1 million, or 10.2%, from $49.7 million for the three months ended October 31, 2006, to $54.8 million for the three months ended October 31, 2007. As a percentage of total revenues, it increased from 28.7% to 28.9%. The increase, as a percent of revenues was due primarily to the impact on total revenues of the $4.0 million non-cash decrease in the fair value of our Interests in securitized assets in the calculation of this ratio. Had total revenues for the periods not been negatively effected by the $4.0 million non-cash decrease in the fair value of our Interests in securitized assets, SG&A as a percent of revenues would have been 28.3% for the three month period. This would have represented a 40 basis point decline in SG&A as a percentage of revenues, which was driven primarily by reduced advertising expenses, partially offset by higher medical claims experience.

    Provision for Bad Debts. The provision for bad debts on non-credit portfolio receivables and credit portfolio receivables retained by the Company and not transferred to the QSPE increased by $56,000, during the three months ended October 31, 2007, as compared to the three months ended October 31, 2006. See the notes to the financial statements for information regarding the performance of the credit portfolio.

    Interest Income, net. Net interest income decreased by $31,000, from net interest income of $141,000 for the three months ended October 31, 2006, to net interest income of $110,000 for the three months ended October 31, 2007. The net decrease in interest income was primarily attributable to decreased interest income from invested funds, driven primarily by lower average invested balances.

    Provision for Income Taxes. The provision for income taxes decreased by $1.5 million, or 36.9%, from $4.0 million for the three months ended October 31, 2006, to $2.5 million for the three months ended October 31, 2007. The decrease in the Provision for income taxes is attributable to reduced Income before taxes. The effective tax rate increased from 35.9% for the three months ended October 31, 2006, to 38.6% for the three months ended October 31, 2007. Since the Texas margin tax is based on gross profit and not pretax income, it negatively impacted the effective tax rate.

Nine Months Ended October 31, 2007 Compared to Nine Months Ended October 31,
2006

    Revenues. Total revenues increased by $50.1 million, or 9.1%, from $548.1 million for the nine months ended October 31, 2006, to $598.2 million for the nine months ended October 31, 2007. The increase was attributable to increases in net sales of $42.7 million, or 8.8%, and $7.4 million, or 12.3%, in finance charges and other revenue.

    The $42.7 million increase in net sales was made up of the following:

    o a $16.6 million same store sales increase of 3.5%, driven by strength in consumer electronics, furniture and lawn and garden sales, partially offset by declines in appliance and bedding sales. The decline in appliance same store sales was due to the positive impact in the prior year period of Hurricanes Rita and Katrina on our sales in the storm-impacted markets and the overall industry-wide decline in appliance sales in the current year;

    o a $27.3 million increase generated by eight retail locations that were not open for nine consecutive months in each period;

    o a $1.7 million decrease resulted from an increase in discounts on extended-term promotional credit sales (those with terms longer than 12 months); and

    o   a $0.5 million increase resulted from an increase in service revenues.

    The components of the $42.7 million increase in net sales were a $37.3 million increase in Product sales and a $5.4 million increase in service maintenance agreement commissions and service revenues. The $37.3 million increase in product sales resulted from the following:

    o approximately $19.0 million increase attributable to increases in total unit sales, due primarily to increased consumer electronics, furniture and track sales, partially offset by lower appliance sales, and

    o approximately $18.3 million increase attributable to an overall increase in the average unit price. The increase was due primarily to a change in the mix of product sales, driven by an increase in the consumer electronics category, which has the highest average price point of any category, as a percentage of total product sales. Additionally, there were category price point increases as a result of a shift to high-efficiency laundry items and higher priced tractors and zero turn radius mowers, partially offset by a decline in the average price points on our furniture and mattresses categories and the $1.7 million increase in discounts on extended-term promotional credit sales.

    The $5.4 million increase in service maintenance agreement commissions and service revenues was driven by increased sales of service maintenance agreements and reduced service maintenance agreement cancellations, as credit charge-offs decreased as compared to the prior year period.

    The following table presents the makeup of net sales by product category in each period, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

                                         Nine Months Ended October 31,
                                 ----------------------------------------------
                                           2006                    2007
                                 ----------------------  ----------------------   Percent
            Category                Amount     Percent      Amount     Percent    Change
                                 -----------  ---------  -----------  ---------  ---------
Major home appliances............ $  176,660      36.2 %  $  172,653      32.6 %     (2.3)%  (1)
Consumer electronics.............    146,824      30.1       167,684      31.6       14.2    (2)
Track............................     61,856      12.7        65,010      12.3        5.1    (3)
Delivery.........................      8,488       1.8         9,454       1.8       11.4    (4)
Lawn and garden..................     15,844       3.2        20,161       3.8       27.2    (5)
Mattresses.......................     13,605       2.8        12,709       2.4       (6.6)   (6)
Furniture........................     21,585       4.4        34,415       6.5       59.4    (7)
Other............................      3,888       0.8         4,003       0.7        3.0
                                 -----------  ---------  -----------  ---------
    Total product sales..........    448,750      92.0       486,089      91.7        8.3
Service maintenance agreement
 commissions.....................     21,875       4.5        26,688       5.0       22.0    (8)
Service revenues.................     17,107       3.5        17,641       3.3        3.1    (9)
                                 -----------  ---------  -----------  ---------
    Total net sales.............. $  487,732     100.0 %  $  530,418     100.0 %      8.8 %
                                 ===========  =========  ===========  =========

_____________________________________
    (1) While the industry is down nationally, we expect to outperform the national trend and are taking steps to improve our performance relative to merchandising, advertising and promotion of this category. Additionally, we experienced higher than normal demand for these products in the prior year due to consumers replacing appliances after Hurricanes Katrina and Rita, especially during the first three months of the period.
    (2) This increase is due to increased unit volume in the area of flat-panel and micro-display televisions, partially offset by a decline in the sale of tube and projection televisions.
    (3) The increase in track sales (consisting largely of computers, computer peripherals, video game equipment, portable electronics and small appliances) is driven primarily by increased laptop computer and video game equipment sales and was partially offset by reduced sales of portable electronics, including camcorders, digital cameras and portable CRT televisions.
    (4) This increase was due to an increase in the delivery fee charged to our customers, as the total number of deliveries declined slightly as compared to the prior year.
    (5) This category benefited from a high level of rainfall in the current year and an increase in sales of higher priced lawn and garden equipment, such as zero turn radius mowers and tractors.
    (6) This decrease is due to the impact of our change in strategy as we move to a multi-vendor relationship.
    (7) This increase is due to the increased emphasis on the sales of furniture, primarily sofas, recliners and entertainment centers, and new products added to this category.
    (8) This increase is due to the increase in product sales, increased sales penetration and decreased SMA cancellations as credit charge-offs declined as compared to the prior year period.
    (9) This increase is driven by increased units in operation as we continue to grow product sales and an increase in the cost of parts used to repair higher-priced technology (flat-panel and micro-display televisions, etc.).

    Revenues from Finance charges and other increased by approximately $7.4 million, or 12.3%, from $60.4 million for the nine months ended October 31, 2006 to $67.8 million for the nine months ended October 31, 2007. It increased due primarily to an increase in securitization income of $5.2 million, or 11.4% and an increase in insurance commissions of $2.8 million, and a decrease in other items of $0.6 million. The securitization income, which grew due to growth in the portfolio and lower net credit losses, was negatively impacted by a non-cash, decrease in the fair value of our Interests in securitized assets. The non-cash fair value adjustment of $4.3 million was recorded primarily as a result of the recent turmoil in the financial markets. We increased the risk premium included in the discount rate assumption in the determination of the fair value of our interests in securitized assets based on our estimate of the return we believe a market participant would require if they purchased our Interests in securitized assets. (See the Note 2 to the financial statements for additional information). The securitization income comparison was impacted by a $1.5 million impairment charge recorded in the prior year for higher projected credit losses and a 10.5% decrease in net credit losses for the nine months ended October 31, 2007, due to the impact in the prior year of Hurricane Rita on our credit collection operations and increased bankruptcy filings due to the new bankruptcy laws that took effect in October 2005. Our net credit loss rate of 2.7% for the nine months ended October 31, 2007, was in-line with our expected long-term net loss rate of between 2.5% and 3.0%. Insurance commissions increased primarily due to increased sales and reduced insurance cancellations as credit charge-offs declined from the prior year period.

    Cost of Goods Sold. Cost of goods sold, including warehousing and occupancy cost, increased by $33.9 million, or 9.5%, from $356.1 million for the nine months ended October 31, 2006, to $390.0 million for the nine months ended October 31, 2007. This increase was due primarily to the 8.3% growth in product sales during the nine months ended October 31, 2007. Cost of products sold was 80.2% of product sales in the nine months ended October 31, 2007, and 79.4% in the nine months ended October 31, 2006, and was higher due to increased price competition, especially in the consumer electronics and appliance categories.

    Cost of Parts Sold. Cost of parts sold, including warehousing and occupancy cost, increased approximately $1.5 million, or 30.5%, for the nine months ended October 31, 2007, as compared to the nine months ended October 31, 2006, due primarily to a 22.8% increase in parts sales, valuation adjustments on our parts inventory and realignment of staffing.

    Selling, General and Administrative Expense. Selling, general and administrative expense increased by $16.3 million, or 11.3%, from $144.8 million for the nine months ended October 31, 2006, to $161.1 million for the nine months ended October 31, 2007. As a percentage of total revenues, it increased from 26.4% to 26.9%. Had total revenues for the nine month period not been negatively effected by the $4.3 million non-cash decrease in the fair value of our Interests in securitized assets, SG&A as a percent of revenues would have been 26.7%. The increase in expense resulted primarily from higher compensation and employee related expenses and occupancy cost, including property taxes, as a percent of revenues.

    Provision for Bad Debts. The provision for bad debts on non-credit portfolio receivables and credit portfolio receivables retained by the Company and not transferred to the QSPE increased by $0.5 million, during the nine months ended October 31, 2007, as compared to the nine months ended October 31, 2006, primarily as a result of provision adjustments due to increased net credit losses. Additionally, the provision for bad debts in the nine months ended October 31, 2006, benefited from a $0.1 million reserve adjustment related to the special reserves recorded as a result of the hurricanes in 2005. See the notes to the financial statements for information regarding the performance of the credit portfolio.

    Interest Income, net. Net interest income improved by $89,000, from net interest income of $512,000 for the nine months ended October 31, 2006 to net interest income of $601,000 for the nine months ended October 31, 2007. The net improvement in interest income was primarily attributable to increased interest income from invested funds, driven by higher yields and higher average invested balances.

    Other Income, net. Other income increased by $147,000, from $773,000 for the nine months ended October 31, 2006, to $920,000 for the nine months ended October 31, 2007. Both periods included gains recognized on the sales of company assets. Additionally, during the nine months ended October 31, 2007, there were gains realized, but not recognized, on transactions qualifying for sale-leaseback accounting that have been deferred and will be amortized as a reduction of rent expense on a straight-line basis over the minimum lease terms.

    Provision for Income Taxes. The provision for income taxes decreased by $0.8 million, or 5.6%, from $15.1 million for the nine months ended October 31, 2006, to $14.3 million for the nine months ended October 31, 2007. This decrease in taxes was impacted primarily by the 4.4% decrease in pretax income. Additionally, the effective tax rate declined from 35.3% for the nine months ended October 31, 2006, to 35.0% for the nine months ended October 31, 2007. The decrease in the effective tax rate is attributable to the reversal of previously accrued Texas margin tax as a result of the legal entity reorganization completed during the three months ended July 31, 2007. In July 2007, we began accruing margin tax for the entities that acquired the operations through the mergers completed during the quarter.

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

    As of October 31, 2007, we had approximately $19.2 million in excess cash, the majority of which was generated through the operations of the Company, and was invested in short-term, tax-free instruments. In addition to the excess cash, we had $47.6 million under our revolving line of credit, net of standby letters of credit issued, and $8.0 million under our unsecured bank line of credit available to us for general corporate purposes, $32.6 million under extended vendor terms for purchases of inventory and $220.0 million in commitments available to our QSPE for the transfer of receivables.

    In its regularly scheduled meeting on August 24, 2006, our Board of Directors authorized the repurchase of up to $50 million of our common stock, dependent on market conditions and the price of the stock. We expect to fund these purchases with a combination of excess cash, cash flow from operations, borrowings under our revolving credit facilities and proceeds from the sale of owned properties. Through October 31, 2007, we had spent $24.5 million under this authorization to acquire 1,041,185 shares of our common stock.

    A summary of the significant financial covenants that govern our bank credit facility compared to our actual compliance status at October 31, 2007, is presented below:

                                                                     Required
                                                                     Minimum/
                                                      Actual         Maximum
                                                  --------------  --------------
Debt service coverage ratio must exceed
 required minimum                                   4.37 to 1.00   2.00 to 1.00
Total adjusted leverage ratio must be
 lower than required maximum                        1.60 to 1.00   3.00 to 1.00
Consolidated net worth must exceed required
 minimum                                          $298.1 million  $202.7 million
Charge-off ratio must be lower than required
 maximum                                            0.03 to 1.00   0.06 to 1.00
Extension ratio must be lower than required
 maximum                                            0.03 to 1.00   0.05 to 1.00
Thirty-day delinquency ratio must be lower
 than required                                      0.10 to 1.00   0.13 to 1.00

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

    o increases in the retained portion of our receivables portfolio under our current QSPE's asset-backed securitization program as a result of changes in performance or types of receivables transferred (promotional versus non-promotional and primary versus secondary portfolio), or as a result of a change in the mix of funding sources available to the QSPE, requiring higher collateral levels, or limitations on the ability of the QSPE to obtain financing through its commercial paper-based funding sources;

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

    o   increases in personnel costs.

    During the nine months ended October 31, 2007, net cash provided by (used in) operating activities decreased $22.7 million from $11.1 million provided by operating activities in the nine months ended October 31, 2006, to $11.6 million used in the nine months ended October 31, 2007. Operating cash flows for both periods were negatively impacted by higher than normal payments on accounts payable and accrued expenses, as discussed below. The cash used in operations for the nine months ended October 31, 2007, was driven primarily by payments on accounts payable, which was driven by the timing of receipts of inventory, increased inventory levels and increased investment in accounts receivable. Our increased investment in accounts receivable was due primarily to increased balances in the sold portfolio and a lower funding rate as a percentage of the sold portfolio. The lower funding rate is primarily the result of the QSPE's pay down of its 2002 Series B bond issuance. The cash provided by operations for the nine months ended October 31, 2006, resulted primarily from net income plus depreciation plus the benefit of the QSPE completing its medium-term bond issuance in August 2006. The completion of the bond issuance resulted in an increase in the funding rate, providing additional cash to be advanced to us on receivables transferred. Offsetting the cash provided was cash used primarily due to the timing of payments of accounts payable and federal income and employment taxes, which had been extended due to the impact of hurricanes in the prior fiscal year. Those extended terms ended and deadlines were reached in the quarter ended April 30, 2006, and we were required to satisfy those obligations, negatively impacting our operating cash flows by approximately $18.9 million.

    As noted above, we offer promotional credit programs to certain customers that provide for "same as cash" or deferred interest interest-free periods of varying terms, generally three, six, 12, 18, 24 and 36 months, and require monthly payments beginning in the month after the sale. The various "same as cash" promotional accounts and deferred interest program accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30.0% of eligible securitized receivables. If we exceed this 30.0% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period. The percentage of eligible securitized receivables represented by promotional receivables was 18.2% and 22.5%, as of October 31, 2006 and 2007, respectively. The weighted average promotional period was 11.7 months and 14.8 months for promotional receivables outstanding as of October 31, 2006 and 2007, respectively. The weighted average remaining term on those same promotional receivables was 7.7 months and 10.7 months as of October 31, 2006 and 2007, respectively. While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables, we receive less income on these receivables, resulting in a reduction of the net interest margin used in the calculation of the gain on the sale of receivables.

    Net cash used in investing activities decreased by $10.3 million, from $13.4 million used in the fiscal 2007 period to $3.1 million used in the fiscal 2008 period. The decrease in cash used in investing activities resulted primarily from the sales of property and equipment, and reduced purchases of property and equipment in the current fiscal year. We entered into leases for certain of the properties sold. The cash expended for property and equipment was used primarily for construction of new stores and the reformatting of existing stores to better support our current product mix. Based on current plans, we expect to increase expenditures for property and equipment in the remainder of fiscal 2008 as we open additional stores.

    Net cash from financing activities decreased by $20.0 million from $1.3 million provided during the nine months ended October 31, 2006 to $18.7 million used during the nine months ended October 31, 2007. The increase in cash used by financing activities resulted primarily from an increase in the cash used to purchase treasury stock. During the nine months ended October 31, 2007, we used $20.7 million to purchase 873,185 shares of our common stock.

    Off-Balance Sheet Financing Arrangements

    Since we extend credit in connection with a large portion of our retail, service maintenance and credit insurance sales, we have created a qualified special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and to issue medium-term and variable funding notes secured by the receivables to third parties to obtain cash for these purchases. We transfer receivables, consisting of retail installment contracts and revolving accounts extended to our customers, to the issuer in exchange for cash and subordinated, unsecured promissory notes. To finance its acquisition of these receivables, the issuer has issued the notes and bonds described below to third parties. The unsecured promissory notes issued to us are subordinate to these third party notes and bonds.

    At October 31, 2007, the issuer had issued three series of notes and bonds: the 2002 Series A variable funding note with a total availability of $450 million, three classes of 2002 Series B bonds with an aggregate amount outstanding of $70 million, of which $7.0 million was required to be placed in a restricted cash account for the benefit of the bondholders, and three classes of 2006 Series A bonds with an aggregate amount outstanding of $150 million, of which $6.0 million was required to be placed in a restricted cash account for the benefit of the bondholders. The 2002 Series A variable funding note is composed of a $250 million 364-day tranche, and a $200 million tranche that matures in 2011. The 364-day commitment was recently renewed and increased, in the amount of $150 million, by the note holders until July 31, 2008. The $150 million increase in the commitment will stay in place until the first to occur of: (i) the QSPE completes a medium-term bond issuance, or (ii) the note is not renewed by the note holders. At the time of the increase in the note, an additional bank joined as the second note holder in the facility. If the net portfolio yield, as defined by agreements, falls below 5.0%, then the issuer may be required to fund additions to the cash reserves in the restricted cash accounts. At October 31, 2007, the net portfolio yield was in compliance with this requirement. Private institutional investors, primarily insurance companies, purchased the 2002 Series B bonds at a weighted fixed rate of 5.25% and 2006 Series A bonds at a weighted fixed rate of 5.75%. The weighted average interest on the variable funding note during the month of October 2007 was 5.94%.

    The issuer is currently preparing to market an additional series of fixed rate bonds, but no assurance can be given that a transaction can be completed on terms favorable to it. It is currently anticipated that the transaction will be completed in the first or second quarter of the fiscal year ending January 31, 2009. The proceeds of the new issuance will provide the issuer additional capacity for the purchase of our receivables. If the issuer is unable to complete the new bond issuance or increase the total availability under the 2002 Series A variable funding note, then, after its current funding sources are exhausted, we may have to fund growth in the receivables portfolio until the issuer can obtain additional funding. At October 31, 2007, the issuer had $220.0 million of available capacity under the 2002 Series A variable funding note to fund receivables purchases and the required $10 million principal payments on the 2002 Series B bonds. Additionally, at October 31, 2007, we had $19.2 million of excess cash and $55.6 million of availability under our revolving credit facilities, among other liquidity sources, to provide funding, if needed, to fund receivable portfolio growth.

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

    The 2002 Series A variable funding note permits the issuer to borrow funds up to $450 million to purchase receivables from us or make principal payments on other bonds, thereby functioning as a "basket" to accumulate receivables. As issuer borrowings under the 2002 Series A variable funding note approach $450 million, the issuer is required to request an increase in the 2002 Series A amount or issue a new series of bonds and use the proceeds to pay down the then outstanding balance of the 2002 Series A variable funding note, so that the basket will once again become available to accumulate new receivables or meet other obligations required under the transaction documents. As of October 31,
2007, borrowings under the 2002 Series A variable funding note were $220.0 million.

    We are not directly liable to the lenders under the asset-backed securitization facility. If the issuer is unable to repay the 2002 Series A note, 2002 Series B bonds and 2006 Series A bonds due to its inability to collect the transferred customer accounts, the issuer could not pay the subordinated notes it has issued to us in partial payment for transferred customer accounts, and the 2002 Series B and 2006 Series A bond holders could claim the balance in its $13.0 million restricted cash account. We are also contingently liable under a $20.0 million letter of credit that secures the performance of our obligations or services under the servicing agreement as it relates to the transferred assets that are part of the asset-backed securitization facility.

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

    A summary of the significant financial covenants that govern the 2002 Series A variable funding note compared to actual compliance status at October 31, 2007, is presented below:

                                                                     Required
                                                                     Minimum/
                                                   As reported       Maximum
                                                  --------------  --------------
Issuer interest must exceed required minimum      $70.0 million   $68.1 million
Gross loss rate must be lower than required
 maximum                                               3.9%           10.0%
Net portfolio yield must exceed required minimum       7.9%            2.0%
Payment rate must exceed required minimum              6.4%            3.0%

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

Securitization Facilities
We finance most of our customer receivables through asset-backed securitization facilities

                                                                                ----------------------------
                                                                                |                           |
                                                                                |    2002 Series A Note     |
                                                                           ---->|  $450 million Commitment  |
                                                                           |    |  $230 million Outstanding |
                                                                           |    |   Credit Rating: P1/A1    |
                                                                           |    |      Bank Commercial      |
                                                                           |    |      Paper Conduits       |
                            Customer Receivables                           |    ----------------------------
                                                                           |
--------------------------  ----------->  --------------------------       |    ----------------------------
|                        |                |                        |       |    |    2002 Series B Bonds    |
|                        |                |       Qualifying       |       |    |       $70 million        |
|         Retail         |                |     Special Purpose    |<---------->|   Private Institutional   |
|         Sales          |                |         Entity         |       |    |        Investors          |
|         Entity         |                |        ("QSPE")        |       |    | Class A: $42.0 mm (Aaa)   |
|                        |                |                        |       |    | Class B: $20.2 mm (A2)    |
|                        |                |                        |       |    | Class C: $7.8 mm (Baa2)  |
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Interest rates under our bank credit facility are variable and are determined, at our option, as the base rate, which is the greater of prime rate or federal funds rate plus 0.50% plus the base rate margin, which ranges from 0.00% to 0.50%, or LIBOR plus the LIBOR margin, which ranges from 0.75% to 1.75%. Accordingly, changes in the prime rate, the federal funds rate or LIBOR, which are affected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, our bank credit facility. We are also exposed to interest rate risk through the interest only strip we receive from our sales of receivables to the QSPE. Since January 31, 2007, our interest rate sensitivity has increased on the interest only strip as the variable rate portion of the QSPE's debt has increased from $128.0 million, or 29.2% of its total debt, to $230.0 million, or 51.1% of its total debt.

Item 4.  Controls and Procedures

    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange
Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    During the quarter ended October 31, 2007, we made the following repurchases of our common stock:

                                                              Total # of Shares      Approximate
                                                                Purchased as       Dollar Value of
                                     Total # of    Average     Part of Publicly     Shares That May
                                       shares    Price Paid       Announced        Yet Be Purchased
             Period                  purchased    per share        Programs       Under the Programs
             ------                 -----------  -----------  -----------------  --------------------
August 1 - August 31, 2007              292,200   $    23.35            292,200   $        30,692,855

September 1 - September 30, 2007        249,900   $    20.79            249,900   $        25,498,150

October 1 - October 31, 2007                  -   $      -                  -     $        25,498,150
                                    -----------               -----------------

Total                                   542,100                         542,100
                                    ===========               =================

Item 4.  Submission of Matters to a Vote of Security Holders

    None

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

                                             CONN'S, INC.

                                             By:   /s/ David L. Rogers
                                                   -----------------------------
                                                   David L. Rogers
                                                   Chief Financial Officer
                                                   (Principal Financial Officer
                                                   and duly authorized to sign
                                                   this report on behalf of the
                                                   registrant)

Date: November 29, 2007

                                INDEX TO EXHIBITS

Exhibit                              Description
Number                               -----------
------

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

  10.12 Amended and Restated Series 2002-A Supplement dated September 10, 2007, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.2 to Conn's, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on September 11, 2007).

  10.12.1 Amended and Restated Note Purchase Agreement dated September 10, 2007 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.2 to Conn's, Inc. Current Report on Form 8-K filed September 11, 2007 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 11, 2007).

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

  10.18.5 Amendment #5 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of April 7, 2007 (incorporated herein by reference to Exhibit 10.18.5 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2007 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2007).

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

  21 Subsidiaries of Conn's, Inc. (incorporated herein by reference to Exhibit 21 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2007 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2007).

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