Form 10-K
period 2008-01-31
CONNS INC
filed 2008-03-27
CIK 1223389

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of l934

For the fiscal year ended January 31, 2008      Commission File Number 000-50421

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

                                 (409) 832-1696
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class               Name of Exchange on Which Registered
          -------------------               ------------------------------------

Common Stock, par value $0.01 per share    The NASDAQ Global Select Market, Inc.

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2007, was approximately $205.8 million based on the closing price of the registrant's common stock as reported on the NASDAQ Global Select Market, Inc.

     There were 22,374,966 shares of common stock, $0.01 par value per share, outstanding on March 25, 2008.

                      DOCUMENTS INCORPORATED BY REFERENCE:

               Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 2008 (incorporated herein by reference in Part III).

================================================================================

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I
                                     ------

ITEM 1.  BUSINESS..............................................................3

ITEM 1A. RISK FACTORS.........................................................18

ITEM 1B. UNRESOLVED STAFF COMMENTS............................................27

ITEM 2.  PROPERTIES...........................................................27

ITEM 3.  LEGAL PROCEEDINGS....................................................28

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................28


                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.............................28

ITEM 6.  SELECTED FINANCIAL DATA..............................................30

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.........................................................31

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........57

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................58

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE..........................................................83

ITEM 9A. CONTROLS AND PROCEDURES..............................................83

ITEM 9B. OTHER INFORMATION....................................................84


                                    PART III
                                    --------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE...............85

ITEM 11. EXECUTIVE COMPENSATION...............................................85

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS...................................................85

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE..................................................................85

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................85


                                     PART IV
                                     -------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...........................86

SIGNATURES....................................................................87

EXHIBIT INDEX.................................................................88

PART I

ITEM 1. BUSINESS.

       Unless the context indicates otherwise, references to "we," "us," and "our" refer to the consolidated business operations of Conn's, Inc. and all of its direct and indirect subsidiaries, limited liability companies and limited partnerships.

Overview

       We are a specialty retailer of home appliances and consumer electronics. We sell home appliances including refrigerators, freezers, washers, dryers, dishwashers and ranges, and a variety of consumer electronics including LCD, plasma and DLP televisions, camcorders, digital cameras, DVD players, video game equipment, MP3 players and home theater products. We also sell home office equipment, lawn and garden equipment, mattresses and furniture and we continue to introduce additional product categories for the home and for consumer entertainment, such as GPS devices, to help increase same store sales and to respond to our customers' product needs. We offer over 2,800 product items, or SKUs, at good-better-best price points representing such national brands as General Electric, Whirlpool, Electrolux, Frigidaire, Maytag, LG, Mitsubishi, Samsung, Sony, Toshiba, Hitachi, Serta, Simmons, Ashley, Lane, Hewlett Packard, Compaq, Poulan, Husqvarna and Toro. Based on revenue in 2006, we were the 9th largest retailer of home appliances and the 37th largest retailer of consumer electronics in the United States.

       We began as a small plumbing and heating business in 1890. We began selling home appliances to the retail market in 1937 through one store located in Beaumont, Texas. We opened our second store in 1959 and have since grown to 69 stores.

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

       o      next day delivery capabilities; and

       o      outstanding product repair service.

       We believe that these strategies drive repeat purchases and enable us to generate substantial brand name recognition and customer loyalty. During fiscal 2008, approximately 63% of our credit customers, based on the number of invoices written, were repeat customers.

       In 1994, we realigned and added to our management team, enhanced our infrastructure and refined our operating strategy to position ourselves for future growth. From fiscal 1994 to fiscal 1999, we selectively grew our store base from 21 to 26 stores while improving operating margins from 5.2% to 8.7%. Since fiscal 1999, we have generated significant growth in our number of stores, revenue and profitability. Specifically:

       o we have grown from 26 stores to 69 stores, an increase of over 165%, with several more stores currently under development;

       o total revenues have grown 251%, at a compounded annual rate of 15.0%, from $234.5 million in fiscal 1999, to $824.1 million in fiscal 2008;

       o net income from continuing operations has grown 351%, at a compounded annual rate of 18.5%, from $8.8 million in fiscal 1999 to $39.7 million in fiscal 2008; and

       o our same store sales growth from fiscal 1999 through fiscal 2008 has averaged 8.1%; it was 3.2% for fiscal 2008. See additional discussion about same store sales under Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Industry Overview

       The home appliance and consumer electronics industry includes major home appliances, small appliances, home office equipment and software, LCD, plasma and DLP televisions, and audio, video and portable electronics. Sellers of home appliances and consumer electronics include large appliance and electronics superstores, national chains, small regional chains, single-store operators, appliance and consumer electronics departments of selected department and discount stores and home improvement centers.

       Based on data published in Twice, This Week in Consumer Electronics, a weekly magazine dedicated to the home appliances and consumer electronics industry in the United States, the top 100 major appliance retailers reported sales of approximately $24.0 billion in 2006, up approximately 5.3% from reported sales in 2005 of approximately $22.8 billion. The retail appliance market is large and concentrated among a few major dealers. Sears has been the leader in the retail appliance market, with a market share of the top 100 retailers of approximately 37% in 2006 and 39% in 2005. Lowe's and Home Depot held the second and third place positions, respectively, in national market share in 2006. Based on revenue in 2006, we were the 9th largest retailer of home appliances in the United States.

       As measured by Twice, the top 100 consumer electronics retailers in the United States reported equipment and software sales of $113.1 billion in 2006, a 4.2% increase from the $108.5 billion reported in 2005. According to the Consumer Electronics Association, or CEA, total industry manufacturer sales of consumer electronics products in the United States, are projected to exceed $171.6 billion in 2008, up 6.1% from $161.7 billion in 2007. The consumer electronics market is highly fragmented. We estimate, based on data provided in Twice, that the two largest consumer electronics superstore chains together accounted for approximately 35% of the total electronics sales attributable to the 100 largest retailers in 2006. Based on revenue in 2006, we were the 37th largest retailer of consumer electronics in the United States. New entrants in both the home appliances and consumer electronics industries have been successful in gaining market share by offering similar product selections at lower prices.

       In the home appliance market, many factors drive growth, including consumer confidence, household formations and new product introductions. Product design and innovation is rapidly becoming a key driver of growth in this market. Products recently introduced include high efficiency, front-loading laundry appliances and three door refrigerators, and variations on these products, including new features. Additionally, product appearance, including new color options and stainless steel appliances, is stimulating consumer interest.

       Technological advancements and the introduction of new products have largely driven growth in the consumer electronics market. Recently, industry growth has been fueled primarily by the introduction of products that incorporate digital technology, such as portable and traditional DVD players, digital cameras and camcorders, digital stereo receivers, satellite technology, MP3 products and high definition flat-panel and projection televisions. Digital products offer significant advantages over their analog counterparts, including better clarity and quality of video and audio, durability of recording and compatibility with computers. Due to these advantages, we believe that digital technology will continue to drive industry growth as consumers replace their analog products with digital products. We believe the following product advancements will continue to fuel growth in the consumer electronics industry and that they offer us the potential for significant sales growth:

       o Digital Television (DTV and High Definition TV). The Federal Communications Commission has set a date of February 17, 2009, for all commercial television stations to transition from broadcasting analog signals to digital signals. The Yankee Group, a communications and networking research and consulting firm, estimates that by the year 2010, HDTV signals will be in nearly 80 million homes in the United States. To view a digital transmission, consumers will need either a digital television or a set-top box converter capable of converting the digital broadcast for viewing on an analog set. We believe the high clarity digital flat-panel televisions in both LCD, and plasma formats has increased the quality and sophistication of these entertainment products and will be a key driver of digital television growth as more digital and high definition content is made available either through traditional distribution methods or through emerging content delivery systems. As prices continue to drop on such products, they become increasingly attractive to larger and more diverse groups of consumers.

       o Digital Versatile Disc (DVD). According to the CEA, the DVD player has been the fastest growing consumer electronics product in history. First introduced in March 1997, DVD players are currently in 85% of U.S. homes. We believe newer technology, such as Blu-ray high definition DVD, and portable players will continue to drive consumer interest in this entertainment category.

       o Portable electronics. GPS devices are growing in popularity with consumers. With only 10% of U. S. drivers currently using GPS devices, we believe this type of product represents a significant consumer electronics growth opportunity.

Business Strategy

       Our objective is to be the leading specialty retailer of home appliances and consumer electronics in each of our markets. We strive to achieve this objective through a continuing focus on superior execution in five key areas: merchandising, consumer credit, distribution, product service and training. Successful execution in each area relies on the following strategies:

       o Offering a broad range of customer-driven, brand name products. We offer a comprehensive selection of high-quality, brand name merchandise to our customers at guaranteed low prices. Consistent with our good-better-best merchandising strategy, we offer a wide range of product selections from entry-level models through high-end models. We maintain strong relationships with the approximately 100 manufacturers and distributors that enable us to offer over 2,800 SKUs to our customers. Our principal suppliers include General Electric, Whirlpool, Frigidaire, Maytag, LG, Mitsubishi, Samsung, Sony, Toshiba, Hitachi, Serta, Simmons, Ashley, Lane, Hewlett Packard, Compaq, Poulan, Husqvarna and Toro. To facilitate our responsiveness to customer demand, we test the sales process of all new products and obtain customers' reactions to new display formats before introducing these products and display formats to all of our stores.

       o Offering flexible financing alternatives through our proprietary credit programs. In the last three years, we financed, on average, approximately 59% of our retail sales through our internal credit programs. We believe our credit programs expand our potential customer base, increase our sales revenue and enhance customer loyalty by providing our customers immediate access to financing alternatives that our competitors typically do not offer. Our credit department makes all credit decisions internally, entirely independent of our sales personnel. We provide special consideration to customers with credit history with us. Before extending credit, we match our loss experience by product category with the customer's credit worthiness to determine down payment amounts and other credit terms. This facilitates product sales while keeping our o credit risk within an acceptable range. We provide a full range of credit products, including interest-free programs for the highest credit quality customers and our secondary portfolio for our credit challenged customers. The secondary portfolio, which has generally lower average credit scores than our primary portfolio, undergoes more intense internal underwriting scrutiny to mitigate the inherently greater risk. Approximately 56% of customers who have active credit accounts with us take advantage of our in-store payment option and come to our stores each month to make their payments, which we believe results in additional sales to these customers. We contact customers with past due accounts daily and attempt to work with them to collect payments in times of financial difficulty or periods of economic downturn. Our experience in credit underwriting and the collections process has enabled us to achieve an average net loss ratio of 2.9% over the past three years on the credit portfolio that we service for a Qualifying Special Purpose Entity or QSPE.

       o Maintaining next day distribution capabilities. We maintain five regional distribution centers and three other related facilities that cover all of the major markets in which we operate. These facilities are part of a sophisticated inventory management system that also includes a fleet of approximately 105 transfer and delivery vehicles that service all of our markets. Our distribution operations enable us to deliver products on the day after the sale for approximately 93% of our customers who scheduled delivery during that timeframe.

       o Providing outstanding product repair service. We service every product that we sell, and we service only the products that we sell. In this way, we can assure our customers that they will receive our service technicians' exclusive attention to their product repair needs. All of our service centers are authorized factory service facilities that provide trained technicians to offer in-home diagnostic and repair service utilizing a fleet of approximately 130 service vehicles as well as on-site service and repairs for products that cannot be repaired in the customer's home.

       o Developing and retaining highly trained and knowledgeable sales personnel. We require all sales personnel to specialize in home appliances or consumer electronics. Some of our sales associates qualify in more than one specialty. This specialized approach allows the sales person to focus on specific product categories and become an expert in selling and using products in those categories. New sales personnel must complete an intensive classroom training program and an additional week of on-the-job training riding in a delivery truck and a service truck to observe how we serve our customers after the sale is made.

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

              o re-merchandising our product offerings in response to changes in consumer interest and demand;

              o      adding new merchandise to our existing product lines;

              o training our sales personnel to increase sales closing rates;

              o      updating our stores as needed;

              o continuing to promote sales of computers and smaller electronics, such as video game equipment and GPS devices, including the expansion of high margin accessory items;

              o continuing to provide a high level of customer service in sales, delivery and servicing of our products; and

              o increasing sales of our merchandise, finance products, service maintenance agreements and credit insurance through direct mail and in-store credit promotion programs.

       o Opening new stores. We intend to take advantage of our reliable infrastructure and proven store model to continue the pace of our new store openings by opening seven to ten new stores in fiscal 2009. This infrastructure includes our proprietary management information systems, training processes, distribution o network, merchandising capabilities, supplier relationships, product service capabilities and centralized credit approval and collection management processes. We intend to expand our store base in existing, adjacent and new markets, as follows:

              o Existing and adjacent markets. We intend to increase our market presence by opening new stores in our existing markets and in adjacent markets as we identify the need and opportunity. New store openings in these locations will allow us to maximize opportunity in those markets and leverage our existing distribution network, advertising presence, brand name recognition and reputation. In fiscal 2008, we opened new stores in Houston, Dallas, San Antonio and Brownsville.

              o New markets. During fiscal 2008, we opened our first store in Oklahoma City, Oklahoma and have identified several new markets that meet our criteria for site selection. We intend to consider these new markets, as well as others, over the next several fiscal years. We intend to first address markets in states in which we currently operate. We expect that this new store growth will include major metropolitan markets in Texas and have also identified a number of smaller markets within Texas and Louisiana in which we expect to explore new store opportunities. Our long-term growth plans include markets in other areas of significant population density in neighboring states.

       o Updating, expanding or relocating existing stores. Over the last three years, we have updated, expanded or relocated many of our stores. We continue to update our prototype store model and implement it at new locations and in existing locations in which the market demands support the required design changes. As we continue to add new stores or replace existing stores, we intend to modify our floor plan to include elements of this new model. We continuously evaluate our existing and potential sites to ensure our stores are in the o best possible locations and relocate stores that are not properly positioned. We typically lease rather than purchase our stores to retain the flexibility of managing our financial commitment to a location if we later decide that the store is performing below our standards or the market would be better served by a relocation. After updating, expanding or relocating a store, we expect to increase same store sales at those stores.

       The addition of new stores and new and expanded product categories has played, and we believe will continue to play, a significant role in our continued growth and success. We currently operate 69 retail stores located in Texas, Louisiana and Oklahoma. We opened six stores in each of fiscal 2006 and 2007 and seven stores in fiscal 2008. Additionally, we relocated one store during fiscal 2008. We plan to continue our store development program by opening an additional seven to ten new stores, or an approximately 10% increase in total retail floor space, per year and continue to update a portion of our existing stores each year. We believe that continuing our strategies of updating existing stores, growing our store base and locating our stores in desirable geographic markets are essential for our future success.

Customers

       We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer accounts for more than 10% of our total revenues; in fact, no single customer accounted for more than $500,000 (less than 0.1%) of our total revenue of $824.1 million during the year ended January 31, 2008.

Products and Merchandising

       Product Categories. Each of our stores sells five major categories of products: home appliances, consumer electronics, computers and peripheral equipment, delivery and installation services and other household products, including furniture, lawn and garden equipment and mattresses. The following table, which has been adjusted from previous filings to ensure comparability, presents a summary of total revenues for the years ended January 31, 2006, 2007, and 2008:

                                                     Year Ended January 31,
                              --------------------------------------------------------------------
                                       2006                   2007                   2008
                              ---------------------- ---------------------- ----------------------
                                 Amount        %        Amount        %        Amount        %
                              ----------- ---------- ----------- ---------- ----------- ----------

Home appliances............... $ 224,032       32.0%  $ 231,156       30.4%  $ 223,967       27.2%
Consumer electronics..........   186,671       26.6     214,285       28.2     244,040       29.6
Track.........................    99,031       14.1      94,188       12.4     102,031       12.4
Delivery......................     9,344        1.3      11,380        1.5      12,524        1.5
Lawn and garden...............    17,561        2.5      16,741        2.2      20,914        2.5
Bedding.......................    13,120        1.9      17,721        2.3      16,424        2.0
Furniture.....................    15,320        2.2      33,357        4.4      46,373        5.6
Other.........................     4,798        0.7       5,131        0.6       5,298        0.7
                              ----------- ---------- ----------- ---------- ----------- ----------
   Total product sales........   569,877       81.3     623,959       82.0     671,571       81.5
Service maintenance agreement
 commissions..................    30,583        4.3      30,567        4.0      36,424        4.4
Service revenues..............    20,278        2.9      22,411        3.0      22,997        2.8
                              ----------- ---------- ----------- ---------- ----------- ----------
   Total net sales............   620,738       88.5     676,937       89.0     730,992       88.7
Finance charges and other.....    80,410       11.5      83,720       11.0      93,136       11.3
                              ----------- ---------- ----------- ---------- ----------- ----------
       Total revenues......... $ 701,148      100.0%  $ 760,657      100.0%  $ 824,128      100.0%
                              =========== ========== =========== ========== =========== ==========

Within these major product categories (excluding service maintenance agreements, service revenues and delivery and installation), we offer our customers over 2,800 SKU's in a wide range of price points. Most of these products are manufactured by brand name companies, including General Electric, Whirlpool, Frigidaire, Maytag, LG, Mitsubishi, Samsung, Sony, Toshiba, Hitachi, Serta, Simmons, Ashley, Lane, Hewlett Packard, Compaq, Poulan, Husqvarna and Toro. As part of our good-better-best merchandising strategy, our customers are able to choose from products ranging from low-end to mid- to high-end models in each of our key product categories, as follows:

                 Category                        Products                            Selected Brands
                 --------                        --------                            ---------------

Home appliances                   Refrigerators, freezers, washers,       General Electric, Frigidaire,
                                  dryers, ranges, dishwashers,            Whirlpool, Maytag, LG, KitchenAid,
                                  built-ins, air conditioners and         Sharp, Friedrich, Roper, Hoover and
                                  vacuum cleaners                         Eureka

Consumer electronics              LCD, plasma, and DLP televisions,       Sony, Samsung, Mitsubishi, LG,
                                  and home theater systems                Toshiba, Hitachi, Yamaha and Bose

Track                             Computers, computer peripherals,        Hewlett Packard, Compaq, Sony,
                                  camcorders, digital cameras, DVD        Garmin, Nintendo, Microsoft and
                                  players, audio components, compact      Yamaha
                                  disc players, GPS devices, video game
                                  equipment, speakers and portable
                                  electronics (e.g. iPods)

Other                             Lawn and garden, furniture and          Poulan, Husqvarna, Toro, Rally,
                                  mattresses                              Weedeater, Ashley, Lane, Franklin,
                                                                          Simmons and Serta

       Purchasing. We purchase products from over 100 manufacturers and distributors. Our agreements with these manufacturers and distributors typically cover a one or two year time period, are renewable at the option of the parties and are terminable upon 30 days written notice by either party. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal 2008, 54.8% of our total inventory purchases were from six vendors, including 13.1%, 13.0% and 9.1% of our total inventory from Whirlpool, Samsung and Electrolux, respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. We have no indication that any of our suppliers will discontinue selling us merchandise. We have not experienced significant difficulty in maintaining adequate sources of merchandise, and we generally expect that adequate sources of merchandise will continue to exist for the types of products we sell.

       Merchandising Strategy. We focus on providing a comprehensive selection of high-quality merchandise to appeal to a broad range of potential customers. Consistent with our good-better-best merchandising strategy, we offer a wide range of product selections from entry-level models through high-end models. We primarily sell brand name warranted merchandise. Our established relationships with major appliance and electronic vendors and our affiliation with NATM, a major buying group with $3.8 billion in purchases annually, give us purchasing power that allows us to offer custom-featured appliances and electronics and provides us a competitive selling advantage over other independent retailers. As part of our merchandising strategy, we operate four clearance centers with two in Houston, one in San Antonio and one in Dallas to help sell damaged, used or discontinued merchandise.

       Pricing. We emphasize competitive pricing on all of our products and maintain a low price guarantee that is valid in all markets for 10 to 30 days after the sale, depending on the product. At most of our stores, to print an invoice that contains pricing other than the price maintained within our computer system, sales personnel must call a special "hotline" number at the corporate office for approval. Personnel staffing this hotline number are familiar with competitor pricing and are authorized to make price adjustments to fulfill our low price guarantee when a customer presents acceptable proof of the competitor's lower price. This centralized function allows us to maintain control of pricing and gross margins, and to store and retrieve pricing data of our competitors.

Customer Service

       We focus on customer service as a key component of our strategy. We believe our next day delivery option is one of the keys to our success. Additionally, we attempt to answer and resolve all customer complaints within 48 hours of receipt. We track customer complaints by individual salesperson, delivery person and service technician. We send out over 38,000 customer satisfaction survey cards each month covering all deliveries and service calls. Based upon a response rate from our customers of approximately 15%, we consistently report an average customer satisfaction level of approximately 91%.

Store Operations

       Stores. At the end of fiscal 2008 we operated 69 retail and clearance stores located in Texas, Louisiana and Oklahoma. The following table illustrates our markets, the number of freestanding and strip mall stores in each market and the calendar year in which we opened our first store in each market:

                                                   Number of Stores
                                                  ------------------    First
                                                    Stand     Strip     Store
Market                                              Alone      Mall     Opened
------------------------------------------------- --------- --------- ---------
Houston..........................................      6        16       1983
San Antonio/Austin...............................      6         9       1994
Golden Triangle (Beaumont, Port Arthur and
 Orange, Texas and Lake Charles, Louisiana)......      1         4       1937
Baton Rouge/Lafayette............................      1         4       1975
Corpus Christi...................................      1         0       2002
Dallas/Fort Worth................................      1        16       2003
South Texas......................................      0         3       2004
Oklahoma.........................................      0         1       2008
                                                  --------- ---------
Total                                                 16        53
                                                  ========= =========

       Our stores have an average selling space of approximately 22,000 square feet, plus a rear storage area averaging approximately 5,500 square feet for fast-moving or smaller products that customers prefer to carry out rather than wait for in-home delivery. Four of our stores are clearance centers for discontinued product models and damaged merchandise, returns and repossessed product located in our San Antonio, Houston and Dallas markets and contain 48,800 square feet of combined selling space. All stores are open from 10:00 a.m. to 9:30 p.m. Monday through Friday, from 9:00 a.m. to 9:30 p.m. on Saturday, and from 11:00 a.m. to 7:00 p.m. on Sunday. We also offer extended store hours during the holiday selling season.

       Approximately 77% of our stores are located in strip shopping centers and regional malls, with the balance being stand-alone buildings in "power centers" of big box consumer retail stores. All of our locations have parking available immediately adjacent to the store's front entrance. Our storefronts have a distinctive front that guides the customer to the entrance of the store. Inside the store, a large colorful tile track circles the interior floor of the store. One side of the track leads the customer to major appliances, while the other side of the track leads the customer to a large display of television and projection television products. The inside of the track contains various home office and consumer electronic products such as computers, laptops, printers, DVD players, camcorders, digital cameras, MP3 players, video game equipment and GPS devices. Mattresses, furniture and lawn and garden equipment displays occupy the rear of the sales floor. To reach the cashier's desk at the center of the track area, our customers must walk past our products. We believe this increases sales to customers who have purchased products from us on credit in the past and who return to our stores to make their monthly credit payments.

       We have updated many of our stores in the last three years. We expect to continue to update our stores as needed to address each store's specific needs. All of our updated stores, as well as our new stores, include modern interior selling spaces featuring attractive signage and display areas specifically designed for each major product type. Our prototype store for future expansion has from 20,000 to 25,000 square feet of retail selling space, which approximates the average size of our existing stores and a rear storage area of between 5,000 and 7,000 square feet. Our investment to update our stores has averaged approximately $105,000 per store over the past three years, and as a result of the updating, we expect to increase same store sales at those stores. Over the last three years, we have invested approximately $5.1 million updating, refurbishing or relocating our existing stores.

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

       Store Economics. We lease 64 of our 69 current store locations, with an average monthly rent of $20,000. Our average per store investment for the 12 new leased stores we have opened in the last two years was approximately $1.6 million, including leasehold improvements, fixtures and equipment and inventory (net of accounts payable). Our total investment for the location that was built in the last two years totaled approximately $6.8 million, including land, buildings, fixtures and equipment and inventory (net of accounts payable). For these new stores, excluding the clearance center, the net sales per store have averaged $0.7 million per month.

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

       Personnel and Compensation. We staff a typical store with a store manager, an assistant manager, an average of 20 sales personnel and other support staff including cashiers and/or porters based on store size and location. Managers have an average tenure with us exceeding five years and typically have prior sales floor experience. In addition to store managers, we have four district managers that generally oversee from seven to ten stores in each market. Our district managers generally have six to twenty years of sales experience and report to our senior vice president of sales, who has over twenty years of sales experience.

       We compensate the majority of our sales associates on a straight commission arrangement, while we generally compensate store managers on a salary basis plus incentives and cashiers at an hourly rate. In some instances, store managers receive earned commissions plus base salary. We believe that because our store compensation plans are tied to sales, they generally provide us an advantage in attracting and retaining highly motivated employees.

       Training. New sales personnel must complete an intensive classroom training program conducted in each of our markets. We then require them to spend an additional week riding in delivery and service trucks to gain an understanding of how we serve our customers after the sale is made. Installation and delivery staff and service personnel receive training through an on-the-job program in which individuals are assigned to an experienced installation and delivery or service employee as helpers prior to working alone. In addition, our employees benefit from on-site training conducted by many of our vendors.

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

Marketing

       We design our marketing and advertising programs to increase our brand name recognition, educate consumers about our products and services and generate customer traffic in order to increase sales. We conduct our advertising programs primarily through newspapers, radio and television stations and direct marketing through direct mail, telephone and our website. Our promotional programs include the use of discounts, rebates, product bundling and no-interest financing plans.

       Our website, www.conns.com, provides customers the ability to purchase our products on-line, offers information about our selection of products and provides useful information to the consumer on pricing, features and benefits for each product, in addition to required corporate governance information. Our website also allows the customers residing in the markets in which we operate retail locations to apply and be considered for credit. The website currently averages approximately 11,000 visits per day from potential and existing customers and during fiscal 2008, was the source of credit applications. The website is linked to a call center, allowing us to better assist customers with their credit and product needs.

Distribution and Inventory Management

       We typically locate our stores in close proximity of our five regional distribution centers located in Houston, San Antonio, Dallas and Beaumont, Texas and Lafayette, Louisiana and smaller cross-dock facilities in Austin and
Harlingen, Texas and Oklahoma City, Oklahoma. This enables us to deliver products to our customers quickly, reduces inventory requirements at the individual stores and facilitates regionalized inventory and accounting controls.

       In our retail stores we maintain an inventory of fast-moving items and products that the customer is likely to carry out of the store. Our sophisticated Distribution Inventory Sales computer system and the use of scanning technology in our distribution centers allow us to determine, on a real-time basis, the exact location of any product we sell. If we do not have a product at the desired retail store at the time of sale, we can provide it through our distribution system on a next day basis.

       We maintain a fleet of tractors and trailers that allow us to move products from market to market and from distribution centers to stores to meet customer needs. Our fleet of home delivery vehicles enables our highly-trained delivery and installation specialists to quickly complete the sales process, enhancing customer service. We receive a delivery fee based on the products sold and the services needed to complete the delivery. Additionally, we are able to complete deliveries to our customers on the day after the sale for approximately 93% of our customers who have scheduled delivery during that timeframe.

Finance Operations

       General. We sell our products for cash or for payment through major credit cards, in addition to offering our customers several financing alternatives through our proprietary credit programs. In the last three fiscal years, we financed, on average, approximately 59% of our retail sales through one of our two credit programs. We offer our customers a choice of installment payment plans and revolving credit plans through our primary credit portfolio. We also offer an installment program through our secondary credit portfolio to a limited number of customers who do not qualify for credit under our primary credit portfolio. Additionally, the most credit worthy customers in our primary credit portfolio may be eligible for no-interest financing plans. The following table shows our product and service maintenance agreements sales, net of returns and allowances, by method of payment for the periods indicated.

                                                   Year Ended January 31,
                              -----------------------------------------------------------------
                                       2006                  2007                  2008
                              --------------------- --------------------- ---------------------
                                Amount       %        Amount       %        Amount       %
                              ---------- ---------- ---------- ---------- ---------- ----------

Cash and other credit cards.. $ 254,047       42.3% $ 274,533       42.0% $ 267,931       37.8%
Primary credit portfolio:
   Installment...............   263,667       43.9    262,653       40.1    340,274       48.1
   Revolving.................    30,697        5.1     43,225        6.6     34,025        4.8
Secondary credit portfolio...    52,049        8.7     74,115       11.3     65,765        9.3
                              ---------- ---------- ---------- ---------- ---------- ----------
   Total..................... $ 600,460      100.0% $ 654,526      100.0% $ 707,995      100.0%
                              ========== ========== ========== ========== ========== ==========

       Credit Approval. Our credit programs are managed by our centralized credit underwriting department staff, independent of sales personnel. As part of our centralized credit approval process, we have developed a proprietary standardized scoring model that provides preliminary credit decisions, including down payment amounts and credit terms, based on both customer and product risk. The weighted average origination credit score of the receivables included in the sold portfolio was 611 at January 31, 2008, excluding bankruptcy accounts and accounts that had no credit score. While we automatically approve some credit applications from customers, approximately 92% of our credit decisions are based on evaluation of the customer's creditworthiness by a qualified credit grader. As of January 31, 2008, we employed over 450 full-time and part-time employees who focus on credit approval, collections and credit customer service. Employees in these operational areas are trained to follow our strict methodology in approving credit, collecting our accounts, and charging off any uncollectible accounts based on pre-determined aging criteria, depending on their area of responsibility.

       A significant part of our ability to control delinquency and net charge-off is based on the level of down payments that we require and the purchase money security interest that we obtain in the product financed, which reduce our credit risk and increase our customers' ability and willingness to meet their future obligations. We require the customer to purchase or provide proof of credit property insurance coverage to offset potential losses relating to theft or damage of the product financed.

       Installment accounts are paid over a specified period of time with set monthly payments. Revolving accounts provide customers with a specified amount which the customer may borrow, repay and re-borrow so long as the credit limit is not exceeded. Most of our installment accounts provide for payment over 12 to 36 months, with the average account in the primary credit portfolio remaining outstanding for approximately 12 to 14 months. Our revolving accounts remain outstanding approximately 13 to 15 months. During fiscal 2008, approximately 12% of the applications approved under the primary program were approved automatically through our computer system based on the customer's credit history. The remaining applications, of both new and repeat customers, are sent to an experienced in-house credit grader.

       We created our secondary credit portfolio program to meet the needs of those customers who do not qualify for credit under our primary program, typically due to past credit problems or lack of credit history. If we cannot approve a customer's application for credit under our primary portfolio, we automatically send the application to the credit staff of our secondary portfolio for further consideration, using stricter underwriting criteria. The additional requirements include verification of employment and recent work history, reference checks and higher required down payment levels. We offer only the installment program to those customers that qualify under these stricter underwriting criteria. An experienced, in-house credit grader administers the credit approval process for all applications received under our secondary portfolio program. Most of the installment accounts approved under this program provide for repayment over 12 to 36 months, with the average account was remaining outstanding for approximately 18 to 20 months.

       The following tables present, for comparison purposes, information regarding our two credit portfolios.

                                                      Primary Portfolio (1)
                                               --------------------------------
                                                     Year Ended January 31,
                                               --------------------------------
                                                  2006       2007       2008
                                               ---------- ---------- ----------
                                                  (total outstanding balance
                                                        in thousands)
Total outstanding balance (period end).........$ 421,649  $ 435,607  $ 511,586
Average outstanding customer balance...........$   1,284  $   1,250  $   1,287
Number of active accounts (period end).........  328,402    348,593    397,606
Total applications processed (2)...............  684,674    778,784    823,627
Percent of retail sales financed...............     49.0%      46.7%      52.9%
Total applications approved....................     52.8%      45.8%      48.6%
Average down payment...........................      7.6%      10.6%       7.4%
Average interest spread (3)....................     12.0%      11.0%      12.9%

                                                      Secondary Portfolio
                                               --------------------------------
                                                     Year Ended January 31,
                                               --------------------------------
                                                  2006       2007       2008
                                               ---------- ---------- ----------
                                                  (total outstanding balance
                                                        in thousands)
Total outstanding balance (period end).........$  98,072  $ 133,944  $ 143,281
Average outstanding customer balance...........$   1,128  $   1,212  $   1,264
Number of active accounts (period end).........   86,936    110,472    113,316
Total applications processed (2)...............  314,698    404,543    400,592
Percent of retail sales financed...............      8.7%      11.3%       9.3%
Total applications approved....................     34.1%      32.1%      29.8%
Average down payment...........................     26.4%      25.1%      24.4%
Average interest spread (3)....................     14.1%      13.5%      14.0%


                                                     Combined Portfolio (1)
                                               --------------------------------
                                                     Year Ended January 31,
                                               --------------------------------
                                                  2006       2007       2008
                                               ---------- ---------- ----------
                                                  (total outstanding balance
                                                        in thousands)
Total outstanding balance (period end).........$ 519,721  $ 569,551  $ 654,867
Average outstanding customer balance...........$   1,251  $   1,241     $1,282
Number of active accounts (period end).........  415,338    459,065    510,922
Total applications processed (2)...............  999,372  1,183,327  1,224,219
Percent of retail sales financed...............     57.7%      58.0%      62.2%
Total applications approved....................     44.3%      41.7%      45.3%
Average down payment...........................     10.9%      13.7%       9.9%
Average interest spread (3)....................     12.4%      11.5%      13.2%

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

       Our collection activities involve a combination of efforts that take place in our corporate office and San Antonio collection centers, and outside collection efforts that involve a visit by one of our credit counselors to the customer's home. We maintain a predictive dialer system and letter campaign that helps us contact between 25,000 and 30,000 delinquent customers daily. We also maintain an experienced skip-trace department that utilizes current technology to locate customers who have moved and left no forwarding address. Our outside collectors provide on-site contact with the customer to assist in the collection process or, if needed, to actually repossess the product in the event of non-payment. Repossessions are made when it is clear that the customer is unwilling to establish a reasonable payment program. Our legal department represents us in bankruptcy proceedings and filing of delinquency judgment claims and helps handle any legal issues associated with the collection process.

       Generally, we deem an account to be uncollectible and charge it off if the account is 120 days or more past due and we have not received a payment in the last seven months. Over the last 36 months, we have recovered approximately 12% of charged-off amounts through our collection activities. The income that we realize from our interest in securitized receivables depends on a number of factors, including expected credit losses. Therefore, it is to our advantage to maintain a low delinquency rate and loss ratio on these credit portfolios.

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

       The  following   tables  reflects  the  performance  of  our  two  credit
portfolios, net of unearned interest.

                                                    Primary Portfolio (1)             Secondary Portfolio
                                              --------------------------------  --------------------------------
                                                   Year Ended January 31,            Year Ended January 31,
                                              --------------------------------  --------------------------------
                                                 2006       2007       2008        2006       2007       2008
                                              ---------- ---------- ----------  ---------- ---------- ----------
                                                   (dollars in thousands)            (dollars in thousands)

Total outstanding balance (period end)........$ 421,649  $ 435,607  $ 511,586   $  98,072  $ 133,944  $ 143,281
Average total outstanding balance.............$ 387,464  $ 417,747  $ 465,429   $  83,461  $ 116,749  $ 141,202
Account balances over 60 days old (period
 end).........................................$  26,029  $  26,024  $  31,558   $   9,508  $  11,638  $  18,220
Percent of balances over 60 days old to
 total outstanding (period end) (2)...........      6.2%       6.0%       6.2%        9.7%       8.7%      12.7%
Bad debt write-offs (net of recoveries).......$   9,852  $  13,507  $  12,429   $   1,915  $   3,896  $   4,989
Percent of write-offs (net) to average
 outstanding (3)..............................      2.5%       3.2%       2.7%        2.2%       3.3%       3.5%


                                                    Combined Portfolio (1)
                                              --------------------------------
                                                   Year Ended January 31,
                                              --------------------------------
                                                 2006       2007       2008
                                              ---------- ---------- ----------
                                                   (dollars in thousands)
Total outstanding balance (period end)........$ 519,721  $ 569,551  $ 654,867
Average total outstanding balance.............$ 470,925  $ 534,496  $ 606,628
Account balances over 60 days old (period
 end).........................................$  35,537  $  37,662  $  49,778
Percent of balances over 60 days old to
 total outstanding (period end) (2)...........      6.8%       6.6%       7.6%
Bad debt write-offs (net of recoveries).......$  11,767  $  17,403  $  17,418
Percent of write-offs (net) to average
 outstanding (3)..............................      2.5%       3.3%       2.9%

------------------------------------
(1)    The Primary Portfolio consists of owned and sold receivables.
(2) At January 31, 2006, the percent of balances over 60 days old was elevated due to the impact of Hurricanes Katrina and Rita. See additional discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.
(3) The fiscal year ended January 31, 2007, was impacted by the disruption to our credit collection operations caused by Hurricane Rita.

       The  following  table  presents  information  regarding the growth of our
combined   credit   portfolios,    including    unearned   interest.

                                                   Year Ended January 31,
                                            -----------------------------------
                                                2006        2007        2008
                                            ----------- ----------- -----------
                                                   (dollars in thousands)
Beginning balance...........................$  514,204  $  620,736  $  675,253
New receivables financed....................   495,553     511,158     615,606
Revolving finance charges...................     3,858       3,892       3,838
Returns on account..........................    (5,397)     (5,465)     (5,474)
Collections on account......................  (375,342)   (437,665)   (491,487)
Accounts charged off........................   (14,392)    (19,538)    (19,622)
Recoveries of charge-offs...................     2,252       2,135       2,204
                                            ----------- ----------- -----------
Ending balance..............................   620,736     675,253     780,318
Less unearned interest at end of period.....  (101,015)   (105,702)   (125,451)
                                            ----------- ----------- -----------
Total portfolio, net........................$  519,721  $  569,551  $  654,867
                                            =========== =========== ===========

Product Support Services

       Credit Insurance. Acting as agents for unaffiliated insurance companies, we sell credit life, credit disability, credit involuntary unemployment and credit property insurance at all of our stores. These products cover payment of the customer's credit account in the event of the customer's death, disability or involuntary unemployment or if the financed property is lost or damaged. We receive sales commissions from the unaffiliated insurance company at the time we sell the coverage, and we recognize retrospective commissions, which are additional commissions paid by the insurance carrier if insurance claims are less than earned premiums.

       We require proof of property insurance on all installment credit purchases, although we do not require that customers purchase this insurance from us. During fiscal 2008, approximately 75.2% of our credit customers purchased one or more of the credit insurance products we offer, and approximately 18.9% purchased all of the insurance products we offer. Commission revenues from the sale of credit insurance contracts represented approximately 2.4%, 2.4% and 2.6% of total revenues for fiscal years 2006, 2007 and 2008, respectively.

       Warranty Service. We provide service for all of the products we sell and only for the products we sell. Customers purchased service maintenance agreements on products representing approximately 49.4% of our total retail sales for fiscal 2008. These agreements broaden and extend the period of covered manufacturer warranty service for up to five years from the date of purchase, depending on the product, and cover certain items during the manufacturer's warranty period. These agreements are sold at the time the product is purchased. Customers may finance the cost of the agreements along with the purchase price of the associated product. We contact the customer prior to the expiration of the service maintenance period to provide them the opportunity to renew the period of warranty coverage.

       We have contracts with unaffiliated third party insurers that issue the service maintenance agreements to cover the costs of repairs performed by our service department under these agreements. The initial service contract is between the customer and the independent insurance company, but we are the insurance company's first choice to provide service when it is needed. We receive a commission on the sale of the contract, and we bill the insurance company for the cost of the service work that we perform. Commissions earned on the sales of these third party contracts are recognized in revenues at the time of the sale. We are the obligor under renewal contracts sold after the primary warranty and third party service maintenance agreements expire. Under renewal contracts we recognize revenues received, and direct selling expenses incurred, over the life of the contracts, and expense the cost of the service work performed as products are repaired.

       Of the 16,000 to 23,000 repairs that we perform each month, approximately 32.6% are covered under these service maintenance agreements, approximately 35.3% are covered by manufacturer warranties and the remainder are "walk-in" repairs from our customers. Revenues from the sale of service maintenance agreements represented approximately 4.9%, 4.5%, and 5.0% of net sales during fiscal years 2006, 2007 and 2008, respectively.

Management Information Systems

       We have a fully integrated management information system that tracks, on a real-time basis, point-of-sale information, inventory receipt and distribution, merchandise movement and financial information. The management information system also includes a local area network that connects all corporate users to e-mail, scheduling and various servers. All of our facilities are linked by a wide-area network that provides communication for in-house credit authorization and real-time capture of sales and merchandise movement at the store level. In our distribution centers, we use wireless terminals to assist in receiving, stock put-away, stock movement, order filling, cycle counting and inventory management. At our stores, we currently use desktop terminals to provide sales, and inventory receiving, transferring and maintenance capabilities.

       Our integrated management information system also includes extensive functionality for management of the complete credit portfolio life cycle as well as functionality for the management of product service. The credit system continues from our in-house credit authorization through account set up and tracking, credit portfolio condition, collections, credit employee productivity metrics, skip-tracing, and bankruptcy, fraud and legal account management. The service system provides for service order processing, warranty claims processing, parts inventory management, technician scheduling and dispatch, technician performance metrics and customer satisfaction measurement. The sales, credit and service systems share a common customer and product sold database.

       Our point of sale system uses an IBM Series i5 hardware system that runs on the i5OS operating system. This system enables us to use a variety of readily available applications in conjunction with software that supports the system. All of our current business application software, except our website, accounting, human resources and credit legal systems, has been developed in-house by our management information system employees. We believe our management information systems efficiently support our current operations and provide a foundation for future growth.

       We employ Nortel telephone switches and state of the art Avaya predictive dialers, as well as a redundant data network and cable plant, to improve the efficiency of our collection and overall corporate communication efforts.

       As part of our ongoing system availability protection and disaster recovery planning, we have implemented a secondary IBM Series i5 system. We installed and implemented the back-up IBM Series i5 system in our corporate offices to provide the ability to switch production processing from the primary system to the secondary system within thirty minutes should the primary system become disabled or unreachable. The two machines are kept synchronized utilizing third party software. This backup system provides "high availability" of the production processing environment. The primary IBM Series i5 system is geographically removed from our corporate office for purposes of disaster recovery and security. Our disaster recovery plan worked as designed during our evacuation from our corporate headquarters in Beaumont, Texas, due to Hurricane Rita in September 2005. While we were displaced, our store, distribution and service operations that were not impacted by the hurricane continued to have normal system availability and functionality.

Competition

       According to Twice, total industry manufacturer sales of home appliances and consumer electronics products in the United States, including imports, to the top 100 dealers were estimated to be $24.0 billion and $113.1 billion, respectively, in 2006. The retail home appliance market is large and concentrated among a few major suppliers. Sears has historically been the leader in the retail home appliance market, with a market share among the top 100 retailers of approximately 39% in 2005 and 37% in 2006. The consumer electronics market is highly fragmented. We estimate that the two largest consumer electronics superstore chains accounted for approximately 32% of the total electronics sales attributable to the 100 largest retailers in 2006. However, new entrants in both industries have been successful in gaining market share by offering similar product selections at lower prices.

       As reported by Twice, based upon revenue in 2006, we were the 9th largest retailer of home appliances and the 37th largest retailer of consumer electronics. Our competitors include national mass merchants such as Sears and Wal-Mart, specialized national retailers such as Circuit City and Best Buy, home improvement stores such as Lowe's and Home Depot, and locally-owned regional or independent retail specialty stores. The availability and convenience of the Internet is increasing as a competitive factor in our industry.

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

Employees

       As of January 31, 2008, we had approximately 2,800 full-time employees and 100 part-time employees, of which approximately 1,300 were sales personnel. We offer a comprehensive benefits package including health, life, short and long term disability, and dental insurance coverage as well as a 401(k) plan, employee stock purchase plan, paid vacation and holiday pay. None of our employees are covered by collective bargaining agreements and we believe our employee relations are good. Conn's has formal dispute resolution plan that requires mandatory arbitration for employment related issues. The plan covers all applicants and current employees, and covers former employees who left Conn's on or after March 1, 2006.

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

       Our board has adopted a code of business conduct and ethics for our employees, a code of ethics for our chief executive officer and senior financial professionals and a code of business conduct and ethics for our board of directors. A copy of these codes are published on our website at www.conns.com under "Investor Relations." We intend to make all required disclosures concerning any amendments to, waivers from, these codes on our website. In addition, we make available, free of charge on our internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading "Conn's Investor Relations," by accessing our website at www.conns.com. Also, reports and other information concerning us are available for inspection and copying at NASDAQ Capital Markets.


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

OUR SUCCESS DEPENDS ON OUR ABILITY TO OPEN AND OPERATE PROFITABLY NEW STORES IN EXISTING, ADJACENT AND NEW GEOGRAPHIC MARKETS.

       We plan to continue our expansion by opening an additional seven to 10 new stores in fiscal 2009. We have not yet selected sites for all of the stores that we plan to open within the next fiscal year. We may not be able to open all of these stores, and any new stores that we open may not be profitable or meet our goals. Any of these circumstances could have a material adverse effect on our financial results.

       There are a number of factors that could affect our ability to open and operate new stores consistent with our business plan, including:

       o      competition in existing, adjacent and new markets;

       o competitive conditions, consumer tastes and discretionary spending patterns in adjacent and new markets that are different from those in our existing markets;

       o a lack of consumer demand for our products or financing programs at levels that can support new store growth;

       o inability to make customer financing programs available that allow consumer to purchase products at levels that can support new store growth;

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

       We finance most of our customer receivables through asset-backed securitization facilities. The trust arrangement governing these facilities currently provides for three separate series of asset-backed notes that allowed us, as of January 31, 2008, to borrow up to $640 million to finance customer receivables. Under each note series, we transfer customer receivables to a qualifying special purpose entity we formed for this purpose, in exchange for cash, subordinated securities and the right to receive cash flows equal to the interest rate spread between the transferred receivables and the notes issued to third parties. This qualifying special purpose entity, in turn, issues notes collateralized by these receivables that entitle the holders of the notes to participate in certain cash flows from these receivables. The 2002 Series A program is a $450 million variable funding note, of which $278.0 million was drawn as of January 31, 2008. The 2002 Series A program consists of a $250 million 364-day tranche that is up for renewal in July 2008, and a $200 million tranche that matures in August 2011. If the $250 million 364-day commitment is not renewed in July 2008, the qualifying special purpose entity would be required to use the proceeds from collections on the receivables portfolio to pay off the portion of the 2002 Series A note that is greater than $200 million. If that were to occur, and if we are not able to complete the issuance of an additional series of medium-term notes, we would be required to fund new receivables generated using our existing cash flows, borrowings on our credit facilities and may be required to obtain new sources of financing to continue funding our credit operations. The 2002 Series B program consists of $40.0 million in private bond placements that began scheduled principal payments in October 2006. The 2006 Series A program consists of $150 million in private bond placements that will require scheduled principal payments beginning in September 2010.

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

       o      our ability to adequately service our financial instruments;

       o the absence of any material downgrading or withdrawal of ratings given to our securities previously issued in securitizations; and

       o      prevailing interest rates.

       Our ability to finance customer receivables under our current asset-backed securitization facilities depends on our continued compliance with covenants relating to our business and our customer receivables. If these programs reach their capacity or otherwise become unavailable, and we are unable to arrange substitute securitization facilities or other sources of financing, we may have to limit the amount of credit that we make available through our customer finance programs. This may adversely affect revenues and results of operations. Further, our inability to obtain funding through securitization
facilities  or  other  sources  may  adversely   affect  the   profitability  of
outstanding accounts under our credit programs if existing customers fail to repay outstanding credit due to our refusal to grant additional credit. Since our cost of funds under our bank credit facility is expected to be greater than our cost of funds under our current securitization facility, increased reliance on our bank credit facility may adversely affect our net income.

       We also have a revolving credit facility of $50 million that can be used for working capital purposes, including funding credit portfolio growth. The credit facility has an accordion feature that allows further expansion of the facility to $90 million, under certain conditions. This facility has a maturity date of November 1, 2010, and provides a sublimit of $5 million for standby letters of credit.

AN INCREASE IN INTEREST RATES MAY ADVERSELY AFFECT OUR PROFITABILITY.

       The interest rates on our bank credit facility and the 2002 Series A program under our asset-backed securitization facility fluctuate up or down based upon the LIBOR rate, the prime rate of our administrative agent or the federal funds rate in the case of the bank credit facility and the commercial paper rate in the case of the 2002 Series A program. Additionally, the level of interest rates in the market in general will impact the interest rate on medium-term notes issued under our asset-backed securitization facility. To the extent that such rates increase, the fair value of our interests in securitized assets will decline and our interest expense could increase, which may result in a decrease in our profitability.

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

       We estimate that capital expenditures during fiscal 2009 will be approximately $20 million to $25 million and that capital expenditures during future years may exceed this amount. We expect that cash provided by operating activities, available borrowings under our credit facility, and access to the unfunded portion of our asset-backed securitization program will be sufficient to fund our operations, store expansion and updating activities and capital expenditure programs for at least 12 months. However, this may not be the case. We may be required to seek additional capital earlier than anticipated if future cash flows from operations fail to meet our expectations and costs or capital expenditures related to new store openings exceed anticipated amounts.

A DECREASE IN OUR CREDIT SALES OR A DECLINE IN CREDIT QUALITY COULD LEAD TO A DECREASE IN OUR PRODUCT SALES AND PROFITABILITY.

       In the last three fiscal years, we financed, on average, approximately 59% of our retail sales through our internal credit programs. Our ability to provide credit as a financing alternative for our customers depends on many factors, including the quality of our accounts receivable portfolio. Payments on some of our credit accounts become delinquent from time to time, and some accounts end up in default, due to several factors, such as general and local economic conditions, including the impact of rising interest rates on sub-prime mortgage borrowers. As we expand into new markets, we will obtain new credit accounts that may present a higher risk than our existing credit accounts since new credit customers do not have an established credit history with us. A general decline in the quality of our accounts receivable portfolio could lead to a reduction of available credit provided through our finance operations. As a result, we might sell fewer products, which could adversely affect our earnings. Further, because approximately 56% of our credit customers make their credit account payments in our stores, any decrease in credit sales could reduce traffic in our stores and lower our revenues. A decline in the credit quality of our credit accounts could also cause an increase in our credit losses, which could result in a decrease in our securitization income or increase the provision for bad debts on our statement of operations and result in an adverse effect on our earnings. A decline in credit quality could also lead to stricter underwriting criteria which might have a negative impact on sales.

A DOWNTURN IN THE ECONOMY MAY AFFECT CONSUMER PURCHASES OF DISCRETIONARY ITEMS, WHICH COULD REDUCE OUR NET SALES.

       A portion of our sales represent discretionary spending by our customers. Many factors affect spending, including regional or world events, war, conditions in financial markets, general business conditions, interest rates, inflation, energy and gasoline prices, consumer debt levels, the availability of consumer credit, taxation, unemployment trends and other matters that influence consumer confidence and spending. Our customers' purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our net sales and profitability could decline.

WE FACE SIGNIFICANT COMPETITION FROM NATIONAL, REGIONAL AND LOCAL RETAILERS OF HOME APPLIANCES AND CONSUMER ELECTRONICS.

       The retail market for consumer electronics is highly fragmented and intensely competitive and the market for home appliances is concentrated among a few major dealers. We currently compete against a diverse group of retailers, including national mass merchants such as Sears, Wal-Mart, Target, Sam's Club and Costco, specialized national retailers such as Circuit City and Best Buy, home improvement stores such as Lowe's and Home Depot, and locally-owned regional or independent retail specialty stores that sell home appliances and consumer electronics similar, and often identical, to those we sell. We also compete with retailers that market products through store catalogs and the Internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time.

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

       o the decreased size of flat-panel televisions allowing new entrants to display and sell the product;

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

IF WE FAIL TO ANTICIPATE CHANGES IN CONSUMER PREFERENCES, OUR SALES MAY DECLINE.

       Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our success depends upon our ability to anticipate and respond in a timely manner to trends in consumer preferences relating to home appliances and consumer electronics. If we fail to identify and respond to these changes, our sales of these products may decline. In addition, we often make commitments to purchase products from our vendors up to six months in advance of proposed delivery dates. Significant deviation from the projected demand for products that we sell may have a material adverse effect on our results of operations and financial condition, either from lost sales or lower margins due to the need to reduce prices to dispose of excess inventory.

A DISRUPTION IN OUR RELATIONSHIPS WITH, OR IN THE OPERATIONS OF, ANY OF OUR KEY SUPPLIERS COULD CAUSE OUR SALES TO DECLINE.

       The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers such as General Electric, Whirlpool, Frigidaire, Maytag, LG, Mitsubishi, Samsung, Sony, Toshiba, Hitachi, Serta, Simmons, Ashley, Lane, Hewlett Packard, Compaq, Poulan, Husqvarna and Toro. We do not have long term supply agreements or exclusive arrangements with the majority of our vendors. We typically order our inventory through the issuance of individual purchase orders to vendors. We also rely on our suppliers for cooperative advertising support. We may be subject to rationing by suppliers with respect to a number of limited distribution items. In addition, we rely heavily on a relatively small number of suppliers. Our top six suppliers represented 54.8% of our purchases for fiscal 2008, and the top two suppliers represented approximately 26.1% of our total purchases. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition.

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

       Furthermore, we rely on credit from vendors to purchase our products. As of January 31, 2008, we had $30.4 million in accounts payable and $81.5 million in merchandise inventories. A substantial change in credit terms from vendors or vendors' willingness to extend credit to us would reduce our ability to obtain the merchandise that we sell, which could have a material adverse effect on our sales and results of operations.

       Our vendors also supply us with marketing funds and volume rebates. If our vendors fail to continue these incentives it could have a material adverse effect on our sales and results of operations.

YOU SHOULD NOT RELY ON OUR COMPARABLE STORE SALES AS AN INDICATION OF OUR FUTURE RESULTS OF OPERATIONS BECAUSE THEY FLUCTUATE SIGNIFICANTLY.

       Our historical same store sales growth figures have fluctuated significantly from quarter to quarter. For example, same store sales growth for each of the quarters of fiscal 2008 were -0.3%, 5.0%, 6.8%, and 1.9%, respectively. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

       o      changes in competition;

       o      general economic conditions;

       o      new product introductions;

       o      consumer trends;

       o      changes in our merchandise mix;

       o changes in the relative sales price points of our major product categories;

       o      ability to offer credit programs attractive to our customers;

       o the impact of our new stores on our existing stores, including potential decreases in existing stores' sales as a result of opening new stores;

       o      weather conditions in our markets;

       o      timing of promotional events;

       o      timing, location and participants of major sporting events; and

       o      our ability to execute our business strategy effectively.

       Changes in our quarterly and annual comparable store sales results could cause the price of our common stock to fluctuate significantly.

BECAUSE WE EXPERIENCE SEASONAL FLUCTUATIONS IN OUR SALES, OUR QUARTERLY RESULTS WILL FLUCTUATE, WHICH COULD ADVERSELY AFFECT OUR COMMON STOCK PRICE.

       We experience seasonal fluctuations in our net sales and operating results. In fiscal 2008, we generated 27.4% of our net sales and 33.0% of our net income in the fiscal quarter ended January 31 (which included the holiday selling season). We also incur significant additional expenses during this fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fiscal quarter ending January 31, our net sales could decline, resulting in excess inventory or increased sales discounts to sell excess inventory, which could harm our financial performance. A shortfall in expected net sales, combined with our significant additional expenses during this fiscal quarter, could cause a significant decline in our operating results. This could adversely affect our common stock price.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY CHANGES IN CONSUMER PROTECTION LAWS AND REGULATIONS.

       Federal and state consumer protection laws and regulations, such as the Fair Credit Reporting Act, limit the manner in which we may offer and extend credit. Since we finance a substantial portion of our sales, any adverse change in the regulation of consumer credit could adversely affect our total revenues and gross margins. For example, new laws or regulations could limit the amount of interest or fees that may be charged on consumer credit accounts or restrict our ability to collect on account balances, which would have a material adverse effect on our earnings. During 2005, new bankruptcy laws went into effect that impacted our customers' ability to file for bankruptcy. Historically, we had been relatively effective in pursuing our position as a secured creditor of bankrupt borrowers and obtaining payments on the related accounts and contracts. However, at this time we cannot be certain what long term impact these changes will have on our delinquency or loss experience. Compliance with existing and future laws or regulations could require us to make material expenditures, in particular personnel training costs, or otherwise adversely affect our business or financial results. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could have an adverse effect on our results of operations and stock price.

PENDING LITIGATION RELATING TO THE SALE OF CREDIT INSURANCE AND THE SALE OF SERVICE MAINTENANCE AGREEMENTS IN THE RETAIL INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS.

       We understand that states' attorneys general and private plaintiffs have filed lawsuits against other retailers relating to improper practices conducted in connection with the sale of credit insurance in several jurisdictions around the country. We offer credit insurance in all of our stores and require the customer to purchase property insurance from us or from a third party provider, at their election, in connection with sales of merchandise on installment credit; therefore, similar litigation could be brought against us. While we believe we are in full compliance with applicable laws and regulations, if we are found liable in any future lawsuit regarding credit insurance or service maintenance agreements, we could be required to pay substantial damages or incur substantial costs as part of an out-of-court settlement, either of which could have a material adverse effect on our results of operations and stock price. An adverse judgment or any negative publicity associated with our service maintenance agreements or any potential credit insurance litigation could also affect our reputation, which could have a negative impact on sales.

IF WE LOSE KEY MANAGEMENT OR ARE UNABLE TO ATTRACT AND RETAIN THE QUALIFIED SALES AND CREDIT GRANTING AND COLLECTION PERSONNEL REQUIRED FOR OUR BUSINESS, OUR OPERATING RESULTS COULD SUFFER.

       Our future success depends to a significant degree on the skills, experience and continued service of our key executives or the identification of suitable successors for them. If we lose the services of any of these individuals, or if one or more of them or other key personnel decide to join a competitor or otherwise compete directly or indirectly with us, and we are unable to identify a suitable successor, our business and operations could be harmed, and we could have difficulty in implementing our strategy. In addition, as our business grows, we will need to locate, hire and retain additional qualified sales personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Additionally, if we are unable to attract and retain qualified credit granting and collection personnel, our ability to perform quality underwriting of new credit transactions or maintain workloads for our collections personnel at a manageable level, our operations could be adversely impacted and result in higher delinquency and net charge-offs on our credit portfolio. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales growth and operating results could suffer.

BECAUSE OUR STORES ARE LOCATED IN TEXAS, LOUISIANA AND OKLAHOMA, WE ARE SUBJECT TO REGIONAL RISKS.

       Our 69 stores are located exclusively in Texas, Louisiana and Oklahoma. This subjects us to regional risks, such as the economy, weather conditions, hurricanes and other natural disasters. If the region suffered an economic downturn or other adverse regional event, there could be an adverse impact on our net sales and profitability and our ability to implement our planned expansion program. Several of our competitors operate stores across the United States and thus are not as vulnerable to the risks of operating in one region.

OUR INFORMATION TECHNOLOGY INFRASTRUCTURE IS VULNERABLE TO DAMAGE THAT COULD HARM OUR BUSINESS.

       Our ability to operate our business from day to day, in particular our ability to manage our credit operations and inventory levels, largely depends on the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, communicate customer information, aggregate daily sales information and manage our credit portfolio. These systems and our operations are subject to damage or interruption from:

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

       The software that we have developed to use in our daily operations may contain undetected errors that could cause our network to fail or our expenses to increase. Any failure due to any of these causes, if it is not supported by our disaster recovery plan, could cause an interruption in our operations and result in reduced net sales and profitability.

IF WE ARE UNABLE TO MAINTAIN OUR INSURANCE LICENSES IN THE STATES WE OPERATE OUR OPERATING RESULTS COULD SUFFER.

         We derive a significant portion of our revenues and operating income from the sale of various insurance products to our customers. These products include credit insurance, service maintenance agreements and product replacement policies. If for any reason we were unable to maintain our insurance licenses in the states we operate our operating results could suffer.

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

CHANGES IN PREMIUM AND COMMISSION RATES ALLOWED BY REGULATORS ON OUR CREDIT INSURANCE AND SERVICE MAINTENANCE AGREEMENTS AS ALLOWED BY THE LAWS AND REGULATIONS IN THE STATES IN WHICH WE OPERATE COULD AFFECT OUR REVENUES.

       We derive a significant portion of our revenues and operating income from the sale of various insurance products to our customers. These products include credit insurance and service maintenance agreements. If the rate we are allowed to charge on those products declines, our operating results could suffer.

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

FAILURE TO PROTECT THE SECURITY OF OUR CUSTOMER'S INFORMATION COULD EXPOSE US TO LITIGATION, JUDGMENTS FOR DAMAGES AND UNDERMINE THE TRUST PLACED WITH US BY OUR CUSTOMERS.

       We capture, transmit, handle and store sensitive information, which involves certain inherent security risks. Such risks include, among other things, the interception of by persons outside the Company or by our own employees. While we believe we have taken appropriate steps to protect confidential information, there can be no assurance that we can prevent the compromise of our customers' data or other confidential information. If such a breach should occur at Conn's, it could have a severe negative impact on our business and results of operations.

ANY CHANGES IN THE TAX LAWS OF THE STATES IN WHICH WE OPERATE COULD AFFECT OUR STATE TAX LIABILITIES. ADDITIONALLY, BEGINNING OPERATIONS IN NEW STATES COULD ALSO AFFECT OUR STATE TAX LIABILITIES.

       As we experienced in fiscal year 2007 with the change in the Texas tax law, legislation could be introduced at any time that changes our state tax liabilities in a way that has an adverse impact on our results of operations. The Texas margin tax is expected to increase our effective rate from approximately 35.3%, before its introduction, to between 36.5% and 37.5% in the future. Our recent commencement of operations in Oklahoma and the potential to enter new states in the future could adversely affect our results of operations, dependent upon the tax laws in place in those states.

A FURTHER RISE IN OIL AND GASOLINE PRICES COULD AFFECT OUR CUSTOMERS' DETERMINATION TO DRIVE TO OUR STORES, AND CAUSE US TO RAISE OUR DELIVERY CHARGES.

       A further significant increase in oil and gasoline prices could adversely affect our customers' shopping decisions and patterns. We rely heavily on our internal distribution system and our next day delivery policy to satisfy our customers' needs and desires, and any such significant increases could result in increased distribution charges. Such increases may not significantly affect our competitors.


ITEM 1B. UNRESOLVED STAFF COMMENTS.

       None.


ITEM 2. PROPERTIES.

       The following summarizes the geographic location of our stores, warehouse and distribution centers and corporate facilities by major market area:

                                                                                            Leases
                                                                                             With
                                                                                           Options
                                                                   Total                   Expiring
                                        No. of       Leased       Square       Storage     Beyond 10
            Geographic Location        Locations   Facilities      Feet      Square Feet     Years
        ----------------------------  -----------  -----------  -----------  -----------  -----------
        Golden Triangle District (1).         5            5       157,129       30,456           5
        Louisiana District...........         5            5       148,628       38,394           5
        Houston District.............        22           19       538,342       89,235          14
        San Antonio/Austin District..        15           15       458,637       87,849          14
        Corpus Christi...............         1            1        61,864       18,960           1
        South Texas..................         3            3        91,697       15,484           3
        Oklahoma District............         1            1        31,385        6,385           1
        Dallas District..............        17           15       492,193       86,809          15
                                      -----------  -----------  -----------  -----------  -----------
           Store Totals..............        69           64     1,979,875      373,572          58
        Warehouse/Distribution
         Centers.....................         7            4       721,453      721,453           1
        Service Centers..............         5            3       191,932      133,636           1
        Corporate Offices............         1            1       106,783       25,000           1
                                      -----------  -----------  -----------  -----------  -----------
           Total.....................        82           72     3,000,043    1,253,661          61
                                      ===========  ===========  ===========  ===========  ===========

-----------
       (1)    Includes one store in Lake Charles, Louisiana.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2008.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

WHAT IS THE PRINCIPAL MARKET FOR OUR COMMON STOCK?

       The principal market for our common stock is the NASDAQ Global Select Market. Our common stock is listed on the NASDAQ Global Select Market under the symbol "CONN." Information regarding the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported on NASDAQ is summarized as follows:

                                                            High      Low
                                                         --------- ---------
           Quarter ended April 30, 2006.................. $ 44.99   $ 31.81
           Quarter ended July 31, 2006................... $ 35.52   $ 24.02
           Quarter ended October 31, 2006................ $ 26.75   $ 17.61
           Quarter ended January 31, 2007................ $ 25.33   $ 21.00
           Quarter ended April 30, 2007.................. $ 28.27   $ 22.66
           Quarter ended July 31, 2007................... $ 32.19   $ 24.35
           Quarter ended October 31, 2007................ $ 28.54   $ 19.60
           Quarter ended January 31, 2008................ $ 25.87   $ 14.05


HOW MANY COMMON STOCKHOLDERS DO WE HAVE?

       As of March 14, 2008, we had approximately 51 common stockholders of record and an estimated 7,500 beneficial owners of our common stock.

DID WE DECLARE ANY CASH DIVIDENDS IN FISCAL 2007 OR FISCAL 2008?

       No cash dividends were paid in fiscal 2007 or 2008. We do not anticipate paying dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

HAS THE COMPANY HAD ANY SALES OF UNREGISTERED SECURITIES DURING THE LAST YEAR?

       The Company has had no sales of  unregistered  securities  during  fiscal
2008.

HAS THE COMPANY PURCHASED ANY OF ITS SECURITIES DURING THE PAST QUARTER?

       On August 25, 2006, we announced that our Board of Directors had authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and in privately negotiated transactions, up to an aggregate of $50.0 million of our common stock, dependent on market conditions and the price of the stock. During the quarter ended January 31, 2008, we effected the following repurchases of our common stock:

                                                             Total # of Shares      Approximate
                                                                Purchased as      Dollar Value of
                                     Total # of    Average   Part of Publicly     Shares That May
                                       shares    Price Paid      Announced       Yet Be Purchased
             Period                  purchased    per share      Programs        Under the Programs
             ------                  ----------  ----------  -----------------  -------------------

November 1 - November 30, 2007......         -    $      -                  -    $      25,498,150

December 1 - December 31, 2007......   443,600    $  19.64            443,600    $      16,784,118

January 1 - January 31, 2008........   238,420    $  15.93            238,420    $      12,985,016
                                     ----------              -----------------

Total...............................   682,020                        682,020
                                     ==========              =================

ITEM 6. SELECTED FINANCIAL DATA.

                                                                 Year Ended January 31, (A)
                                                -----------------------------------------------------------
                                                    2004        2005        2006        2007        2008
                                                ----------- ----------- ----------- ----------- -----------
                                                (dollars and shares in thousands, except per share amounts)
                                                                                                     (B)
Statement of Operations:
Total revenues..................................  $498,378    $565,821    $701,148    $760,657    $824,128
Operating expense:
Cost of goods sold, including warehousing
 and occupancy cost.............................   300,935     339,887     427,843     473,064     517,166
Selling, general and administrative expense.....   152,234     173,349     208,259     224,979     245,317
Provision for bad debts.........................     2,504       2,589       1,133       1,476       1,908
                                                ----------- ----------- ----------- ----------- -----------
Total operating expense.........................   455,673     515,825     637,235     699,519     764,391
                                                ----------- ----------- ----------- ----------- -----------
Operating income................................    42,705      49,996      63,913      61,138      59,737
Interest (income) expense, net and minority
 interest.......................................     4,577       2,477         400        (676)       (515)
Other (income) expense..........................      (175)        126          69        (772)       (943)
                                                ----------- ----------- ----------- ----------- -----------
Earnings before income taxes....................    38,303      47,393      63,444      62,586      61,195
Provision for income taxes......................    13,260      16,706      22,341      22,275      21,509
                                                ----------- ----------- ----------- ----------- -----------
Net income......................................    25,043      30,687      41,103      40,311      39,686
Less preferred stock dividends (1)..............    (1,954)          -           -           -           -
                                                ----------- ----------- ----------- ----------- -----------
Net income available for common stockholders....   $23,089     $30,687     $41,103     $40,311     $39,686
                                                =========== =========== =========== =========== ===========
Earnings per common share:
     Basic......................................     $1.30       $1.32       $1.76       $1.70       $1.71
     Diluted....................................     $1.26       $1.30       $1.71       $1.66       $1.68
Average common shares outstanding:
     Basic......................................    17,726      23,192      23,412      23,663      23,193
     Diluted....................................    18,257      23,646      24,088      24,289      23,673

Other Financial Data:
Stores open at end of period....................        45          50          56          62          69
Same store sales growth (2).....................       2.6%        3.6%       16.9%        3.6%        3.2%
Inventory turns (3).............................       6.5         6.0         6.6         6.1         6.4
Gross margin percentage (4).....................      39.6%       39.9%       39.0%       37.8%       37.2%
Operating margin (5)............................       8.6%        8.8%        9.1%        8.0%        7.2%
Return on average equity (6)....................      20.9%       16.1%       17.7%       14.7%       13.3%
Capital expenditures............................    $9,401     $19,619     $18,490     $18,425     $18,955

Balance Sheet Data:
Working capital.................................  $121,154    $156,006    $190,073    $220,740    $236,763
Total assets....................................   240,081     276,716     355,617     389,947     382,852
Total debt......................................    14,512      10,532         136         198         119
Total stockholders' equity......................   171,911     208,734     255,861     292,528     304,418

--------------------------------

(1)    Dividends declared and paid related to 2004.
(2) Same store sales growth is calculated by comparing the reported sales by store for all stores that were open throughout a period to reported sales by store for all stores that were open throughout the prior period. Sales from closed stores have been removed from each period. Sales from relocated stores have been included in each period because each such store was relocated within the same general geographic market. Sales from expanded stores have been included in each period.
(3) Inventory turns are defined as the cost of goods sold, excluding warehousing and occupancy cost, divided by the average product inventory balance, excluding consigned goods.
(4) Gross margin percentage is defined as total revenues less cost of goods and parts sold, including warehousing and occupancy cost, divided by total revenues.
(5) Operating margin is defined as operating income divided by total revenues.
(6) Return on average equity is calculated as current period net income divided by the average of the beginning and ending equity.
(A) In order to present our results on a basis that is more comparable with others in our industry, we have reclassified advertising expenditures that were previously included in costs of goods sold to selling, general and administrative expense.
(B) Fiscal 2008 was impacted by a non-cash fair value adjustment of $4.8 million which reduced the fair value of our interests in securitized assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

       This report contains forward-looking statements. We sometimes use words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about us that may cause actual results to differ from these forward-looking statements include, but are not limited to:

       o the success of our growth strategy and plans regarding opening new stores and entering adjacent and new markets, including our plans to continue expanding into the Dallas/Fort Worth Metroplex, South Texas and Oklahoma;

       o our ability to open and profitably operate new stores in existing, adjacent and new geographic markets;

       o      our intention to update or expand existing stores;

       o our ability to obtain capital for required capital expenditures and costs related to the opening of new stores or to update or expand existing stores;

       o      our cash flows from operations, borrowings from our revolving line
              of  credit  and  proceeds   from   securitizations   to  fund  our
              operations, capital expenditures, debt repayment and expansion;

       o the ability of the QSPE to obtain additional funding for the purpose of purchasing our receivables, including limitations on the ability of the QSPE to obtain financing through its commercial paper-based funding sources;

       o the effect of rising interest rates that could increase our cost of borrowing or reduce securitization income; the

       o      the  effect  of  rising  interest  rates  on  sub-prime   mortgage
              borrowers that could impair our customers' ability to make payments on outstanding credit accounts;

       o our inability to make customer financing programs available that allow consumers to purchase products at levels that can support our growth;

       o the potential for deterioration in the delinquency status of the sold or owned credit portfolios or higher than historical net charge-offs in the portfolios could adversely impact earnings;

       o the long-term effect of the change in bankruptcy laws could effect net charge-offs in the credit portfolio which could adversely impact earnings;

       o technological and market developments, growth trends and projected sales in the home appliance and consumer electronics industry, including with respect to digital products like DVD players, HDTV, GPS devices, home networking devices and other new products, and our ability to capitalize on such growth;

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

       o both the short-term and long-term impact of adverse weather conditions (e.g. hurricanes) that could result in volatility in our revenues and increased expenses and casualty losses;

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

       Through our 69 retail stores, we provide products and services to our customers in seven primary market areas, including Houston, San Antonio/Austin, Dallas/Fort Worth, southern Louisiana, Southeast and South Texas and Oklahoma. Products and services offered through retail sales outlets include home appliances, consumer electronics, home office equipment, lawn and garden products, mattresses, furniture, service maintenance agreements, customer credit programs, including installment and revolving credit account programs, and various credit insurance products. These activities are supported through our extensive service, warehouse and distribution system. Our stores bear the "Conn's" name, after our founder's family, and deliver the same products and services to our customers. All of our stores follow the same procedures and methods in managing their operations. The Company's management evaluates performance and allocates resources based on the operating results of the retail stores and considers the credit programs, service contracts and distribution system to be an integral part of the Company's retail operations.

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

       During the fiscal year ended January 31, 2008, risk premiums required by market participants on many investments increased significantly as a result of disruption in the asset-backed securities markets due to increased losses and delinquencies in sub-prime real estate mortgages. Though we do not anticipate any significant variation from the current earnings and cash flow performance of our securitized credit portfolio, we increased the risk premium included in the discount rate assumption used in the determination of the fair value of our interests in securitized assets to reflect the higher estimated risk premium we believe a market participant would require if purchasing the asset. Based on a review of the changes in market risk premiums during the fiscal year ended January 31, 2008, and discussions with our investment bankers and financial advisors, we estimated that a market participant would require an approximately 500 basis point increase in the required discount rate risk premium. As a result, we increased the weighted average discount rate assumption from 14.6% at January 31, 2007, to 16.5% at January 31, 2008, after reflecting a 280 basis point decrease in the risk-free interest rate included in the discount rate assumption. We have also included an expected market participant-based assumption related to the estimated cost of a bond issuance contemplated by the QSPE, and an increase in the credit loss rate on the credit portfolio we estimate a market participant would use in determining the fair value of our interests in securitized assets. The increase in the discount rate has the effect of deferring income to future periods, but not permanently reducing securitization income or our earnings. If a market participant were to require a risk premium that is 100 basis points higher than we estimated in the fair value calculation, the fair value of our interests in securitized assets would be decreased by an additional $1.7 million. If we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), our interest in securitized assets and Finance charges and other would have been reduced by $6.7 million as of January 31, 2008. If the assumption used for estimating credit losses was increased by 0.5%, the impact to Finance charges and other would have been a reduction in revenues and pretax income of $2.3 million. As of the date of the filing of this Annual Report on Form 10-K, we understand that risk premiums and borrowing costs have continued to increase since January 31, 2008, and could result in a significant adjustment to the fair value of our interests in securitized assets in future periods.

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

       Presented below is a diagram setting forth our five cornerstones which represent, in our view, the five components of our sales goal - strong merchandising systems, flexible credit options for our customers, an extensive warehousing and distribution system, a service system to support our customers needs during and beyond the product warranty periods, and our uniquely, well-trained employees in each area. Each of these systems combine to create a "nuts and bolts" support system for our customers needs and desires. Each of these systems is discussed at length in the Business section of this report.

 BUSINESS
 CORNERSTONES:
---------------------
 Merchandising
 Credit
 Distribution                  Drive     >               Sales
 Service
 Training

       We, of course, derive a large part of our revenue from our product sales. However, unlike many of our competitors, we provide in-house credit options for our customers' product purchases. In the last three years, we have financed, on average, approximately 59% of our retail sales through these programs. In turn, we finance (convert to cash) substantially all of our customer receivables from these credit options through an asset-backed securitization facility. See "Business - Finance Operations" for a detailed discussion of our in-house credit programs. As part of our asset-backed securitization facility, we have created a qualifying special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and to issue medium-term and variable funding notes serviced by the receivables to finance its acquisition of the receivables. We transfer our receivables, consisting of retail installment and revolving account receivables extended to our customers, to the issuer in exchange for cash and subordinated securities.

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

Executive Overview

       This overview is intended to provide an executive level overview of our operations for our fiscal year ended January 31, 2008. A detailed explanation of the changes in our operations for the fiscal year ended January 31, 2008, as compared to the prior year is included beginning under Results of Operations. Following are significant financial items in managements view:

       o Our revenues for the fiscal year ended January 31, 2008, increased by 8.3 percent, or $63.5 million, from fiscal year 2007, to $824.1 million due primarily to product sales growth which drove higher service maintenance agreement commissions and finance charge and other revenues. Our same store sales growth rate for the fiscal year ended January 31, 2008, was 3.2%, versus 3.6% for fiscal 2007.

       o The addition of stores in our existing Dallas/Fort Worth, Houston, San Antonio and South Texas markets and our first store in Oklahoma had a positive impact on our revenues. We achieved approximately $35.0 million of increases in product sales and service maintenance agreement (SMA) commissions for the year ended January 31, 2008, from the opening of thirteen new stores in these markets since February 2006. Our plans provide for the opening of seven to ten additional stores, primarily in existing markets, and expand our presence in Oklahoma, during fiscal 2009 as we focus on opportunities in markets in which we have existing infrastructure.

       o Deferred interest and "same as cash" plans continue to be an important part of our sales promotion plans and are utilized to provide a wide variety of financing to enable us to appeal to a broader customer base. For the fiscal year ended January 31, 2008, $193.4 million, or 28.8%, of our product sales were financed by deferred interest and "same as cash" plans. This volume of promotional credit as a percent of product sales is consistent with our use of this type of credit product before the hurricanes in late 2005. For the comparable period in the prior year, product sales financed by deferred interest and "same as cash" sales were $152.3 million, or 24.4%. Our promotional credit programs (same as cash and deferred interest programs), which require monthly payments, are reserved for our highest credit quality customers, thereby reducing the overall risk in the portfolio, and are used primarily to finance sales of our highest margin products. We expect to continue to offer extended term promotional credit in the future.

       o Our gross margin was 37.2% for fiscal 2008, a decrease from 37.8% in fiscal 2007, primarily as a result of a $4.8 million reduction in the fair value of our interest in securitized assets and reduced gross margin realized on product sales from 25.3% in the year ended January 31, 2007, to 24.2% in fiscal year 2008. Excluding the decrease in the fair value of our interest in securitized assets we would have achieved a 37.6% gross margin.

       o Our operating margin decreased to 7.2% in fiscal 2008, from 8.0% in fiscal 2007, primarily as a result of the $4.8 million decrease in the fair value of our interest in securitized assets. Excluding the decrease in the fair value of our interest in securitized assets, we would have achieved a 7.8% operating margin. In fiscal year 2008, SG&A expense as a percent of revenues increased to 29.8% from 29.6% when compared to the prior year, primarily from increases in payroll and payroll related expenses.

       o Cash flows used in operations was $5.6 million during fiscal 2008 due primarily to increased investment in credit portfolio growth and increased investment in inventory due to the timing of receipts of inventory.

       o Our pretax income for fiscal 2008 decreased by 2.2% or approximately $1.4 million, from fiscal 2007 to $61.2 million in fiscal 2008. The decrease was driven by $4.8 million non-cash reduction in the fair value of our interest in securitized assets.

Operational Changes and Outlook

       We have implemented, continued increased focus on, or modified several initiatives in fiscal 2008 that we believe will positively impact our future operating results, including:

       o Increased promotion of flat panel technology in our stores as the price point becomes more affordable for our customers; and

       o Increased emphasis on the sale of small electronics, including video game equipment and GPS devices; and

       o Increased emphasis on the sales of furniture, and additional product lines added to this category; and

       o A thorough review of our staffing and cost structure to ensure we are effectively leveraging the infrastructure in place and that it is sufficient to support our growth plans.

       While the hurricanes that hit the Gulf Coast on August and September of 2005 impacted our customer's ability to pay on their accounts, its biggest impact was the disruption to our credit collection operations, including payment processing delays caused by disruption in the mail service. The credit collection operations were negatively affected by the loss of personnel, as some employees did not return to work, and by the increase in the number of delinquent accounts, resulting in increased workloads for the personnel that returned to work. To address the staffing issues caused by the disruption we saw after Hurricane Rita that hit the Gulf Coast during September of 2005, we intensified our recruiting efforts to attract individuals to our Beaumont, Texas collection center. Further, during 2008, we opened a second collection center in San Antonio, Texas and closed our collection center in Dallas, Texas. We identified and have been successful in recruiting highly qualified, bi-lingual credit collectors in the San Antonio market that we were not able to recruit in sufficient numbers in Dallas. Additionally, non-storm factors that may be negatively affecting delinquencies and charge-offs include the impact of the bankruptcy law change in October 2005 and other economic factors on our customers, including the impact of rising interest rates on sub-prime mortgages. In addition to opening the San Antonio collection center, we have reorganized the management team over our credit operations to achieve a flatter organization to put key managers closer to the customer. As a result of the changes made, we have been successful in reducing delinquencies and expect to maintain net credit losses around 3%.

       On May 18, 2006, the Governor of Texas signed a tax bill that modifies the existing franchise tax, with the most significant change being the replacement of the existing base with a tax based on margin. Taxable margin is generally defined as total federal tax revenues minus the greater of (a) cost of goods sold or (b) compensation. The tax rate to be paid by retailers and wholesalers is 0.5% on taxable margin. This will result in an increase in taxes paid by us, as franchise taxes paid totaled less than $50,000 per year for the years prior to fiscal 2007. During June 2007, we completed a reorganization to simplify our legal entity structure by merging certain of our Texas limited partnerships into their corporate partners. The reorganization also resulted in the one-time elimination of the Texas margin tax owed by those partnerships, representing virtually all of the margin tax owed by us. Accordingly, we reversed approximately $0.9 million of accrued Texas margin tax as of June 2007, net of federal income tax. We began accruing the margin tax for the entities that acquired the operations through the mergers in July 2007. Going forward, we expect our effective tax rate on Income before income taxes to increase to between 36.5% and 37.5%, from the 35.3% we experienced prior to the initiation of the new tax.

       During the year, we opened one new store in the Houston market, three in the Dallas/Fort Worth market, one in San Antonio, Texas, one in Brownsville, Texas and one in Oklahoma City, Oklahoma. The Dallas/Fort Worth market continues to perform at the mid-point of our range of expectations and we believe we have significant upside potential in that market through growth in the existing stores and our intention to continue to expand the number of stores in that market. We have several other locations in Texas, Louisiana and Oklahoma that we believe are promising and are in various stages of development for opening in fiscal year 2009. We also continue to look at other markets, including neighboring states for opportunities.

       The consumer electronics industry depends on new products to drive same store sales increases. Typically, these new products, such as LCD, plasma and DLP televisions, DVD players, digital cameras, GPS devices and MP3 players are introduced at relatively high price points that are then gradually reduced as the product becomes more mainstream. To sustain positive same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps drive the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. This has historically been our experience, and we continue to adjust our marketing strategies to address this challenge through the introduction of new product categories and new products within our existing categories.

Application of Critical Accounting Policies

       In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as critical accounting estimates. We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of January 31, 2008.

       Transfers of Financial Assets. We transfer customer receivables to a QSPE that issues asset-backed securities to third-party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. As we transfer the accounts we record an asset representing our interest in the cash flows of the QSPE, which is the difference between the interest earned on customer accounts and the cost associated with financing and servicing the transferred accounts, including a provision for bad debts associated with the transferred accounts, plus our retained interest in the transferred receivables, discounted using a return that would be expected by a third-party investor. We recognize the income from our interest in these transferred accounts as gains on the transfer of the asset, interest income and servicing fees. This income is recorded as Finance charges and other in our consolidated statements of operations.

       On February 1, 2007, we were required to adopt SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. Among other things, this statement establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, we had the option to choose to early adopt the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Essentially, we had to decide between bifurcation of the embedded derivative and the fair value option in determining how we would account for our Interests in securitized assets. We elected to early adopt SFAS No. 159 because we believe it provides a more easily understood presentation for financial statement users. Historically, we had valued and reported our interests in securitized assets at fair value, though most changes in the fair value were recorded in Other comprehensive income. The fair value option simplifies the treatment of changes in the fair value of the asset, by reflecting all changes in the fair value of our Interests in securitized assets in current earnings, in Finance charges and other, beginning February 1, 2007. SFAS Nos. 155 and 159 do not allow for retrospective application of these changes in accounting principle and, as such, no adjustments have been made to the amounts disclosed in the financial statements for periods ending prior to February 1, 2007. However, the balance in Other comprehensive income, as of January 31, 2007, of $6.3 million, which represented unrecognized gains on the fair value of the Interests in securitized assets, was included in a cumulative-effect adjustment that was recorded in Retained earnings, effective February 1, 2007.

       Because of our adoption of SFAS No. 159, effective February 1, 2007, we were required to adopt the provisions of SFAS No. 157, Fair Value Measurements. This statement establishes a framework for measuring fair value and defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." We estimate the fair value of our Interests in securitized assets using a discounted cash flow model with most of the inputs used being unobservable inputs. The primary unobservable inputs, which are derived principally from our historical experience, with input from our investment bankers and financial advisors, include the estimated portfolio yield, credit loss rate, discount rate, payment rate and delinquency rate and reflect our judgments about the assumptions market participants would use in determining fair value. In determining the cost of borrowings, we use current actual borrowing rates, and adjusts them, as appropriate, using interest rate futures data from market sources to project interest rates over time. Changes in the assumptions over time, including varying credit portfolio performance, market interest rate changes, market participant risk premiums required, or a shift in the mix of funding sources, could result in significant volatility in the fair value of the Interest in securitized assets, and thus our earnings.

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

       The use of different estimates or assumptions in the valuation of our Interest in securitized assets or servicing liability could produce different financial results. Additionally, changes in the assumptions over time, including varying credit portfolio performance, market interest rate changes or risk premiums required, or a shift in the mix of funding sources, could result in significant volatility in the fair value of the Interests in securitized assets, and thus our earnings. During the fiscal year ended January 31, 2008, risk premiums required by market participants on many investments increased significantly as a result of disruption in the asset-backed securities markets due to increased losses and delinquencies in sub-prime mortgages. Though we do not anticipate any significant variation from the current earnings and cash flow performance of our securitized credit portfolio, we increased the risk premium included in the discount rate assumption used in the determination of the fair value of our interests in securitized assets to reflect the higher expected risk premiums included in investment returns we believe a market participant would require if purchasing our interests. Based on a review of the changes in market risk premiums during the fiscal year ended January 31, 2008, and discussions with our investment bankers and financial advisors, we estimated that a market participant would require an approximately 500 basis point increase in the required risk premium. As a result, the Company increased the weighted average discount rate assumption from 14.6% at January 31, 2007, to 16.5% at January 31, 2008, after reflecting a 280 basis point decrease in the risk-free interest rate included in the discount rate assumption. We have also included an expected market participant-based assumption related to the estimated cost of a bond issuance contemplated by the QSPE, and an increase in the credit loss rate on the credit portfolio we estimate a market participant would use in determining the fair value of our interests in securitized assets. The increase in the discount rate has the effect of deferring income to future periods, but not permanently reducing securitization income or our earnings. If a market participant were to require a risk premium that is 100 basis points higher than we estimated in the fair value calculation, the fair value of our interests in securitized assets would be decreased by an additional $1.7 million. If we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), our interest in securitized assets and Finance charges and other would have been reduced by $6.7 million as of January 31, 2008. If the assumption used for estimating credit losses was increased by 0.5%, the impact to Finance charges and other would have been a reduction in revenues and pretax income of $2.3 million.

       Revenue Recognition. Revenues from the sale of retail products are recognized at the time the product is delivered to the customer. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligor on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. When we sell service maintenance agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These direct obligor service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts and typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amounts of service maintenance agreement revenue deferred at January 31, 2007 and 2008 were $3.6 million and $5.4 million, respectively, and are included in Deferred revenue in the accompanying balance sheets. The amounts of service maintenance agreement revenue recognized for the fiscal years ended January 31, 2006, 2007 and 2008 were $5.0 million, $4.7 million and $5.7 million, respectively.

       Vendor Allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing and training and promotion programs which are recorded on the accrual basis as a reduction to the related product cost or advertising expense according to the nature of the program. We accrue rebates based on the satisfaction of terms of the program and sales of qualifying products even though funds may not be received until the end of a quarter or year. If the programs are related to product purchases, the allowances, credits or payments are recorded as a reduction of product cost; if the programs are related to product sales, the allowances, credits or payments are recorded as a reduction of cost of goods sold; if the programs are related to promotion or marketing of the product, the allowances, credits, or payments are recorded as a reduction of advertising expense in the period in which the expense is incurred. We received $25.3 million, $27.2 million and $36.1 million in vendor allowances during the fiscal year ended January 31, 2006, 2007 and 2008, respectively, of which $5.8 million, $7.2 million and $6.6 million, respectively, represented advertising assistance allowances.

       Share-Based Compensation. In December 2004, SFAS No. 123R, Share-Based Payment, was issued. Under the requirements of this statement we measure the cost of employee services received in exchange for an award of equity instruments, typically stock options, based on the grant-date fair value of the award, and record that cost over the period during which the employee is required to provide service in exchange for the award. The grant-date fair value is based on our best estimate of key assumptions, including expected time period over which the options will remain outstanding and expected stock price volatility at the date of grant. Additionally, we must estimate expected forfeitures for each stock option grant and adjust the recorded compensation expense accordingly. The use of different estimates could produce different financial results. See Notes 1 and 8 to our financial statements for additional information.

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

                                                            Year ended January 31, (A)
                                                        ----------------------------------
                                                           2006        2007        2008
                                                        ----------  ----------  ----------
Revenues:
  Product sales.........................................    81.3 %      82.0 %      81.5 %
  Service maintenance agreement commissions (net).......     4.3         4.0         4.4
  Service revenues......................................     2.9         3.0         2.8
                                                        ----------  ----------  ----------
     Total net sales....................................    88.5        89.0        88.7
  Finance charges and other.............................    11.5        11.0        11.3
                                                        ----------  ----------  ----------
     Total revenues.....................................   100.0       100.0       100.0
Cost and expenses:
  Cost of goods sold, including warehousing and
   occupancy costs......................................    60.3        61.3        61.7
  Cost of parts sold, including warehousing and
   occupancy costs......................................     0.7         0.9         1.0
  Selling, general and administrative expense...........    29.7        29.6        29.8
  Provision for bad debts...............................     0.2         0.2         0.3
                                                        ----------  ----------  ----------
  Total costs and expenses..............................    90.9        92.0        92.8
                                                        ----------  ----------  ----------
Operating income........................................     9.1         8.0         7.2
Interest (income) expense...............................     0.1        (0.1)       (0.1)
Other (income) expense..................................     0.0        (0.1)       (0.1)
                                                        ----------  ----------  ----------
Earnings before income taxes............................     9.0         8.2         7.4
Provision for income taxes..............................     3.1         2.9         2.6
                                                        ----------  ----------  ----------
Net income..............................................     5.9 %       5.3 %       4.8 %
                                                        ==========  ==========  ==========

(A) - In order to present our results on a basis that is more comparable with others in our industry, we have reclassified advertising expenditures that were previously included in costs of goods sold to selling, general and administrative expense.


       The table above identifies several changes in our operations for the periods presented, including changes in revenue and expense categories expressed as a percentage of revenues. These changes are discussed in the Executive Overview, and in more detail in the discussion of operating results beginning in the analysis below.

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

       The presentation of our gross margins may not be comparable to other retailers since we include the cost of our in-home delivery service as part of selling, general and administrative expense. Similarly, we include the cost of merchandising our products, including amounts related to purchasing the product in selling, general and administrative expense. It is our understanding that other retailers may include such costs as part of cost of goods sold.

       The following table presents certain operations information in dollars and percentage changes from year to year:

       Refer to the above Analysis of Consolidated Statements of Operations in condensed form while reading the operations review on a year by year basis.

Analysis of Consolidated Statements of Operations
(in thousands except percentages)

                                                                  2007 vs. 2006       2008 vs. 2007
                                    Year Ended January 31, (A)      Incr/(Decr)         Incr/(Decr)
                                  ------------------------------------------------- -------------------
                                     2006      2007      2008    Amount     Pct       Amount      Pct
                                  --------- --------- --------- --------  -------    --------    ------
Revenues
Product sales                      $569,877  $623,959  $671,571   $54,082     9.5%   $47,612       7.6 %
Service maintenance agreement
commissions (net)                    30,583    30,567    36,424      (16)    (0.1)     5,857      19.2
Service revenues                     20,278    22,411    22,997     2,133    10.5        586       2.6
                                  --------- --------- --------- --------             --------
Total net sales                     620,738   676,937   730,992    56,199     9.1     54,055       8.0
Finance charges and other            80,410    83,720    93,136     3,310     4.1      9,416      11.2
                                  --------- --------- --------- --------             --------
Total revenues                      701,148   760,657   824,128    59,509     8.5     63,471       8.3
Cost and expenses
Cost of goods and parts sold        427,843   473,064   517,166    45,221    10.6     44,102       9.3
                                  --------- --------- --------- --------             --------
Gross Profit                        273,305   287,593   306,962    14,288     5.2     19,369       6.7
Gross Margin                           39.0%     37.8%     37.2%
Selling, general and
 administrative expense             208,259   224,979   245,317    16,720     8.0     20,338       9.0
Provision for bad debts               1,133     1,476     1,908       343    30.3        432      29.3
                                  --------- --------- --------- --------             --------
Operating income                     63,913    61,138    59,737   (2,775)    (4.3)   (1,401)      (2.3)
Operating Margin                        9.1%      8.0%      7.2%
Interest (income) expense               400     (676)     (515)   (1,076)  (269.0)       161     (23.8)
Other (income) expense                   69     (772)     (943)     (841) (1218.8)     (171)      22.2
                                  --------- --------- --------- --------             --------
Pretax Income                        63,444    62,586    61,195     (858)    (1.4)   (1,391)      (2.2)
Provision for income taxes           22,341    22,275    21,509      (66)    (0.3)     (766)      (3.4)
                                  --------- --------- --------- --------             --------
Net income available
for common stockholders             $41,103   $40,311   $39,686    ($792)    (1.9)%   ($625)      (1.6)%
                                  ========= ========= ========= ========             ========

       (A) - In order to present our results on a basis that is more comparable with others in our industry, we have reclassified advertising expenditures that were previously included in costs of goods sold to selling, general and administrative expense.

Year Ended January 31, 2007 Compared to the Year Ended January 31, 2008

---------------------------------------------------------------------------- ------------- ------------- ------------------
                                                                                                              Change
(Dollars in Millions)                                                           2008          2007           $         %
---------------------------------------------------------------------------- ------------- ------------- -------- ---------
Net sales                                                                          $731.0        $676.9     54.1       8.0
---------------------------------------------------------------------------- ------------- ------------- -------- ---------
Finance charges and other                                                            93.1          83.7      9.4      11.2
---------------------------------------------------------------------------- ------------- ------------- -------- ---------
Revenues                                                                            824.1         760.6     63.5       8.3
---------------------------------------------------------------------------- ------------- ------------- -------- ---------

       The $54.1 million increase in net sales was made up of the following:

       o a $20.4 million increase resulted from a same store sales increase of 3.2%.

       o a $35.0 million increase generated by thirteen retail locations that were not open for twelve consecutive months in each period,

       o a $1.9 million decrease resulted from an increase in discounts on promotional credit sales, and

       o a $0.6 million increase resulted from an increase in service revenues.

       The components of the $54.1 million increase in net sales were a $47.6 million increase in product sales and an $6.5 million net increase in service maintenance agreement commissions and service revenues. The $47.6 million increase in product sales resulted from the following:

       o approximately $4.6 million was attributable to increases in unit sales, due primarily to increased consumer electronics (especially flat-panel televisions) and furniture sales, partially offset by a decline in appliance and track sales, and

       o approximately $43.0 million was attributable to an overall increase in the average unit price. The increase was driven primarily by a change in the mix of product sales, as consumer electronics, which has the highest average price, became a larger share of our total product sales and was partially offset by the $1.9 million increase in discounts on extended-term promotional credit sales.

The following table presents the makeup of net sales by product category in each period, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

                                             Year Ended January 31,
                                 -----------------------------------------------
                                        2007                  2008                 Percent
                                 --------------------- -------------------------
            Category               Amount     Percent    Amount       Percent     Increase
                                 ----------- --------- ----------- ------------- -----------

Home appliances                     $230,963    34.1%    $223,967       30.6%     (3.0)%(1)
Consumer electronics                 214,271    31.7      244,040       33.4      13.9  (2)
Track                                 94,395    13.9      102,031       14.0       8.1  (3)
Delivery                              11,380     1.7       12,524        1.7      10.1  (4)
Lawn and garden                       16,741     2.5       20,914        2.9      24.9  (5)
Bedding                               17,721     2.6       16,424        2.3      (7.3) (6)
Furniture                             33,357     4.9       46,373        6.3      39.0  (7)
Other                                  5,131     0.8        5,298        0.7       3.3
                                 ----------- --------- ----------- ----------
     Total product sales             623,959    92.2      671,571       91.9       7.6
Service maintenance agreement
commissions                           30,567     4.5       36,424        5.0      19.2  (8)
Service revenues                      22,411     3.3       22,997        3.1       2.6  (9)
                                 ----------- --------- ----------- -------------
     Total net sales                $676,937   100.0%    $730,992      100.0%      8.0%
                                 =========== ========= =========== =============

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

       (2) This increase is due to increased unit volume in the area of flat-panel televisions, partially offset by a decline in the sale of tube and projection televisions.

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

       (9) This increase is driven by increased units in operation as we continue to grow product sales and an increase in the cost of parts used to repair higher-priced technology (flat-panel televisions, etc.).

    Finance charges and other increased due primarily to an increase in securitization income of $7.4 million, or 11.9% and an increase in insurance commissions of $2.9 million, and a decrease in other items of $0.9 million. The securitization income, which grew due to growth in the portfolio and lower net credit losses on receivables transferred to the QSPE, was negatively impacted by a non-cash, decrease in the fair value of our Interests in securitized assets. The non-cash fair value adjustment of $4.8 million was recorded primarily as a result of the recent turmoil in the financial markets. We increased the risk premium included in the discount rate assumption in the determination of the fair value of our interests in securitized assets based on our estimate of the risk premium we believe a market participant would require if they purchased our Interests in securitized assets. Additionally, we increased the loss rate and borrowing cost assumptions we believe a market participant would use in determining the fair value of our interest in securitized assets (See Note 2 to the financial statements for additional information). The securitization income comparison was impacted by a $1.5 million impairment charge recorded in the prior year for higher projected credit losses due to the impact in the prior year of Hurricane Rita on our credit collection operations and increased bankruptcy filings due to the new bankruptcy laws that took effect in October 2005. Our net credit loss rate of 2.9% for the year ended January 31, 2008, was in-line with our expected long-term net loss rate of between 2.5% and 3.0%. Insurance commissions increased primarily due to increased sales and reduced insurance cancellations as credit charge-offs declined from the prior year period.

---------------------------------------------------------------- -------------------- ------------------ ------------------
                                                                                                              Change
(Dollars in Millions)                                                   2008                2007            $        %
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
Cost of goods sold                                                     $508.8              $466.3         42.5      9.1
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
As a percent of net product sales                                       75.8%               74.7%
---------------------------------------------------------------- -------------------- ------------------ -------- ---------


       Cost of products sold increased from 74.7% of net product sales in the 2007 period to 75.8% in the 2008 period due to pricing pressures in retailing in general, and especially on flat-panel TV's.

---------------------------------------------------------------- -------------------- ------------------ ------------------
                                                                                                              Change
(Dollars in Millions)                                                   2008                2007            $        %
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
Cost of service parts sold                                              $8.4                $6.8           1.6      23.5
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
As a percent of service revenues                                        36.4%               30.4%
---------------------------------------------------------------- -------------------- ------------------ -------- ---------


       This increase was due primarily to a 22.8% increase in parts sales, which grew faster than labor sales.

---------------------------------------------------------------- -------------------- ------------------ ------------------
                                                                                                              Change
(Dollars in Millions)                                                   2008                2007            $        %
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
Selling, general and administrative expense                            $245.3              $225.0         20.3      9.0
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
As a percent of total revenues                                          29.8%               29.6%
---------------------------------------------------------------- -------------------- ------------------ -------- ---------


       The increase in expense as a percentage of total revenues resulted primarily from increased payroll and payroll related expenses, as a percent of revenues.

---------------------------------------------------------------- -------------------- ------------------ ------------------
                                                                                                              Change
(Dollars in Millions)                                                   2008                2007            $        %
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
Provision for bad debts                                                 $1.9                $1.5           0.4      29.3
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
As a percent of total revenues                                          .23%                .19%
---------------------------------------------------------------- -------------------- ------------------ -------- ---------

       The provision for bad debts on non-credit portfolio receivables and credit portfolio receivables retained by us and not eligible to be transferred to the QSPE increased primarily as a result of provision adjustments due to increased net credit losses. Additionally, the provision for bad debts in the year ended January 31, 2007, benefited from a $0.1 million reserve adjustment related to the special reserves recorded as a result of the hurricanes in 2005. See the notes to the financial statements for information regarding the performance of the credit portfolio.


---------------------------------------------------------------- -------------------- ------------------ ------------------
                                                                                                              Change
(Dollars in Millions)                                                   2008                2007            $        %
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
Interest income, net                                                   $(515)              $(676)        (161)      23.8
---------------------------------------------------------------- -------------------- ------------------ -------- ---------


       The net decrease in interest income was a result of a decrease in interest income from invested funds due to lower balances of invested cash and lower interest rates earned on amounts invested.

---------------------------------------------------------------- -------------------- ------------------ ------------------
                                                                                                              Change
(Dollars in Millions)                                                   2008                2007            $        %
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
Other income                                                           $(943)              $(772)          171      22.2
---------------------------------------------------------------- -------------------- ------------------ -------- ---------


       Both periods  included gains  recognized on the sales of company  assets.
Additionally, during the year ended January 31, 2008, there were gains realized, but not recognized, on transactions qualifying for sale-leaseback accounting that have been deferred and will be amortized as a reduction of rent expense on a straight-line basis over the minimum lease terms.

---------------------------------------------------------------- -------------------- ------------------ ------------------
                                                                                                              Change
(Dollars in Millions)                                                   2008                2007            $        %
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
Provision for income taxes                                              $21.5               $22.3         (0.8)    (3.4)
---------------------------------------------------------------- -------------------- ------------------ -------- ---------


       This decrease in taxes was impacted primarily by the 1.4% decrease in pretax income. Additionally, the effective tax rate declined from 35.6% for the year ended January 31, 2007, to 35.1% for the year ended January 31, 2008. The decrease in the effective tax rate is attributable to the reversal of previously accrued Texas margin tax as a result of the legal entity reorganization completed during the three months ended July 31, 2007. In July 2007, we began accruing margin tax for the entities that acquired the operations through the mergers completed during the quarter.

Year Ended January 31, 2006 Compared to the Year Ended January 31, 2007

--------------------------------------------------------------------------- -------------- ------------- ------------------
                                                                                                              Change
(Dollars in Millions)                                                           2007           2006         $        %
--------------------------------------------------------------------------- -------------- ------------- -------- ---------
Net sales                                                                          $676.9        $620.7     56.2       9.1
--------------------------------------------------------------------------- -------------- ------------- -------- ---------
Finance charges and other                                                            83.7          80.4      3.3       4.1
--------------------------------------------------------------------------- -------------- ------------- -------- ---------
Revenues                                                                            760.6         701.1     59.5       8.5
--------------------------------------------------------------------------- -------------- ------------- -------- ---------

       The $56.2 million increase in net sales was made up of the following:

       o a $21.1 million increase resulted from a same store sales increase of 3.6%. The fiscal 2007 growth rate was impacted as a result of being compared to the very strong, hurricane-impacted prior year sales, which resulted in a same store sales growth rate of 16.9% achieved in the year ended January 31, 2006.

       o a $35.2 million increase generated by twelve retail locations that were not open for twelve consecutive months in each period,

       o a $2.2 million decrease resulted from an increase in discounts on promotional credit sales, and

       o a $2.1 million increase resulted from an increase in service revenues.

       The components of the $56.2 million increase in net sales were a $54.1 million increase in product sales and an $2.1 million net increase in service maintenance agreement commissions and service revenues. The $54.1 million increase in product sales resulted from the following:

       o approximately $34.1 million was attributable to increases in unit sales, due primarily to increased appliances, consumer electronics (especially LCD, plasma and DLP televisions) and furniture sales, partially offset by a decline in track sales, and

       o approximately $20.0 million was attributable to increases in unit price points. The price point impact was driven primarily by consumers selecting higher priced appliance products, including high-efficiency washers and dryers and stainless steel kitchen appliances and increased delivery fees, partially offset by a decline in consumer electronics as prices for new technology erode and the $2.2 million increase in discounts on extended-term promotional credit sales.

       The following table presents the makeup of net sales by product category in each period, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

                                             Year Ended January 31,
                                 -----------------------------------------------
                                        2006                   2007
                                 ---------------------  -------------------------  Percent
            Category               Amount     Percent     Amount       Percent     Increase
                                 ----------- ---------  ----------- ------------- -----------

Home appliances                     $223,294      36.0%    $230,963         34.1%     3.4%(1)
Consumer electronics                 186,663      30.1      214,271         31.7     14.8 (2)
Track                                 99,184      16.0       94,395         13.9     (4.8)(3)
Delivery                               9,931       1.6       11,380          1.7     14.6 (2)
Lawn and garden                       17,567       2.8       16,741          2.5     (4.7)(4)
Bedding                               13,120       2.1       17,721          2.6     35.1 (5)
Furniture                             15,320       2.4       33,357          4.9    117.7 (5)
Other                                  4,798       0.8        5,131          0.8      6.9 (2)
                                 ----------- ---------  ----------- -------------
     Total product sales             569,877      91.8      623,959         92.2      9.5
Service maintenance agreement
commissions                           30,583       4.9       30,567          4.5     (0.1)(6)
Service revenues                      20,278       3.3       22,411          3.3     10.5 (7)
                                 ----------- ---------  ----------- -------------
     Total net sales                $620,738     100.0%    $676,937        100.0%     9.1%
                                 =========== =========  =========== =============

(1) Fiscal year 2006 appliance sales were benefited by strong customer demand after Hurricanes Katrina and Rita in that year.
(2) These increases are consistent with overall increase in product sales and improved unit prices.
(3) The decline in track sales (consisting largely of computers, computer peripherals, portable electronics and small appliances) is due primarily to reduced sales of computers and portable CRT televisions.
(4)           A slower  late-summer  selling season due to dry weather  impacted this category.
(5) This increase is due to the increased emphasis on the sales of mattresses and furniture, primarily sofas, recliners and entertainment centers, and new product lines added to the furniture category.
(6) This decrease is due to increased SMA cancellations driven by higher credit charge-offs and reduced sales penetration as we introduced products (furniture and mattresses) that are not SMA-eligible.
(7) This increase is driven by increased units in operation as we continue to grow product sales and an increase in the prices of parts used to repair higher-priced technology (flat-panel televisions, etc.).


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

---------------------------------------------------------------- -------------------- ------------------ ------------------
                                                                                                              Change
(Dollars in Millions)                                                   2007                2006            $        %
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
Cost of Goods Sold                                                     $466.3              $422.5         43.8      10.4
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
As a percent of net product sales                                       74.7%               74.1%
---------------------------------------------------------------- -------------------- ------------------ -------- ---------


       Cost of products sold  increased  due to pricing  pressures on flat-panel
TV's and the fact that the strong fiscal 2006 sales, after the hurricanes, were achieved with very little discounting.


---------------------------------------------------------------- -------------------- ------------------ ------------------
                                                                                                              Change
(Dollars in Millions)                                                   2007                2006            $        %
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
Cost of Service Parts Sold                                              $6.8                $5.3           1.5      27.8
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
As a percent of service revenue                                         30.4%               26.1%
---------------------------------------------------------------- -------------------- ------------------ -------- ---------


       Cost of service parts sold, including warehousing and occupancy cost, increased due to a 34.8% increase in parts sales.

---------------------------------------------------------------- -------------------- ------------------ ------------------
                                                                                                              Change
(Dollars in Millions)                                                   2007                2006            $        %
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
Selling, General and Administrative Expense                            $225.0              $208.3         16.7      8.0
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
As a percent of total revenue                                           29.6%               29.7%
---------------------------------------------------------------- -------------------- ------------------ -------- ---------


       The  decrease  in  expense as a  percentage  of total  revenues  resulted
primarily  from  decreased   payroll  and  payroll  related   expenses  and  net
advertising  expense,  as a percent of revenues.  Additionally,  $0.9 million of expenses, net of insurance proceeds, were incurred in the year ended January 31,
2006, due to Hurricane Rita.

---------------------------------------------------------------- -------------------- ------------------ ------------------
                                                                                                              Change
(Dollars in Millions)                                                   2007                2006            $        %
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
Provision for Bad Debts                                                 $1.5                $1.1           .4       30.3
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
As a percent of total revenue                                           .19%                .16%
---------------------------------------------------------------- -------------------- ------------------ -------- ---------


       The provision for bad debts on non-credit portfolio receivables and credit portfolio receivables retained by the Company and not transferred to the QSPE increased primarily as a result of provision adjustments due to increased credit losses.

---------------------------------------------------------------- -------------------- ------------------ ------------------
                                                                                                              Change
(Dollars in Millions)                                                   2007                2006            $        %
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
Interest (Income) Expense, net                                         $(676)               $400          1,076     N/A
---------------------------------------------------------------- -------------------- ------------------ -------- ---------

       The net improvement in interest (income) expense was attributable to the following factors:

       o expiration in April 2005 of $20.0 million in our interest rate hedges and the discontinuation of hedge accounting for derivatives resulted in a net decrease in interest expense of approximately $244,000; and

       o    increased  interest  income  from  invested  funds of  approximately
            $539,000.

       The remaining change of $317,000 resulted from lower average outstanding debt balances and capitalization of interest on construction in progress.

---------------------------------------------------------------- -------------------- ------------------ ------------------
                                                                                                              Change
(Dollars in Millions)                                                   2007                2006            $        %
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
Other (Income) Expense, net                                            $(772)                $69           841      N/A
---------------------------------------------------------------- -------------------- ------------------ -------- ---------


       This change was primarily the result of a $0.7 million gain recognized on the sale of a building and the related land.

---------------------------------------------------------------- -------------------- ------------------ ------------------
                                                                                                              Change
(Dollars in Millions)                                                   2007                2006            $        %
---------------------------------------------------------------- -------------------- ------------------ -------- ---------
Provision for Income Taxes                                              $22.3               $22.4          .1       0.3
---------------------------------------------------------------- -------------------- ------------------ -------- ---------

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

Impact of Inflation

       We do not believe that inflation has a material effect on our net sales or results of operations. However, a continuing significant increase in oil and gasoline prices could adversely affect our customers' shopping decisions and patterns. We rely heavily on our internal distribution system and our next day delivery policy to satisfy our customers' needs and desires, and any such significant increases could result in increased distribution charges. Such increases may not affect our competitors in the same manner as it affects us.

Seasonality and Quarterly Results of Operations

       Our business is somewhat seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31, due primarily to the holiday selling season. Over the four quarters of fiscal 2008, gross margins were 34.8%, 33.8%, 32.6% and 32.8%. During the same period, operating margins were 9.4%, 6.7%, 3.4% and 9.0%. A portion of the fluctuation in gross margins and operating margins is due to planned infrastructure cost additions, such as increased warehouse space and larger stores, additional personnel and systems required to absorb the significant increase in revenues that we have experienced over the last several years. We also recorded a reduction in the fair value of our interests in securitized assets by $4.0 million in the quarter ended October 31, 2007, which caused both the gross margin and operating margin for that quarter to be reduced.

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

       The following tables sets forth certain unaudited quarterly statement of operations information for the eight quarters ended January 31, 2008. The unaudited quarterly information has been prepared on a consistent basis and includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

                                                                       Fiscal Year 2007 (A)
                                                         ------------------------------------------------
                                                                          Quarter Ended
                                                         ------------------------------------------------
                                                           Apr. 30     Jul. 31     Oct. 31     Jan. 31
                                                         ----------- ----------- ----------- ------------
                                                          (dollars and shares in thousands, except per
                                                                          share amounts)
Revenues
  Product sales                                             $158,509    $150,647    $139,594     $175,209
  Service maintenance agreement commissions (net)              7,967       7,063       6,845        8,692
  Service revenues                                             5,229       5,927       5,951        5,304
                                                         ----------- ----------- ----------- ------------
    Total net sales                                          171,705     163,637     152,390      189,205
  Finance charges and other                                   20,483      18,567      21,303       23,367
                                                         ----------- ----------- ----------- ------------
    Total revenues                                           192,188     182,204     173,693      212,572

Percent of annual revenues                                     25.3%       24.0%       22.8%        27.9%

Cost and expenses
  Cost of goods sold, including warehousing and
   occupancy costs                                           118,552     112,760     104,124      130,843
  Cost of service parts sold, including warehousing
   and occupancy costs                                         1,565       1,389       1,834        1,997
  Selling, general and administrative expense                 53,841      55,421      56,204       59,513
  Provision for bad debts                                         43         390         526          517
                                                         ----------- ----------- ----------- ------------
    Total cost and expenses                                  174,001     169,960     162,688      192,870
                                                         ----------- ----------- ----------- ------------
Operating Income                                              18,187      12,244      11,005       19,702

Operating Profit as a % total revenues                          9.5%        6.7%        6.3%         9.3%

Interest (income) expense                                      (184)       (187)       (141)        (164)
Other (income) expense                                          (33)       (721)        (19)            1
                                                         ----------- ----------- ----------- ------------
Income before income taxes                                    18,404      13,152      11,165       19,865
Provision for income taxes                                     6,455       4,608       4,011        7,201
                                                         ----------- ----------- ----------- ------------
Net income                                                   $11,949      $8,544      $7,154      $12,664
                                                         =========== =========== =========== ============

Net income as a % of revenue                                    6.2%        4.7%        4.1%         6.0%

Outstanding shares:
      Basic                                                   23,596      23,676      23,698       23,680
      Diluted                                                 24,448      24,344      24,165       24,204

Earnings per share:
      Basic                                                    $0.51       $0.36       $0.30        $0.53
      Diluted                                                  $0.49       $0.35       $0.30        $0.52

(A) - In order to present our results on a basis that is more comparable with others in our industry, we have reclassified advertising expenditures that were previously included in costs of goods sold to selling, general and administrative expense.

                                                                       Fiscal Year 2008 (A)
                                                         ------------------------------------------------
                                                                          Quarter Ended
                                                         ------------------------------------------------
                                                           Apr. 30     Jul. 31     Oct. 31     Jan. 31
                                                         ----------- ----------- ----------- ------------
                                                          (dollars and shares in thousands, except per
                                                                          share amounts)
Revenues
  Product sales                                             $166,639    $163,793    $155,657     $185,482
  Service maintenance agreement commissions (net)              9,281       9,071       8,336        9,736
  Service revenues                                             5,445       6,137       6,059        5,356
                                                         ----------- ----------- ----------- ------------
    Total net sales                                          181,365     179,001     170,052      200,574
  Finance charges and other                                   23,945      24,526      19,314       25,351
                                                         ----------- ----------- ----------- ------------
    Total revenues                                           205,310     203,527     189,366      225,925

Percent of annual revenues                                     24.9%       24.7%       23.0%        27.4%

Cost and expenses
  Cost of goods sold, including warehousing and
   occupancy costs                                           124,393     125,297     118,191      140,906
  Cost of service parts sold, including warehousing
   and occupancy costs                                         1,866       2,123       2,257        2,133
  Selling, general and administrative expense                 59,214      62,113      61,928       62,062
  Provision for bad debts                                        560         348         582          418
                                                         ----------- ----------- ----------- ------------
    Total cost and expenses                                  186,033     189,881     182,958      205,519
                                                         ----------- ----------- ----------- ------------
Operating Income                                              19,277      13,646       6,408       20,406

Operating Profit as a % total revenues                          9.4%        6.7%        3.4%         9.0%

Interest (income) expense                                      (240)       (251)       (110)           86
Other (income) expense                                         (831)        (55)        (34)         (23)
                                                         ----------- ----------- ----------- ------------
Income before income taxes                                    20,348      13,952       6,552       20,343
Provision for income taxes                                     7,402       4,295       2,531        7,281
                                                         ----------- ----------- ----------- ------------
Net income                                                   $12,946      $9,657      $4,021      $13,062
                                                         =========== =========== =========== ============

Net income as a % of revenue                                    6.3%        4.7%        2.1%         5.8%

Outstanding shares:
      Basic                                                   23,567      23,489      23,077       22,651
      Diluted                                                 24,121      24,058      23,550       22,976

Earnings per share:
      Basic                                                    $0.55       $0.41       $0.17        $0.58
      Diluted                                                  $0.54       $0.40       $0.17        $0.57

(A) - In order to present our results on a basis that is more comparable with others in our industry, we have reclassified advertising expenditures that were previously included in costs of goods sold to selling, general and administrative expense.

Liquidity and Capital Resources

       We require capital to finance our growth as we add new stores and markets to our operations, which in turn requires additional working capital for increased receivables and inventory. We have historically financed our operations through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended terms provided by our vendors for inventory purchases, acquisition of inventory under consignment arrangements and transfers of receivables to our asset-backed securitization facilities. At January 31, 2008, we had a revolving lines of credit in the amount of $58 million, under which we had no borrowings outstanding, but utilized $2.4 million of availability to issue letters of credit. We expect that our cash requirements for the foreseeable future, including those for our capital expenditure requirements, will be met with our available lines of credit and our $6.4 million of excess cash and cash equivalents, which were invested in short-term, tax-free instruments, at January 31, 2008, together with cash generated from operations. Our current plans are to grow our store base by approximately 10% a year. We expect we will invest in inventory, real estate and customer receivables to support the additional stores and same store sales growth. Depending on market conditions we may, at times, enter into sale-leaseback transactions to finance our real estate or seek alternative financing sources for new store expansions and customer receivables growth, including expansion of existing lines of credit, and accessing new debt or equity markets.

       On March 26, 2008, we executed an amendment to our bank credit facility, to increase the commitment from $50 million to $100 million, to provide additional liquidity, if needed, to support our growth plans. In addition to the expanded commitment, the interest margin added to the applicable base rate was increased by 25 basis points. This facility matures in November 2010. This increase in the facility brings our total availability under revolving lines of credit to $105.6 million at March 26, 2008.

       In its regularly scheduled meeting on August 24, 2006, our Board of Directors authorized the repurchase of up to $50 million of our common stock, dependent on market conditions and the price of the stock. We expect to fund these purchases with a combination of excess cash, cash flow from operations, borrowings under our revolving credit facilities and proceeds from the sale of owned properties. Through January 31, 2008, we had spent $37.1 million under this authorization to acquire 1,723,205 shares of our common stock. Future stock repurchases will be dependent upon the availability of sufficient capital and liquidity to support our growth plans and the repurchase program.

       The following is a comparison of our statement of cash flows for our fiscal years 2007 and 2008:

       During the year ended January 31, 2008, net cash provided by (used in) operating activities decreased $34.5 million from $28.9 million provided by operating activities in the year ended January 31, 2007, to $5.6 million used in the January 31, 2008. Operating cash flows for both periods were negatively impacted by higher than normal payments on accounts payable and accrued expenses, as discussed below. The cash used in operations for the year ended January 31, 2008, was driven primarily by payments on accounts payable, which was driven by the timing of receipts of inventory and increased investment in accounts receivable. Our increased investment in accounts receivable was due primarily to increased balances in the sold portfolio and a lower funding rate as a percentage of the sold portfolio. The lower funding rate is primarily the result of the QSPE's pay down of its 2002 Series B bond issuance. We expect the funding rate to improve once the pay down is completed, which is scheduled for completion in May, 2008. The cash provided by operations for the year ended January 31, 2007, resulted primarily from net income plus depreciation plus the benefit of the QSPE completing its medium-term bond issuance in August 2006. The completion of the bond issuance resulted in an increase in the funding rate, providing additional cash to be advanced to us on receivables transferred. Offsetting the cash provided was cash used primarily due to increased investment in inventory and the timing of payments of accounts payable and federal income and employment taxes, which had been extended due to the impact of hurricanes in the prior fiscal year. Those extended terms ended and deadlines were reached in the quarter ended April 30, 2006, and we were required to satisfy those obligations, negatively impacting our operating cash flows by approximately $18.9 million.

       As noted above, we offer promotional credit programs to certain customers that provide for "same as cash" or deferred interest interest-free periods of varying terms, generally three, six, or 12 months; in fiscal year 2005 we increased these terms to include 18, 24 and 36 months. The various "same as cash" promotional accounts and deferred interest program accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30.0% of eligible securitized receivables. If we exceed this 30.0% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period. The percentage of eligible securitized receivables represented by promotional receivables was 20.0% as of January 31, 2007, and at January 31, 2008, the percentage was 23.0% The weighted average promotional period was 13.1 months and 15.1 months for promotional receivables outstanding as of January 31, 2007 and 2008, respectively. The weighted average remaining term on those same promotional receivables was 9.8 months and 10.7 months as of January 31, 2007 and 2008, respectively. While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables for the customers that take advantage of the promotional terms, we receive less income on these receivables, resulting in a reduction of the net interest margin used in the calculation of the gain on the sale of receivables.

       Net cash used in investing activities was $16.1 million and $10.0 million in fiscal year 2007 and fiscal year 2008, respectively. Cash used for purchases of property and equipment was approximately $18.4 million in fiscal year 2007 and $19.0 fiscal year 2008. The cash expended for property and equipment was used primarily for construction of new stores and the reformatting of existing stores to better support our current product mix. We estimate that capital expenditures for the 2009 fiscal year will approximate $20 million to $25 million.

       We lease 64 of our 69 stores, and our plans for future store locations include primarily leases, but does not exclude store ownership. Our capital expenditures for future store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and warehouses), the cost of which is approximately $1.6 million per store, and for our existing store remodels, in the range of $105,000 per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationship and funding sources and alternatives for new stores, which may include "sale-leaseback" or direct "purchase-lease" programs, as well as other funding sources for our purchase and construction of those projects. If we are successful in these relationship developments, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores, but could include full ownership if it meets our cash investment strategy.

       Net cash used in financing activities increased $28.6 million from $1.3 million for the year ended January 31, 2007, to $29.9 million for the year ended January 31, 2008. This change resulted primarily from the use of $33.3 million for the purchase of our common stock in fiscal year 2008.

       We entered into our existing bank credit facility on October 31, 2005. The agreement provides a line of credit to $50 million, with an accordion feature to allow further expansion of the facility to $90 million, under certain conditions. The credit facility has a maturity date of November 1, 2010. Additionally, the facility provides sublimits of $8 million for a swingline line of credit for faster advances on borrowing requests, and $5 million for standby letters of credit. Loans under our revolving credit facility may, at our option, bear interest at either the alternate base rate, which is the greater of the administrative agent's prime rate or the federal funds rate, or the LIBOR rate for the applicable interest period, in each case plus an applicable interest margin. The interest margin is between 0.00% and 0.50% for base rate loans and between 0.75% and 1.75% for LIBOR alternative rate loans. The interest margin will vary depending on our debt coverage ratio. Additionally we pay commitment fees for the undrawn portion of our revolving credit facility. At January 31, 2008, based on the LIBOR rate, the interest rate on the revolving facility was 4.15%.

       Effective August 28, 2006, we entered into an amendment to our $50 million revolving credit facility with the existing lenders. The amendment increases our restricted payment capacity, which includes payments for repurchases of capital stock, from $25 million to $50 million. There were no other modifications of the Credit Agreement.

A summary of the significant financial covenants that govern our bank credit facility compared to our actual compliance status at January 31, 2008, is presented below:

                                                                                      Required
                                                                                      Minimum/
                                                                       Actual         Maximum
                                                                    --------------- ---------------
Debt service coverage ratio must exceed required minimum            4.09 to 1.00    2.00 to 1.00
Total adjusted leverage ratio must be lower than required maximum   1.65 to 1.00    3.00 to 1.00
Adjusted consolidated net worth must exceed required minimum        $301.2 million  $214.8 million
Charge-off ratio must be lower than required maximum                0.03 to 1.00    0.06 to 1.00
Extension ratio must be lower than required maximum                 0.03 to 1.00    0.05 to 1.00
30-day delinquency ratio must be lower than required maximum        0.10 to 1.00    0.13 to 1.00

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

       The following table reflects outstanding commitments for borrowings and letters of credit, and the amounts utilized under those commitments, as of January 31, 2008:

                         Commitment Expires in Fiscal Year Ending January 31,      Balance at   Available at
                     ------------------------------------------------------------  January 31,  January 31,
                         2009     2010    2011    2012    2013 Thereafter Total      2008         2008
                     ------------------------------------------------------------ ----------    ----------
                      (in thousands)

 Revolving Bank
  Facility (1)                 $50,000                                    $50,000     $2,442       $47,558
 Unsecured Line of
  Credit                8,000                                               8,000          -         8,000
 Inventory Financing
  (2)                  40,000                                              40,000     14,766        25,234
 Letters of Credit     25,000                                              25,000        847        24,153
                     ------------------------------------------------------------ ----------    ----------
          Total       $73,000  $50,000      $-      $-      $-        $- $123,000    $18,055      $104,945
                     ============================================================ ==========    ==========

       (1) Includes letter of credit sublimit. There was $2.4 million of letters of credit issued at January 31, 2008.

       (2) Included in accounts payable on the consolidated balance sheet as of January 31, 2008.

       Since we extend credit in connection with a large portion of our retail, service maintenance and credit insurance sales, we created a QSPE in 2002 to purchase customer receivables from us and to issue medium-term and variable funding notes secured by the receivables to third parties to finance its purchase of these receivables. We transfer receivables, consisting of retail installment and revolving accounts receivables extended to our customers, to the issuer in exchange for cash, subordinated securities and the right to receive the interest spread between the assets held by the QSPE and the notes issued to third parties and our servicing fees. The subordinated securities issued to us accrue interest based on prime rates and are subordinate to these third party notes.

       Both the bank credit facility and the asset-backed securitization program are significant factors relative to our ongoing liquidity and our ability to meet the cash needs associated with the growth of our business. Our inability to use either of these programs because of a failure to comply with their covenants would adversely affect our continued growth. Funding of current and future receivables under the asset-backed securitization program can be adversely affected if we exceed certain predetermined levels of re-aged receivables, write-offs, bankruptcies or other ineligible receivable amounts. If the funding under the asset-backed securitization program were reduced or terminated, we would have to draw down our bank credit facility more quickly than we have estimated.

       A summary of the total receivables managed under the credit portfolio, including quantitative information about delinquencies, net credit losses and components of securitized assets, is presented in Note 3 to our consolidated financial statements.

       Based on current operating plans, we believe that cash provided by operating activities, available borrowings under our credit facility, access to the unfunded portion of the variable funding portion of our asset- backed securitization program and our current cash and cash equivalents will be sufficient to fund our operations, store expansion and updating activities and capital expenditure programs for at least the next 12 months. However, there are several factors that could decrease cash provided by operating activities, including:

       o    reduced demand or margins for our products;

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

       o increases in the retained portion of our receivables portfolio under our current QSPE's asset-backed securitization program as a result of changes in performance or types of receivables transferred (promotional versus non-promotional), or as a result of a change in the mix of funding sources available to the QSPE, requiring higher collateral levels;

       o    inability  to  renew  or  expand  our  capacity  for  financing  our receivables portfolio under existing or replacement QSPE asset-backed securitization programs or a requirement that we retain a higher percentage of the credit portfolio under such programs;

       o increases in the program costs (interest and administrative fees relative to our receivables portfolio) associated with the funding of our receivables;

       o increases in personnel costs required for us to stay competitive in our markets; and

       o    the inability to get our current variable funding facility renewed.


       If cash provided by operating activities during this period is less than we expect or if we need additional financing for future growth, we may need to increase our revolving credit facility or undertake additional equity or debt offerings. We may not be able to obtain such financing on favorable terms, if at all.


       Off-Balance Sheet Financing Arrangements

       Since we extend credit in connection with a large portion of our retail, service maintenance and credit insurance sales, we have created a qualified special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and to issue asset-backed and variable funding notes to third parties to obtain cash for these purchases. We transfer receivables with a weighted average life of 1.2 years, consisting of retail installment contracts and revolving accounts extended to our customers, to the issuer in exchange for cash and subordinated, unsecured promissory notes. To finance its acquisition of these receivables, the issuer has issued the notes and bonds described below to third parties. The unsecured promissory notes issued to us are subordinate to these third party notes and bonds.

       At January 31, 2008, the issuer has issued three series of notes: the 2002 Series A variable funding note with a total availability of $450.0 million, three classes of 2002 Series B notes in the aggregate amount outstanding of $40.0 million, of which $4.0 million was required to be placed in a restricted cash account for the benefit of the bondholders, and three classes of 2006 Series A bonds with an aggregate amount outstanding of $150.0 million, of which $6.0 million was required to be placed in a restricted cash account for the benefit of the bondholders. The 2002 Series A variable funding note is composed of a $250 million 364-day tranche, and a $200 million tranche that matures in 2011. The 364-day commitment was recently renewed and increased, in the amount of $150 million, by the note holders until July 31, 2008. The $150 million increase in the commitment will stay in place until the first to occur of: (i) the QSPE completes a medium-term bond issuance, or (ii) the note is not renewed by the note holders. At the time of the increase in the note, an additional bank joined as the second note holder in the facility. The commercial paper underlying the 2002 Series A variable funding note is rated A1/P1 by Standard and Poors and Moody's, respectively. These ratings represent the highest rating (highest quality) of each rating agency's three short-term investment grade ratings, except that Standard and Poors could add a "+" which would convert the highest quality rating to an extremely strong rating. The 2002 Series B notes consist of: Class A notes in the amount $24.0 million, rated Aaa by Moody's representing the highest rating (highest quality) of the four long term investment grade ratings provided by this organization; Class B notes in the amount $11.6 million, rated A2 by Moody's representing the middle of the third rating (upper medium quality) of the four long term investment grade ratings provided by this organization; and Class C notes in the amount of $4.4 million, rated Baa2/BBB by Moody's and Fitch, respectively. The 2006 Series A notes consist of: Class A notes in the amount $90.0 million, rated Aaa by Moody's representing the highest rating (highest quality) of the four long term investment grade ratings provided by this organization; Class B notes in the amount $43.3 million, rated A2 by Moody's representing the middle of the third rating (upper medium quality) of the four long term investment grade ratings provided by this organization; and Class C notes in the amount of $16.7 million, rated Baa2 by Moody's. The Baa2/BBB ratings represent the lowest of the four investment grades (medium quality) provided by these organizations. The ratings disclosed are not recommendations to buy, sell or hold securities. These ratings may be changed or withdrawn at any time without notice, and each of the ratings should be evaluated independently of any other rating. We are not aware of a rating by any other rating organization and are not aware of any changes in these ratings. Private institutional investors, primarily insurance companies, purchased the 2002 Series B notes and 2006 Series A notes. The issuer used the proceeds of these issuances to purchase eligible accounts receivable from us and to fund the required restricted cash accounts for credit enhancement of the notes. If the net portfolio yield, as defined by agreements, falls below 5.0%, then the issuer may be required to fund additions to the cash reserves in the restricted cash accounts. At January 31,2008, the net portfolio yield was in compliance with this requirement.

       We are entitled to a monthly servicing fee, so long as we act as servicer, in an amount equal to .25% multiplied by the average aggregate principal amount of receivables plus the amount of average aggregate defaulted receivables. The issuer records revenues equal to the interest charged to the customer on the receivables less losses, the cost of funds, the program administration fees paid in connection with the 2002 Series A, 2002 Series B, or 2006 Series A note holders, the servicing fee and additional earnings to the extent they are available.

       After the September 10, 2007, amendment, the 2002 Series A variable funding note now permits the issuer to borrow funds up to $450 million to purchase receivables from us, thereby functioning as a "basket" to accumulate receivables. As issuer borrowings under the 2002 Series A variable funding note approach $450 million, the issuer is required to request an increase in the 2002 Series A amount or issue a new series of bonds and use the proceeds to pay down the then outstanding balance of the 2002 Series A variable funding note, so that the basket will once again become available to accumulate new receivables or meet other obligations required under the transaction documents. As of January 31, 2008, borrowings under the 2002 Series A variable funding note were $278.0 million.

       Recent turmoil in the financial markets, especially with respect to asset-backed securities, has resulted in reduced liquidity available for issuances of these securities and rising costs for issuers. As a result, the issuer has delayed the marketing of an additional series of fixed rate bonds. It is currently anticipated that the issuer will attempt to complete a transaction in the second or third quarter of the fiscal year ending January 31, 2009, but no assurance can be given that a transaction can be completed on terms favorable to it.. The proceeds of a new issuance would provide the issuer additional capacity for the purchase of our receivables. If the issuer is unable to complete the new bond issuance or renew or increase the total availability under the 2002 Series A variable funding note, then, after its current funding sources are exhausted, we may have to fund growth in the receivables portfolio until the issuer can obtain additional funding. If necessary, in addition to available cash balances, cash flow from operations and borrowing capacity under our revolving facilities, additional cash to fund our growth and increase receivables balances could be obtained by:

       o    reducing capital expenditures for new store openings,

       o taking advantage of longer payment terms and financing available for inventory purchases,

       o    utilizing other sources for providing financing to our customers,

       o negotiating to expand the capacity available under existing credit facilities, and

       o    accessing new debt or equity markets.

       At January 31, 2008, we had $6.4 million of excess cash and $55.6 million of availability under our revolving credit facilities, among other liquidity sources, to provide funding, if needed, to fund receivable portfolio growth. As such, we believe we have sufficient sources of liquidity to fund our operations, including credit portfolio growth, for at least the next 12 months.

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

       While we are not directly liable to the lenders under the asset-backed securitization facility, any shortfall in the cash necessary to repay the note and bond holders and our subordinated notes would first reduce the amount paid to us under the subordinated notes. As such, we bear the risk of losses incurred by the issuer, to the extent of our retained interest, before the issuer's third-party lenders are exposed to losses. If the issuer is unable to repay the 2002 Series A note, 2002 Series B bonds and 2006 Series A bonds due to its inability to collect the transferred customer accounts and the issuer could not pay the subordinated notes it has issued to us in partial payment for transferred customer accounts, the 2002 Series B and 2006 Series A bond holders could claim the balance in its $10.0 million restricted cash account. We are also contingently liable under a $20.0 million letter of credit that secures our performance of our obligations or services under the servicing agreement as it relates to the transferred assets that are part of the asset-backed securitization facility.

       The issuer is subject to certain affirmative and negative covenants contained in the transaction documents governing the 2002 Series A variable funding note and the 2002 Series B and 2006 Series A bonds, including covenants that restrict, subject to specified exceptions: the incurrence of additional indebtedness and other obligations and the granting of additional liens; mergers, acquisitions, investments and disposition of assets; and the use of proceeds of the program. The issuer also makes covenants relating to compliance with certain laws, payment of taxes, maintenance of its separate legal entity, preservation of its existence, protection of collateral and financial reporting. In addition, the program requires the issuer to maintain a minimum net worth.

       A summary of the significant financial covenants that govern the 2002 Series A variable funding note compared to actual compliance status at January 31, 2008, is presented below:

                                                                                                     Required
                                                                                                     Minimum/
                                                                               As reported           Maximum
                                                                            ------------------- -------------------
Issuer interest must exceed required minimum                                  $78.5 million       $75.8 million
Gross loss rate must be lower than required maximum                                4.1%               10.0%
Net portfolio yield must exceed required minimum                                   8.7%                2.0%
Payment rate must exceed required minimum                                          7.0%                3.0%

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

Securitization Facilities
We finance most of our customer receivables through asset-backed securitization facilities

                                                                                ----------------------------
                                                                                |                           |
                                                                                |    2002 Series A Note     |
                                                                           ---->|  $450 million Commitment  |
                                                                           |    |  $278 million Outstanding |
                                                                           |    |   Credit Rating: P1/A2    |
                                                                           |    |      Bank Commercial      |
                                                                           |    |      Paper Conduits       |
                                                                           |    ----------------------------
                                                                           |
--------------------------  ----------->  --------------------------       |    ----------------------------
|                        |                |                        |       |    |    2002 Series B Bonds    |
|                        |                |       Qualifying       |       |    |       $40 million         |
|         Retail         |                |     Special Purpose    |<---------->|   Private Institutional   |
|         Sales          |                |         Entity         |       |    |        Investors          |
|         Entity         |                |        ("QSPE")        |       |    | Class A: $24.0 mm (Aaa)   |
|                        |                |                        |       |    | Class B: $11.6 mm (A2)    |
|                        |                |                        |       |    | Class C: $4.4 mm (Baa2)   |
--------------------------  <-----------  --------------------------       |    ----------------------------
                                                                           |
                            1. Cash Proceeds                               |    ----------------------------
                            2. Subordinated Securities                     |    |    2006 Series A Bonds    |
                            3. Right to Receive Cash Flows                 |    |       $150 million        |
                               Equal to Interest Rate Spread               |--->|   Private Institutional   |
                                                                                |         Investors         |
                                                                                | Class A: $90 mm (Aaa)     |
                                                                                | Class B: $43.3 mm (A2)    |
                                                                                | Class C: $16.7 mm (Baa2)  |
                                                                                ----------------------------

       Certain Transactions

       Since 1996, we have leased a retail store location of approximately 19,150 square feet in Houston, Texas from Thomas J. Frank, Sr., our Chairman of the Board and Chief Executive Officer. The lease provides for base monthly rental payments of $17,235 plus escrows for taxes, insurance and common area maintenance expenses of increasing monthly amounts based on expenditures by the management company operating the shopping center of which this store is a part through January 31, 2011. We also have an option to renew the lease for two additional five-year terms. Mr. Frank received total payments under this lease of $281,000 in fiscal 2006, 2007 and 2008, respectively. Based on market lease rates for comparable retail space in the area, we believe that the terms of this lease are no less favorable to us than we could have obtained in an arms' length transaction at the date of the lease commencement.

       We leased six store locations from Specialized Realty Development Services, LP (SRDS), a real estate development company that was created prior to our becoming publicly held and was owned by various members of management and individual investors of Stephens Group, Inc., a significant shareholder of the company. Based on independent appraisals that were performed on each project that was completed, we believe that the terms of the leases were at least comparable to those that could be obtained in an arms' length transaction. As part of the ongoing operation of SRDS, we received management fees associated with the administrative functions that were provided to SRDS of $6,500 for the year ended January 31, 2006. As of January 31, 2005, we no longer leased any properties from SRDS since it divested itself of the leased properties. As part of the divestiture, SRDS reimbursed us $75,000 for costs related to lease modifications.

       We engage the services of Direct Marketing Solutions, Inc., or DMS, for a substantial portion of our direct mail advertising. Direct Marketing Solutions, Inc. is partially owned (less than 50%) by SF Holding Corp., members of the Stephens family, Jon E. M. Jacoby, and Douglas H. Martin. SF Holding Corp. and the members of the Stephens family are significant shareholders of the Company, and Messrs. Jacoby and Martin are members of our Board of Directors. The fees we paid to DMS during fiscal years ended 2006, 2007 and 2008 amounted to approximately $2.1 million, $3.6 million and $2.5 million, respectively. Thomas
J. Frank, the Chief Executive Officer and Chairman of the Board of Directors owned a small percentage (0.7%) at the end of fiscal year 2005, but divested his interest during the first half of fiscal year 2006.

       We engage the services of Stephens Inc. to act as our broker under our stock repurchase program. Stephens Inc. is a shareholder of the Company, and Doug Martin, an Executive Vice President of Stephens Inc., is a member of our Board of Directors. During the years ended January 31, 2007 and 2008, respectively, we incurred fees payable to Stephens Inc. of $5,040 and $46,644, respectively, related to the purchase of 168,000 and 1,555,205 shares, respectively of our common stock. Based on a review of competitive bids received from various broker candidates, we believe the terms of this arrangement are no less favorable than we could have obtained in an arms' length transaction.

      Contractual Obligations

       The  following  table  presents  a  summary  of  our  known   contractual
obligations as of January 31, 2008, with respect to the specified categories, classified by payments due per period.

                                                      Payments due by period
                                            -------------------------------------------
                                            Less Than 1   1-3        3-5     More Than
                                   Total        Year     Years      Years      5 Years
                                ----------- --------------------- ---------- ----------
                                                        (in thousands)
Long term debt                         $119       $102        $10         $7         $-
Operating leases:
Real estate                         145,463     17,769     34,420     29,792     63,482
Equipment                             8,720      2,511      3,873      1,583        753
Purchase obligations (1)              1,998      1,515        483          -          -
                                ----------- ---------- ---------- ---------- ----------
Total contractual cash
 obligations                       $156,300    $21,897    $38,786    $31,382    $64,235
                                =========== ========== ========== ========== ==========

      ---------------------
       (1) Includes contracts for long-term communication services. Does not include outstanding purchase orders for merchandise, services or supplies which are ordered in the normal course of operations and which generally are received and recorded within 30 days.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Interest rates under our bank credit facility are variable and are determined, at our option, as the base rate, which is the greater of prime rate or federal funds rate plus 0.50% plus the base rate margin, which ranges from 0.00% to 0.50%, or LIBOR plus the LIBOR margin, which ranges from 0.75% to 1.75%. Accordingly, changes in the prime rate, the federal funds rate or LIBOR, which are affected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, our bank credit facility. We are also exposed to interest rate risk associated with our interest in securitized assets. See Note 3 to the audited financial statements for disclosures related to the sensitivity of the current fair value of the interest in securitized assets to 10% and 20% adverse changes in the factors that affect these assets, including interest rates. Since January 31, 2007, our interest rate sensitivity has increased on our interest in securitized assets as the variable rate portion of the QSPE's debt has increased from $120.0 million, or 29.2% of its debt, to $278.0 million or 59.4% of its total debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

Management's Report on Internal Control Over Financial Reporting..............59

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting......................................................60

Report of Independent Auditors................................................61

Consolidated Balance Sheets...................................................62

Consolidated Statements of Operations.........................................63

Consolidated Statements of Stockholders' Equity...............................64

Consolidated Statements of Cash Flows.........................................65

Notes to Consolidated Financial Statements....................................66

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

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment and those criteria, management believes that, as of January 31, 2008, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of January 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Conn's, Inc.
Beaumont, Texas
March 27, 2008



          /s/ Michael J. Poppe
      -------------------------
         Michael J. Poppe
      Chief Financial Officer



          /s/ Thomas J. Frank
      -------------------------
         Thomas J. Frank
      Chief Executive  Officer

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conn's, Inc.

We have audited Conn's Inc.'s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Conn's, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Conn's, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Conn's, Inc. as of January 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2008 of Conn's, Inc. and our report dated March 26, 2008 expressed an unqualified opinion thereon.

                                                               Ernst & Young LLP

Houston, Texas
March 26, 2008

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conn's, Inc.

We have audited the accompanying consolidated balance sheets of Conn's, Inc. as of January 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conn's, Inc. at January 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on February 1, 2006, the Company changed its method of accounting for share-based compensation.

As discussed in Note 2 to the consolidated financial statements, on February 1, 2007, the Company changed its method of accounting for interests in securitized assets and its method of accounting for servicing liabilities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Conn's Inc.'s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2008, expressed an unqualified opinion thereon.

                                                              Ernst & Young LLP


Houston, Texas
March 26, 2008

                                  Conn's, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                  January 31,
                                                                            ------------------------
                                   Assets                                       2007        2008
                                                                            ----------- ------------
Current Assets
Cash and cash equivalents                                                       $56,570      $11,015
Accounts receivable, net of allowance for doubtful accounts of $821 and
 $960, respectively                                                              31,737       36,100
Interest in securitized assets                                                  136,848      178,150
Inventories                                                                      87,098       81,495
Deferred income taxes                                                               551        2,619
Prepaid expenses and other assets                                                 4,958        4,449
                                                                            ----------- ------------
Total current assets                                                            317,762      313,828
Non-current deferred income tax asset                                             2,920            -
Property and equipment
Land                                                                              9,102        8,011
Buildings                                                                        13,896       13,626
Equipment and fixtures                                                           13,650       17,950
Transportation equipment                                                          3,022        2,741
Leasehold improvements                                                           66,761       74,120
                                                                            ----------- ------------
Subtotal                                                                        106,431      116,448
Less accumulated depreciation                                                  (46,991)     (57,195)
                                                                            ----------- ------------
Total property and equipment, net                                                59,440       59,253
Goodwill, net                                                                     9,617        9,617
Other assets, net                                                                   208          154
                                                                            ----------- ------------
Total assets                                                                   $389,947     $382,852
                                                                            =========== ============

                    Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt                                                  $110         $102
Accounts payable                                                                 51,028       28,179
Accrued compensation and related expenses                                         9,234        9,748
Accrued expenses                                                                 20,424       21,487
Income taxes payable                                                              3,693          600
Deferred revenues and allowances                                                 12,533       16,949
                                                                            ----------- ------------
Total current liabilities                                                        97,022       77,065
Long-term debt                                                                       88           17
Non-current deferred tax liability                                                    -          131
Deferred gain on sale of property                                                   309        1,221
Stockholders' equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued
 or outstanding)                                                                      -            -
Common stock ($0.01 par value, 40,000,000 shares authorized; 23,809,522 and
 24,098,171 shares issued and outstanding at January 31, 2007 and 2008,
  respectively)                                                                     238          241
Accumulated other comprehensive income                                            6,305            -
Additional paid in capital                                                       93,365       99,514
Retained earnings                                                               196,417      241,734
Treasury stock at cost (168,000 and 1,723,205 shares at January 31, 2007 and
 2008, respectively)                                                            (3,797)     (37,071)
                                                                            ----------- ------------
Total stockholders' equity                                                      292,528      304,418
                                                                            ----------- ------------
Total liabilities and stockholders' equity                                     $389,947     $382,852
                                                                            =========== ============

See notes to consolidated financial statements.

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except earnings per share)

                                                                 Year Ended January 31,
                                                              -----------------------------
                                                                2006      2007     2008
                                                              --------  -------- ----------
Revenues
  Product sales                                               $569,877  $623,959   $671,571
  Service maintenance agreement commissions (net)               30,583    30,567     36,424
  Service revenues                                              20,278    22,411     22,997
                                                              --------  -------- ----------
    Total net sales                                            620,738   676,937    730,992
  Finance charges and other                                     80,410    83,720     93,136
                                                              --------  -------- ----------
    Total revenues                                             701,148   760,657    824,128

Cost and expenses
  Cost of goods sold, including warehousing and
   occupancy costs                                             422,533   466,279    508,787
  Cost of service parts sold, including warehousing
   and occupancy cost                                            5,310     6,785      8,379
  Selling, general and administrative expense                  208,259   224,979    245,317
  Provision for bad debts                                        1,133     1,476      1,908
                                                              --------  -------- ----------
    Total cost and expenses                                    637,235   699,519    764,391
                                                              --------  -------- ----------
Operating income                                                63,913    61,138     59,737
Interest (income) expense                                          400     (676)      (515)
Other (income) expense                                              69     (772)      (943)
                                                              --------  -------- ----------
Income before income taxes                                      63,444    62,586     61,195
Provision for income taxes                                      22,341    22,275     21,509
                                                              --------  -------- ----------
Net Income                                                     $41,103   $40,311    $39,686
                                                              ========  ======== ==========
Earnings per share
  Basic                                                          $1.76     $1.70      $1.71
  Diluted                                                        $1.71     $1.66      $1.68
Average common shares outstanding
  Basic                                                         23,412    23,663     23,193
  Diluted                                                       24,088    24,289     23,673

See notes to consolidated financial statements.

                                                                          Conn's, Inc.
                                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                         (in thousands)


                                                                  Accum.
                                                                  Other
                                            Common Stock          Compre-                               Treasury Stock
                                       -----------------------    hensive      Paid in    Retained   ----------------------
                                         Shares      Amount       Income       Capital    Earnings   Shares      Amount      Total
                                       ----------- ----------- ------------- ----------- ---------- --------- ------------ ---------
Balance January 31, 2005                    23,268    $    233    $   8,408    $  85,090  $ 115,003        -   $        -  $208,734

Exercise of options
  including tax benefit                        293           3                     2,579                                      2,582
Issuance of common stock under
  Employee Stock Purchase Plan                  11                                   192                                        192
Forfeiture of restricted shares                                                                                                   -
Stock-based compensation                                                           1,166                                      1,166
Comprehensive Income:
Net income                                                                                   41,103                          41,103
Reclassification adjustments
  on derivative instruments
  (net of tax of $ 86)                                                  160                                                     160
Adjustment of fair value of
  securitized assets (net of
  tax of $1,038), net of reclass-
  ification adjustments of
  $12,626 (net of tax of $6,828)                                      1,924                                                   1,924
                                                                                                                           ---------
Total comprehensive income                                                                                                   43,187
                                                   ----------- ------------- ----------- ---------- --------- ------------ ---------
Balance January 31, 2006                    23,572         236       10,492       89,027    156,106        -            -   255,861

Exercise of options,
  including tax benefit                        226           2                     2,370                                      2,372
Issuance of common stock under
  Employee Stock Purchase Plan                  12                                   245                                        245
Stock-based compensation                                                           1,723                                      1,723
Purchase of treasury stock                                                                              (168)      (3,797)   (3,797)
Comprehensive Income:
Net income                                                                                   40,311                          40,311
Adjustment of fair value of
  securitized assets (net of
  tax of $2,154), net of reclass-
  ification adjustments of
  $12,732 (net of tax of $7,100)                                     (4,187)                                                 (4,187)
                                                                                                                           ---------
Total comprehensive income                                                                                                   36,124
                                       ----------- ----------- ------------- ----------- ---------- --------- ------------ ---------
Balance January 31, 2007                    23,810         238        6,305       93,365    196,417     (168)      (3,797)  292,528

Cumulative effect of changes in
  accounting principles                                              (6,305)                  5,631                            (674)
Exercise of options,
  including tax benefit                        279           2                     3,241                                      3,243
Issuance of common stock under
  Employee Stock Purchase Plan                  13           1                       247                                        248
Stock-based compensation                                                           2,661                                      2,661
Purchase of treasury stock                                                                            (1,555)     (33,274)  (33,274)
Comprehensive Income:
Net income                                                                                   39,686                          39,686
                                                   ----------- ------------- ----------- ---------- --------- ------------ ---------
Balance January 31, 2008                    24,102    $    241    $       -    $  99,514  $ 241,734   (1,723)  $  (37,071) $304,418
                                       =========== =========== ============= =========== ========== ========= ============ =========

See notes to consolidated financial statements.

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                               Year Ended January 31,
                                                        ------------------------------------
                                                             2006        2007         2008
                                                        ----------- ----------- ------------
Cash flows from operating activities
Net income                                                  $41,103     $40,311      $39,686
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation                                               11,271      12,520       12,441
  Accretion, net                                               (318)       (461)        (758)
  Provision for bad debts                                     1,133       1,476        1,908
  Stock-based compensation                                    1,166       1,723        2,661
  Gains on interests in securitized assets                  (26,724)    (23,874)     (28,043)
  Decrease in fair value of interests in securitized
   assets                                                         -           -        5,789
  Provision for deferred income taxes                          (707)     (1,080)        (747)
  Loss (gain) from sale of property and equipment                69        (772)        (943)
  Discounts on promotional credit                             3,080       5,347        7,236
  Losses from derivatives                                        69           -            -
Change in operating assets and liabilities:
  Accounts receivable                                         6,582       4,950      (32,549)
  Inventory                                                 (11,641)    (13,111)       5,603
  Prepaid expenses and other assets                            (452)       (954)         509
  Accounts payable                                           13,812      10,108      (22,849)
  Accrued expenses                                           15,751      (6,569)       1,577
  Income taxes payable                                        8,833      (5,120)        (987)
  Deferred revenues and allowances                            1,330       4,380        3,832
                                                        ----------- ----------- ------------
Net cash provided by (used in) operating activities          64,357      28,874       (5,634)
                                                        ----------- ----------- ------------
Cash flows from investing activities
  Purchase of property and equipment                        (18,490)    (18,425)     (18,955)
  Proceeds from sales of property                                34       2,278        8,921
                                                        ----------- ----------- ------------
Net cash used in investing activities                       (18,456)    (16,147)     (10,034)
                                                        ----------- ----------- ------------
Cash flows from financing activities
  Net proceeds from stock issued under employee
        benefit plans, including tax benefit                  2,640       2,407        3,188
  Excess tax benefits from stock-based compensation             134         210          303
  Purchase of treasury stock                                      -      (3,797)     (33,274)
  Borrowings under lines of credit                           77,150      25,200       40,475
  Payments on lines of credit                               (87,650)    (25,200)     (40,475)
  Increase in debt issuance costs                              (130)          -            -
  Borrowings on promissory notes                                136           -            -
  Payment of promissory notes                                   (32)       (153)        (104)
                                                        ----------- ----------- ------------
Net cash used in financing activities                        (7,752)     (1,333)     (29,887)
                                                        ----------- ----------- ------------
Net change in cash                                           38,149      11,394      (45,555)
  Cash and cash equivalents
  Beginning of the year                                       7,027      45,176       56,570
                                                        ----------- ----------- ------------
  End of the year                                           $45,176     $56,570      $11,015
                                                        =========== =========== ============
Supplemental disclosure of cash flow information
  Cash interest paid                                           $635        $366         $435
  Cash income taxes paid, net of refunds                     13,179      28,262       22,935
  Cash interest received from interests in securitized
   assets                                                    14,633      19,055       23,339
  Cash proceeds from new securitizations                    285,529     338,222      378,699
  Cash flows from servicing fees                             18,572      20,997       24,288
Supplemental disclosure of non-cash activity
  Customer receivables exchanged for interests in
   securitized assets                                        58,835      63,067       63,789
  Amounts reinvested in interests in securitized assets     (76,133)    (61,880)    (108,067)
  Purchases of property and equipment with debt financing         -         215           23

 See notes to consolidated financial statements.

                                  CONN'S , INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2008

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

       Business Activities. The Company, through its retail stores, provides products and services to its customer base in seven primary market areas, including southern Louisiana, southeast Texas, Houston, South Texas, San Antonio/Austin, Dallas/Fort Worth and Oklahoma. Products and services offered through retail sales outlets include home appliances, consumer electronics, home office equipment, lawn and garden products, mattresses, furniture, service maintenance agreements, installment and revolving credit account programs, and various credit insurance products. These activities are supported through an extensive service, warehouse and distribution system. For the reasons discussed below, the aggregation of operating companies represent one reportable segment under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Accordingly, the accompanying consolidated financial statements reflect the operating results of the Company's single reportable segment. The Company's retail stores bear the "Conn's" name, and deliver the same products and services to a common customer group. The Company's customers generally are individuals rather than commercial accounts. All of the retail stores follow the same procedures and methods in managing their operations. The Company's management evaluates performance and allocates resources based on the operating results of the retail stores and considers the credit programs, service contracts and distribution system to be an integral part of the Company's retail operations.

       Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See the discussion under Note 2 regarding the change in assumptions used in the Company's valuation of its Interests in securitized assets.

       Vendor Programs. The Company receives funds from vendors for price protection, product and volume rebates (earned upon purchase or sales of product), marketing, training and promotional programs which are recorded as the amounts are earned, as a reduction of the related product cost or advertising expense, according to the nature of the program. The Company accrues rebates based on the satisfaction of terms of the program even though funds may not be received until the end of a quarter or year. If the programs are related to product purchases, which would include price protection, and sales and volume rebates, the allowances, credits, or payments are recorded as a reduction of product cost and are reflected in cost of goods sold when the related product is sold. If the programs are related to product sales, the allowances, credits or payments are recorded as a reduction of cost of goods sold. If the programs relate to marketing, training and promotions that are not for reimbursement of specific incremental costs, the allowances, credits or payments are reflected as a reduction of product cost. If the programs are related to promotion or marketing of the product, the allowances, credits, or payments for reimbursement of specific, incremental, identifiable, advertising-related costs incurred in selling the vendors' products are recorded as a reduction of advertising expense and are reflected in selling, general and administrative expenses in the period in which the expense is incurred. Vendor rebates earned and recorded as a reduction of product inventory cost totaled $19.5 million, $20.0 million and $29.5 million for the years ended January 31, 2006, 2007 and 2008, respectively.

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

                                                             Year Ended January 31,
                                                        --------------------------------
                                                             2006      2007         2008
                                                        --------- --------- ------------
Common stock outstanding, beginning of period              23,268    23,571       23,642
Weighted average common stock issued in stock
  option exercises                                            142       111          111
Weighted average common stock issued to employee
  stock purchase plan                                           2         5            5
Less: Weighted average treasury shares purchased                -      (24)        (565)
                                                        --------- --------- ------------
Shares used in computing basic earnings per share          23,412    23,663       23,193
Dilutive effect of stock options, net of assumed
 repurchase of treasury stock                                 676       626          480
                                                        --------- --------- ------------
Shares used in computing diluted earnings per share        24,088    24,289       23,673
                                                        ========= ========= ============

       During the periods presented, options with an exercise price in excess of the average market price of the Company's common stock are excluded from the calculation of the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of options not included in the calculation of the dilutive effect of stock options was 0.1 million, 0.2 million, and 0.4 million for each of the years ended January 31, 2006, 2007, and 2008 respectively.

       Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Credit card deposits in-transit of $1.2 million and $1.3 million, as of January 31, 2007 and 2008, respectively, are included in cash and cash equivalents.

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

Buildings...............................................................30 years

Equipment and fixtures...............................................3 - 5 years

Transportation equipment.................................................3 years

Leasehold improvements..............................................5 - 15 years

       Property and equipment are evaluated for impairment at the retail store level. The Company performs a periodic assessment of assets for impairment. Additionally, an impairment evaluation is performed whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store's performance. For property and equipment to be held and used, the

Company recognizes an impairment loss if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

       All gains and losses on sale of assets are included in Other (income) expense in the consolidated statements of operations.

                                            Year Ended January 31,
                                        -------------------------------
(in thousands of dollars)                    2006      2007        2008
----------------------------------      --------- --------- -----------
Gain (loss) on sale of assets                (69)       772         943


During the year ended January 31, 2007, the Company completed a nonmonetary transaction in an exchange of real estate assets. As required under Accounting Principles Board No. 29, Accounting for Nonmonetary Transactions, a gain of $0.7 million was recorded in Other (income) expense. During the year ended January 31, 2008, the Company completed transactions involving certain real estate assets that qualified for sales-leaseback treatment. As a result, a portion of the gains resulting from the transactions are being deferred and amortized as a reduction of rent expense on a straight-line basis over the minimum lease term. The deferred gains of $1.3 million recorded during the year ended January 31, 2008, are included in Deferred gains on sales of property.

       Receivable Sales and Interests in Securitized Receivables. The Company enters into securitization transactions to sell customer retail installment and revolving receivable accounts. In these transactions, the Company retains interest-only strips and subordinated securities, all of which are retained interests in the securitized receivables. Securitization income, which includes, gains and losses on sales of receivables, changes in the fair value of interests in securitized assets due to assumption changes, impairment on retained interests, interest income from retained interests and servicing fees, is included in Finance charges and other in the consolidated statement of operations. Gains and losses from the sales of receivables are recorded at the time of the transfer to the QSPE, based on the difference between the fair value and the carrying amount at that time.

       Receivables Not Sold. Certain receivables are not eligible for inclusion in the securitization transactions and are therefore carried on the Company's balance sheet in Accounts receivable. Such receivables are recorded net of an allowance for doubtful accounts, which is calculated based on historical losses. Typically, a receivable is considered delinquent if a payment has not been received on the scheduled due date. Generally, an account that is delinquent more than 120 days and for which no payment has been received in the past seven months will be charged-off against the allowance and interest accrued subsequent to the last payment will be reversed. Interest income is accrued using the Rule of 78's method for installment contracts and the simple interest method for revolving charge accounts. Typically, interest income is accrued until the contract or account is paid off or charged-off. The Company has a secured interest in the merchandise financed by these receivables and therefore has the opportunity to recover a portion of the charged-off value. (See also Note 3.)

       Goodwill. Goodwill represents the excess of purchase price over the fair market value of net assets acquired. The Company performs an assessment annually regarding the impairment of goodwill, or at any other time when impairment indicators exist. In fiscal 2006, 2007 and 2008, the Company concluded that goodwill was not impaired based on its annual impairment testing.

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

       Revenue Recognition. Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates or other free products or services. The Company sells service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where third parties are the obligor on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. The

Company records a receivable for earned but unremitted retrospective commissions and reserves for future cancellations of service maintenance agreements and credit insurance contracts estimated based on historical experience. When the Company sells service maintenance agreements in which it is deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These Company-obligor service maintenance agreements are renewal contracts which provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third-party obligor contracts. These agreements typically have terms ranging from 12 months to 36 months. These agreements are separate units of accounting under EITF No. 00-21, Revenue Arrangements with Multiple Deliverables and are valued based on the agreed upon retail selling price. The amounts of service maintenance agreement revenue deferred at January 31, 2007 and 2008 were $3.6 million and $5.4 million, respectively, and are included in Deferred revenue and allowances in the accompanying balance sheets. Under the renewal contracts, the Company defers and amortizes its direct selling expenses over the contract term and records the cost of the service work performed as products are repaired.

       The classification of the amounts included as Finance charges and other is summarized as follows (in thousands):

                                                     Year Ended January 31,
                                                 -------------------------------
                                                    2006      2007       2008
                                                 --------- --------- -----------
Securitization income:
Servicing fees received                            $18,572   $20,997     $24,288
Gains on sale of receivables, net                   26,724    23,874      28,043
Change in fair value of securitized assets               -         -     (5,789)
Impairment recorded on retained interests (1)        (895)   (1,495)           -
Interest earned on retained interests               14,633    19,055      23,339
                                                 --------- --------- -----------
Total securitization income                         59,034    62,431      69,881
Insurance commissions                               16,672    18,394      21,278
Other                                                4,704     2,895       1,977
                                                 --------- --------- -----------
Finance charges and other                          $80,410   $83,720     $93,136
                                                 ========= ========= ===========

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

       Sales on interest-free promotional credit programs are recognized at the time the customer takes possession of the product, consistent with the above stated policy. Considering the short-term nature of interest free programs for terms less than one year, sales are recorded at full value and are not discounted. Sales financed by longer-term (18-, 24- and 36-month) interest free programs are recorded at their net present value in accordance with APB 21, Interest on Receivables and Payables. The discount to net present value results in a reduction in net sales, which totaled $3.1 million, $5.3 million and $7.2 million for the years ended January 31, 3006, 2007 and 2008, respectively. Receivables arising out of the Company's interest-free programs are transferred to the Company's QSPE, net of the discount, with other qualifying customer receivables.

       The Company classifies amounts billed to customers relating to shipping and handling as revenues. Costs of $21.0 million, $21.4 million and $22.0 million associated with shipping and handling revenues are included in Selling, general and administrative expense for the years ended January 31, 2006, 2007 and 2008, respectively.

       Fair Value of Financial Instruments. The fair value of cash and cash equivalents, receivables, and notes and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of the Company's interests in securitized receivables is determined by estimating the present value of future expected cash flows using management's best estimates of the key assumptions, including credit losses, forward yield curves and discount rates commensurate with the risks involved. See Notes 2 and
3. The carrying value of the Company's long-term debt approximates fair value due to either the time to maturity or the existence of variable interest rates that approximate current market rate.

       Share-Based Compensation. On February 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified retrospective application transition method. Under the modified retrospective application transition method, all prior period financial statements have been adjusted to give effect to the fair-value-based method of accounting for share-based compensation. The adoption of the statement impacted the financial statements presented as follows:

       o For the fiscal year 2007, Income before income taxes and Net income was reduced by $1.7 million and $1.4 million, respectively. Basic earnings per share and Diluted earnings per share were reduced by $.06. Cash flows from operating activities were reduced by and cash flow from financing activities were increased by $0.2 million.

       For stock option grants after our IPO in November 2003, the Company has used the Black-Scholes model to determine fair value. Share-based compensation expense is recorded, net of estimated forfeitures, on a straight-line basis over the vesting period of the applicable grant. Prior to the IPO, the value of the options issued was estimated using the minimum valuation option-pricing model. Since the minimum valuation option-pricing model does not qualify as a fair value pricing model under FAS 123R, the Company followed the intrinsic value method of accounting for share-based compensation to employees for these grants, as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table presents the impact to earnings per share as if the Company had adopted the fair value recognition provisions of SFAS No. 123 (dollars in thousands except per share data):

                                                                   Year Ended
                                                                January 31, 2006
                                                                ----------------

Net income available for common stockholders as reported                $41,103
Add: Stock-based compensation recorded, net of tax                          963
Less: Stock-based compensation, net of tax,
  for all awards                                                        (1,313)
                                                                   ------------
Pro forma net income                                                    $40,753
                                                                   ============

Earnings per share-as reported:
  Basic                                                                   $1.76
  Diluted                                                                 $1.71
Pro forma earnings per share:
  Basic                                                                   $1.74
  Diluted                                                                 $1.69

       Self-insurance. The Company is self-insured for certain losses relating to group health, workers' compensation, automobile, general and product liability claims. The Company has stop loss coverage to limit the exposure arising from these claims. Self-insurance losses for claims filed and claims incurred, but not reported, are accrued based upon the Company's estimates of the aggregate liability for claims incurred using development factors based on historical experience.

       Expense Classifications. The Company records Cost of goods sold as the direct cost of products sold, any related in-bound freight costs, and receiving costs, inspection costs, internal transfer costs, and other costs associated with the operations of its distribution system. Advertising costs are expensed as incurred. Advertising expense included in Selling, general and administrative expense for the years ended January 31, 2006, 2007 and 2008, was:

                                                           Year Ended January 31,
                                                      ---------------------------------
                                                          2006       2007       2008
                                                      ---------- ---------- -----------
                                                               (in thousands)
Gross advertising expense                                $31,017    $33,680     $35,647
Less:
Vendor rebates                                           (5,793)    (7,188)     (6,591)
                                                      ---------- ---------- -----------
Net advertising expense in
    Selling, general and adminstrative expense           $25,224    $26,492     $29,056
                                                      ========== ========== ===========

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

       Reclassifications. Certain reclassifications have been made in the prior years' financial statements to conform to the current year's presentation. In order to present the Company's results on a basis that is more comparable with others in its industry, the Company has reclassified advertising expenditures of $25.5 million, $29.1 million and $30.8 million for the fiscal years ended January 31, 2006, 2007, and 2008, respectively, that were previously included in costs of goods sold to selling, general and administrative expense.

       Accumulated Other Comprehensive Income. The balance of accumulated other comprehensive income (net of tax) was comprised of $6.3 million of unrealized gains on interests in securitized assets at January 31, 2007.

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

       Because of its adoption of SFAS No. 159, effective February 1, 2007, the Company was required to adopt the provisions of SFAS No. 157, Fair Value Measurements. This statement established a framework for measuring fair value and defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." The Company estimates the fair value of its Interests in securitized assets using a discounted cash flow model with most of the inputs used being unobservable inputs. The primary unobservable inputs, which are derived principally from the Company's historical experience, with input from its investment bankers and financial advisors, include the estimated portfolio yield, credit loss rate, discount rate, payment rate and delinquency rate and reflect the Company's judgments about the assumptions market participants would use in determining fair value. In determining the cost of borrowings, the Company uses current actual borrowing rates, and adjusts them, as appropriate, using interest rate futures data from market sources to project interest rates over time. Changes in the assumptions over time, including varying credit portfolio performance, market interest rate changes, market participant risk premiums required, or a shift in the mix of funding sources, could result in significant volatility in the fair value of the Interest in securitized assets, and thus the earnings of the Company.

       For the fiscal year ended January 31, 2008, Finance charges and other included non-cash decreases in the fair value our interests in securitized assets of $4.7 million, reflecting primarily a higher risk premium added to the discount rate assumption resulting from the volatility in the financial markets, plus adjustments for other changes in the fair value assumptions, partially offset by lower interest rates, including the risk-free interest rate (see reconciliation of the balance of Interests in securitized assets below). The change to fair value accounting, including the servicing liability, resulted in a charge to pretax income of $4.8 million, a charge to net income of $3.1 million, and reduced basic and diluted earnings per share by $0.13, for the fiscal year ended January 31, 2008. During the period ended January 31, 2008, returns required by market participants on many investments increased significantly as a result of disruption in the asset-backed securities markets due to increased losses and delinquencies on sub-prime real estate mortgages. Though the Company does not anticipate any significant variation from the current earnings and cash flow performance of the securitized credit portfolio, it increased the risk premium included in the discount rate assumption used in the determination of the fair value of its interests in securitized assets to reflect the higher estimated risk premium it believes a market participant would require if purchasing the asset. Based on a review of the changes in market risk premiums during the last six months of fiscal year ended January 31, 2008, and discussions with its investment bankers and financial advisors, the Company estimated that a market participant would require an approximately 500 basis point increase in the required risk premium. As a result, the Company increased the weighted average discount rate assumption from 14.6% at January 31, 2007, to 16.5% at January 31, 2008, after reflecting a 280 basis point decrease in the risk-free interest rate included in the discount rate assumption. The Company also included an expected market participant-based assumption related to the estimated cost of a bond issuance contemplated by the QSPE and an increase in the credit loss rate on the credit portfolio we estimate a market participant would use in determining the fair value of our interest in securitized assets

       The increase in the discount rate will have the effect of deferring income to future periods, but not permanently reducing securitization income or the earnings of the Company. The deferred earnings will be recognized in future periods as interest income on the Interests in securitized assets as the actual cash flows on the receivables are realized. If a market participant were to require a return on investment that is 100 basis points higher than estimated in the Company's calculation, the fair value of its interests in securitized assets would be decreased by an additional $1.7 million. The Company will continue to monitor financial market conditions and, each quarter, as it reassesses the assumptions used may adjust its assumptions up or down, including the risk premiums a market participant will use. As the financial markets, especially with respect to asset-backed securities, have continued to experience a high-level of volatility, the Company will likely be required to record additional non-cash gains and losses in future periods, until such time as financial market conditions stabilize and liquidity available for asset-backed securities improves.

       Effective  February  1,  2007,  the  Company  was  required  to adopt the provisions SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140. This statement requires companies to measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period the changes occur, or amortize servicing assets or servicing liabilities in proportion to and over the estimated net servicing income or loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. The Company receives a servicing fee each month equal to 0.25% of the average outstanding sold portfolio balance, plus late fees and other customer fees collected. Servicing fees collected during the fiscal years ended January 31, 2006, 2007 and 2008, totaled $18.6 million, $21.0 million and $24.3 million, respectively, and are reflected in Finance charges and other. In connection with the adoption of SFAS No. 156 the Company elected to measure its servicing asset or liability at fair value, and report changes in the fair value in earnings in the period of change. As such, a $0.7 million cumulative-effect adjustment was recorded to Retained earnings at February 1, 2007, net of related tax effects, to recognize a $1.1 million servicing liability. The Company uses a discounted cash flow model to estimate its servicing liability using the portfolio performance and discount rate assumptions discussed above, and an estimate of the servicing fee a market participant would require to service the portfolio. In developing its estimate, based on the provisions of SFAS No. 157, the Company reviewed available information regarding the servicing fees received by other companies and estimated an expected risk premium a market participant would add to the current fee structure to receive adequate compensation.

       The following are reconciliations of the beginning and ending balances of the Interests in securitized assets and the beginning and ending balances of the servicing liability for the fiscal year ended January 31, 2008 (in thousands):

Reconciliation of Interests in Securitized
 Assets:
--------------------------------------------

 Balance of Interests in securitized assets at January 31, 2007                   $136,848

 Amounts recorded in Finance charges and other:
      Fair value increase associated with net increase in portfolio balances         1,130
      Fair value increase due to change in portfolio yield                             585
      Fair value increase due to lower projected interest rates                      2,969
      Fair value decrease due to expected funding mix                               (4,195)
      Fair value decrease due to higher portfolio loss rate                         (1,233)
      Fair value increase due to change in risk-free interest rate component
          of discount rate                                                           5,117
      Fair value decrease due to higher risk premium included in discount rate      (8,512)
      Other changes                                                                   (520)
                                                                               -----------
      Net change in fair value included in Finance charges and other                (4,659)

 Change in balance of subordinated security and equity interest due to
 transfers of receivables                                                           45,961

                                                                               -----------
 Balance of Interests in securitized assets at January 31, 2008                   $178,150
                                                                               ===========

Reconciliation of Servicing
 Liability:
-----------------------------------

 Balance of servicing liability at January 31, 2007                                 $1,052

 Amounts recorded in Finance charges and other:
      Increase associated with change in portfolio balances                            147
      Decrease due to higher discount rate                                             (13)
      Other changes                                                                     11
                                                                               -----------
      Net change included in Finance charges and other                                 145

 Balance of servicing liability at January 31, 2008                                 $1,197
                                                                               ===========

       Prior to February 1, 2007, gain or loss on the sales of the receivables depended in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests, based on their relative fair value at the date of transfer. Retained interests were carried at fair value on the Company's balance sheet as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Impairment and interest income are recognized in accordance with Emerging Issues Task Force (EITF) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Servicing fees are recognized monthly as they are earned.

3.     Interests in Securitized Receivables

       The Company has an agreement to sell customer receivables. As part of this agreement, the Company sells eligible retail installment contracts and revolving receivable accounts to a QSPE that pledges the transferred accounts to a trustee for the benefit of investors. The following table summarizes the availability of funding under the Company's securitization program at January 31, 2008 (in thousands):

                                                  Capacity     Utilized    Available
                                                 ----------   ----------   ----------
2002 Series A                                      $450,000     $278,000     $172,000
2002 Series B - Class A                              24,000       24,000            -
2002 Series B - Class B                              11,556       11,556            -
2002 Series B - Class C                               4,444        4,444            -
2006 Series A - Class A                              90,000       90,000            -
2006 Series A - Class B                              43,333       43,333            -
2006 Series A - Class C                              16,667       16,667            -
                                                 ----------   ----------   ----------
Total                                              $640,000     $468,000     $172,000
                                                 ==========   ==========   ==========

       The 2002 Series A program functions as a credit facility to fund the initial transfer of eligible receivables. When the facility approaches a predetermined amount, the QSPE (Issuer) is required to seek financing to pay down the outstanding balance in the 2002 Series A variable funding note. The amount paid down on the facility then becomes available to fund the transfer of new receivables or to meet required principal payments on other series as they become due. The new financing could be in the form of additional notes, bonds or other instruments as the market and transaction documents might allow. The 2002 Series A program, which was increased from $300 million to $450 million during the year ended January 31, 2008, is divided into two tranches: a $250 million 364-day tranche that matures in July 2008, and a $200 million tranche that matures in August 2011. The 364-day tranche was increased during the fiscal year ended January 31, 2008, by $150 million. The $150 million increase in the commitment will stay in place until the first to occur of: (i) the QSPE completes a medium-term bond issuance, or (ii) the note is not renewed by the note holders. The 2002 Series B program (which was non-amortizing for the first four years) matures officially on September 1, 2010, although it is expected that the principal payments, which began in October 2006, will retire the bonds prior to that date. The 2006 Series A program, which was consummated in August 2006, is non-amortizing for the first four years and officially matures in April 2017. However, it is expected that the principal payments, which begin in September 2010, will retire the bonds prior to that date.

       The agreement contains certain covenants requiring the maintenance of various financial ratios and receivables performance standards. The Issuer was in compliance with the requirements of the agreement as of January 31, 2008. As part of the securitization program, the Company and Issuer arranged for the issuance of a stand-by letter of credit in the amount of $20.0 million to provide assurance to the trustee on behalf of the bondholders that funds collected monthly by the Company, as servicer, will be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year, and the maximum potential amount of future payments is the face amount of the letter of credit. The letter of credit is callable, at the option of the trustee, if the Company, as servicer, fails to make the required monthly payments of the cash collected to the trustee.

       Through its retail sales activities, the Company generates customer retail installment contracts and revolving receivable accounts. The Company enters into securitization transactions to sell these accounts to the QSPE. In these securitizations, the Company retains servicing responsibilities and subordinated interests. The Company receives annual servicing fees and other benefits approximating 4.1% of the outstanding balance and rights to future cash flows arising after the investors in the securities issued by or on behalf of the QSPE have received from the trustee all contractually required principal and interest amounts. The Company records a servicing liability related to the servicing obligations (See Note 2). The investors and the securitization trustee have no recourse to the Company's other assets for failure of the individual customers of the Company and the QSPE to pay when due. The Company's retained interests are subordinate to the investors' interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

       The fair values of the Company's interest in securitized assets were as follows (in thousands):

                                                         January 31,
                                                ------------------------------
                                                     2007             2008
                                                -------------   --------------
Interest-only strip                                   $26,358          $31,866
Subordinated securities                               110,490          146,284
                                                -------------   --------------
Total fair value of interests in securitized
 assets                                              $136,848         $178,150
                                                =============   ==============

       The table below summarizes valuation assumptions used for each period presented:

                                           Year Ended January 31,
                                      --------------------------------
                                         2006      2007       2008
                                      --------- --------- ------------
Net interest spread
   Primary installment                    12.8%     12.6%        13.6%
   Primary revolving                      12.8%     12.6%        13.6%
   Secondary installment                  14.7%     14.2%        14.1%
Expected losses
   Primary installment                     3.0%      3.0%         3.3%
   Primary revolving                       3.0%      3.0%         3.3%
   Secondary installment                   3.0%      3.0%         3.3%
Projected expense
   Primary installment                     4.1%      4.1%         4.1%
   Primary revolving                       4.1%      4.1%         4.1%
   Secondary installment                   4.1%      4.1%         4.1%
Discount rates
   Primary installment                    13.0%     13.6%        15.6%
   Primary revolving                      13.0%     13.6%        15.6%
   Secondary installment                  17.0%     17.6%        19.6%
Delinquency and deferral rates
   Primary installment                     9.3%      9.3%         9.5%
   Primary revolving                       7.3%      5.5%         5.4%
   Secondary installment                  14.0%     14.0%        14.3%

       At January 31, 2008, key economic assumptions and the sensitivity of the current fair value of the interests in securitized assets to immediate 10% and 20% adverse changes in those assumptions are as follows (dollars in thousands):

                                                         Primary       Primary      Secondary
                                                        Portfolio     Portfolio     Portfolio
                                                       Installment    Revolving    Installment
                                                      ------------- -------------- ------------
Fair value of interest in securitized assets              $124,964       $13,295       $39,891

Expected weighted average life                           1.1 years     1.2 years     1.6 years

Net interest spread assumption                               13.6%         13.6%         14.1%
   Impact on fair value of 10% adverse change               $4,245          $452        $2,051
   Impact on fair value of 20% adverse change               $8,436          $898        $4,054
Expected losses assumptions                                   3.3%          3.3%          3.3%
   Impact on fair value of 10% adverse change               $1,025          $109          $479
   Impact on fair value of 20% adverse change               $2,043          $217          $954
Projected expense assumption                                  4.1%          4.1%          4.1%
   Impact on fair value of 10% adverse change               $1,260          $134          $587
   Impact on fair value of 20% adverse change               $2,521          $268        $1,175
Discount rate assumption                                     15.6%         15.6%         19.6%
   Impact on fair value of 10% adverse change               $1,788          $190          $893
   Impact on fair value of 20% adverse change               $3,516          $374        $1,750
Delinquency and deferral                                      9.5%          5.4%         14.3%
   Impact on fair value of 10% adverse change (1)             $122           $13           $71
   Impact on fair value of 20% adverse change (1)             $264           $28          $158
-------------------------------------------------------

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

       The following illustration presents quantitative information about the receivables portfolios managed by the Company (in thousands):

                                   Total Principal Amount  Principal Amount Over
                                      of Receivables        60 Days Past Due (1)
                                         January 31,            January 31,
                                   ----------------------- ----------------------
                                       2007        2008       2007       2008
                                   ----------- ----------- ---------- -----------
 Primary portfolio:
            Installment               $382,482    $463,257    $24,853     $29,997
            Revolving                   53,125      48,329      1,171       1,561
                                   ----------- ----------- ---------- -----------
 Subtotal                              435,607     511,586     26,024      31,558
 Secondary portfolio:
            Installment                133,944     143,281     11,638      18,220
                                   ----------- ----------- ---------- -----------
 Total receivables managed             569,551     654,867     37,662      49,778
 Less receivables sold                 559,619     645,862     35,677      47,778
                                   ----------- ----------- ---------- -----------
 Receivables not sold                    9,932       9,005     $1,985      $2,000
                                                           ========== ===========
 Non-customer receivables               21,805      27,095
                                   ----------- -----------
           Total accounts
            receivable, net            $31,737     $36,100
                                   =========== ===========

                                      Average Balances       Credit Charge-offs
                                         January 31,          January 31, (2)
                                  ----------------------- ----------------------
                                      2007        2008       2007       2008
                                  ----------- ----------- ---------- -----------
 Primary portfolio:
            Installment              $371,240    $414,558
            Revolving                  46,507      50,871
                                  ----------- -----------
 Subtotal                             417,747     465,429    $13,507     $12,429
 Secondary portfolio:
            Installment               116,749     141,202      3,896       4,989
                                  ----------- ----------- ---------- -----------
 Total receivables managed            534,496     606,631     17,403      17,418
 Less receivables sold                524,256     597,286     16,575      16,492
                                  ----------- ----------- ---------- -----------
 Receivables not sold                 $10,240      $9,345       $828        $926
                                  =========== =========== ========== ===========

       (1)  Amounts are based on end of period balances.
       (2) Amounts represent total credit charge-offs, net of recoveries, on total receivables. The higher level of net credit losses in the year ended January 31, 2007, relative to the average balance outstanding, is primarily a result of the impact on our credit operations of Hurricane Rita that hit the Gulf Coast during September 2005.

4.     Notes Payable and Long-Term Debt

       At January 31, 2008, the Company had $47.6 million of its $50 million revolving credit facility available for borrowings. The amounts utilized under the revolving credit facility reflected $2.4 million related to letters of credit issued. The letters of credit were issued under a $5.0 million sublimit provided under the facility for standby letters of credit. Additionally, there were no amounts outstanding under a short-term revolving bank agreement that provides up to $8.0 million of availability on an unsecured basis. This unsecured facility matures in June 2008 and has a floating rate of interest, equal to Prime minus 50 basis points, which totaled 5.50% at January 31, 2008.

      Long-term  debt  consists  of  the  following  (in  thousands,   except
repayment explanations):

                                                                          January 31,
                                                                      --------------------
                                                                         2007      2008
                                                                      --------- ----------
Revolving credit facility with interest at variable rates (4.15% at
 January 31, 2008)                                                           $-         $-
Promissory notes, due in monthly installments                               198        119
                                                                      --------- ----------
Total long-term debt                                                        198        119
Less amounts due within one year                                          (110)      (102)
                                                                      --------- ----------
Amounts classified as long-term                                             $88        $17
                                                                      ========= ==========

       The revolving facility is subject to the Company maintaining various financial and non-financial covenants. In addition, the provisions of the bank credit facility include a $50.0 million limit on the payment of dividends on the Company's common stock and purchase of treasury stock. As of January 31, 2007 and January 31, 2008, the Company was in compliance with all financial and non-financial covenants.

       The current agreement provides for a revolving facility capacity of $50 million, with a $5 million letter of credit sublimit and an $8.0 million sublimit for a swingline of credit. Interest rates are variable and are determined, at the option of the Company, at the Base Rate (the greater of Agent's prime rate or federal funds rate plus 0.50%) plus the Base Rate Margin (which ranges from 0.00% to 0.50%) or LIBOR Rate plus the LIBOR Margin (which ranges from 0.75% to 1.75%). Both the Base Rate Margin and the LIBOR Margin are determined quarterly based on a debt coverage ratio equal to the rolling four-quarter relationship of total debt (including lease obligations) to earnings before interest, taxes, depreciation, amortization and rent. The
Company is obligated to pay a non-use fee on a quarterly basis on the non-utilized portion of the revolving facility at rates ranging from .20% to ..375%. The revolving facility is secured by the assets of the Company not otherwise encumbered and a pledge of substantially all of the stock of the Company's present and future subsidiaries and matures in November 2010.

       Interest expense incurred on notes payable and long-term debt totaled $0.2, $0.4 and $0.5 million for the years ended January 31, 2006, 2007 and 2008, respectively. The Company capitalized borrowing costs of $0.3 million during each of the years ended January 31, 2007 and 2008. Aggregate maturities of long-term debt as of January 31 in the year indicated are as follows (in thousands):

2009                                   $       102
2010                                             5
2011                                             5
2012                                             5
2013                                             2
                                       -----------
Total                                  $       119
                                       ===========

5.     Letters of Credit

       The Company utilizes unsecured letters of credit to secure payments due to the QSPE related to its asset-backed securitization program, deductibles under the Company's insurance programs and international product purchases. At January 31, 2007 and January 31, 2008, the Company had outstanding unsecured letters of credit of $22.7 million and $23.5 million, respectively. These letters of credit were issued under the three following facilities:

o The Company has a $5.0 million sublimit provided under its revolving line of credit for stand-by and import letters of credit. At January 31, 2008, $2.4 million of letters of credit were outstanding and callable at the option of the Company's insurance carrier if the Company does not honor its requirement to fund deductible amounts as billed under its insurance program.

o The Company has arranged for a $20.0 million stand-by letter of credit to provide assurance to the trustee of the asset-backed securitization program that funds collected by the Company, as the servicer, would be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year and expires in August 2008.

o The Company obtained a $10.0 million commitment for trade letters of credit to secure product purchases under an international arrangement. At January 31, 2008, there were $1.1 million of letters of credit outstanding under this commitment. The letter of credit commitment has a term of one year and expires in May 2008.

       The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which total $35.0 million as of January 31, 2008.

6.     Income Taxes

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

       The deferred tax assets and liabilities are summarized as follows (in thousands):
                                                          January 31,
                                                      --------------------
                                                        2007      2008
                                                      -------- -----------
Deferred Tax Assets
Allowance for doubtful accounts and warranty and
  insurance cancellations                                 $431        $314
Deferred revenue                                         2,084       2,558
Stock-based compensation                                   606       1,033
Property and equipment                                   3,952         151
Inventories                                              1,177       1,327
Accrued vacation and other                               1,459       1,501
                                                      -------- -----------
Total deferred tax assets                                9,709       6,884
Deferred Tax Liabilities
Sales tax receivable                                   (1,002)     (1,026)
Interest in securitized assets                         (3,487)     (1,430)
Goodwill                                               (1,141)     (1,372)
Other                                                    (608)       (568)
                                                      -------- -----------
Total deferred tax liabilities                         (6,238)     (4,396)
                                                      -------- -----------
Net Deferred Tax Asset                                  $3,471      $2,488
                                                      ======== ===========

       Effective February 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. No cumulative adjustment was required to effect the adoption of FIN 48 and the Company currently has no liability accrued or potential penalties or interest recorded for uncertain tax positions. To the extent penalties and interest are incurred, the Company records these charges as a component of its Provision for income taxes. The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. Tax returns for the fiscal years subsequent to January 31, 2005, remain open for examination by the Company's major taxing jurisdictions.

       Income taxes were impacted during the years ended January 31, 2007 and 2008, by the replacement of the existing franchise tax in Texas with a taxed based on margin. Taxable margin is generally defined as total federal tax revenues minus the greater of (a) cost of goods sold or (b) compensation. The tax rate to be paid by retailer and wholesalers is 0.5% on taxable margin. During June 2007, the Company completed a reorganization to simplify its legal entity structure, by merging certain of its Texas limited partnerships into their corporate partners. The reorganization also resulted in the one-time elimination of the Texas margin tax owed by those partnerships, representing virtually all of the margin tax owed by the Company. Accordingly, the Company reversed approximately $0.9 million of accrued Texas margin tax as of June 2007, net of federal tax. The Company began accruing the margin tax for the entities that acquired the operations through the mergers in July 2007 and expects its effective tax rate to be between 36.5% and 37.5% in future quarters.
Additionally, the acceleration of certain allowance for doubtful accounts deductions resulted in a decrease in current tax expense and an increase in deferred tax expense of $1.9 million in fiscal year 2007.

       The   significant   components  of  income  taxes  were  as  follows  (in
thousands):

                                                     Year Ended January 31,
                                               ---------------------------------
                                                  2006       2007       2008
                                               ---------- ---------- -----------
Current:
   Federal                                        $23,023    $22,439     $22,264
   State                                               25        916         (8)
                                               ---------- ---------- -----------
Total current                                      23,048     23,355      22,256
Deferred:
   Federal                                          (701)    (1,013)       (728)
   State                                              (6)       (67)        (19)
                                               ---------- ---------- -----------
Total deferred                                      (707)    (1,080)       (747)
                                               ---------- ---------- -----------
Total tax provision                               $22,341    $22,275     $21,509
                                               ========== ========== ===========

       A reconciliation of the statutory tax rate and the effective tax rate for each of the periods presented in the statements of operations is as follows:

                                                                Year Ended January 31,
                                                           -----------------------------
                                                             2006       2007      2008
                                                           ---------  --------  --------

U.S. Federal statutory rate                                   35.0%     35.0%     35.0%
State and local income taxes, net of federal benefit           0.1       1.0       0.0
Non-deductible entertainment, tax-free interest income
  and other                                                    0.2       0.1       0.3
                                                           ---------  --------  --------
Effective tax rate attributable to continuing operations      35.3%     36.1%     35.3%
Other                                                         (0.1)     (0.5)     (0.2)
                                                           ---------  --------  --------
Effective tax rate                                            35.2%     35.6%     35.1%
                                                           =========  ========  ========

7.    Leases

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

       The following is a schedule of future minimum base rental payments required under the operating leases that have initial non-cancelable lease terms in excess of one year (in thousands):

                                 Third      Related
Year Ended January 31,           Party       Party       Total
---------------------------- ------------- ---------- -----------
2009                               $20,073       $207     $20,280
2010                                19,540        207      19,747
2011                                18,339        207      18,546
2012                                16,703          -      16,703
2013                                14,672          -      14,672
 Thereafter                         64,235          -      64,235
                             ------------- ---------- -----------
  Total                           $153,562       $621    $154,183
                             ============= ========== ===========

       Total lease expense was approximately $15.7 million, $17.3 million and $19.3 million for the years ended January 31, 2006, 2007 and 2008, respectively, including approximately $0.2 million, $0.2 million and $0.2 million paid to related parties, respectively.

       Certain of our leases are subject to scheduled minimum rent increases or escalation provisions, the cost of which is recognized on a straight-line basis over the minimum lease term. Tenant improvement allowances, when granted by the lessor, are deferred and amortized as contra-lease expense over the term of the lease.

8.     Share-Based Compensation

       The Company originally approved an Incentive Stock Option Plan to be granted to various officers and employees at prices equal to the market value on the date of the grant. The options vest over one to five year periods (depending on the grant) and expire ten years after the date of grant. As part of the completion of the IPO in November 2003, the Company amended the Incentive Stock Option Plan, adopted a Non-Employee Director Stock Option Plan, and adopted an Employee Stock Purchase Plan. At the Company's annual meeting on May 31, 2006, amendments to the stock option plans were approved, which increased the shares available under the Incentive Stock Option Plan to 3,859,767 and increased the shares available under the Non-Employee Director Stock Option Plan to 600,000. On July 2, 2007, the Company issued six non-employee directors 60,000 total options to acquire the Company's stock at $29.24 per share. At January 31, 2008, the Company had 260,000 options available for grant under the Non-Employee Director Stock Option Plan.

       The Employee Stock Purchase Plan is available to a majority of the employees of the Company and its subsidiaries, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the year ended January 31, 2006, 2007 and 2008, the Company issued 10,496, 11,720 and 13,316 shares of common stock, respectively, to employees participating in the plan, leaving 1,222,889 shares remaining reserved for future issuance under the plan as of January 31, 2008.

       A summary of the Company's Incentive Stock Option Plan activity during the year ended January 31, 2008 is presented below (shares in thousands):

                                                                   Weighted
                                                    Weighted        Average
                                                     Average       Remaining     Aggregate
                                                    Exercise      Contractual    Intrinsic
                                      Shares          Price      Life (in years)   Value
                                   ------------- --------------- --------------  ----------
Outstanding, beginning of year            1,755      $    18.36
Granted                                     298           19.97
Exercised                                  (211)          (9.43)
Forfeited                                  (142)         (23.99)
                                   -------------
Outstanding, end of year                  1,700      $    19.25             6.9    million
                                   =============
Exercisable, end of year                    891                             5.2    million
                                   =============


       During the years  ended  January  31,  2006,  2007 and 2008,  the Company recognized total compensation cost for share-based compensation of approximately
$1.2 million,  $1.7 million and $2.7 million,  respectively,  and recognized tax benefits related to that compensation cost of approximately  $0.2 million,  $0.3 million, and $0.5 million, respectively.

       The assumptions used in stock pricing model and valuation information for the years ended January 31, 2006, 2007 and 2008 are as follows:

                                                                                         Year Ended January 31,
                                                                            -------------------------------------------------
                                                                                  2006             2007            2008
                                                                                  ----             ----            ----
   Weighted average risk free interest rate.................................       3.9%            4.4%            3.6%
   Weighted average expected lives in years .............................          4.6             6.4             6.4
   Weighted average volatility.................................................   32.0%           50.0%           45.0%
   Expected dividends..........................................................     -               -               -
   Weighted average grant date fair value of options granted
        during the period.....................................................  $ 11.09          $12.39          $ 9.94
   Weighted average fair value of options vested during the
        Period (1)............................................................  $  4.82          $ 6.88          $ 8.17
   Intrinsic value of options exercised during the period................       $  4.8 million   $ 3.9 million   $ 3.1 million


       (1) Does not include pre-IPO options that were valued using the minimum value option-pricing method.

       As provided by Staff Accounting Bulletin No. 107, and amended by Staff Accounting Bulletin No. 110, which provides guidance relating to share-based compensation accounting, the Company has used a shortcut method to compute the weighted average expected life for the stock options granted in the years ended January 31, 2007 and 2008. The shortcut method is an average based on the vesting period and the contractual term. The Company uses the shortcut method due to the lack of adequate historical experience or other comparable information. The weighted average volatility for the years ended January 31, 2007 and 2008, was calculated using the average historical volatility of the Company's peer group. As of January 31, 2008, the total compensation cost related to non-vested awards not yet recognized totaled $8.6 million and is expected to be recognized over a weighted average period of 3.5 years.

9.     Significant Vendors

       As shown in the table below, a significant portion of the Company's merchandise purchases for years ended January 31, 2006, 2007 and 2008 were made from six vendors:

                                               Year Ended January 31,
                                          --------------------------------
Vendor                                       2006        2007       2008
---------------------------------------   ----------  ----------  ----------
A                                               12.2 %      12.1 %      13.1 %
B                                                7.8        12.7        13.0
C                                               17.0        12.9         9.1
D                                               11.4         7.1         7.5
E                                                1.7         2.1         6.2
F                                                6.8         5.3         5.9
                                          ----------  ----------  ----------
Totals                                          56.9 %      52.2 %      54.8 %
                                          ==========  ==========  ==========

       As part of a program to purchase product inventory from vendors overseas, the Company had $1.1 million in obligations under stand-by letters of credit at January 31, 2008.

10.    Related Party Transactions

       The Company leases one of its stores from its Chief Executive Officer and Chairman of the Board, under the terms of a lease it entered prior to becoming a publicly held company. It also leased six store locations from Specialized Realty Development Services, LP (SRDS), a real estate development company that was created prior to the Company's becoming publicly held and was owned by various members of management and individual investors of Stephens Group, Inc. The Stephens Group, Inc. is a significant shareholder of the Company. Based on independent appraisals that were performed on each project that was completed, the Company believes that the terms of the leases were at least comparable to those that could be obtained in an arms' length transaction. As part of the ongoing operation of SRDS, the Company received a management fee associated with the administrative functions that were provided to SRDS of $6,500 for the year ended January 31, 2006.

       The Company  engaged the  services of Direct  Marketing  Solutions,  Inc.
(DMS), for a substantial portion of its direct mail advertising. DMS, Inc. is partially owned (less than 50%) by SF Holding Corp., members of the Stephens family, Jon E. M. Jacoby, and Douglas H. Martin. SF Holding Corp. and the members of the Stephens family are significant shareholders of the Company, and Messrs. Jacoby and Martin are members of the Company's Board of Directors. The fees the Company paid to DMS during the fiscal years ended 2006, 2007 and 2008, amounted to approximately $2.1 million, $3.6 million and $2.5 million, respectively. Thomas J. Frank, the Chief Executive Officer and Chairman of the Board of Directors owned a small percentage (0.7%) at the end of fiscal year 2005, but divested his interest during the first half of fiscal year 2006.

       The Company engaged the services of Stephens Inc. to act as its broker under its stock repurchase program. Stephens Inc. is a shareholder of the Company, and Doug Martin, an Executive Vice President of Stephens Inc., is a member of the Company's Board of Directors. During the years ended January 31, 2007 and 2008, the Company incurred fees payable to Stephens Inc. of $5,040 and $46,644, respectively, related to the purchase of 168,000 and 1,555,205 shares, respectively, of its common stock. Based on a review of competitive bids received from various broker candidates, the Company believes the terms of this arrangement are no less favorable than it could have obtained in an arms' length transaction.

11.    Benefit Plans

       The Company has established a defined contribution 401(k) plan for eligible employees who are at least 21 years old and have completed at least one-year of service. Employees may contribute up to 20% of their eligible pretax compensation to the plan. The Company will match 100% of the first 3% of the employees' contributions and 50% of the next 2% of the employees' contributions. At its option, the Company may make supplemental contributions to the Plan, but has not made such contributions in the past three years. The matching contributions made by the company totaled $1.6, $1.8 and $2.1 million during the years ended January 31, 2006, 2007 and 2008, respectively.

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

       Insurance. Because of its inventory, vehicle fleet and general operations, the Company has purchased insurance covering a broad variety of potential risks. The Company purchases insurance polices covering general liability, workers compensation, real property, inventory and employment practices liability, among others. Additionally, the Company has umbrella policies with an aggregate limit of $50.0 million. The Company has retained a portion of the risk under these policies and its group health insurance program. See additional discussion under Note 1. The Company has a $2.4 million letter of credit outstanding supporting its obligations under the property and casualty portion of its insurance program.

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

13.    Subsequent Event

       On March 26, 2008, the Company executed an amendment to its bank credit facility, to increase the commitment from $50 million to $100 million, to provide additional liquidity, if needed, to support its growth plans. In addition to the expanded commitment, the interest margin added to the applicable base rate was increased by 25 basis points. The maturity date did not change.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None

ITEM 9A. CONTROLS AND PROCEDURES

       Evaluation of Disclosure Controls and Procedures

       Based on management's evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

       Management's Report on Internal Control over Financial Reporting

       Please refer to Management's Report on Internal Control over Financial Reporting under Item 8 of this report.

       Changes in Internal Controls Over Financial Reporting

       There have been no changes in our internal controls over financial reporting that occurred in the quarter ended January 31, 2008, which have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.


ITEM 9B. OTHER INFORMATION

       Adoption of Bonus Program and Other Compensation Changes

       On March 25, 2008, the Compensation Committee of our Board of Directors adopted a cash bonus program for our 2009 fiscal year. Our named executive officers, as well as certain other executive officers and certain employees, are eligible to participate in the 2009 bonus program. Below is a description of the 2009 bonus program, as adopted by our Compensation Committee.

       The purpose of the 2009 bonus program is to promote the interests of the Company and its stockholders by providing key employees with financial rewards upon achievement of specified business objectives, as well as help us attract and retain key employees by providing attractive compensation opportunities linked to performance results.

       The Compensation Committee established four bonus levels for its 2009 bonus program: Level 1, Level 2, Level 3 and Level 4. Each of the levels represent the attainment by us of certain operating pre-tax profit targets established by the Compensation Committee (each, a "Profit Goal"). If we do not achieve the Level 1 Profit Goal, each named executive officer, other executive officer or employee awarded a bonus pursuant to the 2009 bonus program will receive a prorata portion of the Level 1 Profit Goal, determined by the actual pre tax profit as a percentage of the Level 1 Profit Level.

       The bonuses that may become distributable based upon our achievement of the Level 1 through Level 4 Profit Goals will be distributed by our Chief Executive Officer with approval from the Compensation Committee.

       Our Chief Executive Officer will receive a bonus under the 2009 bonus program that varies based upon our achievement of the Level 1 through Level 4 Profit Goals. The Level 1 bonus amount for the Chief Executive Officer was established based upon the Compensation Committee's independent evaluation of his compensation relative to his effect on the Company's performance. The Level 2 bonus is 16.6% greater than the Level 1 bonus, the Level 3 bonus is 33.3% greater than the Level 1 bonus and the Level 4 bonus is 50.0% greater than the Level 1 bonus.

       Our named executive officers, excluding our Chief Executive Officer, certain other executive officers and certain employees will receive a bonus under the 2009 bonus program that varies based upon our achievement of the Level 1 through Level 4 Profit Goals. The Level 1 bonus amount for each Participant was established based upon the Compensation Committee's independent evaluation of his or her relative effect on the Company's performance. The Level 2 bonus is generally 30.8% greater than the Level 1 bonus, the Level 3 bonus is 64.1% greater than the Level 1 bonus, and the Level 4 bonus is 100% greater than the Level 1 bonus.

       In addition, we established a contingency bonus pool under the 2009 bonus program that varies based upon our achievement of the Level 1 through Level 4 Profit Goals and additional funds which may accrue for exceptional performance beyond the Level 4 Profit Goal. The contingency bonus pool will be distributed at the discretion of our Chairman and Chief Executive Officer with prior approval from the Compensation Committee.

       Payment of bonuses (if any) is normally made in February after the end of the performance period during which the bonuses were earned. Except for certain executive officers who have executive employment agreements, in order to be eligible for a bonus under the 2009 bonus program, eligible participants must be employed through the end of fiscal year ending January 31, 2009. Those executive officers who have executive employment agreements with us are entitled to, under certain situations, a prorata bonus if they resign or are terminated prior to the completion of the fiscal year ended January 31, 2009.

       Bonuses normally will be paid in cash in a single lump sum, subject to payroll taxes and tax withholdings.

       Effective April 1, 2008, the base salary of Michael J. Poppe, our chief financial officer, was increased from $200,000 to $240,000.


                                    PART III

       The information required by Items 10 through 14 is included in our definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

CROSS REFERENCE TO ITEMS 10-14 LOCATED IN THE PROXY STATEMENT

                                                                  Caption in the Conn's, Inc.
                            Item                                     2008 Proxy Statement
           ------------------------------------------    ------------------------------------------

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND             BOARD OF DIRECTORS, EXECUTIVE OFFICERS
           CORPORATE GOVERNANCE

ITEM 11.   EXECUTIVE COMPENSATION                        EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL      STOCK OWNERSHIP OF DIRECTORS, EXECUTIVE
           OWNERS AND MANAGEMENT                         OFFICERS AND PRINCIPAL STOCKHOLDERS

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED             CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS AND DIRECTOR INDEPENDENCE        TRANSACTIONS

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES        INDEPENDENT PUBLIC ACCOUNTANTS

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    The following documents are filed as a part of this report:

       (1) The financial statements listed in response to Item 8 of this report are as follows:

              Consolidated Balance Sheets as of January 31, 2007 and 2008

              Consolidated Statements of Operations for the Years Ended January 31, 2006, 2007 and 2008

              Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 2006, 2007 and 2008

              Consolidated Statements of Cash Flows for the Years Ended January 31, 2006, 2007 and 2008

       (2)    Financial  Statement Schedule:  Report of Independent  Auditors on
              Financial Statement Schedule for the three years in the period ended January 31, 2008; Schedule II -- Valuation and Qualifying Accounts. The financial statement schedule should be read in conjunction with the consolidated financial statements in our 2008 Annual Report to Stockholders. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

                                           CONN'S, INC.
                                           (Registrant)

                                           /s/ Thomas J. Frank, Sr.,
                                           -------------------------------
Date: March 27, 2008                       Thomas J. Frank, Sr.
                                           Chairman of the Board and Chief
                                           Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                      Title                     Date
             ---------                      -----                     ----

       /s/ Thomas J. Frank, Sr.        Chairman of the Board and
-------------------------------------  Chief Executive Officer
       Thomas J. Frank, Sr.            (Principal Executive
                                       Officer)                   March 27, 2008


       /s/ Michael J. Poppe            Chief Financial Officer
-------------------------------------  (Principal Financial and
       Michael J. Poppe                Accounting Officer)        March 27, 2008


       /s/ Marvin D. Brailsford        Director                   March 27, 2008
-------------------------------------
       Marvin D. Brailsford


       /s/ Jon E. M. Jacoby            Director                   March 27, 2008
-------------------------------------
       Jon E. M. Jacoby


       /s/ Bob L. Martin               Director                   March 27, 2008
------------------------------------
       Bob L. Martin


       /s/ Douglas H. Martin           Director                   March 27, 2008
------------------------------------
       Douglas H. Martin


       /s/ Dr. William C. Nylin, Jr.   Executive Vice Chairman    March 27, 2008
------------------------------------
       Dr. William C. Nylin, Jr.


       /s/ Scott L. Thompson           Director                   March 27, 2008
------------------------------------
       Scott L. Thompson


       /s/ William T. Trawick          Director                   March 27, 2008
------------------------------------
       William T. Trawick


       /s/ Theodore M. Wright          Director                   March 27, 2008
------------------------------------
       Theodore M. Wright

                                  EXHIBIT INDEX

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

  3.2.2 Amendment to the Bylaws of Conn's, Inc. effective as of December 18, 2007 (incorporated by reference to Exhibit 3.1 to Conn's, Inc. Current Report on Form 8-K as filed with the Securities and
              Exchange   Commission  on  December  18,  2007.

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

 10.9.3 Second Amendment to Credit Agreement dated March 26, 2008 by and among Conn Appliances, Inc. and CAI Credit Insurance Agency, Inc., the financial institutions listed on the signature pages thereto, and JPMorgan Chase Bank, as Administrative Agent (filed herewith).

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

 10.12.1 Amended and Restated Note Purchase Agreement dated September 10, 2007 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.3 to Conn's, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on September 11, 2007).

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

 10.23.1 Fourth Amended and Restated Security Agreement, dated August 31, 2006, by and among Conn Appliances, Inc. and CAI, L.P. and Bank of America, N.A (incorporated herein by reference to Exhibit 10.24.1 to Conn's, Inc. Form 10-Q for the quarterly period ended October 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on November 30, 2006).

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

                                     Schedule II-Valuation and Qualifying Accounts
                                                      Conn's, Inc.
------------------------------------------------------------------------------------------------------------------------
                          Col A                               Col B             Col C              Col D       Col E
------------------------------------------------------------------------------------------------------------------------
                                                                              Additions
------------------------------------------------------------------------------------------------------------------------
                                                                                      Charged
                                                           Balance at   Charged to   to Other                 Balance
                                                          Beginning of   Costs and   Accounts-  Deductions-  at End of
                       Description                           Period      Expenses    Describe   Describe(1)    Period
------------------------------------------------------------------------------------------------------------------------

Year ended January 31, 2006
Reserves and allowances from asset accounts:
Allowance for doubtful accounts                                   2,211        1,133     -           (2,430)         914

Year ended January 31, 2007
Reserves and allowances from asset accounts:
Allowance for doubtful accounts                                     914        1,476     -           (1,569)         821

Year ended January 31, 2008
Reserves and allowances from asset accounts:
Allowance for doubtful accounts                                     821        1,908     -           (1,769)         960


1 Uncollectible accounts written off, net of recoveries