Form 10-Q
period 2008-04-30
CONNS INC
filed 2008-06-04
CIK 1223389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                     Commission File Number 000-50421
ended April 30, 2008

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer [   ]               Accelerated filer         [ x ]
Non-accelerated filer   [   ]               Smaller reporting Company [   ]
                 (Do not check if a Smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes [   ]  No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 2, 2008:


                   Class                                    Outstanding
------------------------------------------------    ----------------------------
    Common stock, $.01 par value per share                   22,405,836

                                TABLE OF CONTENTS
                                -----------------


PART I.       FINANCIAL INFORMATION                                                                   Page No.
              ---------------------                                                                   --------

Item 1.       Financial Statements...........................................................................1
-------

              Consolidated Balance Sheets as of January 31, 2008 and April 30, 2008..........................1

              Consolidated Statements of Operations for the three months ended
                  April 30, 2007 and 2008....................................................................2

              Consolidated Statement of Stockholders' Equity for the three months ended
                  April 30, 2008.............................................................................3

              Consolidated Statements of Cash Flows for the three months ended
                  April 30, 2007 and 2008....................................................................4

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk....................................26
-------

Item 4.       Controls and Procedures.......................................................................26
-------

PART II.      OTHER INFORMATION
              -----------------

Item 1.       Legal Proceedings.............................................................................26
-------

Item 1A.      Risk Factors..................................................................................26
--------

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds...................................26
-------

Item 4.       Submission of Matters to a Vote of Security Holders...........................................26
-------

Item 5.       Other Information.............................................................................27
-------

Item 6.       Exhibits......................................................................................27
-------


SIGNATURE     ..............................................................................................28

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                                  Conn's, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                       Assets                                          January 31,         April 30,
                                                                                          2008               2008
                                                                                     -----------------  -----------------
Current assets                                                                                            (unaudited)
 Cash and cash equivalents .........................................................  $        11,015    $        45,454
 Accounts receivable, net ..........................................................           36,100             34,329
 Interests in securitized assets ...................................................          178,150            168,900
 Inventories .......................................................................           81,495             89,813
 Deferred income taxes .............................................................            2,619              4,677
 Prepaid expenses and other assets .................................................            4,449              3,973
                                                                                     -----------------  -----------------
      Total current assets .........................................................          313,828            347,146
Non-current deferred income tax asset ..............................................                -              1,388
Property and equipment
 Land ..............................................................................            8,011              8,011
 Buildings .........................................................................           13,626             15,433
 Equipment and fixtures ............................................................           17,950             18,614
 Transportation equipment ..........................................................            2,741              2,720
 Leasehold improvements ............................................................           74,120             76,966
                                                                                     -----------------  -----------------
      Subtotal .....................................................................          116,448            121,744
 Less accumulated depreciation .....................................................          (57,195)           (60,291)
                                                                                     -----------------  -----------------
      Total property and equipment, net ............................................           59,253             61,453
Goodwill, net ......................................................................            9,617              9,617
Debt issuance costs and other assets, net ..........................................              154                225
                                                                                     -----------------  -----------------
      Total assets .................................................................  $       382,852    $       419,829
                                                                                     =================  =================
                        Liabilities and Stockholders' Equity
Current liabilities
 Current portion of long-term debt .................................................  $           102    $            74
 Accounts payable ..................................................................           28,179             43,801
 Accrued compensation and related expenses .........................................            9,748              7,529
 Accrued expenses ..................................................................           21,487             24,592
 Income taxes payable ..............................................................              600              8,496
 Deferred revenues and allowances ..................................................           16,949             18,070
                                                                                     -----------------  -----------------
   Total current liabilities .......................................................           77,065            102,562
Long-term debt .....................................................................               17                 16
Non-current deferred income tax liability ..........................................              131                  -
Deferred gains on sales of property ................................................            1,221              1,129
Stockholders' equity
 Preferred stock ($0.01 par value, 1,000,000 shares authorized;
   none issued or outstanding) .....................................................                -                  -
 Common stock ($0.01 par value, 40,000,000 shares authorized;
     24,098,171 and 24,125,041 shares issued at
     January 31, 2008 and April 30, 2008, respectively).............................              241                241
 Additional paid-in capital ........................................................           99,514            100,622
 Retained earnings .................................................................          241,734            252,330
 Treasury stock, at cost, 1,723,205 and 1,723,205 shares, respectively..............          (37,071)           (37,071)
                                                                                     -----------------  -----------------
   Total stockholders' equity ......................................................          304,418            316,122
                                                                                     -----------------  -----------------
      Total liabilities and stockholders' equity ...................................  $       382,852    $       419,829
                                                                                     =================  =================


See notes to consolidated financial statements.


                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)
                   (in thousands, except earnings per share)

                                                                                       Three Months Ended
                                                                                            April 30,
                                                                                 ------------------------------
                                                                                      2007            2008
                                                                                 -------------- ---------------

Revenues
 Product sales ................................................................   $    166,639   $     179,911
 Service maintenance agreement commissions, net ...............................          9,281           9,970
 Service revenues .............................................................          5,445           5,192
                                                                                 -------------- ---------------
    Total net sales ...........................................................        181,365         195,073
                                                                                 -------------- ---------------
 Finance charges and other.....................................................         23,880          26,552
 Net increase (decrease) in fair value ........................................             65          (3,067)
                                                                                 -------------- ---------------
    Total finance charges and other ...........................................         23,945          23,485
                                                                                 -------------- ---------------
   Total revenues .............................................................        205,310         218,558

Cost and expenses
 Cost of goods sold, including warehousing
  and occupancy costs .........................................................        124,393         139,058
 Cost of parts sold, including warehousing
  and occupancy costs .........................................................          1,866           2,330
 Selling, general and administrative expense ..................................         59,214          60,368
 Provision for bad debts ......................................................            560             259
                                                                                 -------------- ---------------
   Total cost and expenses ....................................................        186,033         202,015
                                                                                 -------------- ---------------
Operating income ..............................................................         19,277          16,543
Interest income, net ..........................................................           (240)            (15)
Other income, net .............................................................           (831)            (22)
                                                                                 -------------- ---------------
Income before income taxes.....................................................         20,348          16,580
Provision for income taxes ....................................................          7,402           5,984
                                                                                 -------------- ---------------
Net income ....................................................................   $     12,946   $      10,596
                                                                                 ============== ===============

Earnings per share
 Basic ........................................................................   $       0.55   $        0.47
 Diluted ......................................................................   $       0.54   $        0.47
Average common shares outstanding
 Basic ........................................................................         23,567          22,382
 Diluted ......................................................................         24,121          22,560

See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Three Months Ended April 30, 2008
                                   (unaudited)
                    (in thousands, except descriptive shares)




                                                                         Common Stock   Additional
                                                                         -------------    Paid-in  Retained  Treasury
                                                                         Shares Amount    Capital  Earnings   Stock    Total
                                                                         ------ ------  ---------- -------- --------- --------

Balance January 31, 2008................................................ 24,098 $ 241   $  99,514  $241,734 $(37,071) $304,418


Exercise of options to acquire
 shares of common stock,
 incl. tax benefit......................................................     23               211                         211

Issuance of shares of common
 stock under Employee
 Stock Purchase Plan....................................................      4                60                          60

Stock-based compensation................................................                      837                         837


Net income..............................................................                             10,596             10,596
                                                                         ------ ------  ---------- -------- --------- --------
Balance April 30, 2008.................................................. 24,125 $ 241   $ 100,622  $252,330 $(37,071) $316,122
                                                                         ====== ======  ========== ======== ========= ========

See notes to consolidated financial statements.


                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited) (in thousands)
                                                                Three Months Ended
                                                                     April 30,
                                                             -------------------------
                                                                 2007         2008
                                                             ------------ ------------

Cash flows from operating activities
 Net income................................................. $    12,946  $    10,596
 Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation..............................................       3,217        3,164
  Amortization..............................................        (161)        (228)
  Provision for bad debts...................................         560          259
  Stock-based compensation..................................         518          837
  Discounts on promotional credit...........................       1,950        1,674
  Gains recognized on sales of receivables..................      (7,152)      (6,830)
  Decrease in fair value of interests in securitized assets          115        3,212
  Provision for deferred income taxes.......................         869       (2,701)
  Gains from sales of property and equipment................        (831)         (23)
 Changes in operating assets and liabilities:
  Accounts receivable.......................................      (7,319)      12,619
  Inventory.................................................       5,843       (8,318)
  Prepaid expenses and other assets.........................      (2,121)         476
  Accounts payable..........................................     (18,462)      15,622
  Accrued expenses..........................................      (1,417)         886
  Income taxes payable......................................       4,226        7,020
  Deferred revenue and allowances...........................       1,607        1,273
                                                             ------------ ------------
Net cash provided by (used in) operating activities.........      (5,612)      39,538
                                                             ------------ ------------
Cash flows from investing activities
 Purchases of property and equipment........................      (2,748)      (5,373)
 Proceeds from sales of property............................       8,727           32
                                                             ------------ ------------
Net cash provided by (used in) investing activities.........       5,979       (5,341)
                                                             ------------ ------------
Cash flows from financing activities
 Proceeds from stock issued under employee benefit plans....         530          271
 Purchases of treasury stock................................      (4,554)           -
 Excess tax benefits from stock-based compensation..........           2            -
 Borrowings under lines of credit...........................           -          600
 Payments on lines of credit................................           -         (600)
 Payment of promissory notes................................         (35)         (29)
                                                             ------------ ------------
Net cash provided by (used in) financing activities.........      (4,057)         242
                                                             ------------ ------------
Net change in cash..........................................      (3,690)      34,439
Cash and cash equivalents
 Beginning of the year......................................      56,570       11,015
                                                             ------------ ------------
 End of period.............................................. $    52,880  $    45,454
                                                             ============ ============


See notes to consolidated financial statements.

                                  Conn's, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 April 30, 2008

1. Summary of Significant Accounting Policies

     Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three month period ended April 30, 2008, are not necessarily indicative of the results that may be expected for the year ending January 31, 2009. The financial statements should be read in conjunction with the Company's (as defined below) audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed on March 27, 2008.

     The Company's balance sheet at January 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial presentation. Please see the Company's Form 10-K for the fiscal year ended January 31, 2008, for a complete presentation of the audited financial statements at that date, together with all required footnotes, and for a complete presentation and explanation of the components and presentations of the financial statements.

     Principles of Consolidation. The consolidated financial statements include the accounts of Conn's, Inc. and all of its wholly-owned subsidiaries (the
Company). All material intercompany transactions and balances have been eliminated in consolidation.

     The Company enters into securitization transactions to sell its retail installment and revolving customer receivables and retains servicing responsibilities and subordinated interests. These securitization transactions are accounted for as sales in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, because the Company has relinquished control of the receivables. Additionally, the Company has transferred the receivables to a qualifying special purpose entity (QSPE). Accordingly, neither the transferred receivables nor the accounts of the QSPE are included in the consolidated financial statements of the Company. The Company's retained interest in the transferred receivables is valued under the requirements of SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, and SFAS No. 157, Fair Value Measurements. On February 1, 2007, the Company elected the fair value option because it believes that the fair value option provides a more easily understood presentation for financial statement users. Prior to this election, the Company had valued and reported its Interests in securitized assets at fair value, though most changes in the fair value were recorded in Other comprehensive income. The fair value option simplifies the treatment of changes in the fair value of the asset, by reflecting all changes in the fair value of its Interests in securitized assets in current earnings, in Finance charges and other.

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


                                                                        Three Months Ended
                                                                           April 30,
                                                                   --------------------------
                                                                       2007          2008
                                                                   ------------- ------------

Common stock outstanding, net of treasury stock, beginning of
 period...........................................................   23,641,522   22,374,966
Weighted average common stock issued in stock option exercises....        8,261        5,989
Weighted average common stock issued to employee stock purchase
 plan.............................................................        1,144        1,522
Less: Weighted average treasury shares purchased..................      (84,401)           -
                                                                   ------------- ------------
Shares used in computing basic earnings per share.................   23,566,526   22,382,477
Dilutive effect of stock options, net of assumed repurchase of
 treasury stock...................................................      554,153      177,640
                                                                   ------------- ------------
Shares used in computing diluted earnings per share...............   24,120,679   22,560,117
                                                                   ============= ============

     Reclassifications. Certain reclassifications have been made in the prior year's financial statements to conform to the current year's presentation. In order to present the Company's results on a basis that is more comparable with others in its industry, the Company reclassified advertising expense of $7.6 million for the three months ended April 30, 2007, that was previously included in costs of goods sold, to selling, general and administrative expense.

2. Interests in Securitized Assets

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

     For the three months ended April 30, 2008, Finance charges and other included a non-cash decrease in the fair value our Interests in securitized assets of $3.1 million, reflecting primarily a higher risk premium added to the discount rate assumption resulting from the volatility in the financial markets, plus adjustments for other changes in the fair value assumptions, partially offset by lower interest rates, including the risk-free interest rate (see reconciliation of the balance of Interests in securitized assets below). The change in fair value resulted in a charge to pretax income of $3.1 million, a charge to net income of $2.0 million, and reduced basic and diluted earnings per share by $0.09, for the three months ended April 30, 2008. During the period ended April 30, 2008, returns required by market participants on many investments increased significantly as a result of continued volatility in the financial markets. Though the Company does not anticipate any significant variation from the current earnings and cash flow performance of the securitized credit portfolio, it increased the risk premium included in the discount rate assumption used in the determination of the fair value of its interests in securitized assets to reflect the higher estimated risk premium it believes a market participant would require if purchasing the asset. Based on a review of the changes in market risk premiums during the three months ended April 30, 2008, and discussions with its investment bankers and financial advisors, the Company estimated that a market participant would require an approximately 300 basis point increase in the required risk premium. As a result, the Company increased the weighted average discount rate assumption from 16.5% at January 31, 2008, to 19.3% at April 30, 2008, after reflecting a 26 basis point decrease in the risk-free interest rate included in the discount rate assumption.

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

     The following is a reconciliation of the beginning and ending balances of the Interests in securitized assets and the beginning and ending balances of the servicing liability for the three months ended April 30, 2007 and 2008 (in thousands):

                                                                             Three Months Ended
                                                                                 April 30,
                                                                          ------------------------
                                                                             2007         2008
                                                                          ----------- ------------
Reconciliation of Interests in Securitized Assets:
--------------------------------------------------

 Balance of Interests in securitized assets at beginning of period....... $  136,848  $   178,150

 Amounts recorded in Finance charges and other:
   Gains associated with increase in portfolio balances..................        226          152
                                                                          ----------- ------------
   Changes in fair value due to assumption changes:
    Fair value increase (decrease) due to changing portfolio yield.......        269         (697)
    Fair value increase due to lower projected interest rates............         44          913
    Fair value increase (decrease) due to changes in funding mix.........       (633)       1,055
    Fair value increase due to change in risk-free interest rate component
       of discount rate..................................................        335          448
    Fair value decrease due to higher risk premium included in discount
       rate..............................................................          -       (5,128)
    Other changes........................................................       (140)         197
                                                                          ----------- ------------
   Net change in fair value due to assumption changes....................       (125)      (3,212)
                                                                          ----------- ------------

   Net Gains (Losses) included in Finance charges and other (a)..........        101       (3,060)

 Change in balance of subordinated security and equity interest due to
   transfers of receivables..............................................     13,603       (6,190)

                                                                          ----------- ------------
 Balance of Interests in securitized assets at end of period............. $  150,552  $   168,900
                                                                          =========== ============

Reconciliation of Servicing Liability:
--------------------------------------

 Balance of servicing liability at beginning of period................... $    1,052  $     1,197

 Amounts recorded in Finance charges and other:
   Increase associated with change in portfolio balances.................         37           34
   Increase (decrease) due to change in discount rate....................          1          (19)
   Other changes.........................................................         (2)          (8)
                                                                          ----------- ------------
   Net change included in Finance charges and other (b)..................         36            7

 Balance of servicing liability at end of period......................... $    1,088  $     1,204
                                                                          =========== ============

Net increase (decrease) in fair value included
  in Finance charges and other (a) - (b)................................. $       65  $    (3,067)
                                                                          =========== ============

3. Supplemental Disclosure of Revenue

     The following is a summary of the classification of the amounts included as Finance charges and other for the three months ended April 30, 2007 and 2008 (in thousands):

                                                  Three Months ended
                                                      April 30,
                                                 --------------------
                                                   2007       2008
                                                 --------- ----------

Securitization income:
 Servicing fees received........................ $  5,819  $   6,454
 Gains on sale of receivables, net..............    7,162      6,830
 Change in fair value of securitized assets.....     (125)    (3,212)
 Interest earned on retained interests..........    5,104      7,267
                                                 --------- ----------
   Total securitization income..................   17,960     17,339
Insurance commissions...........................    5,261      5,205
Other...........................................      724        941
                                                 --------- ----------
   Finance charges and other.................... $ 23,945  $  23,485
                                                 ========= ==========


4. Supplemental Disclosure Regarding Managed Receivables

     The following tables present quantitative information about the receivables portfolios managed by the Company (in thousands):


                                       Total Principal Amount of  Principal Amount 60 Days
                                              Receivables          or More Past Due (1)
                                       -------------------------  -------------------------
                                       January 31,   April 30,    January 31,   April 30,
                                           2008         2008         2008         2008
                                       ------------ ------------  ----------- -------------
 Primary portfolio:
       Installment.................... $   463,257  $   472,005   $   29,997  $     26,441
       Revolving......................      48,329       44,695        1,561         1,348
                                       ------------ ------------  ----------- -------------
 Subtotal.............................     511,586      516,700       31,558        27,789
 Secondary portfolio:
       Installment....................     143,281      153,258       18,220        15,146
                                       ------------ ------------  ----------- -------------
 Total receivables managed............     654,867      669,958       49,778        42,935
 Less receivables sold................     645,862      661,160       47,778        41,267
                                       ------------ ------------  ----------- -------------
 Receivables not sold.................       9,005        8,798   $    2,000  $      1,668
                                                                  =========== =============
 Non-customer receivables.............      27,095       25,531
                                       ------------ ------------
       Total accounts receivable, net  $    36,100  $    34,329
                                       ============ ============

(1) Amounts are based on end of period balances. The principal amount 60 days or more past due relative to total receivables managed is not necessarily indicative of relative balances expected at other times during the year due to seasonal fluctuations in delinquency.

                                        Average Balances      Net Credit Charge-offs (1)
                                    ------------------------  --------------------------
                                       Three Months Ended         Three Months Ended
                                           April 30,                  April 30,
                                    ------------------------  --------------------------
                                       2007         2008          2007          2008
                                    ----------- ------------  ------------- ------------
 Primary portfolio:
      Installment.................. $  383,652  $   466,483
      Revolving....................     52,986       47,151
                                    ----------- ------------
 Subtotal..........................    436,638      513,634   $      2,924  $     3,588
 Secondary portfolio:
      Installment..................    139,310      148,237            960        1,748
                                    ----------- ------------  ------------- ------------
 Total receivables managed.........    575,948      661,871          3,884        5,336
 Less receivables sold.............    566,222      652,959          3,687        5,181
                                    ----------- ------------  ------------- ------------
 Receivables not sold.............. $    9,726  $     8,912   $        197  $       155
                                    =========== ============  ============= ============

(1) Amounts represent total credit charge-offs, net of recoveries, on total receivables.

5. Debt and Letters of Credit

     On March 26, 2008, the Company executed an amendment to its bank credit facility, to increase the commitment from $50 million to $100 million, to provide additional liquidity, if needed, to support its growth plans. In addition to the expanded commitment, the interest margin added to the applicable base rate was increased by 25 basis points. At April 30, 2008, the Company had $97.6 million of its $100 million revolving credit facility available for borrowings. The amounts utilized under the revolving credit facility reflected $2.4 million related to letters of credit issued under the facility. This credit facility matures in October 2010.

     There were no amounts outstanding under a short-term revolving bank agreement that provides up to $8.0 million of availability on an unsecured basis. This unsecured facility matures in June 2008 and is expected to be renewed.

     The Company utilizes unsecured letters of credit to secure a portion of the QSPE's asset-backed securitization program, deductibles under the Company's property and casualty insurance programs and international product purchases. At April 30, 2008, the Company had outstanding unsecured letters of credit of $24.2 million. These letters of credit were issued under the three following separate facilities:

     o The Company has a $5.0 million sub limit provided under its revolving line of credit for stand-by and import letters of credit. At April 30, 2008, $2.4 million of letters of credit were outstanding and callable at the option of the Company's property and casualty insurance carriers if the Company does not honor its requirement to fund deductible amounts as billed under its insurance programs.

     o The Company has arranged for a $20.0 million stand-by letter of credit to provide assurance to the trustee of the asset-backed securitization program that funds collected by the Company, as the servicer, would be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year and expires in August 2008.

     o The Company obtained a $10.0 million commitment for trade letters of credit to secure product purchases under an international arrangement. At April 30, 2008, there was $1.8 million outstanding under this commitment. The letter of credit commitment expires in November 2008. No letter of credit issued under this commitment can have an expiration date more than 180 days after the commitment expiration date.

     The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $35.0 million as of April 30, 2008.

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

     Service Maintenance Agreement Obligations. The Company sells service maintenance agreements that extend the period of covered warranty service on the products the Company sells. For certain of the service maintenance agreements sold, the Company is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The typical term for these agreements is between 12 and 36 months. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sale and recorded in revenues in the statement of operations over the life of the agreements. The amounts of service maintenance agreement revenue deferred at January 31, 2008 and April 30, 2008 were $6.6 million and $7.0 million, respectively, and are included in Deferred revenue and allowances in the accompanying balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This report contains forward-looking statements. We sometimes use words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about us that may cause actual results to differ from these forward-looking statements include, but are not limited to:

     o the success of our growth strategy and plans regarding opening new stores and entering adjacent and new markets, including our plans to continue expanding in existing markets;

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

     o the ability of the QSPE to obtain additional funding for the purpose of purchasing our receivables, including limitations on the ability of the QSPE to obtain financing through its commercial paper-based funding sources and the ability of the QSPE to maintain its credit rating issued by a recognized statistical rating organization;

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

     o technological and market developments, growth trends and projected sales in the home appliance and consumer electronics industry, including, with respect to digital products, DVD players, HDTV, GPS devices, home networking devices and other new products, and our ability to capitalize on such growth;

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

     Additional important factors that could cause our actual results to differ materially from our expectations are discussed under "Risk Factors" in our Form 10-K filed with the Securities Exchange Commission on March 27, 2008. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report might not happen.

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

     We are a specialty retailer that sells home appliances, including refrigerators, freezers, washers, dryers, dishwashers and ranges, a variety of consumer electronics, including LCD, plasma and DLP televisions, camcorders, digital cameras, DVD players, video game equipment, MP3 players and home theater products, lawn and garden products, mattresses and furniture. We also sell home office equipment, including computers and computer accessories and continue to introduce additional product categories for the home and consumer entertainment, such as GPS devices, to help increase same store sales and to respond to our customers' product needs. We require our sales associates to be knowledgeable of all of our products, but to specialize in certain specific product categories.

     We currently operate 71 retail locations in Texas, Louisiana and Oklahoma, and have additional stores under development.

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

Executive Overview

     This narrative is intended to provide an executive level overview of our operations for the three months ended April 30, 2008. A detailed explanation of the changes in our operations for these periods as compared to the prior year is included under Results of Operations. As explained in that section, our pretax income for the quarter ended April 30, 2008, decreased approximately $3.8 million, or 18.5%, primarily as a result of a $3.1 million non-cash decrease in the fair value of our interests in securitized assets. Some of the more specific items impacting our operating and pretax income were:

     o Total revenues increased 6.5% on a net sales increase of 7.6%, with a same store sales increase of 1.0% for the quarter. Total revenues were negatively impacted by the $3.1 million non-cash fair value adjustment.

     o The addition of stores in our existing Houston, Dallas/Fort Worth, San Antonio and South Texas markets and a new store in Oklahoma had a positive impact on our revenues. We achieved approximately $12.0 million of increases in product sales and service maintenance agreement commissions for the three months ended April 30, 2008, from the seven new stores that were opened in these markets after February 1, 2007. Our plans provide for the opening of additional stores in and around existing markets during fiscal 2009 as we focus on leveraging our existing infrastructure.

     o Deferred interest and "same as cash" plans continue to be an important part of our sales promotion plans and are utilized to provide a wide variety of financing to enable us to appeal to a broader customer base. For the three months ended April 30, 2008, $45.6 million, or 25.4%, of our product sales were financed by deferred interest and "same as cash" plans. For the comparable periods in the prior year, product sales financed by deferred interest and "same as cash" sales were $44.1 million, or 26.5%. Our promotional credit programs (same as cash and deferred interest programs), which require monthly payments, are reserved for our highest credit quality customers, thereby reducing the overall risk in the portfolio, and are used primarily to finance sales of our highest margin products. We expect to continue to offer extended term promotional credit in the future.

     o Our gross margin decreased from 38.5% to 35.3% for the three months ended April 30, 2008, when compared to the same period in the prior year. The decline resulted primarily from a reduction of product gross margins from 25.4% to 22.7% for the three months ended April 30, 2008, when compared to the same period in the prior year, and a $3.1 million, non-cash decrease in the fair value of our interests in securitized assets. The product gross margins were negatively impacted by a highly price competitive retail market, especially in consumer electronics. The fair value decrease negatively impacted gross margin by 90 basis points for the three months ended April 30, 2008.

     o Finance charges and other decreased 1.9% for the quarter ended April 30, 2008, due primarily to a decrease in securitization income of $0.6 million. Securitization income declined due to the $3.1 million non-cash decrease in the fair value of our interests in securitized assets recorded during the quarter. Total gains on sales, servicing fees and interest on retained interests increased $2.5 million, or 13.6% during the three months ended April 30, 2008, as compared to the prior year, driven primarily by growth in the sold portfolio over the past year, partially offset by a higher net credit loss rate. The net credit loss rate rose to 3.2% for the three months ended April 30, 2008, from 2.7% for the same period in the prior year, but is expected to improve over the remainder of the current fiscal year. The decrease in the fair value of our Interests in securitized assets was primarily a result of an increase in the estimated risk premium expected by a market participant included in the discount rate assumption in the discounted cash flow model used to determine the fair value of our interests in securitized assets. The risk premium included in the discount rate assumption was increased due to the continued volatility in the financial markets during the period and is not related to the performance of the credit portfolio or our credit collection operations.

     o During the three months ended April 30, 2008, Selling, general and administrative (SG&A) expense decreased as a percent of revenues to 27.6% from 28.8% in the prior year period. The improvement was driven by lower compensation costs in absolute dollars and as a percent of revenues as compared to the prior year. Additionally, SG&A as a percent of revenues in the current year period was negatively impacted 40 basis points by the $3.1 million non-cash fair value adjustment.

     o The provision for income taxes for the three months ended April 30, 2008, was impacted primarily by the 18.5% reduction in pre-tax income driven by the $3.1 million non-cash fair value adjustment and the $0.8 million decrease in Other income.


Operational Changes and Resulting Outlook

     We have six stores under development, including one replacement store, that we expect to open by January 31, 2009. In addition to these six stores, through May 31, 2008, we had already opened two new and two replacement stores. This represents a total of ten stores, including seven new and three replacement stores, that we expect to open by January 31, 2009. We have additional sites under consideration for future development and continue to evaluate our store opening plans for future years, in light of capital availability.

     The consumer electronics industry depends on new products to drive same store sales increases. Typically, these new products, such as high-definition televisions, DVD players, digital cameras, MP3 players and GPS devices are introduced at relatively high price points that are then gradually reduced as the product becomes mainstream. To sustain positive same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps drive the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. This has historically been our experience, and we continue to adjust our marketing strategies to address this challenge through the introduction of new product categories and new products within our existing categories. Over the past year, our gross margins have been negatively impacted by price competition on flat panel televisions. As a result, our product gross margins began declining in the second quarter of fiscal year 2008. We expect our product gross margins to stabilize relative to prior year comparisons beginning in the second quarter, though there is no guarantee that pricing pressures will not intensify.

Application of Critical Accounting Policies

     In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information, advice of experts and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as "critical accounting estimates." We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of April 30, 2008.

     Transfers of Financial Assets. We transfer customer receivables to a QSPE that issues asset-backed securities to third-party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. As we transfer the accounts we record an asset representing our interest in the cash flows of the QSPE, which is the difference between the interest earned on customer accounts and the cost associated with financing and servicing the transferred accounts, including a provision for bad debts associated with the transferred accounts, plus our retained interest in the transferred receivables, discounted using a return that would be expected by a third-party investor. We recognize the income from our interest in these transferred accounts as gains on the transfer of the asset, interest income and servicing fees. This income is recorded as Finance charges and other in our consolidated statements of operations. Additionally, changes in the fair value due to assumption changes are recorded in Finance charges and other. We value our interest in the cash flows of the QSPE at fair value under the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements.

     We estimate the fair value of our Interests in securitized assets using a discounted cash flow model with most of the inputs used being unobservable inputs. The primary unobservable inputs, which are derived principally from our historical experience, with input from our investment bankers and financial advisors, include the estimated portfolio yield, credit loss rate, discount rate, payment rate and delinquency rate and reflect our judgments about the assumptions market participants would use in determining fair value. In determining the cost of borrowings, we use current actual borrowing rates, and adjust them, as appropriate, using interest rate futures data from market sources to project interest rates over time. Changes in the assumptions over time, including varying credit portfolio performance, market interest rate changes, market participant risk premiums required, or a shift in the mix of funding sources, could result in significant volatility in the fair value of the Interest in securitized assets, and thus our earnings.

     During the three months ended April 30, 2008, risk premiums required by market participants on many investments increased as a result of continued volatility in the financial markets. Though we do not anticipate any significant variation from the current earnings and cash flow performance of our securitized credit portfolio, we increased the risk premium included in the discount rate assumption used in the determination of the fair value of our interests in securitized assets to reflect the higher expected risk premiums included in investment returns we believe a market participant would require if purchasing our interests. Based on a review of the changes in market risk premiums during the three months ended April 30, 2008, and discussions with our investment bankers and financial advisors, we estimated that a market participant would require an approximately 300 basis point increase in the required risk premium. As a result, the Company increased the weighted average discount rate assumption from 16.5% at January 31, 2008, to 19.3% at April 30, 2008, after reflecting a 26 basis point decrease in the risk-free interest rate included in the discount rate assumption. Due to the continued volatility in the securitization market, we eliminated the assumed bond offering included in our January 31, 2008, valuation and in its place have included an estimate of the increase in borrowing costs due to the expected renewal of a portion of the QSPE's financing facilities that we estimate a market participant would use in determining the fair value of our Interests in securitized assets. The increase in the discount rate has the effect of deferring income to future periods, but not permanently reducing securitization income or our earnings. If a market participant were to require a risk premium that is 100 basis points higher than we estimated in the fair value calculation, the fair value of our Interests in securitized assets would be decreased by an additional $1.7 million. If we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), our Interests in securitized assets and Finance charges and other would have been reduced by $6.8 million as of April 30, 2008.

If the assumption used for estimating credit losses was increased by 0.5%, the impact to Finance charges and other would have been a reduction in revenues and pretax income of $2.5 million.

     Revenue Recognition. Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell service maintenance renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amount of service maintenance agreement revenue deferred at April 30, 2008, and January 31, 2008, was $7.0 million and $6.6 million, respectively, and is included in Deferred revenues and allowances in the accompanying balance sheets.

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

Results of Operations

     The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:



                                                                 Three Months Ended
                                                                      April 30,
                                                             -------------------------
                                                                 2007        2008
                                                             ----------- -------------
Revenues:
   Product sales............................................      81.2 %        82.3 %
   Service maintenance agreement commissions (net)..........       4.5           4.6
   Service revenues.........................................       2.7           2.4
                                                             ----------- -------------
     Total net sales........................................      88.4          89.3
                                                             ----------- -------------

   Finance charges and other................................      11.6          12.1
   Net increase (decrease) in fair value....................       0.0          (1.4)
                                                             ----------- -------------
     Total finance charges and other........................      11.6          10.7
                                                             ----------- -------------

          Total revenues....................................     100.0         100.0
Costs and expenses:
   Cost of goods sold, including
    warehousing and occupancy cost..........................      60.6          63.6
   Cost of parts sold, including
    warehousing and occupancy cost..........................       0.9           1.1
   Selling, general and administrative expense..............      28.8          27.6
   Provision for bad debts..................................       0.3           0.1
                                                             ----------- -------------
          Total costs and expenses..........................      90.6          92.4
                                                             ----------- -------------
   Operating income.........................................       9.4           7.6
   Interest income, net.....................................      (0.1)          0.0
   Other income, net........................................      (0.4)          0.0
                                                             ----------- -------------
   Income before income taxes...............................       9.9           7.6
   Provision for income taxes...............................       3.6           2.8
                                                             ----------- -------------
   Net income...............................................       6.3 %         4.8 %
                                                             =========== =============

     Same store sales growth is calculated by comparing the reported sales by store for all stores that were open throughout a period, to reported sales by store for all stores that were open throughout the prior year period. Sales from closed stores, if any, are removed from each period. Sales from relocated stores have been included in each period because each store was relocated within the same general geographic market. Sales from expanded stores have been included in each period.

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

Three Months Ended April 30, 2008 Compared to Three Months Ended April 30, 2007

--------------------------------------------------------------------------------
                                                                  Change
                                                            --------------------
(Dollars in Millions)                2008          2007         $         %
--------------------------------------------------------------------------------
Net sales                          $ 195.1      $ 181.4       13.7       7.6
--------------------------------------------------------------------------------
Finance charges and other             23.5         23.9       (0.4)     (1.9)
--------------------------------------------------------------------------------
Total Revenues                     $ 218.6      $ 205.3       13.3       6.5
--------------------------------------------------------------------------------

     The $13.7 million increase in net sales was made up of the following:

     o a $1.7 million same store sales increase of 1.0%, driven by strength in consumer electronics and track sales;

     o a $12.0 million increase generated by seven retail locations that were not open for the three months in each period;

     o a $0.3 million increase resulted from a decrease in discounts on extended-term promotional credit sales (those with terms longer than 12 months); and

     o    a $0.3 million decrease resulted from a decrease in service revenues.

     The components of the $13.7 million increase in net sales were a $13.3 million increase in Product sales and a $0.4 million increase in service maintenance agreement commissions and service revenues. The $13.3 million increase in product sales resulted from the following:

     o approximately $15.7 million increase attributable to an overall increase in the average unit price. The increase was due primarily to a change in the mix of product sales, driven by an increase in the consumer electronics category, which has the highest average price point of any category, as a percentage of total product sales. Additionally, there were category price point increases as a result of a shift to higher-priced high-efficiency laundry items and increases in laptop computer and video game equipment sales, partially offset by a decline in the average price points on our electronics, and lawn and garden categories, and

     o approximately $2.4 million decrease attributable to decreases in total unit sales, due primarily to decreased home appliance and furniture sales, which offset solid growth in consumer electronics.

     The $0.4 million increase in service maintenance agreement commissions and service revenues was driven by increased sales of service maintenance agreements due to higher product sales, partially offset by lower service revenues.

     The following table presents the makeup of net sales by product category in each quarter, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

                                            Three Months Ended April 30,
                                 -----------------------------------------------
                                         2007                    2008
                                 --------------------- -------------------------   Percent
            Category               Amount     Percent    Amount       Percent      Change
                                 ----------- --------- ----------- ------------- -----------

Consumer electronics............ $   58,823     32.4 % $   73,799         37.8 %      25.5 % (1)
Home appliances.................     57,705     31.8       55,184         28.3        (4.4)  (2)
Track...........................     21,684     12.0       23,086         11.8         6.5   (3)
Furniture and mattresses........     17,917      9.9       17,713          9.1        (1.1)  (4)
Lawn and garden.................      6,156      3.4        5,676          2.9        (7.8)  (5)
Delivery.......................       3,063      1.7        3,137          1.6         2.4   (6)
Other..........................       1,291      0.7        1,316          0.7         1.9
                                 ----------- --------- ----------- -------------
     Total product sales........    166,639     91.9      179,911         92.2         8.0
Service maintenance agreement
 commissions....................      9,281      5.1        9,970          5.1         7.4   (7)
Service revenues................      5,445      3.0        5,192          2.7        (4.6)  (8)
                                 ----------- --------- ----------- -------------
     Total net sales............ $  181,365    100.0 % $  195,073        100.0 %       7.6 %
                                 =========== ========= =========== =============

         ----------------------------------

     (1) This increase is due to continued consumer interest in LCD televisions, which offset declines in projection and plasma televisions.
     (2) The home appliance category declined primarily due to lower refrigeration sales, as laundry sales rose slightly, and the appliance market in general showed continued weakness.

     (3) The increase in track sales (consisting largely of computers, computer peripherals, video game equipment, portable electronics and small appliances) is driven primarily by increased video game equipment and laptop computer and computer monitor sales, and the addition of GPS devices, partially offset by declines in camcorder and camera sales.
     (4) This decrease is due to weakness in the furniture market in general, partially offset by increases in bedding sales driven by the multi-vendor strategy implemented during the prior year.
     (5) This category was impacted by lower rainfall during this year's first fiscal quarter negatively impacting the selling season as compared to fiscal 2008.
     (6) This increase was due to an increase in the delivery fee charged to our customers, offset somewhat by a reduction in the total number of deliveries
     (7)  This increase is due to the increase in product sales.
     (8) This decrease is driven by a decrease in the number of service calls performed by our technicians.

     Finance charges and other decreased 1.9% for the quarter ended April 30, 2008, as securitization income decreased by $0.6 million, or 3.6% due primarily to the $3.1 million non-cash decrease in the fair value of our interests in securitized assets, recorded during the quarter. Total gains on sales, servicing fees and interest on retained interests increased $2.5 million, or 13.6%. The decrease in the fair value of our Interests in securitized assets was primarily a result of an increase in the estimated risk premium expected by a market participant included in the discount rate assumption used in the discounted cash flow model used to determine the fair value of our interests in securitized assets. The risk premium included in the discount rate assumption was increased due to the continued volatility in the financial markets during the period and is not related to the performance of the credit portfolio or our credit collection operations.

--------------------------------------------------------------------------------
                                                                  Change
                                                            --------------------
(Dollars in Millions)                2008          2007         $         %
--------------------------------------------------------------------------------
Cost of goods sold                  $139.1        $124.4      14.7      11.8
--------------------------------------------------------------------------------
As a percent of net product sales     77.3%         74.6%
--------------------------------------------------------------------------------

     Cost of goods sold increased as a percent of net product sales from the 2007 period to the 2008 period due to pricing pressures in retailing in general, and especially on flat-panel TV's.

--------------------------------------------------------------------------------
                                                                  Change
                                                            --------------------
(Dollars in Millions)                2008          2007         $         %
--------------------------------------------------------------------------------
Cost of service parts sold           $2.3          $1.9        0.4      21.1
--------------------------------------------------------------------------------
As a percent of service revenues     44.9%         34.3%
--------------------------------------------------------------------------------

    This increase was due primarily to a 20.8% increase in parts sales, which grew faster than labor sales.

--------------------------------------------------------------------------------
                                                                  Change
                                                            --------------------
(Dollars in Millions)                2008          2007         $         %
--------------------------------------------------------------------------------
Selling, general and
 administrative expense             $60.4          $59.2       1.2       2.0
--------------------------------------------------------------------------------
As a percent of total revenues       27.6%          28.8%
--------------------------------------------------------------------------------

     The increase in SG&A expense was largely attributable to the growth of the Company and addition of new stores. The improvement in our SG&A expense as a percent of revenues was driven by lower compensation costs in absolute dollars and as a percent of revenues as compared to the prior year. Additionally, SG&A as a percent of revenues was negatively impacted 40 basis points by the $3.1 million non-cash fair value adjustment.

--------------------------------------------------------------------------------
                                                                  Change
                                                            --------------------
(Dollars in Millions)                2008          2007         $         %
--------------------------------------------------------------------------------
Provision for bad debts              $0.3          $0.6       (0.3)    (50.0)
--------------------------------------------------------------------------------
As a percent of total revenues        .12%          .27%
--------------------------------------------------------------------------------

     The provision for bad debts on non-credit portfolio receivables and credit portfolio receivables retained by us and not eligible to be transferred to the QSPE decreased primarily as a result of reduced net credit charge-offs and provision adjustments due to the decreased net credit losses. See the notes to the financial statements for information regarding the performance of the credit portfolio.

--------------------------------------------------------------------------------
                                                                  Change
                                                            --------------------
(Dollars in Thousands)               2008          2007         $         %
--------------------------------------------------------------------------------
Interest income, net                $(15)         $(240)      (225)     (93.8)
--------------------------------------------------------------------------------

     The decrease in net interest income was a result of a decrease in interest income from invested funds due to lower balances of invested cash and lower interest rates earned on amounts invested.

--------------------------------------------------------------------------------
                                                                  Change
                                                            --------------------
(Dollars in Thousands)               2008          2007         $         %
--------------------------------------------------------------------------------
Other income, net                    $(22)        $(831)      (809)    (97.4)
--------------------------------------------------------------------------------

     Both periods included gains recognized on the sales of company assets. During the quarter ended April 30, 2007, there were gains of approximately $0.8 million recognized on the sale of two of the Company's store locations. There were approximately $1.2 million of gains realized, but not recognized, in the quarter ended April 30, 2007, on transactions qualifying for sale-leaseback accounting that were deferred and are being amortized as a reduction of rent expense on a straight-line basis over minimum lease terms.

--------------------------------------------------------------------------------
                                                                  Change
                                                            --------------------
(Dollars in Millions)                2008          2007         $         %
--------------------------------------------------------------------------------
Provision for income taxes           $6.0          $7.4       (1.4)    (18.9)
--------------------------------------------------------------------------------
As a percent of income before
 income taxes                        36.1%         36.4%
--------------------------------------------------------------------------------

     This decrease in taxes was impacted primarily by the 18.5% decrease in pretax income. Additionally, the effective tax rate declined from the 2007 period to the 2008 period, partially as a result of a provision adjustment reversing a portion of our state tax accrual.


Liquidity and Capital Resources

     Current Activities

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

     On March 26, 2008, we executed an amendment to our bank credit facility, to increase the commitment from $50 million to $100 million, to provide additional liquidity, if needed, to support our growth plans. In addition to the expanded commitment, the interest margin added to the applicable base rate was increased by 25 basis points. Our $8.0 million unsecured bank line of credit matures in June 2008 and we expect it to be renewed.

     As of April 30, 2008, we had approximately $41.3 million in excess cash, which was invested in short-term, tax-free instruments. In addition to the excess cash, we had $97.6 million under our revolving line of credit, net of standby letters of credit issued, and $8.0 million under our unsecured bank line of credit available to us for general corporate purposes, $26.4 million under extended vendor terms for purchases of inventory and $115.0 million in commitments available to our QSPE for the transfer of receivables.

     In its regularly scheduled meeting on August 24, 2006, our Board of Directors authorized the repurchase of up to $50 million of our common stock, dependent on market conditions and the price of the stock. Through April 30, 2008, we had spent $37.1 million under this authorization to acquire 1,723,205 shares of our common stock though there were no shares repurchased during the three months ended April 30, 2008, as we suspended purchases under the authorized repurchase program.

     A summary of the significant financial covenants that govern our bank credit facility compared to our actual compliance status at April 30, 2008, is presented below:

                                                                                   Required
                                                                                   Minimum/
                                                                    Actual         Maximum
                                                                -------------- ---------------
Debt service coverage ratio must exceed required minimum         3.81 to 1.00   2.00 to 1.00
Total adjusted leverage ratio must be lower than required
 maximum                                                         1.75 to 1.00   3.00 to 1.00
Consolidated net worth must exceed required minimum             $314.8 million $223.9 million
Charge-off ratio must be lower than required maximum             0.03 to 1.00   0.06 to 1.00
Extension ratio must be lower than required maximum              0.02 to 1.00   0.05 to 1.00
Thirty-day delinquency ratio must be lower than required
 maximum                                                         0.09 to 1.00   0.13 to 1.00

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

     o inability to expand our capacity for financing our receivables portfolio under existing or replacement QSPE asset-backed securitization programs or a requirement that we retain a higher percentage of the credit portfolio under such programs;

     o increases in program costs (interest and administrative fees relative to our receivables portfolio associated with the funding of our receivables);

     o increases in personnel costs or other costs for us to stay competitive in our markets; and

     o    the inability to get our current variable funding facility renewed.

     During the three months ended April 30, 2008, net cash provided by operating activities increased $45.2 million from $5.6 million used in operating activities in the three months ended April 30, 2007, to $39.5 million provided in the three months ended April 30, 2008. Operating cash flows for the current period were impacted primarily by improved funding rates on the sold receivables portfolio, as the QSPE paid off the 2002 Series B bonds, and an increase in accounts payable balances, due to timing of inventory purchases.

     As noted above, we offer promotional credit programs to certain customers that provide for "same as cash" or deferred interest interest-free periods of varying terms, generally three, six, 12, 18, 24 and 36 months, and require monthly payments beginning in the month after the sale. The various "same as cash" promotional accounts and deferred interest program accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30.0% of eligible securitized receivables. If we exceed this 30.0% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period. The percentage of eligible securitized receivables represented by promotional receivables was 21.1% and 22.6%, as of April 30, 2007 and 2008, respectively. The weighted average promotional period was 14.1 months and 15.4 months for promotional receivables outstanding as of April 30, 2007 and 2008, respectively. The weighted average remaining term on those same promotional receivables was 10.7 months as of April 30, 2007 and 2008. While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables, we receive less income on these receivables, resulting in a reduction of the net interest margin used in the calculation of the gain on the sale of receivables.

     Net cash used in investing activities increased by $11.3 million, from $6.0 million provided in the fiscal 2008 period to $5.3 million used in the fiscal 2009 period. The net increase in cash used in investing activities resulted primarily from a decline in proceeds from sales of property and equipment as compared to the same quarter in the prior fiscal year, and increased purchases of property and equipment in the current fiscal quarter. The cash expended for property and equipment was used primarily for construction of new stores and the reformatting of existing stores to better support our current product mix. Based on current plans, we expect to increase expenditures for property and equipment in the remainder of fiscal 2009 as we open additional stores.

     Net cash from financing activities increased by $4.3 million from $4.1 million used during the three months ended April 30, 2007, to $0.2 million provided during the three months ended April 30, 2008, as we suspended our stock repurchase program in the current fiscal period.

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

     At April 30, 2008, the issuer had issued two series of notes and bonds: the 2002 Series A variable funding note with a total availability of $450 million and three classes of 2006 Series A bonds with an aggregate amount outstanding of $150 million, of which $6.0 million was required to be placed in a restricted cash account for the benefit of the bondholders. The 2002 Series A variable funding note is composed of a $250 million 364-day tranche, and a $200 million tranche that matures in 2012. The 364-day commitment matures on July 31, 2008, and we are currently in discussions to renew a portion of this facility. $150 million of the 364 day commitment will stay in place until the first to occur of: (i) the QSPE completes a medium-term bond issuance, or (ii) the note is not renewed by the note holders. At this time we do not expect this portion of the facility to be renewed. If the net portfolio yield, as defined by agreements, falls below 5.0%, then the issuer may be required to fund additions to the cash reserves in the restricted cash accounts. At April 30, 2008, the net portfolio yield was 9.0%. Private institutional investors, primarily insurance companies, purchased the 2006 Series A bonds at a weighted fixed rate of 5.75%. The weighted average interest on the variable funding note during the month of April 2008, was 3.68%.

     The Company and the issuer are currently exploring various financing alternatives to provide additional long-term capital to support our continued growth, but no assurance can be given that a transaction can be completed on terms favorable to them. At this time, the Company is unsure if or when the issuer can complete the issuance of a new series of fixed-rate bonds. The proceeds of any new financing arrangement will provide us additional capacity for growth of the Company and the receivables portfolio. Additionally, we expect that renewals of existing financing facilities, if renewed, or entry into new financing facilities will result in higher borrowing costs than we are currently experiencing. If the issuer is unable to complete the new financing arrangement, then, after its current funding sources are exhausted, we may have to fund growth in the receivables portfolio. If the 364-day commitment is not renewed, or is renewed in an amount that, in combination with the $200 million long-term tranche, provides less borrowing capacity than the then outstanding balance, the issuer will be required to use the cash from payments on receivables to reduce the balance on the variable funding note. As such, the Company would be required to fund new receivables and growth in the portfolio. At April 30, 2008, the Company had $41.3 million of excess cash and $97.6 million of availability under its revolving credit facilities, among other liquidity sources, to provide funding, if needed, to fund receivable portfolio growth. If necessary, in addition to available cash balances, cash flow from operations and borrowing capacity under our revolving facilities, additional cash to fund our growth and increase receivables balances could be obtained by:

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

     We continue to service the transferred accounts for the QSPE, and we receive a monthly servicing fee, so long as we act as servicer, in an amount equal to .25% multiplied by the average aggregate principal amount of receivables serviced, including the amount of average aggregate defaulted receivables. The issuer records revenues equal to the interest charged to the customer on the receivables less losses, the cost of funds, the program administration fees paid in connection with either the 2002 Series A, or 2006 Series A bond holders, the servicing fee and additional earnings to the extent they are available.

     Currently the 2002 Series A variable funding note permits the issuer to borrow funds up to $450 million to purchase receivables from us or make principal payments on other bonds, thereby functioning as a "basket" to accumulate receivables. As issuer borrowings under the 2002 Series A variable funding note approach $450 million, the issuer is required to request an increase in the 2002 Series A amount or issue a new series of bonds and use the proceeds to pay down the then outstanding balance of the 2002 Series A variable funding note, so that the basket will once again become available to accumulate new receivables or meet other obligations required under the transaction documents. As of April 30, 2008, borrowings under the 2002 Series A variable funding note were $335.0 million.

     We are not directly liable to the lenders under the asset-backed securitization facility. If the issuer is unable to repay the 2002 Series A note and 2006 Series A bonds due to its inability to collect the transferred customer accounts, the issuer could not pay the subordinated notes it has issued to us in partial payment for transferred customer accounts, and the 2006 Series A bond holders could claim the balance in its $6.0 million restricted cash account. We are also contingently liable under a $20.0 million letter of credit that secures the performance of our obligations or services under the servicing agreement as it relates to the transferred assets that are part of the asset-backed securitization facility.

     The issuer is subject to certain affirmative and negative covenants contained in the transaction documents governing the 2002 Series A variable funding note and 2006 Series A bonds, including covenants that restrict, subject to specified exceptions: the incurrence of non-permitted indebtedness and other obligations and the granting of additional liens; mergers, acquisitions, investments and disposition of assets; and the use of proceeds of the program. The issuer also makes representations and warranties relating to compliance with certain laws, payment of taxes, maintenance of its separate legal entity, preservation of its existence, protection of collateral and financial reporting. In addition, the program requires the issuer to maintain a minimum net worth.

     A summary of the significant financial covenants that govern the 2002 Series A variable funding note compared to actual compliance status at April 30, 2008, is presented below:

                                                                               Required
                                                                               Minimum/
                                                              As reported      Maximum
                                                             -------------- ---------------
Issuer interest must exceed required minimum                  $83.3 million  $75.4 million
Gross loss rate must be lower than required maximum               3.6%           10.0%
Net portfolio yield must exceed required minimum                  9.0%           2.0%
Payment rate must exceed required minimum                         6.8%           3.0%


     Note: All terms in the above table are defined by the asset backed securitization program and may or may not agree directly to the financial statement captions in this document.

     Events of default under the 2002 Series A variable funding note and the 2006 Series A bonds, subject to grace periods and notice provisions in some circumstances, include, among others: failure of the issuer to pay principal, interest or fees; violation by the issuer of any of its covenants or agreements;
inaccuracy of any representation or warranty made by the issuer; certain servicer defaults; failure of the trustee to have a valid and perfected first priority security interest in the collateral; default under or acceleration of certain other indebtedness; bankruptcy and insolvency events; failure to maintain certain loss ratios and portfolio yield; change of control provisions and certain other events pertaining to us. The issuer's obligations under the program are secured by the receivables and proceeds.


Securitization Facilities
We finance most of our customer receivables through asset-backed securitization facilities

                                                                                           --------------------------------------
                                                                                           |        2002 Series A Note          |
                                                                                           |     $450 million Commitment        |
                                                                                      ---->|     $335 million Outstanding       |
                                                                                      |    |       Credit Rating: P1/A1         |
                                                                                      |    |   Bank Commercial Paper Conduits   |
                                                                                      |    --------------------------------------
                                                                                      |
                           Customer Receivables                                       |
---------------------- ---------------------------> -----------------------------     |
|        Retail        |                            |         Qualifying        |     |
|        Sales         |                            |      Special Purpose      |<----|
|        Entity        |                            |          Entity           |     |
|                      |                            |         ("QSPE")          |     |
---------------------- <--------------------------  -----------------------------     |
                                                                                      |
                                                                                      |    ---------------------------
                      1. Cash Proceeds                                                |    |   2006 Series A Bonds    |
                      2. Subordinated Securities                                      |    |      $150 million        |
                      3. Right to Receive Cash Flows                                  |    |   Private Institutional  |
                         Equal to Interest Spread                                     ---->|       Investors          |
                                                                                           |  Class A: $90 mm (Aaa)   |
                                                                                           |  Class B: $43.3 mm (A2)  |
                                                                                           |  Class C: $16.7 mm (Baa2)|
                                                                                           ---------------------------

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest rates under our bank credit facility are variable and are determined, at our option, as the base rate, which is the greater of prime rate or federal funds rate plus 0.50% plus the base rate margin, which ranges from 0.25% to 0.75%, or LIBOR plus the LIBOR margin, which ranges from 1.00% to 2.00%. Accordingly, changes in the prime rate, the federal funds rate or LIBOR, which are affected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, our bank credit facility. We are also exposed to interest rate risk through the interest only strip we receive from our sales of receivables to the QSPE. Since January 31, 2008, our interest rate sensitivity has increased on the interest only strip as the variable rate portion of the QSPE's debt has increased from $278.0 million, or 59.4% of its total debt, to $335.0 million, or 69.1% of its total debt. As a result, a 100 basis point increase in interest rates on the variable rate debt would increase borrowing costs $3.4 million over a 12-month period, based on the balance outstanding at April 30, 2008.

Item 4. Controls and Procedures

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

     For the quarter ended April 30, 2008, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

Item 1A. Risk Factors

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On August 25, 2006, we announced that our Board of Directors had authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and in privately negotiated transactions, up to an aggregate of $50.0 million of our common stock, dependent on market conditions and the price of the stock. No repurchases were made during the quarter ended April 30, 2008, as we suspended purchases under the authorized repurchase program. There is approximately $13 million remaining for future purchases under the originally authorized program.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since we last provided disclosure in response to the requirements of Item 7(d)(2)(ii)(G) of Schedule 14A.

     Appointment of Chief Executive Officer Designate

     Timothy L. Frank, currently our President and Chief Operating Officer, was appointed to be our Chief Executive Officer Designate, effective June 1, 2008. Mr. Frank will, subject to final approval by the Company's Board of Directors, become our Chief Executive Officer upon the retirement of Thomas J. Frank as our Chief Executive Officer. Timothy L. Frank has served as the Company's President and Chief Operating Officer since June 1, 2007 and as President since April 1, 2006. Timothy L. Frank also served as Senior Vice President -- Retail from May, 2005. He joined the Company in September 1995 and has served in various roles, including Director of Advertising, Director of Credit, Director of Legal Collections, Director of Direct Marketing, and as Vice President of Special Projects. Prior to joining the Company, Mr. Frank served in various marketing positions with a nationally known marketing consulting company. Mr. Frank holds a B.S. in Liberal Arts from Texas A & M University and a MBA in Marketing from the University of North Texas. Mr. Frank has also completed a post-graduate program at Harvard University. In connection with Mr. Frank being appointed Chief Executive Officer Designate, the Board of Directors increased his base salary from $240,000 to $285,000. Mr. Frank continues to be eligible for bonus in accordance with the Company's reported bonus plan. Mr. Frank is the son of our Chairman of the Board and Chief Executive Officer.

     Reduction in Time Commitment and Salary and Bonus Opportunities of Chief Executive Officer and Executive Vice Chairman

     Thomas J. Frank has served as the Chairman of the Board of Directors and the Company's Chief Executive Officer since November 2003 when the Company became a publicly held entity. Mr. Frank has an Employment Agreement with the Company providing for his employment through January 31, 2011 (as may be extended). Mr. Frank and the Board of Directors of the Company have agreed that he will continue to serve as the Company's Chairman of the Board of Directors and our Chief Executive Officer until January 31, 2009, or for such other period of time as he and our Board of Directors may agree, and after that time, during the remaining term of this Employment Agreement, Mr. Frank shall serve as the Company's Chairman of the Board of Directors. During Mr. Frank's continuing position of Chief Executive Officer, he will work to attain an orderly transition of the office of Chief Executive Officer to Timothy L. Frank, so that the Company's transition to its new Chief Executive Office will be as seamless as possible. Mr. Thomas J. Frank has agreed that he will continue to be integrally involved in the operations of the Company beyond January 31, 2009, as the Company's executive Chairman, and will continue to be responsible for, to the extent required by the Company's Board of Directors, major business decisions and transactions of the Company. Thomas J. Frank will devote as much of his time as he and the Board of Directors deem necessary to perform his responsibilities to the Company. Mr. Thomas J. Frank and the Board of Directors have agreed that Mr. Frank shall reduce his time commitment to the Company to half-time, and his salary and bonus opportunities have been adjusted to reflect Mr. Frank's time commitment.

     William C. Nylin, Jr. will continue to serve the Company as its Executive Vice Chairman of the Board, and continues to report to Thomas J. Frank, but will reduce his committed time to the Company to one-half, with salary and bonus opportunities adjusted to reflect Dr. Nylin's time commitment. Dr. Nylin will continue to be responsible for the Information Technology and Risk Management functions of the Company.

Item 5.03    Amendments to Articles of Incorporation or Bylaws: Change in Fiscal
             Year

Our Board of Directors amended and restated our Bylaws, effective as of June 1, 2008, to create new officerships of Chief Executive Designate and additional Presidents of divisions of our Company.

The full  text of the  amendment  and  restatement  of the  Bylaws,  is filed at
Exhibit 3.2.3 to this Report on Form 10-Q, and is incorporated herein by reference.

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

                              CONN'S, INC.

                              By:       /s/ Michael J. Poppe
                                        ----------------------------------------
                                        Michael J. Poppe
                                        Chief Financial Officer
                                        (Principal  Financial  Officer and duly
                                        authorized  to sign this report on
                                        behalf of the registrant)

Date: June 4, 2008

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

  3.2.2 Amendment to the Bylaws of Conn's, Inc. effective as of December 18, 2007 (incorporated by reference to Exhibit 3.1 to Conn's, Inc. Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 18, 2007.)

  3.2.3 Amended and Restated Bylaws of Conn's, Inc. effective as of June 3, 2008 (filed herewith).

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

  10.9.3 Second Amendment to Credit Agreement dated March 26, 2008 by and among Conn Appliances, Inc. and CAI Credit Insurance Agency, Inc., the financial institutions listed on the signature pages thereto, and JPMorgan Chase Bank, as Administrative Agent, (incorporated herein by reference to Exhibit 10.9.3 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2008 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 27, 2008).

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