Form 10-Q
period 2008-07-31
CONNS INC
filed 2008-08-28
CIK 1223389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008    Commission File Number 000-50421

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
Yes [  ]  No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 26, 2008:

                   Class                                  Outstanding
-----------------------------------------        ----------------------------
 Common stock, $.01 par value per share                    22,410,400


                                TABLE OF CONTENTS
                                -----------------

PART I.       FINANCIAL INFORMATION                                                                   Page No.
              ---------------------                                                                   --------

Item 1.       Financial Statements...........................................................................1
-------

              Consolidated Balance Sheets as of January 31, 2008 and July 31, 2008...........................1

              Consolidated Statements of Operations for the three and six months ended
                  July 31, 2007 and 2008.....................................................................2

              Consolidated Statement of Stockholders' Equity for the six months ended
                  July 31, 2008..............................................................................3

              Consolidated Statements of Cash Flows for the six months ended
                  July 31, 2007 and 2008.....................................................................4

              Notes to Consolidated Financial Statements.....................................................5

Item 2.       Management's Discussion and Analysis of Financial Condition
-------           and Results of Operations.................................................................13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk....................................31
-------

Item 4.       Controls and Procedures.......................................................................31
-------

PART II.      OTHER INFORMATION
              -----------------

Item 1.       Legal Proceedings.............................................................................31
-------

Item 1A.      Risk Factors..................................................................................31
--------

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds...................................31
-------

Item 4.       Submission of Matters to a Vote of Security Holders...........................................32
-------

Item 5.       Other Information.............................................................................32
-------

Item 6.       Exhibits......................................................................................32
-------


SIGNATURE     ..............................................................................................33


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
                                    Conn's, Inc.
                             CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)

                           Assets                      January 31,   July 31,
                                                          2008         2008
                                                       ----------- -------------
Current assets                                                      (unaudited)
 Cash and cash equivalents                             $  11,015      $  46,766
 Accounts receivable, net                                 36,100         29,511
 Interests in securitized assets                         178,150        177,648
 Inventories                                              81,495         96,404
 Deferred income taxes                                     2,619          5,662
 Prepaid expenses and other assets                         4,449          8,338
                                                       ----------- -------------
      Total current assets                               313,828        364,329
Non-current deferred income tax asset                          -          1,606
Property and equipment
 Land                                                      8,011          8,011
 Buildings                                                13,626         15,842
 Equipment and fixtures                                   17,950         19,918
 Transportation equipment                                  2,741          2,600
 Leasehold improvements                                   74,120         79,473
                                                       ----------- -------------
      Subtotal                                           116,448        125,844
Less accumulated depreciation                            (57,195)       (62,216)
                                                       ----------- -------------
      Total property and equipment, net                   59,253         63,628
Goodwill, net                                              9,617          9,617
Debt issuance costs and other assets, net                    154            210
                                                       ----------- -------------
       Total assets                                    $ 382,852      $ 439,390
                                                       =========== =============
            Liabilities and Stockholders' Equity
Current liabilities
 Current portion of long-term debt                     $     102      $      44
 Accounts payable                                         28,179         54,704
 Accrued compensation and related expenses                 9,748          9,100
 Accrued expenses                                         21,487         26,066
 Income taxes payable                                        600          1,258
 Deferred revenues and allowances                         16,949         19,829
                                                       ----------- -------------
      Total current liabilities                           77,065        111,001
Long-term debt                                                17             14
Non-current deferred income tax liability                    131              -
Deferred gains on sales of property                        1,221          1,037
Stockholders' equity
 Preferred stock ($0.01 par value, 1,000,000 shares
  authorized; none issued or outstanding)                      -              -
 Common stock ($0.01 par value, 40,000,000 shares
  authorized; 24,098,171 and 24,133,605 shares issued
  at January 31, 2008 and July 31, 2008, respectively)       241            241
 Additional paid-in capital                               99,514        101,626
 Retained earnings                                       241,734        262,542
 Treasury stock, at cost, 1,723,205 and 1,723,205
  shares, respectively                                   (37,071)       (37,071)
                                                       ----------- -------------
      Total stockholders' equity                         304,418        327,338
                                                       ----------- -------------
         Total liabilities and stockholders' equity    $ 382,852      $ 439,390
                                                       =========== =============

See notes to consolidated financial statements.



                                           Conn's, Inc.
                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (unaudited)
                             (in thousands, except earnings per share)

                                                   Three Months Ended             Six Months Ended
                                                        July 31,                      July 31,
                                               --------------------------    ---------------------------
                                                   2007          2008            2007          2008
                                               ------------- ------------    ------------  -------------
Revenues
 Product sales                                     $163,793     $175,240        $330,432       $355,151
 Service maintenance agreement commissions, net       9,071        9,911          18,352         19,881
 Service revenues                                     6,137        5,488          11,582         10,680
                                               ------------- ------------    ------------  -------------

     Total net sales                                179,001      190,639         360,366        385,712
                                               ------------- ------------    ------------  -------------

 Finance charges and other                           24,997       29,105          48,877         55,657
 Net decrease in fair value                            (471)      (1,212)           (406)        (4,279)
                                               ------------- ------------    ------------  -------------

     Total finance charges and other                 24,526       27,893          48,471         51,378
                                               ------------- ------------    ------------  -------------

   Total revenues                                   203,527      218,532         408,837        437,090

Cost and expenses
 Cost of goods sold, including warehousing
  and occupancy costs                               125,297      136,787         249,690        275,845
 Cost of parts sold, including warehousing
  and occupancy costs                                 2,123        2,264           3,989          4,594
 Selling, general and administrative expense         62,113       62,900         121,327        123,268
 Provision for bad debts                                348          333             908            592
                                               ------------- ------------    ------------  -------------

   Total cost and expenses                          189,881      202,284         375,914        404,299
                                               ------------- ------------    ------------  -------------

Operating income                                     13,646       16,248          32,923         32,791
Interest income, net                                   (251)         (85)           (491)          (100)
Other (income) expense, net                             (55)         128            (886)           106
                                               ------------- ------------    ------------  -------------

Income before income taxes                           13,952       16,205          34,300         32,785

Provision for income taxes                            4,295        5,993          11,697         11,977
                                               ------------- ------------    ------------  -------------

Net income                                         $  9,657     $ 10,212        $ 22,603       $ 20,808
                                               ============= ============    ============  =============

Earnings per share
 Basic                                             $   0.41     $   0.46        $   0.96       $   0.93
 Diluted                                           $   0.40     $   0.45        $   0.94       $   0.92
Average common shares outstanding
 Basic                                               23,489       22,407          23,527         22,395
 Diluted                                             24,058       22,620          24,089         22,591



See notes to consolidated financial statements.



                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             Six Months Ended July 31, 2008
                                      (unaudited)
                       (in thousands, except descriptive shares)



                                Common Stock   Additional
                                ------------    Paid-in   Retained   Treasury
                               Shares  Amount   Capital   Earnings    Stock      Total
                               ------  ------  ---------  --------  ----------  --------
Balance January 31, 2008       24,098    $241   $ 99,514  $241,734  $ (37,071)  $304,418


Exercise of options to acquire
 shares of common stock,
 incl. tax benefit                 27                267                             267

Issuance of shares of common
 stock under Employee
 Stock Purchase Plan                9                124                             124

Stock-based compensation                           1,721                           1,721

Net income                                                  20,808                20,808
                               ------  ------  ---------  --------  ----------  --------
Balance July 31, 2008          24,134    $241   $101,626  $262,542  $ (37,071)  $327,338
                               ======  ======  =========  ========  ==========  ========


See notes to consolidated financial statements.


                                         Conn's, Inc.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited) (in thousands)
                                                                        Six Months Ended
                                                                            July 31,
                                                                  ----------------------------
                                                                       2007          2008
                                                                  -------------- -------------
Cash flows from operating activities
 Net income                                                           $  22,603     $  20,808
 Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation                                                            6,321         6,286
  Accretion, net                                                           (351)         (481)
  Provision for bad debts                                                   908           592
  Stock-based compensation                                                1,056         1,721
  Discounts on promotional credit                                         3,524         2,900
  Gains recognized on sales of receivables                              (14,769)      (15,408)
  Decrease in fair value of securitized assets due to assumption
   changes                                                                  878         4,364
  Provision for deferred income taxes                                       579        (3,904)
  (Gains) / losses from sales of property and equipment                    (886)          106
 Changes in operating assets and liabilities:
  Accounts receivable                                                   (15,496)       14,549
  Inventory                                                               2,228       (14,909)
  Prepaid expenses and other assets                                         (95)       (3,889)
  Accounts payable                                                      (15,150)       26,525
  Accrued expenses                                                        1,275         3,932
  Income taxes payable                                                   (1,904)         (218)
  Deferred revenue and allowances                                         2,438         3,214
                                                                  -------------- -------------
Net cash provided by (used in) operating activities                      (6,841)       46,188
                                                                  -------------- -------------
Cash flows from investing activities
 Purchases of property and equipment                                     (8,203)      (10,825)
 Proceeds from sales of property                                          8,860            57
                                                                  -------------- -------------
Net cash provided by (used in) investing activities                         657       (10,768)
                                                                  -------------- -------------
Cash flows from financing activities
 Proceeds from stock issued under employee benefit plans                  1,963           391
 Purchases of treasury stock                                             (8,707)            -
 Excess tax benefits from stock-based compensation                            2             -
 Borrowings under lines of credit                                           800           600
 Payments on lines of credit                                               (800)         (600)
 Payment of promissory notes                                                (45)          (60)
                                                                  -------------- -------------
Net cash provided by (used in) financing activities                      (6,787)          331
                                                                  -------------- -------------
Net change in cash                                                      (12,971)       35,751
Cash and cash equivalents
 Beginning of the year                                                   56,570        11,015
                                                                  -------------- -------------
 End of period                                                        $  43,599     $  46,766
                                                                  ============== =============

See notes to consolidated financial statements.

                                  Conn's , Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                  July 31, 2008

1.  Summary of Significant Accounting Policies

    Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six month period ended July 31, 2008, are not necessarily indicative of the results that may be expected for the year ending January 31, 2009. The financial statements should be read in conjunction with the Company's (as defined below) audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed on March 27, 2008.

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

                                                                                  Three Months Ended
                                                                                       July 31,
                                                                              --------------------------
                                                                                  2007          2008
                                                                              ------------- ------------
Common stock outstanding, net of treasury stock, beginning of period             23,504,760   22,401,836
Weighted average common stock issued in stock option exercises                       58,074        3,696
Weighted average common stock issued to employee stock purchase plan                    933        1,587
Less: Weighted average treasury shares purchased                                   (74,789)            -
                                                                              ------------- ------------
Shares used in computing basic earnings per share                                23,488,978   22,407,119
Dilutive effect of stock options, net of assumed repurchase of treasury stock       569,283      213,300
                                                                              ------------- ------------
Shares used in computing diluted earnings per share                              24,058,261   22,620,419
                                                                              ============= ============


                                                                                   Six Months Ended
                                                                                       July 31,
                                                                              --------------------------
                                                                                   2007         2008
                                                                              ------------- ------------

Common stock outstanding, net of treasury stock, beginning of period             23,641,522   22,374,966
Weighted average common stock issued in stock option exercises                       52,871       16,170
Weighted average common stock issued to employee stock purchase plan                  2,706        3,755
Weighted average number of restricted shares forfeited                                    -            -
Less: Weighted average treasury shares purchased                                  (169,991)            -
                                                                              ------------- ------------
Shares used in computing basic earnings per share                                23,527,108   22,394,891
Dilutive effect of stock options, net of assumed repurchase of treasury stock       561,843      195,665
                                                                              ------------- ------------
Shares used in computing diluted earnings per share                              24,088,951   22,590,556
                                                                              ============= ============

    Reclassifications. Certain reclassifications have been made in the prior year's financial statements to conform to the current year's presentation. In order to present the Company's results on a basis that is more comparable with others in its industry, the Company reclassified advertising expense of $7.4 million and $15.0 million for the three and six months ended July 31, 2007, respectively, that was previously included in costs of goods sold, to selling, general and administrative expense.

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

    For the three and six months ended July 31, 2008, Finance charges and other included a non-cash decrease in the fair value our Interests in securitized assets of $1.2 million and $4.3, respectively, reflecting primarily a higher risk premium added to the discount rate assumption during the quarter ended April 30, 2008, resulting from the volatility in the financial markets, plus adjustments for other changes in the fair value assumptions. During the period ended April 30, 2008, returns required by market participants on many investments increased significantly as a result of continued volatility in the financial markets. Though the Company does not anticipate any significant variation from the current earnings and cash flow performance of the securitized credit portfolio, it increased the risk premium included in the discount rate assumption used in the determination of the fair value of its interests in securitized assets to reflect the higher estimated risk premium it believes a market participant would require if purchasing the asset. Based on a review of the changes in market risk premiums during the three months ended April 30, 2008, and discussions with its investment bankers and financial advisors, the Company estimated that a market participant would require an approximately 300 basis point increase in the required risk premium. As a result, the Company increased the weighted average discount rate assumption from 16.5% at January 31, 2008, to 19.3% at April 30, 2008, after reflecting a 26 basis point decrease in the risk-free interest rate included in the discount rate assumption. Based on its review of available information at July 31, 2008, the Company concluded that a market participant would not require a change in the risk premium from that which was used at April 30, 2008. The weighted average discount rate assumption increased to 19.7% at July 31, 2008, largely as a result of a 42 basis point increase in the risk-free interest rate included in the discount rate assumption. This change, along with higher projected interest rates, contributed to the decrease in fair value for the three months ended July 31, 2008 (see reconciliation of the balance of Interests in securitized assets below). The changes in fair value resulted in a charge to pretax income of $1.2 million and $4.3 million, a charge to net income of $0.8 million, and $2.7 million, and reduced basic and diluted earnings per share by $0.03, and $0.12 for the three and six months ended July 31, 2008.

    The increase in the discount rate will have the effect of deferring income to future periods, but not permanently reducing securitization income or the earnings of the Company. The deferred earnings will be recognized in future periods as interest income on the Interests in securitized assets as the actual cash flows on the receivables are realized. If a market participant were to require a return on investment that is 100 basis points higher than estimated in the Company's calculation, the fair value of its interests in securitized assets would be decreased by an additional $1.7 million as of July 31, 2008. The Company will continue to monitor financial market conditions and, each quarter, as it reassesses the assumptions used may adjust its assumptions up or down, including the risk premiums a market participant will use. As the financial markets, especially with respect to asset-backed securities, have continued to experience a high-level of volatility, the Company will likely be required to record additional non-cash gains and losses in future periods, until such time as financial market conditions stabilize and liquidity available for asset-backed securities improves.

    The following is a reconciliation of the beginning and ending balances of the Interests in securitized assets and the beginning and ending balances of the servicing liability for the three months ended July 31, 2007 and 2008 (in thousands):

                                                                                     Three Months Ended
                                                                                          July 31,
                                                                                 --------------------------
                                                                                     2007          2008
                                                                                 ------------ -------------
Reconciliation of Interests in Securitized Assets:
--------------------------------------------------
 Balance of Interests in securitized assets at beginning of period                  $150,552      $168,900

 Amounts recorded in Finance charges and other:
   Gains associated with increase in portfolio balances                                  305            15
                                                                                 ------------ -------------
   Changes in fair value due to assumption changes:
    Fair value increase (decrease) due to changing portfolio yield                       (65)         (119)
    Fair value increase (decrease) due to lower (higher) projected interest rates        153        (1,036)
    Fair value increase (decrease) due to changes in funding mix                        (564)          198
    Fair value increase (decrease) due to change in risk-free interest rate
     component of discount rate                                                           69          (686)
    Fair value decrease due to higher risk premium included in discount rate               -             -
    Other changes                                                                       (346)          491
                                                                                 ------------ -------------
   Net change in fair value due to assumption changes                                   (753)       (1,152)
                                                                                 ------------ -------------

   Net Gains (Losses) included in Finance charges and other (a)                         (448)       (1,137)

 Change in balance of subordinated security and equity interest due to
   transfers of receivables                                                           16,026         9,885

                                                                                 ------------ -------------
 Balance of Interests in securitized assets at end of period                        $166,130      $177,648
                                                                                 ============ =============

Reconciliation of Servicing Liability:
--------------------------------------

 Balance of servicing liability at beginning of period                              $  1,088      $  1,204

 Amounts recorded in Finance charges and other:
   Increase associated with change in portfolio balances                                   9            52
   Increase (decrease) due to change in discount rate                                      1            (1)
   Other changes                                                                          13            24
                                                                                 ------------ -------------
   Net change included in Finance charges and other (b)                                   23            75

 Balance of servicing liability at end of period                                    $  1,111      $  1,279
                                                                                 ============ =============

Net increase (decrease) in fair value included
   in Finance charges and other (a) - (b)                                           $   (471)     $ (1,212)
                                                                                 ============ =============

    The following is a reconciliation of the beginning and ending balances of the Interests in securitized assets and the beginning and ending balances of the servicing liability for the six months ended July 31, 2007 and 2008 (in thousands):

                                                                                     Six Months Ended
                                                                                         July 31,
                                                                                --------------------------
                                                                                   2007          2008
                                                                                ------------ -------------
Reconciliation of Interests in Securitized Assets:
--------------------------------------------------
 Balance of Interests in securitized assets at beginning of period                 $136,848      $178,150

 Amounts recorded in Finance charges and other:
   Gains associated with increase in portfolio balances                                 531           167
                                                                                ------------ -------------
   Changes in fair value due to assumption changes:
   Fair value increase (decrease) due to changing portfolio yield                       204          (816)
   Fair value increase (decrease) due to lower (higher) projected interest rates        197          (123)
   Fair value increase (decrease) due to changes in funding mix                      (1,197)        1,253
   Fair value increase (decrease) due to change in risk-free interest rate
       component of discount rate                                                       404          (238)
   Fair value decrease due to higher risk premium included in discount rate               -        (5,128)
   Other changes                                                                       (486)          688
                                                                                ------------ -------------
   Net change in fair value due to assumption changes                                  (878)       (4,364)
                                                                                ------------ -------------

   Net Gains (Losses) included in Finance charges and other (a)                        (347)       (4,197)

 Change in balance of subordinated security and equity interest due to
   transfers of receivables                                                          29,629         3,695

                                                                                ------------ -------------
 Balance of Interests in securitized assets at end of period                       $166,130      $177,648
                                                                                ============ =============

Reconciliation of Servicing Liability:
--------------------------------------

 Balance of servicing liability at beginning of period                             $  1,052      $  1,197

 Amounts recorded in Finance charges and other:
   Increase associated with change in portfolio balances                                 46            86
   Increase (decrease) due to change in discount rate                                     2           (20)
   Other changes                                                                         11            16
                                                                                ------------ -------------
   Net change included in Finance charges and other (b)                                  59            82

 Balance of servicing liability at end of period                                   $  1,111      $  1,279
                                                                                ============ =============

Net increase (decrease) in fair value included
   in Finance charges and other (a) - (b)                                          $   (406)     $ (4,279)
                                                                                ============ =============


3.  Supplemental Disclosure of Revenue

    The following is a summary of the classification of the amounts included as Finance charges and other for the three and six months ended July 31, 2007 and 2008 (in thousands):

                                                   Three Months ended        Six Months ended
                                                        July 31,                 July 31,
                                                 ----------------------- -------------------------
                                                    2007        2008        2007         2008
                                                 ---------- ------------ ----------  -------------
Securitization income:
 Servicing fees received                           $ 5,959     $  6,406    $11,778       $ 12,860
 Gains on sale of receivables, net                   7,607        8,578     14,769         15,408
 Change in fair value of securitized assets           (753)      (1,152)      (878)        (4,364)
 Interest earned on retained interests               5,565        7,650     10,669         14,917
                                                 ---------- ------------ ----------  -------------
   Total securitization income                      18,378       21,482     36,338         38,821
Insurance commissions                                5,573        5,735     10,834         10,940
Other                                                  575          676      1,299          1,617
                                                 ---------- ------------ ----------  -------------
   Finance charges and other                       $24,526     $ 27,893    $48,471       $ 51,378
                                                 ========== ============ ==========  =============

4.  Supplemental Disclosure Regarding Managed Receivables

    The following tables present quantitative information about the receivables portfolios managed by the Company (in thousands):

                                               Total Principal Amount    Principal Amount 60 Days
                                                    of Receivables          or More Past Due (1)
                                               ------------------------- ------------------------
                                               January 31,   July 31,    January 31,   July 31,
                                                  2008         2008         2008         2008
                                               ----------- ------------- ----------- ------------
 Primary portfolio:
            Installment                           $463,257      $488,855     $29,997      $29,286
            Revolving                               48,329        42,476       1,561        1,657
                                               ----------- ------------- ----------- ------------
 Subtotal                                          511,586       531,331      31,558       30,943
 Secondary portfolio:
            Installment                            143,281       163,595      18,220       17,451
                                               ----------- ------------- ----------- ------------
 Total receivables managed                         654,867       694,926      49,778       48,394
 Less receivables sold                             645,862       686,532      47,778       46,606
                                               ----------- ------------- ----------- ------------
 Receivables not sold                                9,005         8,394      $2,000       $1,788
                                                                         =========== ============
 Non-customer receivables                           27,095        21,117
                                               ----------- -------------
           Total accounts receivable, net          $36,100       $29,511
                                               =========== =============

(1) Amounts are based on end of period balances. The principal amount 60 days or more past due relative to total receivables managed is not necessarily indicative of relative balances expected at other times during the year due to seasonal fluctuations in delinquency.


                                           Average            Net Credit
                                          Balances          Charge-offs (1)
                                     -------------------  -------------------
                                     Three Months Ended   Three Months Ended
                                          July 31,             July 31,
                                     -------------------  -------------------
                                       2007       2008       2007      2008
                                     ---------  --------  ----------  -------
 Primary portfolio:
            Installment               $399,909  $480,369
            Revolving                   52,215    43,158
                                     ---------  --------
 Subtotal                              452,124   523,527      $2,569  $ 3,422
 Secondary portfolio:
            Installment                142,970   158,900         922    1,333
                                     ---------  --------  ----------  -------
 Total receivables managed             595,094   682,427       3,491    4,755
 Less receivables sold                 585,672   673,854       3,318    4,544
                                     ---------  --------  ----------  -------
 Receivables not sold                 $  9,422  $  8,573      $  173  $   211
                                     =========  ========  ==========  =======

                                           Average            Net Credit
                                          Balances          Charge-offs (1)
                                     -------------------  -------------------
                                      Six Months Ended     Six Months Ended
                                          July 31,             July 31,
                                     -------------------  -------------------
                                       2007       2008       2007      2008
                                     ---------  --------  ----------  -------
 Primary portfolio:
            Installment               $392,376  $473,629
            Revolving                   52,571    45,220
                                     ---------  --------
 Subtotal                              444,947   518,849      $5,493  $ 7,010
 Secondary portfolio:
            Installment                140,768   153,613       1,881    3,081
                                     ---------  --------  ----------  -------
 Total receivables managed             585,715   672,462       7,374   10,091
 Less receivables sold                 576,144   663,727       7,004    9,725
                                     ---------  --------  ----------  -------
 Receivables not sold                 $  9,571  $  8,735      $  370  $   366
                                     =========  ========  ==========  =======

(1) Amounts represent total credit charge-offs, net of recoveries, on total receivables.

5.  Debt and Letters of Credit

    On March 26, 2008, the Company executed an amendment to its bank credit facility, to increase the commitment from $50 million to $100 million, to provide additional liquidity, if needed, to support its growth plans. In addition to the expanded commitment, the interest margin added to the applicable base rate was increased by 25 basis points. At July 31, 2008, the Company had $98.3 million of its $100 million revolving credit facility available for borrowings. The amounts utilized under the revolving credit facility reflected $1.7 million related to letters of credit issued under the facility. This credit facility matures in October 2010. See Note 7 for additional information regarding the Company's credit facility.

    There were no amounts outstanding under a short-term revolving bank agreement that provides up to $8.0 million of availability on an unsecured basis. This unsecured facility matures in October 2008.

    The Company utilizes unsecured letters of credit to secure a portion of the QSPE's asset-backed securitization program, deductibles under the Company's property and casualty insurance programs and international product purchases. At July 31, 2008, the Company had outstanding unsecured letters of credit of $21.9 million. These letters of credit were issued under the three following separate facilities:

     o The Company has a $5.0 million sub limit provided under its revolving line of credit for stand-by and import letters of credit. At July 31, 2008, $1.7 million of letters of credit were outstanding and callable at the option of the Company's property and casualty insurance carriers if the Company does not honor its requirement to fund deductible amounts as billed under its insurance programs. Upon completion of the new credit facility discussed in Note 7, these letters of credit are now provided under that facility's $40 million sub limit for letters of credit.

     o The Company has arranged for a $20.0 million stand-by letter of credit to provide assurance to the trustee of the asset-backed securitization program that funds collected by the Company, as the servicer, would be remitted as required under the base indenture and other related documents. The letter of credit has a term of one year and expires on August 31, 2008. The Company expects to replace this letter of credit by issuing a new letter of credit under the new credit facility discussed in Note 7, which provides a $40 million sub limit for letters of credit.

     o The Company obtained a $10.0 million commitment for trade letters of credit to secure product purchases under an international arrangement. At July 31, 2008, there was $0.2 million outstanding under this commitment. The letter of credit commitment expires in November 2008. No letter of credit issued under this commitment can have an expiration date more than 180 days after the commitment expiration date. Upon completion of the new credit facility discussed in Note 7, these letters of credit are now provided under that facility's $40 million sub limit for letters of credit.

    The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $35.0 million as of July 31, 2008.

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

    Service Maintenance Agreement Obligations. The Company sells service maintenance agreements that extend the period of covered warranty service on the products the Company sells. For certain of the service maintenance agreements sold, the Company is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The typical term for these agreements is between 12 and 36 months. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sale and recorded in revenues in the statement of operations over the life of the agreements. The amounts of service maintenance agreement revenue deferred at January 31, 2008 and July 31, 2008 were $6.6 million and $7.2 million, respectively, and are included in Deferred revenue and allowances in the accompanying balance sheets.

7.  Subsequent Event

    Effective August 14, 2008, the Company entered into a $210 million revolving loan facility that provides funding based on a borrowing base calculation that includes accounts receivable and inventory. The new facility, which replaced the Company's $100 million revolving credit facility discussed in Note 5, matures in August 2011 and bears interest at LIBOR plus a spread ranging from 225 basis points to 275 basis points, based on a fixed charge coverage ratio. The spread will be 225 basis points for the first six months under the facility, and then will be subject to adjustment as discussed above. In addition to the fixed charge coverage ratio, the new revolving loan facility includes a leverage ratio requirement, a minimum receivables cash recovery percentage requirement, a net capital expenditures limit and combined portfolio performance covenants. In conjunction with completing this financing arrangement, the Company's QSPE amended certain of its borrowing agreements to provide for the existence of the Company's revolving loan facility and adjust certain terms of its borrowing agreement to current market requirements, including reducing the advance on its variable funding note facility from a maximum of 85% to a maximum of 76%, the modification of the fixed charge coverage and leverage ratios to match those in the new revolving loan facility and addition of combined portfolio performance covenants. As a result of completing the new revolving credit facility and amendments to the QSPE's borrowing agreements, a larger portion of the accounts receivable the Company generates will be retained by the Company and not sold to the QSPE, and as such will be included in the Company's consolidated balance sheet, and the Company's retained interest in receivables transferred to the QSPE will increase.

    Additionally, on August 28, 2008, the Company's QSPE completed an extension of the maturity date on its 364-day commitment to August 13, 2009. In conjunction with the renewal, the cost of borrowings under this $300 million facility increased and will now bear interest at the commercial paper rate plus 250 basis points, in most instances.

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

     o    our intention to update, relocate or expand existing stores;

     o    our ability to introduce additional product categories;

     o our ability to obtain capital for required capital expenditures and costs related to the opening of new stores or to update, relocate or expand existing stores;

     o our cash flows from operations, borrowings from our revolving line of credit and proceeds from securitizations to fund our operations, debt repayment and expansion;

     o our ability and our QSPE's ability to obtain additional funding for the purpose of funding the receivables generated by us, including limitations on the ability of our QSPE to obtain financing through its commercial paper-based funding sources and its ability to maintain the current credit rating issued by a recognized statistical rating organization;

     o    the cost of any renewed or replacement credit facilities;

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

     o    changes in our stock price;

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

    We currently operate 73 retail locations in Texas, Louisiana and Oklahoma, and have additional stores under development.

    Unlike many of our competitors, we provide flexible in-house credit options for our customers. In the last three years, we financed, on average, approximately 59% of our retail sales through our internal credit programs. We finance a large portion of our customer receivables through an asset-backed securitization facility, and we derive servicing fee income and interest income from these assets. As part of our asset-backed securitization facility, we have created a qualifying special purpose entity, which we refer to as the QSPE or the Issuer, to purchase customer receivables from us and issue medium-term and variable funding notes secured by the receivables to third parties to finance its acquisition of the receivables. We transfer receivables, consisting of retail installment and revolving account receivables extended to our customers, to the issuer in exchange for cash and subordinated securities. In August 2008, we entered into an asset based loan agreement to provide financing for a portion of our receivables. Receivables financed by this facility will be carried on our balance sheet and we will derive interest income from these assets.

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

Executive Overview

    This narrative is intended to provide an executive level overview of our operations for the three and six months ended July 31, 2008. A detailed explanation of the changes in our operations for these periods as compared to the prior year is included under Results of Operations. As explained in that section, our pretax income for the quarter ended July 31, 2008, increased approximately $2.3 million, or 16.1% and our pretax income for the six months ended July 31, 2008, decreased approximately $1.5 or 4.4%, primarily as a result of a $4.3 million non-cash decrease in the fair value of our interests in securitized assets. Some of the more specific items impacting our operating and pretax income were:

o Total revenues increased 7.4% on a net sales increase of 6.5%, with a same store sales decrease of 1.4% for the quarter and total revenues increased 6.9% on a net sales increase of 7.0%, with a same store sales decrease of 0.2% for the six months ended July 31, 2008. Total revenues were negatively impacted for the three and six months ended July 31, 2008, by $1.2 million and $4.3 million non-cash fair value adjustments, respectively.

o The addition of stores in our existing Houston, Dallas/Fort Worth, San Antonio and South Texas markets and a new store in Oklahoma had a positive impact on our revenues. We achieved approximately $14.4 million and $26.4 million of increases in product sales and service maintenance agreement commissions for the three and six months ended July 31, 2008, respectively, from the eleven new stores that were opened in these markets after February 1, 2007. Our plans provide for the opening of additional stores in and around existing markets during fiscal 2009 as we focus on leveraging our existing infrastructure.

o Deferred interest and "same as cash" plans continue to be an important part of our sales promotion plans and are utilized to provide a wide variety of financing to enable us to appeal to a broader customer base. For the three and six months ended July 31, 2008, $35.2 million, or 20.1%, and $80.8 million, or 22.8%, respectively, of our product sales were financed by deferred interest and "same as cash" plans. For the comparable periods in the prior year, product sales financed by deferred interest and "same as cash" sales were $44.0 million, or 26.9% and $88.1 million, or 26.7%. Our promotional credit programs (same as cash and deferred interest programs), which require monthly payments, are reserved for our highest credit quality customers, thereby reducing the overall risk in the portfolio, and are used primarily to finance sales of our highest margin products. We expect to continue to offer extended term promotional credit in the future.

o Our gross margin decreased from 37.4% to 36.4% for the three months ended July 31, 2008, and from 38.0% to 35.8% for the six months ended July 31, 2008, when compared to the same period in the prior year. The decline resulted primarily from a reduction of product gross margins from 23.5% to 21.9%, and 24.4% to 22.3% for the three and six months ended July 31, 2008, respectively, when compared to the same period in the prior year, and a $1.2 million and $4.3 million non-cash decrease in the fair value of our interests in securitized assets for the three and six months ended July 31, 2008, respectively. The product gross margins were negatively impacted by a highly price competitive retail market, especially in consumer electronics.

o Total Finance charges and other increased 13.7% and 6.0% for the three and six months ended July 31, 2008. Total gains on sales, servicing fees and interest on retained interests increased $3.5 million, or 18.3% and $6.0 million, or 16.0%, during the three and six months ended July 31, 2008, respectively, as compared to the prior year, driven primarily by growth in the sold portfolio over the past year and a reduction in borrowing costs, partially offset by a higher net credit loss rate. The net credit loss rate rose to 2.8% and 3.0% for the three and six months ended July 31, 2008, respectively, from 2.3% and 2.5% for the same periods in the prior year, but is expected to remain at or below 3.0% for the remainder of the current fiscal year. The decrease in fair value of our Interests in securitized assets for the three months ended July 31, 2008 was due to higher projected interest rates. The decrease in the fair value of our Interests in securitized assets for the six months ended July 31, 2008 was primarily a result of an increase in the estimated risk premium expected by a market participant included in the discount rate assumption in the discounted cash flow model used to determine the fair value of our interests in securitized assets. The risk premium included in the discount rate assumption was increased due to the continued volatility in the financial markets during the period and is not related to the performance of the credit portfolio or our credit collection operations.

o During the three and six months ended July 31, 2008, Selling, general and administrative (SG&A) expense decreased as a percent of revenues to 28.8% and 28.2%, respectively, from 30.5% and 29.7% in the prior year period. The improvement was driven largely by lower compensation costs in absolute dollars and as a percent of revenues as compared to the prior year, as well as reduced advertising expense as a percent of revenues. Additionally, reductions in certain store operating expenses, including repairs and maintenance and janitorial services contributed to the improvement. Partially offsetting these improvements were increases in utilities expense and stock-based compensation expense.

o The provision for income taxes for the three and six months ended July 31, 2008, was impacted primarily by the change in pre-tax income. The provision for income taxes for the three and six months ended July 31, 2007 was impacted by the one-time reversal of approximately $0.9 million of accrued Texas margin tax.

Operational Changes and Resulting Outlook

    We have three stores under development that we expect to open by January 31, 2009. In addition to these three stores, through August 28, 2008, we had already opened four new and three replacement stores. This represents a total of ten stores, including seven new and three replacement stores, that we expect to open by January 31, 2009. We have additional sites under consideration for future development and continue to evaluate our store opening plans for future years, in light of capital availability.

    As a result of the completion of our new $210 million revolving credit facility, we will begin retaining a larger portion of the accounts receivables we generate on our balance sheet, as opposed to transferring them to our QSPE. As such, as compared to the net interest earnings of our QSPE, which are recorded based on fair value as securitization income in Finance charges and other, for the receivables we retain we will begin reporting interest income on the receivables as earned, which is included in Finance charges and other, a Provision for bad debts based on future expected write-offs of the receivables and Interest expense as incurred, beginning in the quarter ended October 31, 2008.

    The consumer electronics industry depends on new products to drive same store sales increases. Typically, these new products, such as high-definition televisions, DVD players, digital cameras, MP3 players and GPS devices are introduced at relatively high price points that are then gradually reduced as the product becomes mainstream. To sustain positive same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps drive the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. This has historically been our experience, and we continue to adjust our marketing strategies to address this challenge through the introduction of new product categories and new products within our existing categories. Over the past year, our gross margins have been negatively impacted by price competition on flat panel televisions. As a result, our product gross margins began declining in the second quarter of fiscal year 2008. We expect our product gross margins to stabilize relative to prior year comparisons beginning in the third quarter, though there is no guarantee that pricing pressures will not intensify.

Application of Critical Accounting Policies

    In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information, advice of experts and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as "critical accounting estimates." We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of July 31, 2008.

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

      During the three months ended April 30, 2008, risk premiums required by market participants on many investments increased as a result of continued volatility in the financial markets. Though we do not anticipate any significant variation from the current earnings and cash flow performance of our securitized credit portfolio, we increased the risk premium included in the discount rate assumption used in the determination of the fair value of our interests in securitized assets to reflect the higher expected risk premiums included in investment returns we believe a market participant would require if purchasing our interests. Based on a review of the changes in market risk premiums during the three months ended April 30, 2008, and discussions with our investment bankers and financial advisors, we estimated that a market participant would require an approximately 300 basis point increase in the required risk premium. As a result, the Company increased the weighted average discount rate assumption from 16.5% at January 31, 2008, to 19.3% at April 30, 2008, after reflecting a 26 basis point decrease in the risk-free interest rate included in the discount rate assumption. Based on its review of available information at July 31, 2008, the Company concluded that a market participant would not require a change in the risk premium from that which as used at April 30, 2008. Due to the continued volatility in the securitization market, we eliminated the assumed bond offering included in our January 31, 2008, valuation and in its place have included an estimate of the increase in borrowing costs due to the expected renewal of a portion of the QSPE's financing facilities that we estimate a market participant would use in determining the fair value of our Interests in securitized assets as of July 31, 2008. The increase in the discount rate has the effect of deferring income to future periods, but not permanently reducing securitization income or our earnings. If a market participant were to require a risk premium that is 100 basis points higher than we estimated in the fair value calculation, the fair value of our Interests in securitized assets would be decreased by an additional $1.7 million as of July 31, 2008. If we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), our Interests in securitized assets and Finance charges and other would have been reduced by $7.1 million as of July 31, 2008. If the assumption used for estimating credit losses was increased by 0.5%, the impact to Finance charges and other would have been a reduction in revenues and pretax income of $2.6 million as of July 31, 2008.

    Revenue Recognition. Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell service maintenance renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amount of service maintenance agreement revenue deferred at July 31, 2008, and January 31, 2008, was $7.2 million and $6.6 million, respectively, and is included in Deferred revenues and allowances in the accompanying balance sheets.

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

Results of Operations

    The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

                                                               Three Months Ended       Six Months Ended
                                                                    July 31,                July 31,
                                                            ------------------------ -----------------------
                                                               2007          2008       2007        2008
                                                            ----------- ------------ ---------- ------------
Revenues:
   Product sales                                                  80.4%        80.2%      80.8%        81.3%
   Service maintenance agreement commissions (net)                 4.5          4.5        4.5          4.5
   Service revenues                                                3.0          2.5        2.8          2.4
                                                            ----------- ------------ ---------- ------------
     Total net sales                                              87.9         87.2       88.1         88.2

   Finance charges and other                                      12.3         13.3       12.0         12.7
   Net increase (decrease) in fair value                          (0.2)        (0.5)      (0.1)        (0.9)
                                                            ----------- ------------ ---------- ------------
     Total finance charges and other                              12.1         12.8       11.9         11.8
                                                            ----------- ------------ ---------- ------------

          Total revenues                                         100.0        100.0      100.0        100.0
Costs and expenses:
   Cost of goods sold, including
   warehousing and occupancy cost                                 61.6         62.6       61.0         63.1
   Cost of parts sold, including
   warehousing and occupancy cost                                  1.0          1.0        1.0          1.1
   Selling, general and administrative expense                    30.5         28.8       29.7         28.2
   Provision for bad debts                                         0.2          0.2        0.2          0.1
                                                            ----------- ------------ ---------- ------------
          Total costs and expenses                                93.3         92.6       91.9         92.5
                                                            ----------- ------------ ---------- ------------
   Operating income                                                6.7          7.4        8.1          7.5
   Interest income, net                                           (0.1)        (0.0)      (0.1)         0.0
   Other (income) / expense, net                                   0.0          0.1       (0.2)         0.0
                                                            ----------- ------------ ---------- ------------
   Income before income taxes                                      6.8          7.3        8.4          7.5
   Provision for income taxes                                      2.1          2.7        2.9          2.7
                                                            ----------- ------------ ---------- ------------
   Net income                                                      4.7%         4.6%       5.5%         4.8%
                                                            =========== ============ ========== ============

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

Three Months Ended July 31, 2008 Compared to Three Months Ended July 31, 2007

--------------------------------- ------------ ------------- ------------------
                                                                  Change
                                                             ------------------
(Dollars in Millions)                2008          2007         $         %
--------------------------------- ------------ ------------- ------------------

Net sales                          $ 190.6        $179.0      11.6        6.5
--------------------------------- ------------ ------------- --------- --------
Finance charges and other             29.1          25.0       4.1       16.4
--------------------------------- ------------ ------------- --------- --------
Net decrease in fair value            (1.2)         (0.5)     (0.7)     140.0
--------------------------------- ------------ ------------- --------- --------
Total Revenues                     $ 218.5       $ 203.5      15.0        7.4
--------------------------------- ------------ ------------- --------- --------

     The $11.6 million increase in net sales was made up of the following:

     o a $14.4 million increase generated by eleven retail locations that were not open for the three months in each period; and

     o a $2.5 million same store sales decrease of 1.4%, driven by weakness in appliances and lawn and garden products which offset strong growth in consumer electronics, especially LCD televisions;

     o a $0.3 million increase resulted from a decrease in discounts on extended-term promotional credit sales (those with terms longer than 12 months).

     o    a $0.6 million decrease resulted from a decrease in service revenues.

    The components of the $11.6 million increase in net sales were a $11.4 million increase in Product sales and a $0.2 million increase in service maintenance agreement commissions and service revenues. The $11.4 million increase in product sales resulted from the following:

     o approximately $14.8 million increase attributable to an overall increase in the average unit price. The increase was due primarily to a change in the mix of product sales, driven by an increase in the consumer electronics category, which has the highest average price point of any category, as a percentage of total product sales. Additionally, there were category price point increases as a result of a shift to higher-priced high-efficiency laundry items and increases in laptop computer and video game equipment sales, partially offset by a decline in the average price points on our electronics, and lawn and garden categories, and

     o approximately $3.4 million decrease attributable to decreases in total unit sales, due primarily to decreased home appliance sales, which offset solid growth in consumer electronics.

    The $0.2 million increase in service maintenance agreement commissions and service revenues was driven by increased sales of service maintenance agreements due to higher product sales, partially offset by lower service revenues.

         The following table presents the makeup of net sales by product category in each quarter, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

                                              Three Months Ended July 31,
                                 -----------------------------------------------------
                                            2007                     2008
                                 ------------------------- ---------------------------   Percent
            Category                Amount      Percent       Amount       Percent        Change
                                 ------------ ------------ ------------ -------------- -------------
Consumer electronics                $ 54,061       30.2%     $ 63,033        33.1%      16.6%    (1)
Home appliances                       60,732       33.9        60,920        31.9        0.3     (2)
Track                                 20,425       11.4        23,180        12.1       13.5     (3)
Furniture and mattresses              15,284        8.6        16,558         8.7        8.3     (4)
Lawn and garden                        8,555        4.8         7,027         3.7      (17.9)    (5)
Delivery                               3,301        1.8         3,209         1.7       (2.8)    (6)
Other                                  1,435        0.8         1,313         0.7       (8.5)
                                 ------------ ------------ ------------ --------------
     Total product sales             163,793       91.5       175,240        91.9        7.0
Service maintenance agreement
 commissions                           9,071        5.1         9,911         5.2        9.3     (7)
Service revenues                       6,137        3.4         5,488         2.9      (10.6)    (8)
                                 ------------ ------------ ------------ --------------
     Total net sales                $179,001      100.0%     $190,639       100.0%       6.5%
                                 ============ ============ ============ ==============

          -------------------------------------
     (1)  This   increase  is  due  to  continued   consumer   interest  in  LCD
          televisions,   which  offset   declines  in   projection   and  plasma
          televisions.

     (2) The home appliance category increased slightly on strong room air conditioning sales and an increase in laundry sales, as the appliance market in general showed continued weakness.
     (3) The increase in track sales (consisting largely of computers, computer peripherals, video game equipment, portable electronics and small appliances) is driven primarily by increased video game equipment and laptop computer sales, and the addition of GPS devices.
     (4) This increase is due to store expansion and higher furniture sales driven by the impact of additional vendors and product offerings.
     (5) This category was impacted by lower rainfall during this year's fiscal quarter negatively impacting the selling season as compared to fiscal 2008.
     (6) This decrease was due to a reduction in the total number of deliveries.
     (7)  This increase is due to the increase in product sales.
     (8) This decrease is driven by a decrease in the number of warranty service calls performed by our technicians.

    Total Finance charges and other increased 13.7% for the quarter ended July 31, 2008, as securitization income increased by $3.1 million, or 16.9%, net of a $1.2 million decrease in the fair value of our Interests in securitized assets. The increase in total Finance charges and other was due primarily to the growth of our portfolio and reduced borrowing costs due to lower short-term interest rates in the commercial-paper market and a higher percentage of the QSPE's borrowings being under its commercial-paper based borrowing facility. These decreases were partially offset by a higher net credit loss rate, which increased from 2.3% in the prior year to 2.8% in the quarter ended July 31, 2008. The decrease in the fair value of our Interests in securitized assets was primarily a result of an increase in the projected interest rates used in the discounted cash flow model used to determine the fair value of our interests in securitized assets.

----------------------------------- ---------- -------------- ------------------
                                                                   Change
                                                              ------------------
(Dollars in Millions)                  2008         2007         $         %
----------------------------------- ---------- -------------- --------- --------
Cost of goods sold                     $136.8       $125.3      11.5      9.2
----------------------------------- ---------- -------------- --------- --------
As a percent of net product sales      78.1%         76.5%                1.6
----------------------------------- ---------- -------------- --------- --------

    Cost of goods sold increased as a percent of net product sales from the 2007 period to the 2008 period due to pricing pressures in retailing in general, and especially on flat-panel TV's.

----------------------------------- ---------- -------------- ------------------
                                                                   Change
                                                              ------------------
(Dollars in Millions)                  2008         2007         $         %
----------------------------------- ---------- -------------- --------- --------
Cost of service parts sold              $2.3         $2.1       0.2       9.5
----------------------------------- ---------- -------------- --------- --------
As a percent of service revenues       41.3%         34.6%                6.7
----------------------------------- ---------- -------------- --------- --------

    This increase was due primarily to a 22.6% increase in parts sales, which grew faster than labor sales.

----------------------------------- ---------- -------------- ------------------
                                                                   Change
                                                              ------------------
(Dollars in Millions)                  2008         2007         $         %
----------------------------------- ---------- -------------- --------- --------
Selling, general and administrative
 expense                              $62.9         $62.1      0.8       1.3
----------------------------------- ---------- -------------- --------- --------
As a percent of total revenues        28.8%         30.5%               (1.7)
----------------------------------- ---------- -------------- --------- --------

    The increase in SG&A expense was largely attributable to the growth of the Company and addition of new stores. The improvement in our SG&A expense as a percent of revenues was largely driven by lower compensation costs in absolute dollars and as a percent of revenues as compared to the prior year, as well as reduced advertising expense as a percent of revenues. Additionally, reductions in certain store operating expenses, including repairs and maintenance and janitorial services contributed to the improvement. Partially offsetting these improvements were increases in utilities, management information systems and stock-based compensation expenses.

----------------------------------- ---------- -------------- ------------------
                                                                   Change
                                                              ------------------
(Dollars in Thousands)                2008         2007         $         %
----------------------------------- ---------- -------------- ------------------
Interest income, net                  $(85)       $(251)       166      (66.1)
----------------------------------- ---------- -------------- ------------------

    The decrease in net interest income was a result of a decrease in interest income from invested funds due to lower balances of invested cash and lower interest rates earned on amounts invested.

----------------------------------- ---------- -------------- ------------------
                                                                   Change
                                                              ------------------
(Dollars in Millions)                  2008         2007         $         %
----------------------------------- ---------- -------------- --------- --------
Provision for income taxes             $6.0         $4.3        1.7      39.5
----------------------------------- ---------- -------------- --------- --------
As a percent of income before
 income taxes                          37.0%        30.8%                 6.2
----------------------------------- ---------- -------------- --------- --------

    This increase in taxes as a percent of income before income taxes was impacted primarily by the one-time reversal of approximately $0.9 million of accrued Texas margin tax in the prior year period.

Six Months Ended July 31, 2008 Compared to Six Months Ended July 31, 2007

----------------------------------- ---------- -------------- ------------------
                                                                   Change
                                                              ------------------
(Dollars in Millions)                  2008         2007         $         %
----------------------------------- ---------- -------------- --------- --------
Net sales                             $ 385.7      $360.3       25.4      7.0
----------------------------------- ---------- -------------- --------- --------
Finance charges and other                55.7        48.9        6.8     13.9
----------------------------------- ---------- -------------- --------- --------
Net decrease in fair value               (4.3)       (0.4)      (3.9)     N/A
----------------------------------- ---------- -------------- --------- --------
Total Revenues                        $ 437.1     $ 408.8       28.3      6.9
----------------------------------- ---------- -------------- --------- --------

    The $25.4 million increase in net sales was made up of the following:

     o a $26.4 million increase generated by eleven retail locations that were not open for the six months in each period;

     o a $0.7 million same store sales decrease of 0.2%, driven by weakness in appliance and lawn and garden sales;

     o a $0.6 million increase resulted from a decrease in discounts on extended-term promotional credit sales (those with terms longer than 12 months); and

     o    a $0.9 million decrease resulted from a decrease in service revenues.

    The components of the $25.4 million increase in net sales were a $24.7 million increase in Product sales and a $0.7 million increase in service maintenance agreement commissions and service revenues. The $24.7 million increase in product sales resulted from the following:

     o approximately $30.5 million increase attributable to an overall increase in the average unit price. The increase was due primarily to a change in the mix of product sales, driven by an increase in the consumer electronics category, which has the highest average price point of any category, as a percentage of total product sales. Additionally, there were category price point increases as a result of a shift to higher-priced high-efficiency laundry items and increases in laptop computer and video game equipment sales, partially offset by a decline in the average price points on our electronics, and lawn and garden categories, and

     o approximately $5.8 million decrease attributable to decreases in total unit sales, due primarily to decreased home appliance sales, which offset solid growth in consumer electronics.

    The $0.7 million increase in service maintenance agreement commissions and service revenues was driven by increased sales of service maintenance agreements due to higher product sales, partially offset by lower service revenues.

         The following table presents the makeup of net sales by product category, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

                                             Six Months Ended July 31,
                                 --------------------------------------------------
                                           2007                     2008
                                 ------------------------ -------------------------   Percent
            Category                Amount      Percent     Amount       Percent       Change
                                 ------------ ----------- ----------- ------------- ------------
Consumer electronics                $112,249        31.1%    $136,832         35.5%     21.9%    (1)
Home appliances                      118,444        32.9      116,104         30.1      (2.0)    (2)
Track                                 42,736        11.9       46,266         12.0       8.3     (3)
Furniture and mattresses              33,201         9.2       34,271          8.9       3.2     (4)
Lawn and garden                       14,711         4.1       12,702          3.3     (13.7)    (5)
Delivery                               6,365         1.8        6,346          1.6      (0.3)    (6)
Other                                  2,726         0.7        2,630          0.6      (3.5)
                                 ------------ ----------- ----------- -------------
     Total product sales             330,432        91.7      355,151         92.0       7.5
Service maintenance agreement
 commissions                          18,352         5.1       19,881          5.2       8.3     (7)
Service revenues                      11,582         3.2       10,680          2.8      (7.8)    (8)
                                 ------------ ----------- ----------- -------------
     Total net sales                $360,366       100.0%    $385,712        100.0%      7.0%
                                 ============ =========== =========== =============

          ----------------------------------
     (1) This increase is due to continued consumer interest in LCD televisions, which offset declines in projection and plasma televisions.
     (2) The home appliance category declined primarily due to lower refrigeration sales, as room air sales increased, and the appliance market in general showed continued weakness.
     (3) The increase in track sales (consisting largely of computers, computer peripherals, video game equipment, portable electronics and small appliances) is driven primarily by increased video game equipment and laptop computer sales, and the addition of GPS devices, partially offset by declines in camcorder and camera sales.
     (4) This increase is due to store expansion and a change in our furniture and mattresses merchandising driven by the multi-vendor strategy implemented during the prior year.
     (5) This category was impacted by lower rainfall during this year's fiscal period negatively impacting the selling season as compared to fiscal 2008.
     (6) This decrease was due to a reduction in the total number of deliveries.
     (7)  This increase is due to the increase in product sales.
     (8) This decrease is driven by a decrease in the number of warranty service calls performed by our technicians.

    Total Finance charges and other increased 6.0% for the period ended July 31, 2008, as securitization income increased by $2.5 million, or 6.8%, net of a $4.3 million decrease in the fair value of our Interests in securitized assets. The increase in total Finance charges and other was due primarily due to the growth of our portfolio and lower borrowing costs, partially offset by a higher net credit loss rate. The decrease in the fair value of our Interests in securitized assets was primarily a result of an increase in the estimated risk premium expected by a market participant included in the discount rate assumption used in the discounted cash flow model used to determine the fair value of our interests in securitized assets. The risk premium included in the discount rate assumption was increased due to the continued volatility in the financial markets during the period and is not related to the performance of the credit portfolio or our credit collection operations.

----------------------------------- ---------- -------------- ------------------
                                                                   Change
                                                              ------------------
(Dollars in Millions)                  2008         2007         $         %
----------------------------------- ---------- -------------- --------- --------
Cost of goods sold                    $275.8      $249.7        26.1     10.5
----------------------------------- ---------- -------------- --------- --------
As a percent of net product sales      77.7%        75.6%                 2.1
----------------------------------- ---------- -------------- --------- --------

    Cost of goods sold increased as a percent of net product sales from the 2007 period to the 2008 period due to pricing pressures in retailing in general, and especially on flat-panel TV's.

----------------------------------- ---------- -------------- ------------------
                                                                   Change
                                                              ------------------
(Dollars in Millions)                  2008         2007         $         %
----------------------------------- ---------- -------------- --------- --------
Cost of service parts sold             $4.6        $4.0        0.6       15.2
----------------------------------- ---------- -------------- --------- --------
As a percent of service revenues      43.0%       34.4%                   8.6
----------------------------------- ---------- -------------- --------- --------

    This increase was due primarily to a 21.8% increase in parts sales, which grew faster than labor sales.

----------------------------------- ---------- -------------- ------------------
                                                                   Change
                                                              ------------------
(Dollars in Millions)                  2008         2007         $         %
----------------------------------- ---------- -------------- --------- --------
Selling, general and administrative
 expense                             $123.3        $121.3       2.2       1.6
----------------------------------- ---------- -------------- --------- --------
As a percent of total revenues        28.2%         29.7%                (1.5)
----------------------------------- ---------- -------------- --------- --------

    The increase in SG&A expense was largely attributable to the growth of the Company and addition of new stores. The improvement in our SG&A expense as a percent of revenues was largely driven by lower compensation costs in absolute dollars and as a percent of revenues as compared to the prior year, as well as reduced advertising expense as a percent of revenues. Additionally, reductions in certain store operating expenses, including repairs and maintenance and janitorial services contributed to the improvement. Partially offsetting these improvements were increases in utilities, management information systems and stock-based compensation expenses.

----------------------------------- ---------- -------------- ------------------
                                                                   Change
                                                              ------------------
(Dollars in Millions)                  2008         2007         $         %
----------------------------------- ---------- -------------- --------- --------
Provision for bad debts               $0.6          $0.9       (0.3)    (33.0)
----------------------------------- ---------- -------------- --------- --------
As a percent of total revenues        .14%          .22%                (0.08)
----------------------------------- ---------- -------------- --------- --------

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

----------------------------------- ---------- -------------- ------------------
                                                                   Change
                                                              ------------------
(Dollars in Thousands)                2008         2007          $         %
----------------------------------- ---------- -------------- --------- --------
Interest income, net                 $(100)       $(491)        391     (79.6)
----------------------------------- ---------- -------------- --------- --------

    The decrease in net interest income was a result of a decrease in interest income from invested funds due to lower balances of invested cash and lower interest rates earned on amounts invested.

----------------------------------- ---------- -------------- ------------------
                                                                   Change
                                                              ------------------
(Dollars in Thousands)                2008         2007          $         %
----------------------------------- ---------- -------------- --------- --------
Other (income)/expense, net           $106        $(886)        992    (112.0)
----------------------------------- ---------- -------------- --------- --------

    During the period ended July 31, 2007, there were gains of approximately $0.8 million recognized on the sale of two of the Company's store locations. There were approximately $1.2 million of gains realized, but not recognized, in the period ended July 31, 2007, on transactions qualifying for sale-leaseback accounting that were deferred and are being amortized as a reduction of rent expense on a straight-line basis over the minimum lease terms.

----------------------------------- ---------- -------------- ------------------
                                                                   Change
                                                              ------------------
(Dollars in Millions)                  2008         2007         $         %
----------------------------------- ---------- -------------- --------- --------
Provision for income taxes            $12.0        $11.7        0.3       2.4
----------------------------------- ---------- -------------- --------- --------
As a percent of income before
 income taxes                         36.5%        34.1%                  2.4
----------------------------------- ---------- -------------- --------- --------

    This increase in taxes as a percent of income before income taxes was impacted primarily by the one-time reversal of approximately $0.9 million of accrued Texas margin tax in the prior year period.

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

    As of July 31, 2008, we had approximately $42.4 million in cash invested in short-term, tax-free instruments. In addition to this invested cash, we had $98.3 million under our revolving line of credit, net of standby letters of credit issued, and $8.0 million under our unsecured bank line of credit available to us for general corporate purposes and $21.5 million under extended vendor terms for purchases of inventory. At July 31, 2008, our QSPE owed $50 million to its lenders under commitments that expired on July 29, 2008. The amounts due will be repaid by the QSPE with collections on the receivables in its portfolio. This repayment is expected to be completed by the end of September 2008. After the repayment is complete, future collections on the QSPE's receivables will be available to purchase receivables transferred by us to the QSPE.

    Effective August 14, 2008, we executed a $210 million revolving loan facility that provides funding based on a borrowing base calculation that includes accounts receivable and inventory. The new facility, which replaced our $100 million revolving credit facility, matures in August 2011 and bears interest at LIBOR plus a spread ranging from 225 basis points to 275 basis points, based on a fixed charge coverage ratio. The spread will be 225 basis points for the first six months under the new loan agreement, and then will be subject to adjustment as discussed above. Additionally, the new loan agreement includes an accordion feature allowing for future expansion of the committed amount up to $350 million. In conjunction with completing this financing arrangement, our QSPE amended certain of its borrowing agreements to provide for the existence of the new revolving loan facility and adjust certain terms of its borrowing arrangements to current market requirements, including reducing the advance rate on its variable funding note facility from a maximum of 85% to a maximum of 76%. As a result of completing the new revolving credit facility, a larger portion of the accounts receivable we generate will be retained by us and not sold to the QSPE, and as such will be included in our consolidated balance sheet. Based on information at July 31, 2008, we would have had availability for borrowing under the new credit facility of approximately $39.2 million, after considering standby letters of credit issued. Availability under the new facility will increase as new receivables are retained by us and included in the borrowing base calculation. As a result of the changes in our borrowing facilities, we estimate our immediately available liquidity be reduced to approximately $40 million, before accessing other debt or equity markets, including financing or selling owned real estate. Additionally, on August 28, 2008, our QSPE completed an extension of the maturity date on its 364-day commitment to August 13, 2009. In conjunction with the renewal, the cost of borrowings under this $300 million facility increased and will now bear interest at the commercial paper rate plus 250 basis points, in most instances.

    A summary of the significant financial covenants that govern our new bank credit facility compared to our actual compliance status at July 31, 2008, is presented below:

                                                                                 Required
                                                                                 Minimum/
                                                                   Actual        Maximum
                                                               -------------- ---------------
Fixed charge coverage ratio must exceed required minimum        1.64 to 1.00   1.30 to 1.00
Leverage ratio must be lower than required maximum              1.62 to 1.00   3.50 to 1.00
Cash recovery percentage must exceed required minimum              5.49%           4.75%
Capital expenditures, net must be lower than required maximum  $21.5 million   $22.0 million

    Note: All terms in the above table are defined by the bank credit facility and may or may not agree directly to the financial statement captions in this document.

    We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and the QSPE's asset-backed securitization facilities. Based on our current operating plans, we believe that cash generated from operations, available borrowings under our bank credit facility and unsecured credit line, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and cash flows from the QSPE's asset-backed securitization program will be sufficient to fund our operations, store expansion and updating activities, stock repurchases, if any, and capital programs for at least 12 months. However, there are several factors that could decrease cash provided by operating activities, including:

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

     o reduced availability under our revolving credit facility as a result of borrowing base requirements and the impact on the borrowing base calculation of changes in the performance of the receivables financed by that facility,

     o reductions in the capacity or inability to expand the capacity available for financing our receivables portfolio under existing or replacement QSPE asset-backed securitization programs or a requirement that we retain a higher percentage of the credit portfolio under such programs;

     o increases in program costs (interest and administrative fees relative to our receivables portfolio associated with the funding of our receivables);

     o increases in personnel costs or other costs for us to stay competitive in our markets; and

     o    the inability to get our current variable funding facility renewed.

      If necessary, in addition to available cash balances, cash flow from operations and borrowing capacity under our revolving facilities, additional cash to fund our growth and increases in receivables balances could be obtained by:

     o    reducing capital expenditures for new store openings,

     o taking advantage of longer payment terms and financing available for inventory purchases,

     o    utilizing other sources for providing financing to our customers,

     o negotiating to expand the capacity available under existing credit facilities, and

     o    accessing new debt or equity markets.

    During the six months ended July 31, 2008, net cash provided by operating activities increased $53.0 million from $6.8 million used in operating activities in the six months ended July 31, 2007, to $46.2 million provided in the six months ended July 31, 2008. Operating cash flows for the current period were impacted primarily by improved funding rates on the sold receivables portfolio, as the QSPE paid off the 2002 Series B bonds, and an increase in accounts payable balances, due to the timing of inventory purchases and taking advantage of payment terms available from its vendors. These increases were partially offset by cash used to fund the increased inventory levels to support our new stores.

    As noted above, we offer promotional credit programs to certain customers that provide for "same as cash" or deferred interest interest-free periods of varying terms, generally three, six, 12, 18, 24 and 36 months, and require monthly payments beginning in the month after the sale. The various "same as cash" promotional accounts and deferred interest program accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30.0% of eligible securitized receivables. If we exceed this 30.0% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period. The percentage of eligible securitized receivables represented by promotional receivables was 21.0% and 19.9%, as of July 31, 2007 and 2008, respectively. The weighted average promotional period was 14.5 months and 15.8 months for promotional receivables outstanding as of July 31, 2007 and 2008, respectively. The weighted average remaining term on those same promotional receivables was 10.8 months and 10.9 months as of July 31, 2007 and 2008, respectively. While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables, we receive less income on these receivables, resulting in a reduction of the net interest margin used in the calculation of the gain on the sale of receivables.

    Net cash used in investing activities increased by $11.5 million, from $0.7 million provided in the fiscal 2008 period to $10.8 million used in the fiscal 2009 period. The net increase in cash used in investing activities resulted primarily from a decline in proceeds from sales of property and equipment as compared to the same period in the prior fiscal year, and increased purchases of property and equipment in the current year period. The cash expended for property and equipment was used primarily for construction of new stores and the reformatting of existing stores to better support our current product mix. Based on current plans, we expect expenditures for property and equipment for the remainder of fiscal 2009 to be primarily for the completion and opening of three additional stores.

    Net cash from financing activities increased by $7.1 million from $6.8 million used during the six months ended July 31, 2007, to $0.3 million provided during the six months ended July 31, 2008, as we suspended our stock repurchase program in the current fiscal period.

    In its regularly scheduled meeting on August 24, 2006, our Board of Directors authorized the repurchase of up to $50 million of our common stock, dependent on market conditions and the price of the stock. Through July 31, 2008, we had spent $37.1 million under this authorization to acquire 1,723,205 shares of our common stock though there were no shares repurchased during the six months ended July 31, 2008, and our Board of Directors has terminated the repurchase program.

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

    At July 31, 2008, the issuer had issued two series of notes and bonds: the 2002 Series A variable funding note with a total availability of $300 million and three classes of 2006 Series A bonds with an aggregate amount outstanding of $150 million, of which $6.0 million was required to be placed in a restricted cash account for the benefit of the bondholders. The 2002 Series A variable funding note is composed of a $100 million 364-day tranche, and a $200 million tranche that matures in 2012. The issuer recently completed an extension of the maturity date on the 364-day commitment to August 13, 2009. In conjunction with the renewal, the cost of borrowings under this $300 million facility increased and will now bear interest at the commercial paper rate plus 250 basis points, in most instances. $150 million of 364-day commitments expired on July 29, 2008. At July 31, 2008, there was $50 million outstanding under this expired commitment that will be repaid from collections on the receivables in the QSPE's portfolio. If the net portfolio yield, as defined by agreements, falls below 5.0%, then the issuer may be required to fund additions to the cash reserves in the restricted cash accounts. The net portfolio yield was 10.3% at July 31, 2008. Private institutional investors, primarily insurance companies, purchased the 2006 Series A bonds at a weighted fixed rate of 5.75%. The weighted average interest on the variable funding note during the month of July 2008 was 3.33%.

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

    Currently the 2002 Series A variable funding note permits the issuer to borrow funds up to $300 million to purchase receivables from us or make principal payments on other bonds, thereby functioning as a "basket" to accumulate receivables. As issuer borrowings under the 2002 Series A variable funding note approach the total commitment, the issuer is required to request an increase in the 2002 Series A amount or issue a new series of bonds and use the proceeds to pay down the then outstanding balance of the 2002 Series A variable funding note, so that the basket will once again become available to accumulate new receivables or meet other obligations required under the transaction documents. As of July 31, 2008, borrowings under the 2002 Series A variable funding note were $350.0 million and the amount in excess of the total facility commitment will be repaid from collections on the receivables in QSPE's portfolio.

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

     A summary of the significant financial covenants that govern the 2002 Series A variable funding note compared to actual compliance status at July 31, 2008, is presented below:

                                                                              Required
                                                                              Minimum/
                                                             As reported      Maximum
                                                            -------------- ---------------
Issuer interest must exceed required minimum                $90.3 million   $74.8 million
Gross loss rate must be lower than required maximum              3.3%           10.0%
Net portfolio yield must exceed required minimum                10.3%           2.0%
Payment rate must exceed required minimum                        6.5%           3.0%
Consolidated net worth must exceed required minimum         $326.8 million $232.5 million

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

 Securitization Facilities
 We finance most of our customer receivables through asset-
 backed securitization facilities
                                                                   ------------------------------
                                                                         2002 Series A Note
                                                             |---->    $300 million Commitment
                                                             |          Credit Rating: P1/A1
                                                             |     Bank Commercial Paper Conduits
                                                             |     ------------------------------
                    Customer Receivables                     |
                                                             |
  ------------------   ------->   ---------------------      |
        Retail                         Qualifying            |
        Sales                        Special Purpose    <----|
        Entity                           Entity              |
                                        ("QSPE")             |
  ------------------   <-------   ---------------------      |
                                                             |
                    1. Cash Proceeds                         |     ------------------------------
                    2. Subordinated Securities               |          2006 Series A Bonds
                    3. Right to Receive Cash Flows           |             $150 million
                       Equal to Interest Spread              |         Private Institutional
                                                             |---->         Investors
                                                                       Class A: $90 mm (Aa3)
                                                                      Class B: $43.3 mm (Baa2)
                                                                      Class C: $16.7 mm (Ba2)
                                                                   ------------------------------

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Interest rates under our new bank credit facility are variable and are determined, at our option, as the base rate, which is the prime rate plus the base rate margin, which ranges from 0.25% to 0.75%, or LIBOR plus the LIBOR margin, which ranges from 2.25% to 2.75%. Interest rates under our QSPE's variable funding note facility are variable and are determined based on the commercial paper rate plus a spread of 2.50%. Accordingly, changes in the prime rate, the commercial paper rate or LIBOR, which are affected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, these credit facilities. We are also exposed to interest rate risk through the interest only strip we receive from our sales of receivables to the QSPE, due to rate variability under the QSPE's variable funding note discussed above. Since January 31, 2008, our interest rate sensitivity has increased on the interest only strip as the variable rate portion of the QSPE's debt has increased from $278.0 million, or 59.4% of its total debt, to $350.0 million, or 70.0% of its total debt. As a result, a 100 basis point increase in interest rates on the variable rate debt would increase borrowing costs $3.5 million over a 12-month period, based on the balance outstanding at July 31, 2008.

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

     For the quarter ended July 31, 2008, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    On August 25, 2006, we announced that our Board of Directors had authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and in privately negotiated transactions, up to an aggregate of $50.0 million of our common stock, dependent on market conditions and the price of the stock. No repurchases were made during the quarter ended July 31, 2008, and our Board of Directors has terminated the repurchase program. There is approximately $13 million remaining for future purchases under the originally authorized program. In August 2008, we entered into a new revolving credit facility that restricts our ability to complete repurchases of our stock or declare and make dividend distributions based on required availability under the loan agreement at the time of the proposed payment, projected availability for the six-month period succeeding that date and approval of the lenders and is limited to an aggregate amount over the term of the facility of $50 million.


Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders held on June 3, 2008, the following proposals were submitted to stockholders with the following results:


     1. Election of nine directors

                                                    Number of Shares
                                        ----------------------------------------
                                               For                  Withheld
                                        -------------------     ----------------
         Marvin D. Brailsford              21,052,888               137,026
         Thomas J. Frank, Sr.              21,033,749               156,165
         Jon E. M. Jacoby                  20,540,119               649,795
         Bob L. Martin                     21,007,345               182,569
         Douglas H. Martin                 21,037,050               152,864
         Dr. William C. Nylin, Jr.         21,053,841               136,073
         Scott L. Thompson                 21,053,655               136,259
         William T. Trawick                20,560,605               629,309
         Theodore M. Wright                21,052,858               137,056


     2. Approval of the Audit Committee's appointment of Ernst & Young, LLP as our independent public accountants for the fiscal year ending January 31, 2009.


                                            Number of Shares
                                        --------------------------
                For                                 21,188,218
                Against                                  1,688
                Abstain                                      8
                Broker Nonvotes                              -



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

                                  CONN'S, INC.

                                  By:     /s/ Michael J. Poppe
                                         ---------------------------------
                                         Michael J. Poppe
                                         Chief Financial Officer
                                         (Principal  Financial  Officer and duly
                                         authorized  to sign this report on
                                         behalf of the registrant)

Date: August 28, 2008

                                INDEX TO EXHIBITS

Exhibit
Number                                 Description
--------- ----------------------------------------------------------------------

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

3.2 Amended and Restated Bylaws of Conn's, Inc. effective as of June 3, 2008 (incorporated herein by reference to Exhibit 3.2.3 to Conn's, Inc. Form 10-Q for the quarterly period ended April 30, 2008 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 4, 2008).

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

10.9 Loan and Security Agreement dated August 14, 2008, by and among Conn's, Inc. and the Borrowers thereunder, the Lenders party thereto, Bank of America, N.A, a national banking association, as Administrative Agent and Joint Book Runner for the Lenders, referred to as Agent, JPMorgan Chase Bank, National Association, as Syndication Agent and Joint Book Runner for the Lenders, and Capital One, N.A., as Co-Documentation Agent (incorporated herein by reference to Exhibit 99.1 to Conn's Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 20,2008).

10.9.1 Intercreditor Agreement dated August 14, 2008, by and among Bank of America, N.A., as the ABL Agent, Wells Fargo Bank, National Association, as Securitization Trustee, Conn Appliances, Inc. as the Initial Servicer, Conn Credit Corporation, Inc., as a borrower, Conn Credit I, L.P., as a borrower and Bank of America, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 99.5 to Conn's Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 20,2008).

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

10.11.3 Fourth Supplemental Indenture dated August 14, 2008 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit
           99.4 to Conn's, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 20,
           2008).

10.12 Amended and Restated Series 2002-A Supplement dated September 10, 2007, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.2 to Conn's, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on September 11, 2007).

10.12.1 Supplement No. 1 to Amended and Restated Series 2002-A Supplement dated August 14, 2008, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.2 to Conn's, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 20, 2008).

10.12.2 Amended and Restated Note Purchase Agreement dated September 10, 2007 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.3 to Conn's, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on September 11, 2007).

10.12.3 Second Amended and Restated Note Purchase Agreement dated August 14, 2008 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.3 to Conn's, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 20, 2008).

10.12.4 Amendment No. 1 to Second Amended and Restated Note Purchase Agreement dated August 28, 2008 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (filed herewith).

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

10.14.3 Third Amendment to Servicing Agreement dated May 16, 2006, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.3 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 15,
           2006).

10.14.4 Fourth Amendment to Servicing Agreement dated August 1, 2006, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.4 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 15,
           2006).

10.15 Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.15 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).(t)

10.15.1 First Amendment to Executive Employment Agreement between Conn's, Inc. and Thomas J. Frank, Sr., Approved by the stockholders May 26, 2005 (incorporated herein by reference to Exhibit 10.15.1 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2005 (file No. 000- 50421) as filed with the Securities and Exchange Commission on August 30, 2005).(t)

10.16 Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).(t)

10.17 Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on June 2,
           2005).(t)

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

99.2 Subcertification by Chief Operating Officer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.3 Subcertification by President - Retail Division in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.4 Subcertification by President - Credit Division in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.5 Subcertification by Treasurer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

99.6 Subcertification by Secretary in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

99.7 Subcertification of Executive Vice-Chairman of the Board, Chief Operating Officer, Treasurer and Secretary in support of Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

(t)        Management contract or compensatory plan or arrangement.