Form 10-Q
period 2008-10-31
CONNS INC
filed 2008-11-26
CIK 1223389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 -------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008                                  Commission File Number 000-50421

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

FIndicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 24, 2008:


             Class                                          Outstanding
--------------------------------------              ----------------------------
Common stock, $.01 par value per share                      22,435,745

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                                   Page No.
              ---------------------                                                                   --------

Item 1.       Financial Statements...........................................................................1
-------
              Consolidated Balance Sheets as of January 31, 2008 and October 31, 2008........................1

              Consolidated Statements of Operations for the three and nine months ended
                  October 31, 2007 and 2008..................................................................2

              Consolidated Statement of Stockholders' Equity for the nine months ended
                  October 31, 2008...........................................................................3

              Consolidated Statements of Cash Flows for the nine months ended
                  October 31, 2007 and 2008..................................................................4

              Notes to Consolidated Financial Statements.....................................................5

Item 2.       Management's Discussion and Analysis of Financial Condition
-------           and Results of Operations.................................................................13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk....................................34
-------

Item 4.       Controls and Procedures.......................................................................34
-------

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.............................................................................35
-------

Item 1A.      Risk Factors..................................................................................35
--------

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds...................................35
-------

Item 4.       Submission of Matters to a Vote of Security Holders...........................................35
-------

Item 5.       Other Information.............................................................................35
-------

Item 6.       Exhibits......................................................................................35
-------

SIGNATURE       ............................................................................................36

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                               Conn's, Inc.
                                       CONSOLIDATED BALANCE SHEETS
                                    (in thousands, except share data)

                                                                          January 31,       October 31,
                                Assets                                        2008              2008
                                                                      ------------------------------------
Current assets                                                                              (unaudited)

  Cash and cash equivalents                                           $        11,015     $         4,283
  Accounts receivable (net of allowance of $606 and $2,113,
   respectively)                                                               33,139              77,213
  Interests in securitized assets                                             178,150             162,189
  Inventories                                                                  81,495             106,339
  Deferred income taxes                                                         2,619              10,800
  Prepaid expenses and other assets                                             4,449               7,698
                                                                      ----------------    ----------------
    Total current assets                                                      310,867             368,522
Non-current deferred income tax asset                                               -               1,841
Non-current accounts receivable
 (net of allowance of $353 and $1,208, respectively)                            2,961              31,384
Property and equipment
  Land                                                                          8,011               7,682
  Buildings                                                                    13,626              14,585
  Equipment and fixtures                                                       17,950              20,847
  Transportation equipment                                                      2,741               2,582
  Leasehold improvements                                                       74,120              81,116
                                                                      ----------------    ----------------
    Subtotal                                                                  116,448             126,812
  Less accumulated depreciation                                               (57,195)            (63,622)
                                                                      ----------------    ----------------
    Total property and equipment, net                                          59,253              63,190
Goodwill, net                                                                   9,617               9,617
Debt issuance costs and other assets, net                                         154               2,490
                                                                      ----------------    ----------------
    Total assets                                                      $       382,852     $       477,044
                                                                      ================    ================
                 Liabilities and Stockholders' Equity
Current liabilities
  Current portion of long-term debt                                   $           102     $            15
  Accounts payable                                                             28,179              62,229
  Accrued compensation and related expenses                                     9,748               9,498
  Accrued expenses                                                             21,487              28,980
  Income taxes payable                                                            600               1,662
  Deferred revenues and allowances                                             16,949              19,419
                                                                      ----------------    ----------------
    Total current liabilities                                                  77,065             121,803
Long-term debt                                                                     17              33,413
Non-current deferred income tax liability                                         131                   -
Deferred gains on sales of property                                             1,221               1,095
Stockholders' equity
  Preferred stock ($0.01 par value, 1,000,000 shares authorized;
    none issued or outstanding)                                                     -                   -
  Common stock ($0.01 par value, 40,000,000 shares authorized;
     24,098,171 and 24,158,950 shares issued at
     January 31, 2008 and October 31, 2008, respectively)                         241                 242
  Additional paid-in capital                                                   99,514             102,762
  Retained earnings                                                           241,734             254,800
  Treasury stock, at cost, 1,723,205 and 1,723,205 shares,
   respectively                                                               (37,071)            (37,071)
                                                                      ----------------    ----------------
    Total stockholders' equity                                                304,418             320,733
                                                                      ----------------    ----------------
      Total liabilities and stockholders' equity                      $       382,852     $       477,044
                                                                      ================    ================

See notes to consolidated financial statements.

                                                         Conn's, Inc.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (unaudited)
                                          (in thousands, except earnings per share)


                                                           Three Months Ended                      Nine Months Ended
                                                              October 31,                             October 31,
                                                  ------------------------------------    ------------------------------------
                                                        2007                2008                2007                2008
                                                  ----------------    ----------------    ------------------------------------
Revenues
   Product sales                                  $       155,657     $       160,253     $       486,089     $       515,404
   Service maintenance agreement commissions, net           8,336               8,547              26,688              28,428
   Service revenues                                         6,059               5,129              17,641              15,809
                                                  ----------------    ----------------    ----------------    ----------------
        Total net sales                                   170,052             173,929             530,418             559,641
                                                  ----------------    ----------------    ----------------    ----------------
   Finance charges and other                               23,299              25,567              72,176              81,224
   Net decrease in fair value                              (3,985)            (15,750)             (4,391)            (20,029)
                                                  ----------------    ----------------    ----------------    ----------------
        Total finance charges and other                    19,314               9,817              67,785              61,195
                                                  ----------------    ----------------    ----------------    ----------------
     Total revenues                                       189,366             183,746             598,203             620,836

Cost and expenses
   Cost of goods sold, including warehousing
     and occupancy costs                                  118,191             127,007             367,882             402,852
   Cost of parts sold, including warehousing
     and occupancy costs                                    2,273               2,479               6,296               7,073
   Selling, general and administrative expense             61,912              62,361             183,204             185,629
   Provision for bad debts                                    582               2,802               1,490               3,394
                                                  ----------------    ----------------    ----------------    ----------------
     Total cost and expenses                              182,958             194,649             558,872             598,948
                                                  ----------------    ----------------    ----------------    ----------------
Operating income (loss)                                     6,408             (10,903)             39,331              21,888
Interest (income) expense, net                               (110)                468                (601)                368
Other (income) expense, net                                   (34)                 (4)               (920)                102
                                                  ----------------    ----------------    ----------------    ----------------
Income (loss) before income taxes                           6,552             (11,367)             40,852              21,418
Provision for (benefit from) income taxes                   2,531              (3,625)             14,228               8,352
                                                  ----------------    ----------------    ----------------    ----------------
Net income                                        $         4,021     $        (7,742)    $        26,624     $        13,066
                                                  ================    ================    ================    ================

Earnings (loss) per share
   Basic                                          $          0.17     $         (0.35)    $          1.14     $          0.58
   Diluted                                        $          0.17     $         (0.35)    $          1.11     $          0.58
Average common shares outstanding
   Basic                                                   23,077              22,422              23,375              22,404
   Diluted                                                 23,550              22,422              23,907              22,604

See notes to consolidated financial statements.

                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                         Nine Months Ended October 31, 2008
                                                    (unaudited)
                                     (in thousands, except descriptive shares)

                                   Common Stock             Additional
                              --------------------------      Paid-in       Retained        Treasury
                                Shares         Amount         Capital       Earnings         Stock          Total
                              ----------     -----------    -----------    -----------    ------------   -----------

Balance January 31, 2008          24,098     $       241    $    99,514    $   241,734    $   (37,071)   $   304,418

Exercise of options to acquire
   shares of common stock,
   incl. tax benefit                  48               1            603                                          604
Issuance of shares of common
   stock under Employee
   Stock Purchase Plan                13                            180                                          180
Stock-based compensation                                          2,465                                        2,465
Net income                                                                      13,066                        13,066
                              ----------     -----------    -----------    -----------    ------------   -----------
Balance October 31, 2008          24,159     $       242    $   102,762    $   254,800    $   (37,071)   $   320,733
                              ==========     ===========    ===========    ===========    ============   ===========

See notes to consolidated financial statements.

                                                    Conn's, Inc.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited) (in thousands)

                                                                                         Nine Months Ended
                                                                                            October 31,
                                                                                ------------------------------------
                                                                                      2007                2008
                                                                                ----------------    ----------------
Cash flows from operating activities
  Net income                                                                    $        26,624     $        13,066
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation                                                                          9,421               9,462
    Accretion, net                                                                         (545)               (234)
    Provision for bad debts                                                               1,490               3,394
    Stock-based compensation                                                              1,819               2,465
    Discounts on promotional credit                                                       5,057               4,254
    Gains recognized on sales of receivables                                            (20,967)            (17,090)
    Decrease in fair value of securitized assets due to assumption changes                4,995              20,270
    Provision for deferred income taxes                                                    (788)             (9,276)
    (Gains) / losses from sales of property and equipment                                  (920)                 77
  Changes in operating assets and liabilities:
    Accounts receivable                                                                 (23,271)            (66,051)
    Inventory                                                                           (10,368)            (24,844)
    Prepaid expenses and other assets                                                       674              (3,249)
    Accounts payable                                                                    (10,436)             34,050
    Accrued expenses                                                                      3,200               7,243
    Income taxes payable                                                                 (1,173)                185
    Deferred revenue and allowances                                                       3,578               2,984
                                                                                ----------------    ----------------
Net cash used in operating activities                                                   (11,610)            (23,294)
                                                                                ----------------    ----------------
Cash flows from investing activities
  Purchases of property and equipment                                                   (12,043)            (14,971)
  Proceeds from sales of property                                                         8,897                 212
                                                                                ----------------    ----------------
Net cash used in investing activities                                                    (3,146)            (14,759)
                                                                                ----------------    ----------------
Cash flows from financing activities
  Proceeds from stock issued under employee benefit plans                                 2,053                 745
  Purchases of treasury stock                                                           (20,740)                  -
  Excess tax benefits from stock-based compensation                                           2                  39
  Borrowings under lines of credit                                                        5,200              95,334
  Payments on lines of credit                                                            (5,200)            (61,934)
  Increase in debt issuance costs                                                             -              (2,772)
  Payment of promissory notes                                                               (84)                (91)
                                                                                ----------------    ----------------
Net cash provided by (used in) financing activities                                     (18,769)             31,321
                                                                                ----------------    ----------------
Net change in cash                                                                      (33,525)             (6,732)
Cash and cash equivalents
  Beginning of the year                                                                  56,570              11,015
                                                                                ----------------    ----------------
  End of period                                                                 $        23,045     $         4,283
                                                                                ================    ================

See notes to consolidated financial statements.

                                  Conn's , Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                October 31, 2008

1.   Summary of Significant Accounting Policies

     Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended October 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009. The financial statements should be read in conjunction with the Company's (as defined below) audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed on March 27, 2008.

     The Company's operations for the three and nine month periods ended October 31, 2008 were negatively impacted by Hurricanes Gustav and Ike that affected certain of its market areas during the three months ended October 31, 2008. The Company's net sales were negatively impacted as a result of 144 store-days lost and Selling, general and administrative expenses were impacted by storm related expenses of approximately $1.3 million, net of estimated insurance proceeds. In addition to the 144 store-days lost, net sales were impacted by reduced sales before and after each of the storms as customers in the affected market areas were impacted by evacuations, delays in returning to their homes after the storms passed and time spent preparing for the arrival of the storms and clean-up after the storms passed. Additionally, due to the impact of the storms on its credit customers, the performance of the credit portfolio was negatively impacted, resulting in higher net credit losses. The Company's effective tax rates for the periods presented were also affected because taxes for the state of Texas are recorded based on gross margin, instead of Income (loss) before income taxes.

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

     The Company enters into securitization transactions to sell certain retail installment and revolving customer receivables and retains servicing responsibilities and subordinated interests. These securitization transactions are accounted for as sales in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, because the Company has relinquished control of the receivables. Additionally, the Company has transferred the receivables to a qualifying special purpose entity (QSPE). Accordingly, neither the transferred receivables nor the accounts of the QSPE are included in the consolidated financial statements of the Company. The Company's retained interest in the transferred receivables is valued under the requirements of SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, and SFAS No. 157, Fair Value Measurements. On February 1, 2007, the Company elected the fair value option because it believes that the fair value option provides a more easily understood presentation for financial statement users. Prior to this election, the Company had valued and reported its Interests in securitized assets at fair value, though most changes in the fair value were recorded in Other comprehensive income. The fair value option simplifies the treatment of changes in the fair value of the asset, by reflecting all changes in the fair value of its Interests in securitized assets in current earnings, in Finance charges and other.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See the discussion under Note 2 regarding the changes in the inputs used in the Company's valuation of its Interests in securitized assets.

     Goodwill. The Company performs an assessment annually testing for the impairment of goodwill, or at any other time when impairment indicators exist. While the current market conditions have caused the Company's market capitalization to fall below its book value, the Company does not believe an indicator of impairment exists and will perform its annual impairment test in the fourth quarter of fiscal 2009.

     Earnings Per Share. In accordance with SFAS No. 128, Earnings per Share, the Company calculates basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any stock options granted, as calculated under the treasury-stock method. Anti-dilutive stock options are not used in calculating diluted EPS. Due to the net loss incurred for the three months ended October 31, 2008, no stock options were included in the computation of diluted loss per share. 209,706 anti-dilutive stock options were excluded from the calculation of diluted EPS for the quarter. The following table sets forth the shares outstanding for the earnings per share calculations:

                                                                                        Three Months Ended
                                                                                            October 31,
                                                                                -----------------------------------
                                                                                     2007                2008
                                                                                ----------------    ---------------
Common stock outstanding, net of treasury stock, beginning of period                 23,464,538          22,410,400
Weighted average common stock issued in stock option exercises                            1,100              10,076
Weighted average common stock issued to employee stock purchase plan                      1,109               1,512
Weighted average number of restricted shares forfeited                                   (1,141)                  -
Less: Weighted average treasury shares purchased                                       (389,056)                  -
                                                                                ----------------    ---------------
Shares used in computing basic earnings per share                                    23,076,550          22,421,988
Dilutive effect of stock options, net of assumed repurchase of treasury stock           473,808                   -
                                                                                ----------------    ---------------
Shares used in computing diluted earnings per share                                  23,550,358          22,421,988
                                                                                ================    ===============


                                                                                         Nine Months Ended
                                                                                            October 31,
                                                                                -----------------------------------
                                                                                     2007                2008
                                                                                ----------------    ---------------
Common stock outstanding, net of treasury stock, beginning of period                 23,641,522          22,374,966
Weighted average common stock issued in stock option exercises                           85,344              23,022
Weighted average common stock issued to employee stock purchase plan                      4,180               6,002
Weighted average number of restricted shares forfeited                                     (385)                  -
Less: Weighted average treasury shares purchased                                       (355,389)                  -
                                                                                ----------------    ---------------
Shares used in computing basic earnings per share                                    23,375,272          22,403,990
Dilutive effect of stock options, net of assumed repurchase of treasury stock           532,176             200,379
                                                                                ----------------    ---------------
Shares used in computing diluted earnings per share                                  23,907,448          22,604,369
                                                                                ================    ===============

     Non-cash items on statement of cash flows. During the nine months ended October 31, 2008, the Company sold a warehouse facility under a seller-financed arrangement for $1.4 million in exchange for a note receivable from the buyer. The gain of approximately $0.1 million on the transaction has been deferred and will be recognized as payments are received on the note receivable.

     Reclassifications. Certain reclassifications have been made in the prior year's financial statements to conform to the current year's presentation. In order to present the Company's results on a basis that is more comparable with others in its industry, the Company reclassified advertising expense of $7.2 million and $22.1 million for the three and nine months ended October 31, 2007, respectively, that was previously included in costs of goods sold, to selling, general and administrative expense.

2.   Interests in Securitized Assets

     The Company estimates the fair value of its Interests in securitized assets using a discounted cash flow model with most of the inputs used being unobservable inputs. The primary unobservable inputs, which are derived principally from the Company's historical experience, with input from its investment bankers and financial advisors, include the estimated portfolio yield, credit loss rate, discount rate, payment rate and delinquency rate and reflect the Company's judgments about the assumptions market participants would use in determining fair value. In determining the cost of borrowings, the Company uses current actual borrowing rates, and adjusts them, as appropriate, using interest rate futures data from market sources to project interest rates over time. Changes in the inputs over time, including varying credit portfolio performance, market interest rate changes, market participant risk premiums required, or a shift in the mix of funding sources, could result in significant volatility in the fair value of the Interest in securitized assets, and thus the earnings of the Company.

     For the three and nine months ended October 31, 2008, Finance charges and other included a non-cash decrease in the fair value our Interests in securitized assets of $15.7 million and $20.0 million, respectively, reflecting primarily a higher risk premium included in the discount rate inputs during the quarters ended April 30, 2008 and October 31, 2008, resulting from the volatility in the financial markets. During the quarters ended April 30, 2008 and October 31, 2008, returns required by market participants on many investments increased significantly as a result of continued volatility in the financial markets. Though the Company does not anticipate any significant variation in the underlying economics or expected cash flow performance of the securitized credit portfolio, it increased the risk premium included in the discount rate input used in the determination of the fair value of its Interests in securitized assets to reflect the higher estimated risk premium it believes a market participant would require if purchasing the asset. Based on a review of the changes in market risk premiums during the three months ended April 30, 2008, and discussions with its investment bankers and financial advisors, the Company estimated that a market participant would require approximately a 300 basis point increase in the required risk premium. After its review for the three months ended October 31, 2008, the Company estimated that a market participant would require an additional 700 basis point increase in the required risk premium. As a result, the Company increased the weighted average discount rate input from 16.5% at January 31, 2008, to 25.7% at October 31, 2008, after reflecting a 77 basis point decrease in the risk-free interest rate included in the discount rate input. Additionally, as a result of the impact of general economic conditions on other consumer credit portfolios and the impact of the Hurricanes Gustav and Ike on its expected net charge-off rate, the Company increased the weighted average net charge-off rate input that it expects a market participant would use from 3.25% to 4.00%. These changes, along with other input changes, contributed to the decrease in fair value for the three and nine month periods ended October 31, 2008 (see reconciliation of the balance of Interests in securitized assets below). The changes in fair value resulted in a charge to Income (loss) before income taxes of $15.7 million and $20.0 million, a charge to net income of $10.2 million, and $13.0 million, and reduced basic and diluted earnings per share by $0.46, and $0.57 for the three and nine months ended October 31, 2008, respectively.

     The increase in the discount rate has the effect of deferring income to future periods - not permanently reducing securitization income or the earnings of the Company, assuming no significant variation in the future cash flow performance of the securitized credit portfolio. The deferred earnings will be recognized in future periods as interest income on the Interests in securitized assets as the actual cash flows on the receivables are realized. If a market participant were to require a return on investment that is 100 basis points higher than estimated in the Company's calculation, the fair value of its interests in securitized assets would be decreased by an additional $1.5 million as of October 31, 2008. The Company will continue to monitor financial market conditions and, each quarter, as it reassesses the inputs used may adjust its inputs up or down, including the risk premiums a market participant will use. As the financial markets and general economic conditions have continued to experience a high-level of volatility, the Company will likely be required to record additional non-cash gains and losses in future periods, until such time as financial market and general economic conditions stabilize.

     The following is a reconciliation of the beginning and ending balances of the Interests in securitized assets and the beginning and ending balances of the servicing liability for the three months ended October 31, 2007 and 2008 (in thousands):

                                                                                         Three Months Ended
                                                                                            October 31,
                                                                                ------------------------------------
                                                                                      2007                2008
                                                                                ----------------    ----------------
Reconciliation of Interests in Securitized Assets:
--------------------------------------------------
 Balance of Interests in securitized assets at beginning of period              $       166,130     $       177,648

 Amounts recorded in Finance charges and other:
   Gains (losses) associated with change in portfolio balances                              117                 (45)
                                                                                ----------------    ----------------
   Changes in fair value due to input changes:
     Fair value increase (decrease) due to changes in portfolio yield                        17                (672)
     Fair value increase (decrease) due to lower (higher) projected
       interest rates                                                                       267                 310
     Fair value increase (decrease) due to changes in funding mix                          (492)             (2,749)
     Fair value increase (decrease) due to changes in weighted loss rate                      -              (3,767)
     Fair value increase (decrease) due to changes in risk-free interest rate
       component of the discount rate                                                     1,367               1,671
     Fair value decrease due to higher risk premium included in discount rate            (5,034)            (11,252)
     Other changes                                                                         (242)                553
                                                                                ----------------    ----------------
   Net change in fair value due to input changes                                         (4,117)            (15,906)
                                                                                ----------------    ----------------
   Net Gains (Losses) included in Finance charges and other (a)                          (4,000)            (15,951)
 Change in balance of subordinated security and equity interest due to
   transfers of receivables                                                               3,106                 492
                                                                                ----------------    ----------------
 Balance of Interests in securitized assets at end of period                    $       165,236     $       162,189
                                                                                ================    ================

Reconciliation of Servicing Liability:
--------------------------------------
 Balance of servicing liability at beginning of period                          $         1,111     $         1,279

 Amounts recorded in Finance charges and other:
   Increase (decrease) associated with changes in portfolio balances                         19                (134)
   Increase (decrease) due to changes in discount rate                                      (14)                (46)
   Other changes                                                                            (20)                (21)
                                                                                ----------------    ----------------
   Net change included in Finance charges and other (b)                                     (15)               (201)
 Balance of servicing liability at end of period                                $         1,096     $         1,078
                                                                                ================    ================
Net increase (decrease) in fair value included
   in Finance charges and other (a) - (b)                                       $        (3,985)    $       (15,750)
                                                                                ================    ================

     The following is a reconciliation of the beginning and ending balances of the Interests in securitized assets and the beginning and ending balances of the servicing liability for the nine months ended October 31, 2007 and 2008 (in thousands):

                                                                                         Nine Months Ended
                                                                                            October 31,
                                                                                ------------------------------------
                                                                                      2007                2008
                                                                                ----------------    ----------------
Reconciliation of Interests in Securitized Assets:
--------------------------------------------------
 Balance of Interests in securitized assets at beginning of period              $       136,848     $       178,150

 Amounts recorded in Finance charges and other:
   Gains associated with increase in portfolio balances                                     648                 122
                                                                                ----------------    ----------------
   Changes in fair value due to input changes:
     Fair value increase (decrease) due to changes in portfolio yield                       221              (1,488)
     Fair value increase (decrease) due to lower (higher) projected
       interest rates                                                                       464                 187
     Fair value increase (decrease) due to changes in funding mix                        (1,689)             (1,496)
     Fair value increase (decrease) due to changes in weighted loss rate                      -              (3,767)
     Fair value increase (decrease) due to changes in risk-free interest rate
       component of the discount rate                                                     1,771               1,433
     Fair value decrease due to higher risk premium included in discount rate            (5,034)            (16,380)
     Other changes                                                                         (728)              1,241
                                                                                ----------------    ----------------
   Net change in fair value due to input changes                                         (4,995)            (20,270)
                                                                                ----------------    ----------------
   Net Gains (Losses) included in Finance charges and other (a)                          (4,347)            (20,148)
 Change in balance of subordinated security and equity interest due to
   transfers of receivables                                                              32,735               4,187
                                                                                ----------------    ----------------
 Balance of Interests in securitized assets at end of period                    $       165,236     $       162,189
                                                                                ================    ================

Reconciliation of Servicing Liability:
--------------------------------------
 Balance of servicing liability at beginning of period                          $         1,052     $         1,197

 Amounts recorded in Finance charges and other:
   Increase (decrease) associated with changes in portfolio balances                         65                 (48)
   Increase (decrease) due to changes in the discount rate                                  (12)                (66)
   Other changes                                                                             (9)                 (5)
                                                                                ----------------    ----------------
   Net change included in Finance charges and other (b)                                      44                (119)
 Balance of servicing liability at end of period                                $         1,096     $         1,078
                                                                                ================    ================
Net increase (decrease) in fair value included
   in Finance charges and other (a) - (b)                                       $        (4,391)    $       (20,029)
                                                                                ================    ================

3.   Supplemental Disclosure of Revenue

     The following is a summary of the classification of the amounts included as Finance charges and other for the three and nine months ended October 31, 2007 and 2008 (in thousands):

                                                           Three Months ended             Nine Months ended
                                                               October 31,                   October 31,
                                                       ---------------------------   ---------------------------
                                                           2007           2008           2007           2008
                                                       ------------   ------------   ------------   ------------
Securitization income:
  Servicing fees received                              $     6,156    $     6,602    $    17,934    $    19,462
  Gains on sale of receivables, net                          6,198          1,682         20,967         17,090
  Change in fair value of securitized assets                (4,117)       (15,906)        (4,995)       (20,270)
  Interest earned on retained interests                      5,878          8,470         16,547         23,387
                                                       ------------   ------------   ------------   ------------
    Total securitization income                             14,115            848         50,453         39,669
Insurance commissions                                        5,114          4,396         15,948         15,336
Interest income from receivables not sold and other             85          4,573          1,384          6,190
                                                       ------------   ------------   ------------   ------------
    Finance charges and other                          $    19,314    $     9,817    $    67,785    $    61,195
                                                       ============   ============   ============   ============

4.   Supplemental Disclosure Regarding Managed Receivables

     The following tables present quantitative information about the receivables portfolios managed by the Company (in thousands):

                                                        Total Principal Amount of     Principal Amount 60 Days
                                                               Receivables              or More Past Due (1)
                                                       ---------------------------   --------------------------
                                                       January 31,    October 31,    January 31,    October 31,
                                                           2008           2008           2008           2008
                                                       ------------   ------------   -----------    -----------
Total receivables managed                              $   654,867    $   706,210    $    49,778    $    57,337
Less receivables sold                                      645,862        616,636         47,778         55,477
                                                       ------------   ------------   -----------    -----------
Receivables not sold                                         9,005         89,574    $     2,000    $     1,860
                                                                                     ===========    ===========
Less non-current accounts receivable, net                   (2,961)       (31,384)
Non-customer receivables                                    27,095         19,023
                                                       ------------   ------------
    Total accounts receivable, net                     $    33,139    $    77,213
                                                       ============   ============

(1) Amounts are based on end of period balances. The principal amount 60 days or more past due relative to total receivables managed is not necessarily indicative of relative balances expected at other times during the year due to seasonal fluctuations in delinquency.

                                   Average Balances         Net Credit Charge-offs (1)
                              --------------------------    --------------------------
                                  Three Months Ended            Three Months Ended
                                     October 31,                   October 31,
                              --------------------------    --------------------------
                                  2007           2008           2007           2008
                              -----------    -----------    -----------    -----------
Total receivables managed     $   612,877    $   702,444    $     4,863    $     5,947
Less receivables sold             585,672        644,447          4,548          5,749
                              -----------    -----------    -----------    -----------
Receivables not sold (2)      $    27,205    $    57,997    $       315    $       198
                              ===========    ===========    ===========    ===========

                                   Average Balances         Net Credit Charge-offs (1)
                              --------------------------    --------------------------
                                  Nine Months Ended             Nine Months Ended
                                     October 31,                   October 31,
                              --------------------------    --------------------------
                                  2007           2008           2007           2008
                              -----------    -----------    -----------    -----------
Total receivables managed     $   594,535    $   682,209    $    12,237    $    16,039
Less receivables sold             585,104        653,735         11,552         15,474
                              -----------    -----------    -----------    -----------
Receivables not sold (2)      $     9,431    $    28,474    $       685    $       565
                              ===========    ===========    ===========    ===========

(1) Amounts represent total credit charge-offs, net of recoveries, on total receivables.
(2) Increase in receivables not sold due to new revolving credit facility allowing for retention of more receivables on the Company's balance sheet. Charge-off levels will lag the balance growth.


5.   Debt and Letters of Credit

     On August 14, 2008, the Company entered into a $210 million asset-based revolving credit facility that provides funding based on a borrowing base calculation that includes accounts receivable and inventory. The new facility, which replaced the Company's $100 million revolving credit facility, matures in August 2011 and bears interest at LIBOR plus a spread ranging from 225 basis points to 275 basis points, based on a fixed charge coverage ratio. The spread will be 225 basis points for the first six months under the facility, and then will be subject to adjustment as discussed above. In addition to the fixed charge coverage ratio, the new revolving credit facility includes a leverage ratio requirement, a minimum receivables cash recovery percentage requirement, a net capital expenditures limit and combined portfolio performance covenants.

     Debt consisted of the following at the period ends (in thousands):

                                                                                January 31,    October 31,
                                                                                    2008           2008
                                                                               -------------   ------------
Revolving credit facility for $210 million maturing in August 2011              $         -    $    33,400
Revolving credit facility for $100 million that was replaced in August 2008               -              -
Unsecured revolving line of credit for $10 million maturing in September 2009             -              -
Other long-term debt                                                                    119             28
                                                                               -------------   ------------
   Total debt                                                                           119         33,428
Less current portion of debt                                                           (102)           (15)
                                                                               -------------   ------------
   Long-term debt                                                               $        17    $    33,413
                                                                               =============   ============

     The Company's revolving credit facility provides it the ability to utilize letters of credit to secure its obligations as the servicer under its QSPE's asset-backed securitization program, deductibles under the Company's property and casualty insurance programs and international product purchases, among other acceptable uses. At October 31, 2008, the Company had outstanding letters of credit of $22.3 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $22.3 million as of October 31, 2008. As of October 31, 2008, the Company had approximately $53.2 million under its revolving credit facility, net of standby letters of credit issued, and $10.0 million under its unsecured bank line of credit immediately available for general corporate purposes.

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

     Service Maintenance Agreement Obligations. The Company sells service maintenance agreements that extend the period of covered warranty service on the products the Company sells. For certain of the service maintenance agreements sold, the Company is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The typical term for these agreements is between 12 and 36 months. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sale and recorded in revenues in the statement of operations over the life of the agreements. The amounts of service maintenance agreement revenue deferred at January 31, 2008 and October 31, 2008 are $6.6 million and $7.2 million, respectively, and are included in Deferred revenue and allowances in the accompanying consolidated balance sheets.

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

     o technological and market developments, growth trends and projected sales in the home appliance and consumer electronics industry, including, with respect to digital products, Blu-ray and DVD players, HDTV, GPS devices, home networking devices and other new products, and our ability to capitalize on such growth;

     o the potential for price erosion or lower unit sales that could result in declines in revenues;

     o the effect of changes in oil and gas prices that could adversely affect our customers' shopping decisions and patterns, as well as the cost of our delivery and service operations and our cost of products, if vendors pass on their additional fuel costs through increased pricing for products;

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

     o    general economic conditions in the regions in which we operate; and

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

     We are a specialty retailer with 76 retail locations in Texas, Louisiana and Oklahoma, that sells home appliances, including refrigerators, freezers, washers, dryers, dishwashers and ranges, a variety of consumer electronics, including LCD, plasma and DLP televisions, camcorders, digital cameras, Blu-ray and DVD players, video game equipment, MP3 players and home theater products, lawn and garden products, mattresses and furniture. We also sell home office equipment, including computers and computer accessories and continue to introduce additional product categories for the home and consumer entertainment, such as GPS devices, to help increase same store sales and to respond to our customers' product needs. We require our sales associates to be knowledgeable of all of our products, but to specialize in certain specific product categories.

     Unlike many of our competitors, we provide flexible in-house credit options for our customers. In the last three years, we financed, on average, approximately 59% of our retail sales through our internal credit programs. We finance a large portion of our customer receivables through an asset-backed securitization facility, and we derive servicing fee income and interest income from these assets reflected in Finance charges and other in the income statement. As part of our asset-backed securitization facility, we have created a qualifying special purpose entity, which we refer to as the QSPE or the Issuer, to purchase customer receivables from us and issue medium-term and variable funding notes secured by the receivables to third parties to finance its acquisition of the receivables. We transfer receivables, consisting of retail installment and revolving account receivables extended to our customers, to the issuer in exchange for cash and subordinated securities. In August 2008, we entered into an asset-based revolving credit facility to provide financing for a portion of our receivables, as well as other working capital needs. As a result of the completion of the revolving credit facility, we began retaining a larger portion of the accounts receivables we generate on our balance sheet, as opposed to transferring them to our QSPE. As such, as compared to the net interest earnings of our QSPE, which are recorded based on fair value as securitization income in Finance charges and other, for the receivables we retain we began reporting interest income on the receivables as earned, which is included in Finance charges and other, a Provision for bad debts based on future expected write-offs of the receivables and Interest expense as incurred, beginning in the quarter ended October 31, 2008.

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

Executive Overview

     This narrative is intended to provide an executive level overview of our operations for the three and nine months ended October 31, 2008. A detailed explanation of the changes in our operations for these periods as compared to the prior year is included under Results of Operations. As explained in that section, our financial performance for the quarter was significantly impacted by Hurricanes Gustav and Ike. The hurricanes negatively impacted sales in the month of September 2008 and negatively affected credit portfolio performance for the quarter. Additionally, we incurred approximately $1.3 million of expenses directly related to the hurricanes, net of estimated insurance proceeds. Some of the more specific items impacting our operating and pretax income (loss) were:

o For the three months ended October 31, 2008, Total net sales increased 2.3% and, as a result of a higher non-cash fair value adjustment in the current year period as compared to the prior year, Finance charges and other decreased 49.2%, yielding a decrease in Total revenues of 3.0%. Although same store sales were positive during the months of August and October, primarily as a result of 144 store-days lost due to Hurricanes Gustav and Ike, same store sales during the period decreased 5.8%. Total revenues increased 3.8% on a Total net sales increase of 5.5% and, as a result of a higher non-cash fair value adjustment in the current year period as compared to the prior year, Finance charges and other decreased 9.7% for the nine months ended October 31, 2008. Same store sales decreased 2.0% for the nine months ended October 31, 2008, primarily as a result of the 144 store-days lost due to Hurricanes Gustav and Ike.

o The addition of stores in our existing Houston, Dallas/Fort Worth, San Antonio and South Texas markets and a new store in Oklahoma had a positive impact on our revenues. We achieved approximately $14.1 million and $40.6 million of increases in product sales and service maintenance agreement commissions for the three and nine months ended October 31, 2008, respectively, from the twelve new stores that were opened in these markets after February 1, 2007. During November 2008, we opened one new store in the Dallas/Fort Worth market and one new store in the Oklahoma market, completing our store opening plans for the current fiscal year.

o Deferred interest and "same as cash" plans continue to be an important part of our sales promotion plans and are utilized to provide a wide variety of financing to enable us to appeal to a broader customer base. For the three and nine months ended October 31, 2008, $33.2 million, or 20.7%, and $114.0 million, or 22.1%, respectively, of our product sales were financed by deferred interest and "same as cash" plans. For the comparable periods in the prior year, product sales financed by deferred interest and "same as cash" sales were $44.7 million, or 28.7% and $132.9 million, or 27.3%. Our promotional credit programs (same as cash and deferred interest programs), which require monthly payments, are reserved for our highest credit quality customers, thereby reducing the overall risk in the portfolio, and are used primarily to finance sales of our highest margin products. We expect to continue to offer extended term promotional credit in the future.

o Our gross margin decreased from 36.4% to 29.5% for the three months ended October 31, 2008, and from 37.4% to 34.0% for the nine months ended October 31, 2008, when compared to the same period in the prior year. The decline resulted primarily due to the higher non-cash fair value adjustments recorded in the current year periods, as compared to the prior year periods, accounting for 430 basis points and 160 basis points of the declines in the three and nine month periods ended October 31, 2008, respectively. The reduction in product gross margins from 24.1% to 20.7%, and 24.3% to 21.8% for the three and nine months ended October 31, 2007 and 2008, respectively, accounted for the majority of the remainder of the decline. The product gross margins were negatively impacted by a highly price competitive retail market.

o Finance charges and other decreased 49.2% and 9.7% for the three and nine months ended October 31, 2008, respectively, due to an increase in the non-cash fair value adjustment that reduced our Interest in securitized assets in the current year periods, as compared to the prior year periods. Finance charges and other benefited as we began growing the portfolio of new customer receivables retained by us and not transferred to our QSPE. As a result, Interest income and other increased $4.5 million and $4.8 million for the three and nine months ended October 31, 2008, respectively, while Securitization income declined primarily due to an increase in the non-cash fair value adjustment that reduced our Interest in securitized assets in the current year periods, as compared to the prior year periods, and reduced Gains on sales of receivables, since fewer new customer receivables were transferred to the QSPE in the current year periods. The decrease in fair value of our Interests in securitized assets was primarily a result of an increase in the estimated risk premium expected by a market participant included in the discount rate input and an increase in the weighted average net charge-off rate input a market participant would use in the discounted cash flow model used to determine the fair value of our interests in securitized assets. The risk premium included in the discount rate input was increased due to the continued volatility in the financial markets during the period and is not related to the performance of the credit portfolio or our credit collection operations.

o During the three months ended October 31, 2008, Selling, general and administrative (SG&A) expense increased as a percent of revenues to 33.9% from 32.7% in the prior year period, primarily due to the negative impact of the fair value adjustments on Total revenues, with 200 basis points of the increase resulting from the negative impact of the fair value adjustments on Total revenues. Additionally, as a result of Hurricanes Gustav and Ike, we incurred $1.3 million in expenses related to relocating and housing our employees, as well as damages to our facilities, accounting for 70 basis points of the increase in SG&A as a percentage of Total revenues. Despite the impact of the hurricanes and the fair value adjustments, SG&A expense decreased as a percent of revenues during the nine months ended October 31, 2008 to 29.9% from 30.6% in the prior year period, with the fair value adjustments and hurricane expenses negatively impacting the change is SG&A as a percentage of revenues by approximately 90 basis points. The improvements in SG&A expenses have been driven largely by lower compensation costs in absolute dollars and as a percent of revenues as compared to the prior year, as well as reduced advertising expenditures as a percent of revenues. Additionally, reductions in certain store operating expenses, including repairs and maintenance and janitorial services contributed to the improvement. Partially offsetting these improvements were increases in utilities, credit data processing and hurricane-related expenses.

o The Provision for bad debts increased to $2.8 million and $3.4 million for the three and nine months ended October 31, 2008, from $0.6 million and $1.5 million for the three and nine months ended October 31, 2007. This increase is due to an increase in the balance of customer receivables retained on our balance sheet as expected after the completion of our asset-based revolving credit facility in August 2008, and is not the result of higher actual or expected net credit charge-offs on the retained receivables. As opposed to our interest in the customer receivables transferred to the QSPE, which we account for at fair value, we are required to record a reserve for estimated future net credit losses for receivables retained on our balance sheet, which we estimated based on our historical loss trends.

o Net interest (income) expense has changed from reflecting net interest income in the prior year periods to net interest expense in the current year periods, due primarily to the increase in customer receivables retained on our balance sheet. As a result, we have used previously invested cash balances and borrowings under our revolving credit facility to fund the growth in customer receivables retained.

o The provision (benefit) for income taxes for the three and nine months ended October 31, 2008, was impacted primarily by the change in pre-tax income (loss) and the impact on the effective rate of the fact that taxes for the state of Texas are recorded based on gross margin, instead of Income (loss) before taxes.

Operational Changes and Resulting Outlook

     We have completed our store opening plans for the current fiscal year, having opened seven new and three replacement stores, with two of the new stores opened during the month of November 2008. We have additional sites under consideration for future development and continue to evaluate our store opening plans for future years, in light of capital availability.

     During the month of September 2008, two hurricanes, Gustav and Ike, made landfall along the Louisiana and Texas coastlines, respectively. As a result of the storms, our stores in the affected markets were closed for a total of 144 store-days during the month of September, not including the days before and after the storms when customers in the affected areas prepared to evacuate and then completed clean-up and repairs to their properties upon return from their evacuation. We believe we benefited from sales of replacement products to storm victims during the month of October, and expect this benefit to continue, though we are not able to quantify the amount or timing of these future sales. The impact on our customers also affected the performance of the credit portfolio during the current quarter and is expected to continue to impact future performance for a period of time, though we believe we have already experienced the worst affects. We believe we are better prepared to address the impacts of the hurricanes on the credit portfolio performance since we did not experience the loss of collection personnel we experienced after Hurricane Rita, three years ago. In fact, we lost very few employees upon our return to the corporate office after the hurricanes and, within days after Hurricane Ike made landfall, we initiated a recruiting campaign in the Beaumont, Texas, market and were successful in attracting a large number of new employees. Additionally, we have benefited from our decision to open a second collection site in San Antonio, Texas, which was not affected by either of the storms. The storms resulted in various direct and indirect costs that impacted our operating results for the period just ended. Direct costs included expenses to relocate, feed and house our employees, damages to our facilities and inventory and expenses to operate our stores on generators while electric utilities were being restored. Total direct costs incurred, net of estimated insurance proceeds, approximated $1.3 million. Indirect expenses incurred, which are difficult to measure and we feel had a greater impact than the direct costs incurred, include reduced productivity as we relocated our corporate office personnel and utilized personnel at other facilities to participate in the relocation process, among other items.

     While we have benefited recently from our operations being concentrated in the Texas, Louisiana and Oklahoma region, recent turmoil in the national economy, including instability in the financial markets, declining consumer confidence and falling oil prices will present significant challenges to our operations in the coming quarters. Specifically, future sales volumes, gross profit margins and credit portfolio performance could be negatively impacted, and thus impact our overall profitability. As a result, while we will strive to grow our market share, maintain consistent credit portfolio performance and reduce expenses, we will also work to maintain our access to the liquidity necessary to maintain our operations through these challenging times.

     The consumer electronics industry depends on new products to drive same store sales increases. Typically, these new products, such as high-definition televisions, Blu-ray and DVD players, digital cameras, MP3 players and GPS devices are introduced at relatively high price points that are then gradually reduced as the product becomes mainstream. To sustain positive same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps drive the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. This has historically been our experience, and we continue to adjust our marketing strategies to address this challenge through the introduction of new product categories and new products within our existing categories. Over the past year, our gross margins have been negatively impacted by price competition on flat panel televisions. As a result, our product gross margins began declining in the second quarter of fiscal year 2008.

Application of Critical Accounting Policies

     In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information, advice of experts and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as "critical accounting estimates." We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of October 31, 2008.

     Transfers of Financial Assets. We transfer certain customer receivables to a QSPE that issues asset-backed securities to third-party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. As we transfer the accounts we record an asset representing the fair value of our interest in the cash flows of the QSPE, which is the difference between the interest earned on customer accounts and the cost associated with financing and servicing the transferred accounts, including an estimate of future net credit losses associated with the transferred accounts, plus our retained interest in the transferred receivables, discounted using a return that we estimate would be expected by a third-party investor. We recognize the income from our interest in these transferred accounts as gains on the transfer of the asset, interest income and servicing fees. This income is recorded as Finance charges and other in our consolidated statements of operations. Additionally, changes in the fair value of our interest are recorded in Finance charges and other. We value our interest in the cash flows of the QSPE at fair value under the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements.

     We estimate the fair value of our Interests in securitized assets using a discounted cash flow model with most of the inputs used being unobservable inputs. The primary unobservable inputs, which are derived principally from our historical experience, with input from our investment bankers and financial advisors, include the estimated portfolio yield, net credit loss rate, discount rate, payment rate and delinquency rate and reflect our judgments about the assumptions market participants would use in determining fair value. In determining the cost of borrowings, we use current actual borrowing rates, and adjust them, as appropriate, using interest rate futures data from market sources to project interest rates over time. Changes in the assumptions over time, including varying credit portfolio performance, market interest rate changes, market participant risk premiums required, or a shift in the mix of funding sources, could result in significant volatility in the fair value of the Interest in securitized assets, and thus our earnings.

     During the three months and nine months ended October 31, 2008, risk premiums required by market participants on many investments increased as a result of continued volatility in the financial markets. Though we do not anticipate any significant variation in the underlying economics or expected cash flow performance of our securitized credit portfolio, we increased the risk premium included in the discount rate assumption used in the determination of the fair value of our interests in securitized assets to reflect the higher expected risk premiums included in investment returns we believe a market participant would require if purchasing our interests. Based on a review of the changes in market risk premiums during the three months ended April 30, 2008, and discussions with our investment bankers and financial advisors, we estimated that a market participant would require an approximately 300 basis point increase in the required risk premium. After our review for the three months ended October 31, 2008, we estimated that a market participant would require an additional 700 basis point increase in the required risk premium. As a result, we increased the weighted average discount rate assumption from 16.5% at January 31, 2008, to 25.7% at October 31, 2008, after reflecting a 77 basis point decrease in the risk-free interest rate included in the discount rate assumption. The increase in the discount rate has the effect of deferring income to future periods, but not permanently reducing securitization income or our earnings, assuming no significant variation in the future cash flow performance of the securitized credit portfolio. If a market participant were to require a risk premium that is 100 basis points higher than we estimated in the fair value calculation, the fair value of our Interests in securitized assets would be decreased by an additional $1.5 million as of October 31, 2008. If we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), our Interests in securitized assets and Finance charges and other would have been reduced by $5.9 million as of October 31, 2008. If the assumption used for estimating credit losses was increased by 0.5%, the impact to Finance charges and other would have been a reduction in revenues and pretax income of $2.2 million as of October 31, 2008.

     Revenue Recognition. Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell service maintenance renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amount of service maintenance agreement revenue deferred at October 31, 2008, and January 31, 2008, is $7.2 million and $6.6 million, respectively, and is included in Deferred revenues and allowances in the accompanying consolidated balance sheets.

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

     Goodwill. We perform an assessment annually testing for the impairment of goodwill, or at any other time when impairment indicators exist. While the current market conditions have caused our market capitalization to fall below our book value, we do not believe an indicator of impairment exists and will perform our annual impairment test in the fourth quarter of fiscal 2009.

     Receivables Not Sold. Certain receivables are carried on the Company's balance sheet in Accounts receivable. Such receivables are recorded net of an allowance for doubtful accounts, which is calculated based on historical losses. Typically, a receivable is considered delinquent if a payment has not been received on the scheduled due date. Generally, an account that is delinquent more than 120 days and for which no payment has been received in the past seven months will be charged-off against the allowance and interest accrued subsequent to the last payment will be reversed. Interest income is accrued using the Rule of 78's method for installment contracts and the simple interest method for revolving charge accounts. Typically, interest income is accrued until the contract or account is paid off or charged-off. Interest income is recognized on our "same as cash" promotion accounts based on our historical experience related to customers that fail to satisfy the requirements of the interest-free programs. The Company has a secured interest in the merchandise financed by these receivables and therefore has the opportunity to recover a portion of the charged-off value.

     Results of Operations

     The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

                                                      Three Months Ended            Nine Months Ended
                                                         October 31,                   October 31,
                                                  ---------------------------   --------------------------
                                                     2007           2008           2007           2008
                                                  -----------    ------------   -----------    -----------
Revenues:
  Product sales                                         82.2%          87.2%          81.3%          83.0%
  Service maintenance agreement commissions (net)        4.4            4.7            4.5            4.6
  Service revenues                                       3.2            2.8            2.9            2.5
                                                  -----------    ------------   -----------    -----------
    Total net sales                                     89.8           94.7           88.7           90.1

  Finance charges and other                             12.3           13.9           12.1           13.1
  Net increase (decrease) in fair value                 (2.1)          (8.6)          (0.7)          (3.2)
                                                  -----------    ------------   -----------    -----------
    Total finance charges and other                     10.2            5.3           11.3            9.9
                                                  -----------    ------------   -----------    -----------

      Total revenues                                   100.0          100.0          100.0          100.0
Costs and expenses:
  Cost of goods sold, including
    warehousing and occupancy cost                      62.4           69.1           61.5           64.9
  Cost of parts sold, including
    warehousing and occupancy cost                       1.2            1.4            1.0            1.1
  Selling, general and administrative expense           32.7           33.9           30.6           29.9
  Provision for bad debts                                0.3            1.5            0.2            0.6
                                                  -----------    ------------   -----------    -----------
      Total costs and expenses                          96.6          105.9           93.3           96.5
                                                  -----------    ------------   -----------    -----------
  Operating income                                       3.4           (5.9)           6.7            3.5
  Interest (income) expense, net                        (0.1)           0.3           (0.1)           0.1
  Other (income) / expense, net                          0.0           (0.0)          (0.1)           0.0
                                                  -----------    ------------   -----------    -----------
  Income before income taxes                             3.5           (6.2)           6.9            3.4
  Provision for income taxes                             1.4           (2.0)           2.4            1.3
                                                  -----------    ------------   -----------    -----------
  Net income                                             2.1%          (4.2)%          4.5%           2.1%
                                                  ===========    ============   ===========    ===========

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

Three Months Ended October 31, 2008 Compared to Three Months Ended October 31, 2007

                                                                    Change
--------------------------------------------------------------------------------
(Dollars in Millions)                         2008     2007      $         %
--------------------------------------------------------------------------------
Net sales                                    $ 173.9  $ 170.0     3.9       2.3
--------------------------------------------------------------------------------
Finance charges and other                       25.5     23.3     2.2       9.4
--------------------------------------------------------------------------------
Net decrease in fair value                     (15.7)    (4.0)  (11.7)      N/A
--------------------------------------------------------------------------------
Total Revenues                               $ 183.7  $ 189.4    (5.7)      3.0
--------------------------------------------------------------------------------

     The $3.9 million increase in net sales was impacted significantly by Hurricanes Gustav and Ike, which resulted in 144 store-days lost during the three months ended October 31, 2008. The change in net sales was made up of the following:

     o a $14.1 million increase generated by eleven retail locations that were not open for the three months in each period; and

     o a $9.5 million same store sales decrease of 5.8%, driven primarily by the impact of the hurricanes discussed above, as evidenced by our positive same store sales results in the months of August and October;

     o a $0.3 million increase resulted from a decrease in discounts on extended-term promotional credit sales (those with terms longer than 12 months).

     o    a $1.0 million decrease resulted from a decrease in service revenues.

     The components of the $3.9 million increase in net sales were a $4.6 million increase in Product sales and partially offset by a $0.7 million decrease in service maintenance agreement commissions and service revenues. The $4.6 million increase in product sales resulted from the following:

     o approximately $6.1 million increase attributable to increases in total unit sales, due primarily to increased sales in consumer electronics and the benefit of hurricane-related sales of generators and related equipment, and

     o approximately $1.5 million decrease attributable to an overall decrease in the average unit price. The increase was due primarily to a decline in price points in general, particularly in the consumer electronics, lawn and garden and track categories, as the average price of televisions in general declined, increased sales of generators and equipment as a result of the hurricanes negatively impacted the lawn and garden average price point, and a change in the mix of products in the track, as well as lower average prices for laptop computers, resulted in a drop in the average price point.

     The $0.7 million decrease in service maintenance agreement commissions and service revenues was driven by lower service revenues, partially offset by increased sales of service maintenance agreements due to higher product sales.

     The following table presents the makeup of net sales by product category in each quarter, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

                                           Three Months Ended October 31,
                              --------------------------------------------------------
                                         2007                          2008
                              --------------------------    --------------------------      Percent
           Category             Amount         Percent        Amount         Percent        Change
                              -----------    -----------    -----------    -----------    -----------
Consumer electronics          $    55,572          32.7%    $    58,337          33.6%           5.0%  (1)
Home appliances                    54,214          31.8          53,075          30.5           (2.1)  (2)
Track                              22,132          13.0          22,649          13.0            2.3   (3)
Furniture and mattresses           13,922           8.2          14,465           8.3            3.9   (4)
Lawn and garden                     5,450           3.2           7,724           4.5           41.7   (5)
Delivery                            3,090           1.8           2,874           1.7           (7.0)  (6)
Other                               1,277           0.8           1,129           0.6          (11.6)
                              -----------    -----------    -----------    -----------
     Total product sales          155,657          91.5         160,253          92.2            3.0
Service maintenance agreement
commissions                         8,336           4.9           8,547           4.9            2.5   (7)
Service revenues                    6,059           3.6           5,130           2.9          (15.3)  (8)
                              -----------    -----------    -----------    -----------
     Total net sales          $   170,052         100.0%    $   173,930         100.0%           2.3%
                              ===========    ===========    ===========    ===========

     (1) This increase is due to continued consumer interest in LCD televisions and higher home theater sales, which offset declines in projection and plasma televisions.
     (2) The home appliance category decreased slightly on lower cooking and refrigeration sales and offset by an increase in laundry sales, as the appliance market in general showed continued weakness. Appliances sales benefited during the month of October 2008, from replacement sales to victims of Hurricane Ike.
     (3) The increase in track sales (consisting largely of computers, computer peripherals, video game equipment, portable electronics and small appliances) is driven primarily by higher laptop computer, DVD player, GPS device and accessory sales partially offset by lower desktop computer, video game equipment and MP3 player sales.
     (4) This increase is due to higher furniture sales driven by the impact of additional vendors and product offerings.
     (5) This category was impacted by increased sales of generators and related items in the markets affected by Hurricane Ike.
     (6) This decrease was due to a reduction in the total number of deliveries, primarily as customers take advantage of the ability to carry out smaller flat-panel televisions.
     (7)  This increase is due to the increase in product sales.
     (8) This decrease is driven by a decrease in the number of warranty service calls performed by our technicians.


                                                                  Change
--------------------------------------------------------------------------------
(Dollars in Thousands)                        2008     2007     $         %
--------------------------------------------------------------------------------
Securitization income (including fair
     value adjustment)                       $   848  $14,115   (13,267)  (94.0)
--------------------------------------------------------------------------------
Insurance commissions                          4,396    5,114      (718)  (14.0)
--------------------------------------------------------------------------------
Interest income and other                      4,573       85     4,488      NM
--------------------------------------------------------------------------------
Finance charges and other                    $ 9,817  $19,314    (9,497)  (49.2)
--------------------------------------------------------------------------------

     The decline in Securitization income resulted primarily from an $11.8 million increase in the non-cash fair value adjustment to reduce our Interests in securitized assets. Additionally, as a result of the completion of our new revolving credit facility, we are retaining certain new customer receivables generated on our balance sheet and not transferring them to the QSPE. As a result of the reduced transfer of receivables to the QSPE, Gains on sales of receivables included in Securitization income has declined to $1.7 million for the three months ended October 31, 2008, from $6.2 million for the three months ended October 31, 2007. Because of the higher average balance of receivables held by the QSPE, as compared to the same period in the prior year, and increases in the discount rate assumption used in our fair value calculation, Interest earned on our retained interest included in Securitization income has increased to $8.5 million for the three months ended October 31, 2008, from $5.9 million in the prior year. Insurance commissions have declined due to lower retrospective commissions, which were negatively impacted by higher claims filings due to Hurricanes Gustav and Ike, and lower interest earnings on funds held by the insurance company for the payment of claims. Interest income and other increased $4.5 million due to an increase in new customer receivables generated that are being held on-balance sheet to a balance of $89.6 million at October 31, 2008, from $9.0 million in the prior year. The following table provides key portfolio performance information for the three months ended October 31, 2008 and 2007:

                                                                     2008                          2007
                                                  ------------------------------------------   ------------
                                                    ABS (a)        ABL (b)         Total          Total
                                                  ------------   ------------   ------------   ------------
Interest income and fees (1)                      $    28,929    $     4,149    $    33,078    $    29,658
Net charge-offs                                        (5,749)             -         (5,749)        (4,548)
Borrowing costs                                        (6,426)             -         (6,426)        (6,630)
                                                  ------------   ------------   ------------   ------------
  Amounts included in Finance charges and other        16,754          4,149         20,903         18,480
                                                  ------------   ------------   ------------   ------------
Net charge-offs in Provision for bad debts                  -           (198)          (198)          (315)
Borrowing costs in Interest expense                         -           (260)          (260)             -
                                                  ------------   ------------   ------------   ------------
  Net portfolio yield (c)                         $    16,754    $     3,691    $    20,445    $    18,165
                                                  ============   ============   ============   ============

Average portfolio balance (2)                     $   644,447    $    57,997    $   702,444    $   612,877
Portfolio yield % annualized (1) / (2)                   18.0%          28.6%          18.8%          19.4%
Net charge-off % (annualized)                             3.6%           1.4%           3.4%           3.2%

     (a) Off balance sheet portfolio owned by the QSPE and serviced by the Company
     (b) On balance sheet portfolio. Charge-off levels will lag the balance growth.
     (c) Consistent with securitization income, exclusive of the fair value adjustments, for the ABS facility.

                                                                  Change
--------------------------------------------------------------------------------
(Dollars in Millions)                         2008     2007      $         %
--------------------------------------------------------------------------------
Cost of goods sold                           $ 127.0  $ 118.2   8.8       7.4
--------------------------------------------------------------------------------
As a percent of net product sales              79.3%    75.9%             3.4
--------------------------------------------------------------------------------

    Cost of goods sold increased as a percent of net product sales from the 2007 period to the 2008 period due to pricing pressures in retailing in general.

                                                                  Change
--------------------------------------------------------------------------------
(Dollars in Millions)                         2008     2007      $         %
--------------------------------------------------------------------------------
Cost of service parts sold                   $   2.5  $   2.3   0.2       9.8
--------------------------------------------------------------------------------
As a percent of service revenues               48.3%    37.3%            11.0
--------------------------------------------------------------------------------

     This increase was due primarily to a 16.7% increase in parts sales.

                                                                  Change
--------------------------------------------------------------------------------
(Dollars in Millions)                         2008     2007      $         %
--------------------------------------------------------------------------------
Selling, general and administrative expense  $  62.3  $  61.9   0.4       0.6
--------------------------------------------------------------------------------
As a percent of total revenues                  33.9%   32.7%             1.2
--------------------------------------------------------------------------------

     The increase in SG&A expense was largely attributable to the addition of new stores and the expenses of approximately $1.3 million, net of estimated insurance proceeds, that we incurred related to the two hurricanes that occurred during the quarter. The increase in our SG&A expense as a percent of revenues was largely driven by the negative impact of the fair value adjustment on total revenues, with 200 basis points of the increase resulting from the negative impact of the fair value adjustments on Total revenues and 70 basis points of the increase being due to the hurricane-related expenses. Our SG&A expense as a percent of revenues was benefited by lower compensation costs in absolute dollars and as a percent of revenues as compared to the prior year, as well as reduced advertising expense as a percent of revenues. Additionally, reductions in certain store operating expenses, including repairs and maintenance and janitorial services were realized. Partially offsetting these improvements were increases in utilities, management information systems and stock-based compensation expenses.

                                                                  Change
--------------------------------------------------------------------------------
(Dollars in Millions)                         2008     2007      $         %
--------------------------------------------------------------------------------
Provision for bad debts                      $   2.8  $   0.6   2.2     381.4
--------------------------------------------------------------------------------
As a percent of total revenues                 1.53%     .31%            1.22
--------------------------------------------------------------------------------

     The provision for bad debts on non-credit portfolio receivables and credit portfolio receivables retained by us and not eligible to be transferred to the QSPE increased primarily as a result of increased balances of receivables retained by us. See the notes to the financial statements for information regarding the performance of the credit portfolio.

                                                                  Change
--------------------------------------------------------------------------------
(Dollars in Thousands)                        2008     2007      $         %
--------------------------------------------------------------------------------
Interest (income) expense, net               $   468  $  (110)  578       N/A
--------------------------------------------------------------------------------

     The increase in net interest expense was a result of interest incurred on our new revolving credit facility. In addition, there was a decrease in interest income from invested funds due to lower balances of invested cash and lower interest rates earned on amounts invested.

                                                                  Change
--------------------------------------------------------------------------------
(Dollars in Millions)                         2008     2007      $         %
--------------------------------------------------------------------------------
Provision (benefit) for income taxes         $ (3.6)  $   2.5   (6.1)    (244)
--------------------------------------------------------------------------------
As a percent of income (loss) before
     income taxes                              31.9%    38.6%              NA
--------------------------------------------------------------------------------

     Due to the large non-cash fair value adjustment reducing our Interests in securitized assets, we reported a Loss before income taxes for the three months ended October 31, 2008, resulting in a tax benefit recorded in the current year, as opposed to a Provision for income taxes in Income before income taxes in the prior year. Also, due to the fact that taxes for the state of Texas are recorded based on gross margin, instead of Income (loss) before taxes, it partially offsets the Benefit for income taxes recorded based on the Loss before income taxes, resulting in a lower effective tax rate.

Nine Months Ended  October 31, 2008  Compared to Nine Months  Ended  October 31,
2007

                                                                  Change
--------------------------------------------------------------------------------
(Dollars in Millions)                         2008     2007      $        %
--------------------------------------------------------------------------------
Net sales                                    $ 559.6  $ 530.4   29.2     5.5
--------------------------------------------------------------------------------
Finance charges and other                       81.2     72.2    9.0    12.5
--------------------------------------------------------------------------------
Net decrease in fair value                    (20.0)    (4.4)  (15.6)    N/A
--------------------------------------------------------------------------------
Total Revenues                               $ 620.8  $ 598.2   22.6     3.8
--------------------------------------------------------------------------------

     The $29.2 million increase in net sales was impacted by Hurricanes Gustav and Ike, which resulted in 144 store-days lost during the nine months ended October 31, 2008. The change in net sales was made up of the following:

     o a $40.6 million increase generated by twelve retail locations that were not open for the nine months in each period;

     o a $10.4 million same store sales decrease of 2.0%, driven by the impact of the hurricanes discussed above and weakness in appliance sales;

     o a $0.8 million increase resulted from a decrease in discounts on extended-term promotional credit sales (those with terms longer than 12 months); and

     o    a $1.8 million decrease resulted from a decrease in service revenues.

     The components of the $29.2 million increase in net sales were a $29.3 million increase in Product sales and a $1.7 million increase in service maintenance agreement commissions, partially offset by a $1.8 million decrease in service revenues. The $29.3 million increase in product sales resulted from the following:

     o approximately $29.1 million increase attributable to an overall increase in the average unit price. The increase was due primarily to a change in the mix of product sales, driven by an increase in the consumer electronics category, which has the highest average price point of any category, as a percentage of total product sales. Additionally, there were category price point increases as a result of a shift to higher-priced high-efficiency laundry items and increases in price points on furniture and mattresses, partially offset by a decline in the average price points on lawn and garden, and

     o approximately $0.2 million increase attributable to increases in total unit sales, due primarily to solid growth in consumer electronics.

     The $0.2 million increase in service maintenance agreement commissions and service revenues was driven by increased sales of service maintenance agreements, consistent with higher product sales, partially offset by lower service revenues.

     The following table presents the makeup of net sales by product category, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

                                           Nine Months Ended October 31,
                              --------------------------------------------------------
                                         2007                          2008
                              --------------------------    --------------------------      Percent
           Category             Amount         Percent        Amount         Percent        Change
                              ----------     -----------    -----------    -----------    -----------
Consumer electronics          $  168,456           31.8%    $   195,169          34.9%          15.9%  (1)
Home appliances                  172,651           32.5         169,179          30.2           (2.0)  (2)
Track                             64,240           12.1          68,916          12.3            7.3   (3)
Furniture and mattresses          47,124            8.9          48,736           8.7            3.4   (4)
Lawn and garden                   20,161            3.8          20,427           3.7            1.3   (5)
Delivery                           9,454            1.8           9,220           1.6           (2.5)  (6)
Other                              4,003            0.8           3,757           0.7           (6.1)
                              ----------     -----------    -----------    -----------
   Total product sales           486,089           91.7         515,404          92.1            6.0
Service maintenance agreement
 commissions                      26,688            5.0          28,428           5.1            6.5   (7)
Service revenues                  17,641            3.3          15,810           2.8          (10.4)  (8)
                              ----------     -----------    -----------    -----------
   Total net sales            $  530,418          100.0%    $   559,642         100.0%           5.5%
                              ==========     ===========    ===========    ===========

----------------------------------
(1) This increase is due to continued consumer interest in LCD televisions, which offset declines in projection and plasma televisions.
(2) The home appliance category declined primarily due to lower refrigeration sales, as, the appliance market in general showed continued weakness.
(3) The increase in track sales (consisting largely of computers, computer peripherals, video game equipment, portable electronics and small appliances) is driven primarily by increased DVD sales, laptop computer sales, and the addition of GPS devices, partially offset by declines in camcorder, camera and desktop computer.
(4) This increase is due to store expansion and a change in our furniture and mattresses merchandising driven by the multi-vendor strategy implemented during the prior year.
(5) This category was impacted by increased sales of generators and related items to customers in the markets affected by Hurricane Ike.
(6) This decrease was due to a reduction in the total number of deliveries, primarily as customers take advantage of the ability to carry out smaller flat-panel televisions.
(7)  This increase is due to the increase in product sales.
(8) This decrease is driven by a decrease in the number of warranty service calls performed by our technicians.

                                                                  Change
--------------------------------------------------------------------------------
(Dollars in Thousands)                        2008     2007      $        %
--------------------------------------------------------------------------------
Securitization income (including fair
     value adjustment)                       $39,669  $50,453  (10,784) (21.4)
--------------------------------------------------------------------------------
Insurance commissions                         15,336   15,948     (612)  (3.8)
--------------------------------------------------------------------------------
Interest income and other                      6,190    1,384    4,806    N/A
--------------------------------------------------------------------------------
Finance charges and other                    $61,195  $67,785   (6,590)  (9.7)
--------------------------------------------------------------------------------

     The decline in Securitization income resulted primarily from a $15.3 million increase in the non-cash fair value adjustment to reduce our Interests in securitized assets. Additionally, as a result of the completion of our new revolving credit facility, we are retaining certain new customer receivables generated on our balance sheet and not transferring them to the QSPE. As a result of the reduced transfer of receivables to the QSPE, Gains on sales of receivables included in Securitization income has declined to $17.1 million for the nine months ended October 31, 2008, from $21.0 million for the nine months ended October 31, 2007. Because of the higher average balance of receivables held by the QSPE, as compared to the same period in the prior year, and increases in the discount rate assumption used in our fair value calculation, Interest earned on our retained interest included in Securitization income has increased to $23.4 million for the nine months ended October 31, 2008, from $16.5 million in the prior year. Insurance commissions have declined due to lower retrospective commissions, which were negatively impacted by higher claims filings due to Hurricanes Gustav and Ike, and lower interest earnings on funds held by the insurance company for the payment of claims. Interest income and other increased $4.8 million due to an increase in new customer receivables generated that are being held on-balance sheet to a balance of $89.6 million at October 31, 2008, from $9.0 million in the prior year. The following table provides key portfolio performance information for the nine months ended October 31, 2008 and 2007:

                                                                     2008                          2007
                                                  ------------------------------------------   ------------
                                                    ABS (a)        ABL (b)         Total          Total
                                                  ------------   ------------   ------------   ------------
Interest income and fees (1)                      $    92,690    $     4,629    $    97,319    $    86,869
Net charge-offs                                       (15,474)             -        (15,474)       (11,552)
Borrowing costs                                       (17,277)             -        (17,277)       (19,105)
                                                  ------------   ------------   ------------   ------------
  Amounts included in Finance charges and other        59,939          4,629         64,568         56,212
                                                  ------------   ------------   ------------   ------------
Net charge-offs in Provision for bad debts                  -           (565)          (565)          (685)
Borrowing costs in Interest expense                         -           (260)          (260)             -
                                                  ------------   ------------   ------------   ------------
  Net portfolio yield (c)                         $    59,939    $     3,804    $    63,743    $    55,527
                                                  ============   ============   ============   ============

Average portfolio balance (2)                     $   653,735    $    28,474    $   682,209    $   594,535
Portfolio yield % annualized (1) / (2)                   18.9%          21.7%          19.0%          19.5%
Net charge-off % (annualized)                             3.2%           2.6%           3.1%           2.7%

(a)  Off balance sheet portfolio owned by the QSPE and serviced by the Company
(b)  On balance sheet portfolio. Charge-off levels will lag the balance growth.
(c)  Consistent  with  securitization  income,   exclusive  of  the  fair  value
     adjustments, for the ABS facility.

                                                                  Change
--------------------------------------------------------------------------------
(Dollars in Millions)                         2008     2007      $         %
--------------------------------------------------------------------------------
Cost of goods sold                           $ 402.9  $ 367.9   35.0      9.5
--------------------------------------------------------------------------------
As a percent of net product sales              78.2%    75.7%             2.5
--------------------------------------------------------------------------------

     Cost of goods sold increased as a percent of net product sales from the 2007 period to the 2008 period due to pricing pressures in retailing in general.

                                                                  Change
--------------------------------------------------------------------------------
(Dollars in Millions)                         2008     2007      $        %
--------------------------------------------------------------------------------
Cost of service parts sold                   $   7.1  $   6.2   .9      13.2
--------------------------------------------------------------------------------
As a percent of service revenues               47.7%    35.4%           12.3
--------------------------------------------------------------------------------

     This increase was due primarily to a 21.8% increase in parts sales.

                                                                  Change
--------------------------------------------------------------------------------
(Dollars in Millions)                         2008     2007      $         %
--------------------------------------------------------------------------------
Selling, general and administrative expense  $ 185.6  $ 183.2   2.4       1.3
--------------------------------------------------------------------------------
As a percent of total revenues                 29.9%    30.6%            (0.7)
--------------------------------------------------------------------------------

     The increase in SG&A expense was largely attributable to the addition of new stores and the expenses of approximately $1.3 million, net of estimated insurance proceeds, that we incurred related to the two hurricanes that occurred during the period. The decrease in our SG&A expense as a percent of revenues was negatively affected by the negative impact of the fair value adjustment on total revenues, with the decrease shown above being reduced by 70 basis points due to the negative impact of the fair value adjustments on Total revenues and another 20 basis points due to the hurricane-related expenses. The improvement in our SG&A expense as a percent of revenues was largely driven by lower compensation costs in absolute dollars and as a percent of revenues as compared to the prior year, as well as reduced advertising expense as a percent of revenues. Additionally, reductions in certain store operating expenses, including repairs and maintenance and janitorial services contributed to the improvement. Partially offsetting these improvements were increases in utilities, management information systems and stock-based compensation expenses.

                                                                  Change
--------------------------------------------------------------------------------
(Dollars in Millions)                         2008     2007      $         %
--------------------------------------------------------------------------------
Provision for bad debts                      $   3.4  $   1.5   1.9      127.8
--------------------------------------------------------------------------------
As a percent of total revenues                  .53%     .25%             0.28
--------------------------------------------------------------------------------

     The provision for bad debts on non-credit portfolio receivables and credit portfolio receivables retained by us and not eligible to be transferred to the QSPE increased primarily as a result of increased balances of receivables retained by us. See the notes to the financial statements for information regarding the performance of the credit portfolio.

                                                                  Change
--------------------------------------------------------------------------------
(Dollars in Thousands)                        2008     2007      $         %
--------------------------------------------------------------------------------
Interest (income) expense, net               $   368  $ (601)   969    (161.2)
--------------------------------------------------------------------------------

     The increase in net interest expense was a result of interest incurred on our new revolving credit facility. In addition, there was a decrease in interest income from invested funds due to lower balances of invested cash and lower interest rates earned on amounts invested.

                                                                  Change
--------------------------------------------------------------------------------
(Dollars in Thousands)                        2008     2007      $         %
--------------------------------------------------------------------------------
Other (income)/expense, net                  $   106  $ (920)   1,026   (111.1)
--------------------------------------------------------------------------------

     During the period ended October 31, 2007, there were gains recognized on the sale of two of the Company's store locations. There were approximately $1.2 million of gains realized, but not recognized, in the period ended October 31, 2007, on transactions qualifying for sale-leaseback accounting that were deferred and are being amortized as a reduction of rent expense on a straight-line basis over the minimum lease terms.

                                                                  Change
--------------------------------------------------------------------------------
(Dollars in Millions)                         2008     2007      $         %
--------------------------------------------------------------------------------
Provision for income taxes                   $   8.4  $  14.2   5.8      41.3
--------------------------------------------------------------------------------
As a percent of income before income taxes     39.0%    34.1%             N/A
--------------------------------------------------------------------------------

     Due to the large non-cash fair value adjustment reducing our Interests in securitized assets this period, and the fact that taxes for the state of Texas are recorded based on gross margin, instead of Income before taxes, the effective rate was higher during the 2008 period as we did not receive a benefit for taxes for the state of Texas on the non-cash fair value adjustment.

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

     As of October 31, 2008, we had $53.2 million under our revolving credit facility, net of standby letters of credit issued, and $10.0 million under our unsecured bank line of credit immediately available to us for general corporate purposes, $18.5 million under extended vendor terms for purchases of inventory and $18.0 million in commitments available to our QSPE for the transfer of receivables. In addition to the $53.2 million currently available under the revolving credit facility, an additional $101.1 million will become available as we grow the balance of new receivables retained by us and when there is growth in total eligible inventory balances. The principal payments received on receivables held by the QSPE, which averaged approximately $30 million per month during the three months ended October 31, 2008, will also be available each month to fund transfers of new receivables.

     On August 14, 2008, we executed a $210 million revolving credit facility that provides funding based on a borrowing base calculation that includes accounts receivable and inventory. The new facility, which replaced our $100 million revolving credit facility, matures in August 2011 and bears interest at LIBOR plus a spread ranging from 225 basis points to 275 basis points, based on a fixed charge coverage ratio. The spread will be 225 basis points for the first six months under the new loan agreement, and then will be subject to adjustment as discussed above. Additionally, the new loan agreement includes an accordion feature allowing for future expansion of the committed amount up to $350 million. In conjunction with completing this financing arrangement, our QSPE amended certain of its borrowing agreements to provide for the existence of the new revolving credit facility and adjust certain terms of its borrowing arrangements to current market requirements, including reducing the advance rate on its variable funding note facility from a maximum of 85% to a maximum of 76%. As a result of completing the new revolving credit facility, a larger portion of the accounts receivable we generate will be retained by us and not sold to the QSPE, and as such will be included in our consolidated balance sheet.

     A summary of the significant financial covenants that govern our revolving credit facility compared to our actual compliance status at October 31, 2008, is presented below:

                                                                                        Required
                                                                                        Minimum/
                                                                     Actual              Maximum
                                                                 ---------------     ---------------
Fixed charge coverage ratio must exceed required minimum          1.76 to 1.00        1.30 to 1.00
Leverage ratio must be lower than required maximum                2.06 to 1.00        3.50 to 1.00
Cash recovery percentage must exceed required minimum                 5.14%               4.75%
Capital expenditures, net must be lower than required maximum     $21.6 million       $22.0 million

     Note: All terms in the above table are defined by the revolving credit facility and may or may not agree directly to the financial statement captions in this document. The covenants are calculated on a trailing four quarter basis.

     We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and the QSPE's asset-backed securitization facilities. Based on our current operating plans, we believe that cash generated from operations, available borrowings under our revolving credit facility and unsecured credit line, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and cash flows from the QSPE's asset-backed securitization program will be sufficient to fund our operations, store expansion and updating activities and capital programs for at least 12 months. However, there are several factors that could decrease cash provided by operating activities, including:

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

     o increases in personnel costs or other costs for us to stay competitive in our markets; and

     o the inability of our QSPE to get its current variable funding note facility renewed at its annual maturity date.

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

     o    reducing capital expenditures for new store openings,

     o taking advantage of longer payment terms and financing available for inventory purchases,

     o    utilizing other sources for providing financing to our customers,

     o negotiating to expand the capacity available under existing credit facilities, and

     o    accessing new debt or equity markets.

     During the nine months ended October 31, 2008, net cash used in operating activities increased to $23.3 million in the nine months ended October 31, 2008, from $11.6 million used in operating activities in the nine months ended October 31, 2007. Operating cash flows for the current period were impacted primarily by the increased retention of customer accounts receivable on our consolidated balance sheet and increased inventories to support newly opened stores, partially offset by an increase in accounts payable balances, due to the timing of inventory purchases and taking advantage of payment terms available from our vendors, and the deferrals of certain state sales tax and federal tax deposits granted as a result of Hurricane Ike. Prior to the quarter ended October 31, 2008, virtually all customer accounts receivable were transferred to and funded by our QSPE, resulting in the net cash flow activity from these transactions being reported in cash flows from operating activities. However, the cash flow presentation is different for customer accounts receivable retained by us and financed through our revolving credit facility, with the increase in the Accounts receivable balance being reflected as a use of cash in cash flows from operating activities, and borrowings on our revolving credit facility being reflected in cash flows from financing activities. As a result, we expect, as we continue to grow the balance of customer accounts receivable retained by us, that we will typically report cash flows "used" in operating activities, with the funding for this activity provided by our revolving credit facility resulting in us reporting cash "provided" by financing activities.

     As noted above, we offer promotional credit programs to certain customers that provide for "same as cash" or deferred interest interest-free periods of varying terms, generally three, six, 12, 18, 24 and 36 months, and require monthly payments beginning in the month after the sale. The various "same as cash" promotional accounts and deferred interest program accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30.0% of eligible securitized receivables. If we exceed this 30.0% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period. The percentage of eligible securitized receivables represented by promotional receivables was 22.5% and 18.1%, as of October 31, 2007 and 2008, respectively. There is no limitation on the amount of deferred interest program accounts that can be carried as collateral under the revolving credit facility. The percentage of all managed receivables represented by promotional receivables was 16.9% as of October 31, 2008. The weighted average promotional period was 14.8 months and 16.2 months for all promotional receivables outstanding as of October 31, 2007 and 2008, respectively. The weighted average remaining term on those same promotional receivables was 10.7 months and 11.1 months as of October 31, 2007 and 2008, respectively. While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables, we receive less income on these receivables, resulting in a reduction of the net interest margin on those receivables.

     Net cash used in investing activities increased by $11.7 million, from $3.1 million used in the fiscal 2008 period to $14.8 million used in the fiscal 2009 period. The net increase in cash used in investing activities resulted primarily from a decline in proceeds from sales of property and equipment as compared to the same period in the prior fiscal year, and increased purchases of property and equipment in the current year period. The cash expended for property and equipment was used primarily for construction of new stores and the reformatting of existing stores to better support our current product mix.

     Net cash from financing activities increased by $50.1 million from $18.8 million used during the nine months ended October 31, 2007, to $31.3 million provided during the nine months ended October 31, 2008, as we suspended our stock repurchase program in the current fiscal period and increased borrowings under our revolving credit facility to fund the new customer receivables generated and retained on our balance sheet.

     In its regularly scheduled meeting on August 24, 2006, our Board of Directors authorized the repurchase of up to $50 million of our common stock, dependent on market conditions and the price of the stock. Through October 31, 2008, we had spent $37.1 million under this authorization to acquire 1,723,205 shares of our common stock, though there were no shares repurchased during the nine months ended October 31, 2008, and our Board of Directors has terminated the repurchase program.

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

     At October 31, 2008, the issuer had issued two series of notes and bonds: the 2002 Series A variable funding note with a total availability of $300 million and three classes of 2006 Series A bonds with an aggregate amount outstanding of $150 million, of which $6.0 million was required to be placed in a restricted cash account for the benefit of the bondholders. The 2002 Series A variable funding note is composed of a $100 million 364-day tranche, and a $200 million tranche that matures in 2012. The issuer recently completed an extension of the maturity date on the 364-day commitment to August 13, 2009. In conjunction with the renewal, the cost of borrowings under this $300 million facility increased and now bear interest at the commercial paper rate plus 250 basis points, in most instances. If the net portfolio yield, as defined by agreements, falls below 5.0%, then the issuer may be required to fund additions to the cash reserves in the restricted cash accounts. The net portfolio yield was 6.9% at October 31, 2008. Private institutional investors, primarily insurance companies, purchased the 2006 Series A bonds at a weighted fixed rate of 5.75%. The weighted average interest on the variable funding note during the month of October 2008 was 6.30%.

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

     Currently the 2002 Series A variable funding note permits the issuer to borrow funds up to $300 million to purchase receivables from us or make principal payments on other bonds, thereby functioning as a "basket" to accumulate receivables. As issuer borrowings under the 2002 Series A variable funding note approach the total commitment, the issuer is required to request an increase in the 2002 Series A amount or issue a new series of bonds and use the proceeds to pay down the then outstanding balance of the 2002 Series A variable funding note, so that the basket will once again become available to accumulate new receivables or meet other obligations required under the transaction documents. As of October 31, 2008, borrowings under the 2002 Series A variable funding note were $282.0 million.

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

     A summary of the significant financial covenants that govern the 2002 Series A variable funding note compared to actual compliance status at October 31, 2008, is presented below:

                                                                                                  Required
                                                                                                  Minimum/
                                                                             As reported           Maximum
                                                                           ---------------     ---------------
Issuer interest must exceed required minimum                                $76.3 million       $79.9 million
Gross loss rate must be lower than required maximum (a)                         4.6%                10.0%
Serviced portfolio gross loss rate must be lower than required maximum (b)      4.3%                10.0%
Net portfolio yield must exceed required minimum (a)                            6.9%                2.0%
Serviced portfolio net portfolio yield must exceed required minimum (b)         8.0%                2.0%
Payment rate must exceed required minimum (a)                                   6.5%                3.0%
Serviced portfolio payment rate must exceed required minimum (a)                5.14%               4.75%
Consolidated net worth must exceed required minimum                        $330.5 million      $227.8 million

     (a)  - Calculated for those receivables transferred to the QSPE.
     (b) - Calculated for the total of receivables transferred to the QSPE and those retained by the Company.

     Note: All terms in the above table are defined by the asset backed securitization program and may or may not agree directly to the financial statement captions in this document.

     As indicated in the table above, the minimum issuer interest requirement was not satisfied as of October 31, 2008. The minimum issuer interest requirement is calculated based on information that is not available until after the end of the month. Upon determining the new minimum issuer interest requirement, the Issuer deposited the collateral necessary to satisfy the required minimum. This deficiency was cured within the time periods provided and does not limit the Issuer's ability to meet its obligations, including funding the transfer of future receivables created by us. As a result, the occurrence of this deficiency did not result in any unscheduled amortization requirements for the 2002 Series A or 2006 Series A Notes.

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

Securitization Facilities
We finance most of our customer receivables through asset-backed securitization facilities

                                               |-------------------------------|
                                               |    2002 Series A Note         |
                                               |  $300 million Commitment      |
                                          |--->|    Credit Rating: P1/A1       |
                                          |    | Bank Commercial Paper Conduits|
                                          |    |                               |
                                          |    |--------------------------------
                                          |
-------------------->----------------     |
                    |  Qualifying    |    |
|   Retail |        | Special Purpose|<---|
|   Sales  |        |   Entity       |    |
|  Entity  |        |   ("QSPE")     |    |
------------<------------------------     |
                                          |
                                          |    |-------------------------------|
                                          |    |         2006 Series A Bonds   |
                                          |    |              $150 million     |
                                          |    |        Private Institutional  |
                                          |--->|              Investors        |
                                               |      Class A: $90 mm (Aa3)    |
                                               |      Class B: $43.3 mm (Baa2) |
                                               |      Class C: $16.7 mm (Ba2)  |
                                               |-------------------------------|


     Both the revolving credit facility and the asset-backed securitization program are significant factors relative to our ongoing liquidity and our ability to meet the cash needs associated with the growth of our business. Our inability to use either of these programs because of a failure to comply with their covenants would adversely affect our continued growth. Funding of current and future receivables under the QSPE's asset-backed securitization program can be adversely affected if we exceed certain predetermined levels of re-aged receivables, size of the secondary portfolio, the amount of promotional receivables, write-offs, bankruptcies or other ineligible receivable amounts. If the funding under the QSPE's asset-backed securitization program was reduced or terminated, we would have to draw down our revolving credit facility more quickly than we have estimated.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest rates under our revolving credit facility are variable and are determined, at our option, as the base rate, which is the prime rate plus the base rate margin, which ranges from 0.25% to 0.75%, or LIBOR plus the LIBOR margin, which ranges from 2.25% to 2.75%. Interest rates under our QSPE's variable funding note facility are variable and are determined based on the commercial paper rate plus a spread of 2.50%. Accordingly, changes in the prime rate, the commercial paper rate or LIBOR, which are affected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, these credit facilities. We are also exposed to interest rate risk through the interest only strip we receive from our sales of receivables to the QSPE, due to rate variability under the QSPE's variable funding note discussed above. Since January 31, 2008, our interest rate sensitivity has increased on the interest only strip as the variable rate portion of the QSPE's debt has increased from $278.0 million, or 59.4% of its total debt, to $282.0 million, or 65.3% of its total debt. As a result, a 100 basis point increase in interest rates on the variable rate debt would increase borrowing costs $2.8 million over a 12-month period, based on the balance outstanding at October 31, 2008. Our revolving credit facility also has variable interest rates and at October 31, 2008 we had $33.4 million outstanding. As a result, a 100 basis point increase in interest rates on the variable rate debt would increase borrowing costs $0.3 million over a 12-month period, based on the balance outstanding at October 31, 2008.

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

     For the quarter ended October 31, 2008, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On August 25, 2006, we announced that our Board of Directors had authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and in privately negotiated transactions, up to an aggregate of $50.0 million of our common stock, dependent on market conditions and the price of the stock. No repurchases were made during the quarter ended October 31, 2008, and our Board of Directors has terminated the repurchase program. There is approximately $13 million remaining for future purchases under the originally authorized program. In August 2008, we entered into a revolving credit facility that restricts our ability to complete repurchases of our stock or declare and make dividend distributions based on required availability under the loan agreement at the time of the proposed payment, projected availability for the six-month period succeeding that date and approval of the lenders and is limited to an aggregate amount over the term of the facility of $50 million.

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


                                        CONN'S, INC.

                                        By: /s/ Michael J. Poppe
                                            ------------------------------------
                                            Michael J. Poppe
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            duly authorized to sign this report
                                            on behalf of the registrant)



Date: November 26, 2008

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

10.12.4 Amendment No. 1 to Second Amended and Restated Note Purchase Agreement dated August 28, 2008 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12.4 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2008 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 28, 2008).

10.13 Servicing Agreement dated September 1, 2002, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.13.1 First Amendment to Servicing Agreement dated June 24, 2005, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.1 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2005).

10.13.2 Second Amendment to Servicing Agreement dated November 28, 2005, by and among Conn Funding II, L.P., as 10.14.2 Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.2 to Conn's, Inc. Form 10-Q for the quarterly period ended October 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 1, 2005).

10.13.3 Third Amendment to Servicing Agreement dated May 16, 2006, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.3 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 15, 2006).

10.13.4 Fourth Amendment to Servicing Agreement dated August 1, 2006, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.4 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 15, 2006).

10.14 Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.15 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).t

10.14.1 First Amendment to Executive Employment Agreement between Conn's, Inc. and Thomas J. Frank, Sr., Approved by the stockholders May 26, 2005 (incorporated herein by reference to Exhibit 10.15.1 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2005 (file No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2005).t

10.15 Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

10.16     Description  of  Compensation   Payable  to   Non-Employee   Directors
          (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on June 2, 2005).t

10.17 Dealer Agreement between Conn Appliances, Inc. and Voyager Service Programs, Inc. effective as of January 1, 1998 (incorporated herein by reference to Exhibit 10.19 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.17.1 Amendment #1 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.19.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.17.2 Amendment #2 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.19.2 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.17.3 Amendment #3 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.19.3 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.17.4 Amendment #4 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.19.4 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.17.5 Amendment #5 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of April 7, 2007 (incorporated herein by reference to Exhibit 10.18.5 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2007 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2007).

10.18 Service Expense Reimbursement Agreement between Affiliates Insurance Agency, Inc. and American Bankers Life Assurance Company of Florida, American Bankers Insurance Company Ranchers & Farmers County Mutual Insurance Company, Voyager Life Insurance Company and Voyager Property and Casualty Insurance Company effective July 1, 1998 (incorporated herein by reference to Exhibit 10.20 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.18.1 First Amendment to Service Expense Reimbursement Agreement by and among CAI, L.P., Affiliates Insurance Agency, Inc., American Bankers Life Assurance Company of Florida, Voyager Property & Casualty Insurance Company, American Bankers Life Assurance Company of Florida, American Bankers Insurance Company of Florida and American Bankers General Agency, Inc. effective July 1, 2005 (incorporated herein by reference to Exhibit 10.20.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.19 Service Expense Reimbursement Agreement between CAI Credit Insurance Agency, Inc. and American Bankers Life Assurance Company of Florida, American Bankers Insurance Company Ranchers & Farmers County Mutual Insurance Company, Voyager Life Insurance Company and Voyager Property and Casualty Insurance Company effective July 1, 1998 (incorporated herein by reference to Exhibit 10.21 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.19.1 First Amendment to Service Expense Reimbursement Agreement by and among CAI Credit Insurance Agency, Inc., American Bankers Life Assurance Company of Florida, Voyager Property & Casualty Insurance Company, American Bankers Life Assurance Company of Florida, American Bankers Insurance Company of Florida, American Reliable Insurance Company, and American Bankers General Agency, Inc. effective July 1, 2005 (incorporated herein by reference to Exhibit 10.21.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.20 Consolidated Addendum and Amendment to Service Expense Reimbursement Agreements by and among Certain Member Companies of Assurant Solutions, CAI Credit Insurance Agency, Inc. and Affiliates Insurance Agency, Inc. effective April 1, 2004 (incorporated herein by reference to Exhibit 10.22 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.21 Series 2006-A Supplement to Base Indenture, dated August 1, 2006, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.23 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 15, 2006).

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