Form 10-K
period 2009-01-31
CONNS INC
filed 2009-03-26
CIK 1223389

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

For the fiscal year ended January 31, 2009      Commission File Number 000-50421

                                  CONN'S, INC.
             (Exact Name of Registrant as Specified in its Charter)

   A Delaware corporation                                      06-1672840
(State or other jurisdiction                                (I.R.S. Employer
   of incorporation or                                    Identification Number)
      organization)
                               3295 College Street
                              Beaumont, Texas 77701
                    (Address of Principal Executive Offices)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2008, was approximately $209.7 million based on the closing price of the registrant's common stock as reported on the NASDAQ Global Select Market, Inc.

     There were 22,444,240 shares of common stock, $0.01 par value per share, outstanding on March 23, 2009.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 2, 2009 (incorporated herein by reference in Part
III).

================================================================================

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
                                 PART I
                                 ------

ITEM 1. BUSINESS............................................................3

ITEM 1A. RISK FACTORS......................................................19

ITEM 1B. UNRESOLVED STAFF COMMENTS.........................................28

ITEM 2. PROPERTIES.........................................................28

ITEM 3. LEGAL PROCEEDINGS..................................................28

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................28


                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..............29

ITEM 6. SELECTED FINANCIAL DATA............................................30

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS........................................31

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK................................................................57

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................58

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE........................................83

ITEM 9A.   CONTROLS AND PROCEDURES.........................................83

ITEM 9B.   OTHER INFORMATION...............................................84


                                    PART III
                                    --------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE............85

ITEM 11. EXECUTIVE COMPENSATION............................................85

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................................85

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE......................................................85

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................85



                                     PART IV
                                     -------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES........................86

SIGNATURES.................................................................87

EXHIBIT INDEX..............................................................88

PART I

ITEM 1. BUSINESS.

       Unless the context indicates otherwise, references to "we," "us," and "our" refer to the consolidated business operations of Conn's, Inc. and all of its direct and indirect subsidiaries, limited liability companies and limited partnerships.

Overview

       We are a specialty retailer of home appliances and consumer electronics. We sell home appliances including refrigerators, freezers, washers, dryers, dishwashers and ranges, and a variety of consumer electronics including LCD, plasma and DLP televisions, camcorders, digital cameras, computers and computer accessories, Blu-ray and DVD players, video game equipment, portable audio, MP3 players, GPS devices and home theater products. We also sell home office equipment, lawn and garden equipment, mattresses and furniture and we continue to introduce additional product categories for the home and for consumer entertainment to help increase same store sales and to respond to our customers' product needs. We offer over 3,500 product items, or SKUs, at good-better-best price points representing such brands as General Electric, Whirlpool, Electrolux, Frigidaire, Friedrich, Maytag, LG, Mitsubishi, Samsung, Sony, Toshiba, Bose, Canon, JVC, Serta, Simmons, Spring Air, Ashley, Lane, Broyhill, Franklin, Hewlett Packard, Compaq, Poulan, Husqvarna and Toro. Based on revenue in 2007, as reported in Twice, This Week in Consumer Electronics, we were the 9th largest retailer of home appliances and the 41st largest retailer of consumer electronics in the United States.

       We began as a small plumbing and heating business in 1890. We began selling home appliances to the retail market in 1937 through one store located in Beaumont, Texas. We opened our second store in 1959 and have since grown to 75 stores. We have been known for providing excellent customer service for over 118 years. We believe that our customer-focused business strategies make us an attractive alternative to appliance and electronics superstores, department stores and other national, regional and local retailers. We strive to provide our customers with:

      o   a high level of customer service;

      o   highly trained and knowledgeable sales personnel;

      o a broad range of competitively priced, customer-driven, brand name products;

      o flexible financing alternatives through our proprietary credit programs;

      o   next day delivery capabilities; and

      o   outstanding product repair service.

       We believe that these strategies drive repeat purchases and enable us to generate substantial brand name recognition and customer loyalty. During fiscal 2009, approximately 67% of our credit customers, based on the number of invoices written, were repeat customers.

       In 1994, we realigned and added to our management team, enhanced our infrastructure and refined our operating strategy to position ourselves for future growth. From fiscal 1994 to fiscal 1999, we selectively grew our store base from 21 to 26 stores while improving operating margins from 5.2% to 8.7%. Since fiscal 1999, we have generated significant growth in our number of stores, revenue and profitability. Specifically:

      o we have grown from 26 stores to 75 stores, an increase of over 188%, with plans to continue our store development in the future;

      o total revenues have grown 280%, at a compounded annual rate of 14.3%, from $234.5 million in fiscal 1999, to $890.8 million in fiscal 2009;

      o our operating margin has averaged 8.0% since fiscal 1999, including the impacts of the non-cash fair value decreases recorded during fiscal years 2008 and 2009; it was 4.8% for fiscal 2009; and

      o our same store sales growth from fiscal 1999 through fiscal 2009 has averaged 7.5%; it was 2.0% for fiscal 2009. See additional discussion about same store sales under Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Our principal executive offices are located at 3295 College Street, Beaumont, Texas 77701. Our telephone number is (409) 832-1696, and our corporate website is www.conns.com. We do not intend for information contained on our website to be part of this Form 10-K.

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

       Based on data published in Twice, a weekly magazine dedicated to the home appliances and consumer electronics industry in the United States, the top 100 major appliance retailers reported sales of approximately $23.8 billion in 2007, down approximately 0.5% from reported sales in 2006 of approximately $23.9 billion. The retail appliance market is large and concentrated among a few major dealers. Sears has been the leader in the retail appliance market, with a market share of the top 100 retailers of approximately 35% in 2007 and 37% in 2006. Lowe's and Home Depot held the second and third place positions, respectively, in national market share in 2007. Based on revenue in 2007, we were the 9th largest retailer of home appliances in the United States.

       In the home appliance market, many factors drive growth, including consumer confidence, economic conditions, household formations and new product introductions. Product design and innovation is rapidly becoming a key driver of growth in this market. Products recently introduced include high efficiency, front-loading laundry appliances and three door refrigerators, and variations on these products, including new features. Additionally, product appearance, including new color options and stainless steel appliances, is stimulating consumer interest.

       As measured by Twice, the top 100 consumer electronics retailers in the United States reported equipment and software sales of $124.9 billion in 2007, a 10.5% increase from the $113.1 billion reported in 2006. According to the Consumer Electronics Association, or CEA, total industry manufacturer sales of consumer electronics products in the world, are projected to exceed $700 billion by 2009, up 4.9% from $658 billion in 2008. The consumer electronics market is highly fragmented. We estimate, based on data provided in Twice, that the two largest consumer electronics superstore chains together accounted for approximately 36% of the total electronics sales attributable to the 100 largest retailers in 2007. Based on revenue in 2007, we were the 41st largest retailer of consumer electronics in the United States. New entrants in both the home appliances and consumer electronics industries have been successful in gaining market share by offering similar product selections at lower prices.

       Technological advancements and the introduction of new products have largely driven growth in the consumer electronics market. Recently, industry growth has been fueled primarily by the introduction of products that incorporate digital technology, such as high definition flat-panel and projection televisions, Blu-ray and traditional DVD players, digital cameras and camcorders, digital stereo receivers, satellite technology and MP3 products. Digital products offer significant advantages over their analog counterparts, including better clarity and quality of video and audio, durability of recording and compatibility with computers. Due to these advantages, we believe that digital technology will continue to drive industry growth as consumers replace their analog products with digital products. We believe the following product advancements will continue to fuel growth in the consumer electronics industry and that they offer us the potential for significant sales growth:

     o Digital Television (DTV and High Definition TV). The Federal Communications Commission has set a date of June 12, 2009, for all commercial television stations to transition from broadcasting analog signals to digital signals. To view a digital transmission, consumers will need either a digital television or a set-top box converter capable of converting the digital broadcast for viewing on an analog set. According to the International CES, the world's largest consumer technology tradeshow, as the switch to digital television nears, sales of DTVs will approach 35 million in 2009, with DTV being the largest category within the Consumer Electronics market, representing 15 percent of total industry sales. We believe the high clarity digital flat-panel televisions in both LCD and plasma formats has increased the quality and sophistication of these entertainment products and will be a key driver of digital television growth as more digital and high definition content is made available either through traditional distribution methods or through emerging content delivery systems. As prices continue to drop on such products, they become increasingly attractive to larger and more diverse groups of consumers.

     o Digital Versatile Disc (DVD). According to the CDRinfo, an online publication dedicated to CD, DVD, and other related optical media technology, the DVD player has been the fastest growing consumer electronics product in history. First introduced in March 1997, DVD players are currently in 91% of U.S. homes. We believe newer technology, such as Blu-ray high definition DVD, and portable players will continue to drive consumer interest in this entertainment category. Twice projects in 2009, revenues of Blu-ray devices around $1.2 billion.

Business Strategy

       Our objective is to be the leading specialty retailer of home appliances and consumer electronics in each of our markets. We strive to achieve this objective through a continuing focus on superior execution in five key areas: merchandising, consumer credit, distribution, product service and training. Successful execution in each area relies on the following strategies:

     o Offering a broad range of customer-driven, brand name products. We offer a comprehensive selection of high-quality, brand name merchandise to our customers at guaranteed low prices. Consistent with our good-better-best merchandising strategy, we offer a wide range of product selections from entry-level models through high-end models. We maintain strong relationships with the approximately 150 manufacturers and distributors that enable us to offer over 3,500 SKUs our customers. Our principal suppliers include General Electric, Whirlpool, Frigidaire, Maytag, LG, Mitsubishi, Samsung, Sony, Toshiba, Hitachi, Serta, Ashley, Bose, Friedrich, Lane, Hewlett Packard, Compaq, Poulan, Husqvarna and Toro.

     o Offering flexible financing alternatives through our proprietary credit programs. In the last three years, we financed, on average, approximately 61% of our retail sales through our internal credit programs. We believe our credit programs expand our potential customer base, increase our sales revenue and enhance customer loyalty by providing our customers immediate access to financing alternatives that our competitors typically do not offer. Our credit department makes all credit decisions internally, entirely independent of our sales personnel. We provide special consideration to customers with credit history with us. Before extending credit, we consider our loss experience by product category and the customer's credit worthiness in determining the down payment amount and other credit terms. This facilitates product sales while keeping our credit risk within an acceptable o range. We provide a full range of credit products, including interest-free programs for the highest credit quality customers and our secondary portfolio for our credit-challenged customers. The secondary portfolio, which has generally lower average credit scores than our primary portfolio, undergoes more intense internal underwriting scrutiny to mitigate the inherently greater risk, including address and employment verification and reference checks. Approximately 58% of our customers who have active credit accounts with us take advantage of our in-store payment option and come to our stores each month to make their payments, which we believe results in additional sales to these customers. We contact customers with past due accounts daily and attempt to work with them to collect payments in times of financial difficulty or periods of economic downturn. Our experience in credit underwriting and the collections process has enabled us to achieve an average net loss ratio of 3.1% over the past three years on the credit portfolio that we manage, including receivables transferred to our Qualifying Special Purpose Entity or QSPE.

     o Maintaining next day distribution capabilities. We maintain four regional distribution centers and four other related facilities that cover all of the major markets in which we operate. These facilities are part of a sophisticated inventory management system that also includes a fleet of approximately 90 transfer and delivery vehicles that service all of our markets. Our distribution operations enable us to deliver products on the day after the sale for approximately 93% of our customers who scheduled delivery during that timeframe.

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

     o Developing and retaining highly trained and knowledgeable sales personnel. We require all sales personnel to specialize in home appliances or consumer electronics. Some of our sales associates qualify in more than one specialty. This specialized approach allows the sales person to focus on specific product categories and become an expert in selling and using products in those categories. New sales personnel must complete an intensive classroom training program and additional time riding in a delivery truck and a service truck to observe how we serve our customers after the sale is made.

     o Providing a high level of customer service. We endeavor to maintain a very high level of customer service as a key component of our culture, which has resulted in average customer satisfaction levels of approximately 90% over the past three years. We measure customer satisfaction on the sales floor, in our delivery operation and in our service department by sending survey cards to all customers to whom we have delivered or installed a product or made a service call. Our customer service resolution department attempts to address all customer complaints within 48 hours of receipt.

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

     o Opening new stores. While we have no new stores currently under development for fiscal 2010, we intend to take advantage of our reliable infrastructure and proven store model to continue to open new stores in the future, dependent upon future capital availability. This infrastructure includes our proprietary management information systems, training processes, distribution network, merchandising capabilities, supplier relationships, product service capabilities and centralized credit approval and collection management processes. We intend to expand our store base in existing, adjacent and new markets, as follows:

          o Existing and adjacent markets. We intend to increase our market presence by opening new stores in our existing markets and in adjacent markets as we identify the need and opportunity. New store openings in these locations will allow us to maximize opportunity in those markets and leverage our existing distribution network, advertising presence, brand name recognition and reputation. In fiscal 2009, we opened new stores in Dallas, Lufkin, Houston and South Texas.

          o New markets. During fiscal 2008 we opened our first store in Oklahoma and opened two additional stores in the market during fiscal 2009. We intend to consider new markets over the next several fiscal years. We intend to first address markets in states in which we currently operate. We expect that new store growth will include major metropolitan markets in Texas and have also identified a number of smaller markets within Texas, Louisiana and Oklahoma in which we expect to explore new store opportunities. Our long-term growth plans include markets in other areas of significant population density in neighboring states.

     o Updating, expanding or relocating existing stores. Over the last three years, we have updated, expanded or relocated many of our stores. We continue to update our prototype store model and implement it at new locations and in existing locations in which the market demands support the required design changes. As we continue to add new stores or update or replace existing stores, we intend to modify our floor plan to include elements of this new model. We continuously evaluate our existing and potential sites to ensure our stores are in the best possible locations and relocate stores that are not properly positioned. We typically lease rather than purchase our stores to retain the flexibility of managing our financial commitment to a location if we later decide that the store is performing below our standards or the market would be better served by a relocation. After updating, expanding or relocating a store, we expect to increase same store sales at the store.

           The addition of new stores and new and expanded product categories have played, and we believe will continue to play, a significant role in our continued growth and success. We currently operate 75 retail stores located in Texas, Louisiana and Oklahoma. We opened six stores in fiscal 2006 and seven stores in each of fiscal 2008 and 2009. Additionally, we relocated three stores during fiscal 2009. While we have no new stores currently under development for fiscal 2010, we plan to continue our store development program in the future, with a long-range plan of increasing the store count by approximately 10% each year, and will continue to update a portion of our existing stores each year. We believe that continuing our strategies of updating existing stores, growing our store base and locating our stores in desirable geographic markets are essential for our future success.

Customers

           We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer accounts for more than 10% of our total revenues; in fact, no single customer accounted for more than $500,000 (less than 0.1%) of our total revenue of $890.8 million during the year ended January 31, 2009.

Products and Merchandising

       Product Categories. Each of our stores sells the major categories of products shown below. The following table, which has been adjusted from previous filings to ensure comparability, presents a summary of total revenues for the years ended January 31, 2007, 2008, and 2009:

                                                                                                 Year Ended January 31,
                                                                                     -----------------------------------------------
                                                                                          2007            2008            2009
                                                                                     --------------- --------------- ---------------
                                                                                      Amount    %     Amount    %     Amount    %
                                                                                     -------- ------ -------- ------ -------- ------

Consumer electronics.................................................................$218,350  28.6% $244,872  29.7% $305,056  34.2%
Home appliances...................................................................... 230,950  30.4   223,877  27.2   221,474  24.9
Track................................................................................  90,329  11.9   101,289  12.3   109,799  12.3
Furniture and mattresses.............................................................  51,078   6.7    62,797   7.6    68,869   7.7
Lawn and garden......................................................................  16,741   2.2    20,914   2.5    21,132   2.4
Delivery.............................................................................  11,380   1.5    12,524   1.5    12,423   1.4
Other................................................................................   5,131   0.7     5,298   0.7     4,976   0.6
                                                                                     -------- ------ -------- ------ -------- ------
   Total product sales............................................................... 623,959  82.0   671,571  81.5   743,729  83.5
Service maintenance agreement
  commissions........................................................................  30,567   4.0    36,424   4.4    40,199   4.5
Service revenues.....................................................................  22,411   3.0    22,997   2.8    21,121   2.4
                                                                                     -------- ------ -------- ------ -------- ------
   Total net sales................................................................... 676,937  89.0   730,992  88.7   805,049  90.4
Finance charges and other (1)........................................................  83,720  11.0    93,136  11.3    85,701   9.6
                                                                                     -------- ------ -------- ------ -------- ------
   Total revenues....................................................................$760,657 100.0% $824,128 100.0% $890,750 100.0%
                                                                                     ======== ====== ======== ====== ======== ======

     Note (1) - Includes non-cash fair value adjustments reducing interests in securitized assets by $4.8 million and $24.5 million, in the years ended January 31, 2008 and 2009, respectively.

Within these major product categories (excluding service maintenance agreements, service revenues and delivery and installation), we offer our customers over 3,500 SKUs in a wide range of price points. Most of these products are manufactured by brand name companies, including General Electric, Whirlpool, Electrolux, Frigidaire, Friedrich, Maytag, LG, Mitsubishi, Samsung, Sony, Toshiba, Bose, Canon, JVC, Serta, Simmons, Spring Air, Ashley, Lane, Broyhill, Franklin, Hewlett Packard, Compaq, Poulan, Husqvarna and Toro. As part of our good-better-best merchandising strategy, our customers are able to choose from products ranging from low-end to mid- to high-end models in each of our key product categories, as follows:


                 Category                         Products                                   Selected Brands
                 --------                         --------                                   ---------------
Home appliances                 Refrigerators, freezers, washers, dryers,      General Electric, Frigidaire, Whirlpool,
                                ranges, dishwashers, built-ins, air            Maytag, LG, KitchenAid, Sharp, Friedrich,
                                conditioners and vacuum cleaners               Roper, Hoover and Eureka

Consumer electronics            LCD, plasma, and DLP televisions, and home     Sony, Samsung, Mitsubishi, LG, Toshiba,
                                theater systems                                Yamaha and Bose

Track                           Computers, computer peripherals,               Hewlett Packard, Compaq, Sony, Canon,
                                camcorders, digital cameras, DVD players,      Garmin, Nintendo, Microsoft and Yamaha
                                audio components, compact disc players, GPS
                                devices, video game equipment, speakers and
                                portable electronics (e.g. mp3 players)

Other                           Lawn and garden, furniture and mattresses      Poulan, Husqvarna, Toro, Weedeater, Ashley,
                                                                               Broyhill, Lane, Franklin, Spring Air,
                                                                               Simmons and Serta

       Purchasing. We purchase products from over 150 manufacturers and distributors. Our agreements with these manufacturers and distributors typically cover a one or two year time period, are renewable at the option of the parties and are terminable upon 30 days written notice by either party. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal 2009, 56.9% of our total inventory purchases were from five vendors, including 19.3%, 11.5% and 9.9% of our total inventory purchases from Samsung, Whirlpool and Sony, respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. We have no indication that any of our suppliers will discontinue selling us merchandise. We have not experienced significant difficulty in maintaining adequate sources of merchandise, and we generally expect that adequate sources of merchandise will continue to exist for the types of products we sell.

       Merchandising Strategy. We focus on providing a comprehensive selection of high-quality merchandise to appeal to a broad range of potential customers. Consistent with our good-better-best merchandising strategy, we offer a wide range of product selections from entry-level models through high-end models. We primarily sell brand name warranted merchandise. Our established relationships with major appliance and electronic vendors and our affiliation with NATM, a major buying group with $3.8 billion in purchases annually, give us purchasing power that allows us to offer custom-featured appliances and electronics and provides us a competitive selling advantage over other independent retailers. As part of our merchandising strategy, we operate three clearance centers with two in Houston and one in Dallas to help sell damaged, used or discontinued merchandise.

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

Customer Service

       We focus on customer service as a key component of our strategy. We believe our next day delivery option is one of the keys to our success. Additionally, we attempt to answer and resolve all customer complaints within 48 hours of receipt. We track customer complaints by individual salesperson, delivery person and service technician. We send out over 38,000 customer satisfaction survey cards each month covering all deliveries and service calls. Based upon a response rate from our customers of approximately 16%, we consistently report an average customer satisfaction level of approximately 90%.

Store Operations

       Stores. We currently operate 75 retail and clearance stores located in Texas, Louisiana and Oklahoma. We recently closed our clearance center in San Antonio, Texas, to provide additional space for the expansion of our credit collection center, which was located in the same facility. The following table illustrates our markets, the number of freestanding and strip mall stores in each market and the calendar year in which we opened our first store in each market:

                                                                                                                    Number of Stores
                                                                                                                    ----------------
                                                                                                                     Stand    Strip
Market                                                                                                               Alone    Mall
------------------------------------------------------------------------------------------------------------------- -------- -------
Houston............................................................................................................       6       17
San Antonio/Austin.................................................................................................       5        9
Golden Triangle (Beaumont, Port Arthur, Lufkin and Orange, Texas
     and Lake Charles, Louisiana)..................................................................................       1        5
Baton Rouge/Lafayette..............................................................................................       1        4
Corpus Christi.....................................................................................................       1        0
Dallas/Fort Worth..................................................................................................       1       18
South Texas........................................................................................................       1        3
Oklahoma...........................................................................................................       0        3
                                                                                                                    -------- -------
Total..............................................................................................................      16       59
                                                                                                                    ======== =======

       Our stores have an average selling space of approximately 22,000 square feet, plus a rear storage area averaging approximately 5,500 square feet for fast-moving or smaller products that customers prefer to carry out rather than wait for in-home delivery. Three of our stores are clearance centers for discontinued product models and damaged merchandise, returns and repossessed product located in our Houston and Dallas markets and contain 40,800 square feet of combined selling space. All stores are open from 10:00 a.m. to 9:30 p.m. Monday through Friday, from 9:00 a.m. to 9:30 p.m. on Saturday, and from 11:00 a.m. to 7:00 p.m. on Sunday. We also offer extended store hours during the holiday selling season.

       Approximately 79% our stores are located in strip shopping centers and regional malls, with the balance being stand-alone buildings in "power centers" of big box consumer retail stores. All of our locations have parking available immediately adjacent to the store's front entrance. Our storefronts have a distinctive front that guides the customer to the entrance of the store. Inside the store, a large colorful tile track circles the interior floor of the store. One side of the track leads the customer to major appliances, while the other side of the track leads the customer to a large display of television and home theater products. The inside of the track contains various home office and consumer electronic products such as computers, laptops, printers, Blu-ray and DVD players, camcorders, digital cameras, MP3 players, video game equipment and GPS devices. Mattresses, furniture and lawn and garden equipment displays occupy the rear of the sales floor. To reach the cashier's desk at the center of the track area, our customers must walk past our products. We believe this increases sales to customers who have purchased products from us on credit in the past and who return to our stores to make their monthly credit payments.

       We have updated many of our stores in the last three years. We expect to continue to update our stores as needed to address each store's specific needs. All of our updated stores, as well as our new stores, include modern interior selling spaces featuring attractive signage and display areas specifically designed for each major product type. Our prototype store for future expansion has from 20,000 to 25,000 square feet of retail selling space, which approximates the average size of our existing stores and a rear storage area of between 5,000 and 7,000 square feet. Our investment to update our stores has averaged approximately $96,800 per store over the past three years, and as a result of the updating, we expect to increase same store sales at those stores. Over the last three years, we have invested approximately $5.4 million updating, refurbishing or relocating our existing stores. We have recently updated 13 stores and have 17 stores in the process of being updated, with the plan to spend an average of approximately $250,000 per store.

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

       Store Economics. We lease 70 of our 75 current store locations, with an average monthly rent of $20,900. Our average per store investment for the 19 new leased stores we have opened in the last three years was approximately $1.4 million, including leasehold improvements, fixtures and equipment and inventory (net of accounts payable). Our total investment for the location that was built in the last two years totaled approximately $4.6 million, including land, buildings, fixtures and equipment and inventory (net of accounts payable). For these new stores, excluding the clearance center, the net sales per store have averaged $0.6 million per month.

        Our new stores have typically been profitable on an operating basis within their first three to six months of operation and, on average, have returned our net cash investment in 20 months or less. We consider a new store to be successful if it achieves $8 million to $9 million in sales volume and 4% to 7% in operating margins before other ancillary revenues and allocations of overhead and advertising in the first full year of operation. We expect successful stores that have matured, which generally occurs after two to three years of operations, to generate annual sales of approximately $12 million to $15 million and 9% to 12% in operating margins before other ancillary revenues and overhead and allocations. However, depending on the credit and insurance penetration of an individual store, we believe that a store that does not achieve these levels of sales can still contribute significantly to our pretax margin.

       Personnel and Compensation. We staff a typical store with a store manager, an assistant manager, an average of 20 sales personnel and other support staff including cashiers and/or porters based on store size and location. Managers have an average tenure with us exceeding five years and typically have prior sales floor experience. In addition to store managers, we have seven district managers that generally oversee from seven to ten stores in each market. Our senior retail management personnel generally have six to twenty years of sales experience.

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

       Training. New sales personnel must complete an intensive classroom training program. We then require them to spend additional time riding in delivery and service trucks to gain an understanding of how we serve our customers after the sale is made. Installation and delivery staff and service personnel receive training through an on-the-job program in which individuals are assigned to an experienced installation and delivery or service employee as helpers prior to working alone. In addition, our employees benefit from on-site training conducted by many of our vendors.

       We attempt to identify store manager candidates early in their careers with us and place them in a defined program of training. They generally first attend our in-house training program, which provides guidance and direction for the development of managerial and supervisory skills. They then attend a Dale Carnegie(R) certified management course that helps solidify their management knowledge and builds upon their internal training. After completion of these training programs, manager candidates work as assistant managers for six to twelve months and are then allowed to manage one of our smaller stores, where they are supervised closely by the store's district manager. We give new managers an opportunity to operate larger stores as they become more proficient in their management skills. Each store manager attends mandatory training sessions on a monthly basis and also attends bi-weekly sales training meetings where participants receive and discuss new product information.

Marketing

       We design our marketing and advertising programs to increase our brand name recognition, educate consumers about our products and services and generate customer traffic in order to increase sales. We conduct our advertising programs primarily through newspapers, radio and television stations, direct mail, telephone and our website. Our promotional programs include the use of discounts, rebates, product bundling and no-interest financing plans.

       Our website, www.conns.com, provides customers the ability to purchase our products on-line, offers information about our selection of products and provides useful information to the consumer on pricing, features and benefits for each product, in addition to required corporate governance information. Our website also allows the customers residing in the markets in which we operate retail locations to apply and be considered for credit. The website currently averages approximately 7,800 visits per day from potential and existing customers and during fiscal 2009 was a source of credit applications. The website is linked to a call center, allowing us to better assist customers with their credit and product needs.

Distribution and Inventory Management

       We typically locate our stores in close proximity of our four regional distribution centers located in Houston, San Antonio, Dallas and Beaumont, Texas and smaller cross-dock facilities in Austin and Harlingen, Texas, Lafayette, Louisiana and Oklahoma City, Oklahoma. This enables us to deliver products to our customers quickly, reduces inventory requirements at the individual stores and facilitates regionalized inventory and accounting controls.

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

Finance Operations

       General. We sell our products for cash or for payment through major credit cards, in addition to offering our customers several financing alternatives through our proprietary credit programs. In the last three fiscal years, we financed, on average, approximately 61% of our retail sales through one of our two credit programs. We offer our customers a choice of installment payment plans and revolving credit plans through our primary credit portfolio. We also offer an installment program through our secondary credit portfolio to a limited number of customers who do not qualify for credit under our primary credit portfolio. Additionally, the most credit worthy customers in our primary credit portfolio may be eligible for no-interest financing plans.

     The following table shows our product and service maintenance agreements sales, net of returns and allowances, by method of payment for the periods indicated.

                                                                                                 Year Ended January 31,
                                                                                     -----------------------------------------------
                                                                                          2007            2008            2009
                                                                                     --------------- --------------- ---------------
                                                                                      Amount    %     Amount    %     Amount     %
                                                                                     -------- ------ -------- ------ -------- ------

Cash and other credit cards..........................................................$274,533  42.0% $267,931  37.8% $293,131  37.4%
Primary credit portfolio:
   Installment....................................................................... 262,653  40.1   340,274  48.1   390,040  49.8
   Revolving.........................................................................  43,225   6.6    34,025   4.8    23,105   2.9
Secondary credit portfolio...........................................................  74,115  11.3    65,765   9.3    77,652   9.9
                                                                                     -------- ------ -------- ------ -------- ------
   Total.............................................................................$654,526 100.0% $707,995 100.0% $783,928 100.0%
                                                                                     ======== ====== ======== ====== ======== ======

       Credit Approval. Our credit programs are managed by our centralized credit underwriting department staff, independent of sales personnel. As part of our centralized credit approval process, we have developed a proprietary standardized scoring model that provides preliminary credit decisions, including down payment amounts and credit terms, based on both customer and product risk. The weighted average origination credit score of the receivables included in the portfolio was 608 at January 31, 2009, excluding bankruptcy accounts and accounts that had no credit score. While we automatically approve some credit applications from customers, approximately 87% of all of our credit decisions are based on evaluation of the customer's creditworthiness by a qualified credit grader. As of January 31, 2009, we employed over 530 full-time and part-time employees who focus on credit approval, collections and credit customer service. Employees in these operational areas are trained to follow our strict methodology in approving credit, collecting our accounts, and charging off any uncollectible accounts based on pre-determined aging criteria, depending on their area of responsibility.

       Part of our ability to control delinquency and net charge-off is based on the level of down payments that we require and the purchase money security interest that we obtain in the product financed, which reduce our credit risk and increase our customers' ability and willingness to meet their future obligations. We require the customer to provide or purchase proof of credit property insurance coverage to offset potential losses relating to theft or damage of the product financed.

       Installment accounts are paid over a specified period of time with set monthly payments. Revolving accounts provide customers with a specified amount which the customer may borrow, repay and re-borrow so long as the credit limit is not exceeded. Most of our installment accounts provide for payment over 12 to 36 months, with the average account in the primary credit portfolio remaining outstanding for approximately 13 to 15 months. Our revolving accounts remain outstanding approximately 12 to 14 months. During fiscal 2009, approximately 30% of the applications approved under the primary program were approved automatically through our computer system based on the customer's credit history. The remaining applications, of both new and repeat customers, are sent to an experienced in-house credit grader.

       We created our secondary credit portfolio program to meet the needs of those customers who do not qualify for credit under our primary program, typically due to past credit problems or lack of credit history. If we cannot approve a customer's application for credit under our primary portfolio, we automatically send the application to the credit staff of our secondary portfolio for further consideration, using stricter underwriting criteria. The additional requirements include verification of employment and recent work history, reference checks and higher required down payment levels. We offer only the installment program to those customers that qualify under these stricter underwriting criteria, and these customers are not eligible for our no-interest programs. An experienced, in-house credit grader administers the credit approval process for all applications received under our secondary portfolio program. Most of the installment accounts approved under this program provide for repayment over 12 to 36 months, with the average account was remaining outstanding for approximately 19 to 21 months.

     The  following  tables  present,  for  comparison   purposes,   information
regarding our two credit portfolios.

                                                                                                  Primary Portfolio (1)
                                                                                      ----------------------------------------------
                                                                                                  Year Ended January 31,
                                                                                      ----------------------------------------------
                                                                                           2007            2008           2009
                                                                                      --------------- -------------- ---------------
                                                                                         (total outstanding balance in thousands)
Total outstanding balance (period end)..............................................  $      435,607  $     511,586  $      589,922
Average outstanding customer balance................................................  $        1,250  $       1,287  $        1,403
Number of active accounts (period end)..............................................         348,593        397,606         420,585
Total applications processed (2)....................................................         778,784        826,327         850,538
Percent of retail sales financed....................................................           46.7%          52.9%           58.5%
Total applications approved.........................................................           45.8%          49.8%           50.0%
Average down payment................................................................           10.6%           7.4%            5.9%
Average interest spread (3).........................................................           11.0%          12.9%           12.4%
                                                                                      --------------- -------------- ---------------

                                                                                                   Secondary Portfolio (1)
                                                                                       ---------------------------------------------
                                                                                                  Year Ended January 31,
                                                                                      ----------------------------------------------
                                                                                           2007            2008           2009
                                                                                      --------------- -------------- ---------------
                                                                                        (total outstanding balance in thousands)
Total outstanding balance (period end)..............................................$     133,944  $      143,281  $        163,591
Average outstanding customer balance................................................$       1,212  $        1,264  $          1,394
Number of active accounts (period end)..............................................      110,472         113,316           117,372
Total applications processed (2)....................................................      404,543         376,879           386,126
Percent of retail sales financed....................................................         11.3%            9.3%              8.4%
Total applications approved.........................................................         32.1%           29.8%             29.4%
Average down payment................................................................         25.1%           24.4%             20.5%
Average interest spread (3).........................................................         13.5%           14.0%             13.7%

                                                                                                   Combined Portfolio (1)
                                                                                         -------------------------------------------
                                                                                                   Year Ended January 31,
                                                                                         -------------------------------------------
                                                                                              2007          2008           2009
                                                                                         -------------- ------------- --------------
                                                                                          (total outstanding balance in thousands)
Total outstanding balance (period end)..............................................     $     569,551  $    654,867  $     753,513
Average outstanding customer balance................................................     $       1,241  $      1,282  $       1,401
Number of active accounts (period end)..............................................           459,065       510,922        537,957
Total applications processed (2)....................................................         1,183,327     1,203,206      1,236,664
Percent of retail sales financed....................................................              58.0%         62.2%          62.6%
Total applications approved.........................................................              41.7%         43.5%          43.6%
Average down payment................................................................              13.7%          9.9%           8.2%
Average interest spread (3).........................................................              11.5%         13.2%          12.7%

---------------------------

(1)  The Portfolios consist of owned and sold receivables.
(2) Unapproved credit applications in the primary portfolio are automatically referred to the secondary portfolio.
(3) Difference between the average interest rate yield on the portfolio and the average cost of funds under our financing programs plus the allocated interest related to funds required to finance the credit enhancement portion of the portfolio. Also reflects the loss of interest income resulting from interest free promotional programs.

       Credit Quality. We closely monitor the credit portfolios to identify delinquent accounts early and dedicate resources to contacting customers concerning past due accounts. We believe that our unique underwriting model, secured interest in the products financed, required down payments, local presence, ability to work with customers and flexible financing alternatives contribute to the historically low net charge-off rates on these portfolios. In addition, our customers have the opportunity to make their monthly payments in our stores, and approximately 58% our active credit accounts did so at some time during the last 12 months. We believe that these factors help us maintain a relationship with the customer that keeps losses low while encouraging repeat purchases.

       Our collection activities involve a combination of efforts that take place in our corporate office and San Antonio collection centers, and outside collection efforts that involve a visit by one of our credit counselors to the customer's home. We maintain a predictive dialer system and letter campaign that helps us contact between 30,000 and 35,000 delinquent customers daily. We also maintain an experienced skip-trace department that utilizes current technology to locate customers who have moved and left no forwarding address. Our outside collectors provide on-site contact with the customer to assist in the collection process or, if needed, to voluntarily repossess the product in the event of non-payment. Repossessions are made when it is clear that the customer is unwilling to establish a reasonable payment program. Our legal department represents us in bankruptcy proceedings and filing of delinquency judgment claims and helps handle any legal issues associated with the collection process.

       Generally, we deem an account to be uncollectible and charge it off if the account is 120 days or more past due and we have not received a payment in the last seven months. Over the last 36 months, we have recovered approximately 11% of charged-off amounts through our collection activities. The income that we realize from the receivables portfolio that we manage depends on a number of factors, including expected credit losses. Therefore, it is to our advantage to maintain a low delinquency rate and net loss ratio on the credit portfolios.

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

                                                                             Primary Portfolio (1)        Secondary Portfolio (1)
                                                                         ----------------------------- -----------------------------
                                                                            Year Ended January 31,        Year Ended January 31,
                                                                         ----------------------------- -----------------------------
                                                                           2007      2008      2009      2007      2008      2009
                                                                         --------- --------- --------- --------- --------- ---------
                                                                            (dollars in thousands)        (dollars in thousands)
Total outstanding balance (period end)...................................$435,607  $511,586  $589,922  $133,944  $143,281  $163,591
Average total outstanding balance........................................$417,747  $465,429  $538,673  $116,749  $141,202  $157,529
Account balances over 60 days old (period end)...........................$ 26,024  $ 31,558  $ 35,153  $ 11,638  $ 18,220  $ 19,988
Percent of balances over 60 days old to total
  outstanding (period end)...............................................     6.0%      6.2%      6.0%      8.7%     12.7%     12.2%
Bad debt write-offs (net of recoveries)..................................$ 13,507  $ 12,429  $ 15,071  $  3,896  $  4,989  $  7,291
Percent of write-offs (net) to average outstanding (2)...................     3.2%      2.7%      2.8%      3.3%      3.5%      4.6%

                                                                                                          Combined Portfolio (1)
                                                                                                       -----------------------------
                                                                                                          Year Ended January 31,
                                                                                                       -----------------------------
                                                                                                         2007      2008      2009
                                                                                                       --------- --------- ---------
                                                                                                          (dollars in thousands)
Total outstanding balance (period end).................................................................$569,551  $654,867  $753,513
Average total outstanding balance......................................................................$534,496  $606,631  $696,202
Account balances over 60 days old (period end).........................................................$ 37,662  $ 49,778  $ 55,141
Percent of balances over 60 days old to total
  outstanding (period end).............................................................................     6.6%      7.6%      7.3%
Bad debt write-offs (net of recoveries)................................................................$ 17,403  $ 17,418  $ 22,362
Percent of write-offs (net) to average outstanding (2).................................................     3.3%      2.9%      3.2%

-------------------
      (1)  The Portfolios consists of owned and sold receivables.
      (2) The fiscal year ended January 31, 2007, was impacted by the disruption to our credit collection operations caused by Hurricane Rita.

       The following table presents information regarding the growth of our combined credit portfolios, including unearned interest.

                                                                                                         Year Ended January 31,
                                                                                                    --------------------------------
                                                                                                       2007       2008       2009
                                                                                                    ---------- ---------- ----------
                                                                                                         (dollars in thousands)
Beginning balance.................................................................................. $ 620,736  $ 675,253  $ 780,318
New receivables financed...........................................................................   511,158    616,983    698,265
Revolving finance charges..........................................................................     3,892      3,838      3,734
Returns on account.................................................................................    (5,465)    (6,851)    (8,082)
Collections on account.............................................................................  (437,665)  (491,487)  (545,096)
Accounts charged off...............................................................................   (19,538)   (19,622)   (24,754)
Recoveries of charge-offs..........................................................................     2,135      2,204      2,392
                                                                                                    ---------- ---------- ----------
Ending balance.....................................................................................   675,253    780,318    906,777
Less unearned interest at end of period............................................................  (105,702)  (125,451)  (153,264)
                                                                                                    ---------- ---------- ----------
Total portfolio, net............................................................................... $ 569,551  $ 654,867  $ 753,513
                                                                                                    ========== ========== ==========

Product Support Services

       Credit Insurance. Acting as agents for unaffiliated insurance companies, we sell credit life, credit disability, credit involuntary unemployment and credit property insurance at all of our stores. These products cover payment of the customer's credit account in the event of the customer's death, disability or involuntary unemployment or if the financed property is lost or damaged. We receive sales commissions from the unaffiliated insurance company at the time we sell the coverage, and we receive retrospective commissions, which are additional commissions paid by the insurance carrier if insurance claims are less than earned premiums.

       We require proof of property insurance on all installment credit purchases, although we do not require that customers purchase this insurance from us. During fiscal 2009, approximately 68.3% of our credit customers purchased one or more of the credit insurance products we offer, and approximately 16.5% purchased all of the insurance products we offer. Commission revenues from the sale of credit insurance contracts represented approximately 2.4%, 2.6% and 2.3% of total revenues for fiscal years 2007, 2008 and 2009, respectively.

       Warranty Service. We provide service for all of the products we sell and only for the products we sell. Customers purchased service maintenance agreements on products representing approximately 49.8% of our total retail sales for fiscal 2009. These agreements broaden and extend the period of covered manufacturer warranty service for up to five years from the date of purchase, depending on the product, and cover certain items during the manufacturer's warranty period. These agreements are sold at the time the product is purchased. Customers may finance the cost of the agreements along with the purchase price of the associated product. We contact the customer prior to the expiration of the service maintenance period to provide them the opportunity to renew the period of warranty coverage.

       We have contracts with unaffiliated third party insurers that issue the service maintenance agreements to cover the costs of repairs performed under these agreements. The initial service contract is between the customer and the independent insurance company, but we are the insurance company's first choice to provide service when it is needed. We receive a commission on the sale of the contract, which is recognized in revenues at the time of the sale, and we receive retrospective commissions, which are additional commissions paid by the insurance carrier over time if repair claims are less than earned premiums. Additionally, we bill the insurance company for the cost of the service work that we perform. We are the obligor under renewal contracts sold after the primary warranty and third party service maintenance agreements expire. Under renewal contracts we recognize revenues received, and direct selling expenses incurred, over the life of the contracts, and expense the cost of the service work performed as products are repaired.

       Of the 15,000 repairs, on average, that we perform each month, approximately 45.4% are covered under service maintenance agreements, approximately 42.2% are covered by manufacturer warranties and the remainder are cash and customer accommodation repairs. Revenues from the sale of service maintenance agreements represented approximately 4.5%, 5.0% and 5.0% of net sales during fiscal years 2007, 2008 and 2009, respectively.

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

       Our integrated management information system also includes extensive functionality for management of the complete credit portfolio life cycle as well as functionality for the management of product service. The credit system provides in-house credit underwriting, new account set up and tracking, credit portfolio reporting, collections, credit employee productivity metrics, skip-tracing, and bankruptcy, fraud and legal account management. The service system provides for service order processing, warranty claims processing, parts inventory management, technician scheduling and dispatch, technician performance metrics and customer satisfaction measurement. The sales, credit and service systems share a common customer and product sold database.

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

       As part of our ongoing system availability protection and disaster recovery planning, we have implemented a secondary IBM Series i5 system. We installed and implemented the back-up IBM Series i5 system in our corporate offices to provide the ability to switch production processing from the primary system to the secondary system within thirty minutes should the primary system become disabled or unreachable. The two machines are kept synchronized utilizing third party software. This backup system provides "high availability" of the production processing environment. The primary IBM Series i5 system is geographically removed from our corporate office for purposes of disaster recovery and security. Our disaster recovery plan worked as designed during our evacuation from our corporate headquarters in Beaumont, Texas, due to Hurricane Rita in September 2005, and Hurricanes Gustav and Ike in September 2008. While we were displaced, our store, distribution and service operations that were not impacted by the hurricane continued to have normal system availability and functionality.

Competition

       According to Twice, total industry manufacturer sales of home appliances and consumer electronics products in the United States, including imports, to the top 100 dealers were estimated to be $23.8 billion and $124.9 billion, respectively, in 2007. The retail home appliance market is large and concentrated among a few major suppliers. Sears has historically been the leader in the retail home appliance market, with a market share among the top 100 retailers of approximately 37% in 2006 and 35% in 2007. The consumer electronics market is highly fragmented. We estimate that the two largest consumer electronics superstore chains accounted for approximately 36% of the total electronics sales attributable to the 100 largest retailers in 2007. However, new entrants in both industries have been successful in gaining market share by offering similar product selections at lower prices.

       As reported by Twice, based upon revenue in 2007, we were the 9th largest retailer of home appliances and the 41st largest retailer of consumer electronics. Our competitors include national mass merchants such as Sears and Wal-Mart, specialized national retailers such as Best Buy, home improvement stores such as Lowe's and Home Depot, and locally-owned regional or independent retail specialty stores. The availability and convenience of the Internet is increasing as a competitive factor in our industry.

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

Employees

       As of January 31, 2009, we had approximately 3,120 full-time employees and 115 part-time employees, of which approximately 1,350 were sales personnel. We offer a comprehensive benefits package including health, life, short and long term disability, and dental insurance coverage as well as a 401(k) plan, employee stock purchase plan, paid vacation and holiday pay, for eligible employees. None of our employees are covered by collective bargaining agreements and we believe our employee relations are good. Conn's has a formal dispute resolution plan that requires mandatory arbitration for employment related issues.

Tradenames and Trademarks

       We have registered the trademarks "Conn's" and our logos.

Available Information

       We are subject to reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, and its rules and regulations. The Exchange Act requires us to file reports, proxy and other information statements and other information with the Securities and Exchange Commission (SEC). Copies of these reports, proxy statements and other information can be inspected and copied at the SEC Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain these materials electronically by accessing the SEC's home page on the internet at www.sec.gov.

       Our board has adopted a code of business conduct and ethics for our employees, a code of ethics for our chief executive officer and senior financial professionals and a code of business conduct and ethics for our board of directors. A copy of these codes are published on our website at www.conns.com under "Investor Relations." We intend to make all required disclosures concerning any amendments to, or waivers from, these codes on our website. In addition, we make available, free of charge on our internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading "Conn's Investor Relations," by accessing our website at www.conns.com.

ITEM 1A. RISK FACTORS.

        An investment in our common stock involves risks and uncertainties. You should consider carefully the following information about these risks and uncertainties before buying shares of our common stock. The occurrence of any of the risks described below could adversely affect our business prospects, financial condition or results of operations. In that case, the trading price of our stock could decline, and you could lose all or part of the value of your investment.

Our success depends on our ability to open and operate profitably new stores in existing, adjacent and new geographic markets.

        While we have no new store openings planned currently, we expect to continue our expansion in the future. Future new stores that we open may not be profitable or meet our goals. Any of these circumstances could have a material adverse effect on our financial results. There are a number of factors that could affect our ability to open and operate new stores consistent with our business plan, including:

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

        We finance our customer receivables through asset-backed securitization facilities and an asset based loan facility that together provide $660 million in financing commitments, as of January 31, 2009. The securitization facilities provide two separate series of asset-backed notes that allowed us, as of January 31, 2009, to borrow up to $450 million to finance customer receivables. Under each note series, we transfer customer receivables to a qualifying special purpose entity we formed for this purpose, in exchange for cash and subordinated securities. The qualifying special purpose entity, in turn, issues notes collateralized by these receivables that entitle the holders of the notes to participate in certain cash flows from these receivables. The 2002 Series A program is a $300 million variable funding note, of which $292.5 million was drawn as of January 31, 2009. The 2002 Series A program consists of a $100 million 364-day tranche that is up for renewal in August 2009, and a $200 million tranche that is annually renewable, at our option, until September 2012. Initial indications are that at least a portion of the $100 million 364-day commitment will not be renewed in August 2009. If that is the case, any borrowings outstanding in excess of any portion of the commitment that is renewed, if any, would be required to be paid down using the proceeds from collections on the receivables portfolio. Our current plan is to reduce the balance outstanding under this commitment before the maturity date. As such, we will fund new receivables generated using our existing cash flows, borrowings on our asset based loan facility and may be required to obtain new sources of financing to fund growth in our credit operations. The 2006 Series A program consists of $150 million in private bond placements that will require scheduled principal payments beginning in September 2010. These bonds were recently downgraded by the rating agency that originally rated the bonds, which may make it more difficult for us to issue medium-term bonds in the future if the ratings are not subsequently raised. The asset based loan facility is a syndicated revolving bank facility that provides a $210 million of borrowing capacity, of which $84.6 million was drawn, including outstanding letters of credit, as of January 31, 2009, and matures in August 2011.

        Our ability to raise additional capital through further securitization transactions or other debt or equity transactions, and to do so on economically favorable terms, depends in large part on factors that are beyond our control.

           These factors include:

          o    conditions in the securities and finance markets generally;

          o    economic conditions;

          o conditions in the markets for securitized instruments, or other debt or equity instruments;

          o    the credit quality and performance of our customer receivables;

          o    our overall sales performance and profitability;

          o our ability to obtain financial support for required credit enhancement;

          o    our ability to adequately service our financial instruments;

          o the absence of any material downgrading or withdrawal of ratings given to our securities previously issued in securitizations;

          o    our ability to meet debt covenant requirements; and

          o    prevailing interest rates.


        Our ability to finance customer receivables under our current financing facilities depends on our continued compliance with covenants relating to our business and our customer receivables. If these programs reach their capacity or if availability under the borrowing base calculations is reduced, or otherwise becomes unavailable, and we are unable to arrange substitute securitization facilities or other sources of financing, we may have to limit the amount of credit that we make available through our customer finance programs. This may adversely affect revenues and results of operations. Further, our inability to obtain funding through securitization facilities or other sources may adversely affect the profitability of outstanding accounts under our credit programs if existing customers fail to repay outstanding credit due to our refusal to grant additional credit.

        Additionally, the inability of any of the financial institutions providing our financing facilities to fund their commitment could adversely affect our ability to fund our credit programs, capital expenditures and other general corporate needs.

An increase in interest rates may adversely affect our profitability.

        The interest rates on our bank credit facility and the 2002 Series A program under our asset-backed securitization facility fluctuate up or down based upon the LIBOR rate, the prime rate of our administrative agent or the federal funds rate in the case of the bank credit facility and the commercial paper rate in the case of the 2002 Series A program. Additionally, the level of interest rates in the market in general will impact the interest rate on medium-term notes issued under our asset-backed securitization facility or other debt instruments issued, if any. To the extent that such rates increase, the fair value of our interests in securitized assets could decline and our interest expense could increase, which may result in a decrease in our profitability.

We have significant future capital needs which we may be unable to fund, and we may need additional funding sooner than currently anticipated.

        We will need substantial capital to finance our future expansion plans, including funds for capital expenditures, pre-opening costs and initial operating losses related to new store openings, and growth in the accounts receivable portfolio. We may not be able to obtain additional financing on acceptable terms. If adequate funds are not available, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results or cash flows.

        We estimate that capital expenditures during fiscal 2010 will be approximately $10 million to $15 million and that capital expenditures during future years may exceed this amount. Our capital expenditure plan for 2010 could increase, depending the availability of capital to fund new store openings and accounts receivable portfolio growth. We expect that cash provided by operating activities and available borrowings under our credit facilities will be sufficient to fund our operations, store expansion and updating activities and capital expenditure programs for at least 12 months. However, this may not be the case. We may be required to seek additional capital earlier than anticipated if future cash flows from operations fail to meet our expectations and costs or capital expenditures exceed anticipated amounts.

A decrease in our credit sales or a decline in credit quality could lead to a decrease in our product sales and profitability.

        In the last three fiscal years, we financed, on average, approximately 61% of our retail sales through our internal credit programs. Our ability to provide credit as a financing alternative for our customers depends on many factors, including the quality of our accounts receivable portfolio. Payments on some of our credit accounts become delinquent from time to time, and some accounts end up in default, due to several factors, such as general and local economic conditions, including the impact of rising interest rates and unemployment rates. As we expand into new markets, we will obtain new credit accounts that may present a higher risk than our existing credit accounts since new credit customers do not have an established credit history with us. A general decline in the quality of our accounts receivable portfolio could lead to a reduction of available credit provided through our finance operations, if the advance rates used or eligible receivable balances included in the borrowing base calculations are reduced, and thus our funding available to finance new receivables is reduced. As a result, if we are required to reduce the amount of credit we grant to our customers, we might sell fewer products, which could adversely affect our earnings. Further, because approximately 58% of our credit customers make their credit account payments in our stores, any decrease in credit sales could reduce traffic in our stores and lower our revenues. A decline in the credit quality of our credit accounts could also cause an increase in our credit losses, which could result in a decrease in our securitization income or increase the provision for bad debts on our statement of operations and result in an adverse effect on our earnings. A decline in credit quality could also lead to stricter underwriting criteria which might have a negative impact on sales.

A downturn in the economy may affect consumer purchases of discretionary items, which could reduce our net sales or profit margins.

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

       While we have benefited recently from our operations being concentrated in the Texas, Louisiana and Oklahoma region, recent turmoil in the national economy, including instability in the financial markets, declining consumer confidence and falling oil prices will present significant challenges to our operations in the coming quarters. Specifically, future sales volumes, gross profit margins and credit portfolio performance could be negatively impacted, and thus negatively impact our overall profitability and liquidity.


We face significant competition from national, regional, local and Internet retailers of home appliances and consumer electronics.

        The retail market for consumer electronics is highly fragmented and intensely competitive and the market for home appliances is concentrated among a few major dealers. We currently compete against a diverse group of retailers, including national mass merchants such as Sears, Wal-Mart, Target, Sam's Club and Costco, specialized national retailers such as Best Buy, home improvement stores such as Lowe's and Home Depot, and locally-owned regional or independent retail specialty stores that sell home appliances and consumer electronics similar, and often identical, to those we sell. We also compete with retailers that market products through store catalogs and the Internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time.

        We may not be able to compete successfully against existing and future competitors. Some of our competitors have financial resources that are substantially greater than ours and may be able to purchase inventory at lower costs and better sustain economic downturns. As a result, our sales may decline if we cannot offer competitive prices to our customers or we may be required to accept lower profit margins. Our competitors may respond more quickly to new or emerging technologies and may have greater resources to devote to promotion and sale of products and services. If two or more competitors consolidate their businesses or enter into strategic partnerships, they may be able to compete more effectively against us.

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

        Our ability to maintain and increase revenues depends to a large extent on the periodic introduction and availability of new products and technologies. We believe that the introduction and continued growth in consumer acceptance of new products, such as digital Blu-ray players and digital, high-definition televisions, will have a significant impact on our ability to increase revenues. These products are subject to significant technological changes and pricing limitations and are subject to the actions and cooperation of third parties, such as movie distributors and television and radio broadcasters, all of which could affect the success of these and other new consumer electronics technologies. It is possible that new products will never achieve widespread consumer acceptance.

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

        The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers such as General Electric, Whirlpool, Electrolux, Frigidaire, Friedrich, Maytag, LG, Mitsubishi, Samsung, Sony, Toshiba, Bose, Canon, JVC, Serta, Simmons, Spring Air, Ashley, Lane, Broyhill, Franklin, Hewlett Packard, Compaq, Poulan, Husqvarna and Toro. We do not have long term supply agreements or exclusive arrangements with the majority of our vendors. We typically order our inventory and repair parts through the issuance of individual purchase orders to vendors. We also rely on our suppliers for cooperative advertising support. We may be subject to rationing by suppliers with respect to a number of limited distribution items. In addition, we rely heavily on a relatively small number of suppliers. Our top five suppliers represented 56.9% of our purchases for fiscal 2009, and the top two suppliers represented approximately 30.8% of our total purchases. The loss of any one or more of these key vendors or failure to establish and maintain relationships with these and other vendors, and limitations on the availability of inventory or repair parts could have a material adverse effect on our results of operations and financial condition. If one of our vendors were to go out of business, it could have a material adverse effect on our results of operations and financial condition if it is unable to fund amounts due to us, including payments due for returns of product and warranty claims.

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

        Furthermore, we rely on credit from vendors to purchase our products. As of January 31, 2009, we had $57.8 million in accounts payable and $96.0 million in merchandise inventories. A substantial change in credit terms from vendors or vendors' willingness to extend credit to us, including providing inventory under consignment arrangements, would reduce our ability to obtain the merchandise that we sell, which could have a material adverse effect on our sales and results of operations.

        Our vendors also supply us with marketing funds and volume rebates. If our vendors fail to continue these incentives it could have a material adverse effect on our sales and results of operations.

You should not rely on our comparable store sales as an indication of our future results of operations because they fluctuate significantly.

        Our historical same store sales growth figures have fluctuated significantly from quarter to quarter. For example, same store sales growth for each of the quarters of fiscal 2009 were 1.0%, -1.4%, -5.8%, and 12.5%, respectively. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

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

        We experience seasonal fluctuations in our net sales and operating results. In fiscal 2009, we generated 30.5% of our net sales and 49.1% of our net income in the fiscal quarter ended January 31 (which included the holiday selling season). We also incur significant additional expenses during this fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fiscal quarter ending January 31, our net sales could decline, resulting in excess inventory or increased sales discounts to sell excess inventory, which could harm our financial performance. A shortfall in expected net sales, combined with our significant additional expenses during this fiscal quarter, could cause a significant decline in our operating results. This could adversely affect our common stock price.

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

        We understand that states' attorneys general and private plaintiffs have filed lawsuits against other retailers relating to improper practices conducted in connection with the sale of credit insurance in several jurisdictions around the country. We offer credit insurance in all of our stores and require the customer to purchase property insurance from us or from a third party provider, at their election, in connection with sales of merchandise on installment credit; therefore, similar litigation could be brought against us. While we believe we are in full compliance with applicable laws and regulations, if we are found liable in any future lawsuit regarding credit insurance or service maintenance agreements, we could be required to pay substantial damages or incur substantial costs as part of an out-of-court settlement, either of which could have a material adverse effect on our results of operations and stock price. Recently, the Texas Attorney General initiated a civil investigative review under the Texas Deceptive Trade Practices and Consumer Protection Act regarding our service maintenance agreement business activities. An adverse judgment or any negative publicity associated with our service maintenance agreements or any potential credit insurance litigation could also affect our reputation, which could have a negative impact on sales.

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

        Our 75 stores are located exclusively in Texas, Louisiana and Oklahoma. This subjects us to regional risks, such as the economy, weather conditions, hurricanes and other natural disasters. If the region suffered an economic downturn or other adverse regional event, there could be an adverse impact on our net sales and profitability and our ability to implement our planned expansion program. Several of our competitors operate stores across the United States and thus are not as vulnerable to the risks of operating in one region.

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

If we are unable to maintain our insurance licenses in the states we operate, our profitability could suffer.

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

           As we experienced in fiscal year 2008 with the change in the Texas tax law, legislation could be introduced at any time that changes our state tax liabilities in a way that has an adverse impact on our results of operations. The Texas margin tax increased our effective rate from approximately 35.3%, before its introduction, to 38.1% in fiscal year 2009. Our recent commencement of operations in Oklahoma and the potential to enter new states in the future could adversely affect our results of operations, dependent upon the tax laws in place in those states.

Significant volatility in oil and gasoline prices could affect our customers' determination to drive to our stores, and cause us to raise our delivery charges.

           Significant volatility in oil and gasoline prices could adversely affect our customers' shopping decisions and patterns. We rely heavily on our internal distribution system and our next day delivery policy to satisfy our customers' needs and desires, and increases in oil and gasoline prices could result in increased distribution charges. Such increases may not significantly affect our competitors.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2. PROPERTIES.

        The following summarizes the geographic location of our stores, warehouse and distribution centers and corporate facilities by major market area:

                                                                                                                            Leases
                                                                                                                             With
                                                                                                                            Options
                                                                                                         Total    Storage  Expiring
                                                                                  No. of     Leased      Square    Square   Beyond
                              Geographic Location                               Locations  Facilities     Feet      Feet   10 Years
------------------------------------------------------------------------------- ---------- ----------- -----------------------------

Golden Triangle District (1)....................................................        6           6    189,531    40,655         5
Louisiana District..............................................................        5           5    148,628    38,394         4
Houston District................................................................       23          21    583,962    99,474        17
San Antonio/Austin District.....................................................       14          14    427,372    83,434        14
Corpus Christi..................................................................        2           1     92,149    23,619         1
South Texas.....................................................................        3           3     91,697    15,484         3
Oklahoma District...............................................................        3           3     87,216    18,969         3
Dallas District.................................................................       19          17    557,801    98,059        17
                                                                                ---------- ----------- --------- --------- ---------
   Store Totals.................................................................       75          70  2,178,356   418,088        64
Warehouse/Distribution Centers..................................................        7           5    753,314   753,314         1
Service Centers.................................................................        5           3    162,603   162,603         1
Corporate Offices...............................................................        2           2    146,783    30,000         1
                                                                                ---------- ----------- --------- --------- ---------
   Total........................................................................       89          80  3,241,056 1,364,005        67
                                                                                ========== =========== ========= ========= =========

---------------
     (1) Includes one store in Lake Charles, Louisiana.


ITEM 3. LEGAL PROCEEDINGS.

       We are involved in routine litigation incidental to our business from time to time. We do not expect the outcome of any of the routine litigation to have a material effect on our financial condition or results of operation. However, the results of their proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact our estimate of reserves for litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2009.

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

        The principal market for our common stock is the NASDAQ Global Select Market. Our common stock is listed on the NASDAQ Global Select Market under the symbol "CONN." Information regarding the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported on NASDAQ is summarized as follows:

                                                                High      Low
                                                              --------- --------
Quarter ended April 30, 2007..................................$   28.27 $  22.66
Quarter ended July 31, 2007...................................$   32.19 $  24.35
Quarter ended October 31, 2007................................$   28.54 $  19.60
Quarter ended January 31, 2008................................$   25.87 $  14.05
Quarter ended April 30, 2008..................................$   20.27 $  11.50
Quarter ended July 31, 2008...................................$   19.00 $  13.64
Quarter ended October 31, 2008................................$   25.27 $  10.49
Quarter ended January 31, 2009................................$   13.66 $   4.64

How many common stockholders do we have?

        As of March 16, 2009, we had approximately 51 common stockholders of record and an estimated 4,000 beneficial owners of our common stock.

Did we declare any cash dividends in fiscal 2008 or fiscal 2009?

        No cash dividends were paid in fiscal 2008 or 2009. We do not anticipate paying dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Has the Company had any sales of unregistered securities during the last year?

           The Company has had no sales of unregistered securities during fiscal 2009.

Has the Company purchased any of its securities during the past quarter?

           On August 25, 2006, we announced that our Board of Directors had authorized a common stock repurchase program, permitting us to purchase, from time to time, in the open market and in privately negotiated transactions, up to an aggregate of $50.0 million of our common stock, dependent on market conditions and the price of the stock. No repurchases were made during the year ended January 31, 2009, and our board of directors has terminated the repurchase program.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                                                Year Ended January 31,
                                                                                   -------------------------------------------------
                                                                                     2005      2006      2007      2008      2009
                                                                                   --------- --------- --------- --------- ---------
                                                                                     (dollars and shares in thousands, except per
                                                                                                     share amounts)
                                                                                                                    (A)       (B)
Statement of Operations:

Total revenues..................................................................   $565,821  $701,148  $760,657  $824,128  $890,750
Operating expense:
Cost of goods sold, including warehousing and
occupancy cost..................................................................    339,887   427,843   473,064   517,166   590,061
Selling, general and administrative expense.....................................    173,349   208,259   224,979   245,317   253,813
Provision for bad debts.........................................................      2,589     1,133     1,476     1,908     4,273
                                                                                   --------- --------- --------- --------- ---------
Total operating expense.........................................................    515,825   637,235   699,519   764,391   848,147
                                                                                   --------- --------- --------- --------- ---------
Operating income................................................................     49,996    63,913    61,138    59,737    42,603
Interest (income) expense, net and minority interest............................      2,477       400      (676)     (515)      961
Other (income) expense..........................................................        126        69      (772)     (943)      117
                                                                                   --------- --------- --------- --------- ---------
Earnings before income taxes....................................................     47,393    63,444    62,586    61,195    41,525
Provision for income taxes......................................................     16,706    22,341    22,275    21,509    15,833
                                                                                   --------- --------- --------- --------- ---------
Net income......................................................................   $ 30,687  $ 41,103  $ 40,311  $ 39,686  $ 25,692
                                                                                   ========= ========= ========= ========= =========
Earnings per common share:
       Basic....................................................................   $   1.32  $   1.76  $   1.70  $   1.71  $   1.15
       Diluted..................................................................   $   1.30  $   1.71  $   1.66  $   1.68  $   1.14
Average common shares outstanding:
       Basic....................................................................     23,192    23,412    23,663    23,193    22,413
       Diluted..................................................................     23,646    24,088    24,289    23,673    22,577

Other Financial Data:
Stores open at end of period....................................................         50        56        62        69        76
Same store sales growth (1).....................................................        3.6%     16.9%      3.6%      3.2%      2.0%
Inventory turns (2).............................................................        5.9       6.1       5.7       5.7       6.0
Gross margin percentage (3).....................................................       39.9%     39.0%     37.8%     37.2%     33.8%
Operating margin (4)............................................................        8.8%      9.1%      8.0%      7.2%      4.8%
Ratio of earnings to fixed charges (5)..........................................        6.0       8.1       7.4       6.6       3.9
Return on average equity (6)....................................................       22.2%     17.7%     14.7%     13.3%      8.0%
Capital expenditures............................................................   $ 19,619  $ 18,490  $ 18,425  $ 18,955  $ 17,597

Balance Sheet Data:
Working capital.................................................................   $156,006  $190,073  $220,740  $233,773  $279,071
Total assets....................................................................    276,716   355,617   389,947   382,852   516,338
Total debt......................................................................     10,532       136       198       119    62,917
Total stockholders' equity......................................................    208,734   255,861   292,528   304,418   334,150

----------------------
      (1) Same store sales growth is calculated by comparing the reported sales by store for all stores that were open throughout a period to reported sales by store for all stores that were open throughout the prior period. Sales from closed stores have been removed from each period. Sales from relocated stores have been included in each period because each such store was relocated within the same general geographic market. Sales from expanded stores have been included in each period.
      (2) Inventory turns are defined as the cost of goods sold, excluding warehousing and occupancy cost, divided by the average product inventory balance, excluding consigned goods.
      (3) Gross margin percentage is defined as total revenues less cost of goods and parts sold, including warehousing and occupancy cost, divided by total revenues.
      (4) Operating margin is defined as operating income divided by total revenues.
      (5) Ratio of earning to fixed charges is calculated as income before income taxes plus fixed charges, divided by fixed charges. Fixed charges consist of the sum of interest expensed and capitalized, amortized premiums, discounts and capitalized expenses related to indebtedness and an estimate of the interest within rental expense.
      (6) Return on average equity is calculated as current period net income divided by the average of the beginning and ending equity.

      (A) Fiscal 2008 revenues, and operating, pretax and net income were impacted by a non-cash fair value adjustment of $4.8 million which reduced the fair value of our interests in securitized assets.
      (B) Fiscal 2009 revenues, and operating, pretax and net income were impacted by a non-cash fair value adjustment of $24.5 million which reduced the fair value of our interests in securitized assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

     This report contains forward-looking statements. We sometimes use words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements. Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events. We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about us that may cause actual results to differ from these forward-looking statements include, but are not limited to:

          o the success of our growth strategy and plans regarding opening new stores and entering adjacent and new markets, including our plans to continue expanding into existing markets;

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

          o our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving line of credit and proceeds from securitizations, and proceeds for accessing debt or equity markets;

          o our ability and our QSPE's ability to obtain additional funding for the purpose of funding the receivables generated by us, including limitations on the ability of the QSPE to obtain financing through its commercial paper-based funding sources and its ability to maintain the current credit rating issued by a recognized statistical rating organization;

          o our ability and our QSPE's ability to meet debt covenant requirements;

          o    the  cost  or  terms  of  any  renewed  or   replacement   credit
               facilities;

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

           o technological and market developments, growth trends and projected sales in the home appliance and consumer electronics industry, including, with respect to digital products like Blu-ray players, HDTV, GPS devices, home networking devices and other new products, and our ability to capitalize on such growth;

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

          o our relationships with key suppliers and their ability to provide products at competitive prices and support sales of their products through their rebate and discount programs;

          o the adequacy of our distribution and information systems and management experience to support our expansion plans;

          o changes in the assumptions used in the valuation of our interests in securitized assets at fair value;

          o the potential to record an impairment of our goodwill after completing our required annual assessment, or at any other time that an impairment indicator exists;

          o the accuracy of our expectations regarding competition and our competitive advantages;

          o changes in our stock price or the number of shares we have outstanding;

          o the potential for market share erosion that could result in reduced revenues;

          o the accuracy of our expectations regarding the similarity or dissimilarity of our existing markets as compared to new markets we enter;

          o    general  economic  conditions in the regions in which we operate;
               and

          o the outcome of litigation or government investigations affecting our business.

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

       Through our 75 retail stores, we provide products and services to our customers in seven primary market areas, including Houston, San Antonio/Austin, Dallas/Fort Worth, southern Louisiana, Southeast and South Texas and Oklahoma. Products and services offered through retail sales outlets include home appliances, consumer electronics, home office equipment, lawn and garden products, mattresses, furniture, service maintenance agreements, customer credit programs, including installment and revolving credit account programs, and various credit insurance products. These activities are supported through our extensive service, warehouse and distribution system. Our stores bear the "Conn's" name, after our founder's family, and deliver the same products and services to our customers. All of our stores follow the same procedures and methods in managing their operations. The Company's management evaluates performance and allocates resources based on the operating results of the retail stores and considers the credit programs, service contracts and distribution system to be an integral part of the Company's retail operations.

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

                                  Merchadising
                                       |
                                       |
                                     Credit
                                       |
                                       |
                                  Distribution
                                       |
                                       |
                                    Service
                                       |
                                       |
                                   Training
                                       |
                                       |
                                     Drive
                                       |
                                       |
                                     Sales

       We, of course, derive the majority of our revenues from our product and service maintenance agreement sales. However, unlike many of our competitors, we provide in-house credit options for our customers' product purchases. In the last three years, we have financed, on average, approximately 61% of our retail sales through these programs. In turn, we finance substantially all of our customer receivables from these credit options through a revolving credit facility and an asset-backed securitization facility. See "Business - Finance Operations" for a detailed discussion of our in-house credit programs and our sources of funding. As part of our asset-backed securitization facility, we have created a qualifying special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and to issue medium-term and variable funding notes secured by the receivables to finance its acquisition of the receivables. We transfer eligible receivables, consisting of retail installment and revolving account receivables extended to our customers, to the issuer in exchange for cash and subordinated securities. Customer receivables funded by our revolving credit facility are retained on our consolidated balance sheet.

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

Executive Overview

       This overview is intended to provide an executive level overview of our operations for our fiscal year ended January 31, 2009. A detailed explanation of the changes in our operations for the fiscal year ended January 31, 2009, as compared to the prior year is included beginning under Results of Operations. Our performance during fiscal 2009 was impacted by Hurricanes Gustav and Ike, which made landfall along the Gulf Coast during September 2008, and negatively effected our sales and credit portfolio performance. Following are significant financial items in management's view:

          o Our revenues for the fiscal year ended January 31, 2009, increased by 8.1%, or $66.7 million, from fiscal year 2008, to $890.8 million due primarily to product sales growth which drove higher service maintenance agreement commissions. The growth in our total revenues was partially offset by a higher non-cash decrease in the fair value of our interests in securitized assets, which totaled $24.5 million in fiscal 2009, as compared to $4.8 million in fiscal 2008. The fair value adjustments in both periods were driven primarily by the volatile financial market conditions and were not a reflection of the performance of the sold receivables portfolio. Our same store sales growth rate for the fiscal year ended January 31, 2009, was 2.0%, versus 3.2% for fiscal 2008. Additionally, total and same store sales were negatively effected in fiscal 2009 as a result of 144 store-days lost due to Hurricanes Gustav and Ike.

          o The addition of stores in our existing Dallas/Fort Worth, Houston, Southeast and South Texas markets and the opening of three stores in Oklahoma had a positive impact on our revenues. We achieved approximately $60.6 million of increases in product sales and service maintenance agreement (SMA) commissions for the year ended January 31, 2009, from the opening of fourteen new stores in these markets since February 2007. We have additional sites under consideration for future development and continue to evaluate our store opening plans for future periods, in light of capital availability.

          o Deferred interest and "same as cash" plans continue to be an important part of our sales promotion plans and are utilized to provide a wide variety of financing to enable us to appeal to a broader customer base. For the fiscal year ended January 31, 2009, $155.8 million, or 21.0%, of our product sales were financed by deferred interest and "same as cash" plans. We have been able to reduce the volume of promotional credit as a percent of product sales, as compared to the prior year. For the comparable period in the prior year, product sales financed by deferred interest and "same as cash" sales were $183.1 million, or 27.3%. Our promotional credit programs (same as cash and deferred interest programs), which require monthly payments, are reserved for our highest credit quality customers, thereby reducing the overall risk in the portfolio, and are used primarily to finance sales of our highest margin products. We expect to continue to offer extended term promotional credit in the future.

          o Our gross margin was 33.8% for fiscal 2009, a decrease from 37.2% in fiscal 2008, primarily as a result of the $24.5 million reduction in the fair value of our interest in securitized assets in fiscal 2009, as compared to the $4.8 million reduction in the prior year, and reduced gross margin realized on product sales from 24.2% in the year ended January 31, 2008, to 22.0% in fiscal year 2009. The fair value adjustments to our interest in securitized assets accounted for 140 basis points of the decline in total gross margin. The product gross margins were negatively impacted by a highly price competitive retail market.

          o Our operating margin decreased to 4.8% in fiscal 2009, from 7.2% in fiscal 2008, primarily as a result of the $24.5 million reduction in the fair value of our interests in securitized assets in fiscal 2009, as compared to the $4.8 million reduction in the prior year. The fair value adjustments to our interest in securitized assets accounted for 190 basis points of the decline in operating margin.

               o In fiscal 2009, SG&A expense as a percent of revenues decreased to 28.5% from 29.8% when compared to the prior year, primarily from decreases in payroll and payroll related expenses as a percent of revenues, as well as reduced advertising expenditures as a percent of revenues. The decrease in our SG&A expense as a percent of revenues was negatively affected by the negative impact of the fair value adjustment on total revenues, with the decrease shown above being reduced by 60 basis points due to the negative impact of the fair value adjustments on total revenues. Additionally, reductions in certain store operating expenses, including repairs and maintenance and janitorial services contributed to the improvement. Partially offsetting these improvements were increases in utilities, credit data processing and hurricane-related expenses of $1.4 million.

               o The provision for bad debts increased to $4.3 million in fiscal 2009, from $1.9 million in the prior year. This increase is due to an increase in the balance of customer receivables retained on our consolidated balance sheet, as expected, after the completion of our asset-based revolving credit facility in August 2008, and is not the result of higher actual or expected net credit charge-offs on the retained receivables. As opposed to our interests in the customer receivables transferred to the QSPE, which we account for at fair value, we are required to record a reserve for estimated future net credit losses for receivables retained on our consolidated balance sheet, which we estimated to be $3.1 million, based on our historical loss trends.

          o Net interest (income) expense has changed from reflecting net interest income in fiscal 2008 to net interest expense in fiscal 2009, due primarily to the increase in customer receivables retained on our consolidated balance sheet. As a result, we have used previously invested cash balances and borrowings under our revolving credit facility to fund the growth in customer receivables retained.

          o Other income (expense) declined $1.1 million from fiscal 2009 to fiscal 2008, due to gains recognized on the sales of two properties in fiscal 2008.

          o The provision for income taxes was impacted primarily by the effect of the non-cash fair value adjustments on taxes for the state of Texas, which are based on gross margin, instead of income before taxes.

          o Our pretax income for fiscal 2009 decreased by 32.1%, or approximately $19.7 million, from fiscal 2008. The decrease was driven primarily by the $24.5 million non-cash reduction in the fair value of our interest in securitized assets recorded in fiscal 2009, which was $19.7 million greater than the $4.8 million non-cash fair value adjustment recorded in the prior year.

          o Cash flows used in operations was $42.7 million during fiscal 2009 due primarily to the increased retention of customer receivables on the our consolidated balance sheet. Prior to the completion of the revolving asset-based revolving credit facility in August 2008, virtually all customer receivables were transferred to and funded by our QSPE, resulting in the net cash flow activity from these transactions being reported in cash flows from operating activities. However, for customer receivables retained on our consolidated balance sheet and funded by our revolving credit facility, the increase in accounts receivable is reflected as a use of cash in cash flows from operating activities, and borrowings on our revolving credit facility are reflected in cash flows from financing activities.

Operational Changes and Outlook

       We have implemented, continued increased focus on, or modified several initiatives in fiscal 2009 that we believe will positively impact our future operating results, including:

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

       During the year, we opened one new store in the Houston market, two in the Dallas/Fort Worth market, one in McAllen, Texas, one in Lufkin, Texas and two in Oklahoma City, Oklahoma. The Dallas/Fort Worth market continues to perform at the mid-point of our range of expectations and we believe we have significant upside potential in that market through growth in the existing stores and our intention to continue to expand the number of stores in that market. We have additional sites under consideration for future development and continue to evaluate our store opening plans for future periods, in light of capital availability.

       We believe we have benefited and will continue to benefit from the recent closure of one of our major consumer electronics competitors, Circuit City. Because of the success of their liquidation sale during February and early March 2009, the growth of our total product and service maintenance agreement sales has slowed from the pace experienced during the fourth quarter of fiscal 2009. We believe that their closure will bring new customers into our stores, which could change the mix of our product sales and amount of credit we grant in relation to total product sales. Combined with changes we made to tighten our underwriting criteria and increase required down payments, we have seen a reduction in the amount of credit granted as a percentage of sales in recent months. Additionally, as a result of these changes, we have seen the mix between the primary and secondary receivables portfolios shift to a greater proportion of the receivables being in the higher quality primary portfolio over the past two quarters.

       While we have benefited recently from our operations being concentrated in the Texas, Louisiana and Oklahoma region, recent turmoil in the national economy, including instability in the financial markets, declining consumer confidence and falling oil prices will present significant challenges to our operations in the coming quarters. Specifically, future sales volumes, gross profit margins and credit portfolio performance could be negatively impacted, and thus impact our overall profitability and liquidity. As a result, while we will strive to grow our market share, maintain consistent credit portfolio performance and reduce expenses, we will also work to maintain our access to the liquidity necessary to maintain our operations through these challenging times.

       The consumer electronics industry depends on new products to drive same store sales increases. Typically, these new products, such as LCD, plasma and DLP televisions, Blu-ray players, digital cameras, GPS devices and MP3 players are introduced at relatively high price points that are then gradually reduced as the product becomes more mainstream. To sustain positive same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps drive the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. This has historically been our experience, and we continue to adjust our marketing strategies to address this challenge through the introduction of new product categories and new products within our existing categories. Over the past year, our gross margins have been negatively impacted by price competition on flat panel televisions.

Application of Critical Accounting Policies

       In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as critical accounting estimates. We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of January 31, 2009.

    Transfers of Financial Assets. We transfer eligible customer receivables to a QSPE that issues asset-backed securities to third-party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. As we transfer the accounts we record an asset representing the fair value of our interest in the cash flows of the QSPE, which is the difference between the interest earned on customer accounts and the cost associated with financing and servicing the transferred accounts, including an estimate of future net credit losses associated with the transferred accounts, plus our retained interest in the transferred receivables, discounted using a return that we estimate would be expected by a third-party investor. We recognize the income from our interest in these transferred accounts as gains on the transfer of the asset, interest income and servicing fees. This income is recorded as Finance charges and other in our consolidated statements of operations. Additionally, changes in the fair value of our interest are recorded in Finance charges and other. We value our interest in the cash flows of the QSPE at fair value under the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements.

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

    During the twelve months ended January 31, 2009, risk premiums required by market participants on many investments increased as a result of continued volatility in the financial markets. Though we do not anticipate any significant variation in the underlying economics or expected cash flow performance of our securitized credit portfolio, we increased the risk premium included in the discount rate assumption used in the determination of the fair value of our interests in securitized assets to reflect the higher expected risk premiums included in investment returns we believe a market participant would require if purchasing our interests. Based on a review of the changes in market risk premiums during the three months ended April 30, 2008, and discussions with our investment bankers and financial advisors, we estimated that a market participant would require an approximately 300 basis point increase in the required risk premium. After our review for the three months ended October 31, 2008, we estimated that a market participant would require an additional 700 basis point increase in the required risk premium. At the completion of our review for the three months ended January 31, 2009, we estimated that a market participant would require an increase in the required risk premium of approximately 500 basis points, resulting in a weighted average discount rate of 30% at January 31, 2009, as compared to the 16.5% weighted average discount rate assumption used at January 31, 2008. The increase in the discount rate has the effect of deferring income to future periods, but not permanently reducing securitization income or our earnings, assuming no significant variation in the future cash flow performance of the securitized credit portfolio. Additionally, during the three months ended October 31, 2008, as a result of the impact of general economic conditions on other consumer credit portfolios and the impact of Hurricanes Gustav and Ike on our expected net charge-off rate, we increased the weighted average net charge-off rate input that we expect a market participant would use form 3.25% to 4.00%. If a market participant were to require a discount rate that is 10% higher than we estimated in the fair value calculation, the fair value of our Interests in securitized assets would be decreased by an additional $4.4 million as of January 31, 2009. If we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), our Interests in securitized assets and Finance charges and other would have been reduced by $6.6 million as of January 31, 2009. If the assumption used for estimating credit losses was increased by 10%, the impact to Finance charges and other would have been a reduction in revenues and pretax income of $1.8 million as of January 31, 2009.

       Revenue Recognition. Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell service maintenance renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amounts of service maintenance renewal agreement revenues deferred at January 31, 2008 and 2009 were $4.4 million and $4.5 million, respectively, and are included in Deferred revenue in the accompanying consolidated balance sheets. The amounts of service maintenance agreement revenue recognized for the fiscal years ended January 31, 2007, 2008 and 2009 were $4.7 million, $5.3 million and $5.7 million, respectively.

       Vendor Allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, training and promotion programs which are recorded on the accrual basis as a reduction to the related product cost or advertising expense, according to the nature of the program. We accrue rebates based on the satisfaction of terms of the program and sales of qualifying products even though funds may not be received until the end of a quarter or year. If the programs are related to product purchases, the allowances, credits or payments are recorded as a reduction of product cost; if the programs are related to product sales, the allowances, credits or payments are recorded as a reduction of cost of goods sold; if the programs are directly related to promotion or marketing of the product, the allowances, credits, or payments are recorded as a reduction of advertising expense in the period in which the expense is incurred. We received $27.2 million, $36.1 million and $46.2 million in vendor allowances during the fiscal year ended January 31, 2007, 2008 and 2009, respectively, of which $7.2 million, $6.6 million and $6.4 million, respectively, represented advertising assistance allowances. Over the past three years we have received funds from approximately 50 vendors, with the terms of the programs ranging between one month and one year.

    Goodwill. We perform an assessment annually testing for the impairment of goodwill, or at any other time when impairment indicators exist. While the current market conditions have caused our market capitalization to fall below our book value, based on our annual assessment completed during the fourth quarter of fiscal 2009, we do not believe our goodwill balance is impaired, supported by our recent and expected growth and profitability. Our conclusion was based on the fact that the decline in the market capitalization below book value has been recent and relatively short-term, and the market price of our stock has risen since the low point reached in early December 2008. To support our conclusion we completed a discounted cash flow analysis to estimate the fair value of the Company and compared those results with value indicated by other data available. We used a 14.1% discount rate in the analysis, and that rate could be increased 200 basis points before it would result in a value that indicates that goodwill may be impaired.

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

    Receivables Not Sold. Accounts receivable not eligible for inclusion in the securitization program are carried on the Company's consolidated balance sheet in Customer accounts receivable. The Company records the amount of principal on those receivables that is expected to be collected within the next twelve months in current assets on its consolidated balance sheet. Those amounts expected to be collected after 12 months are included in non-current assets. Typically, a receivable is considered delinquent if a payment has not been received on the scheduled due date. Generally, an account that is delinquent more than 120 days and for which no payment has been received in the past seven months will be charged-off against the allowance and interest accrued subsequent to the last payment will be reversed. Interest income is accrued using the Rule of 78's method for installment contracts and the simple interest method for revolving charge accounts, and is reflected in Finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and we provide an allowance for uncollectible interest. Interest income is recognized on our "same as cash" promotion accounts based on our historical experience related to customers that fail to satisfy the requirements of the interest-free programs. The Company has a secured interest in the merchandise financed by these receivables and therefore has the opportunity to recover a portion of the charged-off value.

    Allowance for Doubtful Accounts. We record an allowance for doubtful accounts for our Customer accounts receivable, based on our historical loss experience. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $0.8 million and $3.9 million, at January 31, 2008 and 2009, respectively. If the historical loss rate used to calculate the allowance for doubtful accounts were increased by 10% at January 31, 2009, we would have increased our Provision for bad debts by $0.4 million.

       Results of Operations

       The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated.

                                                                                                             Year ended January 31,
                                                                                                            ------------------------
                                                                                                             2007     2008    2009
                                                                                                            -------- ------- -------

Revenues:
 Product sales..............................................................................................   82.0%   81.5%   83.5%
 Service maintenance agreement commissions (net)............................................................    4.0     4.4     4.5
 Service revenues...........................................................................................    3.0     2.8     2.4
                                                                                                            -------- ------- -------
  Total net sales...........................................................................................   89.0    88.7    90.4
                                                                                                            -------- ------- -------
 Finance charges and other..................................................................................   11.0    11.9    12.4
 Net decrease in fair value.................................................................................    0.0    (0.6)   (2.8)
                                                                                                            -------- ------- -------
  Total finance charges and other...........................................................................   11.0    11.3     9.6
                                                                                                            -------- ------- -------
  Total revenues............................................................................................  100.0   100.0   100.0
Cost and expenses:
 Cost of goods sold, including warehousing and occupancy costs..............................................   61.3    61.7    65.2
 Cost of parts sold, including warehousing and occupancy costs..............................................    0.9     1.0     1.1
 Selling, general and administrative expense................................................................   29.6    29.8    28.5
 Provision for bad debts....................................................................................    0.2     0.3     0.4
                                                                                                            -------- ------- -------
  Total costs and expenses..................................................................................   92.0    92.8    95.2
                                                                                                            -------- ------- -------
Operating income............................................................................................    8.0     7.2     4.8
Interest (income) expense...................................................................................   (0.1)   (0.1)    0.1
Other (income) expense......................................................................................   (0.1)   (0.1)    0.0
                                                                                                            -------- ------- -------
Earnings before income taxes................................................................................    8.2     7.4     4.7
Provision for income taxes..................................................................................    2.9     2.6     1.8
                                                                                                            -------- ------- -------
Net income..................................................................................................    5.3%    4.8%    2.9%
                                                                                                            ======== ======= =======

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

       The following table presents certain operations information in dollars and percentage changes from year to year:

Analysis of Consolidated Statements of Operations
(in thousands except percentages)                                                                2008 vs. 2007      2009 vs. 2008
                                                                      Year Ended January 31,      Incr/(Decr)        Incr/(Decr)
                                                                  ----------------------------- ---------------- -------------------
                                                                    2007      2008      2009     Amount    Pct     Amount     Pct
                                                                  --------- --------- --------- -------- ------- ---------- --------
Revenues
 Product sales....................................................$623,959  $671,571  $743,729  $47,612    7.6%  $  72,158    10.7%
 Service maintenance agreement
  commissions (net)...............................................  30,567    36,424    40,199    5,857   19.2       3,775    10.4
 Service revenues.................................................  22,411    22,997    21,121      586    2.6      (1,876)   (8.2)
                                                                  --------- --------- --------- --------         ----------
Total net sales................................................... 676,937   730,992   805,049   54,055    8.0      74,057    10.1
                                                                  --------- --------- --------- --------         ----------
 Finance charges and other........................................  83,720    97,941   110,209   14,221   17.0      12,268    12.5
 Net decrease in fair value.......................................       -    (4,805)  (24,508)  (4,805)   N/A     (19,703)  410.1
                                                                  --------- --------- --------- --------         ----------
Total finance charges and other...................................  83,720    93,136    85,701    9,416   11.2      (7,435)   (8.0)
                                                                  --------- --------- --------- --------         ----------
Total revenues.................................................... 760,657   824,128   890,750   63,471    8.3      66,622     8.1
Cost and expenses.................................................
Cost of goods and parts sold...................................... 473,064   517,166   590,061   44,102    9.3      72,895    14.1
                                                                  --------- --------- --------- --------         ----------
Gross Profit...................................................... 287,593   306,962   300,689   19,369    6.7      (6,273)   (2.0)
Gross Margin......................................................    37.8%     37.2%     33.8%
Selling, general and administrative expense....................... 224,979   245,317   253,813   20,338    9.0       8,496     3.5
Provision for bad debts...........................................   1,476     1,908     4,273      432   29.3       2,365   124.0
                                                                  --------- --------- --------- --------         ----------
Operating income..................................................  61,138    59,737    42,603   (1,401)  (2.3)    (17,134)  (28.7)
Operating Margin..................................................     8.0%      7.2%      4.8%
Interest (income) expense.........................................    (676)     (515)      961      161  (23.8)      1,476  (286.6)
Other (income) expense............................................    (772)     (943)      117     (171)  22.2       1,060  (112.4)
                                                                  --------- --------- --------- --------         ----------
Pretax Income.....................................................  62,586    61,195    41,525   (1,391)  (2.2)    (19,670)  (32.1)
Provision for income taxes........................................  22,275    21,509    15,833     (766)  (3.4)     (5,676)  (26.4)
                                                                  --------- --------- --------- --------         ----------
Net Income........................................................$ 40,311  $ 39,686  $ 25,692    ($625)  (1.6)%  ($13,994)  (35.3)%
                                                                  ========= ========= ========= ========         ==========

       Refer to the above Analysis of Consolidated Statements of Operations in condensed form while reading the operations review on a year by year basis.

Year Ended January 31, 2008 Compared to the Year Ended January 31, 2009

                                                                         Change
                                                                       -----------
(Dollars in Millions)                                     2009   2008    $     %
----------------------------------------------------------------------------------
Net sales                                                $805.1 $731.0  74.1  10.1
----------------------------------------------------------------------------------
Finance charges and other                                 110.2   97.9  12.3  12.6
----------------------------------------------------------------------------------
Net decrease in fair value                                (24.5)  (4.8)(19.7)410.4
----------------------------------------------------------------------------------
Revenues                                                 $890.8 $824.1  66.7   8.1
----------------------------------------------------------------------------------

      The $74.1 million increase in net sales was made up of the following:

          o a $13.9 million increase resulted from a same store sales increase of 2.0%,

          o a $60.6 million increase generated by fourteen retail locations that were not open for twelve consecutive months in each period,

          o a $1.5 million increase resulted from a decrease in discounts on promotional credit sales, and

          o a $1.9 million decrease resulted from a decrease in service revenues.

    The components of the $74.1 million increase in net sales were a $72.2 million increase in product sales and an $1.9 million net increase in service maintenance agreement commissions and service revenues. The $72.2 million increase in product sales resulted from the following:

     o approximately $42.3 million increase attributable to an overall increase in the average unit price. The increase was due primarily to a change in the mix of product sales, driven by an increase in the consumer electronics category, which has the highest average price point of any category, as a percentage of total product sales. Additionally, there were category price point increases as a result of a shift to higher-priced high-efficiency laundry items and increases in price points on furniture and mattresses, partially offset by a decline in the average price points on lawn and garden, and

     o approximately $29.9 million was attributable to increases in unit sales, due primarily to increased consumer electronics (especially flat-panel televisions), track and lawn and garden sales, partially offset by a decline in appliance sales.

    The following table presents the makeup of net sales by product category in each period, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

                                          Year Ended January 31,
                                  -------------------------------------------------
                                           2008                     2009              Percent
                                  ---------------------- --------------------------
               Category             Amount     Percent     Amount       Percent       Increase
                                  ----------- ---------- ----------- -------------- ------------

     Consumer electronics.........   $244,872      33.5%    $305,056          37.9%        24.6%  (1)
     Home appliances..............    223,877      30.6      221,474          27.5         (1.1)  (2)
     Track........................    101,289      13.9      109,799          13.6          8.4   (3)
     Furniture and mattresses.....     62,797       8.6       68,869           8.6          9.7   (4)
     Lawn and garden..............     20,914       2.9       21,132           2.6          1.0   (5)
     Delivery.....................     12,524       1.7       12,423           1.6         (0.8)  (6)
     Other........................      5,298       0.7        4,976           0.6         (6.1)
                                  ----------- ---------- ----------- --------------
          Total product sales.....    671,571      91.9      743,729          92.4         10.7
     Service maintenance agreement
          commissions.............     36,424       5.0       40,199           5.0         10.4   (7)
     Service revenues.............     22,997       3.1       21,121           2.6         (8.2)  (8)
                                  ----------- ---------- ----------- --------------
          Total net sales.........   $730,992     100.0%    $805,049         100.0%        10.1%
                                  =========== ========== =========== ==============

          (1) This increase is due to continued consumer interest in LCD televisions, which offset declines in projection and plasma televisions.
          (2) The home appliance category declined as increased laundry and air conditioning sales were offset by lower refrigeration and cooking sales, as the appliance market in general showed continued weakness.
          (3) The increase in track sales (consisting largely of computers, computer peripherals, video game equipment, portable electronics and small appliances) is driven primarily by increased video game equipment, Blu-ray player, laptop computer and GPS device sales, partially offset by declines in camcorder, camera, MP3 player and desktop computer sales.
          (4) This increase is due to store expansion and a change in our furniture and mattresses merchandising driven by the multi-vendor strategy implemented during the prior year.
          (5) This category benefited from an increase in sales of generators in the areas affected by the hurricanes that impacted certain of our markets and was partially offset by lower sales of lawn care equipment.
          (6) This decrease was due to a reduction in the total number of deliveries, primarily as customers take advantage of the ability to carry out smaller flat-panel televisions.
          (7)  This increase is due to the increase in product sales.
          (8) This decrease is driven by a decrease in the number of warranty service calls performed by our technicians.

                                                                                       Change
                                                                              --------------------
(Dollars in Thousands)                                          2009     2008       $         %
--------------------------------------------------------------------------------------------------
Securitization income (including fair value adjustment)       $54,273  $69,860   (15,587)   (22.3)
--------------------------------------------------------------------------------------------------
Insurance commissions                                          20,191   21,397    (1,206)    (5.6)
--------------------------------------------------------------------------------------------------
Interest income and other                                      11,237    1,879     9,358    498.0
--------------------------------------------------------------------------------------------------
Finance charges and other                                     $85,701  $93,136    (7,435)    (8.0)
--------------------------------------------------------------------------------------------------

    The decline in Securitization income resulted primarily from a $19.7 million increase in the non-cash fair value adjustment to reduce our Interests in securitized assets. Additionally, as a result of the completion of our new revolving credit facility, we are retaining certain new customer receivables generated on our consolidated balance sheet and not transferring them to the QSPE. As a result of the reduced transfer of receivables to the QSPE and the higher discount rate being in the determination of the fair value of the receivables, Gains on sales of receivables included in Securitization income has declined to $19.2 million for the year ended January 31, 2009, from $27.0 million for the year ended January 31, 2008. Because of the higher average balance of our retained interest in the receivables held by the QSPE, as compared to the same period in the prior year, and increases in the discount rate assumption used in our fair value calculation, Interest earned on our retained interest included in Securitization income has increased to $33.9 million for the year ended January 31, 2009, from $23.3 million in the prior year. Insurance commissions have declined due to lower retrospective commissions, which were negatively impacted by higher claims filings due to Hurricanes Gustav and Ike, and lower interest earnings on funds held by the insurance company for the payment of claims. Interest income and other increased $9.4 million due primarily to an increase in new customer receivables generated that are being held on-balance sheet to a balance of $107.8 million at January 31, 2009, from $9.0 million in the prior year. The following table provides key portfolio performance information for the year ended January 31, 2009 and 2008:

                                                                   2009                          2008
                                               -------------------------------------------- --------------
                                                  ABS (a)       Owned (b)        Total          Total
                                               -------------- -------------- -------------- --------------

Interest income and fees (1)...................    $ 123,348       $  9,076      $ 132,424      $ 117,883
Net charge-offs................................      (21,573)             -        (21,573)       (16,492)
Borrowing costs................................      (22,995)             -        (22,995)       (25,798)
                                               -------------- -------------- -------------- --------------
 Amounts included in Finance charges and other.       78,780          9,076         87,856         75,593
                                               -------------- -------------- -------------- --------------
Net charge-offs in Provision for bad debts.....            -           (789)          (789)          (926)
Borrowing costs................................            -         (1,327)        (1,327)             -
                                               -------------- -------------- -------------- --------------
 Net portfolio yield (c).......................    $  78,780       $  6,960      $  85,740      $  74,667
                                               ============== ============== ============== ==============

Average portfolio balance (2)..................    $ 651,420       $ 44,782      $ 696,202      $ 606,631
Portfolio yield % annualized (1) / (2).........         18.9%          20.3%          19.0%          19.4%
Net charge-off % (annualized)..................          3.3%           1.8%           3.2%           2.9%

     (a) Off-balance sheet portfolio owned by the QSPE and serviced by the Company
     (b) On-balance sheet portfolio. Charge-off levels will lag the balance growth.
     (c) Consistent with securitization income, exclusive of the fair value adjustments, for the ABS facility.

                                                                                 Change
                                                                          --------------------
(Dollars in Millions)                                   2009        2008        $        %
----------------------------------------------------------------------------------------------
Cost of goods sold                                     $580.4      $508.8      71.6      14.1
----------------------------------------------------------------------------------------------
Product gross margin percentage                          22.0%       24.2%               -2.2%
----------------------------------------------------------------------------------------------

    The product gross margin percentage decreased from the 2008 period to the 2009 period due to pricing pressures in retailing in general, and specifically in consumer electronics and appliances.

                                                                                   Change
                                                                            --------------------
(Dollars in Millions)                                    2009         2008         $        %
------------------------------------------------------------------------------------------------
Cost of service parts sold                              $  9.6       $  8.4       1.2      14.3
------------------------------------------------------------------------------------------------
As a percent of service revenues                          45.5%        36.5%                9.0%
------------------------------------------------------------------------------------------------

    This increase was due primarily to a 22.8% increase in parts sales, which grew faster than labor sales.

                                                                                 Change
                                                                          --------------------
(Dollars in Millions)                                   2009        2008        $         %
----------------------------------------------------------------------------------------------
Selling, general and administrative expense            $253.8      $245.3       8.5       3.5
----------------------------------------------------------------------------------------------
As a percent of total revenues                           28.5%       29.8%               -1.3%
----------------------------------------------------------------------------------------------

    The increase in SG&A expense was largely attributable to the addition of new stores and expenses of approximately $1.4 million, net of estimated insurance proceeds, that we incurred related to the two hurricanes that occurred during the year. The decrease in our SG&A expense as a percent of revenues was negatively affected by the negative impact of the fair value adjustment on total revenues, with the decrease shown above being reduced by 60 basis points due to the negative impact of the fair value adjustments on Total revenues. The improvement in our SG&A expense as a percent of revenues was largely driven by lower compensation costs in absolute dollars and as a percent of revenues as compared to the prior year, as well as reduced advertising expense as a percent of revenues. Additionally, reductions in certain store operating expenses, including repairs and maintenance and janitorial services contributed to the improvement. Partially offsetting these improvements were increases in utility, credit data processing and stock-based compensation expenses.

                                                                                   Change
                                                                            --------------------
(Dollars in Millions)                                 2009         2008         $         %
------------------------------------------------------------------------------------------------
Provision for bad debts                                 $  4.3       $  1.9       2.4     126.3
------------------------------------------------------------------------------------------------
As a percent of total revenues                            0.48%        0.23%               0.25%
------------------------------------------------------------------------------------------------

    The provision for bad debts on non-credit portfolio receivables and credit portfolio receivables retained by us and not eligible to be transferred to the QSPE increased primarily as a result of increased balances of receivables retained by us. The increase in customer receivables retained on our consolidated balance sheet accounted for $3.1 million of the increase, as we were required to increase the allowance for bad debts, otherwise the provision for bad debts would have declined. See the notes to the financial statements for information regarding the performance of the credit portfolio.

                                                                                 Change
                                                                          --------------------
(Dollars in Thousands)                                  2009        2008        $         %
----------------------------------------------------------------------------------------------
Interest income, net                                     $ 961     $ (515)    1,476    (286.6)
----------------------------------------------------------------------------------------------

    The increase in net interest expense was a result of interest incurred on our new revolving credit facility, which is funding the customer receivables being retained on our consolidated balance sheet. In addition, there was a decrease in interest income from invested funds due to lower balances of invested cash and lower interest rates earned on amounts invested.

                                                                                 Change
                                                                          --------------------
(Dollars in Thousands)                                  2009        2008       $         %
----------------------------------------------------------------------------------------------
Other income                                             $ 117     $ (943)    1,060    (112.4)
----------------------------------------------------------------------------------------------

     During the year ended January 31, 2008, there were approximately $1.2 million of gains realized, but not recognized, on transactions qualifying for sale-leaseback accounting that were deferred and are being amortized as a reduction of rent expense on a straight-line basis over the minimum lease terms.

                                                                                 Change
                                                                          ---------------------
(Dollars in Millions)                                  2009        2008        $          %
-----------------------------------------------------------------------------------------------
Provision for income taxes                            $15,833     $21,509    (5,676)     (26.4)
-----------------------------------------------------------------------------------------------
As a percent of income before income taxes               38.1%       35.1%                 3.0%
-----------------------------------------------------------------------------------------------

    Due to the large non-cash fair value adjustment reducing our Interests in securitized assets this period, and the fact that taxes for the state of Texas are recorded based on gross margin, instead of Income before taxes, the effective rate was higher during the 2009 period as we did not receive a benefit for taxes for the state of Texas on the non-cash fair value adjustment. The fiscal 2008 effective tax rate was reduced by the reversal of previously accrued Texas margin tax as a result of a legal entity reorganization completed during that year.

Year Ended January 31, 2007 Compared to the Year Ended January 31, 2008

                                                                                Change
                                                                         --------------------
(Dollars in Millions)                                   2008       2007       $         %
---------------------------------------------------------------------------------------------
Net sales                                              $731.0      $676.9     54.1        8.0
---------------------------------------------------------------------------------------------
Finance charges and other                                97.9        83.7     14.2       17.0
---------------------------------------------------------------------------------------------
Net decrease in fair value                               (4.8)          -     (4.8)       N/A
---------------------------------------------------------------------------------------------
Revenues                                               $824.1      $760.6     63.5        8.3
---------------------------------------------------------------------------------------------

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

                                               Year Ended January 31,
                                  -------------------------------------------------
                                          2007                     2008
                                  ---------------------- --------------------------   Percent
               Category             Amount     Percent     Amount       Percent       Increase
                                  ----------- ---------- ----------- -------------- ------------

     Consumer electronics.........   $218,350      32.3%    $244,872          33.5%        12.1%  (1)
     Home appliances..............    230,950      34.1      223,877          30.6         (3.1)  (2)
     Track........................     90,329      13.3      101,289          13.9         12.1   (3)
     Furniture and mattresses.....     51,078       7.5       62,797           8.6         22.9   (4)
     Lawn and garden..............     16,741       2.5       20,914           2.9         24.9   (5)
     Delivery.....................     11,380       1.7       12,524           1.7         10.1   (6)
     Other........................      5,131       0.8        5,298           0.7          3.3
                                  ----------- ---------- ----------- --------------
          Total product sales.....    623,959      92.2      671,571          91.9          7.6
     Service maintenance agreement
      commissions.................     30,567       4.5       36,424           5.0         19.2   (7)
     Service revenues.............     22,411       3.3       22,997           3.1          2.6   (8)
                                  ----------- ---------- ----------- --------------
          Total net sales.........   $676,937     100.0%    $730,992         100.0%         8.0%
                                  =========== ========== =========== ==============


     (1) This increase is due to increased unit volume in the area of flat-panel televisions, partially offset by a decline in the sale of tube and projection televisions.
     (2) While the industry is down nationally, we expect to outperform the national trend and are taking steps to improve our performance relative to merchandising, advertising and promotion of this category. Additionally, we experienced higher than normal demand for these products in the prior year due to consumers replacing appliances after Hurricanes Katrina and Rita, especially during the first three months of the period.
     (3) The increase in track sales (consisting largely of computers, computer peripherals, video game equipment, portable electronics and small appliances) is driven primarily by increased laptop computer and video game equipment sales and was partially offset by reduced sales of portable electronics, including camcorders, digital cameras and portable CRT televisions.
     (4) This increase is due to the increased emphasis on the sales of mattresses and furniture, primarily sofas, recliners and entertainment centers, and new product lines added to the furniture category.
     (5) This category benefited from a high level of rainfall in the current year and an increase in sales of higher priced lawn and garden equipment, such as zero turn radius mowers and tractors.
     (6) This increase was due to an increase in the delivery fee charged to our customers, as the total number of deliveries declined slightly as compared to the prior year.
     (7) This increase is due to the increase in product sales, increased sales penetration and decreased SMA cancellations as credit charge-offs declined as compared to the prior year period.
     (8) This increase is driven by increased units in operation as we continue to grow product sales and an increase in the cost of parts used to repair higher-priced technology (flat-panel televisions, etc.).


                                                                                   Change
                                                                            --------------------
(Dollars in Thousands)                                      2008     2007        $         %
------------------------------------------------------------------------------------------------
Securitization income (including fair value adjustment)     $69,860  $62,431     7,429     11.9
------------------------------------------------------------------------------------------------
Insurance commissions                                        21,397   18,667     2,730     14.6
------------------------------------------------------------------------------------------------
Interest income and other                                     1,879    2,622      (743)   (28.3)
------------------------------------------------------------------------------------------------
Finance charges and other                                   $93,136  $83,720     9,416     11.2
------------------------------------------------------------------------------------------------

    The increase in Securitization income resulted primarily from an increase in the balance of receivables transferred to our QSPE and reduced net charge-offs of receivables in the QSPE receivables portfolio, partially offset by a $4.8 million non-cash fair value adjustment to reduce our Interests in securitized assets. Insurance commissions increased, driven by the growth in sales and the growth in the credit portfolio. The following table provides key portfolio performance information for the year ended January 31, 2008 and 2007:

                                                                  2008                          2007
                                               ------------------------------------------- --------------
                                                  ABS (a)       Owned (b)       Total          Total
                                               -------------- ------------- -------------- --------------

Interest income and fees (1)...................    $ 116,954        $  929      $ 117,883      $ 102,839
Net charge-offs................................      (16,492)            -        (16,492)       (16,576)
Borrowing costs................................      (25,798)            -        (25,798)       (22,584)
                                               -------------- ------------- -------------- --------------
 Amounts included in Finance charges and other.       74,664           929         75,593         63,679
                                               -------------- ------------- -------------- --------------
Net charge-offs in Provision for bad debts.....            -          (926)          (926)          (828)
Borrowing costs................................            -             -              -              -
                                               -------------- ------------- -------------- --------------
 Net portfolio yield (c).......................    $  74,664        $    3      $  74,667      $  62,851
                                               ============== ============= ============== ==============

Average portfolio balance (2)..................    $ 597,286        $9,345      $ 606,631      $ 534,496
Portfolio yield % annualized (1) / (2).........         19.6%          9.9%          19.4%          19.2%
Net charge-off % (annualized)..................          2.8%          9.9%           2.9%           3.3%

     (a) Off-balance sheet portfolio owned by the QSPE and serviced by the Company.
     (b) On-balance sheet portfolio. Charge-off levels will lag the balance growth.
     (c) Consistent with securitization income, exclusive of the fair value adjustments, for the ABS facility.

                                                                                 Change
                                                                          --------------------
(Dollars in Millions)                                   2008        2007        $         %
----------------------------------------------------------------------------------------------
Cost of goods sold                                     $508.8      $466.3      42.5       9.1
----------------------------------------------------------------------------------------------
Product gross margin percentage                          24.2%       25.3%               -1.1%
----------------------------------------------------------------------------------------------

    The product gross margin percentage decreased from the 2007 period to the 2008 period due to pricing pressures in retailing in general, and especially on flat-panel TV's.

                                                                                   Change
                                                                            --------------------
(Dollars in Millions)                                    2008         2007         $         %
------------------------------------------------------------------------------------------------
Cost of service parts sold                              $  8.4       $  6.8       1.6      23.5
------------------------------------------------------------------------------------------------
As a percent of service revenues                          36.4%        30.4%                6.0%
------------------------------------------------------------------------------------------------

    This increase was due primarily to a 22.8% increase in parts sales, which grew faster than labor sales.

                                                                                 Change
                                                                          --------------------
(Dollars in Millions)                                    2008        2007        $         %
----------------------------------------------------------------------------------------------
Selling, general and administrative expense            $245.3      $225.0      20.3       9.0
----------------------------------------------------------------------------------------------
As a percent of total revenues                           29.8%       29.6%                0.2%
----------------------------------------------------------------------------------------------

    The increase in expense as a percentage of total revenues resulted primarily from increased payroll and payroll related expenses, as a percent of revenues.

                                                                                   Change
                                                                            --------------------
(Dollars in Millions)                                    2008         2007         $         %
------------------------------------------------------------------------------------------------
Provision for bad debts                                 $  1.9       $  1.5       0.4      26.7
------------------------------------------------------------------------------------------------
As a percent of total revenues                            0.23%        0.19%               0.04%
------------------------------------------------------------------------------------------------

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

                                                                                 Change
                                                                          --------------------
(Dollars in Thousands)                                   2008        2007        $         %
----------------------------------------------------------------------------------------------
Interest income, net                                   $ (515)     $ (676)      161     (23.8)
----------------------------------------------------------------------------------------------

      The net decrease in interest income was a result of a decrease in interest income from invested funds due to lower balances of invested cash and lower interest rates earned on amounts invested.

                                                                                 Change
                                                                          --------------------
(Dollars in Thousands)                                   2008        2007        $         %
----------------------------------------------------------------------------------------------
Other income                                           $ (943)     $ (772)     (171)      22.2
----------------------------------------------------------------------------------------------

    Both periods included gains recognized on the sales of company assets. Additionally, during the year ended January 31, 2008, there were gains realized, but not recognized, on transactions qualifying for sale-leaseback accounting that have been deferred and will be amortized as a reduction of rent expense on a straight-line basis over the minimum lease terms.

                                                                                   Change
                                                                            ---------------------
(Dollars in Millions)                                    2008        2007        $          %
-------------------------------------------------------------------------------------------------
Provision for income taxes                              $ 21.5       $ 22.3      (0.8)      (3.6)
-------------------------------------------------------------------------------------------------
As a percent of income before income taxes                35.1%        35.6%                -0.4%
-------------------------------------------------------------------------------------------------

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

Impact of Inflation

        We do not believe that inflation has a material effect on our net sales or results of operations. However, a significant increase in oil and gasoline prices could adversely affect our customers' shopping decisions and patterns. We rely heavily on our internal distribution system and our next day delivery policy to satisfy our customers' needs and desires, and any such significant increases could result in increased distribution charges. Such increases may not affect our competitors in the same manner as it affects us.

Seasonality and Quarterly Results of Operations

       Our business is somewhat seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31, due primarily to the holiday selling season. Over the four quarters of fiscal 2009, gross margins were 35.3%, 36.4%, 29.5% and 33.3%. We recorded reductions in the fair value of our Interests in securitized assets totaling $24.5 million during fiscal 2009, which caused both the gross margin and operating margin each quarter to be reduced. During the same period, operating margins were 7.6%, 7.4%, -5.9% and 7.7%. A portion of the fluctuation in gross margins and operating margins is due to planned infrastructure cost additions, such as increased warehouse space and larger stores, additional personnel and systems required to absorb the significant increase in revenues that we have experienced over the last several years.

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

       The following tables sets forth certain unaudited quarterly statement of operations information for the eight quarters ended January 31, 2009. The unaudited quarterly information has been prepared on a consistent basis and includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

                                                                                           Fiscal Year 2009
                                                                      -----------------------------------------------------------
                                                                                             Quarter Ended
                                                                      -----------------------------------------------------------
                                                                        Apr. 30      Jul. 31       Oct. 31          Jan. 31
                                                                      ------------ ------------ ------------- -------------------
                                                                      (dollars and shares in thousands, except per share amounts)
Revenues
 Product sales........................................................   $179,911     $175,240     $ 160,253      $228,325
 Service maintenance agreement commissions (net)......................      9,970        9,911         8,547        11,771
 Service revenues.....................................................      5,192        5,488         5,129         5,312
                                                                      ------------ ------------ ------------- -------------------
  Total net sales.....................................................    195,073      190,639       173,929       245,408
                                                                      ------------ ------------ ------------- -------------------
 Finance charges and other............................................     26,552       29,105        25,567        28,985
 Net increase (decrease) in fair value................................     (3,067)      (1,212)      (15,750)       (4,479)
                                                                      ------------ ------------ ------------- -------------------
  Total finance charges and other.....................................     23,485       27,893         9,817        24,506
                                                                      ------------ ------------ ------------- -------------------
   Total revenues.....................................................    218,558      218,532       183,746       269,914
 .....................................................................
Percent of annual revenues............................................       24.5%        24.5%         20.6%         30.3%

Cost and expenses
 Cost of goods sold, including warehousing and occupancy costs........    139,058      136,787       127,007       177,571
 Cost of service parts sold, including warehousing and occupancy costs      2,330        2,264         2,479         2,565
 Selling, general and administrative expense..........................     60,368       62,900        62,361        68,184
 Provision for bad debts..............................................        259          333         2,802           879
                                                                      ------------ ------------ ------------- -------------------
   Total cost and expenses............................................    202,015      202,284       194,649       249,199
                                                                      ------------ ------------ ------------- -------------------
Operating Income......................................................     16,543       16,248       (10,903)       20,715

Operating Profit as a % total revenues................................        7.6%         7.4%         -5.9%          7.7%

Interest (income) expense.............................................        (15)         (85)          468           593
Other (income) expense................................................        (22)         128            (4)           15
                                                                      ------------ ------------ ------------- -------------------
Income before income taxes............................................     16,580       16,205       (11,367)       20,107
Provision for income taxes............................................      5,984        5,993        (3,625)        7,481
                                                                      ------------ ------------ ------------- -------------------
Net income............................................................   $ 10,596     $ 10,212     $  (7,742)     $ 12,626
                                                                      ============ ============ ============= ===================

Net income as a % of revenue..........................................        4.8%         4.7%         -4.2%          4.7%

Outstanding shares:
      Basic...........................................................     22,382       22,407        22,422        22,439
      Diluted.........................................................     22,560       22,620        22,422        22,494

Earnings per share:
      Basic...........................................................   $   0.47     $   0.46     $   (0.35)     $   0.56
      Diluted.........................................................   $   0.47     $   0.45     $   (0.35)     $   0.56

                                                                                           Fiscal Year 2008
                                                                      -----------------------------------------------------------
                                                                                             Quarter Ended
                                                                      -----------------------------------------------------------
                                                                        Apr. 30      Jul. 31      Oct. 31          Jan. 31
                                                                      ------------ ------------ ------------ --------------------
                                                                      (dollars and shares in thousands, except per share amounts)
Revenues
 Product sales........................................................   $166,639     $163,793     $155,657       $185,482
 Service maintenance agreement commissions (net)......................      9,281        9,071        8,336          9,736
 Service revenues.....................................................      5,445        6,137        6,059          5,356
                                                                      ------------ ------------ ------------ --------------------
  Total net sales.....................................................    181,365      179,001      170,052        200,574
                                                                      ------------ ------------ ------------ --------------------
 Finance charges and other............................................     23,880       24,997       23,299         25,765
 Net increase (decrease) in fair value................................         65         (471)      (3,985)          (414)
                                                                      ------------ ------------ ------------ --------------------
  Total finance charges and other.....................................     23,945       24,526       19,314         25,351
                                                                      ------------ ------------ ------------ --------------------
   Total revenues.....................................................    205,310      203,527      189,366        225,925

Percent of annual revenues............................................       24.9%        24.7%        23.0%          27.4%

Cost and expenses
 Cost of goods sold, including warehousing and occupancy costs........    124,393      125,297      118,191        140,906
 Cost of service parts sold, including warehousing and occupancy costs      1,866        2,123        2,257          2,133
 Selling, general and administrative expense..........................     59,214       62,113       61,928         62,062
 Provision for bad debts..............................................        560          348          582            418
                                                                      ------------ ------------ ------------ --------------------
   Total cost and expenses............................................    186,033      189,881      182,958        205,519
                                                                      ------------ ------------ ------------ --------------------
Operating Income......................................................     19,277       13,646        6,408         20,406

Operating Profit as a % total revenues................................        9.4%         6.7%         3.4%           9.0%

Interest (income) expense.............................................       (240)        (251)        (110)            86
Other (income) expense................................................       (831)         (55)         (34)           (23)
                                                                      ------------ ------------ ------------ --------------------
Income before income taxes............................................     20,348       13,952        6,552         20,343
Provision for income taxes............................................      7,402        4,295        2,531          7,281
                                                                      ------------ ------------ ------------ --------------------
Net income............................................................   $ 12,946     $  9,657     $  4,021       $ 13,062
                                                                      ============ ============ ============ ====================

Net income as a % of revenue..........................................        6.3%         4.7%         2.1%           5.8%

Outstanding shares:
      Basic...........................................................     23,567       23,489       23,077         22,651
      Diluted.........................................................     24,121       24,058       23,550         22,976

Earnings per share:
      Basic...........................................................   $   0.55     $   0.41     $   0.17       $   0.58
      Diluted.........................................................   $   0.54     $   0.40     $   0.17       $   0.57

Liquidity and Capital Resources

       We require capital to finance our growth as we increase sales at our existing stores and add new stores and markets to our operations, which in turn requires additional working capital for increased receivables and inventory. We have historically financed our operations through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended terms provided by our vendors for inventory purchases, acquisition of inventory under consignment arrangements and transfers of receivables to our asset-backed securitization facilities.

       At January 31, 2009, we had revolving lines of credit in the amount of $220 million, under which we had $62.9 million in borrowings outstanding, and had utilized $21.7 million of availability to issue letters of credit. As of January 31, 2009, we had $31.3 million under our revolving credit facility and $10 million under an unsecured bank line of credit immediately available to us for general corporate purposes. In addition to the $31.3 million currently available under the revolving credit facility, an additional $94.1 million will become available under the borrowing base calculation as we grow the balance of eligible receivables retained by us and when there is growth in total eligible inventory balances. We expect that our cash requirements for the foreseeable future, including those for our capital expenditure requirements, will be met with our available lines of credit, together with cash generated from operations. While we have no new stores currently under development for fiscal 2010, our long-term plans are to grow our store base by approximately 10% a year, dependent upon future capital availability. We expect we will invest in inventory, real estate and customer receivables to support the additional stores and same store sales growth. Depending on market conditions we may, at times, slow or suspend our new store growth plans, enter into sale-leaseback transactions to finance our real estate or seek alternative financing sources for new store expansions and customer receivables growth, including expansion of existing lines of credit, and accessing new debt or equity markets.

       On August 14, 2008, we executed a $210 million revolving credit facility that provides funding based on a borrowing base calculation that includes accounts receivable and inventory. The borrowing base calculation includes various reserves against availability, including the ability of the lender to require additional reserves from time to time. The new facility, which replaced our $100 million revolving credit facility, matures in August 2011 and bears interest at LIBOR plus a spread ranging from 225 basis points to 275 basis points, based on a fixed charge coverage ratio. The spread will be 225 basis points for the first six months under the new loan agreement, and then will be subject to adjustment as discussed above. Additionally, the new loan agreement includes an accordion feature allowing for future expansion of the committed amount up to $350 million. In conjunction with completing this financing arrangement, our QSPE amended certain of its borrowing agreements to provide for the existence of the new revolving credit facility and adjust certain terms of its borrowing arrangements to current market requirements, including reducing the advance rate on its variable funding note facility from a maximum of 85% to a maximum of 76%. As a result of completing the new revolving credit facility, a larger portion of the accounts receivable we generate will be retained by us and not sold to the QSPE, and as such will be included in our consolidated balance sheet.

       A summary of the significant financial covenants that govern our revolving credit facility compared to our actual compliance status at January 31, 2009, is presented below:

                                                                                 Required
                                                                                 Minimum/
                                                                   Actual        Maximum
                                                               -------------- ---------------
Fixed charge coverage ratio must exceed required minimum        1.81 to 1.00   1.30 to 1.00
Leverage ratio must be lower than required maximum              2.29 to 1.00   3.50 to 1.00
Cash recovery percentage must exceed required minimum              5.17%           4.75%
Capital expenditures, net must be lower than required maximum  $17.4 million   $22.0 million

       We expect, based on current facts and circumstances, that we will be in compliance with the above covenants through fiscal 2010. Events of default under the credit facility include, but are not limited to, subject to grace periods and notice provisions in certain circumstances, non-payment of principal, interest or fees; violation of covenants; material inaccuracy of any representation or warranty; default under or acceleration of certain other indebtedness; bankruptcy and insolvency events; certain judgments and other liabilities; certain environmental claims; and a change of control. If an event of default occurs, the lenders under the credit facility are entitled to take various actions, including accelerating amounts due under the credit facility and requiring that all such amounts be immediately paid in full. Our obligations under the credit facility are secured by all of our and our subsidiaries' assets, excluding customer receivables owned by the QSPE and certain inventory subject to vendor floor plan arrangements.

       The following is a comparison of our statement of cash flows for our fiscal years 2008 and 2009:

       During the year ended January 31, 2009, net cash used in operating activities increased to $42.7 million, from $5.6 million used in operating activities in the twelve months ended January 31, 2008. Operating cash flows for the current period were impacted primarily by the increased retention of customer accounts receivable on our consolidated balance sheet and increased inventories to support newly opened stores, partially offset by an increase in accounts payable balances, due to the timing of inventory purchases and taking advantage of payment terms available from our vendors. Prior to the quarter ended October 31, 2008, virtually all customer accounts receivable were transferred to and funded by our QSPE, resulting in the net cash flow activity from these transactions being reported in cash flows from operating activities. However, the cash flow presentation is different for customer accounts receivable retained by us and financed through our revolving credit facility, with the increase in the Accounts receivable balance being reflected as a use of cash in cash flows from operating activities, and borrowings on our revolving credit facility being reflected in cash flows from financing activities. As a result, we expect, as we continue to grow the balance of customer accounts receivable retained by us, that we will typically report cash flows "used" in operating activities, with the funding for this activity provided by our revolving credit facility resulting in us reporting cash "provided" by financing activities.

       As noted above, we offer promotional credit programs to certain customers that provide for "same as cash" or deferred interest interest-free periods of varying terms, generally three, six, 12, 18, 24 and 36 months, and require monthly payments beginning in the month after the sale. The various "same as cash" promotional accounts and deferred interest program accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30% of eligible securitized receivables. If we exceed this 30% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period. The percentage of eligible securitized receivables represented by promotional receivables was 21.4% and 17.3%, as of January 31, 2008, and 2009, respectively. There is no limitation on the amount of deferred interest program accounts that can be carried as collateral under the revolving credit facility. The percentage of all managed receivables represented by promotional receivables was 16.4% as of January 31, 2009, as compared to 19.8% at January 31, 2008. The weighted average promotional period was 15.1 months and 16.5 months for the "same as cash" promotional receivables outstanding as of January 31, 2008, and 2009, respectively. The weighted average remaining term on those same promotional receivables was 10.7 months and 11.2 months as of January 31, 2008, and 2009, respectively. While overall these promotional receivables have a shorter weighted average term than non-promotional receivables, we receive less income on these receivables, resulting in a reduction of the net interest margin on those receivables.

       Net cash used in investing activities increased by $7.4 million, from $10.0 million used in the fiscal 2008 period to $17.4 million used in the fiscal 2009 period. The net increase in cash used in investing activities resulted primarily from a decline in proceeds from sales of property and equipment as compared to the same period in the prior fiscal year. The cash expended for property and equipment was used primarily for construction of new stores and the reformatting of existing stores to better support our current product mix.

       Net cash from financing activities increased by $81.8 million from $29.9 million used during the year ended January 31, 2008, to $60.9 million provided during the year ended January 31, 2009, as we terminated our stock repurchase program in the current fiscal period and increased borrowings under our revolving credit facility to fund the new customer receivables generated and retained on our consolidated balance sheet.

       In its regularly scheduled meeting on August 24, 2006, our Board of Directors authorized the repurchase of up to $50 million of our common stock, dependent on market conditions and the price of the stock. Through January 31, 2008, we had spent $37.1 million under this authorization to acquire 1,723,205 shares of our common stock, though there were no shares repurchased during the year ended January 31, 2009, and our Board of Directors has terminated the repurchase program.

       We lease 70 of our 75 stores, and our plans for future store locations include primarily leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and warehouses), the cost of which is approximately $1.6 million per store, and for our existing store remodels, in the range of $250,000 per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationship and funding sources and alternatives for new stores, which may include "sale-leaseback" or direct "purchase-lease" programs, as well as other funding sources for our purchase and construction of those projects. If we are successful in these relationship developments, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores, but could include full ownership if it meets our cash investment strategy.

       The following table reflects outstanding commitments for borrowings and letters of credit, and the amounts utilized under those commitments, as of January 31, 2009:

                                 Commitment Expires in Fiscal Year Ending January 31,
                            --------------------------------------------------------------  Balance at  Available at
                                                                        There               January 31,  January 31,
                              2010     2011     2012    2013    2014    after     Total        2009         2009
                            -------- --------- ------- ------- ------- ------- ----------- ------------ -------------
                                                    (in thousands)

 Revolving Bank Facility (1).         $210,000                                    $210,000    $  84,650    $  125,350
 Unsecured Line of Credit.... 10,000                                                10,000            -        10,000
 Inventory Financing (2)..... 48,000                                                48,000       17,658        30,342
                            -------- --------- ------- ------- ------- ------- ----------- ------------ -------------
            Total            $58,000  $210,000   $   -   $   -   $   -      $-    $268,000    $ 102,308    $  165,692
                            ======== ========= ======= ======= ======= ======= =========== ============ =============

(1) Includes letter of credit sublimit. There was $21.8 million of letters of credit issued at January 31, 2009.

(2) Included in accounts payable on the consolidated balance sheet as of January 31, 2009.

       Since we extend credit in connection with a large portion of our retail, service maintenance and credit insurance sales, in August 2008 we entered into the $210 million revolving credit facility and in 2002 we created a QSPE to provide financing for the customer receivables we originate. Both the bank credit facility and the asset-backed securitization program are significant factors relative to our ongoing liquidity and our ability to meet the cash needs associated with the growth of our business. Our inability to use either of these programs because of a failure to comply with their covenants would adversely affect our continued growth. Funding of current and future receivables under the asset-backed securitization program can be adversely affected if we exceed certain predetermined levels of re-aged receivables, write-offs, bankruptcies or other ineligible receivable amounts. Given the ongoing turmoil in securitization market, we have been unable to issue new medium term notes and, as a result, entered in the bank revolving credit facility discussed above. We are financing customer receivable portfolio growth through the use of the bank revolving facility and expect this to be a primary source of funding our customer receivables portfolio during fiscal 2010. We have received initial indications that at least a portion of the $100 million revolving securitization facility that matures in August 2009, will likely not be renewed. If that is the case, any borrowings outstanding in excess of any portion of the commitment that is renewed, if any, would be required to be paid down using the proceeds from collections on the receivables portfolio. Our current plan is to reduce the balance outstanding under this commitment before the maturity date. As such, we will fund new receivables generated using our existing cash flows, borrowings on our asset based loan facility and may be required to obtain new sources of financing to continue funding the growth in our credit operations.

       We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements, debt or equity offerings and the QSPE's asset-backed securitization facilities. Based on our current operating plans, including assuming that all or a portion of the $100 million revolving securitization facility is not renewed in August 2009, we believe that cash generated from operations, available borrowings under our revolving credit facility and unsecured credit line, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and cash flows from the QSPE's asset-backed securitization program will be sufficient to fund our operations, store expansion and updating activities and capital programs for at least 12 months. However, there are several factors that could decrease cash provided by operating activities, including:

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

     o an acceleration of the growth of the credit portfolio;

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

     o reduced availability under our revolving credit facility as a result of borrowing base requirements and the impact on the borrowing base calculation of changes in the performance of the receivables financed by that facility;

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

       If necessary, in addition to available cash balances, cash flow from operations and borrowing capacity under our revolving facilities, additional cash to fund our growth and increases in receivables balances could be obtained by:

     o reducing capital expenditures for updates of existing stores or new store openings;

     o taking advantage of longer payment terms and financing available for inventory purchases;

     o utilizing third-party sources to provide financing to our customers;

     o reducing operating costs;

     o negotiating to expand the capacity available under existing credit facilities; and

     o accessing new debt or equity markets.

We can provide no assurance that we will be able to obtain these sources of funding on favorable terms, if at all.

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

       At January 31, 2009, the issuer had issued two series of notes and bonds: the 2002 Series A variable funding note with a total availability of $300 million and three classes of 2006 Series A bonds with an aggregate amount outstanding of $150 million, of which $6.0 million was required to be placed in a restricted cash account for the benefit of the bondholders. The 2002 Series A variable funding note is composed of a $100 million 364-day tranche, and a $200 million tranche that is annually renewable, at our option, until September 2012. In August 2008, the issuer completed an extension of the maturity date on the 364-day commitment to August 13, 2009. We have received initial indications that at least a portion of the $100 million revolving securitization facility that matures in August 2009, will likely not be renewed. If that is the case, any borrowings outstanding in excess of any portion of the commitment that is renewed, if any, would be required to be paid down using the proceeds from collections on the receivables portfolio. Our current plan is to reduce the balance outstanding under this commitment before the maturity date. In conjunction with the renewal, the cost of borrowings under this $300 million facility increased and now bear interest at the commercial paper rate plus 250 basis points, in most instances. If the net portfolio yield, as defined by agreements, falls below 5.0%, then the issuer may be required to fund additions to the cash reserves in the restricted cash accounts. The net portfolio yield was 7.9% at January 31, 2009. Private institutional investors, primarily insurance companies, purchased the 2006 Series A bonds at a weighted fixed rate of 5.75%. The weighted average interest on the variable funding note during the month of January 2009 was 3.4%.

       We continue to service the transferred accounts for the QSPE, and we receive a monthly servicing fee, so long as we act as servicer, in an amount equal to .25% multiplied by the average aggregate principal amount of receivables serviced. The issuer records revenues equal to the interest charged to the customer on the receivables less losses, the cost of funds, the program administration fees paid in connection with either the 2002 Series A, or 2006 Series A bond holders, the servicing fee and additional earnings to the extent they are available.

       Currently the 2002 Series A variable funding note permits the issuer to borrow funds up to $300 million to purchase receivables from us or make principal payments on other bonds, thereby functioning as a "basket" to accumulate receivables. As issuer borrowings under the 2002 Series A variable funding note approach the total commitment, the issuer is required to request an increase in the 2002 Series A amount or issue a new series of bonds and use the proceeds to pay down the then outstanding balance of the 2002 Series A variable funding note, so that the basket will once again become available to accumulate new receivables or meet other obligations required under the transaction documents. Given the current state of the financial markets, especially with respect to asset-backed securitization financing, we have been unable to issue medium-term notes or increase the availability under the existing variable funding note program. As of January 31, 2009, borrowings under the 2002 Series A variable funding note were $292.5 million.

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

       A summary of the significant financial covenants that govern the 2002 Series A variable funding note compared to actual compliance status at January 31, 2009, is presented below:

                                                                                            Required
                                                                                            Minimum/
                                                                           As reported       Maximum
                                                                          -------------- ---------------
Issuer interest must exceed required minimum                              $89.9 million   $83.4 million
Gross loss rate must be lower than required maximum (a)                        4.7%           10.0%
Serviced portfolio gross loss rate must be lower than required maximum (b)     4.2%           10.0%
Net portfolio yield must exceed required minimum (a)                           7.9%           2.0%
Serviced portfolio net portfolio yield must exceed required minimum (b)        9.0%           2.0%
Payment rate must exceed required minimum (a)                                  6.7%           3.0%
Serviced portfolio payment rate must exceed required minimum (a)              5.17%           4.75%
Consolidated net worth must exceed required minimum                       $346.8 million  $238.1 million

     (a)  Calculated for those receivables transferred to the QSPE.
     (b) Calculated for the total of receivables transferred to the QSPE and those retained by the Company.

    Note: All terms in the above table are defined by the asset backed securitization program and may or may not agree directly to the financial statement captions in this document.

       We expect, based on current facts and circumstances, that we will be in compliance with the above covenants through fiscal 2010. Events of default under the 2002 Series A variable funding note and the 2006 Series A bonds, subject to grace periods and notice provisions in some circumstances, include, among others: failure of the issuer to pay principal, interest or fees; violation by the issuer of any of its covenants or agreements; inaccuracy of any representation or warranty made by the issuer; certain servicer defaults; failure of the trustee to have a valid and perfected first priority security interest in the collateral; default under or acceleration of certain other indebtedness; bankruptcy and insolvency events; failure to maintain certain loss ratios and portfolio yield; change of control provisions and certain other events pertaining to us. The issuer's obligations under the program are secured by the receivables and proceeds.


Securitization Facilities
We finance most of our customer receivables through asset-backed securitization facilities


                                                                              ---------------------------
                                                                                  2002 Series A Note
                                                                        |---->   $300 million Commitment
                                                                        |         Credit Rating: P1/A1
                                                                        |        Bank Commercial Paper
                       Customer Receivables                             |              Conduits
                                                                        |      ---------------------------
                                                                        |
  ----------------------  ------------->  ----------------------        |
 |        Retail        |                |     Qualifying       |       |
 |        Sales         |                |   Special Purpose    | <-----|
 |        Entity        |                |       Entity         |       |
 |                      |                |      ("QSPE")        |       |
  ----------------------  <-------------  ----------------------        |
                                                                        |
                                                                        |     ---------------------------
                                                                        |        2006 Series A Bonds
                        1. Cash Proceeds                                |            $150 million
                        2. Subordinated Securities                      |         Private Institutional
                        3. Right to Receive Cash Flows                  |---->         Investors
                           Equal to Interest Spread                              Class A: $90 mm (Baa2)
                                                                                 Class B: $43.3 mm (B2)
                                                                                Class C: $16.7 mm (Caa1)
                                                                              ---------------------------

       Certain Transactions

       Since 1996, we have leased a retail store location of approximately 19,150 square feet in Houston, Texas from Thomas J. Frank, Sr., our Chairman of the Board and Chief Executive Officer. The lease provides for base monthly rental payments of $17,235 plus escrows for taxes, insurance and common area maintenance expenses of increasing monthly amounts based on expenditures by the management company operating the shopping center of which this store is a part through January 31, 2011. We also have an option to renew the lease for two additional five-year terms. Mr. Frank received total payments under this lease of $206,820 in fiscal 2007, 2008 and 2009, respectively. Based on market lease rates for comparable retail space in the area, we believe that the terms of this lease are no less favorable to us than we could have obtained in an arms' length transaction at the date of the lease commencement.

       We engage the services of Direct Marketing Solutions, Inc., or DMS, for a substantial portion of our direct mail advertising. Direct Marketing Solutions, Inc. is partially owned (less than 50%) by SF Holding Corp., members of the Stephens family, Jon E. M. Jacoby, and Douglas H. Martin. SF Holding Corp. and the members of the Stephens family are significant shareholders of the Company, and Messrs. Jacoby and Martin are members of our Board of Directors. The fees we paid to DMS during fiscal years ended 2007, 2008 and 2009 amounted to approximately $3.6 million, $2.5 million and $4.0 million, respectively.

       We engaged the services of Stephens Inc. to act as our broker under our stock repurchase program. Stephens Inc. is a shareholder of the Company, and Doug Martin, an Executive Vice President of Stephens Inc., is a member of our Board of Directors. During the years ended January 31, 2007 and 2008, respectively, we incurred fees payable to Stephens Inc. of $5,040 and $46,644, respectively, related to the purchase of 168,000 and 1,555,205 shares, respectively of our common stock. We did not repurchase any shares of our common stock during the year ended January 31, 2009. Based on a review of competitive bids received from various broker candidates, we believe the terms of this arrangement are no less favorable than we could have obtained in an arms' length transaction.

Contractual Obligations

       The following table presents a summary of our known contractual obligations as of January 31, 2009, with respect to the specified categories, classified by payments due per period.

                                                         Payments due by period
                                             -----------------------------------------------
                                             Less Than 1     1-3        3-5     More Than
                                    Total        Year       Years      Years      5 Years
                                  ---------- ----------- ----------- --------- -------------
                                                        (in thousands)
Long term debt (1)................  $ 62,912   $     5      $ 62,907   $     -       $     -
Operating leases:
 Real estate......................   168,007    21,261        41,811    36,750        68,185
 Equipment........................     6,730     2,504         2,752       850           624
Purchase obligations (2)..........     4,695     2,821         1,874         -             -
                                  ---------- ---------   ----------- --------- -------------
Total contractual cash obligations  $242,344   $26,591      $109,344   $37,600       $68,809
                                  ========== =========   =========== ========= =============

---------------------
(1) If the outstanding balance as of 1/31/09 and the interest rate in effect at that time were to remain the same over the remaining life of the facility, interest expense on the facility would be approximately $1.8 million, $1.8 million and $1.0 million for the fiscal years ended January 31, 2010, 2011 and 2012, respectively.

(2) Includes contracts for long-term communication services. Does not include outstanding purchase orders for merchandise, services or supplies which are ordered in the normal course of operations and which generally are received and recorded within 30 days.

       The following table presents a summary of the known contractual obligations of our QSPE, as of January 31, 2009, with respect to the specified categories, classified by payments due per period.

                                                          Payments due by period
                                              -----------------------------------------------
                                                                                      More
                                              Less Than 1      1-3         3-5       Than 5
                                     Total        Year        Years       Years      Years
                                  ----------- ------------ ----------- ----------- ----------
                                                        (in thousands)
Long term debt:
 Fixed-rate notes (1).............   $171,503     $ 8,748     $140,036    $ 22,719   $      -
 Variable rate notes (2)..........    292,500      92,500            -     200,000          -
Operating leases:
 Real estate......................          -           -            -           -          -
 Equipment........................          -           -            -           -          -
Purchase obligations..............          -           -            -           -          -
                                  ----------- -----------  ----------- ----------- ----------
Total contractual cash obligations   $464,003    $101,248     $140,036    $222,719   $      -
                                  =========== ===========  =========== =========== ==========

---------------------
(1) Includes interest payments due on the notes.
(2) The $200 million 2002 Series A variable funding note, that is renewable at our option until September 2012, is included in the 3-5 Years column. If the outstanding balance as of 1/31/09 and the interest rate in effect at that time were to remain the same over the remaining lives of the notes, interest expense on the notes would be approximately $8.5 million, $6.7 million, $6.7 million and $4.1 million for the fiscal years ended January 31, 2010, 2011, 2012 and 2013, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Interest rates under our revolving credit facility are variable and are determined, at our option, as the base rate, which is the prime rate plus the base rate margin, which ranges from 0.25% to 0.75%, or LIBOR plus the LIBOR margin, which ranges from 2.25% to 2.75%. Interest rates under our QSPE's variable funding note facility are variable and are determined based on the commercial paper rate plus a spread of 2.50%. Accordingly, changes in the prime rate, the commercial paper rate or LIBOR, which are affected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, these credit facilities. We are also exposed to interest rate risk in determining the fair value of the interest only strip we receive from our sales of receivables to the QSPE, due to rate variability under the QSPE's variable funding note discussed above. An increase in interest rates that reduced the net interest spread under the interest-only strip by 10% would result in a $6.6 million reduction in the fair value of our Interests in securitized assets. Since January 31, 2008, our interest rate sensitivity has increased on the interest only strip as the variable rate portion of the QSPE's debt has increased from $278.0 million, or 59.4% of its total debt, to $292.5 million, or 66.1% of its total debt. As a result, a 100 basis point increase in interest rates on the variable rate debt would increase borrowing costs $2.9 million over a 12-month period, based on the balance outstanding at January 31, 2009. Our revolving credit facility also has variable interest rates and at January 31, 2009 we had $62.9 million outstanding. As a result, a 100 basis point increase in interest rates on the variable rate debt would increase borrowing costs $0.6 million over a 12-month period, based on the balance outstanding at January 31, 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                        Page

Management's Report on Internal Control Over Financial Reporting..........................................................59

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting......................60

Report of Independent Auditors............................................................................................61

Consolidated Balance Sheets...............................................................................................62

Consolidated Statements of Operations.....................................................................................63

Consolidated Statements of Stockholders' Equity...........................................................................64

Consolidated Statements of Cash Flows.....................................................................................65

Notes to Consolidated Financial Statements................................................................................66

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

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment and those criteria, management believes that, as of January 31, 2009, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of January 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Conn's, Inc.
Beaumont, Texas
March 24, 2009



    /s/ Michael J. Poppe
-----------------------------
     Michael J. Poppe
 Chief Financial Officer



    /s/ Thomas J. Frank
-----------------------------
     Thomas J. Frank
 Chief Executive  Officer

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conn's, Inc.

We have audited Conn's, Inc.'s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Conn's, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Conn's, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Conn's, Inc. as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2009 of Conn's, Inc. and our report dated March 24, 2009 expressed an unqualified opinion thereon.

                                                /s/ Ernst & Young LLP

Houston, Texas
March 24, 2009

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conn's, Inc.

We have audited the accompanying consolidated balance sheets of Conn's, Inc. as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conn's, Inc. at January 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on February 1, 2006, the Company changed its method of accounting for share-based compensation.

As discussed in Note 1 to the consolidated financial statements, on February 1, 2007, the Company changed its method of accounting for interests in securitized assets and its method of accounting for servicing liabilities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Conn's, Inc.'s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2009, expressed an unqualified opinion thereon.

                                           /s/ Ernst & Young LLP


Houston, Texas
March 24, 2009

                                  Conn's, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                   January 31,
                                                                                            -------------------------
                                                                                                2008        2009
                                                                                            ----------- -------------
                                        Assets
Current Assets
Cash and cash equivalents..................................................................  $  11,015     $  11,798
Other accounts receivable, net of allowance of $78 and $60, respectively...................     27,977        32,878
Customer accounts receivable, net of allowance of $557 and $2,338, respectively............      5,133        61,125
Interest in securitized assets.............................................................    178,150       176,543
Inventories................................................................................     81,495        95,971
Deferred income taxes......................................................................      2,619        13,354
Prepaid expenses and other assets..........................................................      4,449         5,933
                                                                                            ----------- -------------
   Total current assets....................................................................    310,838       397,602
Non-current customer accounts receivable, net of allowance of $325 and $1,575, respectively      2,990        41,172
Property and equipment
 Land......................................................................................      8,011         7,682
 Buildings.................................................................................     13,626        12,011
 Equipment and fixtures....................................................................     17,950        21,670
 Transportation equipment..................................................................      2,741         2,646
 Leasehold improvements....................................................................     74,120        83,361
                                                                                            ----------- -------------
   Subtotal................................................................................    116,448       127,370
Less accumulated depreciation..............................................................    (57,195)      (64,819)
                                                                                            ----------- -------------
     Total property and equipment, net.....................................................     59,253        62,551
Goodwill, net..............................................................................      9,617         9,617
Non-current deferred income tax asset......................................................          -         2,035
Other assets, net..........................................................................        154         3,652
                                                                                            ----------- -------------
     Total assets..........................................................................  $ 382,852     $ 516,629
                                                                                            =========== =============

                           Liabilities and Stockholders' Equity............................
Current Liabilities
Current portion of long-term debt..........................................................  $     102     $       5
Accounts payable...........................................................................     28,179        57,809
Accrued compensation and related expenses..................................................      9,748        11,473
Accrued expenses...........................................................................     21,487        23,703
Income taxes payable.......................................................................        600         4,334
Deferred income taxes......................................................................          -             -
Deferred revenues and allowances...........................................................     16,949        21,207
                                                                                            ----------- -------------
   Total current liabilities...............................................................     77,065       118,531
Long-term debt.............................................................................         17        62,912
Non-current deferred tax liability.........................................................        131             -
Deferred gain on sale of property..........................................................      1,221         1,036
Stockholders' equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding).          -             -
Common stock ($0.01 par value, 40,000,000 shares authorized; 24,098,171 and 24,167,445
    shares issued at January 31, 2008 and 2009, respectively)..............................        241           242
Additional paid in capital.................................................................     99,514       103,553
Retained earnings..........................................................................    241,734       267,426
Treasury stock at cost (1,723,205 shares at January 31, 2008 and 2009).....................    (37,071)      (37,071)
                                                                                            ----------- -------------
   Total stockholders' equity..............................................................    304,418       334,150
                                                                                            ----------- -------------
     Total liabilities and stockholders' equity............................................  $ 382,852     $ 516,629
                                                                                            =========== =============

See notes to consolidated financial statements.

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except earnings per share)

                                                                            Year Ended January 31,
                                                                       ---------------------------------
                                                                         2007       2008        2009
                                                                       ---------  --------- ------------
Revenues
  Product sales....................................................... $623,959   $671,571    $ 743,729
  Service maintenance agreement commissions (net).....................   30,567     36,424       40,199
  Service revenues....................................................   22,411     22,997       21,121
                                                                       ---------  --------- ------------
    Total net sales...................................................  676,937    730,992      805,049
                                                                       ---------  --------- ------------
  Finance charges and other...........................................   83,720     97,941      110,209
  Net decrease in fair value..........................................        -     (4,805)     (24,508)
                                                                       ---------  --------- ------------
    Total finance charges and other...................................   83,720     93,136       85,701
                                                                       ---------  --------- ------------
      Total revenues..................................................  760,657    824,128      890,750
Cost and expenses
  Cost of goods sold, including warehousing and occupancy costs.......  466,279    508,787      580,423
  Cost of service parts sold, including warehousing and occupancy cost    6,785      8,379        9,638
  Selling, general and administrative expense.........................  224,979    245,317      253,813
  Provision for bad debts.............................................    1,476      1,908        4,273
                                                                       ---------  --------- ------------
      Total cost and expenses.........................................  699,519    764,391      848,147
                                                                       ---------  --------- ------------
Operating income......................................................   61,138     59,737       42,603
Interest (income) expense.............................................     (676)      (515)         961
Other (income) expense................................................     (772)      (943)         117
                                                                       ---------  --------- ------------
Income before income taxes............................................   62,586     61,195       41,525
Provision for income taxes............................................   22,275     21,509       15,833
                                                                       ---------  --------- ------------
Net Income............................................................ $ 40,311   $ 39,686    $  25,692
                                                                       =========  ========= ============
Earnings per share
  Basic............................................................... $   1.70   $   1.71    $    1.15
  Diluted............................................................. $   1.66   $   1.68    $    1.14
Average common shares outstanding
  Basic...............................................................   23,663     23,193       22,413
  Diluted.............................................................   24,289     23,673       22,577

See notes to consolidated financial statements.


                                  Conn's, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                      Accum.
                                                      Other
                                    Common Stock     Compre-                       Treasury Stock
                                  -----------------  hensive    Paid in  Retained ------------------
                                   Shares   Amount    Income    Capital  Earnings  Shares   Amount     Total
                                  -------- -------- ---------- --------- -------- -------- --------- ----------
Balance January 31, 2006.........  23,572  $    236 $  10,492  $  89,027 $156,106       -  $      -   $255,861

Exercise of options,
 including tax benefit...........     226         2                2,370                                 2,372
Issuance of common stock under
 Employee Stock Purchase Plan....      12                            245                                   245
Stock-based compensation.........                                  1,723                                 1,723
Purchase of treasury stock                                                           (168)   (3,797)    (3,797)
Comprehensive Income:
Net income.......................                                          40,311                       40,311
Adjustment of fair value of
 securitized assets (net of
 tax of $2,154), net of reclass-
 ification adjustments of
 $12,732 (net of tax of $7,100)                        (4,187)                                          (4,187)
                                                                                                     ----------
Total comprehensive income.......                                                                       36,124
                                  -------- -------- ---------- --------- -------- -------- --------- ----------
Balance January 31, 2007.........  23,810       238     6,305     93,365  196,417    (168)   (3,797)   292,528

Cumulative effect of changes in
 accounting principles...........                      (6,305)              5,631                         (674)
Exercise of options,
 including tax benefit...........     279         2                3,241                                 3,243
Issuance of common stock under
 Employee Stock Purchase Plan....      13         1                  247                                   248
Stock-based compensation.........                                  2,661                                 2,661
Purchase of treasury stock.......                                                  (1,555)  (33,274)   (33,274)
Return of shares.................      (4)
Net income.......................                                          39,686                       39,686
                                  -------- -------- ---------- --------- -------- -------- --------- ----------
Balance January 31, 2008.........  24,098       241         -     99,514  241,734  (1,723)  (37,071)   304,418

Exercise of options,
 including tax benefit...........      47         1                  614                                   615
Issuance of common stock under
 Employee Stock Purchase Plan....      22                            237                                   237
Stock-based compensation.........                                  3,188                                 3,188
Net income.......................                                          25,692                       25,692
                                  -------- -------- ---------- --------- -------- -------- --------- ----------
Balance January 31, 2009.........  24,167  $    242 $       -  $ 103,553 $267,426 $(1,723) $(37,071) $ 334,150
                                  ======== ======== ========== ========= ======== ======== ========= ==========

See notes to consolidated financial statements.

                                  Conn's, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Year Ended January 31,
                                                                 ----------------------------------------------
                                                                      2007            2008            2009
                                                                 ---------------  -------------   -------------

Cash flows from operating activities
  Net income .................................................   $      40,311    $    39,686     $    25,692
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation ............................................           12,520         12,441          12,672
    Accretion, net ..........................................             (461)          (758)           (110)
    Provision for bad debts .................................            1,476          1,908           4,273
    Stock-based compensation ................................            1,723          2,661           3,188
    Gains on interests in securitized assets ................          (23,874)       (27,038)        (19,170)
    Decrease in fair value of interests in securitized
     assets .................................................                -          4,805          24,508
    Provision for deferred income taxes .....................           (1,080)          (747)        (12,025)
    Loss (gain) from sale of property and equipment .........             (772)          (943)            117
    Discounts on promotional credit .........................            5,347          7,236           5,806
  Change in operating assets and liabilities:
    Customer accounts receivable ............................           (1,578)          (819)        (99,521)
    Other accounts receivable ...............................           (8,093)        (5,452)         (4,846)
    Interest in securitized assets ..........................           14,621        (26,299)         (8,719)
    Inventory ...............................................          (13,111)         5,603         (14,476)
    Prepaid expenses and other assets .......................             (954)           509          (1,484)
    Accounts payable ........................................           10,108        (22,849)         29,630
    Accrued expenses ........................................           (6,569)         1,577           3,941
    Income taxes payable ....................................           (5,120)          (987)          2,857
    Deferred revenues and allowances ........................            4,380          3,832           4,967
                                                                 ---------------  -------------   -------------
Net cash provided by (used in) operating activities .........           28,874         (5,634)        (42,700)
                                                                 ---------------  -------------   -------------
Cash flows from investing activities
  Purchase of property and equipment ........................          (18,425)       (18,955)        (17,597)
  Proceeds from sales of property ...........................            2,278          8,921             224
                                                                 ---------------  -------------   -------------
Net cash used in investing activities .......................          (16,147)       (10,034)        (17,373)
                                                                 ---------------  -------------   -------------
Cash flows from financing activities
  Net proceeds from stock issued under employee benefit
   plans, including tax benefit .............................            2,407          3,188             802

  Excess tax benefits from stock-based compensation .........              210            303              50
  Purchase of treasury stock ................................           (3,797)       (33,274)              -
  Borrowings under lines of credit ..........................           25,200         40,475         197,156
  Payments on lines of credit ...............................          (25,200)       (40,475)       (134,256)
  Increase in debt issuance costs ...........................                -              -          (2,794)
  Payment of promissory notes ...............................             (153)          (104)           (102)
                                                                 ---------------  -------------   -------------
Net cash provided by (used in) financing activities .........           (1,333)       (29,887)         60,856
                                                                 ---------------  -------------   -------------
Net change in cash ..........................................           11,394        (45,555)            783
Cash and cash equivalents
  Beginning of the year .....................................           45,176         56,570          11,015
                                                                 ---------------  -------------   -------------
  End of the year ...........................................    $      56,570    $    11,015     $    11,798
                                                                 ===============  =============   =============
Supplemental disclosure of cash flow information
  Cash interest paid ........................................    $         366    $       435     $     1,117
  Cash income taxes paid, net of refunds ....................           28,262         22,935          24,950
  Cash interest received from interests in securitized
   assets ...................................................           19,055         23,339          33,931
  Cash proceeds from new securitizations ....................          338,222        378,699         391,082
  Cash flows from servicing fees ............................           20,997         24,288          25,680
Supplemental disclosure of non-cash activity
  Customer receivables exchanged for interests in
   securitized assets .......................................           63,067         63,789          93,860
  Amounts reinvested in interests in securitized assets .....          (61,880)      (108,067)       (111,675)
  Purchases of property and equipment with debt financing ...              215             23               -
  Sales of property and equipment financed by notes
   receivable................................................                -              -           1,400
     See notes to consolidated financial statements.



                                  CONN'S ,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2009

1.    Summary of Significant Accounting Policies

    Principles of Consolidation. The consolidated financial statements include the accounts of Conn's, Inc. and its subsidiaries, limited liability companies and limited partnerships, all of which are wholly-owned (the "Company"). Conn's, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

    The Company enters into securitization transactions to sell eligible retail installment and revolving customer receivables and retains servicing responsibilities and subordinated interests. These securitization transactions are accounted for as sales in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, because the Company has relinquished control of the receivables. Additionally, the Company has transferred the receivables to a qualifying special purpose entity (QSPE). Accordingly, neither the transferred receivables nor the accounts of the QSPE are included in the consolidated financial statements of the Company. The Company's retained interest in the transferred receivables is valued under the requirements of SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, and SFAS No. 157, Fair Value Measurements.

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

       Vendor Programs. The Company receives funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, training and promotional programs which are recorded on the accrual basis, as a reduction of the related product cost or advertising expense, according to the nature of the program. The Company accrues rebates based on the satisfaction of terms of the program and sales of qualifying products even though funds may not be received until the end of a quarter or year. If the programs are related to product purchases, the allowances, credits, or payments are recorded as a reduction of product cost; if the programs are related to product sales, the allowances, credits or payments are recorded as a reduction of cost of goods sold; if the programs are directly related to marketing or promotion of the product, the allowances, credits, or payments are recorded as a reduction of advertising expense in the period in which the expense is incurred. Vendor rebates earned and recorded as a reduction of product cost and cost of goods sold totaled $20.0 million, $29.5 million and $39.8 million for the years ended January 31, 2007, 2008 and 2009, respectively. Over the past three years the Company has received funds from approximately 50 vendors, with the terms of the programs ranging between one month and one year.

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



                                                                          Year Ended January 31,
                                                                   ----------------------------------
                                                                      2007        2008       2009
                                                                   ----------- ---------- -----------
Common stock outstanding, beginning of period ...................     23,571      23,642       22,375
Weighted average common stock issued in stock
  option exercises ..............................................        111         111           29
Weighted average common stock issued to employee
  stock purchase plan ...........................................          5           5            9
Less: Weighted average treasury shares purchased ................        (24)       (565)           -
                                                                   ----------- ---------- -----------
Shares used in computing basic earnings per share ...............     23,663      23,193       22,413
Dilutive effect of stock options, net of assumed repurchase
  of treasury stock .............................................        626         480          164
                                                                   ----------- ---------- -----------
Shares used in computing diluted earnings per share .............     24,289      23,673       22,577
                                                                   =========== ========== ===========


       During the periods presented, options with an exercise price in excess of the average market price of the Company's common stock are excluded from the calculation of the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of options not included in the calculation of the dilutive effect of stock options was 0.2 million, 0.4 million, and 1.2 million for each of the years ended January 31, 2007, 2008, and 2009 respectively.

       Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Credit card deposits in-transit of $1.3 million and $5.3 million, as of January 31, 2008 and 2009, respectively, are included in cash and cash equivalents.

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

        Buildings........................................       30 years

        Equipment and fixtures...........................    3 - 5 years

        Transportation equipment.........................        3 years

        Leasehold improvements...........................   5 - 15 years

       Property and equipment are evaluated for impairment at the retail store level. The Company performs a periodic assessment of assets for impairment. Additionally, an impairment evaluation is performed whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store's performance. For property and equipment to be held and used, the Company recognizes an impairment loss if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. No impairment was recorded in the years ended January 31, 2007, 2008 or 2009.

       All gains and losses on sale of assets are included in Other (income) expense in the consolidated statements of operations.


                                                    Year Ended January 31,

                                            ----------------------------------
(in thousands of dollars)                     2007        2008        2009
------------------------------------        ---------- ----------- -----------
Gain (loss) on sale of assets..........        772         943        (117)

During the year ended January 31, 2007, the Company completed a nonmonetary transaction in an exchange of real estate assets. As required under Accounting Principles Board No. 29, Accounting for Nonmonetary Transactions, a gain of $0.7 million was recorded in Other (income) expense. During the year ended January 31, 2008, the Company completed transactions involving certain real estate assets that qualified for sales-leaseback treatment. As a result, $1.3 million of the gains resulting from the transactions are being deferred and amortized as a reduction of rent expense on a straight-line basis over the minimum lease term.

       Receivable Sales and Interests in Securitized Receivables. The Company enters into securitization transactions to sell eligible customer retail installment and revolving receivable accounts. In these transactions, the Company retains interest-only strips and subordinated securities, all of which are retained interests in the securitized receivables. Securitization income, which includes, gains and losses on sales of receivables, changes in the fair value of interests in securitized assets due to assumption changes, impairment on retained interests, interest income from retained interests and servicing fees, is included in Finance charges and other in the consolidated statement of operations. Gains and losses from the sales of receivables are recorded at the time of the transfer to the QSPE, based on the difference between the fair value and the carrying amount at that time.

       On February 1, 2007, the Company was required to adopt SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. Among other things, this statement established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, the Company had the option to choose to early adopt the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Essentially, the Company had to decide between bifurcation of the embedded derivative and the fair value option in determining how it would account for its Interests in securitized assets. The Company elected to early adopt SFAS No. 159 because it believes it provides a more easily understood presentation for financial statement users. Historically, the Company had valued and reported its interests in securitized assets at fair value, though most changes in the fair value were recorded in Other comprehensive income. The fair value option simplifies the treatment of changes in the fair value of the asset, by reflecting all changes in the fair value of its Interests in securitized assets in current earnings, in Finance charges and other, beginning February 1, 2007. SFAS Nos. 155 and 159 do not allow for retrospective application of these changes in accounting principle and, as such, no adjustments have been made to the amounts disclosed in the financial statements for periods ending prior to February 1, 2007. However, the balance in Other comprehensive income, as of January 31, 2007, of $6.3 million, which represented unrecognized gains on the fair value of the Interests in securitized assets, was included in a cumulative-effect adjustment that was recorded in Retained earnings, effective February 1, 2007. Because of its adoption of SFAS No. 159, effective February 1, 2007, the Company was required to adopt the provisions of SFAS No. 157, Fair Value Measurements. This statement established a framework for measuring fair value and defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

       Prior to February 1, 2007, gain or loss on the sales of the receivables depended in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests, based on their relative fair value at the date of transfer. Retained interests were carried at fair value on the Company's consolidated balance sheet as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Impairment and interest income were recognized in accordance with Emerging Issues Task Force (EITF) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.

       Receivables Not Sold. Certain receivables are not eligible for inclusion in the securitization program are carried on the Company's consolidated balance sheet in Customer accounts receivable. The Company records the amount of principal on those receivables that is expected to be collected within the next twelve months in current assets on its consolidated balance sheet. Those amounts expected to be collected after 12 months are included in non-current assets. Typically, a receivable is considered delinquent if a payment has not been received on the scheduled due date. Generally, an account that is delinquent more than 120 days and for which no payment has been received in the past seven months will be charged-off against the allowance and interest accrued subsequent to the last payment will be reversed. Interest income is accrued using the Rule of 78's method for installment contracts and the simple interest method for revolving charge accounts, and is reflected in Finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and we provide an allowance for uncollectible interest. Interest income is recognized on interest-free promotion credit programs based on the Company's historical experience related to customers that fail to satisfy the requirements of the interest-free programs. The amount of receivables carried on the Company's consolidated balance sheet that were past due 90 days or more and still accruing interest was $1.5 million and $1.9 million at January 31, 2008 and 2009, respectively. The Company has a secured interest in the merchandise financed by these receivables and therefore has the opportunity to recover a portion of the charged-off value. (See also Note 3.)

       Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts for its Customer and Other accounts receivable, based on its historical loss experience.

       Goodwill. Goodwill represents the excess of purchase price over the fair market value of net assets acquired. The Company performs an assessment annually regarding the impairment of goodwill, or at any other time when impairment indicators exist. In fiscal 2007, 2008 and 2009, the Company concluded that goodwill was not impaired based on its annual impairment testing.

       Income Taxes. The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that are expected be in effect when the differences are expected to reverse. As elected under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48), to the extent penalties and interest are incurred, the Company records these charges as a component of its Provision for income taxes. Tax returns for the fiscal years subsequent to January 31, 2006, remain open for examination by the Company's major taxing jurisdictions.

       Sales Taxes. The Company records and reports all sales taxes collected on a net basis in the financial statements.

       Revenue Recognition. Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates or other free products or services and discounts of promotional credit sales that extend beyond one year. The Company sells service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where third parties are the obligor on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. The Company records a receivable for earned but unremitted retrospective commissions and reserves for future cancellations of service maintenance agreements and credit insurance contracts estimated based on historical experience. When the Company sells service maintenance agreements in which it is deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These Company-obligor service maintenance agreements are renewal contracts which provide customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third-party obligor contracts. These agreements typically have terms ranging from 12 months to 36 months. These agreements are separate units of accounting under EITF No. 00-21, Revenue Arrangements with Multiple Deliverables and are valued based on the agreed upon retail selling price. The amounts of service maintenance renewal agreement revenue deferred at January 31, 2008 and 2009, were $4.4 million and $4.5 million, respectively, and are included in Deferred revenue and allowances in the accompanying consolidated balance sheets. Under the renewal contracts, the Company defers and amortizes its direct selling expenses over the contract term and records the cost of the service work performed as products are repaired.

       The following table presents a reconciliation of the beginning and ending balances of the deferred revenue on the Company's service maintenance agreements and the amount of claims paid under those agreements (in thousands):


Reconciliation of deferred revenues on service maintenance
agreements
----------------------------------------------------------            Year Ended January 31,
                                                                   ----------------------------
                                                                       2008            2009
                                                                   -------------   ------------

Balance in deferred revenues at beginning of year ..............   $      3,554    $      4,368
  Revenues earned during the year ..............................         (5,262)         (5,651)
  Revenues deferred on sales of new agreements .................          6,076           5,761
                                                                   ------------    ------------
Balance in deferred revenues at end of year.....................   $      4,368    $      4,478
                                                                   ============    ============

Total claims incurred during the year, excludes selling expenses   $      2,449    $      2,288
                                                                   ============    ============

       The classification of the amounts included as Finance charges and other is summarized as follows (in thousands):


                                                                Year Ended January 31,
                                                      -----------------------------------------
                                                         2007           2008           2009
                                                      -----------    -----------    -----------

Securitization income:
  Servicing fees received .........................   $    20,997    $    24,288    $    25,680
  Gains (Losses) on sale of receivables, net ......        23,874         27,038         19,170
  Change in fair value of securitized assets ......             -         (4,805)       (24,508)
  Impairment recorded on retained interests (1) ...        (1,495)             -              -
  Interest earned on retained interests ...........        19,055         23,339         33,931
                                                      -----------    -----------    -----------
    Total securitization income ...................        62,431         69,860         54,273
Insurance commissions .............................        18,667         21,397         20,191
Interest income and fees ..........................         1,113            929          9,076
Other .............................................         1,509            950          2,161
                                                      -----------    -----------    -----------
    Finance charges and other .....................   $    83,720    $    93,136    $    85,701
                                                      ===========    ===========    ===========

    (1) The impairment charge in the year ended January 31, 2007, was due to higher expected credit losses as a result of the continued impact of the disruption to our credit operations as a result of Hurricane Rita.

       Sales on interest-free promotional credit programs are recognized at the time the customer takes possession of the product, consistent with the above stated policy. Considering the short-term nature of interest free programs for terms less than one year, sales are recorded at full value and are not discounted. Sales financed by longer-term (18-, 24- and 36-month) interest free programs are recorded at their net present value in accordance with APB 21, Interest on Receivables and Payables. The discount to net present value results in a reduction in net sales, which totaled $5.3 million, $7.2 million and $5.8 million for the years ended January 31, 2007, 2008 and 2009, respectively. Eligible receivables arising out of the Company's interest-free programs are transferred to the Company's QSPE, net of the discount, with other qualifying customer receivables. Customer receivables arising out of the interest-free programs that are retained by the Company are carried on the consolidated balance sheet net of the discount, which is amortized into income over the life of the receivable as an adjustment to Finance charges and other.

       The Company classifies amounts billed to customers relating to shipping and handling as revenues. Costs of $21.4 million, $22.0 million and $20.8 million associated with shipping and handling revenues are included in Selling, general and administrative expense for the years ended January 31, 2007, 2008 and 2009, respectively.

       Fair Value of Financial Instruments. The fair value of cash and cash equivalents, receivables retained on our balance sheet, and notes and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of the Company's interests in securitized receivables is determined by estimating the present value of future expected cash flows using management's best estimates of the key assumptions, including credit losses, forward yield curves and discount rates commensurate with the risks involved. See Notes 2 and 3. The carrying value of the Company's long-term debt approximates fair value due to either the time to maturity or the existence of variable interest rates that approximate current market rate.

       Share-Based Compensation. On February 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified retrospective application transition method. Under the modified retrospective application transition method, all prior period financial statements have been adjusted to give effect to the fair-value-based method of accounting for share-based compensation. The adoption of the statement impacted the fiscal 2007 financial statements presented as follows:

       o Income before income taxes and Net income was reduced by $1.7 million and $1.4 million, respectively. Basic earnings per share and Diluted earnings per share were reduced by $.06. Cash flows from operating activities were reduced by and cash flow from financing activities were increased by $0.2 million.

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

       Expense Classifications. The Company records Cost of goods sold as the direct cost of products sold, any related out-bound freight costs, and receiving costs, inspection costs, internal transfer costs, and other costs associated with the operations of its distribution system. Advertising costs are expensed as incurred.

       Advertising expense included in Selling, general and administrative expense for the years ended January 31, 2007, 2008 and 2009, was:


                                                                   Year Ended January 31,
                                                         -----------------------------------------
                                                            2007           2008            2009
                                                         -----------    -----------    -----------
                                                                      (in thousands)
Gross advertising expense ..........................     $    33,680    $    35,647    $    36,289
Less:
Vendor rebates .....................................          (7,188)        (6,591)        (6,440)
                                                         -----------    -----------    -----------
Net advertising expense in
    Selling, general and adminstrative expense .....     $    26,492    $    29,056    $    29,849
                                                         ===========    ===========    ===========


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

       Reclassifications. Certain reclassifications have been made in the prior years' financial statements to conform to the current year's presentation. $3.0 million of customer receivables outstanding at January 31, 2008, have been reclassified to non-current assets on the consolidated balance sheet.

2.    Fair Value of Interests in Securitized Assets

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

    For the fiscal year ended January 31, 2009, Finance charges and other included a non-cash decrease in the fair value our Interests in securitized assets of $24.5 million, reflecting primarily higher risk premiums included in the discount rate input during the quarters ended April 30, 2008, October 31, 2008, and January 31, 2009, resulting from the volatility in the financial markets. During the quarters ended April 30, 2008, October 31, 2008, and January 31, 2009, returns required by market participants on many investments increased significantly as a result of continued volatility in the financial markets. Though the Company does not anticipate any significant variation in the underlying economics or expected cash flow performance of the securitized credit portfolio, it increased the risk premium included in the discount rate input used in the determination of the fair value of its Interests in securitized assets to reflect the higher estimated risk premium it believes a market participant would require if purchasing the asset. Based on a review of the changes in market risk premiums during the three months ended April 30, 2008, and discussions with its investment bankers and financial advisors, the Company estimated that a market participant would require approximately a 300 basis point increase in the required risk premium. After its review for the three months ended October 31, 2008, the Company estimated that a market participant would require an additional 700 basis point increase in the required risk premium. After its review for the three months ended January 31, 2009, the Company estimated that a market participant would require an increase in the required risk premium of approximately 500 basis points. As a result, the Company increased the weighted average discount rate input from 16.5% at January 31, 2008, to 30.0% at January 31, 2009, after reflecting a 160 basis point decrease in the risk-free interest rate included in the discount rate input. Additionally, during the three months ended October 31, 2008, as a result of the impact of general economic conditions on other consumer credit portfolios and the impact of Hurricanes Gustav and Ike on its expected net charge-off rate, the Company increased the weighted average net charge-off rate input that it expects a market participant would use from 3.25% to 4.00%. These changes, along with other input changes, contributed to the decrease in fair value for fiscal year ended January 31, 2009 (see reconciliation of the balance of Interests in securitized assets below). The changes in fair value resulted in a charge to Income (loss) before income taxes of $24.5 million, a charge to net income of $15.9 million, and reduced basic and diluted earnings per share by $0.70, for the fiscal year ended January 31, 2009, respectively.

The increase in the discount rate has the effect of deferring income to future periods - not permanently reducing securitization income or the earnings of the Company, assuming no significant variation in the future cash flow performance of the securitized credit portfolio. The deferred earnings will be recognized in future periods as interest income on the Interests in securitized assets as the actual cash flows on the receivables are realized. If a market participant were to require a return on investment that is 10% higher than estimated in the Company's calculation, the fair value of its interests in securitized assets would be decreased by an additional $4.4 million as of January 31, 2009. The Company will continue to monitor financial market conditions and, each quarter, as it reassesses the inputs used may adjust its inputs up or down, including the risk premiums a market participant will use. As the financial markets and general economic conditions have continued to experience a high-level of volatility, the Company will likely be required to record additional non-cash gains and losses in future periods, until such time as financial market and general economic conditions stabilize.

    The following are reconciliations of the beginning and ending balances of the Interests in securitized assets and the beginning and ending balances of the servicing liability for the fiscal years ended January 31, 2008 and 2009 (in thousands):


Reconciliation of Interests in Securitized Assets:                                                  2008              2009
--------------------------------------------------                                              -------------    --------------

 Balance of Interests in securitized assets at beginning of year ............................   $    136,848     $     178,150

 Amounts recorded in Finance charges and other:
      Gains (losses) associated with change in portfolio balances ...........................          1,130              (473)
                                                                                                -------------    --------------
      Changes in fair value due to assumption changes:
         Fair value increase (decrease) due to change in portfolio yield ....................            585            (1,998)
         Fair value increase due to changes in projected interest rates .....................          2,969             2,770
         Fair value decrease due to changes in funding mix ..................................         (4,195)             (555)
         Fair value decrease due to changes in weighted loss rate ...........................         (1,233)           (4,018)
         Fair value increase due to changes in risk-free interest rate
            component of the discount rate ..................................................          5,117             2,675
         Fair value decrease due to higher risk premium included in discount rate ...........         (8,512)          (24,993)
         Other changes ......................................................................           (521)            2,045
                                                                                                -------------    --------------
      Net change in fair value due to assumption changes ....................................         (5,790)          (24,074)
                                                                                                -------------    --------------
      Net Losses included in Finance charges and other (a) ..................................         (4,660)          (24,547)
 Change in balance of subordinated security and equity interest due to
   transfers of receivables .................................................................         45,962            22,940

                                                                                                -------------    --------------
 Balance of Interests in securitized assets at end of year ..................................   $    178,150     $     176,543
                                                                                                =============    ==============

Reconciliation of Servicing Liability:
--------------------------------------

 Balance of servicing liability at beginning of year ........................................   $      1,052     $       1,197

 Amounts recorded in Finance charges and other:
      Increase (decrease) associated with change in portfolio balances ......................            147                (1)
      Decrease due to higher discount rate ..................................................            (13)              (92)
      Other changes .........................................................................             11                54
                                                                                                -------------    --------------
      Net change included in Finance charges and other (b) ..................................            145               (39)

 Balance of servicing liability at end of year ..............................................   $      1,197     $       1,157
                                                                                                =============    ==============

Net decrease in fair value included
     in Finance charges and other (a) - (b) .................................................   $     (4,805)    $     (24,508)
                                                                                                =============    ==============


3.    Interests in Securitized Receivables

       The Company has an agreement to sell customer receivables. As part of this agreement, the Company sells eligible retail installment contracts and revolving receivable accounts to a QSPE that pledges the transferred accounts to a trustee for the benefit of investors. The following table summarizes the availability of funding under the Company's securitization program at January 31, 2009 (in thousands):

                                          Capacity      Utilized      Available
                                         -----------   -----------   -----------


2002 Series A ........................   $   300,000   $   292,500   $     7,500
2006 Series A - Class A ..............        90,000        90,000             -
2006 Series A - Class B ..............        43,333        43,333             -
2006 Series A - Class C ..............        16,667        16,667             -
                                         -----------   -----------   -----------
Total ................................   $   450,000   $   442,500   $     7,500
                                         ===========   ===========   ===========

       The 2002 Series A program functions as a credit facility to fund the initial transfer of eligible receivables. When the facility approaches a predetermined amount, the QSPE (Issuer) is required to seek financing to pay down the outstanding balance in the 2002 Series A variable funding note. The amount paid down on the facility then becomes available to fund the transfer of new receivables or to meet required principal payments on other series as they become due. The new financing could be in the form of additional notes, bonds or other instruments as the market and transaction documents might allow. The 2002 Series A program, which was decreased from $450 million to $300 million during the year ended January 31, 2009, is divided into two tranches: a $100 million 364-day tranche that matures in August 2009, and a $200 million tranche that is renewable annually, at our option, until September 2012. The 2006 Series A program, which was consummated in August 2006, is non-amortizing for the first four years and officially matures in April 2017. However, it is expected that the principal payments, which begin in September 2010, will retire the bonds prior to that date.

       The agreement contains certain covenants requiring the maintenance of various financial ratios and receivables performance standards. The Issuer was in compliance with the requirements of the agreement as of January 31, 2009, and, based on current facts and circumstances, expects to be in compliance through fiscal 2010. As part of the securitization program, the Company and Issuer arranged for the issuance of a stand-by letter of credit in the amount of $20.0 million to provide assurance to the trustee on behalf of the bondholders that funds collected monthly by the Company, as servicer, will be remitted as required under the base indenture and other related documents. The letter of credit expires in August 2011, and the maximum potential amount of future payments is the face amount of the letter of credit. The letter of credit is callable, at the option of the trustee, if the Company, as servicer, fails to make the required monthly payments of the cash collected to the trustee.

       Through its retail sales activities, the Company generates customer retail installment contracts and revolving receivable accounts. The Company enters into securitization transactions to sell eligible accounts to the QSPE. In these securitizations, the Company retains servicing responsibilities and subordinated interests. The Company receives annual servicing fees and other benefits approximating 3.9% of the outstanding balance and rights to future cash flows arising after the investors in the securities issued by or on behalf of the QSPE have received from the trustee all contractually required principal and interest amounts. The Company records a servicing liability related to the servicing obligations (See Note 2). The investors and the securitization trustee have no recourse to the Company's other assets for failure of the individual customers of the Company and the QSPE to pay when due. The Company's retained interests are subordinate to the investors' interests, and would not be paid if the Issuer is unable to repay the amounts due under the 2002 Series A and 2006 Series A programs. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

       The fair values of the Company's interest in securitized assets were as follows (in thousands):

                                                                 January 31,
                                                             -------------------
                                                               2008       2009
                                                             --------   --------
Interest-only strip ....................................     $ 31,866   $ 31,958
Subordinated securities ................................      146,284    144,585
                                                             --------   --------
Total fair value of interests in securitized assets ....     $178,150   $176,543
                                                             ========   ========


       The table below summarizes valuation assumptions used for each period ending January 31 presented:

                                                       2007      2008      2009
                                                      ------    ------    ------
Net interest spread
      Primary installment......................       12.6%     13.5%     14.5%
      Primary revolving........................       12.6%     13.5%     14.5%
      Secondary installment....................       14.2%     14.0%     14.1%
Expected losses
      Primary installment......................        3.0%      3.3%      3.4%
      Primary revolving........................        3.0%      3.3%      3.4%
      Secondary installment....................        3.0%      3.3%      5.5%
Projected expense
      Primary installment......................        4.1%      4.1%      3.9%
      Primary revolving........................        4.1%      4.1%      3.9%
      Secondary installment....................        4.1%      4.1%      3.9%
Discount rates
      Primary installment......................       13.6%     15.6%     29.2%
      Primary revolving........................       13.6%     15.6%     29.2%
      Secondary installment....................       17.6%     19.6%     33.2%

       At January 31, 2009, key economic assumptions and the sensitivity of the current fair value of the interests in securitized assets to immediate 10% and 20% adverse changes in those assumptions are as follows (dollars in thousands):


                                                              Primary            Primary            Secondary
                                                              Portfolio          Portfolio           Portfolio
                                                             Installment         Revolving          Installment
                                                           ---------------    ----------------    ----------------
Fair value of interest in securitized assets ..........     $    130,292      $       10,580      $        35,671

Expected weighted average life ........................       1.2 years          1.1 years           1.7 years

Net interest spread assumption ........................             14.5%               14.5%                14.1%
    Impact on fair value of 10% adverse change ........     $      4,554      $          370      $         1,631
    Impact on fair value of 20% adverse change ........     $      8,976      $          729      $         3,206
Expected losses assumptions ...........................              3.4%                3.4%                 5.5%
    Impact on fair value of 10% adverse change ........     $      1,092      $           89      $           641
    Impact on fair value of 20% adverse change ........     $      2,175      $          177      $         1,271
Projected expense assumption ..........................              3.9%                3.9%                 3.9%
    Impact on fair value of 10% adverse change ........     $      1,237      $          100      $           479
    Impact on fair value of 20% adverse change ........     $      2,474      $          201      $           959
Discount rate assumption ..............................             29.2%               29.2%                33.2%
    Impact on fair value of 10% adverse change ........     $      3,041      $          247      $         1,136
    Impact on fair value of 20% adverse change ........     $      5,936      $          482      $         2,206


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

       The following illustration presents quantitative information about the receivables portfolios managed by the Company (in thousands):


                                                        Total Principal Amount of                Principal Amount Over
                                                              Receivables                         60 Days Past Due (1)
                                                              January 31,                              January 31,
                                                   ----------------------------------      ----------------------------------
                                                        2008                2009                2008                2009
                                                   --------------      --------------      --------------      --------------
 Primary portfolio:
        Installment ..........................     $     463,257       $     551,838       $       29,997      $       33,126
        Revolving ............................            48,329              38,084                1,561               2,027
                                                   --------------      --------------      --------------      --------------
 Subtotal ....................................           511,586             589,922               31,558              35,153
 Secondary portfolio:
        Installment ..........................           143,281             163,591               18,220              19,988
                                                   --------------      --------------      --------------      --------------
 Total receivables managed ...................           654,867             753,513               49,778              55,141
 Less receivables sold .......................           645,862             645,715               47,778              52,214
                                                   --------------      --------------      --------------      --------------
 Receivables not sold ........................             9,005             107,798       $        2,000      $        2,927
                                                                                           ==============      ==============
Allowance for uncollectible accounts .........              (882)             (3,913)
Allowances for promotional credit programs ...                 -              (1,588)
   Current portion of customer accounts
      receivable, net ........................             5,133              61,125
                                                   --------------      --------------
   Non-current customer accounts
      receivable, net ........................     $       2,990       $      41,172
                                                   ==============      ==============




                                              Average Balances                      Credit Charge-offs
                                                 January 31,                          January 31, (2)
                                      ----------------------------------     ----------------------------------
                                            2008               2009                2008               2009
                                      ---------------    ---------------     ---------------    ---------------
 Primary portfolio:
        Installment ...............    $      414,558     $      495,489
        Revolving .................            50,871             43,184
                                      ---------------    ---------------
 Subtotal .........................           465,429            538,673      $       12,429     $       15,071
 Secondary portfolio:
        Installment ...............           141,202            157,529               4,989              7,291
                                      ---------------    ---------------     ---------------    ---------------
 Total receivables managed ........           606,631            696,202              17,418             22,362
 Less receivables sold ............           597,286            651,420              16,492             21,573
                                      ---------------    ---------------     ---------------    ---------------
 Receivables not sold .............    $        9,345     $       44,782      $          926     $          789
                                      ===============    ===============     ===============    ===============



(1) Amounts are based on end of period balances.
(2) Amounts represent total credit charge-offs, net of recoveries, on total receivables.

4.    Debt and Letters of Credit

       On August 14, 2008, the Company entered into a $210 million asset-based revolving credit facility that provides funding based on a borrowing base calculation that includes accounts receivable and inventory. The facility matures in August 2011 and bears interest at LIBOR plus a spread ranging from 225 basis points to 275 basis points, based on a fixed charge coverage ratio. In addition to the fixed charge coverage ratio, the revolving credit facility includes a leverage ratio requirement, a minimum receivables cash recovery percentage requirement, a net capital expenditures limit and combined portfolio performance covenants. The Company was in compliance with the requirements of the agreement as of January 31, 2009, and, based on current facts and circumstances, expects to be in compliance through fiscal 2010. Additionally, the revolving credit facility restricts the amount of dividends the Company can pay. The revolving facility is secured by the assets of the Company not otherwise encumbered.

       [Long-term debt consists of the following (in thousands, except repayment explanations):


                                                                                                          January 31,
                                                                                             ------------------------------------
                                                                                                   2008                2009
                                                                                             ----------------    ----------------
Revolving credit facility for $210 million maturing in August 2011 .......................    $            -      $       62,900
Unsecured revolving line of credit for $10 million maturing in September 2009 ............                 -                   -
Promissory notes, due in monthly installments ............................................               119                  17
                                                                                             ----------------    ----------------
Total long-term debt .....................................................................               119              62,917
Less amounts due within one year .........................................................              (102)                 (5)
                                                                                             ----------------    ----------------
Amounts classified as long-term ..........................................................    $           17      $       62,912
                                                                                             ================     ===============


       The Company's revolving credit facility provides it the ability to utilize letters of credit to secure its obligations as the servicer under its QSPE's asset-backed securitization program, deductibles under the Company's property and casualty insurance programs and international product purchases, among other acceptable uses. At January 31, 2009, the Company had outstanding letters of credit of $21.7 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $21.7 million as of January 31, 2009. As of January 31, 2009, the Company had approximately $31.3 million under its revolving credit facility, net of standby letters of credit issued, and $10.0 million under its unsecured bank line of credit immediately available for general corporate purposes.

       Interest expense incurred on notes payable and long-term debt totaled $0.4, $0.5 and $1.4 million for the years ended January 31, 2007, 2008 and 2009, respectively. The Company capitalized borrowing costs of $0.3 million, $0.3 million and $0.2 million during the years ended January 31, 2007, 2008 and 2009, respectively. Aggregate maturities of long-term debt as of January 31 in the year indicated are as follows (in thousands):

             2010 ............................. $     5
             2011 .............................       5
             2012 .............................  62,905
             2013 .............................       2
                                                -------
             Total ............................ $62,917
                                                =======

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

       The deferred tax assets and liabilities are summarized as follows (in thousands):


                                                                        January 31,
                                                             --------------------------------
                                                                 2008               2009
                                                             -------------      -------------
Deferred Tax Assets
Allowance for doubtful accounts and warranty and
  insurance cancellations ...............................     $       314        $     2,111
Interest in securitized assets ..........................               -              7,352
Deferred revenue ........................................           2,558              2,059
Stock-based compensation ................................           1,033              1,654
Property and equipment ..................................             151              1,153
Inventories .............................................           1,327                802
Accrued vacation and other ..............................           1,501              2,885
                                                             -------------      -------------
Total deferred tax assets ...............................           6,884             17,725
Deferred Tax Liabilities
Sales tax receivable ....................................          (1,026)              (395)
Interest in securitized assets ..........................          (1,430)                 -
Goodwill ................................................          (1,372)            (1,598)
Other ...................................................            (568)              (634)
                                                             -------------      -------------
Total deferred tax liabilities ..........................          (4,396)            (2,627)
                                                             -------------      -------------
Net Deferred Tax Asset ..................................     $     2,488        $    15,098
                                                             =============      =============


       Income taxes were impacted during the years ended January 31, 2007 and 2008, by the replacement of the existing franchise tax in Texas with a taxed based on margin. Taxable margin is generally defined as total federal tax revenues minus the greater of (a) cost of goods sold or (b) compensation. The tax rate to be paid by retailer and wholesalers is 0.5% on taxable margin. During June 2007, the Company completed a reorganization to simplify its legal entity structure, by merging certain of its Texas limited partnerships into their corporate partners. The reorganization also resulted in the one-time elimination of the Texas margin tax owed by those partnerships, representing virtually all of the margin tax owed by the Company. Accordingly, the Company reversed approximately $0.9 million of accrued Texas margin tax as of June 2007, net of federal tax. The Company began accruing the margin tax for the entities that acquired the operations through the mergers in July 2007. Additionally, the acceleration of certain allowance for doubtful accounts deductions resulted in a decrease in current tax expense and an increase in deferred tax expense of $1.9 million in fiscal year 2007. During fiscal year 2008, the Company changed its method of accounting for fixed assets in its tax returns. The change resulted in a decrease in current tax expense and an increase in deferred tax expense of approximately $2.7 million. Additionally, the Company changed its method of accounting for lease expense in its tax returns, which resulted in an increase in current tax expense and a decrease in deferred tax expense of approximately $1.4 million. During fiscal year 2009, as a result of the non-cash fair value adjustments that decreased the Company's Interests in securitized assets, it recorded an increase in current tax expense and a decrease in deferred tax expense of $8.7 million.

       The   significant   components  of  income  taxes  were  as  follows  (in
thousands):

                                                 Year Ended January 31,
                                         --------------------------------------
                                           2007           2008           2009
                                         --------       --------       --------

Current:
   Federal ........................      $ 22,439       $ 22,264       $ 26,081
   State ..........................           916             (8)         1,777
                                         --------       --------       --------
Total current .....................        23,355         22,256         27,858
Deferred:
   Federal ........................        (1,013)          (728)       (11,825)
   State ..........................           (67)           (19)          (200)
                                         --------       --------       --------
Total deferred ....................        (1,080)          (747)       (12,025)
                                         --------       --------       --------
Total tax provision.. .............      $ 22,275       $ 21,509       $ 15,833
                                         ========       ========       ========

       A reconciliation of the statutory tax rate and the effective tax rate for each of the periods presented in the statements of operations is as follows:

                                                          Year Ended January 31,
                                                         -----------------------
                                                          2007     2008    2009
                                                         ------   ------   ----

U.S. Federal statutory rate ...........................    35.0%   35.0%   35.0%
State and local income taxes, net of federal benefit ..     1.0     0.0     2.5
Non-deductible entertainment,
  non-deductible stock-based compensation,
  tax-free interest income and other ..................    (0.4)    0.1     0.6
                                                         ------   ------   ----
Effective tax rate ....................................    35.6%   35.1%   38.1%
                                                         ======   ======   ====

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

       The following is a schedule of future minimum base rental payments required under the operating leases that have initial non-cancelable lease terms in excess of one year (in thousands):

                                        Third          Related
Year Ended January 31,                  Party           Party            Total
-----------------------------         --------         --------         --------

2010 ........................         $ 23,558         $    207         $ 23,765
2011 ........................           22,780              207           22,987
2012 ........................           21,576                            21,576
2013 ........................           19,664                -           19,664
2014 ........................           17,936                -           17,936
Thereafter ..................           68,809                -           68,809
                                      --------         --------         --------
Total .......................         $174,323         $    414         $174,737
                                      ========         ========         ========

       Total lease expense was approximately $17.3 million, $19.3 million and $22.6 million for the years ended January 31, 2007, 2008 and 2009, respectively, including approximately $0.2 million, $0.2 million and $0.2 million paid to related parties, respectively.

       Certain of our leases are subject to scheduled minimum rent increases or escalation provisions, the cost of which is recognized on a straight-line basis over the minimum lease term. Tenant improvement allowances, when granted by the lessor, are deferred and amortized as contra-lease expense over the term of the lease.

7.    Share-Based Compensation

       The Company has an Incentive Stock Option Plan and a Non-Employee Director Stock Option Plan to provide for grants of stock options to various officers, employees and directors, as applicable, at prices equal to the market value on the date of the grant. The options vest over one to five year periods (depending on the grant) and expire ten years after the date of grant. At the Company's annual meeting on May 31, 2006, amendments to the stock option plans were approved, which increased the shares available under the Incentive Stock Option Plan to 3,859,767 and increased the shares available under the Non-Employee Director Stock Option Plan to 600,000. On June 3, 2008, the Company issued seven non-employee directors 70,000 total options to acquire the Company's stock at $16.93 per share. At January 31, 2009, the Company had 190,000 options available for grant under the Non-Employee Director Stock Option Plan.

       The Company's Employee Stock Purchase Plan is available to a majority of the employees of the Company and its subsidiaries, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the years ended January 31, 2007, 2008 and 2009, the Company issued 11,720, 13,316 and 21,774 shares of common stock, respectively, to employees participating in the plan, leaving 1,201,115 shares remaining reserved for future issuance under the plan as of January 31, 2009.

       A summary of the Company's Incentive Stock Option Plan activity during the year ended January 31, 2009 is presented below (shares in thousands):

                                                             Weighted
                                                 Weighted    Average
                                                 Average     Remaining       Aggregate
                                                 Exercise    Contractual     Intrinsic
                                     Shares       Price     Life (in years)    Value
                                     --------   ----------  --------------  -----------
Outstanding, beginning of year .....   1,700    $   19.25
Granted ............................     466         6.48
Exercised ..........................     (28)      (10.32)
Forfeited ..........................    (154)      (23.75)
                                     -------
Outstanding, end of year ...........   1,984    $   16.02         6.9      $3.8 million
                                     =======
Exercisable, end of year ...........   1,058    $   17.24         5.1      $1.1 million
                                     =======

       During the years ended January 31, 2007, 2008 and 2009, the Company recognized total compensation cost for share-based compensation of approximately $1.7 million, $2.7 million and $3.2 million, respectively, and recognized tax benefits related to that compensation cost of approximately $0.3 million, $0.5 million, and $0.7 million, respectively.

       The assumptions used in stock pricing model and valuation information for the years ended January 31, 2007, 2008 and 2009 are as follows:

                                                                                   Year Ended January 31,
                                                                    ---------------------------------------------------
                                                                        2007               2008                2009
                                                                        ----               ----                ----
Weighted average risk free interest rate.........................         4.4%               3.6%                2.5%
Weighted average expected lives in years ........................         6.4                6.4                 6.4
Weighted average volatility......................................        50.0%              45.0%               50.0%
Expected dividends...............................................           -                  -                   -
Weighted average grant date fair value of options granted
     during the period...........................................     $ 12.39             $ 9.94              $ 3.33
Weighted average fair value of options vested during the
     period (1)..................................................     $  6.88             $ 8.17              $ 9.13
Total fair value of options vesting during the period (1)........   $1.4 million       $2.3 million        $2.4 million
Intrinsic value of options exercised during the period...........   $3.9 million       $3.1 million        $0.2 million

(1) Does not include pre-IPO options that were valued using the minimum value option-pricing method.

       As provided by Staff Accounting Bulletin No. 107, and amended by Staff Accounting Bulletin No. 110, which provides guidance relating to share-based compensation accounting, the Company has used a shortcut method to compute the weighted average expected life for the stock options granted in the years ended January 31, 2008 and 2009. The shortcut method is an average based on the vesting period and the contractual term. The Company uses the shortcut method due to the lack of adequate historical experience or other comparable information. The weighted average volatility for the year ended January 31, 2008 was calculated using the average historical volatility of the Company's peer group and weighted average volatility for the year ended January 31, 2009 was calculated using the Company's historical volatility. As of January 31, 2009, the total compensation cost related to non-vested awards not yet recognized totaled $6.6 million and is expected to be recognized over a weighted average period of 3.3 years.

8.    Significant Vendors

       As shown in the table below, a significant portion of the Company's merchandise purchases for years ended January 31, 2007, 2008 and 2009 were made from six vendors:

                                             Year Ended January 31,
                                 -----------------------------------------------
Vendor                                2007             2008            2009
-------------------------------- ---------------  ---------------  -------------

A ..............................       12.7 %          13.0 %          19.3 %
B ..............................       12.1            13.1            11.5
C ..............................        7.1             7.5             9.9
D ..............................        5.3             5.9             9.6
E ..............................       12.9             9.1             6.6
F ..............................        7.1             5.8             6.4
                                 ---------------  ---------------  -------------
Totals .........................       57.2 %          54.4 %          63.3 %
                                 ===============  ===============  =============

9.     Related Party Transactions

       The Company leases one of its stores from its Chief Executive Officer and Chairman of the Board, under the terms of a lease it entered prior to becoming a publicly held company.

       The Company  engaged the  services of Direct  Marketing  Solutions,  Inc.
(DMS), for a substantial portion of its direct mail advertising. DMS, Inc. is partially owned (less than 50%) by SF Holding Corp., members of the Stephens family, Jon E. M. Jacoby, and Douglas H. Martin. SF Holding Corp. and the members of the Stephens family are significant shareholders of the Company, and Messrs. Jacoby and Martin are members of the Company's Board of Directors. The fees the Company paid to DMS during the fiscal years ended 2007, 2008 and 2009, amounted to approximately $3.6 million, $2.5 million and $4.0 million, respectively.

       The Company engaged the services of Stephens Inc. to act as its broker under its former stock repurchase program. Stephens Inc. is a shareholder of the Company, and Doug Martin, an Executive Vice President of Stephens Inc., is a member of the Company's Board of Directors. During the years ended January 31, 2007 and 2008, the Company incurred fees payable to Stephens Inc. of $5,040 and $46,644, respectively, related to the purchase of 168,000 and 1,555,205 shares, respectively, of its common stock. There were no shares purchased in fiscal year 2009. Based on a review of competitive bids received from various broker candidates, the Company believes the terms of this arrangement are no less favorable than it could have obtained in an arms' length transaction.

10.    Benefit Plans

       The Company has established a defined contribution 401(k) plan for eligible employees who are at least 21 years old and have completed at least one-year of service. Employees may contribute up to 20% of their eligible pretax compensation to the plan. The Company will match 100% of the first 3% of the employees' contributions and 50% of the next 2% of the employees' contributions. At its option, the Company may make supplemental contributions to the Plan, but has not made such contributions in the past three years. The matching contributions made by the Company totaled $1.8, $2.1 and $1.8 million during the years ended January 31, 2007, 2008 and 2009, respectively.

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

       Insurance. Because of its inventory, vehicle fleet and general operations, the Company has purchased insurance covering a broad variety of potential risks. The Company purchases insurance polices covering general liability, workers compensation, real property, inventory and employment practices liability, among others. Additionally, the Company has umbrella policies with an aggregate limit of $50.0 million. The Company has retained a portion of the risk under these policies and its group health insurance program. See additional discussion under Note 1. The Company has a $1.7 million letter of credit outstanding supporting its obligations under the property and casualty portion of its insurance program.

       Service Maintenance Agreement Obligations. The Company sells service maintenance agreements under which it is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sales and recorded in revenues in the statement of operations over the life of the agreements. The amounts deferred are reflected on the face of the consolidated balance sheet in Deferred revenues and allowances, see also Note 1 for additional discussion.

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

       Management's Report on Internal Control over Financial Reporting

       Please refer to Management's Report on Internal Control over Financial Reporting under Item 8 of this report.

       Changes in Internal Controls Over Financial Reporting

       There have been no changes in our internal controls over financial reporting that occurred in the quarter ended January 31, 2009, which have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION

       Adoption of Bonus Program and Other Compensation Changes

       On March 24, 2009, the Compensation Committee of our Board of Directors adopted a cash bonus program for our 2010 fiscal year. Our named executive officers, as well as certain other executive officers and certain employees, are eligible to participate in the 2010 bonus program. Below is a description of the 2010 bonus program, as adopted by our Compensation Committee.

       The purpose of the 2010 bonus program is to promote the interests of the Company and its stockholders by providing key employees with financial rewards upon achievement of specified business objectives, as well as help us attract and retain key employees by providing attractive compensation opportunities linked to performance results.

       The Compensation Committee established four bonus levels for its 2010 bonus program: Level 1, Level 2, Level 3 and Level 4. Each of the levels represent the attainment by us of certain operating pre-tax profit targets established by the Compensation Committee (each, a "Profit Goal"). If we do not achieve the Level 1 Profit Goal, each named executive officer, other executive officer or employee awarded a bonus pursuant to the 2010 bonus program will receive a prorata portion of the Level 1 Profit Goal, determined by the actual pre-tax profit as a percentage of the Level 1 Profit Level.

       The bonuses that may become distributable based upon our achievement of the Level 1 through Level 4 Profit Goals will be distributed by our Chief Executive Officer with approval from the Compensation Committee.

       Our named executive officers, including our Chief Executive Officer, certain other executive officers and certain employees will receive a bonus under the 2010 bonus program that varies based upon our achievement of the Level 1 through Level 4 Profit Goals. The Level 1 bonus amount for each Participant was established based upon the Compensation Committee's independent evaluation of his or her relative effect on the Company's performance. The Level 2 bonus is generally 30.8% greater than the Level 1 bonus, the Level 3 bonus is 64.1% greater than the Level 1 bonus, and the Level 4 bonus is 100% greater than the Level 1 bonus.

       In addition, we established a contingency bonus pool under the 2010 bonus program that varies based upon our achievement of the Level 1 through Level 4 Profit Goals and additional funds which may accrue for exceptional performance beyond the Level 4 Profit Goal. The contingency bonus pool will be distributed at the discretion of our Chairman and Chief Executive Officer with prior approval from the Compensation Committee.

       Payment of bonuses (if any) is normally made in February after the end of the performance period during which the bonuses were earned. Except for certain executive officers who have executive employment agreements, in order to be eligible for a bonus under the 2010 bonus program, eligible participants must be employed through the end of fiscal year ending January 31, 2010. Those executive officers who have executive employment agreements with us are entitled to, under certain situations, a prorata bonus if they resign or are terminated prior to the completion of the fiscal year ended January 31, 2010.

       Bonuses normally will be paid in cash in a single lump sum, subject to payroll taxes and tax withholdings.

    Restoration of Salary and Bonus Opportunities of Executive Vice Chairman

         William C. Nylin, Jr. will continue to serve the Company as its Executive Vice Chairman of the Board, and continues to report to Thomas J. Frank, our Chief Executive Officer and Chairman. However, due to Dr. Nylin's continuation of his commitment to the Company and its needs, the board of directors elected to restore his salary to that of a full time officer of the Company. Dr. Nylin will continue to be responsible for the Information Technology and Risk Management functions of the Company.

                                    PART III

       The information required by Items 10 through 14 is included in our definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

CROSS REFERENCE TO ITEMS 10-14 LOCATED IN THE PROXY STATEMENT

                                              Caption in the Conn's, Inc.
                   Item                           2009 Proxy Statement
             ------------------------      -------------------------------------

ITEM 10.     DIRECTORS, EXECUTIVE          BOARD OF DIRECTORS; EXECUTIVE
             OFFICERS AND CORPORATE        OFFICERS; CORPORATE GOVERNANCE
             GOVERNANCE

ITEM 11.     EXECUTIVE COMPENSATION        EXECUTIVE COMPENSATION

ITEM 12.     SECURITY OWNERSHIP OF         STOCK OWNERSHIP OF DIRECTORS,
             CERTAIN BENEFICIAL OWNERS     EXECUTIVE OFFICERS AND PRINCIPAL
             AND MANAGEMENT                STOCKHOLDERS

ITEM 13.     CERTAIN RELATIONSHIPS AND     CERTAIN RELATIONSHIPS AND RELATED
             RELATED TRANSACTIONS AND      TRANSACTIONS
             DIRECTOR INDEPENDENCE

ITEM 14.     PRINCIPAL ACCOUNTANT FEES     INDEPENDENT PUBLIC ACCOUNTANTS
             AND SERVICES

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

       (a) The following documents are filed as a part of this report:

              (1) The financial statements listed in response to Item 8 of this report are as follows:

                     Consolidated Balance Sheets as of January 31, 2008 and 2009

                     Consolidated Statements of Operations for the Years Ended January 31, 2007, 2008 and 2009

                     Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 2007, 2008 and 2009

                     Consolidated Statements of Cash Flows for the Years Ended January 31, 2007, 2008 and 2009

                     Notes to Consolidated Financial Statements

              (2) Financial Statement Schedule: Schedule II -- Valuation and Qualifying Accounts. The financial statement schedule and the related Report of Independent Registered Public Accounting Firm should be read in conjunction with the consolidated financial statements filed as a part of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

                                        CONN'S, INC.
                                        (Registrant)

                                        /s/ Thomas J. Frank, Sr.,
                                        -------------------------------
Date:  March 26, 2009                   Thomas J. Frank, Sr.
                                        Chairman of the Board and Chief
                                        Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                          Title                       Date
       ---------                          -----                       ----

 /s/ Thomas J. Frank, Sr.         Chairman of the Board and
-------------------------------   Chief Executive Officer
 Thomas J. Frank, Sr.             (Principal Executive Officer)   March 26, 2009


 /s/ Michael J. Poppe             Chief Financial Officer
-------------------------------   (Principal Financial and
 Michael J. Poppe                 Accounting Officer)             March 26, 2009


 /s/ Marvin D. Brailsford
-------------------------------
 Marvin D. Brailsford             Director                        March 26, 2009


 /s/ Timothy L. Frank
-------------------------------
 Timothy L. Frank                 Director                        March 26, 2009


 /s/ Jon E. M. Jacoby
-------------------------------
 Jon E. M. Jacoby                 Director                        March 26, 2009


 /s/ Bob L. Martin
-------------------------------
 Bob L. Martin                    Director                        March 26, 2009


 /s/ Douglas H. Martin
-------------------------------
 Douglas H. Martin                Director                        March 26, 2009


 /s/ Dr. William C. Nylin, Jr.
-------------------------------
 Dr. William C. Nylin, Jr.        Executive Vice Chairman         March 26, 2009


 /s/ Scott L. Thompson
-------------------------------
 Scott L. Thompson                Director                        March 26, 2009


 /s/ William T. Trawick
-------------------------------
 William T. Trawick               Director                        March 26, 2009


 /s/ Theodore M. Wright
-------------------------------
 Theodore M. Wright               Director                        March 26, 2009

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

12.1 Statement of computation of Ratio of Earnings to Fixed Charge (filed herewith)

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

99.3 Subcertification by President - Retail Division in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.4 Subcertification by President - Credit Division in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.5 Subcertification by Treasurer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

99.6 Subcertification by Secretary in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

99.7 Subcertification of Executive Vice-Chairman of the Board, Chief Operating Officer, President - Retail Division, President - Credit Division, Treasurer and Secretary in support of Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer) (furnished herewith).


   t     Management contract or compensatory plan or arrangement.

                  Schedule II-Valuation and Qualifying Accounts
                                  Conn's, Inc.

-----------------------------------------------------------------------------------------------------------------------------------
                          Col A                       Col B                    Col C                    Col D             Col E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             Additions
-----------------------------------------------------------------------------------------------------------------------------------
                       Description                  Balance at         Charged         Charged        Deductions-       Balance at
                                                    Beginning          to Costs        to Other        Describe(1)        End of
                                                    of Period        and Expenses      Accounts-                          Period
                                                                                       Describe
-----------------------------------------------------------------------------------------------------------------------------------
Year ended January 31, 2007
Reserves and allowances from asset accounts:
Allowance for doubtful accounts                         $ 914           1,476                -             (1,569)           $ 821

Year ended January 31, 2008
Reserves and allowances from asset accounts:
Allowance for doubtful accounts                         $ 821           1,908                -             (1,769)           $ 960

Year ended January 31, 2009
Reserves and allowances from asset accounts:
Allowance for doubtful accounts                         $ 960           4,273                -             (1,260)          $3,973


(1) Uncollectible accounts written off, net of recoveries