Form 10-Q
period 2009-04-30
CONNS INC
filed 2009-06-04
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009	Commission File Number 000-50421

CONN'S, INC.
(Exact name of registrant as specified in its charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3295 College Street
Beaumont, Texas 77701
(409) 832-1696
(Address, including zip code, and telephone
number, including area code, of registrant's
principal executive offices)

NONE
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer [ ]	Accelerated filer [ x ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]  No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 1, 2009:

Class	Outstanding
Common stock, $.01 par value per share	22,452,045

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Conn's, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

Assets	January 31, 2009	April 30, 2009
Current assets		(unaudited)
Cash and cash equivalents	$11,798	$6,941
Other accounts receivable, net of allowance of $60 and $60, respectively	32,878	19,007
Customer accounts receivable, net of allowance of $2,338 and $3,038, respectively	61,125	84,960
Interests in securitized assets	176,543	170,602
Inventories	95,971	90,979
Deferred income taxes	13,354	13,910
Prepaid expenses and other assets	5,933	5,754
Total current assets	397,602	392,153
Long-term portion of customer accounts receivable, net of
allowance of $1,575 and $1,877, respectively	41,172	52,498
Property and equipment
Land	7,682	7,682
Buildings	12,011	12,157
Equipment and fixtures	21,670	22,026
Transportation equipment	2,646	2,528
Leasehold improvements	83,361	86,602
Subtotal	127,370	130,995
Less accumulated depreciation	(64,819)	(67,946)
Total property and equipment, net	62,551	63,049
Goodwill, net	9,617	9,617
Non-current deferred income tax asset	2,035	3,254
Other assets, net	3,652	3,564
Total assets	$516,629	$524,135
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$5	$4
Accounts payable	57,809	56,807
Accrued compensation and related expenses	11,473	7,586
Accrued expenses	23,703	23,625
Income taxes payable	4,334	8,518
Deferred revenues and allowances	21,207	20,488
Total current liabilities	118,531	117,028
Long-term debt	62,912	59,712
Deferred gains on sales of property	1,036	991
Fair value of interest rate swaps	-	125
Stockholders' equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value, 40,000,000 shares authorized; 24,167,445 and 24,175,251 shares issued at January 31, 2009 and April 30, 2009, respectively)	242	242
Additional paid-in capital	103,553	104,242
Accumulated other comprehensive income (loss)	-	(81)
Retained earnings	267,426	278,947
Treasury stock, at cost, 1,723,205 and 1,723,205 shares, respectively	(37,071)	(37,071)
Total stockholders' equity	334,150	346,279
Total liabilities and stockholders' equity	$516,629	$524,135

See notes to consolidated financial statements.

Conn's, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except earnings per share)

	Three Months Ended April 30,
	2008	2009

Revenues
Product sales	$179,910	$184,817
Service maintenance agreement commissions, net	9,970	9,790
Service revenues	5,192	5,544

Total net sales	195,072	200,151

Finance charges and other	26,552	29,785
Net increase (decrease) in fair value	(3,067)	1,390

Total finance charges and other	23,485	31,175

Total revenues	218,557	231,326

Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	139,058	145,870
Cost of parts sold, including warehousing and occupancy costs	2,330	2,587
Selling, general and administrative expense	60,368	62,625
Provision for bad debts	259	1,395

Total cost and expenses	202,015	212,477

Operating income	16,542	18,849
Interest (income) expense, net	(15)	586
Other income, net	(23)	(8)

Income before income taxes	16,580	18,271

Total provision for income taxes	5,984	6,750

Net income	$10,596	$11,521

Earnings per share
Basic	$0.47	$0.51
Diluted	$0.47	$0.51
Average common shares outstanding
Basic	22,382	22,447
Diluted	22,560	22,689

See notes to consolidated financial statements.

Conn's, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Three Months Ended April 30, 2009
(unaudited)
(in thousands, except descriptive shares)

				Other
			Additional	Comprehensive
	Common Stock		Paid-in	Income	Retained	Treasury
	Shares	Amount	Capital	(Loss)	Earnings	Stock	Total

Balance January 31, 2009	24,167	$242	$103,553	$-	$267,426	$(37,071)	$334,150

Issuance of shares of common
stock under Employee
Stock Purchase Plan	8		59				59

Stock-based compensation			630				630

Comprehensive Income:

Net Income					11,521		11,521

Adjustment of fair value of
interest rate swaps,
net of tax of $44				(81)			(81)
Total comprehensive income							11,440

Balance April 30, 2009	24,175	$242	$104,242	$(81)	$278,947	$(37,071)	$346,279

See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Three Months Ended April 30,
	2008	2009

Cash flows from operating activities
Net income	$10,596	$11,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,164	3,291
Amortization / (Accretion), net	(228)	243
Provision for bad debts	259	1,395
Stock-based compensation	837	630
Discounts on promotional credit	1,674	750
(Gains) losses on interest in securitized assets	(6,830)	169
(Increase) decrease in fair value of securitized assets	3,067	(1,390)
Provision for deferred income taxes	(2,701)	(855)
Gains from sales of property and equipment	(23)	(8)
Changes in operating assets and liabilities:
Customer accounts receivable	(1,758)	(37,139)
Other accounts receivable	1,509	13,877
Interest in securitized assets	13,013	6,749
Inventory	(8,318)	4,992
Prepaid expenses and other assets	476	179
Accounts payable	15,622	(1,002)
Accrued expenses	886	(3,965)
Income taxes payable	7,020	3,308
Deferred revenue and allowances	1,273	(524)
Net cash provided by operating activities	39,538	2,221
Cash flows from investing activities
Purchases of property and equipment	(5,373)	(3,800)
Proceeds from sales of property	32	19
Net cash used in investing activities	(5,341)	(3,781)
Cash flows from financing activities
Proceeds from stock issued under employee benefit plans	271	59
Borrowings under lines of credit.	600	82,489
Payments on lines of credit	(600)	(85,689)
Increase in deferred financing costs	-	(155)
Payment of promissory notes	(29)	(1)
Net cash provided by (used in) financing activities	242	(3,297)
Net change in cash	34,439	(4,857)
Cash and cash equivalents
Beginning of the year	11,015	11,798
End of period	$45,454	$6,941

Supplemental disclosure of non-cash activity
Cash interest received from interests in securitized assets	$7,062	$12,034
Cash proceeds from new securitizations	109,218	45,138
Cash flows from servicing fees	6,454	6,627

See notes to consolidated financial statements.

Conn’s , Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
April 30, 2009

1.  Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.  Operating results for the three month period ended April 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010.  The financial statements should be read in conjunction with the Company’s (as defined below) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed on March 26, 2009.

The Company’s balance sheet at January 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial presentation.  Please see the Company’s Form 10-K for the fiscal year ended January 31, 2009, for a complete presentation of the audited financial statements at that date, together with all required footnotes, and for a complete presentation and explanation of the components and presentations of the financial statements.

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

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates. See the discussion under Note 2 regarding the changes in the inputs used in the Company’s valuation of its Interests in securitized assets.

Goodwill. The Company performs an assessment annually testing for the impairment of goodwill, or at any other time when impairment indicators exist. The Company performed its annual assessment in the fourth quarter of fiscal 2009 and determined that no impairment existed. While the current market conditions have caused the Company’s market capitalization to fall below its book value, the Company does not believe any indicators of impairment have occurred since the assessment was performed.

Earnings Per Share. In accordance with SFAS No. 128, Earnings per Share, the Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any stock options granted, as calculated under the treasury-stock method. The weighted average number of anti-dilutive stock options not included in calculating diluted EPS was 1.1 million and 1.5 million for the three months ended April 30, 2008 and 2009, respectively.

	Three Months Ended
	April 30,
	2008	2009

Common stock outstanding, net of treasury stock, beginning of period	22,374,966	22,444,240
Weighted average common stock issued in stock option exercises	5,989	-
Weighted average common stock issued to employee stock purchase plan	1,522	2,719
Shares used in computing basic earnings per share	22,382,477	22,446,959
Dilutive effect of stock options, net of assumed repurchase of treasury stock	177,640	242,204
Shares used in computing diluted earnings per share	22,560,117	22,689,163

Adoption of New Accounting Pronouncements. On February 1, 2009, the Company was required to adopt SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. FAS 161 only impacts disclosure requirements and therefore will not have an impact on the Company’s financial position, financial performance or cash flows. The required disclosures have been included in Note 5 to the financial statements.

2.  Fair Value of Interests in Securitized Assets

The Company estimates the fair value of its Interests in securitized assets using a discounted cash flow model with most of the inputs used being unobservable inputs. The primary unobservable inputs, which are derived principally from the Company’s historical experience, with input from its investment bankers and financial advisors, include the estimated portfolio yield, credit loss rate, discount rate and payment rate and reflect the Company’s judgments about the assumptions market participants would use in determining fair value. In determining the cost of borrowings, the Company uses current actual borrowing rates, and adjusts them, as appropriate, using interest rate futures data from market sources to project interest rates over time. Changes in the inputs over time, including varying credit portfolio performance, market interest rate changes, market participant risk premiums required, or a shift in the mix of funding sources, could result in significant volatility in the fair value of the Interest in securitized assets, and thus the earnings of the Company.

For the three months ended April 30, 2009, Finance charges and other included a non-cash increase in the fair value our Interests in securitized assets of $1.4 million, reflecting primarily a lower risk premium included in the discount rate inputs during the quarter ended April 30, 2009. Based on a review of the changes in market risk premiums during the three months ended April 30, 2009, and discussions with its investment bankers and financial advisors, the Company estimated that a market participant would require a risk premium that was approximately 250 basis points less than was previously utilized. As a result, the Company decreased the weighted average discount rate input from 30.0% at January 31, 2009, to 27.4% at April 30, 2009, after reflecting a 2 basis point decrease in the risk-free interest rate included in the discount rate input. These changes, along with other input changes, contributed to the increase in fair value for the three month period ended April 30, 2009 (see reconciliation of the balance of Interests in securitized assets below). The changes in fair value resulted in an increase in Income before income taxes of $1.4 million, an increase in net income of $0.9 million, and increased basic and diluted earnings per share by $0.04, for the three months ended April 30, 2009.

If a market participant were to require a return on investment that is 10% higher than estimated in the Company’s calculation, the fair value of its interests in securitized assets would be decreased by $4.0 million as of April 30, 2009. The Company will continue to monitor financial market conditions and, each quarter, as it reassesses the inputs used may adjust its inputs up or down, including the risk premiums a market participant will use. As the financial markets and general economic conditions fluctuate the Company will likely be required to record additional non-cash gains and losses in future periods.

The following is a reconciliation of the beginning and ending balances of the Interests in securitized assets and the beginning and ending balances of the servicing liability for the three months ended April 30, 2008 and 2009 (in thousands):

	April 30,
	2008	2009
Reconciliation of Interests in Securitized Assets:

Balance of Interests in securitized assets at beginning of period	$178,150	$176,543

Amounts recorded in Finance charges and other:
Gains associated with change in portfolio balances	152	265
Changes in fair value due to input changes:
Fair value decrease due to changes in portfolio yield	(697)	(7)
Fair value increase due to lower projected interest rates	913	457
Fair value increase (decrease) due to changes in funding mix	1,055	(2,686)
Fair value increase due to changes in risk-free interest rate
component of the discount rate	448	11
Fair value increase (decrease) due to changes in risk premium
included in discount rate	(5,128)	3,667
Other changes	197	(436)
Net change in fair value due to input changes	(3,212)	1,006

Net Gains (Losses) included in Finance charges and other (a)	(3,060)	1,271

Change in balance of subordinated security and equity interest due to
transfers and collection of receivables	(6,190)	(7,212)

Balance of Interests in securitized assets at end of period	$168,900	$170,602

Reconciliation of Servicing Liability:

Balance of servicing liability at beginning of period	$1,197	$1,157

Amounts recorded in Finance charges and other:
Increase (decrease) associated with changes in portfolio balances	34	(101)
Increase (decrease) due to changes in discount rate	(19)	17
Other changes	(8)	(35)
Net change included in Finance charges and other (b)	7	(119)

Balance of servicing liability at end of period	$1,204	$1,038

Net increase (decrease) in fair value included
in Finance charges and other (a) - (b)	$(3,067)	$1,390

3.  Supplemental Disclosure of Revenue

The following is a summary of the classification of the amounts included as Finance charges and other for the three months ended April 30, 2008 and 2009 (in thousands):

	Three Months ended
	April 30,
	2008	2009

Securitization income:
Servicing fees received	$6,454	$6,627
Gains (losses) on sale of receivables, net	6,830	(169)
Change in fair value of securitized assets	(3,067)	1,390
Interest earned on retained interests	7,062	12,034
Total securitization income	17,279	19,882
Insurance commissions	5,296	4,670
Interest income from receivables not sold and other	910	6,623
Finance charges and other	$23,485	$31,175

4.  Interests in Securitized Receivables

The Company has an agreement to sell customer receivables.  As part of this agreement, the Company sells eligible retail installment contracts and revolving receivable accounts to a QSPE that pledges the transferred accounts to a trustee for the benefit of investors. The following table summarizes the availability of funding under the Company’s securitization program at April 30, 2009 (in thousands):

	Capacity	Utilized	Available
2002 Series A	$300,000	$246,000	$54,000
2006 Series A – Class A	90,000	90,000	-
2006 Series A – Class B	43,333	43,333	-
2006 Series A – Class C	16,667	16,667	-
Total	$450,000	$396,000	$54,000

The 2002 Series A program functions as a credit facility to fund the initial transfer of eligible receivables. When the facility approaches a predetermined amount, the QSPE (Issuer) is required to seek financing to pay down the outstanding balance in the 2002 Series A variable funding note. The amount paid down on the facility then becomes available to fund the transfer of new receivables or to meet required principal payments on other series as they become due. The new financing could be in the form of additional notes, bonds or other instruments as the market and transaction documents might allow. The 2002 Series A program is divided into two tranches: a $100 million 364-day tranche that matures in August 2009, and a $200 million tranche that is renewable annually, at our option, until September 2012. The 2006 Series A program, which was consummated in August 2006, is non-amortizing for the first four years and officially matures in April 2017. However, it is expected that the principal payments, which begin in September 2010, will retire the bonds prior to that date.

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

Through its retail sales activities, the Company generates customer retail installment contracts and revolving receivable accounts. The Company enters into securitization transactions to sell eligible accounts to the QSPE. In these securitizations, the Company retains servicing responsibilities and subordinated interests. The Company receives annual servicing fees and other benefits approximating 4.0% of the outstanding balance and rights to future cash flows arising after the investors in the securities issued by or on behalf of the QSPE have received from the trustee all contractually required principal and interest amounts. The Company records a servicing liability related to the servicing obligations (See Note 2). The investors and the securitization trustee have no recourse to the Company’s other assets for failure of the individual customers of the Company and the QSPE to pay when due. The Company’s retained interests are subordinate to the investors’ interests, and would not be paid if the Issuer is unable to repay the amounts due under the 2002 Series A and 2006 Series A programs. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

The fair values of the Company’s interest in securitized assets were as follows (in thousands):

	January 31,	April 30,
	2009	2009
Interest-only strip	$31,958	$28,954
Subordinated securities	144,585	141,648
Total fair value of interests in securitized assets	$176,543	$170,602

The table below summarizes valuation assumptions used for each period presented:

	January 31,	April 30,
	2009	2009
Net interest spread
Primary installment	14.5%	14.7%
Primary revolving	14.5%	14.7%
Secondary installment	14.1%	13.9%
Expected losses
Primary installment	3.4%	3.5%
Primary revolving	3.4%	3.5%
Secondary installment	5.5%	5.3%
Projected expense
Primary installment	3.9%	4.0%
Primary revolving	3.9%	4.0%
Secondary installment	3.9%	4.0%
Discount rates
Primary installment	29.2%	26.7%
Primary revolving	29.2%	26.7%
Secondary installment	33.2%	30.7%

At April 30, 2009, key economic assumptions and the sensitivity of the current fair value of the interests in securitized assets to immediate 10% and 20% adverse changes in those assumptions are as follows (dollars in thousands):

	Primary	Primary	Secondary
	Portfolio	Portfolio	Portfolio
	Installment	Revolving	Installment
Fair value of interest in securitized assets	$126,747	$9,517	$34,338

Expected weighted average life	1.2 years	1.1 years	1.8 years

Net interest spread assumption	14.7%	14.7%	13.9%
Impact on fair value of 10% adverse change	$4,190	$315	$1,449
Impact on fair value of 20% adverse change	$8,261	$620	$2,848
Expected losses assumptions	3.5%	3.5%	5.3%
Impact on fair value of 10% adverse change	$1,009	$76	$558
Impact on fair value of 20% adverse change	$2,012	$151	$1,108
Projected expense assumption	4.0%	4.0%	4.0%
Impact on fair value of 10% adverse change	$1,125	$84	$433
Impact on fair value of 20% adverse change	$2,251	$169	$867
Discount rate assumption	26.7%	26.7%	30.7%
Impact on fair value of 10% adverse change	$2,780	$209	$1,035
Impact on fair value of 20% adverse change	$5,429	$408	$2,012

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

The following tables present quantitative information about the receivables portfolios managed by the Company (in thousands):

	Total Principal Amount of		Principal Amount Over		Principal Amount
	Receivables		60 Days Past Due (1)		Reaged (1)
	January 31,	April 30,	January 31,	April 30,	January 31,	April 30,
	2009	2009	2009	2009	2009	2009
Primary portfolio:
Installment	$551,838	$546,774	$33,126	$31,145	$88,224	$85,979
Revolving	38,084	32,681	2,027	1,858	2,401	2,254
Subtotal	589,922	579,455	35,153	33,003	90,625	88,233
Secondary portfolio:
Installment	163,591	155,097	19,988	17,908	50,537	49,673
Total receivables managed	753,513	734,552	55,141	50,911	141,162	137,906
Less receivables sold	645,715	589,687	52,214	47,184	131,893	127,736
Receivables not sold	107,798	144,865	$2,927	$3,727	$9,269	$10,170
Allowance for uncollectible accounts	(3,913)	(4,915)
Allowances for promotional credit programs	(1,588)	(2,492)
Current portion of customer accounts
receivable, net	61,125	84,960
Long-term customer accounts
receivable, net	$41,172	$52,498

	Average Balances		Net Credit Charge-offs (2)
	Three Months Ended		Three Months Ended
	April 30,		April 30,
	2008	2009	2008	2009
Primary portfolio:
Installment	$466,483	$547,980
Revolving	47,151	35,291
Subtotal	513,634	583,271	$3,588	$3,916
Secondary portfolio:
Installment	148,237	159,270	1,748	1,689
Total receivables managed	661,871	742,541	5,336	5,605
Less receivables sold	652,959	615,761	5,181	5,249
Receivables not sold	$8,912	$126,780	$155	$356

(1)	Amounts are based on end of period balances and accounts could be represented in both the past due and reaged columns shown above.

(2)	Amounts represent total credit charge-offs, net of recoveries, on total receivables.

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

Debt consisted of the following at the period ends (in thousands):

	January 31,	April 30,
	2009	2009

Revolving credit facility for $210 million maturing in August 2011	$62,900	$59,700
Unsecured revolving line of credit for $10 million maturing in September 2009	-	-
Other long-term debt	17	16
Total debt	62,917	59,716
Less current portion of debt	5	4
Long-term debt	$62,912	$59,712

The Company’s revolving credit facility provides it the ability to utilize letters of credit to secure its obligations as the servicer under its QSPE’s asset-backed securitization program, deductibles under the Company’s property and casualty insurance programs and international product purchases, among other acceptable uses. At April 30, 2009, the Company had outstanding letters of credit of $21.7 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $21.7 million as of April 30, 2009.  As of April 30, 2009, the Company had additional borrowing capacity of approximately $63.3 million under its revolving credit facility, net of standby letters of credit issued, and $10.0 million under its unsecured bank line of credit immediately available for general corporate purposes.

The Company held interest rate swaps with notional amounts totaling $30.0 million as of April 30, 2009, with terms extending through April 2011 for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of its variable-rate debt, based on changes in the benchmark one-month LIBOR interest rate. Changes in the cash flows of the interest rate swaps are expected to exactly offset the changes in cash flows (changes in base interest rate payments) attributable to fluctuations in the LIBOR interest rate.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  For information on the location and amounts of derivative fair values in the statement of operation, see the tables presented below (in thousands):

	Fair Values of Derivative Instruments

	Liability Derivatives
	January 31, 2009		April 30, 2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as
hedging instruments under
Statement 133
Interest rate contracts	Other liabilities	$-	Other liabilities	$125

Total derivatives designated
as hedging instruments
under Statement 133		$-		$125

Amount of
Gain or (Loss)
				Amount of			Recognized in
				Gain or (Loss)		Location of	Income on
	Amount of			Reclassified		Gain or (Loss)	Derivative
	Gain or (Loss)		Location of	from		Recognized in	(Ineffective
	Recognized		Gain or (Loss)	Accumulated		Income on	Portion
	in OCI on		Reclassified	OCI into		Derivative	and Amount
	Derivative		from	Income		(Ineffective	Excluded from
Derivatives in	(Effective		Accumulated	(Effective		Portion	Effectiveness
Statement	Portion)		OCI into	Portion)		and Amount	Testing)
133 Cash Flow	Three Months Ended		Income	Three Months Ended		Excluded from	Three Months Ended
Hedging	April 30,	April 30,	(Effective	April 30,	April 30,	Effectiveness	April 30,	April 30,
Relationships	2008	2009	Portion)	2008	2009	Testing)	2008	2009
Interest Rate			Interest income/
Contracts	$-	$(81)	(expense)	$-	$(17)		$-	$-

Total	$-	$(81)		$-	$(17)		$-	$-

6.  Contingencies

Legal Proceedings.  On May 28, 2009, the Texas Attorney General filed suit against the Company and its subsidiary, Conn Appliances, Inc., in the Texas state District Court of Harris County, Texas, alleging that they engaged in unlawful and deceptive practices in violation of the Texas Deceptive Trade Practices-Consumer Protection Act.  The Attorney General alleges, among other things, that the Company failed to honor product maintenance and replacement agreements, misled customers about the nature of product maintenance and replacement arrangements sold, and engaged in false advertising with respect to product maintenance and replacement agreements.  The Attorney General sought injunctive relief, civil penalties of up to $20,000 per violation, as well as $250,000 if the conduct financially harmed persons aged 65 or older, restoration of any losses suffered by certain identifiable persons, attorneys’ fees and costs, the disgorgement of all sums taken from consumers, and pre-judgment and post-judgment interest, as provided by law.  While the Company cannot predict at this time what the possible outcome would be of any resolution or court proceeding, the Company is currently reviewing these claims and plans to cooperate with the Texas Attorney General to resolve any potential issues.  An adverse outcome could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

The Company is involved in routine litigation and claims incidental to its business from time to time, and, as required, has accrued its estimate of the probable costs for the resolution of these matters. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. Currently, the Company does not expect the outcome of any of this routine litigation to have a material affect on its financial condition, results of operations or cash flows. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact the Company’s estimate of reserves for litigation.

Service Maintenance Agreement Obligations. The Company sells service maintenance agreements that extend the period of covered warranty service on the products the Company sells. For certain of the service maintenance agreements sold, the Company is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The typical term for these agreements is between 12 and 36 months. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sale and recorded in revenues in the statement of operations over the life of the agreements. The amounts of service maintenance agreement revenue deferred at January 31, 2009, and April 30, 2009, are $4.5 million and $4.5 million, respectively, and are included in Deferred revenue and allowances in the accompanying consolidated balance sheets. The following table presents a reconciliation of the beginning and ending balances of the deferred revenue on the Company’s service maintenance agreements and the amount of claims paid under those agreements (in thousands):

Reconciliation of deferred revenues on service maintenance agreements	Three Months Ended
	April 30,
	2008	2009

Balance in deferred revenues at beginning of period	$4,368	$4,478
Revenues earned during the period	(1,423)	(1,465)
Revenues deferred on sales of new agreements	1,585	1,449
Balance in deferred revenues at end of period	$4,530	$4,462

Total claims incurred during the period, excludes selling expenses	$481	$639

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements.  We sometimes use words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements.  Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events.  We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially.  Some of the risks, uncertainties and assumptions about us that may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	the success of our growth strategy and plans regarding opening new stores and entering adjacent and new markets, including our plans to continue expanding in existing markets;

•	our ability to open and profitably operate new stores in existing, adjacent and new geographic markets;

•	our intention to update, relocate or expand existing stores;

•	our ability to introduce additional product categories;

•	our ability to obtain capital for required capital expenditures and costs related to the opening of new stores or to update, relocate or expand existing stores;

•	our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving line of credit and proceeds from securitizations, and proceeds from accessing debt or equity markets;

•
our ability and our QSPE’s ability to obtain additional funding for the purpose of funding the receivables generated by us, including limitations on the ability of our QSPE to obtain financing through its commercial paper-based funding sources and its ability to obtain a credit rating from a recognized statistical rating organization to allow it to issue new securities;

•	the effect of any downgrades by rating agencies of our or our QSPE’s lenders on borrowing costs;

•	the effect on our or our QSPE’s borrowing cost of changes in laws and regulations affecting the providers of debt financing;

•	our ability and our QSPE’s ability to meet debt covenant requirements;

•	the cost of any renewed or replacement credit facilities;

•	the effect of rising interest rates or borrowing spreads that could increase our cost of borrowing or reduce securitization income;

•	the effect of rising interest rates on mortgage borrowers that could impair our customers’ ability to make payments on outstanding credit accounts;

•	our inability to make customer financing programs available that allow consumers to purchase products at levels that can support our growth;

•	the potential for deterioration in the delinquency status of the sold or owned credit portfolios or higher than historical net charge-offs in the portfolios could adversely impact earnings;

•
technological and market developments, growth trends and projected sales in the home appliance and consumer electronics industry, including, with respect to digital products like Blu-ray players, HDTV, GPS devices, home networking devices and other new products, and our ability to capitalize on such growth;

•	the potential for price erosion or lower unit sales that could result in declines in revenues;

•
the effect of changes in oil and gas prices that could adversely affect our customers’ shopping decisions and patterns, as well as the cost of our delivery and service operations and our cost of products, if vendors pass on their additional fuel costs through increased pricing for products;

•	the ability to attract and retain qualified personnel;

•	both the short-term and long-term impact of adverse weather conditions (e.g. hurricanes) that could result in volatility in our revenues and increased expenses and casualty losses;

•
changes in laws and regulations and/or interest, premium and commission rates allowed by regulators on our credit, credit insurance and service maintenance agreements as allowed by those laws and regulations;

•	our relationships with key suppliers and their ability to provide products at competitive prices and support sales of their products through their rebate and discount programs;

•	the adequacy of our distribution and information systems and management experience to support our expansion plans;

•	changes in the assumptions used in the valuation of our interests in securitized assets at fair value;

•	the potential to record an impairment of our goodwill after completing our required annual assessment, or at any other time that an impairment indicator exists;

•	the accuracy of our expectations regarding competition and our competitive advantages;

•	changes in our stock price or the number of shares we have outstanding;

•	the potential for market share erosion that could result in reduced revenues;

•	the accuracy of our expectations regarding the similarity or dissimilarity of our existing markets as compared to new markets we enter;

•	general economic conditions in the regions in which we operate; and

•	the outcome of litigation or government investigations affecting our business.

Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” in our Form 10-K filed with the Securities Exchange Commission on March 26, 2009.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report might not happen.

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

We are a specialty retailer with 75 retail locations in Texas, Louisiana and Oklahoma, that sells home appliances, including refrigerators, freezers, washers, dryers, dishwashers and ranges, a variety of consumer electronics, including LCD, LED, plasma and DLP televisions, camcorders, digital cameras, Blu-ray and DVD players, video game equipment, MP3 players and home theater products, lawn and garden products, mattresses and furniture. We also sell home office equipment, including computers and computer accessories and continue to introduce additional product categories for the home and consumer entertainment, such as GPS devices, to help increase same store sales and to respond to our customers' product needs. We require our sales associates to be knowledgeable of all of our products, but to specialize in certain specific product categories.

Unlike many of our competitors, we provide flexible in-house credit options for our customers. In the last three years, we financed, on average, approximately 61% of our retail sales through our internal credit programs. In turn, we finance substantially all of our customer receivables from these credit programs with cash flow from operations and through a revolving credit facility and an asset-backed securitization facility. As part of our asset-backed securitization facility, we have created a qualifying special purpose entity, which we refer to as the QSPE or the Issuer, to purchase eligible customer receivables from us and issue medium-term and variable funding notes secured by the receivables to third parties to finance its acquisition of the receivables. We sell eligible receivables, consisting of retail installment and revolving account receivables extended to our customers, to the issuer in exchange for cash and subordinated securities. Customer receivables not sold to the QSPE are funded by our revolving credit facility and included on our consolidated balance sheet.

We also derive revenues from repair services on the products we sell and from product delivery and installation services we provide to our customers. Additionally, acting as an agent for unaffiliated companies, we sell credit insurance and service maintenance agreements to protect our customers from credit losses due to death, disability, involuntary unemployment and property damage and product failure not covered by a manufacturers’ warranty.  We also derive revenues from the sale of extended service maintenance agreements, under which we are the primary obligor, to protect the customers after the original manufacturer’s warranty or service maintenance agreement has expired.

Our business is moderately seasonal, with a slightly greater share of our revenues, pretax and net income realized during the quarter ending January 31, due primarily to the holiday selling season.

Executive Overview

This narrative is intended to provide an executive level overview of our operations for the three months ended April 30, 2009.  A detailed explanation of the changes in our operations for this period as compared to the prior year period is included under Results of Operations. Some of the more specific items impacting our operating and pretax income were:

•
For the three months ended April 30, 2009, Total net sales increased 2.6% and Finance charges and other increased 12.2%. Total revenues increased 5.8% including the impact of the fair value adjustments related to our Interests in securitized assets in both periods. Same store sales declined 4.6% during the quarter ended April 30, 2009, primarily as a result of the effect on our sales of Circuit City’s liquidation sale during the period, and due to supply shortages in the television category. Strength in consumer electronics and furniture and mattresses were offset by weakness in the lawn and garden and track categories.

•
Deferred interest and ”same as cash” plans continue to be an important part of our sales promotion plans and are utilized to provide a wide variety of financing to enable us to appeal to a broader customer base.  For the three months ended April 30, 2009, $27.2 million, or 14.7%, of our product sales were financed by deferred interest and “same as cash” plans. For the comparable period in the prior year, product sales financed by deferred interest and “same as cash” sales were $45.6 million, or 25.4%. Our promotional credit programs (same as cash and deferred interest programs), which require monthly payments, are reserved for our highest credit quality customers, thereby reducing the overall risk in the portfolio, and are used primarily to finance sales of our highest margin products.  We expect to continue to offer promotional credit in the future.

•	Our gross margin increased from 35.3% to 35.8% for the three months ended April 30, 2009, when compared to the same period in the prior year. The increase resulted primarily from:

•
a favorable non-cash fair value adjustment related to our Interests in securitized assets of $1.4 million in the current year period, as compared to a $3.1 million non-cash decrease in the prior year period, which accounted for 130 basis points of the increase,

•
a change in the revenue mix, such that product sales, which have the lowest gross margin, contributed a smaller percentage of total revenues in the quarter ended April 30, 2009, resulting in an increase in the total gross margin of approximately 50 basis points, and

•
offsetting these increases was the reduction in product gross margins from 22.7% to 21.1% for the three months ended April 30, 2008, and 2009, respectively, which negatively impacted the total gross margin by 130 basis points. The product gross margins were negatively impacted by a highly price competitive retail market.

•
Finance charges and other increased 12.2% for the three months ended April 30, 2009, benefitting from growth in interest income earned on customer receivables retained on the balance sheet and a favorable non-cash fair value adjustment related to our Interests in securitized assets. As a result of the increase in the balance of receivables retained on our balance sheet, Interest income and other increased $5.7 million, or 627.8%, for the three months ended April 30, 2009, as compared to the prior year period.  Securitization income increased primarily due to a favorable non-cash fair value adjustment related to our Interests in securitized assets included in the current year period of $1.4 million, as compared to a $3.1 million non-cash decrease in fair value included in the prior year period. The increase in fair value of our Interests in securitized assets was primarily the result of a decrease in the estimated risk premium expected by a market participant included in the discount rate input used to determine the fair value of our interests in securitized assets. Excluding the fair value adjustments in both periods, securitization income declined due to the reduction in the volume of receivables sold to the QSPE.

•
During the three months ended April 30, 2009, Selling, general and administrative (SG&A) expense decreased as a percent of revenues to 27.1% from 27.6% in the prior year period, primarily due to the positive impact of the fair value adjustments related to our Interests in securitized assets on Total revenues, which accounted for approximately 50 basis points of the decrease. Within SG&A expenses lower advertising costs in absolute dollars and reduced fuel expense were offset by increases in rent, credit data processing and credit card processing expenses.

•
The Provision for bad debts increased to $1.4 million for the three months ended April 30, 2009. This increase is due to the expected increase in the balance of customer receivables retained on our balance sheet after the completion of our asset-based revolving credit facility in August 2008, and is not the result of higher actual or expected net credit charge-offs on the retained receivables. As opposed to our interest in the eligible customer receivables sold to the QSPE, which we account for at fair value, we  record a reserve for estimated future net credit losses for receivables retained on our balance sheet, which we estimated based on our historical loss trends for the combined portfolios.

•
Net interest (income) expense has changed from reflecting net interest income in the prior year period to net interest expense in the current year period, due primarily to the increase in borrowings and use of invested cash balances to finance the increase in customer receivables retained on our balance sheet.

•	The provision for income taxes for the three months ended April 30, 2009, was impacted primarily by the change in pre-tax income.

Operational Changes and Resulting Outlook

While we are continuing to assess the availability of capital for new store locations and growth of the credit portfolio, we expect to open three to five new locations during the current fiscal year. We expect these new locations to be in or adjacent to our existing markets to allow us to leverage our existing distribution infrastructure.

While we have benefited from our operations being concentrated in the Texas, Louisiana and Oklahoma region, weakness in the health of the national economy may present significant challenges to our operations in the coming quarters. Specifically, future sales volumes, gross profit margins and credit portfolio performance could be negatively impacted, and thus impact our overall profitability. As a result, while we will strive to grow our market share, maintain consistent credit portfolio performance and reduce expenses, we will also work to maintain our access to the liquidity necessary to maintain our operations through these challenging times.

We believe we have benefited and will continue to benefit from the recent closure of one of our major consumer electronics competitors, Circuit City. Because of their liquidation sale during February and early March 2009, the growth of our total product and service maintenance agreement sales slowed from the pace experienced during the fourth quarter of fiscal year 2009. We believe that their closure will bring new customers into our stores, which could change the mix of our product sales and amount of credit we grant in relation to total product sales.

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

Application of Critical Accounting Policies

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as critical accounting estimates. We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of April 30, 2009.

Transfers of Financial Assets.  We sell eligible customer receivables to a QSPE that issues asset-backed securities to third-party lenders using these accounts as collateral, and we continue to service these accounts after the sale. We recognize the sale of these accounts when we relinquish control of the transferred financial asset in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. When we sell the eligible customer receivables, we record an asset representing the fair value of our residual interest in the cash flows of the QSPE, which is the difference between the interest earned on customer accounts and the cost associated with financing and servicing the transferred accounts, including an estimate of future net credit losses associated with the transferred accounts, plus our retained interest in the transferred receivables, discounted using a return we estimate would be expected by a market participant. We recognize the income from our interest in these sold customer receivables as gains on the sale of the asset, interest income and servicing fees. This income is included in Finance charges and other in our consolidated statements of operations. Additionally, changes in the fair value of our residual interest in the cash flows of the QSPE are recorded in Finance charges and other. We value our interest in the residual cash flows of the QSPE at fair value under the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements.

We estimate the fair value of our Interests in securitized assets using a discounted cash flow model with most of the inputs used being unobservable inputs. The primary unobservable inputs, which are derived principally from our historical experience, with input from our investment bankers and financial advisors, include the estimated portfolio yield, net credit loss rate, discount rate and payment rate and reflect our judgments about the assumptions market participants would use in determining fair value. We offer reage programs to past due customers that have experienced a financial hardship, if they meet the conditions of our reage policy. Reaging a customer’s account can result in updating it from a delinquent status to a current status. At April 30, 2009, reaged receivable balances represented 21.7% of the total portfolio balance held by the QSPE. The impact of our reaging programs is reflected in the historical payment rate, loss rate and delinquency trends considered in setting the market participant assumptions. The reage programs offered to our customers can result in updating an account from a delinquent status to a current status.  In determining the cost of borrowings, we use current actual borrowing rates, and adjust them, as appropriate, using interest rate futures data from market sources to project interest rates over time. Changes in the assumptions over time, including varying credit portfolio performance, market interest rate changes, market participant risk premiums required, or a shift in the mix of funding sources, could result in significant volatility in the fair value of the Interest in securitized assets, and thus our earnings.

Based on a review of the changes in market risk premiums during the three months ended April 30, 2009, and discussions with our investment bankers and financial advisors, we estimated that the market risk premium required by a market participant decreased approximately 250 basis points during the quarter ended April 30, 2009. As a result, we decreased the weighted average discount rate assumption from 30.0% at January 31, 2009, to 27.4% at April 30, 2009, after reflecting a 2 basis point decrease in the risk-free interest rate included in the discount rate assumption. If a market participant were to require a risk premium that is 10.0% higher than we estimated in the fair value calculation, the fair value of our Interests in securitized assets would decrease by $4.0 million as of April 30, 2009. If we had assumed a 10% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), the fair value of our Interests in securitized assets and Finance charges and other would have been reduced by $6.0 million as of April 30, 2009. If the assumption used for estimating credit losses was increased by 10%, the impact to Finance charges and other during the three months ended April 30, 2009 would have been a reduction in revenues and pretax income of $1.6 million.

Receivables Not Sold. Customer accounts receivable not eligible for inclusion in the securitization program are carried on our consolidated balance sheet in Customer accounts receivable. We  include the amount of principal on those receivables that are expected to be collected within the next twelve months in current assets on its consolidated balance sheet. Those amounts expected to be collected after 12 months are included in long-term assets. Typically, a receivable is considered delinquent if a payment has not been received on the scheduled due date. Additionally, we offer reage programs to past due customers that have experienced a financial hardship, if they meet the conditions of our reage policy. Reaging a customer’s account can result in updating it from a delinquent status to a current status. Generally, an account that is delinquent more than 120 days and for which no payment has been received in the past seven months will be charged-off against the allowance and interest accrued subsequent to the last payment will be reversed. Interest income is accrued using the Rule of 78’s method for installment contracts and the simple interest method for revolving charge accounts, and is reflected in Finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off; however, we provide an allowance for estimated uncollectible interest. Interest income is recognized on our “same as cash” promotion accounts based on our historical experience related to customers who fail to satisfy the requirements of the interest-free programs. The Company has a secured interest in the merchandise financed by these receivables and therefore has the opportunity to recover a portion of any charged-off amount.

Allowance for Doubtful Accounts. We record an allowance for doubtful accounts, including estimated uncollectible interest, for our Customer accounts receivable, based on our historical net loss experience. The net charge-off data used in computing the loss rate is reduced by the amount of post-charge-off recoveries received, including cash payments, amounts realized from the repossession of the products financed and, at times, payments under credit insurance policies. Additionally, we separately evaluate the Primary and Secondary portfolios when estimating the allowance for doubtful accounts, but do not separately evaluate reaged accounts since these accounts have represented a relatively consistent proportion of the total portfolio over time. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $5.8 million and $3.9 million at April 30, 2009 and January 31, 2009, respectively. Additionally, as a result of our practice of reaging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off is impacted. If these accounts had been charged-off sooner the net loss rates over time might have been higher. Due to the recent growth in the balance of receivables on the balance sheet, as of April 30, 2009, reaged receivable balances represented 7.0% of the total portfolio balance. If the historical loss rate used to calculate the allowance for doubtful accounts were increased by 10% at April 30, 2009, we would have increased our Provision for bad debts by approximately $0.1 million.

Revenue Recognition.  Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell service maintenance renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amount of service maintenance agreement revenue deferred at April 30, 2009, and January 31, 2009, is $4.5 million and $4.5 million, respectively, and is included in Deferred revenues and allowances in the accompanying consolidated balance sheets.

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

Goodwill. We perform an assessment annually testing for the impairment of goodwill, or at any other time when impairment indicators exist. We performed our annual assessment in the fourth quarter of fiscal 2009 and determined that no impairment existed. While the current market conditions have caused our market capitalization to fall below book value, we do not believe any indicators of impairment have occurred since the assessment was performed.

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

Results of Operations

The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:
	Three Months Ended
	April 30,
	2009	2008
Revenues:
Product sales	79.9%	82.3%
Service maintenance agreement commissions (net)	4.2	4.6
Service revenues	2.4	2.4
Total net sales	86.5	89.3

Finance charges and other	12.9	12.1
Net increase (decrease) in fair value	0.6	(1.4)
Total finance charges and other	13.5	10.7

Total revenues	100.0	100.0
Costs and expenses:
Cost of goods sold, including warehousing and occupancy cost	63.1	63.6
Cost of parts sold, including warehousing and occupancy cost	1.1	1.1
Selling, general and administrative expense	27.1	27.6
Provision for bad debts	0.6	0.1
Total costs and expenses	91.9	92.4
Operating income	8.1	7.6
Interest (income) expense, net	0.3	0.0
Other (income) / expense, net	0.0	0.0
Income before income taxes	7.9	7.6
Provision for income taxes	2.9	2.8
Net income	5.0%	4.8%

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

The presentation of gross margins may not be comparable to some other retailers since we include the cost of our in-home delivery service as part of Selling, general and administrative expense.  Similarly, we include the cost related to operating our purchasing function in Selling, general and administrative expense.  It is our understanding that other retailers may include such costs as part of their cost of goods sold.

Three Months Ended April 30, 2009 Compared to Three Months Ended April 30, 2008

			Change
(Dollars in Millions)	2009	2008	$	%
Net sales	$200.1	$195.1	5.0	2.6
Finance charges and other	29.8	26.6	3.2	12.0
Net increase (decrease) in fair value	1.4	(3.1)	4.5	(145.2)
Revenues	$231.3	$218.6	12.7	5.8

The $5.0 million increase in net sales consists of the following:

•	a $12.6 million increase generated by seven retail locations that were not open for the three months in each period;

•	a $8.8 million same store sales decrease of 4.6%;

•	a $0.9 million increase resulted from a decrease in discounts on extended-term promotional credit sales (those with terms longer than 12 months); and

•	a $0.3 million increase from an increase in service revenues.

The components of the $5.0 million increase in net sales were a $4.9 million increase in Product sales and a $0.1 million increase in service maintenance agreement commissions and service revenues. The $4.9 million increase in product sales resulted from the following:

•
approximately $6.3 million increase attributable to increases in total unit sales, due primarily to increased sales in consumer electronics, partially offset by a decline in lawn and garden equipment sales, and

•
approximately $1.4 million decrease attributable to an overall decrease in the average unit price. The decrease was due primarily to a decline in price points in general, particularly in the consumer electronics and track categories, as the average price of televisions in general declined and a change in the mix of products in the track resulted in a drop in the average price point.

The following table presents net sales by product category in each quarter, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts (in thousands) and as a percent of total net sales.  Classification of sales has been adjusted from previous presentations to ensure comparability between the categories.

	Three Months Ended April 30,
	2009		2008		Percent
Category	Amount	Percent	Amount	Percent	Change

Consumer electronics	$78,538	39.2%	$73,799	37.8%	6.4%	(1)
Home appliances	57,112	28.5	55,184	28.3	3.5	(2)
Track	21,531	10.8	23,086	11.8	(6.7)	(3)
Furniture and bedding	19,061	9.5	17,713	9.1	7.6	(4)
Lawn and garden	4,271	2.1	5,676	2.9	(24.8)	(5)
Delivery	3,146	1.6	3,137	1.6	0.3
Other	1,158	0.6	1,316	0.7	(12.0)
Total product sales	184,817	92.3	179,911	92.2	2.7
Service maintenance agreement
commissions	9,790	4.9	9,970	5.1	(1.8)	(6)
Service revenues	5,544	2.8	5,192	2.7	6.8	(7)
Total net sales	$200,151	100.0%	$195,073	100.0%	2.6%
__________________________________
(1)	This increase is due to continued consumer interest in LCD and plasma televisions, which offset declines in average selling prices and projection television unit sales.
(2)
The home appliance category increased, while the appliance market in general showed continued weakness, as we focused on improving performance in this category and benefited in our markets directly impacted by Hurricane Ike.

(3)
The decrease in track sales (consisting largely of computers, computer peripherals, video game equipment, portable electronics and small appliances) is driven primarily by lower laptop computer, digital camera, camcorder and portable audio sales, partially offset by higher DVD player and accessory sales.

(4)	This increase is due to higher furniture and mattresses sales, which were driven by the impact of expanded brand offerings and improved in-store displays.
(5)	This category was impacted by delayed lawn and garden season in the current period impacted by drier weather.
(6)	This decrease is due in part to a reduced percentage of sales being financed on our in-house credit programs.
(7)	This increase is driven by an increase in the number of warranty service calls performed by our technicians.

			Change
(Dollars in Thousands)	2009	2008	$	%
Securitization income (including fair value adjustment)	$19,882	$17,279	2,603	15.1
Insurance commissions	4,670	5,296	(626)	(11.8)
Interest income and other	6,623	910	5,713	627.8
Finance charges and other	$31,175	$23,485	7,690	32.7

The increase in Securitization income resulted primarily from a $1.4 million increase in the non-cash fair value adjustment to our Interests in securitized assets, as compared to a $3.1 million decrease in the prior year period. Additionally, because of the higher discount rate assumption used in our fair value calculation, Interest earned on our retained interest included in Securitization income has increased to $12.0 million for the three months ended April 30, 2009, from $7.1 million in the prior year. Offsetting these increases, as a result of reduced sales of new eligible customer receivables to the QSPE, gains (losses) on sales of receivables included in Securitization income declined to a loss of $0.2 million for the three months ended April 30, 2009, from a gain of $6.8 million for the three months ended April 30, 2008.

Insurance commissions have declined due to lower retrospective commissions, which were negatively impacted by higher claims filings due to Hurricanes Gustav and Ike, and lower interest earnings on funds held by the insurance company for the payment of claims. Interest income and other increased $5.7 million due to an increase in the balance of customer receivables that are being retained on-balance sheet to a balance of $144.9 million at April 30, 2009, from $8.8 million in the prior year.

The following table provides key portfolio performance information for the three months ended April 30, 2009 and 2008:

		2009		2008
	ABS (a)	Owned (b)	Total	Total
	(Dollars in thousands)
Interest income and fees	$28,271	$6,509	$34,780	$31,306
Net charge-offs	(5,249)	-	(5,249)	(5,181)
Borrowing costs	(4,530)	-	(4,530)	(5,570)
Amounts included in Finance charges and other	18,492	6,509	25,001	20,555
Net charge-offs in Provision for bad debts	-	(356)	(356)	(155)
Borrowing costs	-	(606)	(606)	-
Net portfolio yield (c)	$18,492	$5,547	$24,039	$20,400

Average portfolio balance	$615,761	$126,780	$742,541	$661,871
Portfolio yield % (annualized)	18.4%	20.5%	18.7%	18.9%
Net charge-off % (annualized)	3.4%	1.1%	3.0%	3.2%

(a)	Off balance sheet portfolio owned by the QSPE and serviced by the Company
(b)	On balance sheet portfolio. Charge-off levels will lag the balance growth.
(c)	Consistent with securitization income, exclusive of the fair value adjustments, for the ABS facility.

			Change
(Dollars in Millions)	2009	2008	$	%
Cost of goods sold	$145.9	$139.1	6.8	4.9
Product gross margin percentage	21.1%	22.7%		-1.6%

Cost of goods sold increased as a percent of net product sales from the 2008 period to the 2009 period due to pricing pressures in retailing in general.

			Change
(Dollars in Millions)	2009	2008	$	%
Cost of service parts sold	$2.6	$2.3	0.3	11.0
As a percent of service revenues	26.4%	23.4%		3.0%

This increase was due primarily to a 16.7% increase in parts sales.

			Change
(Dollars in Millions)	2009	2008	$	%
Selling, general and administrative expense	$62.6	$60.4	2.2	3.7
As a percent of total revenues	27.1%	27.6%		-0.5%

The increase in SG&A expense was largely attributable to the addition of new stores since April 30, 2008, and related increases in employee and employee-related expenses. The decrease in our SG&A expense as a percent of revenues was largely driven by the positive impact of the fair value adjustment related to our Interests in securitized assets on Total revenues, which accounted for approximately 50 basis points of the decrease in SG&A as a percent of revenues. Within SG&A expense lower advertising expense in absolute dollars and reduced fuel expense were offset by increases in rent, credit data processing and credit card processing expenses.

			Change
(Dollars in Millions)	2009	2008	$	%
Provision for bad debts	$1.4	$0.3	1.1	438.6
As a percent of total revenues	0.60%	0.12%		0.48%

The provision for bad debts on Other receivables and Customer receivables retained by us and not eligible to be transferred to the QSPE increased primarily as a result of an increase in the allowance for doubtful accounts of $0.9 million due to the increase in the balance of receivables retained by us. Additionally, as a result of the increase in balances retained by us over the past three fiscal quarters, the amount charged off, net of recoveries, increased approximately $0.2 million. See the notes to the financial statements for information regarding the performance of the credit portfolio.

			Change
(Dollars in Thousands)	2009	2008	$	%
Interest income (expense), net	$(586)	$15	(601)	(4,006.7)

The increase in interest expense was a result of interest incurred on our new revolving credit facility, which is funding the customer receivables being retained on our consolidated balance sheet. In addition, there was a decrease in interest income from invested funds as we used previously invested cash balances to fund growth in customer receivables.

			Change
(Dollars in Millions)	2009	2008	$	%
Provision for income taxes	$6.7	$6.0	0.7	12.0
As a percent of income before income taxes	36.7%	36.1%		0.6%

The provision for income taxes is consistent with the increase in income before income taxes. The prior period provision was reduced by a $0.2 million state tax benefit.

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

As of April 30, 2009, we had additional borrowing capacity of $63.3 million under our revolving credit facility, net of standby letters of credit issued, and $10.0 million under our unsecured bank line of credit immediately available to us for general corporate purposes, $29.7 million under extended vendor terms for purchases of inventory and $54.0 million in commitments available to our QSPE to finance the purchase of eligible customer receivables. In addition to the $63.3 million currently available under the revolving credit facility, an additional $65.2 million will become available as we grow the balance of eligible customer receivables retained by us and total eligible inventory balances. One of the banks in the revolving credit facility anticipates that its capital ratios will be below those prescribed by federal regulators, which could impact its ability to fund future borrowing requests by us. At April 30, 2009, there was approximately $15.3 million of remaining capacity under the bank’s commitment in our revolving credit facility. The principal payments received on receivables held by us and by the QSPE, which averaged approximately $40 million per month during the three months ended April 30, 2009, will also be available each month to fund new receivables generated. The weighted average interest rate on borrowings outstanding under the revolving credit facility at April 30, 2009 was 3.5%, including the interest expense associated with our interest rate swaps.

A summary of the significant financial covenants that govern our revolving credit facility compared to our actual compliance status at April 30, 2009, is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum	1.70 to 1.00	1.30 to 1.00
Leverage ratio must be lower than required maximum	2.32 to 1.00	3.50 to 1.00
Cash recovery percentage must exceed required minimum	5.81%	4.75%
Capital expenditures, net must be lower than required maximum	$15.8 million	$22.0 million

Note: All terms in the above table are defined by the revolving credit facility and may or may not agree directly to the financial statement captions in this document.  The covenants are calculated on a trailing four quarter basis.

We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and the QSPE’s asset-backed securitization facilities.  Based on our current operating plans, we believe that cash generated from operations, available borrowings under our revolving credit facility and unsecured credit line, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and cash flows from the QSPE’s asset-backed securitization program will be sufficient to fund our operations, store expansion and updating activities and capital programs for at least 12 months.  However, there are several factors that could decrease cash available, including:

•	reduced demand or margins for our products;

•	more stringent vendor terms on our inventory purchases;

•	loss of ability to acquire inventory on consignment;

•	increases in product cost that we may not be able to pass on to our customers;

•	reductions in product pricing due to competitor promotional activities;

•	changes in inventory requirements based on longer delivery times of the manufacturers or other requirements which would negatively impact our delivery and distribution capabilities;

•
increases in the retained portion of our receivables portfolio under our current QSPE’s asset-backed securitization program as a result of changes in performance or types of receivables sold (promotional versus non-promotional and primary versus secondary portfolio), or as a result of a change in the mix of funding sources available to the QSPE, requiring higher collateral levels, or limitations on the ability of the QSPE to obtain financing through its commercial paper-based funding sources;

•
reduced availability under our revolving credit facility as a result of borrowing base requirements and the impact on the borrowing base calculation of changes in the performance or eligibility of the receivables financed by that facility;

•
reduced availability under our revolving credit facility or the QSPE’s financing facilities as a result of the inability of any of the financial institutions providing those facilities to fund their commitment,

•
reductions in the capacity or inability to expand the capacity available for financing our receivables portfolio under existing or replacement QSPE asset-backed securitization programs or a requirement that we retain a higher percentage of the credit portfolio under such programs;

•	increases in borrowing costs (interest and administrative fees relative to our receivables portfolio associated with the funding of our receivables);

•	increases in personnel costs or other costs for us to stay competitive in our markets; and

•	the inability of our QSPE to renew all or a portion of its current variable funding note facility at its annual maturity date.

If necessary, in addition to available cash balances, cash flow from operations and borrowing capacity under our revolving facilities, additional cash to fund our growth and increases in receivables balances could be obtained by:

•	reducing capital expenditures for new store openings,

•	taking advantage of longer payment terms and financing available for inventory purchases,

•	utilizing other sources for providing financing to our customers,

•	negotiating to expand the capacity available under existing credit facilities, and

•	accessing equity or debt markets.

During the three months ended April 30, 2009, net cash provided by operating activities decreased to $2.2 million, from $39.5 million provided by operating activities during the three months ended April 30, 2008. Operating cash flows for the current period were impacted primarily by the increased retention of customer accounts receivable on our consolidated balance sheet. The prior period benefitted from an increase in accounts payable balances, due to the timing of inventory purchases and taking advantage of payment terms available from our vendors, and improved funding rates on the sold receivables portfolio, as the QSPE paid off the 2002 Series B bonds. Prior to August 2008, virtually all customer accounts receivable were sold to and funded by our QSPE, resulting in the net cash flow activity from these transactions being reported in cash flows from operating activities. However, the cash flows are different for customer accounts receivable retained by us and financed through our revolving credit facility, with the increase in the accounts receivable balance being reflected as a use of operating cash flows, and borrowings under our revolving credit facility to finance the customer receivables being reflected as financing cash flows. As a result, we expect, as we continue to grow the balance of customer accounts receivable retained by us, the growth will result in a reduction of operating cash flows and an increase in financing cash flows.

As noted above, we offer promotional credit programs to certain customers that provide for “same as cash” or deferred interest interest-free periods of varying terms, generally three, six, 12, 18, 24 and 36 months, and require monthly payments beginning in the month after the sale. The various “same as cash” promotional accounts and deferred interest program accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30.0% of eligible securitized receivables.  If we exceed this 30.0% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period.  The percentage of eligible securitized receivables represented by promotional receivables was 22.6% and 15.0%, as of April 30, 2008 and 2009, respectively. There is no limitation on the amount of “same as cash” or deferred interest program accounts that can be carried as collateral under the revolving credit facility. The percentage of all managed receivables represented by promotional receivables was 15.1% as of April 30, 2009. The weighted average promotional period was 15.4 months and 10.8 months for all promotional receivables outstanding as of April 30, 2008 and 2009, respectively.  The weighted average remaining term on those same promotional receivables was 10.7 months and 7.4 months as of April 30, 2008 and 2009, respectively.  While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables, we receive less income on these receivables, resulting in a reduction of the net interest margin on those receivables.

Net cash used in investing activities decreased by $1.5 million, from $5.3 million used in the fiscal 2009 period to $3.8 million used in the fiscal 2010 period. The net decrease in cash used in investing activities resulted primarily from a decline in purchases of property and equipment in the current year period. As a result of the increase in our new store opening plan, we now estimate that our total capital expenditures for fiscal 2010 will be approximately $13 million to $18 million.

Net cash from financing activities decreased by $3.5 million from $0.2 million provided during the three months ended April 30, 2008, to $3.3 million used during the three months ended April 30, 2009. The decrease was driven primarily by repayments on our revolving credit facility.

Off-Balance Sheet Financing Arrangements

Since we extend credit in connection with a large portion of our retail, service maintenance and credit insurance sales, we have created a qualified special purpose entity, which we refer to as the QSPE or the issuer, to purchase eligible customer receivables from us and to issue medium-term and variable funding notes secured by the receivables to third parties to obtain cash for these purchases. We sell receivables, consisting of retail installment contracts and revolving accounts extended to our customers, to the issuer in exchange for cash and subordinated, unsecured promissory notes. To finance its acquisition of these receivables, the issuer has issued the notes and bonds described below to third parties. The unsecured promissory notes issued to us are subordinate to these third party notes and bonds.

At April 30, 2009, the issuer had issued two series of notes and bonds: the 2002 Series A variable funding note with a total capacity of $300 million and three classes of 2006 Series A bonds with an aggregate amount outstanding of $150 million, of which $6.0 million was required to be placed in a restricted cash account for the benefit of the bondholders. The 2002 Series A variable funding note is composed of a $100 million 364-day tranche, and a $200 million tranche that is annually renewable, at our option until September 2012. The $100 million 364-day tranche matures in August 2009, and we have received initial indications that at least a portion of the commitment will not be renewed. If that is the case, any borrowings outstanding in excess of any portion of the commitment that is renewed, if any, would be required to be paid down using the proceeds from collections on the receivable portfolio. Our current plan is to reduce the balance outstanding under this commitment before the maturity date. If the net portfolio yield, as defined by agreements, falls below 5.0%, then the issuer may be required to fund additions to the cash reserves in the restricted cash accounts. The net portfolio yield was 8.7% at April 30, 2009. Private institutional investors, primarily insurance companies, purchased the 2006 Series A bonds at a weighted fixed rate of 5.75%. The 2006 Series A bonds begin a 20-month amortization of the principal balance in September 2010, with interest-only payments required monthly until that time. The weighted average interest on the variable funding note during the month of April 2009 was 3.3%. On April 28, 2009, one of the banks supporting the commercial paper that funds the variable funding note was downgraded from a rating of P1-A1 to P2-A2. As a result, we expect the QSPE’s borrowing costs to increase until such time, if ever, that the bank’s previous rating is reinstated. At this time we do not expect the downgrade to impact the bank’s ability to meet its funding obligations to the QSPE and initial indications are that the weighted average interest rate on the variable funding note will increase between 25 and 50 basis points as a result of the downgrade.

We continue to service the sold accounts for the QSPE, and we receive a monthly servicing fee, so long as we act as servicer, in an amount equal to .25% multiplied by the average aggregate principal amount of receivables serviced, including the amount of average aggregate defaulted receivables.  The issuer records revenues equal to the interest charged to the customer on the receivables less losses, the cost of funds, the program administration fees paid in connection with either the 2002 Series A or 2006 Series A bond holders, the servicing fee and additional earnings to the extent they are available.

Currently the 2002 Series A variable funding note permits the issuer to borrow funds up to $300 million to purchase receivables from us or make principal payments on other bonds, thereby functioning as a “basket” to accumulate receivables.  As issuer borrowings under the 2002 Series A variable funding note approach the total commitment, the issuer is required to request an increase in the 2002 Series A amount or issue a new series of bonds and use the proceeds to pay down the then outstanding balance of the 2002 Series A variable funding note, so that the basket will once again become available to accumulate new receivables or meet other obligations required under the transaction documents. Given the current state of the securitization market, the QSPE has been unable to issue medium-term notes or increase the availability under the variable funding note program. As of April 30, 2009, borrowings under the 2002 Series A variable funding note were $246.0 million.

We are not directly liable to the lenders under the asset-backed securitization facility.  If the issuer is unable to repay the 2002 Series A note and 2006 Series A bonds due to its inability to collect the sold customer accounts, the issuer could not pay the subordinated notes it has issued to us in partial payment for sold customer accounts, and the 2006 Series A bond holders could claim the balance in its $6.0 million restricted cash account.  We are responsible under a $20.0 million letter of credit that secures the performance of our obligations or services under the servicing agreement as it relates to the transferred assets that are part of the asset-backed securitization facility.

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

A summary of the significant financial covenants that govern the 2002 Series A variable funding note compared to actual compliance status at April 30, 2009, is presented below:

	As reported	Required Minimum/ Maximum
Issuer interest must exceed required minimum	$95.8 million	$84.4 million
Gross loss rate must be lower than required maximum (a)	4.4%	10.0%
Serviced portfolio gross loss rate must be lower than required maximum (b)	3.9%	10.0%
Net portfolio yield must exceed required minimum (a)	8.7%	2.0%
Serviced portfolio net portfolio yield must exceed required minimum (b)	10.1%	2.0%
Payment rate must exceed required minimum (a)	6.4%	3.0%
Serviced portfolio payment rate must exceed required minimum (a)	5.81%	4.75%
Consolidated net worth must exceed required minimum	$358.3 million	$247.6 million

(a)	Calculated for those receivables sold to the QSPE.
(b)	Calculated for the total of receivables sold to the QSPE and those retained by the Company.

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

Both the revolving credit facility and the asset-backed securitization program are significant factors relative to our ongoing liquidity and our ability to meet the cash needs associated with the growth of our business.  Our inability to use either of these programs because of a failure to comply with their covenants would adversely affect our continued growth.  Funding of current and future receivables under the QSPE’s asset-backed securitization program can be adversely affected if we exceed certain predetermined levels of re-aged receivables, size of the secondary portfolio, the amount of promotional receivables, write-offs, bankruptcies or other ineligible receivable amounts.  If the funding under the QSPE’s asset-backed securitization program was reduced or terminated, we would have to draw down our revolving credit facility more quickly than we have estimated.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates under the QSPE’s variable funding note facility are variable and are determined based on the commercial paper rate plus a spread of 2.50%. Accordingly, changes in the prime rate, the commercial paper rate or LIBOR, which are affected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, these credit facilities. Additionally, changes in the credit ratings of our commercial paper facility providers could affect the interest rate on the commercial paper they issue, and therefore our borrowing costs. We are also exposed to interest rate risk through the interest-only strip we receive from our sales of receivables to the QSPE, due to rate variability under the QSPE’s variable funding note discussed above. Since January 31, 2009, our interest rate sensitivity has decreased on the interest-only strip as the variable rate portion of the QSPE’s debt has decreased from $292.5 million, or 66.1% of its total debt, to $246.0 million, or 62.1% of its total debt. As a result, a 100 basis point increase in interest rates on the variable rate debt would increase borrowing costs of the QSPE $2.5 million over a 12-month period, based on the balance outstanding at April 30, 2009.

Interest rates under our revolving credit facility are variable and are determined, at our option, as the base rate, which is the prime rate plus the base rate margin, which ranges from 0.25% to 0.75%, or LIBOR plus the LIBOR margin, which ranges from 2.25% to 2.75%. At April 30, 2009, there was $59.7 million outstanding under this facility. On March 31, 2009, we entered into interest rate swaps with notional amounts totaling $30.0 million to fix the rate on a portion of these balances. As a result, a 100 basis point increase in interest rates on the revolving credit facility would increase our borrowing costs $0.3 million over a 12-month period, based on the balance outstanding at April 30, 2009, after considering the impact of the interest rate swaps.

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

For the quarter ended April 30, 2009, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in routine litigation and claims incidental to our business from time to time. Currently, we do not expect the outcome of any of this routine litigation to have a material affect on our financial condition, results of operations or cash flows. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact our estimate of reserves for litigation.

Texas Attorney General Proceeding.  On May 28, 2009, the Texas Attorney General filed suit against us and our subsidiary, Conn Appliances, Inc., in Texas state District Court of Harris County, Texas, alleging that we engaged in unlawful and deceptive practices in violation of the Texas Deceptive Trade Practices-Consumer Protection Act.  The Attorney General alleges, among other things, that we failed to honor product maintenance and replacement agreements, misled customers about the nature of our product maintenance and replacement arrangements, and engaged in false advertising with respect to our product maintenance and replacement agreements.  The Attorney General sought injunctive relief, civil penalties of up to $20,000 per violation, as well as $250,000 if our conduct financially harmed persons aged 65 or older, restoration of any losses suffered by certain identifiable persons, attorneys’ fees and costs, the disgorgement of all sums taken from consumers, and pre-judgment and post-judgment interest, as provided by law.  While we cannot predict at this time what the possible outcome would be of any resolution or court proceeding, we are reviewing these claims and plan to cooperate with the Texas Attorney General to resolve any potential issues.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The lawsuit filed against us by the Texas Attorney General seeks material civil penalties and other damages.  The costs we incur in defending ourselves or associated with settling this lawsuit, as well as a material final judgment or decree against us, could materially adversely affect our results of operations, stock price and financial position.

Recently, the Texas Attorney General filed a lawsuit against us alleging violations of the Texas Deceptive Trade Practices-Consumer Protection Act regarding our service maintenance and product replacement agreement business activities.  The Attorney General alleges, among other things, that we failed to honor product maintenance and replacement agreements, misled customers about the nature of our product maintenance and replacement arrangements, and engaged in false advertising with respect to our product maintenance and replacement agreements.  If we are found liable, we could be required to pay substantial damages or incur substantial costs as part of an out-of-court settlement, either of which could have a material adverse effect in our results of operations and stock price. Additionally, if we are found liable, the funding we receive under our revolving credit facility and the QSPE’s financing facilities could be negatively impacted. As a result, pay down of the various financing facilities may be required, which could have a material adverse effect on our financial position and ability to fund our operations.

Adverse or negative publicity, including the publicity related to the lawsuit filed against us by the Texas Attorney General, could cause our business to suffer.

An adverse judgment in the lawsuit filed against us by the Texas Attorney General or any negative publicity associated with our service maintenance and replacement program agreements could also adversely affect our reputation and negatively impact our sales.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

CONN’S, INC.

	By:	/s/ Michael J. Poppe
Michael J. Poppe
Chief Financial Officer
(Principal Financial Officer and duly
authorized to sign this report on
behalf of the registrant)

Date: June 4, 2009

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

3.2
Amended and Restated Bylaws of Conn’s, Inc. effective as of June 3, 2008 (incorporated herein by reference to Exhibit 3.2.3 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2008 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 4, 2008).

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

10.9
Loan and Security Agreement dated August 14, 2008, by and among Conn’s, Inc. and the Borrowers thereunder, the Lenders party thereto, Bank of America, N.A, a national banking association, as Administrative Agent and Joint Book Runner for the Lenders, referred to as Agent, JPMorgan Chase Bank, National Association, as Syndication Agent and Joint Book Runner for the Lenders, and Capital One, N.A., as Co-Documentation Agent (incorporated herein by reference to Exhibit 99.1 to Conn’s Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 20,2008).

10.9.1
Intercreditor Agreement dated August 14, 2008, by and among Bank of America, N.A., as the ABL Agent, Wells Fargo Bank, National Association, as Securitization Trustee, Conn Appliances, Inc. as the Initial Servicer, Conn Credit Corporation, Inc., as a borrower, Conn Credit I, L.P., as a borrower and Bank of America, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 99.5 to Conn’s Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 20,2008).

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

10.11.3
Fourth Supplemental Indenture dated August 14, 2008 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.4 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 20, 2008).

10.12
Amended and Restated Series 2002-A Supplement dated September 10, 2007, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.2 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on September 11, 2007).

10.12.1
Supplement No. 1 to Amended and Restated Series 2002-A Supplement dated August 14, 2008, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.2 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 20, 2008).

10.12.2
Amended and Restated Note Purchase Agreement dated September 10, 2007 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.3 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on September 11, 2007).

10.12.3
Second Amended and Restated Note Purchase Agreement dated August 14, 2008 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.3 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 20, 2008).

10.12.4
Amendment No. 1 to Second Amended and Restated Note Purchase Agreement dated August 28, 2008 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12.4 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2008 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 28, 2008).

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

10.14.1
First Amendment to Executive Employment Agreement between Conn’s, Inc. and Thomas J. Frank, Sr., Approved by the stockholders May 26, 2005 (incorporated herein by reference to Exhibit 10.15.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2005 (file No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2005).[t]

10.14.2	Executive Retirement Agreement between Conn’s, Inc. and Thomas J. Frank, Sr., approved by the Board of Directors June 2, 2009 (filed herewith).

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

10.17.5
Amendment #5 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of April 7, 2007 (incorporated herein by reference to Exhibit 10.18.5 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2007 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2007).

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

11.1	Statement re: computation of earnings per share is included under Note 1 to the financial statements.

12.1	Statement of computation of Ratio of Earnings to Fixed Charges (filed herewith).

21
Subsidiaries of Conn's, Inc. (incorporated herein by reference to Exhibit 21 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2007 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

99.1	Subcertification by Chairman of the Board in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.2	Subcertification by President – Retail Division in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.3	Subcertification by President – Credit Division in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.4	Subcertification by Treasurer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

99.5	Subcertification by Secretary in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

99.6
Subcertification of Chairman of the Board, Chief Operating Officer, Treasurer and Secretary in support of Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

[t]	Management contract or compensatory plan or arrangement.