Form 10-Q
period 2009-07-31
CONNS INC
filed 2009-08-27
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009	Commission File Number 000-50421

CONN'S, INC.
(Exact name of registrant as specified in its charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]  No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 25, 2009:

Class	Outstanding
Common stock, $.01 par value per share	22,457,486

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Conn's, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
Assets	January 31, 2009	July 31, 2009
Current assets		(unaudited)
Cash and cash equivalents	$11,798	$4,852
Other accounts receivable, net of allowance of $60 and $64, respectively	32,878	22,763
Customer accounts receivable, net of allowance of $2,338 and $4,432 respectively	61,125	115,696
Interests in securitized assets	176,543	164,090
Inventories	95,971	100,867
Deferred income taxes	13,354	14,333
Prepaid expenses and other assets	5,933	10,618
Total current assets	397,602	433,219
Long-term portion of customer accounts receivable, net of
allowance of $1,575 and $2,819, respectively	41,172	73,573
Property and equipment
Land	7,682	7,682
Buildings	12,011	13,005
Equipment and fixtures	21,670	22,336
Transportation equipment	2,646	2,725
Leasehold improvements	83,361	88,347
Subtotal	127,370	134,095
Less accumulated depreciation	(64,819)	(71,275)
Total property and equipment, net	62,551	62,820
Goodwill, net	9,617	9,617
Non-current deferred income tax asset	2,035	3,597
Other assets, net	3,652	3,545
Total assets	$516,629	$586,371
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$5	$60
Accounts payable	57,809	47,708
Accrued compensation and related expenses	11,473	7,551
Accrued expenses	23,703	25,024
Income taxes payable	4,334	2,665
Deferred revenues and allowances	21,207	20,070
Total current liabilities	118,531	103,078
Long-term debt	62,912	130,235
Fair value of interest rate swaps	-	231
Deferred gains on sales of property	1,036	968
Stockholders' equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value, 40,000,000 shares authorized;
24,167,445 and 24,180,692 shares issued at January 31, 2009 and July 31, 2009, respectively)	242	242
Additional paid-in capital	103,553	104,942
Accumulated other comprehensive income (loss)	-	(150)
Retained earnings	267,426	283,896
Treasury stock, at cost, 1,723,205 and 1,723,205 shares, respectively	(37,071)	(37,071)
Total stockholders' equity	334,150	351,859
Total liabilities and stockholders' equity	$516,629	$586,371

See notes to consolidated financial statements.

Conn's, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except earnings per share)

	Three Months Ended July 31,		Six Months Ended July 31,

	2008	2009	2008	2009

Revenues
Product sales	$175,240	$175,389	$355,151	$360,206
Service maintenance agreement commissions, net	9,911	8,858	19,881	18,648
Service revenues	5,488	6,052	10,680	11,596

Total net sales	190,639	190,299	385,712	390,450

Finance charges and other	29,105	29,821	55,657	59,606
Net (decrease) increase in fair value	(1,212)	91	(4,279)	1,481

Total finance charges and other	27,893	29,912	51,378	61,087

Total revenues	218,532	220,211	437,090	451,537

Cost and expenses
Cost of goods sold, including warehousing
and occupancy costs	136,787	140,761	275,845	286,631
Cost of parts sold, including warehousing
and occupancy costs	2,264	2,797	4,594	5,384
Selling, general and administrative expense	62,900	64,867	123,268	127,492
Provision for bad debts	333	2,746	592	4,141

Total cost and expenses	202,284	211,171	404,299	423,648

Operating income	16,248	9,040	32,791	27,889
Interest (income) expense, net	(85)	942	(100)	1,528
Other (income) expense, net	128	(13)	106	(21)

Income before income taxes	16,205	8,111	32,785	26,382

Provision for income taxes	5,993	3,162	11,977	9,912

Net income	$10,212	$4,949	$20,808	$16,470

Earnings per share
Basic	$0.46	$0.22	$0.93	$0.73
Diluted	$0.45	$0.22	$0.92	$0.73
Average common shares outstanding
Basic	22,407	22,454	22,395	22,450
Diluted	22,620	22,660	22,591	22,675

See notes to consolidated financial statements.

Conn's, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Six Months Ended July 31, 2009
(unaudited)
(in thousands, except descriptive shares)

				Other
			Additional	Compre-
	Common Stock		Paid-in	hensive	Retained	Treasury
	Shares	Amount	Capital	Income	Earnings	Stock	Total

Balance January 31, 2009	24,167	$242	$103,553	$-	$267,426	$(37,071)	$334,150

Issuance of shares of common
stock under Employee
Stock Purchase Plan	13		117				117

Stock-based compensation			1,272				1,272

Net income					16,470		16,470

Adjustment of fair value of
interest rate swaps
net of tax of $81				(150)			(150)

Total comprehensive income							16,320

Balance July 31, 2009	24,180	$242	$104,942	$(150)	$283,896	$(37,071)	$351,859

See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)
	Six Months Ended July 31,
	2008	2009

Cash flows from operating activities
Net income	$20,808	$16,470
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,286	6,660
Amortization / (Accretion), net	(481)	525
Provision for bad debts	592	4,141
Stock-based compensation	1,721	1,272
Discounts on promotional credit	2,900	1,485
(Gains) losses on interest in securitized assets	(15,408)	(1,358)
(Increase) decrease in fair value of securitized assets	4,279	1,481
Provision for deferred income taxes	(3,904)	(1,585)
(Gains) losses on sales of property and equipment	106	(9)
Changes in operating assets and liabilities:
Customer accounts receivable	(2,907)	(92,166)
Other accounts receivable	5,910	10,128
Interest in securitized assets	11,631	11,388
Inventory	(14,909)	(4,896)
Prepaid expenses and other assets	(3,889)	999
Accounts payable	26,525	(10,101)
Accrued expenses	3,932	(2,601)
Income taxes payable	(218)	(8,229)
Deferred revenue and allowances	3,214	(747)
Net cash provided by (used in) operating activities	46,188	(67,143)
Cash flows from investing activities
Purchases of property and equipment	(10,825)	(6,763)
Proceeds from sales of property	57	22
Net cash used in investing activities	(10,768)	(6,741)
Cash flows from financing activities
Proceeds from stock issued under employee benefit plans	391	117
Borrowings under lines of credit	600	198,361
Payments on lines of credit	(600)	(131,159)
Increase in deferred financing costs	-	(378)
Payment of promissory notes	(60)	(3)
Net cash provided by financing activities	331	66,938
Net change in cash	35,751	(6,946)
Cash and cash equivalents
Beginning of the year	11,015	11,798
End of period	$46,766	$4,852

Supplemental disclosure of non-cash activity
Cash interest received from interests in securitized assets	$14,917	$23,002
Cash proceeds from new securitizations	217,213	81,156
Cash flows from servicing fees	12,860	12,621
Purchases of property and equipment financed by notes payable	-	179

See notes to consolidated financial statements.

Conn’s , Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
July 31, 2009

1.  Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.  Operating results for the three and six month period ended July 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010.  The financial statements should be read in conjunction with the Company’s (as defined below) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed on March 26, 2009.

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

Fair Value of Financial Instruments.    The fair value of cash and cash equivalents, receivables retained on our balance sheet, and notes and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of the Company’s interests in securitized receivables is determined by estimating the present value of future expected cash flows using management’s best estimates of the key assumptions, including credit losses, forward yield curves and discount rates commensurate with the risks involved. See Note 2. The fair value of the Company’s long-term debt is determined by estimating the present value of future cash flows as if the debt were being carried at the interest rate the Company would currently incur if it were to complete a similar transaction.  The fair value of the Company’s long-term debt as of July 31, 2009 was approximately $125.3 million, based on the assumption that the interest spread would be approximately 200 basis points higher than the current spread in the revolving facility.  The carrying amount of the long-term debt as of July 31, 2009 was approximately $130.2 million.

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

Earnings Per Share. In accordance with SFAS No. 128, Earnings per Share, the Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any stock options granted, as calculated under the treasury-stock method. The weighted average number of anti-dilutive stock options not included in calculating diluted EPS was 1.1 million for the three and six months ended July 31, 2008 and 1.5 million for the three and six months ended July 31, 2009.

The following table sets forth the shares outstanding for the earnings per share calculations:

	Three Months Ended
	July 31,
	2008	2009

Common stock outstanding, net of treasury stock, beginning of period	22,401,836	22,452,045
Weighted average common stock issued in stock option exercises	3,696	-
Weighted average common stock issued to employee stock purchase plan	1,587	1,893
Shares used in computing basic earnings per share	22,407,119	22,453,938
Dilutive effect of stock options, net of assumed repurchase of treasury stock	213,300	206,360
Shares used in computing diluted earnings per share	22,620,419	22,660,298

	Six Months Ended
	July 31,
	2008	2009

Common stock outstanding, net of treasury stock, beginning of period	22,374,966	22,444,240
Weighted average common stock issued in stock option exercises	16,170	-
Weighted average common stock issued to employee stock purchase plan	3,755	6,247
Shares used in computing basic earnings per share	22,394,891	22,450,487
Dilutive effect of stock options, net of assumed repurchase of treasury stock	195,665	224,085
Shares used in computing diluted earnings per share	22,590,556	22,674,572

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

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1 (collectively, "FSP FAS 107-1"), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. The FSP FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods. Under FSP FAS 107-1, the Company will be required to include disclosures about the fair value of its financial instruments whenever it issues financial information for interim reporting periods. In addition, the Company will be required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The Company adopted the provisions of FSP FAS 107-1 which became effective for periods ending after June 15, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS No. 165, which became effective for interim and annual reporting periods ending after June 15, 2009. Subsequent events have been evaluated through the date and time the financial statements were issued on August 27, 2009. No material subsequent events have occurred since July 31, 2009 that required recognition or disclosure in the Company’s current period financial statements.

Recently Issued Accounting Pronouncements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SAS 166”). SFAS 166 revises SFAS No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. After the effective date, the concept of a qualifying special-purpose entity will no longer be relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 166 will have on its consolidated financial statements as it relates to its qualifying special purpose entity.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

b.
The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 167 will have on its consolidated financial statements, specifically as it relates to its qualifying special purpose entity.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“FAS 168”). The standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company for the third quarter of the fiscal year ended January 31, 2010, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending October 31, 2009, and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

For the three and six months ended July 31, 2009, Finance charges and other included a non-cash increase in the fair value our Interests in securitized assets of $0.1 million and $1.5 million, respectively, reflecting primarily a lower risk premium included in the discount rate inputs during the six months ended July 31, 2009. Based on a review of the changes in market risk premiums during the six months ended July 31, 2009, and discussions with its investment bankers and financial advisors, the Company estimated that a market participant would require a risk premium that was approximately 200 basis points less than was utilized at April 30, 2009, and 450 basis points less than was utilized at January 31, 2009. As a result, the Company decreased the weighted average discount rate input from 30.0% at January 31, 2009 to 27.4% at April 30, 2009, and to 25.5% at July 31, 2009, after reflecting a 2 basis point decrease in the risk-free interest rate included in the discount rate input at April 30, 2009, and a further 1 basis point decrease at July 31, 2009. These changes, partially offset by changes in the funding mix inputs utilized and other input changes which decreased the fair value, resulted in an increase in fair value for the six month period ended July 31, 2009 (see reconciliation of the balance of interests in securitized assets below). The changes in fair value resulted in an increase in Income before taxes of $0.1 million and $1.5 million, an increase in net income of $0.1 million and $1.0 million for the three and six months ended July 31, 2009, respectively, and an increase in basic and diluted earnings per share of $0.04 for the six months ended July 31, 2009.

If a market participant were to require a return on investment that is 10% higher than estimated in the Company’s calculation, the fair value of its interest in securitized assets would be decreased by $3.8 million as of July 31, 2009. The Company will continue to monitor financial market conditions and, each quarter, as it reassesses the inputs used, may adjust its inputs up or down, including the risk premiums it estimates a market participant would use. As the financial markets and general economic conditions fluctuate, the Company will likely be required to record additional non-cash gains and losses in future periods.

The following is a reconciliation of the beginning and ending balances of the Interests in securitized assets and the beginning and ending balances of the servicing liability for the three months ended July 31, 2008 and 2009 (in thousands):

	Three Months Ended
	July 31,
	2008	2009
Reconciliation of Interests in Securitized Assets:

Balance of Interests in securitized assets at beginning of period	$168,900	$170,602

Amounts recorded in Finance charges and other:
Gains associated with changes in portfolio balances	15	416
Changes in fair value due to assumption changes:
Fair value increase (decrease) due to changing portfolio yield	(119)	(469)
Fair value increase (decrease) due to lower (higher) projected interest rates	(1,036)	(324)
Fair value increase (decrease) due to changes in funding mix	198	(2,200)
Fair value increase (decrease) due to change in risk-free interest rate
component of discount rate	(686)	12
Fair value increase (decrease) due to change in risk premium included
in discount rate	-	2,830
Other changes	491	(227)
Net change in fair value due to assumption changes	(1,152)	(378)

Net Gains (Losses) included in Finance charges and other (a)	(1,137)	38

Change in balance of subordinated security and equity interest due to
transfers of receivables	9,885	(6,550)

Balance of Interests in securitized assets at end of period	$177,648	$164,090

Reconciliation of Servicing Liability:

Balance of servicing liability at beginning of period	$1,204	$1,038

Amounts recorded in Finance charges and other:
Increase (decrease) associated with change in portfolio balances	52	(78)
Increase (decrease) due to change in discount rate	(1)	13
Other changes	24	12
Net change included in Finance charges and other (b)	75	(53)

Balance of servicing liability at end of period	$1,279	$985

Net increase (decrease) in fair value included
in Finance charges and other (a) - (b)	$(1,212)	$91

The following is a reconciliation of the beginning and ending balances of the Interests in securitized assets and the beginning and ending balances of the servicing liability for the six months ended July 31, 2008 and 2009 (in thousands):

	Six Months Ended
	July 31,
	2008	2009
Reconciliation of Interests in Securitized Assets:

Balance of Interests in securitized assets at beginning of period	$178,150	$176,543

Amounts recorded in Finance charges and other:
Gains associated with changes in portfolio balances	167	681
Changes in fair value due to assumption changes:
Fair value increase (decrease) due to changing portfolio yield	(816)	(476)
Fair value increase (decrease) due to lower (higher) projectedinterest rates	(123)	133
Fair value increase (decrease) due to changes in funding mix	1,253	(4,886)
Fair value increase (decrease) due to change in risk-free interest rate
component of discount rate	(238)	23
Fair value increase (decrease) due to change in risk premium included
in discount rate	(5,128)	6,497
Other changes	688	(663)
Net change in fair value due to assumption changes	(4,364)	628

Net Gains (Losses) included in Finance charges and other (a)	(4,197)	1,309

Change in balance of subordinated security and equity interest due to
transfers of receivables	3,695	(13,762)

Balance of Interests in securitized assets at end of period	$177,648	$164,090

Reconciliation of Servicing Liability:

Balance of servicing liability at beginning of period	$1,197	$1,157

Amounts recorded in Finance charges and other:
Increase (decrease) associated with change in portfolio balances	86	(179)
Increase (decrease) due to change in discount rate	(20)	30
Other changes	16	(23)
Net change included in Finance charges and other (b)	82	(172)

Balance of servicing liability at end of period	$1,279	$985

Net increase (decrease) in fair value included
in Finance charges and other (a) - (b)	$(4,279)	$1,481

3.      Supplemental Disclosure of Revenue

The following is a summary of the classification of the amounts included as Finance charges and other for the three and six months ended July 31, 2008 and 2009 (in thousands):

	Three Months ended		Six Months ended
	July 31,		July 31,
	2008	2009	2008	2009

Securitization income:
Servicing fees received	$6,406	$5,994	$12,860	$12,621
Gains (losses) on sale of receivables, net	8,578	(1,189)	15,408	(1,358)
Change in fair value of securitized assets	(1,212)	91	(4,279)	1,481
Interest earned on retained interests	7,710	10,968	14,832	23,002
Total securitization income	21,482	15,864	38,821	35,746
Insurance commissions	5,735	5,031	10,940	9,701
Interest income from receivables not sold and other	676	9,017	1,617	15,640
Finance charges and other	$27,893	$29,912	$51,378	$61,087

4.      Interests in Securitized Receivables

The Company has an agreement to sell customer receivables.  As part of this agreement, the Company sells eligible retail installment contracts and revolving receivable accounts to a QSPE that pledges the transferred accounts to a trustee for the benefit of investors. The following table summarizes the availability of funding under the Company’s securitization program at July 31, 2009 (in thousands):

	Capacity	Utilized	Available
2002 Series A	$300,000	$210,000	$90,000
2006 Series A – Class A	90,000	90,000	-
2006 Series A – Class B	43,333	43,333	-
2006 Series A – Class C	16,667	16,667	-
Total	$450,000	$360,000	$90,000

The 2002 Series A program functions as a credit facility to fund the initial transfer of eligible receivables. When the facility approaches a predetermined amount, the QSPE (Issuer) is required to seek financing to pay down the outstanding balance in the 2002 Series A variable funding note. The amount paid down on the facility then becomes available to fund the transfer of new receivables or to meet required principal payments on other series as they become due. The new financing could be in the form of additional notes, bonds or other instruments as the market and transaction documents might allow. The 2002 Series A program is divided into two tranches: a $100 million 364-day tranche with a maturity date in August 2009, and a $200 million tranche that is renewable annually, at our option, until September 2012. The $10 million balance that was outstanding at July 31, 2009 on the $100 million 364-day tranche was paid in full during August 2009, and the facility expired and was not renewed. The 2006 Series A program, which was consummated in August 2006, is non-amortizing for the first four years and officially matures in April 2017. However, it is expected that the principal payments, which begin in September 2010, will retire the bonds prior to that date.

The agreement contains certain covenants requiring the maintenance of various financial ratios and receivables performance standards. As part of the securitization program, the Company and Issuer arranged for the issuance of a stand-by letter of credit in the amount of $20.0 million to provide assurance to the trustee on behalf of the bondholders that funds collected monthly by the Company, as servicer, will be remitted as required under the base indenture and other related documents. The letter of credit expires in August 2010, and the maximum potential amount of future payments is the face amount of the letter of credit. The letter of credit is callable, at the option of the trustee, if the Company, as servicer, fails to make the required monthly payments of the cash collected to the trustee.

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

The fair values of the Company’s interest in securitized assets were as follows (in thousands):

	January 31,	July 31,
	2009	2009
Interest-only strip	$31,958	$26,176
Subordinated securities	144,585	137,914
Total fair value of interests in securitized assets	$176,543	$164,090

The table below summarizes valuation assumptions used for each period presented:

	January 31,	April 30,	July 31,
	2009	2009	2009
Net interest spread
Primary installment	14.5%	14.7%	14.6%
Primary revolving	14.5%	14.7%	14.6%
Secondary installment	14.1%	13.9%	12.9%
Expected losses
Primary installment	3.4%	3.5%	3.5%
Primary revolving	3.4%	3.5%	3.5%
Secondary installment	5.5%	5.3%	5.4%
Projected expense
Primary installment	3.9%	4.0%	4.0%
Primary revolving	3.9%	4.0%	4.0%
Secondary installment	3.9%	4.0%	4.0%
Discount rates
Primary installment	29.2%	26.7%	24.8%
Primary revolving	29.2%	26.7%	24.8%
Secondary installment	33.2%	30.7%	28.8%

At July 31, 2009, key economic assumptions and the sensitivity of the current fair value of the interests in securitized assets to immediate 10% and 20% adverse changes in those assumptions are as follows (dollars in thousands):

	Primary	Primary	Secondary
	Portfolio	Portfolio	Portfolio
	Installment	Revolving	Installment
Fair value of interest in securitized assets	$122,921	$8,824	$32,345

Expected weighted average life	1.3 years	1.1 years	1.7 years

Net interest spread assumption	14.6%	14.6%	12.9%
Impact on fair value of 10% adverse change	$3,979	$286	$1,256
Impact on fair value of 20% adverse change	$7,840	$563	$2,471
Expected losses assumptions	3.5%	3.5%	5.4%
Impact on fair value of 10% adverse change	$951	$68	$532
Impact on fair value of 20% adverse change	$1,894	$136	$1,057
Projected expense assumption	4.0%	4.0%	4.0%
Impact on fair value of 10% adverse change	$1,077	$77	$409
Impact on fair value of 20% adverse change	$2,153	$155	$818
Discount rate assumption	24.8%	24.8%	28.8%
Impact on fair value of 10% adverse change	$2,654	$190	$965
Impact on fair value of 20% adverse change	$5,184	$372	$1,875

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

The following tables present quantitative information about the receivables portfolios managed by the Company (in thousands):

	Total Principal Amount of		Principal Amount Over		Principal Amount
	Receivables		60 Days Past Due (1)		Reaged (1)
	January 31,	July 31,	January 31,	July 31,	January 31,	July 31,
	2009	2009	2009	2009	2009	2009
Primary portfolio:
Installment	$551,838	$561,879	$33,126	$35,809	$88,224	$88,092
Revolving	38,084	31,225	2,027	1,872	2,401	2,074
Subtotal	589,922	593,104	35,153	37,681	90,625	90,166
Secondary portfolio:
Installment	163,591	152,774	19,988	19,361	50,537	50,621
Total receivables managed	753,513	745,878	55,141	57,042	141,162	140,787
Less receivables sold	645,715	545,885	52,214	51,182	131,893	127,670
Receivables not sold	107,798	199,993	$2,927	$5,860	$9,269	$13,117
Allowance for uncollectible accounts	(3,913)	(7,251)
Allowances for promotional credit programs	(1,588)	(3,473)
Current portion of customer accounts
receivable, net	61,125	115,696
Long-term customer accounts
receivable, net	$41,172	$73,573

(1) Amounts are based on end of period balances and accounts could be represented in both the past due and reaged columns shown above.

	Average Balances		Net Credit Charge-offs (2)		Average Balances		Net Credit Charge-offs (2)
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	July 31,		July 31,		July 31,		July 31,
	2008	2009	2008	2009	2008	2009	2008	2009
Primary portfolio:
Installment	$480,369	$556,386			$473,629	$552,956
Revolving	43,158	31,467			45,220	33,479
Subtotal	523,527	587,853	$3,422	$4,485	518,849	586,435	$7,010	$8,401
Secondary portfolio:
Installment	158,900	154,225	1,333	1,915	153,613	156,983	3,081	3,604
Total receivables managed	682,427	742,078	4,755	6,400	672,462	743,418	10,091	12,005
Less receivables sold	673,854	569,494	4,544	5,843	663,727	593,048	9,725	11,092
Receivables not sold	$8,573	$172,584	$211	$557	$8,735	$150,370	$366	$913

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

Debt consisted of the following at the period ends (in thousands):

	January 31,	July 31,
	2009	2009

Revolving credit facility for $210 million maturing in August 2011	$62,900	$130,102
Unsecured revolving line of credit for $10 million maturing in September 2009	-	-
Other long-term debt	17	193
Total debt	62,917	130,295
Less current portion of debt	5	60
Long-term debt	$62,912	$130,235

The Company’s revolving credit facility provides it the ability to utilize letters of credit to secure its obligations as the servicer under its QSPE’s asset-backed securitization program, deductibles under the Company’s property and casualty insurance programs and international product purchases, among other acceptable uses. At July 31, 2009, the Company had outstanding letters of credit of $21.7 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $21.7 million as of July 31, 2009.  As of July 31, 2009, the Company had approximately $38.3 million under its revolving credit facility, net of standby letters of credit issued, and $10.0 million under its unsecured bank line of credit immediately available for general corporate purposes.  The Company also had $19.9 million that may become available under its revolving credit facility as it grows the balance of eligible customer receivables it retains and its total eligible inventory balances.

The Company held interest rate swaps with notional amounts totaling $40.0 million as of July 31, 2009, with terms extending through July 2011 for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of its variable-rate debt, based on changes in the benchmark one-month LIBOR interest rate. Changes in the cash flows of the interest rate swaps are expected to exactly offset the changes in cash flows (changes in base interest rate payments) attributable to fluctuations in the LIBOR interest rate.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

For information on the location and amounts of derivative fair values in the statement of operation, see the tables presented below (in thousands):

	Fair Values of Derivative Instruments

	Liability Derivatives
	January 31, 2009		July 31, 2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as
hedging instruments under
Statement 133
Interest rate contracts	Other liabilities	$-	Other liabilities	$231

Total derivatives designated
as hedging instruments
under Statement 133		$-		$231

Amount of
Gain or (Loss)
				Amount of			Recognized in
				Gain or (Loss)		Location of	Income on
	Amount of			Reclassified		Gain or (Loss)	Derivative
	Gain or (Loss)		Location of	from		Recognized in	(Ineffective
	Recognized		Gain or (Loss)	Accumulated		Income on	Portion
	in OCI on		Reclassified	OCI into		Derivative	and Amount
	Derivative		from	Income		(Ineffective	Excluded from
Derivatives in	(Effective		Accumulated	(Effective		Portion	Effectiveness
Statement	Portion)		OCI into	Portion)		and Amount	Testing)
133 Cash Flow	Three Months Ended		Income	Three Months Ended		Excluded from	Three Months Ended
Hedging	July 31,	July 31,	(Effective	July 31,	July 31,	Effectiveness	July 31,	July 31,
Relationships	2008	2009	Portion)	2008	2009	Testing)	2008	2009
Interest Rate			Interest income/			Interest income/
Contracts	$-	$(69)	(expense)	$-	$(75)	(expense)	$-	$-

Total	$-	$(69)		$-	$(75)		$-	$-

Amount of
Gain or (Loss)
				Amount of			Recognized in
				Gain or (Loss)		Location of	Income on
	Amount of			Reclassified		Gain or (Loss)	Derivative
	Gain or (Loss)		Location of	from		Recognized in	(Ineffective
	Recognized		Gain or (Loss)	Accumulated		Income on	Portion
	in OCI on		Reclassified	OCI into		Derivative	and Amount
	Derivative		from	Income		(Ineffective	Excluded from
Derivatives in	(Effective		Accumulated	(Effective		Portion	Effectiveness
Statement	Portion)		OCI into	Portion)		and Amount	Testing)
133 Cash Flow	Six Months Ended		Income	Six Months Ended		Excluded from	Six Months Ended
Hedging	July 31,	July 31,	(Effective	July 31,	July 31,	Effectiveness	July 31,	July 31,
Relationships	2008	2009	Portion)	2008	2009	Testing)	2008	2009
Interest Rate			Interest income/			Interest income/
Contracts	$-	$(150)	(expense)	$-	$(92)	(expense)	$-	$-

Total	$-	$(150)		$-	$(92)		$-	$-

6.  Contingencies

Legal Proceedings.  On May 28, 2009, the Texas Attorney General filed suit against the Company in the Texas state District Court of Harris County, Texas, alleging that they engaged in unlawful and deceptive practices in violation of the Texas Deceptive Trade Practices-Consumer Protection Act.  The Attorney General alleges, among other things, that the Company failed to honor product maintenance and replacement agreements, misled customers about the nature of product maintenance and replacement arrangements sold, and engaged in false advertising with respect to product maintenance and replacement agreements.  The Attorney General sought injunctive relief, civil penalties of up to $20,000 per violation, as well as $250,000 if the conduct financially harmed persons aged 65 or older, restoration of any losses suffered by certain identifiable persons, attorneys’ fees and costs, the disgorgement of all sums taken from consumers, and pre-judgment and post-judgment interest, as provided by law.  While the Company cannot predict at this time what the possible outcome would be of any resolution or court proceeding, the Company is currently reviewing these claims and plans to cooperate with the Texas Attorney General to resolve any potential issues.  An adverse outcome could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

The Company is also involved in routine litigation and claims incidental to its business from time to time, and, as required, has accrued its estimate of the probable costs for the resolution of these matters. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. Currently, the Company does not expect the outcome of any of this routine litigation to have a material affect on its financial condition, results of operations or cash flows. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact the Company’s estimate of reserves for litigation.

Service Maintenance Agreement Obligations. The Company sells service maintenance agreements that extend the period of covered warranty service on the products the Company sells. For certain of the service maintenance agreements sold, the Company is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The typical term for these agreements is between 12 and 36 months. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sale and recorded in revenues in the statement of operations over the life of the agreements. The amounts of service maintenance agreement revenue deferred at January 31, 2009, and July 31, 2009, are $4.5 million and $4.3 million, respectively, and are included in Deferred revenue and allowances in the accompanying consolidated balance sheets. The following table presents a reconciliation of the beginning and ending balances of the deferred revenue on the Company’s service maintenance agreements and the amount of claims paid under those agreements (in thousands):

Reconciliation of deferred revenues on service maintenance agreements	Six Months Ended
	July 31,
	2008	2009

Balance in deferred revenues at beginning of period	$4,369	$4,478
Revenues earned during the period	(2,814)	(2,942)
Revenues deferred on sales of new agreements	3,096	2,770
Balance in deferred revenues at end of period	$4,651	$4,306

Total claims incurred during the period, excludes selling expenses	$1,037	$1,421

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

•	the ability of the financial institutions providing lending facilities to the Company or the QSPE to fund their commitments;

•	the effect of any downgrades by rating agencies of our or our QSPE’s lenders on borrowing costs;

•	the effect on our or our QSPE’s borrowing cost of changes in laws and regulations affecting the providers of debt financing;

•	the effect on our or our QSPE’s ability to meet debt covenant requirements;

•	the cost of any renewed or replacement credit facilities;

•	the effect of rising interest rates that could increase our cost of borrowing or reduce securitization income;

•	the effect of rising interest rates or borrowing spreads that could increase our cost of borrowing or reduce securitization income;

•	the effect of rising interest rates on mortgage borrowers that could impair our customers’ ability to make payments on outstanding credit accounts;

•	our inability to make customer financing programs available that allow consumers to purchase products at levels that can support our growth;

•	the potential for deterioration in the delinquency status of the sold or owned credit portfolios or higher than historical net charge-offs in the portfolios could adversely impact earnings;

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

Our business is moderately seasonal, with a greater share of our revenues, pretax and net income realized during the quarter ending January 31, due primarily to the holiday selling season.

Executive Overview

This narrative is intended to provide an executive level overview of our operations for the three and six months ended July 31, 2009.  A detailed explanation of the changes in our operations for this period as compared to the prior year period is included under Results of Operations. Some of the more specific items impacting our operating and pretax income were:

•
For the three months ended July 31, 2009, compared to the same period last year, Total net sales decreased 0.2% and Finance charges and other increased 2.5%. Total revenues increased 0.8% including the impact of the fair value adjustments related to our Interests in securitized assets in both periods, while same store sales decreased 5.2% for the quarter ended July 31, 2009. The same store sales decline was primarily driven by increasingly challenging economic conditions in our markets and the decline in average selling prices on flat-panel televisions. For the six months ended July 31, 2009, compared to the same period last year, Total net sales increased 1.2% and Finance charges and other increased 7.1%. Total revenues increased 3.3%, including the impact of the fair value adjustments related to our Interests in securitized assets in both periods, while same store sales decreased 4.9% during the six months ended July 31, 2009. In addition to the factors stated above, same stores sales for the six month period were impacted by Circuit City’s liquidation sales during February and March of 2009. During the three- and six-month periods, growth in furniture and mattresses and appliances was offset by declines in the consumer electronics and lawn and garden categories and service maintenance agreement commissions.

•
Deferred interest and ”same as cash” plans under our consumer credit programs continue to be an important part of our sales promotion plans and are utilized to provide a wide variety of financing to enable us to appeal to a broader customer base.  For the three and six months ended July 31, 2009, $32.0 million, or 18.3% and $59.2 million, or 16.4%, respectively, of our product sales were financed by our deferred interest and “same as cash” plans. For the comparable period in the prior year, product sales financed by our deferred interest and “same as cash” sales were $35.2 million, or 20.1% and $88.1 million, or 26.7%. Our promotional credit programs (same as cash and deferred interest programs), which require monthly payments, are reserved for our highest credit quality customers, thereby reducing the overall risk in the portfolio, and are typically used to finance sales of our highest margin products.  We expect to continue to offer promotional credit in the future, including the use of third-party consumer credit programs, which financed $3.1 million of our product sales during the six months ended July 31, 2009.

•	Our gross margin decreased from 36.4% to 34.8% for the three months ended July 31, 2009, when compared to the same period in the prior year. The decrease resulted primarily from:

•
a reduction in product gross margins from 21.9% to 19.7% for the three months ended July 31, 2008, and 2009, respectively, which negatively impacted the total gross margin by 180 basis points. The product gross margins were negatively impacted by a highly price competitive retail market,

•
a change in the revenue mix, such that service maintenance agreement commissions, which have the highest gross margin, contributed a smaller percentage of total revenues in the quarter ended July 31, 2009, resulting in an decrease in the total gross margin of approximately 10 basis points, and

•
partially offset by a favorable non-cash fair value adjustment related to our Interests in securitized assets of $0.1 million in the current year period, as compared to a $1.2 million non-cash decrease in the prior year period, which accounted for a 40 basis point increase,

Our gross margin decreased from 35.8% to 35.3% for the six months ended July 31, 2009, when compared to the same period in the prior year. The decline was a result of trends similar to those discussed for the three months ended July 31, 2009.

•
Finance charges and other increased 2.5% and 7.1% for the three and six months ended July 31, 2009 when compared to the same period last year, benefitting from growth in interest income earned on customer receivables retained on the balance sheet and a favorable non-cash fair value adjustment related to our Interests in securitized assets. As a result of the increase in the balance of receivables retained on our balance sheet, Interest income and other increased $8.4 million and $14.1 million for the three and six months ended July 31, 2009, as compared to the prior year period.  Securitization income decreased primarily due to the reduction in the volume of receivables sold to the QSPE, partially offset by a favorable non-cash fair value adjustment related to our Interests in securitized assets of $0.1 million and $1.5 million for the three and six months included in the current year period, as compared to $1.2 million and $4.3 million non-cash decreases in fair value included in the three and six month periods of the prior year, respectively. The increase in fair value of our Interests in securitized assets was primarily the result of a decrease in the estimated risk premium expected by a market participant included in the discount rate input used to determine the fair value of our interests in securitized assets, partially offset by a decrease in fair value associated with changes in the funding mix and other inputs used.

•
During the three months ended July 31, 2009, Selling, general and administrative (SG&A) expense increased as a percent of revenues to 29.5% from 28.8% in the prior year period, largely as a result of the increase in expenses related to the new stores opened in the prior fiscal year and the general de-leveraging effect of the decline in same store sales in addition to increased expense related to the use of third-party finance programs, depreciation expense resulting from the new stores opened in the prior year and current remodel of existing stores and employee benefits, partially offset by lower advertising costs and reduced fuel expense. However, for the six months ended July 31, 2009, Selling, general and administrative (SG&A) expense remained constant as a percent of revenues at 28.2%, primarily due to the positive impact of the fair value adjustments related to our Interests in securitized assets on Total revenues, which accounted for an approximately 40 basis point decrease. This decrease was offset by the increase in expenses related to the new stores opened during the prior fiscal year and the general de-leveraging effect of the decline in same store sales.

•
The Provision for bad debts increased to $2.7 million and $4.1 million for the three months and six months ended July 31, 2009, respectively. This increase is due to the expected increase in the balance of customer receivables retained on our balance sheet after the completion of our asset-based revolving credit facility in August 2008, and is not the result of higher actual or expected net credit charge-offs on the retained receivables. As opposed to our interest in the eligible customer receivables sold to the QSPE, which we account for at fair value, we  record a reserve for estimated future net credit losses for receivables retained on our balance sheet, which we estimated based on our historical loss trends for the combined portfolios. The increase in the non-cash reserves recorded total $2.0 million and $2.8 million for the three and six months ended July, 31, 2009, respectively. As a result, diluted earnings per share were reduced by $0.06 and $0.08 for the three and six months ended July 31, 2009.

•
Net interest (income) expense has changed from reflecting net interest income in the prior year period to net interest expense in the current year period, due primarily to the increase in borrowings and use of invested cash balances to finance the increase in customer receivables retained on our balance sheet.

•
The provision for income taxes for the three months and six months ended July 31, 2009, were impacted primarily by the change in pre-tax income.  The effective tax rate was higher during the 2009 period because taxes for the state of Texas are based on gross margin, and increased as a percent of Income before income taxes.

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

Application of Critical Accounting Policies

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as critical accounting estimates. We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of July 31, 2009.

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

We estimate the fair value of our Interests in securitized assets using a discounted cash flow model with most of the inputs used being unobservable inputs. The primary unobservable inputs, which are derived principally from our historical experience, with input from our investment bankers and financial advisors, include the estimated portfolio yield, net credit loss rate, discount rate and payment rate and reflect our judgments about the assumptions market participants would use in determining fair value. We offer reage programs to past due customers that have experienced a financial hardship, if they meet the conditions of our reage policy. Reaging a customer’s account can result in updating it from a delinquent status to a current status. At July 31, 2009, reaged receivable balances represented 23.4% of the total portfolio balance held by the QSPE. The impact of our reaging programs is reflected in the historical payment rate, loss rate and delinquency trends considered in setting the market participant assumptions. The reage programs offered to our customers can result in updating an account from a delinquent status to a current status.  In determining the cost of borrowings, we use current actual borrowing rates, and adjust them, as appropriate, using interest rate futures data from market sources to project interest rates over time. Changes in the assumptions over time, including varying credit portfolio performance, market interest rate changes, market participant risk premiums required, or a shift in the mix of funding sources, could result in significant volatility in the fair value of the Interest in securitized assets, and thus our earnings.

Based on a review of the changes in market risk premiums during the three months ended July 31, 2009, and discussions with our investment bankers and financial advisors, we estimated that the market risk premium required by a market participant decreased approximately 200 basis points during the quarter ended July 31, 2009. As a result, we decreased the weighted average discount rate assumption from 27.4% at April 30, 2009, to 25.5% at July 31, 2009, after reflecting a 1 basis point decrease in the risk-free interest rate included in the discount rate assumption. Similarly, we reviewed the changes in market risk premiums for the quarter ended April 30, 2009 and reduced the weighted average discount rate assumption to 27.4% from 30.0% at January 31, 2009 to reflect a decrease in the market risk premium of approximately 250 basis points and a 2 basis point decrease in the risk-free interest rate. If a market participant were to require a risk premium that is 10.0% higher than we estimated in the fair value calculation, the fair value of our Interests in securitized assets would decrease by $3.8 million as of July 31, 2009. If we had assumed a 10% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), the fair value of our Interests in securitized assets and Finance charges and other would have been reduced by $5.5 million as of July 31, 2009. If the assumption used for estimating credit losses was increased by 10%, the impact to Finance charges and other during the three months ended July 31, 2009 would have been a reduction in revenues and pretax income of $1.6 million.

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

Allowance for Doubtful Accounts. We record an allowance for doubtful accounts, including estimated uncollectible interest, for our Customer accounts receivable, based on our historical net loss experience. The net charge-off data used in computing the loss rate is reduced by the amount of post-charge-off recoveries received, including cash payments, amounts realized from the repossession of the products financed and, at times, payments under credit insurance policies. Additionally, we separately evaluate the Primary and Secondary portfolios when estimating the allowance for doubtful accounts, but do not separately evaluate reaged accounts since these accounts have represented a relatively consistent proportion of the total portfolio over time. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $7.3 million and $3.9 million at July 31, 2009 and January 31, 2009, respectively. Additionally, as a result of our practice of reaging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off is impacted. If these accounts had been charged-off sooner the net loss rates over time might have been higher. Due to the recent growth in the balance of receivables on the balance sheet, as of July 31, 2009, reaged receivable balances represented 6.6% of the total portfolio balance. If the historical loss rate used to calculate the allowance for doubtful accounts were increased by 10% at July 31, 2009, we would have increased our Provision for bad debts by approximately $0.4 million.

Revenue Recognition.  Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell service maintenance agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell service maintenance renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the service maintenance agreement. These service maintenance agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting under Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The amount of service maintenance agreement revenue deferred at July 31, 2009, and January 31, 2009, is $4.5 million and $4.3 million, respectively, and is included in Deferred revenues and allowances in the accompanying consolidated balance sheets.

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

Recently Issued Accounting Pronouncements. In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SAS 166”). SFAS 166 revises SFAS No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. When enacted, the concept of a qualifying special-purpose entity will no longer be relevant for accounting purposes.   Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS 166 will have on our consolidated financial statements as it relates to our qualifying special purpose entity.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

b.
The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS 167 will have on our consolidated financial statements as it relates to our qualifying special purpose entity.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“FAS 168”). The standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the third fiscal quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending October 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Results of Operations

The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2009	2008	2009
Revenues:
Product sales	80.2%	79.6%	81.3%	79.8%
Service maintenance agreement commissions (net)	4.5	4.0	4.5	4.1
Service revenues	2.5	2.8	2.4	2.6
Total net sales	87.2	86.4	88.2	86.5

Finance charges and other	13.3	13.6	12.8	13.2
Net increase (decrease) in fair value	(0.5)	0.0	(1.0)	0.3
Total finance charges and other	12.8	13.6	11.8	13.5

Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of goods sold, including warehousing and occupancy cost	62.6	63.9	63.1	63.5
Cost of parts sold, including warehousing and occupancy cost	1.0	1.3	1.1	1.2
Selling, general and administrative expense	28.8	29.5	28.2	28.2
Provision for bad debts	0.2	1.2	0.1	0.9
Total costs and expenses	92.6	95.9	92.5	93.8
Operating income	7.4	4.1	7.5	6.2
Interest (income) expense, net	0.0	0.4	0.0	0.4
Other (income) / expense, net	0.0	0.0	0.0	0.0
Income before income taxes	7.4	3.7	7.5	5.8
Provision for income taxes	2.7	1.5	2.7	2.2
Net income	4.7%	2.2%	4.8%	3.6%

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

Three Months Ended July 31, 2009 Compared to Three Months Ended July 31, 2008

			Change
(Dollars in Millions)	2009	2008	$	%
Net sales	$190.3	$190.6	(0.3)	(0.2)
Finance charges and other	29.8	29.1	0.7	2.4
Net increase (decrease) in fair value	0.1	(1.2)	1.3	(108.3)
Revenues	$220.2	$218.5	1.7	0.8

The $0.3 million decrease in net sales consists of the following:

•	a $8.1 million increase generated by seven retail locations that were not open for the three months in each period;

•	a $9.5 million same store sales decrease of 5.2%;

•	a $0.5 million increase resulted from a decrease in discounts on extended-term promotional credit sales (those with terms longer than 12 months); and

•	a $0.6 million increase from an increase in service revenues.

The components of the $0.3 million decrease in net sales were a $0.2 million increase in Product sales and a $0.5 million decrease in service maintenance agreement commissions and service revenues. The $0.2 million increase in product sales resulted from the following:

•
approximately $11.1 million increase attributable to increases in total unit sales, due primarily to increased unit sales in consumer electronics, appliances, furniture and mattresses, partially offset by a decline in lawn and garden equipment unit sales and deliveries, and

•
approximately $10.9 million decrease attributable to an overall decrease in the average unit price. The decrease was due primarily to a decline in price points in the consumer electronics and track categories, as the average price of televisions in general declined and a change in the mix of products in the track resulted in a drop in the average price point.

The following table presents net sales by product category in each period, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts (in thousands) and as a percent of total net sales.  Classification of sales has been adjusted from previous presentations to ensure comparability between the categories.

	Three Months Ended July 31,
	2009		2008		Percent
Category	Amount	Percent	Amount	Percent	Change

Consumer electronics	$60,378	31.7%	$63,033	33.1%	(4.2)%	(1)
Home appliances	62,495	32.8	60,918	32.0	2.6	(2)
Track	23,143	12.2	23,183	12.2	(0.2)	(3)
Furniture and bedding	18,324	9.6	16,558	8.7	10.7	(4)
Lawn and garden	6,713	3.5	7,027	3.7	(4.5)	(5)
Delivery	3,074	1.6	3,209	1.7	(4.2)	(6)
Other	1,262	0.7	1,312	0.7	(3.8)
Total product sales	175,389	92.1	175,240	91.9	0.1
Service maintenance agreement
commissions	8,858	4.7	9,911	5.2	(10.6)	(7)
Service revenues	6,052	3.2	5,488	2.9	10.3	(8)
Total net sales	$190,299	100.0%	$190,639	100.0%	(0.2)%
__________________________________
(1)	This consumer electronics category declined despite a 28% increase in total television unit sales due to a decline in the average selling price.
(2)	The home appliance category increased, while the appliance market in general showed continued weakness, as increased sales of air conditioners and refrigerators offset declines in laundry and cooking.
(3)
The decrease in track sales (consisting largely of computers, computer peripherals, video game equipment, portable electronics and small appliances) is driven primarily by lower desktop computer, camcorder and video game equipment sales, partially offset by higher DVD player and laptop computer sales and the addition of netbooks.

(4)	This increase in furniture and mattresses sales was driven by the impact of expanded brand offerings and improved in-store displays.
(5)	This category was impacted by lower lawn and garden sales as drought conditions continued in many of our markets.
(6)	This decrease is due to reduced deliveries as customers take advantage of the ability to carry out smaller flat-panel televisions.
(7)
The service maintenance agreement commissions decreased due to reduced emphasis on this product while we completed a thorough review of the program offered to consumers and the training of our sales associates, in response to the Texas Attorney General’s investigation. We expect sales in this area to trend towards our historical performance levels over time due to the enhancements made as a result of the review.

(8)	This increase is driven by an increase in the cost of parts used to repair higher-priced technology (flat-panel televisions, etc.).

			Change
(Dollars in Thousands)	2009	2008	$	%
Securitization income (including fair value adjustment)	$15,863	$21,542	(5,679)	(26.4)
Insurance commissions	5,032	5,700	(668)	(11.7)
Interest income and other	9,017	651	8,366	1,285.1
Finance charges and other	$29,912	$27,893	2,019	7.2

The decrease in Securitization income resulted primarily from a reduction in the balances sold to our QSPE. As a result of the reduced sales of new eligible customer receivables to the QSPE, gains (losses) on sales of receivables included in Securitization income declined to a loss of $1.2 million for the three months ended July 31, 2009, from a gain of $8.6 million for the three months ended July 31, 2008. Partially offsetting the decrease was $0.1 million increase in the non-cash fair value adjustment to our Interests in securitized assets, as compared to a $1.2 million decrease in the prior year period. Additionally, because of the higher discount rate assumption used in our fair value calculation since July 31, 2008, Interest earned on our retained interest included in Securitization income has increased to $11.0 million for the three months ended July 31, from $7.7 million in the prior year.

Insurance commissions have declined due to lower retrospective commissions, which were negatively impacted by higher claims filings due to Hurricanes Gustav and Ike, and lower interest earnings on funds held by the insurance company for the payment of claims.

Interest income and other increased $8.4 million due to an increase in the balance of customer receivables that are being retained on-balance sheet to a balance of $200.0 million at July 31, 2009, from $8.6 million in the prior year.

The following table provides key portfolio performance information for the three months ended July 31, 2009 and 2008:

	2009			2008
	ABS (a)	Owned (b)	Total	Total
	(Dollars in thousands)
Interest income and fees	$26,127	$8,885	$35,012	$32,796
Net charge-offs	(5,843)	-	(5,843)	(4,544)
Borrowing costs	(4,512)	-	(4,512)	(5,283)
Amounts included in Finance charges and other	15,772	8,885	24,657	22,969
Net charge-offs in Provision for bad debts	-	(557)	(557)	(211)
Borrowing costs	-	(917)	(917)	-
Net portfolio yield (c)	$15,772	$7,411	$23,183	$22,758

Average portfolio balance	$569,494	$172,584	$742,078	$682,427
Portfolio yield % (annualized)	18.4%	20.6%	18.9%	19.2%
Net charge-off % (annualized)	4.1%	1.3%	3.4%	2.8%

(a)	Off balance sheet portfolio owned by the QSPE and serviced by the Company
(b)	On balance sheet portfolio. Charge-off levels will lag the balance growth.
(c)	Consistent with securitization income, exclusive of the fair value adjustments, for the ABS facility.

			Change
(Dollars in Millions)	2009	2008	$	%
Cost of goods sold	$140.8	$136.8	4.0	2.9
Product gross margin percentage	19.7%	21.9%		-2.2%

Product gross margin decreased as a percent of net product sales from the 2008 period to the 2009 period due to pricing pressures in retailing in general.

			Change
(Dollars in Millions)	2009	2008	$	%
Cost of service parts sold	$2.8	$2.3	0.5	23.5
As a percent of service revenues	46.2%	41.3%		4.9%

This increase was due primarily to a 26.1% increase in parts sales.  Parts sales also increased as a percentage of service revenues from 34.1% in the 2008 period to 39.0% in the 2009 period.

			Change
(Dollars in Millions)	2009	2008	$	%
Selling, general and administrative expense	$64.9	$62.9	2.0	3.1
As a percent of total revenues	29.5%	28.8%		0.7%

The increase in SG&A expense was largely attributable to the addition of new stores since May 1, 2008, and related increases in employee and employee-related expenses and occupancy costs. SG&A expense increased as a percent of revenues, largely as a result of the general de-leveraging effect of the decline in same store sales in addition to increased expense related to the use of third-party finance programs, depreciation expense resulting from the new stores opened in the prior year and current remodel of existing stores and employee benefits, partially offset by lower advertising costs and reduced fuel expense.

			Change
(Dollars in Millions)	2009	2008	$	%
Provision for bad debts	$2.7	$0.3	2.4	724.6
As a percent of total revenues	1.25%	0.15%		1.10%

The provision for bad debts on Other receivables and Customer receivables retained by us and not eligible to be transferred to the QSPE increased primarily as a result of an increase in the allowance for doubtful accounts of $2.0 million due to the increase in the balance of receivables retained by us. Additionally, as a result of the increase in balances retained by us over the past three fiscal quarters, the amount charged off, net of recoveries, increased approximately $0.4 million. See the notes to the financial statements for information regarding the performance of the credit portfolio.

			Change
(Dollars in Millions)	2009	2008	$	%
Interest income (expense), net	$(942)	$85	(1,027)	(1,208.2)

The increase in interest expense was a result of interest incurred on our new revolving credit facility, which is funding the customer receivables being retained on our consolidated balance sheet. In addition, there was a decrease in interest income from invested funds as we used previously invested cash balances to fund growth in customer receivables.

			Change
(Dollars in Millions)	2009	2008	$	%
Provision for income taxes	$3.2	$6.0	(2.8)	(47.2)
As a percent of income before income taxes	39.0%	37.0%		0.0%

The provision for income taxes is consistent with the decrease in income before income taxes. The effective tax rate was higher during the 2009 period because taxes for the state of Texas are based on gross margin, which declined only 3.6%, as compared to Income before income taxes, which declined 49.9%.

Six Months Ended July 31, 2009 Compared to Six Months Ended July 31, 2008

			Change
(Dollars in Millions)	2009	2008	$	%
Net sales	$390.4	$385.7	4.7	1.2
Finance charges and other	59.6	55.7	3.9	7.0
Net increase (decrease) in fair value	1.5	(4.3)	5.8	(134.9)
Revenues	$451.5	$437.1	14.4	3.3

The $4.7 million increase in net sales consists of the following:

•	a $20.7 million increase generated by seven retail locations that were not open for the six months in each period;

•	a $18.3 million same store sales decrease of 4.9%;

•	a $1.4 million increase resulted from a decrease in discounts on extended-term promotional credit sales (those with terms longer than 12 months); and

•	a $0.9 million increase from an increase in service revenues.

The components of the $4.7 million increase in net sales were a $5.0 million increase in Product sales and a $0.3 million decrease in service maintenance agreement commissions and service revenues. The $5.0 million increase in product sales resulted from the following:

•
approximately $17.4 million increase attributable to increases in total unit sales, due primarily to increased sales in consumer electronics, furniture and mattresses, partially offset by a decline in lawn and garden equipment sales, and

•
approximately $12.4 million decrease attributable to an overall decrease in the average unit price. The decrease was due primarily to a decline in price points in the consumer electronics and track categories, as the average price of televisions in general declined and a change in the mix of products in the track resulted in a drop in the average price point.

The following table presents net sales by product category in each period, including service maintenance agreement commissions and service revenues, expressed both in dollar amounts (in thousands) and as a percent of total net sales.  Classification of sales has been adjusted from previous presentations to ensure comparability between the categories.

	Six Months Ended July 31,
	2009		2008		Percent
Category	Amount	Percent	Amount	Percent	Change

Consumer electronics	$138,915	35.6%	$136,832	35.5%	1.5%	(1)
Home appliances	119,608	30.6	116,102	30.1	3.0	(2)
Track	44,674	11.4	46,269	12.0	(3.4)	(3)
Furniture and mattresses	37,385	9.6	34,271	8.9	9.1	(4)
Lawn and garden	10,984	2.8	12,702	3.3	(13.5)	(5)
Delivery	6,220	1.6	6,346	1.6	(2.0)	(6)
Other	2,420	0.6	2,629	0.7	(7.9)
Total product sales	360,206	92.2	355,151	92.1	1.4
Service maintenance agreement
commissions	18,648	4.8	19,881	5.1	(6.2)	(7)
Service revenues	11,596	3.0	10,680	2.8	8.6	(8)
Total net sales	$390,450	100.0%	$385,712	100.0%	1.2%
__________________________________
(1)	This increase is due to continued consumer interest in LCD and plasma televisions, which offset declines in average selling prices and projection television unit sales.
(2)
The home appliance category increased, while the appliance market in general showed continued weakness, as increased sales of air conditioners and refrigerators offset declines in laundry and cooking.  We also continued to benefit in our markets directly impacted by Hurricane Ike.

(3)
The decrease in track sales (consisting largely of computers, computer peripherals, video game equipment, portable electronics and small appliances) is driven primarily by lower desktop computer, camcorder and video game equipment, partially offset by higher DVD player and laptop computer sales and the addition of netbooks.

(4)	The increase in furniture and mattresses sales was driven by the impact of expanded brand offerings and improved in-store displays.
(5)	This category was impacted by lower lawn and garden sales as drought conditions continued in many of our markets.
(6)	This decrease is due to reduced deliveries as customers take advantage of the ability to carry out smaller flat-panel televisions
(7)
The service maintenance agreement commissions were impacted during the first three months of the year by a reduction in the percentage of sales being financed on our in-house credit programs.  They were impacted during the second quarter by a reduced emphasis on this product while we completed a thorough review of the program offered to consumers and the training of our sales associates, in response to the Texas Attorney General’s investigation. We expect sales in this area to trend towards our historical performance levels over time due to the enhancements made as a result of the review.

(8)	This increase is driven by an increase in the cost of parts used to repair higher-priced technology (flat-panel televisions, etc.).

			Change
(Dollars in Thousands)	2009	2008	$	%
Securitization income (including fair value adjustment)	$35,745	$38,821	(3,076)	(7.9)
Insurance commissions	9,702	10,996	(1,294)	(11.8)
Interest income and other	15,640	1,561	14,079	901.9
Finance charges and other	$61,087	$51,378	9,709	18.9

The decrease in Securitization income resulted primarily from reduction in the balances sold to our QSPE.  As a result of reduced sales of new eligible customer receivables to the QSPE, gains (losses) on sales of receivables included in Securitization income declined to a loss of $1.4 million for the six months ended July 31, 2009, from a gain of $15.4 million for the six months ended July 31, 2008. Partially offsetting the decrease was a $1.5 million increase in the non-cash fair value adjustment to our Interests in securitized assets, as compared to a $4.3 million decrease in the prior year period. Additionally, because of the higher discount rate assumption used in our fair value calculation since July 31, 2008, Interest earned on our retained interest included in Securitization income has increased to $23.0 million for the six months ended July 31, from $14.8 million in the prior year.

Insurance commissions have declined due to lower retrospective commissions, which were negatively impacted by higher claims filings due to Hurricanes Gustav and Ike, and lower interest earnings on funds held by the insurance company for the payment of claims.

Interest income and other increased $14.1 million due to an increase in the balance of customer receivables that are being retained on-balance sheet to a balance of $200.0 million at July 31, 2009, from $8.6 million in the prior year.

The following table provides key portfolio performance information for the six months ended July 31, 2009 and 2008:

	2009			2008
	ABS (a)	Owned (b)	Total	Total
	(Dollars in thousands)
Interest income and fees	$54,398	$15,394	$69,792	$64,101
Net charge-offs	(11,092)	-	(11,092)	(9,725)
Borrowing costs	(9,043)	-	(9,043)	(10,852)
Amounts included in Finance charges and other	34,263	15,394	49,657	43,524
Net charge-offs in Provision for bad debts	-	(913)	(913)	(366)
Borrowing costs	-	(1,523)	(1,523)	-
Net portfolio yield (c)	$34,263	$12,958	$47,221	$43,158

Average portfolio balance	$593,048	$150,370	$743,418	$672,462
Portfolio yield % (annualized)	18.3%	20.5%	18.8%	19.1%
Net charge-off % (annualized)	3.7%	1.2%	3.2%	3.0%

(a)	Off balance sheet portfolio owned by the QSPE and serviced by the Company
(b)	On balance sheet portfolio. Charge-off levels will lag the balance growth.
(c)	Consistent with securitization income, exclusive of the fair value adjustments, for the ABS facility.

			Change
(Dollars in Millions)	2009	2008	$	%
Cost of goods sold	$286.6	$275.8	10.8	3.9
Product gross margin percentage	20.4%	22.3%		-1.9%

Product gross margin decreased as a percent of net product sales from the 2008 period to the 2009 period due to pricing pressures in retailing in general.

			Change
(Dollars in Millions)	2009	2008	$	%
Cost of service parts sold	$5.4	$4.6	0.8	17.3
As a percent of service revenues	46.4%	43.0%		3.4%

This increase was due primarily to a 30.1% increase in parts sales.  Parts sales also increased as a percentage of service revenues from 32.7% in the 2008 period to 39.2% in the 2009 period.

			Change
(Dollars in Millions)	2009	2008	$	%
Selling, general and administrative expense	$127.5	$123.3	4.2	3.4
As a percent of total revenues	28.2%	28.2%		0.0%

The increase in SG&A expense was largely attributable to the addition of new stores since February 1, 2008, and related increases in employee and employee-related expenses, partially offset by lower advertising expense and reduced fuel expense. SG&A expense remained constant as a percent of revenues, primarily due to the positive impact of the fair value adjustments related to our Interests in securitized assets on Total revenues, which accounted for an approximately 40 basis point decrease. This decrease was offset by the increase in expenses related to the opening of new stores and the general de-leveraging effect of the decline in same store sales.

			Change
(Dollars in Millions)	2009	2008	$	%
Provision for bad debts	$4.1	$0.6	3.5	590.2
As a percent of total revenues	0.92%	0.14%		0.78%

The provision for bad debts on Other receivables and Customer receivables retained by us and not eligible to be transferred to the QSPE increased primarily as a result of an increase in the allowance for doubtful accounts of $2.8 million due to the increase in the balance of receivables retained by us. Additionally, as a result of the increase in balances retained by us over the past three fiscal quarters, the amount charged off, net of recoveries, increased approximately $0.5 million. See the notes to the financial statements for information regarding the performance of the credit portfolio.

			Change
(Dollars in Millions)	2009	2008	$	%
Interest income (expense), net	$(1,528)	$100	(1,628)	(1,628.0)

The increase in interest expense was a result of interest incurred on our new revolving credit facility, which is funding the customer receivables being retained on our consolidated balance sheet. In addition, there was a decrease in interest income from invested funds as we used previously invested cash balances to fund growth in customer receivables.

			Change
(Dollars in Millions)	2009	2008	$	%
Provision for income taxes	$9.9	$12.0	(2.1)	(17.3)
As a percent of income before income taxes	37.6%	36.5%		0.5%

The provision for income taxes is consistent with the decrease in income before income taxes. The effective tax rate was higher during the 2009 period because taxes for the state of Texas are based on gross margin, which increased by 1.8%, as compared to Income before income taxes, which declined 19.5%.

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

As of July 31, 2009, we had additional borrowing capacity of $38.3 million under our revolving credit facility, net of standby letters of credit issued, and $10.0 million under our unsecured bank line of credit immediately available to us for general corporate purposes and extended vendor terms for purchases of inventory. In addition to the $38.3 million currently available under the revolving credit facility, an additional $19.9 million may become available as we grow the balance of eligible customer receivables retained by us and total eligible inventory balances. One of the banks in the revolving credit facility had capital ratios below those prescribed by federal regulators and was acquired by Banco Bilbao Vizcaya Argenteria on August 21, 2009. At August 18, 2009, there was approximately $5.8 million of remaining capacity under the bank’s commitment in our revolving credit facility and we do not know what, if any, impact there will be on our ability to borrow those amounts. The principal payments received on receivables held by us and by the QSPE, which averaged approximately $37 million per month during the six months ended July 31, 2009, will also be available each month to fund new receivables generated. The weighted average interest rate on borrowings outstanding under the revolving credit facility at July 31, 2009 was 3.6%, including the interest expense associated with our interest rate swaps. In addition to the amounts available under our revolving credit facilities, as a result of the QSPE’s pay off of the balance on its $100 million 364-day financing facility in August 2009, there is approximately $10 million of excess collateral held by the QSPE that will result in cash flow to us as the receivables are collected.

During the six months ended July 31, 2009, our QSPE reduced its receivable portfolio by $99.8 million and paid off $92.5 million in outstanding borrowings, while we borrowed $67.2 million to finance a $92.2 million increase in customer receivables on balance sheet. As a result, the combined borrowings of the Company and the QSPE declined $25.3 million, leaving that capacity available for future growth under our revolving credit facility.

A summary of the significant financial covenants that govern our revolving credit facility compared to our actual compliance status at July 31, 2009, is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum	1.62 to 1.00	1.30 to 1.00
Leverage ratio must be lower than required maximum	3.28 to 1.00	3.75 to 1.00
Cash recovery percentage must exceed required minimum	5.09%	4.75%
Capital expenditures, net must be lower than required maximum	$13.3 million	$22.0 million

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

During the six months ended July 31, 2009, net cash provided by operating activities decreased from $46.2 million provided by operating activities during the six months ended July 31, 2008, to $67.4 million used in the six months ended July 31, 2009. Operating cash flows for the current period were impacted primarily by the $92.2 million increase in customer accounts receivable retained on our consolidated balance sheet. The prior period benefitted from an increase in accounts payable balances, due to the timing of inventory purchases and taking advantage of payment terms available from our vendors, and improved funding rates on the sold receivables portfolio, as the QSPE paid off the 2002 Series B bonds. Prior to August 2008, virtually all customer accounts receivable were sold to and funded by our QSPE, resulting in the net cash flow activity from these transactions being reported in cash flows from operating activities. However, the cash flows are different for customer accounts receivable retained by us and financed through our revolving credit facility, with the increase in the accounts receivable balance being reflected as a use of operating cash flows, and borrowings under our revolving credit facility to finance the customer receivables being reflected as financing cash flows. As a result, we expect, as we continue to grow the balance of customer accounts receivable retained by us, the growth will result in a reduction of operating cash flows and an increase in financing cash flows. As a result of the pay off of the $100 million 364-day commitment by the QSPE during August 2009, we expect to slow the growth of receivables on the balance sheet as more cash flow from the QSPE will be available to purchase new receivables.

As noted above, we offer promotional credit programs to certain customers that provide for “same as cash” or deferred interest interest-free periods of varying terms, generally three, six, 12, 18, 24 and 36 months, and require monthly payments beginning in the month after the sale. The various “same as cash” promotional accounts and deferred interest program accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30.0% of eligible securitized receivables.  If we exceed this 30.0% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period.  The percentage of eligible securitized receivables represented by promotional receivables was 12.9% as of July 31, 2009. There is no limitation on the amount of “same as cash” or deferred interest program accounts that can be carried as collateral under the revolving credit facility. The percentage of all managed receivables represented by promotional receivables was 18.5% and 14.9% as of July 31, 2008 and 2009, respectively. The weighted average promotional period was 15.8 months and 10.1 months for all promotional receivables outstanding as of July 31, 2008 and 2009, respectively.  The weighted average remaining term on those same promotional receivables was 10.9 months and 7.8 months as of July 31, 2008 and 2009, respectively.  While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables, we receive less income on these receivables, resulting in a reduction of the net interest margin on those receivables.

Net cash used in investing activities decreased from $10.8 million used in the fiscal 2009 period to $6.7 million used in the fiscal 2010 period. The net decrease in cash used in investing activities resulted primarily from a decline in purchases of property and equipment in the current year period. We estimate that our total capital expenditures for fiscal 2010 will be approximately $13 million to $18 million.

Net cash from financing activities increased from $0.3 million provided during the three months ended July 31, 2008, to $67.2 million provided during the three months ended July 31, 2009. The increase was driven primarily by draws on our revolving credit facility to fund the growth of customer accounts receivable on our balance sheet, as the QSPE used cash flows from receivable collections to pay down amounts owed under its financing facilities. Until its next debt maturity, the QSPE’s cash flows from collections on receivables held by it will be available to purchase new receivables. As a result, we expect the rate of growth of receivables on balance sheet to slow from the pace experienced during the past 12 months.

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

At July 31, 2009, the issuer had issued two series of notes and bonds: the 2002 Series A variable funding note with a total capacity of $300 million and three classes of 2006 Series A bonds with an aggregate amount outstanding of $150 million, of which $6.0 million was required to be placed in a restricted cash account for the benefit of the bondholders. The 2002 Series A variable funding note is composed of a $100 million 364-day tranche, and a $200 million tranche that is annually renewable, at our option until September 2012. The $100 million 364-day tranche matured in August 2009, and was not renewed. There were no borrowings outstanding under the commitment at the time it expired. If the net portfolio yield, as defined by agreements, falls below 5.0%, then the issuer may be required to fund additions to the cash reserves in the restricted cash accounts. The net portfolio yield was 7.1% at July 31, 2009. Private institutional investors, primarily insurance companies, purchased the 2006 Series A bonds at a weighted fixed rate of 5.75%. The 2006 Series A bonds begin a 20-month amortization of the principal balance in September 2010, with interest-only payments required monthly until that time. The weighted average interest on the variable funding note during the month of July 2009 was 3.8%. On April 28, 2009, one of the banks supporting the commercial paper that funds the variable funding note was downgraded by one of the nationally recognized rating agencies. As a result, we have seen the QSPE’s borrowing costs increase and expect the increase to continue until such time, if ever, that the bank’s previous rating is reinstated. At this time we do not expect the downgrade to impact the bank’s ability to meet its funding obligations to the QSPE. However, we are currently experiencing an increase in the weighted average interest rate on the variable funding note between 50 and 65 basis points as a result of the downgrade.

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

Currently the 2002 Series A variable funding note permits the issuer to borrow funds up to $200 million to purchase receivables from us or make principal payments on other bonds, thereby functioning as a “basket” to accumulate receivables.  As issuer borrowings under the 2002 Series A variable funding note approach the total commitment, the issuer is required to request an increase in the 2002 Series A amount or issue a new series of bonds and use the proceeds to pay down the then outstanding balance of the 2002 Series A variable funding note, so that the basket will once again become available to accumulate new receivables or meet other obligations required under the transaction documents. Given the current state of the securitization market, the QSPE has been unable to issue medium-term notes or increase the availability under the variable funding note program. As of July 31, 2009, borrowings under the 2002 Series A variable funding note were $210.0 million and currently total $200.0 million as of August 27, 2009.

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

A summary of the significant financial covenants that govern the 2002 Series A variable funding note compared to actual compliance status at July 31, 2009, is presented below:

(a)	Calculated for those receivables sold to the QSPE.
(b)	Calculated for the total of receivables sold to the QSPE and those retained by the Company.

	As reported	Required Minimum/ Maximum
Issuer interest must exceed required minimum	$99.4 million	$87.4 million
Gross loss rate must be lower than required maximum (a)	5.1%	10.0%
Serviced portfolio gross loss rate must be lower than required maximum (b)	4.3%	10.0%
Net portfolio yield must exceed required minimum (a)	7.1%	2.0%
Serviced portfolio net portfolio yield must exceed required minimum (b)	9.5%	2.0%
Payment rate must exceed required minimum (a)	6.0%	3.0%
Serviced portfolio payment rate must exceed required minimum (a)	5.09%	4.75%
Consolidated net worth must exceed required minimum	$363.6 million	$251.8 million

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates under the QSPE’s variable funding note facility are variable and are determined based on the commercial paper rate plus a spread of 2.50%. Accordingly, changes in the prime rate, the commercial paper rate or LIBOR, which are affected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, these credit facilities. Additionally, changes in the credit ratings of our commercial paper facility providers could affect the interest rate on the commercial paper they issue, and therefore our borrowing costs. We are also exposed to interest rate risk through the interest-only strip we receive from our sales of receivables to the QSPE, due to rate variability under the QSPE’s variable funding note discussed above. Since January 31, 2009, our interest rate sensitivity has decreased on the interest-only strip as the variable rate portion of the QSPE’s debt has decreased from $292.5 million, or 66.1% of its total debt, to $210.0 million, or 58.3% of its total debt. As a result, a 100 basis point increase in interest rates on the variable rate debt would increase borrowing costs of the QSPE by $2.1 million over a 12-month period, based on the balance outstanding at July 31, 2009.

Interest rates under our revolving credit facility are variable and are determined, at our option, as the base rate, which is the prime rate plus the base rate margin, which ranges from 0.25% to 0.75%, or LIBOR plus the LIBOR margin, which ranges from 2.25% to 2.75%. At July 31, 2009, there was $130.1 million outstanding under this facility. On March 31, 2009, we entered into interest rate swaps with notional amounts totaling $30.0 million to fix the rate on a portion of these balances and on June 23, 2009 we entered into an additional $10.0 million of interest rate swaps to fix the rate on a portion of the balances. As a result, a 100 basis point increase in interest rates on the revolving credit facility would increase our borrowing costs by $0.9 million over a 12-month period, based on the balance outstanding at July 31, 2009, after considering the impact of the interest rate swaps.

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

For the quarter ended July 31, 2009, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Texas Attorney General Proceeding.  On May 28, 2009, the Texas Attorney General filed suit against us in Texas state District Court of Harris County, Texas, alleging that we engaged in unlawful and deceptive practices in violation of the Texas Deceptive Trade Practices-Consumer Protection Act.  The Attorney General alleges, among other things, that we failed to honor product maintenance and replacement agreements, misled customers about the nature of our product maintenance and replacement arrangements, and engaged in false advertising with respect to our product maintenance and replacement agreements.  The Attorney General sought injunctive relief, civil penalties of up to $20,000 per violation, as well as $250,000 if our conduct financially harmed persons aged 65 or older, restoration of any losses suffered by certain identifiable persons, attorneys’ fees and costs, the disgorgement of all sums taken from consumers, and pre-judgment and post-judgment interest, as provided by law.  While we cannot predict at this time what the possible outcome would be of any resolution or court proceeding, we are reviewing these claims and plan to cooperate with the Texas Attorney General to resolve any potential issues.

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

An adverse judgment or settlement in the lawsuit filed against us by the Texas Attorney General or any negative publicity associated with our service maintenance and replacement program agreements could also adversely affect our reputation and negatively impact our sales.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.  Submission of Matters to a Vote of Security Holders

 At the Annual Meeting of Stockholders held on June 2, 2009, the following proposals were submitted to stockholders with the following results:

2. Election of ten directors

	Number of Shares
	For	Withheld
Marvin D. Brailsford	21,092,330	297,712
Thomas J. Frank, Sr.	20,920,287	469,755
Timothy L. Frank	20,927,736	462,306
Jon E. M. Jacoby	20,275,606	1,114,436
Bob L. Martin	15,040,926	6,349,116
Douglas H. Martin	20,919,371	470,671
Dr. William C. Nylin, Jr.	20,919,998	470,044
Scott L. Thompson	21,038,859	351,183
William T. Trawick	20,605,671	784,371
Theodore M. Wright	21,052,858	296,810

3. Approval of the Audit Committee’s appointment of Ernst & Young, LLP as our independent public accountants for the fiscal year ending January 31, 2010.

Number of Shares
For	21,347,466
Against	39,984
Abstain	2,592
Broker Nonvotes	-

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

Date: August 27, 2009

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

10.12.5
Amendment No. 2 to Second Amended and Restated Note Purchase Agreement dated August 10, 2009 by and between Conn Funding II. L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (filed herewith).

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

10.14
Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.15 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).t

10.14.1
First Amendment to Executive Employment Agreement between Conn’s, Inc. and Thomas J. Frank, Sr., Approved by the stockholders May 26, 2005 (incorporated herein by reference to Exhibit 10.15.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2005 (file No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2005).t

10.14.2
Executive Retirement Agreement between Conn’s, Inc. and Thomas J. Frank, Sr., approved by the Board of Directors June 2, 2009 (incorporated herein by reference to Exhibit 10.14.2 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2009 (file No. 000-50421) as filed with the Securities and Exchange Commission on June 4, 2009).t.

10.14.3	Non-Executive Employment Agreement between Conn’s, Inc. and Thomas J. Frank, Sr., approved by the Board of Directors June 19, 2009 (filed herewith).t

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

10.18.2
Seventh Amendment to Service Expense Reimbursement Agreement by and among Conn Appliances, Inc., American Bankers Life Assurance Company of Florida, American Bankers Insurance Company of Florida, American Reliable Insurance Company and Reliable Lloyds Insurance Company effective May 1, 2009 (filed herewith).

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

10.19.2
Fourth Amendment to Service Expense Reimbursement Agreement by and among CAI Credit Insurance Agency, Inc., American Bankers Life Assurance Company of Florida, American Bankers Insurance Company of Florida and American Reliable Insurance Company effective May 1, 2009 (filed herewith).

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