Form 10-Q
period 2009-10-31
CONNS INC
filed 2009-11-25
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009	Commission File Number 000-50421

CONN'S, INC.
(Exact name of registrant as specified in its charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]  No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 23, 2009:

Class	Outstanding
Common stock, $.01 par value per share	22,462,565

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Conn's, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
Assets	January 31, 2009	October 31, 2009
Current assets		(unaudited)
Cash and cash equivalents	$11,798	$10,582
Other accounts receivable, net of allowance of $60 and $63, respectively	32,878	19,611
Customer accounts receivable, net of allowance of $2,338 and $6,207 respectively	61,125	136,600
Interests in securitized assets	176,543	149,366
Inventories	95,971	71,698
Deferred income taxes	13,354	15,070
Prepaid expenses and other assets	5,933	17,475
Total current assets	397,602	420,402
Long-term portion of customer accounts receivable, net of
allowance of $1,575 and $3,632, respectively	41,172	79,934
Property and equipment
Land	7,682	7,682
Buildings	12,011	14,263
Equipment and fixtures	21,670	22,898
Transportation equipment	2,646	2,413
Leasehold improvements	83,361	88,719
Subtotal	127,370	135,975
Less accumulated depreciation	(64,819)	(74,364)
Total property and equipment, net	62,551	61,611
Goodwill, net	9,617	-
Non-current deferred income tax asset	2,035	3,830
Other assets, net	3,652	3,344
Total assets	$516,629	$569,121
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$5	$156
Accounts payable	57,809	40,845
Accrued compensation and related expenses	11,473	5,935
Accrued expenses	23,703	35,225
Income taxes payable	4,334	2,294
Deferred revenues and allowances	15,505	15,530
Total current liabilities	112,829	99,985
Long-term debt	62,912	125,308
Other long-term liabilities	5,702	5,396
Fair value of interest rate swaps	-	328
Deferred gains on sales of property	1,036	937
Stockholders' equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value, 40,000,000 shares authorized;
24,167,445 and 24,185,770 shares issued at January 31, 2009 and October 31, 2009, respectively)
Additional paid-in capital	103,553	105,587
Accumulated other comprehensive loss	-	(213)
Retained earnings	267,426	268,622
Treasury stock, at cost, 1,723,205 shares	(37,071)	(37,071)
Total stockholders' equit	334,150	337,167
Total liabilities and stockholders' equity	$516,629	$569,121

See notes to consolidated financial statements.

Conn's, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except earnings per share)

	Three Months Ended October 31,		Nine Months Ended October 31,

	2008	2009	2008	2009

Revenues
Product sales	$160,253	$148,463	$515,404	$508,669
Repair service agreement commissions, net	8,547	7,320	28,428	25,968
Service revenues	5,129	5,599	15,809	17,195

Total net sales	173,929	161,382	559,641	551,832

Finance charges and other	25,567	25,184	81,224	84,790
Net decrease in fair value	(15,750)	(3,731)	(20,029)	(2,250)

Total finance charges and other	9,817	21,453	61,195	82,540

Total revenues	183,746	182,835	620,836	634,372

Cost and expenses
Cost of goods sold, including warehousing
and occupancy costs	127,007	120,963	402,853	407,594
Cost of parts sold, including warehousing
and occupancy costs	2,479	2,672	7,073	8,056
Selling, general and administrative expense	62,361	65,548	185,629	193,040
Goodwill impairment	-	9,617	-	9,617
Provision for bad debts	2,802	3,504	3,394	7,645

Total cost and expenses	194,649	202,304	598,949	625,952

Operating income (loss)	(10,903)	(19,469)	21,887	8,420
Interest expense, net	468	1,281	368	2,809
Other (income) expense, net	(4)	(33)	102	(54)

Income (loss) before income taxes	(11,367)	(20,717)	21,417	5,665

Provision (benefit) for income taxes	(3,625)	(5,443)	8,351	4,469

Net income (loss)	$(7,742)	$(15,274)	$13,066	$1,196

Earnings (loss) per share
Basic	$(0.35)	$(0.68)	$0.58	$0.05
Diluted	$(0.35)	$(0.68)	$0.58	$0.05
Average common shares outstanding
Basic	22,422	22,459	22,404	22,453
Diluted	22,422	22,459	22,604	22,658

See notes to consolidated financial statements.

Conn's, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Nine Months Ended October 31, 2009
(unaudited)
(in thousands, except descriptive shares)

				Other
			Additional	Compre-
	Common Stock		Paid-in	hensive	Retained	Treasury
	Shares	Amount	Capital	Loss	Earnings	Stock	Total

Balance January 31, 2009	24,167	$242	$103,553	$-	$267,426	$(37,071)	$334,150

Issuance of shares of common
stock under Employee
Stock Purchase Plan	19		165				165
			-
Stock-based compensation			1,869				1,869

Net income					1,196		1,196

Adjustment of fair value of
interest rate swaps
net of tax of $81				(213)			(213)
Total comprehensive income
(Total comprehensive loss of
of $15,337 for three months
ended October 31, 2009)							983

Balance October 31, 2009	24,186	$242	$105,587	$(213)	$268,622	$(37,071)	$337,167

See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)
	Nine Months Ended October 31,
	2008	2009

Cash flows from operating activities
Net income	$13,066	$1,196
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	9,462	10,062
Amortization / (Accretion), net	(234)	833
Provision for bad debts	3,394	7,645
Stock-based compensation	2,465	1,869
Goodwill impairment	-	9,617
Discounts on promotional credit	4,254	3,220
(Gains) losses on interest in securitized assets	(17,090)	5,165)
(Increase) decrease in fair value of securitized assets	20,029	2,250
Provision for deferred income taxes	(9,276)	(2,520)
(Gains) losses on sales of property and equipment	77	(79)
Changes in operating assets and liabilities:
Customer accounts receivable	(81,325)	(123,867)
Other accounts receivable	6,310	13,267
Interest in securitized assets	9,205	17,741
Inventory	(24,844)	24,273)
Prepaid expenses and other assets	(3,249)	(1,113)
Accounts payable	34,050	(16,964)
Accrued expenses	7,243	5,984
Income taxes payable	185	(13,345)
Deferred revenue and allowances	2,984	304)
Net cash used in operating activities	(23,294)	(54,462)
Cash flows from investing activities
Purchases of property and equipment	(14,971)	(8,627)
Proceeds from sales of property	212	57
Net cash used in investing activities	(14,759)	(8,570)
Cash flows from financing activities
Proceeds from stock issued under employee benefit plans	745	165
Excess tax benefits from stock-based compensation	39	-
Borrowings under lines of credit	95,334	220,447)
Payments on lines of credit	(61,934)	(158,347)
Increase in deferred financing costs	(2,772)	(423)
Payment of promissory notes	(91)	(26)
Net cash provided by financing activities	31,321	61,816
Net change in cash	(6,732)	(1,216)
Cash and cash equivalents
Beginning of the year	11,015	11,798
End of period	$4,283	$10,582

Supplemental disclosure of non-cash activity
Cash interest received from interests in securitized assets	$23,146	$32,712
Cash proceeds from new securitizations	243,619	114,669
Cash flows from servicing fees	19,462	18,169
Purchases of property and equipment financed by notes payable	-	473

See notes to consolidated financial statements.

Conn’s , Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
October 31, 2009

1.  Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise described herein.  Operating results for the three and nine month period ended October 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010.  The financial statements should be read in conjunction with the Company’s (as defined below) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed on March 26, 2009.

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

The Company enters into securitization transactions to sell eligible retail installment and revolving customer receivables and retains servicing responsibilities and subordinated interests. These securitization transactions are accounted for as sales because the Company has relinquished control of the receivables. Additionally, the Company has transferred the receivables to a qualifying special purpose entity (QSPE). Accordingly, neither the transferred receivables nor the accounts of the QSPE are included in the consolidated financial statements of the Company. The Company's retained interest in the transferred receivables is recorded at fair value. The Company elected the fair value option because it believes that the fair value option provides a more easily understood presentation for financial statement users. The fair value option simplifies the treatment of changes in the fair value of the asset, by reflecting all changes in the fair value of its Interests in securitized assets in current earnings, in Finance charges and other.

Fair Value of Financial Instruments.    The fair value of cash and cash equivalents, receivables retained on our balance sheet, and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of the Company’s interests in securitized receivables is determined by estimating the present value of future expected cash flows using management’s best estimates of the key assumptions, including credit losses, forward yield curves and discount rates commensurate with the risks involved. See Note 3. The fair value of the Company’s long-term debt is determined by estimating the present value of future cash flows as if the debt were being carried at the interest rate the Company would currently incur if it were to complete a similar transaction.  The fair value of the Company’s long-term debt as of October 31, 2009 was approximately $121.1 million, based on the assumption that the interest spread would be approximately 200 basis points higher than the current spread in the revolving facility. The carrying amount of the long-term debt as of October 31, 2009 was approximately $125.3 million. The Company’s interest rate swaps are presented on the balance sheet at fair value.

Provision / (Benefit) for Income Taxes.    The provision (benefit) for income taxes for the three months and nine months ended October 31, 2009, were impacted primarily by the change in pre-tax income. The effective tax rate was higher during the 2009 period because taxes for the state of Texas are based on gross margin, and, as a result, partially offset the benefit for income taxes due to our loss before income taxes in the current year periods.  Additionally, the Company is uncertain as to what amount of its litigation reserves will be ultimately deductible for taxes and, as such, approximately $1.6 million of tax benefit related to that expense has not yet been recognized.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates. See the discussion under Note 3 regarding the changes in the inputs used in the Company’s valuation of its Interests in securitized assets.

Earnings(Loss) Per Share. The Company calculates basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any stock options granted, as calculated under the treasury-stock method. The weighted average number of anti-dilutive stock options not included in calculating diluted EPS was 1.1 million for the three and nine months ended October 31, 2008 and 1.5 million for the three and nine months ended October 31, 2009. Due to the net loss incurred for the three months ended October 31, 2008 and the three months ended October 31, 2009, no stock options were included in the computation of diluted loss per share. 209,706 and 166,438 stock options for the 2008 and 2009 period, respectively, were excluded from the calculation of diluted EPS for the quarter. The following table sets forth the shares outstanding for the earnings (loss) per share calculations:

The following table sets forth the shares outstanding for the earnings (loss) per share calculations:

	Three Months Ended
	October 31,
	2008	2009

Common stock outstanding, net of treasury stock, beginning of period	22,410,400	22,457,486
Weighted average common stock issued in stock option exercises	10,076	-
Weighted average common stock issued to employee stock purchase plan	1,512	1,767
Shares used in computing basic earnings (loss) per share	22,421,988	22,459,253
Dilutive effect of stock options, net of assumed repurchase of treasury stock	-	-
Shares used in computing diluted earnings (loss) per share	22,421,988	22,459,253

	Nine Months Ended
	October 31,
	2008	2009

Common stock outstanding, net of treasury stock, beginning of period	22,374,966	22,444,240
Weighted average common stock issued in stock option exercises	23,022	-
Weighted average common stock issued to employee stock purchase plan	6,002	9,189
Shares used in computing basic earnings per share	22,403,990	22,453,429
Dilutive effect of stock options, net of assumed repurchase of treasury stock	200,379	204,729
Shares used in computing diluted earnings per share	22,604,369	22,658,158

Reclassifications. Certain reclassifications have been made in the prior year’s financial statements to conform to the current year’s presentation. The Company reclassified approximately $5.7 million from Deferred revenues and allowances in current liabilities to Other long-term liabilities. This represents the amount of deferred revenues on tenant improvement allowances that will be realized beyond 12 months.

Adoption of New Accounting Pronouncements. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“ASC 105-10-65/FAS 168”). The standard establishes the FASB Accounting Standards Codification™ (the “Codification” or “ASC”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Subsequently, the Codification will require companies to change how they reference GAAP throughout the financial statements.  The Company has adopted the Codification which became effective in the current quarter and has provided the pre-Codification reference along with the related ASC references to allow readers an opportunity to see the impact of the Codification on its financial statements and disclosures.

On February 1, 2009, the Company was required to adopt SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“ASC 815-10-65/SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. ASC 815-10-65/SFAS 161 applies to all derivative instruments within the scope of SFAS 133, as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. ASC 815-10-65/FAS 161 only impacts disclosure requirements and therefore will not have an impact on the Company’s financial position, financial performance or cash flows. The required disclosures have been included in Note 6 to the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1 , Interim Disclosures about Fair Value of Financial Instruments, (“ASC 825-10-65/FSP 107-1 and APB 28-1”), which requires the Company to provide disclosures about fair value of financial instruments in each interim and annual period that financial statements are prepared. The Company adopted the provisions of ASC 825-10-65/FSP 107-1 and APB 28-1, which became effective for periods ending after June 15, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“ASC 855-10/SFAS165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of ASC 855-10/SFAS No. 165, which became effective for interim and annual reporting periods ending after June 15, 2009. Subsequent events have been evaluated through the date and time the financial statements were issued on November 25, 2009. No material subsequent events have occurred since October 31, 2009 that required recognition or disclosure in the Company’s current period financial statements.

Recently Issued Accounting Pronouncements. In June 2009, the FASB issued revised authoritative guidance to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. After the effective date, the concept of a qualifying special-purpose entity will no longer be relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. The new FASB-issued authoritative guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption will have on its consolidated financial statements as it relates to its qualifying special purpose entity, and the adoption could result in the Company’s QSPE, which is currently recorded off-balance sheet, being consolidated in the Company’s balance sheet, in addition to potential changes in the Company’s statement of operations.

In June 2009, the FASB issued revised authoritative guidance to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This revised guidance would require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

b.
The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

The new FASB-issued authoritative guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of this revised guidance will have on its consolidated financial statements, specifically as it relates to its qualifying special purpose entity.

2.  Goodwill

Goodwill represents the excess of consideration paid over the fair value of tangible and identifiable intangible net assets acquired in connection with the acquisitions of certain of the Company’s insurance and finance operations. The Company performs an assessment annually in the fourth quarter testing for the impairment of goodwill, or at any other time when impairment indicators exist. As a result of the sustained decline in the Company’s market capitalization, the increasingly challenging economic environment during the current year third quarter, and its impact on the Company’s comparable store sales, credit portfolio performance and operating results, the Company determined that an interim goodwill impairment test was necessary during the current year third quarter.

A two-step method was utilized for determining goodwill impairment. The valuation of the Company was performed utilizing the services of outside valuation consultants using both an income approach utilizing discounted debt-free cash flows of the Company and comparable valuation multiples. Upon completion of the impairment test, the Company concluded that the carrying value of the Company’s recorded goodwill was impaired. As a result, the Company recorded a goodwill impairment charge of $9.6 million in the current year third quarter, reducing the balance of goodwill on its balance sheet to zero.

3.  Fair Value of Interests in Securitized Assets

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

For the three and nine months ended October 31, 2009, Finance charges and other included a non-cash decrease in the fair value our Interests in securitized assets of $3.7 million and $2.2 million, respectively, reflecting primarily a higher weighted-average loss rate included in the inputs during the three months ended October 31, 2009. Based on the Company’s current loss rate expectations and the additional risk premium that a market participant would require on that loss rate, the Company estimated that a market participant would require a loss rate input that was approximately 100 basis points higher than what was utilized at July 31, 2009.  As a result the Company increased the weighted-average loss rate from 4.0% at July 31, 2009 to 5.0% at October 31, 2009. This was partially offset by a lower risk premium included in the discount rate inputs during the nine months ended October 31, 2009. Based on a review of the changes in market risk premiums during the nine months ended October 31, 2009, and discussions with its investment bankers and financial advisors, the Company estimated that a market participant would require a risk premium that was approximately 100 basis points less than was utilized at July 31, 2009, and 550 basis points less than was utilized at January 31, 2009. As a result, the Company decreased the weighted average discount rate input from 30.0% at January 31, 2009 to 25.5% at July 31, 2009, and to 24.3% at October 31, 2009, after reflecting a 3 basis point decrease in the risk-free interest rate included in the discount rate input at July 31, 2009, and a further 11 basis point decrease at October 31, 2009. These changes, along with changes in the funding mix inputs utilized, representing changes in the portion of Company-provided financing as opposed to the funding obtained by the QSPE from third-party sources, and other input changes which decreased the fair value, resulted in a decrease in fair value for the nine month period ended October 31, 2009 (see reconciliation of the balance of interests in securitized assets below). The changes in fair value resulted in a decrease in Income before taxes of $3.7 million and $2.2 million, a decrease in net income of $2.4 million and $1.5 million for the three and nine months ended October 31, 2009, respectively, and a decrease in basic and diluted earnings per share of $0.11 and $0.06 for the three and nine months ended October 31, 2009.

If a market participant were to require a return on investment that is 10% higher than estimated in the Company’s calculation, the fair value of its interest in securitized assets would be decreased by $3.4 million as of October 31, 2009. The Company will continue to monitor financial market conditions and, each quarter, as it reassesses the inputs used, may adjust its inputs up or down, including the risk premiums it estimates a market participant would use. As the financial markets and general economic conditions fluctuate, the Company will likely be required to record additional non-cash gains and losses in future periods.

The Company uses a discounted cash flow model to estimate its servicing liability using the portfolio performance and discount rate assumptions discussed above, and an estimate of the servicing fee a market participant would require to service the portfolio. There is risk to the Company that the expenses incurred to service the portfolio would exceed the amount of liability recorded.

The following is a reconciliation of the beginning and ending balances of the Interests in securitized assets and the beginning and ending balances of the servicing liability for the three months ended October 31, 2008 and 2009 (in thousands):

	Three Months Ended
	October 31,
	2008	2009
Reconciliation of Interests in Securitized Assets:

Balance of Interests in securitized assets at beginning of period	$177,648	$164,090

Amounts recorded in Finance charges and other:
Gains (losses) associated with changes in portfolio balances	(45)	846
Changes in fair value due to assumption changes:
Fair value increase (decrease) due to changing portfolio yield	(672)	(1,055)
Fair value increase (decrease) due to lower (higher) projected interest rates	310	251
Fair value increase (decrease) due to lower (higher) projected loss rates	(3,767)	(3,691)
Fair value increase (decrease) due to changes in funding mix	(2,749)	(1,619)
Fair value increase (decrease) due to change in risk-free interest rate
component of discount rate	1,671	164
Fair value increase (decrease) due to change in risk premium included
in discount rate	(11,252)	1,452
Other changes	553	(173)
Net change in fair value due to assumption changes	(15,906)	(4,671)

Net losses included in Finance charges and other (a)	(15,951)	(3,825)

Change in balance of subordinated security and equity interest due to
transfers of receivables	492	(10,899)

Balance of Interests in securitized assets at end of period	$162,189	$149,366

Reconciliation of Servicing Liability:

Balance of servicing liability at beginning of period	$1,279	$985

Amounts recorded in Finance charges and other:
Increase (decrease) associated with change in portfolio balances	(134)	(71)
Increase (decrease) due to change in discount rate	(46)	7
Other changes	(21)	(30)
Net change included in Finance charges and other (b)	(201)	(94)

Balance of servicing liability at end of period	$1,078	$891

Net decrease in fair value included
in Finance charges and other (a) - (b)	$(15,750)	$(3,731)

The following is a reconciliation of the beginning and ending balances of the Interests in securitized assets and the beginning and ending balances of the servicing liability for the nine months ended October 31, 2008 and 2009 (in thousands):

	Nine Months Ended
	October 31,
	2008	2009
Reconciliation of Interests in Securitized Assets:

Balance of Interests in securitized assets at beginning of period	$178,150	$176,543

Amounts recorded in Finance charges and other:
Gains associated with changes in portfolio balances	122	1,527
Changes in fair value due to assumption changes:
Fair value increase (decrease) due to changing portfolio yield	(1,488)	(1,531)
Fair value increase (decrease) due to lower (higher) projected interest rates	187	384
Fair value increase (decrease) due to lower (higher) projected loss rates	(3,767)	(3,691)
Fair value increase (decrease) due to changes in funding mix	(1,496)	(6,505)
Fair value increase (decrease) due to change in risk-free interest rate
component of discount rate	1,433	187
Fair value increase (decrease) due to change in risk premium included
in discount rate	(16,380)	7,949
Other changes	1,241	(836)
Net change in fair value due to assumption changes	(20,270)	(4,043)

Net losses included in Finance charges and other (a)	(20,148)	(2,516)

Change in balance of subordinated security and equity interest due to
transfers of receivables	4,187	(24,661)

Balance of Interests in securitized assets at end of period	$162,189	$149,366

Reconciliation of Servicing Liability:

Balance of servicing liability at beginning of period	$1,197	$1,157

Amounts recorded in Finance charges and other:
Increase (decrease) associated with change in portfolio balances	(48)	(250)
Increase (decrease) due to change in discount rate	(66)	37
Other changes	(5)	(53)
Net change included in Finance charges and other (b)	(119)	(266)

Balance of servicing liability at end of period	$1,078	$891

Net decrease in fair value included
in Finance charges and other (a) - (b)	$(20,029)	$(2,250)

4.      Supplemental Disclosure of Revenue

The following is a summary of the classification of the amounts included as Finance charges and other for the three and nine months ended October 31, 2008 and 2009 (in thousands):

	Three Months ended		Nine Months ended
	October 31,		October 31,
	2008	2009	2008	2009

Securitization income:
Servicing fees received	$6,602	$5,548	$19,462	$18,169
Gains (losses) on sale of receivables, net	1,682	(3,807)	17,090	(5,165)
Change in fair value of securitized assets	(15,750)	(3,731)	(20,029)	(2,250)
Interest earned on retained interests	8,314	9,710	23,146	32,712
Total securitization income	848	7,720	39,669	43,466
Insurance commissions	4,396	3,355	15,336	13,056
Interest income from receivables not sold and other	4,573	10,378	6,190	26,018
Finance charges and other	$9,817	$21,453	$61,195	$82,540

5.      Interests in Securitized Receivables

The Company has an agreement to sell customer receivables.  As part of this agreement, the Company sells eligible retail installment contracts and revolving receivable accounts to a QSPE that pledges the transferred accounts to a trustee for the benefit of investors. The following table summarizes the availability of funding under the Company’s securitization program at October 31, 2009 (in thousands):

	Capacity	Utilized	Available
2002 Series A	$200,000	$188,000	$12,000
2006 Series A – Class A	90,000	90,000	-
2006 Series A – Class B	43,333	43,333	-
2006 Series A – Class C	16,667	16,667	-
Total	$350,000	$338,000	$12,000

The 2002 Series A program functions as a credit facility to fund the initial transfer of eligible receivables. When the facility approaches a predetermined amount, the QSPE (Issuer) is required to seek financing to pay down the outstanding balance in the 2002 Series A variable funding note. The amount paid down on the facility then becomes available to fund the transfer of new receivables or to meet required principal payments on other series as they become due. The new financing could be in the form of additional notes, bonds or other instruments as the market and transaction documents might allow. The 2002 Series A program consists of $200 million that is renewable annually, at our option, until September 2012. The 2006 Series A program, which was consummated in August 2006, is non-amortizing for the first four years and officially matures in April 2017. However, it is expected that the principal payments, which begin in September 2010, will retire the bonds prior to that date.

The agreement contains certain covenants requiring the maintenance of various financial ratios and receivables performance standards. The Issuer was in compliance with the covenants at October 31, 2009. Additionally, the agreement contains cross-default provisions, such that, any default under another credit facility of the Company or the Issuer would result in a default under this agreement, and any default under this agreement would result in a default under those agreements. Based on recent declines in the economic conditions in the Company’s markets and the related impacts on its operating results, there is a reasonable likelihood that the Company could trigger the default provisions of its credit facilities beginning January 31, 2010, unless it is able to sufficiently improve operating trends, reduce the amount of debt outstanding on its balance sheet or amend the covenants contained in its and the QSPE’s credit facilities prior to January 31, 2010. Any amendment to the credit facilities would likely result in higher borrowing costs, among other potential requirements. If there is a default under any of the facilities that is not waived by the various lenders, it could result in the requirement to immediately begin repayment of all amounts owed under the Company’s and QSPE’s credit facilities. If the repayment of amounts owed under the Company's credit facility is accelerated, it may not have sufficient cash and liquid assets at such time to be able to immediately repay all the amounts owed under the facility. Any repayment requirement or acceleration of amounts owed could have a material adverse affect on the business operations of the Company.

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

Through its retail sales activities, the Company generates customer retail installment contracts and revolving receivable accounts. The Company enters into securitization transactions to sell eligible accounts to the QSPE. In these securitizations, the Company retains servicing responsibilities and subordinated interests. The Company receives annual servicing fees and other benefits approximating 4.0% of the outstanding balance and rights to future cash flows arising after the investors in the securities issued by or on behalf of the QSPE have received from the trustee all contractually required principal and interest amounts. The Company records a servicing liability related to the servicing obligations (See Note 3). The investors and the securitization trustee have no recourse to the Company’s other assets for failure of the individual customers of the Company and the QSPE to pay when due. The Company’s retained interests are subordinate to the investors’ interests, and would not be paid if the Issuer is unable to repay the amounts due under the 2002 Series A and 2006 Series A programs. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

The fair values of the Company’s interest in securitized assets were as follows (in thousands):

	January 31,	October 31,
	2009	2009
Interest-only strip	$31,958	$19,061
Subordinated securities	144,585	130,305
Total fair value of interests in securitized assets	$176,543	$149,366

The table below summarizes valuation assumptions used for each period presented:

	January 31,	October 31,
	2009	2009
Net interest spread
Primary installment	14.5%	14.4%
Primary revolving	14.5%	14.4%
Secondary installment	14.1%	12.5%
Expected losses
Primary installment	3.4%	4.5%
Primary revolving	3.4%	4.5%
Secondary installment	5.5%	6.5%
Projected expense
Primary installment	3.9%	4.0%
Primary revolving	3.9%	4.0%
Secondary installment	3.9%	4.0%
Discount rates
Primary installment	29.2%	23.7%
Primary revolving	29.2%	23.7%
Secondary installment	33.2%	27.7%

At October 31, 2009, key economic assumptions and the sensitivity of the current fair value of the interests in securitized assets to immediate 10% and 20% adverse changes in those assumptions are as follows (dollars in thousands):

	Primary	Primary	Secondary
	Portfolio	Portfolio	Portfolio
	Installment	Revolving	Installment
Fair value of interest in securitized assets	$112,154	$8,668	$28,544

Expected weighted average life	1.3 years	1.3 years	1.8 years

Net interest spread assumption	14.4%	14.4%	12.5%
Impact on fair value of 10% adverse change	$3,547	$274	$1,044
Impact on fair value of 20% adverse change	$6,994	$541	$2,058
Expected losses assumptions	4.5%	4.5%	6.5%
Impact on fair value of 10% adverse change	$1,110	$86	$541
Impact on fair value of 20% adverse change	$2,211	$171	$1,075
Projected expense assumption	4.0%	4.0%	4.0%
Impact on fair value of 10% adverse change	$982	$76	$356
Impact on fair value of 20% adverse change	$1,964	$152	$711
Discount rate assumption	23.7%	23.7%	27.7%
Impact on fair value of 10% adverse change	$2,399	$185	$829
Impact on fair value of 20% adverse change	$4,683	$362	$1,612

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

The following tables present quantitative information about the receivables portfolios managed by the Company (in thousands):

	Total Principal Amount of		Principal Amount Over		Principal Amount
	Receivables		60 Days Past Due (1)		Reaged (1)
	January 31,	October 31,	January 31,	October 31,	January 31,	October 31,
	2009	2009	2009	2009	2009	2009
Primary portfolio:
Installment	$551,838	$556,535	$33,126	$42,694	$88,224	$88,152
Revolving	38,084	36,553	2,027	2,083	2,401	1,912
Subtotal	589,922	593,088	35,153	44,777	90,625	90,064
Secondary portfolio:
Installment	163,591	145,109	19,988	23,735	50,537	49,073
Total receivables managed	753,513	738,197	55,141	68,512	141,162	139,137
Less receivables sold	645,715	506,783	52,214	58,871	131,893	123,384
Receivables not sold	107,798	231,414	$2,927	$9,641	$9,269	$15,753
Allowance for uncollectible accounts	(3,913)	(9,840)
Allowances for promotional credit programs	(1,588)	(5,040)
Current portion of customer accounts
receivable, net	61,125	136,600
Long-term customer accounts
receivable, net	$41,172	$79,934

(1) Amounts are based on end of period balances and accounts could be represented in both the past due and reaged columns shown above.

			Net Credit				Net Credit
	Average Balances		Charge-offs (2)		Average Balances		Charge-offs (2)
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	October 31,		October 31,		October 31,		October 31,
	2008	2009	2008	2009	2008	2009	2008	2009
Primary portfolio:
Installment	$508,241	$558,195			$485,951	$555,090
Revolving	42,420	33,408			44,375	33,614
Subtotal	550,661	591,603	$3,849	$5,860	530,326	588,704	$10,859	$14,261
Secondary portfolio:
Installment	151,783	152,705	2,098	2,236	151,883	155,003	5,179	5,840
Total receivables managed	702,444	744,308	5,947	8,096	682,209	743,707	16,038	20,101
Less receivables sold	644,447	553,550	5,748	6,977	653,735	575,407	15,473	18,069
Receivables not sold	$57,997	$190,758	$199	$1,119	$28,474	$168,300	$565	$2,032

(2) Amounts represent total credit charge-offs, net of recoveries, on total receivables.

6.  Debt and Letters of Credit

On August 14, 2008, the Company entered into a $210 million asset-based revolving credit facility that provides funding based on a borrowing base calculation that includes accounts receivable and inventory. The facility matures in August 2011 and bears interest at LIBOR plus a spread ranging from 225 basis points to 275 basis points, based on a fixed charge coverage ratio. In addition to the fixed charge coverage ratio, the revolving credit facility includes a leverage ratio requirement, a minimum receivables cash recovery percentage requirement, a net capital expenditures limit and combined portfolio performance covenants. The Company was in compliance with the covenants at October 31, 2009. Additionally, the agreement contains cross-default provisions, such that, any default under another credit facility of the Company or its QSPE would result in a default under this agreement, and any default under this agreement would result in a default under those agreements. Based on recent declines in the economic conditions in the Company’s markets and the related impacts on its operating results, there is a reasonable likelihood that the Company could trigger the default provisions of its credit facilities beginning January 31, 2010, unless it is able to sufficiently improve operating trends, reduce the amount of debt outstanding on its balance sheet or amend the covenants contained in its and the QSPE’s credit facilities prior to January 31, 2010. Any amendment to the credit facilities would likely result in higher borrowing costs, among other potential requirements. If there is a default under any of the facilities that is not waived by the various lenders, it could result in the requirement to immediately begin repayment of all amounts owed under the Company’s and QSPE’s credit facilities. If the repayment of amounts owed under the Company's credit facility is accelerated, it may not have sufficient cash and liquid assets at such time to be able to immediately repay all the amounts owed under the facility. Any repayment requirement or acceleration of amounts owed could have a material adverse affect on the business operations of the Company.

Debt consisted of the following at the periods ended (in thousands):

	January 31,	October 31,
	2009	2009

Revolving credit facility for $210 million maturing in August 2011	$62,900	$125,000
Unsecured revolving line of credit for $10 million maturing in September 2009	-	-
Other long-term debt	17	464
Total debt	62,917	125,464
Less current portion of debt	5	156
Long-term debt	$62,912	$125,308

The Company’s revolving credit facility provides it the ability to utilize letters of credit to secure its obligations as the servicer under its QSPE’s asset-backed securitization program, deductibles under the Company’s property and casualty insurance programs and international product purchases, among other acceptable uses. At October 31, 2009, the Company had outstanding letters of credit of $21.7 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $21.7 million as of October 31, 2009.  As of October 31, 2009, the Company had approximately $42.1 million under its revolving credit facility, net of standby letters of credit issued, and $10.0 million under its unsecured bank line of credit immediately available for general corporate purposes.  The Company also had $21.2 million that may become available under its revolving credit facility as it grows the balance of eligible customer receivables it retains and its total eligible inventory balances.

The Company held interest rate swaps with notional amounts totaling $40.0 million as of October 31, 2009, with terms extending through July 2011 for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of its variable-rate debt, based on changes in the benchmark one-month LIBOR interest rate. Changes in the cash flows of the interest rate swaps are expected to exactly offset the changes in cash flows (changes in base interest rate payments) attributable to fluctuations in the LIBOR interest rate.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

For information on the location and amounts of derivative fair values in the statement of operation, see the tables presented below (in thousands):

	Fair Values of Derivative Instruments

	Liability Derivatives
	January 31, 2009		October 31, 2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as
hedging instruments under
Interest rate contracts	Other liabilities	$-	Other liabilities	$328

Total derivatives designated
as hedging instruments		$-		$328

Amount of
Gain or (Loss)
				Amount of			Recognized in
				Gain or (Loss)		Location of	Income on
	Amount of			Reclassified		Gain or (Loss)	Derivative
	Gain or (Loss)		Location of	from		Recognized in	(Ineffective
	Recognized		Gain or (Loss)	Accumulated		Income on	Portion
	in OCI on		Reclassified	OCI into		Derivative	and Amount
	Derivative		from	Income		(Ineffective	Excluded from
	(Effective		Accumulated	(Effective		Portion	Effectiveness
Derivatives in	Portion)		OCI into	Portion)		and Amount	Testing)
Cash Flow	Three Months Ended		Income	Three Months Ended		Excluded from	Three Months Ended
Hedging	October 31,	October 31,	(Effective	October 31,	October 31,	Effectiveness	October 31,	October 31,
Relationships	2008	2009	Portion)	2008	2009	Testing)	2008	2009
Interest Rate			Interest income/			Interest income/
Contracts	$-	$(63)	(expense)	$-	$(107)	(expense)	$-	$-

Total	$-	$(63)		$-	$(107)		$-	$-

Amount of
Gain or (Loss)
				Amount of			Recognized in
				Gain or (Loss)		Location of	Income on
	Amount of			Reclassified		Gain or (Loss)	Derivative
	Gain or (Loss)		Location of	from		Recognized in	(Ineffective
	Recognized		Gain or (Loss)	Accumulated		Income on	Portion
	in OCI on		Reclassified	OCI into		Derivative	and Amount
	Derivative		from	Income		(Ineffective	Excluded from
	(Effective		Accumulated	(Effective		Portion	Effectiveness
Derivatives in	Portion)		OCI into	Portion)		and Amount	Testing)
Cash Flow	Nine Months Ended		Income	Nine Months Ended		Excluded from	Nine Months Ended
Hedging	October 31,	October 31,	(Effective	October 31,	October 31,	Effectiveness	October 31,	October 31,
Relationships	2008	2009	Portion)	2008	2009	Testing)	2008	2009
Interest Rate			Interest income/			Interest income/
Contracts	$-	$(213)	(expense)	$-	$(199)	(expense)	$-	$-

Total	$-	$(213)		$-	$(199)		$-	$-

7.  Contingencies

Legal Proceedings.  On May 28, 2009, the Texas Attorney General filed suit against the Company in the Texas state District Court of Harris County, Texas, alleging that they engaged in unlawful and deceptive practices in violation of the Texas Deceptive Trade Practices-Consumer Protection Act. On November 24. 2009, the Company settled the litigation and denied those allegations in its answer to the suit, and under the terms of the settlement with the Texas Attorney General, it continues to deny any wrongdoing. As part of the settlement agreement, the Company has agreed to make two cash payments, one in the amount of $2.5 million in 30 days and a second payment in the amount of $2.0 million in 90 days, both to the Texas Attorney General for distribution to consumers as restitution. The second payment must be secured by a letter of credit from a national commercial bank which the Company must furnish within 10 days. The Company also agreed to pay $250,000 to the Texas Attorney General in attorney's fees, and to reimburse that office an as yet undertermined amount for litigation expenses, and to donate $100,000 to the University of Houston Law Center. This settlement caps the Company's financial exposure to the State, in connection with the all of the allegations contained in the suit filed against it by the Texas Attorney General in May of this year.

The Company is also involved in routine litigation and claims incidental to its business from time to time, and, as required, has accrued its estimate of the probable costs for the resolution of these matters. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact the Company’s estimate of reserves for litigation. As of October 31, 2009, the Company has recorded approximately $4.9 million in litigation reserves that reflect its best estimate of what it expects will be required to settle outstanding litigation. Approximately $4.1 million of that reserve was recorded during the quarter ended October 31, 2009.

Repair Service Agreement Obligations. The Company sells repair service agreements that extend the period of covered warranty service on the products the Company sells. For certain of the repair service agreements sold, the Company is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The typical term for these agreements is between 12 and 36 months. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sale and recorded in revenues in the statement of operations over the life of the agreements. The agreements can be canceled at any time and any deferred revenue associated with canceled agreements is reversed at the time of cancellation. The amounts of repair service agreement revenue deferred at January 31, 2009, and October 31, 2009, are $4.5 million and $4.3 million, respectively, and are included in Deferred revenue and allowances in the accompanying consolidated balance sheets.

The following table presents a reconciliation of the beginning and ending balances of the deferred revenue on the Company’s repair service agreements and the amount of claims paid under those agreements (in thousands):

Reconciliation of deferred revenues on repair service agreements	Nine Months Ended
	October 31,
	2008	2009

Balance in deferred revenues at beginning of period	$4,369	$4,478
Revenues earned during the period	(4,224)	(4,396)
Revenues deferred on sales of new agreements	4,406	4,253
Balance in deferred revenues at end of period	$4,551	$4,335

Total claims incurred during the period, excludes selling expenses	$1,621	$2,286

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This report contains forward-looking statements.  We sometimes use words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements.  Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events.  We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially.  Some of the risks, uncertainties and assumptions about us that may cause actual results to differ from these forward-looking statements include, but are not limited to:

•
our or our QSPE’s inability to maintain compliance with debt covenant requirements, including taking the actions necessary to maintain compliance with the covenants, such as obtaining amendments to the borrowing facilities that modify the covenant requirements, which could result in higher borrowing costs;

•
reduced availability under our revolving credit facility as a result of borrowing base requirements and the impact on the borrowing base calculation of changes in the performance or eligibility of the receivables financed by that facility;

•
increases in the retained portion of our receivables portfolio under our current QSPE’s asset-backed securitization program as a result of changes in performance or types of receivables sold, or as a result of a change in the mix of funding sources available to the QSPE, requiring higher collateral levels, or limitations on the ability of the QSPE to obtain financing through its commercial paper-based funding sources;

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

•
changes in laws and regulations and/or interest, premium and commission rates allowed by regulators on our credit, credit insurance and repair service agreements as allowed by those laws and regulations;

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

We are a specialty retailer with 77 retail locations in Texas, Louisiana and Oklahoma, that sells home appliances, including refrigerators, freezers, washers, dryers, dishwashers and ranges, a variety of consumer electronics, including LCD, LED, plasma and DLP televisions, camcorders, digital cameras, Blu-ray and DVD players, video game equipment, MP3 players and home theater products, lawn and garden products, mattresses and furniture. We also sell home office equipment, including computers and computer accessories and continue to introduce additional product categories for the home and consumer entertainment, such as GPS devices, to help increase same store sales and to respond to our customers' product needs. We require our sales associates to be knowledgeable of all of our products.

Unlike many of our competitors, we provide flexible in-house credit options for our customers. In the last three years, we financed, on average, approximately 61% of our retail sales through our internal credit programs. In turn, we finance substantially all of our customer receivables from these credit programs with cash flow from operations and through a revolving credit facility and an asset-backed securitization facility. As part of our asset-backed securitization facility, we have created a qualifying special purpose entity, which we refer to as the QSPE or the Issuer, to purchase eligible customer receivables from us and issue medium-term and variable funding notes, secured by these receivables, to third parties to finance its acquisition of the receivables. We sell eligible receivables, consisting of retail installment and revolving account receivables extended to our customers, to the issuer in exchange for cash and subordinated securities. Customer receivables not sold to the QSPE are funded by our revolving credit facility and included on our consolidated balance sheet.

We also derive revenues from repair services on the products we sell and from product delivery and installation services we provide to our customers. Additionally, acting as an agent for unaffiliated companies, we sell credit insurance and repair service agreements to protect our customers from credit losses due to death, disability, involuntary unemployment and property damage and product failure not covered by a manufacturers’ warranty.  We also derive revenues from the sale of extended repair service agreements, under which we are the primary obligor, to protect the customers after the original manufacturer’s warranty or repair service agreement has expired.

Our business is moderately seasonal, with a greater share of our revenues, pretax and net income realized during the quarter ending January 31, due primarily to the holiday selling season.

Executive Overview

This narrative is intended to provide an executive level overview of our operations for the three and nine months ended October 31, 2009.  A detailed explanation of the changes in our operations for this period as compared to the prior year period is included under Results of Operations. Some of the more specific items impacting our operating and pretax income were:

•
For the three months ended October 31, 2009, compared to the same period last year, Total net sales decreased 7.2% and Finance charges and other decreased 1.5%. Total revenues decreased 0.5% including the impact of the fair value adjustments related to our Interests in securitized assets in both periods, while same store sales decreased 9.3% for the quarter ended October 31, 2009. The same store sales decline was primarily driven by increasingly challenging economic conditions in our markets and the decline in average selling prices on flat-panel televisions. For the nine months ended October 31, 2009, compared to the same period last year, Total net sales decreased 1.4% and Finance charges and other increased 4.4%. Total revenues increased 2.2%, including the impact of the fair value adjustments related to our Interests in securitized assets in both periods, while same store sales decreased 6.1% during the nine months ended October 31, 2009. In addition to the factors stated above, same stores sales for the nine month period were impacted by Circuit City’s liquidation sales during February and March of 2009. During the three- and nine-month periods, growth in furniture and mattresses was offset by declines in the consumer electronics, appliance and lawn and garden categories and repair service agreement commissions.

•
Deferred interest and ”same as cash” plans under our consumer credit programs continue to be an important part of our sales promotion plans and are utilized to provide a wide variety of financing to enable us to appeal to a broader customer base.  For the three and nine months ended October 31, 2009, $46.1 million, or 31.0% and $105.3 million, or 16.0%, respectively, of our product sales were financed by our deferred interest and “same as cash” plans. For the comparable period in the prior year, product sales financed by our deferred interest and “same as cash” sales were $33.2 million, or 20.7% and $114.0 million, or 22.1%. Our promotional credit programs (same as cash and deferred interest programs), which require monthly payments, are reserved for our highest credit quality customers, thereby reducing the overall risk in the portfolio, and are typically used to finance sales of our highest margin products.  We expect to continue to offer promotional credit in the future, including the use of third-party consumer credit programs, which financed $3.9 million and $7.0 million of our product sales during the three and nine months ended October 31, 2009.

•	Our gross margin increased from 29.5% to 32.4% for the three months ended October 31, 2009, when compared to the same period in the prior year. The increase resulted primarily from:

•
a smaller unfavorable non-cash fair value adjustment related to our Interests in securitized assets of $3.7 million in the current year period, as compared to a $15.8 million non-cash decrease in the prior year period, which accounted for 430 basis points of the increase,

•
partially offset by a reduction in product gross margins from 20.7% to 18.5% for the three months ended October 31, 2008, and 2009, which negatively impacted the total gross margin by 180 basis points. The product gross margins were negatively impacted by a highly price competitive retail market,

•
a change in the revenue mix in the quarter ended October 31, 2009, such that higher gross margin finance charge and other revenues contributed a larger percentage of total revenues, excluding the non-cash fair value adjustment, partially offset by reduced revenue contribution from repair service agreement commissions, which contributed a smaller percentage of total revenues, resulted in an increase in the total gross margin of approximately 50 basis points, and

Our gross margin increased from 34.0% to 34.5% for the nine months ended October 31, 2009, when compared to the same period in the prior year. The increase was a result of trends similar to those discussed for the three months ended October 31, 2009.

•
Finance charges and other decreased 1.5% for the three months ended October 31, 2009 when compared to the same period last year, primarily due to a decrease in securitization income largely resulting from the reduction in the volume of receivables sold to the QSPE and reduced insurance commission income, partially offset by a growth in interest income earned on customer receivables retained on the balance sheet. As a result of the increase in the balance of receivables retained on our balance sheet, Interest income and other increased to $10.4 million for the three months ended October 31, 2009, from $4.6 million in the prior year period.  Finance charges and other increased 4.7% for the nine months ended October 31, 2009 when compared to the same period last year, primarily due to a growth in interest income earned on customer receivables retained on the balance sheet. As a result of the increase in the balance of receivables retained on our balance sheet, Interest income and other increased to $26.0 million for the nine months ended October 31, 2009, from $6.2 million in the prior year period, partially offset by a decrease in securitization income resulting from the reduction in the volume of receivables sold to the QSPE and reduced insurance commission income.

•
During the three months ended October 31, 2009, Selling, general and administrative (SG&A) expense increased as a percent of revenues to 35.8% from 33.9% in the prior year period and increased as a percent of revenues for the nine months ended October 31, 2009 to 30.4% from 29.9%, primarily due to the litigation reserves we established to reflect our best estimate of the amount we expect will be required to settle outstanding litigation as well as the increase in expenses related to the new stores opened during the prior fiscal year and the general de-leveraging effect of the decline in same store sales.  Partially offsetting the increase was the positive impact of the fair value adjustments related to our Interests in securitized assets on Total revenues, which accounted for approximately 200 basis points of decrease in the three month period and approximately 80 basis points of decrease in the nine month period.

•
During the three months ended October 31, 2009, we determined, as a result of the sustained decline in our market capitalization, the increasingly challenging economic environment and its impact on our comparable store sales, credit portfolio performance and operating results, that an interim goodwill impairment test was necessary. We concluded from our analysis that our goodwill was impaired and recorded a $9.6 million charge to write-off the carrying value of our goodwill.

•
The Provision for bad debts increased to $3.5 million and $7.6 million for the three months and nine months ended October 31, 2009, respectively. These increases are due to the increase in the balance of customer receivables retained on our balance sheet after the completion of our asset-based revolving credit facility in August 2008, and higher actual net credit charge-offs on the retained receivables as a result of the increased balances over the past 15 months. Additionally, as a result of the recent credit portfolio performance and expectations about future net charge-offs, the bad debt reserves for receivables retained on our balance sheet were increased, as a percent of the customer receivable balance, to 3.8% at October 31, 2009, from 3.3% at July 31, 2009. This change resulted in an approximately $1.2 million increase in the provision for bad debts during the quarter ended October 31, 2009. As opposed to our interest in the eligible customer receivables sold to the QSPE, which we account for at fair value, we are required to record a reserve for estimated future net credit losses for receivables retained on our balance sheet, which we estimate based on our historical loss trends for the combined portfolios and expectations of future losses. The non-cash adjustment to the reserve was $0.2 million lower during the three months ended October 31, 2009, as compared to the prior year, and $2.6 million higher for the nine months ended October, 31, 2009, as compared to the prior year. As a result, diluted earnings per share were increased by $0.01 and reduced by $0.07 for the three and nine months ended October 31, 2009, respectively.

•
Net interest expense increased in the current year period, due primarily to the increase in borrowings and use of invested cash balances to finance the increase in customer receivables retained on our balance sheet.

•
The provision (benefit) for income taxes for the three months and nine months ended October 31, 2009, were impacted primarily by the change in pre-tax income. The effective tax rate was higher during the 2009 period because taxes for the state of Texas are based on gross margin which did not decrease as significantly as the Company’s pre-tax income, and, as a result, partially offset the benefit for income taxes due to our loss before income taxes in the current year quarter.

Operational Changes and Resulting Outlook

While we are continuing to assess the availability of capital for new store locations and growth of the credit portfolio, we have opened two new locations during the current fiscal year. The two new locations opened are in Denton, Texas, in October 2009, and Pasadena, Texas, in November 2009. We intend to close our clearance center located in Baytown, Texas.

While we have benefited from our operations being concentrated in the Texas, Louisiana and Oklahoma region, recent weakness in the health of the state economies may present significant challenges to our operations in the coming quarters. Specifically, future sales volumes, gross profit margins and credit portfolio performance could be negatively impacted, and thus impact our overall profitability. As a result, while we will strive to grow our market share, maintain consistent credit portfolio performance and reduce expenses, we will also work to maintain our access to the liquidity necessary to maintain our operations through these challenging times.

Based on recent declines in the economic conditions in our markets and the related impacts on our operating results, there is a reasonable likelihood that we could trigger the default provisions of our credit facilities beginning January 31, 2010, unless we are able to sufficiently improve operating trends, reduce the amount of debt outstanding on our balance sheet or amend the covenants contained in our and our QSPE’s credit facilities prior to January 31, 2010. Any amendment to the credit facilities would likely result in higher borrowing costs, among other potential requirements. If there is a default under any of the facilities that is not waived by the various lenders, it could result in the requirement to immediately begin repayment of all amounts owed under our and our QSPE’s credit facilities, as all of the facilities have cross-default provisions that result in a default under all of the facilities if there is a default under any one of the facilities. If the repayment of amounts owed under our credit facility is accelerated, we may not have sufficient cash and liquid assets at such time to be able to immediately repay all the amounts owed under the facility. Any repayment requirement or acceleration of amounts owed could have a material adverse affect on our business operations.

We believe we have benefited and will continue to benefit from the recent closure of one of our major consumer electronics competitors, Circuit City. Because of their liquidation sale during February and early March 2009, the growth of our total product and repair service agreement sales slowed from the pace experienced during the fourth quarter of fiscal year 2009. We believe that their closure will continue to bring new customers into our stores, which could change the mix of our product sales and amount of credit we grant in relation to total product sales.

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

Application of Critical Accounting Policies

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as critical accounting estimates. We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of October 31, 2009.

Transfers of Financial Assets.  We sell eligible customer receivables to a QSPE that issues asset-backed securities to third-party lenders using these accounts as collateral, and we continue to service these accounts after the sale. We recognize the sale of these accounts when we relinquish control of the transferred financial asset. When we sell the eligible customer receivables, we record an asset representing the fair value of our residual interest in the cash flows of the QSPE, which is the difference between the interest earned on customer accounts and the cost associated with financing and servicing the transferred accounts, including an estimate of future net credit losses associated with the transferred accounts, plus our retained interest in the transferred receivables, discounted using a return we estimate would be expected by a market participant. We recognize the income from our interest in these sold customer receivables as gains on the sale of the asset, interest income and servicing fees. This income is included in Finance charges and other in our consolidated statements of operations. Additionally, changes in the fair value of our residual interest in the cash flows of the QSPE are recorded in Finance charges and other. We value our interest in the residual cash flows of the QSPE at fair value.

We estimate the fair value of our Interests in securitized assets using a discounted cash flow model with most of the inputs used being unobservable inputs. The primary unobservable inputs, which are derived principally from our historical experience, with input from our investment bankers and financial advisors, include the estimated portfolio yield, net credit loss rate, discount rate and payment rate and reflect our judgments about the assumptions market participants would use in determining fair value. We offer reage programs to past due customers that have experienced a financial hardship, if they meet the conditions of our reage policy. Reaging a customer’s account can result in updating it from a delinquent status to a current status. At October 31, 2009, reaged receivable balances represented 24.3% of the total portfolio balance held by the QSPE. The impact of our reaging programs is reflected in the historical payment rate, loss rate and delinquency trends considered in setting the market participant assumptions. The reage programs offered to our customers can result in updating an account from a delinquent status to a current status.  In determining the cost of borrowings, we use current actual borrowing rates, and adjust them, as appropriate, using interest rate futures data from market sources to project interest rates over time. Changes in the assumptions over time, including varying credit portfolio performance, market interest rate changes, market participant risk premiums required, or a shift in the mix of funding sources, could result in significant volatility in the fair value of the Interest in securitized assets, and thus our earnings.

Based on the Company’s current loss rate experience and the additional risk premium that a market participant would require on that loss rate, the Company estimated that a market participant would require a loss rate input that was approximately 100 basis points higher than what was utilized at July 31, 2009. As a result, we increased the weighted-average loss rate from 4.0% at July 31, 2009 to 5.0% at October 31, 2009. This was partially offset by a reduction in the discount rate input used in the calculation.  Based on a review of the changes in market risk premiums during the three months ended October 31, 2009, and discussions with our investment bankers and financial advisors, we estimated that the market risk premium required by a market participant decreased approximately 100 basis points during the quarter ended October 31, 2009. As a result, we decreased the weighted average discount rate assumption from 25.5% at July 31, 2009, to 24.3% at October 31, 2009, after reflecting a 11 basis point decrease in the risk-free interest rate included in the discount rate assumption. Similarly, we reviewed the changes in market risk premiums for the quarter ended July 31, 2009 and reduced the weighted average discount rate assumption to 25.5% from 30.0% at January 31, 2009 to reflect a decrease in the market risk premium of approximately 450 basis points and a 3 basis point decrease in the risk-free interest rate. If a market participant were to require a risk premium that is 10.0% higher than we estimated in the fair value calculation, the fair value of our Interests in securitized assets would decrease by $3.4 million as of October 31, 2009. If we had assumed a 10% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), the fair value of our Interests in securitized assets and Finance charges and other would have been reduced by $4.9 million as of October 31, 2009. If the assumption used for estimating credit losses was increased by 10%, the impact to Finance charges and other during the three months ended October 31, 2009 would have been a reduction in revenues and pretax income of $1.7 million.

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

Allowance for Doubtful Accounts. We record an allowance for doubtful accounts, including estimated uncollectible interest, for our Customer accounts receivable, based on our historical net loss experience and expectations for future losses. The net charge-off data used in computing the loss rate is reduced by the amount of post-charge-off recoveries received, including cash payments, amounts realized from the repossession of the products financed and, at times, payments received under credit insurance policies. Additionally, we separately evaluate the Primary and Secondary portfolios when estimating the allowance for doubtful accounts, but do not separately evaluate reaged accounts since these accounts have represented a relatively consistent proportion of the total portfolio over time. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $9.8 million and $3.9 million at October 31, 2009 and January 31, 2009, respectively. Additionally, as a result of our practice of reaging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off is impacted. If these accounts had been charged-off sooner the net loss rates over time might have been higher. Due to the recent growth in the balance of receivables on the balance sheet, as of October 31, 2009, reaged receivable balances represented 6.8% of the total portfolio balance. If the historical loss rate used to calculate the allowance for doubtful accounts were increased by 10% at October 31, 2009, we would have increased our Provision for bad debts by approximately $0.8 million.

Revenue Recognition.  Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell repair service agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell repair service renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the repair service agreement. These repair service agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are treated as separate units of accounting for revenue recognition purposes. The amount of repair service agreement revenue deferred at October 31, 2009, and January 31, 2009, is $4.5 million and $4.3 million, respectively, and is included in Deferred revenues and allowances in the accompanying consolidated balance sheets.

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

Accounting for Leases.  We analyze each lease, at its inception and any subsequent renewal, to determine whether it should be accounted for as an operating lease or a capital lease. Additionally, monthly lease expense for each operating lease is calculated as the average of all payments required under the minimum lease term, including rent escalations. Generally, the minimum lease term begins with the date we take possession of the property and ends on the last day of the minimum lease term, and includes all rent holidays, but excludes renewal terms that are at our option. Any tenant improvement allowances received are deferred and amortized into income as a reduction of lease expense on a straight line basis over the minimum lease term. The amortization of leasehold improvements is computed on a straight line basis over the shorter of the remaining lease term or the estimated useful life of the improvements. For transactions that qualify for treatment as a sale-leaseback, any gain or loss is deferred and amortized as rent expense on a straight-line basis over the minimum lease term.  Any deferred gain would be included in Deferred gain on sale of property and any deferred loss would be included in Other assets on the consolidated balance sheets.

Recently Issued Accounting Pronouncements. In June 2009, the FASB issued revised authoritative guidance to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. When enacted, the concept of a qualifying special-purpose entity will no longer be relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. The new FASB-issued authoritative guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption will have on our consolidated financial statements as it relates to our qualifying special purpose entity, and the adoption would result in the Company’s QSPE, which is currently recorded off-balance sheet, being consolidated in the Company’s balance sheet, in addition to potential changes in the Company’s statement of operations.

In June 2009, the FASB issued revised authoritative guidance to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This revised guidance would require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

b.
The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

The new FASB-issued authoritative guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of this revised guidance will have on our consolidated financial statements as it relates to our qualifying special purpose entity.

Results of Operations

The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2009	2008	2009
Revenues:
Product sales	87.2%	81.2%	83.0%	80.2%
Repair service agreement commissions (net)	4.7	4.0	4.6	4.1
Service revenues	2.8	3.0	2.5	2.7
Total net sales	94.7	88.2	90.1	87.0

Finance charges and other	13.9	13.8	13.1	13.4
Net decrease in fair value	(8.6)	(2.0)	(3.2)	(0.4)
Total finance charges and other	5.3	11.8	9.9	13.0

Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of goods sold, including warehousing and occupancy cost	69.1	66.2	64.9	64.3
Cost of parts sold, including warehousing and occupancy cost	1.4	1.5	1.1	1.3
Selling, general and administrative expense	33.9	35.8	29.9	30.4
Goodwill impairment	0.0	5.2	0.0	1.5
Provision for bad debts	1.5	1.9	0.6	1.2
Total costs and expenses	105.9	110.6	96.5	98.7
Operating income (loss)	(5.9)	(10.6)	3.5	1.3
Interest expense, net	0.3	0.7	0.1	0.4
Other (income) / expense, net	0.0	0.0	0.0	0.0
Income (loss) before income taxes	(6.2)	(11.3)	3.4	0.9
Provision (benefit) for income taxes	(2.0)	(3.0)	1.3	0.7
Net income (loss)	(4.2)%	(8.3)%	2.1%	0.2%

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

Three Months Ended October 31, 2009 Compared to Three Months Ended October 31, 2008

			Change
(Dollars in Millions)	2009	2008	$	%
Net sales	$161.4	$173.9	(12.5)	(7.2)
Finance charges and other	25.1	25.6	(0.5)	(2.0)
Net decrease in fair value	(3.7)	(15.8)	12.1	(76.6)
Revenues	$182.8	$183.7	(0.9)	(0.5)

The $12.5 million decrease in net sales consists of the following:

•	a $3.1 million increase generated by five retail locations that were not open for the three months in each period;

•	a $15.8 million same store sales decrease of 9.3%;

•	a $0.3 million decrease resulted from a increase in discounts on extended-term promotional credit sales (those with terms longer than 12 months); and

•	a $0.5 million increase from an increase in service revenues.

The components of the $12.5 million decrease in net sales were an $11.8 million decrease in Product sales and a $0.7 million decrease in repair service agreement commissions and service revenues. The $11.8 million decrease in product sales resulted from the following:

•
approximately $13.8 million decrease attributable to decreases in total unit sales, due primarily to decreased unit sales in appliances, track and lawn and garden, partially offset by increases in furniture and mattresses and consumer electronics, with television unit sales up 26.5%, and

•
approximately $2.0 million increase attributable to an overall increase in the average unit price. The increase was due primarily to an increase in price points in the appliances and track categories, partially offset by a decline in consumer electronics as the average price of televisions declined 23.4%.

The following table presents net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts (in thousands) and as a percent of total net sales.  Classification of sales has been adjusted from previous presentations to ensure comparability between the categories.

	Three Months Ended October 31,
	2009		2008		Percent
Category	Amount	Percent	Amount	Percent	Change

Consumer electronics	$56,216	34.8%	$58,337	33.5%	(3.6)%	(1)
Home appliances	47,842	29.7	53,075	30.5	(9.9)	(2)
Track	21,297	13.2	22,649	13.0	(6.0)	(3)
Furniture and mattresses	15,906	9.9	14,465	8.3	10.0	(4)
Lawn and garden	3,219	2.0	7,724	4.4	(58.3)	(5)
Delivery	2,965	1.8	2,876	1.7	3.1	(6)
Other	1,018	0.6	1,127	0.7	(9.7)
Total product sales	148,463	92.0	160,253	92.1	(7.4)
Repair service agreement
commissions	7,320	4.5	8,547	4.9	(14.4)	(7)
Service revenues	5,599	3.5	5,129	3.0	9.1	(8)
Total net sales	$161,382	100.0%	$173,929	100.0%	(7.2)%

__________________________________
(1)
This consumer electronics category declined despite continued growth in unit sales of flat-panel televisions, led by LCD and plasma televisions, offset by declines in average selling prices and projection television unit sales.

(2)
The home appliance category sales declined during the quarter, as the appliance market in general showed continued weakness and prior year sales benefited from the impacts of the hurricanes in September, 2008.

(3)
The track sales (consisting largely of computers, computer peripherals, video game equipment, portable electronics and small appliances) declined as increased sales from laptops and the introduction of netbooks were offset by declines in sales of other small electronic and appliance products.

(4)	This increase in furniture and mattresses sales was driven by the impact of expanded brand offerings and improved in-store displays.
(5)
This category was impacted primarily by lower generator sales, which increased in the prior year as a result of the hurricanes, and lower lawn and garden sales as drought conditions continued in many of our markets.

(6)	This increase is due largely to an increase in the average delivery price on overall deliveries.
(7)
The repair service agreement commissions decreased due to reduced emphasis on this product as a result of our monitoring of the program offered to consumers and the training of our sales associates, in response to the Texas Attorney General’s litigation. We expect sales in this area to trend towards our historical performance levels over time due to the enhancements made as a result of the review.

(8)	This increase is driven by an increase in the cost of parts used to repair higher-priced technology (flat-panel televisions, etc.).

			Change
(Dollars in Thousands)	2009	2008	$	%
Securitization income (including fair value adjustment)	$7,720	$848	6,872	810.4
Insurance commissions	3,355	4,396	(1,041)	(23.7)
Interest income and other	10,378	4,573	5,805	126.9
Finance charges and other	$21,453	$9,817	11,636	118.5

The increase in Securitization income resulted primarily from a $3.7 million decrease in the non-cash fair value adjustment to our Interests in securitized assets, as compared to a $15.8 million decrease in the prior year period.  This was partially offset by a decrease in securitization income as a result of a reduction in the balances sold to our QSPE. As a result of the reduced sales of new eligible customer receivables to the QSPE, gains (losses) on sales of receivables included in Securitization income declined to a loss of $3.8 million for the three months ended October 31, 2009, from a gain of $1.7 million for the three months ended October 31, 2008. Partially offsetting the decline, because of the higher discount rate assumption used in our fair value calculation since October 31, 2008, Interest earned on our retained interest included in Securitization income has increased to $9.7 million for the three months ended October 31, from $8.3 million in the prior year.

Insurance commissions have declined due to lower retrospective commissions, which were negatively impacted by higher claims filings due to Hurricanes Gustav and Ike that occurred in the prior fiscal year, and lower interest earnings on funds held by the insurance company for the payment of claims.

Interest income and other increased $5.8 million due to an increase in the balance of customer receivables that are being retained on-balance sheet to a balance of $231.4 million at October 31, 2009, from $89.6 million in the prior year.

The following table provides key portfolio performance information for the three months ended October 31, 2009 and 2008:

	2009			2008
	ABS (a)	Owned (b)	Total	Total
	(Dollars in thousands)
Interest income and fees	$22,556	$10,280	$32,836	$32,887
Net charge-offs	(6,977)	-	(6,977)	(5,748)
Borrowing costs	(4,127)	-	(4,127)	(6,426)
Amounts included in Finance charges and other	11,452	10,280	21,732	20,713
Net charge-offs in Provision for bad debts	-	(1,119)	(1,119)	(199)
Borrowing costs	-	(1,241)	(1,241)	(260)
Net portfolio yield (c)	$11,452	$7,920	$19,372	$20,254

Average portfolio balance	$524,136	$221,393	$745,529	$702,444
Interest income and fee yield % (annualized)	17.2%	18.6%	17.6%	18.7%
Net charge-off % (annualized)	5.3%	2.0%	4.3%	3.4%

(a)	Off-balance sheet portfolio owned by the QSPE and serviced by the Company. Charge-off levels will lag the reduction in portfolio balance.
(b)	On-balance sheet portfolio. Charge-off levels will lag the balance growth.
(c)	Consistent with securitization income, exclusive of the fair value adjustments, for the ABS facility.

			Change
(Dollars in Millions)	2009	2008	$	%
Cost of goods sold	$121.0	$127.0	(6.0)	(4.7)
Product gross margin percentage	18.5%	20.8%		-2.3%

Product gross margin decreased as a percent of net product sales from the 2008 period to the 2009 period due to a highly competitive retail environment driven by increased competition for market share.

			Change
(Dollars in Millions)	2009	2008	$	%
Cost of service parts sold	$2.7	$2.5	0.2	7.8
As a percent of service revenues	47.7%	48.3%		-0.6%

This increase was due primarily to a 14.9% increase in parts sales.  Parts sales also increased as a percentage of service revenues from 37.7% in the 2008 period to 39.7% in the 2009 period.

			Change
(Dollars in Millions)	2009	2008	$	%
Selling, general and administrative expense	$65.5	$62.4	3.1	5.0
As a percent of total revenues	35.8%	33.9%		1.9%

The increase in SG&A expense was largely attributable to a $4.1 million increase in the Company’s litigation reserves to reflect its best estimate of the amount it expects will be required to settle outstanding litigation and additional costs related to new stores opened since August 1, 2008, and related increases in employee and employee-related expenses and occupancy costs in addition to increased expense related to the use of third-party finance programs, and depreciation expense resulting from the new stores opened in the prior year and recent remodel of existing stores. Additionally, as a result of the decreased product sales volume during the quarter, sales compensation as a percentage of revenues increased as reduced commissions were more than offset by minimum wage payment requirements.  Partially offsetting these increases was $1.3 million of expenses, net of insurance proceeds, incurred in the prior year period related to the hurricanes. This decrease, along with lower advertising, data processing, postage, supplies, utilities, telephone and fuel expenses. SG&A expense as a percent of revenues was benefited by the impact of the fair value adjustments related to our Interests in securitized assets on Total revenues, which accounted for approximately 200 basis points of decrease. This impact was partially offset by the general de-leveraging effect of the decline in same store sales.

			Change
(Dollars in Millions)	2009	2008	$	%
Goodwill impairment	$9.6	$-	9.6	N/A

During the three months ended October 31, 2009, we determined, as a result of the sustained decline in our market capitalization and the current challenging economic environment and its impact on our comparable store sales, credit portfolio performance and operating results, that an interim goodwill impairment test was necessary. We concluded from our analysis that our goodwill was impaired and recorded a $9.6 million charge to write-off the book value of our goodwill.

			Change
(Dollars in Millions)	2009	2008	$	%
Provision for bad debts	$3.5	$2.8	0.7	25.0
As a percent of total revenues	1.91%	1.52%		0.39%

The provision for bad debts on Other receivables and Customer receivables retained by us and not eligible to be transferred to the QSPE increased primarily as a result of the increase in balances retained by us over the past four fiscal quarters, which led to an increase in the amount charged off, net of recoveries, of approximately $0.9 million. The increased charge-offs were partially offset by a reduction in the amount of the provision recorded to the allowance for doubtful accounts as a result of the significantly larger increase in the balance of accounts retained by us the third quarter of the prior fiscal year as compared the third quarter of the current fiscal year. However, this reduction was partially offset as a result of the recent credit portfolio performance and expectations about future net charge-offs, as we increased the bad debt reserves for receivables retained on our balance sheet, as a percent of the customer receivable balance, to 3.8% at October 31, 2009, from 3.3% at July 31, 2009. This change resulted in an approximately $1.2 million increase in the provision for bad debts during the quarter ended October 31, 2009. See the notes to the financial statements for information regarding the performance of the credit portfolio.

			Change
(Dollars in Thousands)	2009	2008	$	%
Interest expense, net	$1,281	$468	813	173.7

The increase in interest expense was a result of interest incurred on our revolving credit facility, which is funding the customer receivables being retained on our consolidated balance sheet. In addition, there was a decrease in interest income from invested funds as we used previously invested cash balances to fund growth in customer receivables.

			Change
(Dollars in Millions)	2009	2008	$	%
Benefit for income taxes	$(5.4)	$(3.6)	(1.8)	50.0
As a percent of loss before income taxes	26.1%	31.7%		-5.6%

The benefit for income taxes is driven by the loss before income taxes and the effective tax rate is affected by Texas margin tax, which is based on gross margin and is not affected by changes in loss before income taxes. Additionally, the Company is uncertain as to what amount of its litigation reserves will be ultimately deductible for taxes and, as such, approximately $1.6 million of tax benefit related to that expense has not yet been recognized.

Nine Months Ended October 31, 2009 Compared to Nine Months Ended October 31, 2008

			Change
(Dollars in Millions)	2009	2008	$	%
Net sales	$551.8	$559.6	(7.8)	(1.4)
Finance charges and other	84.8	81.2	3.6	4.4
Net decrease in fair value	(2.2)	(20.0)	17.8	(89.0)
Revenues	$634.4	$620.8	13.6	2.2

The $7.8 million decrease in net sales consists of the following:

•	a $22.2 million increase generated by nine retail locations that were not open for the nine months in each period;

•	a $32.5 million same store sales decrease of 6.1%;

•	a $1.1 million increase resulted from a decrease in discounts on extended-term promotional credit sales (those with terms longer than 12 months); and

•	a $1.4 million increase from an increase in service revenues.

The components of the $7.8 million decrease in net sales were a $6.7 million decrease in Product sales and a $1.1 million decrease in repair service agreement commissions and service revenues. The $6.7 million decrease in product sales resulted from the following:

•
approximately $2.6 million increase attributable to increases in total unit sales, due primarily to increased sales in consumer electronics, furniture and mattresses, partially offset by a decline in lawn and garden equipment sales, and

•
approximately $9.3 million decrease attributable to an overall decrease in the average unit price. The decrease was due primarily to a decline in price points in the consumer electronics and track categories, as the average price of televisions in general declined and a change in the mix of products in the track resulted in a drop in the average price point.

The following table presents net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts (in thousands) and as a percent of total net sales.  Classification of sales has been adjusted from previous presentations to ensure comparability between the categories.

	Nine Months Ended October 31,
	2009		2008		Percent
Category	Amount	Percent	Amount	Percent	Change

Consumer electronics	$195,131	35.4%	$195,169	34.9%	(0.0)%	(1)
Home appliances	167,450	30.3	169,176	30.2	(1.0)	(2)
Track	65,971	12.0	68,919	12.3	(4.3)	(3)
Furniture and mattresses	53,291	9.7	48,737	8.7	9.3	(4)
Lawn and garden	14,203	2.6	20,427	3.7	(30.5)	(5)
Delivery	9,185	1.7	9,221	1.6	(0.4)	(6)
Other	3,438	0.6	3,755	0.7	(8.4)
Total product sales	508,669	92.3	515,404	92.1	(1.3)
Repair service agreement
commissions	25,968	4.6	28,428	5.1	(8.7)	(7)
Service revenues	17,195	3.1	15,809	2.8	8.8	(8)
Total net sales	$551,832	100.0%	$559,641	100.0%	(1.4)%

__________________________________
(1)	The consumer electronics category was flat as continued consumer interest in LCD and plasma televisions offset declines in average selling prices and projection television unit sales.
(2)
The home appliance category decreased, as the appliance market in general showed continued weakness, and sales gains in the first six months of the current fiscal year were reversed by more challenging economic conditions in the most recent quarter.

(3)
The track sales (consisting largely of computers, computer peripherals, video game equipment, portable electronics and small appliances) declined as increased sales form laptops and the introduction of netbooks were offset by declines in sales of other small electronic products.

(4)	The increase in furniture and mattresses sales was driven by the impact of expanded brand offerings and improved in-store displays.
(5)
This category was impacted by lower lawn and garden sales as drought conditions continued in many of our markets and due to lower generator sales in the third quarter as the prior year sales benefited from the hurricanes.

(6)	This decrease is due to reduced deliveries as customers take advantage of the ability to carry out smaller flat-panel televisions
(7)
The repair service agreement commissions decreased due to reduced emphasis on this product as a result of our review and monitoring of the program offered to consumers and the training of our sales associates, in response to the Texas Attorney General’s litigation. We expect sales in this area to trend towards our historical performance levels over time due to the enhancements made as a result of the review.

(8)	This increase is driven by an increase in the cost of parts used to repair higher-priced technology (flat-panel televisions, etc.).

			Change
(Dollars in Thousands)	2009	2008	$	%
Securitization income (including fair value adjustment)	$43,466	$39,669	3,797	9.6
Insurance commissions	13,056	15,336	(2,280)	(14.9)
Interest income and other	26,018	6,190	19,828	320.3
Finance charges and other	$82,540	$61,195	21,345	34.9

The increase in Securitization income resulted primarily from a $2.2 million decrease in the non-cash fair value adjustment to our Interests in securitized assets in the current year period, as compared to a $20.0 million decrease in the prior year period.  This increase was partially offset by a decrease in securitization income as a result of a reduction in the balances sold to our QSPE. As a result of the reduced sales of new eligible customer receivables to the QSPE, gains (losses) on sales of receivables included in Securitization income declined to a loss of $5.2 million for the nine months ended October 31, 2009, from a gain of $17.1 million for the nine months ended October 31, 2008. Partially offsetting this decline, because of the higher discount rate assumption used in our fair value calculation since October 31, 2008, Interest earned on our retained interest included in Securitization income has increased to $32.7 million for the three months ended October 31, from $23.1 million in the prior year.

Insurance commissions have declined due to lower retrospective commissions, which were negatively impacted by higher claims filings due to Hurricanes Gustav and Ike, and lower interest earnings on funds held by the insurance company for the payment of claims.

Interest income and other increased $19.8 million due to an increase in the balance of customer receivables that are being retained on-balance sheet to a balance of $231.4 million at October 31, 2009, from $89.6 million in the prior year.

The following table provides key portfolio performance information for the nine months ended October 31, 2009 and 2008:

	2009			2008
	ABS (a)	Owned (b)	Total	Total
	(Dollars in thousands)
Interest income and fees	$76,954	$25,674	$102,628	$96,988
Net charge-offs	(18,069)	-	(18,069)	(15,473)
Borrowing costs	(13,170)	-	(13,170)	(17,278)
Amounts included in Finance charges and other	45,715	25,674	71,389	64,237
Net charge-offs in Provision for bad debts	-	(2,032)	(2,032)	(565)
Borrowing costs	-	(2,764)	(2,764)	(260)
Net portfolio yield (c)	$45,715	$20,878	$66,593	$63,412

Average portfolio balance	$570,199	$173,817	$744,016	$672,462
Interest income and fee yield % (annualized)	18.0%	19.7%	18.4%	19.2%
Net charge-off % (annualized)	4.2%	1.6%	3.6%	3.2%

(a)	Off-balance sheet portfolio owned by the QSPE and serviced by the Company. Charge-off levels will lag the reduction in portfolio balance.
(b)	On-balance sheet portfolio. Charge-off levels will lag the balance growth.
(c)	Consistent with securitization income, exclusive of the fair value adjustments, for the ABS facility.

			Change
(Dollars in Millions)	2009	2008	$	%
Cost of goods sold	$407.6	$402.9	4.7	1.2
Product gross margin percentage	19.9%	21.8%		-1.9%

Product gross margin decreased as a percent of net product sales from the 2008 period to the 2009 period due to a highly competitive retail environment driven by increased competition for market share.

			Change
(Dollars in Millions)	2009	2008	$	%
Cost of service parts sold	$8.1	$7.1	1.0	13.9
As a percent of service revenues	46.9%	44.7%		2.2%

This increase was due primarily to a 24.7% increase in parts sales.  Parts sales also increased as a percentage of service revenues from 34.3% in the 2008 period to 39.3% in the 2009 period.

			Change
(Dollars in Millions)	2009	2008	$	%
Selling, general and administrative expense	$193.0	$185.6	7.4	4.0
As a percent of total revenues	30.4%	29.9%		0.5%

The increase in SG&A expense was largely attributable to a $4.9 million increase in the Company’s litigation reserves to reflect its best estimate of the amount it expects will be required to settle outstanding litigation and the addition of new stores since February 1, 2008, and related increases in employee and employee-related expenses, partially offset by $1.3 million of expenses, net of insurance proceeds, incurred related to the hurricanes in the prior year, lower advertising, postage, utilities, telephone and fuel expenses. Additionally, as a result of the decreased product sales volume during the third quarter of the current year, sales compensation as a percentage of revenues increased as reduced commissions were more than offset by minimum wage payment requirements. SG&A expense decreased as a percent of revenues due to the impact of the fair value adjustments related to our Interests in securitized assets on Total revenues, which accounted for approximately 80 basis points of the decrease. This decrease was partially offset by the general de-leveraging effect of the decline in same store sales.

			Change
(Dollars in Millions)	2009	2008	$	%
Goodwill impairment	$9.6	$-	9.6	N/A

During the three months ended October 31, 2009, we determined, as a result of the sustained decline in our market capitalization and the current challenging economic environment and its impact on our comparable store sales, credit portfolio performance and operating results, that an interim goodwill impairment test was necessary. We concluded from our analysis that our goodwill was impaired and recorded a $9.6 million charge to write-off the book value of our goodwill.

			Change
(Dollars in Millions)	2009	2008	$	%
Provision for bad debts	$7.6	$3.4	4.2	123.9
As a percent of total revenues	1.20%	0.55%		0.65%

The provision for bad debts on Other receivables and Customer receivables retained by us and not eligible to be transferred to the QSPE increased primarily as a result of an increase in the allowance for doubtful accounts of $2.6 million due to the increase in the balance of receivables retained by us. Additionally, as a result of the increase in balances retained by us over the past three fiscal quarters, the amount charged off, net of recoveries, increased approximately $1.5 million. See the notes to the financial statements for information regarding the performance of the credit portfolio.

			Change
(Dollars in Thousands)	2009	2008	$	%
Interest expense, net	$2,809	$368	2,441	663.3

The increase in interest expense was a result of interest incurred on our new revolving credit facility, which is funding the customer receivables being retained on our consolidated balance sheet. In addition, there was a decrease in interest income from invested funds as we used previously invested cash balances to fund growth in customer receivables.

			Change
(Dollars in Millions)	2009	2008	$	%
Provision for income taxes	$4.5	$8.4	(3.9)	(46.1)
As a percent of income before income taxes	79.4%	39.0%		40.4%

The provision for income taxes is generally consistent with the decrease in income before income taxes. The effective tax rate was higher during the 2009 period because taxes for the state of Texas are based on gross margin and are not affected by changes in income before income taxes. Additionally, the Company is unsure what amount of its litigation reserves will be ultimately deductible for taxes and, as such, approximately $1.6 million of tax benefit related to that expense has not yet been recognized.

Liquidity and Capital Resources

Current Activities

We require capital to finance our growth as we add new stores and markets to our operations, which in turn requires additional working capital for increased receivables and inventory. We have historically financed our operations through a combination of cash flow generated from earnings and external borrowings, including primarily bank debt, extended terms provided by our vendors for inventory purchases, acquisition of inventory under consignment arrangements and transfers of receivables to our asset-backed securitization facilities.

As of October 31, 2009, we had additional borrowing capacity of $42.1 million under our revolving credit facility, net of standby letters of credit issued, and $10.0 million under our unsecured bank line of credit immediately available to us for general corporate purposes and extended vendor terms for purchases of inventory. In addition to the $42.1 million currently available under the revolving credit facility, an additional $21.2 million may become available as we grow the balance of eligible customer receivables retained by us and total eligible inventory balances. Recent credit portfolio performance resulted in a reduction in availability under the revolving credit facility of approximately $4.0 million at October 31, 2009. This amount may become available in the future if credit portfolio performance improves. The principal payments received on receivables held by us and by the QSPE, which averaged approximately $36 million per month during the nine months ended October 31, 2009, will also be available each month to fund new receivables generated. The weighted average interest rate on borrowings outstanding under the revolving credit facility at October 31, 2009 was 3.6%, including the interest expense associated with our interest rate swaps. In addition to the amounts available under our revolving credit facilities, the QSPE has $12 million of borrowing capacity that may become available as the balance of receivables transferred to it grows.

On November 24, 2009, we settled litigation filed against us earlier this year by the Texas Attorney General. The suit alleged that we engaged in deceptive trade practices in violation of the Texas Deceptive Trade Practices-Consumer Protection Act. We denied those allegations in our answer to the suit and, under the terms of the settlement with the Texas Attorney General, we continue to deny any wrongdoing. As part of the settlement agreement, we have agreed to make two cash payments, one in the amount of $2.5 million in 30 days and a second payment in the amount of $2.0 million in 90 days, both to the Texas Attorney General for distribution to consumers as restitution. The second payment must be secured by a letter of credit from a national commercial bank which we must furnish within 10 days. We also agreed to pay $250,000 to the Texas Attorney General in attorney's fees, and to reimburse that office an as yet undetermined amount for litigation expenses, and to donate $100,000 to the University of Houston Law Center. This settlement caps our financial exposure to the State, in connection with the all of the allegations contained in the suit filed against us by the Texas Attorney General in May of this year. While we believe by settling this suit we increase our ability to pursue equity or debt capital and restructure our credit facilities, the amounts we must pay under the settlement reduce cash that we could otherwise use to fund our operations at a time when economic conditions in our markets are negatively impacting our operating results.

During the nine months ended October 31, 2009, our QSPE reduced its receivable portfolio by $138.9 million and paid off $104.5 million in outstanding borrowings, while we borrowed $62.1 million to finance a $123.6 million increase in customer receivables on balance sheet. As a result, the combined borrowings of the Company and the QSPE declined $42.4 million, increasing the capacity available for future growth under those credit facilities.

A summary of the significant financial covenants that govern our revolving credit facility compared to our actual compliance status at October 31, 2009, is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum	1.50 to 1.00	1.30 to 1.00
Leverage ratio must be lower than required maximum	3.48 to 1.00	3.75 to 1.00
Cash recovery percentage must exceed required minimum	5.00%	4.75%
Capital expenditures, net must be lower than required maximum	$11.2 million	$22.0 million

Note: All terms in the above table are defined by the revolving credit facility and may or may not agree directly to the financial statement captions in this document.  The covenants are calculated on a trailing four quarter basis.

While we were in compliance with all of the covenants under our revolving credit facility as of October 31, 2009, due to the recent declines in the economic conditions in our markets and the related impacts on our operating results, there is a reasonable likelihood that we could trigger the default provisions of our credit facilities, especially the leverage ratio, beginning January 31, 2010, unless we are able to sufficiently improve operating trends, reduce the balance of debt outstanding on our balance sheet or amend the covenants contained in our credit facilities prior to January 31, 2010. We are taking actions to maintain compliance, including entering discussions with the lenders in our ABL and ABS facilities regarding potential amendment of the covenants, and are reviewing options to reduce the outstanding balance of debt on our balance sheet, including the ability to sell and leaseback owned real estate, ability to raise additional capital, and the ability to reduce the use of our credit programs and increase the use of third-party programs to finance purchases by our customers. Any amendment to the credit facilities would likely result in higher borrowing costs, among other potential requirements. If there is a default under any of the facilities that is not waived by the various lenders, it could result in the requirement to immediately begin repayment of all amounts owed under our and our QSPE’s credit facilities, as all of the facilities have cross-default provisions that would result in default under all of the facilities if there is a default under any one of the facilities. If the repayment of amounts owed under our credit facilities is accelerated, we may not have sufficient cash and liquid assets at such time to be able to immediately repay all the amounts owed under the facilities.

We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and the QSPE’s asset-backed securitization facilities.  Based on our current operating plans, we believe that cash generated from operations, available borrowings under our revolving credit facility and unsecured credit line, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and cash flows from the QSPE’s asset-backed securitization program will be sufficient to fund our operations, store expansion and updating activities and capital programs for at least 12 months, subject to continued compliance with the covenants in our and our QSPE’s credit facilities.

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

•	reduced availability under our revolving credit facility or the QSPE’s financing facilities as a result of non-compliance with the covenant requirements;

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

During the nine months ended October 31, 2009, net cash used in operating activities increased from $23.3 million used by operating activities during the nine months ended October 31, 2008, to $54.5 million used in the nine months ended October 31, 2009. Operating cash flows for the current period were impacted primarily by the $123.9 million increase in customer accounts receivable retained on our consolidated balance sheet, as compared to $81.3 million in the prior year. Prior to August 2008, virtually all customer accounts receivable were sold to and funded by our QSPE, resulting in the net cash flow activity from these transactions being reported in cash flows from operating activities. However, the cash flows are different for customer accounts receivable retained by us and financed through our revolving credit facility, with the increase in the accounts receivable balance being reflected as a use of operating cash flows, and borrowings under our revolving credit facility to finance the customer receivables being reflected as financing cash flows. As a result, we expect, as we continue to grow the balance of customer accounts receivable retained by us, the growth will result in a reduction of operating cash flows and an increase in financing cash flows. As a result of the pay off of the $100 million 364-day commitment by the QSPE during August 2009, we expect to slow the growth of receivables on the balance sheet as more cash flow from the QSPE will be available to purchase new receivables.

As noted above, we offer promotional credit programs to certain customers that provide for “same as cash” or deferred interest interest-free periods of varying terms, generally three, six, 12, 18, 24 and 36 months, and require monthly payments beginning in the month after the sale. The various “same as cash” promotional accounts and deferred interest program accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30.0% of eligible securitized receivables.  If we exceed this 30.0% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period.  The percentage of eligible securitized receivables represented by promotional receivables was 12.9% as of October 31, 2009. There is no limitation on the amount of “same as cash” or deferred interest program accounts that can be carried as collateral under the revolving credit facility. The percentage of all managed receivables represented by promotional receivables was 18.5% and 14.9% as of October 31, 2008 and 2009, respectively. The weighted average promotional period was 15.8 months and 10.1 months for all promotional receivables outstanding as of October 31, 2008 and 2009, respectively.  The weighted average remaining term on those same promotional receivables was 10.9 months and 7.8 months as of October 31, 2008 and 2009, respectively.  While overall these promotional receivables have a much shorter weighted average term than non-promotional receivables, we receive less income on these receivables, resulting in a reduction of the net interest margin on those receivables.

Net cash used in investing activities decreased from $14.8 million used in the fiscal 2009 period to $8.6 million used in the fiscal 2010 period. The net decrease in cash used in investing activities resulted primarily from a decline in purchases of property and equipment in the current year period. We estimate that our total capital expenditures for fiscal 2010 will be approximately $10 million to $12 million.

Net cash from financing activities increased from $31.3 million provided during the nine months ended October 31, 2008, to $61.8 million provided during the nine months ended October 31, 2009. The increase was driven primarily by draws on our revolving credit facility to fund the growth of customer accounts receivable on our balance sheet, as the QSPE used cash flows from receivable collections to pay down amounts owed under its financing facilities. Until its next debt maturity, the QSPE’s cash flows from collections on receivables held by it will be available to purchase new receivables. As a result, we expect the rate of growth of receivables on balance sheet to slow from the pace experienced during the past 12 months.

Off-Balance Sheet Financing Arrangements

Since we extend credit in connection with a large portion of our retail, repair service agreement and credit insurance sales, we have created a qualified special purpose entity, which we refer to as the QSPE or the issuer, to purchase eligible customer receivables from us and to issue medium-term and variable funding notes secured by the receivables to third parties to obtain cash for these purchases. We sell receivables, consisting of retail installment contracts and revolving accounts extended to our customers, to the issuer in exchange for cash and subordinated, unsecured promissory notes. To finance its acquisition of these receivables, the issuer has issued the notes and bonds described below to third parties. The unsecured promissory notes issued to us are subordinate to these third party notes and bonds.

At October 31, 2009, the issuer had issued two series of notes and bonds: the 2002 Series A variable funding note with a total capacity of $200 million and three classes of 2006 Series A bonds with an aggregate amount outstanding of $150 million, of which $6.0 million was required to be placed in a restricted cash account for the benefit of the bondholders. The 2002 Series A variable funding note is currently composed of a $200 million tranche that is annually renewable, at our option until September 2012. A $100 million 364-day tranche matured in August 2009, and was not renewed. There were no borrowings outstanding under the commitment at the time it expired. If the three-month average net portfolio yield, as defined by agreements, falls below 5.0%, then the issuer may be required to fund additions to the cash reserves in the restricted cash accounts. The three-month average net portfolio yield was 5.1% at October 31, 2009. Private institutional investors, primarily insurance companies, purchased the 2006 Series A bonds at a weighted fixed rate of 5.75%. The 2006 Series A bonds begin a 20-month amortization of the principal balance in September 2010, with interest-only payments required monthly until that time. The weighted average interest on the variable funding note during the month of October 2009 was 3.3%. On April 28, 2009, one of the banks supporting the commercial paper that funds the variable funding note was downgraded by one of the nationally recognized rating agencies. As a result, we have seen the QSPE’s borrowing costs increase and expect the increase to continue until such time, if ever, that the bank’s previous rating is reinstated. At this time we do not expect the downgrade to impact the bank’s ability to meet its funding obligations to the QSPE. However, we are currently experiencing an increase in the weighted average interest rate on the variable funding note between 50 and 65 basis points as a result of the downgrade.

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

Currently the 2002 Series A variable funding note permits the issuer to borrow funds up to $200 million to purchase receivables from us or make principal payments on other bonds, thereby functioning as a “basket” to accumulate receivables.  As issuer borrowings under the 2002 Series A variable funding note approach the total commitment, the issuer is required to request an increase in the 2002 Series A amount or issue a new series of bonds and use the proceeds to pay down the then outstanding balance of the 2002 Series A variable funding note, so that the basket will once again become available to accumulate new receivables or meet other obligations required under the transaction documents. Given the current state of the securitization market, the QSPE has been unable to issue medium-term notes or increase the availability under the variable funding note program. As of October 31, 2009, borrowings under the 2002 Series A variable funding note were $188.0 million.

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

A summary of the significant financial covenants that govern the 2002 Series A variable funding note compared to actual compliance status at October 31, 2009, is presented below:

	As reported	Required Minimum/ Maximum
Issuer interest must exceed required minimum	$94.2 million	$87.3 million
Gross loss rate must be lower than required maximum (a)	6.1%	10.0%
Serviced portfolio gross loss rate must be lower than required maximum (b)	4.9%	10.0%
Net portfolio yield must exceed required minimum (a)	5.1%	2.0%
Serviced portfolio net portfolio yield must exceed required minimum (b)	8.2%	2.0%
Payment rate must exceed required minimum (a)	6.0%	3.0%
Serviced portfolio payment rate must exceed required minimum (a)	5.00%	4.75%
Consolidated net worth must exceed required minimum	$353.0 million	$242.2 million

(a)	Calculated for those receivables sold to the QSPE.
(b)	Calculated for the total of receivables sold to the QSPE and those retained by the Company.

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

Securitization Facilities

We finance a portion of our eligible customer receivables through asset-backed securitization facilities

Retail Sales Entity
Eligible Customer Receivables
Qualifying Special Purpose Entity ("QSPE")
1. Cash Proceeds
2. Subordinated Securities
3. Right to Receive Cash Flows Equal to Interest Spread
2002 Series A Note
$200 million Commitment
Bank Commercial Paper Conduits
2006 Series A Bonds
$150 million
Private Institutional Investors
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates under the QSPE’s variable funding note facility are variable and are determined based on the commercial paper rate plus a spread of 2.50%. Accordingly, changes in the prime rate, the commercial paper rate or LIBOR, which are affected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, these credit facilities. Additionally, changes in the credit ratings of our commercial paper facility providers could affect the interest rate on the commercial paper they issue, and therefore our borrowing costs. We are also exposed to interest rate risk through the interest-only strip we receive from our sales of receivables to the QSPE, due to rate variability under the QSPE’s variable funding note discussed above. Since January 31, 2009, our interest rate sensitivity has decreased on the interest-only strip as the variable rate portion of the QSPE’s debt has decreased from $292.5 million, or 66.1% of its total debt, to $188.0 million, or 55.6% of its total debt. As a result, a 100 basis point increase in interest rates on the variable rate debt would increase borrowing costs of the QSPE by $1.9 million over a 12-month period, based on the balance outstanding at October 31, 2009.

Interest rates under our revolving credit facility are variable and are determined, at our option, as the base rate, which is the prime rate plus the base rate margin, which ranges from 0.25% to 0.75%, or LIBOR plus the LIBOR margin, which ranges from 2.25% to 2.75%. At October 31, 2009, there was $125.0 million outstanding under this facility. On March 31, 2009, we entered into interest rate swaps with notional amounts totaling $30.0 million to fix the rate on a portion of these balances and on June 23, 2009 we entered into an additional $10.0 million of interest rate swaps to fix the rate on a portion of the balances. As a result, a 100 basis point increase in interest rates on the revolving credit facility would increase our borrowing costs by $0.9 million over a 12-month period, based on the balance outstanding at October 31, 2009, after considering the impact of the interest rate swaps.

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

For the quarter ended October 31, 2009, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in routine litigation and claims incidental to our business from time to time. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact our estimate of reserves for litigation. As of October 31, 2009, the Company has recorded approximately $4.9 million in litigation reserves that reflect its best estimate of what it expects will be required to settle outstanding litigation.

Texas Attorney General Proceeding.  On May 28, 2009, the Texas Attorney General filed suit against us in the Texas state District Court of Harris County, Texas, alleging that we engaged in unlawful and deceptive practices in violation of the Texas Deceptive Trade Practices-Consumer Protection Act. The Attorney General alleged, among other things, that we failed to honor product maintenance and replacement agreements, misled customers about the nature of our product maintenance and replacement agreements, and engaged in false advertising with respect to our product maintenance and replacement agreements. The Attorney General sought injunctive relief, civil penalties of up to $20,000 per violation, as well as $250,000 if our conduct financially harmed persons aged 65 or older, restoration of any losses suffered by certain identifiable persons, attorney's fees and costs, the disgorgement of all sums taken from consumers, and pre-judgement and post-judgement interest as provided by law. On November 24, 2009, we settled the litigation and denied those allegations in our answer to the suit and, under the terms of the settlement with the Texas Attorney General, we continue to deny any wrongdoing. As part of the settlement agreement, we have agreed to make two cash payments, one in the amount of $2.5 million in 30 days and a second payment in the amount of $2.0 million in 90 days, both to the Texas Attorney General for distribution to consumers as restitution. The second payment must be secured by a letter of credit from a national commercial bank which we must furnish within 10 days. We also agreed to pay $250,000 to the Texas Attorney General in attorney's fees, and to reimburse that office an as yet undetermined amount for litigation expenses, and to donate $100,000 to the University of Houston Law Center. Additionally, the settlement provides for our implementation of certain business practices regarding extended warranty programs, all of which have been part of our business practices for over four months. This settlement caps our financial exposure to the State, in connection with the all of the allegations contained in the suit filed against us by the Texas Attorney General in May of this year.

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

The costs we incurred in settling the Texas Attorney General's lawsuit and the resulting changes to our operations could materially adversely affect our results of operations, stock price and financial position.

On May 28, 2009, the Texas Attorney General filed suit against us in the Texas state District Court of Harris County, Texas, alleging that we engaged in unlawful and deceptive practices in violation of the Texas Deceptive Trade Practices-Consumer Protection Act. On November 24, 2009, we settled this litigation. Under the settlement agreement, we agreed to make certain changes to our extended warranty agreements, including our repair service agreements and replacement product plan agreements and the manner in which we market and service these programs. The impact of the changes in our extended warranty programs as a result of the settlement are unknown and could materially and adversely affect our results of operations. Further, there is no end date as to the settlement agreement, thus we may be required to perform under the agreement in manners which are materially different and less competitive than our competitors for an indefinite period. Additionally, the settlement requires us to use cash to settle this lawsuit at a time when we need additional liquidity as a result of economic conditions and operating results, which could result in operating results deteriorating even further.

Adverse or negative publicity, including the publicity related to the lawsuit filed against us by the Texas Attorney General or the settlement, could cause our business to suffer or result in copycat lawsuits.

The settlement of the lawsuit filed against us by the Texas Attorney General or any negative publicity associated with our repair service and replacement program agreements could also adversely affect our reputation and negatively impact our sales and could result in copycat lawsuits being filed against us.

We have significant future capital needs which we may be unable to fund, and we may need additional funding sooner than currently anticipated and we have debt, which we may not be able to pay if the repayment of the entire or substantial amounts owed were to be accelerated.

While we were in compliance with all of the covenants under our revolving credit facility as of October 31, 2009, due to the recent decline in the economic conditions in our markets and the impact on our operating results, there is a reasonable likelihood that we could trigger the default provisions of our credit facilities, beginning January 31, 2010, unless we are able to sufficiently improve operating trends or reduce the balance of debt outstanding ou our balance sheet. We are taking actions to maintain compliance, including entering discussions with the lenders in our ABL and ABS facilities regarding potential amendment of the covenants, and are reviewing options to reduce the outstanding balance of debt on our balance sheet, including the ability to sell and leaseback owned real estate, ability to raise additional capital, and the ability to reduce the use of our credit programs and increase the use of third-party programs to finance purchases by our customers. Any amendment to the credit facilities would likely result in higher borrowing costs, among other potential requirements. If there is a default under any of the facilities that is not waived by the various lenders, it could result in the requirement  to immediately begin repayment of all amounts owed under our and our QSPE's credit facilities, as all of the facilities have cross-default provisions that would result in default under all of the facilities if there is a default under any one of the facilities. If the repayment of amounts owed under our credit facilities is accelerated, we may not have sufficient cash and liquid assets at such time to be able to immediately repay all the amounts owed under the facilities. Any repayment requirement or acceleration of amounts owed could have a material adverse affect on our business operations.

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

On November 24, 2009, the base salaries of our top five named executive officers were temporarily reduced by ten percent each.  These officers are Dr. William C. Nylin, Jr., Chairman of the Board of Directors, Timothy L. Frank, Chief Executive Officer and President, Michael J. Poppe, Chief Financial Officer, David W. Trahan, President – Retail Division and Reymundo de la Fuente, President – Credit Division.  There is no predetermined date for the restoring of the salaries. Additionally, under the terms of the previously adopted bonus plan for our executives, if our operating results continue to decline, the total compensation for each of these officers will be substantially less than they received last fiscal year, due to the reduction in calculated bonus opportunities.

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

Date: November 25, 2009

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

10.12.4
Amendment No. 1 to Second Amended and Restated Note Purchase Agreement dated August 28, 2008 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12.4 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2008 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 28, 2008).

10.12.5
Amendment No. 2 to Second Amended and Restated Note Purchase Agreement dated August 10, 2009 by and between Conn Funding II. L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.1 to Conn’s, Inc.  Form 10-Q for the quarterly period ended July 31, 2009 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 27, 2009).

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

10.14.3
Non-Executive Employment Agreement between Conn’s, Inc. and Thomas J. Frank, Sr., approved by the Board of Directors June 19, 2009 (incorporated herein by reference to Exhibit 10.14.1 to Conn’s, Inc.  Form 10-Q for the quarterly period ended July 31, 2009 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 27, 2009).t

10.15
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

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

10.17.5
Amendment #5 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of April 7, 2007 (incorporated herein by reference to Exhibit 10.18.5 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2007 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2007).

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

10.18.2
Seventh Amendment to Service Expense Reimbursement Agreement by and among Conn Appliances, Inc., American Bankers Life Assurance Company of Florida, American Bankers Insurance Company of Florida, American Reliable Insurance Company and Reliable Lloyds Insurance Company effective May 1, 2009 (incorporated herein by reference to Exhibit 10.14.1 to Conn’s, Inc.  Form 10-Q for the quarterly period ended July 31, 2009 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 27, 2009).

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

10.19.2
Fourth Amendment to Service Expense Reimbursement Agreement by and among CAI Credit Insurance Agency, Inc., American Bankers Life Assurance Company of Florida, American Bankers Insurance Company of Florida and American Reliable Insurance Company effective May 1, 2009 (incorporated herein by reference to Exhibit 10.14.1 to Conn’s, Inc.  Form 10-Q for the quarterly period ended July 31, 2009 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 27, 2009).

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

21
Subsidiaries of Conn's, Inc. (incorporated herein by reference to Exhibit 21 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2007 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2007).

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