Form 10-Q/A
period 2009-10-31
CONNS INC
filed 2009-12-15
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009	Commission File Number 000-50421

CONN'S, INC.
(Exact name of registrant as specified in its charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

We are amending our Quarterly Report on Form 10-Q (the "Original Filing") for the quarter ended October 31, 2009, to correct mistakes in our consolidated balance sheet as of October 31, 2009 and our consolidated statement of cash flows for the nine months ended October 31, 2009 filed with our Quarterly Report on Form 10-Q for the quarter ended October 31, 2009, which was filed with the Securities and Exchange Commission on November 25, 2009. This amendment and correction are necessitated by a typographical error in the consolidated balance sheets, specifically in the line entitled "Common stock", which led to the omission of those balances from the balance sheets, and typographical errors in the consolidated statement of cash flows, specifically on those lines in "Cash flows from operating activities" titled "(Gains) losses on interest in securitized assets" and "Changes in operating assets and liabilities - Inventory" and "Changes in operating assets and liabilities - Deferred revenues and allowances" where a close parentheses punctuation mark was inadvertently included at the end of each line.

All of the information in this Form 10-Q/A is as of October 31, 2009 and does not reflect any subsequent information or events other than the correction indicated above. Only the following items have been amended as a result of the correction:

Part I - Item 1 - Financial Statements, Consolidated Balance Sheets, Page 1
Part I - Item 1 - Financial Statements, Consolidated Statements of Cash Flows, Page 4

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Conn's, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
Assets	January 31, 2009	October 31, 2009
Current assets		(unaudited)
Cash and cash equivalents	$11,798	$10,582
Other accounts receivable, net of allowance of $60 and $63, respectively	32,878	19,611
Customer accounts receivable, net of allowance of $2,338 and $6,207 respectively	61,125	136,600
Interests in securitized assets	176,543	149,366
Inventories	95,971	71,698
Deferred income taxes	13,354	15,070
Prepaid expenses and other assets	5,933	17,475
Total current assets	397,602	420,402
Long-term portion of customer accounts receivable, net of
allowance of $1,575 and $3,632, respectively	41,172	79,934
Property and equipment
Land	7,682	7,682
Buildings	12,011	14,263
Equipment and fixtures	21,670	22,898
Transportation equipment	2,646	2,413
Leasehold improvements	83,361	88,719
Subtotal	127,370	135,975
Less accumulated depreciation	(64,819)	(74,364)
Total property and equipment, net	62,551	61,611
Goodwill, net	9,617	-
Non-current deferred income tax asset	2,035	3,830
Other assets, net	3,652	3,344
Total assets	$516,629	$569,121
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$5	$156
Accounts payable	57,809	40,845
Accrued compensation and related expenses	11,473	5,935
Accrued expenses	23,703	35,225
Income taxes payable	4,334	2,294
Deferred revenues and allowances	15,505	15,530
Total current liabilities	112,829	99,985
Long-term debt	62,912	125,308
Other long-term liabilities	5,702	5,396
Fair value of interest rate swaps	-	328
Deferred gains on sales of property	1,036	937
Stockholders' equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value, 40,000,000 shares authorized;
24,167,445 and 24,185,770 shares issued at January 31, 2009 and October 31, 2009, respectively)	242	242
Additional paid-in capital	103,553	105,587
Accumulated other comprehensive loss	-	(213)
Retained earnings	267,426	268,622
Treasury stock, at cost, 1,723,205 shares	(37,071)	(37,071)
Total stockholders' equity	334,150	337,167
Total liabilities and stockholders' equity	$516,629	$569,121

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

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)
	Nine Months Ended October 31,
	2008	2009

Cash flows from operating activities
Net income	$13,066	$1,196
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	9,462	10,062
Amortization / (Accretion), net	(234)	833
Provision for bad debts	3,394	7,645
Stock-based compensation	2,465	1,869
Goodwill impairment	-	9,617
Discounts on promotional credit	4,254	3,220
(Gains) losses on interest in securitized assets	(17,090)	5,165
(Increase) decrease in fair value of securitized assets	20,029	2,250
Provision for deferred income taxes	(9,276)	(2,520)
(Gains) losses on sales of property and equipment	77	(79)
Changes in operating assets and liabilities:
Customer accounts receivable	(81,325)	(123,867)
Other accounts receivable	6,310	13,267
Interest in securitized assets	9,205	17,741
Inventory	(24,844)	24,273
Prepaid expenses and other assets	(3,249)	(1,113)
Accounts payable	34,050	(16,964)
Accrued expenses	7,243	5,984
Income taxes payable	185	(13,345)
Deferred revenue and allowances	2,984	304
Net cash used in operating activities	(23,294)	(54,462)
Cash flows from investing activities
Purchases of property and equipment	(14,971)	(8,627)
Proceeds from sales of property	212	57
Net cash used in investing activities	(14,759)	(8,570)
Cash flows from financing activities
Proceeds from stock issued under employee benefit plans	745	165
Excess tax benefits from stock-based compensation	39	-
Borrowings under lines of credit	95,334	220,447)
Payments on lines of credit	(61,934)	(158,347)
Increase in deferred financing costs	(2,772)	(423)
Payment of promissory notes	(91)	(26)
Net cash provided by financing activities	31,321	61,816
Net change in cash	(6,732)	(1,216)
Cash and cash equivalents
Beginning of the year	11,015	11,798
End of period	$4,283	$10,582

Supplemental disclosure of non-cash activity
Cash interest received from interests in securitized assets	$23,146	$32,712
Cash proceeds from new securitizations	243,619	114,669
Cash flows from servicing fees	19,462	18,169
Purchases of property and equipment financed by notes payable	-	473

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

Date: December 15, 2009

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