Form 10-K
period 2010-01-31
CONNS INC
filed 2010-03-25
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2010	Commission File Number 000-50421

CONN'S, INC.
(Exact Name of Registrant as Specified in its Charter)

A Delaware corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3295 College Street
Beaumont, Texas  77701
(Address of Principal Executive Offices)

(409) 832-1696
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $0.01 per share	The NASDAQ Global Select Market, Inc

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):  Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2009, was approximately $183.4 million based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market, Inc.

There were 22,457,486 shares of common stock, $0.01 par value per share, outstanding on July 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2010 (incorporated herein by reference in Part III).

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS.

Unless the context indicates otherwise, references to "we," "us," and "our" refer to the consolidated business operations of Conn's, Inc. and all of its direct and indirect subsidiaries, limited liability companies and limited partnerships.

Overview

We are a specialty retailer and provider of consumer finance for purchases of a variety of durable consumer products for the home. We offer over 3,000 product items, or SKUs, at good-better-best price points in our core product categories of:

•
Consumer Electronics, which includes LED, LCD, plasma and DLP televisions, camcorders, digital cameras, computers and computer accessories, Blu-ray and DVD players, video game equipment, portable audio, MP3 players, GPS devices and home theater products. We represent such brands as  Samsung, Sony, LG, Toshiba, Hewlett Packard, Panasonic, Mitsubishi, Compaq, Bose, Canon and JVC. Based on 2008 revenues, as reported in Twice, This Week in Consumer Electronics, we were the 33rd largest retailer of consumer electronics in the United States;

•
Home Appliances, which includes refrigerators, freezers, washers, dryers, dishwashers, ranges and room air conditioners. We represent such brands as Whirlpool, Maytag, Frigidaire, Kitchen Aid, Samsung, LG, General Electric and Friedrich. Based on 2008 revenues, as reported in Twice, we were the 9th largest retailer of home appliances in the United States;

•
Furniture and Mattresses, which includes living room, bedroom and dining room furniture. We represent such brands as Serta, Lady Americana, Better Homes and Gardens, Ashley, Lane, Broyhill, Franklin and Jackson Furniture; and

•	Lawn and Garden Equipment, which includes lawn mowers, lawn tractors and handheld equipment. We represent such brands as Poulan, Husqvarna and Toro.

We sell our products for cash or for payment through major credit cards, in addition to offering our customers several financing alternatives through our proprietary credit programs and third-party financing. In the last three fiscal years, we financed, on average, approximately 61% of our retail sales through one of our two credit programs. We offer our customers a choice of installment payment plans and revolving credit plans through our primary credit portfolio. We also offer an installment program through our secondary credit portfolio to a limited number of customers who do not qualify for credit under our primary credit portfolio. Additionally, the most credit worthy customers in our primary credit portfolio may be eligible for no-interest financing plans.

We began as a small plumbing and heating business in 1890.  We began selling home appliances to the retail market in 1937 through one store located in Beaumont, Texas.  We opened our second store in 1959 and have since grown to 76 stores. We have been known for providing excellent customer service for over 119 years. We believe that our customer-focused business strategies make us an attractive alternative to appliance and electronics superstores, department stores and other national, regional and local retailers. We strive to provide our customers with:

•	a broad range of competitively priced, customer-driven, brand name products;

•	flexible financing alternatives through our proprietary credit programs and third-party financing;

•	next day delivery capabilities;

•	outstanding product repair service;

•	highly trained and knowledgeable sales personnel; and

•	a high level of customer service.

We believe that these strategies drive repeat purchases and enable us to generate substantial brand name recognition and customer loyalty. During fiscal 2010, approximately 67.5% of our credit customers, based on the number of invoices written, were repeat customers.

In 1994, we realigned and added to our management team, enhanced our infrastructure and refined our operating strategy to position ourselves for future growth. From fiscal 1994 to fiscal 1999, we selectively grew our store base from 21 to 26 stores while improving operating margins from 5.2% to 8.7%. Since fiscal 1999, we have generated significant growth in our number of stores, revenue and profitability. Specifically:

•
we have grown from 26 stores to 76 stores, an increase of over 192%, and although we have no new store openings currently planned, we plan to continue our store development in the future, dependent on capital availability to fund the expansion of our consumer finance operations;

•
total revenues have grown 257%, at a compounded annual rate of 12.3%, from $234.5 million in fiscal 1999, to $836.7 million in fiscal 2010 and our same store sales growth from fiscal 1999 through fiscal 2010 has averaged 5.7%; it decreased by 13.8% for fiscal 2010;

•	our operating margin has averaged 8.0% since fiscal 1999, including the impacts of the non-cash fair value adjustments recorded during fiscal years 2009 and 2010; it was 2.9% for fiscal 2010; and

•	our consumer credit portfolio has grown 356.3%, at a compounded annual growth rate of 14.8%, from $161.3 million at July 31, 1999 to $736.0 million at January 31, 2010.

See additional discussion about our operations under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our principal executive offices are located at 3295 College Street, Beaumont, Texas  77701.  Our telephone number is (409) 832-1696, and our corporate website is www.conns.com.  We do not intend for information contained on our website to be part of this Form 10-K.

Industry Overview

As measured by Twice, the top 100 consumer electronics retailers in the United States reported equipment and software sales of $126.2 billion in 2008, a 1.0% increase from the $124.9 billion reported in 2007. According to the Consumer Electronics Association, or CEA, total industry manufacturer sales of consumer electronics products in the world, are projected to be $165.3 billion in 2010, up 0.3% from $164.9 billion in 2009. The consumer electronics market is highly fragmented with sales coming from large appliance and electronics superstores, national chains, small regional chains, single-store operators, and consumer electronics departments of selected department and discount stores. We estimate, based on data provided in Twice, that Best Buy and Circuit City, the two largest consumer electronics superstore chains together accounted for approximately 38% of the total electronics sales attributable to the 100 largest retailers in 2008. Based on revenue in 2008, we were the 33rd largest retailer of consumer electronics in the United States.

Technological advancements and the introduction of new products have largely driven growth in the consumer electronics market. Recently, industry growth has been fueled primarily by the introduction of products that incorporate digital technology, such as high definition flat-panel (including LED and new 3-D technology) and projection televisions, Blu-ray and traditional DVD players, digital cameras and camcorders, digital stereo receivers, satellite technology and MP3 products. Digital products offer significant advantages over their analog counterparts, including better clarity and quality of video and audio, durability of recording and compatibility with computers. Due to these advantages, we believe that digital technology will continue to drive industry growth.

Based on data published in Twice the top 100 major appliance retailers reported sales of approximately $22.8 billion in 2008, down approximately 1.0% from reported sales in 2007 of approximately $23.8 billion. The retail appliance market is large and concentrated among a few major dealers, with sales coming primarily from large appliance and electronics superstores, national chains, small regional chains and home improvement centers. Sears has been the leader in the retail appliance market, with a market share of the top 100 retailers of approximately 34% in 2008 and 35% in 2007. Lowe’s and Home Depot held the second and third place positions, respectively, in national market share in 2008.  Based on revenue in 2008, we were the 9th largest retailer of home appliances in the United States.

In the home appliance market, many factors impact sales, including consumer confidence, economic conditions, household formations and new product introductions. Product design and innovation have recently been a key driver of sales in this market, while the reduction in sales of homes has negatively impacted appliance sales. Products recently introduced include high efficiency, front-loading laundry appliances and three door refrigerators, and variations on these products, including new features.

According to the U.S. Department of Commerce – Bureau of Economic Analysis, personal consumption expenditures for household furniture and mattresses were estimated to be approximately $85.8 billion in 2009, down from $92.8 billion in the prior year. Industry projections estimate that retail household furniture and mattress sales will grow approximately 3% to 5% annually from 2008 through 2013. The household furniture and mattress market is highly fragmented with sales coming from manufacturer-owned stores, independent dealers, furniture centers, specialty sleep product stores, national and local chains, mass market retailers, department stores and, to a lesser extent, home improvement centers, decorator showrooms, wholesale clubs, catalog retailers, and the Internet.

Based on data from the Federal Reserve System, estimated total consumer credit outstanding, which excludes primarily loans secured by real estate, was $2.45 trillion as of December 31, 2009, down 4.3% from $2.56 trillion at December 31, 2008. As a result of the recession that began in late 2007, consumers have increased their rate of savings and reduced their level of borrowing to fund purchases. Consumers obtain credit from banks, credit unions, finance companies and non-financial businesses that offer credit, including retailers. The credit obtained takes many forms, including revolving (e.g. credit cards) or fixed-term (automobile loans) credit, and at times is secured by the products being purchased.

Business Strategy

Our objective is to be the leading specialty retailer in each of our markets. We strive to achieve this objective through a continuing focus on superior execution in five key areas: merchandising, consumer credit, distribution, product service and training. Successful execution in each area relies on the following strategies:

•
Offering a broad range of customer-driven, brand name products.    We offer a comprehensive selection of high-quality, brand name merchandise to our customers at guaranteed low prices. Consistent with our good-better-best merchandising strategy, we offer a wide range of product selections from entry-level models through high-end models. We maintain strong relationships with the approximately 200 manufacturers and distributors that enable us to offer over 3,000 SKUs to our customers. Our principal suppliers include General Electric, Whirlpool, Frigidaire, Maytag, LG, Mitsubishi, Samsung, Sony, Toshiba, Serta, Ashley, Bose, Friedrich, Lane, Broyhill, Hewlett Packard, Compaq, Panasonic, Poulan, Husqvarna and Toro.

•
Offering flexible financing alternatives through our proprietary credit programs.     In the last three years, we financed, on average, approximately 61% of our retail sales through our internal credit programs. We believe that our credit programs provide our customers access to financing alternatives that our competitors typically do not offer and, as a result they:

• expand our potential customer base,
• increase our sales revenue,
• enhance customer loyalty, and
• enhance our overall profitability through consistent earnings from financing income.

Our credit department makes all credit decisions internally, entirely independent of our sales personnel. We provide special consideration to customers with good credit history with us. Before extending credit, we consider our loss experience by product category and the customer’s credit worthiness and income to debt level in determining the down payment amount and other credit terms. This facilitates product sales while keeping our credit risk within an acceptable range, allowing us to generate consistent credit portfolio performance. We provide a full range of credit products, including interest-free programs for the highest credit quality customers and our secondary portfolio for our credit-challenged customers.  The secondary portfolio, which has generally lower average credit scores than our primary portfolio, undergoes more intense internal underwriting scrutiny to mitigate the inherently greater risk, including address and employment verification and reference checks. Approximately 60% of our customers who have active credit accounts with us take advantage of our in-store payment option and come to our stores each month to make their payments, which we believe results in additional sales to these customers. We may be required in connection with our recently amended ABS credit facility to reduce or eliminate in-store payment options, dependent on certain criteria. We employ a rigorous series of measures to ensure collection of our credit receivables including contacting customers with past due accounts daily and attempt to work with them to collect payments in times of financial difficulty or periods of economic downturn. Our experience in credit underwriting and the collections process has enabled us to achieve an average net loss ratio of 3.3% over the past three years on the credit portfolio that we manage, including receivables transferred to our Qualifying Special Purpose Entity or QSPE.

•
Maintaining next day distribution capabilities.    We maintain four regional distribution centers and three other related facilities that, in combination with an outsourced third-party distribution arrangement in Louisiana, cover all of the major markets in which we operate. These facilities are part of a sophisticated inventory management system that also includes a fleet of approximately 70 transfer and delivery vehicles that service all of our markets. Our distribution operations enable us to deliver products on the day after the sale for approximately 94% of our customers who scheduled delivery during that timeframe.

•
Providing outstanding product repair service.    We service every product that we sell, and we service only the products that we sell. In this way, we can assure our customers that they will receive our service technicians’ exclusive attention to their product repair needs. All of our service centers are authorized factory service facilities that provide trained technicians to offer in-home diagnostic and repair service utilizing a fleet of approximately 120 service vehicles as well as on-site service and repairs for products that cannot be repaired in the customer’s home. At times, we also use third-party service providers to allow us to cover some of the markets outside our traditional service areas and maintain the appropriate level of customer service.

•
Developing and retaining highly trained and knowledgeable personnel.    We require all sales personnel to complete an intensive classroom training program and additional time riding in a delivery truck and a service truck to observe how we serve our customers after the sale is made. After the initial new hire training, all sales personnel participate in regular training programs to learn about new products and refresh their knowledge of the general sales process and maintaining a high level of customer service. Additionally, we also require all credit personnel to complete a two week classroom training program. Classroom instruction includes negotiation techniques and credit policy training to ensure customer retention and compliance with debt collection regulations. Post graduation, the collection trainees undergo additional skill set assessment training, coaching, and call monitoring within their respective department assignments. All credit personnel are required to complete monthly and quarterly refresher training and testing.

•
Providing a high level of customer service.    We endeavor to maintain a very high level of customer service as a key component of our culture, which has resulted in average customer satisfaction levels of approximately 90% over the past three years. We measure customer satisfaction on the sales floor, in our delivery operation and in our service department by sending survey cards to all customers to whom we have delivered or installed a product or made a service call. Our customer service resolution department takes more than 18,000 calls or online requests for assistance each month and attempts to assist customers within 72 hours of contact.

Store Development and Growth Strategy

In addition to executing our business strategy, we intend to continue to achieve profitable, controlled growth by increasing same store sales, and updating, expanding or relocating our existing stores, and although we have no new store openings planned currently, continuing our new store development in the future, dependent on future capital availability.

•	Increasing same store sales. We plan to continue to increase our same store sales by:

•	continuing to offer quality products at competitive prices;

•	re-merchandising our product offerings in response to changes in consumer interest and demand;

•	adding new merchandise to our existing product lines;

•	training our sales personnel to increase sales closing rates;

•	updating our stores as needed;

•	continuing to provide a high level of customer service in sales, delivery and servicing of our products; and

•	increasing sales of our merchandise, finance products, repair service agreements and credit insurance through direct mail and in-store credit promotion programs.

•
Opening new stores.    While we currently have no plans to open any new stores or to update existing stores for fiscal 2011, we intend to take advantage of our reliable infrastructure and proven store model to open new stores in the future, dependent upon future capital availability. This infrastructure includes our proprietary management information systems, training processes, distribution network, merchandising capabilities, supplier relationships, product service capabilities and centralized credit approval and collection management processes. We intend to expand our store base in existing, adjacent and new markets, as follows:

•
Existing and adjacent markets.    Over the long-term, we intend to increase our market presence by opening new stores in our existing markets and in adjacent markets as we identify the need and opportunity. New store openings in these locations will allow us to maximize opportunity in those markets and leverage our existing distribution network, advertising presence, brand name recognition and reputation. In fiscal 2010, we opened one new store in each of Dallas and Houston.

•
New markets.   During fiscal 2008 we opened our first store in Oklahoma and opened two additional stores in the market during fiscal 2009. We intend to consider new markets over the next several fiscal years, beginning with markets in states in which we currently operate. We expect that new store growth will include major metropolitan markets in Texas and have also identified a number of smaller markets within Texas, Louisiana and Oklahoma in which we expect to explore new store opportunities. Our long-term growth plans include markets in other areas of significant population density in neighboring states.

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

The addition of new stores and new and expanded product categories have played a significant role in our continued growth and success. We currently operate 76 retail stores located in Texas, Louisiana and Oklahoma. We opened seven stores in each of fiscal 2008 and 2009 and two stores in fiscal 2010. Additionally, we closed two of our clearance center locations in fiscal 2010. While we currently have no plans to open any new stores or to update existing stores for fiscal 2011, we expect to continue our store development program in the future, with a long-range plan of increasing the store count by approximately 10% each year, and to update a portion of our existing stores each year, dependent upon capital availability. We believe that continuing our strategies of updating existing stores, growing our store base and locating our stores in desirable geographic markets is important to our future success.

Customers

We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business.  No single customer accounts for more than 10% of our total revenues; in fact, no single customer accounted for more than $250,000 during the year ended January 31, 2010.

Products and Merchandising

Product Categories.    Each of our stores sells the major categories of products shown below. The following table, which has been adjusted from previous filings to ensure comparability, presents a summary of total revenues for the years ended January 31, 2008, 2009, and 2010:

	Year Ended January 31,
	2008		2009		2010
	Amount	%	Amount	%	Amount	%
	(in thousands)
Consumer electronics	$244,872	29.7%	$305,056	34.2%	$262,751	31.4%
Home appliances	223,877	27.2	221,474	24.9	208,470	24.9
Track	101,289	12.3	109,799	12.3	97,463	11.6
Furniture and mattresses	62,797	7.6	68,869	7.7	68,208	8.2
Lawn and garden	20,914	2.5	21,132	2.4	14,694	1.8
Delivery	12,524	1.5	12,423	1.4	11,498	1.4
Other	5,298	0.7	4,976	0.6	4,317	0.5
Total product sales	671,571	81.5	743,729	83.5	667,401	79.8
Repair service agreement
commissions	36,424	4.4	40,199	4.5	33,272	4.0
Service revenues	22,997	2.8	21,121	2.4	22,115	2.6
Total net sales	730,992	88.7	805,049	90.4	722,788	86.4
Finance charges and other (1)	93,136	11.3	85,701	9.6	113,887	13.6
Total revenues	$824,128	100.0%	$890,750	100.0%	$836,675	100.0%

Note (1) – Includes non-cash fair value adjustments reducing interests in securitized assets by $4.8 million and $24.5 million in the years ended January 31, 2008 and 2009 and increasing interests in securitized assets by $2.6 million in the year ended January 31, 2010, respectively.

Within these major product categories (excluding repair service agreements, service revenues and delivery and installation), we offer our customers over 3,000 SKUs in a wide range of price points. Most of these products are manufactured by brand name companies, including General Electric, Whirlpool, Frigidaire, Friedrich, Maytag, LG, Mitsubishi, Samsung, Sony, Toshiba, Bose, Canon, JVC, Serta, Simmons, Spring Air, Ashley, Lane, Broyhill, Franklin, Hewlett Packard, Compaq, Poulan, Husqvarna and Toro. As part of our good-better-best merchandising strategy, our customers are able to choose from products ranging from low-end to mid- to high-end models in each of our key product categories, as follows:

Category	Products	Selected Brands

Home appliances	Refrigerators, freezers, washers, dryers, ranges, dishwashers, built-ins, air conditioners and vacuum cleaners	Whirlpool, Maytag, Frigidaire, Kitchen Aid, Samsung, LG, General Electric, Friedrich, Roper, Hoover, Dyson and Eureka

Consumer electronics	LCD, plasma, and DLP televisions, and home theater systems	Samsung, Sony, LG, Toshiba, Panasonic, Mitsubishi and Bose

Track
Computers, computer peripherals, camcorders, digital cameras, DVD players, audio components, compact disc players, GPS devices, video game equipment, speakers and portable electronics (e.g. MP3 players)
Hewlett Packard, Compaq, Sony, Canon, Garmin, Panasonic, Nintendo, Microsoft and JVC

Furniture and mattresses	Furniture and mattresses	Serta, Lady Americana, Better Homes and Gardens, Ashley, Lane, Broyhill, Franklin and Jackson Furniture

Other	Lawn and garden	Poulan, Husqvarna, Toro, Weedeater

Purchasing.    We purchase products from over 200 manufacturers and distributors. Our agreements with these manufacturers and distributors typically cover a one-year time period, are renewable at the option of the parties and are terminable upon 30 days written notice by either party. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal 2010, 58.3% of our total inventory purchases were from six vendors, including 12.6%, 10.7% and 10.2% of our total inventory purchases from Samsung, LG and Toshiba, respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition.  We have no indication that any of our suppliers will discontinue selling us merchandise.  We have not experienced significant difficulty in maintaining adequate sources of merchandise, and we generally expect that adequate sources of merchandise will continue to exist for the types of products we sell.

Merchandising Strategy.    We focus on providing a comprehensive selection of high-quality merchandise to appeal to a broad range of potential customers. Consistent with our good-better-best merchandising strategy, we offer a wide range of product selections from entry-level models through high-end models. We primarily sell brand name warranted merchandise. Our established relationships with major appliance and electronic vendors and our affiliation with NATM, a major buying group with $5 billion in purchases annually, give us purchasing power that allows us to offer custom-featured appliances and electronics and provides us a competitive selling advantage over other independent retailers. As part of our merchandising strategy, we operate two clearance centers with one in Houston and one in Dallas to help sell damaged, used or discontinued merchandise.

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

Customer Service

We focus on customer service as a key component of our strategy. We believe our next day delivery option is one of the keys to our success. Additionally, our customer resolution department takes more than 18,000 calls or online requests or assistance each month and we attempt to assist customers within 72 hours of contact. We track customer service levels by individual salesperson, delivery person and service technician. We send out over 31,000 customer satisfaction survey cards each month covering all deliveries and service calls. Over the past three years, based upon a response rate from our customers of approximately 17%, we consistently report an average customer satisfaction level of approximately 90%.

Store Operations

Stores.     We currently operate 76 retail and clearance stores located in Texas, Louisiana and Oklahoma. We recently closed our clearance center in San Antonio, Texas, to provide additional space for the expansion of our credit collection center, which was located in the same facility and our clearance center in Baytown, Texas. The following table illustrates our markets, the number of freestanding and strip mall stores in each market and the calendar year in which we opened our first store in each market:

	Number of Stores
	Stand	Strip
Market	Alone	Mall
Houston	5	18
San Antonio/Austin	5	9
Golden Triangle (Beaumont, Port Arthur, Lufkin and Orange, Texas
and Lake Charles, Louisiana)	1	5
Baton Rouge/Lafayette	1	4
Corpus Christi	1	1
Dallas/Fort Worth	1	18
South Texas	1	3
Oklahoma	0	3
Total	15	61

Our stores have an average selling space of approximately 22,000 square feet, plus a rear storage area averaging approximately 5,500 square feet for fast-moving or smaller products that customers prefer to carry out rather than wait for in-home delivery. Two of our stores are clearance centers for discontinued product models, damaged merchandise, returns and repossessed product located in our Houston and Dallas markets and contain 30,630 square feet of combined selling space. All stores are open from 10:00 a.m. to 9:30 p.m. Monday through Friday, from 9:00 a.m. to 9:30 p.m. on Saturday, and from 11:00 a.m. to 7:00 p.m. on Sunday.  We also offer extended store hours during the holiday selling season.

Approximately 80% our stores are located in strip shopping centers and regional malls, with the balance being stand-alone buildings in “power centers” of big box consumer retail stores. All of our locations have parking available immediately adjacent to the store’s front entrance. Our storefronts have a distinctive front that guides the customer to the entrance of the store. Inside the store, a large colorful tile track circles the interior floor of the store. One side of the track leads the customer to major appliances, while the other side of the track leads the customer to a large display of television and home theater products. The inside of the track contains various home office and consumer electronic products such as computers, laptops, printers, Blu-ray and DVD players, camcorders, digital cameras, MP3 players, video game equipment and GPS devices. Mattresses, furniture and lawn and garden equipment displays occupy the rear of the sales floor. To reach the cashier’s desk at the center of the track area, our customers must walk past our products. We believe this increases sales to customers who have purchased products from us on credit in the past and who return to our stores to make their monthly credit payments.

We have updated many of our stores in the last three fiscal years. We expect to continue to update our stores as needed to address each store’s specific needs. All of our updated stores, as well as our new stores, include modern interior selling spaces featuring attractive signage and display areas specifically designed for each major product type. Our prototype store for future expansion has from 20,000 to 25,000 square feet of retail selling space, which approximates the average size of our existing stores and a rear storage area of between 5,000 and 7,000 square feet. Our investment to update our stores has averaged approximately $168,025 per store over the past three years, and as a result of the updating, we expect to increase same store sales at those stores. Over the last three years, we have invested approximately $10.4 million updating, refurbishing or relocating our existing stores.

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

Store Economics.    We lease 72 of our 76 current store locations, with an average monthly rent of $20,900. Our average per store investment for the 14 new leased stores we have opened in the last three years was approximately $1.4 million, including leasehold improvements, fixtures and equipment and inventory (net of accounts payable). Our total investment for the owned location that was built in 2008 totaled approximately $4.6 million, including land, buildings, fixtures and equipment and inventory (net of accounts payable). For these new stores, excluding the clearance center, the net sales per store have averaged $0.5 million per month.

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

Personnel and Compensation.    We staff a typical store with a store manager, an assistant manager, an average of 17 sales personnel and other support staff including cashiers and/or porters based on store size and location. Managers have an average tenure with us of approximately five years and typically have prior sales floor experience. In addition to store managers, we have seven district management personnel that generally oversee from seven to ten stores in each market. Our senior retail management personnel generally have an average of approximately 15 years of sales experience with us.

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

Training.    New sales personnel must complete an intensive classroom training program in the markets where they will be assigned, under the direction of sales management personnel in those markets. We then require them to spend additional time riding in delivery and service trucks to gain an understanding of how we serve our customers after the sale is made. Installation and delivery staff and service personnel receive training through an on-the-job program in which individuals are assigned to an experienced installation and delivery or service employee as helpers prior to working alone. In addition, our employees benefit from on-site training conducted by many of our vendors.

We attempt to identify store manager candidates early in their careers with us and place them in a defined program of training. They generally first attend our in-house training program, which provides guidance and direction for the development of managerial and supervisory skills. They then attend a Dale Carnegie® certified management course that helps solidify their management knowledge and builds upon their internal training. After completion of these training programs, manager candidates work as assistant managers for six to twelve months and are then allowed to manage one of our smaller stores, where they are supervised closely by the store’s district manager. We give new managers an opportunity to operate larger stores as they become more proficient in their management skills. Each store manager attends mandatory training sessions on a monthly basis and also attends bi-weekly sales training meetings where participants receive and discuss new product information.

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

Our website, www.conns.com, provides customers the ability to purchase our products on-line, offers information about our selection of products and provides useful information to the consumer on pricing, features and benefits for each product. Our website also allows the customers residing in the markets in which we operate retail locations to apply and be considered for credit. The website currently averages approximately 15,000 visits per day from potential and existing customers and during fiscal 2010 was a source of retail sales and credit applications.  The website is linked to a call center, allowing us to better assist customers with their credit and product needs.

Distribution and Inventory Management

We typically locate our stores in close proximity of our four regional distribution centers located in Houston, San Antonio, Dallas and Beaumont, Texas and smaller cross-dock facilities in Austin and Harlingen, Texas,  and Oklahoma City, Oklahoma. This enables us to deliver products to our customers quickly, reduces inventory requirements at the individual stores and facilitates regionalized inventory and accounting controls.

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

We maintain a fleet of tractors and trailers that allow us to move products from market to market and from distribution centers to stores to meet customer needs. We recently have outsourced the deliveries in our Louisiana market to a third party. Our fleet of home delivery vehicles enables our highly-trained delivery and installation specialists, in combination with the outsourced distribution arrangement in Louisiana, to quickly complete the sales process, enhancing customer service. We receive a delivery fee based on the products sold and the services needed to complete the delivery. Additionally, we are able to complete deliveries to our customers on the day after the sale for approximately 94% of our customers who have scheduled delivery during that timeframe.

Finance Operations

General.    We sell our products for cash or for payment through major credit cards and third-party financing, in addition to offering our customers several financing alternatives through our proprietary credit programs. In the last three fiscal years, we financed, on average, approximately 61% of our retail sales through one of our two credit programs. We offer our customers a choice of installment payment plans and revolving credit plans through our primary credit portfolio. We also offer an installment program through our secondary credit portfolio to a limited number of customers who do not qualify for credit under our primary credit portfolio. Additionally, the most credit worthy customers in our primary credit portfolio may be eligible for no-interest financing plans. We use a third-party finance company to provide a portion of our no-interest financing offerings.

The following table shows our product and repair service agreements sales, net of returns and allowances, by method of payment for the periods indicated.

	Year Ended January 31,
	2008		2009		2010
	Amount	%	Amount	%	Amount	%
	(in thousands)
Cash and other credit cards	$267,931	37.8%	$293,131	37.4%	$293,512	41.9%
Primary credit portfolio:
Installment	340,274	48.1	390,040	49.8	336,337	48.0
Revolving	34,025	4.8	23,105	2.9	28,638	4.1
Secondary credit portfolio	65,765	9.3	77,652	9.9	42,186	6.0
Total	$707,995	100.0%	$783,928	100.0%	$700,673	100.0%

Credit Approval.    Our credit programs are managed by our centralized credit underwriting department staff, independent of sales personnel. As part of our centralized credit approval process, we have developed a proprietary standardized scoring model that provides preliminary credit decisions, including down payment amounts and credit terms, based on customer risk, income level, and product risk. While we automatically approve some credit applications from customers, approximately 85% of all of our credit decisions are based on evaluation of the customer’s creditworthiness by a qualified in-house credit grader. As of January 31, 2010, we employed over 620 full-time and part-time employees who focus on credit approval, collections and credit customer service. Employees in these operational areas are trained to follow our strict methodology in approving credit, collecting our accounts, and charging off any uncollectible accounts based on pre-determined aging criteria, depending on their area of responsibility.

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

Installment accounts are paid over a specified period of time with set monthly payments. Revolving accounts provide customers with a specified amount which the customer may borrow, repay and re-borrow so long as the credit limit is not exceeded. Most of our installment accounts provide for payment over 12 to 36 months, with the average account in the primary credit portfolio remaining outstanding for approximately 14 to 16 months. Our revolving accounts remain outstanding approximately 14 to 16 months. During fiscal 2010, approximately 34% of the applications approved under the primary program were approved automatically through our computer system based on the customer’s credit history. The remaining applications, of both new and repeat customers, are sent to an experienced in-house credit grader.

We created our secondary credit portfolio program to meet the needs of those customers who do not qualify for credit under our primary program, typically due to past credit problems or lack of credit history. If we cannot approve a customer’s application for credit under our primary portfolio, we automatically send the application to the credit staff of our secondary portfolio for further consideration, using stricter underwriting criteria. The additional requirements include verification of employment and recent work history, reference checks and higher required down payment levels. We offer only the installment program to those customers who qualify under these stricter underwriting criteria, and these customers are not eligible for our no-interest programs. An experienced, in-house credit grader administers the credit approval process for all applications received under our secondary portfolio program. Most of the installment accounts approved under this program provide for repayment over 12 to 36 months, with the average account remaining outstanding for approximately 19 to 21 months.

The following tables present, for comparison purposes, information regarding our two credit portfolios.

	Primary Portfolio (1)
	Year Ended January 31,
	2008	2009	2010
	(total outstanding balance in thousands)
Total outstanding balance (period end)	$511,586	$589,922	$597,360
Average outstanding customer balance	$1,287	$1,403	$1,339
Number of active accounts (period end)	397,606	420,585	446,203
Weighted average credit score of outstanding balances	605	603	600
Total applications processed (2)	823,627	850,538	802,765
Percent of retail sales financed	53.5%	53.9%	53.5%
Weighted average origination credit score of sales financed	634	633	632
Total applications approved	49.8%	50.0%	51.1%
Average down payment	7.4%	5.9%	5.2%
Average interest spread (3)	12.9%	12.4%	13.4%

	Secondary Portfolio (1)
	Year Ended January 31,
	2008	2009	2010
	(total outstanding balance in thousands)
Total outstanding balance (period end)	$143,281	$163,591	$138,681
Average outstanding customer balance	$1,264	$1,394	$1,319
Number of active accounts (period end)	113,316	117,372	105,109
Weighted average credit score of outstanding balances	521	521	526
Total applications processed (2)	400,592	386,126	351,613
Percent of retail sales financed	9.5%	10.3%	6.6%
Weighted average origination credit score of sales financed	537	533	550
Total applications approved	29.8%	29.4%	20.2%
Average down payment	24.6%	20.5%	21.2%
Average interest spread (3)	14.0%	13.7%	12.8%

	Combined Portfolio (1)
	Year Ended January 31,
	2008	2009	2010
	(total outstanding balance in thousands)
Total outstanding balance (period end)	$654,867	$753,513	$736,041
Average outstanding customer balance	$1,282	$1,401	$1,335
Number of active accounts (period end)	510,922	537,957	551,312
Weighted average credit score of outstanding balances	587	585	586
Total applications processed (2)	1,224,219	1,236,664	1,154,378
Percent of retail sales financed	63.4%	64.1%	60.1%
Weighted average origination credit score of sales financed	614	612	620
Total applications approved	45.3%	45.7%	45.9%
Average down payment	10.1%	8.2%	7.6%
Average interest spread (3)	13.2%	12.7%	13.3%
___________________________

(1)	The Portfolios consist of owned and sold receivables.
(2)	Unapproved and not declined credit applications in the primary portfolio are automatically referred to the secondary portfolio.
(3)
Difference between the average interest rate yield on the portfolio and the average cost of funds under our financing programs plus the allocated interest related to funds required to finance the credit enhancement portion of the portfolio. Also reflects the loss of interest income resulting from interest free promotional programs.

Credit Quality.    We closely monitor the credit portfolios to identify delinquent accounts early and dedicate resources to contacting customers concerning past due accounts. We believe that our unique underwriting model, secured interest in the products financed, required down payments, local presence, ability to work with customers, relative to their product, service and credit insurance needs, and the flexible financing alternatives we offer contribute to the historically low net charge-off rates on these portfolios. In addition, our customers have the opportunity to make their monthly payments in our stores, and approximately 60% of our active credit accounts did so at some time during the last 12 months. We believe that these factors help us maintain a relationship with the customer that keeps losses lower while encouraging repeat purchases. We may be required in connection with our recently amended ABS credit facility to reduce or eliminate in-store payment options, dependent on certain criteria.

Our collection activities involve a combination of efforts that take place in our Beaumont, Texas and San Antonio collection centers, and field collection efforts that involve a visit by one of our credit counselors to the customer’s home. We maintain a predictive dialer system, including virtual collection systems, and letter campaign that helps us contact over 35,000 delinquent customers daily. We also maintain an experienced skip-trace department that utilizes current technology to locate customers who have moved and left no forwarding address. Our field collectors provide on-site contact with the customer to assist in the collection process or, if needed, to voluntarily repossess the product in the event of non-payment. As part of our effort to work with our customers to achieve and maintain a habit of making consistent monthly payments on their credit accounts with us we will, at times, extend their contractual payment terms, also known as reaging, which usually results in updating the past due status of the account to reflect it as current. Typically, we will agree to reage an account when a customer has experienced a financial hardship, such as temporary loss of employment, if, after discussing the situation with the customer, we validate that they will be able to resume making their regularly scheduled payments. Generally, for the reage process to be completed, the customer is required to pay interest on the account for the number of months reaged and at times may require one or more full monthly payments. An account can be reaged multiple times over its life, but the use of the reage program is limited and must comply with Company guidelines. We believe our reaging programs reduce our ultimate net charge-offs and enhance our ability to collect the full amounts due to us from sales under our credit programs and results in building long-term relationships with those customers that help drive future sales. Repossessions are made when it is clear that the customer is unwilling to establish a reasonable payment program. Our legal department represents us in bankruptcy proceedings and filing of delinquency judgment claims and helps handle any legal issues associated with the collection process.

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

Our accounting and credit staff consistently monitor trends in charge-offs by examining the various characteristics of the charge-offs, including store of origination, product type, customer credit and income information, down payment amounts and other identifying information. We track our charge-offs both gross, before recoveries, and net, after recoveries. We periodically adjust our credit granting, collection and charge-off policies based on this information.

The following tables reflects the performance of our two credit portfolios, net of unearned interest.

	Primary Portfolio (1)			Secondary Portfolio (1)
	Year Ended January 31,			Year Ended January 31,
	2008	2009	2010	2008	2009	2010
	(dollars in thousands)			(dollars in thousands)
Total outstanding balance (period end)	$511,586	$589,922	$597,360	$143,281	$163,591	$138,681
Average total outstanding balance	$465,429	$538,673	$592,376	$141,202	$157,529	$151,380
Account balances over 60 days old (period end)	$31,558	$35,153	$48,775	$18,220	$19,988	$24,616
Percent of balances over 60 days old to total
outstanding (period end)	6.2%	6.0%	8.2%	12.7%	12.2%	17.8%
Total account balances reaged (2)	$71,883	$90,560	$95,038	$35,844	$50,602	$49,135
Percent of balances reaged to total
outstanding (period end) (2)	14.1%	15.4%	15.9%	25.0%	30.9%	35.4%
Account balances reaged more than six months	$35,631	$36,452	$35,448	$15,599	$19,860	$21,920
Bad debt charge-offs (net of recoveries)	$12,429	$15,071	$20,777	$4,989	$7,291	$8,165
Percent of charge-offs (net of recoveries) to average outstanding	2.7%	2.8%	3.5%	3.5%	4.6%	5.4%
Bad debt charge-offs (net of recoveries)
of reaged balances as a percent of average
reaged balances outstanding (3)	10.2%	9.8%	13.6%	10.6%	10.4%	11.3%

	Combined Portfolio (1)
	Year Ended January 31,
	2008	2009	2010
	(dollars in thousands)
Total outstanding balance (period end)	$654,867	$753,513	$736,041
Average total outstanding balance	$606,631	$696,202	$743,756
Account balances over 60 days old (period end)	$49,778	$55,141	$73,391
Percent of balances over 60 days old to total
outstanding (period end)	7.6%	7.3%	10.0%
Total account balances reaged (2)	$107,727	$141,162	$144,173
Percent of balances reaged to total
outstanding (period end) (2)	16.5%	18.7%	19.6%
Account balances reaged more than six months	$51,230	$56,312	$57,368
Bad debt charge-offs (net of recoveries)	$17,418	$22,362	$28,942
Percent of charge-offs (net of recoveries) to average outstanding	2.9%	3.2%	3.9%
Bad debt charge-offs (net of recoveries) of reaged balances
as a percent of average reaged balances outstanding (3)	10.3%	10.0%	12.8%

(1)	The Portfolios consists of owned and sold receivables.
(2)	At January 31, 2009, this amount was impacted as we assisted our customers after Hurricanes Gustav and Ike in September 2008.
(3)	Is included as a component of Percent of charge-offs (net of recoveries) to average outstanding.

The following table presents information regarding the growth of our combined credit portfolios, including unearned interest.

	Year Ended January 31,
	2008	2009	2010
	(dollars in thousands)
Beginning balance	$675,253	$780,318	$906,777
New receivables financed	616,983	698,265	559,348
Revolving finance charges	3,838	3,734	3,392
Returns on account	(6,851)	(8,082)	(8,245)
Collections on account	(491,487)	(545,096)	(559,312)
Accounts charged off	(19,622)	(24,754)	(31,519)
Recoveries of charge-offs	2,204	2,392	2,577
Ending balance	780,318	906,777	873,018
Less unearned interest at end of period	(125,451)	(153,264)	(136,977)
Total portfolio, net	$654,867	$753,513	$736,041

Product Support Services

Credit Insurance.    Acting as agents for unaffiliated insurance companies, we offer credit life, credit disability, credit involuntary unemployment and credit property insurance at all of our stores on sales financed under our credit programs. These products cover payment of the customer’s credit account in the event of the customer’s death, disability or involuntary unemployment or if the financed property is lost or damaged. We receive sales commissions from the unaffiliated insurance company at the time we sell the coverage, and we receive retrospective commissions, which are additional commissions paid by the insurance carrier if insurance claims are less than earned premiums.

We require proof of property insurance on all installment credit purchases, although we do not require that customers purchase this insurance from us. During fiscal 2010, approximately 72.3% of our credit customers purchased one or more of the credit insurance products we offer, and approximately 14.9% purchased all of the insurance products we offer. Commission revenues from the sale of credit insurance contracts represented approximately 2.6%, 2.3% and 2.0% of total revenues for fiscal years 2008, 2009 and 2010, respectively.

Warranty Service.    We provide service for all of the products we sell and only for the products we sell. Customers purchased repair service agreements on products representing approximately 45.1% of our total retail sales for fiscal 2010. These agreements broaden and extend the period of covered manufacturer warranty service for up to four years from the date of purchase, depending on the product, and cover certain items during the manufacturer’s warranty period. These agreements are sold at the time the product is purchased. Customers may finance the cost of the agreements along with the purchase price of the associated product. We contact the customer prior to the expiration of the repair service agreement period to provide them the opportunity to renew the period of coverage.

We have contracts with unaffiliated third party insurers that issue the repair service agreements to cover the costs of repairs performed under these agreements. The initial service agreement is between the customer and the independent third-party insurance company, and we are obligated to provide service when it is needed under each agreement sold. We receive a commission on the sale of the contract, which is recognized in revenues at the time of the sale, and we receive retrospective commissions, which are additional commissions paid by the insurance carrier over time if the cost of repair claims are less than earned premiums. Additionally, we bill the insurance company for the cost of the service work that we perform. We are the obligor under renewal contracts sold after the primary warranty and third-party repair service agreements expire.  Under renewal contracts we recognize revenues received, and direct selling expenses incurred, over the life of the contracts, and expense the cost of the service work performed as products are repaired.

Of the 16,000 repairs, on average, that we perform each month, approximately 47.3% are covered under repair service agreements, approximately 40.9% are covered by manufacturer warranties and the remainder are cash and customer accommodation repairs. Revenues from the sale of repair service agreements represented approximately 5.0%, 5.0% and 4.6% of net sales during fiscal years 2008, 2009 and 2010, respectively.

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

Our invoicing system uses an IBM Series i5 hardware system that runs on the i5OS operating system. This system enables us to use a variety of readily available applications in conjunction with software that supports the system. All of our current business application software, except our website, accounting, human resources and credit legal systems, has been developed in-house by our management information system employees. We believe our management information systems efficiently support our current operations and provide a foundation for future growth.

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

Competition

As measured by Twice, the top 100 consumer electronics retailers in the United States reported equipment and software sales of $126.2 billion in 2008, a 1.0% increase from the $124.9 billion reported in 2007. The consumer electronics market is highly fragmented with sales coming from large appliance and electronics superstores, national chains, small regional chains, single-store operators, and consumer electronics departments of selected department and discount stores. We estimate, based on data provided in Twice, that Best Buy and Circuit City, the two largest consumer electronics superstore chains, together accounted for approximately 38% of the total electronics sales attributable to the 100 largest retailers in 2008. Based on revenue in 2008, we were the 33rd largest retailer of consumer electronics in the United States.

Based on data published in Twice the top 100 major appliance retailers reported sales of approximately $22.8 billion in 2008, down approximately 1.0% from reported sales in 2007 of approximately $23.8 billion. The retail appliance market is large and concentrated among a few major dealers, with sales coming primarily from large appliance and electronics superstores, national chains, small regional chains and home improvement centers. Sears has been the leader in the retail appliance market, with a market share of the top 100 retailers of approximately 34% in 2008 and 35% in 2007. Lowe’s and Home Depot held the second and third place positions, respectively, in national market share in 2008.  Based on revenue in 2008, we were the 9th largest retailer of home appliances in the United States.

According to the U.S. Department of Commerce – Bureau of Economic Analysis, personal consumption expenditures for household furniture and mattresses were estimated to be approximately $85.8 billion in 2009, down from $92.8 billion in the prior year. Industry projections estimate that retail household furniture and mattress sales will grow approximately 3% to 5% annually from 2008 through 2013. The household furniture and mattress market is highly fragmented with sales coming from manufacturer-owned stores, independent dealers, furniture centers, specialty sleep product stores, national and local chains, mass market retailers, department stores and, to a lesser extent, home improvement centers, decorator showrooms, wholesale clubs, catalog retailers, and the Internet.

Based on data from the Federal Reserve System, estimated total consumer credit outstanding, which excludes primarily loans secured by real estate, was $2.45 trillion as of December 31, 2009, down 4.3% from $2.56 trillion at December 31, 2008. As a result of the recession that began in late 2007, consumers have increased their rate of savings and reduced their level of borrowing to fund purchases. Consumers obtain credit from banks, credit unions, finance companies and non-financial businesses that offer credit, including retailers. The credit obtained takes many forms, including revolving (e.g. credit cards) or fixed-term (automobile loans) credit, and at times is secured by the products being purchased.

We compete primarily based on enhanced customer service and customer shopping experience through our unique sales force training and product knowledge, next day delivery capabilities, proprietary in-house credit program, guaranteed low prices and product repair service.

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

Employees

As of January 31, 2010, we had approximately 2,800 full-time employees and 350 part-time employees, of which approximately 1,300 were sales personnel. We offer a comprehensive benefits package including health, life, short and long term disability, and dental insurance coverage as well as a 401(k) plan, employee stock purchase plan, paid vacation and holiday pay, for eligible employees. None of our employees are covered by collective bargaining agreements and we believe our employee relations are good. Conn’s has a formal dispute resolution plan that requires mandatory arbitration for employment related issues.

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

Our board has adopted a code of business conduct and ethics for our employees, a code of ethics for our chief executive officer and senior financial professionals and a code of business conduct and ethics for our board of directors. A copy of these codes are published on our website at www.conns.com under “Investor Relations – Corporate Governance.” We intend to make all required disclosures concerning any amendments to, or waivers from, these codes on our website. In addition, we make available, free of charge on our Internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC.  You may review these documents, under the heading “Investor Relations – Corporate Governance,” by accessing our website at www.conns.com.

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

The inability to obtain funding for our credit operations may adversely affect our business and expansion plans.

We finance our customer receivables through asset-backed securitization facilities and an asset based loan facility that together provide $560 million in financing commitments as of January 31, 2010. The securitization facilities provide two separate series of asset-backed notes that allowed us, as of January 31, 2010, to borrow up to $350 million to finance customer receivables. Under each note series, we transfer customer receivables to a qualifying special purpose entity we formed for this purpose, in exchange for cash and subordinated securities. The qualifying special purpose entity, in turn, issues notes collateralized by these receivables that entitle the holders of the notes to participate in certain cash flows from these receivables.  The 2002 Series A program is a $200 million variable funding note, of which $196.4 million was drawn as of January 31, 2010, and is annually renewable, at our option, until August 2011. Additionally, in connection with recent amendments to the variable funding note facility, the commitment will be reduced from its current $200 million level, to $170 million in April 2010, and then to $130 million in April 2011. Further, we agreed to use the proceeds from any capital raising activity to further reduce the commitments and debt outstanding under the QSPE’s debt facilities, The 2006 Series A program consists of $150 million in private bond placements that will require scheduled principal payments beginning in September 2010. These bonds have been downgraded by the rating agency that originally rated the bonds, which may make it more difficult for us to issue medium-term bonds in the future if the ratings are not subsequently raised. The asset based loan facility is a syndicated revolving bank facility that provides a $210 million of borrowing capacity, of which $129.2 million was drawn, including outstanding letters of credit, as of January 31, 2010, and matures in August 2011.

Our ability to raise additional capital through further securitization transactions or other debt or equity transactions, and to do so on economically favorable terms, depends in large part on factors that are beyond our control.

These factors include:

•	conditions in the securities and finance markets generally;

•	our credit rating or the credit rating of any securities we may issue;

•	economic conditions;

•	conditions in the markets for securitized instruments, or other debt or equity instruments;

•	the credit quality and performance of our customer receivables;

•	our overall sales performance and profitability;

•	our ability to obtain financial support for required credit enhancement;

•	our ability to adequately service our financial instruments;

•	the absence of any material downgrading or withdrawal of ratings given to our securities previously issued in securitizations;

•	our ability to meet debt covenant requirements; and

•	prevailing interest rates.

Our ability to finance customer receivables under our current financing facilities depends on our continued compliance with covenants relating to our business and our customer receivables. In February and March 2010, we completed amendments to our financing facilities in order to obtain relief from potential covenant violations as of January 31, 2010 and revise certain future covenant requirements. If we had been unable to complete these amendments, or if we are unable to complete amendments, if required, in the future, and we are unable to arrange substitute financing facilities or other sources of capital, we may have to limit or cease offering credit through our finance programs. If our financing programs reach their capacity or if availability under the borrowing base calculations is reduced, or otherwise becomes unavailable, and we are unable to arrange substitute financing facilities or other sources of capital, we may have to limit the amount of credit that we make available through our customer finance programs.  A reduction in our ability to offer customer credit may adversely affect revenues and results of operations.  Further, our inability to obtain funding through securitization facilities or other sources may adversely affect the profitability of outstanding accounts under our credit programs if existing customers fail to repay outstanding credit due to our refusal to grant additional credit.

Additionally, the inability of any of the financial institutions providing our financing facilities to fund their commitment would adversely affect our ability to fund our credit programs, capital expenditures and other general corporate needs.

An increase in interest rates may have a negative impact on our results of operations.

The interest rates on our bank credit facility and the 2002 Series A program under our asset-backed securitization facility fluctuate up or down based upon the LIBOR rate, the prime rate of our administrative agent or the federal funds rate in the case of the bank credit facility and the commercial paper rate in the case of the 2002 Series A program. The level of interest rates in the market in general will impact the interest rate on medium-term notes issued under our asset-backed securitization facility or other debt instruments issued, if any. Additionally, we may issue debt securities or enter into credit facilities under which we pay interest at a higher rate than we have historically paid, which would reduce our margins and negatively impact our results of operations.

We have significant future capital needs which we may be unable to fund, and we may need additional funding sooner than currently anticipated.

We will need substantial capital to finance our operations and any future expansion plans, including funds for capital expenditures, pre-opening costs and initial operating losses related to any new store openings, and growth in the accounts receivable portfolio. We may not be able to obtain additional capital or financing on acceptable terms.  If adequate capital and funds are not available, we will have to curtail future growth, which could materially adversely affect our business, financial condition, operating results or cash flows.

Based on our current plans, we estimate that capital expenditures during fiscal 2011 will be approximately $5 million to $10 million and that capital expenditures during future years may exceed this amount, dependent on the availability of capital to fund growth in the future. Our capital expenditure plan for 2011 could increase, depending on the availability of capital to fund new store openings and accounts receivable portfolio growth. We expect that cash provided by operating activities and available borrowings under our credit facilities will be sufficient to fund our operations and capital expenditure programs for at least 12 months.  However, this may not be the case.  We may be required to seek additional capital earlier than anticipated if future cash flows from operations fail to meet our expectations and costs or capital expenditures exceed anticipated amounts.

Our ability to open and operate profitably new stores in existing, adjacent and new geographic markets.

While we currently have no plans to open any new stores, we expect to continue our expansion in the future. New stores that we open may not be profitable or meet our goals.  Any of these circumstances could have a material adverse effect on our financial results. There are a number of factors that could affect our ability to open and operate new stores consistent with our business plan, including:

•	the availability of additional financial resources;

•	competition in existing, adjacent and new markets;

•	competitive conditions, consumer tastes and discretionary spending patterns in adjacent and new markets that are different from those in our existing markets;

•	a lack of consumer demand for our products or financing programs at levels that can support new store growth;

•	inability to make customer financing programs available that allow consumer to purchase products at levels that can support new store growth;

•	limitations created by covenants and conditions under our credit facilities and our asset-backed securitization program;

•	the substantial outlay of financial resources required to open new stores and the possibility that we may recognize little or no related benefit;

•	an inability or unwillingness of vendors to supply product on a timely basis at competitive prices;

•	the failure to open enough stores in new markets to achieve a sufficient market presence;

•	the inability to identify suitable sites and to negotiate acceptable leases for these sites;

•	unfamiliarity with local real estate markets and demographics in adjacent and new markets;

•	problems in adapting our distribution and other operational and management systems to an expanded network of stores;

•	difficulties associated with the hiring, training and retention of additional skilled personnel, including store managers; and

•	higher costs for print, radio and television advertising.

These factors may also affect the ability of any newly opened stores to achieve sales and profitability levels comparable with our existing stores or to become profitable at all.

If we are unable to manage our growing business, our revenues may not increase as anticipated, our cost of operations may rise and our results of operations may decline.

We face many business risks associated with growing companies, including the risk that our management, financial controls and information systems will be inadequate to support our expansion in the future. Our growth will require management to expend significant time and effort and additional resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing, warehousing and distribution systems and employee training programs. We cannot predict whether we will be able to manage effectively these increased demands or respond on a timely basis to the changing demands that our expansion will impose on our management, financial controls and information systems. If we fail to manage successfully the challenges of growth, do not continue to improve these systems and controls or encounter unexpected difficulties during expansion, our business, financial condition, operating results or cash flows could be materially adversely affected.

A decrease in our credit sales or a decline in credit quality could lead to a decrease in our product sales and profitability.

In the last three fiscal years, we financed, on average, approximately 61% of our retail sales through our internal credit programs.  Our ability to provide credit as a financing alternative for our customers depends on many factors, including the quality of our accounts receivable portfolio.  Payments on some of our credit accounts become delinquent from time to time, and some accounts end up in default, due to several factors, such as general and local economic conditions, including the impact of rising interest rates and unemployment rates.  As we expand into new markets, we will obtain new credit accounts that may present a higher risk than our existing credit accounts since new credit customers do not have an established credit history with us.  A general decline in the quality of our accounts receivable portfolio could lead to a reduction in the advance rates used or eligible receivable balances included in the borrowing base calculations and thus a reduction of available credit to fund our finance operations.  As a result, if we are required to reduce the amount of credit we grant to our customers, we might sell fewer products, which could adversely affect our earnings.  Further, because approximately 60% of our credit customers have historically made their credit account payments in our stores, any decrease in credit sales could reduce traffic in our stores and lower our revenues.  A decline in the credit quality of our credit accounts could also cause an increase in our credit losses, which would result in an adverse effect on our earnings. A decline in credit quality could also lead to stricter underwriting criteria which might have a negative impact on net sales.

A downturn in the economy may affect consumer purchases of discretionary items, which could reduce our net sales or gross margins.

A portion of our net sales represent discretionary spending by our customers.  Many factors affect spending, including regional or world events, war, conditions in financial markets, general business conditions, interest rates, inflation, energy and gasoline prices, consumer debt levels, the availability of consumer credit, taxation, unemployment trends and other matters that influence consumer confidence and spending.  Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions.  If this occurs, our net sales and results of operations could decline.

We face significant competition from national, regional, local and Internet retailers of home appliances, consumer electronics and furniture.

The retail market for consumer electronics is highly fragmented and intensely competitive and the market for home appliances is concentrated among a few major dealers.  We currently compete against a diverse group of retailers, including national mass merchants such as Sears, Wal-Mart, Target, Sam’s Club and Costco, specialized national retailers such as Best Buy and Rooms To Go, home improvement stores such as Lowe’s and Home Depot, and locally-owned regional or independent retail specialty stores that sell home appliances, consumer electronics and furniture similar, and often identical, to those items we sell.  We also compete with retailers that market products through store catalogs and the Internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time.

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

Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:

•	expansion by our existing competitors or entry by new competitors into markets where we currently operate;

•	entering the television market as the decreased size of flat-panel televisions allows new entrants to display and sell the product more easily;

•	lower pricing;

•	aggressive advertising and marketing;

•	extension of credit to customers on terms more favorable than we offer;

•	larger store size, which may result in greater operational efficiencies, or innovative store formats; and

•	adoption of improved retail sales methods.

Competition from any of these sources could cause us to lose market share, sales and customers, increase expenditures or reduce prices, any of which could have a material adverse effect on our results of operations.

If new products are not introduced or consumers do not accept new products, our sales may decline.

Our ability to maintain and increase sales depends to a large extent on the periodic introduction and availability of new products and technologies.  We believe that the introduction and continued growth in consumer acceptance of new or enhanced products, such as digital Blu-ray players and digital, high-definition televisions, will have a significant impact on our ability to increase sales. These products are subject to significant technological changes and pricing limitations and are subject to the actions and cooperation of third parties, such as movie distributors and television and radio broadcasters, all of which could affect the success of these and other new consumer electronics technologies.  It is possible that new products will never achieve widespread consumer acceptance or will be supplanted by alternative products and technologies that do not offer us a similar sales opportunity or are sold at lower price points or margins.

If we fail to anticipate changes in consumer preferences, our sales will decline.

Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change.  Our success depends upon our ability to anticipate and respond in a timely manner to trends in consumer preferences relating to home appliances and consumer electronics.  If we fail to identify and respond to these changes, our sales of these products will decline.  In addition, we often make commitments to purchase products from our vendors up to six months in advance of proposed delivery dates. Significant deviation from the projected demand for products that we sell may have a material adverse effect on our results of operations and financial condition, either from lost sales or lower margins due to the need to reduce prices to dispose of excess inventory.

A disruption in our relationships with, or in the operations of, any of our key suppliers could cause our sales to decline.

The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers such as General Electric, Whirlpool, Frigidaire, Friedrich, Maytag, LG, Mitsubishi, Panasonic, Samsung, Sony, Toshiba, Bose, Canon, JVC, Serta, Spring Air, Ashley, Lane, Broyhill, Jackson Furniture, Franklin, Hewlett Packard, Compaq, Poulan, Husqvarna and Toro.  We do not have long term supply agreements or exclusive arrangements with the majority of our vendors.  We typically order our inventory and repair parts through the issuance of individual purchase orders to vendors.  We also rely on our suppliers for cooperative advertising support.  We may be subject to rationing by suppliers with respect to a number of limited distribution items.  In addition, we rely heavily on a relatively small number of suppliers.  Our top five suppliers represented 51.7% of our purchases for fiscal 2010, and the top two suppliers represented approximately 23.3% of our total purchases.  The loss of any one or more of these key vendors or failure to establish and maintain relationships with these and other vendors, and limitations on the availability of inventory or repair parts could have a material adverse effect on our results of operations and financial condition. If one of our vendors were to go out of business, it could have a material adverse effect on our results of operations and financial condition if such vendor is unable to fund amounts due to us, including payments due for returns of product and warranty claims.

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

Furthermore, we rely on credit from vendors to purchase our products.  As of January 31, 2010, we had $39.9 million in accounts payable and $63.5 million in merchandise inventories.  A substantial change in credit terms from vendors or vendors' willingness to extend credit to us, including providing inventory under consignment arrangements, would reduce our ability to obtain the merchandise that we sell, which would have a material adverse effect on our sales and results of operations.

Our vendors also supply us with marketing funds and volume rebates. If our vendors fail to continue these incentives it could have a material adverse effect on our sales and results of operations.

You should not rely on our comparable store sales as an indication of our future results of operations because they fluctuate significantly.

Our historical same store sales growth figures have fluctuated significantly from quarter to quarter. For example, same store sales growth for each of the quarters of fiscal 2010 was -4.6%, -5.2%, -9.3%, and -31.7%, respectively, while same store sales growth for each of the quarters for fiscal 2009 was 1.0%, -1.4%, 5.8%, and 12.5%, respectively. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

•	changes in competition, such as pricing pressure, and the opening of new stores by competitors in our markets;

•	general economic conditions;

•	new product introductions;

•	consumer trends;

•	changes in our merchandise mix;

•	changes in the relative sales price points of our major product categories;

•	ability to offer credit programs attractive to our customers;

•	the impact of any new stores on our existing stores, including potential decreases in existing stores’ sales as a result of opening new stores;

•	weather conditions in our markets;

•	timing of promotional events;

•	timing, location and participants of major sporting events;

•	reduction in new store openings;

•	what percentage of our stores are mature stores;

•	the locations of our stores and the traffic drawn to those areas:

•	how often we update our stores; and

•	our ability to execute our business strategy effectively.

Changes in our quarterly and annual comparable store sales results could cause the price of our common stock to fluctuate significantly.

Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate, which could adversely affect our common stock price.

We typically experience seasonal fluctuations in our net sales and operating results, with the quarter ending January 31st, which includes the holiday selling season, generally accounting for a larger share of our sales net income. We also incur significant additional expenses during this fiscal quarter due to higher purchase volumes and increased staffing.  If we miscalculate the demand for our products generally or for our product mix during the fiscal quarter ending January 31, of if we experience adverse events, such as bad weather in our markets during our fourth fiscal quarter, our net sales could decline, resulting in excess inventory or increased sales discounts to sell excess inventory, which would harm our financial performance.  A shortfall in expected net sales, combined with our significant additional expenses during this fiscal quarter, could cause a significant decline in our operating results and such sales may not be deferred to future periods.

Our business could be adversely affected by changes in consumer protection laws and regulations.

Federal and state consumer protection laws and regulations, such as the Fair Credit Reporting Act, limit the manner in which we may offer and extend credit.  Since we finance a substantial portion of our sales, any adverse change in the regulation of consumer credit could adversely affect our total sales and gross margins.  For example, new laws or regulations could limit the amount of interest or fees that may be charged on consumer credit accounts or restrict our ability to collect on account balances, which would have a material adverse effect on our cash flow and results of operations. Compliance with existing and future laws or regulations could require us to make material expenditures, in particular personnel training costs, or otherwise adversely affect our business or financial results.  Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could have an adverse effect on our cash flow and results of operations and stock price.

Pending litigation relating to the sale of credit insurance and the sale of repair service agreements in the retail industry could adversely affect our business.

We understand that states’ attorneys general and private plaintiffs have filed lawsuits against other retailers relating to improper practices conducted in connection with the sale of credit insurance in several jurisdictions around the country. We offer credit insurance in our stores on sales financed under our credit programs and require the customer to purchase property insurance from us or provide evidence from a third party insurance provider, at their election, in connection with sales of merchandise on installment credit; therefore, similar litigation could be brought against us.  While we believe we are in full compliance with applicable laws and regulations, if we are found liable in any future lawsuit regarding credit insurance or repair service  agreements, we could be required to pay substantial damages or incur substantial costs as part of an out-of-court settlement, either of which could have a material adverse effect on our results of operations and stock price. An adverse judgment or any negative publicity associated with our repair service agreements or any potential credit insurance litigation could also affect our reputation, which could have a negative impact on cash flow and the results of operations.

The Texas Attorney General’s lawsuit and the resulting changes to our operations could materially adversely affect our results of operations, stock price and financial position.

Under our settlement agreement with the Texas Attorney General relating to litigation filed against us in May of last year, we consented to certain changes made to the service agreements and replacement product plan agreements that we sell for a third party insurer and to strengthen the manner in which we market and service these programs. The impact of the changes in these programs are unknown and could materially and adversely affect our results of operations.

Adverse or negative publicity, including the publicity related to the settlement of the lawsuit filed against us by the Texas Attorney General, could cause our business to suffer or result in copycat lawsuits.

Any negative publicity associated with the settlement of the lawsuit filed against us by the Texas Attorney General or our repair service agreements or our product replacement agreements or any other negative publicity could adversely affect our reputation and negatively impact our sales and results of operations. For a discussion of the settlement, see Item 3 – “Legal Proceedings” contained herein.

If we lose key management or are unable to attract and retain the qualified sales and credit granting and collection personnel required for our business, our operating results could suffer.

Our future success depends to a significant degree on the skills, experience and continued service of our key executives or the identification of suitable successors for them.  If we lose the services of any of these individuals, or if one or more of them or other key personnel decide to join a competitor or otherwise compete directly or indirectly with us, and we are unable to identify a suitable successor, our business and operations could be harmed, and we could have difficulty in implementing our strategy. In addition, as our business grows, we will need to locate, hire and retain additional qualified sales personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Additionally, if we are unable to attract and retain qualified credit granting and collection personnel, our ability to perform quality underwriting of new credit transactions and maintain workloads for our collections personnel at a manageable level, our operation could be adversely impacted and result in higher delinquency and net charge-offs on our credit portfolio.  Competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses.  If we are unable to attract and retain personnel as needed in the future, our net sales and operating results could suffer.

Our costs of doing business could increase as a result of changes in federal, state or local regulations

Changes in the federal, state or local minimum wage requirements or changes in other wage or workplace regulations could increase our cost of doing business. In addition, changes in federal, state or local regulations governing the sale of some of our products or tax regulations could increase our cost of doing business. Also, passage of the Employer Free Choice Act or similar laws in Congress could lead to higher labor costs by encouraging unionization efforts among our associates and disruption of store operations.

Because our stores are located in Texas, Louisiana and Oklahoma, we are subject to regional risks.

Our 76 stores are located exclusively in Texas, Louisiana and Oklahoma.  This subjects us to regional risks, such as the economy, weather conditions, hurricanes and other natural disasters.  If the region suffered an economic downturn or other adverse regional event, there could be an adverse impact on our net sales and results of operations and our ability to implement our planned expansion program.  Several of our competitors operate stores across the United States and thus are not as vulnerable to the risks of operating in one region. Additionally, these states in general, and the local economies where many of our stores are located in particular, are dependent, to a degree, on the oil and gas industries, which can be very volatile. Additionally, because of fears of climate change, legislation has been introduced or is being considered that could materially and adversely impact the oil and gas industries. To the extent the oil and gas industries are negatively impacted by declining commodity prices, climate change legislation and other factors, we could be negatively impacted by reduced employment, or other negative economic factors that impact the local economies where we have our stores.

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

The software that we have developed to use in our daily operations may contain undetected errors that could cause our network to fail or our expenses to increase.  Any failure due to any of these causes, if it is not supported by our disaster recovery plan, could cause an interruption in our operations and result in reduced net sales and results of operations.

If we are unable to maintain our insurance licenses in the states we operate, our results of operations would suffer.

We derive a significant portion of our revenues and operating income from the sale of various insurance products of third-party insurers to our customers. These products include credit insurance, property insurance, repair service agreements and product replacement policies. If for any reason we were unable to maintain our insurance licenses in the states we operate our results of operations would suffer.

If we are unable to maintain current insurance coverage for the repair service agreements, our customers who purchase, or have purchased these products, could incur additional costs and our repair expenses would increase, which would adversely affect our financial condition and results of operations.

There are a limited number of insurance carriers that provide coverage for our repair service agreements.  If insurance becomes unavailable from our current carriers for any reason, we may be unable to provide replacement coverage to our customers on the same terms, if at all. Even if we are able to obtain replacement coverage, higher premiums could have an adverse impact on our profitability if we are unable to pass along the increased cost of such coverage to our customers.  Inability to obtain insurance coverage for repair service agreements could cause fluctuations in our repair expenses and greater volatility of earnings.

If we are unable to maintain group credit insurance policies from insurance carriers, which allow us to offer their credit insurance products to our customers purchasing our merchandise on credit, our revenues could be reduced and bad debts might increase.

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

Changes in premium and commission rates allowed by regulators on credit insurance and repair service agreements we sell as allowed by the laws and regulations in the states in which we operate could affect our revenues.

We derive a significant portion of our revenues and operating income from the sale of various third-party insurance products to our customers. These products include credit insurance and repair service agreements. If the rate we are allowed to charge on those products declines, our operating results could suffer.

Changes in trade regulations, currency fluctuations and other factors beyond our control could affect our business.

A significant portion of our inventory is manufactured and/or assembled overseas and in Mexico.  Changes in trade regulations, currency fluctuations or other factors beyond our control may increase the cost of items we purchase or create shortages of these items, which in turn could have a material adverse effect on our results of operations and financial condition.  Conversely, significant reductions in the cost of these items in U.S. dollars may cause a significant reduction in the retail prices of those products, resulting in a material adverse effect on our sales, margins or competitive position.  In addition, commissions earned on both our credit insurance and repair service agreement products could be adversely affected by changes in statutory premium rates, commission rates, adverse claims experience and other factors.

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

Failure to protect the security of our customer’s information could expose us to litigation, judgments for damages and undermine the trust placed with us by our customers.

We capture, transmit, handle and store sensitive information, which involves certain inherent security risks. Such risks include, among other things, the interception of by persons outside the Company or by our own employees. While we believe we have taken appropriate steps to protect confidential information, there can be no assurance that we can prevent the compromise of our customers’ data or other confidential information.  If such a breach should occur at Conn’s, it could have a severe negative impact on our business and results of operations.

Any changes in the tax laws of the states in which we operate could affect our state tax liabilities. Additionally, beginning operations in new states could also affect our state tax liabilities.

As we experienced in fiscal year 2008 with the change in the Texas tax law, legislation could be introduced at any time that changes our state tax liabilities in a way that has an adverse impact on our results of operations. The Texas margin tax increased our effective rate from approximately 35.3%, before its introduction, to 38.1% in fiscal year 2009 and to 44.5% in fiscal year 2010. Our recent commencement of operations in Oklahoma and the potential to enter new states in the future could adversely affect our results of operations, dependent upon the tax laws in place in those states.

Significant volatility in oil and gasoline prices could affect our customers’ determination to drive to our stores, and cause us to raise our delivery charges.

Significant volatility in oil and gasoline prices could adversely affect our customers’ shopping decisions and patterns.  We rely heavily on our internal distribution system and our next day delivery policy to satisfy our customers’ needs and desires, and increases in oil and gasoline prices could result in increased distribution charges.  Such increases may not significantly affect our competitors.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The following summarizes the geographic location of our stores, warehouse and distribution centers and corporate facilities by major market area:

Geographic Location	No. of Locations	Leased Facilities	Total Square Feet	Storage Square Feet	Leases With Options Expiring Beyond 10 Years

Golden Triangle District (1)	6	6	189,531	40,655	0
Louisiana District	5	5	148,628	38,394	0
Houston District	23	22	614,216	106,708	1
San Antonio/Austin District	14	14	427,372	83,434	1
Corpus Christi	2	1	92,149	23,619	0
South Texas	3	3	91,697	15,484	0
Oklahoma District	3	3	87,216	18,969	0
Dallas District	20	18	588,082	105,120	4
Store Totals	76	72	2,238,891	432,383	6
Warehouse/Distribution Centers	7	5	753,314	753,314	1
Service Centers	5	3	162,603	162,603	1
Corporate Offices	2	2	146,783	30,000	1
Total	90	82	3,301,591	1,378,300	9
___________

(1) Includes one store in Lake Charles, Louisiana.

ITEM 3. LEGAL PROCEEDINGS.

On November 24, 2009, we settled litigation filed against us on May 28, 2009 by the Texas Attorney General in the Texas State District Court of Harris County, Texas, alleging that we engaged in unlawful and deceptive practices in violation of the Texas Deceptive Trade Practices-Consumer Protection Act. Under the terms of the settlement with the Texas Attorney General, we do not admit and continue to deny any wrongdoing. As part of the settlement agreement, we made two cash payments, one in the amount of $2.5 million on December 17, 2009 and a second payment in the amount of $2.0 million on February 18, 2010, both to the Texas Attorney General for distribution to consumers as restitution for claims the customers have.  We also paid $250,000 to the Texas Attorney General in attorney’s fees, and we also agreed to and did donate $100,000 to the University of Houston Law Center for use in its consumer protection programs. This settlement caps our financial exposure under this litigation, in connection with the all of the allegations contained in the suit.

We are also involved in routine litigation and claims incidental to our business from time to time, and, as required, have accrued our estimate of the probable costs for the resolution of these matters. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact our estimate of reserves for litigation. As of January 31, 2010, we have recorded approximately $2.0 million in litigation reserves, inclusive of the Attorney General settlement, that reflect our best estimate of what we expect will be required to settle outstanding litigation.

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

The principal market for our common stock is the NASDAQ Global Select Market.  Our common stock is listed on the NASDAQ Global Select Market under the symbol "CONN."  Information regarding the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported on NASDAQ is summarized as follows:

	High	Low
Quarter ended April 30, 2008	$20.27	$11.50
Quarter ended July 31, 2008	$19.00	$13.64
Quarter ended October 31, 2008	$25.27	$10.49
Quarter ended January 31, 2009	$13.66	$4.64
Quarter ended April 30, 2009	$17.67	$10.75
Quarter ended July 31, 2009	$16.38	$9.84
Quarter ended October 31, 2009	$15.19	$6.15
Quarter ended January 31, 2010	$7.24	$5.34

How many common stockholders do we have?

As of March 19, 2010, we had approximately 52 common stockholders of record and an estimated 3,800 beneficial owners of our common stock.

Did we declare any cash dividends in fiscal 2009 or fiscal 2010?

No cash dividends were paid in fiscal 2009 or 2010. We do not anticipate paying dividends in the foreseeable future.  Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Have we had any sales of unregistered securities during the last year?

We have had no sales of unregistered securities during the past three fiscal years.

Have we purchased any of our securities during the past quarter?

We have not purchased any of our securities during the past fiscal quarter.

ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended January 31,
	2006	2007	2008	2009	2010
	(dollars and shares in thousands, except per share amounts)
			(A)	(B)	(C)
Statement of Operations:

Total revenues	$701,148	$760,657	$824,128	$890,750	$836,675
Operating expense:
Cost of goods sold, including warehousing and
occupancy cost	427,843	473,064	517,166	590,061	544,700
Selling, general and administrative expense	208,259	224,979	245,317	253,813	255,489
Goodwill impairment	-	-	-	-	9,617
Provision for bad debts	1,133	1,476	1,908	4,273	9,086
Total operating expense	637,235	699,519	764,391	848,147	818,892
Operating income	63,913	61,138	59,737	42,603	17,783
Interest (income) expense, net and minority interest	400	(676)	(515)	961	4,003
Other (income) expense	69	(772)	(943)	117	(123)
Earnings before income taxes	63,444	62,586	61,195	41,525	13,903
Provision for income taxes	22,341	22,275	21,509	15,833	6,181
Net income	$41,103	$40,311	$39,686	$25,692	$7,722
Earnings per common share:
Basic	$1.76	$1.70	$1.71	$1.15	$0.34
Diluted	$1.71	$1.66	$1.68	$1.14	$0.34
Average common shares outstanding:
Basic	23,412	23,663	23,193	22,413	22,456
Diluted	24,088	24,289	23,673	22,577	22,610

Other Financial Data:
Stores open at end of period	56	62	69	76	76
Same store sales change (1	16.9%	3.6%	3.2%	2.0%	-13.8%
Inventory turns (2)	6.1	5.7	5.7	6.0	6.1
Gross margin percentage (3)	39.0%	37.8%	37.2%	33.8%	34.9%
Operating margin (4)	9.1%	8.0%	7.2%	4.8%	2.1%
Ratio of earnings to fixed charges (5)	8.2	7.4	6.7	3.9	1.8
Return on average equity (6)	17.7%	14.7%	13.3%	8.0%	2.3%
Capital expenditures	$18,490	$18,425	$18,955	$17,597	$10,255

Balance Sheet Data:
Working capital	$190,073	$220,740	$233,773	$279,071	$314,679
Total assets	$355,617	$389,947	$382,852	$516,629	$551,439
Total debt	$136	$198	$119	$62,917	$105,904
Total stockholders’ equity	$255,861	$292,528	$304,418	$334,150	$344,327
___________
(1)
Same store sales change is calculated by comparing the reported sales by store for all stores that were open throughout the entire year to reported sales by store for all stores that were open throughout the prior year.  Sales from closed stores have been removed from each period.  Sales from relocated stores have been included in each period because each such store was relocated within the same general geographic market. Sales from expanded stores have been included in each period.

(2)	Inventory turns are defined as the cost of goods sold, excluding warehousing and occupancy cost, divided by the monthly average product inventory balance, excluding consigned goods.
(3)	Gross margin percentage is defined as total revenues less cost of goods and parts sold, including warehousing and occupancy cost, divided by total revenues.
(4)	Operating margin is defined as operating income divided by total revenues.
(5)
Ratio of earning to fixed charges is calculated as income before income taxes plus fixed charges, divided by fixed charges. Fixed charges consist of the sum of interest expensed and capitalized, amortized premiums, discounts and capitalized expenses related to indebtedness and an estimate of the interest within rental expense.

(6)	Return on average equity is calculated as current period net income divided by the average of the beginning and ending equity.

(A)	Fiscal 2008 revenues, and operating, pretax and net income were impacted by a non-cash fair value adjustment of $4.8 million which reduced the fair value of our interests in securitized assets.
(B)	Fiscal 2009 revenues, and operating, pretax and net income were impacted by a non-cash fair value adjustment of $24.5 million which reduced the fair value of our interests in securitized assets.
(C)	Fiscal 2010 revenues, and operating, pretax and net income were impacted by a non-cash fair value adjustment of $2.6 million which increased the fair value of our interests in securitized assets.

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

•	the ability of the financial institutions providing lending facilities to us or the QSPE to fund their commitments;

•	the effect of any downgrades by rating agencies of our or our QSPE’s lenders on borrowing costs;

•	the effect on our or our QSPE’s borrowing cost of changes in laws and regulations affecting the providers of debt financing;

•	the cost or terms of any amended, renewed or replacement credit facilities;

•	the effect of rising interest rates or borrowing spreads that could increase our cost of borrowing or reduce securitization income;

•	the effect of rising interest rates or other economic conditions on mortgage borrowers that could impair our customers’ ability to make payments on outstanding credit accounts;

•	our inability to make customer financing programs available that allow consumers to purchase products at levels that can support our growth;

•	the potential for deterioration in the delinquency status of the sold or owned credit portfolios or higher than historical net charge-offs in the portfolios could adversely impact earnings;

•
technological and market developments, growth trends and projected sales in the home appliance and consumer electronics industry, including, with respect to digital products like Blu-ray players, HDTV, LED and 3-D televisions, GPS devices, home networking devices and other new products, and our ability to capitalize on such growth;

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

•	our relationships with key suppliers and their ability to provide products at competitive prices and support sales of their products through their rebate and discount programs;

•	the adequacy of our distribution and information systems and management experience to support our expansion plans;

•	the accuracy of our expectations regarding competition and our competitive advantages;

•	changes in our stock price or the number of shares we have outstanding;

•	the potential for market share erosion that could result in reduced revenues;

•	the accuracy of our expectations regarding the similarity or dissimilarity of our existing markets as compared to new markets we enter;

•	the use of third parties to complete certain of our distribution, delivery and home repair services;

•	general economic conditions in the regions in which we operate; and

•	the outcome of litigation or government investigations affecting our business.

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

Through our 76 retail stores, we provide products and services to our customers in seven primary market areas, including Houston, San Antonio/Austin, Dallas/Fort Worth, southern Louisiana, Southeast and South Texas and Oklahoma. Products and services offered through retail sales outlets include home appliances, consumer electronics, home office equipment, lawn and garden products, mattresses, furniture, repair service agreements, customer credit programs, including installment and revolving credit account programs, and various credit insurance products. These activities are supported through our extensive service, warehouse and distribution system. Our stores bear the “Conn’s” name, after our founder’s family, and deliver the same products and services to our customers. All of our stores follow the same procedures and methods in managing their operations. Our management evaluates performance and allocates resources based on the operating results of the retail stores and considers the credit programs, repair service contracts and distribution system to be an integral part of our retail operations.

Presented below is a diagram setting forth our five cornerstones which represent, in our view, the five components of our sales goal – strong merchandising systems, flexible credit options for our customers, an extensive warehousing and distribution system, a service system to support our customer’s needs during and beyond the product warranty periods, and our uniquely, well-trained employees in each area.  Each of these systems combine to create a “nuts and bolts” support system for our customers needs and desires.  Each of these systems is discussed at length in the “Business” section of this report.

We derive the majority of our revenues from our product and repair service agreement sales. However, unlike many of our competitors, we provide in-house credit options for our customers’ product purchases. In the last three years, we have financed, on average, approximately 61% of our retail sales through these programs. In turn, we finance substantially all of our customer receivables from these credit options through a revolving credit facility and an asset-backed securitization facility. See “Business – Finance Operations” for a detailed discussion of our in-house credit programs and our sources of funding. As part of our asset-backed securitization facility, we have created a qualifying special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and to issue medium-term and variable funding notes secured by the receivables to finance its acquisition of the receivables. We transfer eligible receivables, consisting of retail installment and revolving account receivables extended to our customers, to the issuer in exchange for cash and subordinated securities. Customer receivables funded by our revolving credit facility are retained on our consolidated balance sheet.

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

Executive Overview

This overview is intended to provide an executive level overview of our operations for our fiscal year ended January 31, 2010.  A detailed explanation of the changes in our operations for the fiscal year ended January 31, 2010, as compared to the prior year is included beginning under “Results of Operations”. Our performance during fiscal 2010 was impacted by the slowdown in the economy and rising unemployment in our markets that occurred during the year. Following are significant financial items in management’s view:

•
Our revenues for the fiscal year ended January 31, 2010, decreased by 6.1%, or $54.1 million, from fiscal year 2009, to $836.7 million due primarily to a decline in product sales and related reduction in repair service agreement commissions. Sales declined during the year largely as a result of the slowdown in the economic conditions in our markets, reduced average selling prices for televisions and were also impacted by tighter credit underwriting standards implemented during the year to improve the credit quality of our consumer receivable portfolio. The decline in our total revenues was partially offset by a non-cash increase in the fair value of our interests in securitized assets, which totaled $2.6 million in fiscal 2010, as compared to $24.5 million decrease in fiscal 2009. Our same store sales declined 13.8% in the fiscal year ended January 31, 2010, as compared to an increase of 2.0% for fiscal 2009.

•
The addition of stores in our existing Dallas/Fort Worth, Houston, Southeast and South Texas markets and the opening of three stores in Oklahoma in fiscal 2009 had a positive impact on our revenues.  We achieved approximately $20.3 million of increases in product sales and repair service agreement (SMA) commissions for the year ended January 31, 2010, from the opening of nine new stores in these markets since February 2008. While we have no current plans to open additional stores, we have additional sites under consideration for future development and continue to evaluate our store opening plans for future periods, provided we have adequate capital availability.

•
Deferred interest and ”same as cash” plans continue to be an important part of our sales promotion plans and are utilized to provide a wide variety of financing to enable us to appeal to a broader customer base.  For the fiscal year ended January 31, 2010, $130.7 million, or 19.6%, of our product sales were financed by deferred interest and “same as cash” plans. We have been able to reduce the volume of promotional credit as a percent of product sales, as compared to the prior year. For the comparable period in the prior year, product sales financed by deferred interest and “same as cash” sales were $155.8 million, or 21.0%. Our promotional credit programs (same as cash and deferred interest programs), which require monthly payments, are reserved for our highest credit quality customers, thereby reducing the overall risk in the portfolio, and are used primarily to finance sales of our highest margin products.  We expect to continue to offer extended term promotional credit in the future. During the fiscal year ended January 31, 2010, we began offering promotional credit programs through third-party consumer credit programs, which financed $15.3 million of our product and repair service agreement sales during the year.

•	Our gross margin was 34.9% for fiscal 2010, an increase from 33.8% in fiscal 2009, primarily as a result of:
o
a $2.6 million increase in the fair value of our interest in securitized assets in fiscal 2010, as compared to the $24.5 million reduction in the prior year, which positively impacted the total gross margin by 200 basis points,

o
reduced gross margin realized on product sales from 22.0% in the year ended January 31, 2009, to 19.9% in fiscal year 2010, which negatively impacted the total gross margin by 160 basis points. The product gross margins were negatively impacted by a highly price-competitive retail market and our successful strategy early in the fiscal year to grow market share, and

o
a change in the revenue mix in the year ended January 31, 2010, such that higher gross margin finance charge and other revenues contributed a larger percentage of total revenues, excluding the non-cash fair value adjustment, partially offset by reduced revenue contribution from repair service agreement commissions, which contributed a smaller percentage of total revenues, and resulted in an increase in the total gross margin of approximately 70 basis points.

•
Finance charges and other increased 0.9% for the fiscal year ended January 31, 2010, when compared to the same period last year, primarily due to a growth in interest income earned on customer receivables retained on the balance sheet. As a result of the increase in the balance of receivables retained on our balance sheet, Interest income and fees increased to $36.5 million for the twelve months ended January 31, 2010, from $9.1 million in the prior year period, partially offset by a decrease in securitization income resulting from the reduction in the volume of receivables sold to the QSPE, and reduced insurance commission income.

•
During the fiscal year ended January 31, 2010, Selling, general and administrative (SG&A) expense increased as a percent of revenues to 30.5% from 28.5% in the prior year period, primarily due to the litigation reserves we established to reflect our best estimate of the amount we expect will be required to settle outstanding litigation as well as the increase in expenses related to the new stores opened during the prior fiscal year and the general de-leveraging effect of the decline in same store sales.  Partially offsetting the increase was the positive impact of the fair value adjustments related to our Interests in securitized assets on Total revenues, which accounted for approximately 90 basis points of decrease in the twelve month period.

•
During the fiscal year ended January 31, 2010, we determined, as a result of the sustained decline in our market capitalization, the increasingly challenging economic environment and its impact on our comparable store sales, credit portfolio performance and operating results, that an interim goodwill impairment test was necessary. A two-step method was utilized for determining goodwill impairment. Our valuation was performed utilizing the services of outside valuation consultants using both an income approach utilizing our discounted debt-free cash flows and comparable valuation multiples. Upon completion of the impairment test, we concluded that the carrying value of our recorded goodwill was impaired. As a result, we recorded a goodwill impairment charge of $9.6 million to write-off the carrying value of our goodwill during the three month period ended October 31, 2009.

•
The provision for bad debts increased to $9.1 million in fiscal 2010, from $4.3 million in the prior year. This increase is due to an increase in the balance of customer receivables retained on our consolidated balance sheet, as expected, after the completion of our asset-based revolving credit facility in August 2008, and higher actual net credit charge-offs on the retained receivables as a result of the increased balances over the past 18 months. Additionally, as a result of the recent credit portfolio performance and expectations about future net charge-offs, the bad debt and uncollectible interest reserves for receivables retained on our balance sheet were increased, as a percent of the customer receivable balance, to 4.5% at January 31, 2010, from 3.6% at January 31, 2009. As opposed to our interests in the customer receivables transferred to the QSPE, which we account for at fair value, we are required to record a reserve for estimated future net credit losses for receivables retained on our consolidated balance sheet, which we estimate based on our historical and projected loss trends.

•
Net interest expense increased in fiscal 2010, due primarily to the increase in customer receivables retained on our consolidated balance sheet. As a result, we have used previously invested cash balances and borrowings under our revolving credit facility to fund the growth in customer receivables retained.

•	The provision for income taxes was negatively impacted by the effect of the taxes for the state of Texas, which are based on gross margin, instead of income before taxes.

Operational Changes and Outlook

We have implemented, continued to focus on, or modified operating initiatives that we believe will positively impact future results, including:

•	Increased emphasis on sales of furniture and mattresses by enhancing our product offerings and displays;

•	Increased emphasis on improving gross margin; and

•	Adjusted credit underwriting guidelines to improve the credit quality and profitability of our in-house credit programs.

During the year, we opened one new store in the Houston market and one in the Dallas/Fort Worth market and closed two of our clearance centers, one in the Houston market and one in the San Antonio market. We have additional areas under consideration for future store locations and continue to evaluate our store opening plans for future periods, provided we have adequate capital availability.

In order to improve the credit quality of our credit portfolio and reduce the amount of capital used in our credit operations, we reduced the amount of credit granted as a percentage of sales during the past fiscal year. Additionally, as a result of these changes, we have seen the mix between the primary and secondary receivables portfolios shift to a greater proportion of the receivables being in the higher quality primary portfolio.

While we benefited from our operations being concentrated in the Texas, Louisiana and Oklahoma region in the earlier months of 2009, turmoil in the national economy, including instability in the financial markets, declining consumer confidence and falling oil prices have and will present significant challenges to our operations. Specifically, future sales volumes, gross profit margins and credit portfolio performance could be negatively impacted, and thus impact our overall results of operations and liquidity. Additionally, declines in our future operating performance could impact compliance with our credit facility covenants, which we recently renegotiated to avoid potentially triggering the default provisions of our credit facilities. As a result, while we will strive to maintain our market share, improve credit portfolio performance and reduce expenses, we will also work to maintain our access to the liquidity necessary to maintain our operations through these challenging times.

Application of Critical Accounting Policies

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as critical accounting estimates. We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of January 31, 2010.

Transfers of Financial Assets.  We transfer eligible customer receivables to a QSPE that issues asset-backed securities to third-party lenders using these accounts as collateral, and we continue to service these accounts after the transfer. We recognize the sale of these accounts when we relinquish control of the transferred financial asset. As we transfer the accounts we record an asset representing the fair value of our interest in the cash flows of the QSPE, which is the difference between the interest earned on customer accounts and the cost associated with financing and servicing the transferred accounts, including an estimate of future net credit losses associated with the transferred accounts, plus our retained interest in the transferred receivables, discounted using a return that we estimate would be expected by a third-party investor. We recognize the income from our interest in these transferred accounts as gains on the transfer of the asset, interest income and servicing fees. This income is recorded as Finance charges and other in our consolidated statements of operations. Additionally, changes in the fair value of our interest are recorded in Finance charges and other. We value our interest in the cash flows of the QSPE at fair value.

We estimate the fair value of our Interests in securitized assets using a discounted cash flow model with most of the inputs used being unobservable inputs. The primary unobservable inputs, which are derived principally from our historical experience, with input from our investment bankers and financial advisors, include the estimated portfolio yield, net credit loss rate, discount rate, payment rate and delinquency rate and reflect our judgments about the assumptions market participants would use in determining fair value. We offer reage programs to past due customers that have experienced a financial hardship, if they meet the conditions of our reage policy. Reaging a customer’s account can result in updating it from a delinquent status to a current status. At January 31, 2010, reaged receivable balances represented 23.5% of the total portfolio balance held by the QSPE. The impact of our reaging programs are reflected in the historical payment rate, loss rate and delinquency trends considered in setting the market participant assumptions. In determining the cost of borrowings, we use current actual borrowing rates, and adjust them, as appropriate, using interest rate futures data from market sources to project interest rates over time. Effective February 1, 2010, we will consolidate the operations of the QSPE into our financial statements and the fair value of our Interest in securitized assets will be eliminated in the consolidation. See the discussion of recent accounting pronouncements in the notes to our consolidated financial statements for further information on the impact the consolidation will have on our financial statements

During the twelve months ended January 31, 2010, Finance charges and other included a non-cash increase in the fair value our Interests in securitized assets of $2.6 million, reflecting primarily lower risk premiums included in the discount rate input during the year ended January 31, 2010, and a decrease in the discount period input for its net equity position, partially offset by changes in the funding mix, a higher net loss rate input and a lower portfolio yield input. Based on a review of the changes in market risk premiums during the year ended January 31, 2010, and discussions with its investment bankers and financial advisors, we estimated that a market participant would require a risk premium that was approximately 550 basis points less than was utilized at January 31, 2009. As a result, we decreased the weighted average discount rate input from 30.0% at January 31, 2009 to 24.2% at January 31, 2010, after reflecting a 21 basis point decrease in the risk-free interest rate included in the discount rate input at January 31, 2010. During the year ended January 31, 2010, after a review of the expected maturity dates on the conduit facility, we shortened the discount period input for our net equity position to be consistent with the final maturity on the existing bonds that finance the facility. These increases were partially offset by a higher weighted-average loss rate included in the inputs in the year ended January 31, 2010. Based on our loss rate expectations and the additional risk premium that a market participant would require on that loss rate, we estimated that a market participant would require a loss rate input that was approximately 100 basis points higher than what was utilized at January 31, 2009.  As a result we increased the weighted-average loss rate from 4.0% to 5.0% at January 31, 2010. These changes, along with changes in the funding mix inputs utilized, representing changes in the portion of Company-provided financing as opposed to the funding obtained by the QSPE from third-party sources, and other input changes which decreased the fair value, resulted in an increase in fair value for the fiscal year ended January 31, 2010 (see reconciliation of the balance of interests in securitized assets in the notes to the consolidated financial statements). The changes in fair value resulted in an increase in Income before taxes of $2.6 million, an increase in net income of $1.7 million, and an increase in basic and diluted earnings per share of $0.08 for the fiscal year ended January 31, 2010, respectively. If a market participant were to require a discount rate that is 10% higher than we estimated in the fair value calculation, the fair value of our Interests in securitized assets would be decreased by an additional $3.4 million as of January 31, 2010. If we had assumed a 10.0% reduction in net interest spread (which might be caused by rising interest rates or reductions in rates charged on the accounts transferred), our Interests in securitized assets and Finance charges and other would have been reduced by $4.9 million as of January 31, 2010. If the assumption used for estimating credit losses was increased by 10%, the impact to Finance charges and other would have been a reduction in revenues and pretax income of $1.8 million as of January 31, 2010. If the assumption used for the discount period on the net equity position was increased by 10%, Interests in securitized assets and Finance charges and other would have been reduced by $0.9 million as of January 31, 2010.

Revenue Recognition.    Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell repair service agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell repair service  renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the repair service agreement. These repair service agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically range from 12 months to 36 months. These agreements are separate units of accounting and are valued based on the agreed upon retail selling price. The amounts of repair service renewal agreement revenues deferred at January 31, 2009 and 2010 were $4.5 million and $4.3 million, respectively, and are included in Deferred revenue in the accompanying consolidated balance sheets. The amounts of repair service agreement revenue recognized for the fiscal years ended January 31, 2008, 2009 and 2010 were $5.3 million, $5.7 million and $5.8 million, respectively.

Vendor Allowances.    We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, training and promotion programs which are recorded on the accrual basis as a reduction to the related product cost, cost of sales, or advertising expense, according to the nature of the program. We accrue rebates based on the satisfaction of terms of the program and sales of qualifying products even though funds may not be received until the end of a quarter or year. If the programs are related to product purchases, the allowances, credits or payments are recorded as a reduction of product cost; if the programs are related to product sales, the allowances, credits or payments are recorded as a reduction of cost of goods sold; if the programs are directly related to promotion or marketing of the product, the allowances, credits, or payments are recorded as a reduction of advertising expense in the period in which the expense is incurred. We received $36.1 million, $46.2 million and $51.3 million in vendor allowances during the fiscal years ended January 31, 2008, 2009 and 2010, respectively, of which $6.6 million, $6.4 million and $5.1 million, respectively, represented advertising assistance allowances. The increase in the current year is due to increased use of instant rebates by vendors to drive sales. Over the past three years we have received funds from approximately 50 vendors, with the terms of the programs ranging between one month and one year.

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

Receivables Not Sold.  Accounts receivable not eligible for inclusion in the securitization program are carried on our consolidated balance sheet in Customer accounts receivable.  We record the amount of principal on those receivables that is expected to be collected within the next twelve months, based on contractual terms, in current assets on its consolidated balance sheet.  Those amounts expected to be collected after 12 months, based on contractual terms, are included in long-term assets.  Typically, a receivable is considered delinquent if a payment has not been received on the scheduled due date. Additionally, we offer reage programs to past due customers that have experienced a financial hardship, if they meet the conditions of our reage policy. Reaging a customer’s account can result in updating it from a delinquent status to a current status. Generally, an account that is delinquent more than 120 days and for which no payment has been received in the past seven months will be charged-off against the allowance and interest accrued subsequent to the last payment will be reversed. Interest income is accrued using the Rule of 78’s method for installment contracts and the simple interest method for revolving charge accounts, and is reflected in Finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. Interest income is recognized on our “same as cash” promotion accounts based on our historical experience related to customers that fail to satisfy the requirements of the interest-free programs. We have a secured interest in the merchandise financed by these receivables and therefore have the opportunity to recover a portion of the charged-off amount.

Allowance for Doubtful Accounts.  We record an allowance for doubtful accounts for our Customer accounts receivable, based on our historical net loss experience and expectations for future losses.  The net charge-off data used in computing the loss rate is reduced by the amount of post-charge-off recoveries received, including cash payments, amounts realized from the repossession of the products financed and, at times, payments under credit insurance policies. Additionally, we separately evaluate the primary and secondary portfolios when estimating the allowance for doubtful accounts. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $3.9 million and $9.6 million, at January 31, 2009, and 2010, respectively. Additionally, as a result of our practice of reaging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off is impacted. If these accounts had been charged-off sooner the historical net loss rates over time might have been higher. Due to the recent growth in the balance of receivables on the balance sheet, as of January 31, 2010, reaged receivable balances represented only 10.1% of the total retained portfolio balance. If the historical loss rate used to calculate the allowance for doubtful accounts was increased by 10% at January 31, 2010, we would have increased our Provision for bad debts by $0.8 million.

Recently Issued Accounting Pronouncements. In June 2009, the FASB issued revised authoritative guidance to improve the relevance and comparability of the information which a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. When enacted, the concept of a qualifying special-purpose entity will no longer be relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. The new FASB-issued authoritative guidance is effective for us beginning on February 1, 2010

In June 2009, the FASB issued revised authoritative guidance to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This revised guidance would require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

b.
The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

We have concluded that the elimination of the exemption for qualifying special-purpose entities and revised guidance related to variable interest entities discussed above will result in us consolidating the operations of our QSPE, which is currently recorded off-balance sheet, beginning February 1, 2010. Additional discussion, including condensed, consolidated pro forma balance sheets and pro forma statements of operations, assuming we adopted these recently issued accounting pronouncements on February 1, 2007 are included in the notes to our consolidated financial statements.

Results of Operations

The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated.

	Year ended January 31,
	2008	2009	2010

Revenues:
Product sales	81.5%	83.5%	79.8%
Service maintenance agreement commissions (net)	4.4	4.5	4.0
Service revenues	2.8	2.4	2.6
Total net sales	88.7	90.4	86.4
Finance charges and other	11.9	12.4	13.3
Net decrease in fair value	(0.6)	(2.8)	0.3
Total finance charges and other	11.3	9.6	13.6
Total revenues	100.0	100.0	100.0
Cost and expenses:
Cost of goods sold, including warehousing and occupancy costs	61.7	65.2	63.9
Cost of parts sold, including warehousing and occupancy costs	1.0	1.1	1.2
Selling, general and administrative expense	29.8	28.5	30.5
Goodwill impairment	0.0	0.0	1.2
Provision for bad debts	0.3	0.4	1.1
Total costs and expenses	92.8	95.2	97.9
Operating income	7.2	4.8	2.1
Interest (income) expense	(0.1)	0.1	0.5
Other (income) expense	(0.1)	0.0	0.0
Earnings before income taxes	7.4	4.7	1.6
Provision for income taxes	2.6	1.8	0.7
Net income	4.8%	2.9%	0.9%

The table above identifies several changes in our operations for the periods presented, including changes in revenue and expense categories expressed as a percentage of revenues. These changes are discussed in the “Executive Overview”, and in more detail in the discussion of operating results beginning in the analysis below.

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

The following table presents certain operations information in dollars and percentage changes from year to year:

Analysis of Consolidated Statements of Operations
(in thousands except percentages)				2009 vs. 2008		2010 vs. 2009
	Year Ended January 31,			Incr/(Decr)		Incr/(Decr)
	2008	2009	2010	Amount	Pct	Amount	Pct
Revenues
Product sales	$671,571	$743,729	$667,401	$72,158	10.7%	$(76,328)	(10.3)%
Repair service agreement
commissions (net)	36,424	40,199	33,272	3,775	10.4	(6,927)	(17.2)
Service revenues	22,997	21,121	22,115	(1,876)	(8.2)	994	4.7
Total net sales	730,992	805,049	722,788	74,057	10.1	(82,261)	(10.2)
Finance charges and other	97,941	110,209	111,242	12,268	12.5	1,033	0.9
Net increase (decrease) in fair value	(4,805)	(24,508)	2,645	(19,703)	N/A	27,153	N/A
Total finance charges and other	93,136	85,701	113,887	(7,435)	(8.0)	28,186	32.9
Total revenues	824,128	890,750	836,675	66,622	8.1	(54,075)	(6.1)
Cost and expenses
Cost of goods and parts sold	517,166	590,061	544,700	72,895	14.1	(45,361)	(7.7)
Gross Profit	306,962	300,689	291,975	(6,273)	(2.0)	(8,714)	(2.9)
Gross Margin	37.2%	33.8%	34.9%
Selling, general and administrative expense	245,317	253,813	255,489	8,496	3.5	1,676	0.7
Goodwill impairment	-	-	9,617	-	N/A	9,617	N/A
Provision for bad debts	1,908	4,273	9,086	2,365	124.0	4,813	112.6
Operating income	59,737	42,603	17,783	(17,134)	(28.7)	(24,820)	(58.3)
Operating Margin	7.2%	4.8%	2.1%
Interest (income) expense	(515)	961	4,003	1,476	(286.6)	3,042	316.5
Other (income) expense	(943)	117	(123)	1,060	(112.4)	(240)	(205.1)
Pretax Income	61,195	41,525	13,903	(19,670)	(32.1)	(27,622)	(66.5)
Provision for income taxes	21,509	15,833	6,181	(5,676)	(26.4)	(9,652)	(61.0)
Net Income	$39,686	$25,692	$7,722	$(13,994)	(35.3)%	$(17,970)	(69.9)%

Refer to the above Analysis of Consolidated Statements of Operations while reading the operations review on a year-by-year basis.

Year Ended January 31, 2009 Compared to the Year Ended January 31, 2010

			Change
(Dollars in Millions)	2010	2009	$	%
Net sales	$722.8	$805.1	(82.3)	(10.2)
Finance charges and other	111.3	110.2	1.1	1.0
Net increase (decrease) in fair value	2.6	(24.5)	27.1	N/A
Revenues	$836.7	$890.8	(54.1)	(6.1)

The $82.3 million decrease in net sales was made up of the following:

•	a $104.5 million decrease resulted from a same store sales decrease of 13.8%,

•	a $20.2 million increase generated by nine retail locations that were not open for twelve consecutive months in each period,

•	a $1.0 million increase resulted from a decrease in discounts on promotional credit sales, and

•	a $1.0 million increase resulted from a increase in service revenues.

The components of the $82.3 million decrease in net sales were a $76.3 million decrease in product sales and an $5.9 million net decrease in repair service agreement commissions and service revenues.  The $76.3 million decrease in product sales resulted from the following:

•
approximately $40.2 million decrease attributable to an overall decrease in the average unit price. The decrease was due primarily to declines in the average unit price in consumer electronics, furniture, bedding and track, partially offset by an increase in the average unit price for appliances. Consumer electronics, driven primarily by televisions, saw the largest decline with a 26.0% drop in the average unit price, and

•
approximately $36.1 million was attributable to decreases in unit sales, due primarily to reduced sales in appliances and track unit sales, partially offset by increases in consumer electronics (especially flat-panel televisions), furniture and bedding sales.

The following table presents the makeup of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales.  Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

	Year Ended January 31,
	2009		2010		Percent
Category	Amount	Percent	Amount	Percent	Increase

Consumer electronics	$305,056	37.9%	$262,751	36.4%	(13.9)%	(1)
Home appliances	221,474	27.5	208,470	28.8	(5.9)	(2)
Track	109,799	13.6	97,463	13.5	(11.2)	(3)
Furniture and mattresses	68,869	8.6	68,208	9.4	(1.0)	(4)
Lawn and garden	21,132	2.6	14,694	2.0	(30.5)	(5)
Delivery	12,423	1.6	11,498	1.6	(7.4)	(6)
Other	4,976	0.6	4,317	0.6	(13.2)
Total product sales	743,729	92.4	667,401	92.3	(10.3)
Repair service agreement
commissions (net)	40,199	5.0	33,272	4.6	(17.2)	(7)
Service revenues	21,121	2.6	22,115	3.1	4.7	(8)
Total net sales	$805,049	100.0%	$722,788	100.0%	(10.2)%

(1)
This decrease is due to a 26.0% decline in average selling prices on flat-panel televisions, partially offset by an increase in total units sold (increased LCD and plasma unit sales were partially offset by a decline in projection television unit sales).

(2)	The home appliance category declined as lower unit sales across the category were partially offset by higher average selling prices, as the appliance market in general showed continued weakness.
(3)
The decrease in track sales (consisting largely of computers, computer peripherals, video game equipment, portable electronics and small appliances) is driven primarily by reduced video game equipment, computer monitor, printer, GPS device, camera, camcorder and audio equipment sales. Sales from netbooks and desktop and laptop computers were essentially flat as lower average selling prices offset a 24.4% increase in unit sales of these products.

(4)	This decrease is due to the slower economic conditions in our markets in the last half of the fiscal year ended January 31, 2010.
(5)
This category declined primarily due to reduced generator sales as we benefited from an increase in sales of generators in the areas affected by the hurricanes in the prior fiscal year that impacted certain of our markets. Additionally, lower lawn and garden sales due to the drought conditions experienced in many of our markets impacted sales in this category.

(6)	This decrease was due to a reduction in the total number of deliveries due largely to the overall decline in sales.
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

(8)	This increase was driven by an increase in the cost of parts used to repair higher-priced technology (flat-panel televisions, etc.).

			Change
(Dollars in Thousands)	2010	2009	$	%
Securitization income (including fair value adjustment)	$60,124	$54,273	5,851	10.8
Insurance commissions	16,779	20,191	(3,412)	(16.9)
Interest income and other	36,984	11,237	25,747	229.1
Finance charges and other	$113,887	$85,701	28,186	32.9

The increase in Securitization income resulted primarily from a $2.6 million increase in the non-cash fair value adjustment to our Interests in securitized assets in the current year period, as compared to a $24.5 million decrease in the prior year period.  This increase was partially offset by a decrease in securitization income as a result of a reduction in the balances sold to our QSPE. As a result of the reduced sales of new eligible customer receivables to the QSPE and a higher average discount rate applied throughout the year ended January 31, 2010, as compared to the prior year, gains (losses) on sales of receivables included in Securitization income declined to a loss of $7.6 million for the year ended January 31, 2010, from a gain of $19.2 million for the year ended January 31, 2009. Partially offsetting this decline, because of the higher discount rate assumption used in our fair value calculation since January 31, 2009, Interest earned on our retained interest included in Securitization income has increased to $41.7 million for the year ended January 31, 2010, from $33.9 million in the prior year.

Insurance commissions have declined due to lower front-end commissions as a result of the decline in sales, lower retrospective commissions, which were negatively impacted by higher claims filings due to Hurricanes Gustav and Ike, and lower interest earnings on funds held by the insurance company for the payment of claims.

Interest income and other increased $25.7 million due to an increase in the balance of customer receivables that are being retained on-balance sheet to a balance of $198.7 million at January 31, 2010, from $102.2 million in the prior year.

 The following table provides key portfolio performance information for the year ended January 31, 2010 and 2009:

	2010			2009
	ABS (a)	Owned (b)	Total	Total

Interest income and fees (1)	$99,835	$36,451	$136,286	$132,424
Net charge-offs	(25,335)	-	(25,335)	(21,573)
Borrowing costs	(17,021)	-	(17,021)	(22,995)
Amounts included in Finance charges and other	57,479	36,451	93,930	87,856
Net charge-offs in Provision for bad debts	-	(3,607)	(3,607)	(789)
Borrowing costs	-	(4,213)	(4,213)	(1,327)
Net portfolio yield (c)	$57,479	$28,631	$86,110	$85,740

Average portfolio balance (2)	$559,028	$184,728	$743,756	$696,202
Portfolio yield % annualized (1) / (2)	17.9%	19.7%	18.3%	19.0%
Net charge-off % (annualized)	4.5%	2.0%	3.9%	3.2%

(a)	Off-balance sheet portfolio owned by the QSPE and serviced by us.
(b)	On-balance sheet portfolio. Charge-off levels will lag the balance growth.
(c)	Consistent with securitization income, exclusive of the fair value adjustments, for the ABS facility.

			Change
(Dollars in Millions)	2010	2009	$	%
Cost of goods sold	$534.3	$580.4	(46.1)	(7.9)
Product gross margin percentage	19.9%	22.0%		-2.1%

The product gross margin percentage decreased from the 2009 period to the 2010 period due to a highly competitive retail environment driven by increased competition for market share.

			Change
(Dollars in Millions)	2010	2009	$	%
Cost of service parts sold	$10.4	$9.6	0.8	8.3
As a percent of service revenues	47.1%	45.5%		1.6%

This increase was due primarily to a 15.9% increase in parts sales. Parts sales also increased as a percentage of service revenues from 35.5% in the 2009 period to 39.3% in the 2010 period.

			Change
(Dollars in Millions)	2010	2009	$	%
Selling, general and administrative expense	$255.5	$253.8	1.7	0.7
As a percent of total revenues	30.5%	28.5%		2.0%

The increase in SG&A expense was largely attributable to a $4.9 million increase in our litigation reserves to reflect the amount that was required to settle outstanding litigation, the addition of new stores since February 1, 2008, and related increases in employee and employee-related expenses, partially offset by $1.3 million of expenses, net of insurance proceeds, incurred related to the hurricanes in the prior year, and lower advertising, postage, utilities, telephone and fuel expenses in the fiscal year ended January 31, 2010. Additionally, as a result of the decreased product sales volume in the current year, sales compensation as a percentage of revenues increased as reduced commissions were more than offset by minimum wage payment requirements. SG&A expense increased as a percent of revenues due to the general de-leveraging effect of the decline in same store sales.  Partially offsetting that increase was the impact of the fair value adjustments related to our Interests in securitized assets on Total revenues, which accounted for approximately 90 basis points of the decrease.

			Change
(Dollars in Millions)	2010	2009	$	%
Goodwill impairment	$9.6	$-	9.6	N/A

During the three months ended October 31, 2009, we determined, as a result of the sustained decline in our market capitalization and the current challenging economic environment and its impact on our comparable store sales, credit portfolio performance and operating results, that an interim goodwill impairment test was necessary. We concluded from our analysis that our goodwill was impaired and recorded a $9.6 million charge to write-off the carrying amount of our goodwill.

			Change
(Dollars in Millions)	2010	2009	$	%
Provision for bad debts	$9.1	$4.3	4.8	111.6
As a percent of total revenues	1.09%	0.48%		0.61%

The provision for bad debts on Other receivables and Customer receivables retained by us and not eligible to be transferred to the QSPE increased primarily as a result of the increase in balances retained by us over the past six fiscal quarters, which led to an increase in the amount charged off, net of recoveries, of approximately $2.8 million. Additionally, $1.7 million of the increase in the provision for bad debts resulted from increases in the bad debt reserves as a result of the recent credit portfolio performance and expectations about future net charge-offs. See the notes to the financial statements for information regarding the performance of the credit portfolio and other discussion in the “Credit Quality” section under “Business Strategy”.

			Change
(Dollars in Thousands)	2010	2009	$	%
Interest expense, net	$4,003	$961	3,042	316.5

The increase in net interest expense was a result of interest incurred on our revolving credit facility, which grew from a balance of approximately $62.9 million at 1/31/09 to approximately $105.5 million at 1/31/10, and is funding the customer receivables being retained on our consolidated balance sheet. In addition, there was a decrease in interest income from invested funds due to lower balances of invested cash and lower interest rates earned on amounts invested.

			Change
(Dollars in Millions)	2010	2009	$	%
Provision for income taxes	$6.2	$15.8	(9.6)	(60.8)
As a percent of income before income taxes	44.5%	38.1%		6.3%

The effective tax rate was higher during the 2010 period because taxes for the State of Texas are based on gross margin and are not affected by changes in income before income taxes.

Year Ended January 31, 2008 Compared to the Year Ended January 31, 2009

			Change
(Dollars in Millions)	2009	2008	$	%
Net sales	$805.1	$731.0	74.1	10.1
Finance charges and other	110.2	97.9	12.3	12.6
Net decrease in fair value	(24.5)	(4.8)	(19.7)	N/A
Revenues	$890.8	$824.1	66.7	8.1

    The $74.1 million increase in net sales was made up of the following:

•	a $13.9 million increase resulted from a same store sales increase of 2.0%,

•	a $60.6 million increase generated by fourteen retail locations that were not open for twelve consecutive months in each period,

•	a $1.5 million increase resulted from a decrease in discounts on promotional credit sales, and

•	a $1.9 million decrease resulted from a decrease in service revenues.

The components of the $74.1 million increase in net sales were a $72.2 million increase in product sales and an $1.9 million net increase in repair service agreement commissions and service revenues.  The $72.2 million increase in product sales resulted from the following:

•
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

•
approximately $29.9 million was attributable to increases in unit sales, due primarily to increased consumer electronics (especially flat-panel televisions), track and lawn and garden sales, partially offset by a decline in appliance sales.

The following table presents the makeup of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales.  Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

	Year Ended January 31,
	2008		2009		Percent
Category	Amount	Percent	Amount	Percent	Increase

Consumer electronics	$244,872	33.5%	$305,056	37.9%	24.6%	(1)
Home appliances	223,877	30.6	221,474	27.5	(1.1)	(2)
Track	101,289	13.9	109,799	13.6	8.4	(3)
Furniture and mattresses	62,797	8.6	68,869	8.6	9.7	(4)
Lawn and garden	20,914	2.9	21,132	2.6	1.0	(5)
Delivery	12,524	1.7	12,423	1.6	(0.8)	(6)
Other	5,298	0.7	4,976	0.6	(6.1)
Total product sales	671,571	91.9	743,729	92.4	10.7
Repair service agreement
commissions (net)	36,424	5.0	40,199	5.0	10.4	(7)
Service revenues	22,997	3.1	21,121	2.6	(8.2)	(8)
Total net sales	$730,992	100.0%	$805,049	100.0%	10.1%

(1)	This increase is due to continued consumer interest in LCD televisions, which offset declines in projection and plasma televisions.
(2)	The home appliance category declined as increased laundry and air conditioning sales were offset by lower refrigeration and cooking sales, as the appliance market in general showed continued weakness.
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

(6)	This decrease was due to a reduction in the total number of deliveries, primarily as customers take advantage of the ability to carry out smaller flat-panel televisions.
(7)	This increase is due to the increase in product sales.
(8)	This decrease is driven by a decrease in the number of warranty service calls performed by our technicians.

			Change
(Dollars in Thousands)	2009	2008	$	%
Securitization income (including fair value adjustment)	$54,273	$69,860	(15,587)	(22.3)
Insurance commissions	20,191	21,397	(1,206)	(5.6)
Interest income and other	11,237	1,879	9,358	498.0
Finance charges and other	$85,701	$93,136	(7,435)	(8.0)

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

	2009			2008
	ABS (a)	Owned (b)	Total	Total

Interest income and fees (1)	$123,348	$9,076	$132,424	$117,883
Net charge-offs	(21,573)	-	(21,573)	(16,492)
Borrowing costs	(22,995)	-	(22,995)	(25,798)
Amounts included in Finance charges and other	78,780	9,076	87,856	75,593
Net charge-offs in Provision for bad debts	-	(789)	(789)	(926)
Borrowing costs	-	(1,327)	(1,327)	-
Net portfolio yield (c)	$78,780	$6,960	$85,740	$74,667

Average portfolio balance (2)	$651,420	$44,782	$696,202	$606,631
Portfolio yield % annualized (1) / (2)	18.9%	20.3%	19.0%	19.4%
Net charge-off % (annualized)	3.3%	1.8%	3.2%	2.9%

(a)	Off-balance sheet portfolio owned by the QSPE and serviced by us.
(b)	On-balance sheet portfolio. Charge-off levels will lag the balance growth.
(c)	Consistent with securitization income, exclusive of the fair value adjustments, for the ABS facility.

			Change
(Dollars in Millions)	2009	2008	$	%
Cost of goods sold	$580.4	$508.8	71.6	14.1
Product gross margin percentage	22.0%	24.2%		-2.2%

The product gross margin percentage decreased from the 2008 period to the 2009 period due to pricing pressures in retailing in general, and specifically in consumer electronics and appliances.

			Change
(Dollars in Millions)	2009	2008	$	%
Cost of service parts sold	$9.6	$8.4	1.2	14.3
As a percent of service revenues	45.5%	36.5%		9.0%

This increase was due primarily to a 22.8% increase in parts sales, which grew faster than labor sales.

			Change
(Dollars in Millions)	2009	2008	$	%
Selling, general and administrative expense	$253.8	$245.3	8.5	3.5
As a percent of total revenues	28.5%	29.8%		-1.3%

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

			Change
(Dollars in Millions)	2009	2008	$	%
Provision for bad debts	$4.3	$1.9	2.4	126.3
As a percent of total revenues	0.48%	0.23%		0.25%

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

			Change
(Dollars in Thousands)	2009	2008	$	%
Interest income, net	$961	$(515)	1,476	(286.6)

The increase in net interest expense was a result of interest incurred on our new revolving credit facility, which is funding the customer receivables being retained on our consolidated balance sheet. In addition, there was a decrease in interest income from invested funds due to lower balances of invested cash and lower interest rates earned on amounts invested.

			Change
(Dollars in Thousands)	2009	2008	$	%
Other income	$117	$(943)	1,060	(112.4)

During the year ended January 31, 2008, there were approximately $1.2 million of gains realized, but not recognized, on transactions qualifying for sale-leaseback accounting that were deferred and are being amortized as a reduction of rent expense on a straight-line basis over the minimum lease terms.

			Change
(Dollars in Millions)	2009	2008	$	%
Provision for income taxes	$15.8	$21.5	(5.7)	(26.5)
As a percent of income before income taxes	38.1%	35.1%		3.0%

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

Impact of Inflation and Changing Prices

We do not believe that inflation has had a material effect on our net sales or results of operations. However, price deflation, primarily in consumer electronics has impacted our net sales and results of operations. A significant increase in oil and gasoline prices could adversely affect our customers’ shopping decisions and patterns. We rely heavily on our internal distribution system and our next day delivery policy to satisfy our customers’ needs and desires, and any such significant increases could result in increased distribution charges. Such increases may not affect our competitors in the same manner as it affects us.

Seasonality and Quarterly Results of Operations

Our business is somewhat seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31, due primarily to the holiday selling season. Over the four quarters of fiscal 2010, gross margins were 35.8%, 34.8%, 32.4% and 36.2%. During the same period, operating margins were 8.1%, 4.1%, -10.6% and 4.6%. Our quarterly results may fluctuate materially depending on factors such as the following:

o	timing of new product introductions, new store openings and store relocations;

o	sales contributed by new stores;

o	increases or decreases in comparable store sales;

o	adverse weather conditions;

o	shifts in the timing of certain holidays or promotions;

o	one-time charges incurred, such as goodwill impairment and litigation reserves incurred in the third quarter of fiscal 2010; and

o	changes in our merchandise mix.

Results for any quarter are not necessarily indicative of the results that may be achieved for a full year.

The following tables set forth certain unaudited quarterly statement of operations information for the eight quarters ended January 31, 2010. The unaudited quarterly information has been prepared on a consistent basis and includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal Year 2010
	Quarter Ended
	Apr. 30	Jul. 31	Oct. 31	Jan. 31
	(dollars and shares in thousands, except per share amounts)
Revenues
Product sales	$184,817	$175,389	$148,463	$158,732
Repair service agreement commissions (net)	9,790	8,858	7,320	7,304
Service revenues	5,544	6,052	5,599	4,920
Total net sales	200,151	190,299	161,382	170,956
Finance charges and other	29,785	29,821	25,184	26,452
Net increase (decrease) in fair value	1,390	91	(3,731)	4,895
Total finance charges and other	31,175	29,912	21,453	31,347
Total revenues	231,326	220,211	182,835	202,303

Percent of annual revenues	27.6%	26.3%	21.9%	24.2%

Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	145,870	140,761	120,963	126,705
Cost of service parts sold, including warehousing and occupancy costs	2,587	2,797	2,672	2,345
Selling, general and administrative expense	62,625	64,867	65,548	62,449
Goodwill impairment	-	-	9,617	-
Provision for bad debts	1,395	2,746	3,504	1,441
Total cost and expenses	212,477	211,171	202,304	192,940
Operating income (loss)	18,849	9,040	(19,469)	9,363

Operating profit (loss) as a % total revenues	8.1%	4.1%	-10.6%	4.6%

Interest expense	586	942	1,281	1,194
Other income	(8)	(13)	(33)	(69)
Income (loss) before income taxes	18,271	8,111	(20,717)	8,238
Provision (benefit) for income taxes	6,750	3,162	(5,443)	1,712
Net income (loss)	$11,521	$4,949	$(15,274)	$6,526

Net income (loss) as a % of revenue	5.0%	2.2%	-8.4%	3.2%

Outstanding shares:
Basic	22,447	22,454	22,459	22,466
Diluted	22,689	22,660	22,459	22,467

Earnings per share:
Basic	$0.51	$0.22	$(0.68)	$0.29
Diluted	$0.51	$0.22	$(0.68)	$0.29

	Fiscal Year 2009
	Quarter Ended
	Apr. 30	Jul. 31	Oct. 31	Jan. 31
	(dollars and shares in thousands, except per share amounts)
Revenues
Product sales	$179,911	$175,240	$160,253	$228,325
Repair service agreement commissions (net)	9,970	9,911	8,547	11,771
Service revenues	5,192	5,488	5,129	5,312
Total net sales	195,073	190,639	173,929	245,408
Finance charges and other	26,552	29,105	25,567	28,985
Net decrease in fair value	(3,067)	(1,212)	(15,750)	(4,479)
Total finance charges and other	23,485	27,893	9,817	24,506
Total revenues	218,558	218,532	183,746	269,914

Percent of annual revenues	24.5%	24.5%	20.6%	30.3%

Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	139,058	136,787	127,007	177,571
Cost of service parts sold, including warehousing and occupancy costs	2,330	2,264	2,479	2,565
Selling, general and administrative expense	60,368	62,900	62,361	68,184
Provision for bad debts	259	333	2,802	879
Total cost and expenses	202,015	202,284	194,649	249,199
Operating income (loss)	16,543	16,248	(10,903)	20,715

Operating profit (loss) as a % total revenues	7.6%	7.4%	-5.9%	7.7%

Interest (income) expense	(15)	(85)	468	593
Other (income) expense	(22)	128	(4)	15
Income (loss) before income taxes	16,580	16,205	(11,367)	20,107
Provision (benefit) for income taxes	5,984	5,993	(3,625)	7,481
Net income (loss)	$10,596	$10,212	$(7,742)	$12,626

Net income (loss) as a % of revenue	4.8%	4.7%	-4.2%	4.7%

Outstanding shares:
Basic	22,382	22,407	22,422	22,439
Diluted	22,560	22,620	22,422	22,494

Earnings per share:
Basic	$0.47	$0.46	$(0.35)	$0.56
Diluted	$0.47	$0.45	$(0.35)	$0.56

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

At January 31, 2010, we had revolving lines of credit in the amount of $220 million, under which we had $105.5 million in borrowings outstanding, and had utilized $23.7 million of availability to issue letters of credit. As of January 31, 2010, we had $34.1 million under our revolving credit facility and $10 million under an unsecured bank line of credit immediately available to us for general corporate purposes. In addition to the $34.1 million currently available under the revolving credit facility, an additional $46.7 million may become available under the borrowing base calculation as we grow the balance of eligible receivables retained by us and when there is growth in total eligible inventory balances. Recent credit portfolio performance resulted in a reduction in availability under the revolving credit facility of approximately $6.0 million at January 31, 2010. This amount may become available in the future if credit portfolio performance improves, however, further decline in credit performance could lead to further reductions in availability. The principal payments received on receivables held by us and by the QSPE, which averaged approximately $35 million per month during the fiscal year ended January 31, 2010, will also be available each month to fund new receivables generated. The weighted average interest rate on borrowings outstanding under the revolving credit facility at January 31, 2010 was 3.3%, including the interest expense associated with our interest rate swaps. We expect that our cash requirements for the foreseeable future, including those for our capital expenditure requirements, will be met with our available lines of credit, together with cash generated from operations. While we have no new stores currently under development for fiscal 2011, our long-term plans are to grow our store base by approximately 10% a year, dependent upon future capital availability. We expect we will invest in inventory, real estate and customer receivables to support the additional stores and same store sales growth. Depending on market conditions we may, at times, slow or suspend our new store growth plans, enter into sale-leaseback transactions to finance our real estate or seek alternative financing sources for new store expansions and customer receivables growth, including expansion of existing lines of credit, and accessing new debt or equity markets.

During the twelve months ended January 31, 2010, our QSPE reduced its receivable portfolio by $123.8 million and paid off $96.1 million in outstanding borrowings, while we borrowed $42.6 million to finance a $106.3 million increase in customer receivables on balance sheet. As a result, the combined borrowings of the Company and the QSPE declined $53.5 million.

A summary of the significant financial covenants that govern our revolving credit facility compared to our actual compliance status at January 31, 2010, as amended, is presented below. These covenants were amended in February 2010 as discussed below, and the amendment required the covenants to be calculated on a consolidated basis to reflect the impact of inclusion of the QSPE.

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum (1)	1.24 to 1.00	1.10 to 1.00
Total liabilities to tangible net worth ratio must be lower than the required maximum (1)	1.61 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed required minimum (1)	5.00%	4.75%
Capital expenditures, net must be lower than required maximum	$10.1 million	$22.0 million

(1)	These covenants are also covenants of our QSPE’s credit facilities discussed below.

As a result of the declines in our profitability beginning in the quarter ended October 31, 2009, due to the slowdown in the economic conditions in our markets, we determined that there was a reasonable likelihood that we would trigger the default provisions of our credit facilities. Based on that expectation, we began working with our and our QSPE’s lenders to amend the covenants in the credit facilities. We completed the necessary amendments in March 2010, which resulted in the following changes:

•
Fixed charge coverage ratio requirement reduced to 1.1 to 1.0 for the twelve month periods ended January 31, 2010, and April 30, 2010, before returning to a requirement of 1.3 to 1.0 beginning with the quarter ending July 31, 2010,

•
The leverage ratio was replaced with a maximum total liabilities to tangible net worth requirement, beginning as of January 31, 2010 with a required maximum of 2.00 to 1.00 at January 31, 2010, declining to 1.75 to 1.00 as of July 31, 2010 and then to 1.50 to 1.00 as of April 30, 2011 and each fiscal quarter thereafter,

•	The interest rate on our revolving credit facility increased by 100 basis points to LIBOR plus a spread ranging from 325 basis points to 375 basis points,
•
We will be required to pay a fee, as servicer of the QSPE’s receivables, equal to the following rates multiplied times the total available borrowing commitment under the QSPE’s revolving credit facility on the dates shown:

o	50 basis points on May 1, 2010,
o	100 basis points on August 1, 2010,
o	110 basis points on November 1, 2010,
o	115 basis points on February 1, 2011,
o	115 basis point on May 1, 2011, and
o	123 basis points on August 1, 2011,
•	The total available commitments under the QSPE’s revolving credit facility will be reduced from the current level of $200 million to $170 million in April 2010 and then to $130 million in April 2011,
•	We will use the proceeds from any capital raising activity to further reduce the commitments and debt outstanding under the QSPE’s debt facilities,
•	The maturity date on the QSPE’s revolving credit facility was reduced from September 2012 to August 2011, and
•	We may be required to complete certain additional tasks as servicer of the QSPE’s receivables, so long as commitments remain outstanding under the QSPE’s revolving credit facility.

We expect, based on current facts and circumstances, that we will be in compliance with the above covenants through fiscal 2011. As we have done in the past, we will adjust the volume on new receivables sold to the QSPE to allow it to use the proceeds of principal repayments from its accounts receivable portfolio to reduce the balance outstanding under its revolving credit facility prior to the commitment reduction date. As of March 22, 2010, the balance under the QSPE’s revolving credit facility was $179.0 million. Events of default under the credit facility include, but are not limited to, subject to grace periods and notice provisions in certain circumstances, non-payment of principal, interest or fees; violation of covenants; material inaccuracy of any representation or warranty; default under or acceleration of certain other indebtedness; bankruptcy and insolvency events; certain judgments and other liabilities; certain environmental claims; and a change of control. If an event of default occurs, the lenders under the credit facility are entitled to take various actions, including accelerating amounts due under the credit facility and requiring that all such amounts be immediately paid in full. Any repayment requirement or acceleration of amounts owed could have a material adverse affect on our business operations. Our obligations under the credit facility are secured by all of our and our subsidiaries’ assets, excluding customer receivables owned by the QSPE and certain inventory subject to vendor floor plan arrangements.

We offer promotional credit programs to certain customers that provide for “same as cash” or deferred interest interest-free periods of varying terms, generally three, six, 12, 18, 24 and 36 months, and require monthly payments beginning in the month after the sale. The various “same as cash” promotional accounts and deferred interest program accounts are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30% of eligible securitized receivables.  If we exceed this 30% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period.  The percentage of eligible securitized receivables represented by promotional receivables was 17.3% and 13.0%, as of January 31, 2009, and 2010, respectively. There is no limitation on the amount of deferred interest program accounts that can be carried as collateral under the revolving credit facility. The percentage of all managed receivables represented by promotional receivables was 15.3% as of January 31, 2010, as compared to 16.4% at January 31, 2009. The weighted average promotional period was 16.5 months and 14.9 months for the “same as cash” promotional receivables outstanding as of January 31, 2009, and 2010, respectively.  The weighted average remaining term on those same promotional receivables was 11.2 months and 10.5 months as of January 31, 2009, and 2010, respectively.  While overall these promotional receivables have a shorter weighted average term than non-promotional receivables, we receive less income on these receivables, resulting in a reduction of the net interest margin on those receivables.

The following is a comparison of our statement of cash flows for our fiscal years 2009 and 2010:

During the year ended January 31, 2010, net cash used in operating activities decreased to $31.9 million, from $42.7 million used in operating activities in the twelve months ended January 31, 2009. Operating cash flows for the current period were impacted primarily by the increased retention of customer accounts receivable on our consolidated balance sheet offset by a reduction in inventories in light of reduced product sales. There was also a decrease in accounts payable balances, due largely to the reduction of inventory, given the optimization of inventory levels. Those levels may increase dependent on product sales trends. Operating cash flows were also impacted by a drop in Other accounts receivable, as amounts due from our vendors fell in the year ended January 31, 2010, as our vendors did not use sales incentive programs to the extent they did in fourth quarter of the prior year. There was also the impact of the decrease in taxes payable due to the reduction in our taxable income in the current year and the overpayment of estimated taxes leading to the recoverable income taxes balance at year end. Prior to the quarter ended October 31, 2008, virtually all customer accounts receivable were transferred to and funded by our QSPE, resulting in the net cash flow activity from these transactions being reported in cash flows from operating activities. However, the cash flow presentation is different for customer accounts receivable retained by us and financed through our revolving credit facility, with the increase in the Accounts receivable balance being reflected as a use of cash in cash flows from operating activities, and borrowings on our revolving credit facility being reflected in cash flows from financing activities.

Net cash used in investing activities decreased by $7.3 million, from $17.4 million used in the fiscal 2009 period to $10.1 million used in the fiscal 2010 period. The net decrease in cash used in investing activities resulted primarily from a decline in purchases of property and equipment compared to the prior fiscal year, as we opened fewer new stores in the fiscal 2010 period.

Net cash from financing activities decreased by $18.6 million from $60.9 million provided during the year ended January 31, 2009, to $42.3 million provided during the year ended January 31, 2010, as we decreased the amount of net borrowings after repayments under our revolving credit facility to fund the customer receivables generated and retained on our consolidated balance sheet.

We lease 72 of our 76 stores, and our plans for future store locations include primarily leases, but do not exclude store ownership.  Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and warehouses), the cost of which is approximately $1.4 million per store, and for our existing store remodels, in the range of $250,000 per store remodel, depending on store size.  In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationship and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects.  If we are successful in these relationship developments, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores, but could include full ownership if it meets our cash investment strategy.

The following table reflects outstanding commitments for borrowings and letters of credit, and the amounts utilized under those commitments, as of January 31, 2010:

	Commitment Expires in Fiscal Year Ending January 31,							Balance at	Available at
						There		January 31,	January 31,
	2011	2012	2013	2014	2015	after	Total	2010	2010
	(in thousands)

Revolving Bank Facility (1)		$210,000					$210,000	$129,223	$80,777
Unsecured Line of Credit	10,000						10,000	-	10,000
Inventory Financing (2)	48,000						48,000	16,757	31,243
Total	$58,000	$210,000	$-	$-	$-	$-	$268,000	$145,980	$122,020

(1) Includes letter of credit sublimit. There was $23.7 million of letters of credit issued at January 31, 2010.
(2) Included in accounts payable on the consolidated balance sheet as of January 31, 2010.

Since we extend credit in connection with a large portion of our retail, repair service agreement and credit insurance sales, in August 2008 we entered into the $210 million revolving credit facility and in 2002 we created a QSPE to provide financing for the customer receivables we originate. Both the bank credit facility and the asset-backed securitization program are significant factors relative to our ongoing liquidity and our ability to meet the cash needs associated with the growth of our business. Our inability to use either of these programs because of a failure to comply with their covenants would adversely affect our growth and our overall business operations. Funding of current and future receivables under these facilities can be adversely affected if we exceed certain predetermined levels of re-aged receivables, write-offs, bankruptcies or other ineligible receivable amounts. We are financing customer receivable portfolio growth through the use of the bank revolving facility and expect this to be a primary source of funding our customer receivables portfolio during fiscal 2011. Given the scheduled reductions required under our QSPE’s credit facilities, we will have to fund an increasing portion of the customer receivables generated using our existing cash flows, borrowings on our asset based loan facility and will likely be required to obtain new sources of financing to continue funding the growth of our credit operations.

We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements, debt or equity offerings and the QSPE’s asset-backed securitization facilities.  Based on our current operating plans, we believe that cash generated from operations, available borrowings under our revolving credit facility and unsecured credit line, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and cash flows from the QSPE’s asset-backed securitization program will be sufficient to fund our operations for at least 12 months and the required $30 million reduction in the QSPE’s funding commitment in April 2010, subject to continued compliance with the covenants in our and our QSPE’s credit facilities.  However, there are several factors that could decrease cash provided by operating activities, including:

•	reduced demand or margins for our products;

•	more stringent vendor terms on our inventory purchases;

•	loss of ability to acquire inventory on consignment;

•	increases in product cost that we may not be able to pass on to our customers;

•	reductions in product pricing due to competitor promotional activities;

•	changes in inventory requirements based on longer delivery times of the manufacturers or other requirements which would negatively impact our delivery and distribution capabilities;

•	an acceleration of the growth of the credit portfolio;

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

If necessary, in addition to available cash balances, cash flow from operations and borrowing capacity under our revolving facilities, additional cash to fund our growth and increases in receivables balances could be obtained by:

•	reducing capital expenditures for updates of existing stores or new store openings;

•	taking advantage of longer payment terms and financing available for inventory purchases;

•	utilizing third-party sources to provide financing to our customers;

•	reducing operating costs;

•	negotiating to expand the capacity available under existing credit facilities; and

•	accessing new debt or equity markets.

We can provide no assurance that we will be able to obtain these sources of funding on favorable terms, if at all.

Off-Balance Sheet Financing Arrangements

Since we extend credit in connection with a large portion of our retail, repair service agreement and credit insurance sales, we created a qualified special purpose entity, which we refer to as the QSPE or the issuer, to purchase customer receivables from us and to issue medium-term and variable funding notes secured by the receivables to third parties to obtain cash for these purchases. We transfer receivables, consisting of retail installment contracts and revolving accounts extended to our customers, to the issuer in exchange for cash and subordinated, unsecured promissory notes. To finance its acquisition of these receivables, the issuer has issued the notes and bonds described below to third parties. The unsecured promissory notes issued to us are subordinate to these third party notes and bonds.

At January 31, 2010, the issuer had issued two series of notes and bonds: the 2002 Series A variable funding note with a total capacity of $200 million and three classes of 2006 Series A bonds with an aggregate amount outstanding of $150 million, of which $6.0 million was required to be placed in a restricted cash account for the benefit of the bondholders. The 2002 Series A variable funding note is currently composed of a $200 million tranche that is annually renewable, at our option until August 2011. In April 2010, this commitment will be reduced to $170 million, and then will be reduced to $130 million in April 2011. If the three-month average net portfolio yield, as defined by agreements, falls below 5.0%, then the issuer may be required to fund additions to the cash reserves in the restricted cash accounts. The three-month average net portfolio yield was 5.8% at January 31, 2010. Private institutional investors, primarily insurance companies, purchased the 2006 Series A bonds at a weighted fixed rate of 5.75%. The 2006 Series A bonds begin a 20-month amortization of the principal balance in September 2010, with interest-only payments required monthly until that time. The weighted average interest on the variable funding note during the month of January 2010 was 2.8%. On April 28, 2009, one of the banks supporting the commercial paper that funds the variable funding note was downgraded by one of the nationally recognized rating agencies. While we initially saw the QSPE’s borrowing costs increase, we do not believe it is having a significant impact on the borrowing rate at this time and it has not impacted the bank’s ability to meet its funding obligations to the QSPE.

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

The 2002 Series A variable funding note permits the issuer to borrow funds up to the total commitment available to purchase receivables from us or make principal payments on other bonds, thereby functioning as a “basket” to accumulate receivables.  As issuer borrowings under the 2002 Series A variable funding note approach the total commitment, the issuer is required to request an increase in the 2002 Series A amount or issue a new series of bonds and use the proceeds to pay down the then outstanding balance of the 2002 Series A variable funding note, so that the basket will once again become available to accumulate new receivables or meet other obligations required under the transaction documents. Given the current state of the financial markets, especially with respect to asset-backed securitization financing, we have been unable to issue medium-term notes or increase the availability under the existing variable funding note program. As of January 31, 2010, borrowings under the 2002 Series A variable funding note were $196.4 million and were $179.0 million as of March 22, 2010.

We are not directly liable to the lenders under the asset-backed securitization facility.  However, if the issuer is unable to repay the 2002 Series A note and 2006 Series A bonds due to its inability to collect the transferred customer accounts, the issuer could not pay the subordinated notes it has issued to us in partial payment for transferred customer accounts, and the 2006 Series A bond holders could claim the balance in its $6.0 million restricted cash account.  We are also contingently liable under a $20.0 million letter of credit that secures the performance of our obligations or services under the servicing agreement as it relates to the transferred assets that are part of the asset-backed securitization facility.

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

A summary of the significant financial covenants, as amended, that govern the 2002 Series A variable funding note compared to actual compliance status at January 31, 2010, is presented below:

	As reported	Required Minimum/ Maximum
Issuer interest must exceed required minimum	$93.2 million	$84.8 million
Gross loss rate must be lower than required maximum (a)	6.1%	10.0%
Serviced portfolio gross loss rate must be lower than required maximum (b)	5.2%	10.0%
Net portfolio yield must exceed required minimum (a)	5.8%	2.0%
Serviced portfolio net portfolio yield must exceed required minimum (b)	8.0%	2.0%
Payment rate must exceed required minimum (a)	6.3%	3.0%
Serviced portfolio payment rate must exceed required minimum (a)	5.00%	4.75%
Consolidated net worth must exceed required minimum	$345.4 million	$246.6 million

(a) Calculated for those receivables transferred to the QSPE.
(b) Calculated for the total of receivables transferred to the QSPE and those retained by us.

Note: All terms in the above table are defined by the asset backed securitization program and may or may not agree directly to the financial statement captions in this document.

We expect, based on current facts and circumstances, that we will be in compliance with the above covenants through fiscal 2011. Events of default under the 2002 Series A variable funding note and the 2006 Series A bonds, subject to grace periods and notice provisions in some circumstances, include, among others:  failure of the issuer to pay principal, interest or fees; violation by the issuer of any of its covenants or agreements; inaccuracy of any representation or warranty made by the issuer; certain servicer defaults; failure of the trustee to have a valid and perfected first priority security interest in the collateral; default under or acceleration of certain other indebtedness; bankruptcy and insolvency events; failure to maintain certain loss ratios and portfolio yield; change of control provisions and certain other events pertaining to us.  The issuer’s obligations under the program are secured by the receivables and proceeds.

Certain Transactions

Since 1996, we have leased a retail store location of approximately 19,150 square feet in Houston, Texas from Mr. Thomas J. Frank, Sr. Mr. Frank served as our Chairman of the Board and Chief Executive Officer until June, 2009. The lease provides for base monthly rental payments of $17,235 plus escrows for taxes, insurance and common area maintenance expenses of increasing monthly amounts based on expenditures by the management company operating the shopping center of which this store is a part through January 31, 2011. We also have an option to renew the lease for two additional five-year terms. Mr. Frank received total payments under this lease of $206,820 in fiscal 2008, 2009 and 2010, respectively. Based on market lease rates for comparable retail space in the area, we believe that the terms of this lease are no less favorable to us than we could have obtained in an arms’ length transaction at the date of the lease commencement.

We engage the services of Direct Marketing Solutions, Inc., or DMS, for a substantial portion of our direct mail advertising.  Direct Marketing Solutions, Inc. is partially owned (less than 50%) by SF Holding Corp., members of the Stephens family, Jon E. M. Jacoby, and Douglas H. Martin. SF Holding Corp. and the members of the Stephens family are significant shareholders of the Company, and Messrs. Jacoby and Martin are members of our Board of Directors. The fees we paid to DMS during fiscal years ended 2008, 2009 and 2010 amounted to approximately $2.5 million, $4.0 million and $2.4 million, respectively.

Contractual Obligations

The following table presents a summary of our known contractual obligations as of January 31, 2010, with respect to the specified categories, classified by payments due per period.

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long term debt (1)	$105,904	$155	$105,749	$-	$-
Operating leases:
Real estate	153,394	22,008	41,469	34,724	55,193
Equipment	4,236	1,630	1,766	385	455
Purchase obligations (2)	2,501	2,248	253	-	-
Total contractual cash obligations	$266,035	$26,041	$149,237	$35,109	$55,648

_____________________

(1) If the outstanding balance as of January 31, 2010 and the interest rate in effect at that time were to remain the same over the remaining life of the facility, interest expense on the facility would be approximately $3.1 million and $1.6 million for the fiscal years ended January 31, 2011 and 2012, respectively.

(2) Includes contracts for long-term communication services. Does not include outstanding purchase orders for merchandise, services or supplies which are ordered in the normal course of operations and which generally are received and recorded within 30 days.

The following table presents a summary of the known contractual obligations of our QSPE, as amended in March 2010, as of January 31, 2010, with respect to the specified categories, classified by payments due per period.

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long term debt:
Fixed-rate notes (1)	$162,755	$45,884	$116,871	$-	$-
Variable rate notes (2)	196,400	26,400	170,000	-	-
Operating leases:
Real estate	-	-	-	-	-
Equipment	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Total contractual cash obligations	$359,155	$72,284	$286,871	$-	$-

_____________________
(1) Includes interest payments due on the notes.

(2) The $200 million 2002 Series A variable funding note is renewable at our option until August 2011 If the outstanding balance as of January 31, 2010 and the interest rate in effect at that time were to remain the same over the remaining lives of the notes, interest expense on the notes would be approximately $5.6 million and $2.8 million for the fiscal years ended January 31, 2011 and 2012, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rates under our revolving credit facility are variable and are determined, at our option, as the base rate, which is the prime rate plus the base rate margin, which ranges from 2.25% to 2.75%, or LIBOR plus the LIBOR margin, which ranges from 3.25% to 3.75%. Interest rates under our QSPE’s variable funding note facility are variable and are determined based on the commercial paper rate plus a spread of 2.50%. Accordingly, changes in the prime rate, the commercial paper rate or LIBOR, which are affected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, these credit facilities.

We are also exposed to interest rate risk in determining the fair value of the interest only strip we receive from our sales of receivables to the QSPE, due to rate variability under the QSPE’s variable funding note discussed above. An increase in interest rates that reduced the net interest spread under the interest-only strip by 10% would result in a $4.9 million reduction in the fair value of our Interests in securitized assets. Since January 31, 2009, our interest rate sensitivity has decreased on the interest only strip as the variable rate portion of the QSPE’s debt has decreased from $292.5 million, or 66.1% of its total debt, to $196.4 million, or 56.7% of its total debt. As a result, a 100 basis point increase in interest rates on the variable rate debt would increase borrowing costs $2.0 million over a 12-month period, based on the balance outstanding at January 31, 2010.

At January 31, 2010, there was $105.5 million outstanding under our revolving credit facility. On March 31, 2009, we entered into interest rate swaps with notional amounts totaling $30.0 million to fix the rate on a portion of these balances and on June 23, 2009, we entered into an additional $10.0 million of interest rate swaps to fix the rate on a portion of the balances. As a result, a 100 basis point increase in interest rates on the revolving credit facility would increase our borrowing costs by $0.7 million over a 12-month period, based on the balance outstanding at January 31, 2010, after considering the impact of the interest rate swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment and those criteria, management believes that, as of January 31, 2010, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of January 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Conn’s, Inc.
Beaumont, Texas
March 25, 2010

          /s/ Michael J. Poppe

Michael J. Poppe
Chief Financial Officer

          /s/ Timothy L. Frank

Timothy L. Frank
Chief Executive Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conn’s, Inc.

We have audited Conn’s, Inc.’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Conn’s, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Conn’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Conn’s, Inc. as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010 of Conn’s, Inc. and our report dated March 25, 2010 expressed an unqualified opinion thereon.

                                                                         /s/ Ernst & Young LLP

Houston, Texas
March 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conn’s, Inc.

We have audited the accompanying consolidated balance sheets of Conn’s, Inc. as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conn’s, Inc. at January 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on February 1, 2007, the Company changed its method of accounting for interests in securitized assets and its method of accounting for servicing liabilities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Conn’s, Inc.’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2010, expressed an unqualified opinion thereon.

                                                                         /s/ Ernst & Young LLP

Houston, Texas
March 25, 2010

Conn’s, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31,
Assets	2009	2010
Current Assets
Cash and cash equivalents	$11,798	$12,143
Customer accounts receivable, net of allowance of $2,338 and $6,019, respectively	61,125	124,630
Other accounts receivable, net of allowance of $60 and $50, respectively	32,878	23,286
Interest in securitized assets	176,543	157,678
Inventories	95,971	63,499
Deferred income taxes	13,354	12,202
Federal income taxes recoverable	-	8,148
Prepaid expenses and other assets	5,933	8,019
Total current assets	397,602	409,605
Long-term portion of customer accounts receivable,
net of allowance of $1,575 and $3,551, respectively	41,172	73,540
Property and equipment
Land	7,682	7,682
Buildings	12,011	11,351
Equipment and fixtures	21,670	23,797
Transportation equipment	2,646	1,795
Leasehold improvements	83,361	90,428
Subtotal	127,370	135,053
Less accumulated depreciation	(64,819)	(75,350)
Total property and equipment, net	62,551	59,703
Goodwill, net	9,617	-
Non-current deferred income tax asset	2,035	5,499
Other assets, net	3,652	3,092
Total assets	$516,629	$551,439

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$5	$155
Accounts payable	57,809	39,944
Accrued compensation and related expenses	11,473	5,697
Accrued expenses	23,703	30,936
Income taxes payable	4,334	2,678
Deferred revenues and allowances	15,505	15,516
Total current liabilities	112,829	94,926
Long-term debt	62,912	105,749
Other long-term liabilities	5,702	5,195
Fair value of Interest rate swaps	-	337
Deferred gain on sale of property	1,036	905
Stockholders’ equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value, 40,000,000 shares authorized; 24,167,445 and 24,194,555
shares issued at January 31, 2009 and 2010, respectively)	242	242
Accumulated other comprehensive loss	-	(218)
Additional paid in capital	103,553	106,226
Retained earnings	267,426	275,148
Treasury stock at cost (1,723,205 shares at January 31, 2009 and 2010)	(37,071)	(37,071)
Total stockholders’ equity	334,150	344,327
Total liabilities and stockholders' equity	$516,629	$551,439

See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share)

	Year Ended January 31,
	2008	2009	2010
Revenues
Product sales	$671,571	$743,729	$667,401
Repair service agreement commissions (net)	36,424	40,199	33,272
Service revenues	22,997	21,121	22,115
Total net sales	730,992	805,049	722,788
Finance charges and other	97,941	110,209	111,242
Net increase (decrease) in fair value	(4,805)	(24,508)	2,645
Total finance charges and other	93,136	85,701	113,887
Total revenues	824,128	890,750	836,675
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	508,787	580,423	534,299
Cost of service parts sold, including warehousing and occupancy cost	8,379	9,638	10,401
Selling, general and administrative expense	245,317	253,813	255,489
Goodwill impairment	-	-	9,617
Provision for bad debts	1,908	4,273	9,086
Total cost and expenses	764,391	848,147	818,892
Operating income	59,737	42,603	17,783
Interest (income) expense, net	(515)	961	4,003
Other (income) expense, net	(943)	117	(123)
Income before income taxes	61,195	41,525	13,903
Provision for income taxes	21,509	15,833	6,181
Net Income	$39,686	$25,692	$7,722
Earnings per share
Basic	$1.71	$1.15	$0.34
Diluted	$1.68	$1.14	$0.34
Average common shares outstanding
Basic	23,193	22,413	22,456
Diluted	23,673	22,577	22,610

See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands)

			Accum.
			Other
			Compre-
			hensive
	Common Stock		Income	Paid in	Retained	Treasury Stock
	Shares	Amount	(Loss)	Capital	Earnings	Shares	Amount	Total
Balance January 31, 2007	23,810	$238	$6,305	$93,365	$196,417	(168)	$(3,797)	$292,528

Cumulative effect of changes in
accounting principles			(6,305)		5,631			(674)
Exercise of options,
including tax benefit	279	2		3,241				3,243
Issuance of common stock under
Employee Stock Purchase Plan	13	1		247				248
Stock-based compensation				2,661				2,661
Purchase of treasury stock						(1,555)	(33,274)	(33,274)
Return of shares	(4)
Net income					39,686			39,686
Balance January 31, 2008	24,098	241	-	99,514	241,734	(1,723)	(37,071)	304,418

Exercise of options,
including tax benefit	47	1		614				615
Issuance of common stock under
Employee Stock Purchase Plan	22			237				237
Stock-based compensation				3,188				3,188
Net income					25,692			25,692
Balance January 31, 2009	24,167	242	-	103,553	267,426	(1,723)	(37,071)	334,150

Issuance of common stock under
Employee Stock Purchase Plan	27			228				228
Stock-based compensation				2,445				2,445
Net income					7,722			7,722
Other comprehensive income (loss):
Adjustment of fair value of interest rate swaps, net of tax benefit of $118			(218)					(218)
Other comprehensive income (loss):			(218)					(218)
Total comprehensive income								7,504
Balance January 31, 2010	24,194	$242	$(218)	$106,226	$275,148	(1,723)	$(37,071)	$344,327

See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2008	2009	2010

Cash flows from operating activities
Net income	$39,686	$25,692	$7,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,441	12,672	13,516
Amortization / (Accretion), net	(758)	(110)	1,343
Provision for bad debts	1,908	4,273	9,086
Stock-based compensation	2,661	3,188	2,445
Goodwill impairment	-	-	9,617
(Gains) losses on interests in securitized assets	(27,038)	(19,170)	7,611
(Increase) Decrease in fair value of interests in securitized assets	4,805	24,508	(2,645)
Provision for deferred income taxes	(747)	(12,025)	(1,318)
Loss (gain) from sale of property and equipment	(943)	117	(123)
Discounts on promotional credit	7,236	5,806	4,788
Change in operating assets and liabilities:
Customer accounts receivable	(819)	(99,521)	(108,816)
Other accounts receivable	(5,452)	(4,846)	9,592
Interest in securitized assets	(26,299)	(8,719)	11,723
Inventory	5,603	(14,476)	32,472
Prepaid expenses and other assets	509	(1,484)	(2,086)
Accounts payable	(22,849)	29,630	(17,865)
Accrued expenses	1,577	3,941	1,457
Income taxes payable	(987)	2,857	(10,679)
Deferred revenues and allowances	3,832	4,967	292
Net cash used in operating activities	(5,634)	(42,700)	(31,868)
Cash flows from investing activities
Purchase of property and equipment	(18,955)	(17,597)	(10,255)
Proceeds from sales of property	8,921	224	152
Net cash used in investing activities	(10,034)	(17,373)	(10,103)
Cash flows from financing activities
Net proceeds from stock issued under employee benefit plans,
including tax benefit	3,188	802	228
Excess tax benefits from stock-based compensation	303	50	-
Purchase of treasury stock	(33,274)	-	-
Borrowings under lines of credit	40,475	197,156	252,618
Payments on lines of credit	(40,475)	(134,256)	(210,020)
Increase in debt issuance costs	-	(2,794)	(426)
Payment of promissory notes	(104)	(102)	(84)
Net cash provided by (used in) financing activities	(29,887)	60,856	42,316
Net change in cash	(45,555)	783	345
Cash and cash equivalents
Beginning of the year	56,570	11,015	11,798
End of the year	$11,015	$11,798	$12,143
Supplemental disclosure of cash flow information
Cash interest paid	$435	$1,117	$3,880
Cash income taxes paid, net of refunds	22,935	24,950	18,163
Cash interest received from interests in securitized assets	23,339	33,931	41,668
Cash proceeds from new securitizations	378,699	391,082	319,092
Cash flows from servicing fees	24,288	25,680	23,422
Supplemental disclosure of non-cash activity
Customer receivables exchanged for interests in securitized assets	63,789	93,860	76,582
Amounts reinvested in interests in securitized assets	(108,067)	(111,675)	(52,429)
Purchases of property and equipment with debt financing	23	-	473
Sales of property and equipment financed by notes receivable	-	1,400	-

See notes to consolidated financial statements.

CONN’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010

1.    Summary of Significant Accounting Policies

Principles of Consolidation.    The consolidated financial statements include the accounts of Conn’s, Inc. and its subsidiaries, limited liability companies and limited partnerships, all of which are wholly-owned (the “Company”). Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries.  All material intercompany transactions and balances have been eliminated in consolidation.

The Company enters into securitization transactions to sell eligible retail installment and revolving customer receivables and retains servicing responsibilities and subordinated interests. These securitization transactions are accounted for as sales because the Company has relinquished control of the receivables. Additionally, the Company has transferred the receivables to a qualifying special purpose entity (QSPE). Accordingly, neither the transferred receivables nor the accounts of the QSPE are included in the consolidated financial statements of the Company. The Company's retained interest in the transferred receivables is recorded at fair value. The Company elected the fair value option because it believes that the fair value option provides a more easily understood presentation for financial statement users. The fair value option simplifies the treatment of changes in the fair value of the asset, by reflecting all changes in the fair value of its Interests in securitized assets in current earnings, in Finance charges and other. Effective February 1, 2010, the Company will consolidate the operations of the QSPE into its financial statements and the fair value of its Interest in securitized assets will be eliminated in the consolidation. See the discussion of recent accounting pronouncements in Note 12 below for further information on the impact the consolidation will have on the Company’s financial statements.

Business Activities.    The Company, through its retail stores, provides products and services to its customer base in seven primary market areas, including southern Louisiana, southeast Texas, Houston, South Texas, San Antonio/Austin, Dallas/Fort Worth and Oklahoma. Products and services offered through retail sales outlets include home appliances, consumer electronics, home office equipment, lawn and garden products, mattresses, furniture, repair service agreements, installment and revolving credit account programs, and various credit insurance products. These activities are supported through an extensive service, warehouse and distribution system. For the reasons discussed below, the aggregation of operating segments represent one reportable segment. Accordingly, the accompanying consolidated financial statements reflect the operating results of the Company’s single reportable segment. The Company’s retail stores bear the “Conn’s” name, and deliver the same products and services to a common customer group. The Company’s customers generally are individuals rather than commercial accounts. All of the retail stores follow the same procedures and methods in managing their operations. The Company’s management evaluates performance and allocates resources based on the operating results of the retail stores and considers the credit programs, service contracts and distribution system to be an integral part of the Company’s retail operations.

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See the discussion under Note 2 regarding the change in assumptions used in the Company’s valuation of its Interests in securitized assets.

Vendor Programs.    The Company receives funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, training and promotional programs which are recorded on the accrual basis, as a reduction of the related product cost or advertising expense, according to the nature of the program. The Company accrues rebates based on the satisfaction of terms of the program and sales of qualifying products even though funds may not be received until the end of a quarter or year. If the programs are related to product purchases, the allowances, credits, or payments are recorded as a reduction of product cost; if the programs are related to product sales, the allowances, credits or payments are recorded as a reduction of cost of goods sold; if the programs are directly related to marketing or promotion of the product, the allowances, credits, or payments are recorded as a reduction of advertising expense in the period in which the expense is incurred. Vendor rebates earned and recorded as a reduction of product cost and cost of goods sold totaled $29.5 million, $39.8 million and $46.2 million for the years ended January 31, 2008, 2009 and 2010, respectively. The increase in the current year is due to increased use of instant rebates by vendors to drive sales. Over the past three years the Company has received funds from approximately 50 vendors, with the terms of the programs ranging between one month and one year.

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

	Year Ended January 31,
	2008	2009	2010

Common stock outstanding, beginning of period	23,642	22,375	22,444
Weighted average common stock issued in stock
option exercises	111	29	-
Weighted average common stock issued to employee
stock purchase plan	5	9	12
Less: Weighted average treasury shares purchased	(565)	-	-
Shares used in computing basic earnings per share	23,193	22,413	22,456
Dilutive effect of stock options, net of assumed repurchase
of treasury stock	480	164	154
Shares used in computing diluted earnings per share	23,673	22,577	22,610

During the periods presented, options with an exercise price in excess of the average market price of the Company’s common stock are excluded from the calculation of the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of options not included in the calculation of the dilutive effect of stock options was 0.4 million, 1.2 million, and 1.5 million for each of the years ended January 31, 2008, 2009, and 2010 respectively.

Cash and Cash Equivalents.    The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Credit card deposits in-transit of $5.3 million and $4.7 million, as of January 31, 2009 and 2010, respectively, are included in cash and cash equivalents.

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

Buildings	30 years
Equipment and fixtures	3 – 5 years
Transportation equipment	3 years
Leasehold improvements	5 – 15 years

Property and equipment are evaluated for impairment at the retail store level. The Company performs a periodic assessment of assets for impairment. Additionally, an impairment evaluation is performed whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store’s performance. For property and equipment to be held and used, the Company recognizes an impairment loss if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. No impairment was recorded in the years ended January 31, 2008, 2009 or 2010.

All gains and losses on sale of assets are included in Other (income) expense in the consolidated statements of operations.

	Year Ended January 31,

(in thousands of dollars)	2008	2009	2010

Gain (loss) on sale of assets	943	(117)	123

Receivable Sales and Interests in Securitized Receivables.    The Company enters into securitization transactions to sell eligible customer retail installment and revolving receivable accounts. In these transactions, the Company retains interest-only strips and subordinated securities, all of which are retained interests in the securitized receivables. Securitization income, which includes, gains and losses on sales of receivables, changes in the fair value of interests in securitized assets due to assumption changes, impairment on retained interests, interest income from retained interests and servicing fees, is included in Finance charges and other in the consolidated statement of operations. Gains and losses from the sales of receivables are recorded at the time of the transfer to the QSPE, based on the difference between the estimated fair value and the carrying amount at that time.

On February 1, 2007, the Company was required to evaluate its interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, the Company had to decide between bifurcation of the embedded derivative and the fair value option in determining how it would account for its Interests in securitized assets. The Company elected the fair value option because it believes it provides a more easily understood presentation for financial statement users. Historically, the Company had valued and reported its interests in securitized assets at fair value, though most changes in the fair value were recorded in Other comprehensive income. The fair value option simplifies the treatment of changes in the fair value of the asset, by reflecting all changes in the fair value of its Interests in securitized assets in current earnings, in Finance charges and other, beginning February 1, 2007. The change did not allow for retrospective application of these changes in accounting principle and, as such, no adjustments have been made to the amounts disclosed in the financial statements for periods ending prior to February 1, 2007. However, the balance in Other comprehensive income, as of January 31, 2007, of $6.3 million, which represented unrecognized gains on the fair value of the Interests in securitized assets, was included in a cumulative-effect adjustment that was recorded in Retained earnings, effective February 1, 2007. Because of its election to use the fair value option, the Company was required to measure fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”.

Effective February 1, 2007, the Company was required to measure its servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period the changes occur, or amortize servicing assets or servicing liabilities in proportion to and over the estimated net servicing income or loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. In connection with this required change, the Company elected to measure its servicing asset or liability at fair value, and report changes in the fair value in earnings in the period of change. As such, a $0.7 million cumulative-effect adjustment was recorded to Retained earnings at February 1, 2007, net of related tax effects, to recognize a $1.1 million servicing liability. The Company uses a discounted cash flow model to estimate its servicing liability using the portfolio performance and discount rate assumptions discussed above, and an estimate of the servicing fee a market participant would require to service the portfolio. In developing its estimate, the Company reviewed available information regarding the servicing fees received by other companies and estimated an expected risk premium a market participant would add to the current fee structure to receive adequate compensation. Effective February 1, 2010, the Company will consolidate the operations of the QSPE into its financial statements and the fair value of its Interest in securitized assets and the servicing liability will be eliminated in consolidation. See the discussion of recent accounting pronouncements below in Note 12 for further information on the impact the consolidation will have on the Company’s financial statements.

Receivables Not Sold.    Certain receivables not eligible for inclusion in the securitization program are carried on the Company’s consolidated balance sheet in Customer accounts receivable. The Company records the amount of principal on those receivables that is expected to be collected within the next twelve months, based on contractual terms, in current assets on its consolidated balance sheet.  Those amounts expected to be collected after 12 months, based on contractual terms, are included in long-term assets.

Typically, customer receivables are considered delinquent if a payment has not been received on the scheduled due date. Additionally, the Company offers reage programs to past-due customers that have experienced a financial hardship, if they meet the conditions of the Company’s reage policy. Reaging a customer’s account can result in updating an account from a delinquent status to a current status. Generally, an account that is delinquent more than 120 days and for which no payment has been received in the past seven months will be charged-off against the allowance and interest accrued subsequent to the last payment will be reversed.

Interest income is accrued using the Rule of 78’s method for installment contracts and the simple interest method for revolving charge accounts, and is reflected in Finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. Interest income is recognized on interest-free promotion credit programs based on the Company’s historical experience related to customers that fail to satisfy the requirements of the interest-free programs. The amount of receivables carried on the Company’s consolidated balance sheet that were past due 90 days or more and still accruing interest was $1.9 million and $9.8 million at January 31, 2009 and 2010, respectively. The Company has a secured interest in the merchandise financed by these receivables and therefore has the opportunity to recover a portion of the charged-off amount. (See also Note 3.)

Allowance for Doubtful Accounts.    The Company records an allowance for doubtful accounts for its Customer and Other accounts receivable, based on its historical net loss experience and expectations for future losses.  The net charge-off data used in computing the loss rate is reduced by the amount of post-charge-off recoveries received, including cash payments, amounts realized from the repossession of the products financed and, at times, payments under credit insurance policies. Additionally, the Company separately evaluates the Primary and Secondary portfolios when estimating the allowance for doubtful accounts. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $3.9 million and $9.6 million, at January 31, 2009 and 2010, respectively. Additionally, as a result of the Company’s practice of reaging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off is impacted. If these accounts had been charged-off sooner the historical net loss rates over time might have been higher.

Goodwill.    Goodwill represents the excess of consideration paid over the fair value of tangible and identifiable intangible net assets acquired in connection with the acquisitions of certain of the Company’s insurance and finance operations. The Company performs an assessment annually in the fourth quarter testing for the impairment of goodwill, or at any other time when impairment indicators exist. As a result of the sustained decline in the Company’s market capitalization, the increasingly challenging economic environment during the current year third quarter, and its impact on the Company’s comparable store sales, credit portfolio performance and operating results, the Company determined that an interim goodwill impairment test was necessary during the current year third quarter.

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

Other Assets.     The Company has certain deferred financing costs for transactions that have not yet been completed and has not begun amortization of those costs. These costs are included in Other assets, net, on the balance sheet and will be amortized upon completion of the related financing transaction or expensed in the event the Company fails to complete such a transaction.

Income Taxes.    The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that are expected be in effect when the differences are expected to reverse. To the extent penalties and interest are incurred, the Company records these charges as a component of its Provision for income taxes. Tax returns for the fiscal years subsequent to January 31, 2006, remain open for examination by the Company’s major taxing jurisdictions.

Sales Taxes. The Company records and reports all sales taxes collected on a net basis in the financial statements.

Revenue Recognition.    Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates or other free products or services and discounts of promotional credit sales that extend beyond one year. The Company sells repair service agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where third parties are the obligor on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. The Company records a receivable for earned but unremitted retrospective commissions and reserves for future cancellations of repair service agreements and credit insurance contracts estimated based on historical experience. When the Company sells repair service agreements in which it is deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the repair service agreement. These Company-obligor repair service agreements are contracts which provide customers protection against product repair costs arising after the expiration of the manufacturer’s warranty and any third-party obligor contracts. These agreements typically have terms ranging from 12 months to 36 months. These agreements are separate units of accounting and are valued based on the agreed upon retail selling price. The amounts of repair service agreement revenue deferred at January 31, 2009 and 2010, were $7.2 million and $7.3 million, respectively, and are included in Deferred revenue and allowances in the accompanying consolidated balance sheets. Under the contracts, the Company defers and amortizes its direct selling expenses over the contract term and records the cost of the service work performed as products are repaired.

The following table presents a reconciliation of the beginning and ending balances of the deferred revenue on the Company’s repair service agreements and the amount of claims paid under those agreements (in thousands):

Reconciliation of deferred revenues on repair service agreements	Year Ended January 31,
	2009	2010

Balance in deferred revenues at beginning of year	$6,373	$7,213
Revenues earned during the year	(6,482)	(7,027)
Revenues deferred on sales of new agreements	7,322	7,082
Balance in deferred revenues at end of year	$7,213	$7,268

Total claims incurred during the year, excludes selling expenses	$2,529	$3,402

The classification of the amounts included as Finance charges and other is summarized as follows (in thousands):

	Year Ended January 31,
	2008	2009	2010

Securitization income:
Servicing fees received	$24,288	$25,680	$23,422
Gains (Losses) on sale of receivables, net	27,038	19,170	(7,611)
Change in fair value of securitized assets	(4,805)	(24,508)	2,645
Interest earned on retained interests	23,339	33,931	41,668
Total securitization income	69,860	54,273	60,124
Insurance commissions	21,397	20,191	16,779
Interest income and fees	929	9,076	36,452
Other	950	2,161	532
Finance charges and other	$93,136	$85,701	$113,887

Sales on interest-free promotional credit programs are recognized at the time the customer takes possession of the product, consistent with the above stated policy. Considering the short-term nature of interest free programs for terms less than one year, sales are recorded at full value and are not discounted. Sales financed by longer-term (18-, 24- and 36-month) interest free programs are recorded at their net present value. The discount to net present value results in a reduction in net sales, which totaled $7.2 million, $5.8 million and $4.8 million for the years ended January 31, 2008, 2009 and 2010, respectively. Eligible receivables arising out of the Company’s interest-free programs are transferred to the Company’s QSPE, net of the discount, with other qualifying customer receivables. Customer receivables arising out of the interest-free programs that are retained by the Company are carried on the consolidated balance sheet net of the discount, which is amortized into income over the life of the receivable as an adjustment to Finance charges and other.

The Company classifies amounts billed to customers relating to shipping and handling as revenues. Costs of $22.0 million, $20.8 million and $19.3 million associated with shipping and handling revenues are included in Selling, general and administrative expense for the years ended January 31, 2008, 2009 and 2010, respectively.

Fair Value of Financial Instruments.    The fair value of cash and cash equivalents, receivables retained on our balance sheet, and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of the Company’s interests in securitized receivables is determined by estimating the present value of future expected cash flows using management’s best estimates of the key assumptions, including credit losses, forward yield curves and discount rates commensurate with the risks involved. See Notes 2 and 3. The fair value of the Company’s long-term debt is determined by estimating the present value of future cash flows as if the debt were being carried at the interest rate the Company would currently incur if it were to complete a similar transaction. The fair value of the Company’s long-term debt as of January 31, 2010 was approximately $104.2 million, based on the assumption that the interest spread would be approximately 100 basis points higher than the current spread in the revolving facility. The carrying amount of the long-term debt as of January 31, 2010 was approximately $105.8 million. The Company’s interest rate swaps are presented on the balance sheet at fair value.

Share-Based Compensation.    For stock option grants after our IPO in November 2003, the Company has used the Black-Scholes model to determine fair value. Share-based compensation expense is recorded, net of estimated forfeitures, on a straight-line basis over the vesting period of the applicable grant. Prior to the IPO, the value of the options issued was estimated using the minimum valuation option-pricing model. Since the minimum valuation option-pricing model does not qualify as a fair value pricing model, the Company followed the intrinsic value method of accounting for share-based compensation to employees for these grants.

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

Expense Classifications.    The Company records Cost of goods sold as the direct cost of products sold, any related out-bound freight costs, and receiving costs, inspection costs, internal transfer costs, and other costs associated with the operations of its distribution system. Advertising costs are expensed as incurred. Advertising expense included in Selling, general and administrative expense for the years ended January 31, 2008, 2009 and 2010, was:

	Year Ended January 31,
	2008	2009	2010
	(in thousands)
Gross advertising expense	$35,647	$36,289	$30,552
Less:
Vendor rebates	(6,591)	(6,440)	(5,072)
Net advertising expense in
Selling, general and adminstrative expense	$29,056	$29,849	$25,480

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

Adoption of New Accounting Pronouncements. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“ASC 105-10-65/FAS 168”). The standard establishes the FASB Accounting Standards Codification™ (the “Codification” or “ASC”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification requires companies to change how they reference GAAP throughout the financial statements.  The Company  adopted the Codification  and has provided the pre-Codification reference along with the related ASC references within this section to allow readers an opportunity to see the impact of the Codification on its financial statements and disclosures.

On February 1, 2009, the Company was required to adopt SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“ASC 815-10-65/SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. ASC 815-10-65/SFAS 161 applies to all derivative instruments within the scope of SFAS 133, as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. ASC 815-10-65/FAS 161 only impacts disclosure requirements and therefore did not have an impact on the Company’s financial position, financial performance or cash flows. The required disclosures have been included in Note 4 to the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“ASC 825-10-65/FSP 107-1 and APB 28-1”), which requires the Company to provide disclosures about fair value of financial instruments in each interim and annual period that financial statements are prepared. The Company adopted the provisions of ASC 825-10-65/FSP 107-1 and APB 28-1, which became effective for periods ended after June 15, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“ASC 855-10/SFAS165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of ASC 855-10/SFAS No. 165, which became effective for interim and annual reporting periods ended after June 15, 2009. Subsequent events have been evaluated and material subsequent events that have occurred since January 31, 2010 are discussed in Note 13 to the consolidated financial statements.

2.    Fair Value of Interests in Securitized Assets

The Company estimates the fair value of its Interests in securitized assets using a discounted cash flow model with most of the inputs used being unobservable inputs. The primary unobservable inputs, which are derived principally from the Company’s historical experience, with input from its investment bankers and financial advisors, include the estimated portfolio yield, credit loss rate, discount rate and payment rate and reflect the Company’s judgments about the assumptions market participants would use in determining fair value. In determining the cost of borrowings, the Company uses current actual borrowing rates, and adjusts them, as appropriate, using interest rate futures data from market sources to project interest rates over time. Effective February 1, 2010, the Company will consolidate the operations of the QSPE into its financial statements and the fair value of its Interest in securitized assets and the servicing liability will be eliminated in consolidation. See the discussion of recent accounting pronouncements below in Note 12 for further information on the impact the consolidation will have on the Company’s financial statements.

For the fiscal year ended January 31, 2010, Finance charges and other included a non-cash increase in the fair value our Interests in securitized assets of $2.6 million, reflecting primarily lower risk premiums included in the discount rate input during the year ended January 31, 2010 and a decrease in the discount period input for its net equity position, partially offset by changes in the funding mix, a higher net loss rate input and a lower portfolio yield input. Based on a review of the changes in market risk premiums during the year ended January 31, 2010, and discussions with its investment bankers and financial advisors, the Company estimated that a market participant would require a risk premium that was approximately 550 basis points less than was utilized at January 31, 2009. As a result, the Company decreased the weighted average discount rate input from 30.0% at January 31, 2009 to 24.2% at January 31, 2010, after reflecting a 21 basis point decrease in the risk-free interest rate included in the discount rate input at January 31, 2010. During the year ended January 31, 2010, after a review of the expected maturity dates on the conduit facility, the Company shortened the discount period input for its net equity position from approximately five years to approximately two and a half years to be consistent with the final maturity on the existing bonds that finance the facility. These increases in fair value were partially offset by a higher weighted-average loss rate included in the inputs in the year ended January 31, 2010. Based on the Company’s loss rate expectations and the additional risk premium that a market participant would require on that loss rate, the Company estimated that a market participant would require a loss rate input that was approximately 100 basis points higher than what was utilized at January 31, 2009.  As a result, the Company increased the weighted-average loss rate from 4.0% to 5.0% at January 31, 2010. These changes, along with changes in the funding mix inputs utilized and other input changes which decreased the fair value, resulted in an increase in fair value for the fiscal year ended January 31, 2010 (see reconciliation of the balance of interests in securitized assets below). The changes in the funding mix inputs utilized, representing changes in the funding utilized by the QSPE resulted in a decline of fair value of approximately $8.2 million in the year ended January 31, 2010. The changes in fair value resulted in an increase in Income before taxes of $2.6 million, an increase in net income of $1.7 million, and an increase in basic and diluted earnings per share of $0.08 for the fiscal year ended January 31, 2010, respectively.

See the sensitivity analysis in footnote 3 for the impact that changes in the respective key inputs would have on the fair value of the Company’s interest in securitized assets.

The following are reconciliations of the beginning and ending balances of the Interests in securitized assets and the beginning and ending balances of the servicing liability for the fiscal years ended January 31, 2009 and 2010 (in thousands):

Reconciliation of Interests in Securitized Assets:	2009	2010

Balance of Interests in securitized assets at beginning of year	$178,150	$176,543

Amounts recorded in Finance charges and other:
Gains (losses) associated with changes in portfolio balances	(473)	1,209
Changes in fair value due to assumption changes:
Fair value decrease due to changing portfolio yield	(1,998)	(2,886)
Fair value increase due to lower projected interest rates	2,770	88
Fair value increase due to equity discount period reduction	-	8,321
Fair value decrease due to changes in funding mix	(555)	(8,183)
Fair value decrease due to higher projected loss rates	(4,018)	(3,691)
Fair value increase due to changes in risk-free interest rate
component of the discount rate	2,675	282
Fair value increase (decrease) due to changes in risk premium included
in discount rate	(24,993)	7,949
Other changes	2,044	(681)
Net change in fair value due to assumption changes	(24,075)	1,199
Net Gains (Losses) included in Finance charges and other (a)	(24,548)	2,408
Change in balance of subordinated security and equity interest due to
transfers of receivables	22,941	(21,273)

Balance of Interests in securitized assets at end of year	$176,543	$157,678

Reconciliation of Servicing Liability:

Balance of servicing liability at beginning of year	$1,197	$1,157

Amounts recorded in Finance charges and other:
Decrease associated with change in portfolio balances	(1)	(226)
Increase (Decrease) due to change in discount rate	(92)	38
Other changes	53	(49)
Net change included in Finance charges and other (b)	(40)	(237)

Balance of servicing liability at end of year	$1,157	$920

Net decrease in fair value included
in Finance charges and other (a) - (b)	$(24,508)	$2,645

3.    Interests in Securitized Receivables

The Company has an agreement to sell customer receivables.  As part of this agreement, the Company sells eligible retail installment contracts and revolving receivable accounts to a QSPE that pledges the transferred accounts to a trustee for the benefit of investors. The following table summarizes the availability of funding under the Company’s securitization program at January 31, 2010 (in thousands):

	Capacity	Utilized	Available
2002 Series A	$200,000	$196,400	$3,600
2006 Series A – Class A	90,000	90,000	-
2006 Series A – Class B	43,333	43,333	-
2006 Series A – Class C	16,667	16,667	-
Total	$350,000	$346,400	$3,600

The 2002 Series A program functions as a credit facility to fund the initial transfer of eligible receivables. When the facility approaches a predetermined amount, the QSPE (Issuer) is required to seek financing to pay down the outstanding balance in the 2002 Series A variable funding note. The amount paid down on the facility then becomes available to fund the transfer of new receivables or to meet required principal payments on other series as they become due. The new financing could be in the form of additional notes, bonds or other instruments as the market and transaction documents might allow. Given the current state of the financial markets, especially with respect to asset-backed securitization financing, the Company has been unable to issue medium-term notes or increase the availability under the existing variable funding note program. The 2002 Series A program consists of $200 million that is renewable annually, at our option, until August 2011. Additionally, in connection with recent amendments to the 2002 Series A facility, the QSPE agreed to reduced the total available commitment to $170 million in April 2010, and then to $130 million in April 2011. The 2006 Series A program, which was consummated in August 2006, is non-amortizing for the first four years and officially matures in April 2017. However, it is expected that the scheduled principal payments, which begin in September 2010, will retire the bonds prior to that date.

The agreement contains certain covenants requiring the maintenance of various financial ratios and receivables performance standards. In March 2010, the Company and QSPE completed amendments to the agreements that revised the covenant requirements as of January 31, 2010, and revised certain future covenant requirements. The revised covenant calculations include both the operating results and assets and liabilities of the Company and the QSPE, effective January 31, 2010, for all financial covenant calculations.  In addition to the covenant changes, the Company, as servicer of the receivables, agreed to implement certain additional collection procedures if certain performance requirements were not maintained, and agreed to make fee payments to the facility providers on the amount of the commitment available at specific future dates. The Issuer was in compliance with the requirements of the agreement, as amended, as of January 31, 2010, and, based on current facts and circumstances, expects to be in compliance through fiscal 2011. However, any repayment requirement or acceleration of amounts owed as a result of violation of any covenants could have a material adverse affect on the business operations of the Company.

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

The fair values of the Company’s interest in securitized assets were as follows (in thousands):

	January 31,
	2009	2010
Interest-only strip	$31,958	$18,414
Subordinated securities	144,585	139,264
Total fair value of interests in securitized assets	$176,543	$157,678

The table below summarizes valuation assumptions used for each period ending January 31 presented:

	2008	2009	2010
Net interest spread
Primary installment	13.5%	14.5%	14.1%
Primary revolving	13.5%	14.5%	14.1%
Secondary installment	14.0%	14.1%	11.8%
Expected losses
Primary installment	3.3%	3.4%	4.5%
Primary revolving	3.3%	3.4%	4.5%
Secondary installment	3.3%	5.5%	6.5%
Projected expense
Primary installment	4.1%	3.9%	4.0%
Primary revolving	4.1%	3.9%	4.0%
Secondary installment	4.1%	3.9%	4.0%
Discount rates
Primary installment	15.6%	29.2%	23.7%
Primary revolving	15.6%	29.2%	23.7%
Secondary installment	19.6%	33.2%	27.7%
Discount period for net equity position
Primary installment	58 months	58 months	27 months
Primary revolving	58 months	58 months	27 months
Secondary installment	58 months	58 months	27 months

At January 31, 2010, key economic assumptions and the sensitivity of the current fair value of the interests in securitized assets to immediate 10% and 20% adverse changes in those assumptions are as follows (dollars in thousands):

	Primary	Primary	Secondary
	Portfolio	Portfolio	Portfolio
	Installment	Revolving	Installment
Fair value of interest in securitized assets	$119,315	$10,691	$27,672

Expected weighted average life.	1.2 years	1.3 years	1.7 years

Net interest spread assumption.	14.1%	14.1%	11.8%
Impact on fair value of 10% adverse change	$3,585	$321	$964
Impact on fair value of 20% adverse change	$7,071	$634	$1,903
Expected losses assumptions	4.5%	4.5%	6.5%
Impact on fair value of 10% adverse change	$1,157	$104	$534
Impact on fair value of 20% adverse change	$2,303	$206	$1,059
Projected expense assumption	4.0%	4.0%	4.0%
Impact on fair value of 10% adverse change	$1,018	$91	$353
Impact on fair value of 20% adverse change	$2,036	$182	$705
Discount rate assumption	23.7%	23.7%	27.8%
Impact on fair value of 10% adverse change	$2,411	$216	$796
Impact on fair value of 20% adverse change	$4,744	$425	$1,558
Discount period on net equity position	27 months	27 months	27 months
Impact on fair value of 10% adverse change	$686	$61	$201
Impact on fair value of 20% adverse change	$1,337	$120	$390

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of the variation in a particular assumption on the fair value of the Company’s Interest in securitized assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (i.e. increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

The following illustration presents quantitative information about the receivables portfolios managed by the Company (in thousands):

	Total Principal Amount of		Principal Amount Over		Principal Amount
	Receivables		60 Days Past Due (1)		Reaged (1)
	January 31,		January 31,		January 31,
	2009	2010	2009	2010	2009	2010
Primary portfolio:
Installment	$551,838	$555,573	$33,126	$46,758	$88,224	$93,219
Revolving	38,084	41,787	2,027	2,017	2,401	1,819
Subtotal	589,922	597,360	35,153	48,775	90,625	95,038
Secondary portfolio:
Installment	163,591	138,681	19,988	24,616	50,537	49,135
Total receivables managed	753,513	736,041	55,141	73,391	141,162	144,173
Less receivables sold	645,715	521,919	52,214	59,840	131,893	122,521
Receivables not sold	107,798	214,122	$2,927	$13,551	$9,269	$21,652
Allowance for uncollectible accounts (3)	(3,913)	(9,570)
Allowances for promotional credit programs (4)	(1,588)	(6,382)
Current portion of customer accounts
receivable, net	61,125	124,630
Non-current customer accounts
receivable, net	$41,172	$73,540

	Average Balances		Credit Charge-offs
	January 31,		January 31, (2)
	2009	2010	2009	2010
Primary portfolio:
Installment	$495,489	$557,033
Revolving	43,184	35,343
Subtotal	538,673	592,376	$15,071	$20,777
Secondary portfolio:
Installment	157,529	151,380	7,291	8,165
Total receivables managed	696,202	743,756	22,362	28,942
Less receivables sold	651,420	559,028	21,573	25,335
Receivables not sold	$44,782	$184,728	$789	$3,607

(1) Amounts are based on end of period balances.

(2) Amounts represent total credit charge-offs, net of recoveries, on total receivables.

(3) Includes allowance for uncollectible interest.

(4) Includes reserve for discounted revenues on extended-term cash option and reserves for anticipated lost interest if customer meets requirements of the cash option program.

4.    Debt and Letters of Credit

On August 14, 2008, the Company entered into a $210 million asset-based revolving credit facility that provides funding based on a borrowing base calculation that includes accounts receivable and inventory. The facility matures in August 2011 and bears interest at LIBOR plus a spread ranging from 225 basis points to 275 basis points, based on a fixed charge coverage ratio. At January 31, 2010, the rate was set at LIBOR plus 275 basis points. In addition to the fixed charge coverage ratio, the revolving credit facility included a leverage ratio requirement, a minimum receivables cash recovery percentage requirement, a net capital expenditures limit and combined portfolio performance covenants. In February 2010, the Company completed amendments to the credit facility that revised the covenant requirements as of January 31, 2010, and revised certain future covenant requirements, including replacing the leverage ratio requirement with a liabilities to tangible net worth requirement. The revised covenant calculations include both the operating results and assets and liabilities of the Company and the Company’s QSPE, effective January 31, 2010, for all financial covenant calculations. Additionally, in connection with the amendment, the interest rate was raised to LIBOR plus a spread ranging from 325 basis point to 375 basis points. The Company was in compliance with the requirements of the agreement, as amended, as of January 31, 2010, and, based on current facts and circumstances, expects to be in compliance through fiscal 2011. However, any repayment requirement or acceleration of amounts owed as a result of violation of any covenants could have a material adverse affect on the business operations of the Company. Additionally, the revolving credit facility restricts the amount of dividends the Company can pay. The revolving facility is secured by the assets of the Company not otherwise encumbered.

Long-term debt consists of the following (in thousands, except repayment explanations):

	January 31,
	2009	2010
Revolving credit facility for $210 million maturing in August 2011	$62,900	$105,498
Unsecured revolving line of credit for $10 million maturing in September 2010	-	-
Promissory notes, due in monthly installments	17	406
Total long-term debt.	62,917	105,904
Less amounts due within one year.	(5)	(155)
Amounts classified as long-term.	$62,912	$105,749

The Company’s revolving credit facility provides it the ability to utilize letters of credit to secure its obligations as the servicer under its QSPE’s asset-backed securitization program, deductibles under the Company’s property and casualty insurance programs and international product purchases, among other acceptable uses. At January 31, 2010, the Company had outstanding letters of credit of $23.7 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $23.7 million as of January 31, 2010.  As of January 31, 2010, the Company had approximately $34.1 million under its revolving credit facility, net of standby letters of credit issued, and $10.0 million under its unsecured bank line of credit immediately available for general corporate purposes.  The Company also had $46.7 million that may become available under its revolving credit facility as it grows the collateral base of eligible customer receivables it retains and its total eligible inventory balances.

Interest expense incurred on notes payable and long-term debt totaled $0.5, $1.4 and $4.9 million for the years ended January 31, 2008, 2009 and 2010, respectively. The Company capitalized borrowing costs of $0.3 million, $0.2 million and $0.1 million during the years ended January 31, 2008, 2009 and 2010, respectively. Aggregate maturities of long-term debt as of January 31 in the year indicated are as follows (in thousands):

2011	$155
2012	105,665
2013	84
2014	-
Total	$105,904

The Company held interest rate swaps with notional amounts totaling $40.0 million as of January 31, 2010, with terms extending through July 2011 for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of its variable-rate debt, based on changes in the benchmark one-month LIBOR interest rate. Changes in the cash flows of the interest rate swaps are expected to exactly offset the changes in cash flows (changes in base interest rate payments) attributable to fluctuations in the LIBOR interest rate.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

For information on the location and amounts of derivative fair values in the financial statements, see the tables presented below (in thousands):

	Fair Values of Derivative Instruments

	Liability Derivatives
	January 31, 2009		January 31, 2010
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as
hedging instruments under
Interest rate contracts	Other liabilities	$-	Other liabilities	$337

Total derivatives designated
as hedging instruments		$-		$337

Amount of
Gain or (Loss)
				Amount of		Location of	Recognized in
				Gain or (Loss)		Gain or (Loss)	Income on
	Amount of		Location of	Reclassified		Recognized in	Derivative
	Gain or (Loss)		Gain or (Loss)	from		Income on	(Ineffective
	Recognized		Reclassified	Accumulated		Derivative	Portion
	in OCI on		from	OCI into		(Ineffective	and Amount
	Derivative		Accumulated	Income		Portion	Excluded from
Derivatives in	(Effective		OCI into	(Effective		and Amount	Effectiveness
Cash Flow	Portion)		Income	Portion)		Excluded from	Testing)
Hedging	Year Ended January 31,		(Effective	Year Ended January 31,		Effectiveness	Year Ended January 31,
Relationships	2009	2010	Portion)	2009	2010	Testing)	2009	2010
Interest Rate			Interest income/			Interest income/
Contracts	$-	$(218)	(expense)	$-	$(308)	(expense)	$-	$-

Total	$-	$(218)		$-	$(308)		$-	$-

5.    Income Taxes

Deferred income taxes reflect the net effects of temporary timing differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets result primarily from differences between financial and tax methods of accounting for income recognition on service contracts and residual interests, capitalization of costs in inventory, amortization of goodwill, deductions for depreciation and doubtful accounts.

The deferred tax assets and liabilities are summarized as follows (in thousands):

	January 31,
	2009	2010
Deferred Tax Assets
Allowance for doubtful accounts and warranty and
insurance cancellations	$2,111	$3,497
Interest in securitized assets	7,352	6,328
Deferred revenue	2,059	2,031
Stock-based compensation	1,654	2,098
Property and equipment	1,153	-
Inventories	802	559
Goodwill	-	946
Straight-line rent accrual	1,960	2,209
Margin tax	845	942
Accrued reserves and other	925	2,146
Total deferred tax assets	18,861	20,756
Deferred Tax Liabilities
Sales tax receivable	(1,241)	(1,416)
Property and equipment	-	(670)
Goodwill	(1,598)	-
Other	(634)	(969)
Total deferred tax liabilities	(3,473)	(3,055)
Net Deferred Tax Asset	$15,388	$17,701

During fiscal year 2009, as a result of the non-cash fair value adjustments that decreased the Company’s Interests in securitized assets, it recorded an increase in current tax expense and a decrease in deferred tax expense of $8.7 million. During fiscal year 2010, as a result of the non-cash fair value adjustments that increased the Company’s Interests in securitized assets, it recorded a decrease in current tax expense and an increase in deferred tax expense of $0.8 million. Also during fiscal year 2010, as a result of the goodwill impairment charge taken during the third quarter, the Company recorded an increase in current tax expense and a decrease in deferred tax expense of $2.5 million.

The significant components of income taxes were as follows (in thousands):

	Year Ended January 31,
	2008	2009	2010

Current:
Federal	$22,264	$26,081	$6,376
State	(8)	1,777	1,123
Total current	22,256	27,858	7,499
Deferred:
Federal	(728)	(11,825)	(1,396)
State	(19)	(200)	78
Total deferred	(747)	(12,025)	(1,318)
Total tax provision	$21,509	$15,833	$6,181

A reconciliation of the statutory tax rate and the effective tax rate for each of the periods presented in the statements of operations is as follows:

	Year Ended January 31,
	2008	2009	2010

U.S. Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.0	2.5	6.5
Non-deductible entertainment,
non-deductible stock-based compensation,
non-deductible goodwill impairment,
tax-free interest income and other	0.1	0.6	3.0
Effective tax rate	35.1%	38.1%	44.5%

Income taxes were impacted during the years ended January 31, 2009 and 2010, by the replacement of the existing franchise tax in Texas with a taxed based on margin. Taxable margin is generally defined as total federal tax revenues minus the greater of (a) cost of goods sold or (b) compensation. The tax rate to be paid by retailer and wholesalers is 0.5% on taxable margin. The increase in the effective rate on permanent differences and other shown above is a function of those line items increasing in absolute dollars in the year ended January 31, 2010, while the Company’s pre-tax income declined. During the fourth quarter of the fiscal year ended January 31, 2010, the Company recorded a tax benefit related to litigation costs that had been accrued in prior quarters of the fiscal year ended January 31, 2010. The resulting impact was approximately a $1.6 million benefit to the provision for income taxes.

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

The following is a schedule of future minimum base rental payments required under the operating leases that have initial non-cancelable lease terms in excess of one year (in thousands):

	Third	Related
Year Ended January 31,	Party	Party	Total
2011	$23,431	$207	$23,638
2012	23,097	-	23,097
2013	20,138	-	20,138
2014	18,666	-	18,666
2015	16,443	-	16,443
Thereafter	55,648	-	55,648
Total	$157,423	$207	$157,630

Total lease expense was approximately $19.3 million, $22.6 million and $23.9 million for the years ended January 31, 2008, 2009 and 2010, respectively, including approximately $0.2 million, $0.2 million and $0.2 million paid to related parties, respectively.

Certain of our leases are subject to scheduled minimum rent increases or escalation provisions, the cost of which is recognized on a straight-line basis over the minimum lease term. Tenant improvement allowances, when granted by the lessor, are deferred and amortized as contra-lease expense over the term of the lease.

7.    Share-Based Compensation

The Company has an Incentive Stock Option Plan and a Non-Employee Director Stock Option Plan to provide for grants of stock options to various officers, employees and directors, as applicable, at prices equal to the market value on the date of the grant. The options vest over one to five year periods (depending on the grant) and expire ten years after the date of grant. The shares available under the Incentive Stock Option Plan are 3,859,767 and the shares available under the Non-Employee Director Stock Option Plan are 600,000. On June 2, 2009, the Company issued seven non-employee directors 70,000 total options to acquire the Company’s stock at $16.93 per share.  At January 31, 2010, the Company had 120,000 options available for grant under the Non-Employee Director Stock Option Plan.

The Company’s Employee Stock Purchase Plan is available to a majority of the employees of the Company and its subsidiaries, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the years ended January 31, 2008, 2009 and 2010, the Company issued 13,316, 21,774 and 27,110 shares of common stock, respectively, to employees participating in the plan, leaving 1,174,005 shares remaining reserved for future issuance under the plan as of January 31, 2010.

A summary of the Company’s Incentive Stock Option Plan activity during the year ended January 31, 2010 is presented below (shares in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (in years)	Value

Outstanding, beginning of year	1,984	$16.02
Granted	453	6.38
Exercised	-	-
Forfeited	(74)	(13.49)
Outstanding, end of year	2,363	$14.26	6.6	$0.00
Exercisable, end of year	1,331	$17.10	4.8	$0.00

During the years ended January 31, 2008, 2009 and 2010, the Company recognized total compensation cost for share-based compensation of approximately $2.7 million, $3.2 million and $2.4 million, respectively, and recognized tax benefits related to that compensation cost of approximately $0.5 million, $0.7 million, and $0.4 million, respectively.

The assumptions used in stock pricing model and valuation information for the years ended January 31, 2008, 2009 and 2010 are as follows:
	Year Ended January 31,
	2008	2009	2010
Weighted average risk free interest rate	3.6%	2.5%	2.8%
Weighted average expected lives in years	6.4	6.4	6.5
Weighted average volatility	45.0%	50.0%	59.4%
Expected dividends	-	-	-
Weighted average grant date fair value of options granted during the period	$ 9.94	$ 3.33	$ 3.77
Weighted average fair value of options vested during the period (1)	$ 8.17	$ 9.13	$ 7.59
Total fair value of options vesting during the period (1)	$2.3 million	$2.4 million	$2.2 million
Intrinsic value of options exercised during the period	$3.1 million	$0.2 million	$0.0 million
(1) Does not include pre-IPO options that were valued using the minimum value option-pricing method.

The Company has used a shortcut method to compute the weighted average expected life for the stock options granted in the years ended January 31, 2009 and 2010. The shortcut method is an average based on the vesting period and the contractual term. The Company uses the shortcut method due to the lack of adequate historical experience or other comparable information. The weighted average volatility for the years ended January 31, 2009 and 2010 was calculated using the Company’s historical volatility. As of January 31, 2010, the total compensation cost related to non-vested awards not yet recognized totaled $5.7 million and is expected to be recognized over a weighted average period of 3.3 years.

8.    Significant Vendors

As shown in the table below, a significant portion of the Company’s merchandise purchases for years ended January 31, 2008, 2009 and 2010 were made from six vendors:

	Year Ended January 31,
Vendor	2008	2009	2010

A	13.0%	19.3%	12.6%
B	13.1	11.5	10.7
C	7.5	9.9	10.2
D	5.9	9.6	9.3
E	9.1	6.6	8.9
F	5.8	6.4	6.6
Totals	54.4%	63.3%	58.3%

9.    Related Party Transactions

The Company leases one of its stores from Thomas J. Frank, Jr.  Mr. Frank served as the Company’s Chief Executive Officer and Chairman of the Board until June, 2009. The terms of the lease were entered into prior to becoming a publicly held company. The lease provides for base monthly rental payments of $17,235 plus escrows for taxes, insurance and common area maintenance expenses of increasing monthly amounts based on expenditures by the management company operating the shopping center of which this store is a part through January 31, 2011. We also have an option to renew the lease for two additional five-year terms. Mr. Frank received total payments under this lease of $206,820 in fiscal 2008, 2009 and 2010, respectively. Based on market lease rates for comparable retail space in the area, we believe that the terms of this lease are no less favorable to us than we could have obtained in an arms’ length transaction at the date of the lease commencement.

The Company engaged the services of Direct Marketing Solutions, Inc. (DMS), for a substantial portion of its direct mail advertising.  DMS, Inc. is partially owned (less than 50%) by SF Holding Corp., members of the Stephens family, Jon E. M. Jacoby, and Douglas H. Martin. SF Holding Corp. and the members of the Stephens family are significant shareholders of the Company, and Messrs. Jacoby and Martin are members of the Company’s Board of Directors. The fees the Company paid to DMS during the fiscal years ended 2008, 2009 and 2010, amounted to approximately $2.5 million, $4.0 million and $2.4 million, respectively.

10.    Benefit Plans

The Company has established a defined contribution 401(k) plan for eligible employees who are at least 21 years old and have completed at least one-year of service.  Employees may contribute up to 20% of their eligible pretax compensation to the plan.  Historically, the Company has matched 100% of the first 3% of the employees’ contributions and 50% of the next 2% of the employees’ contributions. Effective November 1, 2009, the Company changed its matching contribution to match only 100% of the first 3% of employees’ contributions. At its option, the Company may make supplemental contributions to the Plan, but has not made such contributions in the past three years. The matching contributions made by the Company totaled $2.1, $1.8 and $1.3 million during the years ended January 31, 2008, 2009 and 2010, respectively.

11.    Contingencies

Legal Proceedings. On November 24, 2009, the Company settled litigation filed against it on May 28, 2009, by the Texas Attorney General in the Texas State District Court of Harris County, Texas, alleging that the Company engaged in unlawful and deceptive practices in violation of the Texas Deceptive Trade Practices-Consumer Protection Act. Under the terms of the settlement with the Texas Attorney General, it did not admit and continues to deny any wrongdoing. As part of the settlement agreement, the Company made two cash payments, one in the amount of $2.5 million on December 17, 2009 and a second payment in the amount of $2.0 million made on February 18, 2010, both to the Texas Attorney General for distribution to consumers as restitution for claims the customers have. The Company also paid $250,000 to the Texas Attorney General in attorney’s fees, and agreed to and did donate $100,000 to the University of Houston Law Center for use in its consumer protection programs. This settlement caps the Company’s financial exposure under this litigation, in connection with the all of the allegations contained in the suit. These costs are included in Selling, general and administrative costs in the statement of operations for the year ended January 31, 2010.

The Company is also involved in routine litigation and claims incidental to its business from time to time, and, as required, has accrued its estimate of the probable costs for the resolution of these matters. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact the Company’s estimate of reserves for litigation. As of January 31, 2010, the Company has recorded approximately $2.0 million in litigation reserves, inclusive of the Attorney General settlement, that reflect its best estimate of what it expects will be required to settle outstanding litigation.

Insurance. Because of its inventory, vehicle fleet and general operations, the Company has purchased insurance covering a broad variety of potential risks. The Company purchases insurance policies covering general liability, workers compensation, real property, inventory and employment practices liability, among others. Additionally, the Company has umbrella policies with an aggregate limit of $50.0 million. The Company has retained a portion of the risk under these policies and its group health insurance program. See additional discussion under Note 1. The Company has a $1.7 million letter of credit outstanding supporting its obligations under the property and casualty portion of its insurance program.

Repair Service Agreement Obligations. The Company sells repair service agreements under which it is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sales and recorded in revenues in the statement of operations over the life of the agreements. The amounts deferred are reflected on the face of the consolidated balance sheet in Deferred revenues and allowances, see also Note 1 for additional discussion.

12.    Recently Issued Accounting Pronouncements

In June 2009, the FASB issued revised authoritative guidance to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. After the effective date, the concept of a qualifying special-purpose entity will no longer be relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. The new FASB-issued authoritative guidance is effective for the Company beginning February 1, 2010.

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

The Company has determined that it qualifies as the primary beneficiary of its QSPE and will be required to adopt the provisions of the new guidance effective February 1, 2010, which will result in the Company’s QSPE, which is currently recorded off-balance sheet, being consolidated in the Company’s balance sheet and the Company’s statements of operations, stockholders’ equity and cash flows. The following pro forma tables represent management’s estimate of the impact of the application of the abovementioned recently issued accounting pronouncements if such accounting pronouncements had been adopted effective February 1, 2007 (in thousands):

	January 31,	January 31,
	2009	2010

Current assets
Cash and cash equivalents	$11,909	$12,247
Customer and other accounts receivable, net	457,698	455,179
Inventories	95,971	63,499
Other current assets	20,153	31,276
Total current assets	585,731	562,201
Long-term customer accounts receivable, net	286,462	255,063
Total property and equipment, net	62,550	59,703
Other long-term assets, net	22,840	15,697
Total assets	$957,583	$892,664

Current Liabilities
Notes payable and current portion of long-term debt	$92,505	$64,055
Accounts payable	57,809	39,944
Other current liabilities	54,835	54,643
Total current liabilities	205,149	158,642
Long-term debt	412,912	388,249
Other long-term liabilities	6,738	6,437
Total stockholders' equity	332,784	339,336
Total liabilities and stockholders' equity	$957,583	$892,664

The pro forma tables as of January 31, 2009 and 2010 presented above reflects the following significant adjustments:

•
Addition of approximately $632.5 million and $515.0 million, respectively, in securitized accounts receivables and the related debt of approximately $442.5 million and $346.4 million, respectively, issued by the Company’s QSPE. Approximately $92.5 million and $63.9 million, respectively, of the debt at January 31, 2009 and 2010 was classified as current in nature;

•	Elimination of approximately $176.5 million and $157.7 million respectively, of the Company’s interests in the securitized assets of the QSPE previously recorded by the Company at fair value.

•	Addition of approximately $23.0 million and $25.9 million, respectively, in allowance for loan losses for the addition of newly consolidated accounts receivables described above; and

•
Addition of net deferred tax assets of approximately $0.9 million and $3.0 million, respectively, largely related to the additional allowance for loan losses on the newly consolidated accounts receivables and elimination of the cumulative fair value adjustment to the Company’s interest in securitized receivables.

	Twelve Months Ended January 31,

	2008	2009	2010

Revenues
Total net sales	$730,992	$805,049	$722,788
Finance charges and other	139,538	154,493	152,797

Total revenues	870,530	959,542	875,585

Cost and expenses
Cost of goods and parts sold, including warehousing
and occupancy costs	517,166	590,061	544,700
Selling, general and administrative expense	245,760	254,172	255,942
Goodwill impairment	-	-	9,617
Provision for bad debts	19,465	27,953	36,844

Total cost and expenses	782,391	872,186	847,103

Operating income	88,139	87,356	28,482
Interest expense, net and other	23,896	23,714	20,448

Income before income taxes	64,243	63,642	8,034

Provision for income taxes	22,576	23,624	4,111

Net income	$41,667	$40,018	$3,923

The pro forma tables for the twelve months ended January 31, 2008, 2009 and 2010 presented above reflect the following significant adjustments:

•
Elimination of increases (decreases) in fair value related to the Company’s interest in the securitized assets of the QSPE of approximately $(4.8) million, $(24.5) million and $2.6 million, respectively;

•	Addition of approximately $116.3 million, $123.2 million and $99.4 million, respectively of interest income and other fees earned on the QSPE’s securitized receivables;

•	Elimination of approximately $74.7 million, $78.8 million and $57.5 million, respectively, in securitization income between the Company and the QSPE;

•	Addition of $17.6 million, $23.7 million and $27.8 million in provisions for bad debts, respectively, related to the QSPE’s securitized receivables;

•	Addition of approximately $25.8 million, $23.0 million and $17.0 million, respectively, in borrowing costs related to debt issued by the QSPE; and

•
Addition of provision (benefit) for income taxes of $1.1 million, $7.8 million and $(2.1) million, respectively, primarily related to the impact on Income before income taxes of establishing the allowance for loan losses on the QSPE’s receivables and the elimination of the fair value adjustments on the Company’s interest in the securitized assets of the QSPE.

After adoption, our results of operations will no longer reflect securitization income, but will instead report interest income, net charge-offs and certain other income associated with all securitized receivables and interest expense associated with debt issued from the QSPE to third parties in the same line items in our results of operations as non-securitized receivables and Company debt.

13. Subsequent Events

As a result of the declines in our profitability beginning in the quarter ended October 31, 2009, due to the slowdown in the economic conditions in the Company’s markets, it determined that there was a reasonable likelihood that it would trigger the default provisions of its credit facilities. Based on that expectation, the Company began working with its and its QSPE’s lenders to amend the covenants in the credit facilities. The Company completed the necessary amendments in February and March, 2010. The Company and its QSPE amended the covenants, among other terms, in their credit facilities. The revised covenant calculations include the operating results and assets and liabilities of the Company and the Company’s QSPE, effective January 31, 2010, for all financial covenant calculations. The completed agreements resulted in both following changes:

•
Fixed charge coverage ratio requirement reduced to 1.1 to 1.0 for the twelve month periods ended January 31, 2010, and April 30, 2010, before returning to a requirement of 1.3 to 1.0 beginning with the quarter ending July 31, 2010,

•
The leverage ratio was replaced with a maximum total liabilities to tangible net worth requirement, beginning as of January 31, 2010, with a required maximum of 2.00 to 1.00 at January 31, 2010, declining to 1.75 to 1.00 as of July 31, 2010 and then to 1.50 to 1.00 as of April 30, 2011 and each fiscal quarter thereafter,

•	The interest rate on our revolving credit facility increased by 100 basis points to LIBOR plus a spread ranging from 325 basis points to 375 basis points,
•
We will be required to pay a fee, as servicer of the QSPE’s receivables, equal to the following rates multiplied times the total available borrowing commitment under the QSPE’s revolving credit facility on the dates shown:

o	50 basis points on May 1, 2010,
o	100 basis points on August 1, 2010,
o	110 basis points on November 1, 2010,
o	115 basis points on February 1, 2011,
o	115 basis point on May 1, 2011, and
o	123 basis points on August 1, 2011,
•	The total available commitments under the QSPE’s revolving credit facility will be reduced from the current level of $200 million to $170 million in April 2010 and then to $130 million in April 2011,
•	The Company will use the proceeds from any capital raising activity to further reduce the commitments and debt outstanding under the QSPE’s debt facilities,
•	The maturity date on the QSPE’s revolving credit facility was reduced from September 2012 to August 2011, and
•	The Company may be required to complete certain additional tasks as servicer of the QSPE’s receivables, so long as commitments remain outstanding under the QSPE’s revolving credit facility.

We expect, based on current facts and circumstances, that we will be in compliance with the above covenants through fiscal 2011.

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

Management’s Report on Internal Control over Financial Reporting

Please refer to Management’s Report on Internal Control over Financial Reporting under Item 8 of this report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred in the quarter ended January 31, 2010, which have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION

Adoption of Bonus Program and Other Compensation Changes

On March 25, 2010, the Compensation Committee of our Board of Directors adopted a cash bonus program for our 2011 fiscal year. Our named executive officers, as well as certain other executive officers and certain employees, are eligible to participate in the 2011 bonus program. Below is a description of the 2011 bonus program, as adopted by our Compensation Committee.

The purpose of the 2011 bonus program is to promote the interests of the Company and its stockholders by providing key employees with financial rewards upon achievement of specified business objectives, as well as help us attract and retain key employees by providing attractive compensation opportunities linked to performance results.

The Compensation Committee established four bonus levels for its 2011 bonus program:
Level 1, Level 2, Level 3 and Level 4. Each of the levels represents the attainment by us of certain operating pre-tax profit targets established by the Compensation Committee (each, a "Profit Goal"). If we do not achieve the Level 1 Profit Goal, each named executive officer, other executive officer or employee awarded a bonus pursuant to the 2011 bonus program will receive a pro-rata portion of the Level 1 Profit Goal, determined by the actual pre-tax profit as a percentage of the Level 1 Profit Level.

The bonuses that may become distributable based upon our achievement of the Level 1 through Level 4 Profit Goals will be distributed by our Chief Executive Officer with approval from the Compensation Committee.

Our named executive officers, including our Chief Executive Officer, certain other executive officers and certain employees may receive a bonus under the 2011 bonus program that varies based upon our achievement of the Level 1 through Level 4 Profit Goals. The Level 1 bonus amount for each Participant was established based upon the Compensation Committee's independent evaluation of his or her relative effect on the Company's performance. The Level 2 bonus is generally 30.6% greater than the Level 1 bonus, the Level 3 bonus is 64.3% greater than the Level 1 bonus, and the Level 4 bonus is 100% greater than the Level 1 bonus. Additionally, for fiscal 2011, bonus calculations for certain of our executive officers will be calculated in part based upon the performance of their respective divisional responsibilities.

In addition, we established a contingency bonus pool under the 2011 bonus program that varies based upon our achievement of the Level 1 through Level 4 Profit Goals and additional funds which may accrue for exceptional performance beyond the Level 4 Profit Goal. The contingency bonus pool will be distributed at the discretion of our Chairman and Chief Executive Officer with prior approval from the Compensation Committee.

Payment of bonuses (if any) is normally made in February after the end of the performance period during which the bonuses were earned. Except for certain executive officers who have executive employment agreements, in order to be eligible for a bonus under the 2011 bonus program, eligible participants must be employed through the end of fiscal year ending January 31, 2011. Those executive officers who have executive employment agreements with us are entitled to, under certain situations, a pro-rata bonus if they resign or are terminated prior to the completion of the fiscal year ended January 31, 2011.

Bonuses normally will be paid in cash in a single lump sum, subject to payroll taxes and tax withholdings.

PART III

The information required by Items 10 through 14 is included in our definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

CROSS REFERENCE TO ITEMS 10-14 LOCATED IN THE PROXY STATEMENT

	Item	Caption in the Conn’s, Inc. 2010 Proxy Statement
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	BOARD OF DIRECTORS; EXECUTIVE OFFICERS; CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION	COMPENSATION DISCUSSION AND ANALYSIS

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	STOCK OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:

(1)	The financial statements listed in response to Item 8 of this report are as follows:

Consolidated Balance Sheets as of January 31, 2009 and 2010

Consolidated Statements of Operations for the Years Ended January 31, 2008, 2009 and 2010

Consolidated Statements of Stockholders’ Equity for the Years Ended January 31, 2008, 2009 and 2010

Consolidated Statements of Cash Flows for the Years Ended January 31, 2008, 2009 and 2010

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

CONN'S, INC.
(Registrant)
/s/ Timothy L. Frank
Date: March 25, 2010	Timothy L. Frank
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive Officer
/s/ Timothy L. Frank	and President
Timothy L. Frank	(Principal Executive Officer)	March 25, 2010

Chief Financial Officer
/s/ Michael J. Poppe	(Principal Financial and Accounting Officer)
Michael J. Poppe		March 25, 2010

/s/ Marvin D. Brailsford
Marvin D. Brailsford	Director	March 25, 2010

/s/ Timothy L. Frank
Timothy L. Frank	Director	March 25, 2010

/s/ Jon E. M. Jacoby
Jon E. M. Jacoby	Director	March 25, 2010

/s/ Bob L. Martin
Bob L. Martin	Director	March 25, 2010

/s/ Douglas H. Martin
Douglas H. Martin	Director	March 25, 2010

/s/ Dr. William C. Nylin, Jr.
Dr. William C. Nylin, Jr.	Chairman of the Board	March 25, 2010

/s/ Scott L. Thompson
Scott L. Thompson	Director	March 25, 2010

/s/ William T. Trawick
William T. Trawick	Director	March 25, 2010

/s/ Theodore M. Wright
Theodore M. Wright	Director	March 25, 2010

EXHIBIT INDEX

Exhibit Number	Description

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

10.9.2
First Amendment to Loan and Security Agreement dated August 14, 2008, by and among Conn’s, Inc. and the Borrowers thereunder, the Lenders party thereto, Bank of America, N.A, a national banking association, as Administrative Agent and Joint Book Runner for the Lenders, referred to as Agent, JPMorgan Chase Bank, National Association, as Syndication Agent and Joint Book Runner for the Lenders, and Capital One, N.A., as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 to Conn’s Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on February 12, 2010).

10.9.3
Second Amendment to Loan and Security Agreement dated August 14, 2008, by and among Conn’s, Inc. and the Borrowers thereunder, the Lenders party thereto, Bank of America, N.A, a national banking association, as Administrative Agent and Joint Book Runner for the Lenders, referred to as Agent, JPMorgan Chase Bank, National Association, as Syndication Agent and Joint Book Runner for the Lenders, and Capital One, N.A., as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 to Conn’s Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on March 4, 2010).

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

10.12.1.1	Supplement No. 2 to Amended and Restated Series 2002-A Supplement dated August 14, 2008, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.2 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on March 16, 2010).

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

10.12.6
Amendment No. 3 to Second Amended and Restated Note Purchase Agreement dated August 10, 2009 by and between Conn Funding II. L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.2 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on February 12, 2010).

10.12.7
Amendment No. 4 to Second Amended and Restated Note Purchase Agreement dated August 10, 2009 by and between Conn Funding II. L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.2 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on March 4, 2010).

10.12.8
Amendment No. 5 to Second Amended and Restated Note Purchase Agreement dated August 10, 2009 by and between Conn Funding II. L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on March 12, 2010).

10.12.9
Amendment No. 6 to Second Amended and Restated Note Purchase Agreement dated August 10, 2009 by and between Conn Funding II. L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on March 16, 2010).

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

10.14
Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.15 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).t

10.14.1
First Amendment to Executive Employment Agreement between Conn’s, Inc. and Thomas J. Frank, Sr., Approved by the stockholders May 26, 2005 (incorporated herein by reference to Exhibit 10.15.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2005 (file No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2005).t

10.14.2
Executive Retirement Agreement between Conn’s, Inc. and Thomas J. Frank, Sr., approved by the Board of Directors June 2, 2009 (incorporated herein by reference to Exhibit 10.14.2 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2009 (file No. 000-50421) as filed with the Securities and Exchange Commission on June 4, 2009).t

10.14.3
Non-Executive Employment Agreement between Conn’s, Inc. and Thomas J. Frank, Sr., approved by the Board of Directors June 19, 2009 (incorporated herein by reference to Exhibit 10.14.1 to Conn’s, Inc.  Form 10-Q for the quarterly period ended July 31, 2009 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 27, 2009).t

10.15
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

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

99.6
Subcertification of Chairman of the Board, President – Retail Division, President – Credit Division, Treasurer and Secretary in support of Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

t	Management contract or compensatory plan or arrangement.