Form 10-K/A
period 2010-01-31
CONNS INC
filed 2010-04-12
CIK 1223389

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

There were 22,457,486 shares of common stock, $0.01 par value per share, outstanding on July 31,  2009 .

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2010 (incorporated herein by reference in Part III).

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended January 31, 2010, originally filed on March 25, 2010, to correct an error on the cover page. When reporting our outstanding shares of common stock, the date and shares were inadvertently reported as outstanding for July 31, 2010. The correct date is July 31, 2009, and the sentence should have read:  There were 22,457,486 shares of common stock, $0.01 per share, outstanding at July 31, 2009. The cover page on this Form 10-K/A has been corrected.

Additionally, we are correcting information on page 14 of Item 1 in the document. On page 14, the percent of retail sales financed for our credit portfolios in the years ended January 31, 2008, 2009 and 2010 were all corrected to reflect the proper percentages.

This amendment to the original Form 10-K amends and restates only the information stated above. We have not updated any disclosures in this amendment to speak as of a later date than the original filing. All information contained in this amendment and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission.

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

The following tables present, for comparison purposes, information regarding our two credit portfolios.

	Primary Portfolio (1)
	Year Ended January 31,
	2008	2009	2010
	(total outstanding balance in thousands)
Total outstanding balance (period end)	$511,586	$589,922	$597,360
Average outstanding customer balance	$1,287	$1,403	$1,339
Number of active accounts (period end)	397,606	420,585	446,203
Weighted average credit score of outstanding balances	605	603	600
Total applications processed (2)	823,627	850,538	802,765
Percent of retail sales financed	52.9%	52.7%	52.1%
Weighted average origination credit score of sales financed	634	633	632
Total applications approved	49.8%	50.0%	51.1%
Average down payment	7.4%	5.9%	5.2%
Average interest spread (3)	12.9%	12.4%	13.4%

	Secondary Portfolio (1)
	Year Ended January 31,
	2008	2009	2010
	(total outstanding balance in thousands)
Total outstanding balance (period end)	$143,281	$163,591	$138,681
Average outstanding customer balance	$1,264	$1,394	$1,319
Number of active accounts (period end)	113,316	117,372	105,109
Weighted average credit score of outstanding balances	521	521	526
Total applications processed (2)	400,592	386,126	351,613
Percent of retail sales financed	9.3%	9.9%	6.0%
Weighted average origination credit score of sales financed	537	533	550
Total applications approved	29.8%	29.4%	20.2%
Average down payment	24.6%	20.5%	21.2%
Average interest spread (3)	14.0%	13.7%	12.8%

	Combined Portfolio (1)
	Year Ended January 31,
	2008	2009	2010
	(total outstanding balance in thousands)
Total outstanding balance (period end)	$654,867	$753,513	$736,041
Average outstanding customer balance	$1,282	$1,401	$1,335
Number of active accounts (period end)	510,922	537,957	551,312
Weighted average credit score of outstanding balances	587	585	586
Total applications processed (2)	1,224,219	1,236,664	1,154,378
Percent of retail sales financed	62.2%	62.6%	58.1%
Weighted average origination credit score of sales financed	614	612	620
Total applications approved	45.3%	45.7%	45.9%
Average down payment	10.1%	8.2%	7.6%
Average interest spread (3)	13.2%	12.7%	13.3%
___________________________

(1)	The Portfolios consist of owned and sold receivables.
(2)	Unapproved and not declined credit applications in the primary portfolio are automatically referred to the secondary portfolio.
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

CONN'S, INC.
(Registrant)
/s/ Timothy L. Frank
Date: April 12, 2010	Timothy L. Frank
Chief Executive Officer and President

EXHIBIT INDEX

Exhibit Number	Description

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