Form 10-Q
period 2010-04-30
CONNS INC
filed 2010-05-27
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010	Commission File Number 000-50421

CONN'S, INC.
(Exact name of registrant as specified in its charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]  No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 24, 2010:

Class	Outstanding
Common stock, $.01 par value per share	22,480,848

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Conn's, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

Assets	January 31, 2010	April 30, 2010
	(As adjusted see Note 1)	(unaudited)
Cash and cash equivalents	$12,247	$5,708
(includes balances of VIE of $104 and $107, respectively)
Other accounts receivable, net of allowance of $50 and $52, respectively	23,254	30,291
Customer accounts receivable, net of allowance of $19,204 and $18,087 respectively	368,304	353,551
(includes balances of VIE of $279,948 and $262,403, respectively)
Inventories	63,499	88,901
Deferred income taxes	15,237	14,826
Federal income taxes recoverable	8,148	-
Prepaid expenses and other assets	8,050	6,628
Total current assets	498,739	499,905
Long-term portion of customer accounts receivable, net of
allowance of $16,598 and $15,454, respectively	318,341	302,070
(includes balances of VIE of $241,971 and $224,193, respectively)
Property and equipment
Land	7,682	7,490
Buildings	10,480	10,378
Equipment and fixtures	23,797	23,826
Transportation equipment	1,795	1,684
Leasehold improvements	91,299	91,320
Subtotal	135,053	134,698
Less accumulated depreciation	(75,350)	(78,335)
Total property and equipment, net	59,703	56,363
Non-current deferred income tax asset	5,485	6,404
Other assets, net (includes balances of VIE of $7,106 and $7,886, respectively)	10,198	12,287
Total assets	$892,466	$877,029

Liabilities and Stockholders' Equity

Current liabilities
Current portion of long-term debt	$64,055	$100,162
(includes balances of VIE of $63,900 and $100,000, respectively)
Accounts payable	39,944	55,238
Accrued compensation and related expenses	5,697	5,049
Accrued expenses	31,685	24,181
Income taxes payable	2,640	7,941
Deferred revenues and allowances	14,596	13,353
Total current liabilities	158,617	205,924
Long-term debt	388,249	319,611
(includes balances of VIE of $282,500 and $220,000, respectively)
Other long-term liabilities	5,195	4,995
Fair value of interest rate swaps	337	251
Deferred gains on sales of property	905	874
Stockholders' equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value, 40,000,000 shares authorized;
24,194,555 and 24,204,053 shares issued at January 31, 2010 and April 30, 2010, respectively)	242	242
Additional paid-in capital	106,226	106,835
Accumulated other comprehensive loss	(218)	(163)
Retained earnings	269,984	275,531
Treasury stock, at cost, 1,723,205 shares	(37,071)	(37,071)
Total stockholders' equity	339,163	345,374
Total liabilities and stockholders' equity	$892,466	$877,029

See notes to consolidated financial statements.

Conn's, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except earnings per share)

	Three Months Ended April 30,
	2009	2010
Revenues	(As adjusted see Note 1)
Product sales	$184,817	$150,365
Repair service agreement commissions, net	9,790	7,917
Service revenues	5,544	4,757
Total net sales	200,151	163,039
Finance charges and other	39,700	34,480
Total revenues	239,851	197,519

Cost and expenses
Cost of goods sold, including warehousing
and occupancy costs	145,870	114,157
Cost of parts sold, including warehousing
and occupancy costs	2,587	2,372
Selling, general and administrative expense	62,738	60,743
Provision for bad debts	5,644	6,274
Total cost and expenses	216,839	183,546
Operating income	23,012	13,973
Interest expense, net	5,004	4,785
Other (income) expense, net	(8)	171
Income before income taxes	18,016	9,017
Provision for income taxes	6,660	3,470
Net income	$11,356	$5,547

Earnings per share
Basic	$0.51	$0.25
Diluted	$0.50	$0.25
Average common shares outstanding
Basic	22,447	22,475
Diluted	22,689	22,477

See notes to consolidated financial statements.

Conn's, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Three Months Ended April 30, 2009
(unaudited)
(in thousands, except descriptive shares)

				Other
			Additional	Compre-
	Common Stock		Paid-in	hensive	Retained	Treasury
	Shares	Amount	Capital	Loss	Earnings	Stock	Total

Balance January 31, 2010	24,194	$242	$106,226	$(218)	$269,984	$(37,071)	$339,163
(As adjusted, see Note 1)

Issuance of shares of common
stock under Employee
Stock Purchase Plan	10	-	48				48
Stock-based compensation			561				561
Net income					5,547		5,547

Adjustment of fair value of
interest rate swaps
net of tax of $31				55			55
Other comprehensive income				55			55
Total comprehensive income							5,602
Balance April 30, 2010	24,204	$242	$106,835	$(163)	$275,531	$(37,071)	$345,374

See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Three Months Ended April 30,
	2009	2010
	(As adjusted
Cash flows from operating activities	see Note 1)
Net income	$11,356	$5,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,291	3,352
Amortization, net	110	766
Provision for bad debts	5,644	6,274
Stock-based compensation	630	561
Discounts and accretion on promotional credit	(804)	(766)
Provision for deferred income taxes	(946)	(192)
(Gains) losses on sales of property and equipment	(8)	171
Changes in operating assets and liabilities:
Customer accounts receivable	12,731	25,521
Other accounts receivable	13,812	(7,037)
Inventory	4,992	(25,402)
Prepaid expenses and other assets	178	1,392
Accounts payable	(1,003)	15,294
Accrued expenses	(4,155)	(8,152)
Income taxes payable	3,309	13,132
Deferred revenue and allowances	(405)	(1,242)
Net cash provided by operating activities	48,732	29,219
Cash flows from investing activities
Purchases of property and equipment	(3,800)	(390)
Proceeds from sales of property	19	204
Net cash used in investing activities	(3,781)	(186)
Cash flows from financing activities
Proceeds from stock issued under employee benefit plans	59	48
Borrowings under lines of credit	82,933	61,013
Payments on lines of credit	(132,633)	(93,511)
Increase in deferred financing costs	(154)	(3,089)
Payment of promissory notes	(1)	(33)
Net cash used in financing activities	(49,796)	(35,572)
Net change in cash	(4,845)	(6,539)
Cash and cash equivalents
Beginning of the year	11,909	12,247
End of period	$7,064	$5,708

See notes to consolidated financial statements.

Conn’s , Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
April 30, 2010

1.  Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise described herein.  Operating results for the three month period ended April 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2011.  The financial statements should be read in conjunction with the Company’s (as defined below) audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A filed on April 12, 2010.

The Company’s balance sheet at January 31, 2010, has been derived from the audited financial statements at that date, revised for the retrospective application of the new accounting principles discussed below, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete financial presentation.  Please see the Company’s Form 10-K/A for the fiscal year ended January 31, 2010, for a complete presentation of the audited financial statements at that date, together with all required footnotes, and for a complete presentation and explanation of the components and presentations of the financial statements.

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

Adoption of New Accounting Principles.  The Company enters into securitization transactions to transfer eligible retail installment and revolving customer receivables and retains servicing responsibilities and subordinated interests. Additionally, the Company transfers the eligible customer receivables to a bankruptcy-remote variable interest entity (VIE). In June 2009, the FASB issued revised authoritative guidance to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about:

-	a transfer of financial assets;
-	the effects of a transfer on its financial position, financial performance, and cash flows; and
-	a transferor’s continuing involvement, if any, in transferred financial assets;
and,

-
 Improvements in financial reporting by companies involved with variable interest entities to provide more relevant and reliable information to users of financial statements by requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a)	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and
b)
The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

After the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. The new FASB-issued authoritative guidance was effective for the Company beginning February 1, 2010.

The Company determined that it qualifies as the primary beneficiary of its VIE based on the following considerations:

-	The Company directs the activities that generate the customer receivables that are transferred to the VIE,
-	The Company directs the servicing activities related the collection of the customer receivables transferred to the VIE,
-	The Company absorbs all losses incurred by the VIE to the extent of its residual interest in the customer receivables held by the VIE before any other investors incur losses, and
-	The Company has the rights to receive all benefits generated by the VIE after paying the contractual amounts due to the other investors.

As a result, the Company’s adoption of the provisions of the new guidance, effective February 1, 2010, resulted in the Company’s VIE, which is engaged in customer receivable financing and securitization, being consolidated in the Company’s balance sheet and the Company’s statements of operations, stockholders’ equity and cash flows. Previously, the operations of the VIE were reported off-balance sheet. The Company has elected to apply the provisions of this new guidance by retrospectively restating prior period financial statements to give effect to the consolidation of the VIE, presenting the balances at their carrying value as if they had always been carried on its balance sheet. The retrospective application impacted the comparative prior period financial statements as follows:

-	For the three months ended April 30, 2009, Income before income taxes was reduced by approximately $0.3 million.
-	For the three months ended April 30, 2009, Net income was reduced by approximately $0.2 million.
-	For the three months ended April 30, 2009, Basic earnings per share was unchanged.
-	For the three months ended April 30, 2009, Diluted earnings per share was reduced by $0.01.
-	For the three months ended April 30, 2009, Cash flows from operating activities was increased by approximately $46.5 million.
-	For the three months ended April 30, 2009, Cash flows from financing activities was reduced by approximately $46.5 million.
-	As of January 31, 2010, Working capital increased approximately $25.4 million;
-
 As of January 31, 2010, Customer accounts receivable, net, were increased approximately $488.5 million, Net deferred tax assets were increased approximately $3.0 million and Other assets were increased approximately $7.1 million;

-	As of January 31, 2010, Interests in the securitized assets of its VIE of approximately $157.7 million was eliminated;
-	As of January 31, 2010, current and long-term debt were increased approximately $63.9 million and $282.5 million, respectively; and
-	As of January 31, 2010, Retained earnings was decreased approximately $5.2 million.

Principles of Consolidation. The consolidated financial statements include the accounts of Conn’s, Inc. and all of its wholly-owned subsidiaries (the Company), including the Company’s VIE. The liabilities of the VIE and the assets specifically collateralizing those obligations are not available for the general use of the Company and have been parenthetically presented on the face of the Company’s balance sheet. All material intercompany transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments.    The fair value of cash and cash equivalents, receivables and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of the Company’s long-term debt approximates its carrying amount based on the fact that the agreements were recently amended and the cost of the borrowings was revised to reflect current market conditions. The estimated fair value of the VIE’s $150 million 2006 Series A notes medium term notes was approximately $141 million and $139 million as of April 30, 2010 and January 31, 2010, respectively, based on its estimate of the rates available at these dates, for instruments with similar terms and maturities. The Company’s interest rate swaps are presented on the balance sheet at fair value.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Earnings Per Share. The Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any stock options granted, as calculated under the treasury-stock method. The weighted average number of anti-dilutive stock options not included in calculating diluted EPS was 1.5 million and 2.7 million for the three months ended April 30, 2009 and 2010, respectively. The following table sets forth the shares outstanding for the earnings per share calculations:

The following table sets forth the shares outstanding for the earnings per share calculations:

	Three Months Ended
	April 30,
	2009	2010

Common stock outstanding, net of treasury stock, beginning of period	22,444,240	22,471,350
Weighted average common stock issued to employee stock purchase plan	2,719	3,308
Shares used in computing basic earnings per share	22,446,959	22,474,658
Dilutive effect of stock options, net of assumed repurchase of treasury stock	242,204	2,787
Shares used in computing diluted earnings per share	22,689,163	22,477,445

Customer Accounts Receivable.  Customer accounts receivable reported in the consolidated balance sheet includes receivables transferred to the Company’s VIE and those receivables not transferred to the VIE. The Company records the amount of principal and accrued interest on Customer receivables that is expected to be collected within the next twelve months, based on contractual terms, in current assets on its consolidated balance sheet.  Those amounts expected to be collected after 12 months, based on contractual terms, are included in long-term assets. Typically, customer receivables are considered delinquent if a payment has not been received on the scheduled due date. Additionally, the Company offers reage programs to customers with past due balances that have experienced a financial hardship; if they meet the conditions of the Company’s reage policy. Reaging a customer’s account can result in updating an account from a delinquent status to a current status. Generally, an account that is delinquent more than 120 days and for which no payment has been received in the past seven months will be charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment will be reversed. The Company has a secured interest in the merchandise financed by these receivables and therefore has the opportunity to recover a portion of the charged-off amount.

Interest Income on Customer Accounts Receivable.  Interest income is accrued using the Rule of 78’s method for installment contracts and the simple interest method for revolving charge accounts, and is reflected in Finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. Interest income is recognized on interest-free promotion credit programs based on the Company’s historical experience related to customers that fail to satisfy the requirements of the interest-free programs. Additionally, for sales on deferred interest and “same as cash” programs that exceed one year in duration, the Company discounts the sales to their fair value, resulting in a reduction in sales and customer receivables, and amortizes the discount amount to Finance charges and other over the term of the program. The amount of customer receivables carried on the Company’s consolidated balance sheet that were past due 90 days or more and still accruing interest was $54.8 million and $44.7 million at January 31, 2010, and April 30, 2010, respectively.

Allowance for Doubtful Accounts.  The Company records an allowance for doubtful accounts, including estimated uncollectible interest, for its Customer and Other accounts receivable, based on its historical net loss experience and expectations for future losses.  The net charge-off data used in computing the loss rate is reduced by the amount of post-charge-off recoveries received, including cash payments, amounts realized from the repossession of the products financed and, at times, payments under credit insurance policies. Additionally, the Company separately evaluates the Primary and Secondary portfolios when estimating the allowance for doubtful accounts. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $35.8 million and $33.5 million, at January 31, 2010, and April 30, 2010, respectively. Additionally, as a result of the Company’s practice of reaging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off is impacted. If these accounts had been charged-off sooner the historical net loss rates might have been higher.

Inventories.    Inventories consist of finished goods or parts and are valued at the lower of cost (moving weighted average method) or market.

Other Assets.     The Company has certain deferred financing costs for transactions that have not yet been completed and has not begun amortization of those costs. These costs are included in Other assets, net, on the balance sheet and will be amortized upon completion of the related financing transaction or expensed in the event the Company fails to complete such a transaction.  The Company also has certain restricted cash balances included in Other assets.  The restricted cash balances represent collateral for note holders of the Company’s VIE, and the amount is expected to decrease as the respective notes are repaid. However, the required balance could increase dependent on certain net portfolio yield requirements. The balance of this restricted cash account was $6.0 million at January 31, 2010, and April 30, 2010.

Comprehensive Income.

Comprehensive income for the three months ended April 30, 2009 is as follows:

Net income	$11,356
Adjustment of fair value of interest rate swaps, net of tax of $44	(81)
Total comprehensive income	$11,275

Subsequent Events. Subsequent events have been evaluated through the date of issuance. No material subsequent events have occurred since April 30, 2010 that required recognition or disclosure in the Company’s current period financial statements

Reclassifications. Certain reclassifications have been made in the prior year’s financial statements to conform to the current year’s presentation, by reclassifying the balance of construction-in-progress of approximately $0.9 million from Property and equipment – Buildings to Property and equipment – Leasehold improvements, on the consolidated balance sheet.

2.      Supplemental Disclosure of Finance Charges and Other Revenue

The following is a summary of the classification of the amounts included as Finance charges and other for the three months ended April 30, 2009 and 2010 (in thousands):

	Three Months ended
	April 30,
	2009	2010

Interest income and fees on customer receivables	$34,956	$30,393
Insurance commissions	4,630	3,837
Other	114	250
Finance charges and other	$39,700	$34,480

3.      Supplemental Disclosure of Customer Receivables

The following tables present quantitative information about the receivables portfolios managed by the Company (in thousands):

	Total Outstanding Balance
	of Customer Receivables		60 Days Past Due (1)		Reaged (1)
	January 31,	April 30,	January 31,	April 30,	January 31,	April 30,
	2010	2010	2010	2010	2010	2010
Primary portfolio:
Installment	$555,573	$532,869	$46,758	$38,577	$93,219	$87,196
Revolving	41,787	36,193	2,017	1,884	1,819	1,762
Subtotal	597,360	569,062	48,775	40,461	95,038	88,958
Secondary portfolio:
Installment	138,681	131,430	24,616	19,471	49,135	45,051
Total receivables managed	736,041	700,492	$73,391	$59,932	$144,173	$134,009
Allowance for uncollectible accounts	(35,802)	(33,541)
Allowances for promotional credit programs	(13,594)	(11,330)
Current portion of customer accounts
receivable, net	368,304	353,551
Long-term customer accounts
receivable, net	$318,341	$302,070

Receivables transferred to the VIE	$521,919	$486,596	$59,840	$47,540	$122,521	$110,082
Receivables not transferred to the VIE	214,122	213,896	13,551	12,392	21,652	23,927
Total receivables managed	$736,041	$700,492	$73,391	$59,932	$144,173	$134,009

(1) Amounts are based on end of period balances and accounts could be represented in both the past due and reaged columns shown above.

			Net Credit
	Average Balances		Charge-offs (2)
	Three Months Ended		Three Months Ended
	April 30,		April 30,
	2009	2010	2009	2010
Primary portfolio:
Installment	$547,980	$542,675
Revolving	35,291	38,839
Subtotal	583,271	581,514	$3,916	$6,153
Secondary portfolio:
Installment	159,270	134,324	1,689	2,092
Total receivables managed	$742,541	$715,838	$5,605	$8,245

Receivables transferred to
the VIE	615,761	503,280	5,249	6,077
Receivables not transferred to
the VIE	126,780	212,558	356	2,168
Total receivables managed	$742,541	$715,838	$5,605	$8,245

(2) Amounts represent total credit charge-offs, net of recoveries, on total customer receivables.

4.  Debt and Letters of Credit

The Company’s borrowing facilities consist of an asset-based revolving credit facility, a $10 million unsecured revolving line of credit, its VIE’s 2002 Series A variable funding note and its VIE’s 2006 Series A medium term notes. Debt consisted of the following at the periods ended (in thousands):

	January 31,	April 30,
	2010	2010

Asset-based revolving credit facility	$105,498	$99,400
2002 Series A Variable Funding Note	196,400	170,000
2006 Series A Notes	150,000	150,000
Unsecured revolving line of credit for $10 million maturing in September 2010	-	-
Other long-term debt	406	373
Total debt	452,304	419,773
Less current portion of debt	64,055	100,162
Long-term debt	$388,249	$319,611

The Company’s $210 million asset-based revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory and matures in August 2011. The credit facility bears interest at LIBOR plus a spread ranging from 325 basis points to 375 basis points, based on a fixed charge coverage ratio. In addition to the fixed charge coverage ratio, the revolving credit facility includes a total liabilities to tangible net worth requirement, a minimum customer receivables cash recovery percentage requirement, a net capital expenditures limit and combined portfolio performance covenants. The Company was in compliance with the covenants, as amended, at April 30, 2010. Additionally, the agreement contains cross-default provisions, such that, any default under another credit facility of the Company or its VIE would result in a default under this agreement, and any default under this agreement would result in a default under those agreements. The asset-based revolving credit facility is secured by the assets of the Company not otherwise encumbered.

The 2002 Series A program functions as a revolving credit facility to fund the transfer of eligible customer receivables to the VIE. When the outstanding balance of the facility approaches a predetermined amount, the VIE (Issuer) is required to seek financing to pay down the outstanding balance in the 2002 Series A variable funding note. The amount paid down on the facility then becomes available to fund the transfer of new customer receivables or to meet required principal payments on other series as they become due. The new financing could be in the form of additional notes, bonds or other instruments as the market and transaction documents might allow. Given the current state of the financial markets, especially with respect to asset-backed securitization financing, the Company has been unable to issue medium-term notes or increase the availability under the existing variable funding note program. The 2002 Series A program consists of $170 million that is renewable annually, at the Company’s option, until August 2011 and bears interest at commercial paper rates plus a spread of 250 basis points. The total commitment under the 2002 Series A program was reduced during the quarter from $200 million at January 31, 2010. Additionally, in connection with recent amendments to the 2002 Series A facility, the VIE agreed to reduce the total available commitment to $130 million in April 2011.

 The 2006 Series A program, which was consummated in August 2006, is non-amortizing for the first four years and officially matures in April 2017. However, it is expected that the scheduled $7.5 million principal payments, which begin in September 2010, will retire the bonds prior to that date. The VIE’s borrowing agreements contain certain covenants requiring the maintenance of various financial ratios and customer receivables performance standards. The Issuer was in compliance with the requirements of the agreements, as amended, as of April 30, 2010. The VIE’s debt is secured by the Customer accounts receivable that are transferred to it, which are included in Customer accounts receivable and Long-term portion of customer accounts receivable on the consolidated balance sheet. The investors and the securitization trustee have no recourse to the Company’s other assets for failure of the individual customers of the Company and the VIE to pay when due. Additionally, the Company has no recourse to the VIE’s assets to satisfy its obligations. The Company’s retained interests in the customer receivables collateralizing the securitization program and the related cash flows are subordinate to the investors’ interests, and would not be paid if the Issuer is unable to repay the amounts due under the 2002 Series A and 2006 Series A programs. The ultimate realization of the retained interest is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

In March 2010, the Company and its VIE completed amendments to the various borrowing agreements that revised the covenant requirements as of January 31, 2010, and revised certain future covenant requirements. The revised covenant calculations include both the operating results and assets and liabilities of the Company and the VIE, effective January 31, 2010, for all financial covenant calculations.  In addition to the covenant changes, the Company, as servicer of the customer receivables, agreed to implement certain additional collection procedures if certain performance requirements were not maintained, and agreed to make fee payments to the 2002 Series A facility providers on the amount of the commitment available at specific future dates. The Company also agreed to use the proceeds from any capital raising activity it completes to further reduce the commitments and debt outstanding under the securitization program’s debt facilities. The fee payments will equal the following rates multiplied time the total available borrowing commitment under the 2002 Series A facility on the dates shown:

-	50 basis points on May 1, 2010,
-	100 basis points on August 1, 2010,
-	110 basis points on November 1, 2010,
-	115 basis points on February 1, 2011,
-	115 basis point on May 1, 2011, and
-	123 basis points on August 1, 2011.

As of April 30, 2010, the Company had approximately $55.4 million under its asset-based revolving credit facility, net of standby letters of credit issued, and $10.0 million under its unsecured bank line of credit immediately available for general corporate purposes.  The Company also had $33.5 million that may become available under its asset-based revolving credit facility as it grows the balance of eligible customer receivables and its total eligible inventory balances.

The Company’s asset–based revolving credit facility provides it the ability to utilize letters of credit to secure its obligations as the servicer under its VIE’s asset-backed securitization program, deductibles under the Company’s property and casualty insurance programs and international product purchases, among other acceptable uses. At April 30, 2010, the Company had outstanding letters of credit of $21.7 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $21.7 million as of April 30, 2010.

The Company held interest rate swaps with notional amounts totaling $25.0 million as of April 30, 2010, with terms extending through July 2011 for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of its variable-rate debt, based on changes in the benchmark one-month LIBOR interest rate. Changes in the cash flows of the interest rate swaps are expected to exactly offset the changes in cash flows (changes in base interest rate payments) attributable to fluctuations in the LIBOR interest rate.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At April 30, 2010, the estimated net amount of loss that is expected to be reclassified into earnings within the next twelve months is $0.2 million.

For information on the location and amounts of derivative fair values in the statement of operation, see the tables presented below (in thousands):

	Fair Values of Derivative Instruments
	Liability Derivatives
	January 31, 2010		April 30, 2010
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as
hedging instruments under
Interest rate contracts	Other liabilities	$337	Other liabilities	$251

Total derivatives designated
as hedging instruments		$337		$251

Amount of
Gain or (Loss)
				Amount of			Recognized in
				Gain or (Loss)		Location of	Income on
	Amount of			Reclassified		Gain or (Loss)	Derivative
	Gain or (Loss)		Location of	from		Recognized in	(Ineffective
	Recognized		Gain or (Loss)	Accumulated		Income on	Portion
	in OCI on		Reclassified	OCI into		Derivative	and Amount
	Derivative		from	Income		(Ineffective	Excluded from
	(Effective		Accumulated	(Effective		Portion	Effectiveness
Derivatives in	Portion)		OCI into	Portion)		and Amount	Testing)
Cash Flow	Three Months Ended		Income	Three Months Ended		Excluded from	Three Months Ended
Hedging	April 30,	April 30,	(Effective	April 30,	April 30,	Effectiveness	April 30,	April 30,
Relationships	2009	2010	Portion)	2009	2010	Testing)	2009	2010
Interest Rate			Interest income/			Interest income/
Contracts	$ (81)	$ 55	(expense)	$ (17)	$ (98)	(expense)	$ -	$ -

Total	$ (81)	$ 55		$ (17)	$ (98)		$ -	$ -

5.  Contingencies

Legal Proceedings.  The Company is involved in routine litigation and claims incidental to its business from time to time, and, as required, has accrued its estimate of the probable costs for the resolution of these matters. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact the Company’s estimate of reserves for litigation.

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

While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sale and recorded in revenues in the statement of operations over the life of the agreements. The agreements can be canceled at any time and any deferred revenue associated with canceled agreements is reversed at the time of cancellation. The amounts of repair service agreement revenue deferred at January 31, 2010, and April 30, 2010, are $7.3 million and $7.3 million, respectively, and are included in Deferred revenue and allowances in the accompanying consolidated balance sheets. The following table presents a reconciliation of the beginning and ending balances of the deferred revenue on the Company’s repair service agreements and the amount of claims paid under those agreements (in thousands):

Reconciliation of deferred revenues on repair service agreements
	Three Months Ended
	April 30,
	2009	2010

Balance in deferred revenues at beginning of period	$7,213	$7,268
Revenues earned during the period	(1,733)	(1,787)
Revenues deferred on sales of new agreements	1,833	1,801
Balance in deferred revenues at end of period	$7,313	$7,282

Total claims incurred during the period, excludes selling expenses	$716	$886

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This report contains forward-looking statements.  We sometimes use words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements.  Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events.  We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially.  Some of the risks, uncertainties and assumptions about us that may cause actual results to differ from these forward-looking statements include, but are not limited to:

●	our ability to obtain capital for required capital expenditures and costs related to the opening of new stores or to update, relocate or expand existing stores;

●
our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving line of credit and proceeds from securitizations, and proceeds from accessing debt or equity markets;

●	our ability to renew or replace our existing borrowing facilities on or before the maturity dates of the facilities;

●	the cost or terms of any amended, renewed or replacement credit facilities;

●
our ability to obtain additional funding for the purpose of funding the customer receivables generated by us, including limitations on our ability to obtain financing through the commercial paper-based funding sources in our securitization program;

●
our inability to maintain compliance with debt covenant requirements, including taking the actions necessary to maintain compliance with the covenants, such as obtaining amendments to the borrowing facilities that modify the covenant requirements, which could result in higher borrowing costs;

●
reduced availability under our asset-based revolving credit facility as a result of borrowing base requirements and the impact on the borrowing base calculation of changes in the performance or eligibility of the customer receivables financed by that facility;

●
increases in the retained portion of our customer receivables portfolio under our asset-backed securitization program as a result of changes in performance or types of customer receivables transferred, or as a result of a change in the mix of funding sources available to the securitization program, requiring higher collateral levels, or limitations on our ability to obtain financing through commercial paper-based funding sources;

●	the success of our growth strategy and plans regarding opening new stores and entering adjacent and new markets, including our plans to continue expanding into existing markets;

●	our ability to open and profitably operate new stores in existing, adjacent and new geographic markets;

●	our intention to update or expand existing stores;

●	our ability to introduce additional product categories;

●	the ability of the financial institutions providing lending facilities to us to fund their commitments;

●	the effect of any downgrades by rating agencies of our lenders on borrowing costs;

●	the effect on our borrowing cost of changes in laws and regulations affecting the providers of debt financing;

●	the effect of rising interest rates or borrowing spreads that could increase our cost of borrowing or reduce securitization income;

●	the effect of rising interest rates or other economic conditions on mortgage borrowers that could impair our customers' ability to make payments on outstanding credit accounts;

●	our inability to make customer financing programs available that allow consumers to purchase products at levels that can support our growth;

●	the potential for deterioration in the delinquency status of the transferred or owned credit portfolios or higher than historical net charge-offs in the portfolios could adversely impact earnings;

●
technological and market developments, growth trends and projected sales in the home appliance and consumer electronics industry, including, with respect to digital products like Blu-ray players, HDTV, LED and 3-D televisions, GPS devices, home networking devices and other new products, and our ability to capitalize on such growth;

●	the potential for price erosion or lower unit sales points that could result in declines in revenues;

●
the effect of changes in oil and gas prices that could adversely affect our customers' shopping decisions and patterns, as well as the cost of our delivery and service operations and our cost of products, if vendors pass on their additional fuel costs through increased pricing for products;

●	the ability to attract and retain qualified personnel;

●	both the short-term and long-term impact of adverse weather conditions (e.g. hurricanes) that could result in volatility in our revenues and increased expenses and casualty losses;

●
changes in laws and regulations and/or interest, premium and commission rates allowed by regulators on our credit, credit insurance and repair service agreements as allowed by those laws and regulations;

●	our relationships with key suppliers and their ability to provide products at competitive prices and support sales of their products through their rebate and discount programs;

●	the adequacy of our distribution and information systems and management experience to support our expansion plans;

●	the accuracy of our expectations regarding competition and our competitive advantages;

●	changes in our stock price or the number of shares we have outstanding;

●	the potential for market share erosion that could result in reduced revenues;

●	the accuracy of our expectations regarding the similarity or dissimilarity of our existing markets as compared to new markets we enter;

●	the use of third parties to complete certain of our distribution, delivery and home repair services;

●	general economic conditions in the regions in which we operate; and

●	the outcome of litigation or government investigations affecting our business.

Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” in our Form 10-K/A filed with the Securities Exchange Commission on April 12, 2010.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report might not happen.

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

We are a specialty retailer with 76 retail locations in Texas, Louisiana and Oklahoma, that sells home appliances, including refrigerators, freezers, washers, dryers, dishwashers and ranges, a variety of consumer electronics, including LCD, LED, 3-D, plasma and DLP televisions, camcorders, digital cameras, Blu-ray and DVD players, video game equipment, MP3 players and home theater products, lawn and garden products, mattresses and furniture. We also sell home office equipment, including computers and computer accessories and continue to introduce additional product categories for the home and consumer entertainment, such as GPS devices, to help increase same store sales and to respond to our customers' product needs. We require our sales associates to be knowledgeable of all of our products.

Unlike many of our competitors, we provide flexible in-house credit options for our customers. In the last three years, we financed, on average, approximately 61% of our retail sales through our internal credit programs. In addition to interest-bearing installment and revolving charge contracts, at times, we offer promotional credit programs to certain customers that provide for “same as cash” or deferred interest interest-free periods of varying terms, generally three, six, 12, 18, 24 and 36 months, and require monthly payments beginning in the month after the sale.  In turn, we finance substantially all of our customer receivables from these credit programs with cash flow from operations and through an asset-based revolving credit facility and an asset-backed securitization facility. In addition to our own credit programs, we use third-party financing programs to provide a portion of the non-interest bearing financing for purchases made by our customers.

The following tables present, for comparison purposes, information about our credit portfolios.

	Primary Portfolio (1)
	Three Months Ended
	1/31/2009	4/30/2009	1/31/2010	4/30/2010

Total outstanding balance (period end)	$589,922	$579,455	$597,360	$569,062
Average outstanding customer balance	$1,403	$1,405	$1,339	$1,341
Number of active accounts (period end)	420,585	412,387	446,203	424,383
Account balances over 60 days past due (period end)	$35,153	$33,003	$48,775	$40,461
Percent of balances over 60 days past due to
total outstanding balance (period end)	6.0%	5.7%	8.2%	7.1%
Total account balances reaged (period end)	90,560	88,400	95,038	88,959
Percent of reaged balances to
total outstanding balance (period end)	15.4%	15.3%	15.9%	15.6%
Account balances reaged more than six months (period end)	$36,452	$34,716	$35,448	$34,299
Weighted average credit score of outstanding balances	603	600	600	596
Total applications processed (2)	257,840	203,559	206,422	169,289
Percent of retail sales financed	48.9%	43.8%	54.7%	52.8%
Weighted average origination credit score of sales financed	636	634	631	626
Total applications approved	49.9%	45.9%	52.7%	50.5%
Average down payment	5.5%	7.6%	4.5%	4.1%
Average total outstanding balance	$579,539	$583,271	$601,763	$581,514
Bad debt charge-offs (net of recoveries)	$4,280	$3,916	$6,516	$6,153
Percent of bad debt charge-offs (net of
recoveries) to average outstanding balance	3.0%	2.7%	4.3%	4.2%
Estimated percent of reage balances collected (3)	89.5%	90.4%	82.8%	83.5%

	Secondary Portfolio (1)
	Three Months Ended
	1/31/2009	4/30/2009	1/31/2010	4/30/2010

Total outstanding balance (period end)	$163,591	$155,097	$138,681	$131,430
Average outstanding customer balance	$1,394	$1,385	$1,319	$1,309
Number of active accounts (period end)	117,372	112,011	105,109	100,412
Account balances over 60 days past due (period end)	$19,988	$17,908	$24,616	$19,471
Percent of balances over 60 days past due to
total outstanding balance (period end)	12.2%	11.5%	17.8%	14.8%
Total account balances reaged (period end)	$50,602	$49,850	$49,135	$45,051
Percent of reaged balances to
total outstanding balance (period end)	30.9%	32.1%	35.4%	34.3%
Account balances reaged more than six months (period end)	$19,860	$20,185	$21,920	$20,931
Weighted average credit score of outstanding balances	521	524	526	528
Total applications processed (2)	114,133	96,443	89,615	75,345
Percent of retail sales financed	9.4%	8.5%	6.0%	6.4%
Weighted average origination credit score of sales financed	540	559	555	556
Total applications approved	23.2%	16.5%	19.3%	21.4%
Average down payment	20.1%	22.9%	21.2%	17.5%
Average total outstanding balance	$163,320	$159,270	$141,125	$134,324
Bad debt charge-offs (net of recoveries)	$2,043	$1,689	$2,325	$2,092
Percent of bad debt charge-offs (net of
recoveries) to average outstanding balance	5.0%	4.2%	6.6%	6.2%
Estimated percent of reage balances collected (3)	90.3%	91.9%	86.2%	87.1%

	Combined Portfolio (1)
	Three Months Ended
	1/31/2009	4/30/2009	1/31/2010	4/30/2010

Total outstanding balance (period end)	$753,513	$734,552	$736,041	$700,492
Average outstanding customer balance	$1,401	$1,401	$1,335	$1,335
Number of active accounts (period end)	537,957	524,398	551,312	524,795
Account balances over 60 days past due (period end)	$55,141	$50,911	$73,391	$59,932
Percent of balances over 60 days past due to
total outstanding balance (period end)	7.3%	6.9%	10.0%	8.6%
Total account balances reaged (period end)	$141,162	$138,250	$144,173	$134,010
Percent of reaged balances to
total outstanding balance (period end)	18.7%	18.8%	19.6%	19.1%
Account balances reaged more than six months (period end)	$56,312	$54,901	$57,368	$55,230
Weighted average credit score of outstanding balances	585	584	586	583
Total applications processed (2)	371,973	300,002	296,037	244,634
Percent of retail sales financed	58.3%	52.3%	60.7%	59.2%
Weighted average origination credit score of sales financed	620	623	621	616
Total applications approved	41.7%	36.4%	42.6%	41.5%
Average down payment	7.4%	9.3%	6.2%	5.9%
Average total outstanding balance	$742,859	$742,541	$742,888	$715,838
Bad debt charge-offs (net of recoveries)	$6,323	$5,605	$8,841	$8,245
Percent of bad debt charge-offs (net of
recoveries) to average outstanding balance	3.4%	3.0%	4.8%	4.6%
Estimated percent of reage balances collected (3)	89.8%	91.0%	84.0%	84.7%

___________________________
(1)	The Portfolios consist of owned and transferred receivables.
(2)	Unapproved and not declined credit applications in the primary portfolio are referred to the secondary portfolio.
(3)
Is calculated as 1 minus the percent of actual bad debt charge-offs (net of recoveries) of reage balances as a percent of average reage balances. The reage bad debt charge-offs are included as a component of Percent of bad debt charge-offs (net of recoveries) to average outstanding balance.

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

Executive Overview

This narrative is intended to provide an executive level overview of our operations for the three months ended April 30, 2010.  A detailed explanation of the changes in our operations for this period as compared to the prior year period is included under Results of Operations. Some of the more specific items impacting our operating and pretax income were:

●
For the three months ended April 30, 2010, compared to the same period last year, Total net sales decreased 18.6% and Finance charges and other decreased 13.1%. Total revenues decreased 17.7% while same store sales decreased 19.7% for the quarter ended April 30, 2010. The sales decline was primarily driven by:

	●	more challenging economic conditions in Texas compared to the same quarter in the prior year, as evidenced by the unemployment rate rising from 6.8% in February 2009, to 8.3% in April 2010, and

	●	management's emphasis on improving retail gross margin while maintaining price competitiveness.

●
Finance charges and other decreased 13.1% for the three months ended April 30, 2010, when compared to the same period last year, primarily due to a decrease in interest income and fees as the average interest income and fee yield earned on the portfolio fell from 18.8% for the three months April 30, 2009, to 17.0%, for the three months ended April 30, 2010, and the average balance of customer accounts receivable outstanding fell 3.6%. The interest income and fee yield fell as a result of the higher level of charge-offs experienced and the reduced amount of new credit accounts originated in the three months ended April 30, 2010, as compared to the same quarter in the prior fiscal year.

●
Deferred interest and "same as cash" plans under our consumer credit programs continue to be an important part of our sales promotion plans and are utilized to provide a wide variety of financing to enable us to appeal to a broader customer base. For the three months ended April 30, 2010, $25.6 million, or 17.0%, of our product sales were financed by our deferred interest and "same as cash" plans. For the comparable period in the prior year, product sales financed by our deferred interest and "same as cash" sales were $27.2 million, or 14.7%. Our promotional credit programs (same as cash and deferred interest programs), which require monthly payments, are reserved for our highest credit quality customers, thereby reducing the overall risk in the portfolio, and are typically used to finance sales of our highest margin products. We expect to continue to offer promotional credit in the future, including the use of third-party consumer credit programs, which financed $0.7 million and $13.5 million, of our product and repair service agreement sales during the three months ended April 30, 2009 and 2010, respectively.

●
Our total gross margin (Total revenues less Cost of goods sold) increased from 38.1% to 41.0% for the three months ended April 30, 2010, when compared to the same period in the prior year. The increase resulted primarily from:

●
an increase in retail gross margins (includes gross profit from product sales and repair service agreement commissions) from 25.0% for the three months ended April 30, 2009, to 27.9% for the three months ended April 30, 2010, respectively, which improved the total gross margin by 230 basis points. The increase was driven largely by a 300 basis point increase in product gross margins to 24.1% for the three months ended April 30, 2010, as we focused on improving pricing discipline on the sales floor while maintaining price competitiveness in the marketplace, and

●
a change in the revenue mix in the quarter ended April 30, 2010, such that higher gross margin finance charge and other revenues contributed a larger percentage of total revenues, resulted in an increase in the total gross margin of approximately 60 basis points.

●
During the three months ended April 30, 2010, Selling, general and administrative (SG&A) expense was reduced by $2.0 million, though it increased as a percent of revenues to 30.8% from 26.2% in the prior year period, due to the deleveraging effect of the decline in total revenues. The $2.0 million reduction in SG&A expense was driven primarily by lower compensation and related expense and reduced advertising expense, partially offset by increased amortization expense due to the amendments completed to our credit facilities, higher charges related to the increased use of third-party finance providers and increased use of contract delivery and installation services. The prior year period also included a $0.5 million charge to increase our litigation reserves.

The Provision for bad debts increased to $6.3 million for the three months ended April 30, 2010, from $5.6 million for the same quarter in the prior year period. While our total net charge-offs of customer and non-customer accounts receivable increased by $2.7 million compared to the first quarter of the prior fiscal year, we are experiencing an improvement in our credit portfolio performance (specifically, the trends in the delinquency rate, payment rate, net charge-off rate and percent of the portfolio reaged) since the fourth quarter of fiscal 2010. If this trend continues and conditions in the Texas economy improve, our net charge-off experience could continue to improve. As such, our allowance for bad debts declined approximately $2.2 million during the three months ended April 30, 2010, after absorbing the higher net charge-offs incurred in the current year quarter.

●	Net interest expense decreased in the current year period, due primarily to reduced outstanding debt balances.

●	The provision for income taxes for the three months ended April 30, 2010, was impacted primarily by the change in pre-tax income.

Operational Changes and Resulting Outlook

While we are continuing to assess the availability of capital for new store locations and growth of the credit portfolio, we do not currently have any new store openings planned.

During the fiscal year ended January 31, 2010, we adjusted our underwriting guidelines and reduced the volume of credit accounts we originated in our Secondary Portfolio. As a result of the changes in our underwriting guidelines and what appears to be the beginning of improving economic conditions in our markets, we have seen improved credit portfolio performance, evidenced by:

●
a 140 basis point reduction in the 60+ day delinquency percentage from 10.0% at January 31, 2010, to 8.6% at April 30, 2010, as compared to a 40 basis point reduction in the same percentage from 7.3% at January 31, 2009, to 6.9% at April 30, 2009,

●
a 50 basis point, or $10 million, reduction in the percent and balance, respectively, of the credit portfolio that has been reaged, to 19.1%, or $134.0 million, as of April 30, 2010, as compared to January 31, 2010, and

●
the payment rate percentage, the amount collected on credit accounts during a month as a percentage of the portfolio balance at the beginning of the month, increased in February, March and April of the current year as compared to the same months in the prior year.

If the improved credit portfolio performance and economic conditions continue, the amount of customer receivable net charge-offs could decline from the elevated levels experienced in the latter part of fiscal 2010 and the first quarter this fiscal year. However, our current expectation may be revised if these improvements are not realized.

While we benefited from our operations being concentrated in the Texas, Louisiana and Oklahoma region in the earlier months of 2009, recent weakness in the health of the national and state economies have and will present significant challenges to our operations in the coming quarters. Specifically, future sales volumes, gross profit margins and credit portfolio performance could be negatively impacted, and thus impact our overall profitability. Additionally, declines in our future operating performance could impact compliance with our credit facility covenants, which we recently renegotiated to avoid potentially triggering the default provisions of the credit facilities. As a result, while we will strive to maintain our market share, improve credit portfolio performance and reduce expenses, we will also work to maintain our access to the liquidity necessary to maintain our operations through these challenging times.

The consumer electronics industry depends on new products to drive same store sales increases. Typically, these new products, such as high-definition and 3-D televisions, Blu-ray and DVD players, digital cameras, MP3 players and GPS devices are introduced at relatively high price points that are then gradually reduced as the product becomes mainstream. To sustain positive same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps drive the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. This has historically been our experience, and we continue to adjust our marketing strategies to address this challenge through the introduction of new product categories and new products within our existing categories.

Application of Critical Accounting Policies

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as critical accounting estimates. We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of April 30, 2010.

Customer Accounts Receivable. Customer accounts receivable reported in our consolidated balance sheet include receivables transferred to our VIE and those receivables not transferred to our VIE. We include the amount of principal and accrued interest on those receivables that are expected to be collected within the next twelve months, based on contractual terms, in current assets on our consolidated balance sheet. Those amounts expected to be collected after 12 months, based on contractual terms, are included in long-term assets. Typically, a receivable is considered delinquent if a payment has not been received on the scheduled due date. Additionally, we offer reage programs to customers with past due balances that have experienced a financial hardship, if they meet the conditions of our reage policy. Reaging a customer’s account can result in updating it from a delinquent status to a current status. Generally, an account that is delinquent more than 120 days and for which no payment has been received in the past seven months will be charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment will be reversed. We have a secured interest in the merchandise financed by these receivables and therefore have the opportunity to recover a portion of any charged-off amount.

Interest Income on Customer Accounts Receivable. Interest income is accrued using the Rule of 78’s method for installment contracts and the simple interest method for revolving charge accounts, and is reflected in Finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. Interest income is recognized on our interest-free promotional accounts based on our historical experience related to customers who fail to satisfy the requirements of the interest-free programs. Additionally, for sales on deferred interest and “same as cash” programs that exceed one year in duration, we discount the sales to their fair value, resulting in a reduction in sales and receivables, and amortize the discount amount in to Finance charges and other over the term of the program.

Allowance for Doubtful Accounts. We record an allowance for doubtful accounts, including estimated uncollectible interest, for our Customer accounts receivable, based on our historical net loss experience and expectations for future losses. The net charge-off data used in computing the loss rate is reduced by the amount of post-charge-off recoveries received, including cash payments, amounts realized from the repossession of the products financed and, at times, payments received under credit insurance policies. Additionally, we separately evaluate the Primary and Secondary portfolios when estimating the allowance for doubtful accounts. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $35.8 million and $33.5 million at January 31, 2010, and April 30, 2010, respectively. Additionally, as a result of our practice of reaging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off is impacted. If these accounts had been charged-off sooner the net loss rates might have been higher. Reaged customer receivable balances represented 19.1% of the total portfolio balance at April 30, 2010. If the loss rate used to calculate the allowance for doubtful accounts were increased by 10% at April 30, 2010, we would have increased our Provision for bad debts by approximately $3.4 million.

Revenue Recognition.  Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year.

We sell repair service agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell repair service renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the repair service agreement. These repair service agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically have terms ranging from 12 to 36 months. These agreements are separate units of accounting and are valued based on the agreed upon retail selling price. The amount of repair service agreement revenue deferred at January 31, 2010, and April 30, 2010, was $7.3 million and $7.3 million, respectively, and is included in Deferred revenues and allowances in the accompanying consolidated balance sheets.

Vendor Allowances.  We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, training and promotion programs which are recorded on the accrual basis as a reduction to the related product cost, cost of goods sold, compensation expense or advertising expense, according to the nature of the program. We accrue rebates based on the satisfaction of terms of the program and sales of qualifying products even though funds may not be received until the end of a quarter or year. If the programs are related to product purchases, the allowances, credits or payments are recorded as a reduction of product cost; if the programs are related to product sales, the allowances, credits or payments are recorded as a reduction of cost of goods sold; if the programs are directly related to promotion, marketing or compensation expense paid related to the product, the allowances, credits, or payments are recorded as a reduction of the applicable expense in the period in which the expense is incurred.

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

Results of Operations

The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

	Three Months Ended
	April 30,
	2009	2010
Revenues:
Product sales	77.0%	76.1%
Repair service agreement commissions (net)	4.1	4.0
Service revenues	2.3	2.4
Total net sales	83.4	82.5
Finance charges and other	16.6	17.5
Total revenues	100.0	100.0
Costs and expenses:
Cost of goods sold, including warehousing and occupancy cost	60.8	57.8
Cost of parts sold, including warehousing and occupancy cost	1.1	1.2
Selling, general and administrative expense	26.2	30.8
Provision for bad debts	2.4	3.2
Total costs and expenses	90.5	93.0
Operating income	9.5	7.0
Interest expense, net	2.1	2.4
Other (income) / expense, net	0.0	0.1
Income before income taxes	7.4	4.5
Provision for income taxes	2.8	1.8
Net income	4.6%	2.7%

Same store sales growth is calculated by comparing the reported sales for all stores that were open during the entirety of a period and the entirety of the same period in the prior fiscal year. Sales from closed stores, if any, are removed from each period. Sales from relocated stores have been included in each period because each store was relocated within the same general geographic market.

The presentation of gross margins may not be comparable to some other retailers since we include the cost of our in-home delivery and installation service as part of Selling, general and administrative expense.  Similarly, we include the cost related to operating our purchasing function in Selling, general and administrative expense.  It is our understanding that other retailers may include such costs as part of their cost of goods sold.

Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009

			Change
(Dollars in Millions)	2010	2009	$	%
Net sales	$163.0	$200.2	(37.2)	(18.6)
Finance charges and other	34.5	39.7	(5.2)	(13.1)
Revenues	$197.5	$239.9	(42.4)	(17.7)

The $37.2 million decrease in net sales consists of the following:

●	a $38.2 million same store sales decrease of 19.7%;

●
a $1.4 million net increase generated by four retail locations that were not open for the three months in each period. Two new locations were opened subsequent to February 1, 2009 and two of our clearance centers were closed subsequent to February 1, 2009;

●	a $0.4 million increase resulted from a decrease in discounts on extended-term non-interest bearing credit sales (those with terms longer than 12 months); and

●	a $0.8 million decrease in service revenues.

The components of the $37.2 million decrease in net sales were a $34.5 million decrease in Product sales and a $2.7 million decrease in repair service agreement commissions and service revenues. The $34.5 million decrease in product sales resulted from the following:

●
approximately $6.6 million decrease attributable to decreases in total unit sales, due primarily to decreased unit sales in consumer electronics and appliances, partially offset by increases in track and furniture and mattresses, and

●
approximately $27.9 million decrease attributable to an overall decrease in the average unit price. The decrease was due primarily to a decrease in price points in the electronics and track categories, partially offset by an increase in appliances.

The following table presents net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts (in thousands) and as a percent of total net sales.  Classification of sales has been adjusted from previous presentations to ensure comparability between the categories.

	Three Months Ended April 30,
	2010		2009		Percent
Category	Amount	Percent	Amount	Percent	Change

Consumer electronics	$53,617	32.9%	$78,501	39.2%	(31.7)%	(1)
Home appliances	47,930	29.4	57,084	28.5	(16.0)	(2)
Track	21,278	13.0	21,524	10.8	(1.1)	(3)
Furniture and mattresses	18,886	11.6	19,052	9.5	(0.9)	(4)
Other	8,654	5.3	8,656	4.3	(0.0)	(5)
Total product sales	150,365	92.2	184,817	92.3	(18.6)
Repair service agreement
commissions	7,917	4.9	9,790	4.9	(19.1)	(6)
Service revenues	4,757	2.9	5,544	2.8	(14.2)
Total net sales	$163,039	100.0%	$200,151	100.0%	(18.6)%

(1)
The consumer electronics category declined as the result of a 23.3% drop in unit sales of flat-panel televisions, compared to a 34.5% increase in the first quarter of the prior fiscal year, and an approximately 12.2% decline in average selling prices, related primarily to LCD televisions.

(2)	The home appliance category sales declined during the quarter on lower unit sales in all appliance categories, though average selling prices increased.
(3)
The track sales (consisting largely of computers, computer peripherals, video game equipment, portable electronics and small appliances) declined slightly as increased sales of laptops and the introduction of netbooks, and higher digital camera and accessory sales were offset primarily by declines in sales of camcorders, GPS devices and video game hardware.

(4)	The small decline in furniture and mattresses sales, compared to the 7.6% increase in the same quarter of the prior fiscal year, was driven by the slower economic conditions in our markets.
(5)	The decrease in delivery revenues included in Other product sales was largely offset by growth in lawn and garden sales.
(6)
The repair service agreement commissions decrease was driven largely by the decline in product sales. Additionally, increased cancellations of these agreements as a result of higher credit charge-offs reduced the repair service agreement commissions.

			Change
(Dollars in Thousands)	2010	2009	$	%
Interest income and fees	$30,393	$34,956	(4,563)	(13.1)
Insurance commissions	3,837	4,630	(793)	(17.1)
Other income	250	114	136	119.3
Finance charges and other	$34,480	$39,700	(5,220)	(13.1)

The decrease in Interest income and fees resulted primarily as the average interest income and fee yield earned on the portfolio fell from 18.8% for the three months April 30, 2009, to 17.0%, for the three months ended April 30, 2010, and the average balance of customer accounts receivable outstanding fell 3.6%. The interest income and fee yield dropped as a result of the higher level of charge-offs experienced and the reduced volume of new credit accounts originated in the three months ended April 30, 2010, as compared to the same quarter in the prior fiscal year. Insurance commissions declined due primarily to lower retrospective commissions and lower interest earnings on funds held by the insurance company for the payment of claims.

The following table provides key portfolio performance information for the three months ended April 30, 2010 and 2009:

	2010	2009
	(Dollars in thousands)
Interest income and fees (a)	$30,393	$34,956
Net charge-offs (b)	(8,245)	(5,605)
Borrowing costs (c)	(4,796)	(5,022)
Net portfolio yield	$17,352	$24,329

Average portfolio balance	$715,838	$742,541
Interest income and fee yield % (annualized)	17.0%	18.8%
Net charge-off % (annualized)	4.6%	3.0%

(a)	Included in Finance charges and other.
(b)	Included in Provision for bad debts.
(c)	Included in Interest expense.

			Change
(Dollars in Millions)	2010	2009	$	%
Cost of goods sold	$114.2	$145.9	(31.7)	(21.7)
Product gross margin percentage	24.1%	21.1%		3.0%

Product gross margin increased as a percent of product sales from the 2009 period to the 2010 period driven by our focus on improving pricing discipline on the sales floor while maintaining competitive pricing in the marketplace.

			Change
(Dollars in Millions)	2010	2009	$	%
Cost of service parts sold	$2.4	$2.6	(0.2)	(8.3)
As a percent of service revenues	49.9%	46.7%		3.2%

This decrease was due primarily to a 13.4% decrease in parts sales.

			Change
(Dollars in Millions)	2010	2009	$	%
Selling, general and administrative expense	$60.7	$62.7	(2.0)	(3.2)
As a percent of total revenues	30.8%	26.2%		4.6%

During the three months ended April 30, 2010, Selling, general and administrative (SG&A) expense  was reduced by $2.0 million, though it increased as a percent of revenues to 30.8%, from 26.2% in the prior year period, due to the deleveraging effect of the decline in total revenues. The $2.0 million reduction in SG&A expense was driven primarily by lower compensation and related expense and reduced advertising expense, partially offset by increased amortization expense due to the amendments completed to our credit facilities, higher charges related to the increased use of third-party finance providers and increased use of contract delivery and installation services. The prior year period also included a $0.5 million charge to increase our litigation reserves.

			Change
(Dollars in Millions)	2010	2009	$	%
Provision for bad debts	$6.3	$5.6	0.7	12.9
As a percent of total revenues	3.2%	2.4%		0.8%

The Provision for bad debts increased to $6.3 million for the three months ended April 30, 2010, from $5.6 million for the same quarter in the prior year period. While our total net charge-offs of customer and non-customer accounts receivable increased by $2.7 million compared to the first quarter of the prior fiscal year, we are experiencing an improvement in our credit portfolio performance (specifically, the trends in the delinquency rate, payment rate, net charge-off rate and percent of the portfolio reaged) since the fourth quarter of fiscal 2010.

If this trend continues and conditions in the Texas economy improve, our net charge-off experience could continue to improve. As such, our allowance for bad debts declined approximately $2.2 million during the three months ended April 30, 2010, after absorbing the higher net charge-offs incurred in the current year quarter.

			Change
(Dollars in Thousands)	2010	2009	$	%
Interest expense, net	$4,785	$5,004	(219)	(4.4)

The decrease in interest expense was driven by a decrease in outstanding debt balances during the three months ended April 30, 2010, as compared to the same period in the prior fiscal year.

			Change
(Dollars in Millions)	2010	2009	$	%
Provision for income taxes	$3.5	$6.7	(3.2)	(47.9)
As a percent of income before income taxes	38.5%	37.0%		1.5%

The provision for income taxes decreased primarily as a result of the decrease in income before income taxes.

Liquidity and Capital Resources

Current Activities

We require capital to finance our growth as we add new stores and markets to our operations, which in turn requires additional working capital for increased customer receivables and inventory. We have historically financed our operations through a combination of cash flow generated from earnings and external borrowings, including primarily bank debt, extended terms provided by our vendors for inventory purchases, acquisition of inventory under consignment arrangements and transfers of customer receivables to our asset-backed securitization facilities.

Since we extend credit in connection with a large portion of our retail, repair service agreement and credit insurance sales, we have entered into an asset-based revolving credit facility and created a securitization program to fund the customer receivables generated by the extension of credit. In order to fund the purchases of eligible customer receivables from us, we have issued medium-term and variable funding notes secured by the receivables to third parties to obtain cash for these purchases under the securitization program.

Our $210 million asset-based revolving credit facility provides funding based on a borrowing base calculation that includes accounts customer receivable and inventory and matures in August 2011. The credit facility bears interest at LIBOR plus a spread ranging from 325 basis points to 375 basis points, based on a fixed charge coverage ratio. In addition to the fixed charge coverage ratio, the revolving credit facility includes a total liabilities to tangible net worth ratio requirement, a minimum customer receivables cash recovery percentage requirement, a net capital expenditures limit and combined portfolio performance covenants. Additionally, the agreement contains cross-default provisions, such that, any default under another of our credit facilities or our VIE’s credit facilities would result in a default under this agreement, and any default under this agreement would result in a default under those agreements. We expect, based on current facts and circumstances, that we will be in compliance with the above covenants for the next 12 months.

A summary of the significant financial covenants that govern our revolving credit facility compared to our actual compliance status at April 30, 2010, is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum (1)	1.38 to 1.00	1.10 to 1.00
Total liabilities to tangible net worth ratio must be lower than required maximum (1)	1.54 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed required minimum (1)	5.99%	4.75%
Capital expenditures, net must be lower than required maximum	$6.8 million	$22.0 million

(1)	These covenants are also covenants of our asset-backed securitization credit facilities.

Note: All terms in the above table are defined by the revolving credit facility and may or may not agree directly to the financial statement captions in this document. The covenants are calculated on a trailing four quarter basis, except for the Cash recovery percentage, which is calculated on a trailing three month basis.

The 2002 Series A program functions as a revolving credit facility to fund the transfer of eligible customer receivables. When the facility approaches a predetermined amount, the VIE (Issuer) is required to seek financing to pay down the outstanding balance in the 2002 Series A variable funding note. The amount paid down on the facility then becomes available to fund the transfer of new customer receivables or to meet required principal payments on other series as they become due. The new financing could be in the form of additional notes, bonds or other instruments as the market and transaction documents might allow. Given the current state of the financial markets, especially with respect to asset-backed securitization financing, the Company has been unable to issue medium-term notes or increase the availability under the existing variable funding note program. The 2002 Series A program consists of $170 million that is renewable annually, at our option, until August 2011 and bears interest at commercial paper rates plus a spread of 250 basis points. The total commitment under the 2002 Series A program was reduced during the quarter from $200 million at January 31, 2010. Additionally, in connection with recent amendments to the 2002 Series A facility, we agreed to reduce the total available commitment to $130 million in April 2011. The weighted average interest on the variable funding note during the month of April 2010 was 2.8%.  The 2006 Series A program, which was consummated in August 2006, is non-amortizing for the first four years and officially matures in April 2017. However, it is expected that the scheduled $7.5 million principal payments, which begin in September 2010, will retire the bonds prior to that date. Private institutional investors, primarily insurance companies, purchased the 2006 Series A bonds at a weighted fixed rate of 5.75%. The securitization borrowing agreements contain certain covenants requiring the maintenance of various financial ratios and customer receivables performance standards. If the three-month average net portfolio yield, as defined by agreements, falls below 5.0%, then the issuer may be required to fund additions to the cash reserves in the restricted cash accounts. The three-month average net portfolio yield was 5.6% at April 30, 2010. The investors and the securitization trustee have no recourse to our other assets for failure of our or the VIE’s individual customers to pay when due. If the issuer is unable to repay the 2002 Series A note and 2006 Series A bonds due to its inability to collect the transferred customer accounts, the issuer could not pay the subordinated notes it has issued to us in partial payment for transferred customer accounts, and the 2006 Series A bond holders could claim the balance in its $6.0 million restricted cash account.  We are responsible under a $20.0 million letter of credit that secures the performance of our obligations or services under the servicing agreement as it relates to the transferred assets that are part of the asset-backed securitization facility.

The various “same as cash” and deferred interest credit programs we offer are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30.0% of eligible securitized receivables.  If we exceed this 30.0% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period.  The percentage of eligible securitized receivables represented by promotional customer receivables was 12.3% as of April 30, 2010. There is no limitation on the amount of “same as cash” or deferred interest program accounts that can be carried as collateral under the revolving credit facility. The percentage of all managed customer receivables represented by promotional receivables was 13.9% as of April 30, 2010.

The issuer is subject to certain affirmative and negative covenants contained in the transaction documents governing the 2002 Series A variable funding note and 2006 Series A bonds, including covenants that restrict, subject to specified exceptions: the incurrence of non-permitted indebtedness and other obligations and the granting of additional liens; mergers, acquisitions, investments and disposition of assets; and the use of proceeds of the program.  The issuer also makes representations and warranties relating to compliance with certain laws, payment of taxes, maintenance of its separate legal entity, preservation of its existence, and protection of collateral and financial reporting.

A summary of the significant financial covenants that govern the 2002 Series A variable funding note compared to actual compliance status at April 30, 2010, is presented below:

	As reported	Required Minimum/ Maximum
Issuer interest must exceed required minimum	$92.1 million	$74.0 million
Gross loss rate must be lower than required maximum (a)	5.6%	10.0%
Serviced portfolio gross loss rate must be lower than required maximum (b)	5.2%	10.0%
Net portfolio yield must exceed required minimum (a)	5.6%	2.0%
Serviced portfolio net portfolio yield must exceed required minimum (b)	7.3%	2.0%
Payment rate must exceed required minimum (a)	6.5%	3.0%
Serviced portfolio payment rate must exceed required minimum (a)	5.99%	4.75%
Consolidated net worth must exceed required minimum	$345.4 million	$253.1 million

(a)	Calculated for those customer receivables transferred to the securitization program.
(b)	Calculated for the total of customer receivables transferred to the securitization program and those retained by the Company.

Note: All terms in the above table are defined by the asset backed securitization program and may or may not agree directly to the financial statement captions in this document.

We expect, based on current facts and circumstances, that we will be in compliance with the above covenants for the next 12 months. Events of default under the 2002 Series A variable funding note and the 2006 Series A bonds, subject to grace periods and notice provisions in some circumstances, include, among others:  failure of the issuer to pay principal, interest or fees; violation by the issuer of any of its covenants or agreements; inaccuracy of any representation or warranty made by the issuer; certain servicer defaults; failure of the trustee to have a valid and perfected first priority security interest in the collateral; default under or acceleration of certain other indebtedness; bankruptcy and insolvency events; failure to maintain certain loss ratios and portfolio yield; change of control provisions and certain other events pertaining to us.  The issuer’s obligations under the program are secured by the customer receivables and proceeds.

We continue to service the transferred accounts for the VIE, and we receive a monthly servicing fee, so long as we act as servicer, in an amount equal to .25% multiplied by the average aggregate principal amount of customer receivables serviced, including the amount of average aggregate defaulted customer receivables.  The issuer records revenues equal to the interest charged to the customer on the receivables less losses, the cost of funds, the program administration fees paid in connection with either the 2002 Series A or 2006 Series A bond holders, the servicing fee and additional earnings to the extent they are available.

In March 2010, we completed amendments to the various borrowing agreements that revised the covenant requirements as of January 31, 2010, and revised certain future covenant requirements. The revised covenant calculations include both the operating results and assets and liabilities of us and the securitization program, effective January 31, 2010, for all financial covenant calculations.  In addition to the covenant changes, we also agreed:

-	as servicer of the receivables, to implement certain additional collection procedures if certain performance requirements were not maintained,
-	to make fee payments to the 2002 Series A facility providers on the amount of the commitment available at specific future dates, and
-	to use the proceeds from any capital raising activity we complete to further reduce the commitments and debt outstanding under the securitization program’s debt facilities.

As of April 30, 2010, we had additional borrowing capacity of $55.4 million under our asset-based revolving credit facility, net of standby letters of credit issued, and $10.0 million under our unsecured bank line of credit immediately available to us for general corporate purposes and extended vendor terms for purchases of inventory. In addition to the $55.4 million currently available under the revolving credit facility, an additional $33.5 million may become available as we grow the balance of eligible customer receivables retained by us and total eligible inventory balances. While the credit portfolio performance has improved recently, availability under the asset-based revolving credit facility was reduced by approximately $1.8 million at April 30, 2010, due to recent level of delinquencies and net charge-offs. This amount may become available in the future if credit portfolio performance continues to improve. The principal payments received on customer receivables held by us and by the VIE, which averaged approximately $41.8 million per month during the three months ended April 30, 2010, are available each month to fund new customer receivables generated. The weighted average interest rate on borrowings outstanding under the asset-based revolving credit facility at April 30, 2010, was 4.9%, including the interest expense associated with our interest rate swaps.

We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and the asset-backed securitization facilities.  Based on our current operating plans, we believe that cash generated from operations, available borrowings under our revolving credit facility and unsecured credit line, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and cash flows from the asset-backed securitization program will be sufficient to fund our operations, store expansion and updating activities and capital programs for at least 12 months, subject to continued compliance with the covenants in our credit facilities.

Both the revolving credit facility and the asset-backed securitization program are significant factors relative to our ongoing liquidity and our ability to meet the cash needs associated with the growth of our business.  Our inability to use either of these programs because of a failure to comply with their covenants would adversely affect our business operations.  Funding of current and future customer receivables under the borrowing facilities can be adversely affected if we exceed certain predetermined levels of re-aged customer receivables, size of the secondary portfolio, the amount of promotional customer receivables, write-offs, bankruptcies or other ineligible customer receivable amounts.

There are several factors that could decrease cash available, including:

●	reduced demand or margins for our products;

●	more stringent vendor terms on our inventory purchases;

●	loss of ability to acquire inventory on consignment;

●	increases in product cost that we may not be able to pass on to our customers;

●	reductions in product pricing due to competitor promotional activities;

●	changes in inventory requirements based on longer delivery times of the manufacturers or other requirements which would negatively impact our delivery and distribution capabilities;

●
increases in the retained portion of our customer receivables portfolio under our current asset-backed securitization program as a result of changes in performance or types of customer receivables transferred (promotional versus non-promotional and primary versus secondary portfolio), or as a result of a change in the mix of funding sources available under the asset-backed securitization program, requiring higher collateral levels, or limitations on our ability to obtain financing through commercial paper-based funding sources;

●
reduced availability under our asset-based revolving credit facility as a result of borrowing base requirements and the impact on the borrowing base calculation of changes in the performance or eligibility of the customer receivables financed by that facility;

●	reduced availability under our revolving credit facility or asset-backed securitization financing facilities as a result of non-compliance with the covenant requirements;

●
reduced availability under our revolving credit facility or asset-backed securitization financing facilities as a result of the inability of any of the financial institutions providing those facilities to fund their commitment,

●
reductions in the capacity or inability to expand the capacity available for financing our customer receivables portfolio under existing or replacement asset-backed securitization programs or a requirement that we retain a higher percentage of the credit portfolio under such programs;

●	increases in borrowing costs (interest and administrative fees relative to our customer receivables portfolio associated with the funding of our customer receivables);

●	increases in personnel costs or other costs for us to stay competitive in our markets; and

●	inability to renew or replace all or a portion of our current credit facilities at their annual maturity dates.

We are discussing various options to renew or replace our existing credit facilities, including exploring opportunities to raise capital in the various debt and equity capital markets. If necessary, in addition to available cash balances, cash flow from operations and borrowing capacity under our revolving facilities, additional cash to fund our growth and increases in customer receivables balances could be obtained by:

●	reducing capital expenditures for new store openings,

●	taking advantage of longer payment terms and financing available for inventory purchases,

●	utilizing other sources for providing financing to our customers,

●	negotiating to expand the capacity available under existing credit facilities, and

●	accessing equity or debt markets.

During the three months ended April 30, 2010, net cash provided by operating activities decreased from $48.7 million provided by operating activities during the three months ended April 30, 2009, to $29.2 million provided by operating activities. The decline was driven primarily by:

-	cash used for the growth in inventory and other accounts receivable and lower net income,

-
partially offset by cash provided from growth in accounts payable, to support the inventory growth, and an increase in cash received from the decrease in customer accounts receivable and cash from income taxes, which was driven by a $9.5 million tax refund received during the quarter.

In addition to net income and depreciation and amortization, operating cash flows for the current period were impacted primarily by:

-	the decrease in customer accounts receivable, which drove a $25.5 million increase in operating cash flows,

-	a $9.5 million income tax refund received that contributed to the $13.1 million increase in operating cash flows from income taxes payable, and

-	a $25.4 million increase in inventory, that was partially offset by a $15.3 million increase in accounts payable, resulting in a net reduction of operating cash flows of $10.1 million.

Net cash used in investing activities decreased from $3.8 million used in the fiscal 2010 period to $0.2 million used in the fiscal 2011 period. The net decrease in cash used in investing activities resulted primarily from a decline in purchases of property and equipment in the current year period, as we reduced capital expenditures while we assess capital availability for growth in the credit portfolio, store remodels and new store openings. We estimate that our total capital expenditures for fiscal 2011 will be approximately $5 million to $10 million, based on our current plans, which could change based on capital availability.

Net cash from financing activities decreased from $49.8 million used during the three months ended April 30, 2009, to $35.6 million used during the three months ended April 30, 2010. During the quarter ended April 30, 2010, we used cash flows from customer accounts receivable collections, net income and a tax refund, net of other working capital changes, to pay down amounts owed under our financing facilities. Additionally, we paid approximately $3.1 million in deferred financing costs, primarily related to the credit facility amendments we completed during the quarter.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates under our revolving credit facility are variable and are determined, at our option, as the base rate, which is the prime rate plus the base rate margin, which ranges from 3.25% to 3.75%, or LIBOR plus the LIBOR margin, which ranges from 3.25% to 3.75%. Interest rates under our securitization program’s variable funding note facility are variable and are determined based on the commercial paper rate plus a spread of 2.50%. Accordingly, changes in the prime rate, the commercial paper rate or LIBOR, which are affected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, these credit facilities.

Since January 31, 2010, the securitization program’s variable rate debt has decreased from $196.4 million, or 56.7% of its total debt, to $170.0 million, or 53.1% of its total debt. As a result, a 100 basis point increase in interest rates on the variable rate debt would increase borrowing costs $1.7 million over a 12-month period, based on the balance outstanding at April 30, 2010.

Since January 31, 2010, the balance outstanding under our asset-based revolving credit facility has decreased from $105.5 million to $99.4 million at April 30, 2010. Additionally, since January 31, 2010, the notional balance of interest swaps used to fix the rate on a portion of asset-based revolving credit facility balance has decreased from $40 million to $25 million at April 30, 2010. As a result, a 100 basis point increase in interest rates on the asset-based revolving credit facility would increase our borrowing costs by $0.7 million over a 12-month period, based on the balance outstanding at April 30, 2010, after considering the impact of the interest rate swaps.

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

For the quarter ended April 30, 2010, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended January 31, 2010, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 25, 2010, the following proposals were submitted to stockholders with the following results:

1. Election of ten directors

	Number of Shares
	For	Withheld
Marvin D. Brailsford	17,397,184	125,813
Timothy L. Frank	17,398,562	124,435
Jon E. M. Jacoby	15,447,102	2,075,895
Bob L. Martin	17,398,470	124,527
Douglas H. Martin	17,397,107	125,890
Dr. William C. Nylin, Jr.	17,399,833	123,164
Scott L. Thompson	17,345,804	177,193
William T. Trawick	15,716,226	1,806,771
Theodore M. Wright	17,399,733	123,264

2. Approval of the Audit Committee’s appointment of Ernst & Young, LLP as our independent public accountants for the fiscal year ending January 31, 2011.

Number of Shares
For	19,886,964
Against	7,420
Abstain	-

Item 5.  Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since we last provided disclosure in response to the requirements of Item 7(d)(2)(ii)(G) of Schedule 14A.

On May 25, 2010, the base salaries of four of our named executive officers were restored to their level prior to the temporary ten percent reduction that took place on November 24, 2009.  These officers are Timothy L. Frank, Chief Executive Officer and President, Michael J. Poppe, Executive Vice-President and Chief Financial Officer, David W. Trahan, President – Retail Division and Reymundo de la Fuente, President – Credit Division.  The salary of Mr. Frank was restored to $360,000 and the salaries of Messrs. Poppe, Trahan, and de la Fuente were restored to $265,000.

Mr. Poppe, currently our Chief Financial Officer, was appointed to be our Executive Vice President and Chief Financial Officer, effective June 1, 2010.

On May 25, 2010, a new schedule of fees paid to the non-employee directors on our board was adopted.

Each non-employee director of the board in respect of his or her service on the board receives or will receive:

●	an annual retainer of $50,000 for the 2010 annual meeting through the 2012 annual meeting;
●	an additional annual retainer of $10,000 for the chairs of the Audit Committee and the Compensation Committee.

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

Date: May 27, 2010

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

10.13.2
Second Amendment to Servicing Agreement dated November 28, 2005, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.2 to Conn’s, Inc.  Form 10-Q for the quarterly period ended October 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 1, 2005).

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