Form 10-Q/A
period 2010-04-30
CONNS INC
filed 2010-06-08
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A
(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, originally filed on May 27, 2010, to correct an error in Exhibits 32.1 and 99.6. As originally filed, the CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, provided in Exhibit 32.1, erroneously referred to the period ended October 31, 2009, instead of the correct period ended April 30, 2010, and the SUBCERTIFICATION OF CHAIRMAN OF THE BOARD, PRESIDENTS, TREASURER AND SECRETARY IN SUPPORT OF 18 U.S.C. SECTION 1350 CERTIFICATION, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, provided in Exhibit 99.6, also erroneously referred to the period ended October 31, 2009, instead of the correct period ended April 30, 2010.  These two periods are being corrected by this Amendment.

Additionally, in Part II, Item 1, Legal Proceedings, we are adding information regarding our litigation with the Texas Attorney General, including the fact that on June 8, 2010, the judge in the Texas State District Court of Harris County, Texas, signed an Order confirming the terms and conditions of the Rule 11 Settlement Agreement between us and the Texas Attorney General, fully and finally resolving the litigation filed against us by the Texas Attorney General.

This amendment to the original Form 10-Q amends and restates only the information stated above.  We have not updated any disclosures in this amendment to speak as of a later date than the original filing.  All information contained in this amendment and the original Form 10-Q is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On June 8, 2010, the judge in the Texas State District Court of Harris County, Texas, signed an Order confirming the terms and conditions of the Rule 11 Settlement Agreement between us and the Texas Attorney General, fully and finally resolving the litigation filed against us by the Texas Attorney General, which alleged unlawful and deceptive practices in violation of the Texas Deceptive Trade Practices-Consumer Protection Act. Under the terms of the Settlement and the Order we did not admit, and continue to deny, any wrongdoing. As part of the Order confirming the settlement agreement, we made two cash payments, one in the amount of $2.5 million on December 17, 2009 and a second payment in the amount of $2.0 million on February 18, 2010, to the Texas Attorney General for distribution to consumers as restitution for claims our customers have. We also paid $250,000 to the Texas Attorney General for its attorney’s fees, and agreed to and did donate $100,000 to the University of Houston Law Center for its use in its consumer protection programs.

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

Date: June 8, 2010

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