Form 10-Q/A
period 2010-04-30
CONNS INC
filed 2010-07-07
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 2)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010	Commission File Number 000-50421
CONN’S, INC.
(Exact name of registrant as specified in its charter)

A Delaware Corporation (State or other jurisdiction of incorporation or organization)	06-1672840 (I.R.S. Employer Identification Number)
3295 College Street
Beaumont, Texas 77701
(409) 832-1696
(Address, including zip code, and telephone
number, including area code, of registrant’s
principal executive offices)
NONE
(Former name, former address and former
fiscal year, if changed since last report)
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 24, 2010:

Class	Outstanding
Common stock, $.01 par value per share	22,480,848

EXPLANATORY NOTE
          We are filing this amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, to include information about our retail and credit segments and provide updated risk factors. As a result of our adoption of new accounting principles that resulted in the consolidation of our finance subsidiary and the changes in the financial markets and availability of capital, we have expanded the operational reporting now being used by management to provide more detailed operating performance information for our retail and credit operations, including modification of the financial information reported to the chief decision maker and the board of directors. As such, we are including segment information in the footnotes to the financial statements and Management’s Discussion and Analysis.
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Conn’s, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31,	April 30,
	2010	2010
	(As adjusted
	see Note 1)	(unaudited)
Assets
Cash and cash equivalents (includes balances of VIE of $104 and $107, respectively)	$12,247	$5,708
Other accounts receivable, net of allowance of $50 and $52, respectively	23,254	30,291
Customer accounts receivable, net of allowance of $19,204 and $18,087 respectively (includes balances of VIE of $279,948 and $262,403, respectively)	368,304	353,551
Inventories	63,499	88,901
Deferred income taxes	15,237	14,826
Federal income taxes recoverable	8,148	—
Prepaid expenses and other assets	8,050	6,628

Total current assets	498,739	499,905
Long-term portion of customer accounts receivable, net of allowance of $16,598 and $15,454, respectively (includes balances of VIE of $241,971 and $224,193, respectively)	318,341	302,070
Property and equipment
Land	7,682	7,490
Buildings	10,480	10,378
Equipment and fixtures	23,797	23,826
Transportation equipment	1,795	1,684
Leasehold improvements	91,299	91,320

Subtotal	135,053	134,698
Less accumulated depreciation	(75,350)	(78,335)

Total property and equipment, net	59,703	56,363
Non-current deferred income tax asset	5,485	6,404
Other assets, net (includes balances of VIE of $7,106 and $7,886, respectively)	10,198	12,287

Total assets	$892,466	$877,029

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt (includes balances of VIE of $63,900 and $100,000, respectively)	$64,055	$100,162
Accounts payable	39,944	55,238
Accrued compensation and related expenses	5,697	5,049
Accrued expenses	31,685	24,181
Income taxes payable	2,640	7,941
Deferred revenues and allowances	14,596	13,353

Total current liabilities	158,617	205,924
Long-term debt (includes balances of VIE of $282,500 and $220,000, respectively)	388,249	319,611
Other long-term liabilities	5,195	4,995
Fair value of interest rate swaps	337	251
Deferred gains on sales of property	905	874
Stockholders’ equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 40,000,000 shares authorized; 24,194,555 and 24,204,053 shares issued at January 31, 2010 and April 30, 2010, respectively)	242	242
Additional paid-in capital	106,226	106,835
Accumulated other comprehensive loss	(218)	(163)
Retained earnings	269,984	275,531
Treasury stock, at cost, 1,723,205 shares	(37,071)	(37,071)

Total stockholders’ equity	339,163	345,374

Total liabilities and stockholders’ equity	$892,466	$877,029

See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except earnings per share)

	Three Months Ended
	April 30,
	2009	2010
	(As adjusted
	see Note 1)
Revenues
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

Conn’s, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended April 30, 2010
(unaudited)
(in thousands, except descriptive shares)

				Other
			Additional	Compre-
	Common Stock		Paid-in	hensive	Retained	Treasury
	Shares	Amount	Capital	Loss	Earnings	Stock	Total
Balance January 31, 2010 (As adjusted, see Note 1)	24,194	$242	$106,226	$(218)	$269,984	$(37,071)	$339,163
Issuance of shares of common stock under Employee Stock Purchase Plan	10	—	48				48
Stock-based compensation			561				561
Net income					5,547		5,547
Adjustment of fair value of interest rate swaps net of tax of $31				55			55

Other comprehensive income				55			55

Total comprehensive income							5,602

Balance April 30, 2010	24,204	$242	$106,835	$(163)	$275,531	$(37,071)	$345,374

See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Three Months Ended
	April 30,
	2009	2010
	(As adjusted
	see Note 1)
Cash flows from operating activities
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
April 30, 2010
1. Summary of Significant Accounting Policies
     Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise described herein. Operating results for the three month period ended April 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2011. The financial statements should be read in conjunction with the Company’s (as defined below) audited consolidated financial statements and the notes thereto included in the Company’s Current Report on Form 8-K filed on July 7, 2010.
     The Company’s balance sheet at January 31, 2010, has been derived from the audited financial statements at that date, revised for the retrospective application of the new accounting principles discussed below, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete financial presentation. Please see the Company’s Form 8-K for a complete presentation of the audited financial statements for the fiscal year ended January 31, 2010, together with all required footnotes, and for a complete presentation and explanation of the components and presentations of the financial statements.
     Business Activities. The Company, through its retail stores, provides products and services to its customer base in seven primary market areas, including southern Louisiana, southeast Texas, Houston, South Texas, San Antonio/Austin, Dallas/Fort Worth and Oklahoma. Products and services offered through retail sales outlets include home appliances, consumer electronics, home office equipment, lawn and garden products, mattresses, furniture, repair service agreements, installment and revolving credit account programs, and various credit insurance products. These activities are supported through an extensive service, warehouse and distribution system. For the reasons discussed below, the Company has aggregated its results into two operating segments: credit and retail. The Company’s retail stores bear the “Conn’s” name, and deliver the same products and services to a common customer group. The Company’s customers generally are individuals rather than commercial accounts. All of the retail stores follow the same procedures and methods in managing their operations. The Company’s management evaluates performance and allocates resources based on the operating results of its retail and credit segments. With the adoption of the new accounting principles discussed below, which require the consolidation of the Company’s variable interest entity engaged in receivables securitizations, it began separately evaluating the performance of its retail and credit operations. As a result, management believes it is appropriate to disclose separate financial information of its retail and credit segments. The separate financial information is disclosed in footnote 6 — “Segment Reporting”.
     Adoption of New Accounting Principles. The Company enters into securitization transactions to transfer eligible retail installment and revolving customer receivables and retains servicing responsibilities and subordinated interests. Additionally, the Company transfers the eligible customer receivables to a bankruptcy-remote variable interest entity (VIE). In June 2009, the FASB issued revised authoritative guidance to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about:
•	a transfer of financial assets;

•	the effects of a transfer on its financial position, financial performance, and cash flows; and

•	a transferor’s continuing involvement, if any, in transferred financial assets; and,

•	Improvements in financial reporting by companies involved with variable interest entities to provide more relevant and reliable information to users of financial statements by requiring an enterprise

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
     The Company determined that it qualifies as the primary beneficiary of its VIE based on the following considerations:
•	The Company directs the activities that generate the customer receivables that are transferred to the VIE,

•	The Company directs the servicing activities related to the collection of the customer receivables transferred to the VIE,

•	The Company absorbs all losses incurred by the VIE to the extent of its residual interest in the customer receivables held by the VIE before any other investors incur losses, and

•	The Company has the rights to receive all benefits generated by the VIE after paying the contractual amounts due to the other investors.
As a result, the Company’s adoption of the provisions of the new guidance, effective February 1, 2010, resulted in the Company’s VIE, which is engaged in customer receivable financing and securitization, being consolidated in the Company’s balance sheet and the Company’s statements of operations, stockholders’ equity and cash flows. Previously, the operations of the VIE were reported off-balance sheet. The Company has elected to apply the provisions of this new guidance by retrospectively restating prior period financial statements to give effect to the consolidation of the VIE, presenting the balances at their carrying value as if they had always been carried on its balance sheet. The retrospective application impacted the comparative prior period financial statements as follows:
•	For the three months ended April 30, 2009, Income before income taxes was reduced by approximately $0.3 million.

•	For the three months ended April 30, 2009, Net income was reduced by approximately $0.2 million.

•	For the three months ended April 30, 2009, Basic earnings per share was unchanged.

•	For the three months ended April 30, 2009, Diluted earnings per share was reduced by $0.01.

•	For the three months ended April 30, 2009, Cash flows from operating activities was increased by approximately $46.5 million.

•	For the three months ended April 30, 2009, Cash flows from financing activities was reduced by approximately $46.5 million.

•	As of January 31, 2010, the net of current assets and current liabilities increased approximately $25.4 million;

•	As of January 31, 2010, Customer accounts receivable, net, were increased approximately $488.5 million, Net deferred tax assets were increased approximately $3.0 million and Other assets were increased approximately $7.1 million;

•	As of January 31, 2010, Interests in the securitized assets of its VIE of approximately $157.7 million was eliminated;

•	As of January 31, 2010, current and long-term debt were increased approximately $63.9 million and $282.5 million, respectively; and

•	As of January 31, 2010, Retained earnings was decreased approximately $5.2 million.

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
     Fair Value of Financial Instruments. The fair value of cash and cash equivalents, receivables and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of the Company’s long-term debt and the VIE’s $170 million 2002 Series A variable funding note approximate their carrying amount based on the fact that the agreements were recently amended and the cost of the borrowings were revised to reflect current market conditions. The estimated fair value of the VIE’s $150 million 2006 Series A medium term notes was approximately $141 million and $139 million as of April 30, 2010 and January 31, 2010, respectively, based on its estimate of the rates available at these dates, for instruments with similar terms and maturities. The Company’s interest rate swaps are presented on the balance sheet at fair value.
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

     Subsequent Events. Subsequent events have been evaluated through the date of issuance. No material subsequent events have occurred since April 30, 2010, that required recognition or disclosure in the Company’s current period financial statements
     Reclassifications. Certain reclassifications have been made in the prior year’s financial statements to conform to the current year’s presentation, by reclassifying the balance of construction-in-progress of approximately $0.9 million from Property and equipment — Buildings to Property and equipment — Leasehold improvements, on the consolidated balance sheet.
2. Supplemental Disclosure of Finance Charges and Other Revenue
     The following is a summary of the classification of the amounts included as Finance charges and other for the three months ended April 30, 2009 and 2010 (in thousands):

	Three Months ended
	April 30,
	2009	2010
Interest income and fees on customer receivables	$34,956	$30,393
Insurance commissions	4,630	3,837
Other	114	250

Finance charges and other	$39,700	$34,480

3. Supplemental Disclosure of Customer Receivables
     The following tables present quantitative information about the receivables portfolios managed by the Company (in thousands):

	Total Outstanding Balance
	of Customer Receivables		60 Days Past Due (1)		Reaged (1)
	January 31,	April 30,	January 31,	April 30,	January 31,	April 30,
	2010	2010	2010	2010	2010	2010
Primary portfolio:
Installment	$555,573	$532,869	$46,758	$38,577	$93,219	$87,196
Revolving	41,787	36,193	2,017	1,884	1,819	1,762

Subtotal	597,360	569,062	48,775	40,461	95,038	88,958
Secondary portfolio:
Installment	138,681	131,430	24,616	19,471	49,135	45,051

Total receivables managed	736,041	700,492	$73,391	$59,932	$144,173	$134,009

Allowance for uncollectible accounts	(35,802)	(33,541)
Allowances for promotional credit programs	(13,594)	(11,330)
Current portion of customer accounts receivable, net	368,304	353,551

Long-term customer accounts receivable, net	$318,341	$302,070

Receivables transferred to the VIE	$521,919	$486,596	$59,840	$47,540	$122,521	$110,082
Receivables not transferred to the VIE	214,122	213,896	13,551	12,392	21,652	23,927

Total receivables managed	$736,041	$700,492	$73,391	$59,932	$144,173	$134,009

(1)	Amounts are based on end of period balances and accounts could be represented in both the past due and reaged columns shown above.

			Net Credit
	Average Balances		Charge-offs (2)
	Three Months Ended		Three Months Ended
	April 30,		April 30,
	2009	2010	2009	2010
Primary portfolio:
Installment	$547,980	$542,675
Revolving	35,291	38,839

Subtotal	583,271	581,514	$3,916	$6,153
Secondary portfolio:
Installment	159,270	134,324	1,689	2,092

Total receivables managed	$742,541	$715,838	$5,605	$8,245

Receivables transferred to the VIE	$615,761	$503,280	$5,249	$6,077
Receivables not transferred to the VIE	126,780	212,558	356	2,168

Total receivables managed	$742,541	$715,838	$5,605	$8,245

(2)	Amounts represent total credit charge-offs, net of recoveries, on total customer receivables.

4. Debt and Letters of Credit
     The Company’s borrowing facilities consist of an asset-based revolving credit facility, a $10 million unsecured revolving line of credit, its VIE’s 2002 Series A variable funding note and its VIE’s 2006 Series A medium term notes. Debt consisted of the following at the periods ended (in thousands):

	January 31,	April 30,
	2010	2010

Asset-based revolving credit facility	$105,498	$99,400
2002 Series A Variable Funding Note	196,400	170,000
2006 Series A Notes	150,000	150,000
Unsecured revolving line of credit for $10 million maturing in September 2010	—	—
Other long-term debt	406	373

Total debt	452,304	419,773
Less current portion of debt	64,055	100,162

Long-term debt	$388,249	$319,611

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
     In March 2010, the Company and its VIE completed amendments to the various borrowing agreements that revised the covenant requirements as of January 31, 2010, and revised certain future covenant requirements. The revised covenant calculations include both the operating results and assets and liabilities of the Company and the VIE, effective January 31, 2010, for all financial covenant calculations. In addition to the covenant changes, the Company, as servicer of the customer receivables, agreed to implement certain additional collection procedures if certain performance requirements were not maintained, and agreed to make fee payments to the 2002 Series A facility providers on the amount of the commitment available at specific future dates. The Company also agreed to use the proceeds from any capital raising activity it completes to further reduce the commitments and debt outstanding under the securitization program’s debt facilities. The fee payments will equal the following rates multiplied time the total available borrowing commitment under the 2002 Series A facility on the dates shown:
•	50 basis points on May 1, 2010,

•	100 basis points on August 1, 2010,

•	110 basis points on November 1, 2010,

•	115 basis points on February 1, 2011,

•	115 basis point on May 1, 2011, and

•	123 basis points on August 1, 2011.
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
     The Company’s asset—based revolving credit facility provides it the ability to utilize letters of credit to secure its obligations as the servicer under its VIE’s asset-backed securitization program, deductibles under the Company’s property and casualty insurance programs and international product purchases, among other acceptable uses. At April 30, 2010, the Company had outstanding letters of credit of $21.7 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $21.7 million as of April 30, 2010.
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

     For information on the location and amounts of derivative fair values in the statement of operation, see the tables presented below (in thousands):

	Fair Values of Derivative Instruments
	Liability Derivatives
	January 31, 2010		April 30, 2010
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments under
Interest rate contracts	Other liabilities	$337	Other liabilities	$251

Total derivatives designated as hedging instruments		$337		$251

Amount of
Gain or (Loss)
				Amount of			Recognized in
				Gain or (Loss)		Location of	Income on
	Amount of			Reclassified		Gain or (Loss)	Derivative
	Gain or (Loss)		Location of	from		Recognized in	(Ineffective
	Recognized		Gain or (Loss)	Accumulated		Income on	Portion
	in OCI on		Reclassified	OCI into		Derivative	and Amount
	Derivative		from	Income		(Ineffective	Excluded from
	(Effective		Accumulated	(Effective		Portion	Effectiveness
Derivatives in	Portion)		OCI into	Portion)		and Amount	Testing)
Cash Flow	Three Months Ended		Income	Three Months Ended		Excluded from	Three Months Ended
Hedging	April 30,	April 30,	(Effective	April 30,	April 30,	Effectiveness	April 30,	April 30,
Relationships	2009	2010	Portion)	2009	2010	Testing)	2009	2010
Interest Rate Contracts	$(81)	$55	Interest income/ (expense)	$(17)	$(98)	Interest income/ (expense)	$—	$—

Total	$(81)	$55		$(17)	$(98)		$—	$—

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
Reconciliation of deferred revenues on repair service agreements

	Three Months Ended
	April 30,
	2009	2010

Balance in deferred revenues at beginning of period	$7,213	$7,268
Revenues earned during the period	(1,733)	(1,787)
Revenues deferred on sales of new agreements	1,833	1,801

Balance in deferred revenues at end of period	$7,313	$7,282

Total claims incurred during the period, excludes selling expenses	$716	$886

6. Segment Reporting
     Financial information by segment is presented in the following tables for the three months ended April 30, 2010 and 2009 (in thousands):

	Three Months Ended April 30,
	2009			2010
	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$184,817	$—	$184,817	$150,365	$—	$150,365
Repair service agreement commissions (net) (a)	12,087	(2,297)	9,790	10,925	(3,008)	7,917
Service revenues	5,544		5,544	4,757		4,757

Total net sales	202,448	(2,297)	200,151	166,047	(3,008)	163,039

Finance charges and other	114	39,586	39,700	250	34,230	34,480

Total revenues	202,562	37,289	239,851	166,297	31,222	197,519
Cost and expenses
Cost of goods and parts sold, including warehousing and occupancy costs	148,457	—	148,457	116,529	—	116,529
Selling, general and administrative expense (b)	43,830	15,507	59,337	40,150	16,475	56,625
Depreciation and amortization	2,982	419	3,401	3,023	1,095	4,118
Provision for bad debts	59	5,585	5,644	86	6,188	6,274

Total cost and expenses	195,328	21,511	216,839	159,788	23,758	183,546

Operating income	7,234	15,778	23,012	6,509	7,464	13,973
Interest expense, net	—	5,004	5,004	—	4,785	4,785
Other (income) expense, net	(8)	—	(8)	171	—	171

Segment income before income taxes	$7,242	$10,774	$18,016	$6,338	$2,679	$9,017

Total assets	$213,297	$705,056	$918,353	$209,589	$667,440	$877,029

(a)	— Retail repair service agreement commissions exclude repair service agreement cancellations that are the result of consumer credit account charge-offs. These amounts are reflected in repair service agreement commissions for the credit segment.

(b)	— Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $2.0 million for each of the three months ended April 30, 2010 and 2009. The amount of the reimbursement made to the retail segment by the credit segment was approximately $4.5 million and $4.6 million for the three months ended April 30, 2010 and 2009, respectively.

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
•	our ability to obtain capital for required capital expenditures and costs related to the opening of new stores or to update, relocate or expand existing stores;

•	our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving line of credit and proceeds from securitizations, and proceeds from accessing debt or equity markets;

•	our ability to renew or replace our existing borrowing facilities on or before the maturity dates of the facilities;

•	the cost or terms of any amended, renewed or replacement credit facilities;

•	our ability to obtain additional funding for the purpose of funding the customer receivables generated by us, including limitations on our ability to obtain financing through the commercial paper-based funding sources in our securitization program;

•	our inability to maintain compliance with debt covenant requirements, including taking the actions necessary to maintain compliance with the covenants, such as obtaining amendments to the borrowing facilities that modify the covenant requirements, which could result in higher borrowing costs;

•	reduced availability under our asset-based revolving credit facility as a result of borrowing base requirements and the impact on the borrowing base calculation of changes in the performance or eligibility of the customer receivables financed by that facility;

•	increases in the retained portion of our customer receivables portfolio under our asset-backed securitization program as a result of changes in performance or types of customer receivables transferred, or as a result of a change in the mix of funding sources available to the securitization program, requiring higher collateral levels, or limitations on our ability to obtain financing through commercial paper-based funding sources;

•	the success of our growth strategy and plans regarding opening new stores and entering adjacent and new markets, including our plans to continue expanding into existing markets;

•	our ability to open and profitably operate new stores in existing, adjacent and new geographic markets;

•	our intention to update or expand existing stores;

•	our ability to introduce additional product categories;

•	the ability of the financial institutions providing lending facilities to us to fund their commitments;

•	the effect of any downgrades by rating agencies of our lenders on borrowing costs;

•	the effect on our borrowing cost of changes in laws and regulations affecting the providers of debt financing;

•	the effect of rising interest rates or borrowing spreads that could increase our cost of borrowing or reduce securitization income;

•	the effect of rising interest rates or other economic conditions on mortgage borrowers that could impair our customers’ ability to make payments on outstanding credit accounts;

•	our inability to make customer financing programs available that allow consumers to purchase products at levels that can support our growth;

•	the potential for deterioration in the delinquency status of the transferred or owned credit portfolios or higher than historical net charge-offs in the portfolios could adversely impact earnings;

•	technological and market developments, growth trends and projected sales in the home appliance and consumer electronics industry, including, with respect to digital products like Blu-ray players, HDTV, LED and 3-D televisions, GPS devices, home networking devices and other new products, and our ability to capitalize on such growth;

•	the potential for price erosion or lower unit sales points that could result in declines in revenues;

•	the effect of changes in oil and gas prices that could adversely affect our customers’ shopping decisions and patterns, as well as the cost of our delivery and service operations and our cost of products, if vendors pass on their additional fuel costs through increased pricing for products;

•	the ability to attract and retain qualified personnel;

•	both the short-term and long-term impact of adverse weather conditions (e.g. hurricanes) that could result in volatility in our revenues and increased expenses and casualty losses;

•	changes in laws and regulations and/or interest, premium and commission rates allowed by regulators on our credit, credit insurance and repair service agreements as allowed by those laws and regulations;

•	our relationships with key suppliers and their ability to provide products at competitive prices and support sales of their products through their rebate and discount programs;

•	the adequacy of our distribution and information systems and management experience to support our expansion plans;

•	the accuracy of our expectations regarding competition and our competitive advantages;

•	changes in our stock price or the number of shares we have outstanding;

•	the potential for market share erosion that could result in reduced revenues;

•	the accuracy of our expectations regarding the similarity or dissimilarity of our existing markets as compared to new markets we enter;

•	the use of third parties to complete certain of our distribution, delivery and home repair services;

•	general economic conditions in the regions in which we operate; and

•	the outcome of litigation or government investigations affecting our business.
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
General
     We intend for the following discussion and analysis to provide you with a better understanding of the financial condition and performance of our retail and credit segments for the indicated periods, including an analysis of those key factors that contributed to our financial condition and performance and that are, or are expected to be, the key “drivers” of our business.
     We are a specialty retailer with 76 retail locations in Texas, Louisiana and Oklahoma, that sells home appliances, including refrigerators, freezers, washers, dryers, dishwashers and ranges, a variety of consumer electronics, including LCD, LED, 3-D, plasma and DLP televisions, camcorders, digital cameras, Blu-ray and DVD players, video game equipment, MP3 players and home theater products, lawn and garden products, mattresses and furniture. We also sell home office equipment, including computers and computer accessories and continue to introduce additional product categories for the home and consumer entertainment, such as GPS devices, to help increase same store sales and to respond to our customers’ product needs. We require our sales associates to be knowledgeable of all of our products.
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

     The following tables present, for comparison purposes, information about our credit portfolios.

	Primary Portfolio (1)
	Three Months Ended
	1/31/2009	4/30/2009	1/31/2010	4/30/2010

Total outstanding balance (period end)	$589,922	$579,455	$597,360	$569,062
Average outstanding customer balance	$1,403	$1,405	$1,339	$1,341
Number of active accounts (period end)	420,585	412,387	446,203	424,383
Account balances over 60 days past due (period end)	$35,153	$33,003	$48,775	$40,461
Percent of balances over 60 days past due to total outstanding balance (period end)	6.0%	5.7%	8.2%	7.1%
Total account balances reaged (period end)	90,560	88,400	95,038	88,959
Percent of reaged balances to total outstanding balance (period end)	15.4%	15.3%	15.9%	15.6%
Account balances reaged more than six months (period end)	$36,452	$34,716	$35,448	$34,299
Weighted average credit score of outstanding balances	603	600	600	596
Total applications processed (2)	257,840	203,559	206,422	169,289
Percent of retail sales financed	48.9%	43.8%	54.7%	52.8%
Weighted average origination credit score of sales financed	636	634	631	626
Total applications approved	49.9%	45.9%	52.7%	50.5%
Average down payment	5.5%	7.6%	4.5%	4.1%
Average total outstanding balance	$579,539	$583,271	$601,763	$581,514
Bad debt charge-offs (net of recoveries)	$4,280	$3,916	$6,516	$6,153
Percent of bad debt charge-offs (net of recoveries) to average outstanding balance	3.0%	2.7%	4.3%	4.2%
Estimated percent of reage balances collected (3)	89.5%	90.4%	82.8%	83.5%

	Secondary Portfolio (1)
	Three Months Ended
	1/31/2009	4/30/2009	1/31/2010	4/30/2010

Total outstanding balance (period end)	$163,591	$155,097	$138,681	$131,430
Average outstanding customer balance	$1,394	$1,385	$1,319	$1,309
Number of active accounts (period end)	117,372	112,011	105,109	100,412
Account balances over 60 days past due (period end)	$19,988	$17,908	$24,616	$19,471
Percent of balances over 60 days past due to total outstanding balance (period end)	12.2%	11.5%	17.8%	14.8%
Total account balances reaged (period end)	$50,602	$49,850	$49,135	$45,051
Percent of reaged balances to total outstanding balance (period end)	30.9%	32.1%	35.4%	34.3%
Account balances reaged more than six months (period end)	$19,860	$20,185	$21,920	$20,931
Weighted average credit score of outstanding balances	521	524	526	528
Total applications processed (2)	114,133	96,443	89,615	75,345
Percent of retail sales financed	9.4%	8.5%	6.0%	6.4%
Weighted average origination credit score of sales financed	540	559	555	556
Total applications approved	23.2%	16.5%	19.3%	21.4%
Average down payment	20.1%	22.9%	21.2%	17.5%
Average total outstanding balance	$163,320	$159,270	$141,125	$134,324
Bad debt charge-offs (net of recoveries)	$2,043	$1,689	$2,325	$2,092
Percent of bad debt charge-offs (net of recoveries) to average outstanding balance	5.0%	4.2%	6.6%	6.2%
Estimated percent of reage balances collected (3)	90.3%	91.9%	86.2%	87.1%

	Combined Portfolio (1)
	Three Months Ended
	1/31/2009	4/30/2009	1/31/2010	4/30/2010

Total outstanding balance (period end)	$753,513	$734,552	$736,041	$700,492
Average outstanding customer balance	$1,401	$1,401	$1,335	$1,335
Number of active accounts (period end)	537,957	524,398	551,312	524,795
Account balances over 60 days past due (period end)	$55,141	$50,911	$73,391	$59,932
Percent of balances over 60 days past due to total outstanding balance (period end)	7.3%	6.9%	10.0%	8.6%
Total account balances reaged (period end)	$141,162	$138,250	$144,173	$134,010
Percent of reaged balances to total outstanding balance (period end)	18.7%	18.8%	19.6%	19.1%
Account balances reaged more than six months (period end)	$56,312	$54,901	$57,368	$55,230
Weighted average credit score of outstanding balances	585	584	586	583
Total applications processed (2)	371,973	300,002	296,037	244,634
Percent of retail sales financed	58.3%	52.3%	60.7%	59.2%
Weighted average origination credit score of sales financed	620	623	621	616
Total applications approved	41.7%	36.4%	42.6%	41.5%
Average down payment	7.4%	9.3%	6.2%	5.9%
Average total outstanding balance	$742,859	$742,541	$742,888	$715,838
Weighted average monthly payment rate	5.2%	5.8%	5.0%	6.0%
Bad debt charge-offs (net of recoveries)	$6,323	$5,605	$8,841	$8,245
Percent of bad debt charge-offs (net of recoveries) to average outstanding balance	3.4%	3.0%	4.8%	4.6%
Estimated percent of reage balances collected (3)	89.8%	91.0%	84.0%	84.7%

(1)	The Portfolios consist of owned and transferred receivables.

(2)	Unapproved and not declined credit applications in the primary portfolio are referred to the secondary portfolio.

(3)	Is calculated as 1 minus the percent of actual bad debt charge-offs (net of recoveries) of reage balances as a percent of average reage balances. The reage bad debt charge-offs are included as a component of Percent of bad debt charge-offs (net of recoveries) to average outstanding balance.
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
Executive Overview
     This narrative is intended to provide an executive level overview of our operations for the three months ended April 30, 2010. A detailed explanation of the changes in our operations for this period as compared to the prior year period is included under Results of Operations. Some of the more specific items impacting our operating and pretax income were:
•	For the three months ended April 30, 2010, compared to the same period last year, Total net sales decreased 18.6% and Finance charges and other decreased 13.1%. Total revenues decreased 17.7% while same store sales decreased 19.7% for the quarter ended April 30, 2010. The sales decline was primarily driven by:

•	more challenging economic conditions in Texas compared to the same quarter in the prior year, as evidenced by the unemployment rate rising from 6.8% in February 2009, to 8.3% in April 2010, and

•	management’s emphasis on improving retail gross margin, which increased from 25.0% to 27.9% for the three months ended April 30, 2009, and 2010, respectively, while maintaining price competitiveness.
•	Finance charges and other decreased 13.1% for the three months ended April 30, 2010, when compared to the same period last year, primarily due to a decrease in interest income and fees as the average interest income and fee yield earned on the portfolio fell from 18.8% for the three months April 30, 2009, to 17.0%, for the three months ended April 30, 2010, and the average balance of customer accounts receivable outstanding fell 3.6%. The interest income and fee yield fell as a result of the higher level of charge-offs experienced and the reduced amount of new credit accounts originated in the three months ended April 30, 2010, as compared to the same quarter in the prior fiscal year.

•	Deferred interest and “same as cash” plans under our consumer credit programs continue to be an important part of our sales promotion plans and are utilized to provide a wide variety of financing to enable us to appeal to a broader customer base. For the three months ended April 30, 2010, $25.6 million, or 17.0%, of our product sales were financed by our deferred interest and “same as cash” plans. For the comparable period in the prior year, product sales financed by our deferred interest and “same as cash” sales were $27.2 million, or 14.7%. Our promotional credit programs (same as cash and deferred interest programs), which require monthly payments, are reserved for our highest credit quality customers, thereby reducing the overall risk in the portfolio, and are typically used to finance sales of our highest margin products. We expect to continue to offer promotional credit in the future, including the use of third-party consumer credit programs, which financed $0.7 million and $13.5 million, of our product and repair service agreement sales during the three months ended April 30, 2009 and 2010, respectively.

•	Our total gross margin (Total revenues less Cost of goods sold) increased from 38.1% to 41.0% for the three months ended April 30, 2010, when compared to the same period in the prior year. The increase resulted primarily from:
•	an increase in retail gross margins (includes gross profit from product sales and repair service agreement commissions) from 25.0% for the three months ended April 30, 2009, to 27.9% for the three months ended April 30, 2010, respectively, which improved the total gross margin by 230 basis points. The increase was driven largely by a 300 basis point increase in product gross margins to 24.1% for the three months ended April 30, 2010, as we focused on improving pricing discipline on the sales floor while maintaining price competitiveness in the marketplace, and

•	a change in the revenue mix in the quarter ended April 30, 2010, such that higher gross margin finance charge and other revenues contributed a larger percentage of total revenues, resulted in an increase in the total gross margin of approximately 60 basis points.
•	During the three months ended April 30, 2010, Selling, general and administrative (SG&A) expense was reduced by $2.0 million, though it increased as a percent of revenues to 30.8% from 26.2% in the prior year period, due to the deleveraging effect of the decline in total revenues. The $2.0 million reduction in SG&A expense was driven primarily by lower compensation and related expense and reduced advertising expense, partially offset by increased amortization expense due to the amendments completed to our credit facilities, higher charges related to the increased use of third-party finance providers and increased use of contract delivery and installation services. The prior year period also included a $0.5 million charge to increase our litigation reserves.

•	The Provision for bad debts increased to $6.3 million for the three months ended April 30, 2010, from $5.6 million for the same quarter in the prior year period. While our total net charge-offs of customer and non-customer accounts receivable increased by $2.7 million compared to the first quarter of the prior fiscal year. In the first quarter we experienced an improvement in our credit portfolio performance (specifically, the trends in the delinquency rate, payment rate, net charge-off rate and percent of the portfolio reaged) over the fourth quarter of fiscal 2010. As such, our allowance for bad debts declined approximately $2.2 million during the three months ended April 30, 2010 from the fourth quarter of fiscal 2010, after absorbing the higher net charge-offs incurred in the fiscal quarter ended April 30, 2010.

•	Net interest expense decreased in the three months ended April 30, 2010, due primarily to reduced outstanding debt balances.

•	The provision for income taxes for the three months ended April 30, 2010, was impacted primarily by the change in pre-tax income.
Operational Changes and Resulting Outlook
     While we are continuing to assess the availability of capital for new store locations and growth of the credit portfolio, we do not currently have any new store openings planned.
     During the fiscal year ended January 31, 2010, we adjusted our underwriting guidelines and reduced the volume of credit accounts we originated in our Secondary Portfolio. As a result of the changes in our underwriting guidelines, we saw improved credit portfolio performance during the first quarter of fiscal 2011, evidenced by:
•	a 140 basis point reduction in the 60+ day delinquency percentage from 10.0% at January 31, 2010, to 8.6% at April 30, 2010, as compared to a 40 basis point reduction in the same percentage from 7.3% at January 31, 2009, to 6.9% at April 30, 2009,

•	a 50 basis point, or $10 million, reduction in the percent and balance, respectively, of the credit portfolio that has been reaged, to 19.1%, or $134.0 million, as of April 30, 2010, as compared to January 31, 2010, and

•	the payment rate percentage, the amount collected on credit accounts during a month as a percentage of the portfolio balance at the beginning of the month, increased in February, March and April of the current year as compared to the same months in the prior year.
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

     Results of Operations
     The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

	Three Months Ended
	April 30,
	2010	2009
Revenues:
Product sales	76.1%	77.0%
Repair service agreement commissions (net)	4.0	4.1
Service revenues	2.4	2.3

Total net sales	82.5	83.4

Finance charges and other	17.5	16.6

Total revenues	100.0	100.0
Costs and expenses:
Cost of goods sold, including warehousing and occupancy cost	57.8	60.8
Cost of parts sold, including warehousing and occupancy cost	1.2	1.1
Selling, general and administrative expense	30.8	26.2
Provision for bad debts	3.2	2.4

Total costs and expenses	93.0	90.5

Operating income	7.0	9.5
Interest expense, net	2.4	2.1
Other (income) / expense, net	0.1	0.0

Income before income taxes	4.5	7.4
Provision for income taxes	1.8	2.8

Net income	2.7%	4.6%

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

Analysis of consolidated statements of operations
Total consolidated

	Three months ended		2010 vs. 2009
	April 30,		Incr/(Decr)
(in thousands except percentages)	2010	2009	Amount	Pct
Revenues
Product sales	$150,365	$184,817	($34,452)	(18.6)%
Repair service agreement commissions (net)	7,917	9,790	(1,873)	(19.1)
Service revenues	4,757	5,544	(787)	(14.2)

Total net sales	163,039	200,151	(37,112)	(18.5)

Finance charges and other	34,480	39,700	(5,220)	(13.1)

Total revenues	197,519	239,851	(42,332)	(17.6)
Cost and expenses
Cost of goods and parts sold	116,529	148,457	(31,928)	(21.5)

Gross Profit	80,990	91,394	(10,404)	(11.4)
Gross Margin	41.0%	38.1%
Selling, general and administrative expense	56,625	59,337	(2,712)	(4.6)
Depreciation and amortization	4,118	3,401	717	21.1
Provision for bad debts	6,274	5,644	630	11.2

Total costs and expenses	183,546	216,839	(33,293)
Operating income	13,973	23,012	(9,039)	(39.3)
Operating Margin	7.1%	9.6%
Interest expense	4,785	5,004	(219)	(4.4)
Other (income) expense	171	(8)	179	(2237.5)

Pretax Income	9,017	18,016	(8,999)	(50.0)
Provision for income taxes	3,470	6,660	(3,190)	(47.9)

Net Income	$5,547	$11,356	($5,809)	(51.2)

Retail segment

	Three months ended		2010 vs. 2009
	April 30,		Incr/(Decr)
(in thousands except percentages)	2010	2009	Amount	Pct
Revenues
Product sales	$150,365	$184,817	($34,452)	(18.6)%
Repair service agreement commissions (net) (a)	10,925	12,087	(1,162)	(9.6)
Service revenues	4,757	5,544	(787)	(14.2)

Total net sales	166,047	202,448	(36,401)	(18.0)

Finance charges and other	250	114	136	119.3

Total revenues	166,297	202,562	(36,265)	(17.9)
Cost and expenses
Cost of goods and parts sold	116,529	148,457	(31,928)	(21.5)

Gross Profit	49,768	54,105	(4,337)	(8.0)
Gross Margin	29.9%	26.7%
Selling, general and administrative expense (b)	40,150	43,830	(3,680)	(8.4)
Depreciation and amortization	3,023	2,982	41	1.4
Provision for bad debts	86	59	27	45.8

Total costs and expenses	159,788	195,328	(35,540)	(18.2)

Operating income	6,509	7,234	(725)	(10.0)
Operating Margin	3.9%	3.6%
Other (income) expense	171	(8)	179	(2237.5)

Segment Income before Income Taxes	$6,338	$7,242	$(904)	(12.5)

Credit segment

	Three months ended		2010 vs. 2009
	April 30,		Incr/(Decr)
(in thousands except percentages)	2010	2009	Amount	Pct
Revenues
Product sales	$0	$0	$0	N/A
Repair service agreement commissions (net) (a)	(3,008)	(2,297)	(711)	31.0

Total net sales	(3,008)	(2,297)	(711)	31.0

Finance charges and other	34,230	39,586	(5,356)	(13.5)

Total revenues	31,222	37,289	(6,067)	(16.3)
Cost and expenses
Selling, general and administrative expense (b)	16,475	15,507	968	6.2
Depreciation and amortization	1,095	419	676	161.3
Provision for bad debts	6,188	5,585	603	10.8

Total costs and expenses	23,758	21,511	2,247	10.4

Operating income	7,464	15,778	(8,314)	(52.7)
Operating Margin	23.9%	42.3%
Interest expense	4,785	5,004	(219)	(4.4)

Segment Income before Income Taxes	$2,679	$10,774	$(8,095)	(75.1)

(a)	Retail repair service agreement commissions exclude repair service agreement cancellations that are the result of consumer credit account charge-offs. These amounts are reflected in repair service agreement commissions for the credit segment.

(b)	Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $2.0 million for each of the three months ended April 30, 2010 and 2009. The amount of reimbursement made to the retail segment by the credit segment was approximately $4.5 million and $4.6 million for the three months ended April 30, 2010 and 2009, respectively.
Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009

			Change
(Dollars in Millions)	2010	2009	$	%
Net sales	$163.0	$200.2	(37.2)	(18.6)
Finance charges and other	34.5	39.7	(5.2)	(13.1)
Revenues	$197.5	$239.9	(42.4)	(17.7)

The $37.2 million decrease in net sales consists of the following:
•	a $38.2 million same store sales decrease of 19.7%;

•	a $1.4 million net increase generated by four retail locations that were not open for the three months in each period. Two new locations were opened subsequent to February 1, 2009 and two of our clearance centers were closed subsequent to February 1, 2009;

•	a $0.4 million increase resulted from a decrease in discounts on extended-term non-interest bearing credit sales (those with terms longer than 12 months); and

•	a $0.8 million decrease in service revenues.

     The components of the $37.2 million decrease in net sales were a $34.5 million decrease in Product sales and a $2.7 million decrease in repair service agreement commissions and service revenues. The $34.5 million decrease in product sales resulted from the following:
•	approximately $6.6 million decrease attributable to decreases in total unit sales, due primarily to decreased unit sales in consumer electronics and appliances, partially offset by increases in track and furniture and mattresses, and

•	approximately $27.9 million decrease attributable to an overall decrease in the average unit price. The decrease was due primarily to a decrease in price points in the electronics and track categories, partially offset by an increase in appliances.
     The $2.7 million decrease in repair service agreement commissions and service revenues consisted of:
•	a $1.2 million decrease in the retail segment’s repair service agreement commissions due primarily to the decline in product sales;

•	a $0.7 million decrease in the credit segment’s repair service agreement commissions due to the higher level of credit charge-offs experienced; and

•	a $0.8 million decrease in the retail segment’s service revenues due primarily to lower service labor revenues.

          The following table presents net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts (in thousands) and as a percent of total net sales. Classification of sales has been adjusted from previous presentations to ensure comparability between the categories.

	Three Months Ended April 30,
	2010		2009		Percent
Category	Amount	Percent	Amount	Percent	Change
Consumer electronics	$53,617	32.9%	$78,501	39.2%	(31.7	)%(1)
Home appliances	47,930	29.4	57,084	28.5	(16.0	)(2)
Track	21,278	13.0	21,524	10.8	(1.1	)(3)
Furniture and mattresses	18,886	11.6	19,052	9.5	(0.9	)(4)
Other	8,654	5.3	8,656	4.3	(0.0	)(5)

Total product sales	150,365	92.2	184,817	92.3	(18.6)
Repair service agreement commissions	7,917	4.9	9,790	4.9	(19.1	)(6)
Service revenues	4,757	2.9	5,544	2.8	(14.2)

Total net sales	$163,039	100.0%	$200,151	100.0%	(18.6)%

(1)	The consumer electronics category declined as the result of a 23.3% drop in unit sales of flat-panel televisions, compared to a 34.5% increase in the first quarter of the prior fiscal year, and an approximately 12.2% decline in average selling prices, related primarily to LCD televisions.

(2)	The home appliance category sales declined during the quarter on lower unit sales in all appliance categories, though average selling prices increased.

(3)	The track sales (consisting largely of computers, computer peripherals, video game equipment, portable electronics and small appliances) declined slightly as increased sales of laptops and the introduction of netbooks, and higher digital camera and accessory sales were offset primarily by declines in sales of camcorders, GPS devices and video game hardware.

(4)	The small decline in furniture and mattresses sales, compared to the 7.6% increase in the same quarter of the prior fiscal year, was driven by the slower economic conditions in our markets.

(5)	The decrease in delivery revenues included in Other product sales was largely offset by growth in lawn and garden sales.

(6)	The repair service agreement commissions decrease was driven largely by the decline in product sales. Additionally, increased cancellations of these agreements as a result of higher credit charge-offs reduced the repair service agreement commissions.

			Change
(Dollars in Thousands)	2010	2009	$	%
Interest income and fees	$30,393	$34,956	(4,563)	(13.1)
Insurance commissions	3,837	4,630	(793)	(17.1)
Other income	250	114	136	119.3
Finance charges and other	$34,480	$39,700	(5,220)	(13.1)

     Interest income and fees and insurance commissions are included in the Finance charges and other for the credit segment, while Other income is included in Finance charges and other for the retail segment.
     The decrease in Interest income and fees of the credit segment resulted primarily as the average interest income and fee yield earned on the portfolio fell from 18.8% for the three months April 30, 2009, to 17.0%, for the three months ended April 30, 2010, and the average balance of customer accounts receivable outstanding fell 3.6%. The interest income and fee yield dropped as a result of the higher level of charge-offs experienced and the reduced volume of new credit accounts originated in the three months ended April 30, 2010, as compared to the same quarter in the prior fiscal year. Insurance commissions of the credit segment declined due primarily to lower retrospective commissions and lower interest earnings on funds held by the insurance company for the payment of claims.

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

			Change
(Dollars in Millions)	2010	2009	$	%
Cost of service parts sold	$2.4	$2.6	(0.2)	(8.3)
As a percent of service revenues	49.9%	46.7%		3.2%

     This decrease was due primarily to a 13.4% decrease in parts sales.

			Change
(Dollars in Millions)	2010	2009	$	%
Selling, general and administrative expense — Retail	$43.2	$46.8	(3.6)	(7.7)
Selling, general and administrative expense — Credit	$17.5	$15.9	1.6	10.1
Selling, general and administrative expense — Total	$60.7	$62.7	(2.0)	(3.2)
As a percent of total revenues	30.8%	26.2%		4.6%

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
     Significant SG&A expense increases and decreases related to specific business segments included the following:
     Retail Segment
     The following are the significant factors affecting the retail segment:

•	Net advertising expense decreased by approximately $1.5 million from the 2009 period through improved efficiencies in our advertising program.

•	Bank and credit card fees increased by approximately $1.0 million from the 2009 period, primarily due to the use of the third-party finance providers for certain of our interest-free programs.

•	Total compensation costs and related expenses decreased approximately $4.2 million from the 2009 period, primarily due to reduced commissions payable as a result of reduced sales.

•	Contract delivery and installation costs increased approximately $0.8 million from the 2009 period as we increased our use of third-parties to provide these services.
     Credit Segment
     The following are the significant factors affecting the credit segment:
•	Amortization expense increased approximately $0.6 million from the 2009 period due to the amendment of our credit facilities.

•	Total compensation costs and related expenses increased approximately $1.0 million from the 2009 period as staffing was increased to address increased levels of delinquencies in the challenging economic environment.

			Change
(Dollars in Millions)	2010	2009	$	%
Provision for bad debts	$6.3	$5.6	0.7	12.9
As a percent of total revenues	3.2%	2.4%		0.8%

     The provision for bad debts is primarily related to the operations of our credit segment, with approximately $86,000 and $59,000 for the periods ended April 30, 2010 and 2009, respectively, included in the results of operations for the retail segment.
     The Provision for bad debts increased to $6.3 million for the three months ended April 30, 2010, from $5.6 million for the same quarter in the prior year period. While our total net charge-offs of customer and non-customer accounts receivable increased by $2.7 million compared to the first quarter of the prior fiscal year, we experienced an improvement in our credit portfolio performance (specifically, the trends in the delinquency rate, payment rate, net charge-off rate and percent of the portfolio reaged) since the fourth quarter of fiscal 2010. As such, our allowance for bad debts declined approximately $2.2 million during the three months ended April 30, 2010, after absorbing the higher net charge-offs incurred in the current year quarter.

			Change
(Dollars in Thousands)	2010	2009	$	%
Interest expense, net	$4,785	$5,004	(219)	(4.4)

     The decrease in interest expense was driven by a decrease in outstanding debt balances during the three months ended April 30, 2010, as compared to the same period in the prior fiscal year. The entirety of our interest expense is included in the results of operations of our credit segment.

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
     A summary of the significant financial covenants that govern our revolving credit facility compared to our actual compliance status at April 30, 2010, is presented below:

Required
Minimum/
	Actual	Maximum
Fixed charge coverage ratio must exceed required minimum (1)	1.38 to 1.00	1.10 to 1.00
Total liabilities to tangible net worth ratio must be lower than required maximum (1)	1.54 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed required minimum (1)	5.99%	4.75%
Capital expenditures, net must be lower than required maximum	$6.8 million	$22.0 million

(1)	These covenants are also covenants of our asset-backed securitization credit facilities.
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
     In March 2010, we completed amendments to the various borrowing agreements that revised the covenant requirements as of January 31, 2010, and revised certain future covenant requirements. The revised covenant calculations include both the operating results and assets and liabilities of us and the securitization program, effective January 31, 2010, for all financial covenant calculations. In addition to the covenant changes, we also agreed:
•	as servicer of the receivables, to implement certain additional collection procedures if certain performance requirements were not maintained,

•	to make fee payments to the 2002 Series A facility providers on the amount of the commitment available at specific future dates, and

•	to use the proceeds from any capital raising activity we complete to further reduce the commitments and debt outstanding under the securitization program’s debt facilities.
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
     We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and the asset-backed securitization facilities. Based on our current operating plans, we believe that cash generated from operations, available borrowings under our revolving credit facility and unsecured credit line, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and cash flows from the asset-backed securitization program will be sufficient to fund our operations, store expansion and updating activities and capital programs for at least 12 months, subject to continued compliance with the covenants in our credit facilities. If there is a default under any of the facilities that is not waived by the various lenders, it could result in the requirement to immediately begin repayment of all amounts owed under our credit facilities, as all of the facilities have cross-default provisions that would result in default under all of the facilities if there is a default under any one of the facilities. If the repayment of amounts owed under our credit facilities is accelerated, we may not have sufficient cash and liquid assets at such time to be able to immediately repay all the amounts owed under the facilities.
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
     There are several factors that could decrease cash available, including:
•	reduced demand or margins for our products;

•	more stringent vendor terms on our inventory purchases;

•	loss of ability to acquire inventory on consignment;

•	increases in product cost that we may not be able to pass on to our customers;

•	reductions in product pricing due to competitor promotional activities;

•	changes in inventory requirements based on longer delivery times of the manufacturers or other requirements which would negatively impact our delivery and distribution capabilities;

•	increases in the retained portion of our customer receivables portfolio under our current asset-backed securitization program as a result of changes in performance or types of customer receivables transferred (promotional versus non-promotional and primary versus secondary portfolio), or as a result of a change in the mix of funding sources available under the asset-backed securitization program, requiring higher collateral levels, or limitations on our ability to obtain financing through commercial paper-based funding sources;

•	reduced availability under our asset-based revolving credit facility as a result of borrowing base requirements and the impact on the borrowing base calculation of changes in the performance or eligibility of the customer receivables financed by that facility;

•	reduced availability under our revolving credit facility or asset-backed securitization financing facilities as a result of non-compliance with the covenant requirements;

•	reduced availability under our revolving credit facility or asset-backed securitization financing facilities as a result of the inability of any of the financial institutions providing those facilities to fund their commitment,

•	reductions in the capacity or inability to expand the capacity available for financing our customer receivables portfolio under existing or replacement asset-backed securitization programs or a requirement that we retain a higher percentage of the credit portfolio under such programs;

•	increases in borrowing costs (interest and administrative fees relative to our customer receivables portfolio associated with the funding of our customer receivables);

•	increases in personnel costs or other costs for us to stay competitive in our markets; and

•	inability to renew or replace all or a portion of our current credit facilities at their annual maturity dates. Our asset-based revolving credit facility and the revolving facility of our securitization program mature in August 2011. The medium term notes issued under the securitization program begin repayment in September 2010 and we expect them to be fully repaid by April 2012.
          We are discussing various options to renew or replace our existing credit facilities, including exploring opportunities to raise capital in the various debt and equity capital markets. If we are unable to renew or replace our existing credit facilities we could be required to further reduce the size of the customer credit portfolio in order to repay the amounts outstanding under our credit facilities. In order to reduce the size of the credit portfolio we would be required to reduce, or possibly cease, originating new customer receivables until the amounts due under our credit facilities are repaid. If necessary, in addition to available cash balances, cash flow from operations and borrowing capacity under our revolving facilities, additional cash to fund our growth and increases in customer receivables balances could be obtained by:
•	reducing capital expenditures for new store openings,

•	reducing the size of our customer credit portfolio;

•	taking advantage of longer payment terms and financing available for inventory purchases,

•	utilizing other sources for providing financing to our customers,

•	negotiating to expand the capacity available under existing credit facilities, and

•	accessing equity or debt markets.
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
     During the three months ended April 30, 2010, net cash provided by operating activities decreased from $48.7 million provided by operating activities during the three months ended April 30, 2009, to $29.2 million provided by operating activities. The decline was driven primarily by:
•	cash used for the growth in inventory and other accounts receivable and lower net income,

•	partially offset by cash provided from growth in accounts payable, to support the inventory growth, and an increase in cash received from the decrease in customer accounts receivable and cash from income taxes, which was driven by a $9.5 million tax refund received during the quarter.
In addition to net income and depreciation and amortization, operating cash flows for the current period were impacted primarily by:

•	the decrease in customer accounts receivable, which drove a $25.5 million increase in operating cash flows,

•	a $9.5 million income tax refund received that contributed to the $13.1 million increase in operating cash flows from income taxes payable, and

•	a $25.4 million increase in inventory, that was partially offset by a $15.3 million increase in accounts payable, resulting in a net reduction of operating cash flows of $10.1 million.
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
Item 4. Controls and Procedures
     Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     For the quarter ended April 30, 2010, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On June 7, 2010, the judge in the Texas State District Court of Harris County, Texas, signed an Order confirming the terms and conditions of the Rule 11 Settlement Agreement between us and the Texas Attorney General, fully and finally resolving the litigation filed against us by the Texas Attorney General, which alleged unlawful and deceptive practices in violation of the Texas Deceptive Trade Practices-Consumer Protection Act. Under the terms of the Settlement and the Order we did not admit, and continue to deny, any wrongdoing. As part of the Order confirming the settlement agreement, we made two cash payments, one in the amount of $2.5 million on December 17, 2009 and a second payment in the amount of $2.0 million on February 18, 2010, to the Texas Attorney General for distribution to consumers as restitution for claims our customers have. We also paid $250,000 to the Texas Attorney General for its attorney’s fees, and agreed to and did donate $100,000 to the University of Houston Law Center for its use in its consumer protection programs.
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
We have significant future capital needs and the inability to obtain funding for our credit operations may adversely affect our business and expansion plans.
We currently finance our customer receivables through asset-backed securitization facilities and an asset-based loan facility that together provide $530.0 million in financing commitments as of April 30, 2010. The securitization facilities provide two separate series of asset-backed notes that allowed us as of April 30, 2010, to borrow up to $320.0 million to finance customer receivables. Our asset-based revolving credit facility currently is a $210.0 million facility. At April 30, 2010, under our revolving credit facility, we had the ability to borrow $176.5 million, of which we had drawn $99.4 million and $21.7 million of outstanding letters of credit.
Our ability to raise additional capital through future securitization transactions or other debt or equity transactions, and to do so on economically favorable terms, depends in large part on factors that are beyond our control.
These factors include:
•	conditions in the securities and finance markets generally;

•	our credit rating or the credit rating of any securities we may issue;

•	economic conditions;

•	conditions in the markets for securitized instruments, or other debt or equity instruments;

•	the credit quality and performance of our customer receivables;

•	our overall sales performance and profitability;

•	our ability to obtain financial support for required credit enhancement;

•	our ability to adequately service our financial instruments;

•	the absence of any material downgrading or withdrawal of ratings given to our securities previously issued in securitization;

•	our ability to meet debt covenant requirements; and

•	prevailing interest rates.
If adequate capital and funds are not available at the time we need capital, we will have to curtail future growth, which could materially adversely affect our business, financial condition, operating results or cash flow. As we grow our business, capital expenditures during future years are likely to exceed our historical capital expenditures. The ultimate amount of capital expenditures needed will be dependent on, among other factors, the availability of capital to fund new store openings and customer receivables portfolio.
In addition, we historically used our customer receivables collateral to raise funds through securitization programs. In addition, we have in the past completed amendments to our existing credit facilities and securitization facilities to obtain relief from covenant violations and revise certain covenant requirements. If we require amendments in the future and are unable to obtain such amendments or we are unable to arrange substitute financing facilities or other sources of capital, we may have to limit or cease offering credit through our finance programs due to our inability to draw under our revolving credit facility upon the occurrence of a default. If availability under the borrowing base calculations of our revolving credit facility is reduced, or otherwise becomes unavailable, or we are unable to arrange substitute financing facilities or other sources of capital, we may have to limit the amount of credit that we make available through our customer finance programs. A reduction in our ability to offer customer credit will adversely affect revenues and results of operations and could have a material adverse effect on our results of operations. Further, our inability or limitations on our ability to obtain funding through securitization facilities or other sources may adversely affect the profitability of outstanding accounts under our credit programs if existing customers fail to repay outstanding credit due to our refusal to grant additional credit.
Additionally, the inability of any of the financial institutions providing our financing facilities to fund their commitment would adversely affect our ability to fund our credit programs, capital expenditures and other general corporate needs.
Increased borrowing costs will negatively impact our results of operations.
Because most of our customer receivables have interest rates equal to the highest rate allocated under applicable law, we will not be able to pass these higher borrowing costs along to our customers and our results of operations will be negatively impacted.
In addition, the interest rates on our revolving credit facility and the 2002 Series A program under our asset-backed securitization facility fluctuate upon or down based upon the LIBOR rate, the prime rate of our administrative agent or the federal funds rate in the case of the revolving credit facility and the commercial paper rate in the case of the 2002 Series A program. The level of interest rates in the market in general will impact the interest rate on any debt instruments issued, if any. Additionally, we may issue debt securities or enter into credit facilities under which we pay interest at a higher rate than we have historically paid, which would further reduce our margins and negatively impact our results of operations.
We may not be able to open and profitably operate new stores in existing, adjacent and new geographic markets.
Dependent on capital availability, we intend to reinstate our new store opening program. New stores are not likely to be profitable on an operating basis during the first three to six months after they open and even after that time period may not be profitable or meet our goals. Any of these circumstances could have a material adverse effect on our financial results. There are a number of factors that could affect our ability to open and operate new stores consistent with our business plan, including:

•	the availability of additional financial resources;

•	the availability of favorable sites in existing adjacent and new markets at price levels consistent with our business plan;

•	competition in existing, adjacent and new markets;

•	competitive conditions, consumer tastes and discretionary spending patterns in adjacent and new markets that are different from those in our existing markets;

•	a lack of consumer demand for our products or financing programs at levels that can support new store growth;

•	inability to make customer financing programs available that allow consumer to purchase products at levels that can support new store growth;

•	limitations created by covenants and conditions under our revolving credit facility and asset-backed securitization program;

•	an inability or unwillingness of vendors to supply product on a timely basis at competitive prices;

•	the failure to open enough stores in new markets to achieve a sufficient market presence and realize the benefits of leveraging our advertising and our distribution system;

•	unfamiliarity with local real estate markets and demographics in adjacent and new markets;

•	problems in adapting our distribution and other operational and management systems to an expanded network of stores;

•	difficulties associated with the hiring, training and retention of additional skilled personnel, including store managers; and

•	higher costs for print, radio and television advertising.
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
We may expand our retail offerings which may have different operating or legal requirements than our current operations.
In addition to the retail and consumer finance products we currently offer, we may offer other products and services in the future, including “rent-to-own” sales. These products and services may require additional or different operating systems or have additional or different legal or regulatory requirements than the products and services we currently offer. In the event we undertake such an expansion and do not have the proper infrastructure or personnel, or do not successfully execute such an expansion, our business, financial condition, operating results or cash flows could be materially adversely affected.
A decrease in our credit sales or a decline in credit quality could lead to a decrease in our product sales and profitability.
In the last three fiscal years, we financed, on average, approximately 61% of our retail sales through our in-house propriety credit programs. Our ability to provide credit as a financing alternative for our customers depends on many factors, including the quality of our customer receivable portfolio. Payments on some of our credit accounts become delinquent from time to time, and some accounts end up in default, due to several factors, such as general and local economic conditions, including the impact of rising interest rates and unemployment rates. As we expand into new markets, we will obtain new credit accounts that may present a higher risk than our existing credit accounts since new credit customers do not have an established credit history with us. A general decline in the quality of our customer receivable portfolio could lead to a reduction in the advance rates used or eligible customer receivable balances included in the borrowing base calculations under our revolving credit facility and thus a reduction of available credit to fund our finance operations. As a result, if we are required to reduce the amount of credit we grant to our customers, we most likely would sell fewer products, which would adversely affect our earnings and cash flows. Further, because approximately 60% of our credit customers have historically made their credit account payments in our stores, any decrease in credit sales could reduce traffic in our stores and lower our revenues. A decline in the credit quality of our credit accounts could also cause an increase in our credit losses, which would result in an adverse effect on our earnings. A decline in credit quality could also lead to stricter underwriting criteria which would likely have a negative impact on net sales.
Deterioration in the performance of our customer receivables portfolio could significantly affect our liquidity position and profitability.
Our liquidity position and profitability are heavily dependent on our ability to collect our customer receivables. If our customer receivables portfolio were to substantially deteriorate, the liquidity available to us would most likely be reduced due to the challenges of complying with the covenants and borrowing base calculations under our revolving credit facility and our earnings may decline due to higher provisions for bad debt expense, higher net charge-off rates and lower interest and fee income. In addition, a significant percentage of our current net income and cash flows is derived from our credit operations and the ability to grow our credit portfolio is important to our future success.
Our ability to collect from credit customers may be materially impaired by store closings and our need to rely on a replacement servicer in the event of our liquidation.
We may be unable to collect a large portion of periodic credit payments should our stores close as many of our customers remit payments “in store”. During the course of fiscal 2010, approximately 60% of our active credit customers made a payment in one of our stores. In the event of store closings, credit customers may not pay balances in a timely fashion, or may not pay at all, since a large number of our customers have not traditionally made payments to a central location.
In addition, we service all of our credit customers through our in-house servicing operation. At this time, there is not a formalized back-up servicer plan in place for our customer receivables. In the event of our liquidation, a servicing arrangement would have to be implemented, which could materially impact the collection of our customer receivables.
In deciding whether to extend credit to customers, we rely on the accuracy and completeness of information furnished to us by or on behalf of our credit customers. If we and our systems are unable to detect any misrepresentations in this information, this could have a material adverse effect on our results of operations and financial condition.
In deciding whether to extend credit to customers, we rely heavily on information furnished to us by or on behalf of our credit customers and our ability to validate such information through third-party services, including employment and personal financial information. If a significant percentage of our credit customers intentionally or negligently misrepresented any of this information, and we and our systems did not detect such misrepresentations, this could have a material adverse effect on our ability to effectively manage our credit risk, which could have a material adverse effect on our results of operations and financial condition.

Our policy of reaging certain delinquent borrowers affects our delinquency statistics and the timing and amount of our write-offs.
As of April 30, 2010, 19.1% of our credit portfolio consisted of “reaged” customer receivables. Reaging is offered to certain eligible past due customers if they meet the conditions of our reage policy. Our decision to offer a delinquent customer a reage program is based on that borrower’s specific condition, our history with the borrower, the amount of the loan and various other factors. When we reage a customer’s account, we move the account from a delinquent status to a current status. Management exercises a considerable amount of discretion over the reaging process and has the ability to reage an account multiple times during its life. Treating an otherwise uncollectible account as current affects our delinquency statistics, as well as impacting the timing and amount of charge-offs. If these accounts had been charged off sooner, our net loss rates might have been higher.
If we fail to timely contact delinquent borrowers, then the number of delinquent customer receivables eventually being charged off could increase.
We contact customers with delinquent credit account balances soon after the account becomes delinquent. During periods of increased delinquencies it is important that we are proactive in dealing with borrowers rather than simply allowing customer receivables to go to charge-off. Historically, when our servicing becomes involved at an earlier stage of delinquency with credit counseling and workout programs, there is a greater likelihood that the customer receivable will not be charged off.
During periods of increased delinquencies, it becomes extremely important that we are properly staffed and trained to assist borrowers in bringing the delinquent balance current and ultimately avoiding charge-off. If we do not properly staff and train our collections personnel, then the number of accounts in a delinquent status or charged-off could increase. In addition, managing a substantially higher volume of delinquent customer receivables typically increases our operational costs. A rise in delinquencies or charge-offs could have a material adverse effect on our business, financial condition, liquidity and results of operations.
We rely on internal models to manage risk and to provide accounting estimates. Our results could be adversely affected if those models do not provide reliable accounting estimates or predictions of future activity.
We make significant use of business and financial models in connection with our efforts to measure and monitor our risk exposures and to manage our credit portfolio. For example, we use models as a basis for credit underwriting decisions, portfolio delinquency, charge-off and collection expectations and other market risks, based on economic factors and our experience. The information provided by these models is used in making business decisions relating to strategies, initiatives, transactions and pricing, as well as our provisions for bad debt expense and the size of our allowance for doubtful accounts, among other accounting estimates.
Models are inherently imperfect predictors of actual results because they are based on historical data available to us and our assumptions about factors such as credit demand, payment rates, default rates, delinquency rates and other factors that may overstate or understate future experience. Our models could produce unreliable results for a number of reasons, including the limitations of historical data to predict results due to unprecedented events or circumstances, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside of the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case recently.
In addition, we continually receive new economic data. Our critical accounting estimates, such as our provision for bad debt expense and the size of our allowance for doubtful accounts, are subject to change, often significantly, due to the nature and magnitude of changes in economic conditions. However, there is generally a lag between the availability of this economic information and the preparation of our consolidated financial statements. When economic conditions change quickly and in unforeseen ways, there is a risk that the assumptions and inputs reflected in our models are not representative of current economic conditions.

Due to the factors described above and in “Management’s discussion and analysis of financial condition and results of operations” and elsewhere in this report, we may be required or may deem it necessary to increase our allowance for doubtful accounts in the future. Increasing our allowance for doubtful accounts would adversely affect our results of operations and our financial position.
The dramatic changes in the economy, credit and capital markets have required frequent adjustments to our models and the application of greater management judgment in the interpretation and adjustment of the results produced by our models. This application of greater management judgment reflects the need to take into account updated information while continuing to maintain controlled processes for model updates, including model development, testing, independent validation and implementation. As a result of the time and resources, including technical and staffing resources, that are required to perform these processes effectively, it may not be possible to replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions.
The current economic downturn has affected consumer purchases of discretionary items from us as well as their ability to repay their credit obligations to us, which could have a continued or prolonged negative effect on our net sales, gross margins and credit portfolio performance.
A significant portion of our net sales represent discretionary spending by our customers. Many factors affect spending, including regional or world events, war, conditions in financial markets, general business conditions, interest rates, inflation, energy and gasoline prices, consumer debt levels, the availability of consumer credit, taxation, unemployment trends and other matters that influence consumer confidence and spending. Our customers’ purchases of discretionary items, including our products, decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our net sales and results of operations would decline.
Recent turmoil in the national economy, including instability in the financial markets, declining consumer confidence and falling oil prices have negatively impacted our markets and present significant challenges to our operations in the coming quarters. Specifically, sales volumes and gross profit margins have been negatively impacted, and thus negatively impacted our overall profitability and liquidity, and these effects may continue for several additional fiscal quarters. Also, the declining economic conditions in our markets have impacted our customers’ ability to repay their credit obligations to us and thus our credit portfolio performance, including, net charge offs and delinquency trends, and we experienced significant declines in same-store sales. These factors led to a net operating loss in the second half of fiscal 2010, and as a result, we entered into amendments to our revolving credit facility and our securitization facilities to modify our covenants. If these conditions persist, we may incur further operating losses in the future and we may be required to seek covenant relief under our revolving credit facility and our securitization facilities, curtail our expansion plans, sell assets and take other measures to continue our access to capital.
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
We may not be able to compete successfully against existing and future competitors. Some of our competitors have financial resources that are substantially greater than ours and may be able to purchase inventory at lower costs and better endure economic downturns. As a result, our sales may decline if we cannot offer competitive prices to our customers or we may be required to accept lower profit margins. Our competitors may respond more quickly to new or emerging technologies and may have greater resources to devote to promotion and sale of products and services. If two or more competitors consolidate their businesses or enter into strategic partnerships, they may be able to compete more effectively against us.
Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:
•	expansion by our existing competitors or entry by new competitors into markets where we currently operate;

•	entering the television market as the decreased size of flat-panel televisions allows new entrants to display and sell these product more easily;

•	lower pricing;

•	aggressive advertising and marketing;

•	extension of credit to customers on terms more favorable than we offer;

•	larger store size, which may result in greater operational efficiencies, or innovative store formats; and

•	adoption of improved retail sales methods.
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
Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our success depends upon our ability to anticipate and respond in a timely manner to trends in consumer preferences relating to home appliances, consumer electronics and furniture. If we fail to identify and respond to these changes, our sales of these products will decline. In addition, we often make commitments to purchase products from our vendors up to six months in advance of proposed delivery dates. Significant deviation from the projected demand for products that we sell may have a material adverse effect on our results of operations and financial condition, either from lost sales or lower margins due to the need to reduce prices to dispose of excess inventory.
We may experience significant price pressures over the life cycle of our products from competing technologies and our competitors and we may not be able to maintain our historical gross margin levels.
Prices for many of our products decrease over their life cycle. Such decreases often result in decreased gross profit margins for us. There is also substantial and continuing pressure from customers to reduce their total costs for products. Suppliers may also seek to reduce our margins on the sales of their products in order to increase their own profitability. The consumer electronics industry depends on new products to drive same store sales increases. Typically, these new products, such as high-definition and 3-D televisions, Blu-

ray and DVD players, digital cameras, MP3 players and GPS devices are introduced at relatively high price points that are then gradually reduced as the product becomes mainstream. To sustain positive same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps drive the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. This has historically been our experience, and we continue to adjust our marketing strategies to address this challenge through the introduction of new product categories and new products within our existing categories. Gross margins realized on product sales fell from 24.2% in fiscal year 2008 to 19.5% in fiscal year 2010. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated. In addition, we may not be able to maintain our historical margin levels in the future due to increased sales of lower margin products such as personal electronics products and declines in average selling prices of key products. If sales of lower margin items continue to increase and replace sales of higher margin items or our consumer electronics products average selling prices decreases due to the maturity of their life cycle, our gross margin and overall gross profit levels will be adversely affected.
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
Furthermore, we rely on credit from vendors to purchase our products. As of April 30, 2010, we had $55.2 million in accounts payable and $88.9 million in merchandise inventories. A substantial change in credit terms from vendors or vendors’ willingness to extend credit to us, including providing inventory under consignment arrangements, would reduce our ability to obtain the merchandise that we sell, which would have a material adverse effect on our sales and results of operations.
Our vendors also supply us with marketing funds and volume rebates. If our vendors fail to continue these incentives it could have a material adverse effect on our sales and results of operations.
You should not rely on our comparable store sales as an indication of our future results of operations because they fluctuate significantly.
Our historical same store sales growth figures have fluctuated significantly from quarter to quarter. For example, same store sales growth for each of the quarters of fiscal 2010 and the first quarter of fiscal 2011 was -4.6%, -5.2%, -9.3%, -31.7% and -19.7%, respectively, while same store sales growth for each of the quarters for fiscal 2009 was 1.0%, -1.4%, -5.8%, and 12.5%, respectively. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:
•	changes in competition, such as pricing pressure, and the opening of new stores by competitors in our markets;

•	general economic conditions;

•	new product introductions;

•	consumer trends;

•	changes in our merchandise mix;

•	changes in the relative sales price points of our major product categories;

•	ability to offer credit programs attractive to our customers;

•	the impact of any new stores on our existing stores, including potential decreases in existing stores’ sales as a result of opening new stores;

•	weather conditions in our markets;

•	timing of promotional events;

•	timing, location and participants of major sporting events;

•	reduction in new store openings;

•	the percentage of our stores that are mature stores;

•	the locations of our stores and the traffic drawn to those areas:

•	how often we update our stores; and

•	our ability to execute our business strategy effectively.
          Changes in our quarterly and annual comparable store sales results could cause the price of our common stock to fluctuate significantly.
We experience seasonal fluctuations in our sales and quarterly results.
We typically experience seasonal fluctuations in our net sales and operating results, with the quarter ending January 31, which includes the holiday selling season, generally accounting for a larger share of our net sales and net income. We also incur significant additional expenses during such fiscal quarter due to higher purchase volumes and increased staffing. If we miscalculate the demand for our products generally or for our product mix during the fiscal quarter ending January 31, or if we experience adverse events, such as bad weather in our markets during our fourth fiscal quarter, our net sales could decline, resulting in excess inventory or increased sales discounts to sell excess inventory, which would harm our financial performance. A shortfall in expected net sales, combined with our significant additional expenses during this fiscal quarter, could cause a significant decline in our operating results and such sales may not be deferred to future periods.
Our business could be adversely affected by changes in consumer protection laws and regulations.
Federal and state consumer protection laws and regulations, such as the Fair Credit Reporting Act, limit the manner in which we may offer and extend credit. Because our customers finance through our credit segment a substantial portion of our sales, any adverse change in the regulation of consumer credit could adversely affect our total sales and gross margins. For example, new laws or regulations could limit the amount of interest or fees that may be charged on consumer credit accounts, including by reducing the maximum interest rate that can be charged in the states in which we operate, or restrict our ability to collect on account balances, which would have a material adverse effect on our cash flow and results of operations. Compliance with existing and future laws or regulations, including regulations that may be applicable to us under the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is expected to be enacted into law in July 2010, could require us to make material expenditures, in particular personnel training costs, or otherwise adversely affect our business or financial results. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could have an adverse effect on our cash flow and results of operations.
Pending litigation relating to the sale of credit insurance and the sale of repair service agreements in the retail industry could adversely affect our business.
We understand that states’ attorneys general and private plaintiffs have filed lawsuits against other retailers relating to improper practices conducted in connection with the sale of credit insurance in several jurisdictions around the country. We offer credit insurance in our stores on sales financed under our credit programs and require the customer to purchase property insurance from us or provide evidence from a third party insurance provider, at their election, in connection with sales of merchandise on installment credit; therefore, similar litigation could be brought against us. While we believe we are in full compliance with applicable laws and regulations, if we are found liable in any future lawsuit regarding credit insurance or repair service agreements, we could be required to pay substantial damages or incur substantial costs as part of an out-of-court settlement or require us to modify or suspend certain operations any of which could have a material adverse effect on our results of operations. An adverse judgment or any negative publicity associated with our repair service agreements or any potential credit insurance litigation could also affect our reputation, which could have a negative impact on our cash flow and results of operations.

Adverse or negative publicity, including the publicity related to the settlement of the lawsuit filed against us by the Texas Attorney General, could cause our business to suffer or result in copycat lawsuits.
Any negative publicity associated with the settlement of the lawsuit filed against us by the Texas Attorney General or our repair service agreements or our product replacement agreements or any other negative publicity could adversely affect our reputation and negatively impact our sales and results of operations. On November 24, 2009, we settled litigation filed against us earlier in the year by the Texas Attorney General. The suit alleged that we engaged in deceptive trade practices in violation of the Texas Deceptive Trade Practices-Consumer Protection Act regarding our service maintenance and product replacement agreement business activities. The Attorney General alleged, among other things, that we failed to honor product maintenance and replacement agreements, misled customers about the nature of our product maintenance and replacement arrangements, and engaged in false advertising with respect to our product maintenance and replacement agreements. We denied those allegations in our answer to the suit and, under the terms of the settlement with the Texas Attorney General, we continue to deny any wrongdoing. However, the negative publicity associated with this settlement or our service maintenance and replacement program agreements could adversely affect our reputation and negatively impact our net sales.
The Texas Attorney General’s lawsuit and the resulting changes to our operations could materially adversely affect our results of operations and financial position.
Under our settlement agreement with the Texas Attorney General relating to litigation filed against us in May of last year, we consented to certain changes made to the service agreements and replacement product plan agreements that we sell for a third party insurer and to strengthen the manner in which we market and service these programs. The impact of the changes in these programs is unknown and could materially and adversely affect our results of operations.
Our corporate actions may be substantially controlled by our principal shareholders and affiliated entities.
As of April 1, 2010, two of our stockholders and their affiliated entities beneficially owned approximately 23.35% and 25.66%, respectively, of our common stock and their interests may conflict with the will or interests of our other equityholders. While Stephens Inc. and its affiliates hold their 23.35% of our common stock through a voting trust that will vote the shares in the same proportion as votes cast by all other stockholders, this voting trust agreement will expire in 2013 and at such time Stephens Inc. and its affiliates will not be restricted on how it votes its shares. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.
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

Our costs of doing business could increase as a result of changes in federal, state or local regulations.
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
Our 76 stores are located exclusively in Texas, Louisiana and Oklahoma. This subjects us to regional risks, such as the economy, weather conditions, hurricanes and other natural or man-made disasters. If the region suffers a continued or another economic downturn or any other adverse regional event, there could be an adverse impact on our net sales and results of operations and our ability to implement our planned expansion program once we have adequate capital availability. Several of our competitors operate stores across the United States and thus are not as vulnerable to the risks of operating in one region. Additionally, these states in general, and the local economies where many of our stores are located in particular, are dependent, to a degree, on the oil and gas industries, which can be very volatile. Additionally, because of fears of climate change and adverse effects of drilling explosions and oil spills in the Gulf of Mexico, legislation has been introduced or is being considered, and governmental emergency pronouncements, regulations and orders have been issued and are under consideration, including moratoriums on offshore drilling, which, combined with the local economic and employment conditions caused by both, could materially and adversely impact the oil and gas industries and the areas in which a majority of our stores are located in Texas and Louisiana. To the extent the oil and gas industries are negatively impacted by declining commodity prices, climate change or other legislation and other factors, we could be negatively impacted by reduced employment, or other negative economic factors that impact the local economies where we have our stores.
In addition, recent turmoil in the national economy, including instability in the financial markets, has impacted our local markets. In February 2010, the average unemployment rate in Texas, Louisiana and Oklahoma was 8.2%, 7.3% and 6.8%, respectively compared to 6.8%, 5.9% and 5.5% in 2009, respectively and 4.4%, 3.8% and 3.2% in 2008, respectively. The current recession or a further downturn in the general economy, or in the region where we have our stores, could have a negative impact on our net sales and results of operations.
Our information technology infrastructure is vulnerable to damage that could harm our business.
Our ability to operate our business from day to day, in particular our ability to manage our credit operations and inventory levels, largely depends on the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, communicate customer information, aggregate daily sales information and manage our credit portfolio, including processing of credit applications and management of collections. These systems and our operations are subject to damage or interruption from:
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
In addition, the software that we have developed to use in our daily operations may contain undetected errors that could cause our network to fail or our expenses to increase. Any failure of our systems due to any of these causes, if it is not supported by our disaster recovery plan, could cause an interruption in our operations and result in reduced net sales and results of operations. Though we have implemented contingency and disaster recovery processes in the event of one or several technology failures, any unforeseen failure, interruption or compromise of our systems or our security measures could affect our flow of business and, if prolonged, could harm our reputation. The risk of possible failures or interruptions may not be adequately addressed by us or the third parties on which we rely, and such failures or interruptions could occur. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, liquidity and results of operations.
If we are unable to maintain our insurance licenses in the states we operate, our results of operations would suffer.
We derive a significant portion of our revenues and operating income from the commissions we earn from the sale of various insurance products of third-party insurers to our customers. These products include credit insurance, repair service agreements and product replacement policies. We also are the direct obligor on certain extended repair service agreements we offer to our customers. If for any reason we were unable to maintain our insurance licenses in the states we operate or if there are material claims or future material litigation involving our repair service agreements or product replacement policies, our results of operations would suffer.
If we are unable to continue to offer third-party repair service agreements to our customers who purchase, or have purchased our products, we could incur additional costs or repair expenses, which would adversely affect our financial condition and results of operations.
There are a limited number of insurance carriers that provide repair service agreement programs. If insurance becomes unavailable from our current providers for any reason, we may be unable to provide repair service agreements to our customers on the same terms, if at all. Even if we are able to obtain a substitute provider, higher premiums may be required, which could have an adverse impact on our profitability if we are unable to pass along the increased cost of such coverage to our customers. Inability to maintain the repair service agreement program could cause fluctuations in our repair expenses and greater volatility of earnings and could require us to become the obligor under new contracts sold.
If we are unable to maintain group credit insurance policies from insurance carriers, which allow us to offer their credit insurance products to our customers purchasing our merchandise on credit, our revenues would be reduced and the provision for bad debts might increase.
There are a limited number of insurance carriers that provide credit insurance coverage for sale to our customers. If credit insurance becomes unavailable for any reason we may be unable to offer substitute coverage on the same terms, if at all. Even if we are able to obtain substitute coverage, it may be at higher rates or reduced coverage, which could affect the customer acceptance of these products, reduce our revenues or increase our credit losses.
Changes in premium and commission rates allowed by regulators on the credit insurance, repair service agreements or product replacement agreements we sell as allowed by the laws and regulations in the states in which we operate could affect our revenues.
We derive a significant portion of our revenues and operating income from the sale of various third-party insurance products to our customers. These products include credit insurance, repair service agreements and product replacement agreements. If the commission we retain from sales of those products declines, our operating results would suffer.
Changes in trade regulations, currency fluctuations and other factors beyond our control could affect our business.
A significant portion of our inventory is manufactured and/or assembled overseas and in Mexico. Changes in trade regulations, currency fluctuations or other factors beyond our control may increase the cost of items we purchase or create shortages of these items, which in turn could have a material adverse effect on our results of operations and financial condition. Conversely, significant reductions in the cost of these items in U.S. dollars may cause a significant reduction in the retail prices of those products, resulting in a material adverse effect on our sales, margins or competitive position. In addition, commissions earned on our credit insurance, repair service agreement or product replacement agreement products could be adversely affected by changes in statutory premium rates, commission rates, adverse claims experience and other factors.
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
We capture, transmit, handle and store sensitive information, which involves certain inherent security risks. Such risks include, among other things, the interception of customer data and information by persons outside us or by our own employees. While we believe we have taken appropriate steps to protect confidential information, there can be no assurance that we can prevent the compromise of our customers’ data or other confidential information. If such a breach should occur it could have a severe negative impact on our business and results of operations.
Any changes in the tax laws of the states in which we operate could affect our state tax liabilities. Additionally, beginning operations in new states could also affect our state tax liabilities.
As we experienced in fiscal year 2008 with the change in the Texas tax law, legislation could be introduced at any time that changes our state tax liabilities in a way that has an adverse impact on our results of operations. The Texas margin tax increased our effective rate from approximately 35.1%, before its introduction, to 37.1% in fiscal year 2009 and to 51.2% in fiscal year 2010. Our recent commencement of operations in Oklahoma and the potential to enter new states in the future could adversely affect our results of operations, dependent upon the tax laws in place in those states.
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
Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Stockholders held on May 25, 2010, the following proposals were submitted to stockholders with the following results:
          1. Election of ten directors

	Number of Shares
	For	Withheld
Marvin D. Brailsford	17,397,184	125,813
Timothy L. Frank	17,398,562	124,435
Jon E. M. Jacoby	15,447,102	2,075,895
Bob L. Martin	17,398,470	124,527
Douglas H. Martin	17,397,107	125,890

	Number of Shares
	For	Withheld
Dr. William C. Nylin, Jr.	17,399,833	123,164
Scott L. Thompson	17,345,804	177,193
William T. Trawick	15,716,226	1,806,771
Theodore M. Wright	17,399,733	123,264
          2. Approval of the Audit Committee’s appointment of Ernst & Young, LLP as our independent public accountants for the fiscal year ending January 31, 2011.

Number of Shares
For	19,886,964
Against	7,420
Abstain	—
Item 5. Other Information
     There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since we last provided disclosure in response to the requirements of Item 7(d)(2)(ii)(G) of Schedule 14A.
     On May 25, 2010, the base salaries of four of our named executive officers were restored to their level prior to the temporary ten percent reduction that took place on November 24, 2009. These officers are Timothy L. Frank, Chief Executive Officer and President, Michael J. Poppe, Executive Vice-President and Chief Financial Officer, David W. Trahan, President — Retail Division and Reymundo de la Fuente, President — Credit Division. The salary of Mr. Frank was restored to $360,000 and the salaries of Messrs. Poppe, Trahan, and de la Fuente were restored to $265,000.
     Mr. Poppe, currently our Chief Financial Officer, was appointed to be our Executive Vice President and Chief Financial Officer, effective June 1, 2010.
     On May 25, 2010, a new schedule of fees paid to the non-employee directors on our board was adopted.
          Each non-employee director of the board in respect of his or her service on the board receives or will receive:
•	an annual retainer of $50,000 for the 2010 annual meeting through the 2012 annual meeting;

•	an additional annual retainer of $10,000 for the chairs of the Audit Committee and the Compensation Committee.
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
Michael J. Poppe
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)

Date: July 7, 2010

INDEX TO EXHIBITS

Exhibit
Number	Description

2	Agreement and Plan of Merger dated January 15, 2003, by and among Conn’s, Inc., Conn Appliances, Inc. and Conn’s Merger Sub, Inc. (incorporated herein by reference to Exhibit 2 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

3.1	Certificate of Incorporation of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

3.1.1	Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004).

3.2	Amended and Restated Bylaws of Conn’s, Inc. effective as of June 3, 2008 (incorporated herein by reference to Exhibit 3.2.3 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2008 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 4, 2008).

4.1	Specimen of certificate for shares of Conn’s, Inc.’s common stock (incorporated herein by reference to Exhibit 4.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).

10.1	Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).[t]

10.1.1	Amendment to the Conn’s, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Conn’s Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004).[t]

10.1.2	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.1.2 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).[t]

10.2	2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)as filed with the Securities and Exchange Commission on September 23, 2003).[t]

10.2.1	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.2.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).[t]

10.3	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

10.4	Conn’s 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

Exhibit
Number	Description

10.5	Shopping Center Lease Agreement dated May 3, 2000, by and between Beaumont Development Group, L.P., f/k/a Fiesta Mart, Inc., as Lessor, and CAI, L.P., as Lessee, for the property located at 3295 College Street, Suite A, Beaumont, Texas (incorporated herein by reference to Exhibit 10.5 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.5.1	First Amendment to Shopping Center Lease Agreement dated September 11, 2001, by and among Beaumont Development Group, L.P., f/k/a Fiesta Mart, Inc., as Lessor, and CAI, L.P., as Lessee, for the property located at 3295 College Street, Suite A, Beaumont, Texas (incorporated herein by reference to Exhibit 10.5.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.6	Industrial Real Estate Lease dated June 16, 2000, by and between American National Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 8550-A Market Street, Houston, Texas (incorporated herein by reference to Exhibit 10.6 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.6.1	First Renewal of Lease dated November 24, 2004, by and between American National Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 8550-A Market Street, Houston, Texas (incorporated herein by reference to Exhibit 10.6.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).

10.7	Lease Agreement dated December 5, 2000, by and between Prologis Development Services, Inc., f/k/a The Northwestern Mutual Life Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 4810 Eisenhauer Road, Suite 240, San Antonio, Texas (incorporated herein by reference to Exhibit 10.7 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.7.1	Lease Amendment No. 1 dated November 2, 2001, by and between Prologis Development Services, Inc., f/k/a The Northwestern Mutual Life Insurance Company, as Lessor, and CAI, L.P., as Lessee, for the property located at 4810 Eisenhauer Road, Suite 240, San Antonio, Texas (incorporated herein by reference to Exhibit 10.7.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.8	Lease Agreement dated June 24, 2005, by and between Cabot Properties, Inc. as Lessor, and CAI, L.P., as Lessee, for the property located at 1132 Valwood Parkway, Carrollton, Texas (incorporated herein by reference to Exhibit 99.1 to Conn’s, Inc. Current Report on Form 8-K (file no. 000-50421) as filed with the Securities and Exchange Commission on June 29, 2005).

10.9	Loan and Security Agreement dated August 14, 2008, by and among Conn’s, Inc. and the Borrowers thereunder, the Lenders party thereto, Bank of America, N.A, a national banking association, as Administrative Agent and Joint Book Runner for the Lenders, referred to as Agent, JPMorgan Chase Bank, National Association, as Syndication Agent and Joint Book Runner for the Lenders, and Capital One, N.A., as Co-Documentation Agent (incorporated herein by reference to Exhibit 99.1 to Conn’s Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 20,2008).

10.9.1	Intercreditor Agreement dated August 14, 2008, by and among Bank of America, N.A., as the ABL Agent, Wells Fargo Bank, National Association, as Securitization Trustee, Conn Appliances, Inc. as the Initial Servicer, Conn Credit Corporation, Inc., as a borrower, Conn Credit I, L.P., as a borrower and Bank of America, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 99.5 to Conn’s Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 20,2008).

Exhibit
Number	Description

10.9.2	First Amendment to Loan and Security Agreement dated August 14, 2008, by and among Conn’s, Inc. and the Borrowers thereunder, the Lenders party thereto, Bank of America, N.A, a national banking association, as Administrative Agent and Joint Book Runner for the Lenders, referred to as Agent, JPMorgan Chase Bank, National Association, as Syndication Agent and Joint Book Runner for the Lenders, and Capital One, N.A., as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 to Conn’s Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on February 12, 2010).

10.9.3	Second Amendment to Loan and Security Agreement dated August 14, 2008, by and among Conn’s, Inc. and the Borrowers thereunder, the Lenders party thereto, Bank of America, N.A, a national banking association, as Administrative Agent and Joint Book Runner for the Lenders, referred to as Agent, JPMorgan Chase Bank, National Association, as Syndication Agent and Joint Book Runner for the Lenders, and Capital One, N.A., as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 to Conn’s Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on March 4, 2010).

10.10	Receivables Purchase Agreement dated September 1, 2002, by and among Conn Funding II, L.P., as Purchaser, Conn Appliances, Inc. and CAI, L.P., collectively as Originator and Seller, and Conn Funding I, L.P., as Initial Seller (incorporated herein by reference to Exhibit 10.10 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.10.1	First Amendment to Receivables Purchase Agreement dated August 1, 2006, by and among Conn Funding II, L.P., as Purchaser, Conn Appliances, Inc. and CAI, L.P., collectively as Originator and Seller (incorporated herein by reference to Exhibit 10.10.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 15, 2006).

10.11	Base Indenture dated September 1, 2002, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.11 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.11.1	First Supplemental Indenture dated October 29, 2004 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on November 4, 2004).

10.11.2	Second Supplemental Indenture dated August 1, 2006 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 23, 2006).

10.11.3	Fourth Supplemental Indenture dated August 14, 2008 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.4 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 20, 2008).

10.12	Amended and Restated Series 2002-A Supplement dated September 10, 2007, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.2 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on September 11, 2007).

10.12.1	Supplement No. 1 to Amended and Restated Series 2002-A Supplement dated August 14, 2008, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.2 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 20, 2008).

10.12.1.1	Supplement No. 2 to Amended and Restated Series 2002-A Supplement dated August 14, 2008, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as

Exhibit
Number	Description

Trustee (incorporated herein by reference to Exhibit 10.2 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on March 16, 2010).

10.12.2	Amended and Restated Note Purchase Agreement dated September 10, 2007 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.3 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on September 11, 2007).

10.12.3	Second Amended and Restated Note Purchase Agreement dated August 14, 2008 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 99.3 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 20, 2008).

10.12.4	Amendment No. 1 to Second Amended and Restated Note Purchase Agreement dated August 28, 2008 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12.4 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2008 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 28, 2008).

10.12.5	Amendment No. 2 to Second Amended and Restated Note Purchase Agreement dated August 10, 2009 by and between Conn Funding II. L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2009 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 27, 2009).

10.12.6	Amendment No. 3 to Second Amended and Restated Note Purchase Agreement dated August 10, 2009 by and between Conn Funding II. L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.2 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on February 12, 2010).

10.12.7	Amendment No. 4 to Second Amended and Restated Note Purchase Agreement dated August 10, 2009 by and between Conn Funding II. L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.2 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on March 4, 2010).

10.12.8	Amendment No. 5 to Second Amended and Restated Note Purchase Agreement dated August 10, 2009 by and between Conn Funding II. L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on March 12, 2010).

10.12.9	Amendment No. 6 to Second Amended and Restated Note Purchase Agreement dated August 10, 2009 by and between Conn Funding II. L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on March 16, 2010).

10.13	Servicing Agreement dated September 1, 2002, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

10.13.1	First Amendment to Servicing Agreement dated June 24, 2005, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2005).

Exhibit
Number	Description

10.13.2	Second Amendment to Servicing Agreement dated November 28, 2005, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.2 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 1, 2005).

10.13.3	Third Amendment to Servicing Agreement dated May 16, 2006, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.3 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 15, 2006).

10.13.4	Fourth Amendment to Servicing Agreement dated August 1, 2006, by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14.4 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 15, 2006).

10.14	Form of Executive Employment Agreement (incorporated herein by reference to Exhibit 10.15 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).[t]

10.14.1	First Amendment to Executive Employment Agreement between Conn’s, Inc. and Thomas J. Frank, Sr., Approved by the stockholders May 26, 2005 (incorporated herein by reference to Exhibit 10.15.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2005 (file No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2005).[t]

10.14.2	Executive Retirement Agreement between Conn’s, Inc. and Thomas J. Frank, Sr., approved by the Board of Directors June 2, 2009 (incorporated herein by reference to Exhibit 10.14.2 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2009 (file No. 000-50421) as filed with the Securities and Exchange Commission on June 4, 2009).[t].

10.14.3	Non-Executive Employment Agreement between Conn’s, Inc. and Thomas J. Frank, Sr., approved by the Board of Directors June 19, 2009 (incorporated herein by reference to Exhibit 10.14.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2009 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 27, 2009).[t]

10.15	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).[t]

10.16	Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on June 2, 2005).[t]

10.17	Dealer Agreement between Conn Appliances, Inc. and Voyager Service Programs, Inc. effective as of January 1, 1998 (incorporated herein by reference to Exhibit 10.19 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.17.1	Amendment #1 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.19.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

Exhibit
Number	Description

10.17.2	Amendment #2 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.19.2 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.17.3	Amendment #3 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.19.3 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.17.4	Amendment #4 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of July 1, 2005 (incorporated herein by reference to Exhibit 10.19.4 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.17.5	Amendment #5 to Dealer Agreement by and among Conn Appliances, Inc., CAI, L.P., Federal Warranty Service Corporation and Voyager Service Programs, Inc. effective as of April 7, 2007 (incorporated herein by reference to Exhibit 10.18.5 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2007 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2007).

10.18	Service Expense Reimbursement Agreement between Affiliates Insurance Agency, Inc. and American Bankers Life Assurance Company of Florida, American Bankers Insurance Company Ranchers & Farmers County Mutual Insurance Company, Voyager Life Insurance Company and Voyager Property and Casualty Insurance Company effective July 1, 1998 (incorporated herein by reference to Exhibit 10.20 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.18.1	First Amendment to Service Expense Reimbursement Agreement by and among CAI, L.P., Affiliates Insurance Agency, Inc., American Bankers Life Assurance Company of Florida, Voyager Property & Casualty Insurance Company, American Bankers Life Assurance Company of Florida, American Bankers Insurance Company of Florida and American Bankers General Agency, Inc. effective July 1, 2005 (incorporated herein by reference to Exhibit 10.20.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.18.2	Seventh Amendment to Service Expense Reimbursement Agreement by and among Conn Appliances, Inc., American Bankers Life Assurance Company of Florida, American Bankers Insurance Company of Florida, American Reliable Insurance Company and Reliable Lloyds Insurance Company effective May 1, 2009 (incorporated herein by reference to Exhibit 10.14.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2009 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 27, 2009).

10.19	Service Expense Reimbursement Agreement between CAI Credit Insurance Agency, Inc. and American Bankers Life Assurance Company of Florida, American Bankers Insurance Company Ranchers & Farmers County Mutual Insurance Company, Voyager Life Insurance Company and Voyager Property and Casualty Insurance Company effective July 1, 1998 (incorporated herein by reference to Exhibit 10.21 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.19.1	First Amendment to Service Expense Reimbursement Agreement by and among CAI Credit Insurance Agency, Inc., American Bankers Life Assurance Company of Florida, Voyager Property & Casualty Insurance Company, American Bankers Life Assurance Company of Florida, American Bankers Insurance Company of Florida, American Reliable Insurance Company, and American Bankers General Agency, Inc. effective July 1, 2005 (incorporated herein by reference to Exhibit 10.21.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

Exhibit
Number	Description

10.19.2	Fourth Amendment to Service Expense Reimbursement Agreement by and among CAI Credit Insurance Agency, Inc., American Bankers Life Assurance Company of Florida, American Bankers Insurance Company of Florida and American Reliable Insurance Company effective May 1, 2009 (incorporated herein by reference to Exhibit 10.14.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2009 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 27, 2009).

10.20	Consolidated Addendum and Amendment to Service Expense Reimbursement Agreements by and among Certain Member Companies of Assurant Solutions, CAI Credit Insurance Agency, Inc. and Affiliates Insurance Agency, Inc. effective April 1, 2004 (incorporated herein by reference to Exhibit 10.22 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.21	Series 2006-A Supplement to Base Indenture, dated August 1, 2006, by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.23 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 15, 2006).

11.1	Statement re: computation of earnings per share is included under Note 1 to the financial statements.

12.1	Statement of computation of Ratio of Earnings to Fixed Charges (filed herewith).

21	Subsidiaries of Conn’s, Inc. (incorporated herein by reference to Exhibit 21 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2007 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

99.1	Subcertification by Chairman of the Board in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.2	Subcertification by President — Retail Division in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.3	Subcertification by President — Credit Division in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.4	Subcertification by Treasurer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

99.5	Subcertification by Secretary in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

99.6	Subcertification of Chairman of the Board, Chief Operating Officer, Treasurer and Secretary in support of Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

[t]	Management contract or compensatory plan or arrangement.