Form 10-Q
period 2010-07-31
CONNS INC
filed 2010-08-26
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010	Commission File Number 000-50421

CONN'S, INC.
(Exact name of registrant as specified in its charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]  No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 24, 2010:

Class	Outstanding
Common stock, $.01 par value per share	22,489,638

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Conn's, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

Assets	January 31, 2010	July 31, 2010
		(unaudited)
Cash and cash equivalents	$12,247	$8,466
(includes balances of VIE of $104 and $104, respectively)
Other accounts receivable, net of allowance of $50 and $61, respectively	23,254	28,753
Customer accounts receivable, net of allowance of $19,204 and $18,479 respectively
(includes balances of VIE of $279,948 and $258,015, respectively)	368,304	355,861
Inventories	63,499	99,106
Deferred income taxes	15,237	13,830
Federal income taxes recoverable	8,148	-
Prepaid expenses and other assets	8,050	7,785
Total current assets	498,739	513,801
Long-term portion of customer accounts receivable, net of
allowance of $16,598 and $15,868, respectively	318,341	305,584
(includes balances of VIE of $241,971 and $221,562, respectively)
Property and equipment
Land	7,682	7,264
Buildings	10,480	10,314
Equipment and fixtures	23,797	24,640
Transportation equipment	1,795	1,684
Leasehold improvements	91,299	91,522
Subtotal	135,053	135,424
Less accumulated depreciation	(75,350)	(81,354)
Total property and equipment, net	59,703	54,070
	5,485	6,364
Other assets, net (includes balances of VIE of $7,106 and $7,569, respectively)	10,198	12,518
Total assets	$892,466	$892,337
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$64,055	$122,664
(includes balances of VIE of $63,900 and $122,500, respectively)
Accounts payable	39,944	62,115
Accrued compensation and related expenses	5,697	5,245
Accrued expenses	31,685	26,726
Income taxes payable	2,640	1,612
Deferred revenues and allowances	14,596	13,210
Total current liabilities	158,617	231,572
Long-term debt	388,249	307,073
(includes balances of VIE of $282,500 and $197,500, respectively)
Other long-term liabilities	5,195	4,794
Fair value of interest rate swaps	337	240
Deferred gains on sales of property	905	961
Stockholders' equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value, 40,000,000 shares authorized;
24,194,555 and 24,212,843 shares issued at January 31, 2010 and July 31, 2010, respectively)	242	242
Additional paid-in capital	106,226	107,465
Accumulated other comprehensive loss	(218)	(155)
Retained earnings	269,984	277,216
Treasury stock, at cost, 1,723,205 shares	(37,071)	(37,071)
Total stockholders' equity	339,163	347,697
Total liabilities and stockholders' equity	$892,466	$892,337

See notes to consolidated financial statements.

Conn's, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except earnings per share)

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2010	2009	2010
	(As adjusted		(As adjusted
Revenues	see Note 1)		see Note 1)
Product sales	$175,389	$166,378	$360,206	$316,743
Repair service agreement commissions, net	8,859	8,341	18,649	16,258
Service revenues	6,052	4,183	11,596	8,940

Total net sales	190,300	178,902	390,451	341,941

Finance charges and other	40,128	34,763	79,828	69,243

Total revenues	230,428	213,665	470,279	411,184

Cost and expenses
Cost of goods sold, including warehousing
and occupancy costs	140,761	130,276	286,631	244,433
Cost of parts sold, including warehousing
and occupancy costs	2,797	2,120	5,384	4,492
Selling, general and administrative expense	64,979	63,478	127,717	124,221
Provision for bad debts	8,026	9,048	13,670	15,322

Total cost and expenses	216,563	204,922	433,402	388,468

Operating income	13,865	8,743	36,877	22,716
Interest expense, net	5,342	5,875	10,346	10,660
Other (income) expense, net	(13)	12	(21)	183

Income before income taxes	8,536	2,856	26,552	11,873

Provision for income taxes	3,312	1,171	9,972	4,641

Net income	$5,224	$1,685	$16,580	$7,232

Earnings per share
Basic	$0.23	$0.07	$0.74	$0.32
Diluted	$0.23	$0.07	$0.73	$0.32
Average common shares outstanding
Basic	22,454	22,484	22,450	22,479
Diluted	22,660	22,488	22,675	22,483

See notes to consolidated financial statements.

Conn's, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Six Months Ended July 31, 2010
(unaudited)
(in thousands, except descriptive shares)

				Other
			Additional	Compre-
	Common Stock		Paid-in	hensive	Retained	Treasury
	Shares	Amount	Capital	Loss	Earnings	Stock	Total

Balance January 31, 2010	24,194	$242	$106,226	$(218)	$269,984	$(37,071)	$339,163

Issuance of shares of common
stock under Employee
Stock Purchase Plan	19	-	93				93

Stock-based compensation			1,146				1,146

Net income					7,232		7,232

Adjustment of fair value of
interest rate swaps
net of tax of $34				63			63
Other comprehensive income				63			63
Total comprehensive income							7,295

Balance July 31, 2010	24,213	$242	$107,465	$(155)	$277,216	$(37,071)	$347,697

See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Six Months Ended July 31,
	2009	2010
	(As adjusted
Cash flows from operating activities	see Note 1)
Net income	$16,580	$7,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,660	6,625
Amortization, net	437	1,707
Provision for bad debts	13,670	15,322
Stock-based compensation	1,272	1,146
Discounts and accretion on promotional credit	(1,396)	(1,011)
Provision for deferred income taxes	(1,522)	840
(Gains) losses on sales of property and equipment	(5)	62
Changes in operating assets and liabilities:
Customer accounts receivable	(4,634)	10,906
Other accounts receivable	10,044	(5,499)
Inventory	(4,896)	(35,607)
Prepaid expenses and other assets	997	235
Accounts payable	(2,551)	22,171
Accrued expenses	(10,306)	(5,411)
Income taxes payable	(8,231)	6,804
Deferred revenue and allowances	(769)	(1,586)
Net cash provided by operating activities	15,350	23,936
Cash flows from investing activities
Purchases of property and equipment	(6,763)	(1,650)
Proceeds from sales of property	22	589
Net cash used in investing activities	(6,741)	(1,061)
Cash flows from financing activities
Proceeds from stock issued under employee benefit plans	117	93
Borrowings under lines of credit	198,146	127,372
Payments on lines of credit	(213,444)	(149,870)
Increase in deferred financing costs	(378)	(4,182)
Payment of promissory notes	(3)	(69)
Net cash used in financing activities	(15,562)	(26,656)
Net change in cash	(6,953)	(3,781)
Cash and cash equivalents
Beginning of the year	11,909	12,247
End of period	$4,956	$8,466

See notes to consolidated financial statements.

Conn’s, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
July 31, 2010

1.  Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise described herein.  Operating results for the three and six month periods ended July 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2011.  The financial statements should be read in conjunction with the Company’s (as defined below) audited consolidated financial statements and the notes thereto included in the Company’s Current Report on Form 8-K filed on July 7, 2010.

The Company’s balance sheet at January 31, 2010, has been derived from the audited financial statements at that date, revised for the retrospective application of the new accounting principles discussed below, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete financial presentation.  Please see the Company’s Form 8-K filed on July 7, 2010 for a complete presentation of the audited financial statements for the fiscal year ended January 31, 2010, together with all required footnotes, and for a complete presentation and explanation of the components and presentations of the financial statements.

Business Activities.  The Company, through its retail stores, provides products and services to its customer base in seven primary market areas, including southern Louisiana, southeast Texas, Houston, South Texas, San Antonio/Austin, Dallas/Fort Worth and Oklahoma. Products and services offered through retail sales outlets include home appliances, consumer electronics, home office equipment, lawn and garden products, mattresses, furniture, repair service agreements, installment and revolving credit account programs, and various credit insurance products. These activities are supported through an extensive service, warehouse and distribution system. For the reasons discussed below, the Company has aggregated its results into two operating segments: credit and retail. The Company’s retail stores bear the “Conn’s” name, and deliver the same products and services to a common customer group. The Company’s customers generally are individuals rather than commercial accounts. All of the retail stores follow the same procedures and methods in managing their operations. The Company’s management evaluates performance and allocates resources based on the operating results of its retail and credit segments. With the adoption of the new accounting principles discussed below, which require the consolidation of the Company’s variable interest entity engaged in receivables securitizations, management began separately evaluating the performance of its retail and credit operations. As a result, management believes it is appropriate to disclose separate financial information of its retail and credit segments. The separate financial information is disclosed in footnote 6 – “Segment Reporting”.

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

The Company determined that it qualifies as the primary beneficiary of its VIE based on the following considerations:

-	The Company directs the activities that generate the customer receivables that are transferred to the VIE,
-	The Company directs the servicing activities related to the collection of the customer receivables transferred to the VIE,
-	The Company absorbs all losses incurred by the VIE to the extent of its residual interest in the customer receivables held by the VIE before any other investors incur losses, and
-	The Company has the rights to receive all benefits generated by the VIE after paying the contractual amounts due to the other investors.

As a result, the Company’s adoption of the provisions of the new guidance, effective February 1, 2010, resulted in the Company’s VIE, which is engaged in customer receivable financing and securitization, being consolidated in the Company’s balance sheet and the Company’s statements of operations, stockholders’ equity and cash flows. Previously, the operations of the VIE were reported off-balance sheet. The Company has elected to apply the provisions of this new guidance by retrospectively restating prior period financial statements to give effect to the consolidation of the VIE, presenting the balances at their carrying value as if they had always been carried on its balance sheet. The retrospective application impacted the comparative prior period financial statements as follows:

-	For the three and six months ended July 31, 2009, Income before income taxes was increased by approximately $0.4 million and $0.2 million, respectively.
-	For the three and six months ended July 31, 2009, Net income was increased by approximately $0.3 million and $0.1 million, respectively.
-	For the three and six months ended July 31, 2009, Basic earnings per share was increased by $.01
-	For the three months ended July 31, 2009, Diluted earnings per share was increased by $.01. For the six months ended July 31, 2009, Diluted earnings per share was unchanged.
-	For the six months ended July 31, 2009, Cash flows from operating activities was increased by approximately $82.5 million.
-	For the six months ended July 31, 2009, Cash flows from financing activities was reduced by approximately $82.5 million.

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

Fair Value of Financial Instruments.    The fair value of cash and cash equivalents, receivables and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of the Company’s long-term debt and the VIE’s $170 million 2002 Series A variable funding note approximate their carrying amount based on the fact that the agreements were recently amended and the cost of the borrowings were revised to reflect current market conditions. The estimated fair value of the VIE’s $150 million 2006 Series A medium term notes was approximately $143 million and $139 million as of July 31, 2010 and January 31, 2010, respectively, based on its estimate of the rates available at these dates, for instruments with similar terms and maturities. The Company’s interest rate swaps are presented on the balance sheet at fair value.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Earnings Per Share (EPS). The Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any stock options granted, as calculated under the treasury-stock method. The weighted average number of anti-dilutive stock options not included in calculating diluted EPS was 1.5 million and 2.7 million for the three months ended July 31, 2009 and 2010, respectively. The weighted average number of anti-dilutive stock options not included in calculating diluted EPS was 1.5 million and 2.7 million for the six months ended July 31, 2009 and 2010, respectively. The following table sets forth the shares outstanding for the earnings per share calculations:

The following table sets forth the shares outstanding for the earnings per share calculations:

	Three Months Ended
	July 31,
	2009	2010

Common stock outstanding, net of treasury stock, beginning of period	22,452,045	22,480,848
Weighted average common stock issued to employee stock purchase plan	1,893	3,057
Shares used in computing basic earnings per share	22,453,938	22,483,905
Dilutive effect of stock options, net of assumed repurchase of treasury stock	206,360	3,679
Shares used in computing diluted earnings per share	22,660,298	22,487,584

	Six Months Ended
	July 31,
	2009	2010

Common stock outstanding, net of treasury stock, beginning of period	22,444,240	22,471,350
Weighted average common stock issued to employee stock purchase plan	6,247	8,008
Shares used in computing basic earnings per share	22,450,487	22,479,358
Dilutive effect of stock options, net of assumed repurchase of treasury stock	224,085	3,241
Shares used in computing diluted earnings per share	22,674,572	22,482,599

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

Interest Income on Customer Accounts Receivable.  Interest income is accrued using the Rule of 78’s method for installment contracts and the simple interest method for revolving charge accounts, and is reflected in Finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. Interest income is recognized on interest-free promotion credit programs based on the Company’s historical experience related to customers that fail to satisfy the requirements of the interest-free programs. Additionally, for sales on deferred interest and “same as cash” programs that exceed one year in duration, the Company discounts the sales to their fair value, resulting in a reduction in sales and customer receivables, and accretes the discount amount to Finance charges and other over the term of the program. The amount of customer receivables carried on the Company’s consolidated balance sheet that were past due 90 days or more and still accruing interest was $54.8 million and $46.7 million at January 31, 2010, and July 31, 2010, respectively.

Allowance for Doubtful Accounts.  The Company records an allowance for doubtful accounts, including estimated uncollectible interest, for its Customer and Other accounts receivable, based on its historical net loss experience and expectations for future losses.  The net charge-off data used in computing the loss rate is reduced by the amount of post-charge-off recoveries received, including cash payments, amounts realized from the repossession of the products financed and, at times, payments under credit insurance policies. Additionally, the Company separately evaluates the Primary and Secondary portfolios when estimating the allowance for doubtful accounts. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $35.8 million and $34.3 million, at January 31, 2010, and July 31, 2010, respectively. Additionally, as a result of the Company’s practice of reaging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off is impacted. If these accounts had been charged-off sooner the historical net loss rates might have been higher.

Inventories.    Inventories consist of finished goods or parts and are valued at the lower of cost (moving weighted average method) or market.

Other Assets.     The Company has certain deferred financing costs for transactions that have not yet been completed and has not begun amortization of those costs. These costs, which total approximately $1.5 million, are included in Other assets, net, on the balance sheet and will be amortized upon completion of the related financing transaction or expensed in the event the Company fails to complete such a transaction.  The Company also has certain restricted cash balances included in Other assets.  The restricted cash balances represent collateral for note holders of the Company’s VIE, and the amount is expected to decrease as the respective notes are repaid. However, the required balance could increase dependent on certain net portfolio yield requirements. The balance of this restricted cash account was $6.0 million at January 31, 2010, and July 31, 2010.

Comprehensive Income.

Comprehensive income for the three and six months ended July 31, 2009, is as follows (in thousands):

	Three	Six
	Months	Months
	ended	ended

Net income	$5,224	$16,580
Adjustment of fair value of interest rate swaps, net of tax of $37 and $81	(69)	(150)
Total comprehensive income	$5,155	$16,430

Subsequent Events. No material subsequent events have occurred since July 31, 2010, that required recognition or disclosure in the Company’s current period financial statements

Reclassifications. Certain reclassifications have been made in the prior year’s financial statements to conform to the current year’s presentation, by reclassifying the balance of construction-in-progress of approximately $0.9 million from Property and equipment – Buildings to Property and equipment – Leasehold improvements, on the consolidated balance sheet.

2.  Supplemental Disclosure of Finance Charges and Other Revenue

The following is a summary of the classification of the amounts included as Finance charges and other for the three and six months ended July 31, 2009 and 2010 (in thousands):

	Three Months ended		Six Months ended
	July 31		July 31
	2009	2010	2009	2010

Interest income and fees on customer receivables	$35,015	$30,236	$69,971	$60,629
Insurance commissions	4,981	4,311	9,611	8,148
Other	132	216	246	466
Finance charges and other	$40,128	$34,763	$79,828	$69,243

3.  Supplemental Disclosure of Customer Receivables

The following tables present quantitative information about the receivables portfolios managed by the Company (in thousands):

	Total Outstanding Balance
	of Customer Receivables		60 Days Past Due (1)		Reaged (1)
	January 31,	July 31,	January 31,	July 31,	January 31,	July 31,
	2010	2010	2010	2010	2010	2010
Primary portfolio:
Installment	$555,573	$543,327	$46,758	$41,232	$93,219	$85,748
Revolving	41,787	32,325	2,017	1,868	1,819	1,613
Subtotal	597,360	575,652	48,775	43,100	95,038	87,361
Secondary portfolio:
Installment	138,681	130,687	24,616	20,544	49,135	42,465
Total receivables managed	736,041	706,339	$73,391	$63,644	$144,173	$129,826
Allowance for uncollectible accounts	(35,802)	(34,346)
Allowances for promotional credit programs	(13,594)	(10,548)
Current portion of customer accounts
receivable, net	368,304	355,861
Long-term customer accounts
receivable, net	$318,341	$305,584

Receivables transferred to the VIE	$521,919	$479,576	$59,840	$48,542	$122,521	$103,267
Receivables not transferred to the VIE	214,122	226,763	13,551	15,102	21,652	26,559
Total receivables managed	$736,041	$706,339	$73,391	$63,644	$144,173	$129,826

(1)	Amounts are based on end of period balances and accounts could be represented in both the past due and reaged columns shown above.

			Net Credit				Net Credit
	Average Balances		Charge-offs (2)		Average Balances		Charge-offs (2)
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	July 31,		July 31,		July 31,		July 31,
	2009	2010	2009	2010	2009	2010	2009	2010
Primary portfolio:
Installment	$556,386	$537,333			$552,956	$541,023
Revolving	31,467	34,306			33,479	36,627
Subtotal	587,853	571,639	$4,485	$6,240	586,435	577,650	$8,401	$12,393
Secondary portfolio:
Installment	154,225	130,958	1,915	2,008	156,983	132,814	3,604	4,100
Total receivables managed	$742,078	$702,597	$6,400	$8,248	$743,418	$710,464	$12,005	$16,493

Receivables transferred to
the VIE	$569,494	$483,008	$5,843	$5,928	$593,048	$494,080	$11,092	$12,004
Receivables not transferred to
the VIE	172,584	219,589	557	2,320	150,370	216,384	913	4,489
Total receivables managed	$742,078	$702,597	$6,400	$8,248	$743,418	$710,464	$12,005	$16,493

(2)	Amounts represent total credit charge-offs, net of recoveries, on total customer receivables.

4.  Debt and Letters of Credit

The Company’s borrowing facilities consist of an asset-based revolving credit facility, a $10 million unsecured revolving line of credit, its VIE’s 2002 Series A variable funding note and its VIE’s 2006 Series A medium term notes. Debt consisted of the following at the periods ended (in thousands):

	January 31,	July 31,
	2010	2010

Asset-based revolving credit facility	$105,498	$109,400
2002 Series A Variable Funding Note	196,400	170,000
2006 Series A Notes	150,000	150,000
Unsecured revolving line of credit for $10 million maturing in September 2010	-	-
Other long-term debt	406	337
Total debt	452,304	429,737
Less current portion of debt	64,055	122,664
Long-term debt	$388,249	$307,073

The Company’s $210 million asset-based revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory and matures in August 2011. The credit facility bears interest at LIBOR plus a spread ranging from 325 basis points to 375 basis points, based on a fixed charge coverage ratio. In addition to the fixed charge coverage ratio, the revolving credit facility includes a total liabilities to tangible net worth requirement, a minimum customer receivables cash recovery percentage requirement, a net capital expenditures limit and combined portfolio performance covenants. The Company was in compliance with the covenants, as amended, at July 31, 2010. Additionally, the agreement contains cross-default provisions, such that, any default under another credit facility of the Company or its VIE would result in a default under this agreement, and any default under this agreement would result in a default under those agreements. The asset-based revolving credit facility is secured by the assets of the Company not otherwise encumbered.

The 2002 Series A program functions as a revolving credit facility to fund the transfer of eligible customer receivables to the VIE. When the outstanding balance of the facility approaches a predetermined amount, the VIE (Issuer) is required to seek financing to pay down the outstanding balance in the 2002 Series A variable funding note. The amount paid down on the facility then becomes available to fund the transfer of new customer receivables or to meet required principal payments on other series as they become due. The new financing could be in the form of additional notes, bonds or other instruments as the market and transaction documents might allow. Given the current state of the financial markets, especially with respect to asset-backed securitization financing, the Company has been unable to issue medium-term notes or increase the availability under the existing variable funding note program. The 2002 Series A program consists of a $170 million commitment that was renewed in August 2010, and is renewable annually, at the Company’s option, until August 2011 and bears interest at commercial paper rates plus a spread of 250 basis points. The total commitment under the 2002 Series A program was reduced from $200 million at January 31, 2010. Additionally, in connection with recent amendments to the 2002 Series A facility, the VIE agreed to reduce the total available commitment to $130 million in April 2011.

 The 2006 Series A program, which was consummated in August 2006, is non-amortizing for the first four years and officially matures in April 2017. However, it is expected that the scheduled monthly $7.5 million principal payments, which begin in September 2010, will retire the bonds prior to that date. The VIE’s borrowing agreements contain certain covenants requiring the maintenance of various financial ratios and customer receivables performance standards. The Issuer was in compliance with the requirements of the agreements, as amended, as of July 31, 2010. The VIE’s debt is secured by the Customer accounts receivable that are transferred to it, which are included in Customer accounts receivable and Long-term portion of customer accounts receivable on the consolidated balance sheet. The investors and the securitization trustee have no recourse to the Company’s other assets for failure of the individual customers of the Company and the VIE to pay when due. Additionally, the Company has no recourse to the VIE’s assets to satisfy its obligations. The Company’s retained interests in the customer receivables collateralizing the securitization program and the related cash flows are subordinate to the investors’ interests, and would not be paid if the Issuer is unable to repay the amounts due under the 2002 Series A and 2006 Series A programs. The ultimate realization of the retained interest is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

In March 2010, the Company and its VIE completed amendments to the various borrowing agreements that revised the covenant requirements as of January 31, 2010, and revised certain future covenant requirements. The revised covenant calculations include both the operating results and assets and liabilities of the Company and the VIE, effective January 31, 2010, for all financial covenant calculations.  In addition to the covenant changes, the Company, as servicer of the customer receivables, agreed to implement certain additional collection procedures if certain performance requirements were not maintained, and agreed to make fee payments to the 2002 Series A facility providers on the amount of the commitment available at specific future dates. The Company also agreed to use the proceeds from any capital raising activity it completes to further reduce the commitments and debt outstanding under the securitization program’s debt facilities. The fee payments will equal the following rates multiplied times the total available borrowing commitment under the 2002 Series A facility on the dates shown:

-	50 basis points on May 1, 2010,
-	100 basis points on August 1, 2010,
-	110 basis points on November 1, 2010,
-	115 basis points on February 1, 2011,
-	115 basis point on May 1, 2011, and
-	123 basis points on August 1, 2011.

In accordance with the schedule, the Company made a payment of approximately $0.9 million on May 1, 2010 and another payment of approximately $1.7 million on August 1, 2010.

As of July 31, 2010, the Company had approximately $57.1 million under its asset-based revolving credit facility, net of standby letters of credit issued, and $10.0 million under its unsecured bank line of credit immediately available for general corporate purposes.  The Company also had $21.8 million that may become available under its asset-based revolving credit facility if it grows the balance of eligible customer receivables and its total eligible inventory balances.

The Company’s asset–based revolving credit facility provides it the ability to utilize letters of credit to secure its obligations as the servicer under its VIE’s asset-backed securitization program, deductibles under the Company’s property and casualty insurance programs and international product purchases, among other acceptable uses. At July 31, 2010, the Company had outstanding letters of credit of $21.7 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $21.7 million as of July 31, 2010.

The Company held interest rate swaps with notional amounts totaling $25.0 million as of July 31, 2010, with terms extending through July 2011 for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of its variable-rate debt, based on changes in the benchmark one-month LIBOR interest rate. Changes in the cash flows of the interest rate swaps are expected to exactly offset the changes in cash flows (changes in base interest rate payments) attributable to fluctuations in the LIBOR interest rate.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At July 31, 2010, the estimated net amount of loss that is expected to be reclassified into earnings within the next twelve months is $0.2 million.

For information on the location and amounts of derivative fair values in the statement of operation, see the tables presented below (in thousands):

	Fair Values of Derivative Instruments

	Liability Derivatives
	January 31, 2010		July 31, 2010
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as
hedging instruments under
Interest rate contracts	Other liabilities	$337	Other liabilities	$240

Total derivatives designated
as hedging instruments		$337		$240

Derivatives in	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow	Three Months Ended		Income	Three Months Ended		Excluded from	Three Months Ended
Hedging	July 31,	July 31,	(Effective	July 31,	July 31,	Effectiveness	July 31,	July 31,
Relationships	2009	2010	Portion)	2009	2010	Testing)	2009	2010
Interest Rate			Interest income/			Interest income/
Contracts	$(69)	$(7)	(expense)	$(75)	$(72)	(expense)	$-	$-

Total	$(69)	$(7)		$(75)	$(72)		$-	$-

Derivatives in	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow	Six Months Ended		Income	Six Months Ended		Excluded from	Six Months Ended
Hedging	July 31,	July 31,	(Effective	July 31,	July 31,	Effectiveness	July 31,	July 31,
Relationships	2009	2010	Portion)	2009	2010	Testing)	2009	2010
Interest Rate			Interest income/			Interest income/
Contracts	$(150)	$(63)	(expense)	$(92)	$(170)	(expense)	$-	$-

Total	$(150)	$(63)		$(92)	$(170)		$-	$-

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

Repair Service Agreement Obligations. The Company sells repair service agreements that extend the period of covered warranty service on the products the Company sells. For certain of the repair service agreements sold, the Company is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The typical term for these agreements is between 12 and 36 months. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sale and recorded in revenues in the statement of operations over the life of the agreements. The agreements can be canceled at any time and any deferred revenue associated with canceled agreements is reversed at the time of cancellation. The amounts of repair service agreement revenue deferred at January 31, 2010, and July 31, 2010, were $7.3 million and $7.1 million, respectively, and are included in Deferred revenue and allowances in the accompanying consolidated balance sheets. The following table presents a reconciliation of the beginning and ending balances of the deferred revenue on the Company’s repair service agreements and the amount of claims paid under those agreements (in thousands):

Reconciliation of deferred revenues on repair service agreements
	Six Months Ended
	July 31,
	2009	2010

Balance in deferred revenues at beginning of period	$7,213	$7,268
Revenues earned during the period	(3,501)	(3,583)
Revenues deferred on sales of new agreements	3,526	3,456
Balance in deferred revenues at end of period	$7,238	$7,141

Total claims incurred during the period, excludes selling expenses	$1,638	$1,841

6.  Segment Reporting

Financial information by segment is presented in the following tables for the three and six months ended July 31, 2010 and 2009 (in thousands):

	Three Months Ended July 31,
	2009			2010
	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$175,389	$-	$175,389	$166,378	$-	$166,378
Repair service agreement commissions (net) (a)	11,433	(2,574)	8,859	11,534	(3,193)	8,341
Service revenues	6,052		6,052	4,183		4,183
Total net sales	192,874	(2,574)	190,300	182,095	(3,193)	178,902
Finance charges and other	131	39,997	40,128	216	34,547	34,763
Total revenues	193,005	37,423	230,428	182,311	31,354	213,665
Cost and expenses
Cost of goods and parts sold, including
warehousing and occupancy costs	143,558	-	143,558	132,396	-	132,396
Selling, general and
administrative expense (b) (c)	49,407	15,572	64,979	46,407	17,071	63,478
Provision for bad debts	7	8,019	8,026	207	8,841	9,048
Total cost and expenses	192,972	23,591	216,563	179,010	25,912	204,922
Operating income	33	13,832	13,865	3,301	5,442	8,743
Interest expense, net	-	5,342	5,342	-	5,875	5,875
Other (income) expense, net	(13)	-	(13)	12	-	12
Segment income (loss)
before income taxes	$46	$8,490	$8,536	$3,289	$(433)	$2,856

	Six Months Ended July 31,
	2009			2010
	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$360,206	$-	$360,206	$316,743	$-	$316,743
Repair service agreement commissions (net) (a)	23,520	(4,871)	18,649	22,458	(6,200)	16,258
Service revenues	11,596		11,596	8,940		8,940
Total net sales	395,322	(4,871)	390,451	348,141	(6,200)	341,941
Finance charges and other	246	79,582	79,828	466	68,777	69,243
Total revenues	395,568	74,711	470,279	348,607	62,577	411,184
Cost and expenses
Cost of goods and parts sold, including
warehousing and occupancy costs	292,015	-	292,015	248,925	-	248,925
Selling, general and
administrative expense (b) (d)	96,303	31,414	127,717	89,604	34,617	124,221
Provision for bad debts	66	13,604	13,670	293	15,029	15,322
Total cost and expenses	388,384	45,018	433,402	338,822	49,646	388,468
Operating income	7,184	29,693	36,877	9,785	12,931	22,716
Interest expense, net	-	10,346	10,346	-	10,660	10,660
Other (income) expense, net	(21)	-	(21)	183	-	183
Segment income before income taxes	$7,205	$19,347	$26,552	$9,602	$2,271	$11,873
Total assets	$224,370	$714,900	$939,270	$218,688	$673,649	$892,337

(a) – Retail repair service agreement commissions exclude repair service agreement cancellations that are the result of consumer credit account charge-offs. These amounts are reflected in repair service agreement commissions for the credit segment.

(b) – Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $1.7 million and $1.6 million for the three months ended July 31, 2010 and 2009, respectively. The amount of overhead allocated to each segment was approximately $3.4 million and $3.2 million for the six months ended July 31, 2010 and 2009, respectively. The amount of the reimbursement made to the retail segment by the credit segment was approximately $4.4 million and $4.6 million for the three months ended July 31, 2010 and 2009, respectively. The amount of the reimbursement made to the retail segment by the credit segment was approximately $8.9 million and $9.3 million for the six months ended July 31, 2010 and 2009, respectively.

(c) - Selling, general and administrative expenses of the retail segment include depreciation and amortization expense of approximately $3.2 million and $3.3 million for the three months ended July 31, 2010 and 2009, respectively. Selling, general and administrative expenses of the credit segment include depreciation and amortization expense of approximately $1.0 million and $0.4 million for the three months ended July 31, 2010 and 2009, respectively.

(d) - Selling, general and administrative expenses of the retail segment include depreciation and amortization expense of approximately $6.4 million and $6.5 million for the six months ended July 31, 2010 and 2009, respectively. Selling, general and administrative expenses of the credit segment include depreciation and amortization expense of approximately $2.1 million and $0.9 million for the six months ended July 31, 2010 and 2009, respectively.

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

Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” in our filings with the Securities and Exchange Commission, including our Form 10-K/A filed on April 12, 2010 and our Form 10-Q/A filed on July 7, 2010.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report might not happen.

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

We are a specialty retailer with 76 retail locations in Texas, Louisiana and Oklahoma, that sells home appliances, including refrigerators, freezers, washers, dryers, dishwashers and ranges, a variety of consumer electronics, including LCD, LED, 3-D, plasma and DLP televisions, camcorders, digital cameras, Blu-ray and DVD players, video game equipment, MP3 players and home theater products, lawn and garden products, mattresses and furniture. We also sell home office equipment, including computers, notebooks and computer accessories and continue to introduce additional product categories for the home and consumer entertainment, such as GPS devices, to help increase same store sales and to respond to our customers' product needs. We require our sales associates to be knowledgeable of all of our products.

Unlike many of our competitors, we provide flexible in-house credit options for our customers. In the last three years, we financed, on average, approximately 61% of our retail sales through our internal credit programs. In addition to interest-bearing installment and revolving charge contracts, at times, we offer promotional credit programs to certain customers that provide for “same as cash” or deferred interest interest-free periods of varying terms, generally three, six, 12, 18, 24 and 36 months, and require monthly payments beginning in the month after the sale.  In turn, we finance substantially all of our customer receivables from these credit programs with cash flow from operations and through an asset-based revolving credit facility and an asset-backed securitization facility. In addition to our own credit programs, we use third-party financing programs to provide a portion of the non-interest bearing financing for purchases made by our customers and to provide our customers a rent-to-own payment option.

The following tables present, for comparison purposes, information about our credit portfolios (dollars in thousands, except average outstanding customer balance).

	Primary Portfolio (1)
	Six Months Ended
	1/31/2009	7/31/2009	1/31/2010	7/31/2010

Total outstanding balance (period end)	$589,922	$593,104	$597,360	$575,652
Average outstanding customer balance	$1,403	$1,393	$1,339	$1,330
Number of active accounts (period end)	420,585	425,914	446,203	432,912
Account balances over 60 days past due (period end) (4)	$35,153	$37,681	$48,775	$43,100
Percent of balances over 60 days past due to
total outstanding balance (period end)	6.0%	6.4%	8.2%	7.5%
Total account balances reaged (period end) (4)	90,560	90,076	95,038	87,361
Percent of reaged balances to
total outstanding balance (period end)	15.4%	15.2%	15.9%	15.2%
Account balances reaged more than six months (period end)	$36,452	$37,146	$35,448	$33,861
Weighted average credit score of outstanding balances	603	599	600	598
Total applications processed (2)	450,880	408,441	394,324	369,620
Percent of retail sales financed	50.5%	49.4%	55.2%	53.3%
Weighted average origination credit score of sales financed	635	632	632	630
Total applications approved	49.8%	49.8%	52.3%	52.0%
Average down payment	3.5%	6.1%	4.3%	3.4%
Average total outstanding balance	$571,301	$586,435	$598,421	$577,650
Bad debt charge-offs (net of recoveries)	$8,181	$8,401	$12,376	$12,393
Percent of bad debt charge-offs (net of
recoveries) to average outstanding balance, annualized	2.9%	2.9%	4.1%	4.3%
Estimated percent of reage balances collected (3)	87.6%	88.9%	83.2%	82.9%

	Secondary Portfolio (1)
	Six Months Ended
	1/31/2009	7/31/2009	1/31/2010	7/31/2010

Total outstanding balance (period end)	$163,591	$152,774	$138,681	$130,687
Average outstanding customer balance	$1,394	$1,372	$1,319	$1,305
Number of active accounts (period end)	117,372	111,347	105,109	100,132
Account balances over 60 days past due (period end) (4)	$19,988	$19,361	$24,616	$20,544
Percent of balances over 60 days past due to
total outstanding balance (period end)	12.2%	12.7%	17.8%	15.7%
Total account balances reaged (period end) (4)	$50,602	$50,711	$49,135	$42,465
Percent of reaged balances to
total outstanding balance (period end)	30.9%	33.2%	35.4%	32.5%
Account balances reaged more than six months (period end)	$19,860	$22,842	$21,920	$20,210
Weighted average credit score of outstanding balances	521	524	526	532
Total applications processed (2)	200,681	182,768	168,845	158,949
Percent of retail sales financed	9.5%	6.0%	6.1%	6.5%
Weighted average origination credit score of sales financed	540	546	554	560
Total applications approved	22.9%	20.5%	19.9%	22.3%
Average down payment	19.8%	21.2%	21.1%	15.3%
Average total outstanding balance	$148,458	$156,983	$145,976	$132,814
Bad debt charge-offs (net of recoveries)	$4,089	$3,604	$4,561	$4,100
Percent of bad debt charge-offs (net of
recoveries) to average outstanding balance, annualized	5.5%	4.6%	6.2%	6.2%
Estimated percent of reage balances collected (3)	88.6%	90.7%	86.6%	86.9%

	Combined Portfolio (1)
	Six Months Ended
	1/31/2009	7/31/2009	1/31/2010	7/31/2010

Total outstanding balance (period end)	$753,513	$745,878	$736,041	$706,339
Average outstanding customer balance	$1,401	$1,388	$1,335	$1,325
Number of active accounts (period end)	537,957	537,261	551,312	533,044
Account balances over 60 days past due (period end) (4)	$55,141	$57,042	$73,391	$63,644
Percent of balances over 60 days past due to
total outstanding balance (period end)	7.3%	7.6%	10.0%	9.0%
Total account balances reaged (period end) (4)	$141,162	$140,787	$144,173	$129,826
Percent of reaged balances to
total outstanding balance (period end)	18.7%	18.9%	19.6%	18.4%
Account balances reaged more than six months (period end)	$56,312	$59,988	$57,368	$54,071
Weighted average credit score of outstanding balances	585	583	586	586
Total applications processed (2)	651,561	591,209	563,169	528,569
Percent of retail sales financed	60.0%	55.4%	61.3%	59.8%
Weighted average origination credit score of sales financed	619	619	622	620
Total applications approved	41.5%	40.7%	42.6%	43.1%
Average down payment	5.6%	7.9%	6.0%	5.0%
Average total outstanding balance	$719,759	$743,418	$744,397	$710,464
Weighted average monthly payment rate	5.2%	5.5%	5.0%	5.6%
Bad debt charge-offs (net of recoveries)	$12,270	$12,005	$16,937	$16,493
Percent of bad debt charge-offs (net of
recoveries) to average outstanding balance, annualized	3.4%	3.2%	4.6%	4.6%
Estimated percent of reage balances collected (3)	87.9%	89.6%	84.4%	84.2%

___________________________

(1)	The Portfolios consist of owned and transferred receivables.
(2)	Unapproved and not declined credit applications in the primary portfolio are referred to the secondary portfolio.
(3)
Is calculated as 1 minus the percent of actual bad debt charge-offs (net of recoveries) of reage balances as a percent of average reage balances.  The reage bad debt charge-offs are included as a component of Percent of bad debt charge-offs (net of recoveries) to average outstanding balance.

(4)	Accounts that become delinquent after being reaged are included in both the delinquency and reaged amounts.

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

Executive Overview

This narrative is intended to provide an executive level overview of our operations for the three and six months ended July 31, 2010.  A detailed explanation of the changes in our operations for this period as compared to the prior year period is included under Results of Operations. Some of the more specific items impacting our operating and pretax income were:

•
For the three months ended July 31, 2010, compared to the same period last year, Total net sales decreased 6.0% and Finance charges and other decreased 13.4%. Total revenues decreased 7.3% while same store sales decreased 6.4% for the quarter ended July 31, 2010. The sales decline was primarily driven by:

•
more challenging economic conditions in Texas compared to the same quarter in the prior year, as evidenced by the unemployment rate rising from an average of 7.5% to 8.2% for the three month periods ended July 31, 2009 and 2010, respectively, and

•	management’s emphasis on improving retail gross margin, which increased from 23.6% to 25.4% for the three months ended July 31, 2009, and 2010, respectively, while maintaining price competitiveness.

•
For the six months ended July 31, 2010, compared to the same period last year, Total net sales decreased 12.4% and Finance charges and other decreased 13.3%. Total revenues decreased 12.6% while same store sales decreased 13.3% for the six months ended July 31, 2010. The sales decline was primarily driven by the same reasons discussed above for the quarter.

•
Finance charges and other decreased 13.4% and 13.3% for the three and six months ended July 31, 2010, when compared to the same period last year, primarily due to a decrease in interest income and fees as the average interest income and fee yield earned on the portfolio fell from 18.9% and 18.8 % for the three and six months ended July 31, 2009, to 17.2% and 17.1%, for the three and six months ended July 31, 2010, and the average balance of customer accounts receivable outstanding during the six months ended July 31, 2010 fell 4.4%, as compared to the prior year period. The interest income and fee yield fell as a result of the higher level of charge-offs experienced, resulting in an increase in the reversal of accrued interest and increased reserves for uncollectible interest, and the reduced amount of new credit accounts originated in the three and six month periods ended July 31, 2010, as compared to the same periods in the prior fiscal year. The reduction in new credit accounts originated negatively impacts the yield since interest income is recognized using the Rule of 78’s, which accelerates the recognition of interest earnings.

•
Deferred interest and ”same as cash” plans under our consumer credit programs continue to be an important part of our sales promotion plans and are utilized to provide a wide variety of financing to enable us to appeal to a broader customer base.  For the three and six months ended July 31, 2010, $39.8 million, or 23.9% and $65.4 million, or 20.6%, respectively, of our product sales were financed by our deferred interest and “same as cash” plans. For the comparable period in the prior year, product sales financed by our deferred interest and “same as cash” sales were $32.0 million, or 18.3% and $59.2 million, or 16.4%. Our promotional credit programs (same as cash and deferred interest programs), which require monthly payments, are reserved for our highest credit quality customers, thereby reducing the overall risk in the portfolio, and are typically used to finance sales of our highest margin products.  We expect to continue to offer promotional credit in the future. In addition to the amounts above, we used third-party consumer credit programs to finance approximately $3.4 million and $27.7 million, of our product and repair service agreement sales during the six months ended July 31, 2009 and 2010, respectively.

•
Our total gross margin (Total revenues less Cost of goods sold) increased from 37.7% to 38.0% for the three months ended July 31, 2010, when compared to the same period in the prior year. The increase resulted primarily from:

•
an increase in retail gross margins (includes gross profit from product sales and repair service agreement commissions) from 23.6% for the three months ended July 31, 2009, to 25.4% for the three months ended July 31, 2010, respectively, which improved the total gross margin by 150 basis points. The increase was driven largely by a 200 basis point increase in product gross margins to 21.7% for the three months ended July 31, 2010, as we focused on improving pricing discipline on the sales floor while maintaining price competitiveness in the marketplace, and

•
a change in the revenue mix in the three months ended July 31, 2010, such that higher gross margin finance charge and other revenues contributed a lesser percentage of total revenues, resulted in a decrease in the total gross margin of approximately 120 basis points.

•
Our gross margin increased from 37.9% to 39.5% for the six months ended July 31, 2010, when compared to the same period in the prior year. The increase was a result primarily of an improved retail gross margin, similar to the trend discussed for the three months ended July 31, 2010.

•
During the three months ended July 31, 2010, Selling, general and administrative (SG&A) expense was reduced by $1.5 million, though it increased as a percent of revenues to 29.7% from 28.2% in the prior year period, due to the deleveraging effect of the decline in total revenues. The $1.5 million reduction in SG&A expense was driven primarily by lower compensation and related expense and reduced general insurance expense, partially offset by increased amortization expense due to the amendments completed to our credit facilities, higher charges related to the increased use of third-party finance providers and increased use of contract delivery and installation services. The prior year period also included a $0.3 million charge to increase our litigation reserves. SG&A expense for the six month period decreased $3.5 million, though it increased as a percent of revenues to 30.2% from 27.2% in the prior year period, due to the deleveraging effect of the decline in total revenues.

•
The Provision for bad debts increased to $9.0 million and $15.3 million for the three and six months ended July 31, 2010, respectively. Our total net charge-offs of customer and non-customer accounts receivable increased by $1.8 million and $4.5 million for the three and six months ended July 31, 2010 as compared to the same periods in the prior fiscal year. In the six months ended July 31, 2010 we experienced an improvement in our credit portfolio performance (specifically, the trends in the delinquency rate, payment rate, net charge-off rate and percent of the portfolio reaged) as compared to the fourth quarter of fiscal 2010. Based on our expectations about future credit portfolio performance we increased the allowance for bad debts $0.5 million during the three months ended July 31, 2010, though it has been reduced $1.4 million during the six months ended July 31, 2010.

•
Net interest expense increased in the three months and six months ended July 31, 2010, due primarily to a $0.9 million fee paid during the three months ended July 31, 2010, to the lenders providing the variable funding note under the securitization facility.

•	The provision for income taxes for the three months and six months ended July 31, 2010, was impacted primarily by the change in pre-tax income.

Operational Changes and Resulting Outlook

While we are continuing to assess the availability of capital for new store locations and growth of the credit portfolio, we do not currently have any new store openings planned and have reduced the size of the credit portfolio since January 31, 2010, in order to reduce the debt outstanding to support the credit operations.

During the fiscal year ended January 31, 2010, we adjusted our underwriting guidelines and reduced the volume of credit accounts we originate in our Secondary Portfolio. As a result of the changes in our underwriting guidelines, which reduced retail sales volumes, we saw improved credit portfolio performance during the first six months of fiscal 2011, evidenced by:

•
a 100 basis point reduction in the 60+ day delinquency percentage from 10.0% at January 31, 2010, to 9.0% at July 31, 2010, as compared to a 30 basis point increase in the same percentage from 7.3% at January 31, 2009, to 7.6% at July 31, 2009,

•
a 120 basis point, or $14.4 million, reduction in the percent and balance, respectively, of the credit portfolio that has been reaged, to 18.4%, or $129.8 million, as of July 31, 2010, as compared to January 31, 2010, and

•
the payment rate percentage, the amount collected on credit accounts during a month as a percentage of the portfolio balance at the beginning of the month, increased in each of the six months of the current fiscal year as compared to the same months in the prior fiscal year.

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

Application of Critical Accounting Policies

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as critical accounting estimates. We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of July 31, 2010.

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

Allowance for Doubtful Accounts. We record an allowance for doubtful accounts, including estimated uncollectible interest, for our Customer accounts receivable, based on our historical net loss experience and expectations for future losses. The net charge-off data used in computing the loss rate is reduced by the amount of post-charge-off recoveries received, including cash payments, amounts realized from the repossession of the products financed and, at times, payments received under credit insurance policies. Additionally, we separately evaluate the Primary and Secondary portfolios when estimating the allowance for doubtful accounts. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $35.8 million and $34.3 million at January 31, 2010, and July 31, 2010, respectively. Additionally, as a result of our practice of reaging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off is impacted. If these accounts had been charged-off sooner the net loss rates might have been higher. Reaged customer receivable balances represented 18.4% of the total portfolio balance at July 31, 2010. If the loss rate used to calculate the allowance for doubtful accounts were increased by 10% at July 31, 2010, we would have increased our Provision for bad debts by approximately $3.4 million.

Revenue Recognition.  Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell repair service agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell repair service renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the repair service agreement. These repair service agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically have terms ranging from 12 to 36 months. These agreements are separate units of accounting and are valued based on the agreed upon retail selling price. The amount of repair service agreement revenue deferred at January 31, 2010, and July 31, 2010, was $7.3 million and $7.1 million, respectively, and is included in Deferred revenues and allowances in the accompanying consolidated balance sheets.

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

Results of Operations

The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Revenues:
Product sales	77.9%	76.1%	77.0%	76.6%
Repair service agreement commissions (net)	3.9	3.9	4.0	4.0
Service revenues	1.9	2.6	2.2	2.4
Total net sales	83.7	82.6	83.2	83.0

Finance charges and other	16.3	17.4	16.8	17.0

Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of goods sold, including warehousing and occupancy cost	61.0	61.1	59.5	61.0
Cost of parts sold, including warehousing and occupancy cost	1.0	1.2	1.1	1.1
Selling, general and administrative expense	29.7	28.2	30.2	27.2
Provision for bad debts	4.2	3.5	3.7	2.9
Total costs and expenses	95.9	94.0	94.5	92.2
Operating income	4.1	6.0	5.5	7.8
Interest expense, net	2.8	2.3	2.6	2.2
Other (income) / expense, net	0.0	0.0	0.0	0.0
Income before income taxes	1.3	3.7	2.9	5.6
Provision for income taxes	0.5	1.4	1.1	2.1
Net income	0.8%	2.3%	1.8%	3.5%

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

Analysis of consolidated statements of operations

Total consolidated	Three months ended		2010 vs. 2009		Six months ended		2010 vs. 2009
	July 31,		Incr/(Decr)		July 31,		Incr/(Decr)
(in thousands except percentages)	2010	2009	Amount	Pct	2010	2009	Amount	Pct
Revenues
Product sales	$166,378	$175,389	$(9,011)	(5.1)%	$316,743	$360,206	$(43,463)	(12.1)%
Repair service agreement
commissions (net)	8,341	8,859	(518)	(5.8)	16,258	18,649	(2,391)	(12.8)
Service revenues	4,183	6,052	(1,869)	(30.9)	8,940	11,596	(2,656)	(22.9)
Total net sales	178,902	190,300	(11,398)	(6.0)	341,941	390,451	(48,510)	(12.4)
Finance charges and other	34,763	40,128	(5,365)	(13.4)	69,243	79,828	(10,585)	(13.3)
Total revenues	213,665	230,428	(16,763)	(7.3)	411,184	470,279	(59,095)	(12.6)
Cost and expenses
Cost of goods and parts sold	132,396	143,558	(11,162)	(7.8)	248,925	292,015	(43,090)	(14.8)
Gross Profit	81,269	86,870	(5,601)	(6.4)	162,259	178,264	(16,005)	(9.0)
Gross Margin	38.0%	37.7%			39.5%	37.9%
Selling, general and
administrative expense	63,478	64,979	(1,501)	(2.3)	124,221	127,717	(3,496)	(2.7)
Provision for bad debts	9,048	8,026	1,022	12.7	15,322	13,670	1,652	12.1
Total costs and expenses	204,922	216,563	(11,641)		388,468	433,402	(44,934)
Operating income	8,743	13,865	(5,122)	(36.9)	22,716	36,877	(14,161)	(38.4)
Operating Margin	4.1%	6.0%			5.5%	7.8%
Interest expense	5,875	5,342	533	10.0	10,660	10,346	314	3.0
Other (income) expense	12	(13)	25	(192.3)	183	(21)	204	(971.4)
Pretax Income	2,856	8,536	(5,680)	(66.5)	11,873	26,552	(14,679)	(55.3)
Provision for income taxes	1,171	3,312	(2,141)	(64.6)	4,641	9,972	(5,331)	(53.5)
Net Income	$1,685	$5,224	$(3,539)	(67.7)	$7,232	$16,580	$(9,348)	(56.4)

Retail segment	Three months ended		2010 vs. 2009		Six months ended		2010 vs. 2009
	July 31,		Incr/(Decr)		July 31,		Incr/(Decr)
(in thousands except percentages)	2010	2009	Amount	Pct	2010	2009	Amount	Pct
Revenues
Product sales	$166,378	$175,389	$(9,011)	(5.1)%	$316,743	$360,206	$(43,463)	(12.1)%
Repair service agreement
commissions (net) (a)	11,534	11,433	101	0.9	22,458	23,520	(1,062)	(4.5)
Service revenues	4,183	6,052	(1,869)	(30.9)	8,940	11,596	(2,656)	(22.9)
Total net sales	182,095	192,874	(10,779)	(5.6)	348,141	395,322	(47,181)	(11.9)
Finance charges and other	216	131	85	64.9	466	246	220	89.4
Total revenues	182,311	193,005	(10,694)	(5.5)	348,607	395,568	(46,961)	(11.9)
Cost and expenses
Cost of goods and parts sold	132,396	143,558	(11,162)	(7.8)	248,925	292,015	(43,090)	(14.8)
Gross Profit	49,915	49,447	468	0.9	99,682	103,553	(3,871)	(3.7)
Gross Margin	27.4%	25.6%			28.6%	26.2%
Selling, general and
administrative expense (b)	46,407	49,407	(3,000)	(6.1)	89,604	96,303	(6,699)	(7.0)
Provision for bad debts	207	7	200	2857.1	293	66	227	343.9
Total costs and expenses	179,010	192,972	(13,962)	(7.2)	338,822	388,384	(49,562)	(12.8)
Operating income	3,301	33	3,268	9903.0	9,785	7,184	2,601	36.2
Operating Margin	1.8%	0.0%			2.8%	1.8%
Other (income) expense	12	(13)	25	(192.3)	183	(21)	204	(971.4)
Segment income before
Income Taxes	$3,289	$46	$3,243	7050.0	$9,602	$7,205	$2,397	33.3

Credit segment	Three months ended		2010 vs. 2009		Six months ended		2010 vs. 2009
	July 31,		Incr/(Decr)		July 31,		Incr/(Decr)
(in thousands except percentages)	2010	2009	Amount	Pct	2010	2009	Amount	Pct
Revenues
Product sales	$0	$0	$0	N/A	$0	$0	$0	N/A
Repair service agreement
commissions (net) (a)	(3,193)	(2,574)	(619)	24.0	(6,200)	(4,871)	(1,329)	27.3
Total net sales	(3,193)	(2,574)	(619)	24.0	(6,200)	(4,871)	(1,329)	27.3
Finance charges and other	34,547	39,997	(5,450)	(13.6)	68,777	79,582	(10,805)	(13.6)
Total revenues	31,354	37,423	(6,069)	(16.2)	62,577	74,711	(12,134)	(16.2)
Cost and expenses
Selling, general and
administrative expense (b)	17,071	15,572	1,499	9.6	34,617	31,414	3,203	10.2
Provision for bad debts	8,841	8,019	822	10.3	15,029	13,604	1,425	10.5
Total costs and expenses	25,912	23,591	2,321	9.8	49,646	45,018	4,628	10.3
Operating income	5,442	13,832	(8,390)	(60.7)	12,931	29,693	(16,762)	(56.5)
Operating Margin	17.4%	37.0%			20.7%	39.7%
Interest expense	5,875	5,342	533	10.0	10,660	10,346	314	3.0
Segment Income (loss)
before Income Taxes	$(433)	$8,490	$(8,923)	(105.1)	$2,271	$19,347	$(17,076)	(88.3)

(a)
Retail repair service agreement commissions exclude repair service agreement cancellations that are the result of consumer credit account charge-offs. These amounts are reflected in repair service agreement commissions for the credit segment.

(b)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $1.7 million and $1.6 million for the three months ended July 31, 2010 and 2009, respectively. The amount of overhead allocated to each segment was approximately $3.4 million and $3.2 million for the six months ended July 31, 2010 and 2009, respectively. The amount of the reimbursement made to the retail segment by the credit segment was approximately $4.4 million and $4.6 million for the three months ended July 31, 2010 and 2009, respectively. The amount of the reimbursement made to the retail segment by the credit segment was approximately $8.9 million and $9.3 million for the six months ended July 31, 2010 and 2009, respectively.

Three Months Ended July 31, 2010 Compared to Three Months Ended July 31, 2009

			Change
(Dollars in Millions)	2010	2009	$	%
Net sales	$178.9	$190.3	(11.4)	(6.0)
Finance charges and other	34.8	40.1	(5.3)	(13.2)
Revenues	$213.7	$230.4	(16.7)	(7.2)

The $11.4 million decrease in net sales consists of the following:

•	a $11.7 million same store sales decrease of 6.4%;

•
a $2.2 million net increase generated by three retail locations that were not open for the three months in each period. Two new locations were opened subsequent to May 1, 2009 and one of our clearance centers was closed subsequent to May 1, 2009; and

•	a $1.9 million decrease in service revenues.

The components of the $11.4 million decrease in net sales were a $9.0 million decrease in Product sales and a $2.4 million decrease in repair service agreement commissions and service revenues. The $11.4 million decrease in product sales resulted from the following:

•
approximately $23.6 million increase attributable to increases in total unit sales, due primarily to increased unit sales in consumer electronics, track and furniture and mattresses, partially offset by decreases in appliances, and

•
approximately $32.6 million decrease attributable to an overall decrease in the average unit price. The decrease was due primarily to a decrease in price points in the electronics and track categories, partially offset by an increase in appliances.

The $2.4 million decrease in repair service agreement commissions and service revenues consisted of:

•
a $0.1 million increase in the retail segment’s repair service agreement commissions due primarily to increased penetration on the sale of repair service agreements, largely offset by a decline in product sales;

•	a $0.6 million decrease in the credit segment’s repair service agreement commissions due to the higher level of credit charge-offs experienced; and

•	a $1.9 million decrease in the retail segment’s service revenues due primarily to increased use of third-party servicers to provide cost-effective, timely product repairs for our customers.

The following table presents net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts (in thousands) and as a percent of total net sales.  Classification of sales has been adjusted from previous presentations to ensure comparability between the categories.

	Three Months Ended July 31,
	2010		2009		Percent
Category	Amount	Percent	Amount	Percent	Change

Consumer electronics	$52,881	29.6%	$60,414	31.8%	(12.5)%	(1)
Home appliances	57,697	32.3	62,524	32.9	(7.7)	(2)
Track	22,347	12.4	23,151	12.2	(3.5)	(3)
Furniture and mattresses	21,235	11.9	18,332	9.6	15.8	(4)
Other	12,218	6.8	10,968	5.8	11.4	(5)
Total product sales	166,378	93.0	175,389	92.2	(5.1)
Repair service agreement
commissions	8,341	4.7	8,859	4.6	(5.8)	(6)
Service revenues	4,183	2.3	6,052	3.2	(30.9)	(7)
Total net sales	$178,902	100.0%	$190,300	100.0%	(6.1)%

__________________________________
(1)
The consumer electronics category declined as the result of a 20.4% drop in the average selling price of flat-panel televisions, partially offset by a 10.1% increase in unit sales driven by increased sales of plasma televisions.

(2)	The home appliance category sales declined during the quarter on lower unit sales, primarily in the refrigeration and room air conditioning categories, though average selling prices increased.
(3)
The track sales (consisting largely of computers, computer peripherals, video game equipment, portable electronics and small appliances) declined slightly as increased sales of accessories, MP3 players and desktop computers were offset primarily by declines in the sales of camcorders, digital cameras, GPS devices, netbooks, computer monitors and video game hardware. A 17.2% increase in unit sales of laptop computers offset a 14.8% decline in the average selling price of this product.

(4)	The growth in furniture and mattresses sales was driven by the addition of in-store specialists focused on this category, improved in-store displays and expanded product selection.
(5)	An increase in lawn and garden sales included in other product sales was largely responsible for the growth in this category.
(6)
The decline in repair service agreement commissions was driven largely by increased cancellations of these agreements as a result of higher credit charge-offs, partially offset by a revenue increase as a result of higher product unit sales volume.

(7)	Service revenues decreased as the Company increased its use of third-party servicers to provide cost-effective, timely product repairs for its customers.

			Change
(Dollars in Millions)	2010	2009	$	%
Interest income and fees	$30.3	$35.0	(4.7)	(13.4)
Insurance commissions	$4.3	$5.0	(0.7)	(14.0)
Other income	$0.2	$0.1	0.1	100.0
Finance charges and other	$34.8	$40.1	(5.3)	(13.2)

Interest income and fees and insurance commissions are included in the Finance charges and other for the credit segment, while Other income is included in Finance charges and other for the retail segment.

The decrease in Interest income and fees of the credit segment resulted primarily as the average interest income and fee yield earned on the portfolio fell from 18.9% for the three months ended July 31, 2009, to 17.2%, for the three months ended July 31, 2010, and the average balance of customer accounts receivable outstanding fell 5.3%. The interest income and fee yield dropped as a result of the higher level of charge-offs experienced, resulting in an increase in the reversal of accrued interest and increased reserves for uncollectible interest, and the reduced volume of new credit accounts originated in the three months ended July 31, 2010, as compared to the same quarter in the prior fiscal year. The reduction in new credit accounts originated negatively impacts the yield since interest income is recognized using the Rule of 78’s, which accelerates the recognition of interest income. Insurance commissions of the credit segment declined due primarily to lower retrospective commissions and lower interest earnings on funds held by the insurance company for the payment of claims.

The following table provides key portfolio performance information for the three months ended July 31, 2010 and 2009:

	2010	2009
	(Dollars in thousands)
Interest income and fees (a)	$30,236	$35,016
Net charge-offs (b)	(8,248)	(6,400)
Borrowing costs (c)	(5,882)	(5,357)
Net portfolio yield	$16,106	$23,259

Average portfolio balance	$702,597	$742,078
Interest income and fee yield % (annualized)	17.2%	18.9%
Net charge-off % (annualized)	4.7%	3.4%

(a)	Included in Finance charges and other.
(b)	Included in Provision for bad debts.
(c)	Included in Interest expense.

			Change
(Dollars in Millions)	2010	2009	$	%
Cost of goods sold	$130.3	$140.8	(10.5)	(7.4)
Product gross margin percentage	21.7%	19.7%		2.0%

Product gross margin increased as a percent of product sales from the 2009 period to the 2010 period driven by our focus on improving pricing discipline on the sales floor while maintaining competitive pricing in the marketplace.

			Change
(Dollars in Millions)	2010	2009	$	%
Cost of service parts sold	$2.1	$2.8	(0.7)	(24.2)
As a percent of service revenues	50.7%	46.2%		4.5%

This decrease was due primarily to a 33.2% decrease in parts sales.

			Change
(Dollars in Millions)	2010	2009	$	%
Selling, general and administrative expense - Retail	$46.4	$49.4	(3.0)	(6.1)
Selling, general and administrative expense - Credit	$17.1	$15.6	1.5	9.6
Selling, general and administrative expense - Total	$63.5	$65.0	(1.5)	(2.3)
As a percent of total revenues	29.7%	28.2%		1.5%

During the three months ended July 31, 2010, Selling, general and administrative (SG&A) expense  was reduced by $1.5 million, though it increased as a percent of revenues to 29.7%, from 28.2% in the prior year period, due to the deleveraging effect of the decline in total revenues. The $1.5 million reduction in SG&A expense was driven primarily by lower compensation and related expense and reduced advertising expense, partially offset by increased amortization expense due to the amendments completed to our credit facilities, higher charges related to the increased use of third-party finance providers and increased use of contract delivery and installation services. The prior year period also included a $0.3 million charge to increase our litigation reserves.

Significant SG&A expense increases and decreases related to specific business segments included the following:

Retail Segment
The following are the significant factors affecting the retail segment:
•	Bank and credit card fees increased by approximately $1.4 million from the 2009 period, primarily due to the use of the third-party finance providers for certain of our interest-free programs.
•	Total compensation costs and related expenses decreased approximately $4.3 million from the 2009 period, primarily due to reduced commissions payable as a result of reduced sales.
•	Contract delivery and installation costs increased approximately $1.2 million from the 2009 period as we increased our use of third-parties to provide these services.
•	Non-employee insurance expense decreased by approximately $0.6 million as we had more favorable claims experience under our self-insurance programs.
•	Vehicle expenses decreased by approximately $0.3 million as we reduced the age and size of our vehicle fleet.

Credit Segment
The following are the significant factors affecting the credit segment:
•	Amortization expense increased approximately $0.5 million from the 2009 period due to the amendment of our credit facilities.
•
Total compensation costs and related expenses increased approximately $0.9 million from the 2009 period as staffing was increased to address increased levels of delinquencies in the challenging economic environment.

			Change
(Dollars in Millions)	2010	2009	$	%
Provision for bad debts	$9.0	$8.0	1.0	12.5
As a percent of total revenues	4.2%	3.5%		0.7%

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $207,000 and $7,000 for the periods ended July 31, 2010 and 2009, respectively, included in the results of operations for the retail segment.

The Provision for bad debts increased to $9.0 million for the three months ended July 31, 2010, from $8.0 million for the same quarter in the prior year period. While our total net charge-offs of customer and non-customer accounts receivable increased by $1.8 million compared to the second quarter of the prior fiscal year, we experienced an improvement in our credit portfolio performance (specifically, the trends in the payment rate, net charge-off rate and percent of the portfolio reaged) since the fourth quarter of fiscal 2010.

			Change
(Dollars in Millions)	2010	2009	$	%
Interest expense, net	$5.9	$5.3	0.6	11.3

The increase in interest expense was due primarily to a $0.9 million fee paid during the three months ended July 31, 2010, to the lenders providing the variable funding note under the securitization facility. The entirety of our interest expense is included in the results of operations of our credit segment.

			Change
(Dollars in Millions)	2010	2009	$	%
Provision for income taxes	$1.2	$3.3	(2.1)	(64.5)
As a percent of income before income taxes	41.0%	38.7%		2.3%

The provision for income taxes decreased primarily as a result of the decrease in income before income taxes.

Six Months Ended July 31, 2010 Compared to Six Months Ended July 31, 2009

			Change
(Dollars in Millions)	2010	2009	$	%
Net sales	$341.9	$390.5	(48.6)	(12.4)
Finance charges and other	69.3	79.8	(10.5)	(13.2)
Revenues	$411.2	$470.3	(59.1)	(12.6)

The $48.6 million decrease in net sales consists of the following:

•	a $50.2 million same store sales decrease of 13.3%;

•
a $3.9 million net increase generated by four retail locations that were not open for the three months in each period. Two new locations were opened subsequent to February 1, 2009 and two of our clearance centers were closed subsequent to February 1, 2009;

•	a $0.4 million increase resulted from a decrease in discounts on extended-term non-interest bearing credit sales (those with terms longer than 12 months); and

•	a $2.7 million decrease in service revenues.

The components of the $48.6 million decrease in net sales were a $43.5 million decrease in Product sales and a $5.1 million decrease in repair service agreement commissions and service revenues. The $43.5 million decrease in product sales resulted from the following:

•
approximately $61.8 million decrease attributable to an overall decrease in the average unit price. The decrease was due primarily to a decrease in price points in the electronics and track categories, partially offset by an increase in appliances, and

•
approximately $18.3 million increase attributable to increases in total unit sales, due primarily to increased unit sales in track, lawn and garden and furniture and mattresses partially offset by decreases in consumer electronics and appliances.

The $5.1 million decrease in repair service agreement commissions and service revenues consisted of:

•	a $1.1 million decrease in the retail segment’s repair service agreement commissions due primarily to the decline in product sales;
•	a $1.3 million decrease in the credit segment’s repair service agreement commissions due to the higher level of credit charge-offs experienced; and
•
a $2.7 million decrease in the retail segment’s service revenues due primarily to lower service labor revenues due to increased use of third-party servicers to provide cost-effective, timely product repairs for our customers.

The following table presents net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts (in thousands) and as a percent of total net sales.  Classification of sales has been adjusted from previous presentations to ensure comparability between the categories.

	Six Months Ended July 31,
	2010		2009		Percent
Category	Amount	Percent	Amount	Percent	Change

Consumer electronics	$106,498	31.1%	$138,915	35.6%	(23.3)%	(1)
Home appliances	105,626	30.9	119,608	30.6	(11.7)	(2)
Track	43,625	12.8	44,674	11.4	(2.3)	(3)
Furniture and mattresses	40,121	11.7	37,385	9.6	7.3	(4)
Other	20,873	6.1	19,624	5.0	6.4	(5)
Total product sales	316,743	92.6	360,206	92.2	(12.1)
Repair service agreement
commissions	16,258	4.8	18,649	4.8	(12.8)	(6)
Service revenues	8,940	2.6	11,596	3.0	(22.9)	(7)
Total net sales	$341,941	100.0%	$390,451	100.0%	(12.5)%
__________________________________
(1)	The consumer electronics category declined as the result of a 8.5% drop in unit sales of televisions and an approximately 16.9% decline in average selling prices, related primarily to LCD televisions.
(2)	The home appliance category sales declined during the period on lower unit sales in all appliance categories, though average selling prices increased.
(3)
The track sales (consisting largely of computers, computer peripherals, video game equipment, portable electronics and small appliances) declined slightly as increased sales of laptops and the introduction of netbooks, and higher digital camera and accessory sales were offset primarily by declines in sales of camcorders, GPS devices and video game hardware.

(4)	The growth in furniture and mattresses sales was driven by the addition of in-store specialists focused on this category, improved in-store displays and expanded product selection.
(5)	An increase in lawn and garden sales included in other product sales was largely responsible for the growth in this category.
(6)
The repair service agreement commissions decrease was driven largely by the decline in product sales. Additionally, increased cancellations of these agreements as a result of higher credit charge-offs reduced the repair service agreement commissions.

(7)	Service revenues decreased as the Company increased its use of third-party servicers to provide cost-effective, timely product repairs for its customers.

			Change
(Dollars in Millions)	2010	2009	$	%
Interest income and fees	$60.6	$70.0	(9.4)	(13.4)
Insurance commissions	$8.2	$9.6	(1.4)	(14.6)
Other income	$0.5	$0.2	0.3	150.0
Finance charges and other	$69.3	$79.8	(10.5)	(13.2)

Interest income and fees and insurance commissions are included in the Finance charges and other for the credit segment, while Other income is included in Finance charges and other for the retail segment.

The decrease in Interest income and fees of the credit segment resulted primarily as the average interest income and fee yield earned on the portfolio fell from 18.8% for the six months ended July 31, 2009, to 17.1%, for the six months ended July 31, 2010, and the average balance of customer accounts receivable outstanding fell 4.4%. The interest income and fee yield dropped as a result of the higher level of charge-offs experienced, resulting in an increase in the reversal of accrued interest and increased reserves for uncollectible interest, and the reduced volume of new credit accounts originated in the six months ended July 31, 2010, as compared to the same quarter in the prior fiscal year. The reduction in new credit accounts originated negatively impacts the yield since interest income is recognized using the Rule of 78’s, which accelerates the recognition of interest income. Insurance commissions of the credit segment declined due primarily to lower retrospective commissions and lower interest earnings on funds held by the insurance company for the payment of claims.

The following table provides key portfolio performance information for the six months ended July 31, 2010 and 2009:

	2010	2009
	(Dollars in thousands)
Interest income and fees (a)	$60,629	$69,971
Net charge-offs (b)	(16,493)	(12,005)
Borrowing costs (c)	(10,678)	(10,379)
Net portfolio yield	$33,458	$47,587

Average portfolio balance	$710,464	$743,418
Interest income and fee yield % (annualized)	17.1%	18.8%
Net charge-off % (annualized)	4.6%	3.2%

(d)	Included in Finance charges and other.
(e)	Included in Provision for bad debts.
(f)	Included in Interest expense.

			Change
(Dollars in Millions)	2010	2009	$	%
Cost of goods sold	$244.4	$286.6	(42.2)	(14.7)
Product gross margin percentage	22.8%	20.4%		2.4%

Product gross margin increased as a percent of product sales from the 2009 period to the 2010 period driven by our focus on improving pricing discipline on the sales floor while maintaining competitive pricing in the marketplace.

			Change
(Dollars in Millions)	2010	2009	$	%
Cost of service parts sold	$4.5	$5.4	(0.9)	(16.7)
As a percent of service revenues	50.3%	46.6%		3.7%

This decrease was due primarily to a 23.7% decrease in parts sales.

			Change
(Dollars in Millions)	2010	2009	$	%
Selling, general and administrative expense - Retail	$89.6	$96.3	(6.7)	(7.0)
Selling, general and administrative expense - Credit	$34.6	$31.4	3.2	10.2
Selling, general and administrative expense - Total	$124.2	$127.7	(3.5)	(2.7)
As a percent of total revenues	30.2%	27.2%		3.0%

During the six months ended July 31, 2010, Selling, general and administrative (SG&A) expense  was reduced by $3.5 million, though it increased as a percent of revenues to 30.2%, from 27.2% in the prior year period, due to the deleveraging effect of the decline in total revenues. The $3.5 million reduction in SG&A expense was driven primarily by lower compensation and related expense and reduced advertising expense, partially offset by increased amortization expense due to the amendments completed to our credit facilities, higher charges related to the increased use of third-party finance providers and increased use of contract delivery and installation services. The prior year period also included a $0.8 million charge to increase our litigation reserves.

Significant SG&A expense increases and decreases related to specific business segments included the following:

Retail Segment
The following are the significant factors affecting the retail segment:
•	Net advertising expense decreased by approximately $1.7 million from the 2009 period through improved efficiencies in our advertising program.
•	Bank and credit card fees increased by approximately $2.3 million from the 2009 period, primarily due to the use of the third-party finance providers for certain of our interest-free programs.
•	Total compensation costs and related expenses decreased approximately $8.5 million from the 2009 period, primarily due to reduced commissions payable as a result of reduced sales.
•	Contract delivery and installation costs increased approximately $2.0 million from the 2009 period as we increased our use of third-parties to provide these services.
•	Vehicle expenses decreased by approximately $0.6 million as we reduced the age and size of our vehicle fleet.

Credit Segment
The following are the significant factors affecting the credit segment:
•	Amortization expense increased approximately $1.2 million from the 2009 period due to the amendment of our credit facilities.
•
Total compensation costs and related expenses increased approximately $2.0 million from the 2009 period as staffing was increased to address increased levels of delinquencies in the challenging economic environment.

			Change
(Dollars in Millions)	2010	2009	$	%
Provision for bad debts	$15.3	$13.7	1.7	12.4
As a percent of total revenues	3.7%	2.9%		0.8%

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $293,000 and $66,000 for the periods ended July 31, 2010 and 2009, respectively, included in the results of operations for the retail segment.

The Provision for bad debts increased to $15.3 million for the six months ended July 31, 2010, from $13.7 million for prior year period. While our total net charge-offs of customer and non-customer accounts receivable increased by $4.5 million compared to the same period of the prior fiscal year, we experienced an improvement in our credit portfolio performance (specifically, the trends in the delinquency rate, payment rate, net charge-off rate and percent of the portfolio reaged) since the fourth quarter of fiscal 2010. As such, our total allowance for bad debts declined approximately $1.4 million during the six months ended July 31, 2010, after absorbing the higher net charge-offs incurred during the period.

			Change
(Dollars in Millions)	2010	2009	$	%
Interest expense, net	$10.7	$10.3	0.4	3.9

The increase in interest expense was due primarily to a $0.9 million fee paid during the three months ended July 31, 2010, to the lenders providing the variable funding note under the securitization facility. The entirety of our interest expense is included in the results of operations of our credit segment.

			Change
(Dollars in Millions)	2010	2009	$	%
Provision for income taxes	$4.6	$10.0	(5.4)	(54.0)
As a percent of income before income taxes	38.7%	37.7%		1.0%

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

Our $210 million asset-based revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory and matures in August 2011. The credit facility bears interest at LIBOR plus a spread ranging from 325 basis points to 375 basis points, based on a fixed charge coverage ratio. In addition to the fixed charge coverage ratio, the revolving credit facility includes a total liabilities to tangible net worth ratio requirement, a minimum customer receivables cash recovery percentage requirement, a net capital expenditures limit and combined portfolio performance covenants. Additionally, the agreement contains cross-default provisions, such that, any default under another of our credit facilities or our VIE’s credit facilities would result in a default under this agreement, and any default under this agreement would result in a default under those agreements. We expect, based on current facts and circumstances that we will be in compliance with the above covenants for the next 12 months. The weighted average interest rate on borrowings outstanding under the asset-based revolving credit facility at July 31, 2010, was 4.8%, including the interest expense associated with our interest rate swaps.

A summary of the significant financial covenants that govern our revolving credit facility compared to our actual compliance status at July 31, 2010, is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum (1)	1.57 to 1.00	1.30 to 1.00
Total liabilities to tangible net worth ratio must be lower than required maximum (1)	1.57 to 1.00	1.75 to 1.00
Cash recovery percentage must exceed required minimum (1)	5.20%	4.75%
Capital expenditures, net must be lower than required maximum	$4.4 million	$22.0 million

(1)	These covenants are also covenants of our asset-backed securitization credit facilities.

Note: All terms in the above table are defined by the revolving credit facility and may or may not agree directly to the financial statement captions in this document.  The covenants are calculated on a trailing four quarter basis, except for the Cash recovery percentage, which is calculated on a trailing three month basis.

The 2002 Series A program functions as a revolving credit facility to fund the transfer of eligible customer receivables. When the facility approaches a predetermined amount, the VIE (Issuer) is required to seek financing to pay down the outstanding balance in the 2002 Series A variable funding note. The amount paid down on the facility then becomes available to fund the transfer of new customer receivables or to meet required principal payments on other series as they become due. The new financing could be in the form of additional notes, bonds or other instruments as the market and transaction documents might allow. Given the current state of the financial markets, especially with respect to asset-backed securitization financing, the Company has been unable to issue medium-term notes or increase the availability under the existing variable funding note program. The 2002 Series A program consists of a $170 million commitment that was renewed in August 2010, and is renewable annually, at our option, until August 2011 and bears interest at commercial paper rates plus a spread of 250 basis points. The total commitment under the 2002 Series A program was reduced during the quarter ended April 30, 2010, from $200 million at January 31, 2010. Additionally, in connection with recent amendments to the 2002 Series A facility, we agreed to reduce the total available commitment to $130 million in April 2011. The weighted average interest on the variable funding note during the month of July 2010 was 4.9%. The 2006 Series A program, which was consummated in August 2006, is non-amortizing for the first four years and officially matures in April 2017. However, it is expected that the scheduled monthly $7.5 million principal payments, which begin in September 2010, will retire the bonds prior to that date. Private institutional investors, primarily insurance companies, purchased the 2006 Series A bonds at a weighted fixed rate of 5.75%. The securitization borrowing agreements contain certain covenants requiring the maintenance of various financial ratios and customer receivables performance standards. If the three-month average net portfolio yield, as defined by agreements, falls below 5.0%, then the issuer may be required to fund additions to the cash reserves in the restricted cash accounts. The three-month average net portfolio yield was 6.1% at July 31, 2010. The investors and the securitization trustee have no recourse to assets other than the customer accounts receivable and cash reserves held in the securitization program. If the issuer is unable to repay the 2002 Series A note and 2006 Series A bonds due to its inability to collect the transferred customer accounts, the issuer could not pay the subordinated notes it has issued to us in partial payment for transferred customer accounts, and the 2006 Series A bond holders could claim the balance in its $6.0 million restricted cash account.  We are responsible under a $20.0 million letter of credit that secures the performance of our obligations or services under the servicing agreement as it relates to the transferred assets that are part of the asset-backed securitization facility.

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

The various “same as cash” and deferred interest credit programs we offer are eligible for securitization up to the limits provided for in our securitization agreements. This limit is currently 30.0% of eligible securitized receivables.  If we exceed this 30.0% limit, we would be required to use some of our other capital resources to carry the unfunded balances of the receivables for the promotional period.  The percentage of eligible securitized receivables represented by promotional customer receivables was 11.3% as of July 31, 2010. There is no limitation on the amount of “same as cash” or deferred interest program accounts that can be carried as collateral under the revolving credit facility. The percentage of all managed customer receivables represented by promotional receivables was 13.4% as of July 31, 2010.

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

A summary of the significant financial covenants that govern the 2002 Series A variable funding note compared to actual compliance status at July 31, 2010, is presented below:

	As reported	Required Minimum/ Maximum
Issuer interest must exceed required minimum	$85.1 million	$69.1 million
Gross loss rate must be lower than required maximum (a)	5.3%	10.0%
Serviced portfolio gross loss rate must be lower than required maximum (b)	5.0%	10.0%
Net portfolio yield must exceed required minimum (a)	6.1%	2.0%
Serviced portfolio net portfolio yield must exceed required minimum (b)	7.6%	2.0%
Payment rate must exceed required minimum (a)	6.2%	3.0%
Serviced portfolio payment rate must exceed required minimum (a)	5.20%	4.75%
Consolidated net worth must exceed required minimum	$347.7 million	$259.8 million

(a)	Calculated for those customer receivables transferred to the securitization program.
(b)	Calculated for the total of customer receivables transferred to the securitization program and those retained by the Company.

Note: All terms in the above table are defined by the asset backed securitization program and may or may not agree directly to the financial statement captions in this document.

We expect, based on current facts and circumstances that we will be in compliance with the above covenants for the next 12 months. Events of default under the 2002 Series A variable funding note and the 2006 Series A bonds, subject to grace periods and notice provisions in some circumstances, include, among others:  failure of the issuer to pay principal, interest or fees; violation by the issuer of any of its covenants or agreements; inaccuracy of any representation or warranty made by the issuer; certain servicer defaults; failure of the trustee to have a valid and perfected first priority security interest in the collateral; default under or acceleration of certain other indebtedness; bankruptcy and insolvency events; failure to maintain certain loss ratios and portfolio yield; change of control provisions and certain other events pertaining to us.  The issuer’s obligations under the program are secured by the customer receivables and proceeds.

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

As of July 31, 2010, we had additional borrowing capacity of $57.1 million under our asset-based revolving credit facility, net of standby letters of credit issued, and $10.0 million under our unsecured bank line of credit immediately available to us for general corporate purposes and extended vendor terms for purchases of inventory. In addition to the $57.1 million currently available under the revolving credit facility, an additional $21.8 million may become available if we grow the balance of eligible customer receivables retained by us and total eligible inventory balances. While the credit portfolio performance has improved since January 31, 2010, availability under the asset-based revolving credit facility was reduced by approximately $3.8 million at July 31, 2010, due to recent level of delinquencies and net charge-offs. This amount may become available in the future if credit portfolio performance continues to improve. The principal payments received on customer receivables held by us and by the VIE, which averaged approximately $37.2 million per month during the six months ended July 31, 2010, are available each month to fund new customer receivables generated.

We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and the asset-backed securitization facilities. Based on our current operating plans, we believe that cash generated from operations, available borrowings under our revolving credit facility and unsecured credit line, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and cash flows from the asset-backed securitization program will be sufficient to fund our operations, store expansion and updating activities and capital programs until August, 2011, subject to continued compliance with the covenants in our credit facilities. If we are unable to extend or replace our credit facilities prior to August 2011, our revolving credit facility and our VIE’s 2002 Series A program will mature. At the maturity date, our revolving credit facility could become immediately due and payable if a demand for payment is made by the lenders. Additionally, upon maturity of the VIE’s 2002 Series A program, the VIE will no longer be able to purchase additional receivables and cash received by the VIE from collection of the receivables will be used to repay the amounts outstanding under the 2002 Series A and 2006 Series A programs until they are paid in full. Additionally, if there is a default under any of the facilities that is not waived by the various lenders, it could result in the requirement to immediately begin repayment of all amounts owed under our credit facilities, as all of the facilities have cross-default provisions that would result in default under all of the facilities if there is a default under any one of the facilities. If the repayment of amounts owed under our credit facilities is accelerated for any reason, we may not have sufficient cash and liquid assets at such time to be able to immediately repay all the amounts owed under the facilities.

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

We are pursuing various options to renew or replace our existing credit facilities. As such, we have engaged our commercial and investment banking partners to present and review alternatives to raise capital in the various debt and equity capital markets. The options being considered could result in one or more of the existing credit facilities being repaid in full and not renewed or extended. Additionally, we currently estimate that our total cost of borrowing will increase between 200 and 400 basis points as a result of our capital raising activities. If we are unable to renew or replace our existing credit facilities we could be required to further reduce the size of the customer credit portfolio in order to repay the amounts outstanding under our credit facilities. In order to reduce the size of the credit portfolio we would be required to reduce, or possibly cease, originating new customer receivables until the amounts due under our credit facilities are repaid. If necessary, in addition to available cash balances, cash flow from operations and borrowing capacity under our revolving facilities, additional cash to fund our growth and increases in customer receivables balances could be obtained by:

●	reducing capital expenditures for new store openings,

●	reducing the size of our customer credit portfolio;

●	taking advantage of longer payment terms and financing available for inventory purchases,

●	utilizing other sources for providing financing to our customers,

●	negotiating to expand the capacity available under existing credit facilities, and

●	accessing equity or debt markets.

We can provide no assurance that we will be able to obtain these sources of funding on favorable terms, if at all.

During the six months ended July 31, 2010, net cash provided by operating activities increased from $15.4 million provided by operating activities during the six months ended July 31, 2009, to $23.9 million provided by operating activities. The increase was driven primarily by:

–
cash provided from decreases in the balance of customer accounts receivable, cash provided from growth in accounts payable to support the inventory growth and cash from income taxes, which was driven by a $9.5 million tax refund received during the period,

–	partially offset by cash used for the growth in inventory and other accounts receivable, and lower net income.

Net cash used in investing activities decreased from $6.7 million used in the fiscal 2010 period to $1.1 million used in the fiscal 2011 period. The net decrease in cash used in investing activities resulted primarily from a decline in purchases of property and equipment in the current year period, as we reduced capital expenditures while we assess capital availability for growth in the credit portfolio, store remodels and new store openings. We estimate that our total capital expenditures for fiscal 2011 will be approximately $5 million to $10 million, based on our current plans, which could change based on capital availability.

Net cash used in financing activities increased from $15.6 million used during the six months ended July 31, 2009, to $26.7 million used during the six months ended July 31, 2010. During the six months ended July 31, 2010, we used cash flows from customer accounts receivable collections, net income and a tax refund, net of other working capital changes, to pay down amounts owed under our financing facilities. Additionally, we paid approximately $5.0 million in deferred financing costs, primarily related to the credit facility amendments we completed during the period.

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

Since January 31, 2010, the securitization program’s variable rate debt has decreased from $196.4 million, or 56.7% of its total debt, to $170.0 million, or 53.1% of its total debt. As a result, a 100 basis point increase in interest rates on the variable rate debt would increase borrowing costs $1.7 million over a 12-month period, based on the balance outstanding at July 31, 2010.

Since January 31, 2010, the balance outstanding under our asset-based revolving credit facility has increased from $105.5 million to $109.4 million at July 31, 2010. Additionally, since January 31, 2010, the notional balance of interest swaps used to fix the rate on a portion of asset-based revolving credit facility balance has decreased from $40 million to $25 million at July 31, 2010. As a result, a 100 basis point increase in interest rates on the asset-based revolving credit facility would increase our borrowing costs by $0.8 million over a 12-month period, based on the balance outstanding at July 31, 2010, after considering the impact of the interest rate swaps.

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

For the quarter ended July 31, 2010, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We currently finance our customer receivables through asset-backed securitization facilities and an asset-based loan facility that together provide $530.0 million in financing commitments as of July 31, 2010. The securitization facilities provide two separate series of asset-backed notes that allowed us as of July 31, 2010, to borrow up to $320.0 million to finance customer receivables. Our asset-based revolving credit facility currently is a $210.0 million facility. At July 31, 2010, under our revolving credit facility, we had the ability to borrow $188.2 million, of which we had drawn $109.4 million and had outstanding letters of credit of $21.7 million.

Our ability to raise additional capital through future securitization transactions or other debt or equity transactions, and to do so on economically favorable terms, depends in large part on factors that are beyond our control.

These factors include:

●	conditions in the securities and finance markets generally;

●	our credit rating or the credit rating of any securities we may issue;

●	economic conditions;

●	conditions in the markets for securitized instruments, or other debt or equity instruments;

●	the credit quality and performance of our customer receivables;

●	our overall sales performance and profitability;

●	our ability to obtain financial support for required credit enhancement;

●	our ability to adequately service our financial instruments;

●	the absence of any material downgrading or withdrawal of ratings given to our securities previously issued in securitization;

●	our ability to meet debt covenant requirements; and

●	prevailing interest rates.

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

Our asset-based revolving credit facility and the revolving portion of our asset-backed securitization facilities both mature in August 2011. We are discussing various options to renew or replace our existing credit facilities, including exploring opportunities to raise capital in various debt and equity capital markets. If we are unable to renew or replace our existing credit facilities, we would be required to reduce, or possibly cease, offering customer credit which could adversely affect our revenues and results of operations in the same manner as discussed above.

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

Dependent on capital availability, we intend to reinstate our new store opening program. New stores are not likely to be profitable on an operating basis during the first three to six months after they open and even after that time period may not be profitable or meet our goals. Any of these circumstances could have a material adverse effect on our financial results. There are a number of factors that could affect our ability to open and operate new stores consistent with our business plan, including:

●	the availability of additional financial resources;

●	the availability of favorable sites in existing adjacent and new markets at price levels consistent with our business plan;

●	competition in existing, adjacent and new markets;

●	competitive conditions, consumer tastes and discretionary spending patterns in adjacent and new markets that are different from those in our existing markets;

●	a lack of consumer demand for our products or financing programs at levels that can support new store growth;

●	inability to make customer financing programs available that allow consumer to purchase products at levels that can support new store growth;

●	limitations created by covenants and conditions under our revolving credit facility and asset-backed securitization program;

●	an inability or unwillingness of vendors to supply product on a timely basis at competitive prices;

●	the failure to open enough stores in new markets to achieve a sufficient market presence and realize the benefits of leveraging our advertising and our distribution system;

●	unfamiliarity with local real estate markets and demographics in adjacent and new markets;

●	problems in adapting our distribution and other operational and management systems to an expanded network of stores;

●	difficulties associated with the hiring, training and retention of additional skilled personnel, including store managers; and

●	higher costs for print, radio and television advertising.

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

As of July 31, 2010, 18.4% of our credit portfolio consisted of “reaged” customer receivables. Reaging is offered to certain eligible past due customers if they meet the conditions of our reage policy. Our decision to offer a delinquent customer a reage program is based on that borrower’s specific condition, our history with the borrower, the amount of the loan and various other factors. When we reage a customer’s account, we move the account from a delinquent status to a current status. Management exercises a considerable amount of discretion over the reaging process and has the ability to reage an account multiple times during its life. Treating an otherwise uncollectible account as current affects our delinquency statistics, as well as impacting the timing and amount of charge-offs. If these accounts had been charged off sooner, our net loss rates might have been higher.

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

Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:

●	expansion by our existing competitors or entry by new competitors into markets where we currently operate;

●	entering the television market as the decreased size of flat-panel televisions allows new entrants to display and sell these product more easily;

●	lower pricing;

●	aggressive advertising and marketing;

●	extension of credit to customers on terms more favorable than we offer;

●	larger store size, which may result in greater operational efficiencies, or innovative store formats; and

●	adoption of improved retail sales methods.

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

Furthermore, we rely on credit from vendors to purchase our products. As of July 31, 2010, we had $62.1 million in accounts payable and $99.1 million in merchandise inventories. A substantial change in credit terms from vendors or vendors’ willingness to extend credit to us, including providing inventory under consignment arrangements, would reduce our ability to obtain the merchandise that we sell, which would have a material adverse effect on our sales and results of operations.

Our vendors also supply us with marketing funds and volume rebates. If our vendors fail to continue these incentives it could have a material adverse effect on our sales and results of operations.

You should not rely on our comparable store sales as an indication of our future results of operations because they fluctuate significantly.

Our historical same store sales growth figures have fluctuated significantly from quarter to quarter. For example, same store sales growth for each of the quarters of fiscal 2010 and the first two quarters of fiscal 2011 was -4.6%, -5.2%, -9.3%, -31.7%, -19.7% and –6.4%, respectively, while same store sales growth for each of the quarters for fiscal 2009 was 1.0%, -1.4%, -5.8%, and 12.5%, respectively. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

●	changes in competition, such as pricing pressure, and the opening of new stores by competitors in our markets;

●	general economic conditions;

●	new product introductions;

●	consumer trends;

●	changes in our merchandise mix;

●	changes in the relative sales price points of our major product categories;

●	ability to offer credit programs attractive to our customers;

●	the impact of any new stores on our existing stores, including potential decreases in existing stores’ sales as a result of opening new stores;

●	weather conditions in our markets;

●	timing of promotional events;

●	timing, location and participants of major sporting events;

●	reduction in new store openings;

●	the percentage of our stores that are mature stores;

●	the locations of our stores and the traffic drawn to those areas:

●	how often we update our stores; and

●	our ability to execute our business strategy effectively.

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

In addition, recent turmoil in the national economy, including instability in the financial markets, has impacted our local markets. In June 2010, the average unemployment rate in Texas, Louisiana and Oklahoma was 8.2%, 7.0% and 6.8%, respectively compared to 7.5%, 6.8% and 6.3% in 2009, respectively and 4.4%, 3.8% and 3.9% in 2008, respectively. The current recession or a further downturn in the general economy, or in the region where we have our stores, could have a negative impact on our net sales and results of operations.

Our information technology infrastructure is vulnerable to damage that could harm our business.

Our ability to operate our business from day to day, in particular our ability to manage our credit operations and inventory levels, largely depends on the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, communicate customer information, aggregate daily sales information and manage our credit portfolio, including processing of credit applications and management of collections. These systems and our operations are subject to damage or interruption from:

●	power loss, computer systems failures and Internet, telecommunications or data network failures;

●	operator negligence or improper operation by, or supervision of, employees;

●	physical and electronic loss of data or security breaches, misappropriation and similar events;

●	computer viruses;

●	intentional acts of vandalism and similar events; and

●	hurricanes, fires, floods and other natural disasters.

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

Date: August 26, 2010

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

10.12.10
Amendment No. 7 to Second Amended and Restated Note Purchase Agreement dated August 9, 2010 by and among Conn Funding II. L.P., as Issuer, Conn Appliances, Inc., Three Pillars Funding, LLC, JPMorgan Chase Bank, N.A., Jupiter Securitization Company, LLC (as successor by merger to Park Avenue Receivables Company, LLC) and SunTrust Robinson Humphrey, Inc. (filed herewith).

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

10.22	Retailer Program agreement by and between GE Money bank and Conn Appliances, Inc. effective April 16, 2009 (filed herewith).

10.23	Agreement by and between Conn Appliances, Inc. and The Rental Store, Inc. effective July 1, 2010 (filed herewith).

11.1	Statement re: computation of earnings per share is included under Note 1 to the financial statements.

12.1	Statement of computation of Ratio of Earnings to Fixed Charges (filed herewith).

21	Subsidiaries of Conn's, Inc. (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

99.1	Subcertification by Chairman of the Board in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.2	Subcertification by President – Retail Division in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.3	Subcertification by President – Credit Division in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.4	Subcertification by Treasurer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

99.5	Subcertification by Secretary in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

99.6
Subcertification of Chairman of the Board, Chief Operating Officer, Treasurer and Secretary in support of Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

t	Management contract or compensatory plan or arrangement.