Form 10-Q
period 2010-10-31
CONNS INC
filed 2010-12-02
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010	Commission File Number 000-50421

CONN'S, INC.
(Exact name of registrant as specified in its charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]  No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 1, ,2010:

Class	Outstanding
Common stock, $.01 par value per share	31,758,211

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Conn's, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
Assets	January 31, 2010	October 31, 2010
		(unaudited)
Cash and cash equivalents	$12,247	$12,422
(includes balances of VIE of $104 and $2,575, respectively)
Customer accounts receivable, net of allowance of $19,204 and $18,542 respectively	368,304	344,482
(includes balances of VIE of $279,948 and $236,151, respectively)
Other accounts receivable, net of allowance of $50 and $60, respectively	23,254	26,025
Inventories	63,499	83,729
Deferred income taxes	15,237	13,508
Federal income taxes recoverable	8,178	4,467
Prepaid expenses and other assets	8,020	9,577
Total current assets	498,739	494,210
Long-term portion of customer accounts receivable, net of
allowance of $16,598 and $15,542, respectively	318,341	288,738
(includes balances of VIE of $241,971 and $197,937, respectively)
Property and equipment
Land	7,682	7,264
Buildings	10,480	10,314
Equipment and fixtures	25,592	26,642
Leasehold improvements	91,299	91,770
Subtotal	135,053	135,990
Less accumulated depreciation	(75,350)	(84,375)
Total property and equipment, net	59,703	51,615
Non-current deferred income tax asset	5,485	6,685
Other assets, net (includes balances of VIE of $7,106 and $13,793, respectively)	10,198	22,101
Total assets	$892,466	$863,349
Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$64,055	$7,665
(includes balances of VIE of $63,900 and $7,500, respectively)
Accounts payable	39,944	39,997
Accrued compensation and related expenses	5,697	4,896
Accrued expenses	31,685	27,779
Income taxes payable	2,640	1,482
Deferred revenues and allowances	14,596	12,703
Total current liabilities	158,617	94,522
Long-term debt	388,249	419,932
(includes balances of VIE of $282,500 and $292,700, respectively)
Other long-term liabilities	5,195	4,594
Fair value of interest rate swaps	337	185
Deferred gains on sales of property	905	898
Stockholders' equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value, 40,000,000 shares authorized;
24,194,555 and 24,222,025 shares issued at January 31, 2010 and October 31, 2010, respectively)	242	242
Additional paid-in capital	106,226	108,045
Accumulated other comprehensive loss	(218)	(120)
Retained earnings	269,984	272,122
Treasury stock, at cost, 1,723,205 shares	(37,071)	(37,071)
Total stockholders' equity	339,163	343,218
Total liabilities and stockholders' equity	$892,466	$863,349

See notes to consolidated financial statements.

Conn's, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except earnings per share)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2010	2009	2010
	(As adjusted		(As adjusted
Revenues	see Note 1)		see Note 1)
Product sales	$148,463	$127,035	$508,669	$443,778
Repair service agreement commissions, net	7,320	6,035	25,968	22,293
Service revenues	5,599	3,769	17,195	12,709

Total net sales	161,382	136,839	551,832	478,780

Finance charges and other	36,116	33,019	115,945	102,262

Total revenues	197,498	169,858	667,777	581,042

Cost and expenses
Cost of goods sold, including warehousing
and occupancy costs	120,963	99,546	407,594	343,979
Cost of parts sold, including warehousing
and occupancy costs	2,672	1,642	8,056	6,134
Selling, general and administrative expense	65,307	56,507	192,326	178,876
Goodwill impairment	9,617	-	9,617	-
Costs related to financing transactions not completed	-	2,896	-	2,896
Provision for bad debts	12,651	9,372	26,321	24,694

Total cost and expenses	211,210	169,963	643,914	556,579

Operating income (loss)	(13,712)	(105)	23,863	24,463
Interest expense, net	5,649	7,722	16,692	20,234
Other (income) expense, net	(34)	(17)	(54)	166

Income (loss) before income taxes	(19,327)	(7,810)	7,225	4,063

Provision (benefit) for income taxes	(4,955)	(2,716)	5,017	1,925

Net income (loss)	$(14,372)	$(5,094)	$2,208	$2,138

Earnings (loss) per share
Basic	$(0.64)	$(0.23)	$0.10	$0.10
Diluted	$(0.64)	$(0.23)	$0.10	$0.10
Average common shares outstanding
Basic	22,459	22,493	22,453	22,484
Diluted	22,459	22,493	22,658	22,487

See notes to consolidated financial statements.

Conn's, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Nine Months Ended October 31, 2010
(unaudited)
(in thousands, except descriptive shares)

				Other
			Additional	Compre-
	Common Stock		Paid-in	hensive	Retained	Treasury
	Shares	Amount	Capital	Loss	Earnings	Stock	Total

Balance January 31, 2010	24,194	$242	$106,226	$(218)	$269,984	$(37,071)	$339,163

Issuance of shares of common
stock under Employee
Stock Purchase Plan	28	-	129				129

Stock-based compensation			1,690				1,690

Net income					2,138		2,138

Adjustment of fair value of
interest rate swaps
net of tax of $53				98			98
Other comprehensive income				98			98
Total comprehensive income							2,236

Balance October 31, 2010	24,222	$242	$108,045	$(120)	$272,122	$(37,071)	$343,218

See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)
	Nine Months Ended October 31,
	2009	2010
	(As adjusted
Cash flows from operating activities	see Note 1)
Net income	$2,208	$2,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,062	9,776
Amortization, net	369	2,026
Costs related to financing transactions not completed	-	2,896
Provision for bad debts	26,321	24,694
Stock-based compensation	1,869	1,690
Goodwill impairment	9,617	-
Discounts and accretion on promotional credit	(926)	(1,570)
Provision for deferred income taxes	(3,948)	822
(Gains) losses on sales of property and equipment	(79)	176
Changes in operating assets and liabilities:
Customer accounts receivable	(4,551)	30,317
Other accounts receivable	11,148	(2,771)
Inventory	24,273	(20,230)
Prepaid expenses and other assets	(1,287)	(1,558)
Accounts payable	(15,150)	53
Accrued expenses	5,673	(6,173)
Income taxes payable	(11,224)	2,207
Deferred revenue and allowances	571	(1,893)
Net cash provided by operating activities	54,946	42,600
Cash flows from investing activities
Purchases of property and equipment	(8,627)	(2,340)
Proceeds from sales of property	57	601
Increase in restricted cash	-	(6,532)
Net cash used in investing activities	(8,570)	(8,271)
Cash flows from financing activities
Proceeds from stock issued under employee benefit plans	165	129
Borrowings under lines of credit	239,931	200,171
Payments on lines of credit	(282,331)	(224,769)
Increase in deferred financing costs	(437)	(9,576)
Payment of promissory notes	(26)	(109)
Net cash used in financing activities	(42,698)	(34,154)
Net change in cash	3,678	175
Cash and cash equivalents
Beginning of the year	11,909	12,247
End of period	$15,587	$12,422

See notes to consolidated financial statements.

Conn’s, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
October 31, 2010

1.  Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise described herein.  Operating results for the three and nine month periods ended October 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2011.  The financial statements should be read in conjunction with the Company’s (as defined below) audited consolidated financial statements and the notes thereto included in the Company’s Current Report on Form 8-K filed on July 7, 2010.

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

After the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) are evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  If the evaluation on the effective date results in consolidation, the reporting entity applies the transition guidance provided in the pronouncement that requires consolidation. The new FASB-issued authoritative guidance was effective for the Company beginning February 1, 2010.

The Company determined that it qualifies as the primary beneficiary of its VIE based on the following considerations:

-	The Company directs the activities that generate the customer receivables that are transferred to the VIE;
-	The Company directs the servicing activities related to the collection of the customer receivables transferred to the VIE;
-	The Company absorbs all losses incurred by the VIE to the extent of its residual interest in the customer receivables held by the VIE before any other investors incur losses; and
-	The Company has the rights to receive all benefits generated by the VIE after paying the contractual amounts due to the other investors.

As a result, the Company’s adoption of the provisions of the new guidance, effective February 1, 2010, resulted in the Company’s VIE, which is engaged in customer receivable financing and securitization, being consolidated in the Company’s balance sheet and the Company’s statements of operations, stockholders’ equity and cash flows. Previously, the operations of the VIE were reported off-balance sheet. The Company elected to apply the provisions of this new guidance by retrospectively restating prior period financial statements to give effect to the consolidation of the VIE, presenting the balances at their carrying value as if they had always been carried on its balance sheet. The retrospective application impacted the comparative prior period financial statements as follows:

-	For the three and nine months ended October 31, 2009, Income before income taxes was increased by approximately $1.4 million and $1.6 million, respectively;
-	For the three and nine months ended October 31, 2009, Net income was increased by approximately $0.9 million and $1.0 million, respectively;
-	For the three and nine months ended October 31, 2009, Basic and diluted earnings per share were increased by $0.04 and $0.05, respectively;
-	For the nine months ended October 31, 2009, Cash flows from operating activities was increased by approximately $109.4 million; and
-	For the nine months ended October 31, 2009, Cash flows from financing activities was reduced by approximately $104.5 million.

Principles of Consolidation. The consolidated financial statements include the accounts of Conn’s, Inc. and all of its wholly-owned subsidiaries (the Company), including the Company’s VIE. The liabilities of the VIE and the assets specifically collateralizing those obligations are not available for the general use of the Company and have been parenthetically presented on the face of the Company’s balance sheet. Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in it is subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments.    The fair value of cash and cash equivalents, receivables and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of the Company’s long-term debt approximates its carrying amount based on the fact that the facility was recently extended and expanded to reflect current market conditions. The VIE’s 2002 Series A variable funding note approximates its carrying amount based on the fact that the note has now been retired. The estimated fair value of the VIE’s 2006 Series A medium term notes was approximately $135 million on principal of $135 million outstanding as of October 31, 2010 and $139 million on principal of $150 million as of January 31, 2010, respectively, based on its estimate of the rates available at these dates, for instruments with similar terms and maturities. The fair value as of October 31, 2010 was deemed to approximate the carrying amount as these notes have now been retired. The Company’s interest rate swaps are presented on the balance sheet at fair value.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Earnings Per Share (EPS). The Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any stock options granted, as calculated under the treasury-stock method. The weighted average number of anti-dilutive stock options not included in calculating diluted EPS was 1.5 million and 2.7 million for the three months ended October 31, 2009 and 2010, respectively. Due to the net loss incurred for the three months ended October 31, 2009 and the three months ended October 31, 2010, no stock options were included in the computation of diluted loss per share. The weighted average number of anti-dilutive stock options not included in calculating diluted EPS was 1.5 million and 2.7 million for the nine months ended October 31, 2009 and 2010, respectively. The following table sets forth the shares outstanding for the earnings per share calculations:

The following table sets forth the shares outstanding for the earnings per share calculations:

	Three Months Ended
	October 31,
	2009	2010

Common stock outstanding, net of treasury stock, beginning of period	22,457,486	22,489,638
Weighted average common stock issued to employee stock purchase plan	1,767	3,194
Shares used in computing basic earnings per share	22,459,253	22,492,832
Dilutive effect of stock options, net of assumed repurchase of treasury stock	-	-
Shares used in computing diluted earnings per share	22,459,253	22,492,832

	Nine Months Ended
	October 31,
	2009	2010

Common stock outstanding, net of treasury stock, beginning of period	22,444,240	22,471,350
Weighted average common stock issued to employee stock purchase plan	9,189	12,549
Shares used in computing basic earnings per share	22,453,429	22,483,899
Dilutive effect of stock options, net of assumed repurchase of treasury stock	204,729	2,606
Shares used in computing diluted earnings per share	22,658,158	22,486,505

Subsequent to October 31, 2010, the Company completed a common stock subscription rights offering, issuing one right to each shareholder of record as of the close of business on November 1, 2010, for each outstanding share of common stock on that day. The rights provided the holder with one basic subscription privilege and one oversubscription privilege. The basic subscription privilege entitled the holder to purchase .41155 shares of common stock at a price of $2.70 per share. The oversubscription privilege entitled the rights holder to purchase additional shares of stock at $2.70 per share, to the extent all basic subscription privileges were not exercised. The Company received gross proceeds of approximately $25.0 million and issued 9,259,390 shares of common stock in completing the rights offering.

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

Interest Income on Customer Accounts Receivable.  Interest income is earned using the Rule of 78’s method for installment contracts and the simple interest method for revolving charge accounts, and is reflected in Finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. Interest income is recognized on interest-free promotion credit programs based on the Company’s historical experience related to customers that fail to satisfy the requirements of the interest-free programs. Additionally, for sales on deferred interest and “same as cash” programs that exceed one year in duration, the Company discounts the sales to their fair value, resulting in a reduction in sales and customer receivables, and accretes the discount amount to Finance charges and other over the term of the program. The amount of customer receivables carried on the Company’s consolidated balance sheet that were past due 90 days or more and still accruing interest was $54.8 million and $48.9 million at January 31, 2010, and October 31, 2010, respectively.

Allowance for Doubtful Accounts.  The Company records an allowance for doubtful accounts, including estimated uncollectible interest, for its Customer and Other accounts receivable, based on its historical net loss experience and expectations for future losses.  The net charge-off data used in computing the loss rate is reduced by the amount of post-charge-off recoveries received, including cash payments, amounts realized from the repossession of the products financed and, at times, payments under credit insurance policies. Additionally, the Company segments the portfolio based on certain underwriting criteria (Primary and Secondary portfolios) when estimating the allowance for doubtful accounts. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $35.8 million and $34.1 million, at January 31, 2010, and October 31, 2010, respectively. Additionally, as a result of the Company’s practice of reaging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off is impacted. If these accounts had been charged-off sooner the historical net loss rates might have been higher.

Inventories.    Inventories consist of finished goods or parts and are valued at the lower of cost (moving weighted average method) or market.

Other Assets.     The Company has certain deferred financing costs for transactions that have not yet been completed and has not begun amortization of those costs. These costs, which total approximately $4.3 million, are included in Other assets, net, on the balance sheet and will be amortized upon completion of the related debt financing transaction, included as a reduction of any equity related proceeds, or expensed in the event the Company fails to complete such a transaction. The Company also has approximately $4.0 million of these costs that are currently being amortized over the life of the related debt facilities. During the three months and nine months ended October 31, 2010, the Company determined that it was appropriate to write-off $2.9 million of expenses incurred related to financing alternatives that it does not expect to complete. The Company also has certain restricted cash balances included in Other assets.  The restricted cash balances represent collateral for note holders of the Company’s VIE, and the amount is expected to decrease as the respective notes are repaid. However, the required balance could increase dependent on certain net portfolio yield requirements. The balance of this restricted cash was $6.0 million at January 31, 2010, and $12.5 million at October 31, 2010.

Comprehensive Income (Loss).  Comprehensive income (loss) for the three months ended October 31, 2010 and 2009, and the nine months ended October 31, 2009, is as follows (in thousands):

	Three Months Ended		Nine Months
	October 31,		ended
	2009	2010	October 31, 2009

Net income (loss)	$(14,372)	$(5,094)	$2,208
Adjustment of fair value of interest rate swaps,
net of tax of $34, $19 and $116	(63)	36	(213)
Total comprehensive income (loss)	$(14,435)	$(5,058)	$1,995

Income Taxes.  The provision (benefit) for income taxes primarily fluctuates with the change in income before income taxes. The provision (benefit) for income taxes can be negatively impacted by the effect of the taxes for the state of Texas, which are based on gross margin, instead of income before taxes. The prior year effective tax benefit rate was higher than the effective rate in the current year period, primarily due to the fact that no tax benefit was recorded in the prior year period related to the litigation reserve accrual that was made in the third quarter of the prior year period.

Recent Accounting Pronouncements. In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 enhances the existing disclosure requirements providing more transparency of the allowance for loan losses and credit quality of financing receivables. The new disclosures that relate to information as of the end of a reporting period will be effective for the first interim and annual reporting periods ending on or after December 15, 2010; therefore, the Company will be required to apply most of the provisions of this ASU effective for the Company’s fiscal year 2011 year–end reporting. The new disclosures that relate to activity occurring during the reporting period will be effective for the first interim and annual periods beginning after December 15, 2010 or effective for the Company’s first quarter of fiscal 2012 and thereafter.

Subsequent Events.  All material subsequent events that have occurred since October 31, 2010, that required recognition or disclosure in the Company’s current period financial statements are presented in footnote 7 to these financial statements.

Reclassifications. Certain reclassifications have been made in the prior year’s financial statements to conform to the current year’s presentation, by reclassifying the balance of construction-in-progress of approximately $0.9 million from Property and equipment – Buildings to Property and equipment – Leasehold improvements, on the consolidated balance sheet. Additionally, deferred financing cost amortization expense of approximately $0.4 million and $1.1 million, respectively, for the three and nine months ended October 31, 2009 was reclassified from Selling, general and administrative expense to Interest expense, net, on the consolidated statement of operations. The following is a table that shows the impact of the reclassification of the amortization expense for all quarterly periods of the prior three fiscal years:

	Selling, general, and administrative			Interest Expense
	As Presented	Reclass	As Adjusted	As Presented	Reclass	As Adjusted
FY 2009
Quarter ending 4/30/2008	$60,436	$(84)	$60,352	$5,486	$84	$5,570
Quarter ending 7/31/2008	62,968	(91)	62,877	5,130	91	5,221
Quarter ending 10/31/2008	62,472	(507)	61,965	6,783	507	7,290
Quarter ending 1/31/2009	68,296	(340)	67,956	6,198	340	6,538
Total Fiscal Year 2009	$254,172	$(1,022)	$253,150	$23,597	$1,022	$24,619

FY 2010
Quarter ending 4/30/2009	$62,738	$(350)	$62,388	$5,004	$350	$5,354
Quarter ending 7/31/2009	64,979	(348)	64,631	5,341	348	5,689
Quarter ending 10/31/2009	65,661	(353)	65,308	5,295	353	5,648
Quarter ending 1/31/2010	62,564	(363)	62,201	4,931	363	5,294
Total Fiscal Year 2010	$255,942	$(1,414)	$254,528	$20,571	$1,414	$21,985

FY 2011
Quarter ending 4/30/2010	$60,743	$(998)	$59,745	$4,785	$998	$5,783
Quarter ending 7/31/2010	63,478	(854)	62,624	5,875	854	6,729
Quarter ending 10/31/2010	56,507	-	56,507	7,722	-	7,722
Year to Date Fiscal Year 2011	$180,728	$(1,852)	$178,876	$18,382	$1,852	$20,234

2.      Supplemental Disclosure of Finance Charges and Other Revenue

The following is a summary of the classification of the amounts included as Finance charges and other for the three and nine months ended October 31, 2009 and 2010 (in thousands):

	Three Months ended		Nine Months ended
	October 31		October 31
	2009	2010	2009	2010

Interest income and fees on customer receivables	$32,765	$29,279	$102,736	$89,908
Insurance commissions	3,253	3,525	12,864	11,673
Other	98	215	345	681
Finance charges and other	$36,116	$33,019	$115,945	$102,262

3.      Supplemental Disclosure of Customer Receivables

The following tables present quantitative information about the receivables portfolios managed by the Company (in thousands):

	Total Outstanding Balance
	of Customer Receivables		60 Days Past Due (1)		Reaged (1)
	January 31,	October 31,	January 31,	October 31,	January 31,	October 31,
	2010	2010	2010	2010	2010	2010
Primary portfolio:
Installment	$555,573	$528,981	$46,758	$43,057	$93,219	$85,199
Revolving	41,787	27,935	2,017	1,815	1,819	1,529
Subtotal	597,360	556,916	48,775	44,872	95,038	86,728
Secondary portfolio:
Installment	138,681	120,078	24,616	20,062	49,135	39,537
Total receivables managed	736,041	676,994	$73,391	$64,934	$144,173	$126,265
Allowance for uncollectible accounts	(35,802)	(34,084)
Allowances for promotional credit programs	(13,594)	(9,689)
Current portion of customer accounts
receivable, net	368,304	344,482
Long-term customer accounts
receivable, net	$318,341	$288,739

Receivables transferred to the VIE	$521,919	$434,089	$59,840	$47,594	$122,521	$96,754
Receivables not transferred to the VIE	214,122	242,905	13,551	17,340	21,652	29,511
Total receivables managed	$736,041	$676,994	$73,391	$64,934	$144,173	$126,265

(1)	Amounts are based on end of period balances and accounts could be represented in both the past due and reaged columns shown above.

			Net Credit				Net Credit
	Average Balances		Charge-offs (2)		Average Balances		Charge-offs (2)
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	October 31,		October 31,		October 31,		October 31,
	2009	2010	2009	2010	2009	2010	2009	2010
Primary portfolio:
Installment	$562,511	$538,799			$555,885	$539,903
Revolving	33,405	30,159			33,674	34,470
Subtotal	595,916	568,958	$5,860	$6,967	589,559	574,373	$14,261	$19,344
Secondary portfolio:
Installment	149,614	126,370	2,236	2,512	154,456	130,449	5,840	6,628
Total receivables managed	$745,530	$695,328	$8,096	$9,479	$744,015	$704,822	$20,101	$25,972

Receivables transferred to
the VIE	$524,136	$458,253	$6,978	$6,630	$570,136	$481,199	$18,069	$18,635
Receivables not transferred to
the VIE	221,394	237,075	1,118	2,849	173,879	223,623	2,032	7,337
Total receivables managed	$745,530	$695,328	$8,096	$9,479	$744,015	$704,822	$20,101	$25,972

(2)	Amounts represent total credit charge-offs, net of recoveries, on total customer receivables.

4.      Debt and Letters of Credit

The following discussion pertains to the Company’s debt facilities as they were on October 31, 2010. Please refer to footnote 7 for subsequent events pertaining to the Company’s refinancing transactions which impacted the debt facilities subsequent to October 31, 2010. Due to the long-term nature of the debt facilities that were entered into subsequent to the balance sheet date, all of the Company’s debt at October 31, 2010, was classified as long-term with the exception of the required $7.5 million principal payment on the VIE’s 2006 Series A Note that was made in November 2010, prior to the completion of the refinancing transactions. That amount and the current portion of the Company’s other notes were classified as current as of the balance sheet date.

The Company’s borrowing facilities consist of an asset-based revolving credit facility, a $10 million unsecured revolving line of credit, its VIE’s 2002 Series A variable funding note and its VIE’s 2006 Series A medium term notes. Debt consisted of the following at the periods ended (in thousands):

	January 31,	October 31,
	2010	2010

Asset-based revolving credit facility	$105,498	$127,100
2002 Series A Variable Funding Note	196,400	165,200
2006 Series A Notes	150,000	135,000
Unsecured revolving line of credit for $10 million; matured in September 2010	-	-
Other long-term debt	406	297
Total debt	452,304	427,597
Less current portion of debt	64,055	7,665
Long-term debt	$388,249	$419,932

The Company’s $210 million asset-based revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory and matures in August 2011. The credit facility bears interest at LIBOR plus a spread ranging from 325 basis points to 375 basis points, based on a fixed charge coverage ratio. In addition to the fixed charge coverage ratio, the revolving credit facility includes a total liabilities to tangible net worth requirement, a minimum customer receivables cash recovery percentage requirement, a net capital expenditures limit and combined portfolio performance covenants. The Company was in compliance with the covenants, as amended, at October 31, 2010. Additionally, the agreement contains cross-default provisions, such that, any default under another credit facility of the Company or its VIE would result in a default under this agreement, and any default under this agreement would result in a default under those agreements. The asset-based revolving credit facility is secured by the assets of the Company not otherwise encumbered.

The 2002 Series A program functions as a revolving credit facility to fund the transfer of eligible customer receivables to the VIE. The 2002 Series A program consists of a $170 million commitment that was renewed in August 2010 and bears interest at commercial paper rates plus a spread of 250 basis points. The total commitment under the 2002 Series A program was reduced from $200 million at January 31, 2010. Additionally, in connection with recent amendments to the 2002 Series A facility, the VIE agreed to reduce the total available commitment to $130 million in April 2011. The 2006 Series A program, which was consummated in August 2006, was non-amortizing for the first four years and officially matures in April 2017. However, it is expected that the scheduled monthly $7.5 million principal payments, which began in September 2010, will retire the bonds prior to that date, if not otherwise repaid prior to that date. The VIE’s borrowing agreements contain certain covenants requiring the maintenance of various financial ratios and customer receivables performance standards. As of October 31, 2010, the three month average net portfolio yield fell to 4.1%, requiring the VIE to post additional cash reserves of approximately $6.0 million. The Issuer was in compliance with the requirements of the agreements, as amended, as of October 31, 2010. The VIE’s debt is secured by the Customer accounts receivable that are transferred to it, which are included in Customer accounts receivable and Long-term portion of customer accounts receivable on the consolidated balance sheet. The investors and the securitization trustee have no recourse to the Company’s other assets for failure of the individual customers of the Company and the VIE to pay when due. Additionally, the Company has no recourse to the VIE’s assets to satisfy its obligations. The Company’s retained interests in the customer receivables collateralizing the securitization program and the related cash flows are subordinate to the investors’ interests, and would not be paid if the Issuer is unable to repay the amounts due under the 2002 Series A and 2006 Series A programs. The ultimate realization of the retained interest is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

In March 2010, the Company and its VIE completed amendments to the various borrowing agreements that revised the covenant requirements as of January 31, 2010, and revised certain future covenant requirements. The revised covenant calculations include both the operating results and assets and liabilities of the Company and the VIE, effective January 31, 2010, for all financial covenant calculations.  In addition to the covenant changes, the Company, as servicer of the customer receivables, agreed to implement certain additional collection procedures if certain performance requirements are not maintained, and agreed to make fee payments to the 2002 Series A facility providers on the amount of the commitment available at specific future dates. The Company also agreed to use the proceeds from any capital raising activity it completes to further reduce the commitments and debt outstanding under the securitization program’s debt facilities. The fee payments will equal the following rates multiplied times the total available borrowing commitment under the 2002 Series A facility on the dates shown:

-	50 basis points on May 1, 2010;
-	100 basis points on August 1, 2010;
-	110 basis points on November 1, 2010;
-	115 basis points on February 1, 2011;
-	115 basis point on May 1, 2011; and
-	123 basis points on August 1, 2011.

In accordance with the schedule, the Company made payments of approximately $0.9 million on May 1, 2010, $1.7 million on August 1, 2010 and $1.9 million on November 1, 2010. These amounts are recorded in interest expense (net) in the periods in which they are paid.

As of October 31, 2010, the Company had approximately $38.8 million under its asset-based revolving credit facility, net of standby letters of credit issued, immediately available for general corporate purposes.  The Company also had an additional $21.9 million that may become available under its asset-based revolving credit facility if it grows the balance of eligible customer receivables and its total eligible inventory balances.

The Company’s asset–based revolving credit facility provides it the ability to utilize letters of credit to secure its obligations as the servicer under its VIE’s asset-backed securitization program, deductibles under the Company’s property and casualty insurance programs and international product purchases, among other acceptable uses. At October 31, 2010, the Company had outstanding letters of credit of $22.2 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $22.2 million as of October 31, 2010.

The Company held interest rate swaps with notional amounts totaling $25.0 million as of October 31, 2010, with terms extending through July 2011 for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of its variable-rate debt, based on changes in the benchmark one-month LIBOR interest rate. Changes in the cash flows of the interest rate swaps are expected to exactly offset the changes in cash flows (changes in base interest rate payments) attributable to fluctuations in the LIBOR interest rate.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At October 31, 2010, the estimated net amount of loss that is expected to be reclassified into earnings within the next twelve months is $0.1 million.

For information on the location and amounts of derivative fair values in the statement of operation, see the tables presented below (in thousands):

	Fair Values of Derivative Instruments

	Liability Derivatives
	January 31, 2010		October 31, 2010
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as
hedging instruments under
Interest rate contracts	Other liabilities	$337	Other liabilities	$185

Total derivatives designated
as hedging instruments		$337		$185

Amount of
Gain or (Loss)
				Amount of			Recognized in
				Gain or (Loss)		Location of	Income on
	Amount of			Reclassified		Gain or (Loss)	Derivative
	Gain or (Loss)		Location of	from		Recognized in	(Ineffective
	Recognized		Gain or (Loss)	Accumulated		Income on	Portion
	in OCI on		Reclassified	OCI into		Derivative	and Amount
	Derivative		from	Income		(Ineffective	Excluded from
	(Effective		Accumulated	(Effective		Portion	Effectiveness
Derivatives in	Portion)		OCI into	Portion)		and Amount	Testing)
Cash Flow	Three Months Ended		Income	Three Months Ended		Excluded from	Three Months Ended
Hedging	October 31,	October 31,	(Effective	October 31,	October 31,	Effectiveness	October 31,	October 31,
Relationships	2009	2010	Portion)	2009	2010	Testing)	2009	2010
Interest Rate			Interest income/			Interest income/
Contracts	$(63)	$(36)	(expense)	$(107)	$(75)	(expense)	$-	$-

Total	$(63)	$(36)		$(107)	$(75)		$-	$-

Amount of
Gain or (Loss)
				Amount of			Recognized in
				Gain or (Loss)		Location of	Income on
	Amount of			Reclassified		Gain or (Loss)	Derivative
	Gain or (Loss)		Location of	from		Recognized in	(Ineffective
	Recognized		Gain or (Loss)	Accumulated		Income on	Portion
	in OCI on		Reclassified	OCI into		Derivative	and Amount
	Derivative		from	Income		(Ineffective	Excluded from
	(Effective		Accumulated	(Effective		Portion	Effectiveness
Derivatives in	Portion)		OCI into	Portion)		and Amount	Testing)
Cash Flow	Nine Months Ended		Income	Nine Months Ended		Excluded from	Nine Months Ended
Hedging	October 31,	October 31,	(Effective	October 31,	October 31,	Effectiveness	October 31,	October 31,
Relationships	2009	2010	Portion)	2009	2010	Testing)	2009	2010
Interest Rate			Interest income/			Interest income/
Contracts	$(213)	$(98)	(expense)	$(199)	$(245)	(expense)	$-	$-

Total	$(213)	$(98)		$(199)	$(245)		$-	$-

5.  Contingencies

Legal Proceedings.  The Company is involved in routine litigation and claims incidental to its business from time to time, and, as required, has accrued its estimate of the probable costs for the resolution of these matters, which are not expected to be material. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact the Company’s estimate of reserves for litigation.

Repair Service Agreement Obligations. The Company sells repair service agreements that extend the period of covered warranty service on the products the Company sells. For certain of the repair service agreements sold, the Company is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The typical term for these agreements is between 12 and 36 months. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sale and recorded in revenues in the statement of operations over the life of the agreements. The agreements can be canceled at any time and any deferred revenue associated with canceled agreements is reversed at the time of cancellation. The amounts of repair service agreement revenue deferred at January 31, 2010, and October 31, 2010, were $7.3 million and $6.6 million, respectively, and are included in Deferred revenue and allowances in the accompanying consolidated balance sheets.

The following table presents a reconciliation of the beginning and ending balances of the deferred revenue on the Company’s repair service agreements and the amount of claims paid under those agreements (in thousands):

Reconciliation of deferred revenues on repair service agreements
	Nine Months Ended
	October 31,
	2009	2010

Balance in deferred revenues at beginning of period	$7,213	$7,268
Revenues earned during the period	(5,267)	(5,289)
Revenues deferred on sales of new agreements	5,342	4,577
Balance in deferred revenues at end of period	$7,288	$6,556

Total claims incurred during the period, excludes selling expenses	$2,596	$2,967

6.  Segment Reporting

Financial information by segment is presented in the following tables for the three and nine months ended October 31, 2010 and 2009 (in thousands):

	Three Months Ended October 31,
	2009			2010
	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$148,463	$-	$148,463	$127,035	$-	$127,035
Repair service agreement commissions (net) (a)	10,166	(2,846)	7,320	9,514	(3,479)	6,035
Service revenues	5,599	-	5,599	3,769	-	3,769
Total net sales	164,228	(2,846)	161,382	140,318	(3,479)	136,839
Finance charges and other	98	36,018	36,116	215	32,804	33,019
Total revenues	164,326	33,172	197,498	140,533	29,325	169,858
Cost and expenses
Cost of goods and parts sold, including
warehousing and occupancy costs	123,635	-	123,635	101,188	-	101,188
Selling, general and
administrative expense (b) (c)	50,360	14,947	65,307	41,379	15,128	56,507
Goodwill Impairment	9,617	-	9,617	-	-	-
Costs related to financing
transactions not completed	-	-	-	-	2,896	2,896
Provision for bad debts	(22)	12,673	12,651	174	9,198	9,372
Total cost and expenses	183,590	27,620	211,210	142,741	27,222	169,963
Operating income (loss)	(19,264)	5,552	(13,712)	(2,208)	2,103	(105)
Interest expense, net (e)	-	5,649	5,649	-	7,722	7,722
Other (income) expense, net	(34)	-	(34)	(17)	-	(17)
Segment income (loss)
before income taxes	$(19,230)	$(97)	$(19,327)	$(2,191)	$(5,619)	$(7,810)

	Nine Months Ended October 31,
	2009			2010
	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$508,669	$-	$508,669	$443,778	$-	$443,778
Repair service agreement commissions (net) (a)	33,685	(7,717)	25,968	31,972	(9,679)	22,293
Service revenues	17,195	-	17,195	12,709	-	12,709
Total net sales	559,549	(7,717)	551,832	488,459	(9,679)	478,780
Finance charges and other	345	115,600	115,945	681	101,581	102,262
Total revenues	559,894	107,883	667,777	489,140	91,902	581,042
Cost and expenses
Cost of goods and parts sold, including
warehousing and occupancy costs	415,650	-	415,650	350,113	-	350,113
Selling, general and
administrative expense (b) (d)	146,569	45,757	192,326	130,984	47,892	178,876
Goodwill impairment	9,617	-	9,617	-	-	-
Costs related to financing
transactions not completed	-	-	-	-	2,896	2,896
Provision for bad debts	43	26,278	26,321	467	24,227	24,694
Total cost and expenses	571,879	72,035	643,914	481,564	75,015	556,579
Operating income (loss)	(11,985)	35,848	23,863	7,576	16,887	24,463
Interest expense, net (f)	-	16,692	16,692	-	20,234	20,234
Other (income) expense, net	(54)	-	(54)	166	-	166
Segment income (loss) before income taxes	$(11,931)	$19,156	$7,225	$7,410	$(3,347)	$4,063
Total assets	$202,243	$706,253	$908,496	$209,528	$653,821	$863,349

(a) – Retail repair service agreement commissions exclude repair service agreement cancellations that are the result of consumer credit account charge-offs. These amounts are reflected in repair service agreement commissions for the credit segment.

(b) – Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $1.6 million and $1.6 million for the three months ended October 31, 2010 and 2009, respectively. The amount of overhead allocated to each segment was approximately $5.0 million and $4.7 million for the nine months ended October 31, 2010 and 2009, respectively. The amount of the reimbursement made to the retail segment by the credit segment was approximately $4.4 million and $4.7 million for the three months ended October 31, 2010 and 2009, respectively. The amount of the reimbursement made to the retail segment by the credit segment was approximately $13.2 million and $13.9 million for the nine months ended October 31, 2010 and 2009, respectively.

(c) - Selling, general and administrative expenses of the retail segment include depreciation expense of approximately $3.0 million and $3.3 million for the three months ended October 31, 2010 and 2009, respectively. Selling, general and administrative expenses of the credit segment include depreciation expense of approximately $0.1 million for each of the three months ended October 31, 2010 and 2009.

(d) - Selling, general and administrative expenses of the retail segment include depreciation expense of approximately $9.5 million and $9.8 million for the nine months ended October 31, 2010 and 2009, respectively. Selling, general and administrative expenses of the credit segment include depreciation expense of approximately $0.3 million and $0.2 million for the nine months ended October 31, 2010 and 2009, respectively.

(e) – Interest expense, net, of the credit segment includes amortization expense related to debt issuance costs of approximately $0.9 million and $0.4 million for the three months ended October 31, 2010 and 2009, respectively.

(f) – Interest expense, net, of the credit segment includes amortization expense related to debt issuance costs of approximately $2.8 million and $1.1 million for the nine months ended October 31, 2010 and 2009, respectively.

7.  Subsequent Events

On November 30, 2010, the Company completed the following financing transactions:

The Company expanded its asset-based revolving credit facility, which provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, from $210 million to $375 million and extended the maturity date to November 2013. The credit facility bears interest at LIBOR plus a spread ranging from 375 basis points to 400 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement, a net capital expenditures limit and a minimum availability requirement. With the expansion, certain of the covenants in the facility were changed and a minimum availability requirement was added. The leverage ratio covenant requirement was changed from a required maximum of 1.75 to 1.00 to a required maximum of 2.00 to 1.00. The fixed charge coverage ratio was changed from a minimum of 1.30 to 1.00 to 1.10 to 1.00. There is also now a minimum required availability of $25 million. Additionally, the agreement contains cross-default provisions, such that, any default under another of the Company’s credit facilities would result in a default under this agreement, and any default under this agreement would result in a default under those agreements.

The Company also entered into a new $100 million second lien term loan, maturing in November 2014, which limits the combined borrowings under its asset-based revolving credit facility and the second lien term loan based on a borrowing base calculation that includes customer accounts receivable, inventory and real estate. The loan bears interest at the greater of LIBOR or 3.0%, plus a spread of 1150 basis points and requires payment of specified prepayment fees if any portion of the balance is repaid prior to the scheduled maturity date. The covenants under the term loan are consistent with the covenant requirements of the asset-based revolving credit facility. Additionally, the agreement contains cross-default provisions, such that, any default under another of the Company’s credit facilities would result in a default under this agreement, and any default under this agreement would result in a default under those agreements.

Additionally, the Company completed a common stock subscription rights offering, issuing one right to each shareholder of record as of the close of business on November 1, 2010, for each outstanding share of common stock on that day. The rights provided the holder with one basic subscription privilege and one oversubscription privilege. The basic subscription privilege entitled the holder to purchase .41155 shares of common stock at a price of $2.70 per share. The oversubscription privilege entitled the rights holder to purchase additional shares of stock at $2.70 per share, to the extent all basic subscription privileges were not exercised. The Company received gross proceeds of approximately $25.0 million and issued 9,259,390 shares of common stock in completing the rights offering.

A portion of the net proceeds from the financing transactions were utilized to retire the balances outstanding under the Company’s 2002 Series A Variable Funding Note and the 2006 Series A Notes. As a result of repayment of the balance of the 2002 Series A Variable Funding Note, the lenders refunded $935 thousand of the commitment-based fee paid on November 1, 2010. Additionally, all of the assets held by the Company’s VIE under the securitization program were purchased by a wholly-owned subsidiary of the Company and the Company has ceased transferring receivables to the VIE. The securitization program has been terminated and the VIE will be dissolved. Deferred financing costs associated with the securitization facilities, which totaled approximately $1.3 million as of October 31, 2010, were written off during the month of November 2010, in conjunction with the retirement of the balances outstanding under the 2002 Series A Variable Funding Note and the 2006 Series A Notes,

As of November 30, 2010, after completion of the financing transactions, the Company had $273.8 million outstanding under its asset-based revolving credit facility, excluding letters of credit of $2.2 million, and $94.0 million, after $6.0 million original issue discount, outstanding under its second lien term loan. As a result, the Company had total remaining borrowing capacity under its asset-based revolving credit facility of $99.0 million, subject to borrowing base and covenant compliance limitations. The Company expects, based on current facts and circumstances, it will be in compliance with the above covenant requirements for the next 12 months.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements.  We sometimes use words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements.  Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events.  We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially.  Some of the risks, uncertainties and assumptions about us that may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	Our ability to obtain capital to fund expansion of our credit portfolio;

•	Our ability to obtain capital for required capital expenditures and costs related to the opening of new stores or to update, relocate or expand existing stores;

•
Our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving line of credit, and proceeds from securitizations or accessing other debt or equity markets;

•	Our ability to renew or replace our existing borrowing facilities on or before the maturity dates of the facilities;

•	The cost or terms of any amended, renewed or replacement credit facilities;

•	Our ability to obtain additional funding for the purpose of funding the customer receivables generated by us;

•
Our ability to maintain compliance with debt covenant requirements, including taking the actions necessary to maintain compliance with the covenants, such as obtaining amendments to the borrowing facilities that modify the covenant requirements, which could result in higher borrowing costs;

•
Reduced availability under our asset-based revolving credit facility as a result of borrowing base requirements and the impact on the borrowing base calculation of changes in the performance or eligibility of the customer receivables financed by that facility;

•	The success of our growth strategy and plans regarding opening new stores and entering adjacent and new markets, including our plans to continue expanding into existing markets;

•	Our ability to open and profitably operate new stores in existing, adjacent and new geographic markets;

•	Our ability to profitably expand our credit operations;

•	Our intention to update or expand existing stores;

•
The potential to incur expenses and non-cash write-offs related to decisions to close store locations and settling our remaining lease obligations and our initial investment in fixed assets and related store costs;

•	Our ability to introduce additional product categories;

•	The ability of the financial institutions providing lending facilities to us to fund their commitments;

•	The effect of any downgrades by rating agencies of our lenders on borrowing costs;

•	The effect on our borrowing cost of changes in laws and regulations affecting the providers of debt financing;

•	The effect of rising interest rates or borrowing spreads that could increase our cost of borrowing;

•	The effect of rising interest rates or other economic conditions that could impair our customers’ ability to make payments on outstanding credit accounts;

•	Our inability to continue to offer existing customer financing programs or make new programs available that allow consumers to purchase products at levels that can support our growth;

•	The potential for deterioration in the delinquency status of our credit portfolio or higher than historical net charge-offs in the portfolio that could adversely impact earnings;

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

Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” in our filings with the Securities and Exchange Commission, including our Form 10-K/A filed on April 12, 2010 and our Form 10-Q filed on August 26, 2010. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report might not happen.

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

Unlike many of our competitors, we provide flexible in-house credit options for our customers. In the last three years, we financed, on average, approximately 61% of our retail sales through our internal credit programs. In addition to interest-bearing installment and revolving charge contracts, at times, we offer promotional credit programs to certain customers that provide for “same as cash” or deferred interest interest-free periods of varying terms, generally three, six, 12, 18, 24 and 36 months, and require monthly payments beginning in the month after the sale.  In turn, we finance substantially all of our customer receivables from these credit programs with cash flow from operations, available working capital and through an asset-based revolving credit facility and facility second lien term loan. In addition to our own credit programs, we use third-party financing programs to provide a portion of the non-interest bearing financing for purchases made by our customers and to provide our customers a rent-to-own payment option.

The following tables present, for comparison purposes, information about our credit portfolios (dollars in thousands, except average outstanding customer balance).

	Primary Portfolio (1)
	Nine Months Ended
	1/31/2009	10/31/2009	1/31/2010	10/31/2010

Total outstanding balance (period end)	$589,922	$593,088	$597,360	$556,916
Average outstanding customer balance	$1,403	$1,360	$1,339	$1,306
Number of active accounts (period end)	420,585	435,976	446,203	426,439
Account balances over 60 days past due (period end) (2)	$35,153	$44,777	$48,775	$44,872
Percent of balances over 60 days past due to
total outstanding balance (period end)	6.0%	7.5%	8.2%	8.1%
Total account balances reaged (period end) (2)	90,560	90,064	95,038	86,728
Percent of reaged balances to
total outstanding balance (period end)	15.4%	15.2%	15.9%	15.6%
Account balances reaged more than six months (period end)	$36,452	$35,586	$35,448	$33,137
Weighted average credit score of outstanding balances	603	603	600	601
Total applications processed (3)	652,213	596,343	599,206	541,485
Percent of retail sales financed	51.4%	51.3%	54.2%	52.6%
Weighted average origination credit score of sales financed	633	632	631	632
Total applications approved	50.1%	50.5%	52.8%	50.9%
Average down payment	5.6%	5.4%	4.4%	3.7%
Average total outstanding balance	$556,189	$589,559	$594,726	$574,373
Bad debt charge-offs (net of recoveries)	$11,482	$14,261	$16,861	$19,345
Percent of bad debt charge-offs (net of
recoveries) to average outstanding balance, annualized	2.8%	3.2%	3.8%	4.5%
Estimated percent of reage balances collected (4)	89.2%	87.1%	87.7%	81.8%

	Secondary Portfolio (1)
	Nine Months Ended
	1/31/2009	10/31/2009	1/31/2010	10/31/2010

Total outstanding balance (period end)	$163,591	$145,109	$138,681	$120,078
Average outstanding customer balance	$1,394	$1,341	$1,319	$1,266
Number of active accounts (period end)	117,372	108,220	105,109	94,877
Account balances over 60 days past due (period end) (2)	$19,988	$23,735	$24,616	$20,062
Percent of balances over 60 days past due to
total outstanding balance (period end)	12.2%	16.4%	17.8%	16.7%
Total account balances reaged (period end) (2)	$50,602	$49,073	$49,135	$39,537
Percent of reaged balances to
total outstanding balance (period end)	30.9%	33.8%	35.4%	32.9%
Account balances reaged more than six months (period end)	$19,860	$22,074	$21,920	$18,722
Weighted average credit score of outstanding balances	521	526	526	536
Total applications processed (3)	292,607	261,998	255,170	236,360
Percent of retail sales financed	9.7%	6.0%	6.1%	6.4%
Weighted average origination credit score of sales financed	535	548	547	563
Total applications approved	27.1%	20.5%	21.6%	20.0%
Average down payment	19.4%	21.1%	20.6%	15.9%
Average total outstanding balance	$151,121	$154,456	$148,596	$130,449
Bad debt charge-offs (net of recoveries)	$5,543	$5,840	$6,476	$6,627
Percent of bad debt charge-offs (net of
recoveries) to average outstanding balance, annualized	4.9%	5.0%	5.8%	6.8%
Estimated percent of reage balances collected (4)	89.6%	89.4%	90.7%	85.3%

	Combined Portfolio (1)
	Nine Months Ended
	1/31/2009	10/31/2009	1/31/2010	10/31/2010

Total outstanding balance (period end)	$753,513	$738,197	$736,041	$676,994
Average outstanding customer balance	$1,401	$1,356	$1,335	$1,299
Number of active accounts (period end)	537,957	544,196	551,312	521,316
Account balances over 60 days past due (period end) (2)	$55,141	$68,512	$73,391	$64,934
Percent of balances over 60 days past due to
total outstanding balance (period end)	7.3%	9.3%	10.0%	9.6%
Total account balances reaged (period end) (2)	$141,162	$139,137	$144,173	$126,265
Percent of reaged balances to
total outstanding balance (period end)	18.7%	18.8%	19.6%	18.7%
Account balances reaged more than six months (period end)	$56,312	$57,660	$57,368	$51,859
Weighted average credit score of outstanding balances	585	588	586	590
Total applications processed (3)	944,820	858,341	854,376	777,845
Percent of retail sales financed	61.1%	57.3%	60.3%	59.0%
Weighted average origination credit score of sales financed	614	620	619	623
Total applications approved	42.9%	41.3%	43.5%	41.5%
Average down payment	7.6%	7.2%	6.2%	5.2%
Average total outstanding balance	$707,310	$744,015	$743,322	$704,822
Weighted average monthly payment rate	5.3%	5.3%	5.0%	5.4%
Bad debt charge-offs (net of recoveries)	$17,025	$20,101	$23,337	$25,972
Percent of bad debt charge-offs (net of
recoveries) to average outstanding balance, annualized	3.2%	3.6%	4.2%	4.9%
Estimated percent of reage balances collected (4)	89.6%	88.0%	88.7%	83.0%
Percent of managed portfolio
represented by promotional receivables	16.4%	16.4%	15.3%	13.6%

__________________________
(1)	The Portfolios consist of owned and transferred receivables.
(2)	Accounts that become delinquent after being reaged are included in both the delinquency and reaged amounts.
(3)	Unapproved and not declined credit applications in the primary portfolio are referred to the secondary portfolio.
(4)
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

Executive Overview

This narrative is intended to provide an executive level overview of our operations for the three and nine months ended October 31, 2010.  A detailed explanation of the changes in our operations for these periods as compared to the prior year periods is included under Results of Operations. Some of the more specific items impacting our operating and pretax income were:

•
For the three months ended October 31, 2010, compared to the same period last year, Total net sales decreased 15.2% and Finance charges and other decreased 8.6%. Total revenues decreased 14.0% while same store sales decreased 16.3% for the quarter ended October 31, 2010. The sales decline was impacted by:

•	Continued challenging economic conditions in our markets;

•	The limitations imposed by the Company’s capital structure, prior to the recently completed refinancing, and the resulting impact on its ability to extend credit;

•	The Company’s decision to tighten credit underwriting standards to protect the quality of the credit portfolio; and

•
Management’s emphasis on improving retail gross margin through maintaining price discipline on the sales floor, which increased from 22.4% to 25.2% for the three months ended October 31, 2009, and 2010, respectively, while maintaining price competitiveness.

•
For the nine months ended October 31, 2010, compared to the same period last year, Total net sales decreased 13.2% and Finance charges and other decreased 11.8%. Total revenues decreased 13.0% while same store sales decreased 14.1% for the nine months ended October 31, 2010. The sales decline was primarily driven by the same reasons discussed above for the quarter.

•
Finance charges and other decreased 8.6% and 11.8% for the three and nine months ended October 31, 2010, when compared to the same period last year, primarily due to a decrease in interest income and fees as the average interest income and fee yield earned on the portfolio fell from 17.6% and 18.4% for the three and nine months ended October 31, 2009, to 16.8% and 17.0%, for the three and nine months ended October 31, 2010, and the average balance of customer accounts receivable outstanding during the nine months ended October 31, 2010 fell 5.3%, as compared to the prior year period. The interest income and fee yield fell as a result of the higher level of charge-offs experienced, resulting in an increase in the reversal of accrued interest and increased reserves for uncollectible interest, and the reduced amount of new credit accounts originated in the three and nine month periods ended October 31, 2010, as compared to the same periods in the prior fiscal year. The reduction in new credit accounts originated negatively impacts the yield since interest income is recognized using the Rule of 78’s, which accelerates the recognition of interest earnings.

•
Our total gross margin (Total revenues less Cost of goods sold) increased from 37.4% to 40.4% for the three months ended October 31, 2010, when compared to the same period in the prior year. The increase resulted primarily from:

•
An increase in retail gross margins (includes gross profit from product sales and repair service agreement commissions) from 22.4% for the three months ended October 31, 2009, to 25.2% for the three months ended October 31, 2010, respectively, which improved the total gross margin by 220 basis points. The increase was driven largely by a 310 basis point increase in product gross margins to 21.6% for the three months ended October 31, 2010, as we focused on improving pricing discipline on the sales floor while maintaining price competitiveness in the marketplace; and

•
A change in the revenue mix in the three months ended October 31, 2010, such that higher gross margin finance charge and other revenues contributed a higher percentage of total revenues, resulted in an increase in the total gross margin of approximately 80 basis points.

•
Our gross margin increased from 37.8% to 39.7% for the nine months ended October 31, 2010, when compared to the same period in the prior year. The increase was a result primarily of an improved retail gross margin, similar to the trend discussed for the three months ended October 31, 2010.

•
During the three months ended October 31, 2010, Selling, general and administrative (SG&A) expense was reduced by $8.8 million, though it increased as a percent of revenues to 33.3% from 33.1% in the prior year period, due to the deleveraging effect of the decline in total revenues. The litigation reserve accrual recorded in the prior year period accounted for $4.1 million of the change in SG&A expense. The remainder of the reduction in SG&A expense was driven primarily by lower compensation and related expense and reduced depreciation expense. These decreases were partially offset by increased expense from the increased use of third-party finance providers and increased use of contract delivery and installation services. SG&A expense for the nine month period decreased $13.5 million, though it increased as a percent of revenues to 30.8% from 28.8% in the prior year period, due to the deleveraging effect of the decline in total revenues;

•
During the quarter ended October 31, 2009, we determined, as a result of the sustained decline in our market capitalization, the increasingly challenging economic environment and its impact on our comparable store sales, credit portfolio performance and operating results, that an interim goodwill impairment test was necessary. A two-step method was utilized for determining goodwill impairment. Our valuation was performed utilizing the services of outside valuation consultants using both an income approach utilizing our discounted debt-free cash flows and comparable valuation multiples. Upon completion of the impairment test, we concluded that the carrying value of our recorded goodwill was impaired. As a result, we recorded a goodwill impairment charge of $9.6 million to write-off the carrying value of our goodwill during the three month period ended October 31, 2009;

•
During the past year we have explored multiple opportunities in the capital markets to allow us to refinance our borrowing facilities. As a result, we incurred expenses related to working with bankers, lawyers, accountants and other professional service providers to review and pursue the various alternatives presented. Given our decision to pursue the financing transactions recently completed, we concluded as of October 31, 2010, that it was appropriate to write-off the $2.9 million of expenses incurred related to the other financing alternatives considered;

•
The Provision for bad debts decreased to $9.4 million for the three months ended October 31, 2010. Our total net charge-offs of customer and non-customer accounts receivable increased by $1.6 million for the three months ended October 31, 2010, as compared to the same periods in the prior fiscal year. Based on our current expectations about future credit portfolio performance we decreased the allowance for bad debts $0.4 million during the three months ended October 31, 2010, as compared to an increase of $4.5 million in the prior year period. The Provision for bad debts decreased to $24.7 million for the nine months ended October 31, 2010. Our total net charge-offs of customer and non-customer accounts receivable increased by $6.3 million for the nine months ended October 31, 2010, as compared to the same periods in the prior fiscal year, while the allowance for bad debts decreased $2.1 million during the nine months ended October 31, 2010, as compared to an increase of $5.8 million in the prior year period;

•
Net interest expense increased in the three months and nine months ended October 31, 2010, due primarily to a $1.7 million fee paid during the three months ended, and $2.6 million in total fees paid during the nine months ended October 31, 2010, respectively, to the lenders providing the variable funding note under the securitization facility and increased deferred financing cost amortization; and

•
The income tax benefit for the three months ended October 31, 2010, was impacted primarily by the change in pre-tax income. The prior year effective tax benefit rate of 25.9% was lower than the 34.6% tax benefit rate in the current year period, primarily due to the fact that we did not record a tax benefit in the prior year period related to the litigation reserve accrual.

Operational Changes and Resulting Outlook

We recently completed the refinancing of our debt facilities by entering into a $375 million asset-based loan facility and a $100 million second lien term loan, and successfully completed a rights offering, which raised $25 million of gross proceeds. A portion of the net proceeds were used to repay all of our outstanding obligations under our securitization program. As a result of the changes to our debt financing facilities, we estimate that our weighted average interest rate on debt outstanding during the nine months ended October 31, 2010, would have been approximately 170 basis points higher if the financing transactions had occurred on February 1, 2010.

With our refinancing complete we are now reviewing our strategic business plan, including actions to improve our existing operations, considering potential new store openings and expanding our credit operations. We do not currently have any new store openings planned and have reduced the size of the credit portfolio since January 31, 2010, in order to reduce the debt outstanding to support the credit operations. Given the declines in sales we have seen over the past couple of years and the limited capital we currently have available for growth, our focus in the near term will be to improve the sales performance and profitability of our existing operations.

During the fiscal year ended January 31, 2010, we adjusted our underwriting guidelines and reduced the volume of credit accounts we originate in our Secondary Portfolio. As a result of the changes in our underwriting guidelines, which reduced retail sales volumes, we saw improved credit portfolio performance during the first nine months of fiscal 2011, evidenced by:

•
A 40 basis point reduction in the 60+ day delinquency percentage from 10.0% at January 31, 2010, to 9.6% at October 31, 2010, as compared to a 200 basis point increase in the same percentage from 7.3% at January 31, 2009, to 9.3% at October 31, 2009;

•
A 90 basis point, or $17.9 million, reduction in the percent and balance, respectively, of the credit portfolio that has been reaged, to 18.7%, or $126.3 million, as of October 31, 2010, as compared to January 31, 2010; and

•
The payment rate percentage, the amount collected on credit accounts during a month as a percentage of the portfolio balance at the beginning of the month, increased in each of the nine months of the current fiscal year as compared to the same months in the prior fiscal year.

In order to continue to provide flexible financing options to our customers, in light of our adjusted underwriting guidelines, we have also partnered with a third-party rent-to-own provider that provides financing for certain of our customers that do not qualify for credit under our underwriting guidelines. We currently offer this financing alternative in 38 of our stores and financed $4.1 million of our sales during the quarter ended October 31, 2010, through the third-party rent-to-own financing option.

While we benefited from our operations being concentrated in the Texas, Louisiana and Oklahoma region in the earlier months of 2009, recent weakness in the health of the national and state economies have and will present significant challenges to our operations in the coming quarters. Specifically, future sales volumes, gross profit margins and credit portfolio performance could be negatively impacted, and thus impact our overall profitability. Additionally, declines in our future operating performance could impact compliance with our new credit facility covenants. As a result, while we will strive to maintain our market share, improve credit portfolio performance and reduce expenses, we will also work to maintain our access to the liquidity necessary to maintain our operations through these challenging times.

The consumer electronics industry depends on new products to drive same store sales increases. Typically, these new products, such as high-definition LED and 3-D televisions, Blu-ray and DVD players and digital cameras are introduced at relatively high price points that are then gradually reduced as the product becomes mainstream. To sustain positive same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps drive the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. This has historically been our experience, and we continue to adjust our marketing strategies to address this challenge through the introduction of new product categories and new products within our existing categories.

Application of Critical Accounting Policies

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as critical accounting estimates. We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements as of October 31, 2010.

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

Interest Income on Customer Accounts Receivable. Interest income is earned using the Rule of 78’s method for installment contracts and the simple interest method for revolving charge accounts, and is reflected in Finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. Interest income is recognized on our interest-free promotional accounts based on our historical experience related to customers who fail to satisfy the requirements of the interest-free programs. Additionally, for sales on deferred interest and “same as cash” programs that exceed one year in duration, we discount the sales to their fair value, resulting in a reduction in sales and receivables, and amortize the discount amount in to Finance charges and other over the term of the program.

Allowance for Doubtful Accounts. We record an allowance for doubtful accounts, including estimated uncollectible interest, for our Customer accounts receivable, based on our historical net loss experience and expectations for future losses. The net charge-off data used in computing the loss rate is reduced by the amount of post-charge-off recoveries received, including cash payments, amounts realized from the repossession of the products financed and, at times, payments received under credit insurance policies. Additionally, we separately evaluate the Primary and Secondary portfolios when estimating the allowance for doubtful accounts. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $35.8 million and $34.1 million at January 31, 2010, and October 31, 2010, respectively. Additionally, as a result of our practice of reaging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off is impacted. If these accounts had been charged-off sooner the net loss rates might have been higher. Reaged customer receivable balances represented 18.7% of the total portfolio balance at October 31, 2010. If the loss rate used to calculate the allowance for doubtful accounts were increased by 10% at October 31, 2010, we would have increased our Provision for bad debts by approximately $3.4 million.

Revenue Recognition.  Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell repair service agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell repair service renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the repair service agreement. These repair service agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer's warranty and the third party obligor contracts. These agreements typically have terms ranging from 12 to 36 months. These agreements are separate units of accounting and are valued based on the agreed upon retail selling price. The amount of repair service agreement revenue deferred at January 31, 2010, and October 31, 2010, was $7.3 million and $6.6 million, respectively, and is included in Deferred revenues and allowances in the accompanying consolidated balance sheets.

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

Results of Operations

The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Revenues:
Product sales	74.8%	75.2%	76.4%	76.1%
Repair service agreement commissions (net)	3.6	3.7	3.8	3.9
Service revenues	2.2	2.8	2.2	2.6
Total net sales	80.6	81.7	82.4	82.6
Finance charges and other	19.4	18.3	17.6	17.4
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of goods sold, including warehousing and occupancy cost	58.6	61.2	59.2	61.0
Cost of parts sold, including warehousing and occupancy cost	1.0	1.4	1.1	1.2
Selling, general and administrative expense	33.3	33.1	30.8	28.8
Goodwill Impairment	0.0	4.8	0.0	1.5
Write-off of deferred financing costs	1.7	0.0	0.5	0.0
Provision for bad debts	5.5	6.4	4.2	3.9
Total costs and expenses	100.1	106.9	95.8	96.4
Operating income (loss)	(0.1)	(6.9)	4.2	3.6
Interest expense, net	4.5	2.9	3.5	2.5
Other (income) / expense, net	0.0	0.0	0.0	0.0
Income (loss) before income taxes	(4.6)	(9.8)	0.7	1.1
Provision (benefit) for income taxes	(1.6)	(2.5)	0.3	0.8
Net income (loss)	(3.0)%	(7.3)%	0.4%	0.3%

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

Analysis of consolidated statements of operations

Total consolidated	Three months ended		2010 vs. 2009		Nine months ended		2010 vs. 2009
	October 31,		Incr/(Decr)		October 31,		Incr/(Decr)
(in thousands except percentages)	2010	2009	Amount	Pct	2010	2009	Amount	Pct
Revenues
Product sales	$127,035	$148,463	$(21,428)	(14.4)%	$443,778	$508,669	$(64,891)	(12.8)%
Repair service agreement
commissions (net)	6,035	7,320	(1,285)	(17.6)	22,293	25,968	(3,675)	(14.2)
Service revenues	3,769	5,599	(1,830)	(32.7)	12,709	17,195	(4,486)	(26.1)
Total net sales	136,839	161,382	(24,543)	(15.2)	478,780	$551,832	(73,052)	(13.2)
Finance charges and other	33,019	36,116	(3,097)	(8.6)	102,262	115,945	(13,683)	(11.8)
Total revenues	169,858	197,498	(27,640)	(14.0)	581,042	667,777	(86,735)	(13.0)
Cost and expenses
Cost of goods and parts sold	101,188	123,635	(22,447)	(18.2)	350,113	415,650	(65,537)	(15.8)
Gross Profit	68,671	73,863	(5,192)	(7.0)	230,930	252,127	(21,197)	(8.4)
Gross Margin	40.4%	37.4%			39.7%	37.8%
Selling, general and
administrative expense	56,507	65,307	(8,800)	(13.5)	178,876	192,326	(13,450)	(7.0)
Costs related to financing
transactions not completed	2,896	-	2,896		2,896	-	2,896
Goowill Impairment	-	9,617	(9,617)	(100.0)	-	9,617	(9,617)	(100.0)
Provision for bad debts	9,372	12,651	(3,279)	(25.9)	24,694	26,321	(1,627)	(6.2)
Total costs and expenses	169,963	211,210	(41,247)		556,579	643,914	(87,335)
Operating income (loss)	(105)	(13,712)	13,607	(99.2)	24,463	23,863	600	2.5
Operating Margin	-0.1%	-6.9%			4.2%	3.6%
Interest expense	7,722	5,649	2,073	36.7	20,234	16,692	3,542	21.2
Other (income) expense	(17)	(34)	17	(50.0)	166	(54)	220	(407.4)
Income (loss) before income taxes	(7,810)	(19,327)	11,517	(59.6)	4,063	7,225	(3,162)	(43.8)
Provision (benefit) for income taxes	(2,716)	(4,955)	2,239	(45.2)	1,925	5,017	(3,092)	(61.6)
Net income (loss)	$(5,094)	$(14,372)	$9,278	(64.6)	2,138	$2,208	$(70)	(3.2)

Retail segment	Three months ended		2010 vs. 2009		Nine months ended		2010 vs. 2009
	October 31,		Incr/(Decr)		October 31,		Incr/(Decr)
(in thousands except percentages)	2010	2009	Amount	Pct	2010	2009	Amount	Pct
Revenues
Product sales	$127,035	$148,463	$(21,428)	(14.4)%	$443,778	$508,669	$(64,891)	(12.8)%
Repair service agreement
commissions (net) (a)	9,514	10,166	(652)	(6.4)	31,973	33,685	(1,712)	(5.1)
Service revenues	3,769	5,599	(1,830)	(32.7)	12,709	17,195	(4,486)	(26.1)
Total net sales	140,318	164,228	(23,910)	(14.6)	488,460	559,549	(71,089)	(12.7)
Finance charges and other	215	98	117	119.4	681	345	336	97.4
Total revenues	140,533	164,326	(23,793)	(14.5)	489,141	559,894	(70,753)	(12.6)
Cost and expenses
Cost of goods and parts sold	101,188	123,635	(22,447)	(18.2)	350,113	415,650	(65,537)	(15.8)
Gross Profit	39,345	40,691	(1,346)	(3.3)	139,028	144,244	(5,216)	(3.6)
Gross Margin	28.0%	24.8%			28.4%	25.8%
Selling, general and
administrative expense (b)	41,379	50,360	(8,981)	(17.8)	130,984	146,569	(15,585)	(10.6)
Goodwill impairment	-	9,617	(9,617)	(100.0)		9,617	(9,617)	(100.0)
Provision for bad debts	174	(22)	196	(890.9)	467	43	424	989.1
Total costs and expenses	142,741	183,590	(40,849)	(22.3)	481,564	571,879	(90,315)	(15.8)
Operating income (loss)	(2,208)	(19,264)	17,056	(88.5)	7,577	(11,985)	19,562	(163.2)
Operating Margin	-1.6%	-11.7%			1.5%	-2.1%
Other (income) expense	(17)	(34)	17	(50.0)	166	(54)	220	(407.4)
Segment income (loss) before
income taxes	$(2,191)	$(19,230)	$17,039	(88.6)	$7,411	$(11,931)	$19,342	(162.1)

Credit segment	Three months ended		2010 vs. 2009		Nine months ended		2010 vs. 2009
	October 31,		Incr/(Decr)		October 31,		Incr/(Decr)
(in thousands except percentages)	2010	2009	Amount	Pct	2010	2009	Amount	Pct
Revenues
Product sales	$0	$0	$0	N/A	$0	$0	$0	N/A
Repair service agreement
commissions (net) (a)	(3,479)	(2,846)	(633)	22.2	(9,679)	(7,717)	(1,962)	25.4
Total net sales	(3,479)	(2,846)	(633)	22.2	(9,679)	(7,717)	(1,962)	25.4
Finance charges and other	32,804	36,018	(3,214)	(8.9)	101,581	115,600	(14,019)	(12.1)
Total revenues	29,325	33,172	(3,847)	(11.6)	91,902	107,883	(15,981)	(14.8)
Cost and expenses
Selling, general and
administrative expense (b)	15,128	14,947	181	1.2	47,892	45,757	2,135	4.7
Costs related to financing
transactions not completed	2,896	-	2,896		2,896	-	2,896
Provision for bad debts	9,198	12,673	(3,475)	(27.4)	24,227	26,278	(2,051)	(7.8)
Total costs and expenses	27,222	27,620	(398)	(1.4)	75,015	72,035	2,980	4.1
Operating income	2,103	5,552	(3,449)	(62.1)	16,887	35,848	(18,961)	(52.9)
Operating Margin	7.2%	16.7%			18.4%	33.2%
Interest expense	7,722	5,649	2,073	36.7	20,234	16,692	3,542	21.2
Segment Income (loss)
before income taxes	$(5,619)	$(97)	$(5,522)	5692.8	$(3,347)	$19,156	$(22,503)	(117.5)

(a)
Retail repair service agreement commissions exclude repair service agreement cancellations that are the result of consumer credit account charge-offs. These amounts are reflected in repair service agreement commissions for the credit segment.

(b)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $1.6 million and $1.6 million for the three months ended October 31, 2010 and 2009, respectively. The amount of overhead allocated to each segment was approximately $5.0 million and $4.7 million for the nine months ended October 31, 2010 and 2009, respectively. The amount of the reimbursement made to the retail segment by the credit segment was approximately $4.4 million and $4.7 million for the three months ended October 31, 2010 and 2009, respectively. The amount of the reimbursement made to the retail segment by the credit segment was approximately $13.2 million and $13.9 million for the nine months ended October 31, 2010 and 2009, respectively.

Three Months Ended October 31, 2010 Compared to Three Months Ended October 31, 2009

			Change
(Dollars in Millions)	2010	2009	$	%
Net sales	$136.9	$161.4	(24.5)	(15.2)
Finance charges and other	33.0	36.1	(3.1)	(8.6)
Total Revenues	$169.9	$197.5	(27.6)	(14.0)

The $24.5 million decrease in net sales consists of the following:

•	A $25.5 million same store sales decrease of 16.3%;

•
A $1.4 million net increase generated by three retail locations that were not open for the three months in each period. Two new locations were opened subsequent to August 1, 2009 and one of our clearance centers was closed subsequent to August 1, 2009;

•	A $1.4 million increase resulted from a decrease in discounts on extended-term non-interest bearing credit sales (those with terms longer than 12 months); and

•	A $1.8 million decrease in service revenues.

The components of the $24.5 million decrease in net sales were a $21.4 million decrease in Product sales and a $3.1 million decrease in repair service agreement commissions and service revenues. The $21.4 million decrease in product sales resulted from the following:

•
Approximately $2.1 million increase attributable to increases in total unit sales, due primarily to increased unit sales in track and furniture and mattresses, partially offset by decreases in appliances and consumer electronics, and

•
Approximately $23.5 million decrease attributable to an overall decrease in the average unit price. The decrease was due primarily to a decrease in price points in the electronics and track categories.

The $3.1 million decrease in repair service agreement commissions and service revenues consisted of:

•
A $0.7 million decrease in the retail segment’s repair service agreement commissions due primarily to a decline in product sales, although there was increased penetration on the sale of repair service agreements;

•	A $0.6 million decrease in the credit segment’s repair service agreement commissions due to the higher level of credit charge-offs experienced; and

•	A $1.8 million decrease in the retail segment’s service revenues due primarily to increased use of third-party servicers to provide timely product repairs for our customers.

The following table presents net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts (in thousands) and as a percent of total net sales.  Classification of sales has been adjusted from previous presentations to ensure comparability between the categories.

	Three Months Ended October 31,
	2010		2009		Percent
Category	Amount	Percent	Amount	Percent	Change

Consumer electronics	$42,306	30.9%	$56,216	34.8%	(24.7)%	(1)
Home appliances	41,605	30.4	47,842	29.6	(13.0)	(2)
Track	20,702	15.1	21,297	13.2	(2.8)	(3)
Furniture and mattresses	16,355	12.0	15,906	9.8	2.8	(4)
Other	6,067	4.4	7,202	4.5	(15.8)	(5)
Total product sales	127,035	92.8	148,463	91.8	(14.4)
Repair service agreement
commissions	6,035	4.4	7,620	4.7	(20.8)	(6)
Service revenues	3,769	2.8	5,599	3.5	(32.7)	(7)
Total net sales	$136,839	100.0%	$161,682	100.0%	(15.5)%

(1)
Consumer electronics category sales declined as a result of a 13.0% drop in the average selling price of flat-panel televisions and a 14.4% decrease in unit sales as lower LCD unit sales offset increased sales of LED and plasma televisions;

(2)	Home appliance category sales declined during the quarter on lower unit sales and a decline in the average selling price, though room air conditioning sales increased during the quarter;

(3)
Track sales declined slightly as increased sales of accessories, MP3 players and compact stereos were offset primarily by declines in the sales of camcorders, digital cameras, GPS devices, computer equipment and video game hardware;

(4)	The growth in furniture and mattresses sales was driven by the addition of in-store specialists focused on this category, improved in-store displays and expanded product selection;

(5)	The decrease in other product sales resulted largely from declines in lawn and garden sales and delivery revenues;

(6)	The decline in repair service agreement commissions was driven largely by the decline in product sales and increased cancellations of these agreements as a result of higher credit charge-offs;

(7)	Service revenues decreased as the Company increased its use of third-party servicers during the quarter to provide timely product repairs for its customers; and

			Change
(Dollars in Millions)	2010	2009	$	%
Interest income and fees	$29.3	$32.8	(3.5)	(10.7)
Insurance commissions	3.5	3.3	0.2	6.1
Other income	0.2	-	0.2	-
Finance charges and other	$33.0	$36.1	(3.1)	(8.6)

Interest income and fees and insurance commissions are included in the Finance charges and other for the credit segment, while Other income is included in Finance charges and other for the retail segment.

The decrease in Interest income and fees of the credit segment resulted primarily as the average interest income and fee yield earned on the portfolio fell from 17.6% for the three months ended October 31, 2009, to 16.8%, for the three months ended October 31, 2010, and the average balance of customer accounts receivable outstanding fell 6.7%. The interest income and fee yield dropped as a result of the higher level of charge-offs experienced, resulting in an increase in the reversal of accrued interest and increased reserves for uncollectible interest, and the reduced volume of new credit accounts originated in the three months ended October 31, 2010, as compared to the same quarter in the prior fiscal year. The reduction in new credit accounts originated negatively impacts the yield since interest income is recognized using the Rule of 78’s, which accelerates the recognition of interest income. Insurance commissions of the credit segment increased as increased initial sales commissions were partially offset by lower retrospective commissions and lower interest earnings on funds held by the insurance company for the payment of claims.

The following table provides key portfolio performance information for the three months ended October 31, 2010 and 2009:

	2010	2009
	(Dollars in thousands)
Interest income and fees (a)	$29,279	$32,765
Net charge-offs (b)	(9,479)	(8,096)
Borrowing costs (c)	(7,722)	(5,649)
Net portfolio yield	$12,078	$19,020

Average portfolio balance	$695,328	$745,530
Interest income and fee yield % (annualized)	16.8%	17.6%
Net charge-off % (annualized)	5.5%	4.3%

(a)	Included in Finance charges and other.
(b)	Included in Provision for bad debts.
(c)	Included in Interest expense.

			Change
(Dollars in Millions)	2010	2009	$	%
Cost of goods sold	$99.5	$121.0	(21.5)	(17.8)
Product gross margin percentage	21.7%	18.5%		3.2%

Product gross margin increased as a percent of product sales from the 2009 period to the 2010 period driven by our focus on improving pricing discipline on the sales floor while maintaining competitive pricing in the marketplace.

			Change
(Dollars in Millions)	2010	2009	$	%
Cost of service parts sold	$1.6	$2.7	(1.1)	(40.7)
As a percent of service revenues	42.5%	48.2%		-5.7%

This decrease was due primarily to a 37.3% decrease in parts sales as we increased the use of third-party servicers to provide timely product repairs for our customers.

			Change
(Dollars in Millions)	2010	2009	$	%
Selling, general and administrative expense - Retail	$41.4	$50.4	(9.0)	(17.9)
Selling, general and administrative expense - Credit	15.1	14.9	0.2	1.3
Selling, general and administrative expense - Total	$56.5	$65.3	(8.8)	(13.5)
As a percent of total revenues	33.3%	33.1%		0.2%

During the three months ended October 31, 2010, Selling, general and administrative (SG&A) expense was reduced by $8.8 million, though it increased as a percent of revenues to 33.3% from 33.1% in the prior year period, due to the deleveraging effect of the decline in total revenues. The litigation reserve accrual recorded in the prior year period accounted for $4.1 million of the change in SG&A expense. The remainder of the reduction in SG&A expense was driven primarily by lower compensation and related expense and reduced depreciation expense, partially offset by increased charges related to the increased use of third-party finance providers and increased use of contract delivery and installation services.

Significant SG&A expense increases and decreases related to specific business segments included the following:

Retail Segment
The following are the significant factors affecting the retail segment:
•	Bank and credit card fees increased by approximately $0.9 million from the 2009 period, primarily due to the use of the third-party finance providers for certain of our interest-free programs;
•
Total compensation costs and related expenses decreased approximately $6.8 million from the 2009 period, primarily due to reduced commissions payable as a result of lower sales and reduced delivery and transportation operation staffing as we increased our use of third-parties to provide these services;

•	Contract delivery, transportation and installation costs increased approximately $0.7 million from the 2009 period as we increased our use of third-parties to provide these services; and
•	SG&A in the 2009 period included a $4.1 million charge to the litigation reserve.

Credit Segment
The following are the significant factors affecting the credit segment:
•
Total compensation costs and related expenses increased approximately $0.5 million from the 2009 period as staffing was increased to address increased levels of delinquencies in the challenging economic environment;

•	Occupancy expenses increased approximately $0.1 million from the 2009 period primarily related to our call center operation in San Antonio; and
•	Form printing and purchases and related postage decreased approximately $0.2 million as collection efforts did not utilize letter mailings to the same extent as the prior period.

			Change
(Dollars in Millions)	2010	2009	$	%
Goodwill Impairment	$-	$9.6	(9.6)
As a percent of total revenues	0.0%	4.9%		-4.9%

During the three months ended October 31, 2009, we determined, as a result of the sustained decline in our market capitalization and the challenging economic environment and its impact on same store growth sales, credit portfolio performance and operating results, that an interim goodwill impairment test was necessary.  We concluded from our analysis that our goodwill was impaired and recorded a $9.6 million charge to write off the book value of our goodwill.

			Change
(Dollars in Millions)	2010	2009	$	%
Costs related to financing transactions not completed	$2.9	$-	2.9
As a percent of total revenues	1.7%	0.0%		1.7%

During the past year we have explored multiple opportunities in the capital markets to allow us to refinance our borrowing facilities. As a result, we incurred expenses related to working with bankers, lawyers, accountants and other professional service providers to review and pursue the various alternatives presented. Given our decision to pursue the financing transactions recently completed, we concluded as of October 31, 2010, that it was appropriate to write-off the $2.9 million of expenses incurred related to the other financing alternatives considered.

			Change
(Dollars in Millions)	2010	2009	$	%
Provision for bad debts	$9.4	$12.7	(3.3)	(26.0)
As a percent of total revenues	5.5%	6.4%		-0.9%

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $174,000 and $(22,000) for the periods ended October 31, 2010 and 2009, respectively, included in the results of operations for the retail segment.

The Provision for bad debts decreased to $9.4 million for the three months ended October 31, 2010, from $12.7 million for the same quarter in the prior year period. While our total net charge-offs of customer and non-customer accounts receivable increased by $1.4 million compared to the third quarter of the prior fiscal year, we have experienced an improvement in our credit portfolio performance (specifically, the trends in the payment rate, delinquency rate and percent of the portfolio reaged) since the fourth quarter of fiscal 2010.

			Change
(Dollars in Millions)	2010	2009	$	%
Interest expense, net	$7.7	$5.6	2.1	37.5

The increase in interest expense was due primarily to a $1.7 million fee paid during the three months ended October 31, 2010, to the lenders providing the variable funding note under the securitization facility and increased deferred financing cost amortization. The entirety of our interest expense is included in the results of operations of our credit segment.

			Change
(Dollars in Millions)	2010	2009	$	%
Benefit for income taxes	$(2.7)	$(5.0)	2.3	(46.0)
As a percent of loss before income taxes	34.6%	25.9%		8.7%

The benefit for income taxes decreased primarily as a result of the decrease in income before income taxes. The prior year effective tax benefit rate of 25.9% was lower than the 34.6% tax benefit rate in the current year period, primarily due to the fact that we did not record a tax benefit in the prior year period related to the litigation reserve accrual.

Nine Months Ended October 31, 2010 Compared to Nine Months Ended October 31, 2009

			Change
(Dollars in Millions)	2010	2009	$	%
Net sales	$478.8	$551.9	(73.1)	(13.2)
Finance charges and other	102.2	115.9	(13.7)	(11.8)
Total Revenues	$581.0	$667.8	(86.8)	(13.0)

The $73.1 million decrease in net sales consists of the following:

•	A $75.7 million same store sales decrease of 14.1%;

•
A $5.2 million net increase generated by four retail locations that were not open for the three months in each period. Two new locations were opened subsequent to February 1, 2009 and two of our clearance centers were closed subsequent to February 1, 2009;

•	A $1.9 million increase resulted from a decrease in discounts on extended-term non-interest bearing credit sales (those with terms longer than 12 months); and

•	A $4.5 million decrease in service revenues.

The components of the $73.1 million decrease in net sales were a $64.9 million decrease in Product sales and an $8.2 million decrease in repair service agreement commissions and service revenues. The $64.9 million decrease in product sales resulted from the following:

•
Approximately $85.3 million decrease attributable to an overall decrease in the average unit price. The decrease was due primarily to a decrease in price points in the electronics and track categories, partially offset by an increase in appliances, and

•
Approximately $20.4 million increase attributable to increases in total unit sales, due primarily to increased unit sales in track, lawn and garden and furniture and mattresses partially offset by decreases in consumer electronics and appliances.

The $8.2 million decrease in repair service agreement commissions and service revenues consisted of:

•	A $1.7 million decrease in the retail segment’s repair service agreement commissions due primarily to the decline in product sales;
•	A $2.0 million decrease in the credit segment’s repair service agreement commissions due to the higher level of credit charge-offs experienced; and
•
A $4.5 million decrease in the retail segment’s service revenues due primarily to lower service labor revenues due to increased use of third-party servicers to provide timely product repairs for our customers.

The following table presents net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts (in thousands) and as a percent of total net sales.  Classification of sales has been adjusted from previous presentations to ensure comparability between the categories.

	Nine Months Ended October 31,
	2010		2009		Percent
Category	Amount	Percent	Amount	Percent	Change

Consumer electronics	$148,804	31.1%	$195,131	35.4%	(23.7)%	(1)
Home appliances	147,231	30.7	167,450	30.3	(12.1)	(2)
Track	64,327	13.4	65,971	11.9	(2.5)	(3)
Furniture and mattresses	56,476	11.8	53,291	9.7	6.0	(4)
Other	26,940	5.6	26,826	4.9	0.4	(5)
Total product sales	443,778	92.6	508,669	92.2	(12.8)
Repair service agreement
commissions	22,293	4.7	25,968	4.7	(14.2)	(6)
Service revenues	12,709	2.7	17,195	3.1	(26.1)	(7)
Total net sales	$478,780	100.0%	$551,832	100.0%	(13.3)%
__________________________________
(1)
The consumer electronics category declined as the result of a 10.2% drop in unit sales of televisions and an approximately 15.0% decline in average selling prices, related primarily to LCD televisions.

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

(7)	Service revenues decreased as the Company increased its use of third-party servicers to provide timely product repairs for its customers.

			Change
(Dollars in Millions)	2010	2009	$	%
Interest income and fees	$89.9	$102.7	(12.8)	(12.5)
Insurance commissions	11.6	12.9	(1.3)	(10.1)
Other income	0.7	0.3	0.4	133.3
Finance charges and other	$102.2	$115.9	(13.7)	(11.8)

Interest income and fees and insurance commissions are included in the Finance charges and other for the credit segment, while Other income is included in Finance charges and other for the retail segment.

The decrease in Interest income and fees of the credit segment resulted primarily as the average interest income and fee yield earned on the portfolio fell from 18.4% for the nine months ended October 31, 2009, to 17.0%, for the nine months ended October 31, 2010, and the average balance of customer accounts receivable outstanding fell 5.3%. The interest income and fee yield dropped as a result of the higher level of charge-offs experienced, resulting in an increase in the reversal of accrued interest and increased reserves for uncollectible interest, and the reduced volume of new credit accounts originated in the nine months ended October 31, 2010, as compared to the same quarter in the prior fiscal year. The reduction in new credit accounts originated negatively impacts the yield since interest income is recognized using the Rule of 78’s, which accelerates the recognition of interest income. Insurance commissions of the credit segment declined due primarily to lower retrospective commissions and lower interest earnings on funds held by the insurance company for the payment of claims.

The following table provides key portfolio performance information for the nine months ended October 31, 2010 and 2009:

	2010	2009
	(Dollars in thousands)
Interest income and fees (d)	$89,908	$102,736
Net charge-offs (e)	(25,972)	(20,101)
Borrowing costs (f)	(20,234)	(16,692)
Net portfolio yield	$43,702	$65,943

Average portfolio balance	$704,822	$744,015
Interest income and fee yield % (annualized)	17.0%	18.4%
Net charge-off % (annualized)	4.9%	3.6%

(d)	Included in Finance charges and other.
(e)	Included in Provision for bad debts.
(f)	Included in Interest expense.

			Change
(Dollars in Millions)	2010	2009	$	%
Cost of goods sold	$344.0	$407.6	(63.6)	(15.6)
Product gross margin percentage	22.5%	19.9%		2.6%

Product gross margin increased as a percent of product sales from the 2009 period to the 2010 period driven by our focus on improving pricing discipline on the sales floor while maintaining competitive pricing in the marketplace.

			Change
(Dollars in Millions)	2010	2009	$	%
Cost of service parts sold	$6.1	$8.1	(1.9)	(23.9)
As a percent of service revenues	48.3%	46.9%		1.4%

This decrease was due primarily to a 28.1% decrease in parts sales as we increased the use of third-party servicers to provide cost-effective, timely product repairs for our customers.

			Change
(Dollars in Millions)	2010	2009	$	%
Selling, general and administrative expense - Retail	$131.0	$146.6	(15.6)	(10.6)
Selling, general and administrative expense - Credit	47.9	45.7	2.2	4.8
Selling, general and administrative expense - Total	$178.9	$192.3	(13.4)	(7.0)
As a percent of total revenues	30.8%	28.8%		2.0%

During the nine months ended October 31, 2010, Selling, general and administrative (SG&A) expense was reduced by $15.6 million, though it increased as a percent of revenues to 30.8% from 28.8% in the prior year period, due to the deleveraging effect of the decline in total revenues. The litigation reserve accrual recorded in the prior year period accounted for $4.9 million of the change in SG&A expense. The remainder of the reduction in SG&A expense was driven primarily by lower compensation and related expense, and reduced advertising, general insurance and depreciation expenses, partially offset by increased charges related to the increased use of third-party finance providers and increased use of contract delivery, transportation and installation services.

Significant SG&A expense increases and decreases related to specific business segments included the following:

Retail Segment
The following are the significant factors affecting the retail segment:
•	Net advertising expense decreased by approximately $1.5 million from the 2009 period through improved efficiencies in our advertising program;
•	Bank and credit card fees increased by approximately $3.2 million from the 2009 period, primarily due to the use of the third-party finance providers for certain of our interest-free programs;
•
Total compensation costs and related expenses decreased approximately $15.2 million from the 2009 period, primarily due to reduced commissions payable as a result of reduced sales and reduced delivery and transportation operation staffing as we increased our use of third-parties to provide these services;

•	Contract delivery and installation costs increased approximately $2.8 million from the 2009 period as we increased our use of third-parties to provide these services; and
•	Vehicle expenses decreased by approximately $0.8 million as we reduced the age and size of our vehicle fleet.

Credit Segment
The following are the significant factors affecting the credit segment:
•
Total compensation costs and related expenses increased approximately $2.3 million from the 2009 period as staffing was increased to address increased levels of delinquencies in the challenging economic environment;

•	Bank and credit card fees increased approximately $0.3 million from the 2009 period as more customers made payments using credit cards; and
•	Form printing and purchases and related postage decreased approximately $0.3 million as collection efforts did not utilize letter mailings to the same extent as the prior period.

			Change
(Dollars in Millions)	2010	2009	$	%
Goodwill Impairment	$-	$9.6	(9.6)
As a percent of total revenues	0.0%	1.4%		-1.4%

During the three months ended October 31, 2009, we determined, as a result of the sustained decline in our market capitalization and the current challenging economic environment and its impact on same store growth sales, credit portfolio performance and operating results, that an interim goodwill impairment test was necessary.  We concluded from our analysis that our goodwill was impaired and recorded a $9.6 million charge to write off the book value of our goodwill.

			Change
(Dollars in Millions)	2010	2009	$	%
Costs related to abandoned financing transactions	$2.9	$-	2.9
As a percent of total revenues	0.5%	0.0%		0.5%

During the three months ended October 31, 2010, we determined that it was probable that certain financing transactions that we previously expected to complete were not going to occur. Accordingly, we decided to write off approximately $2.9 million of legal fees and other costs that had previously been capitalized in conjunction with those anticipated transactions.

			Change
(Dollars in Millions)	2010	2009	$	%
Provision for bad debts	$24.7	$26.3	(1.6)	(6.1)
As a percent of total revenues	4.3%	3.9%		0.3%

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $468,000 and $43,000 for the periods ended October 31, 2010 and 2009, respectively, included in the results of operations for the retail segment.

The Provision for bad debts decreased by $1.6 million for the nine months ended October 31, 2010, from $26.3 million for prior year period. While our total net charge-offs of customer and non-customer accounts receivable increased by $5.9 million compared to the same period of the prior fiscal year, we experienced an improvement in our credit portfolio performance (specifically, the trends in the delinquency rate, payment rate, net charge-off rate and percent of the portfolio reaged) since the fourth quarter of fiscal 2010. As such, our total allowance for bad debts declined approximately $1.7 million during the nine months ended October 31, 2010, after absorbing the higher net charge-offs incurred during the period.

			Change
(Dollars in Millions)	2010	2009	$	%
Interest expense, net	$20.2	$16.7	3.5	21.0

The increase in interest expense was due primarily to a $2.6 million in fees paid during the nine months ended October 31, 2010, to the lenders providing the variable funding note under the securitization facility and increase deferred financing fee amortization expense. The entirety of our interest expense is included in the results of operations of our credit segment.

			Change
(Dollars in Millions)	2010	2009	$	%
Provision for income taxes	$1.9	$5.0	(3.1)	(62.0)
As a percent of income before income taxes	46.8%	69.2%		-22.4%

The provision for income taxes decreased primarily as a result of the decrease in income before income taxes The prior year effective tax benefit rate was higher than the effective rate in the current year period, primarily due to the fact that we did not record a tax benefit in the prior year period related to the litigation reserve accrual.

Liquidity and Capital Resources

Current Activities

We require capital to finance our growth as we add new stores and markets to our operations, which in turn requires additional working capital for increased customer receivables and inventory. We have historically financed our operations through a combination of cash flow generated from earnings and external borrowings, including primarily bank debt, extended terms provided by our vendors for inventory purchases, acquisition of inventory under consignment arrangements and transfers of customer receivables to asset-backed securitization facilities.

Since we extend credit in connection with a large portion of our retail, repair service agreement and credit insurance sales, we enter into debt financing facilities to fund the customer receivables generated by the extension of credit. On November 30, 2010, we completed the following financing transactions:

·	A $375 million asset-based loan facility that matures in November 2013;

·	A $100 million second lien term loan that matures in November 2014; and

·	A $25 million subscription rights offering that resulted in the issuance of approximately 9.3 million shares of common stock.

A portion of the net proceeds of the financing transactions was utilized to retire the balances outstanding under our asset-backed securitization program and terminate the asset-backed securitization borrowing facilities.

We expanded our asset-based revolving credit facility, which provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, from $210 million to $375 million and extended the maturity date to November 2013. The credit facility bears interest at LIBOR plus a spread ranging from 375 basis points to 400 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement, a net capital expenditures limit and a minimum availability requirement. With the expansion, certain of the covenants in the facility were changed and a minimum availability requirement was added. The leverage ratio covenant requirement was changed from a required maximum of 1.75 to 1.00 to a required maximum of 2.00 to 1.00. The fixed charge coverage ratio was changed from a minimum of 1.30 to 1.00 to 1.10 to 1.00. There is also now a minimum required availability of $25 million. Additionally, the agreement contains cross-default provisions, such that, any default under another of our credit facilities would result in a default under this agreement, and any default under this agreement would result in a default under those agreements. We expect, based on current facts and circumstances that we will be in compliance with the above covenants for the next 12 months. The weighted average interest rate on borrowings outstanding under the asset-based revolving credit facility at October 31, 2010, was 4.8%, including the interest expense associated with our interest rate swaps.

We entered into a $100 million second lien term loan, maturing in November 2014, which limits the combined borrowings under our asset-based revolving credit facility and the second lien term loan based on a borrowing base calculation that includes customer accounts receivable, inventory and real estate. The loan bears interest at the greater of LIBOR or 3.0%, plus a spread of 1150 basis points. The covenants under the term loan are consistent with the covenant requirement of the asset-based revolving credit facility. Additionally, the agreement contains cross-default provisions, such that, any default under another of our credit facilities would result in a default under this agreement, and any default under this agreement would result in a default under those agreements. We expect, based on current facts and circumstances that we will be in compliance with the above covenants for the next 12 months.

A summary of the significant financial covenants that govern our new credit facilities compared to our actual compliance status at October 31, 2010, is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum (1)	1.57 to 1.00	1.10 to 1.00
Total liabilities to tangible net worth ratio must be lower than required maximum (1)	1.52 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed stated amount (1)	5.10%	4.74%
Capital expenditures, net must be lower than required maximum	$3.3 million	$22.0 million
Availability must be higher than the required minimum	$38.8 million	$25.0 million

Note: All terms in the above table are defined by the revolving credit facility and term loan and may or may not agree directly to the financial statement captions in this document.  The covenants are calculated on a trailing four quarter basis, except for the Cash recovery percentage, which is calculated on a trailing three month basis.

As of October 31, 2010, we had additional borrowing capacity of $38.8 million under our asset-based revolving credit facility, net of standby letters of credit issued, available to us for general corporate purposes and extended vendor terms for purchases of inventory. In addition to the $38.8 million currently available under the revolving credit facility, an additional $21.9 million may become available if we grow the balance of eligible customer receivables retained by us and total eligible inventory balances. While the credit portfolio performance has improved since January 31, 2010, availability under the asset-based revolving credit facility was reduced by approximately $5.6 million at October 31, 2010, due to recent level of delinquencies and net charge-offs. This amount may become available in the future if credit portfolio performance improves. Additionally, as of October 31, 2010, the three month average net portfolio yield fell to 4.1%, requiring the VIE to post additional cash reserves of approximately $6.0 million. The principal payments received on customer receivables which averaged approximately $35.7 million per month during the nine months ended October 31, 2010, are available each month to fund new customer receivables generated. As of November 30, 2010, after completion of the financing transactions, the Company had $273.8 million outstanding under its asset-based revolving credit facility, excluding letters of credit of $2.2 million, and $94.0 million, after $6.0 million original issue discount, outstanding under its second lien term loan. As a result, the Company had total remaining borrowing capacity under its asset-based revolving credit facility, before considering the $25 million minimum availability requirement, of $99 million, subject to borrowing base and covenant compliance limitations.

The Company’s $10 million unsecured revolving line of credit expired in September 2010 and was not renewed. The lender that had provided the unsecured revolving line of credit is now a lender under the asset-based revolving credit facility.

We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended vendor terms for purchases of inventory and acquisition of inventory under consignment arrangements. Based on our current operating plans, we believe that cash generated from operations, available borrowings under our revolving credit facility and term loan, extended vendor terms for purchases of inventory and acquisition of inventory under consignment arrangements will be sufficient to fund our operations, store expansion and updating activities and capital programs for at least the next 12 months, subject to continued compliance with the covenants in our credit facilities. Additionally, if there is a default under any of the facilities that is not waived by the various lenders, it could result in the requirement to immediately begin repayment of all amounts owed under our credit facilities, as all of the facilities have cross-default provisions that would result in default under all of the facilities if there is a default under any one of the facilities. If the repayment of amounts owed under our credit facilities is accelerated for any reason, we may not have sufficient cash and liquid assets at such time to be able to immediately repay all the amounts owed under the facilities.

Both the revolving credit facility and the term loan are significant factors relative to our ongoing liquidity and our ability to meet the cash needs associated with the growth of our business.  Our inability to use either of these programs because of a failure to comply with their covenants would adversely affect our business operations.  Funding of current and future customer receivables under the borrowing facilities can be adversely affected if we exceed certain predetermined levels of re-aged customer receivables, write-offs, bankruptcies or other ineligible customer receivable amounts.

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

•	Reduced availability under our revolving credit facility or term loan as a result of non-compliance with the covenant requirements;

•	Reduced availability under our revolving credit facility as a result of the inability of any of the financial institutions providing those facilities to fund their commitment;

•
Reductions in the capacity or inability to expand the capacity available for financing our customer receivables portfolio under existing or replacement financing programs or a requirement that we retain a higher percentage of the credit portfolio under such programs;

•	Increases in borrowing costs (interest and administrative fees relative to our customer receivables portfolio associated with the funding of our customer receivables);

•	Increases in personnel costs or other costs for us to stay competitive in our markets; and

•	Inability to renew or replace all or a portion of our current credit facilities at their maturity dates.

If necessary, in addition to available cash balances, cash flow from operations and borrowing capacity under our revolving facilities, additional cash to fund our growth and increases in customer receivables balances could be obtained by:

•	Reducing capital expenditures for new store openings;

•	Reducing the size of our customer credit portfolio;

•	Taking advantage of longer payment terms and financing available for inventory purchases;

•	Utilizing other sources for providing financing to our customers;

•	Negotiating to expand the capacity available under existing credit facilities; and

•	Accessing equity or debt markets.

We can provide no assurance that we will be able to obtain these sources of funding on favorable terms, if at all.

During the nine months ended October 31, 2010, net cash provided by operating activities decreased from $54.9 million provided by operating activities during the nine months ended October 31, 2009, to $42.6 million provided by operating activities. The decrease was driven primarily by:

-	Cash used for the growth in inventory, other accounts receivable;

-	The benefit to cash flows from of operations in the nine months ended October 31, 2009, related to the non-cash goodwill impairment charge;

-
Partially offset by cash provided from decreases in the balance of customer accounts receivable, cash provided from growth in accounts payable and cash from income taxes, which was driven by a $9.5 million tax refund received during the period.

Net cash used in investing activities decreased from $8.6 million used in the fiscal 2010 period to $8.3 million used in the fiscal 2011 period. The net decrease in cash used in investing activities resulted primarily from a decline in purchases of property and equipment in the current year period, as we reduced capital expenditures while we assess capital availability for growth in the credit portfolio, store remodels and new store openings, partially offset by the increase in restricted cash balances associated with our VIE’s securitization facility. We estimate that our total capital expenditures for fiscal 2011 will be approximately $3 million to $5 million, based on our current plans.

Net cash used in financing activities decreased from $42.7 million used during the nine months ended October 31, 2009, to $34.2 million used during the nine months ended October 31, 2010. During the nine months ended October 31, 2010, we used net cash flows from operating activities to pay down amounts owed under our financing facilities and fund increased cash reserve requirements under our securitization program. Additionally, we paid approximately $9.6 million in deferred financing costs, primarily related to the credit facility amendments we completed during the period and the new financing transactions discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates under our expanded asset-based revolving credit facility are variable and bear interest at LIBOR plus a spread ranging from 375 basis points to 400 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). Our new $100 million second-lien term loan bears interest at the greater of LIBOR or 3.0%, plus a spread of 1150 basis points. Accordingly, changes in LIBOR will affect the interest rate on, and therefore our costs under, these credit facilities.

Since January 31, 2010, the balance outstanding under our asset-based revolving credit facility has increased from $105.5 million to $127.1 million at October 31, 2010. As of November 30, 2010, the balance under our asset-based revolving credit facility increased to $273.8 million. Additionally, since January 31, 2010, the notional balance of interest swaps used to fix the rate on a portion of asset-based revolving credit facility balance has decreased from $40 million to $25 million at October 31, 2010. As a result, as of November 30, 2010, a 100 basis point increase in interest rates on the asset-based revolving credit facility would increase our borrowing costs by $2.5 million over a 12-month period, based on the balance outstanding at November 30, 2010, after considering the impact of the interest rate swaps. Because LIBOR is more than 100 basis points below the minimum 3.0% rate under the term loan, a 100 basis point change in LIBOR would not impact the current anticipated interest expense under that loan.

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

For the quarter ended October 31, 2010, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We currently finance our customer receivables through an asset-based loan facility and a second-lien term loan that together provide $475.0 million in financing commitments. Our asset-based revolving credit facility currently is a $375.0 million facility. As of November 30, 2010 we had $276.0 million outstanding under our asset-based lone, including standby letters of credit issued. We also had $94.0 million, after $6.0 million original issue discount, outstanding under our second lien term loan, leaving us with total borrowing capacity of $99.0 million, subject to borrowing base and covenant limitations.

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

In addition, we historically used our customer receivables collateral to raise funds through securitization programs. In addition, we have in the past completed amendments to our existing credit facilities and our recently terminated securitization facilities to obtain relief from covenant violations and revise certain covenant requirements. If we require amendments in the future and are unable to obtain such amendments or we are unable to arrange substitute financing facilities or other sources of capital, we may have to limit or cease offering credit through our finance programs due to our inability to draw under our revolving credit facility upon the occurrence of a default. If availability under the borrowing base calculations of our revolving credit facility is reduced, or otherwise becomes unavailable, or we are unable to arrange substitute financing facilities or other sources of capital, we may have to limit the amount of credit that we make available through our customer finance programs. A reduction in our ability to offer customer credit will adversely affect revenues and results of operations and could have a material adverse effect on our results of operations. Further, our inability or limitations on our ability to obtain funding through securitization facilities or other sources may adversely affect the profitability of outstanding accounts under our credit programs if existing customers fail to repay outstanding credit due to our refusal to grant additional credit.

Additionally, the inability of any of the financial institutions providing our financing facilities to fund their commitment would adversely affect our ability to fund our credit programs, capital expenditures and other general corporate needs.

If we are unable to renew or replace our existing credit facilities in the future, we would be required to reduce, or possibly cease, offering customer credit which could adversely affect our revenues and results of operations in the same manner as discussed above.

Failure to comply with our covenants in our credit facilities could materially and adversely affect us.

Under our existing ABL facility and the term loan, we will have certain obligations, including maintaining certain financial covenants. If we fail to maintain our financial covenants in our credit facility and are not able to obtain relief from any covenant violation, then an event of default could occur and the lenders could cease lending to us and accelerate the payments of our debt. Any such action by the lenders could materially and adversely affect us and could even result in bankruptcy. While we are in compliance with the covenants in our existing facilities, if our retail and credit operation performance does not improve, we could be in breach of one or more covenants within the next twelve months.

Future financings could adversely affect common stock ownership interest and rights in comparison with those of other security holders.

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage of ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we issue additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. In addition, such stock issuances might result in a reduction of the book value of our common stock.

Increased borrowing costs will negatively impact our results of operations.

Because most of our customer receivables have interest rates equal to the highest rate allocated under applicable law, we will not be able to pass these higher borrowing costs along to our customers and our results of operations will be negatively impacted.

In addition, the interest rates on our revolving credit facility fluctuate upon or down based upon the LIBOR rate, the prime rate of our administrative agent or the federal funds rate. The interest rate on our term loan will fluctuate up or down based upon the LIBOR rate, with a floor on the LIBOR rate used in computing interest of 3.0%. The level of interest rates in the market in general will impact the interest rate on any debt instruments issued, if any. Additionally, we may issue debt securities or enter into credit facilities under which we pay interest at a higher rate than we have historically paid, which would further reduce our margins and negatively impact our results of operations.

We may not be able to open and profitably operate new stores in existing, adjacent and new geographic markets.

Dependent on capital availability, we intend to reinstate our new store opening program. New stores are not likely to be profitable on an operating basis during the first three to nine months after they open and even after that time period may not be profitable or meet our goals. Any of these circumstances could have a material adverse effect on our financial results. There are a number of factors that could affect our ability to open and operate new stores consistent with our business plan, including:

•	The availability of additional financial resources;

•	The availability of favorable sites in existing adjacent and new markets at price levels consistent with our business plan;

•	Competition in existing, adjacent and new markets;

•	Competitive conditions, consumer tastes and discretionary spending patterns in adjacent and new markets that are different from those in our existing markets;

•	A lack of consumer demand for our products or financing programs at levels that can support new store growth;

•	Inability to make customer financing programs available that allow consumer to purchase products at levels that can support new store growth;

•	Limitations created by covenants and conditions under our revolving credit facility and term loan;

•	The substantial outlay of financial resources required to open new stores and the possibility that we may recognize little or no related benefit;

•	The inability to identify suitable sites and to negotiate acceptable leases for these sites;

•	An inability or unwillingness of vendors to supply product on a timely basis at competitive prices;

•	The failure to open enough stores in new markets to achieve a sufficient market presence and realize the benefits of leveraging our advertising and our distribution system;

•	Unfamiliarity with local real estate markets and demographics in adjacent and new markets;

•	Problems in adapting our distribution and other operational and management systems to an expanded network of stores;

•	Difficulties associated with the hiring, training and retention of additional skilled personnel, including store managers; and

•	Higher costs for print, radio and television advertising.

These factors may also affect the ability of any newly opened stores to achieve sales and profitability levels comparable with our existing stores or to become profitable at all. As a result, we may determine that we need to close certain stores or continue to reduce the hours of operation in some stores, which could materially adversely impact our business, financial condition, operating results or cash flows, as we may incur expenses and non-cash write-offs related to closing a store and settling our remaining lease obligations and our initial investment in fixed assets and related store costs.

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

In the last three fiscal years, we financed, on average, approximately 61% of our retail sales through our in-house propriety credit programs to customers with a broad range of credit worthiness. A large portion of our credit portfolio is to customers considered by many to be subprime borrowers. Our ability to provide credit as a financing alternative for our customers depends on many factors, including the quality of our customer receivable portfolio. Payments on some of our credit accounts become delinquent from time to time, and some accounts end up in default, due to several factors, such as general and local economic conditions, including the impact of rising interest rates and unemployment rates. As we expand into new markets, we will obtain new credit accounts that may present a higher risk than our existing credit accounts since new credit customers do not have an established credit history with us. A general decline in the quality of our customer receivable portfolio could lead to a reduction in the advance rates used or eligible customer receivable balances included in the borrowing base calculations under our revolving credit facility and thus a reduction of available credit to fund our finance operations. As a result, if we are required to reduce the amount of credit we grant to our customers, we most likely would sell fewer products, which would adversely affect our earnings and cash flows. Further, because approximately 60% of our credit customers have historically made their credit account payments in our stores, any decrease in credit sales could reduce traffic in our stores and lower our revenues. A decline in the credit quality of our credit accounts could also cause an increase in our credit losses, which would result in an adverse effect on our earnings. A decline in credit quality could also lead to stricter underwriting criteria which would likely have a negative impact on net sales.

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

As of October 31, 2010, 18.7% of our credit portfolio consisted of “reaged” customer receivables. Reaging is offered to certain eligible past due customers if they meet the conditions of our reage policy. Our decision to offer a delinquent customer a reage program is based on that borrower’s specific condition, our history with the borrower, the amount of the loan and various other factors. When we reage a customer’s account, we move the account from a delinquent status to a current status. Management exercises a considerable amount of discretion over the reaging process and has the ability to reage an account multiple times during its life. Treating an otherwise uncollectible account as current affects our delinquency statistics, as well as impacting the timing and amount of charge-offs. If these accounts had been charged off sooner, our net loss rates might have been higher.

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

Recent turmoil in the national economy, including instability in the financial markets, declining consumer confidence and falling oil prices have negatively impacted our markets and present significant challenges to our operations in the coming quarters. Specifically, sales volumes and gross profit margins have been negatively impacted, and thus negatively impacted our overall profitability and liquidity, and these effects may continue for several additional fiscal quarters. Also, the declining economic conditions in our markets have impacted our customers’ ability to repay their credit obligations to us and thus our credit portfolio performance, including, net charge offs and delinquency trends, and we experienced significant declines in same-store sales. These factors led to a net operating loss in the second half of fiscal 2010, and as a result, we entered into amendments to our revolving credit facility and our securitization facilities to modify our covenants. If these conditions persist, we may incur further operating losses in the future and we may be required to seek covenant relief under our revolving credit facility and our term loan, curtail our expansion plans, sell assets and take other measures to continue our access to capital.

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

Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our success depends upon our ability to anticipate and respond in a timely manner to trends in consumer preferences relating to home appliances, consumer electronics and furniture. If we fail to identify and respond to these changes, our sales of these products will decline. In addition, we often make commitments to purchase products from our vendors up to nine months in advance of proposed delivery dates. Significant deviation from the projected demand for products that we sell may have a material adverse effect on our results of operations and financial condition, either from lost sales or lower margins due to the need to reduce prices to dispose of excess inventory.

We may experience significant price pressures over the life cycle of our products from competing technologies and our competitors and we may not be able to maintain our historical gross margin levels.

Prices for many of our products decrease over their life cycle. Such decreases often result in decreased gross profit margins for us. There is also substantial and continuing pressure from customers to reduce their total costs for products. Suppliers may also seek to reduce our margins on the sales of their products in order to increase their own profitability. The consumer electronics industry depends on new products to drive same store sales increases. Typically, these new products, such as high-definition LED and 3-D televisions, Blu-ray and DVD players and digital cameras are introduced at relatively high price points that are then gradually reduced as the product becomes mainstream. To sustain positive same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps drive the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. This has historically been our experience, and we continue to adjust our marketing strategies to address this challenge through the introduction of new product categories and new products within our existing categories. Gross margins realized on product sales fell from 24.2% in fiscal year 2008 to 19.5% in fiscal year 2010. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated. In addition, we may not be able to maintain our historical margin levels in the future due to increased sales of lower margin products such as personal electronics products and declines in average selling prices of key products. If sales of lower margin items continue to increase and replace sales of higher margin items or our consumer electronics products average selling prices decreases due to the maturity of their life cycle, our gross margin and overall gross profit levels will be adversely affected.

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

Furthermore, we rely on credit from vendors to purchase our products. As of October 31, 2010, we had $41.1 million in accounts payable and $83.7 million in merchandise inventories. A substantial change in credit terms from vendors or vendors’ willingness to extend credit to us, including providing inventory under consignment arrangements, would reduce our ability to obtain the merchandise that we sell, which would have a material adverse effect on our sales and results of operations.

Our vendors also supply us with marketing funds and volume rebates. If our vendors fail to continue these incentives it could have a material adverse effect on our sales and results of operations.

You should not rely on our comparable store sales as an indication of our future results of operations because they fluctuate significantly.

Our historical same store sales growth figures have fluctuated significantly from quarter to quarter. For example, same store sales growth for each of the quarters of fiscal 2010 and the first three quarters of fiscal 2011 was -4.6%, -5.2%, -9.3%, -31.7%, -19.7%, -6.4% and -16.3%, respectively, while same store sales growth for each of the quarters for fiscal 2009 was 1.0%, -1.4%, -5.8%, and 12.5%, respectively. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

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

Federal and state consumer protection laws and regulations, such as the Fair Credit Reporting Act, limit the manner in which we may offer and extend credit. Because our customers finance through our credit segment a substantial portion of our sales, any adverse change in the regulation of consumer credit could adversely affect our total sales and gross margins. For example, new laws or regulations could limit the amount of interest or fees that may be charged on consumer credit accounts, including by reducing the maximum interest rate that can be charged in the states in which we operate, or restrict our ability to collect on account balances, which would have a material adverse effect on our cash flow and results of operations. Compliance with existing and future laws or regulations, including regulations that may be applicable to us under the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted into law in July 2010, could require us to make material expenditures, in particular personnel training costs, or otherwise adversely affect our business or financial results. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could have an adverse effect on our cash flow and results of operations.

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

Any changes to our operations as a result of the Texas Attorney General’s lawsuit could materially adversely affect our results of operations and financial position.

Under our settlement agreement with the Texas Attorney General relating to litigation filed against us in May 2009 , we agreed to certain modifications made to the service agreements and replacement product plan agreements that we sell for a third party insurer and to strengthen the manner in which we market and service these programs. The impact of the changes in these programs is unknown and could materially and adversely affect our results of operations.

Our corporate actions may be substantially controlled by our principal shareholders and affiliated entities.

As of November 1, 2010, Stephens, Inc. and The Stephens Group, LLC, two of our stockholders and their affiliated entities beneficially owned approximately 23.8% and 26.0%, respectively, of our common stock and their interests may conflict with the will or interests of our other equityholders. While Stephens Inc. and its affiliates hold their 23.8% of our common stock through a voting trust that will vote the shares in the same proportion as votes cast by all other stockholders, this voting trust agreement will expire in 2013, unless extended, and upon expiration Stephens Inc. and its affiliates will not be restricted on how it votes its shares. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.

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

On August 25, 2010, the Securities and Exchange Commission (SEC) adopted amendments to the federal proxy rules, including a new “proxy access” rule which will require public companies to include information in the company’s proxy materials about, and enable shareholders to vote for, director candidates nominated by shareholders or groups of shareholders that meet specified stock ownership criteria. The SEC adopted the proxy access rule in response to ongoing concerns about whether public company boards of directors are sufficiently focused on shareholder interests, and the desire of some public company shareholders to use the director nomination process as a tool for increasing board accountability and influencing corporate policy. The SEC’s authority to adopt the proxy access rule was confirmed in the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act.

The key provisions of the proxy access rule, to be codified as new Exchange Act Rule 14a-11, and related federal proxy rule amendments, are summarized below.

The proxy access rule will take effect 60 days from publication in the Federal Register. Accordingly, the rule will be effective for the 2011 proxy season.

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

Date: December 2, 2010

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

10.9.4
Amended and Restated Loan and Security Agreement dated November 30, 2010, by and among Conn’s, Inc. and the Borrowers thereunder, the Lenders party thereto, Bank of America, N.A., a national banking association, as Administrative Agent and Collateral Agent for the Lenders, JPMorgan Chase Bank, National Association, as Co-Syndication Agent, Joint Book Runner and Co-Lead Arranger for the Lenders, Wells Fargo Preferred Capital, Inc., as Co-Syndication Agent for the Lenders, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book Runner and Co-Lead Arranger for the Lenders, Capital One, N.A., as Co-Documentation Agent for the Lenders, and Regions Business Capital, a division of Regions Bank, as Co-Documentation Agent for the Lenders (filed herewith).

10.9.5
Intercreditor Agreement by and between Bank of America, N.A. in its capacity as administrative agent and collateral agent under the ABL loan documents and GA Capital, LLC in its capacity as administrative agent and collateral agent under the Term Loan Documents and Conn’s, Inc. and Conn Credit I, LP as ABL Borrowers, and Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc. as Term Loan Borrowers (filed herewith).

10.9.6
Amended and Restated Security Agreement dated November 30, 2010, by and among Conn’s, Inc. and the Existing Grantors thereunder, and Bank of America, N.A., in its capacity as Agent for Lenders (filed herewith).

10.9.7
Amended and Restated Continuing Guaranty dated as of November 30, 20101, by Conn’s, Inc. and the Existing Guarantors thereunder, in favor of Bank of America, N.A., in its capacity as Agent for Lenders (filed herewith).

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

10.11.4	Sixth Supplemental Indenture dated November 30, 2010 by and between Conn Funding II, L.P., as Issuer, and Wells Fargo Bank, National Association, as Trustee (filed herewith).

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

10.12.10
Amendment No. 7 to Second Amended and Restated Note Purchase Agreement dated August 9, 2010 by and among Conn Funding II. L.P., as Issuer, Conn Appliances, Inc., Three Pillars Funding, LLC, JPMorgan Chase Bank, N.A., Jupiter Securitization Company, LLC (as successor by merger to Park Avenue Receivables Company, LLC) and SunTrust Robinson Humphrey, Inc. (incorporated herein by reference to Exhibit 10.12.10 to Conn’s, Inc.  Form 10-Q for the quarterly period ended July 31, 2010 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 26, 2010).

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

10.13.5
Sixth Amendment to Servicing Agreement dated November 29, 2010 by and among Conn Funding II, L.P., as Issuer, CAI, L.P., as Servicer, and Wells Fargo Bank, National Association, as Trustee (filed herewith).

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

10.22
Retailer Program agreement by and between GE Money bank and Conn Appliances, Inc. effective April 16, 2009 (incorporated herein by reference to Exhibit 10.22 to Conn’s, Inc.  Form 10-Q for the quarterly period ended July 31, 2010 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 26, 2010).

10.23
Agreement by and between Conn Appliances, Inc. and The Rental Store, Inc. effective July 1, 2010 (incorporated herein by reference to Exhibit 10.23 to Conn’s, Inc.  Form 10-Q for the quarterly period ended July 31, 2010 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 26, 2010).

10.24
Term Loan and Security Agreement, dated November 30, 2010, among Conn’s, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP, and Conn Credit Corporation, Inc., the financial institutions party to this Agreement from time to time as lenders, GA Capital, LLC, as Administrative Agent and Collateral Agent for the Lenders and Wells Fargo Credit, Inc., as Syndication Agent (filed herewith).

10.25
Continuing Guaranty dated November 30, 2010 executed by Conn’s, Inc., CAI Holding Co., CAI Credit Insurance Agency, Inc., Conn Lending, LLC, and CAIAIR, Inc., each a Guarantor in favor of GA Capital, LLC, in its capacity as agent (filed herewith).

10.26
Security Agreement dated November 30, 2010 entered into and executed by Conn’s, Inc., CAI Holding Co., CAI Credit Insurance Agency, Inc., Conn Lending, LLC, and CAIAIR, Inc., collectively, and GA Capital, LLC, in its capacity as Agent (filed herewith).

10.27	Receivables Purchase Agreement dated November 30, 2010 by and between Conn Funding, II, LP and Conn Credit I, LP (filed herewith).

10.28	Trustee Acknowledgement dated November 30, 2010 between Conn Funding II, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (filed herewith).

10.29	Assignment dated November 30, 2010 between Conn Funding II, LP, as Seller, and Conn Credit I, LP, as Purchaser (filed herewith).

11.1	Statement re: computation of earnings per share is included under Note 1 to the financial statements.

12.1	Statement of computation of Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

99.1	Subcertification by Chairman of the Board in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.2	Subcertification by President – Retail Division in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.3	Subcertification by President – Credit Division in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

99.4	Subcertification by Senior Vice President of Finance in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

99.5	Subcertification by Treasurer in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

99.6	Subcertification by Secretary in support of Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

99.7
Subcertification of Chairman of the Board, Chief Operating Officer, Treasurer and Secretary in support of Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

t	Management contract or compensatory plan or arrangement.