Form 10-K
period 2011-01-31
CONNS INC
filed 2011-04-01
CIK 1223389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2010, was approximately $78.2 million based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market, Inc.

There were 31,765,360 shares of common stock, $0.01 par value per share, outstanding on March 30, 2011

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2011 (incorporated herein by reference in Part III).

PART I

ITEM 1. BUSINESS

Unless the context indicates otherwise, references to “we,” “us,” and “our” refer to the consolidated business operations of Conn’s, Inc. and all of its direct and indirect subsidiaries, limited liability companies and limited partnerships.

Company overview

We are a leading specialty retailer of durable consumer products, and we also provide consumer credit to support our customers’ purchases of the products that we offer. Currently, we derive our revenue primarily from two sources: (i) retail sales and delivery of consumer electronics, home appliances, furniture and mattresses, lawn and garden equipment and repair service agreements; and (ii) our in-house consumer credit program, including sales of related credit insurance products. We operate a highly integrated and scalable business through our 76 retail stores and our website, providing our customers with a broad range of brand name products, in-house financing options, next day delivery capabilities, and outstanding product repair service through well-trained and knowledgeable sales, consumer credit and service personnel. Through our wide range of in-house proprietary consumer credit programs, we provided financing for 58% of our retail sales during the twelve months ended January 31, 2011.

We currently plan to close five of our underperforming retail locations and allow the leases to expire on two other locations that do not perform at the level we expect for mature store locations. The stores that are being closed have average annual retail revenues over the past three years of $5.1 million as compared to an average of $10.4 million for our other non-clearance center locations, and typically have not contributed to our pretax income. After the closures and lease expirations, we will have a total of 69 retail stores. The store closings will all be in Texas, with one being located in the San Antonio market, two in the Austin market and four in the Dallas market.

We offer over 4,500 product items, or SKUs, at good-better-best price points in our core retail product categories of:

•

Consumer Electronics, which includes LED, LCD, plasma, DLP and 3-D televisions, camcorders, digital cameras, computers and computer accessories, Blu-ray and DVD players, video game equipment, portable audio, MP3 players, GPS devices and home theater products. We represent such brands as Samsung, Sony, LG, Toshiba, Hewlett Packard, Panasonic, Mitsubishi, Compaq, Bose, Canon and JVC. As reported in “This Week in Consumer Electronics,” or Twice, we were the 35th largest retailer of consumer electronics in the United States in 2009;

•

Home Appliances, which includes refrigerators, freezers, washers, dryers, dishwashers, ranges and room air conditioners. We represent such brands as Whirlpool, Maytag, Frigidaire, Kitchen Aid, Samsung, LG, General Electric and Friedrich. As reported by Twice, we were the 9th largest appliance retailer in the United States in 2009;

•

Furniture and Mattresses, which includes living room, bedroom and dining room furniture. We represent such brands as Serta, Lady Americana, Better Homes and Gardens, Ashley, Lane, Broyhill, Franklin and Jackson Furniture;

•	Lawn and Garden Equipment, which includes lawn mowers, lawn tractors and handheld equipment. We represent such brands as Poulan, Husqvarna and Toro; and

•	Repair service agreements, which provide product repair and replacement services for customers who purchase such agreements.

We currently offer our products through 76 retail stores located in three states: Texas (67), Louisiana (6) and Oklahoma (3), as well as through our website. We sell our products for cash or for payment through major credit cards, in addition to offering our customers several financing alternatives through our proprietary credit programs and third-party financing. Under our proprietary in-house credit program, we offer our customers installment payment plans and revolving credit plans. Additionally, at times, we offer customers no-interest financing plans.

We began as a small plumbing and heating business in 1890. We started selling home appliances to the retail market in 1937 through one store located in Beaumont, Texas. In 1959 we opened our second store and have since grown to 76 stores. We have been known for providing excellent customer service for over 120 years. We believe that our customer-focused business strategies make us an attractive alternative to appliance and electronics superstores, department stores and other national, regional and local retailers. We strive to provide our customers with:

•	a broad selection of products at various price points;

•	next day delivery and installation capabilities;

•	a high level of customer service;

•	flexible financing alternatives through our proprietary in-house credit programs and third-party financing;

•	commissioned and trained sales force; and

•	outstanding product repair or replacement service.

For over 45 years we have offered flexible consumer credit through our proprietary in-house credit program to our credit-worthy customers for purchases of only the products we offer. We believe our consumer credit program differentiates us from our competitors who do not offer similar in-store consumer credit programs, and generates strong customer loyalty and repeat business for us. We believe that our credit customers represent an underserved market that seeks to purchase the latest in consumer goods through access to flexible consumer credit alternatives that are not widely available to them.

We believe that these strategies drive repeat purchases and enable us to generate substantial brand name recognition and customer loyalty. During the twelve months ended January 31, 2011, approximately 71% of our credit customers, based on the number of invoices written, were repeat customers, and we have a 90% customer satisfaction rate in surveys our customers voluntarily complete.

Our decisions to extend consumer credit to our retail customers are made by our internal credit underwriting department located at our corporate office - separate and distinct from our retail sales department. Our underwriting process considers one or more of the following elements: credit bureau reporting; income verification; current income and debt levels; a review of the customer’s previous credit history with us; the credit risk of the particular products being purchased; and the level of the down payment made at the time of purchase.

In addition to underwriting, we employ our own collections department to service 100% of our consumer credit portfolio. Our in-house credit financed sales are secured by the products purchased, which we believe gives us a distinct advantage over other creditors when pursuing collections, especially given that many of the products we finance are necessities for the home. We employ an intensive credit collection strategy that includes dialer-based calls, virtual calling and messaging systems, field collectors that contact borrowers at their home or place of employment, collection letters, a legal staff that files lawsuits and attends bankruptcy hearings, and voluntary repossession.

By combining our front-end underwriting discipline with the back-end rigor in monitoring and collections, we have achieved an average net loss ratio of 4.0% over the past three fiscal years. As of January 31, 2011, our total portfolio balance was $675.8 million and the percentage of borrowers who were more than 60 days delinquent was 8.6%. Additionally, we work with our borrowers after they experience financial hardships in order to help them re-establish their regular payment habits through our reaging program. As of January 31, 2011, 18.5% of the total portfolio balance had been reaged during the term of the financing, thereby extending the total term of those customers’ financing agreements.

Industry overview

The products we sell are generally home necessities used by our customers in their everyday lives.

We believe we will continue to benefit from several key industry trends and characteristics, including:

•	introduction of new technologies driving consumers to upgrade existing appliances and electronics (i.e. 3-D and smart televisions, energy-efficient front-load laundry);

•

increasing demand for large screen (42 inches and greater) televisions, which are large items that cannot be easily carried out of the retail store, and therefore typically require delivery and installation;

•	rationalization of several national and regional players leading to market share opportunities; and

•	reductions in consumer lending, especially for lower tier credit score customers.

As measured by Twice, the top 100 consumer electronics retailers in the United States reported consumer electronic sales of $121.3 billion in 2009, a 1.8% increase from the $119.1 billion reported in 2008. The consumer electronics market is highly fragmented with sales coming from large appliance and electronics superstores, national chains, small regional chains, single-store operators, and consumer electronics departments of selected department and discount stores. We estimate, based on data provided in Twice, that Best Buy and Wal-Mart, the two largest consumer electronics retailers, together accounted for approximately 42% of the total electronics sales attributable to the 100 largest retailers in 2009. Based on revenue in 2009, we were the 35th largest retailer of consumer electronics in the United States. For the twelve months ended January 31, 2011, we generated $222.7 million, or 36.6%, of total product sales from the sale of consumer electronics.

Technological advancements and the introduction of new products have largely driven growth in the consumer electronics market. Recently, industry growth has been fueled primarily by the introduction of products that incorporate digital technology, such as high definition flat-panel (including 3-D, LCD, LED, and internet–ready technology) and projection televisions, Blu-ray and traditional DVD players, digital cameras and camcorders, digital stereo receivers, satellite technology and MP3 products. Digital products offer significant advantages over their analog counterparts, including better clarity and quality of video and audio, durability of recording and compatibility with computers. Due to these advantages, we believe that digital technology will continue to drive industry growth.

Based on data published in Twice the top 100 major appliance retailers reported sales of approximately $22.6 billion in 2009, down approximately 3.7% from reported sales in 2008 of approximately $23.5 billion. The retail appliance market is large and concentrated among a few major dealers, with sales coming primarily from large appliance and electronics superstores, national chains, small regional chains and home improvement centers. Sears has been the leader in the retail appliance market, with a market share of the top 100 retailers of approximately 32% in 2009 and 33% in 2008. Lowe’s and Home Depot held the second and third place positions, respectively, in national market share in 2008. We were the 9th largest appliance retailer in the United States in 2009. For the twelve months ended January 31, 2011, we generated $183.3 million, or 30.1%, of total product sales from the sale of home appliances.

In the home appliance market, many factors impact sales, including consumer confidence, economic conditions, household formations and new product introductions. Product design and innovation have recently been a key driver of sales in this market, while the reduction in sales of homes has negatively impacted appliance sales. Products recently introduced include high efficiency laundry appliances and three-door refrigerators, and variations on these products, including new features.

According to the U.S. Department of Commerce — Bureau of Economic Analysis, personal consumption expenditures for household furniture were estimated to be approximately $87.6 billion in 2010, up from $84.0 billion in the prior year. The household furniture and mattress market is highly fragmented with sales coming from manufacturer-owned stores, independent dealers, furniture centers, specialty sleep product stores, national and local chains, mass market retailers, department stores and, to a lesser extent, home improvement centers, decorator showrooms, wholesale clubs, catalog retailers, and the Internet. For the twelve months ended January 31, 2011, retail sales of furniture and mattresses comprised approximately 12.5% of our total product sales, and, other than accessories, which account for less than 2% of our total product sales, generated our highest individual product category gross margin of 32% versus our overall retail product margin of 21.2% for the twelve months ended January 31, 2011. Given our ability to provide customer financing and next day delivery, we believe that we have significant growth opportunities in this market, and expect to continue to expand this product line.

Based on data from the Federal Reserve System, estimated total consumer credit outstanding, which excludes primarily loans secured by real estate, was $2.41 trillion as of December 31, 2010, down 1.6% from $2.45 trillion at December 31, 2009. As a result of the recession that began in late 2007, consumers have increased their rate of savings and reduced their level of borrowing to fund purchases. Consumers obtain credit from banks, credit unions, finance companies and non-financial businesses that offer credit, including retailers. The credit obtained takes many forms, including revolving (e.g., credit cards) or fixed-term (e.g., automobile loans) credit, and at times is secured by the products being purchased.

Our competitive strengths

Proprietary in-house credit program.

Our consumer in-house credit program is an integral part of our business, and we believe it is a major driver of customer loyalty. We have offered flexible financing alternatives to our customers through our proprietary in-house credit programs for over 45 years. Our credit program allows us to differentiate ourselves from our competitors who do not offer similar programs.

As of January 31, 2011, the aggregate outstanding account balances in our customer credit portfolio were $675.8 million, of which 45% was financed through our own capital and 55% was financed by our borrowings. Historically, our equity investment in our credit portfolio has been greater than 35%. We believe that our deeply rooted collections culture stems in large part from our dedication to protecting this investment, and since a significant portion of our own capital is at stake, we believe it is important for us to control the credit process from initial underwriting to final collection. Thus, we do not outsource our credit operations. We believe that it is this high level of attention, from our strict underwriting standards to our robust in-house monitoring and collections practices, when combined with the secured nature of our portfolio, which drives the strong long-term performance of our credit portfolio.

In the last three years, we financed, on average, approximately 60% of our retail sales through our proprietary in-house credit programs. We believe that our credit programs provide our customers access to financing alternatives that our competitors typically do not offer and, as a result they:

•	expand our potential customer base,

•	increase our sales revenue,

•	enhance customer loyalty, and

•	enhance our overall profitability through earnings from financing income.

Our credit department makes all credit decisions internally, entirely independent of our sales personnel. We provide special consideration to customers with good credit history with us. Before extending credit, we consider our loss experience by product category and the customer’s credit worthiness and income to debt level in determining the down payment amount and other credit terms. This facilitates product sales while keeping our credit risk within an acceptable range, allowing us to generate the performance of our credit portfolio despite the recent difficult economic conditions. We provide a full range of credit products, including interest-free programs. Customers with lower average credit scores undergo more intense internal underwriting scrutiny to mitigate the inherently greater risk, including address and employment verification and reference checks. Approximately 61% of our customers who have active credit accounts with us take advantage of our in-store payment option and come to our stores each month to make their payments, which we believe results in additional sales to these customers. We employ a rigorous series of measures to ensure collection of our customer credit receivables including contacting customers with past due accounts daily and attempt to work with them to collect payments in times of financial difficulty or periods of economic downturn. Our experience in credit underwriting and the collections process has enabled us to achieve an average net loss ratio of 4.0% over the past three years on the credit portfolio that we manage.

Long history of providing credit to an underserved customer base.

Many of our customers have a long credit history with us, providing us with valuable information when making underwriting decisions. Our long history of providing consumer finance in our markets and our in-depth understanding of the credit profile of our customers gives us the ability to offer flexible financing options to an underserved market.

To provide as many financing options as possible to our customers, in addition to our own credit programs, we use third-party financing programs to provide a portion of the non-interest bearing financing for purchases made by our customers and to provide our customers a rent-to-own payment option. In the fiscal year ended January 31, 2011, approximately $49.4 million of our sales were financed through non-interest bearing financing provided by a third party and approximately $9.2 million of our sales were financed through a third party provider that provided a rent-to-own payment option.

Distinct shopping experience.

We strive to offer our customers a distinct shopping experience through a continuing focus on execution in five key areas: merchandising, customer credit, distribution, product service and training. Successful execution in each area relies on the following strategies:

•

Providing a high level of customer service. We endeavor to maintain a high level of customer service as a key component of our culture. Our sales associates serve as ongoing resources for our customers, including assisting with the credit application process, scheduling delivery and installation, and acting as a point of contact for service issues. We believe this commitment to our customers drives customer loyalty and generates a high level of repeat purchases.

•

Offering a broad range of brand name products. We offer a comprehensive selection of high-quality, brand name merchandise to our customers at guaranteed low prices. Consistent with our good-better-best merchandising strategy, we offer a wide range of product selections from entry-level models through high-end models. We maintain strong relationships with the approximately 200 manufacturers and distributors that enable us to offer over 4,500 SKUs to our customers. We carry the latest in consumer brand names in our core product categories, including: Samsung; Sony; LG; Toshiba; Hewlett Packard; Panasonic; Mitsubishi; Compaq; Bose; Canon; JVC; Whirlpool; Maytag; Frigidaire; Kitchen Aid; General Electric; Friedrich; Serta; Lady Americana; Better Homes and Gardens; Ashley; Lane; Broyhill; Franklin and Jackson Furniture.

•

Employing a commissioned and trained sales force. Through a targeted sales compensation incentive structure, regular product and sales training, and our “good-better-best” merchandising strategy, our sales effort is focused on driving sales volume towards products that both provide better value to the customer and typically generate higher margins for our business. We require all sales personnel to complete an intensive classroom training program and additional time riding in a delivery truck and a service truck to observe how we serve our customers after the sale is made. After the initial new hire training, all sales personnel participate in regular training programs to learn about new products and refresh their knowledge of the general sales process and maintaining a high level of customer service. Additionally, we also require all credit personnel to complete a three week training program. Classroom instruction includes negotiation techniques and credit policy training to ensure customer retention and compliance with debt collection regulations. Post graduation, the collection trainees undergo additional skill set assessment training, coaching, and call monitoring within their respective department assignments. All credit personnel are required to complete monthly and quarterly refresher training and testing.

•

Maintaining next day delivery and installation capabilities. We maintain four regional distribution centers and two other related facilities that, in combination with outsourced third-party distribution arrangements, cover all of the markets in which we operate. These facilities are part of a sophisticated inventory management system that also includes a fleet of approximately 70 transfer and delivery vehicles that service all of our customers not serviced by our third-party providers. Our distribution operations have enabled us to deliver products on the day after the sale for approximately 93% of our customers who scheduled delivery during that timeframe.

•

Offering outstanding product repair or replacement services. For all products that are either covered by warranties or for customers who purchase repair service agreements, we provide repair or replacement services. We service every product that we sell, and we service only the products that we sell. In this way, we can assure our customers that they will receive our service technicians’ exclusive attention to their product repair needs. We will repair the product ourselves, make house calls if necessary or facilitate replacement products. All of our service centers are authorized factory service facilities that provide trained technicians to offer in-home diagnostic and repair service utilizing a fleet of approximately 125 service vehicles as well as on-site service and repairs for products that cannot be repaired in the customer’s home. At times, we also use third-party service providers to allow us to cover some of the markets outside our traditional service areas and maintain the appropriate level of customer service.

•

Endeavoring to maintain a high level of customer satisfaction. Our customer satisfaction level, which is measured for the sales floor, delivery operation and service department, averaged approximately 90% over the past three fiscal years, based on customer surveys. We measure customer satisfaction on the sales floor, in our delivery operation and in our service department through a voice response system or by sending survey cards to all customers to whom we have delivered or installed a product or made a service call.

Strong presence in desirable geographic region.

We believe our typical customer is a working class repeat buyer living in a mature neighborhood who comes to our store to replace older household goods with newer items. Our stores are often strategically located as the anchor store in a strip center, where we can improve access to this target customer segment.

With 67 of our 76 stores in Texas, we believe we benefit from strong demographic trends. According to the Bureau of Economic Analysis, Texas was the second largest state by nominal GDP in 2009. In addition, from 2000 to 2010, Texas experienced population growth of 20.6% compared to the U.S. population growth of 9.7% over the same period. Moreover, Texas’ average unemployment rate of 8.3% continues to trend below the national rate of 9.0% as of January 2100. The Texas unemployment rate has been at or below the national average for 48 months.

Flexible and scalable operating platform.

Our highly integrated retail and credit business model allows us to adapt a changing economic environment and appropriately manage our liquidity. As recent economic conditions deteriorated, we:

•

adjusted our credit standards, thereby improving the credit quality of the additions to our credit portfolio; as a result, we decreased the size of our credit portfolio and debt balances and reduced the use of cash for working capital;

•	reduced expenses, in addition to those expenses that are directly variable with changes in net sales, which we believe will improve our operating leverage in the future; and

•

emphasized pricing discipline on the sales floor, while maintaining our competitive pricing position in the marketplace, to drive an increase in our retail gross margin (gross margin from product and repair service agreement sales) to 24.8% in the 12 months ended January 31, 2011, as compared to 23.6% for the same period in the prior fiscal year;

We have the ability to open up new stores with minimal capital requirements (approximately $1.4 million of capital expenditure per leased store) and can easily integrate them into our existing infrastructure. Our credit operations are in a central location and our vendor relationships provide us access to stock the necessary inventory.

Experienced management team.

Our executive management team has spent an average of approximately 13 years with the Company. The senior management team of our retail operations has experience in all aspects of that business and has an average of approximately 25 years with the Company. The senior credit management team that oversees the credit portfolio has over 8 years tenure. This level of experience ensures that both our retail and credit operations are closely monitored.

Our strategies

Our strategies to maximize and grow returns for our stakeholders by offering customers quality products, excellent customer service and flexible customer credit options, include:

Maintain strong credit portfolio performance.

Beginning in fiscal 2011, we re-assessed the underlying delinquency and charge-off performance of our credit portfolio in light of the deterioration of the economy and tightened our underwriting standards in response. The implementation of stricter underwriting standards is also a reflection of our assessment of the profitability of our credit operation relative to the capital requirements of that business. Our adjusted approach to underwriting credit with enhanced data verification requirements has improved our portfolio credit metrics. Cash collections for fiscal year 2011 improved as the weighted average monthly payment rate improved from 5.2% for the year ended January 31, 2010 to 5.4% for the year ended January 31, 2011. The percentage of accounts 60+ days delinquent at January 31, 2011 was down 140 basis points at 8.6% compared to 10.0% at January 31, 2010, and the percentage of receivables reaged was down 110 basis points at 18.5% at January 31, 2011 compared to 19.6% at January 31, 2010. We believe that the key drivers of our portfolio performance are:

•	a significant portion of our credit portfolio is financed with our capital; we control all aspects of the credit process and do not sell our receivables to third parties;

•	we service 100% of our portfolio in-house;

•	our loans to our customers are secured by the items purchased;

•	customized front-end underwriting procedures tailored to our customer base, including customer and product risk assessment and down payment determination;

•	credit history of our large pool of repeat customers;

•	rigorous collection process;

•	67% of our loans are covered by credit insurance which covers borrowers in certain events, and

•	64% of the products securing our loans are covered by repair service agreements.

Be the leading specialty retailer of consumer electronics, appliances and furniture and mattresses in our geographic footprint.

We seek to drive improved store productivity through comparable store sales growth, expansion of retail gross margin and increased operational efficiencies. We expect to grow sales by expanding existing categories, especially furniture and mattresses, which we expanded in our stores over the past five years, through improved merchandising, by reviewing and adjusting our product and brand offerings to meet customer demand, and by a continued focus on customer service. Specifically, we plan to increase our same store sales by:

•	adding new merchandise to our existing product lines;

•	re-merchandising our product offerings in response to changes in consumer interest and demand;

•	increasing sales of our merchandise, finance products, repair service agreements and credit insurance through direct mail and in-store credit promotion programs;

•	continuing to offer quality products at competitive prices;

•	continuing to provide a high level of customer service in sales, delivery and servicing of our products;

•	training our sales personnel to increase sales closing rates; and

•	updating our stores as needed.

Future growth plans.

As a result of the recent volatility in the capital markets we modified our store opening plans, and currently have no new store openings planned. Re-initiating our store opening plan will not begin until we complete our store closing plans and our operating performance reaches an acceptable level. Additionally, due to the capital required to fund customer receivables generated by new stores and revenue growth, future store openings will be dependent on capital availability.

Customers

We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer accounts for more than 10% of our total revenues; in fact, no single customer accounted for more than $450,000 during the year ended January 31, 2011.

Products and merchandising

Product categories.

Each of our stores sells the major categories of products shown below. The following table, which has been adjusted from previous filings to ensure comparability, presents a summary of total revenues for the years ended January 31, 2009, 2010 and 2011:

	Year ended January 31,
	2009		2010		2011
(Dollars in Thousands)	Amount	%	Amount	%	Amount	%

Consumer electronics	$305,056	31.8%	$262,342	30.0%	$222,720	28.2%
Home appliances	221,474	23.1	208,146	23.8	183,347	23.2
Track	109,799	11.5	97,311	11.1	95,762	12.1
Furniture and mattresses	68,869	7.2	68,102	7.8	75,928	9.6
Other	38,531	4.0	30,480	3.5	30,686	3.9

Total product sales	743,729	77.6	666,381	76.2	608,443	77.0
Repair service agreement commissions	40,199	4.2	33,272	3.8	28,788	3.6
Service revenues	21,121	2.2	22,115	2.6	16,487	2.1

Total net sales	805,049	84.0	721,768	82.6	653,718	82.7
Finance charges and other	153,479	16.0	152,211	17.4	136,806	17.3

Total revenues	$958,528	100.0%	$873,979	100.0%	$790,524	100.0%

Within these major product categories (excluding repair service agreements, service revenues and delivery and installation), we offer our customers over 4,500 SKUs in a wide range of price points. Most of these products are manufactured by brand name companies, including General Electric, Whirlpool, Frigidaire, Friedrich, Maytag, LG, Mitsubishi, Samsung, Sony, Toshiba, Bose, Canon, JVC, Serta, Simmons, Spring Air, Ashley, Lane, Broyhill, Franklin, Hewlett Packard, Compaq, Poulan, Husqvarna and Toro. As part of our good-better-best merchandising strategy, our customers are able to choose from products ranging from low-end to mid- to high-end models in each of our key product categories, as follows:

Category	Products	Selected Brands
Home appliances	Refrigerators, freezers, washers, dryers, ranges, dishwashers, built-ins, air conditioners and vacuum cleaners	Whirlpool, Maytag, Frigidaire, Kitchen Aid, Samsung, LG, General Electric, Friedrich, Roper, Estate, Haier, Hoover, Dyson and Eureka

Consumer electronics	3D, LED, LCD, plasma, and DLP televisions, and home theater systems	Samsung, Sony, LG, Toshiba, Panasonic, Mitsubishi and Bose

Track	Computers, computer peripherals, camcorders, digital cameras, DVD players, audio components, compact disc players, GPS devices, video game equipment, speakers and portable electronics (e.g. MP3 players)	Hewlett Packard, Toshiba, Compaq, Sony, Samsung, Canon, Garmin, Panasonic, Nintendo, Microsoft and JVC

Furniture and mattresses	Furniture and mattresses	Serta, Lady Americana, Better Homes and Gardens, Ashley, Lane, Broyhill, Franklin and Jackson Furniture

Other	Lawn and garden	Poulan, Husqvarna, Toro, Weedeater, MTD

Purchasing.

We purchase products from over 200 manufacturers and distributors. Our agreements with these manufacturers and distributors typically cover a one-year time period, are renewable at the option of the parties and are terminable upon 30 days written notice by either party. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal 2011, 68.7% of our total inventory purchases were from six vendors, including 22.4%, 18.7% and 9.0% of our total inventory purchases from LG, Samsung, and Sony, respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. We have no indication that any of our suppliers will discontinue selling us merchandise. We have not experienced significant difficulty in maintaining adequate sources of merchandise, and we generally expect that adequate sources of merchandise will continue to exist for the types of products we sell.

Merchandising strategy.

We focus on providing a comprehensive selection of high-quality merchandise to appeal to a broad range of potential customers. Consistent with our good-better-best merchandising strategy, we offer a wide range of product selections from entry-level models through high-end models. We primarily sell brand name warranted merchandise. Our established relationships with major appliance , electronic and furniture vendors and our affiliation with NATM, a major buying group with $5 billion in purchases annually, give us purchasing power that allows us to offer custom-featured appliances and electronics at prices which compare favorably with national retailers and provides us a competitive selling advantage over other independent retailers. Additionally, we are able to concentrate our furniture inventory in a select group of models, which allows us to provide next-day delivery on the furniture items, giving us a competitive advantage over other furniture retailers in the marketplace today. As part of our merchandising strategy, we operate two clearance centers with one in Houston and one in Dallas to help sell damaged, used or discontinued merchandise.

Pricing.

We emphasize competitive pricing on all of our products and maintain a low price guarantee that is valid in all markets for 10 to 30 days after the sale, depending on the product. At our stores, typically to print an invoice that contains pricing other than the price maintained within our computer system, sales personnel must call a special “hotline” number at the corporate office for approval. Personnel staffing this hotline number are familiar with competitor pricing and are authorized to make price adjustments to fulfill our low price guarantee when a customer presents acceptable proof of the competitor’s lower price. This centralized function allows us to maintain control of pricing and gross margins, and to store and retrieve pricing data of our competitors.

Finance operations

General.

We sell our products for cash or for payment through major credit cards and third-party financing, in addition to offering our customers several financing alternatives through our proprietary credit programs. In the last three fiscal years, we financed, on average, approximately 60% of our retail sales through one of our two credit programs. We offer our customers financing through our installment payment and revolving credit plans. Additionally, some customers are eligible for no-interest financing plans. We use a third-party finance company to provide a portion of our no-interest financing offerings. We also use a third-party provider to offer a rent-to-own financing option to our customers.

The following table shows our product and repair service agreements sales, net of returns and allowances, by method of payment for the periods indicated.

	Year Ended January 31,
	2009		2010		2011
(Dollars in Thousands)	Amount	%	Amount	%	Amount	%
Cash and other credit cards	$293,131	37.4%	$293,084	41.9%	$268,018	42.1%
Credit portfolio:
Installment	467,692	59.7	377,972	54.0	359,858	56.5
Revolving	23,105	2.9	28,597	4.1	9,355	1.4

Total	$783,928	100.0%	$699,653	100.0%	$637,231	100.0%

Credit underwriting.

Our decisions to extend credit to our retail customers are made by our internal credit underwriting department located at our corporate office — separate and distinct from our retail sales department. The seven senior credit underwriters possess an average of 17 years of credit experience with us. These senior underwriters supervise 10 credit underwriters who make credit granting decisions using our proprietary underwriting process and oversees our credit underwriting process. Our underwriting process considers one or more of the following elements: credit bureau reporting; income verification; current income and debt levels; a review of the customer’s previous credit history with us; the credit risk of the particular products being purchased; and the level of the down payment made at the time of purchase.

Our centralized credit approval process, we have developed a proprietary standardized scoring model that provides preliminary credit decisions, including down payment amounts and credit terms, based on customer risk, income level, and product risk. While we automatically approve some credit applications from customers, approximately 85% of all of our credit decisions are based on evaluation of the customer’s creditworthiness by a qualified in-house credit underwriter. As of January 31, 2011, we employed over 560 full-time and part-time employees who focus on credit approval, collections and credit customer service. Employees in these operational areas are trained to follow our strict methodology in approving credit, collecting our accounts, and charging off any uncollectible accounts based on pre-determined aging criteria, depending on their area of responsibility.

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

Installment accounts are paid over a specified period of time with set monthly payments. Revolving accounts provide customers with a specified amount which the customer may borrow, repay and re-borrow so long as the credit limit is not exceeded. Most of our installment accounts provide for payment over 12 to 36 months, with the average account remaining outstanding for approximately 14 to 16 months. Our revolving accounts remain outstanding approximately 14 to 16 months. During fiscal 2011, approximately 37% of the applications approved were approved automatically through our computer system based on the customer’s credit history. The remaining applications, of both new and repeat customers, are sent to an experienced in-house credit underwriter. For certain credit applicants that may have past credit problems or lack or credit history, we use using stricter underwriting criteria. The additional requirements include verification of employment and recent work history, reference checks and higher required down payment levels. We only offer the installment program to those customers who qualify under these stricter underwriting criteria, and these customers are not eligible for our no-interest programs.

The following table presents, for comparison purposes, information regarding our credit portfolio.

	Year Ended January 31,
(Dollars in thousands)	2009	2010	2011

Total outstanding balance (period end)	$753,513	$736,041	$675,766
Average outstanding customer balance	$1,401	$1,335	$1,285
Number of accounts (period end)	537,957	551,312	525,950
Weighted average credit score of outstanding balances	585	586	591
Total applications processed	1,236,664	1,154,378	1,082,556
Percent of retail sales financed	62.6%	58.1%	57.9%
Weighted average origination credit score of sales financed	612	620	624
Total applications approved	43.6%	41.7%	41.7%
Average down payment	8.2%	6.9%	5.3%

Credit monitoring and collections.

In addition to our underwriting personnel, as of January 31, 2011, we employed approximately 530 people in our collections department who service 100% of our customer credit portfolio. Our in-house credit financed sales are secured by the products purchased, which we believe gives us a distinct advantage over other creditors when pursuing collections, especially given that many of the products we finance are necessities for the home. We employ a very intensive credit collection strategy that includes dialer-based calls, virtual calling and messaging systems, inside collectors that contact borrowers at phone numbers they provide, field collectors that contact borrowers at their home, collection letters, a legal staff that files lawsuits and attends bankruptcy hearings, and voluntary repossession.

We closely monitor the credit portfolios to identify delinquent accounts early and dedicate resources to contacting customers concerning past due accounts. We believe that our unique underwriting model, secured interest in the products financed, required down payments, local presence, ability to work with customers, relative to their product, service and credit insurance needs, and the flexible financing alternatives we offer contribute to the historically low net charge-off rates on these portfolios. In addition, our customers have the opportunity to make their monthly payments in our stores, and approximately 61% of our active credit accounts did so at some time during the twelve months ended January 31, 2011. We believe that these factors help us maintain a relationship with the customer that keeps losses lower while encouraging repeat purchases.

Our collection activities involve a combination of efforts that take place in our Beaumont, Texas and San Antonio collection centers, and field collection efforts that involve a visit by one of our credit counselors to the customer’s home. We maintain a predictive dialer system, including virtual collection systems, and letter campaign that helps us contact and speak to over 26,000 delinquent customers daily. We also maintain an experienced skip-trace department that utilizes current technology to locate customers who have moved and left no forwarding address. Our field collectors provide on-site contact with the customer to assist in the collection process or, if needed, to voluntarily repossess the product in the event of non-payment. As part of our effort to work with our customers to achieve and maintain a habit of making consistent monthly payments on their credit accounts with us we will, at times, extend their contractual payment terms, also known as reaging, which usually results in updating the past due status of the account to reflect it as current. Typically, we will agree to reage an account when a customer has experienced a financial hardship, such as temporary loss of employment, if, after discussing the situation with the customer, we validate that they will be able to resume making their regularly scheduled payments. Generally, for the reage process to be completed, the customer is required to pay interest on the account for the number of months reaged and at times may require one or more full monthly payments. An account can be reaged multiple times over its life, but the use of the reage program is limited and must comply with Company guidelines. We believe our reaging programs reduce our ultimate net charge-offs and enhance our ability to collect the full amounts due to us from sales under our credit programs and results in building long-term relationships with those customers that help drive future sales. Evidence of this is represented by the fact that we have collected an average of 86.5% of reaged balances over the past three years. Repossessions are made when it is clear that the customer is unwilling to establish a reasonable payment program and voluntarily relinquishes control of the purchased merchandise to our field collectors. Our legal department processes our legal collection efforts and helps handle any legal issues associated with the collection process.

Generally, we deem an account to be uncollectible and charge it off if the account is 120 days or more past due and we have not received a payment in the last seven months. Over the last 36 months, we have recovered approximately 7.6% of charged-off amounts through our collection activities. The income that we realize from the customer receivables portfolio that we manage depends on a number of factors, including expected credit losses. Therefore, it is to our advantage to maintain a low delinquency rate and net loss ratio on the credit portfolios.

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

The following table reflects the performance of our credit portfolio, net of unearned interest.

	Year ending January 31,
(Dollars in thousands)	2009	2010	2011

Total outstanding balance (period end)	$753,513	$736,041	$675,766
Average total outstanding balance	$696,202	$743,756	$699,284
Account balances over 60 days old (period end)	$55,141	$73,391	$58,042
Percent of balances over 60 days old to total outstanding (period end)	7.3%	10.0%	8.6%
Total account balances reaged	$141,162	$144,173	$125,208
Percent of balances reaged to total outstanding (period end)	18.7%	19.6%	18.5%
Account balances reaged more than six months	$56,312	$57,368	$50,312
Weighted average monthly payment rate	5.5%	5.2%	5.3%
Bad debt charge-offs (net of recoveries)	$22,362	$28,942	$34,665
Percent of bad debt charge-offs (net of recoveries) to average outstanding balance	3.2%	3.9%	5.0%
Estimated percent of reaged balances collected (1)	89.6%	87.2%	82.8%
Percent of managed portfolio represented by promotional receivables	16.4%	15.3%	12.4%

(1)

Calculated as 1 minus the percent of bad debt charge-offs (net of recoveries) of reage balances as a percent of average reage balances. The reage bad debt charge-offs are included as a component of the percent of bad debt charge-offs (net of recoveries) to average outstanding balance.

Store operations

Stores.

We currently operate 76 retail and clearance stores located in Texas, Louisiana and Oklahoma and have plans to close five stores and allow the leases on two others expire. The following table summarizes the number of stores we currently operate in each of our markets, the number of freestanding and strip mall stores in each market and the calendar year in which we opened our first store in each market:

	Number of Stores		First
Market	Stand Alone	Strip Mall	Store Opened
Houston	5	18	1983
San Antonio/Austin	5	9	1994
Golden Triangle (Beaumont, Port Arthur, Lufkin and Orange, Texas and Lake Charles, Louisiana)	1	5	1937
Baton Rouge/Lafayette	1	4	1975
Corpus Christi	1	1	2002
Dallas/Fort Worth	1	18	2003
South Texas	1	3	2004
Oklahoma	0	3	2008

Total	15	61

Our stores have an average selling space of approximately 22,000 square feet, plus a rear storage area averaging approximately 5,500 square feet for fast-moving or smaller products that customers prefer to carry out rather than wait for in-home delivery. Two of our stores are clearance centers for discontinued product models, damaged merchandise, returns and repossessed product located in our Houston and Dallas markets and contain 30,630 square feet of combined selling space. Typically, our stores are open from 10:00 a.m. to 9:30 p.m. Monday through Friday, from 9:00 a.m. to 9:30 p.m. on Saturday, and from 10:00 a.m. to 8:00 p.m. on Sunday. We also offer extended store hours during the holiday selling season.

Approximately 80% our stores are located in strip shopping centers and regional malls, with the balance being stand-alone buildings in “power centers” of big box consumer retail stores. All of our locations have parking available immediately adjacent to the store’s front entrance. Our storefronts have a distinctive front that guides the customer to the entrance of the store. Inside the store, a large colorful tile track separates the interior floor of the store for our “track products”. One track leads the customer to major appliances, while the other track leads the customer to a large display of television and home theater products. The inside of the track contains various home office and consumer electronic products such as computers, laptops, printers, Blu-ray and DVD players, camcorders, digital cameras, MP3 players, video game equipment and GPS devices. We are expanding the rear floor areas of our stores for the display of furniture, mattresses, and lawn and garden equipment. To reach the cashier’s desk at the center of the track area, our customers must walk past our products. We believe this increases sales to customers who have purchased products from us on credit in the past and who return to our stores to make their monthly credit payments.

We have updated many of our stores in the last three fiscal years. We expect to continue to update our stores as needed to address each store’s specific needs. We continue to update our prototype store model and implement it at new locations and in existing locations in which the market demands support the required design changes. As we continue to add new stores or update or replace existing stores, we intend to modify our floor plan to include elements of this new model. All of our updated stores, as well as our new stores, include modern interior selling spaces featuring attractive signage and display areas specifically designed for each major product type. Our prototype store for future expansion has from 20,000 to 25,000 square feet of retail selling space, which approximates the average size of our existing stores and a rear storage area of between 5,000 and 7,000 square feet. Our investment to update each store that was refurbished or relocated has averaged approximately $200,000 per store over the past three years, and we expect these improvements to benefit sales at those stores over time. Over the last three years, we have invested approximately $12.7 million updating, refurbishing or relocating our existing stores. We continuously evaluate our existing and potential sites to position our stores in desirable locations and relocate stores that are not properly positioned. We typically lease rather than purchase our stores to retain the flexibility of managing our financial commitment to a location if we later decide that the store is performing below our standards or the market would be better served by a relocation. After updating, expanding or relocating a store, we expect to increase same store sales at the store.

Store economics.

We lease 72 of our 76 current store locations, with an average monthly rent of approximately $20,900. Our average per store investment for the 8 new leased stores we have opened in the last three years was approximately $1.4 million, including leasehold improvements, fixtures and equipment and inventory (net of accounts payable).

During fiscal year 2011, our non-clearance center stores, excluding those that are part of our closing plans, generated average total retail revenues of approximately $9.3 million each and an average operating margin of approximately 12%, before other credit and insurance revenues and before allocation of advertising, delivery and other overhead expenses.

Personnel and compensation.

We staff a typical store with a store manager, an assistant manager, an average of 19 sales personnel and other support staff including cashiers and/or porters based on store size and location. Managers have an average tenure with us of approximately five years and typically have prior sales floor experience. In addition to store managers, we have nine district management personnel, including district managers and assistant district managers, that generally oversee from seven to ten stores in each market. The senior management team of retail operations have an average of approximately 12 years of experience with us.

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

We attempt to identify store manager candidates early in their careers with us and place them in a defined program of training. They attend our in-house training program, which provides guidance and direction for the development of managerial and supervisory skills. After completion of the training program, manager candidates work as assistant managers for six to twelve months and are then allowed to manage one of our smaller stores, where they are supervised closely by the store’s district manager. We give new managers an opportunity to operate larger stores as they become more proficient in their management skills. Each store manager attends mandatory training sessions on a monthly basis and also attends bi-weekly sales training meetings where participants receive and discuss new product information.

Marketing

We design our marketing and advertising programs to increase our brand name recognition, educate consumers about our products and services and generate customer traffic in order to increase sales. We conduct our advertising programs primarily through newspapers, radio and television stations, direct mail, telephone and our website. Our promotional programs include the use of discounts, rebates, product bundling and no-interest financing plans. Our website and the information contained on our website is not incorporated in this annual report or Form 8-K or any other document filed with the SEC.

Our website provides customers the ability to purchase our products on-line, offers information about our selection of products and provides useful information to the consumer on pricing, features and benefits for each product. Our website also allows the customers residing in the markets in which we operate retail locations to apply and be considered for credit. The website currently averages approximately 14,000 visits per day from potential and existing customers and during fiscal 2011 was a source of retail sales and credit applications. The website is linked to a call center, allowing us to better assist customers with their credit and product needs.

Distribution and inventory management

We typically locate our stores in close proximity of our four regional distribution centers located in Houston, San Antonio, Dallas and Beaumont, Texas and smaller cross-dock facilities in Lafayette, Louisiana and Austin and Harlingen, Texas. This enables us to deliver products to our customers quickly, reduces inventory requirements at the individual stores and facilitates regionalized inventory and accounting controls.

In our retail stores we maintain an inventory of fast-moving items and products that the customer is likely to carry out of the store. Our Distribution Inventory Sales computer system and the use of scanning technology in our distribution centers allow us to determine, on a real-time basis, the exact location of any product we sell. If we do not have a product at the desired retail store at the time of sale, we can provide it through our distribution system on a next day basis.

We maintain a fleet of tractors and trailers that allow us to move products from market to market and from distribution centers to stores to meet customer needs. We outsource a portion of our deliveries to a third party. Our fleet of home delivery vehicles enables our highly-trained delivery and installation specialists, in combination with the outsourced distribution arrangements to quickly complete the sales process, enhancing customer service. We receive a delivery fee based on the products sold and the services needed to complete the delivery. Additionally, we are able to complete deliveries to our customers on the day after the sale for approximately 93% of our customers who have scheduled delivery during that timeframe.

Product support services

Credit insurance.

Acting as agents for unaffiliated insurance companies, we offer credit life, credit disability, credit involuntary unemployment and credit property insurance, which we collectively refer to as credit insurance, at all of our stores on sales financed under our credit programs. These products cover payment of the customer’s credit account in the event of the customer’s death, disability or involuntary unemployment or if the financed property is lost or damaged. We receive sales commissions from the unaffiliated insurance company at the time we sell the coverage, and we receive retrospective commissions, which are additional commissions paid by the insurance carrier if insurance claims are less than earned premiums. For contracts where third parties are the obligor on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned.

We require proof of property insurance on all installment credit purchases, although we do not require that customers purchase this insurance from us. During fiscal 2011, approximately 79.2% of our credit customers purchased one or more of the credit insurance products we offer, and approximately 16.3% purchased all of the insurance products we offer. Commission revenues from the sale of credit insurance contracts represented approximately 2.1%, 1.9% and 2.0% of total revenues for fiscal years 2009, 2010 and 2011, respectively.

Warranty service.

We provide service for all of the products we sell and only for the products we sell. Customers purchased repair service agreements that we sell for third-party insurers on products representing approximately 49% of our total product sales for fiscal 2011 These agreements broaden and extend the period of covered manufacturer warranty service for up to four years from the date of purchase, depending on the product. These agreements are sold at the time the product is purchased. Customers may finance the cost of the agreements along with the purchase price of the associated product. We contact the customer prior to the expiration of the repair service agreement period to provide them the opportunity to purchase an extended period of coverage for which we are the direct obligor.

We have contracts with unaffiliated third party insurers that issue the initial repair service agreements to cover the costs of repairs performed under these agreements. The initial service agreement is between the customer and the independent third-party insurance company, and, through our agreements with the third-party insurance company, we are obligated to provide service when it is needed under each agreement sold. We receive a commission on the sale of the contract, which is recognized in revenues at the time of the sale, and we receive retrospective commissions, which are additional commissions paid by the insurance carrier over time if the cost of repair claims are less than earned premiums. Additionally, we bill the insurance company for the cost of the service work that we perform. We are the obligor under the renewal contracts sold after the primary warranty and third-party repair service agreements expire. Under renewal contracts we recognize revenues received, and direct selling expenses incurred, over the life of the contracts, and expense the cost of the service work performed as products are repaired. We also sell furniture protection program agreements at the time of sale of furniture, for which we are the obligor. We recognize revenues for this program the same as we do for the renewal contracts.

Of the 14,000 repairs, on average, that we perform each month, approximately 51.8% are covered under repair service agreements, approximately 34.7% are covered by manufacturer warranties and the remainder are cash and customer accommodation repairs. Revenues from the sale of repair service agreements and the other product protection products that we sell represented approximately 5.0%, 4.6% and 4.4% of net sales during fiscal years 2009, 2010 and 2011, respectively.

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

We employ Nortel telephone switches and Avaya predictive dialers, as well as a redundant data network and cable plant, to improve the efficiency of our collection and overall corporate communication efforts.

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

Competition

As measured by Twice, the top 100 consumer electronics retailers in the United States reported electronic sales of $121.3 billion in 2009, a 1.8% increase from the $119.1 billion reported in 2008. The consumer electronics market is highly fragmented with sales coming from large appliance and electronics superstores, national chains, small regional chains, single-store operators, and consumer electronics departments of selected department and discount stores. We estimate, based on data provided in Twice, that Best Buy and Wal-Mart, the two largest consumer electronics retailers, together accounted for approximately 42% of the total electronics sales attributable to the 100 largest retailers in 2009. According to the most recently available data reported by Twice, based on revenue in 2009, we were the 35th largest retailer of consumer electronics in the United States.

Based on data published in Twice, the top 100 major appliance retailers reported sales of approximately $22.6 billion in 2009, down approximately 3.7% from reported sales in 2008 of approximately $23.5 billion. The retail appliance market is large and concentrated among a few major dealers, with sales coming primarily from large appliance and electronics superstores, national chains, small regional chains and home improvement centers. Sears has been the leader in the retail appliance market, with a market share of the top 100 retailers of approximately 32% in 2009 and 33% in 2008. Lowe’s and Home Depot held the second and third place positions, respectively, in national market share in 2008. According to the most recently available data reported by Twice, we were the 9th largest appliance retailer in the United States in 2009.

According to the U.S. Department of Commerce — Bureau of Economic Analysis, personal consumption expenditures for household furniture were estimated to be approximately $87.6 billion in 2010, up from $84.0 billion in the prior year. The household furniture and mattress market is highly fragmented with sales coming from manufacturer-owned stores, independent dealers, furniture centers, specialty sleep product stores, national and local chains, mass market retailers, department stores and, to a lesser extent, home improvement centers, decorator showrooms, wholesale clubs, catalog retailers, and the Internet.

Based on data from the Federal Reserve System, estimated total consumer credit outstanding, which excludes primarily loans secured by real estate, was $2.41 trillion as of December 31, 2010, down 1.6% from $2.45 trillion at December 31, 2009. As a result of the recession that began in late 2007, consumers have increased their rate of savings and reduced their level of borrowing to fund purchases. Consumers obtain credit from banks, credit unions, finance companies and non-financial businesses that offer credit, including retailers. The credit obtained takes many forms, including revolving (e.g., credit cards) or fixed-term (e.g., automobile loans) credit, and at times is secured by the products being purchased.

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

Employees

As of January 31, 2011, we had approximately 2,600 full-time employees and 100 part-time employees, of which approximately 1,250 were sales personnel. We offer a comprehensive benefits package including health, life, short and long term disability, and dental insurance coverage as well as a 401(k) plan, employee stock purchase plan, paid vacation and holiday pay, for eligible employees. None of our employees are subject to collective bargaining agreements governing their employment with us and we believe that our employee relations are good. We have a formal dispute resolution plan that requires mandatory arbitration for employment related issues.

Tradenames and trademarks

We have registered the trademarks “Conn’s” and our logos.

Available information.

We are subject to reporting requirements of the Securities and Exchange Act of 1934, or the Exchange Act, and its rules and regulations. The Exchange Act requires us to file reports, proxy and other information statements and other information with the Securities and Exchange Commission (SEC). Copies of these reports, proxy statements and other information can be inspected an copied at the SEC Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain these materials electronically by accessing the SEC’s home page on the Internet at www.sec.gov.

Our board has adopted a code of business conduct and ethics for our employees, code of ethics for our chief executive officer and senior financial professionals and a code of business conduct and ethics for our board of directors. A copy of these codes are published on our website at www.conns.com under “Investor Relations — Corporate Governance.” We intend to make all required disclosures concerning any amendments to, or waivers from, these codes on our website. In addition, we make available, free of charge on our Internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading “Investor Relations — Corporate Governance,” by accessing our website at www.conns.com.

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

We currently finance our customer receivables through an asset-based loan facility and a second-lien term loan that together provide $475.0 million in financing commitments. As of January 31, 2011, we had $281.2 million outstanding under our $375.0 million asset-based revolving credit facility, including standby letters of credit issued. We also had $100.0 million, excluding original issue discount, outstanding under our second lien term loan, leaving us with total borrowing capacity of $93.8 million, subject to covenant limitations, including a $25 million minimum availability requirement.

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

If adequate capital and funds are not available at the time we need capital, we will have to curtail future growth, which could materially adversely affect our business, financial condition, operating results or cash flow. As we grow our business, capital expenditures during future years are likely to exceed our historical capital expenditures. The ultimate amount of capital expenditures needed will be dependent on, among other factors, the availability of capital to fund new store openings and customer receivables portfolio growth.

In addition, we historically used our customer receivables collateral to raise funds through securitization programs. In fiscal 2011 we completed amendments to our existing credit facilities and our recently terminated securitization facilities to obtain relief from covenant violations and revise certain covenant requirements. If we require amendments in the future and are unable to obtain such amendments or we are unable to arrange substitute financing facilities or other sources of capital, we may have to limit or cease offering credit through our finance programs due to our inability to draw under our revolving credit facility upon the occurrence of a default. If availability under the borrowing base calculations of our revolving credit facility is reduced, or otherwise becomes unavailable, or we are unable to arrange substitute financing facilities or other sources of capital, we may have to limit the amount of credit that we make available through our customer finance programs. A reduction in our ability to offer customer credit will adversely affect revenues and results of operations and could have a material adverse effect on our results of operations. Further, our inability or limitations on our ability to obtain funding through securitization facilities or other sources may adversely affect our profitability under our credit programs if existing customers fail to repay outstanding credit due to our refusal to grant additional credit.

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

Under our existing ABL facility and the term loan, we will have certain obligations, including maintaining certain financial covenants. If we fail to maintain the financial covenants in our credit facilities and are not able to obtain relief from any covenant violation, then an event of default could occur and the lenders could cease lending to us and accelerate the payments of our debt. Any such action by the lenders could materially and adversely affect us and could even result in bankruptcy. While we are in compliance with the covenants in our existing facilities, if our retail and credit operation performance deteriorates, we could be in breach of one or more covenants within the next twelve months.

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

These factors may also affect the ability of any newly opened stores to achieve sales and profitability levels comparable with our existing stores or to become profitable at all. As a result, we may determine that we need to close additional stores or continue to reduce the hours of operation in some stores, which could materially adversely impact our business, financial condition, operating results or cash flows, as we may incur additional expenses and non-cash write-offs related to closing a store and settling our remaining lease obligations and our initial investment in fixed assets and related store costs.

If we are unable to manage our growing business, our revenues may not increase as anticipated, our cost of operations may rise and our results of operations may decline.

At the time we re-initiate our store opening plan and begin growing our store base, we will face many business risks associated with growing companies, including the risk that our management, financial controls and information systems will be inadequate to support our expansion in the future. Our growth will require management to expend significant time and effort and additional resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing, warehousing and distribution systems and employee training programs. We cannot predict whether we will be able to manage effectively these increased demands or respond on a timely basis to the changing demands that our expansion will impose on our management, financial controls and information systems. If we fail to manage successfully the challenges of growth, do not continue to improve these systems and controls or encounter unexpected difficulties during expansion, our business, financial condition, operating results or cash flows could be materially adversely affected.

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

In the last three fiscal years, we financed, on average, approximately 60% of our retail sales through our in-house propriety credit programs to customers with a broad range of credit worthiness. A large portion of our credit portfolio is to customers considered by many to be subprime borrowers. Our ability to provide credit as a financing alternative for our customers depends on many factors, including the quality of our customer receivable portfolio. Payments on some of our credit accounts become delinquent from time to time, and some accounts end up in default, due to several factors, such as general and local economic conditions, including the impact of rising interest rates and unemployment rates. As we expand into new markets, we will obtain new credit accounts that may present a higher risk than our existing credit accounts since new credit customers do not have an established credit history with us. A general decline in the quality of our customer receivable portfolio could lead to a reduction in the advance rates used or eligible customer receivable balances included in the borrowing base calculations under our revolving credit facility and thus a reduction of available credit to fund our finance operations. As a result, if we are required to reduce the amount of credit we grant to our customers, we most likely would sell fewer products, which would adversely affect our earnings and cash flows. Further, because approximately 61% of our credit customers have historically made their credit account payments in our stores, any decrease in credit sales could reduce traffic in our stores and lower our revenues. A decline in the credit quality of our credit accounts could also cause an increase in our credit losses, which would result in an adverse effect on our earnings. A decline in credit quality could also lead to stricter underwriting criteria which would likely have a negative impact on net sales.

Deterioration in the performance of our customer receivables portfolio could significantly affect our liquidity position and profitability.

Our liquidity position and profitability are heavily dependent on our ability to collect our customer receivables. If our customer receivables portfolio were to substantially deteriorate, the liquidity available to us would most likely be reduced due to the challenges of complying with the covenants and borrowing base calculations under our revolving credit facility and our earnings may decline due to higher provisions for bad debt expense, higher servicing costs, higher net charge-off rates and lower interest and fee income.

Our ability to collect from credit customers may be materially impaired by store closings and our need to rely on a replacement servicer in the event of our liquidation.

We may be unable to collect a large portion of periodic credit payments should our stores close as many of our customers remit payments “in store”. During the course of fiscal 2011, approximately 61% of our active credit customers made a payment in one of our stores. In the event of store closings, credit customers may not pay balances in a timely fashion, or may not pay at all, since a large number of our customers have not traditionally made payments to a central location.

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

In deciding whether to extend credit to customers, we rely heavily on information furnished to us by or on behalf of our credit customers and our ability to validate such information through third-party services, including employment and personal financial information. If a significant percentage of our credit customers intentionally or negligently misrepresent any of this information, and we and our systems did not detect such misrepresentations, it could have a material adverse effect on our ability to effectively manage our credit risk, which could have a material adverse effect on our results of operations and financial condition.

Our policy of reaging certain delinquent borrowers affects our delinquency statistics and the timing and amount of our write-offs.

As of January 31, 2011, 18.5% of our credit portfolio consisted of “reaged” customer receivables. Reaging is offered to certain eligible past due customers if they meet the conditions of our reage policy. Our decision to offer a delinquent customer a reage program is based on that borrower’s specific condition, our history with the borrower, the amount of the loan and various other factors. When we reage a customer’s account, we move the account from a delinquent status to a current status. Management exercises a considerable amount of discretion over the reaging process and has the ability to reage an account multiple times during its life. Treating an otherwise uncollectible account as current affects our delinquency statistics, as well as impacting the timing and amount of charge-offs. If these accounts had been charged off sooner, our net loss rates might have been higher.

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

Recent turmoil in the national economy, including instability in the financial markets, declining consumer confidence and volatile oil prices have negatively impacted our markets and may present significant challenges to our operations in the coming quarters. Specifically, sales volumes and gross profit margins have been negatively impacted, and thus negatively impacted our overall profitability and liquidity, and these effects may continue for several additional fiscal quarters. Also, the declining economic conditions in our markets have impacted our customers’ ability to repay their credit obligations to us and thus our credit portfolio performance, including, net charge offs and delinquency trends, and we experienced significant declines in same-store sales. These factors led to a net operating loss in the second half of fiscal 2010, and as a result, we entered into amendments to our revolving credit facility and our prior securitization facilities to modify our covenants. If these conditions persist, we may incur further operating losses in the future and we may be required to seek covenant relief under our revolving credit facility and our term loan, curtail our expansion plans, sell assets and take other measures to continue our access to capital.

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

Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:

•	Expansion by our existing competitors or entry by new competitors into markets where we currently operate;

•	Entering the television market as the decreased size of flat-panel televisions allows new entrants to display and sell these products more easily;

•	Lower pricing;

•	Aggressive advertising and marketing;

•	Extension of credit to customers on terms more favorable than we offer;

•	Larger store size, which may result in greater operational efficiencies, or innovative store formats; and

•	Adoption of improved retail sales methods.

Competition from any of these sources could cause us to lose market share, sales and customers, increase expenditures or reduce prices, any of which could have a material adverse effect on our results of operations.

If new products are not introduced or consumers do not accept new products, our sales may decline.

Our ability to maintain and increase sales depends to a large extent on the periodic introduction and availability of new products and technologies. We believe that the introduction and continued growth in consumer acceptance of new or enhanced products, such as digital Blu-ray players and 3-D digital, high-definition televisions, will have a significant impact on our ability to increase sales. These products are subject to significant technological changes and pricing limitations and are subject to the actions and cooperation of third parties, such as movie distributors and television and radio broadcasters, all of which could affect the success of these and other new consumer electronics technologies. It is possible that new products will never achieve widespread consumer acceptance or will be supplanted by alternative products and technologies that do not offer us a similar sales opportunity or are sold at lower price points or margins.

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

Prices for many of our products decrease over their life cycle. Such decreases often result in decreased gross profit margins for us. There is also substantial and continuing pressure from customers to reduce their total costs for products. Suppliers may also seek to reduce our margins on the sales of their products in order to increase their own profitability. The consumer electronics industry depends on new products to drive same store sales increases. Typically, these new products, such as high-definition LED and 3-D televisions, Blu-ray and DVD players and digital cameras are introduced at relatively high price points that are then gradually reduced as the product becomes mainstream. To sustain positive same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps drive the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. This has historically been our experience, and we continue to adjust our marketing strategies to address this challenge through the introduction of new product categories and new products within our existing categories. Gross margins realized on product sales fell from 22.0% in fiscal year 2009 to 21.2% in fiscal year 2011. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated. In addition, we may not be able to maintain our historical margin levels in the future due to increased sales of lower margin products such as personal electronics products and declines in average selling prices of key products. If sales of lower margin items continue to increase and replace sales of higher margin items or our consumer electronics products average selling prices decreases due to the maturity of their life cycle, our gross margin and overall gross profit levels will be adversely affected.

A disruption in our relationships with, or in the operations of, any of our key suppliers could cause our sales to decline.

The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers such as General Electric, Whirlpool, Frigidaire, Friedrich, Maytag, LG, Mitsubishi, Panasonic, Samsung, Sony, Toshiba, Bose, Canon, JVC, Serta, Spring Air, Ashley, Lane, Broyhill, Jackson Furniture, Franklin, Hewlett Packard, Compaq, Poulan, Husqvarna and Toro. We do not have long term supply agreements or exclusive arrangements with the majority of our vendors. We typically order our inventory and repair parts through the issuance of individual purchase orders to vendors. We also rely on our suppliers for cooperative advertising support. We may be subject to rationing by suppliers with respect to a number of limited distribution items. In addition, we rely heavily on a relatively small number of suppliers. Our top six suppliers represented 68.7% of our purchases for fiscal 2011, and the top two suppliers represented approximately 41.1% of our total purchases. The loss of any one or more of these key vendors or failure to establish and maintain relationships with these and other vendors, and limitations on the availability of inventory or repair parts could have a material adverse effect on our results of operations and financial condition. If one of our vendors were to go out of business, it could have a material adverse effect on our results of operations and financial condition if such vendor is unable to fund amounts due to us, including payments due for returns of product and warranty claims. Catastrophic events, such as the one currently impacting Japan, could adversely impact the supply of products or components used by some of our vendors to make the products they supply to us and could adversely impact our results of operations.

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

Furthermore, we rely on credit from vendors to purchase our products. As of January 31, 2011, we had $57.7 million in accounts payable and $82.4 million in merchandise inventories. A substantial change in credit terms from vendors or vendors’ willingness to extend credit to us, including providing inventory under consignment arrangements, would reduce our ability to obtain the merchandise that we sell, which would have a material adverse effect on our sales and results of operations.

Our vendors also supply us with marketing funds and volume rebates. If our vendors fail to continue these incentives it could have a material adverse effect on our sales and results of operations.

You should not rely on our comparable store sales as an indication of our future results of operations because they fluctuate significantly.

Our historical same store sales growth figures have fluctuated significantly from quarter to quarter. For example, same store sales growth for each of the quarters of fiscal 2010 and of fiscal 2011 was -4.6%, -5.2%, -9.3%, -31.7%, -19.7%, -6.4%, -16.3%, and 5.2% respectively, while same store sales growth for each of the quarters for fiscal 2009 was 1.0%, -1.4%, -5.8%, and 12.5%, respectively. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

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

Pending and potential litigation regarding alleged patent infringements could result in significant costs to us to defend what we consider to be spurious claims

Recently the manufacturing, retail and software industries have been the targets of patent litigation claimants filing claims or demands based upon alleged patent ownership infringement through the manufacturing and selling, either in merchandise or through software and internet websites, of product or merely providing access through website portals. We, in conjunction with multiple other parties, have been the targets of such claims. While we believe that we have not violated or infringed on any alleged patent ownership rights, and intend to defend vigorously any such claims, the cost to defend, settle or pay any such claims could be substantial, and could have an adverse effect on our cash flow and results of operations.

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

As of January 31, 2011, Stephens Inc. and The Stephens Group, LLC, two of our stockholders and their affiliated entities beneficially owned approximately 24.9% and 26.8%, respectively, of our common stock and their interests may conflict with the will or interests of our other equity holders. While Stephens Inc. and its affiliates hold their 24.9% of our common stock through a voting trust that will vote the shares in the same proportion as votes cast by all other stockholders, this voting trust agreement will expire in 2013, unless extended, and upon expiration Stephens Inc. and its affiliates will not be restricted on how it votes its shares. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.

If we lose key management or are unable to attract and retain the qualified sales and credit granting and collection personnel required for our business, our operating results could suffer.

Our future success depends to a significant degree on the skills, experience and continued service of our key executives or the identification of suitable successors for them. If we lose the services of any of these individuals, or if one or more of them or other key personnel decide to join a competitor or otherwise compete directly or indirectly with us, and we are unable to identify a suitable successor, our business and operations could be harmed, and we could have difficulty in implementing our strategy. Our Chief Executive Officer has recently resigned and the Chairman of our Board of Directors is currently serving as our interim Chief Executive Officer. If we are unable to find a suitable successor in a timely manner, it could have an adverse impact on our business and operations. In addition, as our business grows, we will need to locate, hire and retain additional qualified sales personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Additionally, if we are unable to attract and retain qualified credit granting and collection personnel, our ability to perform quality underwriting of new credit transactions and maintain workloads for our collections personnel at a manageable level, our operation could be adversely impacted and result in higher delinquency and net charge-offs on our credit portfolio. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales and operating results could suffer.

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

As we experienced in fiscal year 2008 with the change in the Texas tax law, legislation could be introduced at any time that changes our state tax liabilities in a way that has an adverse impact on our results of operations. The Texas margin tax, which is based on gross profit rather than earnings, increased our effective rate from approximately 35.1%, before its introduction, to 52.4% in fiscal year 2010 and to tax expense equal to 711.5% of our pre-tax income in fiscal year 2011. Our recent commencement of operations in Oklahoma and the potential to enter new states in the future could adversely affect our results of operations, dependent upon the tax laws in place in those states.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The following summarizes the geographic location of our stores, warehouse and distribution centers and corporate facilities by major market area as of January 31, 2011:

Geographic Location	No. of Locations	Leased Facilities	Total Square Feet	Storage Square Feet
Golden Triangle District (1)	6	6	189,531	40,655
Louisiana District	5	5	148,628	38,394
Houston District	23	22	602,498	105,350
San Antonio/Austin District	14	14	427,372	83,434
Corpus Christi	2	1	92,149	23,619
South Texas	3	3	91,697	15,484
Oklahoma District	3	3	87,216	18,969
Dallas District	20	18	588,082	105,120

Store Totals	76	72	2,227,173	431,025
Warehouse/Distribution Centers	7	5	761,614	761,614
Service Centers	5	3	195,273	195,273
Corporate Offices	2	2	146,783	30,000

Total	90	82	3,330,843	1,417,912

(1)	Includes one store in Lake Charles, Louisiana.

ITEM 3. LEGAL PROCEEDINGS.

The Company is involved in routine litigation and claims incidental to its business from time to time, and, as required, has accrued its estimate of the probable costs for the resolution of these matters, which are not expected to be material. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Recently, the Company has been included in various patent infringement claims and litigation, the outcomes of which are difficult to predict at this time. Due to the timing of these matters, the Company has determined that no reasonable estimates of probable costs for resolution can be ascertained at this time, and it is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact the Company’s estimate of reserves for litigation.

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

The principal market for our common stock is the NASDAQ Global Select Market. Our common stock is listed on the NASDAQ Global Select Market under the symbol “CONN.” Information regarding the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported on NASDAQ is summarized as follows:

	High	Low
Quarter ended April 30, 2009	$17.67	$10.75
Quarter ended July 31, 2009	$16.38	$9.84
Quarter ended October 31, 2009	$15.19	$6.15
Quarter ended January 31, 2010	$7.24	$5.34
Quarter ended April 30, 2010	$10.33	$4.42
Quarter ended July 31, 2010	$9.94	$4.94
Quarter ended October 31, 2010	$6.35	$3.33
Quarter ended January 31, 2011	$4.98	$3.12

How many common stockholders do we have?

As of March 18, 2011, we had approximately 57 common stockholders of record and an estimated 3,900 beneficial owners of our common stock.

Did we declare any cash dividends in fiscal 2010 or fiscal 2011?

No cash dividends were paid in fiscal 2010 or 2011. We do not anticipate paying dividends in the foreseeable future. Any future payment of dividends will be at the discretion of the Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Have we had any sales of unregistered securities during the last year?

We have had no sales of unregistered securities during the past three fiscal years.

Have we purchased any of our securities during the past quarter?

We have not purchased any of our securities during the past fiscal quarter.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected historical financial information as of and for the periods indicated and reflects our retrospective adoption, for all periods impacted, of a change in accounting for our interest in our variable interest entity, or VIE. See Note 1 in our Notes to Consolidated Financial Statements for the year ended January 31, 2011 for additional information. We have provided the following selected historical financial information for your reference. We have derived the selected statement of operations and balance sheet data as of January 31, 2009, 2010 and 2011 and for each of the years ended January 31, 2008, 2009, 2010, and 2011 from our audited consolidated financial statements. Balance sheet data as of January 31, 2007 and 2008 and statement of operations data for the years ended January 31, 2007 have been derived from our unaudited consolidated financial statements which do not appear in this Form 10-K.

	Year Ended January 31, (dollars and shares in thousands, except per share amounts)
	2007	2008	2009	2010	2011
Statement Operations:
Revenues:
Product sales	$623,959	$671,571	$743,729	$666,381	$608,443
Repair service agreement commissions, net (1)	30,567	36,424	40,199	33,272	28,788
Service revenues (2)	22,411	22,997	21,121	22,115	16,487

Total net sales	676,937	730,992	805,049	721,768	653,718
Finance charges and other (3)	122,012	138,414	153,479	152,211	136,806

Total revenues	798,949	869,406	958,528	873,979	790,524
Costs and expenses:
Cost of goods sold, including warehousing and occupancy cost	466,279	508,787	580,423	534,299	479,402
Cost of parts sold, including warehousing and occupancy costs	6,785	8,379	9,638	10,401	7,779
Selling, general and administrative expense	224,926	245,263	253,149	253,507	235,100
Goodwill impairment (5)	—	—	—	9,617	—
Impairment of long-lived assets (4)	—	—	—	—	2,321
Costs related to financing facilities and transactions not completed (6)	—	—	—	—	4,283
Provision for bad debts	22,173	19,465	27,952	36,843	33,054

Total costs and expenses	720,163	781,894	871,162	844,667	761,939

Operating income	78,786	87,512	87,366	29,312	28,585
Interest expense, net	21,962	25,337	24,620	21,986	28,081
Other (income) expense (7)	(772)	(943)	117	(123)	339

Income before income taxes	57,596	63,118	62,629	7,449	165
Provision for income taxes	20,389	22,179	23,267	3,905	1,174

Net income (loss)	$37,207	$40,939	$39,362	$3,544	$(1,009)

Earnings (loss) per common share:
Basic	$1.57	$1.77	$1.76	$0.16	($0.04)
Diluted	$1.53	$1.73	$1.74	$0.16	($0.04)
Average common shares outstanding:
Basic	23,663	23,193	22,413	22,456	24,061
Diluted	24,289	23,673	22,577	22,610	24,061

Other Financial Data:
Stores open at end of period	62	69	76	76	76
Same stores sales growth (8)	3.6%	3.2%	2.0%	(13.8%)	(9.6%)
Inventory turns (9)	5.8	5.7	6.1	6.0	5.6
Gross margin percentage (10)	40.8%	40.5%	38.4%	37.7%	38.4%
Operating margin (11)	9.9%	10.1%	9.1%	3.4%	3.6%
Ratio of earnings to fixed charges (12)	2.8	2.8	2.7	1.2	1.0
Return on average equity (13)	14.7%	14.8%	12.9%	1.1%	(0.3%)
Capital expenditures	$18,425	$18,955	$17,597	$10,255	$3,028
Rent expense (14)	$17,196	$18,905	$22,242	$23,703	$23,334
Percent of retail sales financed	58.0%	62.2%	62.6%	58.1%	57.9%
Net charge-offs as a percent of average oustanding balance (15)	3.3%	2.9%	3.2%	3.9%	5.0%
Weighted average monthly payment rate (16)	5.8%	5.7%	5.5%	5.2%	5.3%

Balance Sheet Data:
Working capital	$368,719	$383,053	$271,962	$334,409	$381,703
Cash and cash equivalents	$56,598	$11,024	$11,909	$12,247	$10,977
Inventory	$87,098	$81,495	$95,971	$63,499	$82,354
Total customer accounts receivable, net	$569,551	$654,867	$753,513	$736,041	$675,766
Other accounts receivable, net	$22,329	$27,722	$32,505	$23,254	$30,476
Total assets	$812,656	$838,040	$960,463	$895,570	$849,029
Total debt, including current maturities	$438,198	$468,119	$505,417	$452,304	$373,736
Total stockholders’ equity	$270,233	$284,049	$327,450	$333,450	$358,045

(1)	Includes commissions from sales of third-party repair service agreements and replacement product programs, and income from company-obligor repair service agreements.
(2)	Includes revenues derived from parts sales and labor sales on products serviced for customers, both covered under manufacturer warranty and outside manufacturer’s warranty coverage.
(3)

Includes primarily interest income and fees earned on credit accounts and commissions earned from the sale of third-party credit insurance products. The Company has revised its prior period consolidated financial statements to correct its accounting for interest income on installment contracts included in Customer receivables. See Note 2 to the Company’s consolidated financial statements for further information. The impact of the revision was not material to any of the individual periods presented here.

(4)	Includes the write-off of impaired assets associated with planned store closings.
(5)	Includes the write-off of the carrying amount of goodwill after interim testing in the third quarter of fiscal 2010 determined that the goodwill was fully impaired.
(6)	Includes the write-off of unamortized financing fees associated with the terminated securitization program and costs incurred related to financing alternatives considered, but not completed.
(7)	Includes primarily gains or losses resulting from sales of fixed assets during the period.
(8)

Same store sales is calculated by comparing the reported sales for all stores that were open during the entirety of a period and the entirety of the same period during the prior fiscal year. Sales from closed stores, if any, are removed from each period. Sales from relocated stores have been included in each period because each such store was relocated within the same general geographic market. Sales from expanded stores have been included in each period.

(9)	Inventory turns are defined as the cost of goods sold, excluding warehousing and occupancy cost, divided by the monthly average product inventory balance, excluding consigned goods.
(10)	Gross margin percentage is defined as total revenues less cost of goods and parts sold, including warehousing and occupancy cost, divided by total revenues.
(11)	Operating margin is defined as operating income divided by total revenues.
(12)

Ratio of earnings to fixed charges is calculated as income before provision for income taxes plus fixed charges (excluding capitalized interest), divided by fixed charges. Fixed charges consist of the sum of interest expensed and capitalized, amortized premiums, discounts and capitalized expenses related to indebtedness and an estimate of the interest within rental expense.

(13)	Return on average equity is calculated as current period net income divided by the average of the beginning and ending equity.
(14)	Rent expense includes rent expense incurred on our properties, equipment and vehicles, and is net of any rental income received.
(15)	As defined the net charge-offs for the fiscal year divided by the average balance of the credit portfolio for the fiscal year.
(16)	Represents the weighted average of monthly gross cash collections received on the credit portfolio as a percentage of the average monthly portfolio balances for each period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

The success of our growth strategy and plans regarding opening new stores and entering adjacent and new markets, including our plans to continue expanding into existing markets and the ability to operate those stores profitably;

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

The five cornerstones of our business which represent, in our view, the five components of our business model that drive profitability are — strong merchandising systems, flexible credit options for our customers, extensive warehousing and distribution systems, service systems to support our customer’s needs during and beyond the product warranty periods, and our uniquely, well-trained employees in each area. Each of these systems combine to create a “nuts and bolts” support system for our customers needs and desires.

We derive the majority of our revenues from our product sales and repair service agreement commissions, which are generated by sales of third-party and company-obligor repair service agreements and product replacement policies. However, unlike many of our competitors, we provide in-house credit options for our customers’ product purchases. Additionally, we derive a portion of our revenues from the sale of credit insurance products of third-party insurers to our customers.

In the last three years, we have financed, on average, approximately 60% of our retail sales through our credit programs. We offer our customers a choice financing through our installment payment and revolving credit plans. In addition to interest-bearing installment and revolving charge contracts, at times, we offer promotional credit programs to certain of our customers that provide for “same as cash” or deferred interest interest-free periods of varying terms, generally three, six, 12, 18, 24 and 36 months, and require monthly payments beginning in the month after the sale. In turn, we finance substantially all of our customer receivables from these credit options through our revolving credit facility and a second lien term loan. In addition to our own credit programs, we use third-party financing programs to provide a portion of the non-interest bearing financing for purchases made by our customers. We also use a third–party provider to offer rent-to-own financing to our customers.

While our warehouse and distribution system does not directly generate revenues, other than the fees paid by our customers for delivery and installation of the products to their homes, it is our extra, “value-added” program that our existing customers have come to rely on, and our new customers are hopefully sufficiently impressed with, to become repeat customers. We derive revenues from our repair services on the products we sell. Additionally, acting as an agent for unaffiliated companies, we sell credit insurance to protect our customers from credit losses due to death, disability, involuntary unemployment and damage to or loss of the products they have purchased.

Application of critical accounting policies

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates, and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as critical accounting estimates. We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements.

Customer accounts receivable.

Customer accounts receivable are originated at the time of sale and delivery of the various products and services we offer. We include the amount of principal and accrued interest on those receivables that are expected to be collected within the next twelve months, based on contractual terms, in current assets on our consolidated balance sheet. Those amounts expected to be collected after twelve months, based on contractual terms, are included in long-term assets. Typically, a receivable is considered delinquent if a payment has not been received on the scheduled due date. Additionally, we offer reage programs to customers with past due balances that have experienced a financial hardship, if they meet the conditions of our reage policy. Reaging a customer’s account can result in updating it from a delinquent status to a current status. Generally, an account that is delinquent more than 120 days and for which no payment has been received in the past seven months will be charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment will be reversed and charged to the allowance for uncollectible interest. We have a secured interest in the merchandise financed by these receivables and therefore have the opportunity to recover a portion of any charged-off amount.

Interest income on customer accounts receivable.

Interest income is accrued using the effective interest method for installment contracts, and the simple interest method for revolving charge accounts, and is reflected in Finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. We typically only place accounts in non-accrual status when legally required to do so. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. Interest income is recognized on our interest-free promotional accounts based on our historical experience related to customers who fail to satisfy the requirements of the interest-free programs. Additionally, for sales on deferred interest and “same as cash” programs that exceed one year in duration, we discount the sales to their present value, resulting in a reduction in sales and receivables, and amortize the discount amount in to Finance charges and other over the term of the program.

Allowance for doubtful accounts.

We record an allowance for doubtful accounts, including estimated uncollectible interest, for our Customer accounts receivable, based on our historical net loss experience and expectations for future losses. The net charge-off data used in computing the loss rate is reduced by the amount of post-charge-off recoveries received, including cash payments, and amounts realized from the repossession of the products financed and, at times, payments received under credit insurance policies. Additionally, we separately evaluate portions of the credit portfolio based on underwriting criteria to estimate the allowance for doubtful accounts. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $35.8 million and $34.2 million, at January 31, 2010, and 2011, respectively. Additionally, as a result of our practice of reaging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off is impacted. If these accounts had been charged-off sooner the historical net loss rates might have been higher. Reaged customer receivable balances represented 18.5% of the total portfolio balance at January 31, 2011. If the loss rate used to calculate the allowance for doubtful accounts was increased by 10% at January 31, 2011, we would have increased our Provision for bad debts by approximately $3.4 million for fiscal 2011.

Revenue recognition.

Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell repair service agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell repair service renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the repair service agreement. These repair service agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer’s warranty and the third party obligor contracts. Additionally, the Company sells repair service agreements on its furniture products at the point of sale for which it is the obligor at the time of the sale. All of these agreements typically have terms ranging from 12 to 36 months. These agreements are separate units of accounting and are valued based on the agreed upon retail selling price. The amount of repair service agreement revenues deferred at January 31, 2010 and 2011 were $7.2 million and $6.5 million, respectively, and are included in Deferred revenues and allowances in the accompanying consolidated balance sheets. The amounts of repair service agreement revenue recognized for the fiscal years ended January 31, 2009, 2010 and 2011 were $6.5 million, $7.0 million and $6.9 million, respectively.

Vendor allowances.

We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, training and promotion programs which are recorded on the accrual basis as a reduction to the related product cost, cost of goods sold, compensation expense or advertising expense, according to the nature of the program. We accrue rebates based on the satisfaction of terms of the program and sales of qualifying products even though funds may not be received until the end of a quarter or year. If the programs are related to product purchases, the allowances, credits or payments are recorded as a reduction of product cost; if the programs are related to product sales, the allowances, credits or payments are recorded as a reduction of cost of goods sold; if the programs are directly related to promotion, marketing or compensation expense paid related to the product, the allowances, credits, or payments are recorded as a reduction of the applicable expense in the period in which the expense is incurred. We received $46.2 million, $51.3 million and $59.4 million in vendor allowances during the fiscal years ended January 31, 2009, 2010 and 2011, respectively, of which $6.4 million, $5.1 million and $4.7 million, respectively, represented advertising assistance allowances. The increase in fiscal year 2011 was due to increased use of instant rebates by vendors to drive sales. Over the past three years we have received funds from approximately 50 vendors, with the terms of the programs ranging between one month and one year.

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

Year ended January 31, 2011 compared to the year ended January 31, 2010

Executive overview

This overview is intended to provide an executive level overview of our operations for our fiscal year ended January 31, 2011. Our performance during fiscal 2011 was impacted by the slowdown in the economy and rising unemployment in our markets that occurred during the year. Following are significant financial items in management’s view:

•

Our revenues for the fiscal year ended January 31, 2011, decreased by 9.5%, or $83.5 million, from fiscal year 2010, to $790.5 million due primarily to a decline in product sales and related reduction in repair service agreement commissions. Sales declined during the year largely as a result of the slowdown in the economic conditions in our markets, and tighter credit underwriting standards implemented during the year to improve the credit quality of our customer receivable portfolio. Our same store sales declined 9.6% in the fiscal year ended January 31, 2011, as compared to an decrease of 13.8% for fiscal 2010, with the sharpest decline occurring in the third quarter, when same store sales fell 16.3% as compared to the third quarter of fiscal 2010. Same store sales increased by 5.2% in the fourth quarter of fiscal 2011 as compared to the same quarter of fiscal 2010.

•

Finance charges and other decreased 10.1% for the fiscal year ended January 31, 2011, when compared to the prior fiscal year, primarily due to a decrease in interest income and fees as the average interest income and fee yield earned on the portfolio fell from 18.2% for the year ended January 31, 2010, to 17.1%, for the year January 31, 2011, and the average balance of customer accounts receivable outstanding during the year ended January 31, 2011 fell 6.0%, as compared to the prior year. The interest income and fee yield fell as a result of the higher level of charge-offs experienced, resulting in an increase in the reversal of accrued interest and increased reserves for uncollectible interest, and the reduced amount of new credit accounts originated in the year ended January 31, 2011, as compared to the prior fiscal year.

•	Our gross margin, defined as total revenues less cost of goods and parts sold, was 38.4% for fiscal 2011, a increase from 37.7% in fiscal 2010, primarily as a result of:

•

Retail gross margin increased from 23.6% in the year ended January 31, 2010, to 24.8% in fiscal year 2011, which positively impacted the total gross margin by 91 basis points. The increased retail gross margin was partially offset by a $1.7 million inventory write-down related to a realignment of the Company’s track inventory product line. The write-down negatively impacted our retail gross margin by approximately 25 basis points, and

•

a change in the revenue mix in the year ended January 31, 2011, such that higher gross margin finance charge and other revenues contributed a lesser percentage of total revenues, partially offset by reduced revenue contribution from repair service agreement commissions, which contributed a smaller percentage of total revenues, and resulted in an decrease in the total gross margin of approximately 29 basis points;

•

During the fiscal year ended January 31, 2011, Selling, general and administrative (SG&A) expense decreased $18.4 million, though it increased as a percent of revenues to 29.8% from 29.0% in the prior year period, primarily due to the deleveraging effect of the decline in total revenues. The litigation reserve accrual recorded in the prior year period accounted for $4.9 million of the change in SG&A expense. The remainder of the reduction in SG&A expense was driven primarily by lower compensation and related expense, reduced depreciation expense and reduced property and casualty insurance expense. These decreases were partially offset by increased expense from the increased use of contract delivery and installation services and increased advertising agency fees;

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

•

On March 29, 2011, the Company’s board of directors approved a plan that calls for the closing of five of the Company’s underperforming retail locations and allowing the leases to expire on two other locations that do not perform at a level the Company expects for mature store locations. The stores that are being closed have average annual retail revenues over the last three years of $5.1 million as compared to an average of $10.4 million for our other non-clearance center locations, and typically have not contributed to the Company’s pretax income. After the closures and lease expirations, the Company will have a total of 69 retail stores. The store closings will all be in Texas, with one being located in the San Antonio market, two in the Austin market and four in the Dallas market. Based on the decision to close five store locations, in conjunction with the Company’s review of long-lived assets for potential impairment, the Company determined that it was appropriate to record an impairment charge of approximately $2.3 million related to the long-lived assets at the stores that are being closed.

•

During the past year we explored multiple opportunities in the capital markets to allow us to refinance our borrowing facilities. As a result, we incurred expenses related to working with bankers, lawyers, accountants and other professional service providers to review and pursue the various alternatives presented. Given our decision to pursue the financing transactions that were completed in the fourth quarter, we wrote off the costs incurred related to financing alternatives considered, but not completed and the unamortized financing fees associated with the terminated securitization program;

•

As we experienced an improvement in our credit portfolio performance (specifically, the trends in the delinquency rate, payment rate and percent of the portfolio reaged) since fiscal 2010, the Provision for bad debts decreased by $3.8 million for the year ended January 31, 2011, from $36.8 million in the prior year. While our total net charge-offs of customer and non-customer accounts receivable increased by $5.7 million compared to the prior fiscal year, due to the improvements mentioned above and the decline in the balance of our portfolio, our total allowance for bad debts declined approximately $1.6 million during the year ended January 31, 2011, after absorbing the higher net charge-offs incurred during the period;

•

Net interest expense increased in fiscal 2011, by $6.1 million or 27.7% over prior year primarily due to increased amortization expense of $2.1 million and $1.6 million in fees paid to the lenders that provided the variable funding note under our terminated securitization facility. Interest expense was also impacted by the higher effective interest rate on our debt impacted by the higher interest rate on the term loan that was entered into in November, 2010.

•	The provision for income taxes was negatively impacted by the effect of the taxes for the state of Texas, which are based on gross margin, instead of income before taxes.

Operational changes and outlook

We have implemented, continued to focus on, or modified operating initiatives that we believe will positively impact future results, including:

•

Reviewing our existing store locations to ensure the customer demographics and retail sales opportunity are sufficient to achieve our store performance expectations, and selectively closing or relocating stores to achieve those goals:

•

Augmenting our credit offerings through the use of third-party consumer credit providers to provide flexible financing options to meet the varying needs of our customers, while focusing the use of our credit program to offer credit to customers where third-party programs are not available; and

We currently plan to close five of our underperforming retail locations and allow the leases to expire on two other locations that do not perform at the level we expect for mature store locations. The stores that are being closed have average annual retail revenues over the last three years of $5.1 million as compared to an average of $10.4 million our other non-clearance center locations and typically have not contributed to our pretax income. After the closures and lease expirations, we will have a total of 69 retail stores. The store closings will all be in Texas, with one being located in the San Antonio market, two in the Austin market and four in the Dallas market.

While we benefited from our operations being concentrated in the Texas, Louisiana and Oklahoma region in the earlier months of 2009, recent weakness in the national and state economies, including instability in the financial markets, declining consumer confidence and the volatility of oil prices, have and will present significant challenges to our operations in the coming quarters. Specifically, future sales volumes, gross profit margins and credit portfolio performance could be negatively impacted, and thus impact our overall profitability. Additionally, declines in our future operating performance could impact compliance with our credit facility covenants. As a result, while we will strive to maintain our market share, improve credit portfolio performance and reduce expenses, we will also work to maintain our access to the liquidity necessary to maintain our operations through these challenging times.

Results of operations

The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated.

	Year ending January 31,
	2009	2010	2011
Revenues:
Product sales	77.6%	76.2%	77.0%
Service maintenance agreement commissions (net)	4.2	3.8	3.6
Service revenues	2.2	2.6	2.1

Total net sales	84.0	82.6	82.7

Finance charges and other	16.0	17.4	17.3

Total revenues	100.0	100.0	100.0

Cost and expenses:
Cost of goods sold, including warehousing and occupancy costs	60.6	61.1	60.6
Cost of parts sold, including warehousing and occupancy costs	1.0	1.2	1.0
Selling, general and administrative expense	26.4	29.0	29.8
Goodwill impairment	0.0	1.1	0.0
Impairment of long-lived assets	0.0	0.0	0.3
Costs related to financing facilities terminated and transactions not completed	0.0	0.0	0.5
Provision for bad debts	2.9	4.2	4.2

Total costs and expenses	90.9	96.6	96.4

Operating income	9.1	3.4	3.6
Interest expense	2.6	2.5	3.6
Other (income) expense	0.0	0.0	0.0

Income before income taxes	6.5	0.9	(0.0)
Provision for income taxes	2.4	0.5	0.1

Net income (loss)	4.1%	0.4%	(0.1)%

Analysis of consolidated statements of operations

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

The following table presents certain operations information, on a consolidated and segment basis, in dollars and percentage changes from year to year:

Total Consolidated:

	Year Ended January 31,			2010 vs. 2009 Incr/(Decr)		2011 vs. 2010 Incr/(Decr)
(Dollars in thousands)	2009	2010	2011	Amount	Pct	Amount	Pct
Revenues
Product sales	$743,729	$666,381	$608,443	($77,348)	(10.4)%	($57,938)	(8.7)%
Repair service agreement commissions (net)	40,199	33,272	28,788	(6,927)	(17.2)	(4,484)	(13.5)
Service revenues	21,121	22,115	16,487	994	4.7	(5,628)	(25.4)

Total net sales	805,049	721,768	653,718	(83,281)	(10.3)	(68,050)	(9.4)

Finance charges and other	153,479	152,211	136,806	(1,268)	(0.8)	(15,405)	(10.1)

Total revenues	958,528	873,979	790,524	(84,549)	(8.8)	(83,455)	(9.5)
Cost and expenses
Cost of goods and parts sold	590,061	544,700	487,181	(45,361)	(7.7)	(57,519)	(10.6)

Gross Profit	368,467	329,279	303,343	(39,188)	(10.6)	(25,936)	(7.9)
Gross Margin	38.4%	37.7%	38.4%
Selling, general and administrative expense	241,631	240,910	222,331	(721)	(0.3)	(18,579)	(7.7)
Depreciation	11,518	12,597	12,769	1,079	9.4	172	1.4
Goodwill impairment	—	9,617	—	9,617	N/A	(9,617)	N/A
Costs related to financing facilities terminated and transactions not completed	—	—	2,321	—	N/A	2,321	N/A
Financing cost write-off	—	—	4,283	—	N/A	4,283	N/A
Provision for bad debts	27,952	36,843	33,054	8,891	31.8	(3,789)	(10.3)

Operating income	87,366	29,312	28,585	(58,054)	(66.4)	(727)	(2.5)
Operating Margin	9.1%	3.4%	3.6%
Interest expense	24,620	21,986	28,081	(2,634)	N/A	6,095	27.7
Other (income) expense	117	(123)	339	(240)	(205.1)	462	(375.6)

Income before income taxes	$62,629	$7,449	$165	$(55,180)	(88.1)	$(7,284)	(97.8)

Retail Segment

(Dollars in thousands)	Year Ended January 31,			2010 vs. 2009 Incr/(Decr)		2011 vs. 2010 Incr/(Decr)
	2009	2010	2011	Amount	Pct	Amount	Pct
Revenues
Product sales	$743,729	$666,381	$608,443	$(77,348)	(10.4)%	$(57,938)	(8.7)%
Repair service agreement commissions (net) (a)	50,778	44,119	42,305	(6,659)	(13.1)	(1,814)	(4.1)
Service revenues	21,121	22,115	16,487	994	4.7	(5,628)	(25.4)

Total net sales	815,628	732,615	667,235	(83,013)	(10.2)	(65,380)	(8.9)

Finance charges and other	2,161	532	857	(1,629)	(75.4)	325	61.1

Total revenues	817,789	733,147	668,092	(84,642)	(10.4)	(65,055)	(8.9)

Costs and Expenses
Cost of goods and parts sold	590,061	544,700	487,181	(45,361)	(7.7)	(57,519)	(10.6)

Gross Profit	227,728	188,447	180,911	(39,281)	(17.2)	(7,536)	(4.0)
Gross Margin	27.8%	25.7%	27.1%
Selling, general and administrative expense (b)	181,680	179,861	158,747	(1,819)	(1.0)	(21,114)	(11.7)
Depreciation	11,218	12,288	12,316	1,070	9.5	28	0.2
Goodwill impairment	—	9,617	—	9,617	N/A	(9,617)	N/A
Impairment of long-lived assets	—	—	2,321	—	N/A	2,321	N/A
Provision for bad debts	160	97	500	(63)	(39.4)	403	415.5

Operating income (loss)	34,670	(13,416)	7,027	(48,086)	(138.7)	20,443	(152.4)
Operating Margin	4.2%	-1.8%	1.1%
Other (income) expense	117	(123)	339	(240)	(205.1)	462	(375.6)

Segment income (loss) before income taxes	$34,553	$(13,293)	$6,688	$(47,846)	(138.5)	$19,981	(150.3)

Credit Segment

(Dollars in thousands)	Year Ended January 31,			2010 vs. 2009 Incr/(Decr)		2011 vs. 2010 Incr/(Decr)
	2009	2010	2011	Amount	Pct	Amount	Pct
Repair service agreement commissions (net) (a)	$(10,579)	$(10,847)	$(13,517)	$(268)	2.5%	$(2,670)	24.6%

Total net sales	(10,579)	(10,847)	(13,517)	(268)	2.5	(2,670)	24.6

Finance charges and other	151,318	151,679	135,949	361	0.2	(15,730)	(10.4)

Total revenues	140,739	140,832	122,432	93	0.1	(18,400)	(13.1)

Selling, general and administrative expense	59,951	61,049	63,584	1,098	1.8	2,535	4.2
Depreciation	300	309	453	9	3.0	144	46.6
Costs related to financing facilities terminated and transactions not completed	—	—	4,283	—	N/A	4,283	N/A
Provision for bad debts	27,792	36,746	32,554	8,954	32.2	(4,192)	(11.4)

Operating income	52,696	42,728	21,558	(9,968)	(18.9)	(21,170)	(49.5)
Operating Margin	37.4%	30.3%	17.6%
Interest expense	24,620	21,986	28,081	(2,634)	(10.7)	6,095	27.7

Segment income (loss) before income taxes	$28,076	$20,742	$(6,523)	$(7,334)	(26.1)	$(27,265)	(131.4)

(a)

Retail repair service agreement commissions exclude repair service agreement cancellations that are the result of consumer credit account charge-offs. These amounts are reflected in repair service agreement commissions for the credit segment.

(b)

Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $7.8 million, $7.4 million and $9.4 million for the fiscal years ended January 31, 2011, 2010 and 2009, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $17.5 million, $18.6 million and $17.4 million for the fiscal years ended January 31, 2011, 2010 and 2009, respectively.

Year ended January 31, 2011 compared to the year ended January 31, 2010.

Refer to the above Analysis of consolidated statements of operations while reading the operations review on a year-by-year basis.

	Year ending January 31,		Change
(Dollars in Millions)	2010	2011	$	%
Net sales	$721.8	$653.7	(68.1)	(9.4)
Finance charges and other	152.2	136.8	(15.4)	(10.1)

Revenues	$874.0	$790.5	(83.5)	(9.5)

The $68.1 million decrease in net sales was made up of the following:

•	a $67.3 million decrease resulted from a same store sales decrease of 9.6%,

•

a $5.6 million increase generated by four retail locations that were not open for twelve consecutive months in each period. Two new locations were opened subsequent to February 1, 2009 and two of our clearance centers were closed subsequent to February 1, 2009;

•	a $0.8 million decrease resulted from a decrease in discounts on promotional credit sales, and

•	a $5.6 million decrease resulted from an decrease in service revenues.

The components of the $68.1 million decrease in net sales were a $57.9 million decrease in product sales and a $10.2 million net decrease in repair service agreement commissions and service revenues. The $57.9 million decrease in product sales resulted from the following:

•

approximately $109.5 million decrease attributable to an overall decrease in the average unit price. The decrease was due primarily to declines in the average unit price in consumer electronics, furniture, bedding and track. Track saw the largest decline with a 22.0% drop in the average unit price, and

•

approximately $51.6 million increase attributable to an overall increases in unit sales, due primarily to increases in furniture and track sales, partially offset by reduced sales of appliances and deliveries

The $10.2 million decrease in repair service agreement commissions and service revenues resulted primarily from the following:

•	a $1.9 million decrease in the repair service agreement commissions of the retail segment due primarily to the decline in product sales,

•	a $2.7 million decrease in the repair service agreement commissions of the credit segment due to the higher level of credit charge-offs experienced, and

•	a $5.6 million decrease in the service revenues of the retail segment due primarily to the increased use of third-party servicers to provide timely product repairs to our customers.

The following table presents the makeup of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

	Year Ended January 31,
	2010		2011		Percent Increase
(Dollars in millions)	Amount	Percent	Amount	Percent
Category
Consumer electronics	$262.3	36.3%	$222.7	34.1%	(15.1	)%(1)
Home appliances	208.2	28.8	183.3	28.0	(12.0	) (2)
Track	97.3	13.5	95.8	14.7	(1.5	) (3)
Furniture and mattresses	68.1	9.5	75.9	11.6	11.5	(4)
Other	30.5	4.2	30.7	4.7	0.7	(5)

Total product sales	666.4	92.3	608.4	93.1	(8.7)
Repair service agreement commissions (net)	33.3	4.6	28.8	4.4	(13.5	) (6)
Service revenues	22.1	3.1	16.5	2.5	(25.3	) (7)

Total net sales	$721.8	100.0%	$653.7	100.0%	(9.4)%

(1)	This decrease is due to a 13.6% decline in average selling prices on flat-panel televisions and a 1.6% decrease in total units sold.
(2)	The home appliance category declined due to lower unit sales across the category as the appliance market in general showed continued weakness.
(3)

The decrease in track sales (consisting largely of computers, computer peripherals, video game equipment, portable electronics and small appliances) is driven primarily by reduced sales of video game equipment, GPS device, camera, camcorder and audio equipment sales. Sales from netbooks and desktop and laptop computers were down slightly as lower average selling prices offset a 4.1% increase in unit sales of these products.

(4)	The growth in furniture and mattress sales was driven by the addition of in-store specialists focused on this category, improved store displays and expanded product selection.
(5)	Other category includes lawn and garden, delivery and other miscellaneous items. Lawn and garden sales increased while delivery revenues decreased on lower product sales volume.

(6)	The decline in repair service agreement commissions was driven largely by the decline in product sales and increased cancellations of these agreements as a result of higher credit charge-offs.
(7)	Service revenues decreased as we increased our use of third-party service providers to provide timely product repairs for our customers

	Year ending January 31,		Change
(Dollars in Millions)	2010	2011	$	%
Interest income and fees	$135.2	$119.7	(15.5)	(11.5)
Insurance commissions	16.5	16.2	(0.3)	(1.9)
Other income	0.5	0.9	0.4	80.0

Finance charges and other	$152.2	$136.8	(15.4)	(11.3)

Note: Interest income and fees and insurance commissions are included in Finance charges and other for the credit segment, while Other income is included in Finance charges and other for the retail segment.

The decrease in Interest income and fees of the credit segment resulted primarily from a 6.0% decrease in the average balance of customer accounts receivable outstanding for fiscal year 2011 and a decline in the average interest income and fee yield from 18.2% for the fiscal year ended January 31, 2010 to 17.1% for the fiscal year ended January 31, 2011. The interest income and fee yield dropped as a result of the higher level of charge-offs experienced, resulting in an increase in the reversal of accrued interest and increased reserves for uncollectible interest.

	Year ending January 31,
(Dollars in Millions)	2010	2011
Interest income and fees (a)	$135.2	$119.7
Net charge-offs (b)	(28.9)	(34.6)
Borrowing costs (c )	(22.0)	(28.1)

Net portfolio yield	$84.3	$57.0

Average portfolio balance	$743.8	$699.3
Portfolio yield %	18.2%	17.1%
Net charge-off %	3.9%	5.0%

(a)	Included in Finance charges and other.
(b)	Included in Provision for bad debts.
(c)	Included in Interest expense.

	Year ending January 31,		Change
(Dollars in Millions)	2010	2011	$	%
Cost of goods sold	$534.3	$479.4	(54.9)	(10.3)
Product gross margin percentage	19.8%	21.2%		1.4%

Product gross margin increased as a percent of product sales from the 2010 to 2011 driven by our focus on improving pricing discipline on the sales floor while maintaining competitive pricing in the marketplace, partially offset by a $1.7 million inventory write-down related to a realignment of our track inventory product line.

	Year ending January 31,		Change
(Dollars in Millions)	2010	2011	$	%
Cost of service parts sold	$10.4	$7.8	(2.6)	(25.2)
As a percent of service revenues	47.0%	47.2%		0.2%

This decrease was due primarily to a 34.6% decrease in parts revenues. Parts sales decreased slightly as a percentage of service revenues from 37.9% in the 2010 period to 37.8% in the 2011 period.

	Year ending January 31,		Change
(Dollars in Millions)	2010	2011	$	%
Selling, general and administrative expense - Retail	$192.1	$171.1	(21.0)	(10.9)
Selling, general and administrative expense - Credit	61.4	64.0	2.6	4.2

Selling, general and administrative expense - Total	$253.5	$235.1	(18.4)	(7.3)

As a percent of total revenues	29.0%	29.8%		0.8%

During the fiscal year ended January 31, 2011, Selling, general and administrative (SG&A) expense decreased $18.4 million, though it increased as a percent of revenues to 29.8% from 29.0% in the prior year period, primarily due to the deleveraging effect of the decline in total revenues. The litigation reserve accrual recorded in the prior year period accounted for $4.9 million of the change in SG&A expense. The remainder of the reduction in SG&A expense was driven primarily by lower compensation and related expense, reduced depreciation expense and reduced property and casualty insurance expense. These decreases were partially offset by increased expense from the increased use of contract delivery and installation services and increased advertising agency fees.

Significant SG&A expense increases and decreases related to specific business segments included the following:

Retail Segment

The following are the significant factors affecting the retail segment:

•

Total compensation costs and related expenses decreased approximately $18.9 million from the prior year, primarily due to reduced sales volume and as we increased our use of third-parties to provide certain delivery and transportation services;

•	Contract delivery and installation costs increased approximately $4.5 million from the prior year as we increased our use of third-parties to provide these services; and

•	Vehicle expenses decreased by approximately $1.4 million as we reduced the age and size of our vehicle fleet.

Credit Segment

The following are the significant factors affecting the credit segment:

•

Total compensation costs and related expenses increased approximately $2.9 million from the prior year as staffing was increased to address increased levels of delinquencies in the challenging economic environment;

•	Bank and credit card fees increased approximately $0.4 million from the prior year as more customers made payments using credit cards; and

•	Form printing and purchases and related postage decreased approximately $0.6 million as collection efforts did not utilize letter mailings to the same extent as the prior period.

	Year ending January 31,		Change
(Dollars in Millions)	2010	2011	$	%
Goodwill impairment	$9.6	$—	(9.6)	100.0

During fiscal year 2010, we determined, as a result of the sustained decline in our market capitalization and the current challenging economic environment and its impact on our comparable store sales, credit portfolio performance and operating results, that an interim goodwill impairment test was necessary. We concluded from our analysis that our goodwill was impaired and recorded a $9.6 million charge to write-off the carrying amount of our goodwill. Since our goodwill was attributable to our acquisition of credit insurance operations and a portion of the credit portfolio, the impairment charge is reflected in our credit segment.

	Year ending January 31,		Change
(Dollars in Millions)	2010	2011	$	%
Impairment of long-lived assets	$—	$2.3	2.3	100.0

During fiscal year 2011, based on our decision to close five store locations, in conjunction with our review of long-lived assets for potential impairment, we determined that it was appropriate to record an impairment charge related to the long-lived assets, primarily leasehold improvements, at the stores that we currently plan to close.

	Year ending January 31,		Change
(Dollars in Millions)	2010	2011	$	%
Costs related to financing facilities terminated and transactions not completed	$—	$4.3	4.3	100.0

During the past year we explored multiple opportunities in the capital markets to allow us to refinance our borrowing facilities. As a result, we incurred expenses related to working with bankers, lawyers, accountants and other professional service providers to review and pursue the various alternatives presented. Given our decision to pursue the financing transactions that were completed in the fourth quarter, we wrote off the costs incurred related to financing alternatives considered, but not completed and the unamortized financing fees associated with the terminated securitization program;

	Year ending January 31,		Change
(Dollars in Millions)	2010	2011	$	%
Provision for bad debts	$36.8	$33.0	(3.8)	(10.3)
As a percent of total revenues	4.2%	4.2%		0.0%

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $97,000 and $500,000 for the year ended January 31, 2010 and 2011, respectively, included in the results of operations for the retail segment.

As we experienced an improvement in our credit portfolio performance (specifically, the trends in the delinquency rate, payment rate and percent of the portfolio reaged) since fiscal 2010, the Provision for bad debts decreased by $3.8 million for the year ended January 31, 2011, from $36.8 million in the prior year. While our total net charge-offs of customer and non-customer accounts receivable increased by $5.7 million compared to the prior fiscal year, due to the improvements mentioned above and the decline in the balance of our portfolio, our total allowance for bad debts declined approximately $1.6 million during the year ended January 31, 2011, after absorbing the higher net charge-offs incurred during the period.

	Year ending January 31,		Change
(Dollars in Millions)	2010	2011	$	%
Interest expense net	$22.0	$28.1	6.1	27.7
As a percent of total revenues	2.5%	3.6%		1.1%

All of our interest expense, net, is included in the results of operations for the credit segment.

The increase in interest expense was due primarily to fees paid to the lenders providing the variable funding note under our former securitization facility and an increase deferred financing fee amortization expense. Interest expense was also impacted by the higher interest rate incurred on the term note that was entered into in November, 2010.

	Year ending January 31,		Change
(Dollars in Millions)	2010	2011	$	%
Provision for income taxes	$3.9	$1.2	(2.7)	(69.9)
As a percent of income before taxes	52.4%	711.5%		659.2%

The decline in provision for income taxes was primarily driven by the decline in income before income taxes. The effective tax rate was higher during the 2011 period because taxes for the State of Texas are based on gross margin and are not affected by changes in income before income taxes.

Year ended January 31, 2010 compared to the year ended January 31, 2009.

Refer to the above Analysis of consolidated statements of operations while reading the operations review on a year-by-year basis.

	Year ended January 31,		Change
(Dollars in Millions)	2009	2010	$	%
Net sales	$805.1	$721.8	(83.3)	(10.3)%
Finance charges and other	153.5	152.2	(1.3)	(0.8)%

Revenues	$958.6	$874.0	(84.6)	(8.8)%

The $83.3 million decrease in net sales was made up of the following:

•	a $104.5 million decrease resulted from a same store sales decrease of 13.8%,

•	a $20.2 million increase generated by nine retail locations that were not open for twelve consecutive months in each period,

•	a $1.0 million increase resulted from an increase in service revenues.

The components of the $83.3 million decrease in net sales were a $77.4 million decrease in product sales and a $5.9 million net decrease in repair service agreement commissions and service revenues. The $77.4 million decrease in product sales resulted from the following:

•

approximately $41.3 million decrease attributable to an overall decrease in the average unit price. The decrease was due primarily to declines in the average unit price in consumer electronics, furniture, bedding and track, partially offset by an increase in the average unit price for appliances. Consumer electronics, driven primarily by televisions, saw the largest decline with a 26.0% drop in the average unit price, and

•

approximately $36.1 million was attributable to decreases in unit sales, due primarily to reduced sales in appliances and track unit sales, partially offset by increases in consumer electronics (especially flat-panel televisions), furniture and bedding sales.

The $5.9 million decrease in repair service agreement commissions and service revenues consisted of:

•

a $6.6 million decrease in the repair service agreement commissions of the retail segment due primarily to the decline in product sales and due to reduced emphasis on this product as a result of our monitoring of the program offered to consumers and the training of our sales associates, in response to the Texas Attorney General’s litigation;

•	a $0.3 million decrease in the repair service agreement commissions of the credit segment due to the higher level of charge-offs experienced; and

•	$1.0 million increase in the service revenues of the retail segment due primarily to increased parts sales.

The following table presents the makeup of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

	Year Ended January 31,
(Dollars in Millions)	2009		2010		Percent Increase
	Amount	Percent	Amount	Percent
Category

Consumer electronics	$305.1	37.9%	$262.3	36.3%	(14.0	)%(1)
Home appliances	221.5	27.5	208.2	28.8	(6.0	) (2)
Track	109.8	13.6	97.3	13.5	(11.4	) (3)
Furniture and mattresses	68.9	8.6	68.1	9.5	(1.2	) (4)
Other	38.5	4.8	30.5	4.2	(20.8	) (5)

Total product sales	743.8	92.4	666.4	92.3	(10.4)
Repair service agreement commissions (net)	40.2	5.0	33.3	4.6	(17.2	) (6)
Service revenues	21.1	2.6	22.1	3.1	4.7	(7)

Total net sales	$805.1	100.0%	$721.8	100.0%	(10.3)%

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
(5)

Other category includes lawn and garden, delivery and other miscellaneous items. This category declined primarily due to reduced generator sales as we benefited from an increase in sales of generators in the areas affected by the hurricanes in the prior fiscal year that impacted certain of our markets. Additionally, lower lawn and garden sales due to the drought conditions experienced in many of our markets impacted sales in this category. The decline was also impacted by a reduction in the total number of deliveries due largely to the overall decline in sales.

(6)

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

(7)	This increase was driven by an increase in the cost of parts used to repair higher-priced technology (flat-panel televisions, etc.).

	Year ending January 31,		Change
(Dollars in Millions)	2009	2010	$	%
Interest income and fees	$131.3	$135.2	3.9	3.0
Insurance commissions	20.0	16.5	(3.5)	(17.5)
Other income	2.2	0.5	(1.7)	(77.3)

Finance charges and other	$153.5	$152.2	(1.3)	(0.8)

Note: Interest income and fees and insurance commissions are included in Finance charges and other for the credit segment, while Other income is included in Finance charges and other for the retail segment.

The increase in Interest income and fees of the credit segment resulted primarily from a 6.8% increase in the average balance of customer accounts receivable outstanding for fiscal year 2010, partially offset by a decline in the average interest income and fee yield from 18.9% for the fiscal year ended January 31, 2009 to 18.2% for the fiscal year ended January 31, 2010. The interest income and fee yield dropped as a result of the higher level of charge-offs experienced during the fiscal 2010 period.

Insurance commissions of the credit segment have declined due to lower front-end commissions as a result of the decline in sales, lower retrospective commissions, which were negatively impacted by higher claims filings due to Hurricanes Gustav and Ike, and lower interest earnings on funds held by the insurance company for the payment of claims.

Other income of the retail segment declined primarily due to lower retrospective commissions on our repair service agreements which were negatively impacted by higher repair and exchange claims experience.

The following table provides key portfolio performance information for the year ended January 31, 2010 and 2009:

	Year ending January 31,
(Dollars in Millions)	2009	2010

Interest income and fees (a)	$131.3	$135.2
Net charge-offs (b)	(22.4)	(28.9)
Borrowing costs (c)	(24.1)	(22.0)

Net portfolio yield	$84.8	$84.3

Average portfolio balance	$696.2	$743.8
Portfolio yield %	18.9%	18.2%
Net charge-off %	3.2%	3.9%

(a)	Included in Finance charges and other.
(b)	Included in Provision for bad debts.
(c)	Included in Interest expense.

	Year ending January 31,		Change
(Dollars in Millions)	2009	2010	$	%
Cost of goods sold	$580.4	$534.3	(46.1)	(7.9)
Product gross margin percentage	22.0%	19.8%		2.2%

The product gross margin percentage decreased from the 2009 period to the 2010 period due to a highly competitive retail environment driven by increased competition for market share.

	Year ending January 31,		Change
(Dollars in Millions)	2009	2010	$	%
Cost of service parts sold	$9.6	$10.4	0.8	8.3
As a percent of service revenues	45.5%	47.0%		(1.5)%

This increase was due primarily to a 15.9% increase in parts sales. Parts sales also increased as a percentage of service revenues from 35.5% in the 2009 period to 39.3% in the 2010 period.

	Year ending January 31,		Change
(Dollars in Millions)	2009	2010	$	%
Selling, general and administrative expense - Retail	$192.9	$192.1	(0.8)	(0.4)
Selling, general and administrative expense - Credit	$60.2	$61.4	1.2	2.0

Selling, general and administrative expense - Total	$253.1	$253.5	0.4	0.2

As a percent of total revenues	26.4%	29.0%		(2.6)%

The increase in SG&A expense was largely attributable to a $4.9 million increase in our litigation reserves to reflect the amount that was required to settle the outstanding Texas Attorney General litigation, the addition of new stores since February 1, 2008, and related increases in employee and employee-related expenses, partially offset by $1.3 million of expenses, net of insurance proceeds, incurred related to the hurricanes in the prior year, and lower advertising, postage, utilities, telephone and fuel expenses in the fiscal year ended January 31, 2010. Additionally, as a result of the decreased product sales volume in the current year, sales compensation as a percentage of revenues increased as reduced commissions were more than offset by minimum wage payment requirements. SG&A expense increased as a percent of revenues due to the general de-leveraging effect of the decline in same store sales.

Significant SG&A expense increases and decreases related to specific business segments included the following:

Retail Segment

The following are the significant factors affecting the retail segment:

•	There was an increase in litigation reserves of $4.9 million for the settlement of the Texas Attorney General litigation.

•	Net advertising expense decreased by approximately $4.3 million from the 2009 period.

•	Total compensation costs and related expenses decreased approximately $3.1 million from the 2009 period, primarily due to the reduced sales volume.

•	Total occupancy expenses increased approximately $1.8 million, primarily as a result of the stores opened during fiscal 2009 and fiscal 2010.

•	Bank and credit card fees increased by approximately $1.5 million from the 2009 period, primarily due to the use of the third-party finance providers for certain of our interest-free programs.

•	The reimbursement received from the credit segment increased approximately $1.2 million due to the growth in the credit portfolio.

Credit Segment

The following are the significant factors affecting the credit segment:

•

Total compensation costs and related expenses increased approximately $2.4 million from the 2009 period as staffing was increased to address increased levels of delinquencies in the challenging economic environment.

•	The reimbursement of SG&A expenses to the retail segment increased approximately $1.2 million due to growth in the credit portfolio.

•

Corporate overhead expenses allocated decreased approximately $2.2 million, primarily due to the reduction of expenses related to the hurricanes which occurred in the prior year and a reduced bonus payout.

	Year ending January 31,		Change
(Dollars in Millions)	2009	2010	$	%
Goodwill impairment	$—	$9.6	9.6	100.0

During the three months ended October 31, 2009, we determined, as a result of the sustained decline in our market capitalization and the current challenging economic environment and its impact on our comparable store sales, credit portfolio performance and operating results, that an interim goodwill impairment test was necessary. We concluded from our analysis that our goodwill was impaired and recorded a $9.6 million charge to write-off the carrying amount of our goodwill. Since our goodwill was attributable to our acquisition of credit insurance operations and a portion of

	Year ending January 31,		Change
(Dollars in Millions)	2009	2010	$	%
Provision for bad debts	$28.0	$36.8	8.8	31.4
As a percent of total revenues	2.9%	4.2%		1.3%

The provision for bad debts is primarily related to our credit segment, with approximately $0.1 million and $0.2 million for the fiscal years ended January 31, 2010 and 2009, respectively, included in the results of operations for the retail segment.

The provision for bad debts on Other receivables and Customer receivables increased primarily as a result of the increase in actual and expected net credit charge-offs on customer receivables. Actual net charge-offs increased approximately $6.6 million, or 29.4%, in fiscal 2010, compared to fiscal 2009. As a result of credit portfolio performance and expectations about future net charge-offs, the bad debt and uncollectible interest reserves for receivables were increased, as a percent of the customer receivable balance, to 5.0% at January 31, 2010, from 3.6% at January 31, 2009.

	Year ending January 31,		Change
(Dollars in Millions)	2009	2010	$	%
Interest expense net	$24.6	$22.0	(2.6)	(10.6)
As a percent of total revenues	2.6%	2.8%		0.2%

All of our interest expense, net, is included in the results of operations for the credit segment.

The decrease in net interest expense was driven by a decrease in outstanding debt balances during the year ended January 31, 2010, as compared to the prior fiscal year.

	Year ending January 31,		Change
(Dollars in Millions)	2009	2010	$	%
Provision for income taxes	$23.3	$3.9	(19.4)	(83.3)
As a percent of income before taxes	37.2%	52.4%		15.2%

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

Seasonality and quarterly results of operations

Our business is somewhat seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31, due primarily to the holiday selling season. In addition, historically our results of operations and portfolio performance for our first fiscal quarter are stronger than for our second fiscal quarter. Over the four quarters of fiscal 2011, gross margins were 40.7%, 37.5%, 40.0% and 35.7%. During the same period, operating margins were 7.8%, 4.5%, 0.0% and 1.8%. Our quarterly results may fluctuate materially depending on factors such as the following:

•	timing of new product introductions, new store openings and store relocations;

•	sales contributed by new stores;

•	increases or decreases in comparable store sales;

•	adverse weather conditions;

•	shifts in the timing of certain holidays or promotions;

•	one-time charges incurred, such as financing cost write offs incurred in the third quarter of fiscal 2011; and

•	changes in our merchandise mix.

Results for any quarter are not necessarily indicative of the results that may be achieved for a full year.

The following tables set forth certain unaudited quarterly statement of operations information for the eight quarters ended January 31, 2011. The unaudited quarterly information has been prepared on a consistent basis, includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal Year 2011 (A)
	Quarter Ended
(Dollars in thousands, except per share amounts)	Apr. 30	Jul. 31	Oct. 31	Jan. 31

Revenues
Product sales	$149,015	$164,661	$125,816	$168,951
Repair service agreement commissions (net)	7,917	8,341	6,035	6,495
Service revenues	4,757	4,183	3,769	3,778

Total net sales	161,689	177,185	135,620	179,224

Finance charges and other	34,860	34,640	33,141	34,165

Total revenues	196,549	211,825	168,761	213,389

Percent of annual revenues	24.9%	26.8%	21.3%	27.0%

Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	114,157	130,217	99,546	135,482
Cost of service parts sold, including warehousing and occupancy costs	2,372	2,116	1,642	1,649
Selling, general and administrative expense	58,395	60,969	55,288	60,448
Impairment of long-lived assets	—	—	—	2,321
Costs related to financing facilities terminated and transactions not completed	—	—	2,896	1,387
Provision for bad debts	6,274	9,048	9,372	8,360

Total cost and expenses	181,198	202,350	168,744	209,647

Operating income	15,351	9,475	17	3,742

Operating profit as a % total revenues	7.8%	4.5%	0.0%	1.8%

Interest expense	5,783	6,730	7,722	7,846
Other (income) expense	171	11	(16)	173

Income (loss) before income taxes	9,397	2,734	(7,689)	(4,277)
Provision (benefit) for income taxes	3,604	1,128	(2,674)	(884)

Net income (loss)	$5,793	$1,606	$(5,015)	$(3,393)

Net income (loss) as a % of revenue	2.9%	0.8%	(3.0)%	(1.6)%

Outstanding shares:
Basic	22,475	22,484	22,484	28,741
Diluted	22,477	22,488	22,484	28,741

Earnings (loss) per share:
Basic	$0.26	$0.07	$(0.22)	$(0.12)
Diluted	$0.26	$0.07	$(0.22)	$(0.12)

(A)

The Company has revised the first three quarters of its fiscal year 2011 consolidated financial statements to correct its accounting for interest income on installment contracts included in Customer receivables. See Note 2 to the Company’s consolidated financial statements for further information.

	Fiscal Year 2010 (B)
	Quarter Ended
(Dollars in thousands, except per share amounts)	Apr. 30	Jul. 31	Oct. 31	Jan. 31

Revenues
Product sales	$184,817	$175,116	$148,207	$158,241
Repair service agreement commissions (net)	9,790	8,858	7,319	7,305
Service revenues	5,544	6,052	5,600	4,919

Total net sales	200,151	190,026	161,126	170,465

Finance charges and other	39,439	39,903	36,064	36,805

Total revenues	239,590	229,929	197,190	207,270

Percent of annual revenues	27.4%	26.3%	22.6%	23.7%

Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	145,870	140,761	120,964	126,704
Cost of service parts sold, including warehousing and occupancy costs	2,587	2,797	2,672	2,345
Selling, general and administrative expense	62,388	64,358	65,050	61,711
Goodwill impairment	—	—	9,617	—
Provision for bad debts	5,644	8,026	12,651	10,522

Total cost and expenses	216,489	215,942	210,954	201,282

Operating income (loss)	23,101	13,987	(13,764)	5,988

Operating profit (loss) as a % total revenues	9.6%	6.1%	(7.0)%	2.9%

Interest expense	5,354	5,690	5,649	5,293
Other income	(8)	(13)	(34)	(68)

Income (loss) before income taxes	17,755	8,310	(19,379)	763
Provision (benefit) for income taxes	6,568	3,232	(4,973)	(922)

Net income (loss)	$11,187	$5,078	$(14,406)	$1,685

Net income (loss) as a % of revenue	4.7%	2.2%	(7.3)%	0.8%

Outstanding shares:
Basic	22,447	22,454	22,459	22,466
Diluted	22,689	22,660	22,459	22,467

Earnings (loss) per share:
Basic	$0.50	$0.23	$(0.64)	$0.08
Diluted	$0.49	$0.22	$(0.64)	$0.07

(B)

The Company has revised its 2010 consolidated financial statements to correct its accounting for interest income on installment contracts included in Customer receivables. See Note 2 to the Company’s consolidated financial statements for further information.

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

Since we extend credit in connection with a large portion of our retail, repair service agreement and credit insurance sales, we enter into debt financing facilities to fund the customer receivables generated by the extension of credit. On November 30, 2010, we completed the following financing transactions:

•	A $375 million asset-based loan facility that matures in November 2013;

•	A $100 million second lien term loan that matures in November 2014; and

•	A $25 million subscription rights offering that resulted in the issuance of approximately 9.3 million shares of common stock.

A portion of the net proceeds of the financing transactions was utilized to retire the balances outstanding under our asset-backed securitization program and terminate the asset-backed securitization borrowing facilities.

During fiscal 2011, we expanded our asset-based revolving credit facility, which provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, from $210 million to $375 million and extended the maturity date to November 2013. The credit facility bears interest at LIBOR plus a spread ranging from 375 basis points to 400 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement, a net capital expenditures limit and a minimum availability requirement. With the expansion, certain of the covenants in the facility were changed and a minimum availability requirement was added. The leverage ratio covenant requirement was changed from a required maximum of 1.75 to 1.00 to a required maximum of 2.00 to 1.00. The fixed charge coverage ratio was changed from a minimum of 1.30 to 1.00 to 1.10 to 1.00. There is also now a minimum required availability of $25 million. Additionally, the agreement contains cross-default provisions, such that, any default under another of our credit facilities would result in a default under this agreement, and any default under this agreement would result in a default under those agreements. We expect, based on current facts and circumstances that we will be in compliance with the above covenants for the next 12 months. The weighted average interest rate on borrowings outstanding under the asset-based revolving credit facility at January 31, 2011, was 4.5%, including the interest expense associated with our interest rate swaps.

We entered into a $100 million second lien term loan, maturing in November 2014, which limits the combined borrowings under our asset-based revolving credit facility and the second lien term loan based on a borrowing base calculation that includes customer accounts receivable, inventory and real estate. The loan bears interest at the greater of LIBOR or 3.0%, plus a spread of 1150 basis points, which resulted in an interest rate of 14.5% at January 31, 2011. The agreement also contains certain prepayment penalties should we choose to prepay all or a portion of the term loan prior to its maturity date. If a prepayment is made prior to the first anniversary date, we would be required to pay a prepayment premium equal to the greater of interest owed for the remainder of the first year or 5% of the principal amount being paid. Prepayments made prior to the second, third and fourth anniversaries of the closing date of the loan would require prepayment premiums of 3%, 2% and 1% of the principal amount being paid, respectively, for prepayments occurring prior to each of those dates. The covenants under the term loan are consistent with the covenant requirement of the asset-based revolving credit facility. Additionally, the agreement contains cross-default provisions, such that, any default under another of our credit facilities would result in a default under this agreement, and any default under this agreement would result in a default under those agreements. We expect, based on current facts and circumstances that we will be in compliance with the above covenants for the next 12 months. The weighted average interest rate on borrowings outstanding under all our credit facilities at January 31, 2011, was 6.7%, including the interest expense associated with our interest rate swaps.

A summary of the significant financial covenants that govern our new credit facilities compared to our actual compliance status at January 31, 2011, is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum	1.59 to 1.00	1.10 to 1.00
Total liabilities to tangible net worth ratio must be lower than required maximum	1.37 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed stated amount	5.18%	4.74%
Capital expenditures, net must be lower than required maximum	$3.0 million	$22.0 million
Availability must be higher than the required minimum	$75.7 million	$25.0 million

Note: All terms in the above table are defined by the revolving credit facility and term loan and may or may not agree directly to the financial statement captions in this document. The covenants are calculated each month on a trailing twelve month basis, except for the Cash recovery percentage, which is calculated on a trailing three month basis.

As of January 31, 2011, we had immediately available borrowing capacity of $75.7 million under our asset-based revolving credit facility, net of standby letters of credit issued, available to us for general corporate purposes before considering the $25 million minimum availability requirement and extended vendor terms for purchases of inventory. In addition to the $75.7 million currently available under the revolving credit facility, an additional $18.1 million may become available if we grow the balance of eligible customer receivables and total eligible inventory balances. The principal payments received on customer receivables which averaged approximately $34.8 million per month during the fiscal year ended January 31, 2011, are available each month to fund new customer receivables generated. During fiscal 2012, we expect to continue to reduce the balance of the credit portfolio. We intend, at this time, to use the cash flow from collections of the receivables to reduce our outstanding debt balances, which will increase the unused capacity under our revolving facility available to fund future growth.

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

If necessary, in addition to available cash balances, cash flow from operations and borrowing capacity under our revolving facilities, additional cash to fund our growth and increases in customer receivables balances could be obtained by:

•	Delaying capital expenditures for new store openings;

•	Reducing the size of our customer credit portfolio;

•	Taking advantage of longer payment terms and financing available for inventory purchases;

•	Utilizing other sources for providing financing to our customers;

•	Negotiating to expand the capacity available under existing credit facilities; and

•	Accessing equity or debt markets.

We can provide no assurance that we will be able to obtain these sources of funding on favorable terms, if at all.

Capital expenditures.

We lease 72 of our 76 stores, and our plans for future store locations include primarily leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and warehouses), the cost of which is approximately $1.4 million per store, and for our existing store remodels, in the range of $250,000 per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationship and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we are successful in these relationship developments, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores, but could include full ownership if it meets our cash investment strategy. As a result of the recent volatility in the capital markets, we modified our store opening plans and currently have no new store openings planned. We have historically grown our new store count by about 10% per year and in the future expect to return to this modest, controlled pace based on capital availability.

Cash flow

Operating activities.

During the year ended January 31, 2011, net operating cash flows decreased to $63.1 million provided by operating activities, from $64.2 million provided by operating activities in the twelve months ended January 31, 2010. Operating cash flows for the year ended January 31, 2011 were driven primarily by a decrease in accounts receivable as increased use of cash flow for inventory was largely offset by an increase in accounts payable.

Investing activities.

Net cash provided by investing activities increased $13.8 million, from the prior fiscal year due to reduced expenditures for property and equipment from fiscal year 2010 and the release of restricted cash balances upon the termination of the securitization program.

Financing activities.

Net cash used in financing activities increased by $14.2 million from $53.8 million used during the year ended January 31, 2010, to $68.0 million used during the year ended January 31, 2011, as we repaid amounts outstanding under our revolving credit facility with cash flow generated from the reduction in the balance of customer receivable portfolio and used proceeds from our rights offering and new financing facilities to retire the debt under our prior securitization program.

Contractual obligations

The following table presents a summary of our known contractual obligations as of January 31, 2011, with respect to the specified categories, classified by payments due per period.

		Payments due by period
(Dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long term debt:
Revolving credit facility (1)	$279,300	$—	$279,300	$—	$—
Term loan note (2)	100,000	—	—	100,000
Other Notes	257	167	90
Operating leases:
Real estate	138,994	21,667	41,900	35,212	40,215
Equipment	2,985	1,240	1,125	322	298
Purchase obligations (3)	3,226	2,266	747	213	—

Total contractual cash obligations	$524,762	$25,340	$323,162	$135,747	$40,513

(1)

If the outstanding balance as of January 31, 2011 and the interest rate in effect at that time were to remain the same over the remaining life of the facility, interest payments on the facility would be approximately $12.1 million for each of the fiscal years ended January 31, 2012 and 2013 and $10.1 million for the fiscal year ended January 31, 2014, respectively.

(2)

If the outstanding balance as of January 31, 2011 and the interest rate in effect at that time were to remain the same over the remaining life of the term loan note, interest payments on the facility would be approximately $14.5 million for each of the fiscal years ended January 31, 2012, 2013 and 2014 and $12.1 million for the year ended January 31, 2015, respectively.

(3)

Includes contracts for long-term communication services. Does not include outstanding purchase orders for merchandise, services or supplies which are ordered in the normal course of operations and which generally are received and recorded within 30 days.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rates under our expanded asset-based revolving credit facility are variable and bear interest at LIBOR plus a spread ranging from 375 basis points to 400 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). Our $100 million second-lien term loan bears interest at the greater of LIBOR or 3.0%, plus a spread of 1150 basis points. Accordingly, changes in LIBOR will affect the interest rate on, and therefore our costs under, these credit facilities.

Since January 31, 2010, the balance outstanding under our asset-based revolving credit facility has increased from $105.5 million to $279.3 million at January 31, 2011. The notional balance of interest swaps used to fix the rate on a portion of asset-based revolving credit facility balance is $25 million at January 31, 2011. A 100 basis point increase in interest rates on the asset-based revolving credit facility would increase our borrowing costs by $2.5 million over a 12-month period, based on the balance outstanding at January 31, 2011, after considering the impact of the interest rate swaps, not considering the maturity for the current interest rate swaps which mature in April and July of 2011. Because LIBOR is more than 100 basis points below the minimum 3.0% rate under the term loan, a 100 basis point change in LIBOR would not impact the current anticipated interest expense under that loan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment and those criteria, management believes that, as of January 31, 2011, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of January 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Conn’s, Inc.
Beaumont, Texas
April 1, 2011

/s/ Michael J. Poppe
Michael J. Poppe
Chief Financial Officer

/s/ Theodore M. Wright
Theodore M. Wright
Interim Chief Executive Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conn’s, Inc.

We have audited Conn’s, Inc.’s internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Conn’s, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Conn’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Conn’s, Inc. as of January 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2011 of Conn’s, Inc. and our report dated April 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

April 1, 2011

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conn’s, Inc.

We have audited the accompanying consolidated balance sheets of Conn’s, Inc. as of January 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conn’s, Inc. at January 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Conn’s, Inc.’s internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control –– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

April 1, 2011

Conn’s, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31,
	2010	2011
Assets
Current Assets
Cash and cash equivalents (includes balances of VIE of $104 at January 31, 2010)	$12,247	$10,977
Customer accounts receivable, net of allowance of $19,204 and $18,554, respectively (includes balances of VIE of $279,948 at January 31, 2010)	368,304	342,964
Other accounts receivable, net of allowance of $50 and $60, respectively	23,254	30,476
Inventories	63,499	82,354
Deferred income taxes	18,341	16,681
Federal income taxes recoverable	8,148	3,942
Prepaid expenses and other assets	8,050	6,476

Total current assets	501,843	493,870
Long-term portion of customer accounts receivable, net of allowance of $16,598 and $15,696, respectively (includes balances of VIE of $241,971 at January 31, 2010)	318,341	290,142
Property and equipment
Land	7,682	7,264
Buildings	10,480	10,379
Equipment and fixtures	23,797	25,394
Transportation equipment	1,795	1,558
Leasehold improvements	91,299	85,415

Subtotal	135,053	130,010
Less accumulated depreciation	(75,350)	(83,120)

Total property and equipment, net	59,703	46,890
Non-current deferred income tax asset	5,485	8,009
Other assets, net (includes balances of VIE of $7,106 at January 31, 2010)	10,198	10,118

Total assets	$895,570	$849,029

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt (includes balances of VIE of $63,900 at January 31, 2010)	$64,055	$167
Accounts payable	39,944	57,740
Accrued compensation and related expenses	5,697	5,477
Accrued expenses	31,685	25,810
Income taxes payable	2,640	2,103
Deferred revenues and allowances	23,413	20,870

Total current liabilities	167,434	112,167
Long-term debt	388,249	373,569
Other long-term liabilities	5,195	4,403
Fair value of interest rate swaps	337	—
Deferred gain on sale of property	905	845
Stockholders’ equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 40,000,000 shares authorized; 24,194,555 and 33,488,565 shares issued at January 31, 2010 and 2011, respectively)	242	335
Accumulated other comprehensive loss	(218)	(71)
Additional paid in capital	106,226	131,590
Retained earnings	264,271	263,262
Treasury stock at cost (1,723,205 shares at January 31, 2010, and 2011)	(37,071)	(37,071)

Total stockholders’ equity	333,450	358,045

Total liabilities and stockholders’ equity	$895,570	$849,029

See notes to consolidated financial statements.

Conn’s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except earnings per share)

	Year Ended January 31,
	2009	2010	2011
Revenues
Product sales	$743,729	$666,381	$608,443
Repair service agreement commissions (net)	40,199	33,272	28,788
Service revenues	21,121	22,115	16,487

Total net sales	805,049	721,768	653,718

Finance charges and other	153,479	152,211	136,806

Total revenues	958,528	873,979	790,524
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	580,423	534,299	479,402
Cost of service parts sold, including warehousing and occupancy cost	9,638	10,401	7,779
Selling, general and administrative expense	253,149	253,507	235,100
Goodwill impairment	—	9,617	—
Impairment of long-lived assets	—	—	2,321
Costs related to financing facilities terminated and transactions not completed	—	—	4,283
Provision for bad debts	27,952	36,843	33,054

Total cost and expenses	871,162	844,667	761,939

Operating income	87,366	29,312	28,585
Interest expense, net	24,620	21,986	28,081
Other (income) expense, net	117	(123)	339

Income before income taxes	62,629	7,449	165
Provision for income taxes	23,267	3,905	1,174

Net income (loss)	$39,362	$3,544	$(1,009)

Earnings (loss) per share
Basic	$1.76	$0.16	($0.04)
Diluted	$1.74	$0.16	($0.04)
Average common shares outstanding
Basic	22,413	22,456	24,061
Diluted	22,577	22,610	24,061

See notes to consolidated financial statements.

Conn’s, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Accum. Other Compre- hensive Income (Loss)	Paid in Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance January 31, 2008	24,098	$241	$—	$99,514	$221,365	(1,723)	$(37,071)	$284,049

Exercise of options, including tax benefit	47	1		614				615
Issuance of common stock under Employee Stock Purchase Plan	22			237				237
Stock-based compensation				3,188				3,188
Net income					39,362			39,362

Balance January 31, 2009	24,167	242	—	103,553	260,727	(1,723)	(37,071)	327,451

Issuance of common stock under Employee Stock Purchase Plan	27			228				228
Stock-based compensation				2,445				2,445
Net income					3,544			3,544
Other comprehensive income (loss):
Adjustment of fair value of interest rate swaps, net of tax benefit of $118			(218)					(218)

Other comprehensive loss			(218)					(218)

Total comprehensive income								3,326

Balance January 31, 2010	24,194	$242	$(218)	$106,226	$264,271	(1,723)	$(37,071)	$333,450

Issuance of common stock	9,259	93		23,019				23,112
Issuance of common stock under Employee Stock Purchase Plan	35			166				166
Stock-based compensation				2,179				2,179
Net loss					(1,009)			(1,009)
Other comprehensive income (loss):
Adjustment of fair value of interest rate swaps, net of tax of $80			147					147

Other comprehensive income			147					147

Total comprehensive loss								(862)

Balance January 31, 2011	33,488	$335	$(71)	$131,590	$263,262	(1,723)	$(37,071)	$358,045

See notes to consolidated financial statements.

Conn’s, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31,
	2009	2010	2011
Cash flows from operating activities
Net income (loss)	$39,362	$3,544	$(1,009)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	12,672	13,516	12,769
Amortization / (Accretion), net	(131)	496	4,680
Provision for bad debts	27,952	36,843	33,054
Stock-based compensation	3,188	2,445	2,179
Goodwill impairment	—	9,617	—
Impairment of long-lived assets	—	—	2,321
Costs related to financing facilities terminated and transactions not completed	—	—	4,283
Provision for deferred income taxes	(4,408)	(3,705)	(597)
Loss (gain) from sale of property and equipment	117	(123)	167
Discounts and accretion on promotional credit	(1,115)	(639)	(2,180)
Change in operating assets and liabilities:
Customer accounts receivable	(119,320)	(11,139)	22,665
Other accounts receivable	(4,783)	9,251	(7,201)
Inventory	(14,476)	32,472	(18,855)
Prepaid expenses and other assets	(1,481)	(2,087)	1,543
Accounts payable	29,631	(17,866)	17,796
Accrued expenses	3,540	1,066	(7,774)
Income taxes payable	2,686	(10,568)	3,353
Deferred revenues and allowances	6,098	1,116	(4,136)

Net cash provided by (used) in operating activities	(20,468)	64,239	63,058

Cash flows from investing activities
Purchase of property and equipment	(17,597)	(10,255)	(3,028)
Proceeds from sales of property	224	152	709
Changes in restricted cash balances	4,029	—	6,000

Net cash provided by (used) in investing activities	(13,344)	(10,103)	3,681

Cash flows from financing activities
Net proceeds from stock issued under employee benefit plans, including tax benefit	802	228	166
Excess tax benefits from stock-based compensation	50	—	—
Proceeds from issuance of common stock	—	—	23,379
Borrowings under lines of credit	300,800	270,838	658,629
Payments on lines of credit	(263,400)	(324,340)	(737,048)
Payments of debt issuance costs	(3,453)	(440)	(12,986)
Payment of promissory notes	(102)	(84)	(149)

Net cash provided by (used) in financing activities	34,697	(53,798)	(68,009)

Net change in cash	885	338	(1,270)
Cash and cash equivalents
Beginning of the year	11,024	11,909	12,247

End of the year	$11,909	$12,247	$10,977

Supplemental disclosure of cash flow information
Cash interest paid	$23,753	$20,449	$22,428
Cash income taxes paid (recovered), net of refunds	24,950	18,163	(1,570)
Supplemental disclosure of non-cash activity
Deferred financing costs recovered through proceeds from issuance of common stock	—	—	267
Purchases of property and equipment with debt financing	—	473	—
Sales of property and equipment financed by notes receivable	1,400	—	—

See notes to consolidated financial statements.

CONN’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2011

1. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Conn’s, Inc. and all of its wholly-owned subsidiaries (the Company). Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation

Business Activities. The Company, through its retail stores, provides products and services to its customer base in seven primary market areas, including southern Louisiana, southeast Texas, Houston, South Texas, San Antonio/Austin, Dallas/Fort Worth and Oklahoma. Products and services offered through retail sales outlets include home appliances, consumer electronics, home office equipment, lawn and garden products, mattresses, furniture, repair service agreements, installment and revolving credit account programs, and various credit insurance products. These activities are supported through an extensive service, warehouse and distribution system. For the reasons discussed below, the Company has aggregated its results into two operating segments: credit and retail. The Company’s retail stores bear the “Conn’s” name, and deliver the same products and services to a common customer group. The Company’s customers generally are individuals rather than commercial accounts. All of the retail stores follow the same procedures and methods in managing their operations. The Company’s management evaluates performance and allocates resources based on the operating results of its retail and credit segments. With the adoption of the new accounting principles discussed below, which required the consolidation of the Company’s variable interest entity engaged in receivables securitizations, management began separately evaluating the performance of its retail and credit operations. As a result, the Company believes it is appropriate to disclose separate financial information of its retail and credit segments. The separate financial information is disclosed in Note 15 — “Segment Reporting”.

Involvement with Variable Interest Entities (VIE). The Company previously entered into securitization transactions to transfer eligible retail installment and revolving customer receivables and retain servicing responsibilities and subordinated interests. Additionally, the Company transferred the eligible customer receivables to a bankruptcy-remote variable interest entity (VIE). In June 2009, the FASB issued revised authoritative guidance to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about:

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

After the effective date, the concept of a qualifying special-purpose entity was no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) were evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. If the evaluation on the effective date resulted in consolidation, the reporting entity applied the transition guidance provided in the pronouncement that requires consolidation. The new FASB-issued authoritative guidance was effective for the Company beginning February 1, 2010.

The Company determined that it qualified as the primary beneficiary of its VIE based on the following considerations:

•	The Company directed the activities that generated the customer receivables that were transferred to the VIE;

•	The Company directed the servicing activities related to the collection of the customer receivables transferred to the VIE;

•	The Company absorbed all losses incurred by the VIE to the extent of its residual interest in the customer receivables held by the VIE before any other investors incur losses; and

•	The Company had the rights to receive all benefits generated by the VIE after paying the contractual amounts due to the other investors.

As a result, the Company’s adoption of the provisions of the new guidance, effective February 1, 2010, resulted in the Company’s VIE, which was engaged in customer receivable financing and securitization, being consolidated in the Company’s balance sheet and the Company’s statements of operations, stockholders’ equity and cash flows. Previously, the operations of the VIE were reported off-balance sheet. The Company elected to apply the provisions of this new guidance by retrospectively restating prior period financial statements to give effect to the consolidation of the VIE, presenting the balances at their carrying value as if they had always been carried on its balance sheet. The Company’s securitization program was paid off on November 30, 2010, and the Company’s VIE was dissolved.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Vendor Programs. The Company receives funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, training and promotional programs which are recorded on the accrual basis, as a reduction of the related product cost or advertising expense, according to the nature of the program. The Company accrues rebates based on the satisfaction of terms of the program and sales of qualifying products even though funds may not be received until the end of a quarter or year. If the programs are related to product purchases, the allowances, credits, or payments are recorded as a reduction of product cost; if the programs are related to product sales, the allowances, credits or payments are recorded as a reduction of cost of goods sold; if the programs are directly related to marketing or promotion of the product, the allowances, credits, or payments are recorded as a reduction of advertising expense in the period in which the expense is incurred. Vendor rebates earned and recorded as a reduction of product cost and cost of goods sold totaled $39.8 million, $46.2 million and $59.0 million for the years ended January 31, 2009, 2010 and 2011, respectively. The increase in the current year is due to increased use of instant rebates by vendors to drive sales. Over the past three years the Company has received funds from approximately 50 vendors, with the terms of the programs ranging between one month and one year.

Earnings (loss) per Share. The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share include the dilutive effects of any stock options granted, which is calculated using the treasury-stock method. Due to the net loss incurred during the 12 months ended January 31, 2011, no stock options were included in the computation of diluted loss per share. The following table sets forth the shares outstanding for the earnings per share calculations (shares in thousands):

	Year Ended January 31,
Shares in thousands	2009	2010	2011
Common stock outstanding, beginning of period	22,375	22,444	22,471
Weighted average common stock issued in stock option exercises	29	—	—
Weighted average common stock issued to employee stock purchase plan	9	12	17
Weighted average common stock issued in rights offering	—	—	1,573

Shares used in computing basic earnings per share	22,413	22,456	24,061
Dilutive effect of stock options, net of assumed repurchase of treasury stock	164	154	—

Shares used in computing diluted earnings per share	22,577	22,610	24,061

During the periods presented, options with an exercise price in excess of the average market price of the Company’s common stock are excluded from the calculation of the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of options not included in the calculation of the dilutive effect of stock options was 1.2 million, 1.5 million, and 2.6 million for each of the years ended January 31, 2009, 2010, and 2011 respectively.

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Credit card deposits in-transit of $4.7 million and $4.5 million, as of January 31, 2010 and 2011, respectively, are included in cash and cash equivalents.

Inventories. Inventories consist of finished goods or parts and are valued at the lower of cost (moving weighted average method) or market. During the three months ended January 31, 2011, the Company recorded a $1.7 million inventory write-down related to a realignment of the Company’s track inventory product line.

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

Buildings	30 years
Equipment and fixtures	3-5 years
Transportation equipment	3 years
Leasehold improvements	5-15 years

Property and equipment are evaluated for impairment at the retail store level. The Company performs a periodic assessment of assets for impairment. Additionally, an impairment evaluation is performed whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store’s performance. For property and equipment to be held and used, the Company recognizes an impairment loss if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Fair value is determined by discounting the anticipated cash flows over the remaining term of the lease utilizing certain unobservable inputs (Level 3). No impairment was recorded in the years ended January 31, 2009 and 2010, and an impairment charge of $2.3 million was recorded for the year ended January 31, 2011.

All gains and losses on sale of assets are included in Other (income) expense in the consolidated statements of operations.

	Year Ended January 31,
Dollars in thousands	2009	2010	2011
Gain (loss) on sale of assets	$(117)	$123	$(167)

Customer Accounts Receivable Customer accounts receivable are originated at the time of sale and delivery of the various products and services. The Company records the amount of principal and accrued interest on Customer receivables that is expected to be collected within the next twelve months, based on contractual terms, in current assets on its consolidated balance sheet. Those amounts expected to be collected after twelve months, based on contractual terms, are included in long-term assets. Typically, customer receivables are considered delinquent if a payment has not been received on the scheduled due date. Additionally, the Company offers reage programs to customers with past due balances that have experienced a financial hardship; if they meet the conditions of the Company’s reage policy. Reaging a customer’s account can result in updating an account from a delinquent status to a current status. Generally, an account that is delinquent more than 120 days and for which no payment has been received in the past seven months will be charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment will be reversed and charged against the allowance for uncollectible interest. The Company has a secured interest in the merchandise financed by these receivables and therefore has the opportunity to recover a portion of the charged-off amount.

Interest Income on Customer Accounts Receivable. Interest income is accrued using the effective interest method for installment contracts and the simple interest method for revolving charge accounts, and is reflected in Finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. The Company typically only places accounts in non-accrual status when legally required to do so. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements made with the customer. Interest income is recognized on interest-free promotion credit programs based on the Company’s historical experience related to customers that fail to satisfy the requirements of the interest-free programs. Additionally, for sales on deferred interest and “same as cash” programs that exceed one year in duration, the Company discounts the sales to present value using an interest factor, resulting in a reduction in sales and customer receivables, and amortizes the discount amount to Finance charges and other over the term of the program. The amount of customer receivables carried on the Company’s balance sheet that were in non- accrual status was $9.9 million and $10.5 million at January 31, 2010 and 2011, respectively. The amount of customer receivables carried on the Company’s consolidated balance sheet that were past due 90 days or more and still accruing interest was $54.8 million and $43.5 million at January 31, 2010 and 2011, respectively.

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts, including estimated uncollectible interest, for its Customer and Other accounts receivable, based on its historical net loss experience and expectations for future losses. The net charge-off data used in computing the loss rate is reduced by the amount of post-charge-off recoveries received, including cash payments, amounts realized from the repossession of the products financed and, at times, payments received under credit insurance policies. Additionally, the Company separately evaluates portions of the credit portfolio based on underwriting criteria, including both credit score of the customer and the underwriter’s evaluation of the customer’s credit-worthiness, (Primary and Secondary portfolios) to estimate the allowance for doubtful accounts. The Secondary portfolio consists of those customers who do not qualify for credit under our Primary program, typically due to past credit problems or lack of credit history. The Company monitors the aging of its past due accounts closely. The Company focuses its collection efforts on preventing accounts from becoming 60 days past due or greater, which is a leading indicator of potential charge-off. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $35.8 million and $34.2 million, at January 31, 2010 and 2011, respectively. Additionally, as a result of the Company’s practice of reaging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off is impacted. If these accounts had been charged-off sooner the historical net loss rates might have been higher.

Goodwill. During the year ending January 31, 2010 as a result of the sustained decline in the Company’s market capitalization, the increasingly challenging economic environment, and its impact on the Company’s comparable store sales, credit portfolio performance and operating results, the Company determined that an interim goodwill impairment test was necessary. A two-step method was utilized for determining goodwill impairment. The valuation of the Company was performed utilizing the services of outside valuation consultants using both an income approach utilizing discounted debt-free cash flows of the Company and comparable valuation multiples. Upon completion of the impairment test, the Company concluded that the carrying value of the Company’s recorded goodwill was impaired. As a result, the Company recorded a goodwill impairment charge of $9.6 million reducing the balance of goodwill on its balance sheet to zero.

Other Assets. At January 31, 2010 the Company had certain restricted cash balances included in Other assets. The restricted cash balances represented collateral for note holders of the Company’s securitization program. All of the amounts were returned to the Company after the notes were paid off on November 30, 2010. The Company has approximately $8.7 million of deferred financing costs included in Other assets that are currently being amortized over the life of the related debt facilities. During the three months ended October 31, 2010, the Company determined that it was appropriate to write off approximately $2.9 million of deferred financing costs related to financing alternatives that it did not expect to complete. During the three months ended January 31, 2011, the Company wrote off approximately $1.4 million of deferred financing costs related to the Company’s prior securitization program, which was paid off on November 30, 2010.

Income Taxes. The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that are expected be in effect when the differences are expected to reverse. To the extent penalties and interest are incurred, the Company records these charges as a component of its Provision for income taxes. Tax returns for the fiscal years subsequent to January 31, 2007, remain open for examination by the Company’s major taxing jurisdictions.

Sales Taxes. The Company records and reports all sales taxes collected on a net basis in the financial statements.

Revenue Recognition. Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates or other free products or services and discounts of promotional credit sales that extend beyond one year. The Company sells repair service agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where third parties are the obligor on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. The Company records a receivable for earned but unremitted retrospective commissions and reserves for future cancellations of repair service agreements and credit insurance contracts estimated based on historical experience. When the Company sells repair service agreements in which it is deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the repair service agreement. These Company-obligor repair service agreements are contracts which provide customers protection against product repair costs arising after the expiration of the manufacturer’s warranty and any third-party obligor contracts. Additionally, the Company sells repair service agreements on its furniture products at the point of sale for which it is the obligor at the time of sale. All of these agreements typically have terms ranging from 12 months to 36 months. These agreements are separate units of accounting and are valued based on the agreed upon retail selling price. The amounts of repair service agreement revenue deferred at January 31, 2010 and 2011, were $7.3 million and $6.5 million, respectively, and are included in Deferred revenue and allowances in the accompanying consolidated balance sheets. Under the contracts, the Company defers and amortizes its direct selling expenses over the contract term and records the cost of the service work performed as products are repaired.

The following table presents a reconciliation of the beginning and ending balances of the deferred revenue on the Company’s repair service agreements and the amount of claims paid under those agreements:

	Year ended January 31,
(Dollars in Thousands)	2010	2011

Balance in deferred revenues at beginning of year	$7,213	$7,268
Revenues earned during the year	(7,027)	(6,873)
Revenues deferred on sales of new agreements	7,082	6,091

Balance in deferred revenues at end of year	$7,268	$6,486

Total claims incurred during the year, excludes selling expenses	$3,402	$3,550

Sales on interest-free promotional credit programs are recognized at the time the customer takes possession of the product, consistent with the above stated policy. Considering the short-term nature of interest free programs for terms less than one year, sales are recorded at full value and are not discounted. Sales financed by longer-term (18-, 24- and 36-month) interest free programs are recorded at their net present value. The discount to net present value results in a reduction in net sales, which totaled $5.8 million, $4.8 million and $1.4 million for the years ended January 31, 2009, 2010 and 2011, respectively. Customer receivables arising out of the interest-free programs are carried on the consolidated balance sheet net of the discount, which is amortized into income over the life of the receivable as an adjustment to Finance charges and other.

The Company classifies amounts billed to customers relating to shipping and handling as revenues. Costs of $20.8 million, $19.3 million and $19.5 million associated with shipping and handling revenues are included in Selling, general and administrative expense for the years ended January 31, 2009, 2010 and 2011, respectively.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents, receivables, and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of the Company’s asset-based revolving credit facility approximated its carrying value at January 31, 2011 due to the fact that the facility was amended and extended in November 2010 at current market rates. The carrying amount of the long-term debt as of January 31, 2011 was approximately $279.3 million. The estimated fair value of the VIE’s $196.4 million 2002 Series A variable funding note approximated its carrying amount at January 31, 2010 due to its short maturity and the variable nature of its interest rate. The estimated fair value of the VIE’s $150 million 2006 Series A medium term notes was approximately $139 million as of January 31, 2010 based on its estimate of the rates available at these dates for instruments with similar terms and maturities. The Company’s interest rate swaps are presented on the balance sheet at fair value.

Share-Based Compensation. For stock option grants, the Company has used the Black-Scholes model to determine fair value. Share-based compensation expense is recorded, net of estimated forfeitures, on a straight-line basis over the vesting period of the applicable grant.

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

Expense Classifications. The Company records Cost of goods sold as the direct cost of products sold, any related out-bound freight costs, and receiving costs, inspection costs, internal transfer costs, and other costs associated with the operations of its distribution system, including occupancy related to its warehousing operations. Advertising costs are expensed as incurred. Advertising expense included in Selling, general and administrative expense for the years ended January 31, 2009, 2010 and 2011, was:

	Year ended January 31,
(Dollars in Thousands)	2009	2010	2011

Gross advertising expense	$36,289	$30,601	$30,273
Less:
Vendor rebates	(6,440)	(5,072)	(4,706)

Net advertising expense in
Selling, general and adminstrative expense	$29,849	$25,529	$25,567

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

Reclassifications. Certain reclassifications have been made in the prior years’ financial statements to conform to the current year’s presentation. Additionally, third party financing fees of approximately $1.0 million for fiscal year ended January 31, 2010 was reclassified from selling, general and administrative expense to product sales on the consolidated statement of operations. The following is a table that shows the impact of the reclassification expense for all quarterly periods of the prior two fiscal years:

	Product sales			Selling, general and administrative
(Dollars in thousands)	As Presented	Reclass	As Adjusted	As Presented	Reclass	As Adjusted
FY 2010
Quarter ending 4/30/2009	$184,817	$—	$184,817	$62,388	$—	$62,388
Quarter ending 7/31/2009	175,389	(273)	175,116	64,631	(273)	64,358
Quarter ending 10/31/2009	148,464	(257)	148,207	65,307	(257)	65,050
Quarter ending 1/31/2010	158,731	(490)	158,241	62,201	(490)	61,711

Total Fiscal Year 2010	$667,401	$(1,020)	$666,381	$254,527	$(1,020)	$253,507

FY 2011
Quarter ending 4/30/2010	$150,365	$(1,350)	$149,015	$59,745	$(1,350)	$58,395
Quarter ending 7/31/2010	166,378	(1,717)	164,661	62,686	(1,717)	60,969
Quarter ending 10/31/2010	127,035	(1,219)	125,816	56,507	(1,219)	55,288
Quarter ending 1/31/2011	168,951	—	168,951	$60,448	—	60,448

Year to Date Fiscal Year 2011	$612,729	$(4,286)	$608,443	$239,386	$(4,286)	$235,100

2. Revision of Financial Statements.

The Company has revised its fiscal year 2009 and 2010 consolidated financial statements to correct its accounting for interest income on installment contracts included in Customer receivables. Historically, the Company recorded interest income in the statement of operations on installment contracts using the sum of balances method (Rule of 78ths), which approximated interest income calculated using the effective interest method. The Company used the Rule of 78ths method for recording interest income because it matches the interest earning method stipulated in the installment contracts with its customer. Since this method of calculating interest results in recording interest income earlier than it would be under the effective interest method, the Company has accumulated an immaterial difference in the balance sheet related to cumulative difference between the two methods of recognizing interest income. Management has concluded that the impact of these revisions on the prior reporting periods is not material to the Company’s consolidated financial statements. The revision to the individual financial statement line items impacted for the prior periods presented are as follows:

	January 31, 2010
(Dollars in thousands)	As reported	Revision	As revised
Consolidated Balance Sheet:
Deferred income taxes	$15,237	$3,104	$18,341
Total current assets	498,739	3,104	501,843
Total assets	892,466	3,104	895,570
Deferred revenues and allowances	14,596	8,817	23,413
Total current liabilities	158,617	8,817	167,434
Retained earnings	269,984	(5,713)	264,271
Total stockholders’ equity	339,163	(5,713)	333,450
Total liabilities and stockholders’ equity	892,466	3,104	895,570

	Year Ended January 31,			Year Ended January 31,
	2009			2010
(Dollars in thousands) Except Earnings Per Share	As reported	Revision	As revised	As reported	Revision	As revised
Consolidated Statements of Operations:
Finance charges and other	$154,492	(1,013)	$153,479	$152,797	(586)	$152,211
Total revenues	959,541	(1,013)	958,528	874,565	(586)	873,979
Operating income	88,379	(1,013)	87,366	29,898	(586)	29,312
Income before income taxes	63,642	(1,013)	62,629	8,035	(586)	7,449
Provision for income taxes	23,624	(357)	23,267	4,111	(206)	3,905
Net income	40,018	(656)	39,362	3,924	(380)	3,544

Earnings (loss) per share
Basic	$1.79	($0.03)	$1.76	$0.17	($0.01)	$0.16
Diluted	$1.77	($0.03)	$1.74	$0.17	($0.01)	$0.16

Consolidated Statements of Stockholder’s Equity:
Total comprehensive income				3,706	(380)	3,326

Consolidated Statements of Cash Flows:
Net income	40,018	(656)	39,362	3,924	(380)	3,544
Provision for deferred income taxes	(4,051)	(357)	(4,408)	(3,499)	(206)	(3,705)
Change in deferred revenues and allowance	5,085	1,013	6,098	530	586	1,116

Additionally, beginning retained earnings for the fiscal year ended January 31, 2009 was decreased by $4.7 million.

3. Supplemental Disclosure of Finance Charges and Other Revenue

The following is a summary of the classification of the amounts included as Finance charges and other for the year ended January 31, 2009, 2010 and 2011:

	Year ended January 31,
(Dollars in Thousands)	2009	2010	2011
Interest income and fees on customer receivables	$131,257	$135,242	$119,767
Insurance commissions	20,061	16,437	16,183
Other	2,161	532	856

Finance charges and other	$153,479	$152,211	$136,806

4. Supplemental Disclosure of Customer Receivables

The following illustration presents quantitative information about the customer receivables portfolios managed by the Company:

	Total Outstanding Balance
	of Customer Receivables		60 Days Past Due (1)		Reaged (1)
	January 31,		January 31,		January 31,
(Dollars in thousands)	2010	2011	2010	2011	2010	2011
Primary portfolio:
Installment	$555,573	$537,682	$46,758	$39,252	$93,219	$86,403
Revolving	41,787	24,603	2,017	1,698	1,819	1,426

Subtotal	597,360	562,285	48,775	40,950	95,038	87,829
Secondary portfolio:
Installment	138,681	113,481	24,616	17,092	49,135	37,379

Total customer accounts receivable	736,041	675,766	$73,391	$58,042	$144,173	$125,208

Allowance for uncollectible accounts related to the Primary portfolio	(26,704)	(26,117)
Allowance for uncollectible accounts related to the Secondary portfolio	(9,098)	(8,132)
Allowances for promotional credit programs	(13,594)	(8,411)
Current portion of customer accounts receivable, net	368,304	342,964

Non-current customer accounts receivable, net	$318,341	$290,142

(1)

Amounts are based on end of period balances and accounts could be represented in both the past due and reaged columns shown above. The total amount of customer receivables past due one day or greater was $191.6 million and $161.0 million as of January 31, 2010 and 2011, respectively. These amounts include the 60 days past due totals shown above.

	Average Balances		Net Credit Charge-offs
	Year ended January 31,		Year ended January 31, (2)
(Dollars in thousands)	2010	2011	2010	2011
Primary portfolio:
Installment	$557,033	$539,721
Revolving	35,343	32,444

Subtotal	592,376	572,165	$20,777	$25,850
Secondary portfolio:
Installment	151,380	127,119	8,165	8,815

Total customer accounts receivable	$743,756	$699,284	$28,942	$34,665

(2)	Amounts represent total credit charge-offs, net of recoveries, on total customer receivables.

5. Debt and Letters of Credit

The Company’s long-term debt consisted of the following at the periods ended:

	January 31,
	2010	2011
(Dollars in thousands)
Asset-based revolving credit facility maturing in November, 2013	$105,498	$279,300
2002 Series A Variable Funding Note	196,400	—
2006 Series A Notes	150,000	—
Term Loan (net of OID of $5,820) maturing in November, 2014	—	94,180
Promissory notes, due in monthly installments	406	256

Total debt	452,304	373,736
Less current portion of debt	64,055	167

Long-term debt	$388,249	$373,569

The Company’s $375 million asset-based revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory and matures in November 2013. The credit facility bears interest at LIBOR plus a spread ranging from 375 basis points to 400 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement, a net capital expenditures limit and a $25 million minimum availability requirement. Additionally, the agreement contains cross-default provisions, such that, any default under another of the Company’s credit facilities would result in a default under this agreement, and any default under this agreement would result in a default under those agreements. The Company was in compliance with the covenants at January 31, 2011. The asset-based revolving credit facility restricts the amount of dividends the Company can pay and is secured by the assets of the Company not otherwise encumbered.

The Company’s $100 million second lien term loan, matures in November 2014, and limits the combined borrowings under its asset-based revolving credit facility and the second lien term loan based on a borrowing base calculation that includes customer accounts receivable, inventory and real estate. The loan bears interest at the greater of LIBOR or 3.0%, plus a spread of 1150 basis points. The agreement also contains certain prepayment penalties should the Company choose to prepay all or a portion of the term loan prior to its maturity date. If a prepayment is made prior to the first anniversary date, we would be required to pay a prepayment fee equal to 5% of the principal amount being paid. Prepayments made prior the second and third anniversaries of the closing date and the maturity date of the loan would incur prepayment penalties of 3%, 2% and 1%, respectively, for prepayments occurring between each of those dates. The covenants under the term loan are consistent with the covenant requirement of the asset-based revolving credit facility. Additionally, the agreement contains cross-default provisions, such that, any default under another of the Company’s credit facilities would result in a default under this agreement, and any default under this agreement would result in a default under those agreements.

The Company expects, based on current facts and circumstances that it will be in compliance with the above covenants for the next 12 months.

As of January 31, 2011, the Company had approximately $75.7 million under its asset-based revolving credit facility, net of standby letters of credit issued immediately available for general corporate purposes, before considering the $25 million minimum availability requirement. The Company also had $18.1 million that may become available under its asset-based revolving credit facility as it grows the balance of eligible customer receivables and its total eligible inventory balances.

Interest expense incurred on notes payable and long-term debt totaled $24.1, $20.7 and $24.6 million for the years ended January 31, 2009, 2010 and 2011, respectively. The Company capitalized borrowing costs of $0.2 million and $0.1 million during the years ended January 31, 2009 and 2010, respectively.

Aggregate maturities of long-term debt as of January 31 in the year indicated are as follows:

(Dollars in thousands)
Year ended January 31,
2012	$167
2013	89
2014	279,300
2015	94,180

Total	$373,736

The Company held interest rate swaps with notional amounts totaling $25.0 million as of January 31, 2011, with terms extending through July 2011 for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of its variable-rate debt, based on changes in the benchmark one-month LIBOR interest rate. Changes in the cash flows of the interest rate swaps are expected to exactly offset the changes in cash flows (changes in base interest rate payments) attributable to fluctuations in the LIBOR interest rate. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

For information on the location and amounts of derivative fair values in the financial statements, see the tables presented below (in thousands):

	Fair Values of Derivative Instruments Liability Derivatives
	January 31, 2010		January 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under
Interest rate contracts	Fair value of interest rate swaps	$337	Accrued expenses	$110

Total derivatives designated as hedging instruments		$337		$110

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year Ended January 31,			Year Ended January 31,			Year Ended January 31,
	2010	2011		2010	2011		2010	2011
Interest Rate Contracts	$(218)	$147	Interest income/ (expense)	$(308)	$(321)	Interest income/ (expense)	$—	$—

Total	$(218)	$147		$(308)	$(321)		$—	$—

6. Income Taxes

Deferred income taxes reflect the net effects of temporary timing differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets result primarily from differences between financial and tax methods of accounting for income recognition on service contracts and residual interests, capitalization of costs in inventory, amortization of goodwill, deductions for depreciation and doubtful accounts. In evaluating the need for a valuation allowance on deferred tax assets, all available evidence is considered to determine whether a valuation allowance is needed. Future realization of deferred tax assets depends in part of the existence of sufficient taxable income within the carryback and carryforward period available under the tax law. Other criteria which are considered include the existence of deferred tax liabilities that can be used to realize deferred tax assets. Based upon the Company’s review of all evidence in existence at January 31, 2011, the Company believes it is more likely than not that all deferred tax assets will be fully realized, based primarily on the assumption of future taxable income. Accordingly, no valuation allowance has been provided on deferred tax assets.

The deferred tax assets and liabilities are summarized as follows:

(Dollars in Thousands)	January 31,
	2010	2011
Deferred Tax Assets
Allowance for doubtful accounts and warranty and insurance cancellations	$12,849	$13,238
Deferred revenue	5,135	4,722
Stock-based compensation	2,098	2,444
Property and equipment	—	1,631
Inventories	559	722
Goodwill	946	676
Straight-line rent accrual	2,209	2,221
Margin tax	939	740
Accrued vacation and other	2,146	1,324

Total deferred tax assets	26,881	27,718
Deferred Tax Liabilities
Sales tax receivable	(1,416)	(1,664)
Property and equipment	(670)	—
Other	(969)	(1,364)

Total deferred tax liabilities	(3,055)	(3,028)

Net Deferred Tax Asset	$23,826	$24,690

During fiscal year 2010, as a result of the goodwill impairment charge taken during the third quarter, the Company recorded an increase in current tax expense and a decrease in deferred tax expense of $2.5 million.

The significant components of income taxes were as follows:

	Year ended January 31,
(Dollars in Thousands)	2009	2010	2011
Current:
Federal	$26,042	$6,376	$1,607
State	1,636	1,217	510

Total current	27,678	7,593	2,117
Deferred:
Federal	(4,370)	(3,646)	(934)
State	(41)	(42)	(9)

Total deferred	(4,411)	(3,688)	(943)

Total tax provision	$23,267	$3,905	$1,174

A reconciliation of the tax provision at the statutory tax rate and the total tax provision for each of the periods presented in the statements of operations is as follows:

	Year ended January 31,
	2009	2010	2011
Provision at U.S. Federal statutory rate	$21,920	$2,607	$58
State and local income taxes, net of federal benefit	1,135	830	322
Non-deductible entertainment, non-deductible stock-based compensation, non-deductible goodwill impairment, tax-free interest income and other	212	468	794

Total tax provision	$23,267	$3,905	$1,174

Income taxes were impacted during the years ended January 31, 2009, 2010, and 2011 by the replacement of the existing franchise tax in Texas with a taxed based on margin. Taxable margin is generally defined as total federal tax revenues minus the greater of (a) cost of goods sold or (b) compensation. The tax rate to be paid by retailer and wholesalers is 0.5% on taxable margin. During the fourth quarter of the fiscal year ended January 31, 2010, the Company recorded a tax benefit related to litigation costs that had been accrued in prior quarters of the fiscal year ended January 31, 2010. The resulting impact was approximately a $1.6 million benefit to the provision for income taxes.

7. Leases

The Company leases certain of its facilities and operating equipment from outside parties. The real estate leases generally have initial lease periods of from 5 to 15 years with renewal options at the discretion of the Company; the equipment leases generally provide for initial lease terms of three to seven years and provide for a purchase right by the Company at the end of the lease term at the fair market value of the equipment.

The following is a schedule of future minimum base rental payments required under the operating leases that have initial non-cancelable lease terms in excess of one year:

(Dollars in thousands) Year Ended January 31,	Total
2012	$22,907
2013	22,622
2014	20,403
2015	18,648
2016	16,886
Thereafter	40,513

Total	$141,979

Total lease expense was approximately $22.6 million, $23.9 million and $23.6 million for the years ended January 31, 2009, 2010 and 2011, respectively.

Certain of our leases are subject to scheduled minimum rent increases or escalation provisions, the cost of which is recognized on a straight-line basis over the minimum lease term. Tenant improvement allowances, when granted by the lessor, are deferred and amortized as contra-lease expense over the term of the lease.

8. Common Stock

During the fiscal year ended January 31, 2011, the Company completed a common stock subscription rights offering, issuing one right to each shareholder of record as of the close of business on November 1, 2010, for each outstanding share of common stock on that day. The rights provided the holder with one basic subscription privilege and one oversubscription privilege. The basic subscription privilege entitled the holder to purchase .41155 shares of common stock at a price of $2.70 per share. The oversubscription privilege entitled the rights holder to purchase additional shares of stock at $2.70 per share, to the extent all basic subscription privileges were not exercised. The Company received gross proceeds of approximately $25.0 million and issued 9,259,390 shares of common stock in completing the rights offering. The proceeds from the rights were used in conjunction with the proceeds of other financing transactions completed in November, 2010 to retire the debt outstanding under the Company’s prior securitization program.

9. Share-Based Compensation

The Company has an Incentive Stock Option Plan and a Non-Employee Director Stock Option Plan to provide for grants of stock options to various officers, employees and directors, as applicable, at prices equal to the market value on the date of the grant. The options vest over one to five year periods (depending on the grant) and expire ten years after the date of grant. The shares available under the Incentive Stock Option Plan are 3,859,767 and the shares available under the Non-Employee Director Stock Option Plan are 600,000. On May 25, 2010, the Company issued seven non-employee directors 70,000 total options to acquire the Company’s stock at $7.54 per share. At January 31, 2011, the Company had 50,000 options available for grant under the Non-Employee Director Stock Option Plan.

The Company’s Employee Stock Purchase Plan is available to a majority of the employees of the Company and its subsidiaries, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the years ended January 31, 2009, 2010 and 2011, the Company issued 21,774, 27,110, and 34,620 shares of common stock, respectively, to employees participating in the plan, leaving 1,139,385 shares remaining reserved for future issuance under the plan as of January 31, 2011.

A summary of the Company’s Incentive Stock Option Plan activity during the year ended January 31, 2011 is presented below (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, beginning of year	2,363	$14.26
Granted	504	3.40
Exercised	—	—
Forfeited	(254)	9.74

Outstanding, end of year	2,613	$12.60	6.7	$0.6 million

Exercisable, end of year	1,431	$17.44	5.0	$0.00

During the years ended January 31, 2009, 2010 and 2011, the Company recognized total compensation cost for share-based compensation of approximately $3.2 million, $2.4 million and $2.2 million, respectively, and recognized tax benefits related to that compensation cost of approximately $0.7 million, $0.4 million, and $0.3 million, respectively.

The assumptions used in stock pricing model and valuation information for the years ended January 31, 2009, 2010 and 2011 are as follows:

	Year Ended January 31,
	2009	2010	2011
Weighted average risk free interest rate	2.5%	2.8%	2.2%
Weighted average expected lives in years	6.4	6.5	6.5
Weighted average volatility	50.0%	59.4%	62.2%
Expected Dividends	—	—	—
Weighted average grant date fair value of options granted during the period	$3.33	$3.77	$2.01
Weighted average fair value of options vested during the period (1)	$9.13	$7.59	$6.76
Total fair value of options vested during the period (1)	$2.4 million	$2.2 million	$2.0 million
Intrinsic value of options exercised during the period	$0.2 million	$0.0 million	$0.0 million

(1)	Does not include pre-IPO options that were valued using the minimum value option-pricing method.

The Company used a shortcut method to compute the weighted average expected life for the stock options granted in the years ended January 31, 2009, 2010 and 2011. The shortcut method is an average based on the vesting period and the contractual term. The Company uses the shortcut method due to the lack of adequate historical experience or other comparable information. The weighted average volatility for the years ended January 31, 2009, 2010, and 2011 was calculated using the Company’s historical volatility. As of January 31, 2011, the total compensation cost related to non-vested awards not yet recognized totaled $4.4 million and is expected to be recognized over a weighted average period of 3.2 years.

10. Significant Vendors

As shown in the table below, a significant portion of the Company’s merchandise purchases for years ended January 31, 2009, 2010 and 2011 were made from six vendors:

	Year ended January 31,
Vendor	2009	2010	2011

A	19.3%	12.6%	22.4%
B	11.5	10.7	18.7
C	9.9	10.2	9.0
D	9.6	9.3	8.0
E	6.6	8.9	7.5
F	6.4	6.6	3.0

Totals	63.3%	58.3%	68.7%

11. Related Party Transactions

During fiscal year 2011, the Company continued to engage the services of Direct Marketing Solutions, Inc., or DMS, for a substantial portion of its direct mailing advertising. Direct Marketing Solutions, Inc. is partially owned (less than 50%) by the SF Holding Corp., members of the Stephens family, Jon E.M. Jacoby and Douglas H. Martin. SF Holding Corp. and the members of the Stephens family are significant stockholders of the Company, and Messrs. Jacoby and Martin are members of its board of directors. The fees paid to DMS during fiscal the fiscal years ended January 31, 2009, 2010 and 2011 amounted to approximately $4.0 million, $2.4 million and $2.4 million, respectively. The Company, at least annually, seeks competitive bids for the services performed by DMS.

In connection with the Company’s rights offering, the Company engaged Stephens Inc. to act as its financial advisor and paid it a advisory fee of $937,500 plus reimbursed them for approximately $22,000 of fees and expenses. Stephens Inc. and its affiliates, own approximately 24.9% of the Company’s outstanding common Stock, and Douglas H. Martin, one of its directors, is a Senior Managing Director of Stephens Inc. The engagement of Stephens Inc as financial advisor was approved by both the rights committee of the Company’s board and the full board of directors after full disclosure of the conflicts of interests of the related parties in the transaction.

12. Benefit Plans

The Company has established a defined contribution 401(k) plan for eligible employees who are at least 21 years old and have completed at least one-year of service. Employees may contribute up to 20% of their eligible pretax compensation to the plan. Historically, the Company has matched 100% of the first 3% of the employees’ contributions and 50% of the next 2% of the employees’ contributions. Effective November 1, 2009, the Company changed its matching contribution to match only 100% of the first 3% of employees’ contributions. At its option, the Company may make supplemental contributions to the Plan, but has not made such contributions in the past three years. The matching contributions made by the Company totaled $1.8, $1.3 and $1.0 million during the years ended January 31, 2009, 2010 and 2011, respectively.

13. Contingencies

The Company is involved in routine litigation and claims incidental to its business from time to time, and, as required, has accrued its estimate of the probable costs for the resolution of these matters, which are not expected to be material. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Recently, the Company has been included in various patent infringement claims and litigation, the outcomes of which are difficult to predict at this time. Due to the timing of these matters, the Company has determined that no reasonable estimates of probable costs for resolution can be ascertained at this time, and it is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact the Company’s estimate of reserves for litigation.

Insurance. Because of its inventory, vehicle fleet and general operations, the Company has purchased insurance covering a broad variety of potential risks. The Company purchases insurance policies covering general liability, workers compensation, real property, inventory and employment practices liability, among others. Additionally, the Company has umbrella policies with an aggregate limit of $50.0 million. The Company has retained a portion of the risk under these policies and its group health insurance program. See additional discussion under Note 1. The Company has a $1.2 million letter of credit outstanding supporting its obligations under the property and casualty portion of its insurance program.

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

14. Subsequent Events

On March 29, 2011, the Company’s board of directors approved a plan that calls for the closing of five of the Company’s underperforming retail locations and allowing the leases to expire on two other locations that do not perform at a level the Company expects for mature store locations. The stores that are being closed have average annual retail revenues over the last three years of $5.1 million as compared to an average of $10.4 million for our other non-clearance center locations, and typically have not contributed to the Company’s pretax income. After the closures and lease expirations, the Company will have a total of 69 retail stores. The store closings will all be in Texas, with one being located in the San Antonio market, two in the Austin market and four in the Dallas market. Based on the decision to close five store locations, in conjunction with the Company’s review of long-lived assets for potential impairment, the Company determined that it was appropriate to record an impairment charge of approximately $2.3 million related to the long-lived assets at the stores that are being closed. Additionally, the Company estimates that it will incur additional store closing and lease exit costs of approximately $4.0 to $4.5 million during the upcoming fiscal year in connection with the planned store closures. The estimated closing and exit costs represent the present value of the remaining lease obligations and anticipated ancillary occupancy costs, net of estimated sublease income. The estimate is based on the Company’s best projection of the sublease rates it believes can be obtained for the properties in question and its best estimate of the marketing time it will take to find tenants to sublet the stores in question and will be recorded for each of the properties as they are closed. Revisions to these projections related to changes in estimated buyout terms or sublease rates will be made to the obligation as further information related to actual terms and costs become available.

15. Segment Reporting

Financial information by segment is presented in the following tables for fiscal years ended January 31, 2011, 2010 and 2009 (in thousands):

	Year Ended January 31, 2011
	Retail	Credit	Total
Dollars in thousands
Revenues
Product sales	$608,443	$—	$608,443
Repair service agreement commissions (net) (a)	42,305	(13,517)	28,788
Service revenues	16,487	—	16,487

Total net sales	667,235	(13,517)	653,718

Finance charges and other	857	135,949	136,806

Total revenues	668,092	122,432	790,524
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	487,181	—	487,181
Selling, general and administrative expense (b)	158,747	63,584	222,331
Depreciation	12,316	453	12,769
Impairment of long-lived assets	2,321	—	2,321
Costs related to financing facilities terminated and transactions not completed	—	4,283	4,283
Provision for bad debts	500	32,554	33,054

Total cost and expenses	661,065	100,874	761,939

Operating income (loss)	7,027	21,558	28,585
Interest expense, net	—	28,081	28,081
Other (income), net	339	—	339

Segment income (loss) before income taxes	$6,688	$(6,523)	$165

Total assets	$206,123	$642,906	$849,029

Property and Equipment additions	$2,877	$151	$3,028

	Year Ended January 31, 2010
	Retail	Credit	Total
Dollars in thousands
Revenues
Product sales	$666,381	$—	$666,381
Repair service agreement commissions (net) (a)	44,119	(10,847)	33,272
Service revenues	22,115	—	22,115

Total net sales	732,615	(10,847)	721,768

Finance charges and other	532	151,679	152,211

Total revenues	733,147	140,832	873,979
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	544,700	—	544,700
Selling, general and administrative expense (b)	179,861	61,049	240,910
Depreciation	12,288	309	12,597
Goodwill impairment	9,617	—	9,617
Provision for bad debts	97	36,746	36,843

Total cost and expenses	746,563	98,104	844,667

Operating income (loss)	(13,416)	42,728	29,312
Interest expense, net	—	21,986	21,986
Other (income), net	(123)	—	(123)

Segment income (loss) before income taxes	$(13,293)	$20,742	$7,449

Total assets	$198,752	$696,818	$895,570

Property and Equipment additions	$9,808	$447	$10,255

	Year Ended January 31, 2009
	Retail	Credit	Total
Dollars in thousands
Revenues
Product sales	$743,729	$—	$743,729
Repair service agreement commissions (net) (a)	50,778	(10,579)	40,199
Service revenues	21,121	—	21,121

Total net sales	815,628	(10,579)	805,049

Finance charges and other	2,161	151,318	153,479

Total revenues	817,789	140,739	958,528
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	590,061	—	590,061
Selling, general and administrative expense (b)	181,680	59,951	241,631
Depreciation	11,218	300	11,518
Provision for bad debts	160	27,792	27,952

Total cost and expenses	783,119	88,043	871,162

Operating income	34,670	52,696	87,366
Interest expense, net	—	24,620	24,620
Other expense, net	117	—	117

Segment income before income taxes	$34,553	$28,076	$62,629

Total assets	$237,569	$722,894	$960,463

Property and Equipment additions	$17,446	$151	$17,597

(a)

–– Retail repair service agreement commissions exclude repair service agreement cancellations that are the result of consumer credit account charge-offs. These amounts are reflected in repair service agreement commissions for the credit segment.

(b)

— Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $7.5 million, $7.2 million and $9.4 million for the fiscal years ended January 31, 2011, 2010 and 2009, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $17.5 million, $18.6 million and $17.4 million for the fiscal years ended January  31, 2011, 2010 and 2009, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our interim Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Please refer to Management’s Report on Internal Control over Financial Reporting under Item 8 of this report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred in the quarter ended January 31, 2011, which have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Adoption of Bonus Program and Other Compensation Changes

On March 29, 2011, the Compensation Committee of our Board of Directors adopted a cash bonus program for our 2012 fiscal year. Our named executive officers, as well as certain other executive officers and certain employees, are eligible to participate in the 2012 bonus program. Currently, our Interim Chief Executive Officer will receive only a base salary and has no bonus plan. Below is a description of the 2012 bonus program, as adopted by our Compensation Committee.

The purpose of the 2012 bonus program is to promote the interests of the Company and its stockholders by providing key employees with financial rewards upon achievement of specified business objectives, as well as help us attract and retain key employees by providing attractive compensation opportunities linked to performance results.

The Compensation Committee established three bonus levels for its 2012 bonus program: Threshold, Target and Maximum. Each of the levels represents the attainment by us of certain operating pre-tax profit targets established by the Compensation Committee (each, a “Profit Goal”). If we do not achieve the Threshold Profit Goal, each eligible named executive officer, other executive officer or employee will not receive a bonus payout.

The bonuses that may become distributable based upon our achievement of the Profit Goals will be distributed by our interim Chief Executive Officer with approval from the Compensation Committee.

Our named executive officers, excluding our Interim Chief Executive Officer, certain other executive officers and certain employees may receive a bonus under the 2012 bonus program that varies based upon our achievement of the various Profit Goals. The Threshold bonus amount for each Participant was established based upon the Compensation Committee’s independent evaluation of his or her relative effect on the Company’s performance. The Threshold bonus equals 20% of the Target bonus and the Maximum bonus equals 150% of the Target bonus. Discretionary bonus payments may be made at the discretion of our Interim Chief Executive Officer with approval from the Compensation Committee, if we exceed the Maximum Profit Goal.

Payment of bonuses (if any) is normally made in February after the end of the performance period during which the bonuses were earned. In order to be eligible for a bonus under the 2012 bonus program, eligible participants must be employed through the end of fiscal year ending January 31, 2012.

Bonuses normally will be paid in cash in a single lump sum, subject to payroll taxes and tax withholdings.

PART III

The information required by Items 10 through 14 is included in our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

CROSS REFERENCE TO ITEMS 10-14 LOCATED IN THE PROXY STATEMENT

	Item	Caption in the Conn’s, Inc. 20011 Proxy Statement

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	BOARD OF DIRECTORS; EXECUTIVE OFFICERS; CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	STOCK OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	INDEPENDENT PUBLIC ACCOUNTANTS

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:

(1) The financial statements listed in response to Item 8 of this report are as follows:

Consolidated Balance Sheets as of January 31, 2010 and 2011

Consolidated Statements of Operations for the Years Ended January 31, 2009, 2010 and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended January 31, 2009, 2010 and 2011

Consolidated Statements of Cash Flows for the Years Ended January 31, 2009, 2010 and 2011

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule: Schedule II — Valuation and Qualifying Accounts. The financial statement schedule and the related Report of Independent Registered Public Accounting Firm should be read in conjunction with the consolidated financial statements filed as a part of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

CONN’S, INC. (Registrant)

/s/ Theodore M. Wright
Date: April 1, 2011	Theodore M. Wright
Interim Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore M. Wright Theodore M. Wright	Chairman of the Board, Interim Chief Executive Officer And President (Principal Executive Officer)	April 1, 2011

/s/ Michael J. Poppe Michael J. Poppe	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2011

/s/ Marvin D. Brailsford Marvin D. Brailsford	Director	April 1, 2011

/s/ Jon E. M. Jacoby Jon E. M. Jacoby	Director	April 1, 2011

/s/ Bob L. Martin Bob L. Martin	Director	April 1, 2011

/s/ Douglas H. Martin Douglas H. Martin	Director	April 1, 2011

/s/ Dr. William C. Nylin, Jr. Dr. William C. Nylin, Jr.	Director	April 1, 2011

/s/ Scott L. Thompson Scott L. Thompson	Director	April 1, 2011

/s/ William T. Trawick William T. Trawick	Director	April 1, 2011

EXHIBIT INDEX

Exhibit Number	Description
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

10.5.1

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

10.5.2

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

10.5.3

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

10.5.4

Amended and Restated Loan and Security Agreement dated November 30, 2010, by and among Conn’s, Inc. and the Borrowers thereunder, the Lenders party thereto, Bank of America, N.A., a national banking association, as Administrative Agent and Collateral Agent for the Lenders, JPMorgan Chase Bank, National Association, as Co-Syndication Agent, Joint Book Runner and Co-Lead Arranger for the Lenders, Wells Fargo Preferred Capital, Inc., as Co-Syndication Agent for the Lenders, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book Runner and Co-Lead Arranger for the Lenders, Capital One, N.A., as Co-Documentation Agent for the Lenders, and Regions Business Capital, a division of Regions Bank, as Co-Documentation Agent for the Lenders (incorporated herein by reference to Exhibit 10.9.4 to Conn’s Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.5.5

Intercreditor Agreement by and between Bank of America, N.A. in its capacity as administrative agent and collateral agent under the ABL loan documents and GA Capital, LLC in its capacity as administrative agent and collateral agent under the Term Loan Documents and Conn’s, Inc. and Conn Credit I, LP as ABL Borrowers, and Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc. as Term Loan Borrowers (incorporated herein by reference to Exhibit 10.9.5 to Conn’s Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.5.6

Amended and Restated Security Agreement dated November 30, 2010, by and among Conn’s, Inc. and the Existing Grantors thereunder, and Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein by reference to Exhibit 10.9.6 to Conn’s Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.5.7

Amended and Restated Continuing Guaranty dated as of November 30, 2010, by Conn’s, Inc. and the Existing Guarantors thereunder, in favor of Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein by reference to Exhibit 10.9.7 to Conn’s Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.6

Non-Executive Employment Agreement between Conn’s, Inc. and Thomas J. Frank, Sr., approved by the Board of Directors June 19, 2009 (incorporated herein by reference to Exhibit 10.14.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2009 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 27, 2009).[t]

10.7

Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).[t]

10.8	Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on June 2, 2005).[t]

10.9

Dealer Agreement between Conn Appliances, Inc. and Voyager Service Programs, Inc. effective as of January 1, 1998 (incorporated herein by reference to Exhibit 10.19 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2006 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 30, 2006).

10.9.1

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

10.9.2

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

10.9.3

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

10.9.4

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

10.9.5

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

10.10

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

10.10.1

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

10.10.2

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

10.11

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

10.11.1

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

10.11.2

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

10.12

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

10.13

Retailer Program agreement by and between GE Money bank and Conn Appliances, Inc. effective April 16, 2009 (incorporated herein by reference to Exhibit 10.22 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2010 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 26, 2010).

10.14

Agreement by and between Conn Appliances, Inc. and The Rental Store, Inc. effective July 1, 2010 (incorporated herein by reference to Exhibit 10.23 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2010 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 26, 2010).

10.15

Term Loan and Security Agreement, dated November 30, 2010, among Conn’s, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP, and Conn Credit Corporation, Inc., the financial institutions party to this Agreement from time to time as lenders, GA Capital, LLC, as Administrative Agent and Collateral Agent for the Lenders and Wells Fargo Credit, Inc., as Syndication Agent incorporated herein by reference to Exhibit 10.24 to Conn’s Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.16

Continuing Guaranty dated November 30, 2010 executed by Conn’s, Inc., CAI Holding Co., CAI Credit Insurance Agency, Inc., Conn Lending, LLC, and CAIAIR, Inc., each a Guarantor in favor of GA Capital, LLC, in its capacity as agent incorporated herein by reference to Exhibit 10.25 to Conn’s Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.17

Security Agreement dated November 30, 2010 entered into and executed by Conn’s, Inc., CAI Holding Co., CAI Credit Insurance Agency, Inc., Conn Lending, LLC, and CAIAIR, Inc., collectively, and GA Capital, LLC, in its capacity as Agent incorporated herein by reference to Exhibit 10.26 to Conn’s Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.18

Receivables Purchase Agreement dated November 30, 2010 by and between Conn Funding, II, LP and Conn Credit I, LP incorporated herein by reference to Exhibit 10.27 to Conn’s Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.19

Trustee Acknowledgement dated November 30, 2010 between Conn Funding II, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee incorporated herein by reference to Exhibit 10.28 to Conn’s Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.20

Assignment dated November 30, 2010 between Conn Funding II, LP, as Seller, and Conn Credit I, LP, as Purchaser incorporated herein by reference to Exhibit 10.29 to Conn’s Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

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