Form 10-Q
period 2011-04-30
CONNS INC
filed 2011-05-26
CIK 1223389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011	Commission File Number 000-50421

CONN’S, INC.

(Exact name of registrant as specified in its charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 23, 2011:

Class	Outstanding
Common stock, $.01 par value per share	31,772,077

Conn’s, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31, 2011	April 30, 2011
Assets		(unaudited)
Current assets
Cash and cash equivalents	$10,977	$8,621
Customer accounts receivable, net of allowance of $18,763 and $18,080, respectively	342,754	318,995
Other accounts receivable, net of allowance of $60 and $60, respectively	30,476	33,662
Inventories	82,354	85,122
Deferred income taxes	16,681	16,005
Federal income taxes recoverable	3,942	-
Prepaid expenses and other assets	6,476	5,693

Total current assets	493,660	468,098
Long-term portion of customer accounts receivable, net of allowance of $15,873 and $15,130, respectively	289,965	266,962
Property and equipment
Land	7,264	7,264
Buildings	10,379	10,379
Equipment and fixtures	25,394	25,630
Transportation equipment	1,558	1,558
Leasehold improvements	85,415	85,441

Subtotal	130,010	130,272
Less accumulated depreciation	(83,120)	(85,991)

Total property and equipment, net	46,890	44,281
Non-current deferred income tax asset	8,009	8,481
Other assets, net	10,118	9,433

Total assets	$848,642	$797,255

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$167	$169
Accounts payable	57,740	52,683
Accrued compensation and related expenses	5,477	7,412
Accrued expenses	25,423	24,938
Income taxes payable	2,103	4,036
Deferred revenues and allowances	20,870	19,914

Total current liabilities	111,780	109,152
Long-term debt	373,569	320,504
Other long-term liabilities	4,403	4,223
Deferred gain on sale of property	845	791
Stockholders’ equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value, 40,000,000 shares authorized; 33,488,565 and 31,772,077 shares issued at January 31, 2011 and April 30, 2011, respectively)	335	318
Accumulated other comprehensive loss	(71)	(24)
Additional paid in capital	131,590	132,090
Retained earnings	263,262	230,201
Treasury stock at cost (1,723,205 shares at January 31, 2011)	(37,071)	-

Total stockholders’ equity	358,045	362,585

Total liabilities and stockholders’ equity	$848,642	$797,255

See notes to consolidated financial statements.

Conn’s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except earnings per share)

	Three Months Ended April 30,
	2010	2011
Revenues
Product sales	$149,015	$144,279
Repair service agreement commissions (net)	8,061	7,522
Service revenues	4,757	3,889

Total net sales	161,833	155,690

Finance charges and other	36,076	33,619

Total revenues	197,909	189,309
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	114,216	109,710
Cost of service parts sold, including warehousing and occupancy cost	2,376	1,730
Selling, general and administrative expense	58,332	56,188
Provision for bad debts	7,634	7,521

Total cost and expenses	182,558	175,149

Operating income	15,351	14,160
Interest expense, net	5,783	7,556
Other expense, net	171	52

Income before income taxes	9,397	6,552
Provision for income taxes	3,604	2,559

Net income	$5,793	$3,993

Earnings per share
Basic	$0.26	$0.13
Diluted	$0.26	$0.13
Average common shares outstanding
Basic	22,475	31,768
Diluted	22,477	31,772

See notes to consolidated financial statements.

Conn’s, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Accum. Other Comprehensive Income (Loss)	Paid in Capital	Retained Earnings	Treasury Stock		Total

	Shares	Amount				Shares	Amount
Balance January 31, 2011	33,488	$335	$(71)	$131,590	$263,262	(1,723)	$(37,071)	$358,045
Issuance of common stock under Employee Stock Purchase Plan	7			26				26
Stock-based compensation				474				474
Treasury Shares cancelled	(1,723)	(17)			(37,054)	1,723	37,071	-
Net income					3,993			3,993
Other comprehensive income:
Adjustment of fair value of interest rate swaps, net of tax of $26			47					47

Other comprehensive income			47					47

Total comprehensive income								4,040

Balance April 30, 2011	31,772	$318	$(24)	$132,090	$230,201	-	$-	$362,585

See notes to consolidated financial statements.

Conn’s, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended April 30,
	2010	2011
Cash flows from operating activities
Net income	$5,793	$3,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,352	2,884
Amortization, net	1,167	897
Provision for bad debts	7,634	7,521
Stock-based compensation	561	474
Provision for deferred income taxes	(375)	204
Loss from sale of property and equipment	171	1
Discounts and accretion on promotional credit	(766)	(482)
Change in operating assets and liabilities:
Customer accounts receivable	(7,037)	39,723
Other accounts receivable	24,357	(3,180)
Inventory	(25,402)	(2,768)
Prepaid expenses and other assets	1,392	783
Accounts payable	15,294	(5,057)
Accrued expenses	(8,348)	1,524
Income taxes payable	13,449	5,849
Deferred revenues and allowances	(2,024)	(1,336)

Net cash provided by operating activities	29,218	51,030

Cash flows from investing activities
Purchase of property and equipment	(390)	(275)
Proceeds from sales of property	204	-

Net cash used in investing activities	(186)	(275)

Cash flows from financing activities
Net proceeds from stock issued under employee benefit plans, including tax benefit	48	25
Borrowings under lines of credit	61,013	25,216
Payments on lines of credit	(93,511)	(78,238)
Payments of debt issuance costs	(3,089)	(73)
Payment of promissory notes	(33)	(41)

Net cash used in financing activities	(35,572)	(53,111)

Net change in cash	(6,540)	(2,356)
Cash and cash equivalents
Beginning of the year	12,247	10,977

End of the year	$5,707	$8,621

See notes to consolidated financial statements.

Conn’s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise described herein. Operating results for the three month period ended April 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2012. The financial statements should be read in conjunction with the Company’s (as defined below) audited consolidated financial statements and the notes thereto included in the Company’s Current Report on Form 10-K filed for the year ended January 31, 2011.

The Company’s balance sheet at January 31, 2011, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete financial presentation. Please see the Company’s Form 10-K filed on April 1, 2011 for a complete presentation of the audited financial statements for the fiscal year ended January 31, 2011, together with all required footnotes, and for a complete presentation and explanation of the components and presentations of the financial statements.

Business Activities. The Company, through its retail stores, provides products and services to its customer base in seven primary market areas, including southern Louisiana, southeast Texas, Houston, South Texas, San Antonio/Austin, Dallas/Fort Worth and Oklahoma. Products and services offered through retail sales outlets include home appliances, consumer electronics, home office equipment, lawn and garden products, mattresses, furniture, repair service agreements, installment and revolving credit account programs, and various credit insurance products. These activities are supported through an extensive service, warehouse and distribution system. For the reasons discussed below, the Company has aggregated its results into two operating segments: credit and retail. The Company’s retail stores bear the “Conn’s” name, and deliver the same products and services to a common customer group. The Company’s customers generally are individuals rather than commercial accounts. All of the retail stores follow the same procedures and methods in managing their operations. The Company’s management evaluates performance and allocates resources based on the operating results of its retail and credit segments. The separate financial information is disclosed in Note 6 — “Segment Reporting”.

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

	Three Months Ended April 30,
(Shares in thousands)	2010	2011
Common stock outstanding, beginning of period	22,472	31,765
Weighted average common stock issued to employee stock purchase plan	3	3

Shares used in computing basic earnings per share	22,475	31,768
Dilutive effect of stock options, net of assumed repurchase of treasury stock	2	4

Shares used in computing diluted earnings per share	22,477	31,772

During the periods presented, options with an exercise price in excess of the average market price of the Company’s common stock are excluded from the calculation of the dilutive effect of stock options for diluted earnings per share calculations. The weighted average number of options not included in the calculation of the dilutive effect of stock options was 2.7 million, and 2.9 million for each of the three months ended April 30, 2010 and 2011 respectively.

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

Interest Income on Customer Accounts Receivable. Interest income is accrued using the effective interest method for installment contracts and the simple interest method for revolving charge accounts, and is reflected in Finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. The Company typically only places accounts in non-accrual status when legally required to do so. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. Interest income is recognized on interest-free promotion credit programs based on the Company’s historical experience related to customers that fail to satisfy the requirements of the interest-free programs. Additionally, for sales on deferred interest and “same as cash” programs that exceed one year in duration, the Company discounts the sales to present value, resulting in a reduction in sales and customer receivables, and amortizes the discount amount to Finance charges and other over the term of the program. The amount of customer receivables carried on the Company’s balance sheet that were in non-accrual status was $10.5 million and $10.0 million at January 31, 2011 and April 30, 2011, respectively. The amount of customer receivables carried on the Company’s consolidated balance sheet that were past due 90 days or more and still accruing interest was $43.5 million and $33.1 million at January 31, 2011 and April 30, 2011, respectively.

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts, including estimated uncollectible interest, for its Customer and Other accounts receivable, based on its historical net loss experience and expectations for future losses. The net charge-off data used in computing the allowance for doubtful accounts is reduced by the amount of post-charge-off recoveries received, including cash payments, amounts realized from the repossession of the products financed and, at times, payments received under credit insurance policies. Additionally, the Company separately evaluates portions of the credit portfolio based on underwriting criteria, including both credit score of the customer and the underwriter’s evaluation of the customer’s credit-worthiness, (Primary and Secondary programs) to estimate the allowance for doubtful accounts. The Secondary program consists of those customers who do not qualify for credit under our Primary program, typically due to past credit problems or lack of credit history. The Company monitors the aging of its past due accounts closely. The Company focuses its collection efforts on preventing accounts from becoming 60 days past due or greater, which is a leading indicator of potential charge-off. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $34.6 million and $33.2 million, at January 31, 2011 and April 30, 2011, respectively. Additionally, as a result of the Company’s practice of reaging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off is impacted. If these accounts had been charged-off sooner the historical net loss rates might have been higher.

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

Comprehensive Income. Comprehensive income for the prior year three month period is as follows:

(Dollars in thousands)	Three Months Ended April 30, 2010
Net Income	$5,793
Adjustment of fair value of interest rate swaps, net of tax of $30	(55)

Total Comprehensive income	$5,738

Recently Issued Accounting Pronouncements. Effective April 5, 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether Restructuring is a Troubled Debt Restructuring, which clarifies when a loan modification or restructuring is considered a troubled debt restructuring. This guidance clarifies what constitutes a concession and whether the debtor is experiencing financial difficulties, even if not currently in default. The amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, or for the third quarter of fiscal 2012 for the Company, and should be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired. The Company is currently evaluating the provisions of this ASU and the impact that its adoption will have on its financial position and results of operations.

Revision of financial statements. The Company has revised its fiscal year 2010 and 2011 consolidated financial statements to correct its accounting for interest income on customer accounts receivable related to the charge-off of those accounts. As a result, revisions have been made that have increased revenue from Finance charges and other, Repair service agreement commissions, net, and expense related to the Provision for bad debts for those periods. Management has concluded that the impact of these revisions on the prior reporting periods is not material to the Company’s consolidated financial statements. and the net effect of the reclassification was no change to Operating income, Income before income taxes or Net income for any period. The following is a table that shows the impact of the revision for all quarterly periods of the prior two fiscal years:

	Repair service agreement commissions, net			Finance charges and other
(Dollars in thousands)	As Presented	Reclass	As Adjusted	As Presented	Reclass	As Adjusted
FY 2010
Quarter ending 4/30/2009	$9,790	$-	$9,790	$39,439	$397	$39,836
Quarter ending 7/31/2009	8,858	-	8,858	39,903	651	40,554
Quarter ending 10/31/2009	7,319	-	7,319	36,064	719	36,783
Quarter ending 1/31/2010	7,305	-	7,305	36,805	281	37,086

Total Fiscal Year 2010	$33,272	$-	$33,272	$152,211	$2,048	$154,259

FY 2011
Quarter ending 4/30/2010	$7,917	$144	$8,061	$34,860	$1,216	$36,076
Quarter ending 7/31/2010	8,341	27	8,368	34,640	1,264	35,904
Quarter ending 10/31/2010	6,035	29	6,064	33,141	1,412	34,553
Quarter ending 1/31/2011	6,495	80	6,575	$34,165	1,842	36,007

Year to Date Fiscal Year 2011	$28,788	$280	$29,068	$136,806	$5,734	$142,540

	Provision for bad debts
	As Presented	Reclass	As Adjusted
FY 2010
Quarter ending 4/30/2009	$5,644	$397	$6,041
Quarter ending 7/31/2009	8,026	651	8,677
Quarter ending 10/31/2009	12,651	719	13,370
Quarter ending 1/31/2010	10,522	281	10,803

Total Fiscal Year 2010	$36,843	$2,048	$38,891

FY 2011
Quarter ending 4/30/2010	$6,274	$1,360	$7,634
Quarter ending 7/31/2010	9,048	1,291	10,339
Quarter ending 10/31/2010	9,372	1,441	10,813
Quarter ending 1/31/2011	$8,360	1,922	10,282

Year to Date Fiscal Year 2011	$33,054	$6,014	$39,068

2.	Supplemental Disclosure of Finance Charges and Other Revenue

The following is a summary of the classification of the amounts included as Finance charges and other for the three months ended April 30, 2010 and 2011 (in thousands):

	Three Months ended April 30,
(Dollars in thousands)	2010	2011
Interest income and fees on customer receivables	$31,937	$30,002
Insurance commissions	3,890	3,392
Other	249	225

Finance charges and other	$36,076	$33,619

3.	Supplemental Disclosure of Customer Receivables

The following tables present quantitative information about the receivables portfolio managed by the Company:

	Total Outstanding Balance
	of Customer Receivables		60 Days Past Due (1)		Reaged (1)
(Dollars in Thousands)	January 31, 2011	April 30, 2011	January 31, 2011	April 30, 2011	January 31, 2011	April 30, 2011
Primary program:
Installment	$537,682	$497,309	$39,252	$30,143	$86,403	$78,099
Revolving	24,603	20,987	1,698	1,352	1,426	1,379

Subtotal	562,285	518,296	40,950	31,495	87,829	79,478
Secondary program:
Installment	113,481	107,191	17,092	12,958	37,379	32,696

Total receivables managed	675,766	625,487	$58,042	$44,453	$125,208	$112,174

Allowance for uncollectible accounts related to the Primary program	(25,580)	(24,435)
Allowance for uncollectible accounts related to the Secondary program	(9,056)	(8,775)
Allowances for promotional credit programs	(8,411)	(6,320)
Current portion of customer accounts receivable, net	342,754	318,995

Long-term customer accounts receivable, net	$289,965	$266,962

(1) Amounts are based on end of period balances and accounts could be represented in both the past due and reaged columns shown above. The total amount of customer receivables past due one day or greater was $161.0 million and $133.6 million as of January 31, 2011 and April 30, 2011, respectively. These amounts include the 60 days past due totals shown above.

	Average Balances		Net Credit Charge-offs (2)
	Three Months Ended April 30,		Three Months Ended April 30,
(Dollars in thousands)	2010	2011	2010	2011
Primary program:
Installment	$542,675	$514,719
Revolving	38,839	22,717

Subtotal	581,514	537,436	$6,776	$6,393
Secondary program:
Installment	134,324	110,325	2,370	2,121

Total receivables managed	$715,838	$647,761	$9,146	$8,514

(2) Amounts represent total credit charge-offs, net of recoveries, on total customer receivables.

Following is the activity in the Company’s balance in the allowance for doubtful accounts and uncollectible interest for customer receivables for the three months ended April 30, 2011 and 2010:

	Three Months Ended 4/30/2010			Three Months Ended 4/30/2011
	Primary	Secondary	Total	Primary	Secondary	Total
Allowance at beginning of period	$26,704	$9,098	$35,802	$25,580	$9,056	$34,636
Provision (a)	5,037	4,271	9,308	6,685	2,432	9,117
Principal charge-offs (b)	(6,819)	(2,378)	(9,197)	(6,485)	(2,144)	(8,629)
Interest charge-offs	(1,524)	(702)	(2,226)	(1,437)	(592)	(2,029)
Recoveries (b)	43	8	51	92	23	115

Allowance at end of period	$23,441	$10,297	$33,738	$24,435	$8,775	$33,210

(a)	Includes provision for uncollectible interest, which is included in Finance charges and other.
(b)

Charge-offs include the principal amount of losses (excluding accrued and unpaid interest), and recoveries include current period principal collections on previously charged-off balances. These amounts represent net charge-offs.

4.	Debt and Letters of Credit

The Company’s long-term debt consisted of the following at the period ended:

(Dollars in thousands)	January 31, 2011	April 30, 2011
Asset-based revolving credit facility maturing in November 2013	$279,300	$226,000
Term Loan (net of OID of $5,820 and $5,543 respectively) maturing in November 2014	94,180	94,457
Other long-term debt	256	216

Total debt	373,736	320,673
Less current portion of debt	167	169

Long-term debt	$373,569	$320,504

The Company’s $375 million asset-based revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory and matures in November 2013. The credit facility bears interest at LIBOR plus a spread ranging from 375 basis points to 400 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement, a net capital expenditures limit and a $25 million minimum availability requirement. Additionally, the agreement contains cross-default provisions, such that, any default under another of the Company’s credit facilities would result in a default under this agreement, and any default under this agreement would result in a default under those agreements. The Company was in compliance with the covenants at April 30, 2011. The asset-based revolving credit facility restricts the amount of dividends the Company can pay and is secured by the assets of the Company not otherwise encumbered.

The Company’s $100 million second lien term loan matures in November 2014 and limits the combined borrowings under its asset-based revolving credit facility and the second lien term loan based on a borrowing base calculation that includes customer accounts receivable, inventory and real estate. The loan bears interest at the greater of LIBOR or 3.0%, plus a spread of 1150 basis points. The agreement also contains certain prepayment penalties should the Company choose to prepay all or a portion of the term loan prior to its maturity date. If a prepayment is made prior to the first anniversary date in November 2011, the Company would be required to pay a prepayment fee equal to the greater of interest owed for the remainder of the first year or 5% of the principal amount being paid. Prepayments made prior the second and third anniversaries of the closing date and the maturity date of the loan would incur prepayment penalties of 3%, 2% and 1%, respectively, for prepayments occurring between each of those dates. Additionally, there are separate prepayment premiums required, along with mandatory prepayments, if the Company completes a permitted disposition of eligible real estate or incurs permitted debt related to other financing transactions, such as an asset-backed securitization, high-yield notes offering, or financing of eligible real estate. The covenants under the term loan are consistent with the covenant requirement of the asset-based revolving credit facility. Additionally, the agreement contains cross-default provisions, such that, any default under another of the Company’s credit facilities would result in a default under this agreement, and any default under this agreement would result in a default under those agreements.

The Company expects, based on current facts and circumstances that it will be in compliance with the above covenants for the next 12 months.

As of April 30, 2011, the Company had approximately $104.1 million under its asset-based revolving credit facility, net of standby letters of credit issued immediately available for general corporate purposes, before considering the $25 million minimum availability requirement. The Company also had $43.0 million that may become available under its asset-based revolving credit facility as it grows the balance of eligible customer receivables and its total eligible inventory balances.

The Company’s asset–based revolving credit facility provides it the ability to utilize letters of credit to secure its deductibles under the Company’s property and casualty insurance programs and risk reserves for certain of our third-party financing alternatives, among other acceptable uses. At April 30, 2011, the Company had outstanding letters of credit of $1.9 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $1.9 million as of April 30, 2011.

The Company held interest rate swaps with notional amounts totaling $10.0 million as of April 30, 2011, with terms extending through July 2011 for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of its variable-rate debt, based on changes in the benchmark one-month LIBOR interest rate. Changes in the cash flows of the interest rate swaps are expected to exactly offset the changes in cash flows (changes in base interest rate payments) attributable to fluctuations in the LIBOR interest rate. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At April 30, 2011, the estimated net amount of loss that is expected to be reclassified into earnings within the next twelve months is $0.1 million.

For information on the location and amounts of derivative fair values in the statement of operation, see the tables presented below (in thousands):

	Fair Values of Derivative Instruments Liability Derivatives
	January 31, 2011		April 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under
Interest rate contracts	Accrued expenses	$110	Accrued expenses	$37

Total derivatives designated as hedging instruments		$110		$37

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
	April 30,			April 30,			April 30,
	2010	2011		2010	2011		2010	2011
Interest Rate
Contracts	$ (55)	$ (47)	Interest expense	$ (98)	$ (62)	Interest expense	$ -	$ -

Total	$ (55)	$ (47)		$ (98)	$ (62)		$ -	$ -

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

Repair Service Agreement Obligations. The Company sells repair service agreements that extend the period of covered warranty service on the products the Company sells. For certain of the repair service agreements sold, the Company is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The typical term for these agreements is between 12 and 36 months. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sale and recorded in revenues in the statement of operations over the life of the agreements. The agreements can be canceled at any time and any deferred revenue associated with canceled agreements is reversed at the time of cancellation. The amounts of repair service agreement revenue deferred at January 31, 2011, and April 30, 2011, were $6.5 million and $6.8 million, respectively, and are included in Deferred revenue and allowances in the accompanying consolidated balance sheets.

The following table presents a reconciliation of the beginning and ending balances of the deferred revenue on the Company’s repair service agreements and the amount of claims paid under those agreements:

	Three Months Ended April 30,
(Dollars in thousands)	2010	2011
Balance in deferred revenues at beginning of period	$7,268	$6,486
Revenues earned during the period	(1,787)	(1,458)
Revenues deferred on sales of new agreements	1,801	1,760

Balance in deferred revenues at end of period	$7,282	$6,788

Total claims incurred during the period, excludes selling expenses	$886	$669

6.	Segment Reporting

Financial information by segment is presented in the following tables for the three months ended April 30, 2010 and 2011:

	Three Months Ended April 30,
	2010			2011
(Dollars in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$149,015	$-	$149,015	$144,279	$-	$144,279
Repair service agreement commissions (net) (a)	9,851	(1,790)	8,061	8,902	(1,380)	7,522
Service revenues	4,757	-	4,757	3,889	-	3,889

Total net sales	163,623	(1,790)	161,833	157,070	(1,380)	155,690

Finance charges and other	249	35,827	36,076	225	33,394	33,619

Total revenues	163,872	34,037	197,909	157,295	32,014	189,309
Cost and expenses
Cost of goods and parts sold, including warehousing and occupancy costs	116,592	-	116,592	111,440	-	111,440
Selling, general and administrative expense (b) (c)	41,785	16,547	58,332	40,845	15,343	56,188
Provision for bad debts	136	7,498	7,634	143	7,378	7,521

Total cost and expenses	158,513	24,045	182,558	152,428	22,721	175,149

Operating income	5,359	9,992	15,351	4,867	9,293	14,160
Interest expense, net (d)	-	5,783	5,783	-	7,556	7,556
Other expense, net	171	-	171	52	-	52

Segment income before income taxes	$5,188	$4,209	$9,397	$4,815	$1,737	$6,552

(a) – Retail repair service agreement commissions exclude repair service agreement cancellations that are the result of consumer credit account charge-offs. These amounts are reflected in repair service agreement commissions for the credit segment. The allocation of the cancellations was adjusted in the prior period presentation to conform to the current period’s presentation, which is consistent with the basis that management uses internally to allocate those items.

(b) – Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $1.7 million and $2.1 million for the three months ended April 30, 2010 and 2011, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $4.5 million and $4.0 million for the three months ended April 30, 2010 and 2011, respectively.

(c) – Selling, general and administrative expenses of the retail segment include depreciation expense of approximately $3.3 million and $2.8 million for the three months ended April 30, 2010 and 2011, respectively. Selling, general and administrative expenses of the credit segment include depreciation expense of approximately $0.1 million for each of the three months ended April 30, 2010 and 2011.

(d) – Interest expense, net, of the credit segment includes amortization expense related to debt issuance costs of approximately $1.0 million and $0.7 million for the three months ended April 30, 2010 and 2011, respectively.

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

•	Changes in our collection practices and policies;

•	The success of our growth strategy and plans regarding opening new stores and entering adjacent and new markets, including our plans to continue expanding into existing markets;

•	Our ability to open and profitably operate new stores in existing, adjacent and new geographic markets;

•	Our ability to profitably expand our credit operations;

•	Our intention to update or expand existing stores;

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

Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” in our filings with the Securities and Exchange Commission, including our Form 10-K filed on April 1, 2011. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report might not happen.

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

We are a leading specialty retailer of durable consumer products, and we also provide consumer credit to support our customers’ purchases of the products that we offer. Currently, we derive our revenue primarily from two sources: (i) retail sales and delivery of consumer electronics, home appliances, furniture and mattresses, lawn and garden equipment and repair service agreements; and (ii) our in-house consumer credit program, including sales of related credit insurance products. We operate a highly integrated and scalable business through our 75 retail stores and our website, providing our customers with a broad range of brand name products, in-house financing options, next day delivery capabilities, and outstanding product repair service through well-trained and knowledgeable sales, consumer credit and service personnel.

Unlike many of our competitors, we provide flexible in-house credit options for our customers. In the last three years, we financed, on average, approximately 60% of our retail sales through our internal credit programs. In addition to our own credit programs, we use third-party financing programs to provide a portion of the non-interest bearing financing for purchases made by our customers and to provide our customers a rent-to-own payment option. The financing programs we offer to our customers include interest-bearing installment, revolving charge contracts, and promotional credit programs that provide for “same as cash” or deferred interest interest-free periods of varying terms, generally three, six, 12, 18, 24, 36 and 48 months, and require monthly payments beginning in the month after the sale.

The following tables present, for comparison purposes, information about our credit portfolios (dollars in thousands, except average outstanding customer balance).

	Three Months Ended April 30,
	2010	2011
Total outstanding balance (period end)	$700,492	$625,487
Percent of total outstanding balances represented by balances over 36 months old (period end) (1)	3.1%	3.3%
Percent of total outstanding balances represented by balances over 48 months old (period end) (1)	1.0%	0.9%
Average outstanding customer balance	$1,335	$1,273
Number of active accounts (period end)	524,795	491,441
Account balances over 60 days past due (period end) (2)	$59,932	$44,453
Percent of balances over 60 days past due to total outstanding balance (period end)	8.6%	7.1%
Total account balances reaged (period end) (2)	134,010	112,174
Percent of reaged balances to total outstanding balance (period end)	19.1%	17.9%
Account balances reaged more than six months (period end)	$55,230	$47,338
Weighted average credit score of outstanding balances	583	589
Total applications processed	244,634	254,334
Percent of retail sales financed	59.2%	50.6%
Weighted average origination credit score of sales financed	616	623
Total applications approved	41.5%	37.3%
Average down payment	5.9%	8.0%
Average total outstanding balance	$715,838	$647,761
Bad debt charge-offs (net of recoveries)	$9,146	$8,514
Percent of bad debt charge-offs (net of recoveries) to average outstanding balance, annualized	5.1%	5.3%
Estimated percent of reage balances collected (3)	82.6%	80.8%
Percent of total outstanding balance represented by promotional receivables	13.9%	10.0%
Payment rate (4)	5.99%	6.38%

(1)	Includes installment accounts only. Balances included in over 48 month totals are also included in balances over 36 months old totals.
(2)	Accounts that become delinquent after being reaged are included in both the delinquency and reaged amounts.
(3)

Is calculated as 1 minus the percent of actual bad debt charge-offs (net of recoveries) of reage balances as a percent of average reage balances. The reage bad debt charge-offs are included as a component of Percent of bad debt charge-offs (net of recoveries) to average outstanding balance.

(4)	Three month rolling average of gross cash payments as a percentage of gross principal balances outstanding at the beginning of each month in the period.
(5)

In addition to the credit programs we offer internally, we also use a third-party finance company to provide a portion of our no-interest financing offerings. We also use a third-party provider to offer a rent-to-own financing option to our customers. During the three months ended April 30, 2011 and 2010, approximately 6.3% and 7.2% of our retail sales were financed under the third-party no-interest financing and approximately 3.5% and 0.1% of our sales were financed through the third-party rent-to-own financing.

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

Executive Overview

This narrative is intended to provide an executive level overview of our operations for the three months ended April 30, 2011. A detailed explanation of the changes in our operations for these periods as compared to the prior year periods is included under Results of Operations. The following is a summary of some of the specific items impacting our retail and credit segments:

Retail Segment Review

•

Total revenues declined $6.6 million on a same store sales decline of 3.9%, excluding the five stores being closed and the two stores with leases expiring in the current fiscal year. The decline in same store sales was driven by lower home appliance, consumer electronics and home office sales, partially offset by a 24.9% increase in furniture and mattresses sales. Repair service agreement sales declined on the lower product sales volume and service revenues fell as we use more third-party servicers during the current year quarter to provide timely product repairs for our customers;

•

The segment’s retail margin (includes gross profit from both product and repair service agreement sales) increased from 28.1% in the year ago period, to 28.4% on a 60 basis point increase in product gross margin, as repair service agreement commissions became a smaller percentage of the revenue mix. Product gross margin increased due to a shift in our product mix to higher margin furniture and mattresses and improved margins generated in the home office category in the current year period; and

•

Selling, general and administrative (SG&A) expense decline by $0.9 million, but increased as a percent of segment revenues to 26.0% for the three months ended April 30, 2011, from 25.5% for the three months ended April 30, 2010. The total expense reduction was driven by reduced compensation and related expenses, which were partially offset by increased use of third-party delivery and transportation services, as we began outsourcing a significant portion of this work during the quarter ended January 31, 2011. The primary drivers of the increase in SG&A expense as a percent of revenues were the decrease in sales, increased third-party delivery and transportation services, net of related compensation expense reductions, and severance charges, partially offset by reduced expenses related to our property and casualty insurance program and reduced depreciation expense.

Credit Segment Review

•

Total revenues declined by $2.0 million, as compared to the same quarter in the prior year, as lower interest income and fee revenues, due to the declining customer accounts receivable balance, was partially offset by a reduced charge related to repair service agreement cancellations due to credit account charge-offs. As a result of our declining sales, improved payment rate by our credit customers on their accounts and lower percent of sales financed under our credit programs, the average customer accounts receivable balance has fallen 9.5%, from $715.8 million during quarter ended April 30, 2010, to $647.8 million during the quarter ended April 30, 2011;

•

SG&A expense for the credit segment fell $1.2 million, primarily due to reduced compensation and related expense and decreased cost related to a lower volume of collection letters mailed to delinquent customers. Continued improvement in the delinquency performance of the portfolio has allowed us to reduce the cost of servicing the portfolio, as the balance 60+ days delinquent has fallen from $59.9 million at April 30, 2010, to $44.5 million at April 30, 2011. The improved performance and reduced servicing cost has resulted in credit segment SG&A expense as a percent of revenues falling to 47.9% for the quarter ended April 30, 2011, as compared to 48.6% for the year ago period;

•

As we experienced continued improvement in our credit portfolio performance (specifically, the trends in the delinquency rate, payment rate and percent of the portfolio reaged) during the first quarter of fiscal 2012, the Provision for bad debts decreased by $2.8 million during the three months ended April 30, 2011, from $10.3 million in the three months ended January 31, 2011, though it was largely unchanged as compared to the year ago period. While our total net charge-offs of customer accounts receivable decreased by $0.6 million compared to the prior fiscal year first quarter, due to the decline in the balance of our portfolio, the net charge-offs as a percent of the portfolio balance increased to 5.3% for the quarter ended April 30, 2011, from 5.1% for the quarter ended April 30, 2010; and

•

Net interest expense increased in the first quarter of fiscal 2012, by $1.8 million primarily due to the impact of the higher effective interest rate on our debt as a result of the term loan that we entered into in November, 2010.

Operational changes and outlook

We have implemented, continued to focus on, or modified operating initiatives that we believe will positively impact future results, including:

•

Reviewing our existing store locations to ensure the customer demographics and retail sales opportunity are sufficient to achieve our store performance expectations, and selectively closing or relocating stores to achieve those goals;

•

Augmenting our credit offerings through the use of third-party consumer credit providers to provide flexible financing options to meet the varying needs of our customers, while focusing the use of our credit program to offer credit to customers where third-party programs are not available.

We currently plan to close five of our underperforming retail locations and allow the leases to expire on one other location that do not perform at the level we expect for mature store locations. The stores that are being closed have average annual retail revenues over the last three years of $5.1 million as compared to an average of $10.4 million our other non-clearance center locations and typically have not contributed to our pretax income. After the closures and lease expirations, we will have a total of 69 retail stores. The store closings will all be in Texas, with one being located in the San Antonio market, one in the Austin market and four in the Dallas market. We closed one store in the Austin market during the quarter when its lease expired at the end of April.

While we have benefited from our operations being concentrated in the Texas, Louisiana and Oklahoma region in the past, recent weakness in the national and state economies, including instability in the financial markets, declining consumer confidence and the volatility of oil prices, have and will present significant challenges to our operations in the coming quarters. Our customers continue to be pressured by increasing gas and food prices and high levels of unemployment and, as a result, we have seen average selling prices for television and laundry decline. As such, we expect second quarter same store sales to decline by a percentage in the mid to high single digits. We expect to maintain retail gross margins of between 27% and 28%.

Application of Critical Accounting Policies

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

Allowance for doubtful accounts.

We record an allowance for doubtful accounts, including estimated uncollectible interest, for our Customer accounts receivable, based on our historical net loss experience and expectations for future losses. The net charge-off data used in computing the loss rate is reduced by the amount of post-charge-off recoveries received, including cash payments, amounts realized from the repossession of the products financed and, at times, payments received under credit insurance policies. Additionally, we separately evaluate portions of the credit portfolio based on underwriting criteria to estimate the allowance for doubtful accounts. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $34.6 million and $33.2 million, at April 30, 2010, and 2011, respectively. Additionally, as a result of our practice of reaging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off is impacted. If these accounts had been charged-off sooner the historical net loss rates might have been higher. Reaged customer receivable balances represented 17.9% of the total portfolio balance at April 30, 2011. If the loss rate used to calculate the allowance for doubtful accounts was increased by 10% at April 30 2011, we would have increased our Provision for bad debts by approximately $3.3 million for fiscal 2012.

Revenue recognition.

Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell repair service agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell repair service renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the repair service agreement. These repair service agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer’s warranty and the third party obligor contracts. Additionally, the Company sells repair service agreements on its furniture products at the point of sale for which it is the obligor at the time of the sale. All of these agreements typically have terms ranging from 12 to 36 months. These agreements are separate units of accounting and are valued based on the agreed upon retail selling price. The amounts of repair service agreement revenues deferred at January 31, 2011 and April 30, 2011 were $6.5 million and $6.8 million, respectively, and are included in Deferred revenues and allowances in the accompanying consolidated balance sheets.

Vendor allowances.

We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, training and promotion programs which are recorded on the accrual basis as a reduction to the related product cost, cost of goods sold, compensation expense or advertising expense, according to the nature of the program. We accrue rebates based on the satisfaction of terms of the program and sales of qualifying products even though funds may not be received until the end of a quarter or year. If the programs are related to product purchases, the allowances, credits or payments are recorded as a reduction of product cost; if the programs are related to product sales, the allowances, credits or payments are recorded as a reduction of cost of goods sold; if the programs are directly related to promotion, marketing or compensation expense paid related to the product, the allowances, credits, or payments are recorded as a reduction of the applicable expense in the period in which the expense is incurred

Accounting for leases.

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

Results of Operations

The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

	Three Months Ended April 30,
	2010	2011
Revenues:
Product sales	75.3%	76.2%
Service maintenance agreement commissions (net)	4.1	4.0
Service revenues	2.4	2.0

Total net sales	81.8	82.2

Finance charges and other	18.2	17.8

Total revenues	100.0	100.0

Cost and expenses:
Cost of goods sold, including warehousing and occupancy costs	57.7	57.9
Cost of parts sold, including warehousing and occupancy costs	1.2	0.9
Selling, general and administrative expense	29.5	29.7
Provision for bad debts	3.9	4.0

Total costs and expenses	92.3	92.5

Operating income	7.7	7.5
Interest expense	2.9	4.0
Other expense	0.1	0.0

Income before income taxes	4.7	3.5
Provision for income taxes	1.8	1.4

Net income	2.9%	2.1%

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

Analysis of consolidated statements of operations

Total consolidated

	Three months ended April 30,		2011 vs. 2010 Incr/(Decr)
(in thousands except percentages)	2010	2011	Amount	Pct
Revenues
Product sales	$149,015	$144,279	$(4,736)	(3.2)%
Repair service agreement commissions (net)	8,061	7,522	(539)	(6.7)
Service revenues	4,757	3,889	(868)	(18.2)

Total net sales	161,833	155,690	(6,143)	(3.8)

Finance charges and other	36,076	33,619	(2,457)	(6.8)

Total revenues	197,909	189,309	(8,600)	(4.3)
Cost and expenses
Cost of goods and parts sold	116,592	111,440	(5,152)	(4.4)

Gross Profit	81,318	77,870	(3,448)	(4.2)
Gross Margin	41.1%	41.1%
Selling, general and administrative expense	58,332	56,188	(2,144)	(3.7)
Provision for bad debts	7,634	7,521	(113)	(1.5)

Total costs and expenses	182,558	175,149	(7,409)	(4.1)
Operating income	15,351	14,160	(1,191)	(7.8)
Operating Margin	7.8%	7.5%
Interest expense	5,783	7,556	1,773	30.7
Other expense	171	52	(119)	(69.6)

Income before income taxes	9,397	6,552	(2,845)	(30.3)
Provision for income taxes	3,604	2,559	(1,045)	(29.0)

Net income	$5,793	$3,993	$(1,800)	(31.1)

Retail segment

	Three months ended April 30,		2011 vs. 2010 Incr/(Decr)
(in thousands except percentages)	2010	2011	Amount	Pct
Revenues
Product sales	$149,015	$144,279	$(4,736)	(3.2)%
Repair service agreement commissions (net) (a)	9,851	8,902	(949)	(9.6)
Service revenues	4,757	3,889	(868)	(18.2)

Total net sales	163,623	157,070	(6,553)	(4.0)

Finance charges and other	249	225	(24)	(9.6)

Total revenues	163,872	157,295	(6,577)	(4.0)
Cost and expenses
Cost of goods and parts sold	116,592	111,440	(5,152)	(4.4)

Gross Profit	47,280	45,855	(1,425)	(3.0)
Gross Margin	28.9%	29.2%		0.0
Selling, general and administrative expense (b)	41,785	40,845	(940)	(2.2)
Provision for bad debts	136	143	7	5.1

Total costs and expenses	158,513	152,428	(6,085)	(3.8)

Operating income	5,359	4,867	(492)	(9.2)
Operating Margin	3.3%	3.1%
Other expense	171	52	(119)	(69.6)

Segment income before income taxes	$5,188	$4,815	$(373)	(7.2)

Credit segment

	Three months ended April 30,		2011 vs. 2010 Incr/(Decr)
(in thousands except percentages)	2010	2011	Amount	Pct
Revenues
Product sales	$-	$-	$-	N/A
Repair service agreement commissions (net) (a)	(1,790)	(1,380)	410	(29.7)

Total net sales	(1,790)	(1,380)	410	(29.7)

Finance charges and other	35,827	33,394	(2,433)	(7.3)

Total revenues	34,037	32,014	(2,023)	(6.3)
Cost and expenses
Selling, general and administrative expense (b)	16,547	15,343	(1,204)	(7.8)
Provision for bad debts	7,498	7,378	(120)	(1.6)

Total costs and expenses	24,045	22,721	(1,324)	(5.8)

Operating income	9,992	9,293	(699)	(7.5)
Operating Margin	29.4%	29.0%
Interest expense	5,783	7,556	1,773	23.5

Segment Income before income taxes	$4,209	$1,737	$(2,472)	(142.3)

(a)

Retail repair service agreement commissions exclude repair service agreement cancellations that are the result of consumer credit account charge-offs. These amounts are reflected in repair service agreement commissions for the credit segment. The allocation of the cancellations was adjusted in the prior period presentation to conform to the current period’s presentation, which is consistent with the basis that management uses internally to allocate those items.

(b)

Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $1.7 million and $2.1 million for the three months ended April 30, 2010 and 2011 respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $4.5 million and $4.0 million for the three months ended April 30, 2010 and 2011, respectively.

Three Months Ended April 30, 2011 Compared to Three Months Ended April 30, 2010

	Three Months Ended April 30,		Change
(Dollars in millions)	2010	2011	$	%
Net sales	$161.8	$155.7	(6.1)	(3.8)
Finance charges and other	36.1	33.6	(2.5)	(6.9)

Total Revenues	$197.9	$189.3	(8.6)	(4.3)

The $6.1 million decrease in net sales consists of the following:

•	A same store sales decrease of 3.9%;

•	A $0.3 million net decrease generated by the five stores we plan to close and the two stores with leases expiring in the current fiscal year;

•	A $0.6 million increase resulted from a decrease in discounts on extended-term non-interest bearing credit sales (those with terms longer than 12 months); and

•	A $0.9 million decrease in service revenues.

The components of the $6.1 million decrease in net sales were a $4.7 million decrease in Product sales and a $1.4 million decrease in repair service agreement commissions and service revenues.

The following table presents the makeup of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

	Three Months ended April 30,
(Dollars in millions)	2010	% of Total	2011	% of Total	Change	% Change
Consumer electronics	$59.7	36.9%	$57.1	36.7%	$(2.6)	(4.4%)
Home appliances	48.8	30.2	45.1	29.0	(3.7)	(7.6%)
Furniture and mattresses	18.9	11.7	23.6	15.1	4.7	24.9%
Home office	13.1	8.1	10.6	6.8	(2.5)	(19.1%)
Other	8.5	5.2	7.9	5.1	(0.6)	(7.1%)

Total product sales	149.0	92.1	144.3	92.7	(4.7)	(3.2%)
Repair service agreement commissions	8.1	5.0	7.5	4.8	(0.6)	(7.4%)
Service revenues	4.7	2.9	3.9	2.5	(0.8)	(17.0%)

Total net sales	$161.8	100.0%	$155.7	100.0%	$(6.1)	(3.8%)

Note: The amounts in the table reflect the fact the Company has revised its product category presentation to be more consistent with other companies in the industry. The primary change was to rename the Track category as Home office and move certain products, previously included in Track, to Consumer electronics, Home appliances and Other.

The following is a summary of some of the key items impacting net sales during the quarter, as compared to the same quarter in the prior fiscal year:

•

Consumer electronics category sales declined primarily as a result of a 20.5% decrease in the average selling price of televisions, as unit sales increased 19.4%. The increase in unit sales was driven largely by a 128.8% increase in plasma television unit sales. Also, lower camera and camcorder sales contributed to the decline. Partially offsetting the declines were higher video game hardware, MP3 player and accessory sales, and the addition of DJ systems to the product line-up,

•

Home appliance category sales declined during the quarter on lower unit sales and a decline in the average selling prices, with laundry sales down 11.2%, refrigeration sales down 6.7% and cooking sales down 17.7%. The Company did experience a 96.4% increase in room air conditioning sales,

•	The growth in furniture and mattresses sales was driven by enhanced displays and product selection, and increased promotional activity to increase customer traffic,
•

Home office sales declined primarily as a result of a 15.9% drop in the unit sales of laptop and desktop computers, and a 3.8% decrease in the average selling prices of those products. While home office sales declined, the Company drove an increase in the amount of gross profit generated by this category,

•	The decrease in other product revenues resulted primarily from reduced lawn and garden equipment sales due to the dry weather conditions,
•

Repair service agreement commissions declined due to a $0.9 million decrease in the retail segment’s repair service agreement commissions due primarily to a decline in product sales, partially offset by a $0.4 million reduction in the amount of the credit segment’s repair service agreement cancellations due to the lower level of credit charge-offs experienced,

•	Service revenues decreased as the Company increased its use of third-party servicers during the quarter, compared to the previous year, to provide timely product repairs for its customers, and
•	The Company completed the closure of one store in Austin, Texas, as the lease expired during the month of April.

	Three Months Ended April 30,		Change
(Dollars in millions)	2010	2011	$	%
Interest income and fees	$31.9	$30.0	(1.9)	(6.0)
Insurance commissions	3.9	3.4	(0.5)	(12.8)
Other income	0.3	0.2	(0.1)	(33.3)

Finance charges and other	$36.1	$33.6	(2.5)	(7.4)

Interest income and fees and insurance commissions are included in the Finance charges and other for the credit segment, while Other income is included in Finance charges and other for the retail segment.

The decrease in Interest income and fees of the credit segment resulted primarily due to a decrease in the average balance of customer accounts receivable outstanding during the three months ended April 30, 2011 of 9.5%, as compared to the prior year period. The average interest income and fee yield earned on the portfolio increased from 17.8% for the three months ended April 30, 2010, to 18.5% for the three months ended April 30, 2011. Insurance commissions of the credit segment decreased as a result of reduced initial sales commissions and lower retrospective commissions and lower interest earnings on funds held by the insurance company for the payment of claims. We have also reduced the percentage of credit being offered under our internal credit programs, which has a negative impact on the number of opportunities to sell credit insurance under our credit insurance program.

The following table provides key portfolio performance information for the three months ended April 30, 2010 and 2011:

	Three Months Ended April 30,
(Dollars in millions)	2010	2011
Interest income and fees (a)	$31.9	$30.0
Net charge-offs (b)	(9.1)	(8.5)
Borrowing costs (c)	(5.8)	(7.6)

Net portfolio yield	$17.0	$13.9

Average portfolio balance	$715.8	$647.8
Interest income and fee yield % (annualized)	17.8%	18.5%
Net charge-off % (annualized)	5.1%	5.3%

(a)	Included in Finance charges and other.
(b)	Included in Provision for bad debts.
(c)	Included in Interest expense.

	Three Months Ended April 30,		Change
(Dollars in millions)	2010	2011	$	%
Cost of goods sold	$114.2	$109.7	(4.5)	(3.9)
Product gross margin percentage	23.4%	24.0%		0.6%

Product gross margin increased as a percent of product sales from the three months ending April 30, 2010 driven by a shift in our product mix to higher margin furniture and mattresses and improved margins generated in the home office category in the current year period.

	Three Months Ended April 30,		Change
(Dollars in millions)	2010	2011	$	%
Cost of service parts sold	$2.4	$1.7	(0.7)	(29.2)
As a percent of service revenues	49.5%	56.3%		6.7%

This decrease was due primarily to a 22.3% decrease in parts sales as we increased the use of third-party servicers to provide timely product repairs for our customers.

	Three Months Ended April 30,		Change
(Dollars in millions)	2010	2011	$	%
Selling, general and administrative expense - Retail	$41.7	$40.9	(0.8)	(1.9)
Selling, general and administrative expense - Credit	16.6	15.3	(1.3)	(7.8)

Selling, general and administrative expense - Total	$58.3	$56.2	(2.1)	(3.6)

As a percent of total revenues	29.5%	29.7%		(0.2%)

During the three months ended April 30, 2011, Selling, general and administrative (SG&A) expense was reduced by $2.1 million, though it increased as a percent of revenues to 29.7% from 29.5% in the prior year period, due to the deleveraging effect of the decline in total revenues. The reduction in SG&A expense was driven primarily by lower compensation and related expenses, reduced depreciation expense, reduced costs related to our property and casualty insurance program, and reduced expenses related to credit mailings. These reductions were partially offset by increased charges related to the increased use of contract delivery and installation services, increased credit card fees and expenses incurred in the current period related to severance agreements.

Significant SG&A expense increases and decreases related to specific business segments included the following:

Retail Segment

The following are the significant factors affecting the retail segment:

•

Total compensation costs and related expenses decreased approximately $2.0 million from the prior period, primarily due to reduced commissions payable as a result of lower sales and reduced delivery and transportation operation staffing as we increased our use of third-parties to provide these services; and

•	Contract delivery, transportation and installation costs increased approximately $1.2 million from the prior period as we increased our use of third-parties to provide these services.

Credit Segment

The following are the significant factors affecting the credit segment:

•

Total compensation costs and related expenses decreased approximately $0.7 million from the prior period due to a decrease in staffing as the levels of delinquency declined and our credit portfolio balance dropped; and

•	Form printing and purchases and related postage decreased approximately $0.3 million as collection efforts did not utilize letter mailings to the same extent as the prior period.

	Three Month Ended April 30,		Change
(Dollars in millions)	2010	2011	$	%
Provision for bad debts	$7.6	$7.5	(0.1)	(1.3)
As a percent of total revenues	3.9%	4.0%		0.1%

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $136,000 and $143,000 for the periods ended April 30, 2010 and 2011, respectively, included in the results of operations for the retail segment.

The Provision for bad debts decreased to $7.5 million for the three months ended April 30, 2011, from $7.6 million for the in the prior year period, although our total net charge-offs of customer and non-customer accounts receivable decreased by $0.6 million compared to the prior period. We have experienced an improvement in our credit portfolio performance (specifically, the trends in the payment rate, delinquency rate and percent of the portfolio reaged) since the fourth quarter of fiscal 2011.

	Three Months Ended April 30,		Change
(Dollars in millions)	2010	2011	$	%
Interest expense, net	$5.8	$7.6	1.8	31.0

The increase in interest expense was due to the increase in our borrowing rates as a result of our refinancing transactions in the fourth quarter of 2011. The entirety of our interest expense is included in the results of operations of our credit segment.

	Three Months Ended April 30,		Change
(Dollars in millions)	2010	2011	$	%
Provision for income taxes	$3.6	$2.6	(1.0)	(27.8)
As a percent of income before income taxes	38.3%	39.7%		(1.4%)

The provision for income taxes decreased primarily as a result of the decrease in income before income taxes.

	Three Months Ended April 30,		Change
	2010	2011	$	%
Diluted earnings per share	$0.26	$0.13	(0.13)	(50.0)

Diluted earnings per share was impacted in the current period by the reduction in net income, as well as the increase in diluted shares outstanding of approximately 9.3 million shares due to the stock rights offering that occurred during the fourth quarter of fiscal year 2011. The additional shares had the impact of reducing diluted earnings per share by $0.05.

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

Our asset-based revolving credit facility, which provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, has a capacity of $375 million and a maturity date in November 2013. The credit facility bears interest at LIBOR plus a spread ranging from 375 basis points to 400 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement, a net capital expenditures limit and a minimum availability requirement. The leverage ratio covenant requirement is a required maximum of 2.00 to 1.00. The fixed charge coverage ratio is a minimum of 1.10 to 1.00. There is also a minimum required availability of $25 million. Additionally, the agreement contains cross-default provisions, such that, any default under another of our credit facilities would result in a default under this agreement, and any default under this agreement would result in a default under those agreements. We expect, based on current facts and circumstances that we will be in compliance with the above covenants for the next 12 months. The weighted average interest rate on borrowings outstanding under the asset-based revolving credit facility at April 30, 2011, was 4.5%, including the interest expense associated with our interest rate swaps.

We entered into a $100 million second lien term loan, maturing in November 2014, which limits the combined borrowings under our asset-based revolving credit facility and the second lien term loan based on a borrowing base calculation that includes customer accounts receivable, inventory and real estate. The loan bears interest at the greater of LIBOR or 3.0%, plus a spread of 1150 basis points, which resulted in an interest rate of 14.5% at April 30, 2011. The agreement also contains certain prepayment penalties should we choose to prepay all or a portion of the term loan prior to its maturity date. If a prepayment is made prior to the first anniversary date in November 2011, we would be required to pay a prepayment premium equal to the greater of interest owed for the remainder of the first year or 5% of the principal amount being paid. Prepayments made prior to the second, third and fourth anniversaries of the closing date of the loan would require prepayment premiums of 3%, 2% and 1% of the principal amount being paid, respectively, for prepayments occurring prior to each of those dates. Additionally, there are separate prepayment premiums required, along with mandatory prepayments, if we complete a permitted disposition of eligible real estate or incur permitted debt related to other financing transactions, such as an asset-backed securitization, high-yield notes offering, or financing of eligible real estate. The covenants under the term loan are consistent with the covenant requirement of the asset-based revolving credit facility. Additionally, the agreement contains cross-default provisions, such that, any default under another of our credit facilities would result in a default under this agreement, and any default under this agreement would result in a default under those agreements. We expect, based on current facts and circumstances that we will be in compliance with the above covenants for the next 12 months. The weighted average effective interest rate on borrowings outstanding under all our credit facilities for the three months ended April 30, 2011 was 8.8%, including the interest expense associated with our interest rate swaps, amortization of the discount on the term loan and amortization of deferred financing costs.

A summary of the significant financial covenants that govern our new credit facilities compared to our actual compliance status at April 30, 2011, is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum	1.28 to 1.00	1.10 to 1.00
Total liabilities to tangible net worth ratio must be lower than required maximum	1.20 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed stated amount	6.38%	4.74%
Capital expenditures, net must be lower than required maximum	$3.0 million	$22.0 million
Availability must be higher than the required minimum	$104.1 million	$25.0 million

Note: All terms in the above table are defined by the revolving credit facility and term loan and may or may not agree directly to the financial statement captions in this document. The covenants are calculated each month on a trailing twelve month basis, except for the Cash recovery percentage, which is calculated on a trailing three month basis.

As of April 30, 2011, we had immediately available borrowing capacity of $104.1 million under our asset-based revolving credit facility, net of standby letters of credit issued of $1.9 million, available to us for general corporate purposes before considering the $25 million minimum availability requirement and extended vendor terms for purchases of inventory. In addition to the $104.1 million currently available under the revolving credit facility, an additional $43.0 million may become available if we grow the balance of eligible customer receivables and total eligible inventory balances. The principal payments received on customer receivables which averaged approximately $39.8 million per month during the three months ended April 30, 2011, are available each month to fund new customer receivables generated. During fiscal 2012, we expect to continue to reduce the balance of the credit portfolio. We intend, at this time, to use the cash flow from collections of the receivables to reduce our outstanding debt balances, which will increase the unused capacity under our revolving facility available to fund future growth.

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

During the three months ended April 30, 2011, net cash provided by operating activities increased from $29.2 million provided during the three months ended April 30, 2010, to $51.0 million provided by operating activities. The increase was driven primarily by:

-	Cash provided from decreases in the balance of customer accounts receivable;

-	Partially offset by cash used in the payment of accounts payable.

Net cash used in investing activities was largely unchanged with $0.3 million in the current period, as compared to $0.2 million in the prior period, due to a decline in purchases of property and equipment in the current period.

Net cash used in financing activities increased from $35.6 million used during the three months ended April 30, 2010, to $53.1 million used during the three months ended April 30, 2011. During the three months ended April 30, 2011, we used net cash flows from operating activities to pay down amounts owed under our financing facilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates under our asset-based revolving credit facility are variable and bear interest at LIBOR plus a spread ranging from 375 basis points to 400 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). Our $100 million second-lien term loan bears interest at the greater of LIBOR or 3.0%, plus a spread of 1150 basis points. Accordingly, changes in LIBOR will affect the interest rate on, and therefore our costs under, these credit facilities.

Since January 31, 2011, the balance outstanding under our asset-based revolving credit facility has decreased from $279.3 million to $226.0 million at April 30, 2011. Additionally, since January 31, 2011, the notional balance of interest swaps used to fix the rate on a portion of asset-based revolving credit facility balance has decreased from $25 million to $10 million at April 30, 2011. As a result, as of April 30, 2011, a 100 basis point increase in interest rates on the asset-based revolving credit facility would increase our borrowing costs by $2.2 million over a 12-month period, based on the balance outstanding at April 30, 2011, after considering the impact of the interest rate swaps. Because LIBOR is more than 100 basis points below the minimum 3.0% rate under the term loan, a 100 basis point change in LIBOR would not impact the current anticipated interest expense under that loan.

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

For the quarter ended April 30, 2011, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 24, 2011, the following proposals were submitted to stockholders with the following results:

1.	Election of seven directors:

	Number of Shares
	For	Withheld
Marvin D. Brailsford	24,379,432	243,582
Jon E. M. Jacoby	24,135,173	487,841
Bob L. Martin	24,381,022	241,992
Douglas H. Martin	24,365,294	257,720
Scott L. Thompson	24,381,028	241,986
William T. Trawick	24,274,528	348,486
Theodore M. Wright	24,553,463	69,551

2.	Approval of the adoption of the 2011 Employee Omnibus Incentive Plan:

Number of Shares
For	23,530,721
Against	500,453
Abstain	591,840

3.	Approval of the adoption of the 2011 non-Employee Director Restricted Stock Plan:

Number of Shares
For	20,746,260
Against	3,282,775
Abstain	593,979

4.	Approval of the Audit Committee’s appointment of Ernst & Young, LLP as our independent public accountants for the fiscal year ending January 31, 2012.

Number of Shares
For	29,166,333
Against	39,433
Abstain	5,745

5.	Advisory vote for the approval of the compensation of our Named Executive Officers:

Number of Shares
For	23,963,398
Against	62,231
Abstain	597,385

6.	Advisory vote on the frequency of an advisory vote on the compensation of our Named Executive Officers:

Number of Shares
1 Year	23,904,418
2 Years	17,473
3 Years	116,314
Abstain	584,809

7.	Approval of such other business as may properly come before the Meeting:

Number of Shares
For	22,695,743
Against	6,381,050
Abstain	134,728

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

Date: May 25, 2011

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

10.1.3	2011 Omnibus Incentive Plan (filed herewith).

10.1.4	Form of Restricted Stock Award Agreement from Omnibus Incentive Plan (filed herewith).

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

10.2.2	Non-Employee Director Restricted Stock Plan (filed herewith).

10.2.3	Form of Restricted Stock Award Agreement from Non-Employee Director Restricted Stock Plan (filed herewith).

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

10.5.4

Amended and Restated Loan and Security Agreement dated November 30, 2010, by and among Conn’s, Inc. and the Borrowers thereunder, the Lenders party thereto, Bank of America, N.A., a national banking association, as Administrative Agent and Collateral Agent for the Lenders, JPMorgan Chase Bank, National Association, as Co-Syndication Agent, Joint Book Runner and Co-Lead Arranger for the Lenders, Wells Fargo Preferred Capital, Inc., as Co-Syndication Agent for the Lenders, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book Runner and Co-Lead Arranger for the Lenders, Capital One, N.A., as Co-Documentation Agent for the Lenders, and Regions Business Capital, a division of Regions Bank, as Co-Documentation Agent for the Lenders incorporated herein by reference to Exhibit 10.9.4 to Conn’s Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.5.5

Intercreditor Agreement by and between Bank of America, N.A. in its capacity as administrative agent and collateral agent under the ABL loan documents and GA Capital, LLC in its capacity as administrative agent and collateral agent under the Term Loan Documents and Conn’s, Inc. and Conn Credit I, LP as ABL Borrowers, and Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc. as Term Loan Borrowers incorporated herein by reference to Exhibit 10.9.5 to Conn’s Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.5.6

Amended and Restated Security Agreement dated November 30, 2010, by and among Conn’s, Inc. and the Existing Grantors thereunder, and Bank of America, N.A., in its capacity as Agent for Lenders incorporated herein by reference to Exhibit 10.9.6 to Conn’s Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.5.7

Amended and Restated Continuing Guaranty dated as of November 30, 2010, by Conn’s, Inc. and the Existing Guarantors thereunder, in favor of Bank of America, N.A., in its capacity as Agent for Lenders incorporated herein by reference to Exhibit 10.9.7 to Conn’s Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

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