Form 10-Q
period 2011-07-31
CONNS INC
filed 2011-09-09
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011	Commission File Number 000-50421

CONN'S, INC.
(Exact name of registrant as specified in its charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]  No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 2, 2011:

Class	Outstanding
Common stock, $.01 par value per share	31,878,305

Conn’s, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	January 31,	July 31,
Assets	2011	2011
Current assets		(unaudited)
Cash and cash equivalents	$10,977	$8,280
Customer accounts receivable, net of allowance of $18,763 and $13,568, respectively	342,754	311,322
Other accounts receivable, net of allowance of $60 and $57 respectively	30,476	32,629
Inventories	82,354	77,080
Deferred income taxes	16,681	12,246
Federal income taxes recoverable	3,942	4,925
Prepaid expenses and other assets	6,476	5,069
Total current assets	493,660	451,551
Long-term portion of customer accounts receivable, net of allowance of $15,873 and $11,286, respectively	289,965	258,968
Property and equipment
Land	7,264	7,264
Buildings	10,379	10,455
Equipment and fixtures	25,394	25,200
Transportation equipment	1,558	1,889
Leasehold improvements	85,415	85,695
Subtotal	130,010	130,503
Less accumulated depreciation	(83,120)	(88,296)
Total property and equipment, net	46,890	42,207
Non-current deferred income tax asset	8,009	8,976
Other assets, net	10,118	10,490
Total assets	$848,642	$772,192

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$167	$508
Accounts payable	57,740	50,383
Accrued compensation and related expenses	5,477	5,927
Accrued expenses	25,423	27,229
Income taxes payable	2,103	1,127
Deferred revenues and allowances	20,870	20,571
Total current liabilities	111,780	105,745
Long-term debt	373,569	298,670
Other long-term liabilities	4,403	6,522
Deferred gain on sale of property	845	747
Stockholders’ equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value, 40,000,000 shares authorized; 33,488,565 and 31,878,303 shares issued at January 31, 2011 and July 31, 2011, respectively	335	319
Accumulated other comprehensive loss	(71)	-
Additional paid in capital	131,590	133,420
Retained earnings	263,262	226,769
Treasury stock at cost (1,723,205 shares at January 31, 2011)	(37,071)	-
Total stockholders’ equity	358,045	360,508
Total liabilities and stockholders' equity	$848,642	$772,192

See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except earnings per share)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2011	2010	2011
Revenues
Product sales	$164,660	$138,231	$313,675	$282,510
Repair service agreement commissions (net)	8,368	8,589	16,429	16,111
Service revenues	4,183	3,811	8,940	7,700
Total net sales	177,211	150,631	339,044	306,321
Finance charges and other	35,905	33,744	71,981	67,363
Total revenues	213,116	184,375	411,025	373,684
Cost and expenses
Cost of goods and parts sold	132,333	106,996	248,925	218,436
Selling, general and administrative expense	60,969	56,251	119,301	112,439
Costs related to store closings	-	3,658	-	3,658
Provision for bad debts	10,339	5,009	17,973	12,530
Total cost and expenses	203,641	171,914	386,199	347,063
Operating income	9,475	12,461	24,826	26,621
Interest expense, net	6,729	7,004	12,512	14,560
Loss from early extinguishment of debt	-	11,056	-	11,056
Other expense, net	12	34	183	86
Income (loss) before income taxes	2,734	(5,633)	12,131	919
Provision (benefit) for income taxes	1,127	(2,201)	4,731	358
Net income (loss)	$1,607	$(3,432)	$7,400	$561

Earnings (loss) Per Share
Basic	$0.06	$(0.11)	$0.30	$0.02
Diluted	$0.06	$(0.11)	$0.30	$0.02
Average common shares outstanding
Basic	24,941	31,808	24,936	31,788
Diluted	24,945	31,808	24,940	31,897

See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended July 31, 2011
(unaudited)
(in thousands)

	Common Stock Shares	Common Stock Amount	Accum Other Compre-hensive Income (Loss)	Paid in Capital	Retained Earnings	Treasury Stock Shares	Treasury Stock Amount	TOTAL
Balance January 31, 2011	33,488	$335	$(71)	$131,590	$263,262	(1,723)	$(37,071)	$358,045
Exercise of options, including tax benefit	99	1		785				786
Issuance of common stock under Employee Stock Purchase Plan	14			54				54
Stock-based compensation				1,056				1,056
Cost related to issuance of common stock				(65)				(65)
Treasury stock shares cancelled	(1,723)	(17)			(37,054)	1,723	37,071	-
Net income					561			561
Other comprehensive income:
Adjustment of fair value of interest rate swaps, net of tax of $39			71					71
Total comprehensive income								632
Balance July 31, 2011	31,878	$319	$-	$133,420	$226,769	-	$-	$360,508

See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	July 31,
	2010	2011

Cash flows from operating activities
Net income	$7,400	$561
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	6,625	5,604
Amortization, net	2,194	2,791
Loss from early extinguishment of debt		11,056
Provision for bad debts	17,973	12,530
Stock-based compensation	1,147	1,056
Costs related to store closings	-	3,658
Provision for deferred income taxes	619	3,468
Gain (loss) from sale of property and equipment	198	(12)
Discounts and accretion on promotional credit	(1,011)	(835)
Change in operating assets and liabilities:
Customer accounts receivable	8,238	50,734
Other accounts receivable	(5,499)	(2,140)
Inventory	(35,607)	5,274
Prepaid expenses and other assets	8,412	1,407
Accounts payable	22,171	(7,357)
Accrued expenses	(5,411)	(865)
Income taxes payable	(1,063)	(1,998)
Deferred revenues and allowances	(2,447)	844
Net cash provided by operating activities	23,939	85,776
Cash flows from investing activities
Purchase of property and equipment	(1,653)	(1,338)
Proceeds from sales of property	588	-
Net cash used in investing activities	(1,065)	(1,338)
Cash flows from financing activities
Net proceeds from stock issued under employee benefit plans, including tax benefit	93	840
Costs related to the issuance of common stock	-	(65)
Proceeds from real estate note	-	8,000
Borrowings under lines of credit	127,372	146,939
Payments on lines of credit	(149,869)	(135,234)
Payment of term loan	-	(100,000)
Payment of prepayment premium		(4,830)
Increase in deferred financing costs	(4,182)	(2,702)
Payment of promissory notes	(69)	(83)
Net cash used in financing activities	(26,655)	(87,135)
Net change in cash	(3,781)	(2,697)
Cash and cash equivalents
Beginning of the year	12,247	10,977
End of the year	$8,466	$8,280

See notes to consolidated financial statements.

Conn’s, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Summary of Significant Accounting Policies
Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise described herein.  Operating results for the six-month period ended July 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2012.  The financial statements should be read in conjunction with the Company’s (as defined below) audited consolidated financial statements and the notes thereto included in the Company’s Current Report on Form 10-K filed for the year ended January 31, 2011.

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

Business Activities. The Company, through its retail stores, provides products and services to its customer base in seven primary market areas, including southern Louisiana, southeast Texas, Houston, South Texas, San Antonio/Austin, Dallas/Fort Worth and Oklahoma. Products and services offered through retail sales outlets include home appliances, consumer electronics, home office equipment, lawn and garden products, mattresses, furniture, repair service agreements, installment and revolving credit account programs, and various credit insurance products. These activities are supported through an extensive service, warehouse and distribution system. For the reasons discussed below, the Company has aggregated its results into two operating segments: credit and retail. The Company’s retail stores bear the “Conn’s” name, and deliver the same products and services to a common customer group. The Company’s customers generally are individuals rather than commercial accounts. All of the retail stores follow the same procedures and methods in managing their operations. The Company’s management evaluates performance and allocates resources based on the operating results of its retail and credit segments. The separate financial information is disclosed in Note 8 - “Segment Reporting”.

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

Earnings per Share. The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any stock options and restricted stock units granted, to the extent not anti-dilutive, which is calculated using the treasury-stock method. Due to the net loss incurred for the three month ended July 31, 2011, no stock options or restricted stock units were included in the computation of diluted loss per share for that period. The Company has revised its fiscal year 2009, 2010 and 2011 consolidated financial statements to correct its calculation of the number of shares used in calculating its basic and diluted earnings (loss) per share. See Footnote 2 – “Revision of Financial Statements” for a discussion of those adjustments. The following table sets forth the shares outstanding for the earnings (loss) per share calculations (shares in thousands):

	Three Months Ended
	July 31,
(Shares in Thousands)	2010	2011

Common stock outstanding, net of treasury stock, beginning of period	22,480,848	31,772,077
Weighted average common stock issued in stock option exercises	-	33,283
Weighted average common stock issued to employee stock purchase plan	3,057	2,592
Adjustment based on retrospective application of rights offering	2,457,257	-
Shares used in computing basic earnings per share	24,941,162	31,807,952
Dilutive effect of stock options and restricted stock units, net of assumed repurchase of treasury stock	3,679	-
Adjustment based on retrospective application of rights offering	402	-
Shares used in computing diluted earnings (loss) per share	24,945,243	31,807,952

	Six Months Ended
	July 31,
(Shares in Thousands)	2010	2011

Common stock outstanding, net of treasury stock, beginning of period	22,471,350	31,765,360
Weighted average common stock issued in stock option exercises	-	16,917
Weighted average common stock issued to employee stock purchase plan	8,008	5,882
Adjustment based on retrospective application of rights offering	2,456,760	-
Shares used in computing basic earnings per share	24,936,118	31,788,159
Dilutive effect of stock options and restricted stock units, net of assumed repurchase of treasury stock	3,241	108,671
Adjustment based on retrospective application of rights offering	354	-
Shares used in computing diluted earnings per share	24,939,713	31,896,830

During the periods presented, options with an exercise price in excess of the average market price of the Company’s common stock, or that are otherwise anti-dilutive, are excluded from the calculation of the dilutive effect of stock options and restricted stock units for diluted earnings per share calculations. The weighted average number of options not included in the calculation of the dilutive effect of stock options and restricted stock units was 2.7 million and 2.3 million for each of the three months ended July 31, 2010 and 2011 respectively and 2.7 million and 2.4 million for each of the six months ended July 31, 2010 and 2011, respectively.

Inventories. Inventories consist of finished goods or parts and are valued at the lower of cost (moving weighted average cost method) or market.

Customer Accounts Receivable. Customer accounts receivable are originated at the time of sale and delivery of the various products and services. The Company records the amount of principal and accrued interest on Customer receivables that is expected to be collected within the next twelve months, based on contractual terms, in current assets on its consolidated balance sheet. Those amounts expected to be collected after twelve months, based on contractual terms, are included in long-term assets. Typically, customer receivables are considered delinquent if a payment has not been received on the scheduled due date. Additionally, the Company offers reage programs to customers with past due balances that have experienced a financial hardship; if they meet the conditions of the Company’s reage policy. Reaging a customer’s account can result in updating an account from a delinquent status to a current status. During the quarter ended July 31, 2011, the Company implemented a new policy which limits the number of months that an account can be reaged to a maximum of 18 months. As of July 31, 2011, the Company changed its charge-off policy so that an account that is delinquent more than 209 days as of the end of each month is charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment will be reversed and charged against the allowance for uncollectible interest. Prior to July 31, 2011, the Company charged off all accounts that were delinquent more than 120 days and for which no payment had been received in the past seven months. The Company has a secured interest in the merchandise financed by these receivables and therefore has the opportunity to recover a portion of the charged-off amount.

Interest Income on Customer Accounts Receivable. Interest income is accrued using the effective interest method for installment contracts and the simple interest method for revolving charge accounts, and is reflected in Finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. The Company typically only places accounts in non-accrual status when legally required to do so. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. Interest income is recognized on interest-free promotional credit programs based on the Company’s historical experience related to customers that fail to satisfy the requirements of the interest-free programs. Additionally, for sales on deferred interest and “same as cash” programs that exceed one year in duration, the Company discounts the sales to present value, resulting in a reduction in sales and customer receivables, and amortizes the discount amount to Finance charges and other over the term of the program. The amount of customer receivables carried on the Company’s balance sheet that were in non-accrual status was $10.5 million and $10.4 million at January 31, 2011 and July 31, 2011, respectively. The amount of customer receivables carried on the Company’s consolidated balance sheet that were past due 90 days or more and still accruing interest was $43.5 million and $23.8 million at January 31, 2011 and July 31, 2011, respectively.

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts, including estimated uncollectible interest, for its Customer and Other accounts receivable, based on its historical net loss experience and expectations for future losses. The net charge-off data used in computing the allowance for doubtful accounts is reduced by the amount of post-charge-off recoveries received, including cash payments, amounts realized from the repossession of the products financed and, at times, payments received under credit insurance policies. Additionally, the Company separately evaluates portions of the credit portfolio based on underwriting criteria, including both credit score of the customer and the underwriter’s evaluation of the customer’s credit-worthiness, (Primary and Secondary programs) to estimate the allowance for doubtful accounts. The Secondary program consists of those customers who do not qualify for credit under our Primary program, typically due to past credit problems or lack of credit history. The Company monitors the aging of its past due accounts closely. The Company focuses its collection efforts on preventing accounts from becoming 60 days past due or greater, which is a leading indicator of potential charge-off. As of July 31, 2011, the Company changed its charge-off policy such that an account that is delinquent more than 209 days as of the end of each month is charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment is reversed and charged against the allowance for uncollectible interest. Prior to July 31, 2011, the Company charged off all accounts that were delinquent more than 120 days and for which no payment had been received in the past seven months. As a result of the change, approximately $4.4 million in charge-offs were accelerated and charged against the allowance for doubtful accounts and approximately $1.4 million in accrued interest was charged off and charged against the allowance for uncollectible interest. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $34.6 million and $24.9 million, at January 31, 2011 and July 31, 2011, respectively. Additionally, as a result of the Company’s practice of reaging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off is impacted. During the quarter ended July 31, 2011, the Company implemented a new policy which limits the number of months that an account can be reaged to a maximum of 18 months. If these accounts had been charged-off sooner the historical net loss rates might have been higher.

Income Taxes. The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to be in effect when the differences are expected to reverse. To the extent penalties and interest are incurred, the Company records these charges as a component of its Provision for income taxes. Tax returns for the fiscal years subsequent to January 31, 2007, remain open for examination by the Company’s major taxing jurisdictions.

Comprehensive Income (Loss).  Comprehensive income (loss) for the prior year three month and six month period is as follows:

	Three Months Ended		Six Months Ended
	July 31		July 31,
	2010	2011	2010	2011
(Dollars in thousands)
Net income (loss)	$1,607	$(3,433)	$7,400	$561
Adjustment of fair value of interest rate swaps, net of tax	8	24	63	71
Total Comprehensive income (loss)	$1,615	$(3,409)	$7,463	$632

Recently Issued Accounting Pronouncements. Effective April 5, 2011, the FASB issued ASU No. 2011-02, A Creditor's Determination of Whether Restructuring is a Troubled Debt Restructuring, which clarifies when a loan modification or restructuring is considered a troubled debt restructuring. This guidance clarifies what constitutes a concession and whether the debtor is experiencing financial difficulties, even if not currently in default. The amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, or for the third quarter of fiscal 2012 for the Company, and should be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired. The Company is currently evaluating the provisions of this ASU and the impact that its adoption will have on its financial position and results of operations.

2.      Revision of Financial Statements

The Company has revised its fiscal year 2009, 2010 and 2011 consolidated financial statements to correct its calculation of the number of shares used in calculating its basic and diluted earnings (loss) per share. The Company completed a stock rights offering in November 2010 in which shares were offered for purchase at a price lower than the quoted market price at the time of the offering. Accounting guidance states that if a stock rights issuance contains a bonus element and is offered to all existing stockholders, basic and diluted earnings (loss) per share shall be adjusted retroactively for the bonus element for all periods presented. The Company has concluded that the impact of the revisions to its share calculations and the related earnings (loss) per share amounts is not material to the Company’s consolidated financial statements.  The revision did not effect net income, stockholders's equity, or cash flows for any period. The revisions to the individual financial statement items impacted for the prior periods presented are as follows:

	Three Months Ended July 31,			Six Months Ended July 31,
	2010			2010
	As		As	As		As
(Shares in thousands)	reported	Revision	revised	reported	Revision	revised
Consolidated Statements of Operations:
Average common shares outstanding:
Basic	22,484	2,457	24,941	22,479	2,457	24,936
Diluted	22,486	2,459	24,945	22,483	2,457	24,940

Earnings per share
Basic	$0.07	($0.01)	$0.06	$0.33	($0.03)	$0.30
Diluted	$0.07	($0.01)	$0.06	$0.33	($0.03)	$0.30

The revisions to other prior periods that will be reported in the Company’s future filings, including its 10-K filed for the year ended January 31, 2012 are as follows: There was no impact to earnings per share for the fidscal year ended January 31, 2011.

	Twelve Months Ended January 31,			Twelve Months Ended January 31,
	2010			2009
	As		As	As		As
(Shares in thousands)	reported	Revision	revised	reported	Revision	revised
Consolidated Statements of Operations:
Average common shares outstanding:
Basic	22,456	2,454	24,910	22,413	2,450	24,863
Diluted	22,610	2,471	25,081	22,577	2,467	25,044

Earnings per share
Basic	$0.16	($0.02)	$0.14	$1.76	($0.18)	$1.58
Diluted	$0.16	($0.02)	$0.14	$1.74	($0.17)	$1.57

	Three Months Ended April 30,			Three Months Ended October 31,
	2010			2010
	As		As	As		As
(Shares in thousands)	reported	Revision	revised	reported	Revision	revised
Consolidated Statements of Operations:
Average common shares outstanding:
Basic	22,475	2,456	24,931	22,484	2,457	24,941
Diluted	22,477	2,457	24,934	22,484	2,457	24,941

Earnings per share
Basic	$0.26	($0.03)	$0.23	($0.22)	$0.02	($0.20)
Diluted	$0.26	($0.03)	$0.23	($0.22)	$0.02	($0.20)

	Three Months Ended January 31,
	2011
	As		As
(Shares in thousands)	reported	Revision	revised
Consolidated Statements of Operations:
Average common shares outstanding:
Basic	28,741	750	29,491
Diluted	28,741	750	29,491

Earnings per share
Basic	($0.12)	$0.00	($0.12)
Diluted	($0.12)	$0.00	($0.12)

3.      Supplemental Disclosure of Finance Charges and Other Revenue

The following is a summary of the classification of the amounts included as Finance charges and other for the three and six months ended July 31, 2010 and 2011:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(Dollars in thousands)	2010	2011	2010	2011
Interest income and fees on customers receivables	$31,365	$29,152	$63,302	$59,154
Insurance commissions	4,323	4,199	8,213	7,591
Other	217	393	466	618
Finance charges and other	$35,905	$33,744	$71,981	$67,363

4.      Supplemental Disclosure of Customer Receivables

The following tables present quantitative information about the receivables portfolio managed by the Company:

	Total Outstanding Balance
	of Customer Receivables		60 Days Past Due (1)		Reaged (1)
	January 31,	July 31,	January 31,	July 31,	January 31,	July 31,
(Dollars in Thousands)	2011	2011	2011	2011	2011	2011
Primary program:
Installment	$537,682	$482,906	$39,252	$25,120	$86,403	$73,558
Revolving	24,603	18,064	1,698	947	1,426	1,300
Subtotal	562,285	500,970	40,950	26,067	87,829	74,858
Secondary program:
Installment	113,481	98,736	17,092	10,639	37,379	28,315
Total receivables managed	675,766	599,706	$58,042	$36,706	$125,208	$103,173

Allowance for uncollectible accounts related to the Primary program	(25,580)	(17,648)
Allowance for uncollectible accounts related to the Secondary program	(9,056)	(7,206)
Allowances for promotional credit programs	(8,411)	(4,562)
Current portion of customer accounts receivable, net	342,754	311,322
Long-term customer accounts receivable, net	$289,965	$258,968

(1)  Amounts are based on end of period balances and accounts could be represented in both the past due and reaged columns shown above. The total amount of customer receivables past due one day or greater was $161.0 million and $133.8 million as of January 31, 2011 and July 31, 2011, respectively. These amounts include the 60 days past due totals shown above.

			Net Credit				Net Credit
	Average Balances		Charge-offs (2)		Average Balances		Charge-offs (2)
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	July 31,		July 31,		July 31,		July 31,
(Dollars in thousands)	2010	2011	2010	2011	2010	2011	2010	2011
Primary program:
Installment	$537,333	$490,412			$541,023	$503,316
Revoling	34,306	19,550			36,627	21,155
Subtotal	571,639	509,962	$6,934	$8,789	577,650	524,471	$13,710	$15,182
Secondary: Installment	130,958	103,393	2,361	2,857	132,814	106,812	4,730	4,978
Total receivables managed	$702,597	$613,355	$9,295	$11,646	$710,464	$631,283	$18,440	$20,160

As of July 31, 2011, the Company changed its charge-off policy such that an account that is delinquent more than 209 days as of the end of each month is charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment is reversed and charged against the allowance for uncollectible interest. The change in policy had the impact of accelerating $4.4 million in principal charge-offs and $1.4 million in charge-offs of accrued interest in the current fiscal year three-month and six-month periods.

Following is the activity in the Company’s balance in the allowance for doubtful accounts and uncollectible interest for customer receivables for the six months ended July 31, 2011 and 2010:

	Six Months Ended			Six Months Ended
	7/31/2010			7/31/2011
	Primary	Secondary	Total	Primary	Secondary	Total
Allowance at beginning of period	$26,704	$9,098	$35,802	$25,581	$9,056	$34,637
Provision (a)	13,669	7,844	21,513	10,727	4,670	15,397
Principal charge-offs (b)	(14,519)	(5,072)	(19,591)	(16,660)	(5,425)	(22,085)
Interest charge-offs	(2,929)	(1,364)	(4,293)	(3,478)	(1,542)	(5,020)
Recoveries (b)	810	341	1,151	1,478	447	1,925
Allowance at end of period	$23,735	$10,847	$34,582	$17,648	$7,206	$24,854

(a)	Includes provision for uncollectible interest, which is included in Finance charges and other.
(b)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest), and recoveries include principal collections during the period shown of previously charged-off balances. These amounts represent net charge-offs.

5.           Accrual for Store Closures

During the quarter, the Company closed three of the five underperforming retail locations that it had plans to close.  The stores being closed did not perform at a level the company expects for a mature store location.  As a result of the closure of the three stores with unexpired leases, the Company has recorded an accrual of $4.2 million, which represents the present value of remaining lease obligations and anticipated ancillary occupancy costs, net of estimated sublease income. The accrual, net of the write-off of the straight-line lease accrual and tenant improvement allowances related to the stores being closed of approximately $0.6 million resulted in a charge in the current period’s statement of operations of approximately $3.7 million. The estimate is based on the Company’s best projection of the sublease rates it believes can be obtained for such properties and its best estimate of the marketing time it will take to find tenants to sublet such stores. Revisions to these projections in estimated buyout terms or sublease rates will be made to the obligation as further information related to the actual terms and costs become available. During the quarter ended July 31, 2011, the Company made lease and related payments of approximately $0.1 million for the closed stores that was taken against the accrual. Additionally, The Company estimates that it will incur additional store closing and lease exit costs of approximately $0.5 million in the next fiscal year in connection with the remaining store closures.

6.           Debt and Letters of Credit

The Company’s long-term debt consisted of the following at the period ended:

	January 31,	July 31,
(Dollars in thousands)	2011	2011
Asset-based revolving credit facility maturing in July 2015	$279,300	$291,004
Term loan (net of OID of $5,820)	94,180	-
Real estate loan	-	8,000
Other long-term debt	256	174
Total debt	373,736	299,178
Less current portion of debt	167	508
Long-term debt	$373,569	$298,670

On July 28, 2011 the Company completed an amendment and extension of its asset-based revolving credit facility, increasing the capacity from $375 million to $430 million and extending the maturity date from November 2013 to July 2015. The Company’s asset-based revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The credit facility bears interest at LIBOR plus a spread ranging from 350 basis points to 400 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. Additionally, the agreement contains cross-default provisions, such that, any default under another of the Company’s credit facilities would result in a default under this agreement, and any default under this agreement would result in a default under those agreements. The Company was in compliance with the covenants at July 31, 2011. The asset-based revolving credit facility restricts the amount of dividends the Company can pay and is secured by the assets of the Company not otherwise encumbered. The Company expects, based on current facts and circumstances that it will be in compliance with the above covenants for the next 12 months.

On July 28, 2011, the Company completed an $8.0 million real estate loan, collateralized by three of its owned store locations, that will mature in July 2016 and requires monthly principal payments based on a 15-year amortization schedule. The interest rate on the loan is the Prime rate plus 100 basis points, with a floor on the total rate of 6%.

On July 28, 2011 the Company completed the repayment of the term loan with proceeds from the new real estate loan and borrowings under its expanded revolving credit facility. The Company recorded a charge of approximately $11.1 million during the quarter including the prepayment premium of $4.8 million, write-off of the unamortized original issue discount of $5.4 million and term loan deferred financing costs of $0.9 million.

As of July 31, 2011, the Company had approximately $72.8 million under its asset-based revolving credit facility, net of standby letters of credit issued, immediately available for general corporate purposes. The Company also had $64.4 million that may become available under its asset-based revolving credit facility if it grows the balance of eligible customer receivables and its total eligible inventory balances.

The Company’s asset–based revolving credit facility provides it the ability to utilize letters of credit to secure its deductibles under the Company’s property and casualty insurance programs and risk reserves for certain of its third-party financing alternatives, among other acceptable uses. At July 31, 2011, the Company had outstanding letters of credit of $1.8 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $1.8 million as of July 31, 2011.

The Company no longer held any interest rate swaps as of July 31, 2011, as the last of those instruments expired during the current quarter. They were held for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of its variable-rate debt, based on changes in the benchmark one-month LIBOR interest rate. Changes in the cash flows of the interest rate swaps exactly offset the changes in cash flows (changes in base interest rate payments) attributable to fluctuations in the LIBOR interest rate.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recognized in current earnings. During the six months ended July 31, 2010 the Company recognized income of approximately $63,000 as a compondent of other comphrehensive income (loss) related to the interest rate swaps.  Durning the six months ended July 31, 2011, the Company reclassified approximately $71,000 into current earnings as the swaps expired during the period.

7.  Contingencies

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

Repair Service Agreement Obligations. The Company sells repair service agreements that extend the period of covered warranty service on the products the Company sells. For certain of the repair service agreements sold, the Company is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The typical term for these agreements is between 12 and 36 months. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sale and recorded in revenues in the statement of operations over the life of the agreements. The agreements can be canceled at any time and any deferred revenue associated with canceled agreements is reversed at the time of cancellation. The amounts of repair service agreement revenue deferred at January 31, 2011, and July 31, 2011, were $6.5 million and $6.8 million, respectively, and are included in deferred revenue and allowances in the accompanying consolidated balance sheets.

The following table presents a reconciliation of the beginning and ending balances of the deferred revenue on the Company’s repair service agreements and the amount of claims paid under those agreements:

	Six Months Ended
	July 31,
(Dollars in thousands)	2010	2011
Balance in deferred revenues at beginning of period	$7,268	$6,486
Revenues earned during the period	(3,583)	(2,933)
Revenues deferred on sales of new agreements	3,456	3,287
Balance in deferred revenues at end of period	$7,141	$6,840

Total claims incurred during the period, excludes selling expenses	$1,841	$1,353

8.  Segment Reporting

Financial information by segment is presented in the following tables for the three months and six months ended July 31, 2010 and 2011:

	Three Months Ended July 31,			Three Months Ended July 31,
	2010			2011
(Dollars in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$164,660	$-	$164,660	$138,231	$-	$138,231
Repair service agreement commissions (net)	10,490	(2,122)	8,368	9,945	(1,356)	8,589
Service revenues	4,183	-	4,183	3,811	-	3,811
Total net sales	179,333	(2,122)	177,211	151,987	(1,356)	150,631
Finance charges and other	217	35,688	35,905	393	33,351	33,744
Total revenues	179,550	33,566	213,116	152,380	31,995	184,375
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	130,217	-	130,217	105,400	-	105,400
Cost of service parts sold, including warehousing and occupancy cost	2,116	-	2,116	1,596	-	1,596
Selling, general and administrative expense	44,764	16,205	60,969	42,086	14,165	56,251
Costs related to store closings	-	-	-	3,658	-	3,658
Provision for bad debts	261	10,078	10,339	191	4,818	5,009
Total cost and expenses	177,358	26,283	203,641	152,931	18,983	171,914
Operating income	2,192	7,283	9,475	(551)	13,012	12,461
Interest expense, net	-	6,729	6,729	-	7,004	7,004
Loss from early extinguishment of debt	-	-	-	-	11,056	11,056
Other expense, net	12	-	12	34	-	34
Income (loss) before income taxes	$2,180	$554	$2,734	$(585)	$(5,048)	$(5,633)

Total assets	$221,930	$673,413	$895,343	$191,136	$581,056	$772,192

	Six Months Ended			Six Months Ended
	2010			2011
(Dollars in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$313,675	$-	$313,675	$282,510	$-	$282,510
Repair service agreement commissions (net)	20,341	(3,912)	16,429	18,847	(2,736)	16,111
Service revenues	8,940	-	8,940	7,700	-	7,700
Total net sales	342,956	(3,912)	339,044	309,057	(2,736)	306,321
Finance charges and other	466	71,515	71,981	618	66,745	67,363
Total revenues	343,422	67,603	411,025	309,675	64,009	373,684
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	244,433	-	244,433	215,110	-	215,110
Cost of service parts sold, including warehousing and occupancy cost	4,492	-	4,492	3,326	-	3,326
Selling, general and administrative expense	86,549	32,752	119,301	82,931	29,508	112,439
Costs related to store closings	-	-	-	3,658	-	3,658
Provision for bad debts	397	17,576	17,973	334	12,196	12,530
Total cost and expenses	335,871	50,328	386,199	305,359	41,704	347,063
Operating income	7,551	17,275	24,826	4,316	22,305	26,621
Interest expense, net	-	12,512	12,512	-	14,560	14,560
Loss from early extinguishment of debt	-	-	-	-	11,056	11,056
Other expense, net	183	-	183	86	-	86
Income (loss) before income taxes	$7,368	$4,763	$12,131	$4,230	$(3,311)	$919

(a) – Retail repair service agreement commissions exclude repair service agreement cancellations that are the result of customer credit account charge-offs. These amounts are reflected in repair service agreement commissions for the credit segment. The allocation of the cancellations was adjusted in the prior period presentation to conform to the current period’s presentation, which is consistent with the basis that management uses internally to allocate those items.

(b) – Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $3.4 million and $3.9 million for the six months ended July 31, 2010 and 2011, respectively. The amount of overhead allocated to each segment was approximately $1.7 million and $1.8 million for the three months ended July 31, 2010 and 2011, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $8.9 million and $7.9 million for the six months ended July 31, 2010 and 2011, respectively and approximately $4.4 million and $3.8 million for the three months ended July 31, 2010 and 2011, respectively.

(c) - Selling, general and administrative expenses of the retail segment include depreciation expense of approximately $6.4 million and $5.3 million for the six months ended July, 31, 2010 and 2011, and approximately $3.2 million and $2.6 million for the three months ended July 31, 2010 and 2011,  respectively. Selling, general and administrative expenses of the credit segment include depreciation expense of approximately $0.2 million and $0.3 million for the six months ended July 31, 2010 and 2011, respectively and approximately $0.1 million for each of the three months ended July 31, 2010 and 2011.

(d) – Interest expense, net, of the credit segment includes amortization expense related to debt issuance costs of approximately $1.9 million and $1.4 million for the six months ended July 31, 2010 and 2011, respectively and approximately $0.9 million and $0.7 million for the three months ended July 31, 2010 and 2011, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This report contains forward-looking statements.  We sometimes use words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements.  Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events.  We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially.  Some of the risks, uncertainties and assumptions about us that may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	The success of our growth strategy and plans regarding opening new stores and entering adjacent and new markets, including our plans to continue expanding into existing markets;

•	Our intention to update, relocate or expand existing stores;

•	The effect of closing or reducing the hours of operating of existing stores;

•	Our ability to obtain capital for required capital expenditures and costs related to the opening of new stores or to update, relocate or expand existing stores;

•	Our ability to open and profitably operate new stores in existing, adjacent and new geographic markets;

•	Our ability to introduce additional product categories;

•
Technological and market developments, growth trends and projected sales in the home appliance and consumer electronics industry, including, with respect to digital products like Blu-ray players, HDTV, LED and 3-D televisions, tablets, home networking devices and other new products, and our ability to capitalize on such growth;

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

•	Our ability to obtain additional funding for the purpose of funding the customer receivables generated by us;

•	Our ability to profitably expand our credit operations;

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

•	The ability of the financial institutions providing lending facilities to us to fund their commitments;

•	The effect of any downgrades by rating agencies of our lenders on borrowing costs;

•	The effect on our borrowing cost of changes in laws and regulations affecting the providers of debt financing;

•	The cost or terms of any amended, renewed or replacement credit facilities;

•	The effect of rising interest rates or borrowing spreads that could increase our cost of borrowing;

•	Changes in our collection practices and policies;

•	General economic conditions in the regions in which we operate;

•	Both the short-term and long-term impact of adverse weather conditions (e.g. hurricanes) that could result in volatility in our revenues and increased expenses and casualty losses;

•	The outcome of litigation or government investigations affecting our business;

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

•	The adequacy of our distribution and information systems and management experience to support our expansion plans;

•	The accuracy of our expectations regarding competition and our competitive advantages;

•	The potential for market share erosion that could result in reduced revenues;

•	The accuracy of our expectations regarding the similarity or dissimilarity of our existing markets as compared to new markets we enter;

•	The use of third-parties to complete certain of our distribution, delivery and home repair services; and

•	Changes in our stock price or the number of shares we have outstanding;

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

We are a specialty retailer with 71 retail locations in Texas, Louisiana and Oklahoma, that sells home appliances, including refrigerators, freezers, washers, dryers, dishwashers and ranges, a variety of consumer electronics, including LCD, LED, 3-D, plasma and DLP televisions, camcorders, digital cameras, Blu-ray and DVD players, video game equipment, MP3 players and home theater products, lawn and garden products, mattresses and furniture. We also sell home office equipment, including computers, notebooks, tablets and computer accessories and continue to introduce additional product categories for the home and consumer entertainment to help increase same store sales and to respond to our customers' product needs. We require our sales associates to be knowledgeable of all of our products.

We are a leading specialty retailer of durable consumer products, and we also provide credit to support our customers’ purchases of the products that we offer. Currently, we derive our revenue primarily from two sources: (i) retail sales and delivery of consumer electronics, home appliances, furniture and mattresses, lawn and garden equipment and repair service agreements; and (ii) our in-house customer credit program, including sales of related credit insurance products. We operate a highly integrated and scalable business through our retail stores and our website, providing our customers with a broad range of brand name products, in-house and third-party financing options, next day delivery capabilities, and product repair service through well-trained and knowledgeable sales, credit and service personnel.

Unlike many of our competitors, we provide flexible in-house credit options for our customers. In the last three years, we financed, on average, approximately 60% of our retail sales through our internal credit programs. In addition to our own credit programs, we use third-party financing programs to provide a portion of the non-interest bearing financing for purchases made by our customers and to provide our customers a rent-to-own payment option. The financing programs we offer to our customers include interest-bearing installment, revolving charge, and promotional credit programs that provide for “same as cash” or deferred interest interest-free periods of varying terms, generally three, six, 12, 18, 24, 36 and 48 months, and require monthly payments beginning in the month after the sale.

The following tables present, for comparison purposes, information about our credit portfolios (dollars in thousands, except average outstanding customer balance).

	Six Months Ended
	July 31,
(Dollars in Thousands)	2010	2011
Total outstanding balance (period end)	$706,339	$599,706
Percent of total outstanding balances represented by balances over 36 months old (period end) (1)	3.1%	3.0%
Percent of total outstanding balances represented by balances over 48 months old (period end) (1)	1.0%	0.7%
Average outstanding customer balance	$1,325	$1,267
Number of active accounts (period end)	533,047	473,386
Account balances 60+ days past due (period end) (2)	$63,644	$36,706
Percent of balances 60+ days past due to total outstanding balance (period end)	9.0%	6.1%
Percent of balances 60-209 days past due to total outstanding balance (period end)	7.5%	6.1%
Total account balances reaged (period end) (2)	$135,710	$103,173
Percent of reaged balances to total outstanding balance (period end)	19.2%	17.2%
Account balances reaged more than six months (period end)	$59,259	$48,802
Weighted average credit score of outstanding balances	586	594
Total applications processed	528,569	497,074
Percent of retail sales financed	59.8%	51.8%
Weighted average origination credit score of sales financed	620	626
Total applications approved	43.1%	39.4%
Average down payment	5.0%	6.9%
Average total outstanding balance	$710,464	$631,282
Bad debt charge-offs (net of recoveries) (5)	$18,441	$20,159
Percent of bad debt charge-offs (net of recoveries) to average outstanding balance, annualized (5)	5.2%	6.4%
Estimated percent of reage balances collected (3)	84.2%	73.5%
Percent of total outstanding balance represented by promotional receivables	15.0%	9.2%
Payment rate (4)	5.20%	5.45%
Percent of retail sales financed by third-party no-interest financing	7.6%	10.1%
Percent of retail sales paid for by third-party rent-to-own options	0.3%	3.9%

(1)	Includes installment accounts only. Balances included in over 48 month totals are also included in balances over 36 months’ old totals.
(2)
Accounts that become delinquent after being reaged are included in both the delinquency and reaged amounts. Prior period reaged balances have been restated to conform to the current period presentation. Percent of portfolio reaged was adjusted to include certain refinanced account balances not previously included.

(3)
Is calculated as 1 minus the percent of actual bad debt charge-offs (net of recoveries) of reage balances as a percent of average reage balances. The reage bad debt charge-offs are included as a component of Percent of bad debt charge-offs (net of recoveries) to average outstanding balance. The percent of reage balances collected in the current year period was negatively impacted by approximately 560 basis points by the acceleration of charge-offs described below.

(4)	Three month rolling average of gross cash payments as a percentage of gross principal balances outstanding at the beginning of each month in the period.
(5)
On July 31, 2011, we revised our charge-off policy to require an account that is delinquent more than 209 days at month end to be charged-off. The change in policy had the impact of accelerating approximately $4.4 million in net charge-offs which were charged against previously provided bad debt reserves. This negatively impacted the net charge-off rate in the current year period by approximately 140 basis points.

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

Executive Overview

This narrative is intended to provide an executive level overview of our operations for the three and six months ended July 31, 2011.  A detailed explanation of the changes in our operations for these periods as compared to the prior year periods is included under Results of Operations. The following is a summary of some of the specific items impacting our retail and credit segments:

Retail Segment Review

•
For the three months ending July 31, 2011, total revenues declined 15.1% on a same store sales decline of 12.8%, excluding the five stores being closed and the two stores with leases expiring in the current fiscal year. The decline in same store sales was driven by lower home appliance, consumer electronics and home office sales, partially offset by a 10.7% increase in furniture and mattresses sales. Repair service agreement commissions declined on the lower product sales volume, although the decline was smaller than the decline in product sales, as we had a higher sales penetration on repair service agreements during the current year period. Total revenues for the six months ended July 31, 2011 declined 9.8% on a same store sales decline of 8.6%;

•
The segment’s retail margin (includes gross profit from both product and repair service agreement sales) for the three month period increased from 25.7% in the year ago period, to 28.9% on a 290 basis point increase in product gross margin and increased repair service agreement sales penetration as a percentage of product sales. Product gross margin increased due to a shift in our product mix to higher margin furniture and mattresses and improved margins generated in the consumer electronics, appliance and home office categories in the current year period. Retail margin for the six months period increased from 26.8% in the year ago period to 28.6%, primarily on a 180 basis point increase in product gross margin; and

•
Selling, general and administrative (SG&A) expense declined by $2.7 million, but increased as a percent of segment revenues to 27.6% for the three months ended July 31, 2011, from 24.9% for the three months ended July 31, 2010. The total expense reduction was driven by reduced compensation and related expenses, reduced advertising expense and reduced depreciation and occupancy expenses, which were partially offset by increased expense from third-party delivery and transportation services, as we began outsourcing a significant portion of this work during the quarter ended January 31, 2011. A key driver of the increase in SG&A expense as a percent of revenues was the decrease in sales. SG&A for the six months ended July 31, 2011 declined by $3.7 million, but increased as a percent of segment revenues to 26.8% from 25.2% primarily due to the same reasons mentioned for the three month period.

•
During the quarter, we closed three of the five stores that we plan to close. As a result of the closure of the three stores with unexpired leases, we incurred a $3.7 million charge during the second quarter to record our estimate of the future lease cost to be incurred, which could vary depending on our ability to sublease the locations or negotiate a buy-out of the remaining lease terms, and the timing of any such transactions.

Credit Segment Review

•
Total revenues for the three months ending July 31, 2011 declined by $1.6 million, as compared to the prior year, as lower interest income and fee revenues, due to the declining customer accounts receivable balance, was partially offset by a reduced charge related to repair service agreement cancellations due to lower credit account provisions and an improved yield on the portfolio as compared to the prior year period. As a result of our declining sales, improved payment rate by our credit customers on their accounts and lower percent of sales financed under our credit programs, the average customer accounts receivable balance has fallen 12.7%, from $702.6 million during quarter ended July 31, 2010, to $613.4 million during the quarter ended July 31, 2011. Total revenues for the six months ended July 31, 2011 declined by $3.6 million;

•
SG&A expense for the credit segment fell $2.1 million, primarily due to reduced compensation and related expense, lower electronic data processing (EDP) expenses and decreased cost driven by the reduced number of delinquent accounts. Continued improvement in the delinquency performance of the portfolio has allowed us to reduce the cost of servicing the portfolio, as the balance 60-209 days delinquent has fallen from $52.1 million at July 31, 2010, to $36.7 million at July 31, 2011. The improved performance and reduced servicing cost has resulted in credit segment SG&A expense as a percent of revenues improving to 44.1% for the three months ended July 31, 2011, as compared to 48.3% for the year ago period. For the six month period SG&A expense for the credit segment declined $3.3 million and declined as a percent of segment revenues from 48.4% in the prior year period to 46.0% in the current year;

•
As we experienced continued improvement in our credit portfolio performance (specifically, the trends in the delinquency rate, payment rate and percent of the portfolio reaged), the Provision for bad debts decreased to $5.0 million, or 3.3% of the average credit portfolio balance, during the three months ended July 31, 2011, from $10.1 million in the prior year. Effective July 31, 2011, we revised our charge-off policy such that all accounts in excess of 209 days past due at month end are charged off. This had the effect of accelerating approximately $4.4 million in net charge-offs this quarter. The acceleration in charge-offs did not have a significant impact on our net earnings for the quarter as these charge-offs were already provided for in the reserve for bad debts. The provision for bad debts for the six months ended July 31, 2011 declined by $5.4 million as compared to the prior year period;

•
Net interest expense increased in the three months ended July 31, 2011 by $0.3 million over the prior year primarily due to the impact of the higher effective interest rate on our debt as a result of the term loan that we entered into in November, 2010, partially offset by the effect of a lower overall debt balance outstanding. Net interest expense for the six months ended July 31, 2011 increased by $2.0 million; and

•	The term loan was paid off in July 2011 and we incurred $11.1 million in charges related to the early payoff of the loan. That charge is included in the non-operating income of the credit segment.

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

•	Evaluating store opening plans for future years. We have begun the planning and preparation to open five to seven new locations during fiscal year 2013, all of which are expected to be in new markets;

•
Augmenting our credit offerings through the use of third-party consumer credit providers to provide flexible financing options to meet the varying needs of our customers, while focusing the use of our credit program to offer credit to customers where third-party programs are not available; and

•
Limiting the number of months an account can be reaged and reducing the period of time a delinquent account can remain outstanding before it is charged off. We have begun utilizing shorter contract terms for higher-risk products and smaller-balances originated to increase the payment rate and improve credit quality. In total, these changes are expected to improve the performance of our portfolio and increase the cost-effectiveness of our collections operation.

We have closed three of the five underperforming retail locations that we planned or have plans to close and allowed the lease to expire on two other locations that did not perform at the level we expect for mature store locations. After the remaining store closures that were previously announced, we will have a total of 69 retail stores. The store closings this quarter were all in Texas, with one being located in the Austin market and two in the Dallas market. We closed one store in the Austin market and one store in the San Antonio market when their leases expired during the current fiscal year. The remaining two stores to be closed are in the Dallas market.

While we have benefited from our operations being concentrated in the Texas, Louisiana and Oklahoma region in the past, recent weakness in the national and state economies, including instability in the financial markets, declining consumer confidence and the volatility of oil prices, have and will present significant challenges to our operations in the coming quarters. Our customers continue to be pressured by higher gas and food prices and high levels of unemployment and, as a result, we have seen national average selling prices for television and laundry decline. As such, we expect same store sales to be flat for the last two quarters of the fiscal year, with the third quarter expected to be positive and fourth quarter expected to be slightly negative, with retail segment retail gross margins expected to be in the 27.0% to 29% range. We also expect the provision for bad debts of the credit segment to be between 3.3% and 3.7% of the average portfolio balance outstanding during each of the last two quarters.

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

Customer accounts receivable.

Customer accounts receivable are originated at the time of sale and delivery of the various products and services we offer. We include the amount of principal and accrued interest on those receivables that are expected to be collected within the next twelve months, based on contractual terms, in current assets on our consolidated balance sheet. Those amounts expected to be collected after twelve months, based on contractual terms, are included in long-term assets. Typically, a receivable is considered delinquent if a payment has not been received on the scheduled due date. Additionally, we offer reage programs to customers with past due balances that have experienced a financial hardship, if they meet the conditions of our reage policy. Reaging a customer’s account can result in updating it from a delinquent status to a current status. Effective July 31, 2011, we changed our charge-off policy so that an account that is delinquent more than 209 days at each month end is charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment will be reversed and charged to the allowance for uncollectible interest. We have a secured interest in the merchandise financed by these receivables and therefore have the opportunity to recover a portion of any charged-off amount.

Interest income on customer accounts receivable.

Interest income is accrued using the effective interest method for installment contracts, and the simple interest method for revolving charge accounts, and is reflected in Finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. We typically only place accounts in non-accrual status when legally required to do so. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. Interest income is recognized on our interest-free promotional accounts based on our historical experience related to customers who fail to satisfy the requirements of the interest-free programs. Additionally, for sales on deferred interest and “same as cash” programs that exceed one year in duration, we discount the sales to their present value, resulting in a reduction in sales and receivables, and amortize the discount amount into Finance charges and other over the term of the program.

Allowance for doubtful accounts.

We record an allowance for doubtful accounts, including estimated uncollectible interest, for our Customer accounts receivable, based on our historical net loss experience and expectations for future losses. The net charge-off data used in computing the loss rate is reduced by the amount of post-charge-off recoveries received, including cash payments, amounts realized from the repossession of the products financed and, at times, payments received under credit insurance policies. Additionally, we separately evaluate portions of the credit portfolio based on underwriting criteria to estimate the allowance for doubtful accounts. As of July 31, 2011, the Company changed its charge-off policy such that an account that is delinquent more than 209 days as of the end of each month is charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment is reversed and charged against the allowance for uncollectible interest. Prior to July 31, 2011, the Company charged off all accounts that were delinquent more than 120 days and for which no payment had been received in the past seven months. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $34.6 million and $24.9 million, at July 31, 2010, and 2011, respectively. Additionally, as a result of our practice of reaging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off is impacted. During the quarter ended July 31, 2011, the Company implemented a new policy which limits the number of months that an account can be reaged to a maximum of 18 months. If these accounts had been charged-off sooner the historical net loss rates might have been higher. Reaged customer receivable balances represented 17.2% of the total portfolio balance at July 31, 2011. If the loss rate used to calculate the allowance for doubtful accounts was increased by 10% at July 31, 2011, we would have increased our Provision for bad debts by approximately $2.5 million for fiscal 2012.

Revenue recognition.

Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell repair service agreements and credit insurance contracts on behalf of unrelated third-parties. For contracts where the third-parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time they are earned. Where we sell repair service renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the repair service agreement. These repair service agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer’s warranty and the third-party obligor contracts. Additionally, the Company sells repair service agreements on its furniture products at the point of sale for which it is the obligor at the time of the sale. All of these agreements typically have terms ranging from 12 to 36 months. These agreements are separate units of accounting and are valued based on the agreed upon retail selling price. The amounts of repair service agreement revenues deferred at January 31, 2011 and July 31, 2011 were $6.5 million and $6.8 million, respectively, and are included in Deferred revenues and allowances in the accompanying consolidated balance sheets.

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

Results of Operations

The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2011	2010	2011
Revenues
Product sales	77.3%	75.0%	76.3%	75.6%
Repair service agreement commissions (net)	3.9	4.6	4.0	4.3
Service revenues	2.0	2.1	2.2	2.1
Total net sales	83.2	81.7	82.5	82.0
Finance charges and other	16.8	18.3	17.5	18.0
Total revenues	100.0	100.0	100.0	100.0
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	61.1	57.2	59.5	57.6
Cost of service parts sold, including warehousing and occupancy cost	1.0	0.9	1.1	0.9
Selling, general and administrative expense	28.6	30.4	29.0	30.0
Costs related to store closings	0.0	2.0	0.0	1.0
Provision for bad debts	4.9	2.7	4.4	3.4
Total cost and expenses	95.6	93.2	94.0	92.9
Operating income	4.4	6.8	6.0	7.1
Interest expense, net	3.1	3.8	3.0	3.9
Loss from early extinguishment of debt	0.0	6.0	0.0	3.0
Other expense, net	0.0	0.0	0.0	0.0
Income (loss) before income taxes	1.3	(3.0)	3.0	0.2
Provision for income taxes	0.5	(0.9)	1.2	0.1
Net Income (Loss)	0.8%	(2.1)%	1.8%	0.1%

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

Analysis of consolidated statements of operations

	Three Months Ended				Six Months Ended
Total	July 31,		2011 vs. 2010		July 31,		2011 vs. 2010
(Dollars in thousands)	2010	2011	Amount	%	2010	2011	Amount	%
Revenues
Product sales	$164,660	$138,231	$(26,429)	(16.1%)	$313,675	$282,510	$(31,165)	(9.9%)
Repair service agreement commissions (net)	8,368	8,589	221	2.6%	16,429	16,111	(318)	(1.9%)
Service revenues	4,183	3,811	(372)	(8.9%)	8,940	7,700	(1,240)	(13.9%)
Total net sales	177,211	150,631	(26,580)	(15.0%)	339,044	306,321	(32,723)	(9.7%)
Finance charges and other	35,905	33,744	(2,161)	(6.0%)	71,981	67,363	(4,618)	(6.4%)
Total revenues	213,116	184,375	(28,741)	(13.5%)	411,025	373,684	(37,341)	(9.1%)
Cost and expenses
Cost of goods and parts sold	132,333	106,996	(25,337)	(19.1%)	248,925	218,436	(30,489)	(12.2%)
Selling, general and administrative expense	60,969	56,251	(4,718)	(7.7%)	119,301	112,439	(6,862)	(5.8%)
Costs related to store closings	-	3,658	3,658	0.0%	-	3,658	3,658	0.0%
Provision for bad debts	10,339	5,009	(5,330)	(51.6%)	17,973	12,530	(5,443)	(30.3%)
Total cost and expenses	203,641	171,914	(31,727)	(15.6%)	386,199	347,063	(39,136)	(10.1%)
Operating income	9,475	12,461	2,986	31.5%	24,826	26,621	1,795	7.2%
Interest expense, net	6,729	7,004	275	4.1%	12,512	14,560	2,048	16.4%
Loss from early extinguishment of debt	-	11,056	11,056	0.0%	-	11,056	11,056	0.0%
Other expense, net	12	34	22	183.3%	183	86	(97)	(53.0%)
Income (loss) before income taxes	2,734	(5,633)	(8,367)	(306.0%)	12,131	919	(11,212)	(92.4%)
Provision for income taxes	1,127	(2,201)	(3,328)	(295.3%)	4,731	358	(4,373)	(92.4%)
Net Income (Loss)	$1,607	$(3,432)	$(5,039)	(313.6%)	$7,400	$561	$(6,839)	(92.4%)

	Three Months Ended				Six Months Ended
Retail Segment	July 31,		2011 vs. 2010		July 31,		2011 vs. 2010
(Dollars in thousands)	2010	2011	Amount	%	2010	2011	Amount	%
Revenues
Product sales	$164,660	$138,231	$(26,429)	(16.1%)	$313,675	$282,510	$(31,165)	(9.9%)
Repair service agreement commissions (net)	10,490	9,945	(545)	(5.2%)	20,341	18,847	(1,494)	(7.3%)
Service revenues	4,183	3,811	(372)	(8.9%)	8,940	7,700	(1,240)	(13.9%)
Total net sales	179,333	151,987	(27,346)	(15.2%)	342,956	309,057	(33,899)	(9.9%)
Finance charges and other	217	393	176	81.1%	466	618	152	32.6%
Total revenues	179,550	152,380	(27,170)	(15.1%)	343,422	309,675	(33,747)	(9.8%)
Cost and expenses
Cost of goods and parts sold	132,333	106,996	(25,337)	(19.1%)	248,925	218,436	(30,489)	(12.2%)
Selling, general and administrative expense	44,764	42,086	(2,678)	(6.0%)	86,549	82,931	(3,618)	(4.2%)
Costs related to store closings	-	3,658	3,658	0.0%	-	3,658	3,658	0.0%
Provision for bad debts	261	191	(70)	(26.8%)	397	334	(63)	(15.9%)
Total cost and expenses	177,358	152,931	(24,427)	(13.8%)	335,871	305,359	(30,512)	(9.1%)
Operating income	2,192	(551)	(2,743)	(125.1%)	7,551	4,316	(3,235)	(42.8%)
Other expense, net	12	34	22	183.3%	183	86	(97)	(53.0%)
Income (loss) before income taxes	$2,180	$(585)	$(2,765)	(126.8%)	$7,368	$4,230	$(3,138)	(42.6%)

	Three Months Ended				Six Months Ended
Credit	July 31,		2011 vs. 2010		July 31,		2011 vs. 2010
(Dollars in thousands)	2010	2011	Amount	%	2010	2011	Amount	%
Revenues
Repair service agreement commissions(net)	$(2,122)	$(1,356)	$766	(36.1%)	$(3,912)	$(2,736)	$1,176	(30.1%)
Service revenues	-	-	-	0.0%	-	-	-	0.0%
Total net sales	(2,122)	(1,356)	766	(36.1%)	(3,912)	(2,736)	1,176	(30.1%)
Finance charges and other	35,688	33,351	(2,337)	(6.5%)	71,515	66,745	(4,770)	(6.7%)
Total revenues	33,566	31,995	(1,571)	(4.7%)	67,603	64,009	(3,594)	(5.3%)
Cost and expenses				0.0%				0.0%
Cost of goods and parts sold	-	-	-	0.0%	-	-	-	0.0%
Selling, general and administrative expense	16,205	14,165	(2,040)	(12.6%)	32,752	29,508	(3,244)	(9.9%)
Provision for bad debts	10,078	4,818	(5,260)	(52.2%)	17,576	12,196	(5,380)	(30.6%)
Total cost and expenses	26,283	18,983	(7,300)	(27.8%)	50,328	41,704	(8,624)	(17.1%)
Operating income	7,283	13,012	5,729	78.7%	17,275	22,305	5,030	29.1%
Interest expense, net	6,729	7,004	275	4.1%	12,512	14,560	2,048	16.4%
Loss from early extinguishment of debt	-	11,056	11,056	0.0%	-	11,056	11,056	0.0%
Other expense, net	-	-	-	0.0%	-	-	-	0.0%
Income (loss) before income taxes	$554	$(5,048)	$(5,602)	(1,011%)	$4,763	$(3,311)	$(8,074)	(169.5%)

(a) – Retail repair service agreement commissions exclude repair service agreement cancellations that are the result of customer credit account charge-offs. These amounts are reflected in repair service agreement commissions for the credit segment. The allocation of the cancellations was adjusted in the prior period presentation to conform to the current period’s presentation, which is consistent with the basis that management uses internally to allocate those items.

(b) – Selling, general and administrative expenses include the direct expense s of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $3.4 million and $3.9 million for the six months ended July 31, 2010 and 2011, respectively. The amount of overhead allocated to each segment was approximately $1.7 million and $1.8 million for the three months ended July 31, 2010 and 2011, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $8.9 million and $7.9 million for the six months ended July 31, 2010 and 2011, respectively and approximately $4.4 million and $3.8 million for the three months ended July 31, 2010 and 2011, respectively.

Three Months Ended July 31, 2011 Compared to Three Months Ended July 31, 2010
	Three Months Ended
	July 31,		Change
(Dollars in millions)	2010	2011	$	%
Net sales	$177.2	$150.6	(26.6)	(15.0)
Finance charges and other	35.9	33.8	(2.1)	(5.8)
Total Revenues	$213.1	$184.4	(28.7)	(13.5)

The $26.6 million decrease in net sales consists of the following:

•	A same store sales decrease of 12.8%;

•	A $4.3 million net decrease generated by the five stores we have closed or have plans to close and the two stores with leases that expired in the first six months of the current fiscal year;

•	A $0.6 million decrease resulted from a increase in discounts on non-interest-bearing credit sales; and

•	A $0.4 million decrease in service revenues.

The following table presents the makeup of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

	Three Months ended July 31,
(Dollars in millions)	2010	% of Total	2011	% of Total	Change	% Change

Consumer electronics	$60.1	33.9%	$46.4	30.8%	$(13.7)	(22.8%)
Home appliances	58.4	32.9	51.5	34.2	(6.9)	(11.8%)
Furniture and mattresses	21.2	12.0	22.7	15.1	1.5	7.1%
Home office	12.9	7.3	10.3	6.8	(2.6)	(20.2%)
Other	12.1	6.8	7.3	4.9	(4.8)	(39.7%)
Total product sales	164.7	92.9	138.2	91.8	(26.5)	(16.1%)

Repair service agreement commissions - Retail segment	10.5	5.9	9.9	6.6	(0.6)	(5.7%)
Repair service agreement commissions - Credit segment	(2.1)	(1.2)	(1.4)	(0.9)	0.7	(33.3%)
Service revenues	4.2	2.4	3.8	2.5	(0.4)	(9.5%)
Total net sales	$177.3	100.0%	$150.5	100.0%	$(26.8)	(15.1%)

The following is a summary of some of the key items impacting net sales during the quarter, as compared to the same quarter in the prior fiscal year:

•
Consumer electronics category sales declined primarily as a result of a 27.1% decrease in the unit sales of televisions, as the average selling price increased 7.2%. The decline in unit sales and increase in average selling prices was largely impacted by the Company’s strategy during the current year quarter, especially during the two holiday weekends, to drive higher average selling prices and gross profit contribution. Also, lower DVD player and digital camera sales contributed to the decline;

•
Home appliance category sales declined during the quarter on lower unit sales as average selling prices increased by 5.1%. Laundry sales were down 11.8%, refrigeration sales were down 10.8% and cooking sales were down 16.0%;

•
The growth in furniture and mattress sales was driven by enhanced displays and product selection, and increased promotional activity to increase customer traffic, resulting in a 6.5% increase in unit sales of furniture and mattresses, combined with a 1.3% increase in the average selling price;

•
Home office sales declined primarily as a result of a 28.0% drop in the unit sales of laptop and desktop computers and netbooks, as the average selling prices of those products increased by 6.6%. This decline was partially offset by sales from the introduction of tablets. While home office sales declined, the Company drove an increase in the amount of gross profit generated by this category;

•	The decrease in other product revenues resulted primarily from reduced lawn and garden equipment sales due to the dry weather conditions;
•	Repair service agreement commissions of the retail segment increased on higher sales penetration as a percent of product sales;
•	Repair service agreement commission charges for the credit segment decreased due to lower provision for repair service agreement cancellations, as compared to the prior year period;
•
Service revenues decreased as the Company experienced lower customer repair volumes, in the current year quarter, and increased its use of third-party servicers during the quarter, compared to the previous year, to provide timely product repairs for its customers; and

•	The Company completed the closure of one store in San Antonio, Texas, as the lease expired during the month of July, and closed one store in Austin, Texas, and two stores in Dallas, Texas.

	Three Months Ended
	July 31,		Change
(Dollars in millions)	2010	2011		$	%
Interest income and fees	$31.4	$29.2	(2.2)		(7.0)
Insurance commissions	4.3	4.2	(0.1)		(2.3)
Other income	0.2	0.4	0.2		100.0
Finance charges and other	$35.9	$33.8	(2.1)		(5.8)

Interest income and fees and insurance commissions are included in the Finance charges and other for the credit segment, while Other income is included in Finance charges and other for the retail segment.

The decrease in Interest income and fees of the credit segment resulted primarily due to a decrease in the average balance of customer accounts receivable outstanding during the three months ended July 31, 2011 of 12.7%, as compared to the prior year period. The average interest income and fee yield earned on the portfolio increased from 17.9% for the three months ended July 31, 2010, to 19.0% for the three months ended July 31, 2011. Insurance commissions of the credit segment decreased as a result of reduced initial sales commissions as lower retail sales and reduced percentage of sales under our in-house credit programs has negatively impacted the number of opportunities to sell credit insurance. Partially offsetting the decline in initial sales commissions is an increase in the retrospective commission.

The following table provides key portfolio performance information for the three months ended July31, 2010 and 2011:

	Three Months Ended
	July 31,
	2010	2011
(Dollars in millions)
Interest income and fees (a)	$31.4	$29.2
Net charge-offs (b)	(9.3)	(11.6)
Borrowing costs (c)	(6.7)	(7.0)
Net portfolio yield	$15.4	$10.6

Average portfolio balance	$702.6	$613.4
Interest income and fee yield % (annualized)	17.9%	19.0%
Net charge-off % (annualized)	5.3%	7.6%

a)	Included in Finance charges and other.
b)
Included in Provision for bad debts. Includes $4.4 million in current year period due to acceleration of charge-offs related to the change in our charge-off policy, which were charged against the allowance for doubtful accounts and negatively impacted the charge-off rate in the current year period by approximately 280 basis points.

c)	Included in Interest expense.

	Three Months Ended
	July 31,		Change
(Dollars in millions)	2010	2011	$	%
Cost of goods sold	$130.2	$105.4	(24.8)	(19.0)
Product gross margin percentage	20.9%	23.7%		2.8%

Product gross margin increased as a percent of product sales from the three months ending July 31, 2010 driven by a shift in our product mix to higher margin furniture and mattresses and improved margins generated in the home appliances and home office categories in the current year period.

	Three Months Ended
	July 31,		Change
(Dollars in millions)	2010	2011	$	%
Cost of service parts sold	$2.1	$1.6	(0.5)	(23.8)
As a percent of service revenues	49.8%	58.0%		8.2%

This decrease was due primarily to a 9.5% decrease in parts sales as we increased the use of third-party servicers to provide timely product repairs for our customers.

	Three Months Ended
	July 31,		Change
(Dollars in millions)	2010	2011	$	%
Selling, general and administrative expense - Retail	$44.8	$42.1	(2.7)	(6.0)
Selling, general and administrative expense - Credit	16.2	14.2	(2.0)	(12.3)
Selling, general and administrative expense - Total	$61.0	$56.3	(4.7)	(7.7)
As a percent of total revenues	28.6%	30.5%		(1.9%)

During the three months ended July 31, 2011, SG&A expense was reduced by $4.7 million, though it increased as a percent of revenues to 30.5% from 28.6% in the prior year period, due to the deleveraging effect of the decline in total revenues. The reduction in SG&A expense was driven primarily by lower compensation and related expenses, reduced depreciation expense, reduced costs related to our property and casualty insurance program, and reduced expenses related to credit mailings. These reductions were partially offset by increased charges related to the increased use of contract delivery and installation services.

Significant SG&A expense increases and decreases related to specific business segments included the following:

Retail Segment
The following are the significant factors affecting the retail segment:
•
Total compensation costs and related expenses decreased approximately $2.0 million from the prior period, primarily due to lower sales volumes and reduced delivery and transportation operation staffing as we increased our use of third-parties to provide these services;

•	Advertising expense decreased approximately $1.2 million;
•	Depreciation expense decreased approximately $0.6 million from the prior period due to store closings and a reduced amount of capital expenditures in recent years: and
•	Contract delivery, transportation and installation costs increased approximately $0.5 million from the prior period as we increased our use of third-parties to provide these services.

Credit Segment
The following are the significant factors affecting the credit segment:
•
Total compensation costs and related expenses decreased approximately $1.2 million from the prior period due to a decrease in staffing as the levels of delinquency declined and our credit portfolio balance dropped;

•	Form printing and purchases and related postage decreased approximately $0.3 million as collection efforts did not utilize letter mailings to the same extent as the prior period; and
•	Data processing expense decreased approximately $0.2 million.

	Three Months Ended
	July 31,		Change
(Dollars in millions)	2010	2011	$	%
Provision for bad debts	$10.3	$5.0	(5.3)	(51.5)
As a percent of average portfolio balance (annualized)	5.9%	3.3%		(2.6)%

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $0.3 million and $0.2 million for the periods ended July 31, 2010 and 2011, respectively, included in the results of operations for the retail segment.

The Provision for bad debts decreased to $5.0 million for the three months ended July 31, 2011, from $10.3 million for the in the prior year period, although our total net charge-offs of customer and non-customer accounts receivable increased by $2.3 million compared to the prior period. We have experienced an improvement in our credit portfolio performance (specifically, the trends in the payment rate, delinquency rate and percent of the portfolio reaged) since the fourth quarter of fiscal 2011. Additionally, on July 31, 2011, we revised our charge-off policy to require an account that is delinquent more than 209 days at month end to be charged-off. The change in policy had the impact of accelerating approximately $4.4 million in net charge-offs which were charged against previously provided bad debt reserves.

	Three Months Ended
	July 31,		Change
(Dollars in millions)	2010	2011		$		%
Interest expense, net	$6.7	$7.0	0.3		4.5

The increase in interest expense was due to the increase in our borrowing rates as a result of our refinancing transactions in the fourth quarter of 2011, partially offset by the effect of a lower overall debt balance outstanding during the current year period. The entirety of our interest expense is included in the results of operations of our credit segment.

	Three Months Ended
	July 31,		Change
(Dollars in millions)	2010	2011	$	%
Loss from early extinguishment of debt	$-	$11.1	11.1	-

On July 28, 2011, we completed the repayment of our term loan with proceeds from a new real estate loan and borrowings under our expanded revolving credit facility. We recorded a charge of approximately $11.1 million during the quarter including the prepayment premium of $4.8 million, write-off of the unamortized original issue discount of $5.4 million and term loan deferred financing costs of $0.9 million.

	Three Months Ended
	July 31,		Change
(Dollars in millions)	2010	2011		$		%
Costs related to store closings	$-	$3.7	3.7		-

During the quarter, we closed three of the five underperforming retail locations that we have plans to close. As a result of the closure of the three stores with unexpired leases, we incurred a $3.7 million charge during the second quarter, net of the write-off of deferred tenant improvement allowances and straight-line lease accruals related to the store locations, to record our estimate of the future lease cost to be incurred, which could vary depending on our ability to sublease the locations or negotiate a buy-out of the remaining lease terms, and the timing of any such transactions.

	Three Months Ended
	July 31,		Change
(Dollars in millions)	2010	2011		$	%
Provision (benefit) for income taxes	$1.1	$(2.2)	(3.3)		(300.0)
As a percent of income (loss) before income taxes	41.2%	39.1%			2.1%

The provision (benefit) for income taxes decreased primarily as a result of the decrease in income before income taxes.

Six Months Ended July 31, 2011 Compared to Six Months Ended July 31, 2010

	Six Months Ended
	July 31,		Change
(Dollars in millions)	2010	2011	$	%
Net sales	$339.0	$306.3	(32.7)	(9.6)
Finance charges and other	72.0	67.4	(4.6)	(6.4)
Total Revenues	$411.0	$373.7	(37.3)	(9.1)

The $32.7 million decrease in net sales consists of the following:

•	A same store sales decrease of 8.6%;

•	A $4.6 million net decrease generated by the five stores we have closed or have plans to close and the two stores with leases expiring in the current fiscal year;

•	A $0.1 million increase resulted from a decrease in discounts on non-interest-bearing credit sales; and

•	A $1.2 million decrease in service revenues.

The following table presents the makeup of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

	Six Months ended July 31,
(Dollars in millions)	2010	% of Total	2011	% of Total	Change	% Change

Consumer electronics	$119.8	35.3%	$103.5	33.8%	$(16.3)	(13.6%)
Home appliances	107.2	31.6	96.6	31.5	(10.6)	(9.9%)
Furniture and mattresses	40.1	11.8	46.3	15.1	6.2	15.5%
Home office	26.1	7.7	20.9	6.8	(5.2)	(19.9%)
Other	20.5	6.0	15.2	5.0	(5.3)	(25.9%)
Total product sales	313.7	92.4	282.5	92.2	(31.2)	(9.9%)

Repair service agreement commissions - Retail segment	20.3	6.1	18.8	6.2	(1.5)	(7.4%)
Repair service agreement commissions - Credit segment	(3.9)	(1.1)	(2.7)	(0.9)	1.2	(30.8%)
Service revenues	8.9	2.6	7.7	2.5	(1.2)	(13.5%)
Total net sales	$339.0	100.0%	$306.3	100.0%	$(32.7)	(9.6%)

The following is a summary of some of the key items impacting net sales during the quarter, as compared to the same quarter in the prior fiscal year:

•
Consumer electronics category sales declined primarily as a result of a 8.4% decrease in the average selling price of televisions, as unit sales decreased 5.5%. The decrease in unit sales was driven largely by a 13.4% decrease in television sales. Also, lower camera and camcorder sales contributed to the decline. Partially offsetting the declines were higher video game hardware, MP3 player and accessory sales, and the addition of DJ systems to the product line-up,

•
Home appliance category sales declined during the quarter on lower unit sales and a decline in the average selling prices, with laundry sales down 11.5%, refrigeration sales down 9.0% and cooking sales down 16.6%. The Company did experience a 9.8% increase in room air conditioning sales,

•	The growth in furniture and mattresses sales was driven by enhanced displays and product selection, and increased promotional activity to increase customer traffic,
•
Home office sales declined primarily as a result of a 21.5% drop in the sales of laptop and desktop computers, while having a 1.7% increase in the average selling prices of those products. While home office sales declined, the Company drove an increase in the amount of gross profit generated by this category,

•	The decrease in other product revenues resulted primarily from reduced lawn and garden equipment sales due to the dry weather conditions,
•	Repair service agreement commissions of the retail segment decreased due to lower product sales;
•	Repair service agreement commissions charges for the credit segment decreased due to a lower provision for repair service agreement cancellations, as compared to the prior year period;
•
Service revenues decreased as the Company experienced lower customer repair volumes in the current year period, and increased its use of third-party servicers during the period, compared to the previous year, to provide timely product repairs for its customers, and

•
The Company completed the closure of one store in San Antonio, Texas and one store in Austin, Texas, as the leases on those stores expired during the period. Additionally, it closed another store in Austin, Texas, and two stores in Dallas, Texas during the period.

	Six Months Ended
	July 31,		Change
(Dollars in millions)	2010	2011	$	%
Interest income and fees	$63.3	$59.2	(4.1)	(6.5)
Insurance commissions	8.2	7.6	(0.6)	(7.3)
Other income	0.5	0.6	0.1	20.0
Finance charges and other	$72.0	$67.4	(4.6)	(6.4)

Interest income and fees and insurance commissions are included in the Finance charges and other for the credit segment, while Other income is included in Finance charges and other for the retail segment.

The decrease in Interest income and fees of the credit segment resulted primarily due to a decrease in the average balance of customer accounts receivable outstanding during the six months ended July 31, 2011 of 11.1%, as compared to the prior year period. The average interest income and fee yield earned on the portfolio increased from 18.0% for the six months ended July 31, 2010, to 18.8% for the six months ended July 31, 2011. Insurance commissions of the credit segment decreased as a result of reduced initial sales commissions as lower retail sales and reduced percentage of sales under our in-house credit programs has negatively impacted the number of opportunities to sell credit insurance.

The following table provides key portfolio performance information for the six months ended July 31, 2010 and 2011:

	Six Months Ended
	July 31,
	2010	2011
(Dollars in millions)
Interest income and fees (a)	$63.8	$59.2
Net charge-offs (b)	(18.4)	(20.2)
Borrowing costs(c)	(12.5)	(14.6)
Net portfolio yield	$32.9	$24.4

Average portfolio balance	$710.5	$631.3
Interest income and fee yield % (annualized)	18.0%	18.8%
Net charge-off % (annualized)	5.2%	6.4%

(a)	Included in Finance charges and other.
(b)
Included in Provision for bad debts. Includes $4.4 million in current year period due to acceleration of charge-offs related to the change in our charge-off policy, which were charged against the allowance for doubtful accounts and negatively impacted the charge-off rate in the current year period by approximately 140 basis points.

(c)	Included in Interest expense.

	Six Months Ended
	July 31,		Change
(Dollars in millions)	2010	2011	$	%
Cost of goods sold	$244.4	$215.1	(29.3)	(12.0)
Product gross margin percentage	22.1%	23.9%		1.8%

Product gross margin increased as a percent of product sales from the six months ending July 31, 2010, driven by a shift in our product mix to higher margin furniture and mattresses and improved margins generated in the home office category in the current year period.

	Six Months Ended
	July 31,		Change
(Dollars in millions)	2010	2011	$	%
Cost of service parts sold	$4.5	$3.3	(1.2)	(26.7)
As a percent of service revenues	49.7%	57.1%		7.5%

This decrease was due primarily to a 9.0% decrease in parts sales as we increased the use of third-party servicers to provide timely product repairs for our customers.

	Six Months Ended
	July 31,		Change
(Dollars in millions)	2010	2011	$	%
Selling, general and administrative expense - Retail	$86.5	$82.9	(3.6)	(4.2)
Selling, general and administrative expense - Credit	32.8	29.5	(3.3)	(10.1)
Selling, general and administrative expense - Total	$119.3	$112.4	(6.9)	(5.8)
As a percent of total revenues	29.0%	30.1%		(1.1%)

During the six months ended July 31, 2011, SG&A expense was reduced by $6.0 million, though it increased as a percent of revenues to 30.1% from 29.0% in the prior year period, due to the deleveraging effect of the decline in total revenues. The reduction in SG&A expense was driven primarily by lower compensation and related expenses, reduced depreciation expense, and reduced costs related to our property and casualty insurance program. These reductions were partially offset by increased charges related to the increased use of contract delivery and installation services.

Significant SG&A expense increases and decreases related to specific business segments included the following:

Retail Segment
The following are the significant factors affecting the retail segment:
•
Total compensation costs and related expenses decreased approximately $4.0 million from the prior period, primarily due to reduced commissions payable as a result of lower sales volumes and reduced delivery and transportation operation staffing as we increased our use of third-parties to provide these services;

•	Advertising expense decreased approximately $1.2 million from the prior period; and
•	Contract delivery, transportation and installation costs increased approximately $1.7 million from the prior period as we increased our use of third-parties to provide these services.

Credit Segment
The following are the significant factors affecting the credit segment:
•
Total compensation costs and related expenses decreased approximately $1.8 million from the prior period due to a decrease in staffing as  the levels of delinquency declined and our credit portfolio balance dropped; and

•	Form printing and purchases and related postage decreased approximately $0.7 million as collection efforts did not utilize letter mailings to the same extent as the prior period.

	Six Months Ended
	July 31,		Change
(Dollars in millions)	2010	2011	$	%
Provision for bad debts	$18.0	$12.5	(5.5)	(30.6)
As a percent of average portfolio balance (annualized)	5.1%	4.0%		(1.1%)

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $0.4 million and $0.3 million for the periods ended July 31, 2010 and 2011, respectively, included in the results of operations for the retail segment.

The Provision for bad debts decreased to $12.5 million for the six months ended July 31, 2011, from $18.0 million for the in the prior year period, although our total net charge-offs of customer and non-customer accounts receivable increased by $1.7 million compared to the prior period. We have experienced an improvement in our credit portfolio performance (specifically, the trends in the payment rate, delinquency rate and percent of the portfolio reaged) since the fourth quarter of fiscal 2011. Additionally, on July 31, 2011, we revised our charge-off policy to require an account that is delinquent more than 209 days at month end to be charged-off. The change in policy had the impact of accelerating approximately $4.4 million in net charge-offs which were charged previously provided bad debt reserves.

	Six Months Ended
	July 31,		Change
(Dollars in millions)	2010	2011	$	%
Interest expense, net	$12.5	$14.6	2.1	16.8%

The increase in interest expense was due to the increase in our borrowing rates as a result of our refinancing transactions in the fourth quarter of 2011, partially offset by the effect of a lower overall debt balance outstanding during the current year period. The entirety of our interest expense is included in the results of operations of our credit segment.

	Six Months Ended
	July 31,		Change
(Dollars in millions)	2010	2011	$	%
Loss from early extinguishment of debt	$-	$11.1	11.1	-

On July 28, 2011 we completed the repayment of our term loan with proceeds from a new real estate loan and borrowings under our expanded revolving credit facility. We recorded a charge of approximately $11.1 million during the current period including the prepayment premium of $4.8 million, write-off of the unamortized original issue discount of $5.4 million and term loan deferred financing costs of $0.9 million.

	Six Months Ended
	July 31,		Change
(Dollars in millions)	2010	2011	$	%
Costs related to store closings	$-	$3.7	3.7	-

During the current period, we closed three of the five underperforming retail locations that we have plans to close. As a result of the closure of the three stores with unexpired leases, we incurred a $3.7 million charge during the second quarter to record our estimate of the future lease cost to be incurred, which could vary depending on our ability to sublease the locations or negotiate a buy-out of the remaining lease terms, and the timing of any such transactions.

	Six Months Ended
	July 31,		Change
(Dollars in millions)	2010	2011	$	%
Provision for income taxes	$4.7	$0.4	(4.3)	(91.5)
As a percent of income before income taxes	39.0%	39.0%		(4.8%)

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

On July 28, 2011, we completed an amendment and extension of our asset-based revolving credit facility, increasing the capacity from $375 million to $430 million and extending the maturity date from November 2013 to July 2015. Our asset-based revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The credit facility bears interest at LIBOR plus a spread ranging from 350 basis points to 400 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The leverage ratio covenant requirement is a required maximum of 2.00 to 1.00. The current fixed charge coverage ratio is a minimum of 1.00 to 1.00. As part of the amendment and extension, the fixed charge coverage ratio requirement was changed to 1.00 to 1.00 for the quarters ending July31, 2011 and October 31, 2011. It will return to 1.10 to 1.00 for the quarter ending January 31, 2012 and thereafter. We expect, based on current facts and circumstances that we will be in compliance with the above covenants for the next 12 months. The weighted average interest rate on borrowings outstanding under the asset-based revolving credit facility at July 31, 2011, was 4.0%.

We entered into an $8.0 million real estate loan on July 28, 2011, collateralized by three of our own store locations, that will mature in July 2016 and requires monthly principal payments based on a 15-year amortization schedule. The interest rate on the loan is the Prime rate plus 100 basis points, with a floor on the total rate of 6%.

On July 28, 2011 we completed the repayment of our term loan with proceeds from the new real estate loan and borrowings under our expanded revolving credit facility. As a result of the payoff of the term loan, we expect to reduce our interest expense by approximately $11.9 million annually, based on current LIBOR rates.

The weighted average effective interest rate on borrowings outstanding under all our credit facilities for the three months ended July 31, 2011 was 9.1%, including the interest expense associated with our interest rate swaps, amortization of the discount on the term loan and amortization of deferred financing costs.

A summary of the significant financial covenants that govern our credit facility compared to our actual compliance status at July 31, 2011, is presented below:

	Actual	Required Minimum/Maximum
Fixed charge coverage ratio must exceed required minimum	1.59 to 1.00	1.00 to 1.00
Total liabilities to tangible net worth ratio must be lower than required maximum	1.14 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed stated amount	5.45%	4.74%
Capital expenditures, net must be lower than required maximum	$2.3 million	$25.0 million

Note: All terms in the above table are defined by the revolving credit facility and may or may not agree directly to the financial statement captions in this document. The covenants are required to be calculated quarterly on a trailing twelve month basis, except for the Cash recovery percentage, which is calculated monthly on a trailing three month basis.

As of July 31, 2011, we had immediately available borrowing capacity of $72.8 million under our asset-based revolving credit facility, net of standby letters of credit issued of $1.8 million, available to us for general corporate purposes before considering extended vendor terms for purchases of inventory. In addition to the $72.8 million currently available under the revolving credit facility, an additional $64.4 million may become available if we grow the balance of eligible customer receivables and total eligible inventory balances. The principal payments received on customer receivables which averaged approximately $30.5 million per month during the three months ended July 31, 2011, are available each month to fund new customer receivables generated.

We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended vendor terms for purchases of inventory and acquisition of inventory under consignment arrangements. Based on our current operating plans, we believe that cash generated from operations, available borrowings under our revolving credit facility, extended vendor terms for purchases of inventory and acquisition of inventory under consignment arrangements will be sufficient to fund our operations, store expansion and updating activities and capital programs for at least the next 12 months, subject to continued compliance with the covenants in our credit facilities. Additionally, if there is a default under any of the facilities that is not waived by the various lenders, it could result in the requirement to immediately begin repayment of all amounts owed under our credit facilities, as all of the facilities have cross-default provisions that would result in default under all of the facilities if there is a default under any one of the facilities. If the repayment of amounts owed under our credit facilities is accelerated for any reason, we may not have sufficient cash and liquid assets at such time to be able to immediately repay all the amounts owed under the facilities.

The revolving credit facility is a significant factor relative to our ongoing liquidity and our ability to meet the cash needs associated with the growth of our business.  Our inability to use this program because of a failure to comply with its covenants would adversely affect our business operations.  Funding of current and future customer receivables under the borrowing facility can be adversely affected if we exceed certain predetermined levels of reaged customer receivables, write-offs, bankruptcies or other ineligible customer receivable amounts.

During the six months ended July 31, 2011, net cash provided by operating activities increased from $23.9 million provided during the six months ended July 31, to $85.8 million provided by operating activities. The increase was driven primarily by:

-	Cash provided from decreases in the balance of customer accounts receivable;

-	Cash provided from reduced inventory levels; and

-	Partially offset by cash used in the payment of accounts payable.

Net cash used in investing activities, for purchases of property and equipment, decreased to $1.3 million in the current period, as compared to $1.1 million in the prior period.

Net cash used in financing activities increased from $26.7 million used during the six months ended July 31, 2010, to $87.1 million used during the six months ended July 31, 2011. During the six months ended July 31, 2011, we used net cash flows from operating activities to pay down total amounts owed under our financing facilities. Additionally, we used proceeds from our $8.0 million real estate loan and draws from our expanded revolving credit facility to complete the repayment of our term loan.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates under our asset-based revolving credit facility are variable and bear interest at LIBOR plus a spread ranging from 350 basis points to 400 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). Accordingly, changes in LIBOR will affect the interest rate on, and therefore our costs under, this credit facility.

Since January 31, 2011, the balance outstanding under our asset-based revolving credit facility has increased from $279.3 million to $291.0 million at July 31, 2011.  Additionally, since January 31, 2011, the notional balance of interest swaps used to fix the rate on a portion of asset-based revolving credit facility balance has decreased $25 million as the last of our swaps expired in July 2011. As a result, as of July 31, 2011, a 100 basis point increase in interest rates on the asset-based revolving credit facility would increase our borrowing costs by $2.9 million over a 12-month period, based on the balance outstanding at July 31, 2011.

The interest rate on the real estate loan is the Prime rate plus 100 basis points, with a floor on the total rate of 6%. Because Prime is more than 100 basis points below the minimum 6.0% rate under the real estate loan, a 100 basis point change in the Prime rate would not impact the current anticipated interest expense under that loan.

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

For the six months ending July 31, 2011, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 30, 2011, our Board of Directors approved compensation changes for Theodore M. Wright, our Interim Chief Executive Officer and President. Mr. Wright’s salary was increased to $550,000 annually and he was approved for inclusion in the 2012 bonus program.

Additionally, the Compensation Committee of our Board of Directors approved stock ownership guidelines for certain of our officers and Board members. The CEO is to have stock ownership equal to twice their annual salary. Other named executives of the Company are to have stock ownership equal to 1 and ½ times their annual salary and members of our Board of Directors are to have stock ownership equal to an amount twice their annual retainer. The ownership is to be achieved over a five year period. If the ownership is not achieved within the five year period, then the executives will required to retain 50% of the net after-tax shares realized from the equity incentive program until the guideline is met.

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

Date: September 8, 2011

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

10.1.3	2011 Omnibus Incentive Plan as filed with the Securities and Exchange Commission on April 1, 2011.

10.1.4	Form of Restricted Stock Award Agreement from Omnibus Incentive Plan (filed herewith).

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

10.2.2	Non-Employee Director Restricted Stock Plan as filed with the Securities and Exchange Commission on April 1, 2011.

10.2.3	Form of Restricted Stock Award Agreement from Non-Employee Director Restricted Stock Plan as filed with the Securities and Exchange Commission on April 1, 2011.
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

10.5	Amended and Restated Loan and Security Agreement dated November 30, 2010, by and among Conn’s, Inc. and the Borrowers thereunder, the Lenders party thereto, Bank of America, N.A., a national banking association, as Administrative Agent and Collateral Agent for the Lenders, JPMorgan Chase Bank, National Association, as Co-Syndication Agent, Joint Book Runner and Co-Lead Arranger for the Lenders, Wells Fargo Preferred Capital, Inc., as Co-Syndication Agent for the Lenders, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book Runner and Co-Lead Arranger for the Lenders, Capital One, N.A., as Co-Documentation Agent for the Lenders, and Regions Business Capital, a division of Regions Bank, as Co-Documentation Agent for the Lenders incorporated herein by reference to Exhibit 10.9.4 to Conn’s Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.5.1	Amended and Restated Security Agreement dated November 30, 2010, by and among Conn’s, Inc. and the Existing Grantors thereunder, and Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein by reference to Exhibit 10.9.6 to Conn’s Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.5.2	Amended and Restated Continuing Guaranty dated as of November 30, 2010, by Conn’s, Inc. and the Existing Guarantors thereunder, in favor of Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein by reference to Exhibit 10.9.7 to Conn’s Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.5.3	First Amendment to Amended and Restated Security Agreement dated July 28, 2011, by and among Conn’s, Inc. and the Existing Grantors thereunder, and Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein by reference to Form 8-K (File No. 000-50421) as filed with the Security and Exchange Commission on August 11, 2011).

10.6	Non-Executive Employment Agreement between Conn’s, Inc. and Thomas J. Frank, Sr., approved by the Board of Directors June 19, 2009 (incorporated herein by reference to Exhibit 10.14.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2009 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 27, 2009).t

10.7	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

10.8	Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on June 2, 2005).t

10.9	Executive Severance Agreement between Conn’s, Inc. and Michael J. Poppe, approved by the Board of Directors August 31, 2011 (filed herewith)

10.10	Executive Severance Agreement between Conn’s, Inc. and David W. Trahan, approved by the Board of Directors August 31, 2011 (filed herewith)

10.11	Executive Severance Agreement between Conn’s, Inc. and Reymundo de la Fuente, approved by the Board of Directors August 31, 2011 (filed herewith)

11.1	Statement re: computation of earnings per share is included under Note 1 to the financial statements.

12.1	Statement of computation of Ratio of Earnings to Fixed Charges (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

t	Management contract or compensatory plan or arrangement.

101.                    The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2012, filed with the SEC on September 7, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at January 31, 2011 and July 31, 2011, (ii) the consolidated statements of earnings for the three and six months ended July 31, 2010, and July 31, 2011, (iii) the consolidated statements of cash flows for the six months ended July 31, 2010, and July 31, 2011, (iv) the consolidated statements of changes in shareholders' equity for the six months ended July 31, 2010, and (v) the Notes to Condensed Consolidated Financial Statements.