Form 10-Q
period 2011-10-31
CONNS INC
filed 2011-12-13
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011	Commission File Number 000-50421

CONN'S, INC.
(Exact name of registrant as specified in its charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]  No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December  5, 2011:

Class	Outstanding
Common stock, $.01 par value per share	31,972,901

Conn’s, Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	January 31,	October 31,
Assets	2011	2011
Current assets		(unaudited)
Cash and cash equivalents	$10,977	$6,510
Customer accounts receivable, net of allowance of $18,763 and $21,885, respectively	342,754	305,623
Other accounts receivable, net of allowance of $60 and $50 respectively	30,476	30,515
Inventories	82,354	96,703
Deferred income taxes	19,477	21,388
Federal income taxes recoverable	3,942	4,629
Prepaid expenses and other assets	6,476	5,994
Total current assets	496,456	471,362
Long-term portion of customer accounts receivable, net of allowance of $15,874 and $18,285, respectively	289,965	255,346
Property and equipment
Land	7,264	7,264
Buildings	10,379	10,454
Equipment and fixtures	25,394	25,855
Transportation equipment	1,558	1,529
Leasehold improvements	85,415	85,909
Subtotal	130,010	131,011
Less accumulated depreciation	(83,120)	(90,392)
Total property and equipment, net	46,890	40,619
Non-current deferred income tax asset	8,009	9,721
Other assets, net	10,118	10,004
Total assets	$851,438	$787,052

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$167	$679
Accounts payable	57,740	59,480
Accrued compensation and related expenses	5,477	7,425
Accrued expenses	25,423	29,579
Income taxes payable	2,103	1,756
Deferred revenues and allowances	20,822	20,155
Total current liabilities	111,732	119,074
Long-term debt	373,569	309,997
Other long-term liabilities	12,395	13,149
Fair value of interest rate caps	-	181
Deferred gain on sale of property	845	724
Stockholders’ equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value, 40,000,000 shares authorized; 33,488,565 and 31,884,879 shares issued at January 31, 2011 and October 31, 2011, respectively)	335	319
Accumulated other comprehensive loss	(71)	(118)
Additional paid in capital	131,590	134,090
Retained earnings	258,114	209,636
Treasury stock at cost (1,723,205 shares at January 31, 2011)	(37,071)	-
Total stockholders’ equity	352,897	343,927
Total liabilities and stockholders' equity	$851,438	$787,052

See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except earnings per share)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2011	2010	2011
Revenues
Product sales	$125,817	$140,404	$439,492	$422,914
Repair service agreement commissions (net)	6,064	5,613	22,493	21,723
Service revenues	3,768	3,950	12,709	11,650
Total net sales	135,649	149,967	474,694	456,287
Finance charges and other	34,915	29,578	106,719	98,081
Total revenues	170,564	179,545	581,413	554,368
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	99,546	113,022	343,979	328,133
Cost of service parts sold, including warehousing and occupancy costs	1,642	1,647	6,134	4,973
Selling, general and administrative expense	55,288	59,623	174,589	172,062
Costs related to store closings	-	(313)	-	3,345
Impairment of long-lived assets	-	688	-	688
Provision for bad debts	10,813	19,322	28,786	31,852
Total cost and expenses	167,289	193,989	553,488	541,053
Operating income (loss)	3,275	(14,444)	27,925	13,315
Interest expense, net	7,722	3,919	20,234	18,479
Costs related to financing transactions not completed	2,896	-	2,896	-
Loss from early extinguishment of debt	-	-	-	11,056
Other (income) expense, net	(16)	(5)	167	81
Income (loss) before income taxes	(7,327)	(18,358)	4,628	(16,301)
Provision (benefit) for income taxes	(2,547)	(5,635)	2,123	(4,877)
Net income (loss)	$(4,780)	$(12,723)	$2,505	$(11,424)

Earnings (loss) Per Share
Basic	$(0.19)	$(0.40)	$0.10	$(0.36)
Diluted	$(0.19)	$(0.40)	$0.10	$(0.36)
Average common shares outstanding
Basic	24,951	31,881	24,941	31,819
Diluted	24,951	31,881	24,944	31,819

See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended October 31, 2011
(unaudited)
(in thousands)

	Common Stock Shares	Common Stock Amount	Accumulated Other Comprehensive Income (Loss)	Paid in Capital	Retained Earnings	Treasury Stock Shares	Treasury Stock Amount	TOTAL
Balance January 31, 2011	33,488	$335	$(71)	$131,590	$258,114	(1,723)	$(37,071)	$352,897
Exercise of options, including tax benefit	100	1		790				791
Issuance of common stock under Employee Stock Purchase Plan	20			89				89
Stock-based compensation				1,691				1,691
Cost related to issuance of common stock				(70)				(70)
Treasury stock shares cancelled	(1,723)	(17)			(37,054)	1,723	37,071	-
Net loss					(11,424)			(11,424)
Other comprehensive income (loss):
Adjustment of fair value of hedges, net of tax of $25			(47)					(47)
Total comprehensive income (loss)								(11,471)
Balance October 31, 2011	31,885	$319	$(118)	$134,090	$209,636	-	$-	$343,927

See notes to consolidated financial statements.

Conn’s, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	October 31,
	2010	2011

Cash flows from operating activities
Net income (loss)	$2,505	$(11,424)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation	9,776	8,137
Amortization, net	2,026	1,223
Loss from early extinguishment of debt	-	11,056
Costs related to financing transactions not completed	2,896	-
Provision for bad debts and uncollectible interest	35,422	36,402
Stock-based compensation	1,690	1,691
Costs and impairment charges related to store closings	-	4,033
Provision for deferred income taxes	1,021	(3,624)
Loss from sale of property and equipment	176	65
Discounts and accretion on promotional credit	(1,570)	(1,086)
Change in operating assets and liabilities:
Customer accounts receivable	19,573	36,435
Other accounts receivable	(2,771)	15
Inventory	(20,230)	(14,349)
Prepaid expenses and other assets	(1,558)	1,162
Accounts payable	53	1,740
Accrued expenses	(6,157)	3,161
Income taxes payable	2,207	(1,010)
Deferred revenues and allowances	(2,459)	1,243
Net cash provided by operating activities	42,600	74,870
Cash flows from investing activities
Purchase of property and equipment	(2,340)	(2,313)
Proceeds from sales of property	601	-
Changes in restricted cash balances	(6,532)	-
Net cash used in investing activities	(8,271)	(2,313)
Cash flows from financing activities
Net proceeds from stock issued under employee benefit plans, including tax benefit	129	880
Costs related to the issuance of common stock	-	(70)
Cash paid for interest rate caps	-	(699)
Proceeds from real estate note	-	8,000
Borrowings under lines of credit	200,171	185,451
Payments on lines of credit	(224,769)	(162,828)
Payment of term loan	-	(100,000)
Payment of prepayment premium	-	(4,830)
Payment of debt issuance costs	(9,576)	(2,787)
Payment of promissory notes	(109)	(141)
Net cash used in financing activities	(34,154)	(77,024)
Net change in cash	175	(4,467)
Cash and cash equivalents
Beginning of the year	12,247	10,977
End of the year	$12,422	$6,510

See notes to consolidated financial statements.

Conn’s, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise described herein.  Operating results for the nine-month period ended October 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2012.  The financial statements should be read in conjunction with the Company’s (as defined below) audited consolidated financial statements and the notes thereto included in the Company’s Current Report on Form 10-K filed for the year ended January 31, 2011.

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

Business Activities. The Company, through its retail stores, provides products and services to its customer base in seven primary market areas, including southern Louisiana, southeast Texas, Houston, South Texas, San Antonio/Austin, Dallas/Fort Worth and Oklahoma. Products and services offered through retail sales outlets include home appliances, consumer electronics, home office equipment, lawn and garden products, mattresses, furniture, repair service agreements, installment and revolving credit account programs, and various credit insurance products. These activities are supported through an extensive service, warehouse and distribution system. The Company’s business is somewhat seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31, due primarily to the holiday selling season. For the reasons discussed below, the Company has aggregated its results into two operating segments: credit and retail. The Company’s retail stores bear the “Conn’s” name, and deliver the same products and services to a common customer group. The Company’s customers generally are individuals rather than commercial accounts. All of the retail stores follow the same procedures and methods in managing their operations. The Company’s management evaluates performance and allocates resources based on the operating results of its retail and credit segments. The separate financial information is disclosed in Note 8 - “Segment Reporting”.

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

Change in Accounting Estimate. At January 31, 2011, the Company increased its reserve for inventory valuation to adjust for the Company’s recent experience selling aged items, both through store locations and external sources. The recent sales activity indicated the recoverable value for those items was less than originally estimated and that many items had minimal value through any distribution channel. An additional reserve in the amount of $4.7 million was recorded during the three months ended October 31, 2011 as an adjustment to appropriately value inventory. This adjustment reduced October 31, 2011 net income by $3.3 million and basic and diluted earnings per share by $.10.

     Earnings per Share. The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any stock options and restricted stock units granted, to the extent not anti-dilutive, which is calculated using the treasury-stock method. Due to the net loss incurred for the three months ending October 31, 2010 and the three and nine months ended October 31, 2011, no stock options or restricted stock units were included in the computation of diluted loss per share for that period. During the second quarter, the Company revised its fiscal year 2009, 2010 and 2011 consolidated financial statements to correct its calculation of the number of shares used in calculating its basic and diluted earnings (loss) per share for the impact of a stock rights offering, which required basic and diluted earnings (loss) per share to be adjusted retroactively for all periods presented for the bonus element contained in the rights offering.

The following table sets forth the shares outstanding for the earnings (loss) per share calculations:

	Three Months Ended
	October 31,
	2010	2011

Common stock outstanding, net of treasury stock, beginning of period	22,489,638	31,878,305
Weighted average common stock issued in stock option exercises	-	337
Weighted average common stock issued to employee stock purchase plan	3,194	1,939
Adjustment based on retrospective application of rights offering	2,458,233	-
Shares used in computing basic earnings per share	24,951,065	31,880,581
Dilutive effect of stock options and restricted stock units, net of assumed repurchase of treasury stock	-	-
Adjustment based on retrospective application of rights offering	-	-
Shares used in computing diluted earnings (loss) per share	24,951,065	31,880,581

	Nine Months Ended
	October 31,
	2010	2011

Common stock outstanding, net of treasury stock, beginning of period	22,471,350	31,765,360
Weighted average common stock issued in stock option exercises	-	44,617
Weighted average common stock issued to employee stock purchase plan	12,549	9,328
Adjustment based on retrospective application of rights offering	2,457,257	-
Shares used in computing basic earnings per share	24,941,156	31,819,305
Dilutive effect of stock options and restricted stock units, net of assumed repurchase of treasury stock	2,606	-
Adjustment based on retrospective application of rights offering	285	-
Shares used in computing diluted earnings per share	24,944,047	31,819,305

During the periods presented, options with an exercise price in excess of the average market price of the Company’s common stock, or that are otherwise anti-dilutive, are excluded from the calculation of the dilutive effect of stock options and restricted stock units for diluted earnings per share calculations. The weighted average number of options not included in the calculation of the dilutive effect of stock options and restricted stock units was 2.7 million and 2.2 million for each of the three months ended October 31, 2010 and 2011, respectively and 2.7 million and 2.4 million for each of the nine months ended October 31, 2010 and 2011, respectively.

Inventories. Inventories consist of finished goods or parts and are valued at the lower of cost (moving weighted average cost method) or market.

Property and Equipment Impairment. Property and equipment are evaluated for impairment at the retail store level. The Company performs a periodic assessment of assets for impairment. Additionally, an impairment evaluation is performed whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store’s performance. For property and equipment to be held and used, the Company recognizes an impairment loss if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Fair value is determined by discounting the anticipated cash flows over the remaining term of the lease utilizing certain unobservable inputs (Level 3). No impairment was recorded in the period ended October 31, 2010 and an impairment charge of $0.7 million was recorded for the period ended October 31, 2011.

Customer Accounts Receivable. Customer accounts receivable are originated at the time of sale and delivery of the various products and services. The Company records the amount of principal and accrued interest on customer receivables that is expected to be collected within the next twelve months, based on contractual terms, in current assets on its consolidated balance sheet. Those amounts expected to be collected after twelve months, based on contractual terms, are included in long-term assets. Typically, customer receivables are considered delinquent if a payment has not been received on the scheduled due date. Additionally, the Company offers reage programs to customers with past due balances that have experienced a financial hardship, if they meet the conditions of the Company’s reage policy. Reaging a customer’s account can result in updating an account from a delinquent status to a current status. During the quarter ended July 31, 2011, the Company implemented a new policy which limits the number of months that an account can be reaged to a maximum of 18 months. During the quarter ended October 31, 2011, the Company further modified the policy to reduce the number of months that an account can be reaged to a maximum of 12 months. As of July 31, 2011, the Company changed its charge-off policy so that an account that is delinquent more than 209 days as of the end of each month is charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment is reversed and charged against the allowance for uncollectible interest. Prior to July 31, 2011, the Company charged off all accounts that were delinquent more than 120 days and for which no payment had been received in the past seven months. The Company has a secured interest in the merchandise financed by these receivables and therefore has the opportunity to recover a portion of the charged-off amount. The Company defines Troubled Debt Restructuring (TDR) accounts that originated in the current fiscal year as accounts that have been reaged in excess of three months or refinanced. For accounts originating in prior fiscal years, if the cumulative reaging exceeds three months and the accounts were reaged in this fiscal year then the account is considered TDR.

Interest Income on Customer Accounts Receivable. Interest income is accrued using the interest method for installment contracts and the simple interest method for revolving charge accounts, and is reflected in Finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and the Company provides an allowance for estimated uncollectible interest. The Company typically only places accounts in non-accrual status when legally required to do so. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. Interest income is recognized on interest-free promotional credit programs based on the Company’s historical experience related to customers that fail to satisfy the requirements of the interest-free programs. Additionally, for sales on deferred interest and “same as cash” programs that exceed one year in duration, the Company discounts the sales to present value, resulting in a reduction in sales and customer receivables, and amortizes the discount amount to Finance charges and other over the term of the program. The amount of customer receivables carried on the Company’s balance sheet that were in non-accrual status was $10.5 million and $12.5 million at January 31, 2011 and October 31, 2011, respectively. The amount of customer receivables carried on the Company’s consolidated balance sheet that were past due 90 days or more and still accruing interest was $43.5 million and $32.8 million at January 31, 2011 and October 31, 2011, respectively.

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts, including estimated uncollectible interest, for its Customer and Other accounts receivable, based on its historical cash collections and net loss experience and expectations for future cash collections and losses. In addition to pre-charge-off cash collections and charge-off information, estimates of post-charge-off recoveries, including cash payments, amounts realized from the repossession of the products financed and, at times, payments received under credit insurance policies are also considered. Effective April 5, 2011, the FASB issued ASU No. 2011-02, A Creditor's Determination of Whether Restructuring is a Troubled Debt Restructuring, which clarifies when a loan modification or restructuring is considered a TDR. This guidance clarifies what constitutes a concession and whether the debtor is experiencing financial difficulties, even if not currently in default. The amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, or for the third quarter of fiscal 2012 for the Company, and should be applied retrospectively to restructurings occurring on or after the beginning of the annual period of adoption with early adoption permitted. The Company determines reserves for those accounts that are TDRs based on the discounted present value of cash flows expected to be collected over the life of those accounts. The excess of the carrying amount over the discounted cash flow amount is recorded as a reserve for loss on those accounts. The Company estimates its allowance for bad debts by evaluating the credit portfolio based on the number of months reaged, if any. As a result of the Company’s practice of reaging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off could be impacted. If these accounts had been charged-off sooner the historical net loss rates might have been higher. During the quarter ended July 31, 2011, the Company implemented a new policy which limits the number of months that an account can be reaged to a maximum of 18 months which was further limited to a maximum of 12 months during the quarter ended October 31, 2011. This change in the reage policy has the impact of increasing delinquencies and accelerating charge-offs. The Company monitors the aging of its past due accounts closely and focuses its collection efforts on preventing accounts from becoming 60 days past due or greater, which is a leading indicator of potential charge-offs. As of July 31, 2011, the Company changed its charge-off policy such that an account that is delinquent more than 209 days as of the end of each month is charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment is reversed and charged against the allowance for uncollectible interest. Prior to July 31, 2011, the Company charged off all accounts that were delinquent more than 120 days and for which no payment had been received in the past seven months. As a result of the change, approximately $4.4 million in charge-offs were accelerated and charged against the allowance for doubtful accounts and approximately $1.4 million in accrued interest was charged off and charged against the allowance for uncollectible interest during the second quarter. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $34.6 million and $40.2 million, at January 31, 2011 and October 31, 2011, respectively. The adoption of the TDR guidance in the quarter ended October 31, 2011 resulted in determining the balance of accounts considered to be TDRs of $51.9 million. The amount included in the allowance for doubtful accounts associated with principal and interest on these loans was $21.4 million as of October 31, 2011. Additionally, another $6.1 million was reserved and included in accrued expenses for repair service agreement and credit insurance cancellations on these TDRs, bringing the total amount reserved against TDR accounts at October 31, 2011 to $27.5 million. TDR accounts are segregated from the credit score stratification for reporting and measurement purposes. The Company recorded a pre-tax charge during the quarter of $14.1 million, net of previously provided reserves, related to the adoption of the accounting guidance related to TDR accounts.

Income Taxes. The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to be in effect when the differences are expected to reverse. To the extent penalties and interest are incurred, the Company records these charges as a component of its Provision for income taxes. The Company has experienced a loss before income taxes for the nine month period which does not allow the estimation of a reliable annual effective tax rate, as small changes in ordinary income cause large changes in the estimated annual tax rate. As a result, the Company is using its estimated effective tax rate for the nine month period as its best estimate of the annual effective tax rate. Tax returns for the fiscal years subsequent to January 31, 2007, remain open for examination by the Company’s major taxing jurisdictions.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents, receivables, and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of the Company’s asset-based revolving credit facility approximated its carrying value at October 31, 2011 due to the fact that the facility was amended and extended in July 2011 at current market rates. The fair value of the Company’s real estate loan approximated its carrying value at October 31, 2011 due to the fact that the loan rate was amended on October 31, 2011 at current market rates. The carrying amount of the long-term debt as of October 31, 2011 was approximately $310.0 million. The Company’s interest rate cap options are presented on the balance sheet at fair value.

Reclassifications. Certain reclassifications have been made in the prior years’ financial statements to conform to the current year’s presentation. Approximately $8.0 million for the fiscal year ended January 31, 2011 was reclassified from Deferred revenue and allowances to Other long-term liabilities on the consolidated balance sheets. Approximately $2.9 million of Cost related to financing transactions not completed for the periods ended October 31, 2010, was reclassified from Cost and expenses to Other (income) expense.

Comprehensive Income (Loss).  Comprehensive income (loss) for the prior year three month and nine month period is as follows:
	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2011	2010	2011
(Dollars in thousands)
Net income (loss)	$(4,780)	$(12,723)	$2,505	$(11,424)
Adjustment of fair value of interest hedges, net of tax	36	(118)	98	(47)
Total Comprehensive income (loss)	$(4,744)	$(12,841)	$2,603	$(11,471)

Recently Issued Accounting Pronouncements Presentation of Comprehensive Income. In June 2011, the FASB issued new accounting guidance that revises the manner in which comprehensive income is required to be presented in financial statements. The new guidance, when effective, will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. The guidance eliminates the option to present components of other comprehensive income in the statement of changes in stockholders’ equity. It does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified from other comprehensive income to net income. The guidance requires retrospective application and is effective for interim and annual periods beginning on or after December 15, 2011. The Company intends to adopt the guidance in the first quarter of fiscal 2013, ending April 30, 2012. The adoption of the guidance will have no effect on its financial condition, results of operations or liquidity since it impacts presentation only.

2.     Revision of Financial Statements.

The Company revised its fiscal year 2010 and 2011 consolidated financial statements to correct its accounting for interest income on installment contracts included in customer accounts receivable when it released its audited January 31, 2011 annual report. Subsequent to its year-end report, the Company determined, based on a detailed analysis with the assistance of its credit accounts processor, that its original estimate to revise its interest income accounting was incorrect. As a result, the Company is revising its consolidated financial statements to correct its previous estimate, shown as "Revision - interest adjustment" in the tables below. The Company also revised its fiscal year 2010 and 2011 consolidated financial statements in the first fiscal quarter ended April 30, 2011 to correct its accounting for interest income on customer accounts receivable related to the charge-off of those accounts. As a result, revisions have been made that have increased revenue from Finance charges and other, Repair service agreement commissions, net, and expense related to the Provision for bad debts for those periods, shown as "Revision - charge-off interest reclass" in the tables below. The net effect of the revision in the first quarter was no change to Operating income, Income before income taxes or Net income for any period. The Company revised its fiscal year 2009, 2010 and 2011 consolidated financial statements in the second quarter to correct its calculation of the number of shares used in calculating its basic and diluted earnings (loss) per share for the impact of a stock rights offering, which required basic and diluted earnings (loss) per share to be adjusted retroactively for all periods presented for the bonus element contained in the rights offering shown as "Shares Revision" in the table below. Management has concluded that the impact of these revisions on the prior reporting periods is not material to the Company’s consolidated financial statements. The revision to the individual financial statement line items impacted for the prior periods presented are as follows:

	Year Ended January 31,
	2010
(Dollars in thousands, except	Quarter Ending
share amounts)	4/30/2009	7/31/2009	10/31/2009	1/31/2010	Fiscal Year
Consolidated Statements of Operations:
As Reported
Finance charges and other	$39,439	$39,903	$36,064	$36,805	$152,211
Total revenues	239,590	229,929	197,190	207,270	873,979

Revision - charge-off interest reclass	397	651	719	281	2,048
Revision - interest adjustment	596	(153)	226	505	1,174

As Revised
Finance charges and other	40,432	40,401	37,009	37,591	155,433
Total revenues	240,583	230,427	198,135	208,056	877,201
As Reported
Operating income (loss)	23,101	13,987	(13,764)	5,988	29,312
Income (loss) before income taxes	17,755	8,310	(19,379)	763	7,449

Revision - interest adjustment	596	(153)	226	505	1,174
As Revised
Operating income (loss)	23,697	13,834	(13,538)	6,493	30,486
Income (loss) before income taxes	$18,351	$8,157	$(19,153)	$1,268	$8,623

As Reported
Provision (benefit) for income taxes	$6,568	3,232	(4,973)	$(922)	$3,905
Revision - interest adjustment	210	(54)	80	178	413
As Revised
Provision (benefit) for income taxes	$6,778	3,178	(4,893)	(744)	$4,318

As Reported
Net Income (loss)	$11,187	5,078	(14,406)	1,685	$3,544
Revision - interest adjustment	386	(99)	146	327	761
As Revised
Net Income (loss)	$11,573	$4,979	$(14,260)	$2,012	$4,305

Shares
As Reported
Basic	22,447	22,454	22,459	22,466	22,456
Diluted	22,689	22,660	22,459	22,467	22,610

Shares Revision - Basic	2,453	2,454	2,455	2,455	2,454
Shares Revision - Diluted	2,480	2,477	2,455	2,455	2,471

As Revised
Basic	24,900	24,908	24,914	24,921	24,910
Diluted	25,169	25,137	24,914	24,922	25,081

As Reported
Earnings (loss) per share
Basic	$0.50	$0.23	$(0.64)	$0.08	$0.16
Diluted	$0.49	$0.22	$(0.64)	$0.07	$0.16

As Revised
Earnings (loss) per share
Basic	$0.46	$0.20	$(0.57)	$0.08	$0.17
Diluted	$0.46	$0.20	$(0.57)	$0.08	$0.17

	Year Ended January 31,					Six Months Ended July 31,
	2011					2011
(Dollars in thousands, except	Quarter Ending					Quarter Ending
share amounts)	4/30/2010	7/31/2010	10/31/2010	1/31/2011	Fiscal Year	4/30/2011	7/31/2011
Consolidated Statements of Operations:
As Reported
Finance charges and other	$34,860	$34,640	$33,141	$34,165	$136,806	$33,619	$33,744
Repair service agreement commissions, net	$7,917	$8,341	6,035	6,495	28,788	3,889	8,589
Total revenues	196,549	211,825	168,761	213,389	790,524	189,309	184,375

Revision - charge-off interest reclass - interest income	1,216	1,264	1,412	1,842	5,734	-	-
Revision - charge-off interest reclass - repair service agreement commissions, net	144	27	29	80	280	-	-
Revision - interest adjustment	139	(315)	362	(285)	(99)	630	509

As Revised
Finance charges and other	36,215	35,589	34,915	35,722	142,441	34,249	34,253
Repair service agreement commissions, net	8,061	8,368	6,064	6,575	29,068	3,889	8,589
Total revenues	198,048	212,801	170,564	215,026	796,439	189,939	184,884
As Reported
Operating income (a)	15,351	9,475	2,913	5,129	32,868	14,160	12,461
Income (loss) before income taxes	9,397	2,734	(7,689)	(4,277)	165	6,552	(5,633)

Revision - interest adjustment	139	(315)	362	(285)	(99)	630	509
As Revised
Operating income (loss)	15,490	9,160	3,275	4,844	32,769	14,790	12,970
Income (loss) before income taxes	$9,536	$2,419	$(7,327)	$(4,562)	$66	$7,182	$(5,124)

As Reported
Provision (benefit) for income taxes	3,604	1,128	(2,674)	(884)	$1,174	2,559	(2,201)
Revision - interest adjustment	49	(111)	127	(100)	(35)	222	179
As Revised
Provision (benefit) for income taxes	3,653	1,017	(2,547)	(984)	$1,139	2,781	(2,022)

As Reported
Net Income (loss)	$5,793	1,606	(5,015)	(3,393)	$(1,009)	$3,993	(3,432)
Revision - interest adjustment	90	(204)	235	(185)	(64)	408	330
As Revised
Net Income (loss)	$5,883	$1,402	$(4,780)	$(3,578)	$(1,073)	$4,401	$(3,102)

Shares
As Reported
Basic	22,475	22,484	22,484	28,741	24,061	31,768	31,808
Diluted	22,477	22,488	22,484	28,741	24,061	31,772	31,808

Shares Revision - Basic	2,456	2,457	2,457	750	2,024	-	-
Shares Revision - Diluted	2,457	2,459	2,457	750	2,027	-	-

As Revised
Basic	24,931	24,941	24,941	29,491	26,085	31,768	31,808
Diluted	24,934	24,947	24,941	29,491	26,088	31,772	31,808

As Reported
Earnings (loss) per share
Basic	$0.26	$0.07	$(0.22)	$(0.12)	$(0.04)	$0.13	$(0.11)
Diluted	$0.26	$0.07	$(0.22)	$(0.12)	$(0.04)	$0.13	$(0.11)

As Revised
Earnings (loss) per share
Basic	$0.24	$0.06	$(0.19)	$(0.12)	$(0.04)	$0.14	$(0.10)
Diluted	$0.24	$0.06	$(0.19)	$(0.12)	$(0.04)	$0.14	$(0.10)

(a)
Costs relating to financing transactions not completed of $2.9 million during the quarter ended October 31, 2010 and $1.4 million during the quarter ended January 31, 2011 were previously included in Cost and expenses and are now reclassified to Other (income) expense to conform to current presentation.

	January 31, 2011
(Dollars in thousands)	As reported	Revision - Charge-off interest reclass	Revision - interest adjustment	As revised
Consolidated Balance Sheet:
Deferred income taxes	$16,681	$-	$2,796	$19,477
Total current assets	$493,870	$(210)	$2,796	$496,456
Long term portion of customer accounts receivable	$290,142	$(177)	$-	$289,965
Total assets	$849,029	$(387)	$2,796	$851,438
Deferred revenues and allowances	$20,870	$-	$(48)	$20,822
Total current liabilities	$112,167	$(387)	$(48)	$111,732
Other long-term liabilities	$4,403	$-	$7,992	$12,395
Retained earnings	$263,262	$-	$(5,148)	$258,114
Total stockholders' equity	$358,045	$-	$(5,148)	$352,897
Total liabilities and stockholders' equity	$849,029	$(387)	$2,796	$851,438

Additionally, beginning retained earnings for the fiscal year ended January 31, 2010 was decreased by $5.1 million.

3.    Supplemental Disclosure of Finance Charges and Other Revenue

The following is a summary of the classification of the amounts included as Finance charges and other for the three and nine months ended October 31, 2010 and 2011:
	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(Dollars in thousands)	2010	2011	2010	2011
Interest income and fees on customer receivables	$31,164	$27,222	$94,290	$87,514
Insurance commissions	3,535	2,296	11,748	9,889
Other	216	60	681	678
Finance charges and other	$34,915	$29,578	$106,719	$98,081

The amount included in Interest income and fees on customer receivables related to TDR accounts for the nine months ended October 31, 2011 is $2.6 million, net of related reserve and charge-off impact. The Company recognizes interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows.

4.    Supplemental Disclosure of Customer Receivables

As part of the Company’s collection efforts, it may modify loans for certain borrowers. As part of its efforts in mitigating losses on its accounts receivable within its credit portfolio, the Company may make loan modifications to a borrower experiencing financial difficulty that are intended to maximize the net cash flow from the account, after expenses, and avoid the need for repossession of collateral. The Company may extend the loan term, refinance or otherwise reage an account. Effective during the quarter ended October 31, 2011, the Company limited the accumulated number of months an account can be reaged to a maximum of 12 months. These modifications may result in receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than originally provided under the terms of the loan. Loan modifications in which an economic concession has been granted to a borrower experiencing financial difficulty are accounted for and reported as TDRs.

In the quarter ended October 31, 2011, the Company adopted new accounting guidance that provides clarification on whether a debtor is experiencing financial difficulties and whether a concession has been granted to the debtor for purposes of determining if a loan modification constitutes a TDR. The adoption applies retrospectively to its loan restructurings after January 31, 2011. The adoption of this amended accounting guidance in the quarter ended October 31, 2011 resulted in determining the balance of accounts considered to be TDRs of $51.9 million. The related increase in the allowance for doubtful accounts associated with principal and interest on these accounts was $21.4 million as of October 31, 2011. Additionally, another $6.1 million was reserved for repair service agreement and credit insurance cancellations on these TDRs, which is recorded in accrued expenses, bringing the total amount reserved against TDR accounts at October 31, 2011 to $27.5 million.

The population of accounts within our receivables portfolio is stratified into accounts with origination credit scores less than 575 and those with origination scores equal to or greater than 575. The Company uses this credit scoring criteria to differentiate underwriting requirements, potentially requiring differing down payment and initial application and documentation criteria. The following tables present quantitative information about the receivables portfolio managed by the Company:
	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Reaged (1)
	January 31,	October 31,	January 31,	October 31,	January 31,	October 31,
(Dollars in Thousands)	2011	2011	2011	2011	2011	2011
Customer Accounts Receivable:
>= 575 credit score at origination	$474,847	$417,971	$31,545	$17,663	$73,458	$26,370
< 575 credit score at origination	200,919	135,681	26,497	11,763	60,102	18,781
Subtotal	675,766	553,652	58,042	29,426	133,560	45,151
Restructured Accounts (2):
>= 575 credit score at origination	-	28,096	-	9,517	-	28,096
< 575 credit score at origination	-	23,902	-	8,710	-	23,902
Subtotal	-	51,998	-	18,227	-	51,998
Total receivables managed	$675,766	$605,650	$58,042	$47,653	$133,560	$97,149

Allowance for uncollectible accounts related to the credit portfolio	(34,637)	(40,170)
Allowances for promotional credit programs	(8,410)	(4,511)
Current portion of customer accounts receivable, net	342,754	305,623
Long-term customer accounts receivable, net	$289,965	$255,346

(1)
Amounts are based on end of period balances. Due to the fact that an account can become past due after having been reaged, accounts could be represented in both the past due and reaged columns shown above. The amounts included within both the past due and reaged columns shown above as of January 31, 2011 and October 31, 2011 was $28.0 million and $30.0 million, respectively.  The January 31, 2011 reaged portfolio data was adjusted to include $8.4 million for certain refinanced account balances not previously included. The total amount of customer receivables past due one day or greater was $161.0 million and $144.6 million as of January 31, 2011 and October 31, 2011, respectively. These amounts include the 60 days past due totals shown above.

(2)
In addition to the amounts included in Restructured Accounts, there are $13.6 million of accounts reaged four or more months, included in the Reaged balance above, that did not qualify as TDRs at October 31, 2011 because they were not reaged during the current fiscal year.

			Net Credit				Net Credit
	Average Balances		Charge-offs (3)		Average Balances		Charge-offs (3)
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	October 31,		October 31,		October 31,		October 31,
(Dollars in thousands)	2010	2011	2010	2011	2010	2011	2010	2011
Customer Accounts Receivable:
>= 575 credit score at origination	$465,342	$415,010	$5,399	$2,314	$459,895	$431,495	$14,827	$12,056
< 575 credit score at origination	229,985	138,771	5,283	1,628	244,925	156,605	14,296	9,637
Subtotal	$695,327	$553,781	$10,682	$3,942	$704,820	$588,100	$29,123	$21,693
Restructured Accounts:
>= 575 credit score at origination	-	26,730	-	787	-	18,585	-	2,012
< 575 credit score at origination	-	23,464	-	667	-	16,829	-	1,850
Subtotal	$-	$50,194	$-	$1,454	$-	$35,414	$-	$3,862
Total receivables managed	$695,327	$603,975	$10,682	$5,396	$704,820	$623,514	$29,123	$25,555

(3) Amounts represent total credit charge-offs, net of recoveries, on total customer receivables.

As of July 31, 2011, the Company changed its charge-off policy such that an account that is delinquent more than 209 days as of the end of each month is charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment is reversed and charged against the allowance for uncollectible interest. The change in policy had the impact of accelerating $4.4 million in principal charge-offs and $1.4 million in charge-offs of accrued interest in the current fiscal year, during the three month period ended July 31, 2011.

Following is the activity in the Company's balance in the allowance for doubtful accounts and uncollectible interest for customer receivables for the nine months ended October 31, 2011 and 2010:

	Nine Months Ended			Nine Months Ended
	October 31, 2010			October 31, 2011
	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$35,802	$-	$35,802	$34,637	$-	$34,637
Provision (a)	34,626	-	34,626	11,324	26,265	37,589
Principal charge-offs (b)	(30,825)	-	(30,825)	(24,071)	(4,286)	(28,357)
Interest charge-offs	(6,946)	-	(6,946)	(5,519)	(982)	(6,501)
Recoveries (b)	1,702	-	1,702	2,378	424	2,802
Allowance at end of period	$34,359	$-	$34,359	$18,749	$21,421	$40,170

(a)	Includes provision for uncollectible interest, which is included in Finance charges and other.
(b)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest), and recoveries include principal collections during the period shown of previously charged-off balances. These amounts represent net charge-offs.

5.    Accrual for Store Closures

During the nine month period ended October 31, 2011, the Company closed six of the seven underperforming retail locations that it had plans to close. The stores being closed did not perform at a level the Company expects for mature store locations. As a result of the closure of the four stores with unexpired leases, the Company recorded an accrual in the second quarter for the present value of remaining lease obligations and anticipated ancillary occupancy costs, net of estimated sublease income. The estimate is based on the Company’s best projection of the sublease rates it believes can be obtained for such properties and its best estimate of the marketing time it will take to find tenants to sublet such stores. Revisions to these projections in estimated buyout terms or sublease rates will be made to the obligation as further information related to the actual terms and costs become available. The following table presents detail of the activity in the accrual for store closures:

Accrual for Store Closures
Balance at July 31, 2011	$4,195
Cash payments	(319)
Change in estimate	(313)
Balance at October 31, 2011	$3,563

The change in estimate results from an adjustment due to decreases in the anticipated cash payments that will be required on sublet of one of the stores in the accrual, net of the accretion of the present value of the expected future rental payments. The cash payments include payments made for rent and related costs. Additionally, the Company estimates that it will incur additional store closing and lease exit costs of approximately $0.5 million in the next fiscal year in connection with the remaining store closure.

6.        Debt and Letters of Credit

The Company’s long-term debt consisted of the following at the period ended:
	January 31,	October 31,
(Dollars in thousands)	2011	2011
Asset-based revolving credit facility maturing in July 2015	$279,300	$302,000
Term loan (net of OID of $5,820)	94,180	-
Real estate loan	-	7,922
Other long-term debt	256	754
Total debt	373,736	310,676
Less current portion of debt	167	679
Long-term debt	$373,569	$309,997

On July 28, 2011, the Company completed an amendment and extension of its asset-based revolving credit facility, increasing the capacity from $375 million to $430 million and extending the maturity date from November 2013 to July 2015. On November 18, 2011, the Company obtained an increase in the total commitments under its asset-based revolving credit facility, increasing the capacity from $430 million to $450 million, with no change in maturity dates. The Company’s asset-based revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The credit facility bears interest at LIBOR plus a spread ranging from 350 basis points to 400 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. Additionally, the agreement contains cross-default provisions, such that, any default under another of the Company’s credit facilities would result in a default under this agreement, and any default under this agreement would result in a default under those agreements. The Company was in compliance with the covenants at October 31, 2011. The asset-based revolving credit facility restricts the amount of dividends the Company can pay and is secured by the assets of the Company not otherwise encumbered. The Company expects, based on current facts and circumstances that it will be in compliance with the above covenants for the next 12 months.

On July 28, 2011, the Company completed an $8.0 million real estate loan, collateralized by three of its owned store locations, that will mature in July 2016 and requires monthly principal payments based on a 15-year amortization schedule. The interest rate on the loan is the Prime rate plus 100 basis points, with a floor on the total rate of 6%. On October 31, 2011, this note was amended to a new floor rate of 5%.

On July 28, 2011 the Company completed the repayment of the $100 million term loan with proceeds from the new real estate loan and borrowings under its expanded revolving credit facility. The Company recorded a charge of approximately $11.1 million during the quarter including the prepayment premium of $4.8 million, write-off of the unamortized original issue discount of $5.4 million and term loan deferred financing costs of $0.9 million.

As of October 31, 2011, the Company had approximately $80.1 million under its asset-based revolving credit facility, net of standby letters of credit issued, immediately available for general corporate purposes. The Company also had $46.1 million that may become available under its asset-based revolving credit facility if it grows the balance of eligible customer receivables and its total eligible inventory balances.

The Company’s asset–based revolving credit facility provides it the ability to utilize letters of credit to secure its deductibles under the Company’s property and casualty insurance programs and risk reserves for certain of its third-party financing alternatives, among other acceptable uses. At October 31, 2011, the Company had outstanding letters of credit of $1.8 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $1.8 million as of October 31, 2011. In November, 2011 a $0.5 million of letter of credit was cancelled, bringing the maximum potential amount of future payments under these letter of credit facilities to $1.3 million.

The Company’s risk management activities primarily attempt to mitigate price risk related to fluctuations in interest payments on LIBOR based floating rate debt instruments through the use of financial derivative instruments. The Company’s risk management strategy involves capping floating interest rates through the use of a series of purchased swaps and/or purchased put option caps. These capping transactions seek to mitigate the impact of upward floating interest rates on future cash flows. These financial derivatives are designated as cash flow hedges. The Company’s risk management activities include the use of financial derivative instruments including, but not limited to, price swaps and options to seek protection from adverse price movements and to minimize potential increases to interest expenses. The Company enters into these financial derivative instruments directly with third parties in the over-the-counter market.

Cash Flow Hedging Activity

The Company uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in LIBOR rates. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in other comprehensive income (loss) (OCI) prior to settlement and are subsequently recognized in the consolidated statements of operations in Interest expense when the actual LIBOR based interest expenses impact earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in Interest expense. During the nine months ended October 31, 2011 and 2010, the Company did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The Company no longer held any interest rate swaps as of July 31, 2011, as the last of those instruments expired during that quarter. They were held for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of its variable-rate debt, based on changes in the benchmark one-month LIBOR interest rate. Changes in the cash flows of the interest rate swaps exactly offset the changes in cash flows (changes in base interest rate payments) attributable to fluctuations in the LIBOR interest rate.  During the nine months ended October 31, 2010, the Company recognized income of approximately $0.1 million as a component of other comprehensive income (loss) related to the interest rate swaps. During the nine months ended October 31, 2011, the Company reclassified approximately $0.1 million into current earnings as the swaps expired during the period.

During the quarter ended October 31, 2011 the Company entered into interest rate cap option transactions with notional amounts of $100 million. These cap options are held for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of its variable-rate debt, based on the benchmark one-month LIBOR interest rate exceeding 1.0%. These cap options have monthly caplets extending through August, 2014. Changes in the cash flows of the interest rate cap transactions primarily offset the changes in cash flows (changes in base interest rate payments) attributable to fluctuations in the LIBOR interest rate.  During the three and nine months ended October 31, 2011, the Company recognized a fair value loss of approximately $0.1 million as a component of other comprehensive income (loss) net of tax effect related to time value of the interest rate caps. During the three and nine months ended October 31, 2011, the Company reclassified a loss of approximately $19 thousand into current earnings as a portion of the caps expired during the period.

The fair value of the financial derivative instruments below is included within Accrued expenses and Fair value of interest rate caps on the consolidated balance sheets:
	Fair Value of Derivative Instruments

	Asset (Liability) Derivatives
	w/ Offset Recorded in OCI (net of tax impact)
	January 31, 2011		October 31, 2011
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as
hedging instruments on
Interest rate contracts	Accrued expenses	$(71)	Fair value of interest rate caps	$(181)

Total derivatives designated
as heding instruments		$(71)		$(181)

The Company had the following cash flow hedge activity included in OCI in the consolidated statements of stockholders’ equity:
						Location of	Amount of Gain or
						Gain or (Loss)	(Loss) Recognized
			Location of			Recognized in	in Income on
	Amount of Gain or		Gain or (Loss)	Amount of Gain or		Income on	Derivatives
	(Loss) Recognized		Reclassified	(Loss) Reclassified		Derivative	(Ineffective Portion
	in OCI on		from	from Accumulated		(Ineffective	and Amount Excluded
	Derivative		Accumulated	OCI into Income		Portion	from Effectiveness
Derivatives in	(Effective Portion)		OCI into	(Effective Portion)		and Amount	Testing)
Cash Flow	Three Months Ended		Income	Three Months Ended		Excluded from	Three Months Ended
Hedging	October 31,	October 31,	(Effective	October 31,	October 31,	Effectiveness	October 31,	October 31,
Relationships	2010	2011	Portion)	2010	2011	Testing)	2010	2011
Interest Rate			Interest income/			Interest income/
Hedging Swaps	$(36)	$-	(expense)	$(75)	$-	(expense)	$-	$-

Interest Rate			Interest income/			Interest income/
Hedging Options	$-	$(118)	(expense)	$-	$-	(expense)	$-	$-

Total	$(36)	$(118)		$(75)	$-		$-	$-

						Location of	Amount of Gain or
						Gain or (Loss)	(Loss) Recognized
			Location of			Recognized in	in Income on
	Amount of Gain or		Gain or (Loss)	Amount of Gain or		Income on	Derivatives
	(Loss) Recognized		Reclassified	(Loss) Reclassified		Derivative	(Ineffective Portion
	in OCI on		from	from Accumulated		(Ineffective	and Amount Excluded
	Derivative		Accumulated	OCI into Income		Portion	from Effectiveness
Derivatives in	(Effective Portion)		OCI into	(Effective Portion)		and Amount	Testing)
Cash Flow	Nine Months Ended		Income	Nine Months Ended		Excluded from	Nine Months Ended
Hedging	October 31,	October 31,	(Effective	October 31,	October 31,	Effectiveness	October 31,	October 31,
Relationships	2010	2011	Portion)	2010	2011	Testing)	2010	2011
Interest Rate			Interest income/			Interest income/
Hedging Swaps	$(98)	$-	(expense)	$(245)	$71	(expense)	$-	$-

Interest Rate			Interest income/			Interest income/
Hedging Options	$-	$(118)	(expense)	$-	$-	(expense)	$-	$-

Total	$(98)	$(118)		$(245)	$71		$-	$-

The Company expects to reclassify net losses of $0.2 million to earnings during the next 12 months.

During the nine months ended October 31, 2011 and 2010, the Company had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

In accordance with GAAP, the Company determines the fair value of its assets and liabilities subject to fair value measurement by using the highest possible “Level” as defined within the ASC 815 GAAP hierarchy. The three levels defined by the ASC 815 hierarchy are as follows:

●	Level 1 – Quoted prices available in active markets for identical assets or liabilities

●	Level 2 – Pricing inputs not quoted in active markets but either directly or indirectly observable

●	Level 3 – Significant inputs to pricing that have little or no transparency with inputs requiring significant management judgment or estimation.

The Company considers these over-the-counter derivative instruments entered into with third parties as Level 2 valuation since both the LIBOR pricing and valuations for these derivatives are obtained through third party sources within active markets which are both directly and indirectly observable. At January 31, 2011 and October 31, 2011, all derivative assets and liabilities qualified for classification as Level 2 as defined by the GAAP hierarchy. All financial derivates assets and liabilities were non-trading positions.

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

Repair Service Agreement Obligations. The Company sells repair service agreements that extend the period of covered warranty service on the products the Company sells. For certain of the repair service agreements sold, the Company is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The typical term for these agreements is between 12 and 48 months. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sale and recorded in revenues in the statement of operations over the life of the agreements. The agreements can be canceled at any time and any deferred revenue associated with canceled agreements is reversed at the time of cancellation. The amounts of repair service agreement revenue deferred at January 31, 2011, and October 31, 2011, were $6.5 million and $7.2 million, respectively, and are included in deferred revenue and allowances in the accompanying consolidated balance sheets.

The following table presents a reconciliation of the beginning and ending balances of the deferred revenue on the Company’s repair service agreements and the amount of claims paid under those agreements:

	Nine Months Ended
	October 31,
(Dollars in thousands)	2010	2011
Balance in deferred revenues at beginning of period	$7,268	$6,486
Revenues earned during the period	(5,289)	(4,383)
Revenues deferred on sales of new agreements	4,577	5,058
Balance in deferred revenues at end of period	$6,556	$7,161

Total claims incurred during the period, excludes selling expenses	$2,722	$2,067

8.    Segment Reporting

Financial information by segment is presented in the following tables for the three months and nine months ended October 31, 2010 and 2011:

	Three Months Ended October 31,			Three Months Ended October 31,
	2010			2011
(Dollars in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$125,817	$-	$125,817	$140,404		$140,404
Repair service agreement commissions (net) (a)	8,275	(2,211)	6,064	10,602	(4,989)	5,613
Service revenues	3,768	-	3,768	3,950	-	3,950
Total net sales	137,860	(2,211)	135,649	154,956	(4,989)	149,967
Finance charges and other	216	34,699	34,915	60	29,518	29,578
Total revenues	138,076	32,488	170,564	155,016	24,529	179,545
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	99,546	-	99,546	113,022	-	113,022
Cost of service parts sold, including warehousing and occupancy cost	1,642	-	1,642	1,647	-	1,647
Selling, general and administrative expense (b)(c)	40,148	15,140	55,288	45,721	13,902	59,623
Impairment of long-lived assets	-	-	-	688	-	688
Costs related to store closings	-	-	-	(313)	-	(313)
Provision for bad debts	271	10,542	10,813	135	19,187	19,322
Total cost and expenses	141,607	25,682	167,289	160,900	33,089	193,989
Operating income (loss)	(3,531)	6,806	3,275	(5,884)	(8,560)	(14,444)
Interest expense, net (d)	-	7,722	7,722	-	3,919	3,919
Costs related to financing transactions not completed	-	2,896	2,896	-	-	-
Other income, net	(16)	-	(16)	(5)	-	(5)
Income (loss) before income taxes	$(3,515)	$(3,812)	$(7,327)	$(5,879)	$(12,479)	$(18,358)

	Nine Months Ended October 31,			Nine Months Ended October 31,
	2010			2011
(Dollars in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$439,492	$-	$439,492	$422,914	$-	$422,914
Repair service agreement commissions (net) (a)	28,616	(6,123)	22,493	29,449	(7,726)	21,723
Service revenues	12,709	-	12,709	11,650	-	11,650
Total net sales	480,817	(6,123)	474,694	464,013	(7,726)	456,287
Finance charges and other	681	106,038	106,719	678	97,403	98,081
Total revenues	481,498	99,915	581,413	464,691	89,677	554,368
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	343,979	-	343,979	328,133	-	328,133
Cost of service parts sold, including warehousing and occupancy cost	6,134	-	6,134	4,973	-	4,973
Selling, general and administrative expense (b)(c)	126,689	47,900	174,589	128,653	43,409	172,062
Impairment of long-lived assets	-	-	-	688	-	688
Costs related to store closings	-	-	-	3,345	-	3,345
Provision for bad debts	668	28,118	28,786	469	31,383	31,852
Total cost and expenses	477,470	76,018	553,488	466,261	74,792	541,053
Operating income (loss)	4,028	23,897	27,925	(1,570)	14,885	13,315
Interest expense, net (d)	-	20,234	20,234	-	18,479	18,479
Costs related to financing transactions not completed	-	2,896	2,896	-	-	-
Loss from early extinguishment of debt	-	-	-	-	11,056	11,056
Other expense, net	167	-	167	81	-	81
Income (loss) before income taxes	$3,861	$767	$4,628	$(1,651)	$(14,650)	$(16,301)

Total Assets	215,485	653,546	869,031	194,801	592,251	787,052

(a) – Retail repair service agreement commissions exclude repair service agreement cancellations that are the result of customer credit account charge-offs. These amounts are reflected in repair service agreement commissions for the credit segment. The allocation of the cancellations was adjusted in the prior period presentation to conform to the current period’s presentation, which is consistent with the basis that management uses internally to allocate those items. The period ended October 31, 2011 was negatively impacted approximately $2.2 million by the adoption of accounting guidance related to TDRs which resulted in additional reserves for repair service agreement commissions.

(b) – Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $5.0 million and $5.7 million for the nine months ended October 31, 2010 and 2011, respectively. The amount of overhead allocated to each segment was approximately $1.6 million and $1.7 million for the three months ended October 31, 2010 and 2011, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $13.2 million and $11.6 million for the nine months ended October 31, 2010 and 2011, respectively and approximately $4.4 million and $3.8 million for the three months ended October 31, 2010 and 2011, respectively.

(c) - Selling, general and administrative expenses of the retail segment include depreciation expense of approximately $9.5 million and $7.7 million for the nine months ended October, 31, 2010 and 2011, and approximately $3.0 million and $2.4 million for the three months ended October 31, 2010 and 2011,  respectively. Selling, general and administrative expenses of the credit segment include depreciation expense of approximately $0.3 million and $0.4 million for the nine months ended October 31, 2010 and 2011, respectively and approximately $0.1 million for each of the three months ended October 31, 2010 and 2011.

(d) – Interest expense, net, of the credit segment includes amortization expense related to debt issuance costs of approximately $2.8 million and $2.0 million for the nine months ended October 31, 2010 and 2011, respectively and approximately $0.9 million and $0.6 million for the three months ended October 31, 2010 and 2011, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. We sometimes use words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to us, our management and our industry, to identify forward-looking statements.  Forward-looking statements relate to our expectations, beliefs, plans, strategies, prospects, future performance, anticipated trends and other future events.  We have based our forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially.  Some of the risks, uncertainties and assumptions about us that may cause actual results to differ from these forward-looking statements include, but are not limited to:

●	The success of our growth strategy and plans regarding opening new stores and entering adjacent and new markets, including our plans to continue expanding into existing markets;
●	Our intention to update, relocate or expand existing stores;
●	The effect of closing or reducing the hours of operating of existing stores;
●	Our ability to obtain capital for required capital expenditures and costs related to the opening of new stores or to update, relocate or expand existing stores;
●	Our ability to open and profitably operate new stores in existing, adjacent and new geographic markets;
●	Our ability to introduce additional product categories;
●
Technological and market developments, growth trends and projected sales in the home appliance and consumer electronics industry, including, with respect to digital products like Blu-ray players, HDTV, LED and 3-D televisions, tablets, home networking devices and other new products, and our ability to capitalize on such growth;

●	The potential for price erosion or lower unit sales points that could result in declines in revenues;
●	Our relationships with key suppliers and their ability to provide products at competitive prices and support sales of their products through their rebate and discount programs;
●	The potential for deterioration in the delinquency status of our credit portfolio or higher than historical net charge-offs in the portfolio that could adversely impact earnings;
●	Our inability to continue to offer existing customer financing programs or make new programs available that allow consumers to purchase products at levels that can support our growth;
●	Our ability to renew or replace our existing borrowing facilities on or before the maturity dates of the facilities;
●
Our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our asset-based revolving credit facility, and proceeds from securitizations or accessing other debt or equity markets;

●	Our ability to obtain additional funding for the purpose of funding the customer receivables we generate;
●	Our ability to profitably expand our credit operations;
●
Our ability to maintain compliance with debt covenant requirements, including taking the actions necessary to maintain compliance with the covenants, such as obtaining amendments to the borrowing facilities that modify the covenant requirements, which could result in higher borrowing costs;

●	Our ability to obtain capital to fund expansion of our credit portfolio;
●
Reduced availability under our asset-based revolving credit facility as a result of borrowing base requirements and the impact on the borrowing base calculation of changes in the performance or eligibility of the customer receivables financed by that facility;

●	The ability of the financial institutions providing lending facilities to us to fund their commitments;
●	The effect of any downgrades by rating agencies of our lenders on borrowing costs;

●	The effect on our borrowing cost of changes in laws and regulations affecting the providers of debt financing;
●	The cost or terms of any amended, renewed or replacement credit facilities;
●	The effect of rising interest rates or borrowing spreads that could increase our cost of borrowing;
●	Changes in our collection practices and policies;
●	General economic conditions in the regions in which we operate;
●	Both the short-term and long-term impact of adverse weather conditions (e.g. hurricanes) that could result in volatility in our revenues and increased expenses and casualty losses;
●	The outcome of litigation or government investigations affecting our business;
●
The potential to incur expenses and non-cash write-offs related to decisions to close store locations and settling our remaining lease obligations and our initial investment in fixed assets and related store costs;

●	The effect of rising interest rates or other economic conditions that could impair our customers’ ability to make payments on outstanding credit accounts;
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

●	The laws and regulations and interest, premium and commission rates allowed by regulators on our credit, credit insurance and repair service agreements in the states into which we may expand;
●	The adequacy of our distribution and information systems and management experience to support our expansion plans;
●	The accuracy of our expectations regarding competition and our competitive advantages;
●	The potential for market share erosion that could result in reduced revenues;
●	The accuracy of our expectations regarding the similarity or dissimilarity of our existing markets as compared to new markets we enter;
●	The use of third-parties to complete certain of our distribution, delivery and home repair services; and
●	Changes in our stock price or the number of shares we have outstanding;

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

We are a specialty retailer with 70 retail locations in Texas, Louisiana and Oklahoma, that sells home appliances, including refrigerators, freezers, washers, dryers, dishwashers and ranges, a variety of consumer electronics, including LCD, LED, 3-D, plasma and DLP televisions, camcorders, digital cameras, Blu-ray and DVD players, video game equipment, MP3 players and home theater products, lawn and garden products, mattresses and furniture. We also sell home office equipment, including computers, notebooks, tablets and computer accessories and continue to introduce additional product categories for the home and consumer entertainment to help increase same store sales and to respond to our customers' product needs. We require our sales associates to be knowledgeable of all of our products.

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

Unlike many of our competitors, we provide flexible in-house credit options for our customers. In the last three years, we financed, on average, approximately 60% of our retail sales through our internal credit programs. In addition to our own credit programs, we use third-party financing programs to provide a portion of the non-interest bearing financing for purchases made by our customers and to provide our customers a rent-to-own payment option. The financing programs we offer to our customers include interest-bearing installment, revolving charge, and promotional credit programs that provide for “same as cash” or deferred interest interest-free periods of varying terms, generally three, nine, 12, 18, 24, 36 and 48 months, and require monthly payments beginning in the month after the sale.

The following tables present, for comparison purposes, information about our credit portfolios (dollars in thousands, except average outstanding customer balance).

	Nine Months Ended
	October 31,
(Dollars in Thousands)	2010	2011
Total outstanding balance (period end)	$676,994	$605,650
Percent of total outstanding balances represented by balances over 36 months old (period end) (1)	3.0%	2.8%
Percent of total outstanding balances represented by balances over 48 months old (period end) (1)	0.8%	0.6%
Average outstanding customer balance	$1,299	$1,281
Number of active accounts (period end)	521,316	472,791
Account balances 60+ days past due (period end) (2)	$64,934	$47,653
Percent of balances 60+ days past due to total outstanding balance (period end)	9.6%	7.9%
Percent of balances 60-209 days past due to total outstanding balance (period end)	8.1%	7.9%
Total account balances reaged (period end) (2)	$133,281	$97,149
Percent of reaged balances to total outstanding balance (period end)	19.7%	16.0%
Account balances reaged more than six months (period end)	$58,198	$44,926
Weighted average credit score of outstanding balances	590	602
Total applications processed	558,437	515,326
Percent of retail sales financed	59.1%	54.3%
Weighted average origination credit score of sales financed	627	623
Total applications approved	57.8%	57.3%
Average down payment	5.2%	6.1%
Average total outstanding balance	$704,822	$623,514
Bad debt charge-offs (net of recoveries) (5)	$29,123	$25,555
Percent of bad debt charge-offs (net of recoveries) to average outstanding balance, annualized (5)	5.5%	5.5%
Estimated percent of reage balances collected (3)	83.6%	78.8%
Percent of total outstanding balance represented by promotional receivables	13.6%	11.2%
Payment rate (4)	5.10%	5.39%
Percent of retail sales paid for by third-party financing	8.4%	11.5%
Percent of retail sales paid for by third-party rent-to-own options	1.0%	3.9%

(1)	Includes installment accounts only. Balances included in over 48 month totals are also included in balances over 36 months’ old totals.
(2)
Accounts that become delinquent after being reaged are included in both the delinquency and reaged amounts. Reaged portfolio data was adjusted to include certain refinanced account balances not previously included.

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
(5)
On July 31, 2011, we revised our charge-off policy to require an account that is delinquent more than 209 days at month end to be charged-off. The change in policy had the impact of accelerating approximately $4.4 million in net charge-offs which were charged against previously provided bad debt reserves. This negatively impacted the net charge-off rate in the current year period by approximately 90 basis points.

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

Executive Overview

This narrative is intended to provide an executive level overview of our operations for the three and nine months ended October 31, 2011.  A detailed explanation of the changes in our operations for these periods as compared to the prior year periods is included under Results of Operations. The following is a summary of some of the specific items impacting our retail and credit segments:

Retail Segment Review

●
For the three months ending October 31, 2011, total revenues increased 12.3% on a same store sales increase of 18.9%, excluding the four stores that have been closed, one store in the process of being closed and two stores with leases that expired in the current fiscal year. The increase in same store sales was driven by increases in furniture and mattresses, home appliances and consumer electronics sales. Repair service agreement commissions increased on the higher product sales volume and a higher sales penetration on repair service agreements during the current year period. Total revenues for the nine months ended October 31, 2011 decreased 3.5% on a same store sales decrease of 0.7% primarily due to a 3.8% overall drop in Product sales;

●
The segment’s retail margin (includes gross profit from both product and repair service agreement sales) for the three month period decreased to 25.2% as compared to the year ago period. The impact of an adjustment to the inventory reserve, which increased cost of goods sold by $4.7 million, decreased retail gross margin by 300 basis points. The Company achieved expanded gross margins in the furniture and mattresses and home office categories and saw a shift in the product sales mix to higher-margin furniture and mattress sales. Retail margin for the nine months period increased from 26.5% in the year ago period to 27.5%; and

●
Selling, general and administrative (SG&A) expense increased by $5.6 million, and increased 40 basis points as a percent of segment revenues to 29.5% for the three months ended October 31, 2011 as compared to October 31, 2010. The total expense increase was driven by increased compensation and related expenses and increased advertising expense which were partially offset by decreased depreciation and occupancy expenses. We increased our investments in advertising and sales staffing, in support of our growth initiatives, to drive sales growth during the third and fourth quarter of the current fiscal year and on an ongoing basis. SG&A for the nine months ended October 31, 2011 increased by $2.0 million and increased as a percent of segment revenues to 27.7% from 26.3%, primarily due to the same reasons mentioned for the three month period.

Credit Segment Review

●
Total revenues for the three months ending October 31, 2011 declined by $8.0 million, as compared to the prior year, as the declining customer accounts receivable balance resulted in lower interest income and fee revenues and the adoption of Troubled Debt Restructuring (TDR) accounting guidance and increase in non-TDR account bad debt reserves also reduced revenues due to increased reserves for uncollectible interest and repair service agreement and credit insurance commissions. As a result of the improved payment rate by our credit customers on their accounts and lower percent of sales financed under our credit programs, the average customer accounts receivable balance has fallen 13.1%, from $695.3 million during quarter ended October 31, 2010, to $604.0 million during the quarter ended October 31, 2011. Total revenues for the nine months ended October 31, 2011 declined by $10.2 million or 10.2% as the year to date average outstanding customer accounts receivable balance decreased from $704.8 million to $623.5 million or 11.5%;

●
SG&A expense for the credit segment fell $1.3 million, primarily due to reduced compensation and related expense. Continued improvement in the delinquency performance of the portfolio has allowed us to reduce the cost of servicing the portfolio, as the balance 60-209 days delinquent has fallen from $53.7 million at October 31, 2010, to $47.7 million at October 31, 2011. Credit segment SG&A expense as a percent of revenues was 56.7% for the three months ended October 31, 2011 and 46.6% in the prior year. The increase in SG&A expense as a percent of revenues is due largely to the revenue reduction resulting from the adoption of accounting guidance for TDRs during the quarter ended October 31, 2011 which increased reserves for uncollectible interest and repair service agreement and credit insurance commissions. For the nine month period SG&A expense for the credit segment declined $4.5 million and remained relatively flat as a percent of segment revenues from 47.9% in the prior year period to 48.4% in the current year;

●
While we experienced continued improvement in our credit portfolio performance (specifically, the trends in the delinquency rate, payment rate and percent of the portfolio reaged), the Provision for bad debts increased by $8.6 million during the three months ended October 31, 2011, from $10.5 million in the prior year. The increase is due to the impact of the adoption of new accounting guidance for TDR within the fiscal quarter ended October 31, 2011 and an increase in our non-TDR account bad debt reserves. Additionally, during the third quarter we changed our reaging policy to limit the cumulative number of months an account can be reaged to 12 months. These policy changes have the effect of accelerating charge-offs of reaged accounts and thus drove the increase in bad debt reserves. The provision for bad debts for the nine months ended October 31, 2011 increased by $3.3 million as compared to the prior year period primarily due to the impact of the adoption of accounting guidance for TDRs;

●
Net interest expense decreased in the three months ended October 31, 2011 by $3.8 million over the prior year primarily due to the effect of a lower overall debt balance outstanding and the prior period payoff of the higher cost securitization borrowings. Net interest expense for the nine months ended October 31, 2011 decreased by $1.8 million.

Operational changes and outlook

We have implemented, continued to focus on, or modified operating initiatives that we believe will positively impact future results, including:

●
Reviewing our existing store locations to ensure the customer demographics and retail sales opportunity are sufficient to achieve our store performance expectations, and selectively closing or relocating stores to achieve those goals;

●	Evaluating store opening plans for future years. We have begun the planning and preparation to open five to seven new locations during fiscal year 2013, all of which are expected to be in new markets;

●
Augmenting our credit offerings through the use of third-party consumer credit providers to provide flexible financing options to meet the varying needs of our customers, while focusing the use of our credit program to offer credit to customers where third-party programs are not available; and

●
Limiting the number of months an account can be reaged and reducing the period of time a delinquent account can remain outstanding before it is charged off. Additionally, we are utilizing shorter contract terms for higher-risk products and smaller-balances originated to continue to increase the payment rate and improve credit quality. We have increased credit lines to higher credit scored customers to allow them to purchase additional products given our furniture and mattress offerings expansion. In total, these changes are expected to continue to improve the performance of our portfolio and increase the cost-effectiveness of our collections operation.

●
We have closed four of the five underperforming retail locations that we planned or have plans to close and allowed the lease to expire on two other locations that did not perform at the level we expect for mature store locations. After the remaining store closures that were previously announced, we will have a total of 69 retail stores. The store closings in the second quarter were all in Texas, with one being located in the Austin market and two in the Dallas market. We closed one store in the Austin market and one store in the San Antonio market when their leases expired during the current fiscal year. The remaining store to be closed is in the Dallas market. Based on our intention to close another store and in conjunction with our review of long-lived assets for potential impairment, we determined that it was appropriate to record an impairment charge of approximately $0.7 million in the third quarter related to the long-lived assets at the store being considered for closure.

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

Application of Critical Accounting Policies

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. We could reasonably use different accounting estimates and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as critical accounting estimates. We believe that the critical accounting estimates discussed below are among those most important to an understanding of our consolidated financial statements.

Customer accounts receivable.

Customer accounts receivable are originated at the time of sale and delivery of the various products and services we offer. We include the amount of principal and accrued interest on those receivables that are expected to be collected within the next twelve months, based on contractual terms, in current assets on our consolidated balance sheet. Those amounts expected to be collected after twelve months, based on contractual terms, are included in long-term assets. Typically, a receivable is considered delinquent if a payment has not been received on the scheduled due date. Additionally, we offer reage programs to customers with past due balances that have experienced a financial hardship, if they meet the conditions of our reage policy. Reaging a customer’s account can result in updating it from a delinquent status to a current status. Effective July 31, 2011, we changed our charge-off policy so that an account that is delinquent more than 209 days at each month end is charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment is reversed and charged to the allowance for uncollectible interest. We have a secured interest in the merchandise financed by these receivables and therefore have the opportunity to recover a portion of any charged-off amount. As part of our customer retention and expansion efforts, we may modify loans for certain borrowers. As part of our efforts in mitigating losses on our accounts receivable within our credit portfolio, we may make loan modifications to a borrower experiencing financial difficulty that are intended to minimize our economic impact and avoid the need for repossession of collateral. We may extend the loan term on or reage an account for a period not to exceed 12 months. These modifications may result in receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than originally provided under the terms of the loan. Loan modifications in which an economic concession has been granted to a borrower experiencing financial difficulty are accounted for and reported as TDRs. In the quarter ended October 31, 2011, we adopted new accounting guidance that provides clarification on whether a debtor is experiencing financial difficulties and whether a concession has been granted to the debtor for purposes of determining if a loan modification constitutes a TDR. The adoption applies retrospectively to our loan restructurings after January 31, 2011. The Company defines TDR accounts that originated in the current fiscal year as accounts that have been reaged in excess of three months or refinanced. For accounts originating in prior fiscal years, the accounts must receive additional reaging during this fiscal year and is considered TDR if the cumulative reaging exceeds three months.

Interest income on customer accounts receivable.

Interest income is accrued using the interest method for installment contracts, and the simple interest method for revolving charge accounts, and is reflected in Finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. We typically only place accounts in non-accrual status when legally required to do so. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. Interest income is recognized on our interest-free promotional accounts based on our historical experience related to customers who fail to satisfy the requirements of the interest-free programs. Additionally, for sales on deferred interest and “same as cash” programs that exceed one year in duration, we discount the sales to their present value, resulting in a reduction in sales and receivables, and amortize the discount amount in to Finance charges and other over the term of the program.

Allowance for doubtful accounts.

We record an allowance for doubtful accounts, including estimated uncollectible interest, for our Customer and Other accounts receivable, based on our historical cash collection and net loss experience and expectations for future cash collections and losses. In addition to pre-charge-off cash collections and charge-off information, estimates of post-charge-off recoveries, including cash payments, amounts realized from the repossession of the products financed and, at times, payments received under credit insurance policies are also considered. We determine reserves for those accounts that are TDRs based on the discounted present value of cash flows expected to be collected over the life of those accounts. The excess of the carrying amount over the discounted cash flow amount is recorded as a reserve for loss on those accounts. We estimate our allowance for bad debts by evaluating the credit portfolio based on number of months reaged. We monitor the aging of its past due accounts closely and focus our collection efforts on preventing accounts from becoming 60 days past due or greater, which is a leading indicator of potential charge-off. As of July 31, 2011, we changed our charge-off policy such that an account that is delinquent more than 209 days as of the end of each month is charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment is reversed and charged against the allowance for uncollectible interest. Prior to July 31, 2011, we charged off all accounts that were delinquent more than 120 days and for which no payment had been received in the past seven months. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $34.1 million and $40.2 million, at October 31, 2010, and 2011, respectively. The adoption of the TDR guidance in the quarter ended October 31, 2011 resulted in determining the balance of accounts considered to be TDRs of $51.9 million. The amount included in the allowance for doubtful accounts associated with principal and interest on these loans was $21.4 million as of October 31, 2011. Additionally, another $6.1 million was reserved for repair service agreement and credit insurance cancellations on these TDRs, bringing the total amount reserved against TDR accounts at October 31, 2011 to $27.5 million. TDR accounts are segregated from the credit score stratification for reporting and measurement purposes. As a result of our practice of reaging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off could be impacted. If these accounts had been charged-off sooner the historical net loss rates might have been higher. During the quarter ended July 31, 2011, we implemented a new policy which limits the number of months that an account can be reaged to a maximum of 18 months which was further limited to a maximum of 12 months during the quarter ended October 31, 2011. If the loss rate used to calculate the allowance for doubtful accounts on non-TDR loan principal and interest reserves was increased by 10% at October 31, 2011, we would have increased our Provision for bad debts by approximately $1.9 million for fiscal 2012. The impact of a 10% unfavorable change in the net present value calculation on TDR accounts would increase our Provision for bad debts by approximately $2.2 million as of October 31, 2011.

Revenue recognition.

Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell repair service agreements and credit insurance contracts on behalf of unrelated third-parties. For contracts where the third-parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell repair service renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is recognized ratably, on a straight-line basis, over the term of the repair service agreement. These repair service agreements are renewal contracts that provide our customers protection against product repair costs arising after the expiration of the manufacturer’s warranty and the third-party obligor contracts. Additionally, the Company sells repair service agreements on its furniture products at the point of sale for which it is the obligor at the time of the sale. All of these agreements typically have terms ranging from 12 to 48 months. These agreements are separate units of accounting and are valued based on the agreed upon retail selling price. The amounts of repair service agreement revenues deferred at January 31, 2011 and October 31, 2011 were $6.5 million and $7.2 million, respectively, and are included in Deferred revenues and allowances in the accompanying consolidated balance sheets.

Vendor allowances.

We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, training and promotion programs which are recorded on the accrual basis as a reduction to the related product cost, cost of goods sold, compensation expense or advertising expense, according to the nature of the program. We accrue rebates based on the satisfaction of terms of the program and sales of qualifying products even though funds may not be received until the end of a quarter or year. If the programs are related to product purchases, the allowances, credits or payments are recorded as a reduction of product cost; if the programs are related to product sales, the allowances, credits or payments are recorded as a reduction of cost of goods sold; if the programs are directly related to direct and incremental promotion, marketing or compensation expense paid related to the product, the allowances, credits, or payments are recorded as a reduction of the applicable expense in the period in which the expense is incurred.

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

Results of Operations

The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2011	2010	2011
Revenues
Product sales	73.7%	78.2%	75.6%	76.3%
Repair service agreement commissions (net)	3.6	3.1	3.8	3.9
Service revenues	2.2	2.2	2.2	2.1
Total net sales	79.5	83.5	81.6	82.3
Finance charges and other	20.5	16.5	18.4	17.7
Total revenues	100.0	100.0	100.0	100.0
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	58.4	62.9	59.2	59.2
Cost of service parts sold, including warehousing and occupancy cost	1.0	0.9	1.0	0.9
Selling, general and administrative expense	32.4	33.2	30.0	31.0
Costs related to store closings	0.0	(0.2)	0.0	0.1
Impairment of long lived assets	0.0	0.4	0.0	0.6
Provision for bad debts	6.3	10.8	5.0	5.8
Total cost and expenses	98.1	108.0	95.2	97.6
Operating income (loss)	1.9	(8.0)	4.8	2.4
Interest expense, net	4.5	2.2	3.5	3.3
Cost of financing transactions not completed	1.7	0.0	0.0	0.0
Loss from early extinguishment of debt	0.0	0.0	0.5	2.0
Other expense, net	0.0	0.0	0.0	0.0
Income (loss) before income taxes	(4.3)	(10.2)	0.8	(2.9)
Provision (benefit) for income taxes	(1.5)	(3.1)	0.4	(0.9)
Net Income (Loss)	(2.8)%	(7.1)%	0.4%	(2.0)%

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

Analysis of consolidated statements of operations

	Three Months Ended				Nine Months Ended
Total	October 31,		2011 vs. 2010		October 31,		2011 vs. 2010
(Dollars in thousands)	2010	2011	Amount	%	2010	2011	Amount	%
Revenues
Product sales	$125,817	$140,404	$14,587	11.6%	$439,492	$422,914	$(16,578)	(3.8%)
Repair service agreement commissions (net)	6,064	5,613	(451)	(7.4%)	22,493	21,723	(770)	(3.4%)
Service revenues	3,768	3,950	182	4.8%	12,709	11,650	(1,059)	(8.3%)
Total net sales	135,649	149,967	14,318	10.6%	474,694	456,287	(18,407)	(3.9%)
Finance charges and other	34,915	29,578	(5,337)	(15.3%)	106,719	98,081	(8,638)	(8.1%)
Total revenues	170,564	179,545	8,981	5.3%	581,413	554,368	(27,045)	(4.7%)
Cost and expenses
Cost of goods and parts sold	101,188	114,669	13,481	13.3%	350,113	333,106	(17,007)	(4.9%)
Selling, general and administrative expense	55,288	59,623	4,335	7.8%	174,589	172,062	(2,527)	(1.4%)
Costs related to store closings	-	(313)	(313)	0.0%	-	688	688	0.0%
Impairment of long-lived assets	-	688	688	0.0%	-	3,345	3,345	0.0%
Provision for bad debts	10,813	19,322	8,509	78.7%	28,786	31,852	3,066	10.7%
Total cost and expenses	167,289	193,989	26,700	16.0%	553,488	541,053	(12,435)	(2.2%)
Operating income (loss)	3,275	(14,444)	(17,719)	(541.0%)	27,925	13,315	(14,610)	(52.3%)
Interest expense, net	7,722	3,919	(3,803)	(49.2%)	20,234	18,479	(1,755)	(8.7%)
Costs related to financing transactions not completed	2,896	-	(2,896)	(100.0%)	2,896	-	(2,896)	(100.0%)
Loss from early extinguishment of debt	-	-	-	0.0%	-	11,056	11,056	0.0%
Other (income) expense, net	(16)	(5)	11	(70.6%)	167	81	(86)	(51.5%)
Income (loss) before income taxes	(7,327)	(18,358)	(11,031)	190.1%	4,628	(16,301)	(23,825)	(514.8%)
Provision (benefit) for income taxes	(2,547)	(5,635)	(3,088)	121.3%	2,123	(4,877)	(7,000)	(329.7%)
Net Income (Loss)	$(4,780)	$(12,723)	$(7,943)	166.2%	$2,505	$(11,424)	$(13,929)	(556.0%)

	Three Months Ended.				Nine Months Ended
Retail Segment	October 31,		2011 vs. 2010		October 31,		2011 vs. 2010
(Dollars in thousands)	2010	2011	Amount	%	2010	2011	Amount	%
Revenues
Product sales	$125,817	$140,404	$14,587	11.6%	$439,492	$422,914	$(16,578)	(3.8%)
Repair service agreement commissions (net)	8,275	10,602	2,327	28.1%	28,616	29,449	833	2.9%
Service revenues	3,768	3,950	182	4.8%	12,709	11,650	(1,059)	(8.3%)
Total net sales	137,860	154,956	17,096	12.4%	480,817	464,013	(16,804)	(3.5%)
Finance charges and other	216	60	(156)	(72.2%)	681	678	(3)	(0.4%)
Total revenues	138,076	155,016	16,940	12.3%	481,498	464,691	(16,807)	(3.5%)
Cost and expenses
Cost of goods and parts sold	101,188	114,669	13,481	13.3%	350,113	333,106	(17,007)	(4.9%)
Selling, general and administrative expense	40,148	45,721	5,573	13.9%	126,689	128,653	1,964	1.6%
Costs related to store closings	-	(313)	(313)	0.0%	-	688	688	0.0%
Impairment of long-lived assets	-	688	688	0.0%	-	3,345	3,345	0.0%
Provision for bad debts	271	135	(136)	(50.2%)	668	469	(199)	(29.8%)
Total cost and expenses	141,607	160,900	19,293	13.6%	477,470	466,261	(11,209)	(2.3%)
Operating income (loss)	(3,531)	(5,884)	(2,353)	66.6%	4,028	(1,570)	(5,598)	(139.0%)
Other expense (income), net	(16)	(5)	11	(68.8%)	167	81	(86)	(51.5%)
Income (loss) before income taxes	$(3,515)	$(5,879)	$(2,364)	67.3%	$3,861	$(1,651)	$(5,512)	(142.8%)

	Three Months Ended				Nine Months Ended
Credit	October 31,		2011 vs. 2010		October 31,		2011 vs. 2010
(Dollars in thousands)	2010	2011	Amount	%	2010	2011	Amount	%
Revenues
Product sales	$-	$-	$-	0.0%	$-	$-	$-	0.0%
Repair service agreement commissions (net) (a)	(2,211)	(4,989)	(2,778)	125.6%	(6,123)	(7,726)	(1,603)	26.2%
Service revenues	-	-	-	0.0%	-	-	-	0.0%
Total net sales	(2,211)	(4,989)	(2,778)	125.6%	(6,123)	(7,726)	(1,603)	26.2%
Finance charges and other	34,699	29,518	(5,181)	(14.9%)	106,038	97,403	(8,635)	(8.1%)
Total revenues	32,488	24,529	(7,959)	(24.5%)	99,915	89,677	(10,238)	(10.2%)
Cost and expenses				0.0%				0.0%
Cost of goods and parts sold	-	-	-	0.0%	-	-	-	0.0%
Selling, general and administrative expense (b)	15,140	13,902	(1,238)	(8.2%)	47,900	43,409	(4,491)	(9.4%)
Provision for bad debts	10,542	19,187	8,645	82.0%	28,118	31,383	3,265	11.6%
Total cost and expenses	25,682	33,089	7,407	28.8%	76,018	74,792	(1,226)	(1.6%)
Operating income (loss)	6,806	(8,560)	(15,366)	(225.8%)	23,897	14,885	(9,012)	(37.7%)
Interest expense, net	7,722	3,919	(3,803)	(49.2%)	20,234	18,479	(1,755)	(8.7%)
Costs related to financing transactions not completed	2,896	-	(2,896)	(100.0%)	2,896	-	(2,896)	(100.0%)
Loss from early extinguishment of debt	-	-	-	0.0%	-	11,056	11,056	0.0%
Other expense, net	-	-	-	0.0%	-	-	-	0.0%
Income (loss) before income taxes	$(3,812)	$(12,479)	$(8,667)	227%	$767	$(14,650)	$(15,417)	(2,010.0%)

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

(b) – Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $5.0 million and $5.7 million for the nine months ended October 31, 2010 and 2011, respectively. The amount of overhead allocated to each segment was approximately $1.6 million and $1.7 million for the three months ended October 31, 2010 and 2011, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $13.2 million and $11.6 million for the nine months ended October 31, 2010 and 2011, respectively and approximately $4.4 million and $3.8 million for the three months ended October 31, 2010 and 2011, respectively.

Three Months Ended October 31, 2011 Compared to Three Months Ended October 31, 2010

	Three Months Ended
	October 31,		Change
(Dollars in millions)	2010	2011	$	%
Net sales	$135.7	$150.0	14.3	10.5
Finance charges and other	34.9	29.6	(5.3)	(15.2)
Total Revenues	$170.6	$179.6	9.0	5.3

The $14.3 million increase in net sales consists of the following:

●	A same store sales increase of 18.9%;

●	A $5.2 million net decrease generated by the five stores we have closed or have plans to close and the two stores with leases that expired in the first nine months of the current fiscal year; and

●	A $0.2 million increase in service revenues.

The following table presents the makeup of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

	Three Months ended October 31,						Same Store
(Dollars in millions)	2010	% of Total	2011	% of Total	Change	% Change	% Change

Consumer electronics	$47.7	35.2%	$49.1	32.7%	$1.4	2.9%	8.6%
Home appliances	42.3	31.2	47.0	31.3	4.7	11.1%	16.5%
Furniture and mattresses	16.4	12.1	26.0	17.3	9.6	58.5%	68.9%
Home office	13.4	9.9	12.9	8.6	(0.5)	(3.7%)	(1.9%)
Other	6.0	4.4	5.4	3.6	(0.6)	(10.0%)	(2.5%)
Total product sales	125.8	92.8	140.4	93.5	14.6	11.6%	17.3%

Repair service agreement commissions - Retail segment	8.3	6.1	10.6	7.1	2.3	27.7%	32.0%
Repair service agreement commissions - Credit segment	(2.2)	(1.6)	(5.0)	(3.3)	(2.8)	127.3%
Service revenues	3.8	2.7	4.0	2.7	0.2	5.3%
Total net sales	$135.7	100.0%	$150.0	100.0%	$14.3	10.5%	18.9%

The following is a summary of some of the key items impacting net sales during the quarter, as compared to the same quarter in the prior fiscal year:

●
Consumer electronics category sales increased primarily as a result of a 1.9% increase in the unit sales of televisions, as the average selling price increased 3.0%. Also, contributing to the increase was an increase in home theater sales, partially offset by declines in camcorder, GPS devices and gaming hardware sales;

●
Home appliance category sales increased during the quarter on a 3.1% increase in unit sales and an average selling price increase of 9.0%. Laundry sales were up 14.4%, refrigeration sales were up 20.1%, room air conditioning sales were up 7.0% and cooking sales were down 2.7%;

●
The growth in furniture and mattress sales was driven by enhanced displays and product selection, and increased promotional activity, resulting in a 40.9% increase in unit sales of furniture and mattresses, combined with a 14.0% increase in the average selling price;

●
Home office sales declined primarily as a result of a 20.1% drop in the unit sales of laptop and desktop computers and netbooks, as the average selling prices of those products increased by 6.0%. This decline was partially offset by sales from the introduction of tablets. Additionally, though home office sales were down for the quarter, the Company saw growth in the category during the month of October. While home office sales declined, the Company drove an increase in the amount of gross profit generated by this category;

●	Retail repair service agreement commissions increased more than product sales on higher sales penetration as a percent of product sales, as compared to the prior year period; and
●	Credit repair service agreement charges increased due primarily to the impact of adopting the accounting guidance for TDR accounts which increased reserves for repair service agreement commissions.

	Three Months Ended
	October 31,		Change
(Dollars in millions)	2010	2011	$	%
Interest income and fees	$31.2	$27.2	(4.0)	(12.8)
Insurance commissions	3.5	2.3	(1.2)	(34.3)
Other income	0.2	0.1	(0.1)	(50.0)
Finance charges and other	$34.9	$29.6	(5.3)	(15.2)

Interest income and fees and insurance commissions are included in the Finance charges and other for the credit segment, while Other income is included in Finance charges and other for the retail segment.

The decrease in Interest income and fees of the credit segment resulted primarily due to a decrease in the average balance of customer accounts receivable outstanding during the three months ended October 31, 2011 of 13.1%, as compared to the prior year period. Additionally, the adoption of TDR accounting guidance, which resulted in an increase in reserves for uncollectible interest, negatively impacted interest income and fees by $1.0 million and the interest income and fee yield by 70 basis points. Increased reserves for non-TDR accounts also reduced the current period yield. The average interest income and fee yield earned on the portfolio increased from 17.9% for the three months ended October 31, 2010, to 18.0% for the three months ended October 31, 2011. Insurance commissions of the credit segment declined primarily due to the impact of the TDR accounting adoption and increase in reserves on the non-TDR accounts.

The following table provides key portfolio performance information for the three months ended October31, 2010 and 2011:

	Three Months Ended
	October 31,
	2010	2011
(Dollars in millions)
Interest income and fees (a)	$31.2	$27.2
Net charge-offs (b)	(10.7)	(5.4)
Borrowing costs (c)	(7.7)	(3.9)
Net portfolio yield	$12.8	$17.9

Average portfolio balance	$695.3	$604.0
Interest income and fee yield % (annualized)	17.9%	18.0%
Net charge-off % (annualized)	6.2%	3.6%

a)	Included in Finance charges and other.
b)	Included in Provision for bad debts.
c)	Included in Interest expense.

	Three Months Ended
	October 31,		Change
(Dollars in millions)	2010	2011	$	%
Cost of goods sold	$99.5	$113.0	13.5	13.6
Product gross margin percentage	20.9%	19.5%		(1.4%)

Product gross margin decreased as a percent of product sales from the three months ending October 31, 2010 due to an increase in the inventory reserve of $4.7 million at October 31, 2011. The inventory reserve adjustment resulted in a reduction of 330 basis points in product gross margin for the quarter ended October 31, 2011. A shift in our product mix to higher margin furniture and mattresses and improved margins generated in the home appliances and home office categories in the current year period partially offset the impact of the reserve adjustment.

	Three Months Ended
	October 31,		Change
(Dollars in millions)	2010	2011	$	%
Cost of service parts sold	$1.6	$1.6	-	-
As a percent of service revenues	42.5%	40.5%		(2.0%)

Cost of service parts sold remained constant while service revenues increased by $0.2 million.

	Three Months Ended
	October 31,		Change
(Dollars in millions)	2010	2011	$	%
Selling, general and administrative expense - Retail	$40.1	$45.7	5.6	14.0
Selling, general and administrative expense - Credit	15.2	13.9	(1.3)	(8.6)
Selling, general and administrative expense - Total	$55.3	$59.6	4.3	7.8
As a percent of total revenues	32.4%	32.8%		(0.4%)

During the three months ended October 31, 2011, SG&A expense increased $4.3 million, driven by the increase in retail product sales, specifically by our investment in advertising and sales staffing, in support of our growth initiatives, to drive sales growth in the third and fourth quarter of the current fiscal year and on an ongoing basis. These increases were partially offset by reductions in depreciation expense, reduced costs related to our property and casualty insurance program, and reduced expenses related to credit mailings.

Significant SG&A expense increases and decreases related to specific business segments included the following:

Retail Segment
The following are the significant factors affecting the retail segment:

●
Total compensation costs and related expenses increased approximately $2.0 million from the prior period, primarily due to higher sales volumes offset somewhat by  reduced delivery and transportation operation staffing as we increased our use of third-parties to provide these services;

●	Advertising expense increased approximately $1.1 million; and
●	Contract delivery, transportation, installation and other costs increased approximately $1.1 million from the prior period as we increased our use of third-parties to provide these services.

Credit Segment
The following are the significant factors affecting the credit segment:

●
Total compensation costs and related expenses decreased approximately $0.7 million from the prior period due to a decrease in staffing as the level of delinquency declined and our credit portfolio balance dropped;

●	Form printing and purchases and related postage decreased approximately $0.1 million as collection efforts did not utilize letter mailings to the same extent as the prior period; and

	Three Months Ended October 31,		Change
(Dollars in millions)	2010	2011	$	%
Impairment of long-lived assets	$-	$0.7	0.7	-

During fiscal year 2012, based on our intention to close an additional store location, in conjunction with our review of long-lived assets for potential impairment, we determined that it was appropriate to record an impairment charge related to the long-lived assets, primarily leasehold improvements, at the store that we are currently considering for closure.

	Three Months Ended
	October 31,		Change
(Dollars in millions)	2010	2011	$	%
Provision for bad debts	$10.8	$19.3	8.5	78.7
As a percent of average portfolio balance (annualized)	6.2%	12.8%		6.6%

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $0.3 million and $0.1 million for the periods ended October 31, 2010 and 2011, respectively, included in the results of operations for the retail segment.

The Provision for bad debts increased by $8.5 million for the three months ended October 31, 2011, from $10.8 million in the prior year period. We have experienced an improvement in our credit portfolio performance (specifically, the trends in the payment rate, delinquency rate and percent of the portfolio reaged) since the fourth quarter of fiscal 2011 and our total net charge-offs of customer and non-customer accounts receivable decreased by $5.3 million compared to the prior period. However, a charge of $10.0 million was recorded in this quarter as we adopted the new TDR accounting guidance. Additionally, changes in our reaging policies are expected to accelerate the timing of credit account charge-offs. As a result, we increased our bad debt reserves for non-TDR accounts during the current year quarter.

	Three Months Ended
	October 31,		Change
(Dollars in millions)	2010	2011	$	%
Interest expense, net	$7.7	$3.9	(3.8)	(49.4)

Net interest expense decreased in the three months ended October 31, 2011 by $3.8 million over the prior year primarily due to the effect of a lower overall debt balance outstanding and the prior period payoff of the higher cost securitization borrowings.  The entirety of our interest expense is included in the results of operations of our credit segment.

	Three Months Ended
	October 31,		Change
(Dollars in millions)	2010	2011	$	%
Costs related to financing transactions not completed	$2.9	$-	(2.9)	(100.0)

During the prior year quarter we incurred $2.9 million in financing costs related to financing transactions that were not completed.

	Three Months Ended
	October 31,		Change
(Dollars in millions)	2010	2011	$	%
Benefit for income taxes	$(2.5)	$(5.6)	(3.1)	124.0
As a percent of income (loss) before income taxes	34.8%	30.7%		4.1%

The benefit for income taxes increased primarily as a result of the change in our effective rate as a result of our reporting a loss before income taxes and the impact of the Texas margin tax, which is based on gross margin and is not affected by changes in income or loss before income taxes.

Nine Months Ended October 31, 2011 Compared to Nine Months Ended October 31, 2010

	Nine Months Ended
	October 31,		Change
(Dollars in millions)	2010	2011	$	%
Net sales	$474.7	$456.3	(18.4)	(3.9)
Finance charges and other	106.7	98.1	(8.6)	(8.1)
Total Revenues	$581.4	$554.4	(27.0)	(4.6)

The $18.4 million decrease in net sales consists of the following:

●	A same store sales decrease of 0.7%;

●	A $9.8 million net decrease generated by the five stores we have closed or have plans to close and the two stores with leases expiring in the current fiscal year;

●	A $1.7 million decrease resulted from an increase in discounts on non-interest-bearing credit sales; and

●	A $1.0 million decrease in service revenues.

The following table presents the makeup of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

	Nine Months ended October 31,						Same Store
(Dollars in millions)	2010	% of Total	2011	% of Total	Change	% Change	% Change

Consumer electronics	$167.5	35.3%	$152.6	33.4%	$(14.9)	(8.9%)	(6.5%)
Home appliances	149.5	31.5	143.6	31.5	(5.9)	(3.9%)	(1.6%)
Furniture and mattresses	56.5	11.9	72.3	15.8	15.8	28.0%	32.0%
Home office	39.5	8.3	33.8	7.4	(5.7)	(14.4%)	(13.1%)
Other	26.5	5.6	20.6	4.5	(5.9)	(22.3%)	(22.1%)
Total product sales	439.5	92.6	422.9	92.6	(16.6)	(3.8%)	(1.5%)

Repair service agreement commissions - Retail segment	28.6	6.0	29.4	6.4	0.8	2.8%	6.5%
Repair service agreement commissions - Credit segment	(6.1)	(1.3)	(7.7)	(1.6)	(1.6)	26.2%
Service revenues	12.7	2.7	11.7	2.6	(1.0)	(7.9%)
Total net sales	$474.7	100.0%	$456.3	100.0%	$(18.4)	(3.9%)	(0.7%)

The following is a summary of some of the key items impacting net sales for the nine months ended October 31, 2011, as compared to the same period in the prior fiscal year:

●
Consumer electronics category sales declined primarily as a result of a decrease in unit sales of 9.0%. The decrease in unit sales was driven largely by a 1.8% decrease in television sales. Also, lower home theater and camera and camcorder sales contributed to the decline. Partially offsetting the declines were higher video game hardware, MP3 player and accessory sales, and the addition of DJ systems to the product line-up;

●
Home appliance category sales declined on lower unit sales, with laundry sales down 6.8%, refrigeration sales down 3.1% and cooking sales down 15.1%. The Company did experience a 0.7% increase in room air conditioning sales and improvement on the average selling price for all items listed above;

●	The growth in furniture and mattresses sales was driven by enhanced displays and product selection, and increased promotional activity to increase customer traffic;
●
Home office sales declined primarily as a result of a 18.1% drop in the sales of laptop and desktop computers, while having a 0.5% increase in the average selling prices of those products. While home office sales declined, the Company drove an increase in the amount of gross profit generated by this category;

●	Repair service agreement commissions of the retail segment increased due to increased penetration as a percentage of product sales;
●
Credit repair service agreement charges increased primarily due to the impact of adopting the accounting guidance for TDR accounts in the third quarter which increased reserves for repair service agreement commissions; and

●
The Company completed the closure of one store in San Antonio, Texas and one store in Austin, Texas, as the leases on those stores expired during the period. Additionally, it closed another store in Austin, Texas, and three stores in Dallas, Texas during the period.

	Nine Months Ended
	October 31,		Change
(Dollars in millions)	2010	2011	$	%
Interest income and fees	$94.3	$87.5	(6.8)	(7.2)
Insurance commissions	11.7	9.9	(1.8)	(15.4)
Other income	0.7	0.7	-	-
Finance charges and other	$106.7	$98.1	(8.6)	(8.1)

Interest income and fees and insurance commissions are included in the Finance charges and other for the credit segment, while Other income is included in Finance charges and other for the retail segment.

The decrease in Interest income and fees of the credit segment resulted primarily due to a decrease in the average balance of customer accounts receivable outstanding during the nine months ended October 31, 2011 of 11.5%, as compared to the prior year period. Additionally, the adoption of TDR accounting guidance, which resulted in an increase in reserves for uncollectible interest, negatively impacted interest income and fees by $1.0 million and the interest income and fee yield by 20 basis points. Increased reserves for non-TDR accounts also reduced the current period yield The average interest income and fee yield earned on the portfolio increased from 17.8% for the nine months ended October 31, 2010, to 18.7% for the nine months ended October 31, 2011. Insurance commissions of the credit segment declined primarily due to the impact of the TDR accounting adoption and increase in reserves on the non-TDR accounts

The following table provides key portfolio performance information for the nine months ended October 31, 2010 and 2011:

	Nine Months Ended
	October 31,
	2010	2011
(Dollars in millions)
Interest income and fees (a)	$94.3	$87.5
Net charge-offs (b)	(29.1)	(25.6)
Borrowing costs (c)	(20.2)	(18.5)
Net portfolio yield	$45.0	$43.4

Average portfolio balance	$704.8	$623.5
Interest income and fee yield % (annualized)	17.8%	18.7%
Net charge-off % (annualized)	5.5%	5.5%

(a)	Included in Finance charges and other.
(b)
Included in Provision for bad debts. Includes $4.4 million in current year period due to acceleration of charge-offs related to the change in our charge-off policy, which were charged against the allowance for doubtful accounts and negatively impacted the charge-off rate in the current year period by approximately 90 basis points.

(c)	Included in Interest expense.

	Nine Months Ended
	October 31,		Change
(Dollars in millions)	2010	2011	$	%
Cost of goods sold	$344.0	$328.1	(15.9)	(4.6)
Product gross margin percentage	21.7%	22.4%		0.7%

The increase in product gross margin as a percent of product sales from the nine months ending October 31, 2010 was driven by a shift in our product mix to higher margin furniture and mattresses and improved margins generated in the home office category in the current year period. The increase in product gross margin as a percent of product sales was partially offset by the inventory reserve adjustment of $4.7 million, which negatively impacted product gross margin by 110 basis points.

	Nine Months Ended
	October 31,		Change
(Dollars in millions)	2010	2011	$	%
Cost of service parts sold	$6.1	$5.0	(1.1)	(18.0)
As a percent of service revenues	48.0%	42.9%		-5.1%

This decrease was due primarily to a 9.0% decrease in parts sales as we increased the use of third-party servicers to provide timely product repairs for our customers.

	Nine Months Ended
	October 31,		Change
(Dollars in millions)	2010	2011	$	%
Selling, general and administrative expense - Retail	$126.7	$128.7	2.0	1.6
Selling, general and administrative expense - Credit	47.9	43.4	(4.5)	(9.4)
Selling, general and administrative expense - Total	$174.6	$172.1	(2.5)	(1.4)

During the nine months ended October 31, 2011, SG&A expense was reduced by $2.5 million, though it increased as a percent of revenues to 31.0% from 30.0% in the prior year period, due to the de-leveraging effect of the decrease in total revenues. The reduction in SG&A expense was driven primarily by lower compensation and related expenses, reduced depreciation expense, and reduced costs related to our property and casualty insurance program. These reductions were partially offset by increased charges related to the increased use of contract delivery and installation services.

Significant SG&A expense increases and decreases related to specific business segments included the following:

Retail Segment
The following are the significant factors affecting the retail segment:
●
Total compensation costs and related expenses decreased approximately $2.1 million from the prior period, primarily due to reduced commissions payable as a result of lower sales volumes and reduced delivery and transportation operation staffing as we increased our use of third-parties to provide these services; and

●	Contract delivery, transportation and installation costs increased approximately $2.8 million from the prior period as we increased our use of third-parties to provide these services.

Credit Segment
The following are the significant factors affecting the credit segment:
●
Total compensation costs and related expenses decreased approximately $2.4 million from the prior period due to a decrease in staffing as the level of delinquency declined and our credit portfolio balance dropped; and

●	Form printing and purchases and related postage decreased approximately $0.8 million as collection efforts did not utilize letter mailings to the same extent as the prior period.

	Nine Months Ended
	October 31,		Change
(Dollars in millions)	2010	2011	$	%
Provision for bad debts	$28.8	$31.9	3.1	10.8
As a percent of average portfolio balance (annualized)	3.1%	3.8%		0.0

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $0.7 million and $0.5 million for the periods ended October 31, 2010 and 2011, respectively, included in the results of operations for the retail segment.

The Provision for bad debts increased by $3.1 million for the nine months ended October 31, 2011, from the prior year period. We have experienced an improvement in our credit portfolio performance (specifically, the trends in the payment rate, delinquency rate and percent of the portfolio reaged) since the fourth quarter of fiscal 2011 and our total net charge-offs of customer and non-customer accounts receivable decreased by $3.5 million compared to the prior period.. However, we incurred approximately $10.0 million in additional charges during the current period related to our adoption of the new accounting pronouncement on TDR. Additionally, on July 31, 2011, we revised our charge-off policy to require an account that is delinquent more than 209 days at month end to be charged-off. The change in policy had the impact of accelerating approximately $4.4 million in net charge-offs which were charged against previously provided bad debt reserves.

	Nine Months Ended
	October 31,		Change
(Dollars in millions)	2010	2011	$	%
Interest expense, net	$20.2	$18.5	(1.7)	(8.4)

The decrease in interest expense was due to lower overall debt balance outstanding during the current year period, partially offset by the higher borrowing rates on debt incurred during the current year period prior to the payoff of the term loan facility during the second quarter. The entirety of our interest expense is included in the results of operations of our credit segment.

	Nine Months Ended
	October 31,		Change
(Dollars in millions)	2010	2011	$	%
Costs related to financing transactions not completed	$2.9	$-	(2.9)	-

During the prior year we incurred $2.9 million in financing costs related to financing transactions that were not completed.

	Nine Months Ended
	October 31,		Change
(Dollars in millions)	2010	2011	$	%
Loss from early extinguishment of debt	$-	$11.1	11.1	-

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

	Nine Months Ended
	October 31,		Change
(Dollars in millions)	2010	2011	$	%
Costs related to store closings	$-	$3.3	3.3	-

During the current period, we closed four of the five underperforming retail locations that we have plans to close. As a result of the closure of the stores with unexpired leases, we incurred a net $3.3 million charge to record our estimate of the future lease cost to be incurred, which could vary depending on our ability to sublease the locations or negotiate a buy-out of the remaining lease terms, and the timing of any such transactions.

	Nine Months Ended October 31,		Change
(Dollars in millions)	2010	2011	$	%
Impairment of long-lived assets	$-	$0.7	0.7	-

During fiscal year 2012, based on our intention to close an additional store location, in conjunction with our review of long-lived assets for potential impairment, we determined that it was appropriate to record an impairment charge related to the long-lived assets, primarily leasehold improvements, at the store that we are currently considering for closure.

	Nine Months Ended
	October 31,		Change
(Dollars in millions)	2010	2011	$	%
Provision (benefit) for income taxes	$2.1	$(4.9)	(7.0)	(333.3)
As a percent of income (loss) before income taxes	45.9%	29.9%		(5.0%)

The provision (benefit) for income taxes increased primarily as a result of the change in our effective rate as a result of our reporting a loss before income taxes and the impact of the Texas margin tax, which is based on gross margin and is not affected by changes in income or loss before income taxes.

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

On July 28, 2011, we completed an amendment and extension of our asset-based revolving credit facility, increasing the capacity from $375 million to $430 million and extending the maturity date from November 2013 to July 2015. On November 18, 2011 we obtained an increase in the total commitments under our asset-based revolving credit facility, increasing the capacity from $430 million to $450 million with no change in maturity dates. Our asset-based revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The credit facility bears interest at LIBOR plus a spread ranging from 350 basis points to 400 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The leverage ratio covenant requirement is a required maximum of 2.00 to 1.00. The current fixed charge coverage ratio is a minimum of 1.00 to 1.00. As part of the amendment and extension, the fixed charge coverage ratio requirement was changed to 1.00 to 1.00 for the quarters ending July 31, 2011 and October 31, 2011. It will return to 1.10 to 1.00 for the quarter ending January 31, 2012 and thereafter. We expect, based on current facts and circumstances that we will be in compliance with the above covenants for the next 12 months. The weighted average interest rate on borrowings outstanding under the asset-based revolving credit facility at October 31, 2011, was 4.0%.

We entered into an $8.0 million real estate loan on July 28, 2011, collateralized by three of our owned store locations, that will mature in July 2016 and requires monthly principal payments based on a 15-year amortization schedule. The loan was then amended on October 31, 2011 to adjust the interest rate. The interest rate on the loan is the Prime rate plus 100 basis points. The floor on the total rate was reduced from 6% to 5% effective October 31, 2011.

During the quarter ended July 31, 2011, we completed the repayment of our term loan with proceeds from the new real estate loan and borrowings under our expanded revolving credit facility.

During the quarter ended October 31, 2011 we entered into interest rate cap option transactions with a notional amount of $100 million. These cap options are held for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of its variable-rate debt, based on the benchmark one-month LIBOR interest rate exceeding 1.0%. These cap options have monthly caplets extending through August, 2014.

The weighted average effective interest rate on borrowings outstanding under all our credit facilities for the three months ended October 31, 2011 was 5.2%, including the interest expense associated with our interest rate caps and amortization of deferred financing costs.

A summary of the significant financial covenants that govern our credit facility compared to our actual compliance status at October 31, 2011, is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum	1.71 to 1.00	1.00 to 1.00
Total liabilities to tangible net worth ratio must be lower than required maximum	1.29 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed stated amount	5.39%	4.74%
Capital expenditures, net must be lower than required maximum	$3.0 million	$25.0 million

Note: All terms in the above table are defined by the revolving credit facility and may or may not agree directly to the financial statement captions in this document. The covenants are required to be calculated quarterly on a trailing twelve month basis, except for the Cash recovery percentage, which is calculated monthly on a trailing three month basis.

As of October 31, 2011, we had immediately available borrowing capacity of $80.1 million under our asset-based revolving credit facility, net of standby letters of credit issued of $1.8 million, available to us for general corporate purposes before considering extended vendor terms for purchases of inventory. In addition to the $80.1 million currently available under the revolving credit facility, an additional $46.1 million may become available if we grow the balance of eligible customer receivables and total eligible inventory balances, excluding the $20 million expansion of our asset-based revolving credit facility. The principal payments received on customer receivables which averaged approximately $29.3 million per month during the three months ended October 31, 2011, are available each month to fund new customer receivables generated.

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

During the nine months ended October 31, 2011, net cash provided by operating activities increased from $42.6 million provided during the nine months ended October 31, 2010 to $74.9 million provided by operating activities. The increase was driven primarily by cash provided from decreases in the net balance of customer accounts receivable.

Net cash used in investing activities, decreased to $2.3 million in the current period, as compared to $8.3 million in the prior period, primarily due to the increase in the restricted cash balances in the prior year period. We expect during the next 15 months to invest between $16 million and $20 million, net of tenant allowances, in capital expenditures for new stores, remodels and other projects.

Net cash used in financing activities increased from $34.2 million used during the nine months ended October 31, 2010, to $77.0 million used during the nine months ended October 31, 2011. During the nine months ended October 31, 2011, we used net cash flows from operating activities to pay down total amounts owed under our financing facilities. Additionally, we used proceeds from our $8.0 million real estate loan and draws from our expanded revolving credit facility to complete the repayment of our term loan.

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

Since January 31, 2011, the balance outstanding under our asset-based revolving credit facility has increased from $279.3 million to $302.0 million at October 31, 2011. Additionally, since January 31, 2011, the notional balance of interest swaps used to fix the rate on a portion of asset-based revolving credit facility balance has decreased $25 million as the last of our swaps expired in July 2011. During the quarter ended October 31, 2011, we entered into interest rate caps with a notional amount of $100 million that will offset any interest rate increases once the LIBOR rate reaches 1.0%. As a result, as of October 31, 2011, a 100 basis point increase in interest rates on the asset-based revolving credit facility would increase our borrowing costs by $2.8 million over a 12-month period, based on the balance outstanding at October 31, 2011.

The interest rate on the real estate loan is the Prime rate plus 100 basis points, with a floor on the total rate of 5%. Because Prime is more than 100 basis points below the minimum 5.0% rate under the real estate loan, a 100 basis point change in the Prime rate would not impact the current anticipated interest expense under that loan.

Interest Rate Risk Management

We did not enter into any risk management trading activities during the nine months ended October 31, 2011. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

Our risk management activities primarily attempt to mitigate price risks related to fluctuations in interest payments on LIBOR based floating rate debt instruments through the use of financial derivative instruments.

Our risk management strategy involves capping floating interest rates through the use of a series of purchased swaps and/or purchased put option caps. These caps seek to mitigate the impact of upward floating interest rates on future cash flows in excess of a LIBOR rate of 1.0%. These financial derivatives are designated as cash flow hedges.

Our risk management activities include the use of financial derivative instruments including, but not limited to, price swaps and options to seek protection from adverse price movements and to minimize potential increases to interest expenses. We enter into these financial derivative instruments directly with third parties in the over-the-counter market.

Market risks associated with fluctuations in interest rates are monitored by senior management.

We have prepared a sensitivity analysis to estimate the exposure to market risk related to floating rate debt. Any swaps and options outstanding as of October 31, 2011 and 2010 that were used in our risk management activities were analyzed using a hypothetical 100 basis point adverse change in LIBOR rates for all forward months within the terms of the risk management derivatives. There was no potential loss in future earnings from these positions due to a 100 basis point adverse movement in LIBOR interest rates as of either October 31, 2011 or October 31, 2010. The transactions being hedged are subject to increased interest payments on increasing interest rates up to the hedging cap rate of a LIBOR rate of 1.0%. The preceding hypothetical analysis is limited because changes in prices may or may not equal 100 basis points, thus actual results may differ.

Our sensitivity analysis includes designated hedging and the anticipated transactions associated with these hedging transactions. These hedging transactions are anticipated to be very close to 100% effective once the hedged cap level is reached; therefore, there is essentially no effect on our sensitivity analysis from these hedging positions. To the extent option contracts are used as hedging instruments for anticipated transactions we have included the offsetting effect of the anticipated transactions, only to the extent the option contracts are in the money, or would become in the money as a result of the 100 basis point hypothetical movement in prices.

Credit Risk

We maintain credit policies with regard to our counterparties for financial hedging derivative instruments that we believe significantly minimize overall credit risk. These policies include an evaluation of counterparties’ financial condition (including credit ratings), and entering into agreements with counterparties that govern credit guidelines. These counterparties consist of major financial institutions. The overall impact due to certain changes in economic, regulatory and other events may impact our overall exposure to credit risk, either positively or negatively in that counterparties may similarly be impacted. Based on our policies, exposures, credit and other reserves, management does not anticipate a material adverse effect on financial position or results of operations as a result of counterparty performance.

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

For the nine months ending October 31, 2011, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: December 13, 2011

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

10.1
Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

10.1.1
Amendment to the Conn’s, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004).t

10.1.2
Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.1.2 to Conn’s, Inc.  Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).t

10.1.3	2011 Omnibus Incentive Plan as filed with the Securities and Exchange Commission on April 1, 2011.
10.1.4
Form of Restricted Stock Award Agreement from Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1.4 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2011 (File No. 000-50421) as filed with the Security and Exchange Commission on September 8, 2011).

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

10.3
Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

10.4
Conn's 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

10.5
Amended and Restated Loan and Security Agreement dated November 30, 2010, by and among Conn’s, Inc. and the Borrowers thereunder, the Lenders party thereto, Bank of America, N.A., a national banking association, as Administrative Agent and Collateral Agent for the Lenders, JPMorgan Chase Bank, National Association, as Co-Syndication Agent, Joint Book Runner and Co-Lead Arranger for the Lenders, Wells Fargo Preferred Capital, Inc., as Co-Syndication Agent for the Lenders, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book Runner and Co-Lead Arranger for the Lenders, Capital One, N.A., as Co-Documentation Agent for the Lenders, and Regions Business Capital, a division of Regions Bank, as Co-Documentation Agent for the Lenders incorporated herein by reference to Exhibit 10.9.4 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.5.1
Amended and Restated Security Agreement dated November 30, 2010, by and among Conn’s, Inc. and the Existing Grantors thereunder, and Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein by reference to Exhibit 10.9.6 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.5.2
Amended and Restated Continuing Guaranty dated as of November 30, 2010, by Conn’s, Inc. and the Existing Guarantors thereunder, in favor of Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein by reference to Exhibit 10.9.7 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.5.3
First Amendment to Amended and Restated Security Agreement dated July 28, 2011, by and among Conn’s, Inc. and the Existing Grantors thereunder, and Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein by reference to Form 8-K (File No. 000-50421) as filed with the Security and Exchange Commission on August 11, 2011).

10.6
Non-Executive Employment Agreement between Conn’s, Inc. and Thomas J. Frank, Sr., approved by the Board of Directors June 19, 2009 (incorporated herein by reference to Exhibit 10.14.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2009 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 27, 2009).t

10.7
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

10.8	Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on June 2, 2005).t
10.9
Executive Severance Agreement between Conn’s, Inc. and Michael J. Poppe, approved by the Board of Directors August 31, 2011 (incorporated herein by reference to Exhibit 10.9 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2011 (File No. 000-50421) as filed with the Security and Exchange Commission on September 8, 2011).

10.10
Executive Severance Agreement between Conn’s, Inc. and David W. Trahan, approved by the Board of Directors August 31, 2011 (incorporated herein by reference to Exhibit 10.10 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2011 (File No. 000-50421) as filed with the Security and Exchange Commission on September 8, 2011).

10.11
Executive Severance Agreement between Conn’s, Inc. and Reymundo de la Fuente, approved by the Board of Directors August 31, 2011 (incorporated herein by reference to Exhibit 10.11 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2011 (File No. 000-50421) as filed with the Security and Exchange Commission on September 8, 2011).

10.12
Executive Severance Agreement between Conn’s, Inc. and Theodore M. Wright, approved by the Board of Directors December 05, 2011 (incorporated herein by reference to Exhibit 10.12 to Form 8-K (File No. 000-50421) as filed with the Security and Exchange Commission on December 8, 2011).

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
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012, filed with the SEC on December 13, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at January 31, 2011 and October 31, 2011, (ii) the consolidated statements of earnings for the three and nine months ended October 31, 2010, and October 31, 2011, (iii) the consolidated statements of cash flows for the nine months ended October 31, 2010, and October 31, 2011, (iv) the consolidated statements of changes in shareholders' equity for the nine months ended October 31, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.(1)

t	Management contract or compensatory plan or arrangement.