Form 10-K
period 2012-01-31
CONNS INC
filed 2012-04-12
CIK 1223389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2011, was approximately $115.2 million based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market, Inc.

There were 32,281,495 shares of common stock, $0.01 par value per share, outstanding on March 30, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 2012 (incorporated herein by reference in Part III).

PART I

ITEM 1. BUSINESS

Unless the context indicates otherwise, references to “we,” “us,” and “our” refer to the consolidated business operations of Conn’s, Inc. and all of its direct and indirect subsidiaries, limited liability companies and limited partnerships.

Company overview

We are a leading specialty retailer of durable consumer products, and we also provide consumer credit to support our customers’ purchases of the products that we offer. Currently, we derive our revenue primarily from two sources: (i) retail sales and delivery of consumer electronics, home appliances, furniture and mattresses, lawn and garden equipment and repair service agreements; and (ii) our in-house consumer credit program, including sales of related credit insurance products. We operate a highly integrated and scalable business through our 65 retail stores and our website, providing our customers with a broad range of brand name products, monthly payment options, next day delivery capabilities, and product repair service through well-trained and knowledgeable sales, consumer credit and service personnel. Through our in-house proprietary consumer credit programs, we provided financing, including down payments received, for approximately 60% of our retail sales during the twelve months ended January 31, 2012. Additionally, we offer third-party payment options through GE Capital, for customers with high credit scores, and RAC Acceptance, a rent-to-own payment plan for customers that do not qualify for the other options we offer.

During the past year we have closed or allowed the lease to expire on 11 stores, with one additional announced store closing to be completed during fiscal year 2013. Additionally, we have announced plans to open five to seven new stores during fiscal year 2013 in new markets.

We offer over 2,100 product items, or SKUs, at good-better-best price points in our core retail product categories of:

•

Consumer Electronics, which includes LED, LCD, plasma, DLP and 3-D televisions, camcorders, digital cameras, Blu-ray and DVD players, video game equipment and software, portable audio, MP3 players and home theater products. We represent such brands as Samsung, Sony, LG, Toshiba, Panasonic, Mitsubishi, Nintendo, and Bose;

•

Home Appliances, which includes refrigerators, freezers, washers, dryers, dishwashers, ranges and room air conditioners. We represent such brands as Whirlpool, Maytag, Frigidaire, Kitchen Aid, Samsung, LG, General Electric, Haier, Dyson, Eureka, and Friedrich;

•

Furniture and Mattresses, which includes living room, bedroom and dining room furniture and related accessories. We represent such brands as Serta, Therapedic, Leggett & Platt, Franklin, Albany, Home Stretch, Vaughn Bassett, Harden, Steve Silver and Jackson Furniture; and

•	Home office, which includes desktop, notebook, netbook and tablet computers, printers and computer accessories. We represent such brands as Hewlett Packard, Toshiba, Sony, Samsung, Dell and Asus.

We currently offer our products through 65 retail stores located in three states: Texas (57), Louisiana (6) and Oklahoma (2), as well as through our website. We sell our products for cash or for payment through major credit cards, in addition to offering our customers several financing alternatives through our proprietary credit programs and third-party financing. Under our proprietary in-house credit program, we offer our customers an installment payment plan. Additionally, at times, we offer customers no-interest financing plans through our in-house credit program and a third-party financing program.

We began as a small plumbing and heating business in 1890. We started selling home appliances to the retail market in 1937 through one store located in Beaumont, Texas. In 1959, we opened our second store and have since grown to 65 stores. We believe that our customer-focused business strategies make us an attractive alternative to appliance and electronics superstores, department stores and other national, regional and local retailers. We strive to provide our customers with:

•	a broad selection of products at various competitive price points;

•	next day delivery and installation capabilities;

•	a high level of customer service;

•	flexible payment alternatives through our proprietary in-house credit programs and third-party financing;

•	commissioned and trained sales force; and

•	product repair or replacement service.

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

We believe that these strategies drive repeat purchases and enable us to generate substantial brand name recognition and customer loyalty. During the twelve months ended January 31, 2012, approximately 72% of our credit customers, based on the number of credit invoices written, were repeat customers, and, as of January 31, 2012, approximately 79% of balances due under our in-house credit program were from customers that have had previous credit accounts with us.

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

In addition to underwriting, we employ our own collections department to service our consumer credit portfolio. Our in-house credit financed sales are secured by the products purchased, which we believe gives us a distinct advantage over other creditors when pursuing collections, especially given that, generally, the products we sell and finance are often times necessities for the home. We employ an intensive credit collection strategy that includes dialer-based calls, virtual calling and messaging systems, field collectors that contact borrowers at their home, collection letters, a legal staff that files lawsuits and attends bankruptcy hearings and voluntary repossession.

By combining our front-end underwriting discipline with the back-end rigor in monitoring and collections, we have achieved an average net loss ratio of 6.5% over the past three fiscal years. As of January 31, 2012, our total portfolio balance was $643.3 million and the percentage of borrowers who were more than 60 days delinquent was 8.6%. Additionally, we work with our borrowers after they experience financial hardships in order to help them re-establish their regular payment habits through our re-aging program. See “Business – Finance Operations – Credit Monitoring and Collections.” As of January 31, 2012, 13.8% of the total portfolio balance had been re-aged during the term of the financing, thereby extending the contractual term of those customers’ financing agreements.

Industry overview

The products we sell are often times considered home necessities, used by our customers in their everyday lives.

We believe, over time, we have and will benefit from several key industry trends and characteristics, including:

•	introduction of new technologies driving consumers to upgrade existing appliances and electronics (i.e. 3-D and smart televisions, energy-efficient, front-load laundry);

•

increasing demand for large-screen (42 inches and greater) televisions, which are large items that cannot be easily carried out of the retail store, and therefore typically require delivery and installation;

•	rationalization of several national and regional players leading to market share opportunities; and

•	reductions in consumer lending, especially for lower tier credit score customers.

According to the U.S. Department of Commerce – Bureau of Economic Analysis, consumer electronics spending reached $117.3 billion in 2011, a 3.5% increase from 2010. Televisions accounted for $38.6 billion of the overall personal consumption expenditures, compared to $37.4 billion the prior year. Personal computers and peripheral equipment accounted for $50.5 billion of the overall expenditures, compared to $47.4 billion in the prior year. As measured by Twice, the top 100 consumer electronics retailers in the United States reported consumer electronic sales of $127.8 billion in 2010, a 5.8% increase from the $120.8 billion reported in 2009. The consumer electronics market is highly fragmented with sales coming from large appliance and electronics superstores, national chains, small regional chains, single-store operators, and consumer electronics departments of selected department and discount stores. We estimate, based on data provided in Twice, that Best Buy and Wal-Mart, the two largest consumer electronics retailers, together accounted for approximately 41% of the total electronics sales attributable to the 100 largest retailers in 2010. Based on revenue in 2010, we were the 34th largest retailer of consumer electronics in the United States. For the twelve months ended January 31, 2012, we generated $229.4 million, or 38.5%, of total product sales from the sale of consumer electronics.

Technological advancements and the introduction of new products have largely driven growth in the consumer electronics market. Historically, industry growth has been fueled primarily by the introduction of products that incorporate digital technology, such as high definition flat-panel (including 3-D, LCD, LED and internet-ready technology) and projection televisions, Blu-ray and traditional DVD players, digital cameras and camcorders, digital stereo receivers, satellite technology and MP3 products. Digital products offer significant advantages, including better clarity and quality of video and audio, durability of recording and compatibility with computers. More recently, however, television sales have slowed due to the slower pace of innovation in the industry.

In the home appliance market, many factors impact sales, including consumer confidence, economic conditions, household formations and new product introductions. Product design and innovation has recently been a key driver of sales in this market, while the reduction in sales of homes has negatively impacted appliance sales. Products recently introduced include high-efficiency laundry appliances and three-door refrigerators, and variations on these products, including new features.

According to the Bureau of Economic Analysis, personal consumption expenditures for home appliances were $40.9 billion in 2011, an increase of less than 1% from $40.5 billion in 2010. Major household appliances, such as refrigerators and washer/dryers, account for over 80% of this total at $34.5 billion in 2011. Based on data published in Twice, the top 100 major appliance retailers reported sales of approximately $23.3 billion in 2010, an increase of approximately 5.7% from reported sales in 2009 of approximately $22.0 billion. The retail appliance market is large and concentrated among a few major dealers, with sales coming primarily from large appliance and electronics superstores, national chains, small regional chains and home improvement centers. Sears has been the leader in the retail appliance market, with a market share of the top 100 retailers of approximately 32% in 2010 and in 2009. Lowe’s and Home Depot held the second and third place positions, respectively, in national market share in 2010. We were the 11th largest appliance retailer in the United States in 2010. For the twelve months ended January 31, 2012, we generated $188.5 million, or 31.6%, of total product sales from the sale of home appliances.

According to the U.S. Department of Commerce — Bureau of Economic Analysis, personal consumption expenditures for household furniture were estimated to be approximately $83.9 billion in 2011, up from $81.6 billion in the prior year. The household furniture and mattress market is highly fragmented with sales coming from manufacturer-owned stores, independent dealers, furniture centers, specialty sleep product stores, national and local chains, mass market retailers, department stores and, to a lesser extent, home improvement centers, decorator showrooms, wholesale clubs, catalog retailers, and the Internet. For the twelve months ended January 31, 2012, retail sales of furniture and mattresses comprised approximately 16.8% of our total product sales, and, other than accessories, which account for less than 2% of our total product sales, generated our highest individual product category gross margin of 34.7% versus our overall retail product margin of 23.0% for the twelve months ended January 31, 2012. Given our ability to provide customer financing and next-day delivery, we believe that we have significant growth opportunities in this market, and expect to continue to expand this product line and the floor space in our stores dedicated to this category.

Based on data from the Federal Reserve System, estimated total consumer credit outstanding, which excludes primarily loans secured by real estate, was $2.50 trillion as of December 31, 2011, up 3.6% from $2.41 trillion at December 31, 2010. Consumers obtain credit from banks, credit unions, finance companies and non-financial businesses that offer credit, including retailers. The credit obtained takes many forms, including revolving (e.g., credit cards) or fixed-term (e.g., automobile loans) credit, and at times is secured by the products being purchased.

Our competitive strengths

Proprietary in-house credit program.

Our in-house consumer credit program is an integral part of our business, and we believe it is a major driver of customer loyalty. We have offered flexible financing alternatives to our customers through our proprietary in-house credit programs for over 45 years. Our credit program allows us to differentiate ourselves from our competitors who do not offer similar programs and provide credit to an underserved customer base.

As of January 31, 2012, the aggregate outstanding account balances in our customer credit portfolio were $643.3 million. We believe that our underwriting standards, based on over 45 years of experience, and robust in-house monitoring and collections practices, when combined with the secured nature of our portfolio, drive the strong long-term performance of our credit portfolio.

In the last three years, we financed, on average, including down payments received, approximately 61% of our retail sales through our proprietary in-house credit programs. We believe that our credit programs provide our customers access to financing alternatives that our competitors typically do not offer and, as a result they:

•	expand our potential customer base;

•	increase our sales revenue;

•	enhance customer loyalty; and

•	enhance our overall profitability through earnings from financing income.

Our credit department makes all credit decisions internally, entirely independent of our sales personnel. We provide special consideration to customers with good credit history with us. Before extending credit, we consider our loss experience by product category and the customer’s credit worthiness and income-to-debt level in determining the down payment amount and other credit terms. This facilitates product sales while keeping our credit risk within an acceptable range. Through our in-house credit program and third-party programs, we provide a full range of credit products, including interest-free and interest-bearing programs and a rent-to-own payment option. Customers with lower average credit scores undergo more intense internal underwriting scrutiny to mitigate the inherently greater risk, including address and employment verification and reference checks. Approximately 60% of our customers who have active credit accounts with us take advantage of our in-store payment option and come to our stores each month to make their payments, which we believe results in additional sales to these customers. We employ a rigorous series of measures to ensure collection of our customer credit receivables including contacting customers with past due accounts daily and attempt to work with them to collect payments in times of financial difficulty or periods of economic downturn.

Distinct shopping experience.

We strive to offer our customers a distinct shopping experience through a continuing focus on execution in five key areas: merchandising, customer credit, distribution, product service and training. Successful execution in each area relies on the following strategies:

•     Providing a high level of customer service. We endeavor to maintain a high level of customer service as a key component of our culture. Our sales associates serve as ongoing resources for our customers, including assisting with the credit application process, scheduling delivery and installation and acting as a point of contact for service issues. We believe this commitment to our customers drives customer loyalty and generates a high level of repeat purchases.

•     Offering a broad range of brand name products. We offer a comprehensive selection of high-quality, brand name merchandise to our customers at guaranteed low prices. Consistent with our good-better-best merchandising strategy, we offer a wide range of product selections from entry-level models through high-end models. We maintain strong relationships with the approximately 200 manufacturers and distributors that enable us to offer over 2,100 SKUs to our customers. We carry the latest in consumer brand names in our core product categories, including: Samsung, Sony, LG, Toshiba, Hewlett Packard, Panasonic, Mitsubishi, Bose, Dell, Asus, Microsoft, Nintendo, Whirlpool, Maytag, Frigidaire, Kitchen Aid, General Electric, Friedrich, Serta, Therapedic, Leggett & Platt, Franklin, Albany and Jackson Furniture.

•     Employing a commissioned and trained sales force. Through a targeted sales compensation incentive structure, regular product and sales training, our “good-better-best” merchandising strategy and proprietary in-house credit offering, our sales effort is focused on driving sales of products that both provide better value to the customer and typically generate higher margins for our business. We require all sales personnel to complete an intensive classroom and on-line training program. After the initial new hire training, all sales personnel participate in regular training programs to learn about new products and refresh their knowledge of the general sales process and maintaining a high level of customer service. Additionally, we also require all credit personnel to complete a three-week training program. Classroom instruction includes negotiation techniques and credit policy training to ensure customer retention and compliance with debt collection regulations. Post graduation, the collection trainees undergo additional skill set assessment training, coaching and call monitoring within their respective department assignments. All credit personnel are required to complete monthly and quarterly refresher training and testing.

•     Maintaining next-day delivery and installation capabilities. We maintain four regional distribution centers and three other related facilities that, in combination with outsourced third-party distribution arrangements, cover all of the markets in which we operate. These facilities are part of a sophisticated inventory management system that also includes a fleet of approximately 100 transfer and delivery vehicles that service all of our customers not serviced by our third-party providers.

•     Offering product repair or replacement services. For all products that are either covered by warranties or for customers who purchase repair service agreements, we provide repair or replacement services. We service every product that we sell through our own service organization or through the use of third-party service providers, and we service only the products that we sell. In this way, we can assure our customers that they will receive exclusive attention to their product repair needs. We will repair the product, making house calls if necessary, or facilitate replacement products. All of our service centers are authorized factory service facilities that provide trained technicians to offer in-home diagnostic and repair service utilizing a fleet of approximately 140 service vehicles as well as on-site service and repairs for products that cannot be repaired in the customer’s home. At times, we also use third-party service providers to allow us to cover some of the markets outside our traditional service areas and maintain the appropriate level of customer service.

•     Endeavoring to maintain a high level of customer satisfaction. We measure customer satisfaction at the individual employee level for our sales, delivery and service associates. In addition to using this information to train and coach our associates to continually improve the service we provide to our customers, we use the information gathered to improve our processes and product and service offerings to address common customer concerns.

Strong presence in desirable geographic region.

We believe our typical customer is a working class, repeat buyer living in a mature neighborhood who comes to our store to replace older household goods with newer items. Our stores are often strategically located as the anchor store in a strip center, where we can improve access to this target customer segment.

With 57 of our 65 stores in Texas, we believe we benefit from strong demographic trends. According to the Bureau of Economic Analysis, Texas was the second largest state by nominal GDP in 2010. In addition, from 2000 to 2010, Texas experienced population growth of 20.6% compared to the U.S. population growth of 9.7% over the same period. Moreover, Texas’ average unemployment rate of 7.3% continues to trend below the national rate of 8.3% as of January 2012. The Texas unemployment rate has been at or below the national average for more than 60 months.

Flexible and scalable operating platform.

Our highly integrated retail and credit business model allows us to adapt a changing economic environment and appropriately manage our liquidity. As economic conditions deteriorated, we:

•

adjusted our credit standards, thereby improving the credit quality of the additions to our credit portfolio; as a result, we decreased the size of our credit portfolio and debt balances and reduced the use of cash for working capital;

•	reduced expenses, in addition to those expenses that are directly variable with changes in net sales, which we believe will improve our operating leverage in the future;

•	emphasized pricing discipline on the sales floor, while maintaining our competitive pricing position in the marketplace, to drive an increase in our retail gross margin; and

•	closed underperforming stores and retained many of the customers in adjacent stores, thereby improving profitability.

We have the ability to open up new stores with minimal initial capital requirements (between $1.0 million and $1.5 million of net capital expenditure and inventory investment per leased store) and can integrate them into our existing infrastructure. Our credit operations are in a central location and our vendor relationships provide us access to stock the necessary inventory.

Experienced management team.

Our executive management team has spent an average of approximately 14 years with the Company. The senior management team of our retail operations has experience in all aspects of that business and has an average of approximately 26 years with the Company. The senior credit management team that oversees the credit portfolio has over 12 years tenure. This level of experience ensures that both our retail and credit operations are closely monitored.

Our growth strategies

Our strategies to maximize and grow returns for our stakeholders include:

Expanding sales of furniture and mattresses.

Over the past year we have expanded the floor space dedicated to our furniture and mattress product offering and have enhanced the product selection we provide to our customers. Additionally, we have focused on improving the quality of product we offer and have added higher priced product to the mix to give our customers more options. As a result, our same store furniture and mattress sales during fiscal year 2012 increased 35.2%. Through our store remodeling plan, we intend to update the majority of our stores over the next two years to provide a larger and more prominent presentation for furniture and mattresses. Additionally, we are working to increase the volume of product purchased by directly sourcing the purchases from non-U.S. based manufacturers, which we expect will improve the gross margins we achieve on sales of this product.

Improving sales floor execution.

We have undertaken initiatives to improve the in-store sales experience for our customers, including:

•	Expanding and enhancing sales associate training to improve customer service levels and product knowledge;

•	Reducing sales associate turnover to improve the tenure and experience of our sales associates and reduce recruiting and training expenses; and

•

Simplifying the in-store process, including our emphasis on encouraging customers to apply for credit through our website, thereby reducing the time spent on the credit application process in the store.

Enhancing our store portfolio.

We have a well-defined core customer base that is a working class individual with a $25,000 to $60,000 average annual income. Stores located in areas with a sufficient concentration of our core customer, typically, generate solid sales and cash flow from operations. Over the past year we have closed, or allowed the lease to expire, on 11 stores, with one additional store in Dallas to be closed during fiscal year 2013. The closed stores, typically, were located in high income areas and generated sales volumes that were approximately half of the remaining store base.

Given our knowledge of our core customer, we are now focused on remodeling stores in market areas to fit the demographic needs for successful store operations, to update and refresh our stores and to more prominently display our three major categories: furniture and mattresses, appliances and consumer electronics.

In addition to remodeling existing stores, we have re-initiated our store opening program with plans to open five to seven new stores during fiscal year 2013. All of these stores will be in new markets, and will include our entrance into at least one new state.

Improving credit operation contribution.

Our goal is to provide every customer that enters our stores or applies for credit on our website a monthly payment option. Currently, we make the following payment options available to our customers, based on a review of their credit worthiness:

•

For customers with credit scores that are typically above 650, we offer special low or no-interest financing programs on select products, primarily through a Conn’s branded revolving credit card from GE Capital;

•	For customers with credit scores that are generally between 550 and 650, we offer our proprietary in-house financing program, which is a fixed term, fixed payment installment contract; and

•	For customers that do not qualify for our credit program, we offer a rent-to-own payment option through RAC Acceptance.

During the last six months of fiscal year 2012, approximately 85% of our sales were paid for using one of these payment options. Additionally, we continue to review alternative financing programs that would give us the ability to provide more customers the ability to purchase the products and services we offer.

To improve the profit contribution of our credit operation, we have modified our collection practices over the past year to focus our portfolio servicing operations on collections of higher value accounts. The primary changes made were to:

•	Change our charge-off policy, such that accounts will be charged off more quickly than in the past, requiring accounts over 209 days past due at month end to be charged off; and

•	Limit re-aging of customer accounts so that no account can be re-aged more than a total of 12 months over the life of the account, among other requirements.

The impact of these changes has allowed us to reduce collection costs, as older, more highly re-aged accounts continue to age to the point of charge-off, if the customer is unable or unwilling to make adequate payments on their credit account. We believe the above changes will allow us to realize a higher and more consistent level of profitability from our credit operations.

Customers

We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer accounts for more than 10% of our total revenues. Except for sales through the RAC Acceptance relationship, which were approximately $22.3 million, no single customer accounted for more than $450,000 during the year ended January 31, 2012.

Products and merchandising –

Product categories.

Each of our stores sells the major categories of products shown below. The following table, which has been adjusted from previous filings to ensure comparability, presents a summary of total revenues for the years ended January 31, 2012, 2011 and 2010:

	Year ended January 31,
	2012		2011		2010
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Consumer electronics	$229,428	29.0%	$258,173	31.9%	$297,974	33.6%
Home appliances	188,499	23.8	188,270	23.3	213,745	24.1
Furniture and mattresses	100,033	12.6	76,617	9.5	68,639	7.7
Home office	52,553	6.6	54,719	6.8	55,219	6.2
Other	25,847	3.3	30,664	3.7	30,804	3.5

Total product sales	596,360	75.3	608,443	75.2	666,381	75.1
Repair service agreement commissions	42,078	5.3	37,795	4.7	40,673	4.6
Service revenues	15,246	1.9	16,487	2.0	22,115	2.5

Total net sales	653,684	82.5	662,725	81.9	729,169	82.2
Finance charges and other	138,618	17.5	146,050	18.1	157,920	17.8

Total revenues	$792,302	100.0%	$808,775	100.0%	$887,089	100.0%

Within these major product categories (excluding repair service agreements, service revenues and delivery and installation), we offer our customers over 2,100 SKUs in a wide range of price points. Most of these products are manufactured by brand name companies, including General Electric, Whirlpool, Frigidaire, Friedrich, Maytag, LG, Mitsubishi, Samsung, Sony, Toshiba, Dell, Asus, Bose, Serta, Therapedic, Franklin, Jackson, Albany, Bassett, Hewlett Packard, Poulan, Husqvarna and Toro. As part of our good-better-best merchandising strategy, our customers are able to choose from products ranging from low-end to mid- to high-end models in each of our key product categories, as follows:

Category	Products	Selected Brands
Consumer electronics	Cameras, camcorders, video game hardware and software, portable audio, 3D, LED, LCD, plasma, and DLP televisions, and home theater systems	Samsung, Sony, LG, Toshiba, Panasonic, Mitsubishi, Microsoft, Nintendo and Bose

Home appliances	Refrigerators, freezers, washers, dryers, ranges, dishwashers, built-ins, cook tops, air conditioners and vacuum cleaners	Whirlpool, Maytag, Frigidaire, Kitchen Aid, Samsung, LG, General Electric, Friedrich, Haier, Dyson and Eureka

Furniture and mattresses	Upholstery, recliners, dining, bedroom, mattresses, and bedding accessories	Serta, Therapedic, Leggett & Platt, Franklin, Jackson, Albany, Vaughn Bassett, Harden and Steve Silver Furniture

Home office	Computers peripherals, computer monitors, printers, computers, home office furniture, laptops, internet devices, tablets and computer accessories	Hewlett Packard, Toshiba, Sony, Samsung, Dell and Asus

Purchasing.

We purchase products from over 200 manufacturers and distributors. Our agreements with these manufacturers and distributors typically cover a one-year time period, are renewable at the option of the parties and are terminable upon 30 days written notice by either party. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal 2012, 73.0% of our total inventory purchases were from six vendors, including 26.4%, 22.2% and 9.4% of our total inventory purchases from Samsung, LG, and Sony, respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. We have no indication that any of our suppliers will discontinue selling us merchandise. Other than industry-wide shortages that occur from time to time, we have not experienced significant difficulty in maintaining adequate sources of merchandise, and we generally expect that adequate sources of merchandise will continue to exist for the types of products we sell.

Merchandising strategy.

We focus on providing a comprehensive selection of high-quality merchandise to appeal to a broad range of potential customers. Consistent with our good-better-best merchandising strategy, we offer a wide range of product selections from entry-level models through high-end models. We primarily sell brand name warranted merchandise. Our established relationships with home appliance, consumer electronic and furniture vendors and our affiliation with NATM, a major buying group with $5 billion in purchases annually, give us purchasing power that allows us to offer custom-featured appliances and electronics at prices that compare favorably with national retailers and provides us a competitive selling advantage over other independent retailers. Additionally, we are able to purchase furniture inventory in volumes that allow us to provide next-day delivery and at discounted prices, giving us a competitive advantage over smaller furniture retailers in the marketplace today. As part of our merchandising strategy, we operate two clearance centers with one in Houston and one in Dallas to help sell damaged, used or discontinued merchandise.

Pricing.

We emphasize competitive pricing on all of our products and maintain a low price guarantee on advertised items that is valid in all markets for 10 to 30 days after the sale, depending on the product. We offer promotionally priced products through specially discounted purchases from our vendors, allowing us to offer our customers unique bargains while maintaining acceptable profitability.

Finance operations

General.

We sell our products for cash or for payment through major credit cards and third-party financing, in addition to offering our customers financing through our proprietary credit programs. In the last three fiscal years, we financed, on average, approximately 61% of our retail sales through our credit program. We offer our customers financing through our installment payment plan. Additionally, some customers are eligible for no-interest financing plans. We use a third-party finance company to provide a portion of our no-interest financing offerings. We also use a third-party provider to offer a rent-to-own financing option to our customers. As of January 31, 2012, we employed over 390 full-time and part-time employees who focus on credit approval, collections and credit customer service. Employees in these operational areas are trained to follow our methodology in approving credit, collecting our accounts, and charging off any uncollectible accounts based on pre-determined aging criteria, depending on their area of responsibility.

The following table shows our product and repair service agreements sales, net of returns and allowances, by method of payment for the periods indicated.

	Year ended January 31,
	2012		2011		2010
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Cash and other credit cards	$150,627	23.6%	$197,700	30.6%	$253,977	35.9%
Credit portfolio:
In-house financing, incl. down payment	385,661	60.4	395,547	61.2	441,764	62.5
Third-party promotional financing	79,805	12.5	44,590	6.9	11,313	1.6
Third-party rent-to-own option	22,345	3.5	8,401	1.3	—	0.0

Total from monthly payment options	487,811	76.4	448,538	69.4	453,077	64.1

Total all payment options	$638,438	100.0%	$646,238	100.0%	$707,054	100.0%

Our decisions to extend credit to our retail customers are made by our internal credit underwriting department located at our corporate office — separate and distinct from our retail sales department. In addition to an auto approval algorithm, we have two senior credit underwriter managers who direct 14 senior graders with an average of 12 years of credit experience with us and eight credit clerks. The team makes credit granting decisions using our proprietary underwriting process and oversees our credit underwriting process. Our underwriting process considers one or more of the following elements: credit bureau reporting; income verification; current income and debt levels; a review of the customer’s previous credit history with us; the credit risk of the particular products being purchased and the level of the down payment made at the time of purchase.

We have developed a proprietary standardized underwriting model that provides credit decisions, including down payment amounts and credit terms, based on customer risk, income level and product risk. We automatically approved approximately 40.8% of all credit applications that were used in purchases of products from us during fiscal 2012, and the remaining credit decisions are based on evaluation of the customer’s creditworthiness by a qualified in-house credit underwriter. In order to improve the speed and consistency of underwriting decisions, we continually review our auto approval algorithm and, during the quarter ended January 31, 2012, we were able to improve the percentage of credit applications used in purchases of products from us that were automatically approved to 52.2%. For certain credit applicants that may have past credit problems or lack or credit history, we use using stricter underwriting criteria. The additional requirements include verification of employment and recent work history, reference checks and higher required down payment levels.

Part of our ability to control delinquency and net charge-off is based on the level of down payments that we require, the maximum contract terms we allow and the purchase money security interest that we obtain in the product financed which reduce our credit risk and increase our customers’ ability and willingness to meet their future obligations. We require the customer to purchase or provide proof of credit property insurance coverage to offset potential losses relating to theft or damage of the product financed.

Approximately 98% of the balances in the credit portfolio are installment accounts, which are paid over a specified period of time with set monthly payments. Effective February 29, 2012, we stopped offering our customers the ability to make purchases using in-house revolving charge accounts, which account for the remaining 2% of the balances in the credit portfolio. We are no longer providing revolving charge accounts under our in-house credit program because we believe that the structure of installment credit accounts results in better credit performance with our core customer, and because of the limited amount currently outstanding under our revolving charge program. We do offer a Conn’s-branded revolving charge program through a third-party consumer lender. Most of our installment accounts provide for payment over 12 to 36 months, with the average account remaining outstanding for approximately 14 to 16 months.

Credit monitoring and collections.

In addition to our underwriting personnel, as of January 31, 2012, we employed approximately 360 people in our collections department who service 100% of our active customer credit portfolio. Our in-house, credit-financed sales are secured by the products purchased, which we believe gives us a distinct advantage over other creditors when pursuing collections, especially given that many of the products we finance are necessities for the home. We employ an intensive credit collection strategy that includes dialer-based calls, virtual calling and messaging systems, inside collectors that contact borrowers at phone numbers they provide, field collectors that contact borrowers at their home, collection letters, a legal staff that files lawsuits and attends bankruptcy hearings and voluntary repossession.

We closely monitor the credit portfolios to identify delinquent accounts early and dedicate resources to contacting customers concerning past due accounts. We believe that our unique underwriting model, secured interest in the products financed, required down payments, local presence, ability to work with customers relative to their product, service and credit insurance needs, and the flexible financing alternatives we offer help mitigate the loss experience on our portfolio. In addition, our customers have the opportunity to make their monthly payments in our stores, and approximately 60% of our active credit accounts did so at some time during the twelve months ended January 31, 2012. We believe that these factors help us maintain a relationship with the customer that keeps losses lower while encouraging repeat purchases.

Our collection activities involve a combination of efforts that take place in our Beaumont and San Antonio, Texas collection centers, and field collection efforts that involve a visit by an in-house collector or third-party to the customer’s home. We maintain a predictive dialer system, including virtual collection systems, and letter campaigns that help us contact and speak to customers daily. We also maintain an experienced skip-trace department that utilizes current technology to locate customers who have moved and left no forwarding address. Our field collectors provide on-site contact with the customer to assist in the collection process or, if needed, to voluntarily repossess the product in the event of non-payment. As part of our effort to work with our customers to achieve and maintain a habit of making consistent monthly payments on their credit accounts with us, we will, at times, extend their contractual payment terms, also known as re-aging, which usually results in updating the past due status of the account to reflect it as current. Typically, we will agree to re-age an account when a customer has experienced a financial hardship, such as temporary loss of employment, if, after discussing the situation with the customer, we validate that they will be able to resume making their regularly scheduled payments. Generally, for the re-age process to be completed, the customer is required to pay the greater of interest on the account for the number of months re-aged or a full monthly payment. An account can be re-aged multiple times over its life, but the use of the re-age program is limited and must comply with Company guidelines. We believe our re-aging programs reduce our ultimate net charge-offs and enhance our ability to collect the full amounts due to us from sales under our credit programs and results in building long-term relationships with those customers that help drive future sales. During fiscal year 2012, based on analysis of the performance of re-aged receivables and considering the cost of collections, we revised our re-aging program to limit the maximum number of months an account can be re-aged, over the life of the contract, to 12 months. This change has resulted in delinquent, highly-re-aged accounts moving through delinquency to charge-off status more quickly, reducing the number of accounts in the active portfolio. While it has resulted in higher charge-off expense than we otherwise would have incurred, we believe the effect is temporary and it has allowed us to reduce servicing costs. Repossessions are made when it is clear that the customer is unwilling to establish a reasonable payment program and voluntarily relinquishes control of the purchased merchandise to our field collectors. Our legal department processes our legal collection efforts and helps handle any legal issues associated with the collection process.

Effective July 31, 2011, we changed our charge-off policy, such that we deem an account to be uncollectible and charge it off if the account is more than 209 days past due at the end of a month. Prior to July 31, 2011, our charge-off policy required an account to be charged-off if it was 120 days or more past due and we had not received a payment in the last seven months. As with our re-age policy change, this has resulted in delinquent accounts charging off more quickly, allowing us to reduce servicing cost and focus our collection resources on accounts that we believe have a higher likelihood of paying. Over the last 36 months, we have recovered approximately 5.5% of charged-off amounts through our collection activities. The income that we realize from the customer receivables portfolio depends on a number of factors, including credit losses. Therefore, it is to our advantage to manage the portfolio to minimize the combined servicing cost and net losses on the credit portfolio to maximize profitability, including the contribution from the retail sale.

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

The following tables present, for comparison purposes, information about our credit portfolios (dollars in thousands, except average outstanding customer balance):

	Year ended January 31,
	2012	2011	2010
Total outstanding balance (period end)	$643,301	$675,766	$736,041
Percent of total outstanding balances represented by balances over 36 months old (period end) (1)	2.6%	3.0%	2.9%
Percent of total outstanding balances represented by balances over 48 months old (period end) (1)	0.5%	0.8%	0.9%
Average outstanding customer balance	$1,329	$1,285	$1,335
Number of active accounts (period end)	484,169	525,950	551,312
Account balances 60+ days past due (period end) (2)	$55,190	$58,042	$73,391
Percent of balances 60+ days past due to total outstanding balance (period end)	8.6%	8.6%	10.0%
Percent of balances 60-209 days past due to total outstanding balance (period end)	8.6%	7.0%	8.3%
Total account balances re-aged (period end) (2)	$88,863	$133,560	$148,445
Percent of reaged balances to total outstanding balance (period end)	13.8%	19.8%	20.2%
Account balances re-aged more than six months (period end)	$38,182	$58,001	$60,947
Weighted average credit score of outstanding balances	602	591	586
Total applications processed	734,748	778,161	825,425
Percent of retail sales financed, including downpayment received	60.4%	61.2%	62.5%
Weighted average origination credit score of sales financed	621	624	620
Total applications approved	58.1%	58.0%	58.3%
Average down payment	5.3%	5.3%	6.9%
Average total outstanding balance	$626,438	$699,284	$743,746
Bad debt charge-offs (net of recoveries) (3)	$46,939	$51,116	$37,416
Percent of bad debt charge-offs (net of recoveries) to average outstanding balance, annualized (3)	7.5%	7.3%	5.0%
Estimated percent of re-age balances collected (4)	69.3%	75.6%	83.1%
Percent of total outstanding balance represented by promotional receivables	14.8%	12.4%	15.3%
Weighted average monthly payment rate (5)	5.60%	5.37%	5.23%
Percent of retail sales paid for by third-party financing	12.5%	6.9%	1.6%
Percent of retail sales paid for by third-party rent-to-own option	3.5%	1.3%	0.0%

(1)	Includes installment accounts only. Balances included in over 48 month totals are also included in balances over 36 months’ old totals.
(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts. Re-aged portfolio data was adjusted to include certain refinanced account balances not previously included.
(3)	On July 31, 2011, we revised our charge-off policy to require an account that is delinquent more than 209 days at month end to be charged-off. The change in policy had the impact of accelerating approximately $5.9 million in net charge-offs which were charged against previously provided bad debt reserves. This negatively impacted the net charge-off rate in the current year period by approximately 90 basis points.
(4)	Is calculated as 1 minus the percent of actual bad-debt charge-offs (net of recoveries) of re-age balances as a percentage of average re-age balances. The re-age bad debt charge-offs are included as a component of Percent of bad debt charge-offs (net of recoveries) to average outstanding balance.
(5)	12-month average of gross cash payments as a percentage of gross principal balances outstanding at the beginning of each month in the period.

Historical Static Loss Table

The following static loss analysis calculates the percentage of balances charged off, based on the year the credit account was originated and the period the balance was charged off. The percentage computed below is calculated by dividing the cumulative net amount charged off since origination by the total balance of accounts originated during the applicable fiscal year. The net charge-off was determined by estimating, on a pro rata basis, the amount of the recoveries received during a period that were allocable to the applicable origination period.

	Cumulative loss rate as a% of balance originated
Fiscal Year	Years from origination
of Origination	0	1	2	3	4	5	6	7
2005	0.3%	1.7%	3.4%	4.3%	4.7%	4.9%	5.0%	5.0%
2006	0.3%	1.9%	3.6%	4.8%	5.4%	5.7%	5.7%
2007	0.2%	1.7%	3.5%	4.6%	5.4%	5.6%
2008	0.2%	1.8%	3.6%	5.0%	5.7%
2009	0.2%	2.0%	4.6%	6.0%
2010	0.2%	2.4%	4.5%
2011	0.4%	2.6%
2012	0.2%

Store operations

Stores.

We currently operate 65 retail and clearance stores in Texas, Louisiana and Oklahoma and have plans to open five to seven stores and to close one store during fiscal year 2013. The following table summarizes the number of stores we currently operate in each of our markets, the number of freestanding and strip mall stores in each market and the calendar year in which we opened our first store in each market:

	Number of Stores		First
	Stand	Strip	Store
Market	Alone	Mall	Opened
Houston	5	17	1983
San Antonio/Austin	4	6	1994
Golden Triangle (Beaumont, Port Arthur, Lufkin and Orange, Texas and Lake Charles, Louisiana)	1	5	1937
Baton Rouge/Lafayette	1	4	1975
Corpus Christi	1	1	2002
Dallas/Fort Worth	1	14	2003
South Texas	—	3	2004
Oklahoma	—	2	2008

Total	13	52

Our stores have an average selling space of approximately 22,000 square feet, plus a rear storage area averaging approximately 5,500 square feet for fast-moving or smaller products that customers prefer to carry out rather than wait for in-home delivery. Two of our stores are clearance centers for discontinued product models, damaged merchandise, returns and repossessed products and are located in our Houston and Dallas markets, providing 38,250 square feet of combined selling space.

We have not updated many of our stores in the last three fiscal years. However, we have begun to update our stores to a new prototype store model and implement it at new locations and in existing locations in which the market demands support the required design changes. We believe the new store model better presents our core product categories of furniture and mattresses, home appliances and consumer electronics to our customers. Additionally, the new design allocates additional floor space to furniture and mattresses to allow us to continue to expand the product selection. As we continue to add new stores or update or replace existing stores, we intend to modify our floor plan to include elements of this new model. All of our updated stores, as well as our new stores, include modern interior selling spaces featuring attractive signage and display areas specifically designed for each major product type. Our prototype store for future expansion has from 25,000 to 35,000 square feet of retail selling space and a rear storage area of between 3,000 and 5,000 square feet. Our investment to update our existing stores to the new store model is expected to be approximately $500,000 per store, and we expect these improvements to benefit sales at those stores over time. We continuously evaluate our existing and potential sites to position our stores in desirable locations and relocate stores that are not properly positioned. We typically lease rather than purchase our stores to retain the flexibility of managing our financial commitment to a location if we later decide that the store is performing below our standards or the market would be better served by relocation. After updating, expanding or relocating a store, we expect to increase same store sales at the store.

Store economics.

We lease 62 of our 65 current store locations, with an average monthly rent of approximately $20,700. Our average per store investment for new leased stores is expected to be between $1.0 million and $1.5 million, including leasehold improvements (net of tenant improvement allowances), fixtures and equipment and inventory (net of accounts payable), but excluding the capital required to support the credit portfolio balances generated by the sales of the store.

During fiscal year 2012, our non-clearance center stores, excluding those that are part of our closing plans, generated average total retail revenues of approximately $10.1 million each and an average operating margin of approximately 12%, before credit and insurance revenues and before allocation of advertising, delivery and other overhead expenses.

Personnel and compensation.

We staff a typical store with a store manager, an assistant manager, an average of 17 sales personnel and other support staff, including cashiers and/or porters based on store size and location. Managers have an average tenure with us of approximately six years and typically have prior sales floor experience. In addition to store managers, we have eight district management personnel, including district managers and district operations managers, which generally oversee from 10 to 20 stores in each market. The senior management team of retail operations has an average of approximately 12 years of experience with us.

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

Training.

New sales personnel must complete an intensive two-week classroom training program in the markets where they will be assigned, under the direction of sales management personnel in those markets. Installation and delivery staff and service personnel receive training through an on-the-job program in which individuals are assigned to an experienced installation and delivery or service employee as helpers prior to working alone. In addition, our employees benefit from on-site training conducted by many of our vendors.

We attempt to identify store manager candidates early in their careers with us and place them in a defined program of training. They attend our in-house training program, which provides guidance and direction for the development of managerial and supervisory skills. After completion of the training program, manager candidates work as assistant managers for six to twelve months and are then allowed to manage one of our smaller stores, where they are supervised closely by the store’s district manager. We give new managers an opportunity to operate larger stores as they become more proficient in their management skills. Each store manager attends mandatory training sessions on a monthly basis and also attends sales training meetings where participants receive and discuss new product information.

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

Our website provides customers the ability to apply for credit and purchase our products on-line. The website averaged approximately 10,000 credit applications per month during fiscal 2012. The website is linked to a call center, allowing us to better assist customers with their credit and product needs.

Distribution and inventory management

We have four regional distribution centers located in Houston, San Antonio, Dallas and Beaumont, Texas and smaller cross-dock facilities in Lafayette, Louisiana and Austin and Harlingen, Texas. This enables us to deliver products to our customers quickly, reduces inventory requirements at the individual stores and facilitates regionalized inventory and accounting controls.

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

We maintain a fleet of tractors and trailers and use a third-party provider to move products from market to market and from distribution centers to stores to meet customer needs. We outsource the majority of our in-home deliveries to a third party. Our fleet of home delivery vehicles enables our highly-trained delivery and installation specialists, in combination with the outsourced distribution arrangements to quickly complete the sales process, enhancing customer service. We receive a delivery fee based on the products sold and the services needed to complete the delivery.

Product support services

Credit insurance.

Acting as agents for unaffiliated insurance companies, we offer credit life, credit disability, credit involuntary unemployment and credit property insurance, which we collectively refer to as credit insurance, at all of our stores on sales financed under our credit programs. These products cover payment of the customer’s credit account in the event of the customer’s death, disability or involuntary unemployment or if the financed property is lost or damaged. We receive sales commissions from the unaffiliated insurance company at the time we sell the coverage, and we receive retrospective commissions, which are additional commissions paid by the insurance carrier if insurance claims are less than earned premiums. We recognize our commission on the sale of these third-party insurance contracts in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned.

We require proof of property insurance on all installment credit purchases, although we do not require that customers purchase this insurance from us. During fiscal 2012, approximately 84.1% of our credit customers purchased one or more of the credit insurance products we offer, and approximately 20.8% purchased all of the insurance products we offer. Commission revenues from the sale of credit insurance contracts represented approximately 2.5%, 2.5% and 2.2% of total revenues for fiscal years 2012, 2011 and 2010, respectively.

Repair service agreements.

We provide service for all of the products we sell and only for the products we sell. Customers purchased repair service agreements that we sell for third-party insurers on products representing approximately 48% of our total product sales for fiscal 2012. These agreements broaden and extend the period of covered manufacturer warranty service for up to four years from the date of purchase, depending on the product. These agreements are sold at the time the product is purchased. Customers may finance the cost of the agreements along with the purchase price of the associated product. Through a third-party, customers are contacted prior to the expiration of the repair service agreement period to provide them the opportunity to purchase an extended period of coverage, and we receive a commission on each sale.

We have contracts with unaffiliated third-party insurers that issue the initial repair service agreements to cover the costs of repairs performed under these agreements. The initial service agreement is between the customer and the independent third-party insurance company, and, through our agreements with the third-party insurance company, we are obligated to provide service when it is needed under each agreement sold. We receive a commission on the sale of the contract, which is recognized in revenues at the time of the sale, and we receive retrospective commissions, which are additional commissions paid by the insurance carrier over time if the cost of repair claims are less than earned premiums. Additionally, we bill the insurance company for the cost of the service work that we perform. We are the obligor under renewal contracts sold prior to March 1, 2012. Under these company-obligor renewal contracts, we recognize revenues received, and direct selling expenses incurred, over the life of the contracts, and expense the cost of the service work performed as products are repaired. After March 1, 2012, we began offering a renewal program through an unaffiliated third-party insurer and receive a commission on the sale of the contract, which will be recognized in revenues during the period the contract is sold.

Of the 14,000 repairs, on average, that we perform each month, approximately 48.3% are covered under repair service agreements, approximately 35.6% are covered by manufacturer warranties and the remainders are cash and customer accommodation repairs. Revenues from the sale of repair service agreements and the other product protection products that we sell represented approximately 6.4%, 5.7% and 5.6% of net sales during fiscal years 2012, 2011 and 2010, respectively.

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

We employ Nortel telephone switches and a Noble Systems hosted predictive dialer, as well as a redundant data network and cable plant, to improve the efficiency of our collection and overall corporate communication efforts.

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

We are currently assessing our information system needs and capabilities and are exploring updating or replacing several of the systems used in our day-to-day operations.

Competition

According to the U.S. Department of Commerce – Bureau of Economic Analysis, consumer electronics spending reached $117.3 billion in 2011, a 3.5% increase from 2010. Televisions accounted for $38.6 billion of the overall personal consumption expenditures, compared to $37.4 billion the prior year. Personal computers and peripheral equipment accounted for $50.5 billion of the overall expenditures, compared to $47.4 billion in the prior year. As measured by Twice, the top 100 consumer electronics retailers in the United States reported consumer electronic sales of $127.8 billion in 2010, a 5.8% increase from the $120.8 billion reported in 2009. The consumer electronics market is highly fragmented with sales coming from large appliance and electronics superstores, national chains, small regional chains, single-store operators, and consumer electronics departments of selected department and discount stores. We estimate, based on data provided in Twice, that Best Buy and Wal-Mart, the two largest consumer electronics retailers, together accounted for approximately 41% of the total electronics sales attributable to the 100 largest retailers in 2010. Based on revenue in 2010, we were the 34th largest retailer of consumer electronics in the United States. For the twelve months ended January 31, 2012, we generated $229.4 million, or 38.5%, of total product sales from the sale of consumer electronics.

According to the Bureau of Economic Analysis, personal consumption expenditures for home appliances were $40.9 billion in 2011, an increase of less than 1% from $40.5 billion in 2010. Major household appliances, such as refrigerators and washer/dryers, account for over 80% of this total at $34.5 billion in 2011. Based on data published in Twice, the top 100 major appliance retailers reported sales of approximately $23.3 billion in 2010, an increase of approximately 5.7% from reported sales in 2009 of approximately $22.0 billion. The retail appliance market is large and concentrated among a few major dealers, with sales coming primarily from large appliance and electronics superstores, national chains, small regional chains and home improvement centers. Sears has been the leader in the retail appliance market, with a market share of the top 100 retailers of approximately 32% in 2010 and in 2009. Lowe’s and Home Depot held the second and third place positions, respectively, in national market share in 2010. We were the 11th largest appliance retailer in the United States in 2010. For the twelve months ended January 31, 2012, we generated $188.5 million, or 31.6%, of total product sales from the sale of home appliances.

According to the U.S. Department of Commerce — Bureau of Economic Analysis, personal consumption expenditures for household furniture were estimated to be approximately $83.9 billion in 2011, up from $81.6 billion in the prior year. The household furniture and mattress market is highly fragmented with sales coming from manufacturer-owned stores, independent dealers, furniture centers, specialty sleep product stores, national and local chains, mass market retailers, department stores and, to a lesser extent, home improvement centers, decorator showrooms, wholesale clubs, catalog retailers, and the Internet.

Based on data from the Federal Reserve System, estimated total consumer credit outstanding, which excludes primarily loans secured by real estate, was $2.50 trillion as of December 31, 2011, up 3.6% from $2.41 trillion at December 31, 2010. Consumers obtain credit from banks, credit unions, finance companies and non-financial businesses that offer credit, including retailers. The credit obtained takes many forms, including revolving (e.g., credit cards) or fixed-term (e.g., automobile loans) credit, and at times is secured by the products being purchased.

We compete primarily based on enhanced customer service and customer shopping experience through our unique sales force training and product knowledge, next day delivery capabilities, offering of financing options for most customers, including our proprietary in-house credit program, guaranteed low prices and product repair service.

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

Employees

As of January 31, 2012, we had approximately 2,460 full-time employees and 90 part-time employees, of which approximately 1,140 were sales personnel. We offer a comprehensive benefits package including health, life, short—and long-term disability, and dental insurance coverage as well as a 401(k) plan, employee stock purchase plan, paid vacation and holiday pay, for eligible employees. None of our employees are subject to collective bargaining agreements governing their employment with us, and we believe that our employee relations are good. We have a formal dispute resolution plan that requires mandatory arbitration for employment-related issues.

Tradenames and trademarks

We have registered the trademarks “Conn’s”, “Conn’s Home Plus”, “YES Money”, “YE$ Money”, “SI Money” and our logos.

Available information.

We are subject to reporting requirements of the Securities and Exchange Act of 1934, or the Exchange Act, and its rules and regulations. The Exchange Act requires us to file reports, proxy and other information statements and other information with the Securities and Exchange Commission (SEC). Copies of these reports, proxy statements and other information can be inspected a copied at the SEC Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain these materials electronically by accessing the SEC’s home page on the Internet at www.sec.gov.

Our board has adopted a code of business conduct and ethics for our employees, code of ethics for our chief executive officer and senior financial professionals and a code of business conduct and ethics for our board of directors. A copy of these codes are published on our website at www.conns.com under “Investor Relations — Corporate Governance.” We intend to make all required disclosures concerning any amendments to, or waivers from, these codes on our website. In addition, we make available, free of charge on our Internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading “Investor Relations — SEC Filings,” by accessing our website at www.conns.com.

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

We are reinstating our new store opening program during fiscal year 2013, with plans to open five to seven new stores. New stores are not likely to be profitable on an operating basis during the first three to nine months after they open and even after that time period may not be profitable or meet our goals. Any of these circumstances could have a material adverse effect on our financial results. There are a number of factors that could affect our ability to open and operate new stores consistent with our business plan, including:

•	The availability of additional financial resources;

•	The availability of favorable sites in existing, adjacent and new markets at price levels consistent with our business plan;

•	Competition in existing, adjacent and new markets;

•	Competitive conditions, consumer tastes and discretionary spending patterns in adjacent and new markets that are different from those in our existing markets;

•	A lack of consumer demand for our products or financing programs at levels that can support new store growth;

•	Inability to make customer financing programs available that allow consumers to purchase products at levels that can support new store growth;

•	Limitations created by covenants and conditions under our revolving credit facility;

•	The substantial outlay of financial resources required to open new stores and the possibility that we may recognize little or no related benefit;

•	The inability to identify suitable sites and to negotiate acceptable leases for these sites;

•	An inability or unwillingness of vendors to supply product on a timely basis at competitive prices;

•	The failure to open enough stores in new markets to achieve a sufficient market presence and realize the benefits of leveraging our advertising and our distribution system;

•	Unfamiliarity with local real estate markets and demographics in adjacent and new markets;

•	Problems in adapting our distribution and other operational and management systems to an expanded network of stores;

•	Difficulties associated with the hiring, training and retention of additional skilled personnel, including store managers; and

•	Higher costs for print, radio and television advertising.

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

At the time we re-initiate our store opening plan and begin growing our store base, we will face many business risks associated with growing companies, including the risk that our management, financial controls and information systems will be inadequate to support our expansion in the future. Our growth will require management to expend significant time and effort and additional resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing, warehousing and distribution systems and employee training programs. We cannot predict whether we will be able to effectively manage these increased demands or respond on a timely basis to the changing demands that our expansion will impose on our management, financial controls and information systems. If we fail to manage successfully the challenges of growth, do not continue to improve these systems and controls or encounter unexpected difficulties during expansion, our business, financial condition, operating results or cash flows could be materially adversely affected.

We may expand our retail offerings which may have different operating or legal requirements than our current operations.

In addition to the retail and consumer finance products we currently offer, we may offer other products and services in the future, including new financing products. These products and services may require additional or different operating systems or have additional or different legal or regulatory requirements than the products and services we currently offer. In the event we undertake such an expansion and do not have the proper infrastructure or personnel, or do not successfully execute such an expansion, our business, financial condition, operating results or cash flows could be materially adversely affected.

A decrease in our credit sales or a decline in credit quality could lead to a decrease in our product sales and profitability.

In the last three fiscal years, we financed, on average, including down payments, approximately 61% of our retail sales through our in-house propriety credit programs to customers with a broad range of credit worthiness. A large portion of our credit portfolio is to customers considered by many to be subprime borrowers. Our ability to provide credit as a financing alternative for our customers depends on many factors, including the quality of our customer receivables portfolio. Payments on some of our credit accounts become delinquent from time to time, and some accounts end up in default, due to several factors, such as general and local economic conditions, including the impact of rising interest rates and unemployment rates. As we expand into new markets, we will obtain new credit accounts that may present a higher risk than our existing credit accounts since new credit customers do not have an established credit history with us. A general decline in the quality of our customer receivable portfolio could lead to a reduction in the advance rates used or eligible customer receivable balances included in the borrowing base calculations under our revolving credit facility and thus a reduction of available credit to fund our finance operations. As a result, if we are required to reduce the amount of credit we grant to our customers, we most likely would sell fewer products, which would adversely affect our financial condition, operating results and cash flows. Further, because approximately 60% of our credit customers have historically made their credit account payments in our stores, any decrease in credit sales could reduce traffic in our stores and lower our revenues. A decline in the credit quality of our credit accounts could also cause an increase in our credit losses, which would result in an adverse effect on our earnings. A decline in credit quality could also lead to stricter underwriting criteria which would likely have a negative impact on net sales.

We have significant future capital needs and the inability to obtain funding for our credit operations may adversely affect our business and expansion plans.

We currently finance our customer receivables through an asset-based loan facility that provides $450.0 million in financing commitments. As of January 31, 2012, we had $314.5 million outstanding under our asset-based revolving credit facility, including standby letters of credit issued. Our ability to raise additional capital through expansion of our asset-based loan facility, future securitization transactions or other debt or equity transactions, and do so on economically favorable terms, depends in large part on factors that are beyond our control.

These factors include:

•	Conditions in the securities and finance markets generally;

•	Our credit rating or the credit rating of any securities we may issue;

•	Economic conditions;

•	Conditions in the markets for securitized instruments, or other debt or equity instruments;

•	The credit quality and performance of our customer receivables;

•	Our overall sales performance and profitability;

•	Our ability to provide or obtain financial support for required credit enhancement;

•	Our ability to adequately service our financial instruments;

•	Our ability to meet debt covenant requirements; and

•	Prevailing interest rates.

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

In addition, we historically used our customer receivables as collateral to raise funds through securitization programs. In fiscal 2011, we completed amendments to our existing credit facilities and our terminated securitization facilities to obtain relief from potential covenant violations and revise certain covenant requirements. If we require amendments in the future and are unable to obtain such amendments or we are unable to arrange substitute financing facilities or other sources of capital, we may have to limit or cease offering credit through our finance programs due to our inability to draw under our revolving credit facility upon the occurrence of a default. If availability under the borrowing base calculations of our revolving credit facility is reduced, or otherwise becomes unavailable, or we are unable to arrange substitute financing facilities or other sources of capital, we may have to limit the amount of credit that we make available through our customer finance programs. A reduction in our ability to offer customer credit will adversely affect revenues and results of operations and could have a material adverse effect on our results of operations. Further, our inability or limitations on our ability to obtain funding through securitization facilities or other sources may adversely affect our profitability under our credit programs if existing customers fail to repay outstanding credit due to our refusal to grant additional credit.

Additionally, the inability of any of the financial institutions providing our financing facilities to fund their commitment would adversely affect our ability to fund our credit programs, capital expenditures and other general corporate needs.

If we are unable to renew or replace our existing credit facilities in the future, we would be required to reduce, or possibly cease, offering customers credit, which could adversely affect our revenues and results of operations in the same manner as discussed above.

Failure to comply with our covenants in our credit facilities could materially and adversely affect us.

Under our existing asset-based lending (ABL) facility we have certain obligations, including maintaining certain financial covenants. If we fail to maintain the financial covenants in our credit facility and are not able to obtain relief from any covenant violation, then an event of default could occur and the lenders could cease lending to us and accelerate the payments of our debt. Any such action by the lenders could materially and adversely affect us and could even result in bankruptcy. While we are in compliance with the covenants in our existing facilities, if our retail and credit operation performance deteriorates, we could be in breach of one or more covenants.

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

Because most of our customer receivables have interest rates equal to the highest rate allocated under applicable law, we would not be able to pass higher borrowing costs along to our customers and our results of operations would be negatively impacted. The interest rates on our revolving credit facility fluctuate up or down based upon the LIBOR rate, the prime rate of our administrative agent or the federal funds rate. The level of interest rates in the market in general will impact the interest rate on any debt instruments issued, if any. Additionally, we may issue debt securities or enter into credit facilities under which we pay interest at a higher rate than we have historically paid which would further reduce our margins and negatively impact our results of operations.

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

We may be unable to collect a large portion of periodic credit payments should our stores close as many of our customers remit payments in-store. During the course of fiscal 2012, approximately 60% of our active credit customers made a payment in one of our stores. In the event of store closings, credit customers may not pay balances in a timely fashion, or may not pay at all, since a large number of our customers have not traditionally made payments to a central location.

In addition, we service all of our active credit customers through our in-house servicing operation. At this time, there is not a formalized back-up servicer plan in place for our customer receivables. In the event of our liquidation, a servicing arrangement would have to be implemented, which could materially impact the collection of our customer receivables.

In deciding whether to extend credit to customers, we rely on the accuracy and completeness of information furnished to us by or on behalf of our credit customers. If we and our systems are unable to detect any misrepresentations in this information, this could have a material adverse effect on our results of operations and financial condition.

In deciding whether to extend credit to customers, we rely heavily on information furnished to us by or on behalf of our credit customers and our ability to validate such information through third-party services, including employment and personal financial information. If a significant percentage of our credit customers intentionally or negligently misrepresent any of this information, and we or our systems did not detect such misrepresentations, it could have a material adverse effect on our ability to effectively manage our credit risk, which could have a material adverse effect on our results of operations and financial condition.

Our policy of re-aging certain delinquent borrowers affects our delinquency statistics and the timing and amount of our write-offs.

As of January 31, 2012, 13.8% of our credit portfolio consisted of “re-aged” customer receivables. Re-aging is offered to certain eligible past-due customers if they meet the conditions of our re-age policy. Our decision to offer a delinquent customer a re-age program is based on that borrower’s specific condition, our history with the borrower, the amount of the loan and various other factors. When we re-age a customer’s account, we move the account from a delinquent status to a current status. Management exercises a considerable amount of discretion over the re-aging process and has the ability to re-age an account multiple times during its life. During fiscal year 2012, we put a policy in place to limit the number of months an account can be re-aged over the life of the account to 12 months. Treating an otherwise uncollectible account as current affects our delinquency statistics, as well as impacting the timing and amount of charge-offs. If these accounts had been charged off sooner, our net loss rates might have been higher.

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

We make significant use of business and financial models in connection with our efforts to measure and monitor our risk exposures and to manage our credit portfolio. For example, we use models as a basis for credit underwriting decisions, portfolio delinquency, charge-off and collection expectations and other market risks, based on economic factors and our experience. The information provided by these models is used in making business decisions relating to strategies, initiatives, transactions and pricing, as well as our the size of our allowance for doubtful accounts, among other accounting estimates.

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

In addition, we continually receive new economic data. Our critical accounting estimates, such as the size of our allowance for doubtful accounts, are subject to change, often significantly, due to the nature and magnitude of changes in economic conditions. However, there is generally a lag between the availability of this economic information and the preparation of our consolidated financial statements. When economic conditions change quickly and in unforeseen ways, there is a risk that the assumptions and inputs reflected in our models are not representative of current economic conditions.

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

The recent economic downturn has affected consumer purchases from us as well as their ability to repay their credit obligations to us, which could have a continued or prolonged negative effect on our net sales, gross margins and credit portfolio performance.

Many factors affect spending, including regional or world events, war, conditions in financial markets, general business conditions, interest rates, inflation, energy and gasoline prices, consumer debt levels, the availability of consumer credit, taxation, unemployment trends and other matters that influence consumer confidence and spending. Our customers’ purchases of our products decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. Recent turmoil in the national economy, including instability in the financial markets, consumer confidence and oil prices have negatively impacted our markets and may present significant challenges to our operations in the future. If this occurs, our net sales and results of operations would decline.

We face significant competition from national, regional, local and Internet retailers of home appliances, consumer electronics and furniture.

The retail market for consumer electronics and furniture is highly fragmented and intensely competitive and the market for home appliances is concentrated among a few major dealers. We currently compete against a diverse group of retailers, including national mass merchants such as Sears, Wal-Mart, Target, Sam’s Club and Costco, specialized national retailers such as Best Buy and Rooms To Go, home improvement stores such as Lowe’s and Home Depot, and locally-owned regional or independent retail specialty stores that sell home appliances, consumer electronics and furniture similar, and often identical, to those items we sell. We also compete with retailers that market products through store catalogs and the Internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time.

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

The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers such as General Electric, Whirlpool, Frigidaire, Friedrich, Maytag, LG, Mitsubishi, Samsung, Sony, Toshiba, Dell, Asus, Bose, Serta, Therapedic, Franklin, Jackson, Albany, Bassett, Hewlett Packard, Poulan, Husqvarna and Toro. We do not have long-term supply agreements or exclusive arrangements with the majority of our vendors. We typically order our inventory and repair parts through the issuance of individual purchase orders to vendors. We also rely on our suppliers for cooperative advertising support. We may be subject to rationing by suppliers with respect to a number of limited distribution items. In addition, we rely heavily on a relatively small number of suppliers. Our top six suppliers represented 72.0% of our purchases for fiscal 2012, and the top two suppliers represented approximately 48.6% of our total purchases. The loss of any one or more of these key vendors or failure to establish and maintain relationships with these and other vendors, and limitations on the availability of inventory or repair parts could have a material adverse effect on our results of operations and financial condition. If one of our vendors were to go out of business, it could have a material adverse effect on our results of operations and financial condition if such vendor is unable to fund amounts due to us, including payments due for returns of product and warranty claims. Catastrophic events, such as the one which impacted Japan last year, could adversely impact the supply of products or components used by some of our vendors to make the products they supply to us and could adversely impact our results of operations.

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

Furthermore, we rely on credit from vendors to purchase our products. As of January 31, 2012, we had $44.7 million in accounts payable and $62.5 million in merchandise inventories. A substantial change in credit terms from vendors or vendors’ willingness to extend credit to us, including providing inventory under consignment arrangements, would reduce our ability to obtain the merchandise that we sell, which would have a material adverse effect on our sales and results of operations.

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

Our historical same store sales growth figures have fluctuated significantly from quarter to quarter. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

•	Changes in competition, such as pricing pressure, and the opening of new stores by competitors in our markets;

•	General economic conditions;

•	New product introductions;

•	Consumer trends;

•	Changes in our merchandise mix;

•	Changes in the relative sales price points of our major product categories;

•	Ability to offer credit programs attractive to our customers;

•	The impact of any new stores on our existing stores, including potential decreases in existing stores’ sales as a result of opening new stores;

•	Weather conditions in our markets;

•	Timing of promotional events;

•	Timing, location and participants of major sporting events;

•	Reduction in new store openings;

•	The percentage of our stores that are mature stores;

•	The locations of our stores and the traffic drawn to those areas;

•	How often we update our stores; and

•	Our ability to execute our business strategy effectively.

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

We understand that states’ attorneys general and private plaintiffs have filed lawsuits against other retailers relating to improper practices conducted in connection with the sale of credit insurance in several jurisdictions around the country. We offer credit insurance in our stores on sales financed under our credit programs and require the customer to purchase property insurance from us or provide evidence from a third-party insurance provider, at their election, in connection with sales of merchandise on installment credit; therefore, similar litigation could be brought against us.

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

Pending and potential litigation regarding alleged patent infringements could result in significant costs to us to defend what we consider to be spurious claims.

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

As of January 31, 2012, Stephens Inc. and The Stephens Group, LLC, two of our stockholders and their affiliated entities beneficially owned approximately 24.7% and 26.7%, respectively, of our common stock and their interests may conflict with the will or interests of our other equity holders. While Stephens Inc. and its affiliates hold their 24.7% of our common stock through a voting trust that will vote the shares in the same proportion as votes cast by all other stockholders, this voting trust agreement will expire in 2013, unless extended, and upon expiration Stephens Inc. and its affiliates will not be restricted on how it votes its shares. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.

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

Our 65 stores are located exclusively in Texas, Louisiana and Oklahoma. This subjects us to regional risks, such as the economy, weather conditions, hurricanes and other natural or man-made disasters. If the region suffers a continued or another economic downturn or any other adverse regional event, there could be an adverse impact on our net sales and results of operations and our ability to implement our planned expansion program. Several of our competitors operate stores across the United States and thus are not as vulnerable to the risks of operating in one region. Additionally, these states in general, and the local economies where many of our stores are located in particular, are dependent, to a degree, on the oil and gas industries, which can be very volatile. Additionally, because of fears of climate change and adverse effects of drilling explosions and oil spills in the Gulf of Mexico, legislation has been introduced or is being considered, and governmental emergency pronouncements, regulations and orders have been issued and are under consideration, including moratoriums on offshore drilling, which, combined with the local economic and employment conditions caused by both, could materially and adversely impact the oil and gas industries and the areas in which a majority of our stores are located in Texas and Louisiana. To the extent the oil and gas industries are negatively impacted by declining commodity prices, climate change or other legislation and other factors, we could be negatively impacted by reduced employment, or other negative economic factors that impact the local economies where we have our stores.

In addition, recent turmoil in the national economy, including instability in the financial markets, has impacted our local markets. A downturn in the general economy, or in the region where we have our stores, could have a negative impact on our net sales and results of operations.

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

We believe that our success and ability to compete depends in part on consumer identification of the name “Conn’s.” We have registered the trademarks “Conn’s”, “Conn’s Home Plus”, “YES Money”, “YE$ Money”, “SI Money” and our logos. We intend to protect vigorously our trademark against infringement or misappropriation by others. A third party, however, could attempt to misappropriate our intellectual property in the future. The enforcement of our proprietary rights through litigation could result in substantial costs to us that could have a material adverse effect on our financial condition or results of operations.

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

As we experienced in fiscal year 2008 with the change in the Texas tax law, legislation could be introduced at any time that changes our state tax liabilities in a way that has an adverse impact on our results of operations. The Texas margin tax, which is based on gross profit rather than earnings, can create significant volatility in our effective tax rate. The potential to enter new states in the future could adversely affect our results of operations, dependent upon the tax laws in place in those states.

Significant volatility in oil and gasoline prices could affect our customers’ determination to drive to our stores, and cause us to raise our delivery charges.

Significant volatility in oil and gasoline prices could adversely affect our customers’ shopping decisions and patterns. We rely heavily on our distribution system and our next day delivery policy to satisfy our customers’ needs and desires, and increases in oil and gasoline prices could result in increased distribution charges. Such increases may not significantly affect our competitors.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The following summarizes the geographic location of our stores, warehouse and distribution centers and corporate facilities by major market area as of January 31, 2012:

Geographic Location	No. of Locations	Leased Facilities	Total Square Feet	Storage Square Feet
Golden Triangle (1)	6	6	189,531	40,655
Louisiana	5	5	148,628	38,394
Houston	22	21	572,116	97,923
San Antonio/Austin	10	10	318,789	64,451
Corpus Christi	2	1	92,149	23,619
South Texas	3	3	91,697	15,484
Oklahoma	2	2	57,558	9,751
Dallas/Fort Worth	15	14	469,667	80,535

Store Totals	65	62	1,940,135	370,812
Warehouse/Distribution Centers	7	5	737,381	737,381
Service Centers	4	4	176,606	176,190
Corporate Offices	2	2	146,783	30,000

Total	78	73	3,000,905	1,314,383

(1)	Includes one store in Lake Charles, Louisiana.

ITEM 3. LEGAL PROCEEDINGS.

The Company has recently been included in various patent infringement claims and litigation, the outcomes of which are difficult to predict at this time. Due to the timing of these matters, the Company has determined that no reasonable estimates of probable costs for resolution can be ascertained at this time, and it is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. The Company also is involved in ordinary routine litigation and claims incidental to its business from time to time, and, as required, has accrued its estimate of the probable costs for the resolution of these matters, which are not expected to be material. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact the Company’s estimate of reserves for litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

The principal market for our common stock is the NASDAQ Global Select Market. Our common stock is listed on the NASDAQ Global Select Market under the symbol “CONN.” Information regarding the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported on NASDAQ is summarized as follows:

	High	Low
Quarter ended April 30, 2010	$10.33	$4.42
Quarter ended July 31, 2010	$9.94	$4.94
Quarter ended October 31, 2010	$6.35	$3.33
Quarter ended January 31, 2011	$4.98	$3.12
Quarter ended April 30, 2011	$6.91	$4.10
Quarter ended July 31, 2011	$9.98	$5.08
Quarter ended October 31, 2011	$9.49	$4.97
Quarter ended January 31, 2012	$12.97	$8.24

How many common stockholders do we have?

As of March 16, 2012, we had approximately 50 common stockholders of record and an estimated 3,300 beneficial owners of our common stock.

Did we declare any cash dividends in fiscal 2012 or fiscal 2011?

No cash dividends were paid in fiscal 2012 or 2011. We do not anticipate paying dividends in the foreseeable future. Any future payment of dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Have we had any sales of unregistered securities during the last year?

We have had no sales of unregistered securities during the past three fiscal years.

Have we purchased any of our securities during the past quarter?

We have not, and no one on our behalf and no affiliated purchasers has, purchased any of our securities during the past fiscal quarter.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected historical financial information as of and for the periods indicated. We have provided the following selected historical financial information for your reference. We have derived the selected statement of operations and balance sheet data as of January 31, 2012 and 2011 and for each of the years ended January 31, 2012, 2011, and 2010 from our audited consolidated financial statements. Balance sheet data as of January 31, 2010, 2009 and 2008 and statement of operations data for the years ended January 31, 2009 and 2008 has been derived from our unaudited consolidated financial statements which do not appear in this Form 10-K.

	Year Ended January 31,
	(dollars and shares in thousands, except per share amounts)
	2012	2011	2010	2009	2008
Statement Operations:
Revenues:
Product sales	$596,360	$608,443	$666,381	$743,729	$671,571
Repair service agreement commissions (1)	42,078	37,795	40,673	47,888	42,386
Service revenues (2)	15,246	16,487	22,115	21,121	22,997

Total net sales	653,684	662,725	729,169	812,738	736,954
Finance charges and other (3)	138,618	146,050	157,920	154,665	139,211

Total revenues	792,302	808,775	887,089	967,403	876,165
Costs and expenses:
Cost of goods sold, including warehousing and occupancy costs	455,493	474,696	529,227	573,984	502,196
Cost of parts sold, including warehousing and occupancy costs	6,527	7,779	10,401	9,638	8,379
Selling, general and administrative expense	237,911	239,806	258,579	259,588	251,854
Cost related to store closings (4)	7,096	—	—	—	—
Impairment of long-lived assets (4)	2,019	2,321	—	—	—
Goodwill impairment (5)	—	—	9,617	—	—
Provision for bad debts	53,555	51,404	48,779	38,628	27,296

Total costs and expenses	762,601	776,006	856,603	881,838	789,725

Operating income	29,701	32,769	30,486	85,565	86,440
Interest expense, net	22,457	28,081	21,986	24,620	25,337
Loss from early extinguishment of debt	11,056	—	—	—	—
Cost related to financing facilities terminated and transactions not completed	—	4,283	—	—	—
Other (income) expense (7)	70	339	(123)	117	(943)

Income (loss) before income taxes	(3,882)	66	8,623	60,828	62,046
Provision (benefit) for income taxes	(159)	1,138	4,319	22,633	21,802

Net income (loss)	$(3,723)	$(1,072)	$4,304	$38,195	$40,244

Earnings (loss) per common share:
Basic	$(0.12)	$(0.04)	$0.17	$1.54	$1.56
Diluted	$(0.12)	$(0.04)	$0.17	$1.53	$1.53
Average common shares outstanding:
Basic	31,860	26,091	24,910	24,863	25,728
Diluted	31,860	26,091	25,081	25,044	26,260

Other Financial Data:
Stores open at end of period	65	76	76	76	69
Same stores sales growth (8)	2.8%	(9.6%)	(13.8%)	2.0%	3.2%
Inventory turns (9)	5.2	5.5	6.0	6.0	5.6
Retail gross margin (10)	28.7%	26.5%	25.2%	27.5%	29.7%
Gross margin percentage (11)	41.7%	40.3%	39.2%	39.7%	41.7%
Operating margin (12)	3.7%	4.1%	3.4%	8.8%	9.9%
Ratio of earnings to fixed charges (13)	—	1.0	1.2	2.6	2.7
Return on average equity (14)	(1.1%)	(0.3%)	1.3%	12.7%	14.6%
Capital expenditures	$4,470	$3,028	$10,255	$17,597	$18,955
Rent expense (15)	$22,132	$23,334	$23,703	$22,242	$18,905
Percent of retail sales financed, including down payment	60.4%	61.2%	62.5%	67.2%	69.3%
Net charge-offs as a percent of average outstanding balance (16)	7.5%	7.3%	5.0%	4.4%	3.8%
Weighted average monthly payment rate (17)	5.6%	5.4%	5.2%	5.5%	5.7%

Balance Sheet Data:
Working capital	$357,884	$389,022	$329,325	$266,118	$378,376
Cash and cash equivalents	$6,265	$10,977	$12,247	$11,909	$11,024
Inventory	$62,540	$82,354	$63,499	$95,971	$81,495
Total customer accounts receivable	$643,301	$675,766	$736,041	$753,513	$654,867
Other accounts receivable, net	$38,715	$30,476	$23,254	$32,505	$27,722
Total assets	$783,298	$842,060	$889,509	$955,481	$833,970
Total debt, including current maturities	$321,704	$373,736	$452,304	$505,417	$468,119
Total stockholders’ equity	$353,371	$352,897	$328,366	$321,606	$279,372

(1)	Includes commissions from sales of third-party repair service agreements and replacement product programs, and income from company-obligor repair service agreements.
(2)	Includes revenues derived from parts sales and labor sales on products serviced for customers, both covered under manufacturer’s warranty and outside manufacturer’s warranty coverage.
(3)	Includes primarily interest income and fees earned on credit accounts and commissions earned from the sale of third-party credit insurance products. The Company has revised its prior period consolidated financial statements to correct its accounting for interest income on installment contracts included in Customer receivables. See Note 2 to the Company’s consolidated financial statements for further information. The impact of the revision was not material to any of the individual periods presented.
(4)	Includes the costs related to future lease charges and other costs and the write-off of impaired assets associated with store closings.
(5)	Includes the write-off of the carrying amount of goodwill after interim testing in the third quarter of fiscal 2010 determined that the goodwill was fully impaired.
(6)	Includes the write-off of unamortized financing fees associated with the terminated securitization program and costs incurred related to financing alternatives considered, but not completed.
(7)	Includes primarily gains or losses resulting from sales of fixed assets during the period.
(8)	Same store sales is calculated by comparing the reported sales for all stores that were open during the entirety of a period and the entirety of the same period during the prior fiscal year. Sales from closed stores, if any, are removed from each period. Sales from one store that we plan to close in the upcoming year have also been removed from each period for the fiscal year ended January 31, 2012. Sales from relocated stores have been included in each period because each such store was relocated within the same general geographic market. Sales from expanded stores have been included in each period.
(9)	Inventory turns are defined as the cost of goods sold, excluding warehousing and occupancy cost, divided by the monthly average product inventory balance, excluding consigned goods.
(10)	Retail gross margin percentage is defined as the sum of Product sales and Repair service agreement commissions less Cost of goods sold, divided by the sum of Product sales and Repair service agreement commissions.
(11)	Gross margin percentage is defined as Total revenues less Cost of goods and parts sold, including warehousing and occupancy cost, divided by Total revenues.
(12)	Operating margin is defined as Operating income divided by Total revenues.
(13)	Ratio of earnings to fixed charges is calculated as income before provision for income taxes plus fixed charges (excluding capitalized interest), divided by fixed charges. Fixed charges consist of the sum of interest expensed and capitalized, amortized premiums, discounts and capitalized expenses related to indebtedness and an estimate of the interest within rental expense. Due to our loss in the fiscal year ended January 31, 2012, the ratio coverage was less than 1:1. Additional earnings of $3.9 million would have been required to achieve a ratio of 1:1.
(14)	Return on average equity is calculated as current period net income divided by the average of the beginning and ending equity.
(15)	Rent expense includes rent expense incurred on our properties, equipment and vehicles, and is net of any rental income received.
(16)	Net charge-offs for the fiscal year divided by the average balance of the credit portfolio for the fiscal year.
(17)	Represents the weighted average of monthly gross cash collections received on the credit portfolio as a percentage of the average monthly beginning portfolio balance for each period.

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

•	The ability of the financial institutions providing lending facilities to us to fund their commitments;

•	The effect of any downgrades by rating agencies of our lenders on borrowing costs;

•	The effect on our borrowing cost of changes in laws and regulations affecting the providers of debt financing;

•	The cost or terms of any amended, renewed or replacement credit facilities;

•	The effect of rising interest rates or borrowing spreads that could increase our cost of borrowing;

•	The effect of changes in our credit underwriting and collection practices and policies;

•	General economic conditions in the regions in which we operate;

•	Both the short-term and long-term impact of adverse weather conditions (e.g. hurricanes) that could result in volatility in our revenues and increased expenses and casualty losses;

•	The outcome of litigation or government investigations affecting our business;

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

•	The laws and regulations and interest, premium and commission rates allowed by regulators on our credit, credit insurance and repair service agreements in the states into which we may expand;

•	The adequacy of our distribution and information systems and management experience to support our expansion plans;

•	The accuracy of our expectations regarding competition and our competitive advantages;

•	The potential for market share erosion that could result in reduced revenues;

•	The accuracy of our expectations regarding the similarity or dissimilarity of our existing markets as compared to new markets we enter;

•	The use of third-parties to complete certain of our distribution, delivery and home repair services; and

•	Changes in our stock price or the number of shares we have outstanding;

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

Through our 65 retail stores, we provide products and services to our customers in seven primary market areas, including Houston, San Antonio/Austin, Dallas/Fort Worth, southern Louisiana, Southeast and South Texas and Oklahoma. Products and services offered through retail sales outlets include home appliances, consumer electronics, home office equipment, lawn and garden products, mattresses, furniture, repair service agreements, consumer installment credit programs, and various credit insurance products. These activities are supported through our extensive service, warehouse and distribution system. Our stores bear the “Conn’s” name, after our founder’s family, and deliver the same products and services to our customers. All of our stores follow the same procedures and methods in managing their operations. Our management evaluates performance and allocates resources based on the operating results of its retail and credit segments.

We derive the majority of our revenues from our product sales and repair service agreement commissions, which are generated by sales of third-party repair service agreements and product replacement policies. However, unlike many of our competitors, we provide in-house credit options for our customers’ product purchases. Additionally, we derive a portion of our revenues from the sale of credit insurance products of third-party insurers to our customers.

In the last three years, we have financed, including down payments received, on average, approximately 61% of our retail sales through our credit programs. We offer our customers an interest-bearing installment financing program and, at times, we offer promotional credit programs to certain of our customers that provide for “same as cash” or deferred interest interest-free periods of varying terms, generally three, six, 12, 18, 24 and 36 months, and require monthly payments beginning in the month after the sale. In turn, we finance substantially all of our customer receivables from these credit options through our revolving credit facility. In addition to our own credit programs, we use third-party financing programs to provide a portion of the non-interest bearing financing for purchases made by our customers, as well as a Conn’s-branded revolving charge card. We also use a third—party provider to offer a rent-to-own payment option to our customers.

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

Restructured Customer Accounts Receivable.

Effective April 5, 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether Restructuring is a Troubled Debt Restructuring (TDR), which clarifies when a loan modification or restructuring is considered a TDR. This guidance clarifies what constitutes a concession and whether the debtor is experiencing financial difficulties, even if not currently in default. The amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, or for the third quarter of fiscal 2012 for us, and should be applied retrospectively to restructurings occurring on or after the beginning of the annual period of adoption with early adoption permitted. Loan modifications in which an economic concession has been granted to a borrower experiencing financial difficulty are accounted for and reported as TDRs. In the quarter ended October 31, 2011, we adopted new accounting guidance that provides clarification on whether a debtor is experiencing financial difficulties and whether a concession has been granted to the debtor for purposes of determining if a loan modification constitutes a TDR. The adoption applies retrospectively to our loan restructurings after January 31, 2011. The Company defines TDR accounts that originated in the current fiscal year as accounts that have been re-aged in excess of three months or refinanced. For accounts originating in prior fiscal years, the accounts must receive additional re-aging during this fiscal year and is considered a TDR if the cumulative re-aging exceeds three months. We recorded a pre-tax charge of $14.1 million, net of previously provided reserves, related to the required adoption of the accounting guidance related to TDR accounts.

Customer accounts receivable.

Customer accounts receivable are originated at the time of sale and delivery of the various products and services we offer. We include the amount of principal and accrued interest on those receivables that are expected to be collected within the next twelve months, based on contractual terms, in current assets on our consolidated balance sheet. Those amounts expected to be collected after twelve months, based on contractual terms, are included in long-term assets. Typically, customer receivables are considered delinquent if a payment has not been received on the scheduled due date. Additionally, we offer re-age programs to customers with past due balances that have experienced a financial hardship, if they meet the conditions of our re-age policy. Re-aging a customer’s account can result in updating it from a delinquent status to a current status. During the quarter ended July 31, 2011, we implemented a new policy which limits the number of months that an account can be re-aged to a maximum of 18 months. During the quarter ended October 31, 2011, we further modified the policy to reduce the number of months that an account can be re-aged to a maximum of 12 months. As of July 31, 2011, we changed our charge-off policy so that an account that is delinquent more than 209 days at each month end is charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment is reversed and charged to the allowance for uncollectible interest. Prior to July 31, 2011, we charged off all accounts that were delinquent more than 120 days and for which no payment had been received in the past seven months. We have a secured interest in the merchandise financed by these receivables and therefore have the opportunity to recover a portion of any charged-off amount. As part of our customer retention and expansion efforts, we may modify loans for certain borrowers.

Interest income on customer accounts receivable.

Interest income is accrued using the interest method for installment contracts, and the simple interest method for revolving charge accounts, and is reflected in Finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. We typically only place accounts in non-accrual status when legally required to do so. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. Interest income is recognized on our interest-free promotional accounts based on our historical experience related to customers who fail to satisfy the requirements of the interest-free programs. Additionally, for sales on deferred interest and “same as cash” programs, under our in-house finance program, that exceed one year in duration, we discount the sales to their present value, resulting in a reduction in sales and customer receivables, and amortize the discount amount into Finance charges and other over the term of the program. We recognize interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows.

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

We determine reserves for those accounts that are TDRs based on the discounted present value of cash flows expected to be collected over the life of those accounts. The excess of the carrying amount over the discounted cash flow amount is recorded as a reserve for loss on those accounts. We estimate our allowance for bad debts by evaluating the credit portfolio based on number of months re-aged, if any. We monitor the aging of our past due accounts closely and focus our collection efforts on preventing accounts from becoming 60 days past due or greater, which is a leading indicator of potential charge-off. As a result of our practice of re-aging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off could be impacted. If these accounts had been charged-off sooner the historical net loss rates might have been higher. During the quarter ended July 31, 2011, we implemented a new policy which limits the number of months that an account can be re-aged to a maximum of 18 months which was further limited to a maximum of 12 months during the quarter ended October 31, 2011. As of July 31, 2011, we changed our charge-off policy such that an account that is delinquent more than 209 days as of the end of each month is charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment is reversed and charged against the allowance for uncollectible interest. Prior to July 31, 2011, we charged off all accounts that were delinquent more than 120 days and for which no payment had been received in the past seven months. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $49.9 million and $44.0 million, at January 31, 2012, and 2011, respectively. The adoption of the TDR guidance in the quarter ended October 31, 2011 resulted in a balance as of January 31, 2012 considered to be TDRs of $48.9 million. The amount included in the allowance for doubtful accounts associated with principal and interest on these loans was $25.4 million as of January 31, 2012. TDR accounts are segregated from the credit score stratification for reporting and measurement purposes. If the loss rate used to calculate the allowance for doubtful accounts on non-TDR loan principal and interest reserves was increased by 10% at January 31, 2012, we would have increased our Provision for bad debts by approximately $2.5 million for fiscal 2012. The impact of a 10% unfavorable change in the net present value calculation on TDR accounts would increase our Provision for bad debts by approximately $2.5 million as of January 31, 2012.

Inventories.

Inventories consist of finished goods or parts and are valued at the lower of cost (moving weighted average cost method) or fair market value through the establishment of inventory reserves. Our inventory reserve represents the excess of the carrying amount, typically weighted average cost, over the amount we expect to realize from the ultimate sale or other disposition of the inventory. The inventory reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory aging, projected consumer demand and market availability and obsolescence of products on hand. If estimates regarding consumer demand or the net realizable value that can be obtained for certain products is affected in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% difference in our actual inventory reserve at January 31, 2012, would have affected our Cost of goods sold by approximately $0.4 million.

Property and Equipment Impairment.

Property and equipment are evaluated for impairment at the retail store level. The Company performs a periodic assessment of assets for impairment. Additionally, an impairment evaluation is performed whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store’s performance. For property and equipment to be held and used, the Company recognizes an impairment loss if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Fair value is determined by discounting the anticipated cash flows over the remaining term of the lease utilizing certain unobservable inputs (Level 3) and a impairment charges of $2.0 million and $2.3 million were recorded for the years ended January 31, 2012 and 2011, related to stores being closed.

Revenue recognition.

Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of promotional credit sales that will extend beyond one year. We sell repair service agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third-parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Where we sell repair service renewal agreements in which we are deemed to be the obligor on the contract at the time of sale, revenue is deferred and recognized ratably, on a straight-line basis, over the term of the repair service agreement. All of these agreements typically have terms ranging from 12 to 48 months. These agreements are separate units of accounting and are valued based on the agreed upon retail selling price. The amounts of repair service agreement revenues deferred at January 31, 2012 and 2011 were $2.8 million and $6.5 million, respectively, and are included in deferred revenues and allowances in the accompanying consolidated balance sheets.

Vendor allowances.

We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, training and promotion programs which are recorded on the accrual basis as a reduction to the related product cost. We accrue rebates based on the satisfaction of terms of the program and sales of qualifying products even though funds may not be received until the end of a quarter or year. If the programs are related to product purchases, the allowances, credits or payments are recorded as a reduction of product cost and if the programs are related to product sales, the allowances, credits or payments are recorded as a reduction of cost of goods sold. We received $62.7 million, $63.7 million and $51.3 million in vendor allowances during the fiscal years ended January 31, 2012, 2011 and 2010, respectively. Over the past three years we have received funds from approximately 50 vendors, with the terms of the programs ranging between one month and one year.

Accounting for leases.

We analyze each lease, at its inception and any subsequent renewal, to determine whether it should be accounted for as an operating lease or a capital lease. Additionally, monthly lease expense for each operating lease is calculated as the average of all payments required under the minimum lease term, including rent escalations. Generally, the minimum lease term begins with the date we take possession of the property and ends on the last day of the minimum lease term, and includes all rent holidays, but excludes renewal terms that are at our option. Any tenant improvement allowances received are deferred and amortized into income as a reduction of lease expense on a straight-line basis over the minimum lease term. The amortization of leasehold improvements is computed on a straight-line basis over the shorter of the remaining lease term or the estimated useful life of the improvements. For transactions that qualify for treatment as a sale-leaseback, any gain or loss is deferred and amortized as rent expense on a straight-line basis over the minimum lease term. Any deferred gain would be included in deferred gain on sale of property and any deferred loss would be included in other assets on the consolidated balance sheets. For locations that have ceased operation with remaining lease obligations, we record an accrual for the present value of the remaining lease obligations and anticipated ancillary occupancy costs, net of estimated sublease income. The estimate is based on our best projection of the sublease rates we believe can be obtained for those properties and our best estimate of the marketing time it will take to find tenants to sublet those stores. Revisions to these projections of the estimated buyout terms or sublease rates are made to the obligation as further information related to the actual terms and costs becomes available.

Year ended January 31, 2012 compared to the year ended January 31, 2011

Executive overview

This narrative is intended to provide an executive level overview of our operations for our fiscal year ended January 31, 2012. A detailed explanation of the changes in our operations for the period as compared to the prior year periods is included under Results of Operations. The following is a summary of some of the specific items impacting our retail and credit segments:

Retail Segment Review

•

For the year ended January 31, 2012, total revenues decreased 1.3%, primarily due to the closing of five stores during the second quarter of the year. Same store sales increased 2.8% for the year, excluding the nine stores that have been closed, one store in the process of being closed and two stores with leases that expired in the current fiscal year. The increase in same store sales was driven by increases in furniture and mattresses and home appliances. Repair service agreement commissions increased on a higher sales penetration of repair service agreements during the current year;

•

The retail gross margin (includes gross profit from both product and repair service agreement sales) for the year increased to 28.7% as compared to 26.5% in the prior year. The increase in the retail gross margin was driven by an increase in higher-margin furniture and mattress sales as a percent of total product sales, improved product gross margins and increased sales penetration of repair service agreements. The impact of an adjustment to the inventory reserve, which increased cost of goods sold by $4.7 million, decreased retail gross margin by 80 basis points in fiscal year 2012. An adjustment to the inventory reserve in fiscal 2011, which increased cost of goods sold by $1.7 million, decreased retail gross margin by 30 basis points during that period; and

•

Selling, general and administrative (SG&A) expense increased by $4.9 million, and increased 110 basis points as a percent of segment revenues to 27.6% for the year ended January 31, 2012, compared to fiscal 2011. The total expense increase was driven by increased compensation and related expenses and contract delivery costs which were partially offset by decreased depreciation and bank fees. We increased our investments in advertising and sales staffing, in support of our growth initiatives, to drive sales expansion during the third and fourth quarter of the current fiscal year and on an ongoing basis.

Credit Segment Review

We changed our presentation of net charge-offs and the provision for bad debts to be more consistent with finance industry practice. The impact of the change was to reflect the charges for repair service and credit insurance agreements related to credit account charge-offs in net charge-offs and the provision for bad debts, rather than as a reduction of revenues for the credit segment. There was no effect on operating income or net income (loss) as a result of the presentation change.

•

Total revenues for the year ended January 31, 2012 declined by $7.9 million, as compared to the prior year, as the declining customer accounts receivable balance resulted in lower interest income and fee revenues. As a result of the improved payment rate by our credit customers on their accounts and lower percent of sales financed under our credit programs, the average customer accounts receivable balance has fallen 10.4%, from $699.3 million during the year ended January 31, 2011, to $626.4 million during the year ended January 31, 2012;

•

SG&A expense for the credit segment fell 10.6%, or $6.8 million, primarily due to reduced compensation and related expense. Continued improvement in the performance of the portfolio has allowed us to reduce the cost of servicing the portfolio. Additionally, we have reduced servicing costs, as highly re-aged and delinquent accounts are being charged off more quickly as a result of changes in charge-off and re-age policies made during fiscal 2012. Credit segment SG&A expense as a percent of revenues was 41.7% for the year ended January 31, 2012 as compared to 44.1% in the prior year;

•

While we experienced continued improvement in our credit portfolio performance (specifically, the trends in the payment rate and percent of the portfolio re-aged), the Provision for bad debts increased by $2.4 million during the year ended January 31, 2012, from $50.6 million in the prior year. The increase is due primarily to the impact of the adoption of new accounting guidance for TDR within the fiscal quarter ended October 31, 2011, which increased the fiscal 2012 Provision for bad debts by $14.1 million;

•

Net interest expense decreased in the year ended January 31, 2012 by $5.6 million over the prior year primarily due to the effect of a lower overall debt balance outstanding and the prior period payoff of the higher cost securitization borrowings.

Operational changes and outlook

We have implemented, continued to focus on or modified operating initiatives that we believe will positively impact future results, including:

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

•

Limiting the number of months an account can be re-aged and reducing the period of time a delinquent account can remain outstanding before it is charged off. Additionally, we are utilizing shorter contract terms for higher-risk products and smaller-balances originated to continue to increase the payment rate and improve credit quality. We have increased credit lines to higher credit scored customers to allow them to purchase additional products given our furniture and mattress offerings expansion. In total, these changes are expected to continue to improve the performance of our portfolio and increase the cost-effectiveness of our collections operation; and

•

We have closed 11 of the 12 underperforming retail locations that did not perform at the level we expect for mature store locations. After the remaining store is closed, we will have a total of 64 retail stores. One of the 12 stores was located in Oklahoma, with 11 of the stores located in Texas, with two located in the Austin market, five in the Dallas market, two in the Houston market and two in the San Antonio market. Five of the stores closed were closed during the fourth quarter of the 2012 fiscal year.

While we have benefited from our operations being concentrated in the Texas, Louisiana and Oklahoma region in the past, recent weakness in the national and state economies, including instability in the financial markets and the volatility of oil and natural gas prices, have and will present significant challenges to our operations in the coming quarters. Our customers continue to be pressured by higher gas and food prices and high levels of unemployment and, as a result, we have seen national average selling prices for televisions decline.

Results of operations

The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated.

	Year ended January 31,
	2012	2011	2010
Revenues:
Product sales	75.3%	75.2%	75.1%
Service maintenance agreement commissions	5.3	4.7	4.6
Service revenues	1.9	2.0	2.5

Total net sales	82.5	81.9	82.2

Finance charges and other	17.5	18.1	17.8

Total revenues	100.0	100.0	100.0

Cost and expenses:
Cost of goods sold, including warehousing and occupancy costs	57.4	58.7	59.7
Cost of parts sold, including warehousing and occupancy costs	0.8	1.0	1.2
Selling, general and administrative expense	30.0	29.7	29.1
Costs related to store closings	0.9	0.0	0.0
Impairment of long-lived assets	0.3	0.3	0.0
Goodwill impairment	0.0	0.0	1.1
Provision for bad debts	6.8	6.3	5.5

Total costs and expenses	96.2	96.0	96.6

Operating income	3.8	4.0	3.4
Interest expense	2.9	3.5	2.4
Loss from early extinguishment of debt	1.4	0.0	0.0
Cost related to financing transaction not completed	0.0	0.5	0.0
Other (income) expense	0.0	0.0	0.0

Income (loss) before income taxes	(0.5)	0.0	1.0
Provision for income taxes	0.0	0.1	0.5

Net income (loss)	(0.5)%	(0.1)%	0.5%

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

The following tables present certain operations information, on a consolidated and segment basis, in dollars and percentage changes from year to year:

Total Consolidated:

				2012 vs. 2011		2011 vs. 2010
	Year Ended January 31,			Incr/(Decr)		Incr/(Decr)
(Dollars in thousands)	2012	2011	2010	Amount	Pct	Amount	Pct
Revenues
Product sales	$596,360	$608,443	$666,381	($12,083)	(2.0)%	($57,938)	(8.7)%
Repair service agreement commissions	42,078	37,795	40,673	4,283	11.3	(2,878)	(7.1)
Service revenues	15,246	16,487	22,115	(1,241)	(7.5)	(5,628)	(25.4)

Total net sales	653,684	662,725	729,169	(9,041)	(1.4)	(66,444)	(9.1)

Finance charges and other	138,618	146,050	157,920	(7,432)	(5.1)	(11,870)	(7.5)

Total revenues	792,302	808,775	887,089	(16,473)	(2.0)	(78,314)	(8.8)
Cost and expenses
Cost of goods and parts sold	462,020	482,475	539,628	(20,455)	(4.2)	(57,153)	(10.6)

Gross Profit	330,282	326,300	347,461	3,982	1.2	(21,161)	(6.1)
Gross Margin	41.7%	40.3%	39.2%
Selling, general and administrative expense	227,286	227,037	245,982	249	0.1	(18,945)	(7.7)
Depreciation	10,625	12,769	12,597	(2,144)	(16.8)	172	1.4
Costs related to store closings	7,096	—	—	7,096	N/A	—	N/A
Impairment of long-lived assets	2,019	2,321	—	(302)	N/A	2,321	N/A
Goodwill impairment	—	—	9,617	—	N/A	(9,617)	N/A
Provision for bad debts	53,555	51,404	48,779	2,151	4.2	2,625	5.4

Operating income	29,701	32,769	30,486	(3,068)	(9.4)	2,283	7.5
Operating Margin	3.7%	4.1%	3.4%
Interest expense	22,457	28,081	21,986	(5,624)	(20.0)	6,095	27.7
Loss on early extinguishment of debt	11,056	—	—	11,056	N/A	—	N/A
Costs related to financing facilities terminated and transactions not completed	—	4,283	—	(4,283)	N/A	4,283	N/A
Other (income) expense	70	339	(123)	(269)	(79.4)	462	(376.4)

Income (loss) before income taxes	(3,882)	66	8,623	(3,948)	(5,981.8)	(8,557)	(99.2)
Provision (benefit) for income taxes	(159)	1,138	4,319	(1,297)	(114.0)	(3,181)	130.0

Net income (loss)	$(3,723)	$(1,072)	$4,304	$(2,651)	247.3%	$(5,376)	161.6%

Retail Segment:

(Dollars in thousands)	Year Ended January 31,			2012 vs. 2011 Incr/(Decr)		2011 vs. 2010 Incr/(Decr)
	2012	2011	2010	Amount	Pct	Amount	Pct
Revenues
Product sales	$596,360	$608,443	$666,381	$(12,083)	(2.0)%	$(57,938)	(8.7)%
Repair service agreement commissions	42,078	37,795	40,673	4,283	11.3	(2,878)	(7.1)
Service revenues	15,246	16,487	22,115	(1,241)	(7.5)	(5,628)	(25.4)

Total net sales	653,684	662,725	729,169	(9,041)	(1.4)	(66,444)	(9.1)

Finance charges and other	1,335	857	532	478	55.8	325	61.1

Total revenues	655,019	663,582	729,701	(8,563)	(1.3)	(66,119)	(9.1)

Costs and Expenses
Cost of goods and parts sold	462,020	482,475	539,628	(20,455)	(4.2)	(57,153)	(10.6)

Gross Profit	192,999	181,107	190,073	11,892	6.6	(8,966)	(4.7)
Gross Margin	29.5%	27.3%	26.0%
Selling, general and administrative expense (a)	170,561	163,462	184,608	7,099	4.3	(21,146)	(11.5)
Depreciation	10,080	12,316	12,288	(2,236)	(18.2)	28	0.2
Impairment of long-lived assets	2,019	2,321	—	(302)	N/A	2,321	N/A
Costs related to store closings	7,096	—	—	7,096	N/A	—	N/A
Goodwill impairment	—	—	9,617	—	N/A	(9,617)	N/A
Provision for bad debts	590	817	366	(227)	(27.8)	451	123.2

Operating income (loss)	2,653	2,191	(16,806)	462	21.1	18,997	(113.0)
Operating Margin	0.4%	0.3%	-2.3%
Other (income) expense	70	339	(123)	269	(79.4)	462	(375.6)

Segment income (loss) before income taxes	$2,583	$1,852	$(16,683)	$731	39.5%	$18,535	(111.1)%

Credit Segment:

				2012 vs. 2011		2011 vs. 2010
(Dollars in thousands)	Year Ended January 31,			Incr/(Decr)		Incr/(Decr)
	2012	2011	2010	Amount	Pct	Amount	Pct
Revenues
Finance charges and other	$137,283	$145,193	$157,388	$(7,910)	(5.4)%	$(12,195)	(7.7)%

Selling, general and administrative expense	56,725	63,575	61,374	(6,850)	(10.8)	2,201	3.6
Depreciation	545	453	309	92	20.3	144	46.6
Provision for bad debts	52,965	50,587	48,413	2,378	4.7	2,174	4.5

Operating income	27,048	30,578	47,292	(3,530)	(11.5)	(16,714)	(35.3)
Operating Margin	19.7%	21.1%	30.0%
Interest expense	22,457	28,081	21,986	(5,624)	(20.0)	6,095	27.7
Loss on early extinguishment of debt	11,056	—	—	11,056	N/A	—	N/A
Costs related to financing facilities terminated and transactions not completed	—	4,283	—	(4,283)	N/A	4,283	N/A

Segment income (loss) before income taxes	$(6,465)	$(1,786)	$25,306	$(4,679)	262.0%	$(27,092)	(107.1)%

(a)	Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $8.3 million, $7.5 million and $7.2 million for the fiscal years ended January 31, 2012, 2011 and 2010, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $15.6 million, $17.5 million and $18.6 million for the fiscal years ended January 31, 2012, 2011 and 2010, respectively.

Year ended January 31, 2012 compared to the year ended January 31, 2011.

Refer to the above Analysis of consolidated statements of operations while reading the operations review on a year-by-year basis.

	Year ending January 31,		Change
(Dollars in millions)	2012	2011	$	%
Net sales	$653.7	$662.7	$(9.0)	(1.4)
Finance charges and other	138.6	146.1	(7.5)	(5.1)

Revenues	$792.3	$808.8	$(16.5)	(2.0)

The $9.0 million decrease in net sales was made up of the following:

•	a $13.2 million increase resulted from a same store sales increase of 2.8% over the prior year;

•	a $16.6 million decrease in sales related to the stores that have been or will be closed;

•	a $4.4 million decrease resulted from an increase in discounts on promotional credit sales; and

•	a $1.2 million decrease resulted from an decrease in service revenues.

The following table presents the makeup of net sales by product category in each period, including repair service agreement (RSA) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

	Year Ended January 31,						Same store
	2012		2011		%		sales
(Dollars in millions)	Amount	Percent	Amount	Percent	Change		% change
Category
Consumer electronics	$229.4	35.1%	$258.2	39.0%	(11.2	) (1)	(7.5)
Home appliances	188.5	28.8	188.3	28.4	0.1	(2)	2.9
Furniture and mattresses	100.0	15.3	76.6	11.6	30.4	(3)	35.2
Home office	52.6	8.0	54.7	8.3	(3.8	) (4)	(1.8)
Other	25.9	4.0	30.6	4.6	(15.4)		(13.8)

Total product sales	596.4	91.2	608.4	91.9	(2.0)		1.0
RSA commissions	42.1	6.5	37.8	5.6	11.4	(5)	14.5
Service revenues	15.2	2.3	16.5	2.5	(7.3)

Total net sales	$653.7	100.0%	$662.7	100.0%	(1.4)		2.8

(1)	The sales decrease is due to a decline in total television units sold of 15.6%, partially offset by an average selling price increase of 6.3%. The unit sales decrease was driven largely by our decision not to compete for low-priced, low-margin sales during the fourth quarter of fiscal 2012, in general, and specifically on Black Friday. Television unit sales were also down in the second and third quarters of the fiscal year. Also contributing to the decrease was a reduction in gaming hardware and software sales, partially offset by an increase in home theater sales;

(2)	Our increases in average selling price of 7.3% have been partially offset by a 6.1% decline in units sold. Laundry and refrigeration sales were up 2.9% and 2.1%, respectively, while cooking sales decreased 5.7%;
(3)	Furniture and mattress sales were up as total units sold increased by 31.5% and the average selling price increased 6.9%. The increase was driven by enhanced displays and product selection, increased promotional activity, and dedicated furniture sales specialists;
(4)	Home office declined due to a 20.7% decrease in the unit sales of computers and internet devices, partially offset by an increase in average selling prices of 21.2% and an increase in tablet sales, which represented 11.1% of home office sales during fiscal 2012; and
(5)	The increase in repair service agreement commissions was driven largely by the higher penetration as a percentage of product sales.

	Year ended January 31,		Change
(Dollars in millions)	2012	2011	$	%
Interest income and fees	$117.1	$125.3	$(8.2)	(6.5)
Insurance commissions	20.2	19.9	0.3	1.5
Other income	1.3	0.9	0.4	44.4

Finance charges and other	$138.6	$146.1	$(7.5)	(5.1)

Note: Interest income and fees and insurance commissions are included in Finance charges and other for the credit segment, while Other income is included in Finance charges and other for the retail segment.

The decrease in Interest income and fees of the credit segment resulted primarily from a 10.4% decrease in the average balance of customer accounts receivable outstanding during the fiscal year ending January 31, 2012, compared to the prior year period. Additionally, the required adoption of TDR accounting guidance, which resulted in an increase in reserves for uncollectible interest, negatively impacted interest income and fees by $1.0 million and the interest income and fee yield by 16 basis points. Partially offsetting these decreases was an increase in the average interest income and fee yield from 17.9% for the fiscal year ended January 31, 2011 to 18.7% for the fiscal year ended January 31, 2012. The interest income and fee yield increased as a result of a reduction in the use of long-term cash option financing under our in-house financing program and lower charge-offs incurred in the current fiscal year.

	Year ended January 31,
(Dollars in millons)	2012	2011
Interest income and fees (a)	$117.1	$125.3
Net charge-offs (b)	(46.9)	(51.1)
Borrowing costs (c)	(22.5)	(28.1)

Net Portfolio yield	$47.7	$46.1

Average portfolio balance	$626.4	$699.3
Interest income and fee yield %	18.7%	17.9%
Net charge-off %	7.5%	7.3%

(a)	Included in Finance charges and other.
(b)	Included in Provision for bad debts.
(c)	Total Interest expense.

	Year ended January 31,		Change
(Dollars in millons)	2012	2011	$	%
Cost of goods sold	$455.5	$474.7	$(19.2)	(4.0)
Product gross margin percentage	23.6%	22.0%		1.6%

Product gross margin increased as a percent of product sales from the 2011 to 2012 driven by our focus on improving pricing discipline on the sales floor while maintaining competitive pricing in the marketplace. The shift in our product mix to higher margin furniture and mattresses and improved margins generated in home appliances and home office categories also contributed to the increased product margins. A $4.7 million inventory reserve adjustment recorded during fiscal 2012 reduced product margins by approximately 80 basis points, compared to a $1.7 million adjustment recorded in the prior year, which reduced the product gross margin by approximately 30 basis points in that period.

	Year ended January 31,		Change
(Dollars in millons)	2012	2011	$	%
Cost of service parts sold	$6.5	$7.8	$(1.3)	(16.1)
As a percent of service revenues	42.8%	47.2%		-4.4%

This decrease was due primarily to a 7.5% decrease in parts revenues.

	Year ended January 31,		Change
(Dollars in millions)	2012	2011	$	%
Selling, general and administrative expense—Retail	$180.6	$175.8	4.8	2.7%
Selling, general and administrative expense—Credit	57.3	64.0	(6.7)	(10.5)

Selling, general and administrative expense—Total	$237.9	$239.8	(1.9)	(0.8)

As a percent of total revenues	30.0%	29.6%		(0.4%)

During the fiscal year ended January 31, 2012, Selling, general and administrative (SG&A) expense increased as a percent of revenues to 30.0% from 29.6% in the prior year period, primarily due to the deleveraging effect of the 1.3% decline in total revenues. The reduction in SG&A expense was driven by the decrease in credit segment expenses, as we improved the efficiency of our collection operations and as the credit quality of the receivables in the portfolio improved. This decrease was partially offset by our investment in sales staffing, in support of our growth initiatives, to drive sales growth in the third and fourth quarter of the current fiscal year and on an ongoing basis. Additionally, reduced credit card fees, depreciation expense, benefit expenses, general insurance expense and postage costs were partially offset by higher professional fees, management bonuses and severance accruals.

Significant SG&A expense increases and decreases related to the specific business segments included the following:

Retail Segment

The following are the significant factors affecting the retail segment:

•

Total compensation costs and related expenses increased approximately $3.0 million from the prior period, primarily as we increased sales staffing in the third and fourth quarters of our current fiscal year in support of our growth initiatives. Additionally, the shift of our product mix to furniture and mattresses contributed to the increase as those items have higher commissions rates; and

•	Contract delivery, transportation and installation costs increased approximately $2.9 million from the prior period as we increased our use of third-parties to provide these services.

Credit Segment

The following are the significant factors affecting the credit segment:

•

Total compensation costs and related expenses decreased approximately $3.9 million from the prior-year period due to a decrease in staffing as the performance of the portfolio improved and our credit portfolio balance dropped; and

•	Form printing and purchases and related postage decreased approximately $1.1 million as collection efforts did not utilize letter mailings to the same extent as the prior-year period.

	Year ended January 31,		Change
(Dollars in millons)	2012	2011	$	%
Costs related to store closings	$7.1	$—	7.1	N/A

During the fiscal year ended January 31, 2012, we closed 11 of the 12 underperforming retail locations that we had plans to close. As a result of the closure of the nine stores with unexpired leases, we recorded an accrual for the present value of remaining lease obligations and anticipated ancillary occupancy costs, net of estimated sublease income. We recognized $7.1 million of those and other costs related to the store closings in fiscal 2012.

	Year ended January 31,		Change
(Dollars in millons)	2012	2011	$	%
Impairment of long-lived assets	$2.0	$2.3	(0.3)	-13.1%

During fiscal year 2012 and 2011, we decided to close 5 and 7 store locations, respectively. In conjunction with our review of long-lived assets for potential impairment, we determined that it was appropriate to record an impairment charge related to the long-lived assets, primarily leasehold improvements, at the stores that are closed.

	Year ended January 31,		Change
(Dollars in millons)	2012	2011	$	%
Provision for bad debts	$53.6	$51.4	$2.2	4.3
As a percent of total revenues	6.8%	6.4%		0.4%

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $0.6 million and $0.9 million for the periods ended January 31, 2012 and 2011, respectively, included in the results of operations for the retail segment.

We have experienced an improvement in our credit portfolio performance (specifically, the trends in the payment rate and percent of the portfolio re-aged) since fiscal 2011 and our total net charge-offs of customer and non-customer accounts receivable decreased by $4.2 million compared to the prior period. However, the provision for bad debts increased as we were required to record a charge of $14.1 million during fiscal 2012 related to the required adoption of new TDR accounting guidance. Additionally, on July 31, 2011, we revised our charge-off policy that requires an account that is delinquent more than 209 days at month end to be charged-off. The change in policy had the impact of accelerating approximately $5.9 million in net charge-offs, which were charged against previously provided bad debt reserves.

	Year ended January 31,		Change
(Dollars in millons)	2012	2011	$	%
Interest expense net	$22.5	$28.1	$(5.6)	(20.0)
As a percent of total revenues	2.8%	3.5%		(0.6)

The decrease in interest expense was due to lower overall debt balance outstanding during the current year period, partially offset by the higher borrowing rates on term loan paid off during the second quarter. The entirety of our interest expense is included in the results of operations of our credit segment.

	Year ended January 31,		Change
(Dollars in millons)	2012	2011	$	%
Loss from early extinguishment of debt	$11.1	$—	11.1	N/A
Costs related to financing facilities terminated and transactions not completed	$—	$4.3	(4.3)	N/A

On July 28, 2011 we completed the repayment of our term loan with proceeds from a new real estate loan and borrowings under our expanded revolving credit facility. We recorded a charge of approximately $11.1 million during the fiscal 2012 period, including the prepayment premium of $4.8 million, write-off of the unamortized original issue discount of $5.4 million and term loan deferred financing costs of $0.9 million.

During the prior year we incurred $4.3 million in financing costs related to financing facilities terminated and transactions that were not completed.

	Year ended January 31,		Change
(Dollars in millions)	2012	2011	$	%
Provision (benefit) for income taxes	$(0.2)	$1.1	(1.3)	(118.2)
As a percent of income before taxes	5.2%	169.2%		-164.1%

The decline in provision for income taxes was primarily driven by the decline in income before income taxes. The effective tax rate in both periods are impacted because taxes for the State of Texas are based on gross margin and are not affected by changes in income before income taxes.

Year ended January 31, 2011 compared to the year ended January 31, 2010.

Refer to the above Analysis of consolidated statements of operations while reading the operations review on a year-by-year basis.

	Year ended January 31,		Change
(Dollars in millions)	2011	2010	$	%
Net sales	$662.7	$729.2	(66.5)	(9.1)
Finance charges and other	146.1	157.9	(11.8)	(7.5)

Revenues	$808.8	$887.1	(78.3)	(8.8)

The $66.5 million decrease in net sales was made up of the following:

•	a $65.4 million decrease resulted from a same store sales decrease of 9.6%,

•

a $5.4 million increase generated by four retail locations that were not open for twelve consecutive months in each period. Two new locations were opened subsequent to February 1, 2009 and two of our clearance centers were closed subsequent to February 1, 2009;

•	a $0.9 million decrease resulted from a decrease in discounts on promotional credit sales and

•	a $5.6 million decrease resulted from a decrease in service revenues.

The following table presents the makeup of net sales by product category in each period, including repair service agreement (RSA) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

	Year ended January 31,						Same store
	2011		2010		%		sales
(Dollars in millions)	Amount	%	Amount	%	change		% change
Consumer electronics	$258.2	39.0%	$298.0	40.9%	(13.4	)(1)	(14.1)
Home appliances	188.3	28.4	213.8	29.3	(11.9	)(2)	(12.3)
Furniture and mattresses	76.6	11.6	68.6	9.4	11.7	(3)	10.7
Home office	54.7	8.2	55.2	7.6	(0.9	)(4)	(1.5)
Other	30.6	4.6	30.8	4.2	(0.6)		(1.1)

Total product sales	608.4	91.8	666.4	91.4	(8.7)		(9.1)
RSA commissions	37.8	5.7	40.7	5.6	(7.1	)(5)	(7.8)
Service revenues	16.5	2.5	22.1	3.0	(25.3)

Total net sales	$662.7	100.0%	$729.2	100.0%	(9.1)		(9.6)

(1)	This decrease is due to a 13.6% decline in average selling prices on flat-panel televisions and a 1.6% decrease in total units sold.
(2)	The home appliance category declined due to lower unit sales across the category as the appliance market in general showed continued weakness.
(3)	The growth in furniture and mattress sales was driven by the addition of in-store specialists focused on this category, improved store displays and expanded product selection.
(4)	Decline in home office is due to the lower number of computer units sold compared to prior year.
(5)	The decline in repair service agreement commissions was driven largely by the decline in product sales.

	Year ended January 31,		Change
(Dollars in millions)	2011	2010	$	%
Interest income and fees	$125.3	$138.5	(13.2)	(9.5)
Insurance commissions	19.9	18.9	1.0	5.3
Other income	0.9	0.5	0.4	80.0

Finance charges and other	$146.1	$157.9	(11.8)	(7.5)

Note: Interest income and fees and insurance commissions are included in Finance charges and other for the credit segment, while Other income is included in Finance charges and other for the retail segment.

The decrease in Interest income and fees of the credit segment resulted primarily from a 6.0% decrease in the average balance of customer accounts receivable outstanding for fiscal year 2011 and a decline in the average interest income and fee yield from 18.6% for the fiscal year ended January 31, 2010 to 17.9% for the fiscal year ended January 31, 2011. The interest income and fee yield dropped as a result of the higher level of charge-offs experienced, resulting in an increase in the reversal of accrued interest and increased reserves for uncollectible interest.

	Year ended January 31,
(Dollars in millions)	2011	2010
Interest income and fees (a)	$125.3	$138.5
Net charge-offs (b)	(51.1)	(37.4)
Borrowing costs (c)	(28.1)	(22.0)

Net portfolio yield	$46.1	$79.1

Average portfolio balance	$699.3	$743.8
Interest income and fee yield %	17.9%	18.6%
Net charge-off %	7.3%	5.0%

(a)	Included in Finance charges and other.
(b)	Included in Provision for bad debts.
(c)	Total interest expense.

	Year ended January 31,		Change
(Dollars in millions)	2011	2010	$	%
Cost of goods sold	$474.7	$529.2	(54.5)	(10.3)
Product gross margin percentage	22.0%	20.6%		1.4%

Product gross margin increased as a percent of product sales from the 2010 to 2011 driven by our focus on improving pricing discipline on the sales floor while maintaining competitive pricing in the marketplace, partially offset by a $1.7 million inventory write-down related to a realignment of our small electronics and appliances product lines.

	Year ended January 31,		Change
(Dollars in millions)	2011	2010	$	%
Cost of service parts sold	$7.8	$10.4	2.6	33.3
As a percent of service revenues	47.3%	47.0%		-0.3%

This decrease was due primarily to a 34.6% decrease in parts revenues. Parts sales decreased slightly as a percentage of service revenues from 37.9% in the 2010 period to 37.8% in the 2011 period.

	Year ended January 31,		Change
(Dollars in millions)	2011	2010	$	%
Selling, general and administrative expense—Retail	$175.8	$196.9	(21.1)	(10.7)
Selling, general and administrative expense—Credit	64.0	61.7	2.3	3.7

Selling, general and administrative expense—Total	$239.8	$258.6	(18.8)	(7.3)

As a percent of total revenues	29.6%	29.2%		-0.5%

During the fiscal year ended January 31, 2011, Selling, general and administrative (SG&A) expense increased as a percent of revenues to 29.6% from 29.2% in the prior year period, primarily due to the deleveraging effect of the decline in total revenues. The litigation reserve accrual recorded in the prior year period accounted for $4.9 million of the change in SG&A expense. The remainder of the reduction in SG&A expense was driven primarily by lower compensation and related expense, reduced depreciation expense and reduced property and casualty insurance expense. These decreases were partially offset by increased expense from the increased use of contract delivery and installation services and increased advertising agency fees.

Significant SG&A expense increases and decreases related to specific business segments included the following:

Retail Segment

The following are the significant factors affecting the retail segment:

•

Total compensation costs and related expenses decreased approximately $18.9 million from the prior year, primarily due to reduced sales volume and as we increased our use of third parties to provide certain delivery and transportation services;

•	Contract delivery and installation costs increased approximately $4.5 million from the prior year as we increased our use of third parties to provide these services; and

•	Vehicle expenses decreased by approximately $1.4 million as we reduced the age and size of our vehicle fleet related to the outsourcing of a portion of delivery and installation services.

Credit Segment

The following are the significant factors affecting the credit segment:

•

Total compensation costs and related expenses increased approximately $2.9 million from the prior year as staffing was increased to address increased levels of delinquencies in the challenging economic environment;

•	Bank and credit card fees increased approximately $0.4 million from the prior year as more customers made payments using credit cards; and

•	Form printing and purchases and related postage decreased approximately $0.6 million as collection efforts did not utilize letter mailings to the same extent as the prior period.

	Year ended January 31,		Change
(Dollars in millions)	2011	2010	$	%
Goodwill impairment	$—	9.6	(9.6)	100.0

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

	Year ended January 31,		Change
(Dollars in millions)	2011	2010	$	%
Impairment of long-lived assets	$2.3	—	2.3	100.0

During fiscal year 2011, based on our decision to close five store locations, in conjunction with our review of long-lived assets for potential impairment, we determined that it was appropriate to record an impairment charge related to the long-lived assets, primarily leasehold improvements, at the stores we decided to close.

	Year ended January 31,		Change
(Dollars in millions)	2011	2010	$	%
Costs related to financing facilities terminated and transactions not completed	$4.3	—	4.3	100.0

During the past year we explored multiple opportunities in the capital markets to allow us to refinance our borrowing facilities. As a result, we incurred expenses related to working with bankers, lawyers, accountants and other professional service providers to review and pursue the various alternatives presented. Given our decision to pursue the financing transactions that were completed in the fourth quarter, we wrote off the costs incurred related to financing alternatives considered, but not completed and the unamortized financing fees associated with the terminated securitization program.

	Year ended January 31,		Change
(Dollars in millions)	2011	2010	$	%
Provision for bad debts	$51.4	$48.8	2.6	5.3
As a percent of total revenues	6.4%	5.5%		0.9%

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $0.8 million and $0.4 million for the year ended January 31, 2011 and 2010, respectively, included in the results of operations for the retail segment.

Although we experienced an improvement in our credit portfolio performance (specifically, the trends in the delinquency rate, payment rate and percent of the portfolio re-aged) since fiscal 2010, the Provision for bad debts increased by $2.6 million for the year ended January 31, 2011, from $48.8 million in the prior year, as our total net charge-offs of customer and non-customer accounts receivable increased by $13.7 million compared to the prior fiscal year.

	Year ended January 31,		Change
(Dollars in millions)	2011	2010	$	%
Interest expense net	$28.1	$22.0	6.1	27.7
As a percent of total revenues	3.5%	2.5%		1.1%

All of our interest expense, net, is included in the results of operations for the credit segment.

The increase in interest expense was due primarily to fees paid to the lenders providing the variable funding note under our former securitization facility and an increase deferred financing fee amortization expense. Interest expense was also impacted by the higher interest rate incurred on the term note that was entered into in November 2010.

	Year ended January 31,		Change
(Dollars in millions)	2011	2010	$	%
Provision for income taxes	$1.1	$4.3	(3.2)	(74.4)
As a percent of income before taxes	169.2%	49.9%		119.4%

The decline in provision for income taxes was primarily driven by the decline in income before income taxes. The effective tax rate was impacted in both periods because taxes for the State of Texas are based on gross margin and are not affected by changes in income before income taxes.

Impact of inflation and changing prices

We do not believe that inflation has had a material effect on our net sales or results of operations. However, price deflation, primarily in consumer electronics has impacted our net sales and results of operations. A significant increase in oil and gasoline prices could adversely affect our customers’ shopping decisions and patterns. We rely heavily on our internal distribution system and our next-day delivery policy to satisfy our customers’ needs and desires, and any such significant increases could result in increased distribution charges. Such increases may not affect our competitors in the same manner as it affects us.

Seasonality and quarterly results of operations

Our business is somewhat seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31, due primarily to the holiday selling season. In addition, historically our results of operations and portfolio performance for our first fiscal quarter are stronger than for our second fiscal quarter. Our quarterly results may fluctuate materially depending on factors such as the following:

•	timing of new product introductions, new store openings and store relocations;

•	sales contributed by new stores;

•	increases or decreases in comparable store sales;

•	adverse weather conditions;

•	shifts in the timing of certain holidays or promotions;

•	one-time charges incurred, such as financing cost write-offs incurred in the third quarter of fiscal 2011; and

•	changes in our merchandise mix.

Results for any quarter are not necessarily indicative of the results that may be achieved for a full year.

The following tables set forth certain unaudited quarterly statement of operations information for the eight quarters ended January 31, 2012. The unaudited quarterly information has been prepared on a consistent basis, includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal Year 2012				Fiscal Year 2012
(Dollars in thousands, except per share amounts)	Quarter Ended
	Apr. 30	Jul. 31	Oct. 31	Jan. 31
Revenues
Product sales	$144,279	$138,231	$140,404	$173,446	$596,360
Repair service agreement commissions (net)	8,902	9,945	10,602	12,629	42,078
Service revenues	3,889	3,811	3,950	3,596	15,246

Total net sales	157,070	151,987	154,956	189,671	653,684

Finance charges and other	34,912	35,039	31,667	37,000	138,618

Total revenues	191,982	187,026	186,623	226,671	792,302
Percent of annual revenues	24.2%	23.6%	23.6%	28.6%	100.0%

Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	106,453	105,477	112,844	130,719	455,493
Cost of service parts sold, including warehousing and occupancy costs	1,730	1,596	1,647	1,554	6,527
Selling, general and administrative expense	59,445	56,174	59,801	62,491	237,911
Store closing costs	—	3,658	(313)	3,751	7,096
Impairment of long-lived assets	—	—	688	1,331	2,019
Provision for bad debts	9,564	7,151	26,400	10,440	53,555

Total cost and expenses	177,192	174,056	201,067	210,286	762,601

Operating income (loss)	14,790	12,970	(14,444)	16,385	29,701

Operating profit (loss) as a % total revenues	7.7%	6.9%	(7.7)%	7.2%	3.7%

Interest expense	7,556	7,004	3,919	3,978	22,457
Loss from early extinguishment of debt	—	11,056	—	—	11,056
Other (income) expense	52	34	(5)	(11)	70

Income (loss) before income taxes	7,182	(5,124)	(18,358)	12,418	(3,882)
Provision (benefit) for income taxes	2,781	(2,022)	(5,635)	4,717	(159)

Net income (loss)	$4,401	$(3,102)	$(12,723)	$7,701	$(3,723)

Net income (loss) as a % of revenue	2.3%	(1.7)%	(6.8)%	3.4%	(0.5)%
Retail gross margin	30.5%	28.8%	25.3%	29.7%	28.7%
SG&A expense as a % of revenue	31.0%	30.0%	32.0%	27.6%	30.0%
Same store sales increase (decrease) %	(3.9)%	(12.8)%	18.9%	12.1%	2.8%

Earnings (loss) per share:
Basic	$0.14	$(0.10)	$(0.40)	$0.24	$(0.12)
Diluted	$0.14	$(0.10)	$(0.40)	$0.24	$(0.12)

Outstanding shares:
Basic	31,768	31,808	31,881	31,997	31,860
Diluted	31,772	31,808	31,881	32,572	31,860

	Fiscal Year 2011				Fiscal Year 2011
(Dollars in thousands, except per share amounts)	Quarter Ended
	Apr. 30	Jul. 31	Oct. 31	Jan. 31
Revenues
Product sales	$149,015	$164,660	$125,817	$168,951	$608,443
Repair service agreement commissions	9,851	10,490	8,275	9,179	37,795
Service revenues	4,757	4,183	3,769	3,778	16,487

Total net sales	163,623	179,333	137,861	181,908	662,725

Finance charges and other	37,007	36,476	35,819	36,748	146,050

Total revenues	200,630	215,809	173,680	218,656	808,775
Percent of annual revenues	24.8%	26.7%	21.5%	27.0%	100.0%

Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	110,647	129,779	99,238	135,032	474,696
Cost of service parts sold, including warehousing and occupancy costs	2,376	2,116	1,642	1,645	7,779
Selling, general and administrative expense	61,901	61,407	55,596	60,902	239,806
Impairment of long-lived assets	—	—		2,321	2,321
Provision for bad debts	10,216	13,348	13,928	13,912	51,404

Total cost and expenses	185,140	206,650	170,404	213,812	776,006

Operating income	15,490	9,159	3,276	4,844	32,769

Operating profit as a % total revenues	7.7%	4.2%	1.9%	2.2%	4.1%

Interest expense	5,783	6,730	7,722	7,846	28,081
Costs relating to financing transactions terminated and transactions not completed	—	—	2,896	1,387	4,283
Other (income) expense	171	11	(16)	173	339

Income (loss) before income taxes	9,536	2,418	(7,326)	(4,562)	66
Provision (benefit) for income taxes	3,653	1,017	(2,548)	(984)	1,138

Net income (loss)	$5,883	$1,401	$(4,778)	$(3,578)	$(1,072)

Net income (loss) as a % of revenue	2.9%	0.6%	(2.8)%	(1.6)%	(0.1)%

Retail gross margin	30.4%	25.9%	26.0%	24.2%	26.5%

SG&A expense as a % of revenue	30.9%	28.5%	32.0%	27.9%	29.7%

Same store sales increase (decrease) %	(19.7)%	(6.4)%	(16.3)%	5.2%	(9.6)%

Earnings (loss) per share:
Basic	$0.24	$0.06	$(0.19)	$(0.12)	$(0.04)
Diluted	$0.24	$0.06	$(0.19)	$(0.12)	$(0.04)

Outstanding shares:
Basic	24,834	24,941	24,951	29,459	26,091
Diluted	24,836	24,945	24,951	29,459	26,091

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

On July 28, 2011, we completed an amendment and extension of our asset-based revolving credit facility, increasing the capacity from $375 million to $430 million and extending the maturity date from November 2013 to July 2015. On November 18, 2011 we obtained an increase in the total commitments under our asset-based revolving credit facility, increasing the capacity from $430 million to $450 million with no change in maturity dates. Our asset-based revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The credit facility bears interest at LIBOR plus a spread ranging from 350 basis points to 400 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The leverage ratio covenant requirement is a required maximum of 2.00 to 1.00. The current fixed charge coverage ratio is a minimum of 1.10 to 1.00. We expect, based on current facts and circumstances that we will be in compliance with the above covenants for at least the next 12 months. The weighted average interest rate on borrowings outstanding under the asset-based revolving credit facility at January 31, 2012, was 4.2%.

We entered into an $8.0 million real estate loan on July 28, 2011, collateralized by three of our owned store locations, that will mature in July 2016 and requires monthly principal payments based on a 15-year amortization schedule. The loan was then amended on October 31, 2011 to adjust the interest rate. The interest rate on the loan is the Prime rate plus 100 basis points. The floor on the total rate was reduced from 6% to 5%, effective October 31, 2011.

During the quarter ended July 31, 2011, we completed the repayment of our term loan with proceeds from the new real estate loan and borrowings under our expanded revolving credit facility.

During the quarter ended October 31, 2011 we entered into interest rate cap option transactions with a notional amount of $100 million. These cap options are held for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of its variable-rate debt, based on the benchmark one-month LIBOR interest rate exceeding 1.0%. These cap options have monthly caplets extending through August 2014.

The weighted average effective interest rate on borrowings outstanding under all our credit facilities for the year ended January 31, 2012 was 4.11%, including the interest expense associated with our interest rate caps and amortization of deferred financing costs.

A summary of the significant financial covenants that govern our new credit facilities compared to our actual compliance status at January 31, 2012 is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum	2.00 to 1.00	1.10 to 1.00
Total liabilities to tangible net worth ratio must be lower than required maximum	1.22 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed stated amount	5.15%	4.74%
Capital expenditures, net must be lower than required maximum	$4.4 million	$25.0 million

Note: All terms in the above table are defined by the revolving credit facility and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly on a trailing 12-month basis, except for the Cash recovery percentage, which is calculated monthly on a trailing three-month basis.

As of January 31, 2012, we had immediately available borrowing capacity of $79.1 million under our asset-based revolving credit facility, net of standby letters of credit issued, available to us for general corporate purposes. In addition to the $79.1 million currently available under the revolving credit facility, an additional $56.3 million may become available if we grow the balance of eligible customer receivables and total eligible inventory balances. The principal payments received on customer receivables averaged approximately $32.1 million per month during the fiscal year ended January 31, 2012, and are available each month to fund new customer receivables generated. During fiscal 2013, we expect to grow the balance of the credit portfolio.

We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including bank debt and securitization facilities, extended vendor terms for purchases of inventory and acquisition of inventory under consignment arrangements. Based on our current operating plans, we believe that cash generated from operations, available borrowings under our revolving credit facility, extended vendor terms for purchases of inventory and acquisition of inventory under consignment arrangements will be sufficient to fund our operations, store expansion and updating activities and capital programs for at least the next 12 months, subject to continued compliance with the covenants in our credit facilities. Additionally, if there is a default under any of the facilities that is not waived by the various lenders, it could result in the requirement to immediately begin repayment of all amounts owed under our credit facilities, as all of the facilities have cross-default provisions that would result in default under all of the facilities if there is a default under any one of the facilities. If the repayment of amounts owed under our credit facilities is accelerated for any reason, we may not have sufficient cash and liquid assets at such time to be able to immediately repay all the amounts owed under the facilities.

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

Capital expenditures.

We lease 62 of our 65 stores, and our plans for future store locations include primarily leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and warehouses), the cost of which is estimated to be between $1.0 million and $1.5 million per store, and for our existing store remodels, in the range of $500,000 per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationship and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we are successful in these relationship developments, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores, but could include full ownership. In addition to remodeling existing stores, we have re-initiated our store opening program with plans to open five to seven new stores during fiscal year 2013. All of these stores will be in new markets, and is expected to include our entrance into at least one new state. Our anticipated capital expenditure budget for fiscal year 2013 is $16 million to $20 million, net of landlord allowances.

Cash flow

Operating activities.

During the year ended January 31, 2012, net operating cash flows increased to $64.5 million provided by operating activities, from $63.1 million provided by operating activities in the twelve months ended January 31, 2011. Operating cash flows for the year ended January 31, 2012 were driven primarily by cash flows from operating activities (primarily net loss plus depreciation, loss from early extinguishment of debt and costs and impairment charges related to store closings) and reductions in the balance of customer accounts receivable.

Investing activities.

Net cash used by investing activities increased $8.2 million, from the prior fiscal year due to slightly increased expenditures for property and equipment from fiscal year 2011 and the release of restricted cash balances upon the termination of the securitization program in fiscal year 2011.

Financing activities.

Net cash used in financing activities decreased by $3.2 million from $68.0 million used during the year ended January 31, 2011, to $64.8 million used during the year ended January 31, 2012, as we used net cash flows from operating activities to pay down total amounts under our financing facilities. Additionally, we used proceeds from our $8.0 million real estate loan and draws from our expanded revolving credit facility to complete the repayment of our term loan.

Contractual obligations

The following table presents a summary of our known contractual obligations as of January 31, 2012, with respect to the specified categories, classified by payments due per period.

		Payments due by period
(Dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long term debt:
Revolving credit facility (1)	$313,250	$—	$—	$313,250	$—
Real estate note (2)	7,826	428	925	6,473	—
Other notes	628	298	330	—	—
Operating leases:
Real estate	129,858	23,508	41,914	33,942	30,494
Equipment	3,847	1,313	1,604	722	208
Purchase obligations	3,575	1,477	1,685	413	—

Total contractual cash obligations	$458,984	$27,024	$46,458	$354,800	$30,702

(1)	If the outstanding balance as of January 31, 2012 and the interest rate in effect at that time were to remain the same over the remaining life of the facility, interest payments on the facility would be approximately $13.0 million for the fiscal years ended January 31, 2013, 2014 and 2015 and $6.5 million for the fiscal year ended January 31, 2016, respectively.
(2)	Includes interest payments due on the note.

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

Since January 31, 2011, the balance outstanding under our asset-based revolving credit facility has increased from $279.3 million to $313.3 million at January 31, 2012. The notional balance of interest caps used to fix the rate on a portion of asset-based revolving credit facility balance was $100 million at January 31, 2012. These interest rate caps will offset any interest rate increases once the LIBOR rate exceeds 1.0%. Accordingly, a 100 basis point increase in interest rates on the asset-based revolving credit facility would increase our borrowing costs by $2.8 million over a 12-month period, based on the balance outstanding at January 31, 2012, after considering the impact of the interest rate caps.

We entered into an $8.0 million real estate loan on July 28, 2011, collateralized by three of our owned store locations, that will mature in July 2016 and requires monthly principal payments based on a 15-year amortization schedule. The loan was then amended on October 31, 2011, to adjust the interest rate. The floor on the total rate was reduced from 6% to 5% effective October 31, 2011. The interest rate on the loan is the Prime rate plus 100 basis points, with a floor on the total rate of 5%. Because Prime is more than 100 basis points below the minimum 5.0% rate under the real estate loan, a 100 basis point change in the Prime rate would not impact the current anticipated interest expense under that loan.

Interest Rate Risk Management

We did not enter into any risk management trading activities during the year ended January 31, 2012. Our market risk sensitive instruments and positions have been determined to be “other than trading.”

Our risk management activities primarily attempt to mitigate price risks related to fluctuations in interest payments on LIBOR-based floating rate debt instruments through the use of financial derivative instruments.

Our risk management strategy involves capping floating interest rates through the use of a series of purchased swaps and/or purchased put option caps. These caps seek to mitigate the impact of upward floating interest rates on future cash flows when the LIBOR rate exceeds 1.0%. These financial derivatives are designated as cash flow hedges.

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

We have prepared a sensitivity analysis to estimate the exposure to market risk related to floating rate debt. Any swaps and options outstanding as of January 31, 2012 and 2011 that were used in our risk management activities were analyzed using a hypothetical 100 basis point adverse change in LIBOR rates for all forward months within the terms of the risk management derivatives. There was no potential loss in future earnings from these positions due to a 100 basis point adverse movement in LIBOR interest rates as of January 31, 2012. The transactions being hedged are subject to increased interest payments on increasing interest rates up to the hedging cap rate of a LIBOR rate of 1.0%. The preceding hypothetical analysis is limited because changes in prices may or may not equal 100 basis points, thus actual results may differ.

Our sensitivity analysis includes designated hedging and the anticipated transactions associated with these hedging transactions. These hedging transactions are anticipated to be very close to 100% effective once the hedged cap level is reached; therefore, there is essentially no effect on our sensitivity analysis from these hedging positions. To the extent option contracts are used as hedging instruments for anticipated transactions we have included the offsetting effect of the anticipated transactions, only to the extent the option contracts are in the money, or would become in the money as a result of the 100 basis point hypothetical movements in prices.

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

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment and those criteria, management believes that, as of January 31, 2012, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of January 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Conn’s, Inc.

Beaumont, Texas

April 11, 2012

/s/ Michael J. Poppe

Michael J. Poppe

Chief Financial Officer

/s/ Theodore M. Wright

Theodore M. Wright

Chief Executive Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conn’s, Inc.

We have audited Conn’s, Inc.’s internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Conn’s, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Conn’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Conn’s, Inc. as of January 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2012 of Conn’s, Inc. and our report dated April 11, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

April 11, 2012

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conn’s, Inc.

We have audited the accompanying consolidated balance sheets of Conn’s, Inc. as of January 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conn’s, Inc. at January 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in the third quarter of the year ended January 31, 2012 the Company changed its method of accounting for customer accounts receivables as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether Restructuring is a Troubled Debt Restructuring.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Conn’s, Inc.’s internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 11, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

April 11, 2012

Conn’s, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$6,265	$10,977
Customer accounts receivable, net of allowance of $28,979 and $28,400, respectively	316,385	337,673
Other accounts receivable, net of allowance of $54 and $60, respectively	38,715	30,476
Inventories	62,540	82,354
Deferred income taxes	17,111	19,478
Federal income taxes recoverable	5,256	3,942
Prepaid expenses and other assets	6,286	6,476

Total current assets	452,558	491,376

Long-term portion of customer accounts receivable, net of allowance of $24,999 and $24,026, respectively	272,938	285,667
Property and equipment
Land	7,264	7,264
Buildings	10,455	10,379
Equipment and fixtures	24,787	25,394
Transportation equipment	1,468	1,558
Leasehold improvements	83,969	85,415

Subtotal	127,943	130,010
Less accumulated depreciation	(89,459)	(83,120)

Total property and equipment, net	38,484	46,890
Non-current deferred income tax asset	9,754	8,009
Other assets, net	9,564	10,118

Total assets	$783,298	$842,060

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$726	$167
Accounts payable	44,711	57,740
Accrued compensation and related expenses	7,213	5,477
Accrued expenses	24,030	16,045
Income taxes payable	2,028	2,103
Deferred revenues and allowances	15,966	20,822

Total current liabilities	94,674	102,354
Long-term debt	320,978	373,569
Other long-term liabilities	13,576	12,395
Deferred gain on sale of property	699	845
Stockholders’ equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 40,000,000 shares authorized; 32,139,524 and 33,488,565 shares issued at January 31, 2012 and 2011, respectively)	321	335
Accumulated other comprehensive loss	(293)	(71)
Additional paid-in capital	136,006	131,590
Retained earnings	217,337	258,114
Treasury stock at cost (1,723,205 shares at January 31, 2011)	—	(37,071)

Total stockholders’ equity	353,371	352,897

Total liabilities and stockholders’ equity	$783,298	$842,060

See notes to consolidated financial statements.

Conn’s, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share)

	Year Ended January 31,
	2012	2011	2010
Revenues
Product sales	$596,360	$608,443	$666,381
Repair service agreement commissions	42,078	37,795	40,673
Service revenues	15,246	16,487	22,115

Total net sales	653,684	662,725	729,169

Finance charges and other	138,618	146,050	157,920

Total revenues	792,302	808,775	887,089
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	455,493	474,696	529,227
Cost of service parts sold, including warehousing and occupancy costs	6,527	7,779	10,401
Selling, general and administrative expense	237,911	239,806	258,579
Costs related to store closings	7,096	—	—
Impairment of long-lived assets	2,019	2,321	—
Goodwill impairment	—	—	9,617
Provision for bad debts	53,555	51,404	48,779

Total cost and expenses	762,601	776,006	856,603

Operating income	29,701	32,769	30,486
Interest expense, net	22,457	28,081	21,986
Loss from early extinguishment of debt	11,056	—	—
Costs related to financing facilities terminated and transactions not completed	—	4,283	—
Other (income) expense, net	70	339	(123)

Income (loss) before income taxes	(3,882)	66	8,623
Provision (benefit) for income taxes	(159)	1,138	4,319

Net income (loss)	$(3,723)	$(1,072)	$4,304

Earnings (loss) per share
Basic	$(0.12)	$(0.04)	$0.17
Diluted	$(0.12)	$(0.04)	$0.17
Average common shares outstanding
Basic	31,860	26,091	24,910
Diluted	31,860	26,091	25,081

Conn’s, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Accum. Other Compre- hensive Income (Loss)

	Common Stock			Paid-in	Retained	Treasury Stock
	Shares	Amount		Capital	Earnings	Shares	Amount	Total
Balance January 31, 2009	24,167	$242	$—	$103,553	$254,882	(1,723)	$(37,071)	$321,606
Issuance of common stock under
Employee Stock Purchase Plan	27			228				228
Stock-based compensation				2,445				2,445
Net income					4,304			4,304
Other comprehensive income (loss):
Adjustment of fair value of interest rate swaps, net of tax benefit of $118			(218)					(218)

Other comprehensive loss			(218)					(218)

Total comprehensive income								4,086

Balance January 31, 2010	24,194	242	(218)	106,226	259,186	(1,723)	(37,071)	328,365

Issuance of common stock	9,259	93		23,019				23,112
Issuance of common stock under
Employee Stock Purchase Plan	35			166				166
Stock-based compensation				2,179				2,179
Net loss					(1,072)			(1,072)
Other comprehensive income (loss):
Adjustment of fair value of interest rate swaps, net of tax of $80			147					147

Other comprehensive income			147					147

Total comprehensive loss								(925)

Balance January 31, 2011	33,488	335	(71)	131,590	258,114	(1,723)	(37,071)	352,897

Common stock issuance expenses				(70)				(70)
Exercise of options, net of tax	303	3		1,997				2,000
Issuance of common stock under
Employee Stock Purchase Plan	28			135				135
Cancellation of treasury stock	(1,723)	(17)			(37,054)	1,723	37,071	—
Common stock converted from vested restricted stock units	43
Stock-based compensation				2,354				2,354
Net loss					(3,723)			(3,723)
Other comprehensive income (loss):
Adjustment of fair value of interest rate hedge, net of tax of $120			(222)					(222)

Other comprehensive loss			(222)					(222)

Total comprehensive loss								(3,945)

Balance January 31, 2012	32,139	$321	$(293)	$136,006	$217,337	—	$—	$353,371

See notes to consolidated financial statements.

Conn’s, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended January 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$(3,723)	$(1,072)	$4,304
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,625	12,769	13,516
Amortization, net	2,244	4,680	496
Provision for bad debts and uncollectible interest	62,597	60,631	56,842
Stock-based compensation	2,354	2,179	2,445
Excess tax benefits from stock-based compensation	(50)	—	—
Loss from early extinguishment of debt	11,056	—	—
Goodwill impairment	—	—	9,617
Costs and impairment charges related to store closings	9,115	2,321	—
Costs related to financing facilities terminated and transactions not completed	—	4,283	—
Provision (benefit) for deferred income taxes	741	(978)	(3,274)
Loss (gain) from sale of property and equipment	53	167	(123)
Discounts and accretion on in-house promotional credit	(1,246)	(2,180)	(639)
Change in operating assets and liabilities:
Customer accounts receivable	(26,744)	5,284	(21,950)
Other accounts receivable	(8,762)	(8,018)	8,885
Inventory	19,814	(18,855)	32,472
Prepaid expenses and other assets	692	1,543	(2,087)
Accounts payable	(13,029)	17,796	(17,866)
Accrued expenses	2,030	(17,155)	(7,756)
Income taxes payable	(1,612)	3,700	(10,586)
Deferred revenues and allowances	(1,638)	(4,037)	(57)

Net cash provided by operating activities	64,517	63,058	64,239

Cash flows from investing activities
Purchase of property and equipment	(4,386)	(3,028)	(10,255)
Proceeds from sales of property	—	709	152
Changes in restricted cash balances	—	6,000	—

Net cash provided by (used in) investing activities	(4,386)	3,681	(10,103)

Cash flows from financing activities
Net proceeds from stock issued under employee benefit plans, including tax benefit	2,135	166	228
Excess tax benefits from stock-based compensation	50	—	—
Proceeds from (cost related to) issuance of common stock	(70)	23,379	—
Cash paid for interest rate caps	(699)	—	—
Borrowings under lines of credit	224,383	658,629	270,838
Payments on lines of credit	(190,608)	(737,048)	(324,340)
Borrowings of real estate note	8,000	—	—
Payment of term note	(100,000)	—	—
Increase in deferred financing costs	(2,937)	—	—
Payment of prepayment premium	(4,830)	(12,986)	(440)
Payment of promissory notes	(267)	(149)	(84)

Net cash used in financing activities	(64,843)	(68,009)	(53,798)

Net change in cash	(4,712)	(1,270)	338
Cash and cash equivalents
Beginning of the year	10,977	12,247	11,909

End of the year	$6,265	$10,977	$12,247

Supplemental disclosure of cash flow information
Cash interest paid	$20,523	$22,446	$20,538
Cash income taxes paid (recovered), net	(3,108)	(1,570)	18,163
Supplemental disclosure of non-cash activity
Deferred financing costs recovered through proceeds from issuance of common stock	—	267	—
Purchases of property and equipment with debt financing	639	—	473

See notes to consolidated financial statements.

Conn’s, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

1. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Conn’s, Inc. and all of its wholly-owned subsidiaries (the Company). Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation

Business Activities. The Company, through its retail stores, provides products and services to its customer base in seven primary market areas, including southern Louisiana, southeast Texas, Houston, South Texas, San Antonio/Austin, Dallas/Fort Worth and Oklahoma. Products and services offered through retail sales outlets include home appliances, consumer electronics, home office equipment, lawn and garden products, mattresses, furniture, repair service agreements, installment credit programs and various credit insurance products. These activities are supported through an extensive service, warehouse and distribution system. The Company’s business is somewhat seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31, due primarily to the holiday selling season. For the reasons discussed below, the Company has aggregated its results into two operating segments: credit and retail. The Company’s retail stores bear the “Conn’s” name and deliver the same products and services to a common customer group. The Company’s customers generally are individuals rather than commercial accounts. All of the retail stores follow the same procedures and methods in managing their operations. The Company’s management evaluates performance and allocates resources based on the operating results of its retail and credit segments. The separate financial information is disclosed in Note 15—“Segment Reporting”.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Vendor Programs. The Company receives funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, training and promotional programs which are recorded on the accrual basis, as a reduction of the related product cost. The Company accrues rebates based on the satisfaction of terms of the program and sales of qualifying products even though funds may not be received until the end of a quarter or year. If the programs are related to product purchases, the allowances, credits, or payments are recorded as a reduction of product cost and if the programs are related to product sales, the allowances, credits or payments are recorded as a reduction of cost of goods sold. Vendor rebates earned and recorded as a reduction of product cost and cost of goods sold totaled $62.7 million, $63.7 million and $51.3 million for the years ended January 31, 2012, 2011 and 2010, respectively. Over the past three years the Company has received funds from approximately 50 vendors, with the terms of the programs ranging between one month and one year.

Earnings per Share. The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any stock options and restricted stock units granted, to the extent not anti-dilutive, which is calculated using the treasury-stock method. Due to the net loss incurred for periods ended January 31, 2012 and 2011, no stock options or restricted stock units were included in the computation of diluted loss per share for those periods. As discussed in Note 2, during the second quarter, the Company revised its fiscal year 2010 and 2011 consolidated financial statements to correct its calculation of the number of shares used in calculating its basic and diluted earnings (loss) per share for the impact of a stock rights offering, which required basic and diluted earnings (loss) per share to be adjusted retroactively for all periods presented for the bonus element contained in the rights offering.

The following table sets forth the shares outstanding for the earnings (loss) per share calculations:

	Year ended January 31,
(Shares in thousands)	2012	2011	2010
Common stock outstanding, net of treasury stock, beginning of period	31,765	22,471	22,444
Weighted average common stock issued in stock option exercises	78	—	—
Weighted average common stock issued to employee stock purchase plan	13	17	12
Weighted average common stock converted from restricted stock units	4	—
Weighted average common stock issued in rights offering	—	1,573	—
Adjustment based on retrospective application of rights offering	—	2,030	2,454

Shares used in computing basic earnings per share	31,860	26,091	24,910

Dilutive effect of stock options and restricted stock units, net of assumed repurchase of treasury stock	—	—	154
Adjustment based on retrospective application of rights offering	—	—	17

Shares used in computing diluted earnings per share	31,860	26,091	25,081

During the periods presented, options with an exercise price in excess of the average market price of the Company’s common stock, or that are otherwise anti-dilutive, are excluded from the calculation of the dilutive effect of stock options and restricted stock units for diluted earnings per share calculations. The weighted average number of options not included in the calculation of the dilutive effect of stock options and restricted stock units was 2.3 million, 2.7 million and 1.5 million for each of the years ended January 31, 2012, 2011 and 2010, respectively.

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Credit card deposits in-transit of $2.2 million and $4.5 million, as of January 31, 2012 and 2011, respectively, are included in cash and cash equivalents.

Inventories. Inventories consist of finished goods or parts and are valued at the lower of cost (moving weighted average cost method) or fair market value through the establishment of inventory loss reserves. The Company’s inventory reserve represents the excess of the carrying amount, typically weighted average cost, over the amount it expects to realize from the ultimate sale or other disposition of the inventory. The inventory reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory aging, projected consumer demand and market availability and obsolescence of products on hand.

At January 31, 2011, the Company increased its reserves for inventory valuation to adjust for the Company’s recent experience selling aged items, both through store locations and external sources. The recent sales activity indicated the recoverable value for those items was less than originally estimated and that many items had minimal value through any distribution channel. An additional reserve in the amount of $4.7 million was recorded during the three months ended October 31, 2011 as an adjustment to appropriately value inventory. This adjustment reduced operating income by $4.7 million and net income by $3.0 million during fiscal 2012 and basic and diluted earnings per share by $0.09.

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

Gains and losses on sale of assets are included in Other (income) expense in the consolidated statements of operations, and totaled approximately $(53,000), $(167,000) and $123,000, respectively for the years ended January 31, 2012, 2011 and 2010.

Property and Equipment Impairment. Property and equipment are evaluated for impairment at the retail store level. The Company performs a periodic assessment of assets for impairment. Additionally, an impairment evaluation is performed whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store’s performance. For property and equipment to be held and used, the Company recognizes an impairment loss if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Fair value is determined by discounting the anticipated cash flows over the remaining term of the lease utilizing certain unobservable inputs (Level 3), and impairment charges of $2.0 million and $2.3 million were recorded for the years ended January 31, 2012 and 2011, respectively, related to store closures.

Goodwill. During the year ended January 31, 2010 as a result of the sustained decline in the Company’s market capitalization, the increasingly challenging economic environment, and its impact on the Company’s comparable store sales, credit portfolio performance and operating results, the Company determined that an interim goodwill impairment test was necessary. A two-step method was utilized for determining goodwill impairment. The valuation of the Company was performed utilizing the services of outside valuation consultants using both an income approach utilizing discounted debt-free cash flows of the Company and comparable valuation multiples. Upon completion of the impairment test, the Company concluded that the carrying value of the Company’s recorded goodwill was impaired. As a result, the Company recorded a goodwill impairment charge of $9.6 million reducing the balance of goodwill on its balance sheet to zero.

Restructured Customer Accounts Receivable. Effective April 5, 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether Restructuring is a Troubled Debt Restructuring (TDR), which clarifies when a loan modification or restructuring is considered a TDR. This guidance clarifies what constitutes a concession and whether the debtor is experiencing financial difficulties, even if not currently in default. The amendments in ASU 2011-02 were effective for the first interim or annual period beginning on or after June 15, 2011, or for the third quarter of fiscal 2012 for the Company, and were required to be applied retrospectively to restructurings occurring on or after the beginning of the annual period of adoption with early adoption permitted. The Company defines TDR accounts that originated in the current fiscal year as accounts that have been re-aged in excess of three months or refinanced. For accounts originating in prior fiscal years, if the cumulative re-aging exceeds three months and the accounts were re-aged in fiscal year 2012 then the account is considered a TDR account. The Company recorded a pre-tax charge during the fiscal year 2012 of $14.1 million, net of previously provided reserves, related to the required adoption of the accounting guidance related to TDR accounts.

Customer Accounts Receivable. Customer accounts receivable are originated at the time of sale and delivery of the various products and services. The Company records the amount of principal and accrued interest on customer receivables that is expected to be collected within the next twelve months, based on contractual terms, in current assets on its consolidated balance sheet. Those amounts expected to be collected after twelve months, based on contractual terms, are included in long-term assets. Typically, customer receivables are considered delinquent if a payment has not been received on the scheduled due date. Additionally, the Company offers re-age programs to customers with past due balances that have experienced a financial hardship, if they meet the conditions of the Company’s re-age policy. Re-aging a customer’s account can result in updating an account from a delinquent status to a current status. During the quarter ended July 31, 2011, the Company implemented a new policy which limits the number of months that an account can be re-aged to a maximum of 18 months. During the quarter ended October 31, 2011, the Company further modified the policy to reduce the number of months that an account can be re-aged to a maximum of 12 months. As of July 31, 2011, the Company changed its charge-off policy so that any account that is delinquent more than 209 days as of the end of a month is charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment is reversed and charged against the allowance for uncollectible interest. Prior to July 31, 2011, the Company charged off all accounts that were delinquent more than 120 days and for which no payment had been received in the past seven months. The Company has a secured interest in the merchandise financed by these receivables and therefore has the opportunity to recover a portion of the charged-off amount.

Interest Income on Customer Accounts Receivable. Interest income is accrued using the interest method for installment contracts and the simple interest method for revolving charge accounts, and is reflected in Finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and the Company provides an allowance for estimated uncollectible interest. Interest income on the Company’s installment contracts with its customers is calculated using the rule of 78s. In order to convert its interest income recognized to the interest method, the Company has recorded the excess earnings of rule of 78s over the interest method as deferred revenue on its balance sheet. This deferred interest will ultimately be brought into income as the accounts pay off or accounts amortize to the point that interest income under the interest method exceeds that which is being earned under rule of 78s. At January 31, 2012 and 2011, there was approximately $7.1 million and $8.4 million, respectively, of deferred interest included in Deferred revenue and allowances. Additionally, there was $7.4 million and $8.0 million of deferred interest included in Other long-term liabilities as January 31, 2012 and 2011, respectively. The Company typically only places accounts in non-accrual status when legally required to do so. Payment received on non-accrual loans will be applied to principal and reduce the amount of the loan. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. Interest income is recognized on interest-free promotional credit programs based on the Company’s historical experience related to customers that fail to satisfy the requirements of the interest-free programs. Additionally, for sales on deferred interest and “same as cash” programs, under the Company’s in-house finance program, that exceed one year in duration, the Company discounts the sales to present value, resulting in a reduction in sales and customer receivables, and amortizes the discount amount to Finance charges and other over the term of the program. The amount of customer receivables carried on the Company’s balance sheet that were in non-accrual status was $9.8 million and $10.5 million at January 31, 2012 and 2011, respectively. The amount of customer receivables carried on the Company’s consolidated balance sheet that were past due 90 days or more and still accruing interest was $39.5 million and $43.5 million at January 31, 2012 and 2011, respectively. The Company recognizes interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows.

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

The Company determines reserves for those accounts that are TDRs based on the present value of cash flows expected to be collected over the life of those accounts. The excess of the carrying amount over the discounted cash flow amount is recorded as a reserve for loss on those accounts. The Company estimates its allowance for bad debts by evaluating the credit portfolio based on the number of months re-aged, if any. As a result of the Company’s practice of re-aging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off could be impacted. If these accounts had been charged-off sooner the historical net loss rates might have been higher. During the quarter ended July 31, 2011, the Company implemented a new policy which limits the number of months that an account can be re-aged to a cumulative maximum of 18 months, which during the quarter ended October 31, 2011 was further limited to a cumulative maximum of 12 months. This change in the re-age policy had the impact of increasing delinquencies and accelerating charge-offs. The Company expects higher levels of charge-offs in the near-term as the changes in the re-age policy are fully implemented and then expects charge-off levels to decline in the latter part of fiscal 2013. The Company monitors the aging of its past due accounts closely and focuses its collection efforts on preventing accounts from becoming 60 days past due or greater, which is a leading indicator of potential charge-offs. As of July 31, 2011, the Company changed its charge-off policy such that an account that is delinquent more than 209 days as of the end of each month is charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment is reversed and charged against the allowance for uncollectible interest. Prior to July 31, 2011, the Company charged off all accounts that were delinquent more than 120 days and for which no payment had been received in the past seven months. As a result of the change, approximately $5.9 million in charge-offs were accelerated and charged against the allowance for doubtful accounts and approximately $1.4 million in accrued interest was charged off and charged against the allowance for uncollectible interest during the second quarter. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $49.9 million and $44.0 million, at January 31, 2012 and January 31, 2011, respectively. The adoption of the TDR guidance for the year ended January 31, 2012 resulted in determining the balance of accounts considered to be TDRs of $48.9 million. The amount included in the allowance for doubtful accounts associated with principal and interest on these loans was $25.4 million as of January 31, 2012. TDR accounts are segregated from the credit score stratification for reporting and measurement purposes.

Revenue Recognition. Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates or other free products or services and discounts of sales on promotional credit that extend beyond one year. The Company sells repair service agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where third parties are the obligor on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned. When the Company sells repair service agreements in which it is deemed to be the obligor on the contract at the time of sale, revenue is deferred and recognized ratably, on a straight-line basis, over the term of the repair service agreement. All of these agreements typically have terms ranging from 12 months to 48 months. These agreements are separate units of accounting and are valued based on the agreed upon retail selling price. Under the contracts, the Company defers and amortizes its direct selling expenses over the contract term and records the cost of the service work performed as products are repaired. The Company additionally sold repair service agreements on its furniture products at the point of sale for which it was obligor at the time of sale. On January 31, 2012, the Company transferred the outstanding repair service agreements on its furniture products and the liability for those agreements to a third-party provider.

The following table presents a reconciliation of the beginning and ending balances of the deferred revenue under the Company’s repair service agreements, included in Deferred revenues and allowances in the accompanying consolidated balance sheet, and the amount of claims paid under those agreements:

	Year ended January 31,
(Dollars in thousands)	2012	2011
Balance in deferred revenues at beginning of period	$6,486	$7,268
Revenues earned during the period	(5,897)	(6,873)
Revenues deferred on sales of new agreements	6,893	6,091
Liability transferred to third-party	(4,713)	—

Balance in deferred revenues at end of period	$2,769	$6,486

Total claims incurred during the period, excludes selling expenses	$2,693	$3,550

Sales on interest-free promotional credit programs under the Company’s in-house financing program are recognized at the time the customer takes possession of the product, consistent with the above stated policy. Considering the short-term nature of interest-free programs for terms less than one year, sales are recorded at full value and are not discounted. Sales financed by longer-term (18-, 24- and 36-month) interest-free programs are recorded at their net present value. The discount to net present value results in a reduction in net sales, which totaled approximately $40,000, $1.4 million and $4.8 million for the years ended January 31, 2012, 2011 and 2010, respectively. Customer receivables arising out of the interest-free programs are carried on the consolidated balance sheet net of the discount, which is amortized into income over the life of the receivable as an adjustment to Finance charges and other. Sales on interest-free promotional programs under third-party programs typically require the Company to pay the third-party a fee on each completed sale. The fee is recorded as a reduction of net sales.

The Company classifies amounts billed to customers relating to shipping and handling as revenues. Costs of $18.8 million, $19.5 million and $19.3 million associated with shipping and handling revenues are included in Selling, general and administrative expense for the years ended January 31, 2012, 2011 and 2010, respectively.

Share-Based Compensation. For stock option grants, the Company has used the Black-Scholes model to determine fair value. For grants of restricted stock units, the fair value of the grant is the market value of the Company’s stock at the date of issuance. Share-based compensation expense is recorded, net of estimated forfeitures, on a straight-line basis over the vesting period of the applicable grant.

Self-insurance. The Company is self-insured for certain losses relating to group health, workers’ compensation, automobile, general and product liability claims. The Company has stop-loss coverage to limit the exposure arising from these claims. Self-insurance losses for claims filed and claims incurred, but not reported, are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using development factors based on historical experience.

Expense Classifications. The Company records Cost of goods sold as the direct cost of products sold, any related out-bound freight costs, and receiving costs, inspection costs, internal transfer costs, and other costs associated with the operations of its distribution system, including occupancy related to its warehousing operations. Advertising costs are expensed as incurred. Advertising expense included in Selling, general and administrative expense for the years ended January 31, 2012, 2011 and 2010, was $29.7 million, $30.3 million and $30.6 million, respectively.

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

Income Taxes. The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to be in effect when the differences are expected to reverse. To the extent penalties and interest are incurred, the Company records these charges as a component of its Provision for income taxes. Tax returns for the fiscal years subsequent to January 31, 2008, remain open for examination by the Company’s major taxing jurisdictions.

Sales Taxes. The Company records and reports all sales taxes collected on a net basis in the financial statements.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a discounted cash flow analysis, approximates their carrying amount. The discounted cash flow analysis was prepared using historical portfolio performance and a discount rate determined based on 50% debt funding of the receivables and a 15% equity return requirement. The fair value of the Company’s asset-based revolving credit facility approximated its carrying value at January 31, 2012 due to the fact that the facility was amended and extended in July 2011 at current market rates. The fair value of the Company’s real estate loan approximated its carrying value at January 31, 2012 due to the fact that the loan rate was amended on October 31, 2011 at current market rates. The carrying amount of the debt as of January 31, 2012 was approximately $321.7 million. The Company’s interest rate cap options are presented on the balance sheet at fair value.

Reclassifications. Certain reclassifications have been made in the prior years’ financial statements to conform to the current year’s presentation. Approximately $8.0 million of deferred interest at January 31, 2011 was reclassified from Deferred revenue and allowances to Other long-term liabilities on the consolidated balance sheets. Approximately $4.3 million of Costs related to financing facilities terminated and transactions not completed for the fiscal year ended January 31, 2011, was reclassified from Cost and expenses to Other (income) expense.

Vendor rebates of $4.7 million and $5.1 million, for the years ended January 31, 2011 and 2010, respectively, that were previously included in SG&A expense as a reduction of advertising expense, have been reclassified and are now reflected as a reduction of Cost of goods sold.

In fiscal 2012, the Company changed its presentation of the provision for bad debts to be more consistent with finance industry practice. The impact of the change was to reflect the charges for repair service and credit insurance agreements related to credit account charge-offs in the provision for bad debts, instead of as a reduction in revenues. There was no effect on operating income or net income (loss) as a result of the presentation change. See footnote 15 — Segment Reporting for tables reflecting the impact of the reclassification for fiscal years ended January 31, 2011 and 2010. In conjunction with this change, the Company also reclassified $9.4 million of reserves at January 31, 2011 that were previously included in Accrued expenses to Customer receivables, net.

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

2. Revision of Financial Statements.

The Company revised its fiscal year 2010 and 2011 consolidated financial statements to correct its accounting for interest income on installment contracts included in customer accounts receivable when it released its audited January 31, 2011 annual report. Subsequent to its year-end report, the Company determined, based on a detailed analysis with the assistance of its credit accounts processor, that its original estimate to revise its interest income accounting was incorrect. As a result, the Company is revising its consolidated financial statements to correct its previous estimate, shown as “Revision—interest adjustment” in the tables below. The Company also revised its fiscal year 2010 and 2011 consolidated financial statements in the fiscal quarter ended April 30, 2011 to correct its accounting for interest income on customer accounts receivable related to the charge-off of those accounts. As a result, revisions have been made that have increased revenue from Finance charges and other and Repair service agreement commissions, net for those periods, shown as “Revision — charge-off interest reclass” in the tables below. The net effect of the revision in the first quarter was no change to Operating income, Income before income taxes or Net income for any period. The Company revised its fiscal year 2010 and 2011 consolidated financial statements in the second quarter to correct its calculation of the number of shares used in calculating its basic and diluted earnings (loss) per share for the impact of a stock rights offering, which required basic and diluted earnings (loss) per share to be adjusted retroactively for all periods presented for the bonus element contained in the rights offering, shown as “Shares Revision” in the table below.

Management has concluded that the impact of these revisions on the prior reporting periods is not material to the Company’s consolidated financial statements. The revision to the individual financial statement line items impacted for the prior periods presented are as follows:

	Year Ended January 31, 2011
	Quarter Ended
(Dollars in thousands, except share amounts)	4/30/2010	7/31/2010	10/31/2010	1/31/2011	Total
Consolidated Statements of Operations:
As Reported
Finance charges and other	$34,860	$34,640	$33,141	34,165	$136,806
Repair service agreement commissions, net	7,917	8,341	6,035	6,495	28,788
Total revenues	196,549	211,825	168,761	213,389	790,524
Revision
Charge-off interest reclass—interest income	1,216	1,264	1,412	1,842	5,734
Charge-off interest reclass—repair service agreement commissions, net	144	27	29	80	280
Interest adjustment	139	(315)	362	(285)	(99)
As Revised
Finance charges and other	36,215	35,589	34,915	35,722	142,441
Repair service agreement commissions, net	8,061	8,368	6,064	6,575	29,068
Total revenues	198,048	212,801	170,564	215,026	796,439
As Reported
Operating income (a)	15,351	9,475	2,913	5,129	32,868
Income (loss) before income taxes	9,397	2,734	(7,689)	(4,277)	165
Revision
interest adjustment	139	(316)	363	(285)	(99)
As Revised
Operating income	15,490	9,159	3,276	4,844	32,769
Income (loss) before income taxes	9,536	2,418	(7,326)	(4,562)	66
As Reported
Provision (benefit) for income taxes	3,604	1,128	(2,674)	(884)	1,174
Revision
Interest adjustment	49	(111)	126	(100)	(36)
As Revised
Provision (benefit) for income taxes	3,653	1,017	(2,548)	(984)	1,138
As Reported
Net Income (loss)	5,793	1,605	(5,014)	(3,393)	(1,009)
Revision
Interest adjustment	90	(204)	236	(185)	(63)
As Revised
Net Income (loss)	$5,883	$1,401	$(4,778)	$(3,578)	$(1,072)
Shares
As Reported
Basic	22,475	22,484	22,484	28,741	24,061
Diluted	22,477	22,488	22,484	28,741	24,061
Revision
Basic	2,456	2,457	2,457	750	2,030
Revision
Diluted	2,457	2,459	2,457	750	2,030
As Revised
Basic	24,931	24,941	24,941	29,491	26,091
Diluted	24,934	24,947	24,941	29,491	26,091
As Reported
Earnings (loss) per share
Basic	$0.26	$0.07	$(0.22)	$(0.12)	$(0.04)
Diluted	$0.26	$0.07	$(0.22)	$(0.12)	$(0.04)
As Revised
Earnings (loss) per share
Basic	$0.24	$0.06	$(0.19)	$(0.12)	$(0.04)
Diluted	$0.24	$0.06	$(0.19)	$(0.12)	$(0.04)

	Year Ended January 31, 2010
	Quarter Ended
(Dollars in thousands, except share amounts)	4/30/2009	7/31/2009	10/31/2009	1/31/2010	Total
Consolidated Statements of Operations:
As Reported
Finance charges and other	$39,439	$39,903	$36,064	$36,805	$152,211
Total revenues	239,590	229,929	197,190	207,270	873,979
Revision
Charge-off interest reclass	397	651	719	281	2,048
Interest adjustment	596	(153)	226	505	1,174
As Revised
Finance charges and other	40,432	40,401	37,009	37,591	155,433
Total revenues	240,583	230,427	198,135	208,056	877,201
As Reported
Operating income (loss)	23,101	13,987	(13,764)	5,988	29,312
Income (loss) before income taxes	17,755	8,310	(19,379)	763	7,449
Revision
Interest adjustment	596	(153)	226	505	1,174
As Revised
Operating income (loss)	23,697	13,834	(13,538)	6,493	30,486
Income (loss) before income taxes	18,351	8,157	(19,153)	1,268	8,623
As Reported
Provision (benefit) for income taxes	6,568	3,232	(4,973)	(922)	3,905
Revision
Interest adjustment	211	(54)	80	178	413
As Revised
Provision (benefit) for income taxes	6,779	3,178	(4,893)	(744)	4,319
As Reported
Net Income (loss)	11,187	5,078	(14,406)	1,685	3,544
Revision
Interest adjustment	385	(99)	146	327	760
As Revised
Net Income (loss)	$11,572	$4,979	$(14,260)	$2,012	$4,304
Shares
As Reported
Basic	22,447	22,454	22,459	22,466	22,456
Diluted	22,689	22,660	22,459	22,467	22,610
Revision
Basic	2,453	2,454	2,455	2,455	2,454
Diluted	2,480	2,477	2,455	2,455	2,471
As Revised
Basic	24,900	24,908	24,914	24,921	24,910
Diluted	25,169	25,137	24,914	24,922	25,081

Earnings (loss) per share
As Reported
Basic	$0.50	$0.23	($0.64)	$0.08	$0.16
Diluted	$0.49	$0.22	($0.64)	$0.07	$0.16
As Revised
Earnings (loss) per share
Basic	$0.46	$0.20	($0.57)	$0.08	$0.17
Diluted	$0.46	$0.20	($0.57)	$0.08	$0.17

(a)	Costs relating to financing transactions not completed of $2.9 million during the quarter ended October 31, 2010 and $1.4 million during the quarter ended January 31, 2011 were previously included in Cost and expenses and are now reclassified to Other (income) expense to conform to current presentation.

	January 31, 2011
(Dollars in thousands)	As reported	Revision - charge- off interest	Revision - interest adjustment	As revised
Consolidated Balance Sheet:
Deferred income taxes	$16,681	$—	$2,796	$19,477
Total current assets	$493,870	$(210)	$2,796	$496,456
Long term portion of customer accounts receivable	$290,142	$(177)	$—	$289,965
Total assets	$849,029	$(387)	$2,796	$851,438
Deferred revenues and allowances	$20,870	$—	$(48)	$20,822
Total current liabilities	$112,167	$(387)	$(48)	$111,732
Other long-term liabilities	$4,403	$—	$7,992	$12,395
Retained earnings	$263,262	$—	$(5,148)	$258,114
Total stockholders’ equity	$358,045	$—	$(5,148)	$352,897
Total liabilities and stockholders’ equity	$849,029	$(387)	$2,796	$851,438

Additionally, beginning retained earnings for the fiscal year ended January 31, 2010 was decreased by $5.1 million.

3. Supplemental Disclosure of Finance Charges and Other Revenue

The following is a summary of the classification of the amounts included as Finance charges and other for the year ended January 31, 2012, 2011 and 2010:

	Year ended January 31,
(Dollars in Thousands)	2012	2011	2010
Interest income and fees on customer receivables	$117.1	$125.3	$138.5
Insurance commissions	20.2	19.9	18.9
Other	1.3	0.9	0.5

Finance charges and other	$138.6	$146.1	$157.9

The amount included in Interest income and fees on customer receivables related to TDR accounts for the fiscal year ended January 31, 2012 is $3.9 million. The Company recognizes interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows.

4. Supplemental Disclosure of Customer Receivables

As part of the Company’s collection efforts, it may modify loans for certain borrowers experiencing financial difficulty that are intended to maximize the net cash flow from the account, after expenses, and avoid the need for repossession of collateral. The Company may extend the loan term, refinance or otherwise re-age an account. Effective during the year ended January 31, 2012, the Company limited the accumulated number of months an account can be re-aged to a maximum of 12 months. These modifications may result in receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than originally provided under the terms of the loan. Loan modifications in which an economic concession has been granted to a borrower experiencing financial difficulty are accounted for and reported as TDRs.

For the year ended January 31, 2012, the Company was required to adopt new accounting guidance that provides clarification on whether a debtor is experiencing financial difficulties and whether a concession has been granted to the debtor for purposes of determining if a loan modification constitutes a TDR. The adoption applies retrospectively to its loan restructurings after January 31, 2011. The related increase in the allowance for doubtful accounts associated with principal and interest on these accounts was $14.1 million as of October 31, 2011, the date of adoption. The total balance of TDR as of January 31, 2012 was $48.9 million with total principal and interest reserves of $25.4 million.

The Company segregates the population of accounts within its receivables portfolio is into two classes of accounts — those with origination credit scores less than 575 and those with origination scores equal to or greater than 575. The Company uses credit scoring criteria to differentiate underwriting requirements, potentially requiring differing down payment and initial application and documentation criteria. The following tables present quantitative information about the receivables portfolio managed by the Company, segregated by class:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
	Year ended January 31,		Year ended January 31,		Year ended January 31,
(Dollars in Thousands)	2012	2011	2012	2011	2012	2011
Customer Accounts Receivable:
>= 575 credit score at origination	$479,301	$507,568	$23,424	$33,154	$26,005	$72,790
< 575 credit score at origination	115,128	168,198	11,278	24,888	14,033	60,770

Subtotal	594,429	675,766	34,702	58,042	40,038	133,560
Restructured Accounts (2):
>= 575 credit score at origination	27,760	—	11,428	—	27,749	—
< 575 credit score at origination	21,112	—	9,060	—	21,076	—

Subtotal	48,872	—	20,488	—	48,825	—

Total receivables managed	$643,301	$675,766	$55,190	$58,042	$88,863	$133,560

Allowance for uncollectible accounts related to the credit portfolio	(49,904)	(44,015)
Allowances for promotional credit programs	(4,074)	(8,411)
Current portion of customer accounts receivable, net	(316,385)	(337,673)

Long-term customer accounts receivable, net	$272,938	$285,667

(1)	Amounts are based on end of period balances. Due to the fact that an account can become past due after having been re-aged, accounts could be represented in both the past due and re-aged columns shown above. The amounts included within both the past due and re-aged columns shown above as of January 31, 2012 and 2011 was $32.5 million and $36.7 million, respectively. The January 31, 2011 re-aged portfolio data was adjusted to include $8.4 million for certain refinanced account balances not previously included. The total amount of customer receivables past due one day or greater was $152.4 million and $161.0 million as of January 31, 2012 and 2011, respectively. These amounts include the 60 days past due totals shown above.
(2)	In addition to the amounts included in Restructured Accounts, there are $7.9 million of accounts re-aged four or more months, included in the re-aged balance above, which did not qualify as TDRs at January 31, 2012 because they were not re-aged during the current fiscal year. There are also approximately $47,000 of bankrupt accounts that qualify as TDRs that are not included in the re-aged balance above as of January 31, 2012.

			Net Credit
	Average Balances		Charge-offs (3)
	Year ended January 31,		Year ended January 31,
(Dollars in thousands)	2012	2011	2012	2011
Customer Accounts Receivable:
>= 575 credit score at origination	$457,552	$508,538	$19,705	$26,615
< 575 credit score at origination	130,024	190,746	15,157	24,502

Subtotal	587,576	699,284	34,862	51,117

Restructured Accounts:
>= 575 credit score at origination	22,074	—	6,391	—
< 575 credit score at origination	16,788	—	5,686	—

Subtotal	38,862	—	12,077	—

Total receivables managed	$626,438	$699,284	$46,939	$51,117

(3)	Amounts represent total credit principal charge-offs, net of recoveries, on total customer receivables.
Charge-offs of restructured accounts include activity for the full fiscal year to reflect retrospective application.

As of July 31, 2011, the Company changed its charge-off policy such that an account that is delinquent more than 209 days as of the end of each month is charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment is reversed and charged against the allowance for uncollectible interest. The change in policy had the impact of accelerating $5.9 million in principal charge-offs and $1.4 million in charge-offs of accrued interest in the quarter ended July 31, 2011.

Following is the activity in the Company’s balance in the allowance for doubtful accounts and uncollectible interest for customer receivables for the year ended January 31, 2012 and 2011:

	Year ended January 31, 2012			Year ended January 31, 2011
	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$44,015	$—	$44,015	$44,624	$—	$44,624
Provision (a)	21,778	39,684	61,462	59,856	—	59,856
Principal charge-offs (b)	(37,181)	(12,881)	(50,062)	(53,233)	—	(53,233)
Interest charge-offs	(6,413)	(2,221)	(8,634)	(9,348)	—	(9,348)
Recoveries (b)	2,319	804	3,123	2,116	—	2,116

Allowance at end of period	$24,518	$25,386	$49,904	$44,015	$—	$44,015

(a)	Includes provision for uncollectible interest, which is included in Finance charges and other.
(b)	Charge-offs include the principal amount of losses (excluding accrued and unpaid interest), and recoveries include principal collections during the period shown of previously charged-off balances. These amounts represent net charge-offs.

5. Accrual for Store Closures

During the fiscal year ended January 31, 2012, the Company closed 11 of the 12 underperforming retail locations that it had plans to close, with five of those stores being closed during the fourth quarter. The stores being closed did not perform at a level the Company expects for mature store locations. As a result of the closure of the eight stores with unexpired leases, the Company recorded an accrual for the present value of remaining lease obligations and anticipated ancillary occupancy costs, net of estimated sublease income. This Level 2 fair value estimate is based on the Company’s best projection of the sublease rates it believes can be obtained for such properties and its best estimate of the marketing time it will take to find tenants to sublet such stores. Revisions to these projections of the estimated buyout terms or sublease rates will be made to the obligation as further information related to the actual terms and costs become available. The following table presents detail of the activity in the accrual for store closures during the fiscal year ended January 31, 2012:

(Dollars in thousands)	Accrual for Store Closures
Balance at January 31, 2011	$—
Accrual for closures	8,780
Cash payments on lease obligations	(632)
Change in estimate	(42)

Balance at January 31, 2012	$8,106

The current portion of the store closing accrual at January 31, 2012 is approximately $4.3 million and is included in Accrued expenses on the accompanying balance sheet. The long-term portion at January 31, 2012 is approximately $3.8 million and is included in Other long-term liabilities. The Company estimates that it will incur additional store closing and lease exit costs of approximately $0.5 million in the next fiscal year in connection with one remaining store closure to be completed.

6. Debt, Letters of Credit and Derivatives

The Company’s long-term debt consisted of the following at the period ended:

	Year Ended January 31,
(Dollars in thousands)	2012	2011
Asset-based revolving credit facility maturing in July 2015	$313,250	$279,300
Term loan (net of OID of $5,820)	—	94,180
Real estate loan	7,398	—
Other long-term debt	1,056	256

Total debt	321,704	373,736
Less current portion of debt	726	167

Long-term debt	$320,978	$373,569

On July 28, 2011, the Company completed an amendment and extension of its asset-based revolving credit facility, increasing the capacity from $375 million to $430 million and extending the maturity date from November 2013 to July 2015. On November 18, 2011, the Company obtained an increase in the total commitments under its asset-based revolving credit facility, increasing the capacity from $430 million to $450 million, with no change in maturity dates. The Company’s asset-based revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The credit facility bears interest at LIBOR plus a spread ranging from 350 basis points to 400 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. Additionally, the agreement contains cross-default provisions, such that, any default under another of the Company’s credit facilities would result in a default under this agreement, and any default under this agreement would result in a default under those agreements. The asset-based revolving credit facility restricts the amount of dividends the Company can pay and is secured by the assets of the Company not otherwise encumbered. The Company was in compliance with the covenants at January 31, 2012. The Company expects, based on current facts and circumstances that it will be in compliance with the above covenants for at least the next 12 months.

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

On July 28, 2011 the Company completed the repayment of the $100 million term loan with proceeds from the new real estate loan and borrowings under its expanded revolving credit facility. The Company recorded a charge of approximately $11.1 million, including the prepayment premium of $4.8 million, write-off of the unamortized original issue discount of $5.4 million and term loan deferred financing costs of $0.9 million.

During the year ended January 31, 2011, the Company paid off the debt balances outstanding under a securitization program with proceeds from its Asset-based revolving credit facility and the Term loan.

As of January 31, 2012, the Company had approximately $79.1 million under its asset-based revolving credit facility, net of standby letters of credit issued, immediately available for general corporate purposes. The Company also had $56.3 million that may become available under its asset-based revolving credit facility if it grows the balance of eligible customer receivables and its total eligible inventory balances. The Company pays additional fees in the amount of 25 basis points, per annum, on the unused commitment amount.

Interest expense including amortization of deferred financing costs incurred on notes payable and long-term debt totaled $22.4, $28.1 and $21.9 million for the years ended January 31, 2012, 2011 and 2010, respectively. The Company capitalized borrowing costs of $21,000 and $18,000 during the years ended January 31, 2012 and 2011, respectively.

Aggregate maturities of long-term debt as of January 31, in the year indicated are as follows:

(Dollars in thousands)
Year ended January 31,
2013	$726
2014	671
2015	584
2016	313,748
2017	5,975

Total	$321,704

The Company’s asset-based revolving credit facility provides it the ability to utilize letters of credit to secure its deductibles under the Company’s property and casualty insurance programs and risk reserves for certain of its third-party financing alternatives, among other acceptable uses. At January 31, 2012, the Company had outstanding letters of credit of $1.3 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $1.3 million as of January 31, 2012.

The Company’s risk management activities primarily attempt to mitigate price risk related to fluctuations in interest payments on LIBOR-based floating rate debt instruments through the use of financial derivative instruments. The Company’s risk management strategy involves capping floating interest rates through the use of a series of purchased swaps and/or purchased put option caps. These capping transactions seek to mitigate the impact of upward floating interest rates on future cash flows. These financial derivatives are designated as cash flow hedges. The Company’s risk management activities include the use of financial derivative instruments including, but not limited to, price swaps and options to seek protection from adverse price movements and to minimize potential increases to interest expenses. The Company enters into these financial derivative instruments directly with third parties in the over-the-counter market.

Cash Flow Hedging Activity

The Company uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in LIBOR rates. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in other comprehensive income (loss) prior to settlement and are subsequently recognized in the consolidated statements of operations in Interest expense when the actual LIBOR based interest expenses impact earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in Interest expense. During the twelve months ended January 31, 2012 and 2011, the Company did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges. The Company had recorded in Prepaid expenses and other assets on its balance sheet $0.2 million as of January 31, 2012 and recorded in Accrued expenses on its balance sheet $0.1 million as of January 31, 2011 for the fair value of its cash flow hedges.

The Company no longer held any interest rate swaps as of July 31, 2011, as the last of those instruments expired during that quarter. They were held for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of its variable-rate debt, based on changes in the benchmark one-month LIBOR interest rate. Changes in the cash flows of the interest rate swaps exactly offset the changes in cash flows (changes in base interest rate payments) attributable to fluctuations in the LIBOR interest rate. During the year ended January 31, 2011, the Company recognized income of approximately $0.1 million as a component of other comprehensive income (loss) related to the interest rate swaps and reclassified approximately $0.1 million into current earnings as the swaps expired during the period.

For the year ended January 31, 2012 the Company entered into interest rate cap option transactions with notional amounts of $100 million. These cap options are held for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of its variable-rate debt, based on the benchmark one-month LIBOR interest rate exceeding 1.0%. These cap options have monthly caplets extending through August, 2014. Changes in the cash flows of the interest rate cap transactions primarily offset the changes in cash flows (changes in base interest rate payments) attributable to fluctuations in the LIBOR interest rate. For the year ending January 31, 2012, the Company recognized a fair value loss of approximately $0.2 million as a component of other comprehensive income (loss) net of tax effect related to time value of the interest rate caps. In addition, the Company reclassified a loss of approximately $78 thousand into current earnings as a portion of the caps expired during the fiscal year, which is included in interest expense in the accompanying statement of operations.

The Company expects to reclassify net losses of $0.2 million to earnings during the next 12 months.

For the year ended January 31, 2012, 2011 and 2010, the Company had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

In accordance with GAAP, the Company determines the fair value of its assets and liabilities subject to fair value measurement by using the highest possible “Level” as defined within the ASC 815 GAAP hierarchy. The three levels defined by the ASC 815 hierarchy are as follows:

•	Level 1 — Quoted prices available in active markets for identical assets or liabilities

•	Level 2 — Pricing inputs not quoted in active markets but either directly or indirectly observable

•	Level 3 — Significant inputs to pricing that have little or no transparency with inputs requiring significant management judgment or estimation.

The Company considers these over-the-counter derivative instruments entered into with third parties as Level 2 valuation since both the LIBOR pricing and valuations for these derivatives are obtained through third-party sources within active markets which are both directly and indirectly observable. At January 31, 2012 and 2011, all derivative assets and liabilities qualified for classification as Level 2 as defined by the GAAP hierarchy. All financial derivates assets and liabilities were non-trading positions.

7. Income Taxes

Deferred income taxes reflect the net effects of temporary timing differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets result primarily from differences between financial and tax methods of accounting for income recognition on service contracts and interest income on customer accounts receivable, capitalization of costs in inventory, amortization of goodwill, deductions for depreciation and doubtful accounts. In evaluating the need for a valuation allowance on deferred tax assets, all available evidence is considered to determine whether a valuation allowance is needed. Future realization of deferred tax assets depends in part of the existence of sufficient taxable income within the carryback and carryforward period available under the tax law. Other criteria which are considered include the existence of deferred tax liabilities that can be used to realize deferred tax assets. Based upon the Company’s review of all evidence in existence at January 31, 2012, the Company believes it is more likely than not that all deferred tax assets will be fully realized, based primarily on the assumption of future taxable income. Accordingly, no valuation allowance has been provided on deferred tax assets.

The deferred tax assets and liabilities are summarized as follows:

	January 31,
(Dollars in Thousands)	2012	2011
Deferred Tax Assets
Allowance for doubtful accounts	$14,638	$13,238
Deferred revenue	1,371	7,519
Stock-based compensation	2,624	2,444
Property and equipment	2,692	1,631
Inventories	603	722
Goodwill	406	676
Straight-line rent accrual	1,980	2,221
Accrual for store closures	2,853	—
Margin tax	714	740
Accrued vacation and other	1,150	1,324

Total deferred tax assets	29,031	30,515
Deferred Tax Liabilities
Sales tax receivable	(1,485)	(1,664)
Other	(681)	(1,364)

Total deferred tax liabilities	(2,166)	(3,028)

Net Deferred Tax Asset	$26,865	$27,487

During fiscal year 2012, the Company changed its tax method of accounting for interest income on customer accounts receivable so that the method used for income tax reporting is the same as is used for financial reporting purposes. As a result, the Company reduced the deferred tax asset and increased the deferred provision it had recorded on its books for deferred revenue by approximately $5.8 million.

The significant components of income taxes were as follows:

	Year ended January 31,
(Dollars in Thousands)	2012	2011	2010
Current:
Federal	$(1,826)	$1,607	$6,376
State	926	510	1,217

Total current	(900)	2,117	7,593
Deferred:
Federal	751	(969)	(3,234)
State	(10)	(9)	(40)

Total deferred	741	(978)	(3,274)

Total tax provision (benefit)	$(159)	$1,139	$4,319

During fiscal year 2010, as a result of the goodwill impairment charge taken during the third quarter, the Company recorded an increase in current tax expense and a decrease in deferred tax expense of $2.5 million.

A reconciliation of the tax provision at the statutory tax rate and the total tax provision for each of the periods presented in the statements of operations is as follows:

	Year ended January 31,
	2012	2011	2010
Provision (benefit) at U.S. Federal statutory rate	$(1,359)	$23	$3,018
State and local income taxes, net of federal benefit	594	322	833
Non-deductible entertainment, non-deductible stock-based compensation, non-deductible goodwill impairment, tax-free interest income and other	606	794	468

Total tax provision	$(159)	$1,139	$4,319

Income taxes for the state of Texas are based on margin. Taxable margin is generally defined as total federal tax revenues minus the greater of (a) cost of goods sold or (b) compensation. The tax rate to be paid by retailers and wholesalers is 0.5% on taxable margin. During the fourth quarter of the fiscal year ended January 31, 2010, the Company recorded a tax benefit related to litigation costs that had been accrued in prior quarters of the fiscal year ended January 31, 2010. The resulting impact was approximately a $1.6 million benefit to the provision for income taxes.

8. Leases

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

The following is a schedule of future minimum base rental payments required under the operating leases that have initial non-cancelable lease terms in excess of one year:

(Dollars in thousands)	Total
Year Ended January 31,
2013	24,821
2014	22,642
2015	20,876
2016	18,718
2017	15,945
Thereafter	30,702

Total	$133,704

Total lease expense was approximately $22.6 million, $23.6 million and $23.9 million for the years ended January 31, 2012, 2011 and 2010, respectively.

Certain of the Company’s leases are subject to scheduled minimum rent increases or escalation provisions, the cost of which is recognized on a straight-line basis over the minimum lease term. At January 31, 2012 and 2011, the Company had a straight-line lease accrual of approximately $5.6 million and $6.3 million, respectively, included in Accrued expenses on the accompanying balance sheet. Tenant improvement allowances, when granted by the lessor, are deferred and amortized as contra-lease expense over the term of the lease.

9. Common Stock

During the fiscal year ended January 31, 2012, the Company cancelled 1.7 million shares of treasury stock, which was accounted for under the cost method. The cancellation resulted in the cost of the treasury stock of approximately $37.1 million in excess of par value being written off to retained earnings.

During the fiscal year ended January 31, 2011, the Company completed a common stock subscription rights offering, issuing one right to each shareholder of record as of the close of business on November 1, 2010, for each outstanding share of common stock on that day. The rights provided the holder with one basic subscription privilege and one oversubscription privilege. The basic subscription privilege entitled the holder to purchase .41155 shares of common stock at a price of $2.70 per share. The oversubscription privilege entitled the rights holder to purchase additional shares of stock at $2.70 per share, to the extent all basic subscription privileges were not exercised. The Company received gross proceeds of approximately $25.0 million and issued 9,259,390 shares of common stock in completing the rights offering. The proceeds from the rights were used in conjunction with the proceeds of other financing transactions completed in November 2010 to retire the debt outstanding under the Company’s prior securitization program.

10. Share-Based Compensation

The Company has an Incentive Stock Option Plan, a Non-Employee Director Stock Option Plan, an Omnibus Incentive Plan and a Director Restricted Stock Plan to provide for grants of stock options and restricted stock units to various officers, employees and directors, as applicable, at prices equal to the market value on the date of the grant. The options and restricted stock units vest over one to five year periods (depending on the grant) and, typically, expire ten years after the date of grant. The shares available are 3,859,767 under the Incentive Stock Option Plan, 600,000 under the Non-Employee Director Stock Option Plan, 1,200,000 under the Omnibus Incentive Plan and 300,000 under the Director Restricted Stock Plan. On May 24, 2011, the Company issued six non-employee directors 57,336 restricted stock units that will vest one year from the date of grant. The market value of the stock at the date of the director’s grant was $5.23. At January 31, 2012, the Company had 50,000 options available for grant under the Non-Employee Director Stock Option Plan and 242,664 shares available for issuance under the Director Restricted Stock Plan.

The Company’s Employee Stock Purchase Plan is available to a majority of the employees of the Company and its subsidiaries, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the years ended January 31, 2012, 2011 and 2010, the Company issued 27,753, 34,620 and 27,110 shares of common stock, respectively, to employees participating in the plan, leaving 1,111,632 shares remaining reserved for future issuance under the plan as of January 31, 2012.

A summary of the Company’s Incentive Stock Option Plan activity during the year ended January 31, 2012 is presented below (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, beginning of year	2,613	$12.60
Options granted	175	11.86
Options exercised	(303)	6.43
Forfeited	(122)	5.36
Expired	(26)	11.10

Outstanding, end of year	2,337	$13.74	5.7	$6.4 million

Exercisable, end of year	1,456	$17.84	4.2	$1.9 million

A summary of the vesting activity under the Company’s Incentive Stock Option Plan during the year ended January 31, 2012 is presented below (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	1,182	$3.74
Options granted	175	5.46
Options vested	(354)	5.00
Canceled	(122)	3.12

Nonvested, end of year	881	$3.67

A summary of the restricted stock units granted under the Company’s Omnibus Incentive Plan activity during the year ended January 31, 2012 is presented below (shares in thousands):

	Shares	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, beginning of year	—
Restricted stock units granted	356
Restricted stock units vested and converted to common stock	(43)

Outstanding, end of year	313	9.6	$3.6 million

During the years ended January 31, 2012, 2011 and 2010, the Company recognized total compensation cost for share-based compensation of approximately $2.4 million, $2.2 million and $2.4 million, respectively, and recognized tax benefits related to that compensation cost of approximately $0.5 million, $0.3million, and $0.4 million, respectively.

For grants of restricted stock units, the fair value of the grant is the market value of the Company’s stock at the date of issuance.

The assumptions used in stock pricing model and valuation information for stock options and restricted stock units granted for the years ended January 31, 2012, 2011 and 2010 are as follows:

	Year Ended January 31,
	2012	2011	2010
Weighted average risk free interest rate	0.4%	2.2%	2.8%
Weighted average expected lives in years	3.5	6.5	6.5
Weighted average volatility	65.0%	62.2%	59.4%
Expected Dividends	—	—	—
Weighted average grant date fair value of options granted during the period	$5.46	$2.01	$3.77
Weighted average grant date fair value of restricted stock units granted during the period	$8.66	$—	$—
Weighted average grant date fair value of options vested during the period	$5.00	$6.76	$7.59
Weighted average grant date fair value of restricted stock units vested during the period	$5.23	$—	$—
Total fair value of options vested during the period	$1.8 million	$2.0 million	$2.2 million
Total fair value of restricted stock units vested during the period	$0.2 million	—	—
Intrinsic value of options exercised during the period (1)	$1.2 million	$0.0 million	$0.0 million
Intrinsic value of restricted stock units vested and converted during the period	$0.5 million	—	—

(1)	Does not include pre-IPO options that were valued using the minimum value option-pricing method.

The Company used a shortcut method to compute the weighted average expected life for the stock options granted in the years ended January 31, 2010, 2011 and 2012. The shortcut method is an average based on the vesting period and the contractual term. The Company uses the shortcut method due to the lack of adequate historical experience or other comparable information. The weighted average volatility for the years ended January 31, 2010, 2011, and 2012 was calculated using the Company’s historical volatility. As of January 31, 2012, the total compensation cost related to non-vested awards of stock options not yet recognized totaled $3.3 million and is expected to be recognized over a weighted average period of 2.8 years. As of January 31, 2012, the total compensation costs related to non-vested restricted stock units totaled $2.5 million and is expected to be recognized over a weighted average period of 3.9 years.

11. Significant Vendors

As shown in the table below, a significant portion of the Company’s merchandise purchases for years ended January 31, 2012, 2011 and 2010 were made from six vendors:

	Year ended January 31,
Vendor	2012	2011	2010
A	26.4%	22.4%	12.6%
B	22.2	18.7	10.7
C	9.4	9.0	10.2
D	8.0	8.0	9.3
E	3.0	7.5	8.9
F	3.0	3.0	6.6

Totals	72.0%	68.6%	58.3%

The vendors shown above represent the top six vendors with the highest volume in each period shown. The same vendor may not necessarily be represented in all periods presented.

12. Related Party Transactions

During fiscal year 2012, the Company continued to engage the services of Direct Marketing Solutions, Inc., or DMS, for a substantial portion of its direct mailing advertising. Direct Marketing Solutions, Inc. is partially owned (less than 50%) by the SF Holding Corp., members of the Stephens family, Jon E.M. Jacoby and Douglas H. Martin. SF Holding Corp. and the members of the Stephens family are significant stockholders of the Company, and Messrs. Jacoby and Martin are members of its board of directors. The total paid to DMS for fees and postage during the fiscal years ended January 31, 2012, 2011 and 2010 amounted to approximately $2.3 million, $2.4 million and $2.4 million, respectively.

In connection with the Company’s rights offering, completed during the year ended January 31, 2011, the Company engaged Stephens Inc. to act as its financial advisor and paid it a advisory fee of $937,500 plus reimbursed them for approximately $22,000 of fees and expenses. Stephens Inc. and its affiliates, owned approximately 24.9% of the Company’s outstanding common stock at the time of the rights offering, and Douglas H. Martin, one of its directors, is a Senior Managing Director of Stephens Inc. The engagement of Stephens Inc. as financial advisor was approved by both the rights committee of the Company’s board and the full board of directors after full disclosure of the conflicts of interests of the related parties in the transaction.

13. Benefit Plans

The Company has established a defined contribution 401(k) plan for eligible employees who are at least 21 years old and have completed at least one-year of service. Employees may contribute up to 20% of their eligible pretax compensation to the plan. The Company matches 100% of the first 3% of the employees’ contributions. At its option, the Company may make supplemental contributions to the Plan, but has not made such contributions in the past three years. The matching contributions made by the Company totaled $0.8 million, $1.0 million and $1.3 million during the years ended January 31, 2012, 2011 and 2010, respectively.

14. Contingencies

The Company has recently been included in various patent infringement claims and litigation, the outcomes of which are difficult to predict at this time. Due to the timing of these matters, the Company has determined that no reasonable estimates of probable costs for resolution can be ascertained at this time, and it is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. The Company is also involved in routine litigation and claims incidental to its business from time to time and, as required, has accrued its estimate of the probable costs for the resolution of these matters, which are not expected to be material. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact the Company’s estimate of reserves for litigation.

Insurance. Because of its inventory, vehicle fleet and general operations, the Company has purchased insurance covering a broad variety of potential risks. The Company purchases insurance policies covering general liability, workers compensation, real property, inventory and employment practices liability, among others. Additionally, the Company has umbrella policies with an aggregate limit of $50.0 million. The Company has retained a portion of the risk under these policies and its group health insurance program. See additional discussion under Note 1. The Company has a $1.3 million letter of credit outstanding supporting its obligations under the property and casualty portion of its insurance program.

Repair Service Agreement Obligations. The Company sells repair service agreements under which it is the obligor for payment of qualifying claims. The Company is responsible for administering the program, including setting the pricing of the agreements sold and paying the claims. The pricing is set based on historical claims experience and expectations about future claims. While the Company is unable to estimate maximum potential claim exposure, it has a history of overall profitability upon the ultimate resolution of agreements sold. The revenues related to the agreements sold are deferred at the time of sales and recorded in revenues in the statement of operations over the life of the agreements. The amounts deferred are reflected on the face of the consolidated balance sheet in Deferred revenues and allowances; see also Note 1 for additional discussion.

15. Segment Reporting

The Company changed its presentation of net charge-offs and the provision for bad debts to be more consistent with finance industry practice. The impact of the change was to reflect the charges for repair service agreement (RSA) and credit insurance agreements related to credit account charge-offs in net charge-offs and the provision for bad debts. There was no effect on operating income or net income (loss) as a result of the presentation change. Additionally, as discussed in Note 2, other reclassifications and revisions were made during the fiscal year that impacted prior period presentation. See the table below for the impacted lines in both segments and in Company totals for fiscal years ended January 31, 2011 and 2010:

	Year Ended January 31, 2011			Year Ended January 31, 2010
	Retail	Credit	Total	Retail	Credit	Total
(Dollars in thousands)
As reported in prior 10-K:
RSA commissions	$42,305	$(13,517)	$28,788	$44,119	$(10,847)	$33,272
Total net sales	667,235	(13,517)	653,718	732,615	(10,847)	721,768
Finance charges and other	857	135,949	136,806	532	151,679	152,211
Total revenues	668,092	122,432	790,524	733,147	140,832	873,979
Provision for bad debts	500	32,554	33,054	97	36,746	36,843
Selling, general and administrative expense	158,747	63,584	222,331	179,861	61,049	240,910
Total cost and expenses	661,065	100,874	761,939	746,563	98,104	844,667
Operating income	7,027	25,841	32,868	(13,416)	42,728	29,312
Segment income (loss) before income taxes	6,688	(6,523)	165	(13,293)	20,742	7,449

Revision/Reclassifications:
Interest charge-off reclass (1)	—	280	280	—	—	—
Interest charge-off reclass (2)	—	5,735	5,735	—	2,048	2,048
Change in RSA charge-off allocation (3)	(4,510)	4,510	—	(3,446)	3,446	—
Revision in interest adjustment (4)	—	(99)	(99)	—	1,174	1,174
Change in provision for bad debts presentation (5)	—	8,727	8,727	—	7,401	7,401
Change in provision for bad debts presentation (6)	—	3,608	3,608	—	2,487	2,487
Change in RSA charge-off allocation (7)	317	(317)	—	269	(269)	—
Change in cost of financing transactions not completed presentation (8)	—	(4,283)	(4,283)	—	—	—
Reclass of selling, general and administrative expense (9)	9	(9)	—	(325)	325	—

As revised:
RSA commissions (1) (3) (5)	37,795	—	37,795	40,673	—	40,673
Total net sales (1) (3) (5)	662,725	—	662,725	729,169	—	729,169
Finance charges and other (2) (4) (6)	857	145,193	146,050	532	157,388	157,920
Total revenues (1) (2) (3) (4) (5) (6)	663,582	145,193	808,775	729,701	157,388	887,089
Provision for bad debts (1) (2) (5) (6) (7)	817	50,587	51,404	366	48,413	48,779
Selling, general and administrative expense (9)	158,756	63,575	222,331	179,536	61,374	240,910
Total cost and expenses (1) (2) (5) (6) (7) (8)	661,321	114,615	776,006	746,507	110,096	856,603
Operating income (3) (4) (7) (8)	2,191	30,578	32,769	(16,806)	47,292	30,486
Segment income (loss) before income taxes (3) (4) (7)	1,852	(1,786)	66	(16,683)	25,306	8,623

(1) (2)	The Company revised its financial statements to correct its accounting for interest income on customer accounts receivable related to the charge-off of those accounts (See Note 2).
(3) (7)	The Company changed the allocation of repair service agreement charge-offs between the retail and credit segment with no overall change in the consolidated line item. The allocation of the charge-offs was adjusted in the prior period presentation to conform to the current period’s presentation, which is consistent with the basis that management uses internally to allocate those items.
(4)	The Company revised its financial statements to correct its accounting for interest income on installment contracts included in customer accounts receivable (See Note 2).
(5) (6)	As discussed above and in Note 1, the Company changed its presentation of provision for bad debts to be more consistent with finance industry practice.
(8)	The Company revised its presentation of costs related to financing facilities terminated and transactions not completed to reflect it after operating income.
(9)	Certain reclassifications were made to conform to current year presentation.

Financial information by segment is presented in the following tables for fiscal years ended January 31, 2012, 2011 and 2010 (in thousands):

	Year ended January 31, 2012
	Retail	Credit	Total
(Dollars in thousands)
Revenues
Product sales	$596,360	$—	$596,360
Repair service agreement commissions	42,078	—	42,078
Service revenues	15,246	—	15,246

Total net sales	653,684	—	653,684

Finance charges and other	1,335	137,283	138,618

Total revenues	655,019	137,283	792,302
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	462,020	—	462,020
Selling, general and administrative expense (a)	170,561	56,725	227,286
Depreciation	10,080	545	10,625
Impairment of long-lived assets	2,019	—	2,019
Costs related to store closings	7,096	—	7,096
Provision for bad debts	590	52,965	53,555

Total cost and expenses	652,366	110,235	762,601

Operating income	2,653	27,048	29,701
Interest expense, net	—	22,457	22,457
Loss from early extinguishment of debt	—	11,056	11,056
Other expense, net	70	—	70

Income (loss) before income taxes	$2,583	$(6,465)	$(3,882)

Total assets	$159,239	$624,059	$783,298

Property and Equipment additions	$4,236	$150	$4,386

	As revised
	Year ended January 31, 2011
(Dollars in thousands)	Retail	Credit	Total
Revenues
Product sales	$608,443	$—	$608,443
Repair service agreement commissions	37,795	—	37,795
Service revenues	16,487	—	16,487

Total net sales	662,725	—	662,725

Finance charges and other	857	145,193	146,050

Total revenues	663,582	145,193	808,775
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	482,475	—	482,475
Selling, general and administrative expense (a)	163,462	63,575	227,037
Depreciation	12,316	453	12,769
Impairment of long-lived assets	2,321	—	2,321
Provision for bad debts	817	50,587	51,404

Total cost and expenses	661,391	114,615	776,006

Operating income	2,191	30,578	32,769
Interest expense, net	—	28,081	28,081
Cost related to financing facilities terminated and transactions not completed	—	4,283	4,283
Other expense, net	339	—	339

Income (loss) before income taxes	$1,852	$(1,786)	$66

Total assets	$199,541	$642,519	$842,060

Property and Equipment additions	$2,243	$785	$3,028

	As revised
	Year ended January 31, 2010
(Dollars in thousands)	Retail	Credit	Total
Revenues
Product sales	$666,381	$—	$666,381
Repair service agreement commissions	40,673	—	40,673
Service revenues	22,115	—	22,115

Total net sales	729,169	—	729,169

Finance charges and other	532	157,388	157,920

Total revenues	729,701	157,388	887,089
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	539,628	—	539,628
Selling, general and administrative expense (a)	184,608	61,374	245,982
Depreciation	12,288	309	12,597
Goodwill impairment	9,617	—	9,617
Provision for bad debts	366	48,413	48,779

Total cost and expenses	746,507	110,096	856,603

Operating income (loss)	(16,806)	47,292	30,486
Interest expense, net	—	21,986	21,986
Other income, net	(123)	—	(123)

Income (loss) before income taxes	$(16,683)	$25,306	$8,623

Total assets	$192,692	$696,817	$889,509

Property and Equipment additions	$9,807	$448	$10,255

(a) — Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $8.3 million, $7.5 million and $7.2 million for the fiscal years ended January 31, 2012, 2011 and 2010, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $15.6 million, $17.5 million and $18.6 million for the fiscal years ended January 31, 2012, 2011 and 2010, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our interim Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Please refer to Management’s Report on Internal Control over Financial Reporting under Item 8 of this report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred in the quarter ended January 31, 2012, which have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Items 10 through 14 is included in our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

CROSS REFERENCE TO ITEMS 10-14 LOCATED IN THE PROXY STATEMENT

	Item	Caption in the Conn’s, Inc. 2012 Proxy Statement

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	BOARD OF DIRECTORS; EXECUTIVE OFFICERS; CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	STOCK OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	INDEPENDENT PUBLIC ACCOUNTANTS

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

(1) The financial statements listed in response to Item 8 of this report are as follows:

Consolidated Balance Sheets as of January 31, 2011 and 2012

Consolidated Statements of Operations for the Years Ended January 31, 2010, 2011 and 2012

Consolidated Statements of Stockholders’ Equity for the Years Ended January 31, 2010, 2011 and 2012

Consolidated Statements of Cash Flows for the Years Ended January 31, 2010, 2011 and 2012

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

CONN’S, INC.
(Registrant)

/s/ Theodore M. Wright

Date: April 11, 2012	Theodore M. Wright
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore M. Wright Theodore M. Wright	Chairman of the Board, Chief Executive Officer And President (Principal Executive Officer)	April 11, 2012

/s/ Michael J. Poppe Michael J. Poppe	Chief Financial Officer (Principal Financial and Accounting Officer)	April 11, 2012

/s/ Marvin D. Brailsford Marvin D. Brailsford	Director	April 11, 2012

/s/ Jon E. M. Jacoby Jon E. M. Jacoby	Director	April 11, 2012

/s/ Bob L. Martin Bob L. Martin	Director	April 11, 2012

/s/ Douglas H. Martin Douglas H. Martin	Director	April 11, 2012

/s/ Scott L. Thompson Scott L. Thompson	Director	April 11, 2012

/s/ William T. Trawick William T. Trawick	Director	April 11, 2012

Schedule II — Valuation and Qualifying Accounts

Conn’s, Inc.

		Additions
(Dollars in thousands)	Balance at Beginning of Period (a)	Charged to Costs and Expenses	Charged to other Accounts (b)	Deductions (c)	Balance at End of Period
Description
Year ended January 31, 2010
Reserves and allowances from asset accounts:
Allowance for doubtful accounts	$35,137	$47,830	$8,063	$(46,356)	$44,674

Year ended January 31, 2011
Reserves and allowances from asset accounts:
Allowance for doubtful accounts	44,674	51,433	9,227	(61,259)	44,075

Year ended January 31, 2012
Reserves and allowances from asset accounts:
Allowance for doubtful accounts	44,075	52,605	9,448	(56,170)	49,958

(a)	See Notes 2 and 15 to the financial statements. In fiscal 2012, the Company changed its presentation of the provision for bad debts to be more consistent with finance industry practice. As a result, certain reserves were reclassified from Accrued expenses to Allowance for doubtful accounts.
(b)	Includes provision for uncollectible interest, which is included in Finance charges and other.
(c)	Uncollectible principal and interest written off, net of recoveries.

EXHIBIT INDEX

Exhibit Number	Description

2	Agreement and Plan of Merger dated January 15, 2003, by and among Conn’s, Inc., Conn Appliances, Inc. and Conn’s Merger Sub, Inc. (incorporated herein by reference to Exhibit 2 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

3.1	Certificate of Incorporation of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

3.1.1	Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004).

3.2	Amended and Restated Bylaws of Conn’s, Inc. effective as of June 3, 2008 (incorporated herein by reference to Exhibit 3.2.3 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2008 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 4, 2008).

4.1	Specimen of certificate for shares of Conn’s, Inc.’s common stock (incorporated herein by reference to Exhibit 4.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).

10.1	Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).[t]

10.1.1	Amendment to the Conn’s, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Conn’s Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004).[t]

10.1.2	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.1.2 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).[t]

10.1.3	2011 Omnibus Incentive Plan as filed with the Securities and Exchange Commission on April 1, 2011.

10.1.4	Form of Restricted Stock Award Agreement from Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1.4 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2011 (File No. 000-50421) as filed with the Security and Exchange Commission on September 8, 2011).

10.2	2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)as filed with the Securities and Exchange Commission on September 23, 2003).[t]

10.2.1	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.2.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).[t]

10.2.2	Non-Employee Director Restricted Stock Plan as filed with the Securities and Exchange Commission on April 1, 2011.

10.3	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

10.4	Conn’s 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

10.5	Amended and Restated Loan and Security Agreement dated November 30, 2010, by and among Conn’s, Inc. and the Borrowers thereunder, the Lenders party thereto, Bank of America, N.A., a national banking association, as Administrative Agent and Collateral Agent for the Lenders, JPMorgan Chase Bank, National Association, as Co-Syndication Agent, Joint Book Runner and Co-Lead Arranger for the Lenders, Wells Fargo Preferred Capital, Inc., as Co-Syndication Agent for the Lenders, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book Runner and Co-Lead Arranger for the Lenders, Capital One, N.A., as Co-Documentation Agent for the Lenders, and Regions Business Capital, a division of Regions Bank, as Co-Documentation Agent for the Lenders incorporated herein by reference to Exhibit 10.9.4 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.5.1	Amended and Restated Security Agreement dated November 30, 2010, by and among Conn’s, Inc. and the Existing Grantors thereunder, and Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein by reference to Exhibit 10.9.6 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.5.2	Amended and Restated Continuing Guaranty dated as of November 30, 2010, by Conn’s, Inc. and the Existing Guarantors thereunder, in favor of Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein by reference to Exhibit 10.9.7 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Security and Exchange Commission on December 2, 2010).

10.5.3	First Amendment to Amended and Restated Security Agreement dated July 28, 2011, by and among Conn’s, Inc. and the Existing Grantors thereunder, and Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein by reference to Form 8-K (File No. 000-50421) as filed with the Security and Exchange Commission on August 11, 2011).

10.5.4	Second Amendment to Amended and Restated Security Agreement dated March 15, 2012, by and among Conn’s, Inc. and the Existing Grantors thereunder, and Bank of America, N.A., in its capacity as Agent for Lenders (filed herewith).

10.6	Non-Executive Employment Agreement between Conn’s, Inc. and Thomas J. Frank, Sr., approved by the Board of Directors June 19, 2009 (incorporated herein by reference to Exhibit 10.14.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2009 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 27, 2009).[t]

10.7	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).[t]

10.8	Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on June 2, 2005).[t]

10.9	Executive Severance Agreement between Conn’s, Inc. and Michael J. Poppe, approved by the Board of Directors August 31, 2011 (incorporated herein by reference to Exhibit 10.9 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2011 (File No. 000-50421) as filed with the Security and Exchange Commission on September 8, 2011).

10.10	Executive Severance Agreement between Conn’s, Inc. and David W. Trahan, approved by the Board of Directors August 31, 2011 (incorporated herein by reference to Exhibit 10.10 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2011 (File No. 000-50421) as filed with the Security and Exchange Commission on September 8, 2011).

10.11	Executive Severance Agreement between Conn’s, Inc. and Reymundo de la Fuente, approved by the Board of Directors August 31, 2011 (incorporated herein by reference to Exhibit 10.11 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2011 (File No. 000-50421) as filed with the Security and Exchange Commission on September 8, 2011).

10.12	Executive Severance Agreement between Conn’s, Inc. and Theodore M. Wright, approved by the Board of Directors December 05, 2011 (incorporated herein by reference to Exhibit 10.12 to Form 8-K (File No. 000-50421) as filed with the Security and Exchange Commission on December 8, 2011).

11.1	Statement re: computation of earnings per share is included under Note 1 to the financial statements.

12.1	Statement of computation of Ratio of Earnings to Fixed Charge (filed herewith)

21	Subsidiaries of Conn’s, Inc. (incorporated herein by reference to Exhibit 21 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2007 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2007).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, filed with the SEC on April 9, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets as of January 31, 2011 and 2012, (ii) the consolidated statements of operations for the years ended January 31, 2010, 2011 and 2012, (iii) the consolidated statements of cash flows for the years ended January 31, 2010, 2011 and 2012, (iv) the consolidated statements of stockholders’ equity for the years ended January 31, 2010, 2011 and 2012, (v) the Notes to Consolidated Financial Statements, and (vi) Financial statement Schedule: Schedule II – Valuation and Qualifying Accounts.(1)

[t]	Management contract or compensatory plan or arrangement.