Form 10-Q
period 2012-04-30
CONNS INC
filed 2012-06-05
CIK 1223389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 31, 2012:

Class	Outstanding
Common stock, $.01 par value per share	32,474,083

CONN’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	April 30,	January 31,
	2012	2012
Assets
Current assets
Cash and cash equivalents	$6,730	$6,265
Customer accounts receivable, net of allowance of $26,817 and $28,979 , respectively (includes balances of VIE of $63,947 at April 30, 2012)	313,139	316,385
Other accounts receivable, net of allowance of $56 and $54, respectively	35,414	38,715
Inventories	68,890	62,540
Deferred income taxes	16,007	17,111
Federal income taxes recoverable	—	5,256
Prepaid expenses and other assets (includes balance of VIE of $10,042 at April 30, 2012)	15,785	6,286

Total current assets	455,965	452,558
Long-term portion of customer accounts receivable, net of allowance of $23,293 and $24,999, respectively (includes balance of VIE of $55,536 at April 30, 2012)	271,984	272,938
Property and equipment
Land	7,264	7,264
Buildings	10,455	10,455
Equipment and fixtures	24,786	24,787
Transportation equipment	911	1,468
Leasehold improvements	88,155	83,969

Subtotal	131,571	127,943
Less accumulated depreciation	(91,314)	(89,459)

Property and equipment, net	40,257	38,484
Non-current deferred income tax asset	9,570	9,754
Other assets	10,856	9,564

Total assets	$788,632	$783,298

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt (includes balances of VIE of $103,025 at April 30, 2012)	$103,690	$726
Accounts payable	60,812	44,711
Accrued compensation and related expenses	7,494	7,213
Accrued expenses	22,314	24,030
Income taxes payable	2,394	2,028
Deferred revenues and allowances	16,153	15,966

Total current liabilities	212,857	94,674
Long-term debt	194,396	320,978
Deferred again on sale of property	675	699
Other long-term liabilities	12,219	13,576
Commitments and contingencies
Stockholders’ equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 40,000,000 shares authorized; 32,390,419 and 32,139,524 shares issued at April 30, 2012 and January 31, 2012, respectively)	324	321
Additional paid-in capital	139,533	136,006
Accumulated other comprehensive loss	(265)	(293)
Retained earnings	228,893	217,337

Total stockholders’ equity	368,485	353,371

Total liabilities and stockholders’ equity	$788,632	$783,298

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	April 30,
	2012	2011
Revenues
Product sales	$152,115	$144,279
Repair service agreement commissions, net	11,392	8,902
Service revenues	3,430	3,889

Total net sales	166,937	157,070

Finance charges and other	33,914	34,912

Total revenues	200,851	191,982
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	108,443	106,453
Cost of service parts sold, including warehousing and occupancy costs	1,550	1,730
Selling, general and administrative expense	59,656	59,445
Provision for bad debts	9,185	9,564
Store closing costs	163	—

Total cost and expenses	178,997	177,192

Operating income	21,854	14,790
Interest expense	3,759	7,556
Other (income) expense, net	(96)	52

Income before income taxes	18,191	7,182
Provision for income taxes	6,635	2,781

Net income	$11,556	$4,401

Earnings per share:
Basic	$0.36	$0.14
Diluted	$0.35	$0.14
Average common shares outstanding:
Basic	32,195	31,768
Diluted	32,904	31,772

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	April 30,
	2012	2011
Net income	$11,556	$4,401
Change in fair value of hedges	43	73
Impact of provision for income taxes on comprehensive income	(15)	(26)

Comprehensive income	$11,584	$4,448

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended April 30, 2012 and 2011

(unaudited)

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 31, 2012	32,140	$321	$136,006	$(293)	$217,337	$353,371
Exercise of stock options, net of tax	223	3	2,866	—	—	2,869
Issuance of common stock under Employee Stock Purchase Plan	6	—	63	—	—	63
Issuance of common stock converted from vested restricted stock units	21	—	—	—	—	—
Stock-based compensation			598			598
Net income	—	—	—	—	11,556	11,556
Change in fair value of hedges, net of tax of $15	—	—	—	28	—	28

Balance at April 30, 2012	32,390	$324	$139,533	$(265)	$228,893	$368,485

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Total
Balance at January 31, 2011	33,488	$335	$131,590	$(71)	$258,114	(1,723)	$(37,071)	$352,897
Issuance of common stock under Employee Stock Purchase Plan	7	—	26	—	—	—	—	26
Stock-based compensation	—	—	474	—	—	—	—	474
Treasury shares cancelled	(1,723)	(17)			(37,054)	1,723	37,071	—
Net income	—	—	—	—	4,401	—	—	4,401
Change in fair value of hedges, net of tax of $26	—	—	—	47	—	—	—	47

Balance at April 30, 2011	31,772	$318	$132,090	$(24)	$225,461	—	$—	$357,845

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	April 30,
	2012	2011
Cash flows from operating activities
Net income	$11,556	$4,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,402	2,884
Amortization	739	897
Provision for bad debts and uncollectible interest	11,282	11,152
Stock-based compensation	598	474
Excess tax benefits from stock-based compensation	(116)	—
Store closing costs	163	—
Provision for deferred income taxes	1,272	426
(Gain) loss on sale of property and equipment	(66)	1
Discounts and accretion on promotional credit	(103)	(482)
Change in operating assets and liabilities:
Customer accounts receivable	(6,768)	36,092
Other accounts receivable	3,095	(3,180)
Inventory	(6,350)	(2,768)
Prepaid expenses and other assets	500	783
Accounts payable	16,100	(5,057)
Accrued expenses	(2,953)	1,524
Income taxes payable	5,651	5,849
Deferred revenues and allowances	65	(1,966)

Net cash provided by operating activities	37,067	51,030

Cash flows from investing activities
Purchase of property and equipment	(4,404)	(275)
Proceeds from sale of property and equipment	296	—
Change in restricted cash	(10,042)	—

Net cash used in investing activities	(14,150)	(275)

Cash flows from financing activities
Net proceeds from stock issued under employee benefit plans, including tax benefit	2,932	25
Excess tax benefits from stock-based compensation	116	—
Proceeds from issuance of asset-backed notes, net of original issue discount	103,025	—
Borrowings under lines of credit	33,729	25,216
Payments on lines of credit	(160,182)	(78,238)
Payments on promissory notes	(190)	(41)
Payment of debt issuance costs	(1,882)	(73)

Net cash used in financing activities	(22,452)	(53,111)

Net change in cash	465	(2,356)
Cash and cash equivalents
Beginning of period	6,265	10,977

End of period	$6,730	$8,621

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements of Conn’s, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise described herein. The Company’s business is somewhat seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31, due primarily to the holiday selling season. Operating results for the three-month period ended April 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012, filed with the Securities and Exchange Commission on April 12, 2012.

The Company’s balance sheet at January 31, 2012, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete financial presentation. Please see the Company’s Annual Report on Form 10-K for a complete presentation of the audited financial statements for the fiscal year ended January 31, 2012, together with all required footnotes, and for a complete presentation and explanation of the components and presentations of the financial statements.

Principles of Consolidation. The consolidated financial statements include the accounts of Conn’s, Inc. and its wholly-owned subsidiaries. Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In April of 2012, the Company transferred certain customer receivables to a bankruptcy-remote, variable-interest entity (“VIE”) in connection with a securitization. The VIE, which is consolidated within the accompanying financial statements, issued debt secured by the customer receivables that were transferred to it, which are included in customer accounts receivable and long-term portion of customer accounts receivable on the consolidated balance sheet.

The Company determined that the VIE should be consolidated within its financial statements due to the fact that it qualified as the primary beneficiary of the VIE based on the following considerations:

•	The Company directed the activities that generated the customer receivables that were transferred to the VIE;

•	The Company directs the servicing activities related to the collection of the customer receivables transferred to the VIE;

•	The Company absorbs losses incurred by the VIE to the extent of its interest in the VIE before any other investors incur losses; and

•	The Company has the right to receive benefits generated by the VIE after paying the contractual amounts due to the other investors.

The investors and the securitization trustee have no recourse to the Company’s other assets for failure of the VIE to repay the amounts due to them. Additionally, the Company has no recourse to the VIE’s assets to satisfy its obligations. The Company’s interests are subordinate to the investors’ interests, and will not be paid if the VIE is unable to repay the amounts due. The ultimate realization of the Company’s interest is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effects of any stock options and restricted stock units granted, to the extent not anti-dilutive, which is calculated using the treasury-stock method. The following table sets forth the shares outstanding for the earnings per share calculations:

	Three Months Ended
	April 30,
(in thousands)	2012	2011
Weighted average common shares outstanding—Basic	32,195	31,768
Assumed exercise of stock options	576	4
Unvested restricted stock units	133	—

Weighted average common shares outstanding—Diluted	32,904	31,772

During the periods presented, options with an exercise price in excess of the average market price of the Company’s common stock, or that are otherwise anti-dilutive, are excluded from the calculation of diluted earnings per share calculations. The weighted average number of stock options not included in the calculation of the dilutive effect of stock options was 1.1 million and 2.9 million for the three months ended April 30, 2012 and 2011, respectively.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a discounted cash flow analysis, approximates their carrying amount. The fair value of the Company’s debt approximates carrying value due to the recent dates at which all the facilities have been initiated, renewed or amended. The Company’s interest rate cap options are presented on the balance sheet at fair value. Fair value of these instruments were determined using Level 2 inputs of the GAAP hierarchy, which are defined as inputs not quoted in active markets, but are either directly or indirectly observable.

2. Supplemental Disclosure of Customer Receivables

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

As part of its efforts in mitigating losses on its accounts receivable, the Company may make loan modifications to a borrower experiencing financial difficulty that are intended to maximize the net cash flow after expenses, and avoid the need for repossession of collateral. The Company may extend the loan term, refinance or otherwise re-age an account. In the quarter ended October 31, 2011, the Company adopted new accounting guidance that provides clarification on whether a debtor is experiencing financial difficulties and whether a concession has been granted to the debtor for purposes of determining if a loan modification constitutes a Troubled Debt Restructuring (“TDR”). The adoption was applied retrospectively to its loan restructurings after January 31, 2011. The Company defines TDR accounts that originated subsequent to January 31, 2011 as accounts that have been re-aged in excess of three months or refinanced. For accounts originating prior to January 31, 2011, if the cumulative re-aging exceeds three months and the accounts were re-aged subsequent to January 31, 2011, the account is considered a TDR.

The Company monitors the performance of customer accounts receivable and from time-to-time modifies its policies to improve the long-term portfolio performance. During the quarter ended July 31, 2011, the Company implemented a policy which limited the number of months that an account can be re-aged to a maximum of 18 months and further modified the policy to a maximum of 12 months in the third quarter of fiscal 2012. As of July 31, 2011, the Company modified its charge-off policy so that an account that is delinquent more than 209 days as of the end of a month is charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment is reversed and charged against the allowance for uncollectible interest. Prior to July 31, 2011, the Company charged off all accounts for which no payment had been received in the past seven months, if the account was also delinquent more than 120 days.

The Company segregates the population of accounts within its receivables portfolio is into two classes of accounts – those with origination credit scores less than 575 and those with origination scores equal to or greater than 575. The Company uses credit scoring criteria to differentiate underwriting requirements, potentially requiring differing down payment and initial application and documentation criteria. The following tables present quantitative information about the receivables portfolio managed by the Company, segregated by class:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
	April 30,	January 31,	April 30,	January 31,	April 30,	January 31,
(in thousands)	2012	2012	2012	2012	2012	2012
Customer accounts receivable:
>= 575 credit score at origination	$482,386	$479,301	$20,904	$23,424	$22,565	$26,005
< 575 credit score at origination	112,410	115,128	9,349	11,278	10,798	14,033

	594,796	594,429	30,253	34,702	33,363	40,038
Restructured accounts (2):
>= 575 credit score at origination	23,627	27,760	9,516	11,428	23,619	27,749
< 575 credit score at origination	16,810	21,112	6,669	9,060	16,755	21,076

	40,437	48,872	16,185	20,488	40,374	48,825

Total receivables managed	$635,233	$643,301	$46,438	$55,190	$73,737	$88,863

Allowance for uncollectible accounts related to the credit portfolio	(45,368)	(49,904)
Allowance for promotional credit programs	(4,742)	(4,074)
Current portion of customer accounts receivable, net	(313,139)	(316,385)

Long-term customer accounts receivable, net	$271,984	$272,938

(1)	Amounts are based on end of period balances. Due to the fact that an account can become past due after having been re-aged, accounts may be presented in both the past due and re-aged columns shown above. The amounts included within both the past due and re-aged columns shown above as of April 30, 2012 and January 31, 2012 were $25.6 million and $32.5 million, respectively. The total amount of customer receivables past due one day or greater was $150.0 million and $152.4 million as of April 30, 2012 and January 31, 2012, respectively. These amounts include the 60 days past due totals shown above.
(2)	In addition to the amounts included in restructured accounts, there are $5.0 million and $7.9 million, respectively, of accounts re-aged four or more months, included in the re-aged balance above, that did not qualify as TDRs as of April 30, 2012 and January 31, 2012, respectively, because they were not re-aged subsequent to January 31, 2011.

			Net Credit
	Average Balances		Charge-offs (3)
	Three Months Ended		Three Months Ended
	April 30,		April 30,
(in thousands)	2012	2011	2012	2011
Customer accounts receivable:
>= 575 credit score at origination	$476,603	$489,156	$4,831	$6,118
< 575 credit score at origination	113,366	158,598	2,745	4,890

	589,969	647,754	7,576	11,008
Restructured accounts:
>= 575 credit score at origination	25,796	—	3,153	—
< 575 credit score at origination	18,978	—	2,800	—

	44,774	—	5,953	—

Total receivables managed	$634,743	$647,754	$13,529	$11,008

(3)	Charge-offs include the principal amount of losses (excluding accrued and unpaid interest), net of recoveries which include principal collections during the period shown of previously charged-off balances.

Following is the activity in the Company’s balance in the allowance for doubtful accounts and uncollectible interest for customer receivables for the three months ended April 30, 2012 and 2011:

	Three Months Ended April 30, 2012
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Three Months Ended April 30, 2011
Allowance at beginning of period	$24,518	$25,386	$49,904	$44,015
Provision (a)	9,448	1,834	11,282	11,152
Principal charge-offs (b)	(8,597)	(6,755)	(15,352)	(11,964)
Interest charge-offs	(1,282)	(1,007)	(2,289)	(2,029)
Recoveries (b)	1,021	802	1,823	956

Allowance at end of period	$25,108	$20,260	$45,368	$42,130

(a)	Includes provision for uncollectible interest, which is included in finance charges and other.
(b)	Charge-offs include the principal amount of losses (excluding accrued and unpaid interest), and recoveries include principal collections during the period shown of previously charged-off balances. These amounts represent net charge-offs.

The Company records an allowance for doubtful accounts, including estimated uncollectible interest, for its customer accounts receivable, based on its historical cash collections and net loss experience and expectations for future cash collections and losses. In addition to pre-charge-off cash collections and charge-off information, estimates of post-charge-off recoveries, including cash payments, amounts realized from the repossession of the products financed and, at times, payments received under credit insurance policies are also considered.

The Company determines reserves for those accounts that are TDRs based on present value of cash flows expected to be collected over the life of those accounts. The excess of the carrying amount over the discounted cash flow amount is recorded as a reserve for loss on those accounts. The Company estimates its allowance for bad debts by evaluating the credit portfolio based on the number of months re-aged, if any.

The Company typically only places accounts in non-accrual status when legally required to do so. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. The amount of customer receivables carried on the Company’s balance sheet that were in non-accrual status was $9.5 million and $9.8 million at April 30, 2012 and January 31, 2012, respectively. The amount of customer receivables carried on the Company’s consolidated balance sheet that were past due 90 days or more and still accruing interest was $34.1 million and $39.5 million at April 30, 2012 and January 31, 2012, respectively.

3. Supplemental Disclosure of Finance Charges and Other Revenue

The following is a summary of the classification of the amounts included as finance charges and other for the three months ended April 30, 2012 and 2011:

	Three Months Ended
	April 30,
(in thousands)	2012	2011
Interest income and fees on customer receivables	$28,640	$30,632
Insurance commissions	5,033	4,056
Other	241	224

Finance charges and other	$33,914	$34,912

The amount included in interest income and fees on customer receivables related to TDR accounts for the three months ended April 30, 2012 and 2011 was $1.2 million and $0.4 million, respectively. The Company recognizes interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows.

4. Accrual for Store Closures

During the fiscal year ended January 31, 2012, the Company closed eleven retail locations that did not perform at the level the Company expects for mature store locations. As a result of the closure of the eight stores with unexpired leases, the Company recorded an accrual in fiscal 2012 for the present value of remaining lease obligations and anticipated ancillary occupancy costs, net of estimated sublease income. Revisions to these projections for changes in estimated marketing times or sublease rates will be made to the obligation as further information related to the actual terms and costs become available. The estimate was calculated using Level 2 fair value inputs as defined by the GAAP fair value hierarchy. During the three months ended April 30, 2012, the Company accrued lease exit costs of $450 thousand for the closure of an additional store. The changes in the liability recorded for store closures for the three months ended April 30, 2012 were as follows:

(in thousands)
Balance at January 31, 2012	$8,106
Accrual for closure	450
Change in estimate	(287)
Cash payments	(961)

Balance at April 30, 2012	$7,308

The change in estimate results from the favorable impact of the termination of a lease and is partially offset by changes in sublet assumptions for certain locations and accretion of the present value of the expected future rental payments. The cash payments include payments made for facility rent and related costs.

5. Debt and Letters of Credit

The Company’s long-term debt consisted of the following at the period ended:

	April 30,	January 31,
(in thousands)	2012	2012
Asset-based revolving credit facility	$186,797	$313,250
Asset-backed notes, net of discount of $654	103,025	—
Real estate loan	7,755	7,826
Other long-term debt	509	628

Total debt	298,086	321,704
Less current portion of debt	103,690	726

Long-term debt	$194,396	$320,978

The Company’s asset-based revolving credit facility, as amended, provides for funding of up to $450 million based on a borrowing base calculation that includes customer accounts receivable and inventory. The credit facility bears interest at LIBOR plus a spread ranging from 350 basis points to 400 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. Additionally, the agreement contains cross-default provisions, such that, any default under another of the Company’s credit facilities would result in a default under this agreement, and any default under this agreement would result in a default under those agreements.

On April 30, 2012, the Company’s VIE issued $103.7 million of asset-backed notes which bear interest at 4.0% and were sold at a discount to deliver a 5.21% yield, before considering transaction costs. The principal balance of the notes, which are secured by certain customer receivables, will be reduced on a monthly basis by collections on the underlying customer receivables after the payment of interest and other expenses of the VIE. While the final maturity for the notes is April 2016, the Company currently expects to repay any outstanding note balance in April 2013 and, therefore, has classified the outstanding principal within the current portion of long-term debt. Additionally, the notes include a prepayment incentive fee whereby if the notes are not repaid by the expected final principal payment date of April 15, 2013, the VIE will be required to pay, in addition to accrued interest on the notes, a monthly fee equal to an annual rate of 8.5% times the outstanding principal balance. The VIE’s borrowing agreement contains certain covenants, including the maintenance of a minimum net worth for the VIE. The VIE’s debt is secured by the customer accounts receivable that were transferred to it, which are included in customer accounts receivable and long-term portion of customer accounts receivable on the consolidated balance sheet. At April 30, 2012, the VIE held cash of $10.0 million from collections on underlying customer receivables which is classified within prepaid expenses and other assets on the consolidated balance sheet. The investors and the securitization trustee have no recourse to the Company’s other assets for failure of the VIE to pay the notes when due or any other of its obligations. Additionally, the VIE’s assets are not available to satisfy the Company’s obligations. The Company’s interests in are subordinate to the investors’ interests, and would not be paid if the VIE is unable to repay the amounts due. The ultimate realization of the Company’s interest is subject to credit, prepayment, and interest rate risks on the transferred financial assets. Net proceeds from the offering were used to repay borrowings under the Company’s asset-based revolving credit facility.

The Company was in compliance with its debt covenants at April 30, 2012.

As of April 30, 2012, the Company had immediately available borrowing capacity of approximately $145.4 million under its asset-based revolving credit facility, net of standby letters of credit issued, for general corporate purposes. The Company also had $113.5 million that may become available under its asset-based revolving credit facility if it grows the balance of eligible customer receivables and its total eligible inventory balances.

The Company’s asset–based revolving credit facility provides it the ability to utilize letters of credit to secure its deductibles under the Company’s property and casualty insurance programs and its obligations to remit payments collected as servicer of the VIE’s receivables, among other acceptable uses. At April 30, 2012, the Company had outstanding letters of credit of $4.3 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $4.3 million as of April 30, 2012.

6. Contingencies

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

7. Segment Reporting

Financial information by segment is presented in the following tables for the three months ended April 30, 2012 and 2011:

	Three Months Ended April 30, 2012			Three Months Ended April 30, 2011
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$152,115	$—	$152,115	$144,279	$—	$144,279
Repair service agreement commissions, net	11,392	—	11,392	8,902	—	8,902
Service revenues	3,430	—	3,430	3,889	—	3,889

Total net sales	166,937	—	166,937	157,070	—	157,070

Finance charges and other	241	33,673	33,914	225	34,687	34,912

Total revenues	167,178	33,673	200,851	157,295	34,687	191,982
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	108,443	—	108,443	106,453	—	106,453
Cost of service parts sold, including warehousing and occupancy cost	1,550	—	1,550	1,730	—	1,730
Selling, general and administrative expense (a)	46,049	13,607	59,656	44,102	15,343	59,445
Provision for bad debts	212	8,973	9,185	143	9,421	9,564
Store closing costs	163	—	163	—	—	—

Total cost and expense	156,417	22,580	178,997	152,428	24,764	177,192

Operating income	10,761	11,093	21,854	4,867	9,923	14,790
Interest expense, net	—	3,759	3,759	—	7,556	7,556
Other (income) expense, net	(96)	—	(96)	52	—	52

Income before income taxes	$10,857	$7,334	$18,191	$4,815	$2,367	$7,182

(a)	Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $2.2 million and $2.2 million for the three months ended April 30, 2012 and 2011, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $4.0 million and $4.0 million for the three months ended April 30, 2012 and 2011, respectively.

8. Subsequent Event

On May 30, 2012, the Company’s stockholders approved an amendment to its certificate of incorporation to increase the number of shares of capital stock which the Company shall have authority to issue to be 51,000,000 shares of stock, of which 50,000,000 shares are common stock, par value of $0.01 per share, and 1,000,000 shares are preferred stock.

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

•	The potential for price erosion or lower unit sales points that could result in declines in revenues;

•	Our relationships with key suppliers and their ability to provide products at competitive prices and support sales of their products through their rebate and discount programs;

•	The potential for deterioration in the delinquency status of our credit portfolio or higher than historical net charge-offs in the portfolio that could adversely impact earnings;

•	Our inability to continue to offer existing customer financing programs or make new programs available that allow consumers to purchase products at levels that can support our growth;

•	Our ability to renew or replace our existing debt or other credit arrangements on or before the maturity of such arrangements;

•

Our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our asset-based revolving credit facility, and proceeds from securitizations and from accessing debt or equity markets;

•	Our ability to obtain additional funding for the purpose of funding the customer receivables we generate;

•	Our ability to profitably expand our credit operations;

•

Our ability to maintain compliance with the covenants of its debt and other credit arrangements, including taking the actions necessary to maintain compliance with the covenants, such as obtaining amendments to the borrowing facilities that modify the covenant requirements, which could result in higher borrowing costs;

•	Our ability to obtain capital to fund expansion of our credit portfolio;

•

Reduced availability under our asset-based revolving credit facility as a result of borrowing base requirements and the impact on the borrowing base calculation of changes in the performance or eligibility of the customer receivables financed by that facility;

•	The ability of the financial institutions providing lending facilities to us to fund their commitments;

•	The effect of any downgrades by rating agencies of our lenders on borrowing costs;

•	The effect on our borrowing cost of changes in laws and regulations affecting the providers of debt financing;

•	The cost or terms of any amended, renewed or replacement debt or other credit arrangements;

•	The effect of rising interest rates or borrowing spreads that could increase our cost of borrowing;

•	The effect of changes in our credit underwriting and collection practices and policies;

•	General economic conditions in the regions in which we operate;

•	Both the short-term and long-term impact of adverse weather conditions (e.g. hurricanes) that could result in volatility in our revenues and increased expenses and casualty losses;

•	The outcome of litigation or government investigations affecting our business;

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

•	The laws and regulations and interest, premium and commission rates allowed by regulators on our credit, credit insurance and repair service agreements in the states into which we may expand;

•	The adequacy of our distribution and information systems and management experience to support our expansion plans;

•	The accuracy of our expectations regarding competition and our competitive advantages;

•	The potential for market share erosion that could result in reduced revenues;

•	The accuracy of our expectations regarding the similarity or dissimilarity of our existing markets as compared to new markets we enter;

•	The use of third-parties to complete certain of our distribution, delivery and home repair services; and

•	Changes in our stock price or the number of shares we have outstanding.

Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed on April 12, 2012. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report might not happen.

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

We are a specialty retailer of durable consumer products, and we also provide credit to support our customers’ purchases of the products that we offer. We derive our revenue from two primary sources: (i) retail sales and delivery of consumer goods, including sales of third-party repair service agreements; and (ii) our in-house customer credit program, including sales of credit insurance products. We operate a highly integrated and scalable business through our retail stores and our website, providing our customers with a broad range of brand name products, in-house and third-party financing options, next day delivery capabilities, and product repair service through well-trained and knowledgeable sales, credit and service personnel.

We currently operate 64 retail locations in Texas, Louisiana and Oklahoma. The Company’s primary product categories include:

•	Home appliance, including refrigerators, freezers, washers, dryers, dishwashers and ranges;

•	Furniture and mattress, including furniture for the living room, dining room, bedroom and related accessories and mattresses;

•

Consumer electronic, including LCD, LED, 3-D, plasma and DLP televisions, camcorders, digital cameras, Blu-ray and DVD players, video game equipment, portable audio, MP3 players and home theater products;

•	Home office, including desktop and notebook computers, tablets, printers and computer accessories.

Additionally, we offer a variety of products on a seasonal basis, including window room air conditioners and lawn and garden equipment, and continue to introduce additional product categories for the home to respond to customers product needs and to increase same store sales. We require our sales associates to be knowledgeable of all of our products.

Our business is moderately seasonal, with a greater share of our revenues, operating and net income historically realized during the quarter ending January 31, due primarily to the holiday selling season.

Unlike many of our competitors, we provide flexible in-house credit options for our customers. In the last three years, we financed, on average, approximately 61% of our retail sales through our internal credit programs. We offer our customers an interest-bearing installment financing program and, at times, we offer promotional credit programs to certain of our customers that provide for “same as cash” or deferred interest interest-free periods of varying terms, generally three, six and 12 months, and require monthly payments beginning in the month after the sale. In addition to our own credit programs, we use third-party financing programs to provide non-interest bearing financing, with terms greater than 12 months, for purchases made by our customers, as well as a Conn’s-branded revolving charge card. We also use a third-party provider to offer a rent-to-own payment option to our customers.

The following tables present, for comparison purposes, information about our credit portfolios (dollars in thousands, except average outstanding customer balance).

	Three Months Ended
	April 30,
	2012	2011
Total outstanding balance (period end)	$635,233	$625,487
Percent of total outstanding balances represented by balances over 36 months old (period end) (1)	1.8%	3.3%
Percent of total outstanding balances represented by balances over 48 months old (period end) (1)	0.4%	0.9%
Average outstanding customer balance	$1,385	$1,273
Number of active accounts (period end)	458,493	491,441
Account balances 60+ days past due (period end) (2)	$46,438	$44,453
Percent of balances 60+ days past due to total outstanding balance (period end)	7.3%	7.1%
Percent of balances 60-209 days past due to total outstanding balance (period end)	7.3%	5.5%
Total account balances reaged (period end) (2)	$73,737	$121,197
Percent of re-aged balances to total outstanding balance (period end)	11.6%	19.4%
Account balances re-aged more than six months (period end)	$27,052	$55,802
Weighted average credit score of outstanding balances	601	589
Total applications processed	179,907	175,761
Weighted average origination credit score of sales financed	615	623
Total applications approved	56.8%	54.0%
Average down payment	4.5%	8.0%
Average total outstanding balance	$634,743	$647,754
Bad debt charge-offs (net of recoveries) (3)	$13,529	$11,008
Percent of bad debt charge-offs (net of recoveries) to average outstanding balance, annualized (3)	8.5%	6.8%
Percent of total bad debt allowance to total oustanding customer receivable balance (period end)	7.1%	6.7%
Percent of total outstanding balance represented by promotional receivables	17.7%	9.7%
Weighted average monthly payment rate (4)	6.1%	6.4%
Percent of retail sales paid for by:
Third-party financing	12.5%	6.3%
In-house financing, including down payment received	66.9%	55.0%
Third-party rent-to-own options	3.7%	3.5%

Total	83.1%	64.8%

(1)	Includes installment accounts only. Balances included in over 48 months totals are also included in balances over 36 months old totals.
(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts. Re-aged portfolio data was adjusted to include certain refinanced account balances not previously included.
(3)	On July 31, 2011, we revised our charge-off policy to require an account that is delinquent more than 209 days at month end to be charged-off.
(4)	Three-month rolling average of gross cash payments as a percentage of gross principal balances outstanding at the beginning of each month in the period.

Historical Static Loss Table

The following static loss analysis calculates the cumulative percentage of balances charged off, based on the year the credit account was originated and the period the balance was charged off. The percentage computed below is calculated by dividing the cumulative net amount charged off since origination by the total balance of accounts originated during the applicable fiscal year. The net charge-off was determined by estimating, on a pro rata basis, the amount of the recoveries received during a period that were allocable to the applicable origination period.

	Cumulative loss rate as a % of balance originated (a)
Fiscal Year	Years from origination
of Origination	0	1	2	3	4	5	6	Terminal (b)
2005	0.3%	1.7%	3.4%	4.3%	4.7%	4.9%	5.0%	5.0%
2006	0.3%	1.9%	3.6%	4.8%	5.4%	5.7%	5.7%	5.7%
2007	0.2%	1.7%	3.5%	4.6%	5.4%	5.6%	5.6%
2008	0.2%	1.8%	3.6%	5.0%	5.7%	5.8%
2009	0.2%	2.0%	4.6%	6.0%	6.3%
2010	0.2%	2.4%	4.5%	5.1%
2011	0.4%	2.6%	3.4%
2012	0.2%	0.4%

(a)	The most recent percentages in years from origination 1 through 6 include loss data through April 30, 2012, and are not comparable to prior fiscal year accumulated net charge-off percentages in the same column.
(b)	The terminal loss percentage presented represents the point at which that pool of loans has reached its maximum loss rate.

Executive Overview

This narrative provides an overview of our operations for the three months ended April 30, 2012. A detailed explanation of the changes in our operations for this period as compared to the prior-year period is included under Results of Operations. The following is a summary of some of the specific items impacting our retail and credit segments:

Retail Segment Review

•

Net sales rose $9.8 million, or 6.3%, to $166.9 million for the quarter ended April 30, 2012, from the comparable prior-year period. The increase in net sales during the quarter was driven by higher average selling prices in the major product categories, improved and expanded product selection in the furniture and mattress category and retention of a portion of the unit volume from stores closed in the prior year. The reported increase in sales was partially offset by the impact of the closure of 11 stores in fiscal 2012;

•

The retail gross margin increased to 33.7% in the current-year quarter, from 30.5% in the same quarter of the prior year. The increase in the retail gross margin was driven by a favorable shift in product mix. The majority of the margin expansion was reported in the furniture and mattress category which contributed approximately 30% of our retail product gross margin in the current quarter; and

•

Selling, general and administrative (“SG&A”) expense increased by $1.9 million, but declined 50 basis points as a percent of segment revenues to 27.5% for the quarter ended April 30, 2012 as compared to 28.0% for the quarter ended April 30, 2011. The SG&A expense increase was primarily due to higher sales-driven compensation expenses, partially offset by decreased depreciation and facility-related expenses.

Credit Segment Review

•

Total revenues for the three months ended April 30, 2012 declined by $1.0 million, as compared to the prior year, reflecting a higher proportion of short-term promotional receivables relative to the total portfolio balance outstanding and increased net charge-off levels which resulted in lower interest income and fee revenues. The average customer accounts receivable balance declined 2.0%, to $634.7 million for the quarter ended April 30, 2012 from $647.8 million for the quarter ended April 30, 2011;

•

SG&A expense for the credit segment declined $1.7 million, primarily due to reduced compensation and related expense. Continued improvement in the performance of the portfolio has allowed us to reduce the cost of servicing the portfolio. Credit segment SG&A expense as a percent of revenues was 40.4% for the three months ended April 30, 2012 and 44.2% in the prior year;

•	The provision for bad debts decreased by $0.4 million during the three months ended April 30, 2012, as we experienced continued improvement in the performance of our credit portfolio.

•

Net interest expense decreased in the three months ended April 30, 2012 by $3.8 million from the prior- year period primarily due to a reduction in the effective interest rate on outstanding borrowings and a decline in outstanding debt.

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

•	Evaluating store opening plans for future years. We are planning to open five to seven new locations during fiscal year 2013, all of which are expected to be in new markets;

•	Remodeling existing stores to improve our customers shopping experience and expand our product offering of furniture and mattresses;

•	The exit of lower-price, lower-margin products to improve operating performance;

•

Augmenting our credit offerings through the use of third-party consumer credit providers to provide flexible financing options to meet the varying needs of our customers, while focusing the use of our credit program to offer credit to customers where third-party programs are not available;

•

Limiting the number of months an account can be re-aged and reducing the period of time a delinquent account can remain outstanding before it is charged off. Additionally, we are utilizing shorter contract terms for higher-risk products and smaller-balances originated to continue to increase the payment rate and improve credit quality. We have increased credit lines to higher credit scored customers to allow them to purchase additional products given our furniture and mattress offerings expansion. In total, these changes are expected to continue to improve the performance of our portfolio and increase the cost-effectiveness of our collections operation; and

•

In fiscal 2012, we closed 11 retail locations that did not perform at the level we expect for mature store locations. We closed an additional store in May 2012. One of the 12 stores was located in Oklahoma, with 11 of the stores located in Texas, with two located in the Austin market, six in the Dallas market, one in the Houston market and two in the San Antonio market.

While we have benefited from our operations being concentrated in the Texas, Louisiana and Oklahoma region in the past, continued weakness in the national and state economies, including instability in the financial markets and the volatility of oil and natural gas prices, have and will present significant challenges to our operations in the coming quarters.

Results of Operations

The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

	Three Months Ended
	April 30,
	2012	2011
Revenues
Product sales	75.7%	75.2%
Repair service agreement commissions, net	5.7	4.6
Service revenues	1.7	2.0

Total net sales	83.1	81.8

Finance charges and other	16.9	18.2

Total revenues	100.0	100.0
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	54.0	55.4
Cost of service parts sold, including warehousing and occupancy cost	0.8	0.9
Selling, general, administrative expense	29.7	31.0
Provision for bad debts	4.6	5.0
Store closing costs	0.0	0.0

Total cost and expenses	89.1	92.3

Operating income	10.9	7.7
Interest expense	1.9	3.9
Other (income) expense, net	(0.1)	0.1

Income before income taxes	9.1	3.7

Provision for income taxes	3.3	1.4

Net income	5.8%	2.3%

Analysis of consolidated statements of operations

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

Total Consolidated

	Three Months Ended
	April 30,		2012 vs. 2011
(in thousands, except percentages)	2012	2011	Amount	%
Revenues
Product sales	$152,115	$144,279	$7,836	5.4%
Repair service agreement commissions, net	11,392	8,902	2,490	28.0%
Service revenues	3,430	3,889	(459)	(11.8%)

Total net sales	166,937	157,070	9,867	6.3%

Finance charges and other	33,914	34,912	(998)	(2.9%)

Total revenues	200,851	191,982	8,869	4.6%
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	108,443	106,453	1,990	1.9%
Cost of service parts sold, including warehousing and occupancy cost	1,550	1,730	(180)	(10.4%)
Selling, general and administrative expense (a)	59,656	59,445	211	0.4%
Provision for bad debts	9,185	9,564	(379)	(4.0%)
Store closing costs	163	—	163	100.0%

Total cost and expenses	178,997	177,192	1,805	1.0%

Operating income	21,854	14,790	7,064	47.8%
Operating margin	10.9%	7.7%
Interest expense, net	3,759	7,556	(3,797)	(50.3%)
Other (income) expense, net	(96)	52	(148)	(284.6%)

Income before income taxes	18,191	7,182	11,009	153.3%

Provision for income taxes	6,635	2,781	3,854	138.6%

Net income	$11,556	$4,401	$7,155	162.6%

Retail Segment

	Three Months Ended
	April 30,		2012 vs. 2011
(in thousands, except percentages)	2012	2011	Amount	%
Revenues
Product sales	$152,115	$144,279	$7,836	5.4%
Repair service agreement commissions, net	11,392	8,902	2,490	28.0%
Service revenues	3,430	3,889	(459)	(11.8%)

Total net sales	166,937	157,070	9,867	6.3%

Finance charges and other	241	225	16	7.1%

Total revenues	167,178	157,295	9,883	6.3%
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	108,443	106,453	1,990	1.9%
Cost of service parts sold, including warehousing and occupancy cost	1,550	1,730	(180)	(10.4)%
Selling, general and administrative expense (a)	46,049	44,102	1,947	4.4%
Provision for bad debts	212	143	69	48.3%
Costs related to store closings	163	—	163	100.0%

Total cost and expenses	156,417	152,428	3,989	2.6%
Operating income	10,761	4,867	5,894	121.1%
Operating margin	6.4%	3.1%
Other expense (income), net	(96)	52	(148)	(284.6%)

Segment income before income taxes	$10,857	$4,815	$6,042	125.5%

Credit Segment

	Three Months Ended
	April 30,		2012 vs. 2011
(in thousands, except percentages)	2012	2011	Amount	%
Revenues
Finance charges and other	$33,673	$34,687	$(1,014)	(2.9)
Cost and expenses
Selling, general and administrative expense (a)	13,607	15,343	(1,736)	(11.3)
Provision for bad debts	8,973	9,421	(448)	(4.8)

Total cost and expenses	22,580	24,764	(2,184)	(8.8)

Operating income	11,093	9,923	1,170	11.8
Operating margin	32.9%	28.6%
Interest expense, net	3,759	7,556	(3,797)	(50.3)

Segment income before income taxes	$7,334	$2,367	$4,967	209.8

(a)	Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $2.2 million and $2.2 million for the three months ended April 30, 2012 and 2011, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $4.0 million and $4.0 million for the three months ended April 30, 2012 and 2011, respectively.

Three months ended April 30, 2012 compared to three months ended April 30, 2011

	Three Months Ended
	April 30,		Change
(in thousands, except percentages)	2012	2011	$	%
Total net sales	$166,937	$157,070	9,867	6.3
Finance charges and other	33,914	34,912	(998)	(2.9)

Total Revenues	$200,851	$191,982	8,869	4.6

The following table provides an analysis of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales.

	Three Months ended April 30,					%	Same store
	2012	% of Total	2011	% of Total	Change	Change	% change
(in thousands except for percertages)
Home appliance	$48,293	28.9%	$45,133	28.7%	$3,160	7.0	16.7%
Furniture and mattress	28,446	17.0	21,970	14.0	6,476	29.5	43.1%
Consumer electronic	52,446	31.4	58,132	37.0	(5,686)	(9.8)	(0.2%)
Home office	12,150	7.3	11,109	7.1	1,041	9.4	19.9%
Other	10,780	6.5	7,935	5.1	2,845	35.9	47.3%

Product sales	152,115	91.1	144,279	91.9	7,836	5.4	16.0%

Repair service agreement commissions	11,392	6.8	8,902	5.7	2,490	28.0	36.8%
Service revenues	3,430	2.1	3,889	2.4	(459)	(11.8)

Total net sales	$166,937	100.0%	$157,070	100.0%	$9,867	6.3	17.8%

The following provides a summary of items impacting the Company’s product categories during the quarter, compared to the same quarter in the prior fiscal year:

•

Home appliance sales increased during the quarter on a 28.7% increase in the average selling price, partially offset by a 15.9% decrease in unit sales. Approximately half of the unit sales decline was attributable to store closures in the prior fiscal year. On a same store basis, laundry sales were up 20.0%, refrigeration sales were up 15.9% and cooking sales were up 32.1%, while room air conditioner sales were down 29.8% due to milder temperatures;

•

The growth in furniture and mattress sales was driven by enhanced displays and product selection, and increased promotional activity. The reported increase was moderated by the impact of the store closures. Furniture same store sales growth was driven by a 25.2% increase in the average sales price and a 12.5% increase in unit sales. Mattress same store sales also increased reflecting a favorable shift in product mix with the Company’s decision to discontinue offering low price-point products. The average mattress selling price was up 69.5%, while unit volume declined 12.1% on a same store basis; and

•

Consumer electronic sales decreased due primarily to the closure of 11 stores in fiscal year 2012. On a same store basis, sales were comparable with growth in home theater and television sales offset by a reduction in gaming hardware and accessory item sales. With the Company’s decision not to compete for low-priced, low-margin television sales during the current quarter, the same store average selling price for televisions increased 27.4%, while unit sales declined 21.0%;

•

Home office sales grew primarily as a result of the expansion of tablet sales and a 24.5% increase in the average selling price of laptop and desktop computers, partially offset by the impact of store closures, a decline in computer unit volume and lower sales of accessory items.

	Three Months Ended
	April 30,		Change
(in thousands, except percentages)	2012	2011	$	%
Interest income and fees	$28,640	$30,632	(1,992)	(6.5)
Insurance commissions	5,033	4,056	977	24.1
Other income	241	224	17	7.6

Finance charges and other	$33,914	$34,912	(998)	(2.9)

Interest income and fees and insurance commissions are included in the finance charges and other for the credit segment, while other income is included in finance charges and other for the retail segment.

The decrease in interest income and fees of the credit segment was driven primarily by a decline in portfolio interest and fee yield to 18.0% from 18.9% in the first quarter of fiscal year 2012, reflecting a higher proportion of short-term promotional receivables outstanding relative to the total portfolio balance outstanding, increased net charge-off levels and a decline in the average balance of customer accounts receivable outstanding.

The following table provides key portfolio performance information for the three months ended April 30, 2012 and 2011:

	Three Months Ended
	April 30,
	2012	2011
(in thousands, except percentages)
Interest income and fees (a)	$28,640	$30,632
Net charge-offs (b)	(13,529)	(11,008)
Borrowing costs (c)	(3,759)	(7,556)

Net portfolio yield	$11,352	$12,068

Average portfolio balance	$634,743	$647,754
Interest income and fee yield % (annualized)	18.0%	18.9%
Net charge-off % (annualized)	8.5%	6.8%

(a)	Included in finance charges and other.
(b)	Included in provision for bad debts.
(c)	Included in interest expense.

	Three Months Ended
	April 30,		Change
(in thousands, except percentages)	2012	2011	$	%
Cost of goods sold	$108,443	$106,453	1,990	1.9
Product gross margin percentage	28.7%	26.2%		2.5%

Product gross margin expanded 250 basis points as a percent of product sales from the quarter ended April 30, 2011 due primarily to a shift in our relative product mix. The majority of the margin expansion was driven by the furniture and mattress category, attributable to improved gross margin levels and year-over-year sales growth which outpaced that of other product offerings.

	Three Months Ended
	April 30,		Change
(in thousands, except percentages)	2012	2011	$	%
Cost of service parts sold	$1,550	$1,730	(180)	(10.4)
As a percent of service revenues	45.2%	44.5%		0.7%

Cost of service parts sold remained relatively constant while service revenues decreased by $0.4 million.

	Three Months Ended
	April 30,		Change
(in thousands, except percentages)	2012	2011	$	%
Selling, general and administrative expense—Retail	$46,049	$44,102	1,947	4.4
Selling, general and administrative expense—Credit	13,607	15,343	(1,736)	(11.3)

Selling, general and administrative expense—Total	$59,656	$59,445	211	0.4

As a percent of total revenues	29.7%	31.0%		(1.3%)

For the three months ended April 30, 2012, SG&A expense increased $0.2 million, driven by the higher retail sales. These increases were partially offset by reductions in depreciation and occupancy expense, credit personnel costs and reduced credit card fees. The improvement in our SG&A expense as a percentage of total revenues was largely attributable to the leveraging effect of higher total revenues as overall SG&A expenses remained relatively constant.

Significant SG&A expense increases and decreases related to specific business segments included the following:

Retail Segment

The following are the significant factors affecting the retail segment:

•

Total compensation costs and related expenses increased approximately $3.6 million from the prior period. The increase was driven by higher sales-related compensation and increases in employee benefit costs;

•	Advertising expense increased approximately $0.2 million;

•	Depreciation and occupancy expenses decreased approximately $1.1 million with the closure of 11 stores; and

•	Credit card fees decreased approximately $0.7 million.

Credit Segment

The following are the significant factors affecting the credit segment:

•

Total compensation costs and related expenses decreased approximately $1.0 million from the prior period due to a decrease in staffing as the performance of the portfolio improved and our credit portfolio balance dropped;

•	Form printing and purchases and related postage decreased approximately $0.2 million as collection efforts did not utilize letter mailings to the same extent as the prior period; and

•	Information technology expenses decreased $0.2 million.

	Three Months Ended
	April 30,		Change
(in thousands, except percentages)	2012	2011	$	%
Provision for bad debts	$9,185	$9,564	(379)	(4.0)
As a percent of average portfolio balance (annualized)	5.8%	5.9%		(0.1%)

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $0.2 million and $0.1 million for the periods ended April 30, 2012 and 2011, respectively, included in the results of operations for the retail segment.

The provision for bad debts decreased by $0.4 million for the three months ended April 30, 2012, from $9.6 million in the prior-year period, as the credit portfolio performance continued to improve.

	Three Months Ended
	April 30,		Change
(in thousands, except percentages)	2012	2011	$	%
Interest expense	$3,759	$7,556	(3,797)	(50.3)

Net interest expense decreased for the three months ended April 30, 2012 decreased by $3.8 million from the prior-year period primarily due to the payoff of higher interest borrowings in the prior period and the effect of a lower overall debt balance outstanding. The entirety of our interest expense is included in the results of operations of the credit segment.

	Three Months Ended
	April 30,		Change
(in thousands, except percentages)	2012	2011	$	%
Provision for income taxes	$6,635	$2,781	3,854	138.6
As a percent of income before income taxes	36.5%	38.7%		(2.2%)

The provision for income taxes increased due to the year-over-year improvement in profitability. The improvement in profitability also drove a decline in the effective tax rate in the current quarter due to the impact of the Texas margin tax, which is based on gross margin and is not affected by changes in income before income taxes.

Liquidity and Capital Resources

Cash flow

Operating activities

During the three months ended April 30, 2012, net cash provided by operating activities was $37.1 million, which compares to $51.0 million provided during the prior-year period. The year-over-year improvement in operating performance was more than offset by the impact of a $36.1 million reduction in customer accounts receivable during the three months ended April 30, 2011. In the current-year period, the impact of activity driven investments in receivables and inventory were offset by an increase in accounts payable.

Investing activities

Net cash used in investing activities increased to $14.2 million in the current period, as compared to $0.3 million in the prior period, primarily due to the increase in restricted cash balances related to our VIE’s financing facility and expenditures for store remodels and relocations. We expect during the next nine months to invest between $16 million and $20 million, net of tenant allowances, in capital expenditures for new stores, remodels and other projects.

Financing activities

Net cash used in financing activities decreased from $53.1 million used during the three months ended April 30, 2011, to $22.5 million used during the three months ended April 30, 2012. During the three months ended April 30, 2012, we used net cash provided by operations and net proceeds from our VIE’s bond issuance to pay down outstanding balances under our asset-based revolving credit facility.

Liquidity

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

We currently have an asset-based revolving credit facility with capacity of $450 million that matures in July 2015. The facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The credit facility bears interest at LIBOR plus a spread ranging from 350 basis points to 400 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The leverage ratio covenant requirement is a required maximum of 2.00 to 1.00. The fixed charge coverage ratio requirement is a minimum of 1.10 to 1.00. We expect, based on current facts and circumstances, that we will be in compliance with the above covenants for the next 12 months. The weighted average interest rate on borrowings outstanding under the asset-based revolving credit facility at 4.3% at April 30, 2012.

On April 30, 2012, our VIE issued $103.7 million of notes which bear interest at 4.0% and were sold at a discount to deliver a 5.21% yield, before considering transaction costs. The principal balance of the notes, which are secured by certain customer receivables, will be reduced on a monthly basis by collections on the underlying customer receivables after the payment of interest and other expenses of the VIE. While the final maturity for the notes is April 2016, we currently expect to repay any outstanding note balance in April 2013. Additionally, the notes include a prepayment incentive fee whereby if the notes are not repaid by the expected final principal payment date of April 15, 2013, the VIE will be required to pay, in addition to accrued interest on the notes, a monthly fee equal to an annual rate of 8.5% times the outstanding principal balance. The VIE’s borrowing agreement contains certain covenants, including a minimum net worth requirement for the VIE.

We have an $8.0 million real estate loan, collateralized by three of our owned store locations, that will mature in July 2016 and requires monthly principal payments based on a 15-year amortization schedule. The interest rate on the loan is the prime rate plus 100 basis points with a floor of 5%.

We have interest rate cap options with a notional amount of $100 million. These cap options are held for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of its variable-rate debt, based on the benchmark one-month LIBOR interest rate exceeding 1.0%. These cap options have monthly caplets extending through August, 2014.

The weighted average effective interest rate on borrowings outstanding under all our credit facilities for the three months ended April 30, 2012 was 5.1%, including the interest expense associated with our interest rate caps and amortization of deferred financing costs.

A summary of the significant financial covenants that govern our credit facility compared to our actual compliance status at April 30, 2012, is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum	2.01 to 1.00	1.10 to 1.00
Total liabilities to tangible net worth ratio must be lower than required maximum	1.15 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed stated amount	6.10%	4.74%
Capital expenditures, net must be lower than stated amount	$8.2 million	$25.0 million

Note: All terms in the above table are defined by the revolving credit facility and may or may not agree directly to the financial statement captions in this document. The covenants are required to be calculated quarterly on a trailing twelve month basis, except for the Cash recovery percentage, which is calculated monthly on a trailing three month basis.

As of April 30, 2012, we had immediately available borrowing capacity of $145.4 million under our asset-based revolving credit facility, net of standby letters of credit issued of $4.3 million, available to us for general corporate purposes before considering extended vendor terms for purchases of inventory. In addition to the $145.4 million currently available under the revolving credit facility, an additional $113.5 million may become available if we grow the balance of eligible customer receivables and total eligible inventory balances. Payments received on customer receivables which averaged approximately $46.5 million per month during the three months ended April 30, 2012, are available each month to fund new customer receivables generated.

We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and transfers of customer receivables to asset-backed securitization facilities. Based on our current operating plans, we believe that cash generated from operations, available borrowings under our revolving credit facility, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements, and transfers of customer receivable to asset-based securitization facilities will be sufficient to fund our operations, store expansion and updating activities and capital programs for at least the next 12 months, subject to continued compliance with the covenants in our debt and other credit arrangements. Additionally, if there is a default under any of the facilities that is not waived by the various lenders, it could result in the requirement to immediately begin repayment of all amounts owed under our credit facilities, as all of the facilities have cross-default provisions that would result in default under all of the facilities if there is a default under any one of the facilities. If the repayment of amounts owed under our debit and other credit arrangements is accelerated for any reason, we may not have sufficient cash and liquid assets at such time to be able to immediately repay all the amounts owed under the facilities.

The revolving credit facility is a significant factor relative to our ongoing liquidity and our ability to meet the cash needs associated with the growth of our business. Our inability to use this program because of a failure to comply with its covenants would adversely affect our business operations. Funding of current and future customer receivables under the borrowing facility can be adversely affected if we exceed certain predetermined levels of re-aged customer receivables, write-offs, bankruptcies or other ineligible customer receivable amounts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our VIE issued $103.7 million of fixed-rate notes on April 30, 2012. The notes bear interest at a fixed rate of 4.0% and were sold at a discount to deliver a 5.21% yield, before considering transaction costs. Net proceeds from the offering were used to repay borrowings under our asset-based revolving credit facility, which bears interest at LIBOR plus a spread ranging from 350 basis points to 400 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). There have been no other significant changes to our market risk since January 31, 2012.

For additional quantitative and qualitative disclosures about market risk, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” of Conn’s, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

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

For the three months ended April 30, 2012, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.	Risk Factors

As of the date of the filing, there have been no material changes to the risk factors previously disclosed in Part 1, Item A, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 30, 2012, the following proposals were submitted to stockholders with the following results:

1.	Election of seven directors:

	Number of Shares
	For	Withheld
Marvin D. Brailsford	26,583,033	415,748
Jon E.M. Jacoby	25,558,096	1,440,685
Bob L. Martin	26,541,789	456,992
Douglas H. Martin	26,500,751	498,030
David Schofman	26,585,695	413,086
Scott L. Thompson	25,073,829	1,924,952
Theodore M. Wright	26,478,852	519,929

2.	Approval of an amendment to certificate of incorporation to increase the number of authorized shares of our common stock from 40 million (40,000,000) shares to 50 million (50,000,000).

Number of Shares
For	26,806,262
Against	187,888
Abstain	4,631

3.	Approval of an Incentive Compensation Award Agreement with Theodore M. Wright, our Chief Executive Officer:

Number of Shares
For	26,791,784
Against	129,874
Abstain	77,123

4.	Ratification of the Audit Committee’s appointment of Ernst & Young, LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2013.

Number of Shares
For	30,220,852
Against	17,415
Abstain	3,366

5.	Advisory vote for the approval of the compensation of our Named Executive Officers:

Number of Shares
For	24,267,029
Against	2,199,207
Abstain	532,545

6.	Approval of such other business as may properly come before the Meeting:

Number of Shares
For	20,298,737
Against	9,731,213
Abstain	211,683

Item 6.	Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since we last provided disclosure in response to the requirements of Item 7(d)(2)(ii)(G) of Schedule 14A.

Item 7.	Exhibits

The exhibits required to be furnished pursuant to Item 6 of Form 10-Q are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN’S, INC.

By:	/s/ Brian E. Taylor
Brian E. Taylor
Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)

Date: June 5, 2012

EXHIBIT INDEX

Exhibit Number	Description
2	Agreement and Plan of Merger dated January 15, 2003, by and among Conn’s, Inc., Conn Appliances, Inc. and Conn’s Merger Sub, Inc. (incorporated herein by reference to Exhibit 2 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

3.1	Certificate of Incorporation of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).

3.1.1	Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004).

3.1.2	Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (filed herewith).

3.2	Amended and Restated Bylaws of Conn’s, Inc. effective as of June 3, 2008 (incorporated herein by reference to Exhibit 3.2.3 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2008 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 4, 2008).

4.1	Specimen of certificate for shares of Conn’s, Inc.’s common stock (incorporated herein by reference to Exhibit 4.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).

10.1	Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).[t]

10.1.1	Amendment to the Conn’s, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004).[t]

10.1.2	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.1.2 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).[t]

10.1.3	2011 Omnibus Incentive Plan as filed with the Securities and Exchange Commission on April 1, 2011.

10.1.4	Form of Restricted Stock Award Agreement from Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1.4 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2011 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 8, 2011).

10.2	2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046)as filed with the Securities and Exchange Commission on September 23, 2003).[t]

10.2.1	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.2.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).[t]

10.2.2	Non-Employee Director Restricted Stock Plan as filed with the Securities and Exchange Commission on April 1, 2011.

10.2.3	Form of Restricted Stock Award Agreement from Non-Employee Director Restricted Stock Plan as filed with the Securities and Exchange Commission on April 1, 2011.

10.3	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

10.4	Conn’s 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

10.5	Amended and Restated Loan and Security Agreement dated November 30, 2010, by and among Conn’s, Inc. and the Borrowers thereunder, the Lenders party thereto, Bank of America, N.A., a national banking association, as Administrative Agent and Collateral Agent for the Lenders, JPMorgan Chase Bank, National Association, as Co-Syndication Agent, Joint Book Runner and Co-Lead Arranger for the Lenders, Wells Fargo Preferred Capital, Inc., as Co-Syndication Agent for the Lenders, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book Runner and Co-Lead Arranger for the Lenders, Capital One, N.A., as Co-Documentation Agent for the Lenders, and Regions Business Capital, a division of Regions Bank, as Co-Documentation Agent for the Lenders incorporated herein by reference to Exhibit 10.9.4 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 2, 2010).

10.5.1	Amended and Restated Security Agreement dated November 30, 2010, by and among Conn’s, Inc. and the Existing Grantors thereunder, and Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein by reference to Exhibit 10.9.6 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 2, 2010).

10.5.2	Amended and Restated Continuing Guaranty dated as of November 30, 2010, by Conn’s, Inc. and the Existing Guarantors thereunder, in favor of Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein by reference to Exhibit 10.9.7 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2010 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 2, 2010).

10.5.3	First Amendment to Amended and Restated Security Agreement dated July 28, 2011, by and among Conn’s, Inc. and the Existing Grantors thereunder, and Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein by reference to Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 11, 2011).

10.6	Non-Executive Employment Agreement between Conn’s, Inc. and Thomas J. Frank, Sr., approved by the Board of Directors June 19, 2009 (incorporated herein by reference to Exhibit 10.14.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended October 31, 2009 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 27, 2009).[t]

10.7	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn’s, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).[t]

10.8	Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Form 8-K (file no. 000-50421) filed with the Securities and Exchange Commission on June 2, 2005).[t]

10.9	Executive Severance Agreement between Conn’s, Inc. and Michael J. Poppe, approved by the Board of Directors August 31, 2011 (incorporated herein by reference to Exhibit 10.9 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2011 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 8, 2011).

10.10	Executive Severance Agreement between Conn’s, Inc. and David W. Trahan, approved by the Board of Directors August 31, 2011 (incorporated herein by reference to Exhibit 10.10 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2011 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 8, 2011).

10.11	Executive Severance Agreement between Conn’s, Inc. and Reymundo de la Fuente, approved by the Board of Directors August 31, 2011 (incorporated herein by reference to Exhibit 10.11 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2011 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 8, 2011).

10.12	Executive Severance Agreement between Conn’s, Inc. and Theodore M. Wright, approved by the Board of Directors December 05, 2011 (incorporated herein by reference to Exhibit 10.12 to Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on December 8, 2011).

10.12.1	Incentive Compensation Award Agreement between Conn’s, Inc. and Theodore M. Wright, approved by the Board of Directors May 30, 2012 (filed herewith).

10.13	Executive Severance Agreement between Conn’s, Inc. and Brian E. Taylor, approved by the Board of Directors April 23, 2012 (incorporated herein by reference to Exhibit 10.13 to Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on April 23, 2012).

10.14	Base Indenture dated April 30, 2012, by and between Conn’s Receivables Funding I, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (filed herewith).

10.15	Series 2012-A Supplement dated April 30, 2012, by and between Conn’s Receivable Funding I, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (filed herewith).

10.16	Servicing Agreement dated April 30, 2012, by and among Conn’s Receivables Funding I, LP, as Issuer, Conn Appliances, Inc., as Servicer, and Wells Fargo Bank, National Association, as Trustee (filed herewith).

11.1	Statement re: computation of earnings per share is included under Note 1 to the financial statements.

12.1	Statement of computation of Ratio of Earnings to Fixed Charges (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2013, filed with the SEC on June 5, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at April 30, 2012 and January 31, 2012 and, (ii) the consolidated statements of earnings for the three months ended April 30, 2012 and 2011, (iii) the consolidated statements of cash flows for three months ended April 30, 2012 and 2011, (iv) the consolidated statements of changes in shareholders’ equity for the three months ended April 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

[t]	Management contract or compensatory plan or arrangement.