Form 10-Q
period 2012-07-31
CONNS INC
filed 2012-09-06
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012	Commission File Number 000-50421

CONN'S, INC.
(Exact name of registrant as specified in its charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4055 Technology Forest Blvd., Suite 210
The Woodlands, Texas 77381
(936) 230-5899
(Address, including zip code, and telephone
number, including area code, of registrant's
principal executive offices)

3295 College Street
Beaumont, Texas 77701
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2012:

Class	Outstanding
Common stock, $.01 par value per share	32,588,907

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	July 31,	January 31,
Assets	2012	2012
Current assets
Cash and cash equivalents	$5,195	$6,265
Customer accounts receivable, net of allowance of $26,962 and $28,979, respectively (includes balance of VIE of $49,779 at July 31, 2012)	329,989	316,385
Other accounts receivable, net of allowance of $55 and $54, respectively	35,159	38,715
Inventories	70,165	62,540
Deferred income taxes	14,534	17,111
Federal income taxes recoverable	3,725	5,256
Prepaid expenses and other assets (includes balance of VIE of $8,292 at July 31, 2012)	14,364	6,286
Total current assets	473,131	452,558

Long-term portion of customer accounts receivable, net of allowance of $23,022 and $24,999, respectively (includes balance of VIE of $42,505 at July 31, 2012)	281,767	272,938
Property and equipment
Land	7,850	7,264
Buildings	10,838	10,455
Equipment and fixtures	26,574	24,787
Transportation equipment	839	1,468
Leasehold improvements	92,190	83,969
Subtotal	138,291	127,943
Less accumulated depreciation	(93,432)	(89,459)
Property and equipment, net	44,859	38,484
Deferred income taxes	9,624	9,754
Other assets	9,951	9,564
Total assets	$819,332	$783,298

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt (includes balance of VIE of $75,754 at July 31, 2012)	$76,408	$726
Accounts payable	65,309	44,711
Accrued compensation and related expenses	6,462	7,213
Accrued expenses	20,315	24,030
Income taxes payable	1,374	2,028
Deferred revenues and allowances	15,443	15,966
Total current liabilities	185,311	94,674
Long-term debt	238,895	320,978
Other long-term liabilities	12,859	14,275
Commitments and contingencies
Stockholders’ equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value, 50,000,000 and 40,000,000 shares authorized at July 31, 2012 and January 31, 2012, respectively; 32,582,908 and 32,139,524 shares issued at July 31, 2012 and January 31, 2012, respectively)	325	321
Additional paid-in capital	141,728	136,006
Accumulated other comprehensive loss	(285)	(293)
Retained earnings	240,499	217,337
Total stockholders’ equity	382,267	353,371
Total liabilities and stockholders' equity	$819,332	$783,298

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Revenues
Product sales	$156,026	$138,231	$308,141	$282,510
Repair service agreement commissions, net	12,355	9,945	23,747	18,847
Service revenues	3,274	3,811	6,704	7,700
Total net sales	171,655	151,987	338,592	309,057
Finance charges and other	35,781	35,039	69,695	69,951
Total revenues	207,436	187,026	408,287	379,008
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	110,910	105,477	219,353	211,930
Cost of service parts sold, including warehousing and occupancy costs	1,441	1,596	2,991	3,326
Selling, general and administrative expense	59,381	56,174	119,037	115,619
Provision for bad debts	12,204	7,151	21,389	16,715
Store closing and relocation costs	346	3,658	509	3,658
Total cost and expenses	184,282	174,056	363,279	351,248
Operating income	23,154	12,970	45,008	27,760
Interest expense	4,874	7,004	8,633	14,560
Loss from early extinguishment of debt	-	11,056	-	11,056
Other (income) expense, net	(6)	34	(102)	86
Income (loss) before income taxes	18,286	(5,124)	36,477	2,058
Provision (benefit) for income taxes	6,680	(2,022)	13,315	759
Net income (loss)	$11,606	$(3,102)	$23,162	$1,299

Earnings (loss) per share:
Basic	$0.36	$(0.10)	$0.72	$0.04
Diluted	$0.35	$(0.10)	$0.70	$0.04
Average common shares outstanding:
Basic	32,404	31,808	32,304	31,788
Diluted	33,119	31,808	33,017	31,897

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011

Net income (loss)	$11,606	$(3,102)	$23,162	$1,299

Change in fair value of hedges	(31)	37	12	110
Impact of (provision) benefit for income taxes on comprehensive income	11	(13)	(4)	(39)

Comprehensive income (loss)	$11,586	$(3,078)	$23,170	$1,370

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended July 31, 2012 and 2011
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 31, 2012	32,140	$321	$136,006	$(293)	$217,337	$353,371
Exercise of stock options, net of tax	326	3	4,274	-	-	4,277
Issuance of common stock under Employee Stock Purchase Plan	14	-	163	-	-	163
Vesting of restricted stock units	103	1	-	-	-	1
Stock-based compensation	-	-	1,285	-	-	1,285
Net income	-	-	-	-	23,162	23,162
Change in fair value of hedges, net of tax of $4	-	-	-	8	-	8
Balance at July 31, 2012	32,583	$325	$141,728	$(285)	$240,499	$382,267

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Total
Balance at January 31, 2011	33,488	$335	$131,590	$(71)	$263,262	(1,723)	$(37,071)	$358,045
Exercise of stock options, net of tax	99	1	720	-	-	-	-	721
Issuance of common stock under Employee Stock Purchase Plan	14	-	54	-	-	-	-	54
Stock-based compensation	-	-	1,056	-	-	-	-	1,056
Treasury shares cancelled	(1,723)	(17)	-	-	(37,054)	1,723	37,071	-
Net income	-	-	-	-	1,299	-	-	1,299
Change in fair value of hedges, net of tax of $39	-	-	-	71	-	-	-	71
Balance at July 31, 2011	31,878	$319	$133,420	$-	$227,507	-	$-	$361,246

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended July 31,
	2012	2011
Cash flows from operating activities
Net income	$23,162	$1,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,596	5,604
Amortization	2,329	2,791
Provision for bad debts and uncollectible interest	25,907	19,862
Stock-based compensation	1,285	1,056
Excess tax benefits from stock-based compensation	(472)	-
Store closing costs	163	3,658
Loss from early extinguishment of debt	-	11,056
Provision for deferred income taxes	2,692	3,869
Gain on sale of property and equipment	(104)	(12)
Discounts and accretion on promotional credit	(162)	(835)
Change in operating assets and liabilities:
Customer accounts receivable	(47,776)	47,006
Inventory	(7,624)	5,274
Accounts payable	20,597	(7,357)
Accrued expenses	(5,997)	(4,469)
Income taxes payable	886	(1,998)
Other	2,511	(1,028)
Net cash provided by operating activities	21,993	85,776
Cash flows from investing activities
Purchase of property and equipment	(11,217)	(1,338)
Proceeds from sale of property and equipment	350	-
Net cash used in investing activities	(10,867)	(1,338)
Cash flows from financing activities
Proceeds from issuance of asset-backed notes, net of original issue discount	103,025	-
Payments on asset-backed notes	(27,444)	-
Change in restricted cash	(8,292)	-
Borrowings under lines of credit	94,745	146,939
Payments on lines of credit	(176,495)	(135,234)
Payments on promissory notes	(405)	(83)
Payment of term loan	-	(100,000)
Proceeds from real estate note	-	8,000
Payment of prepayment premium	-	(4,830)
Payment of debt issuance costs	(2,243)	(2,702)
Net proceeds from stock issued under employee benefit plans, including tax benefit	4,441	775
Excess tax benefits from stock-based compensation	472	-
Net cash used in financing activities	(12,196)	(87,135)
Net change in cash	(1,070)	(2,697)
Cash and cash equivalents
Beginning of period	6,265	10,977
End of period	$5,195	$8,280

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements of Conn’s, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise described herein. The Company’s business is somewhat seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31, due primarily to the holiday selling season. Operating results for the six-month period ended July 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012, filed with the Securities and Exchange Commission on April 12, 2012.

The Company’s balance sheet at January 31, 2012, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for a complete financial presentation. Please review the Company’s Annual Report on Form 10-K for a complete presentation of the audited financial statements for the fiscal year ended January 31, 2012, together with all required footnotes, and for a complete presentation and explanation of the components and presentations of the financial statements.

Principles of Consolidation. The consolidated financial statements include the accounts of Conn’s, Inc. and its wholly-owned subsidiaries, including a bankruptcy-remote, variable-interest entity (“VIE”) further discussed below. Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In April of 2012, the Company transferred certain customer receivables to a VIE in connection with a securitization. The VIE issued debt secured by the customer receivables that were transferred to it, which are included in customer accounts receivable and long-term portion of customer accounts receivable on the consolidated balance sheet.

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

	Three Months Ended July 31,
(in thousands)	2012	2011

Weighted average common shares outstanding - Basic	32,404	31,808
Assumed exercise of stock options	611	-
Unvested restricted stock units	104	-
Weighted average common shares outstanding - Diluted	33,119	31,808

	Six Months Ended July 31,
	2012	2011

Weighted average common shares outstanding - Basic	32,304	31,788
Assumed exercise of stock options	596	93
Unvested restricted stock units	117	16
Weighted average common shares outstanding - Diluted	33,017	31,897

The weighted average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 1.0 million and 2.3 million for each of the three months ended July 31, 2012 and 2011, respectively, and 1.2 million and 2.4 million for each of the six months ended July 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a discounted cash flow analysis, approximates their carrying amount. The fair value of the Company’s debt approximates carrying value due to the recent date of issuance on the VIE’s asset-backed notes and the anticipated rate at which the Company could obtain comparable financing to its current asset-based revolving credit facility. The Company’s interest rate cap options are presented on the balance sheet at fair value. Fair value of these instruments were determined using Level 2 inputs of the GAAP hierarchy, which are defined as inputs not quoted in active markets, but are either directly or indirectly observable.

2.	Charges

The Company recorded the following charges during the first six months of fiscal years 2013 and 2012:

Fiscal year 2013:

Second quarter:

•
The Company is relocating certain of its corporate operations from Beaumont to The Woodlands, Texas in the third quarter of fiscal year 2013. The Company incurred $346 thousand in pre-tax costs ($224 thousand after-tax) in connection with the relocation. This amount is reported within the retail segment and classified in store closing and relocation costs in the consolidated statement of operations.

First quarter:

•
The Company accrued the lease buyout costs related to one of its store closures and revised its estimate of future obligations related to its other closed stores. This resulted in a pre-tax charge of $163 thousand ($106 thousand after-tax). This amount is reported within the retail segment and classified in store closing and relocation costs in the consolidated statement of operations.

Fiscal year 2012:

Second quarter:

•
The Company closed three underperforming retail locations and recorded a pre-tax charge of $3,658 thousand ($2,230 thousand after-tax) related primarily to future lease obligations. This amount is reported within the retail segment and classified in store closing and relocation costs in the consolidated statement of operations.

•
The Company recorded a pre-tax charge of $11,056 thousand ($6,735 thousand after-tax) in connection with the prepayment of an existing term loan. This amount is reported within the credit segment and classified in loss from early extinguishment of debt in the consolidated statement of operations.

First quarter:

•
The Company recorded a pre-tax charge of $813 thousand ($513 thousand after-tax) associated with employee severance costs. On a pre-tax basis, $407 thousand is reported within the retail segment and the balance is reported in the credit segment and is classified in selling, general and administrative expenses in the consolidated statement of operations.

3.	Supplemental Disclosure of Customer Receivables

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

As part of its efforts in mitigating losses on its accounts receivable, the Company may make loan modifications to a borrower experiencing financial difficulty that are intended to maximize the net cash flow after expenses, and avoid the need for repossession of collateral. The Company may extend the loan term, refinance or otherwise re-age an account.  In the quarter ended October 31, 2011, the Company adopted new accounting guidance that provides clarification on whether a debtor is experiencing financial difficulties and whether a concession has been granted to the debtor for purposes of determining if a loan modification constitutes a Troubled Debt Restructuring (“TDR”).  The adoption was applied retrospectively to its loan restructurings after January 31, 2011. The Company defines TDR accounts that originated subsequent to January 31, 2011 as accounts that have been re-aged cumulatively in excess of three months or refinanced. For accounts originating prior to January 31, 2011, if the cumulative re-aging exceeds three months and the accounts were re-aged subsequent to January 31, 2011, the account is considered a TDR.

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

The Company segregates the population of accounts within its receivables portfolio into two classes – those with origination credit scores less than 575 and those with origination scores equal to or greater than 575. The Company uses credit scoring criteria to differentiate underwriting requirements, potentially requiring differing down payment and initial application and documentation criteria. The following tables present quantitative information about the receivables portfolio managed by the Company, segregated by class:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
	July 31,	January 31,	July 31,	January 31,	July 31,	January 31,
(in thousands)	2012	2012	2012	2012	2012	2012
Customer accounts receivable:
>= 575 credit score at origination	$512,468	$479,301	$25,287	$23,424	$25,162	$26,005
< 575 credit score at origination	113,420	115,128	10,371	11,278	10,062	14,033
	625,888	594,429	35,658	34,702	35,224	40,038
Restructured accounts (2):
>= 575 credit score at origination	21,633	27,760	8,260	11,428	21,617	27,749
< 575 credit score at origination	14,219	21,112	5,819	9,060	14,128	21,076
	35,852	48,872	14,079	20,488	35,745	48,825
Total receivables managed	661,740	643,301	$49,737	$55,190	$70,969	$88,863

Allowance for uncollectible accounts related to the credit portfolio	(44,006)	(49,904)
Allowance for promotional credit programs	(5,978)	(4,074)
Current portion of customer accounts receivable, net	(329,989)	(316,385)
Long-term customer accounts receivable, net	$281,767	$272,938

(1)
Amounts are based on end of period balances. As an account can become past due after having been re-aged, accounts may be presented in both the past due and re-aged columns shown above. The amounts included within both the past due and re-aged columns shown above as of July 31, 2012 and January 31, 2012 were $22.7 million and $32.5 million, respectively. The total amount of customer receivables past due one day or greater was $157.8 million and $152.4 million as of July 31, 2012 and January 31, 2012, respectively. These amounts include the 60 days past due totals shown above.

(2)
In addition to the amounts included in restructured accounts, there are $3.4 million and $7.9 million, respectively, of accounts re-aged four or more months, included in the re-aged balance above, that did not qualify as TDRs as of July 31, 2012 and January 31, 2012, respectively, because they were not re-aged subsequent to January 31, 2011.

	Three Months Ended July 31,				Six Months Ended July 31, 2012
	Average Balances		Net Credit Charge-offs (3)		Average Balances		Net Credit Charge-offs (3)
(in thousands)	2012	2011	2012	2011	2012	2011	2012	2011
Customer accounts receivable:
>= 575 credit score at origination	$496,476	$426,095	$5,450	$6,886	$487,133	$452,562	$10,256	$12,585
< 575 credit score at origination	112,777	146,756	2,939	5,807	113,166	150,083	5,676	10,338
	609,253	572,851	8,389	12,693	$600,299	$602,645	15,932	22,923
Restructured accounts:
>= 575 credit score at origination	22,503	21,082	2,932	1,655	24,224	15,018	6,096	2,074
< 575 credit score at origination	15,398	19,422	2,308	1,613	17,242	13,615	5,130	1,972
	37,901	40,504	5,240	3,268	$41,466	$28,633	11,226	4,046
Total receivables managed	$647,154	$613,355	$13,629	$15,961	$641,765	$631,278	$27,158	$26,969

(3)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest) net of recoveries which include principal collections during the period shown of previously charged-off balances.

Following is the activity in the Company’s balance in the allowance for doubtful accounts and uncollectible interest for customer receivables for the six months ended July 31, 2012 and 2011:

	Six Months Ended July 31, 2012
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Six Months Ended July 31, 2011
Allowance at beginning of period	$24,518	$25,386	$49,904	$44,015
Provision (a)	20,491	5,416	25,907	19,862
Principal charge-offs (b)	(17,316)	(12,202)	(29,518)	(28,639)
Interest charge-offs	(2,726)	(1,921)	(4,647)	(5,173)
Recoveries (b)	1,386	974	2,360	1,670
Allowance at end of period	$26,353	$17,653	$44,006	$31,735

(a)	Includes provision for uncollectible interest, which is included in finance charges and other.
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

The Company typically only places accounts in non-accrual status when legally required to do so. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. The amount of customer receivables carried on the Company’s balance sheet that were in non-accrual status was $8.2 million and $9.8 million at July 31, 2012 and January 31, 2012, respectively. The amount of customer receivables carried on the Company’s consolidated balance sheet that were past due 90 days or more and still accruing interest was $36.0 million and $39.5 million at July 31, 2012 and January 31, 2012, respectively.

4.	Supplemental Disclosure of Finance Charges and Other Revenue

The following is a summary of the classification of the amounts included as finance charges and other for the three and six months ended July 31, 2012 and 2011:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2012	2011	2012	2011
Interest income and fees on customer receivables	$29,817	$29,661	$58,457	$60,292
Insurance commissions	5,688	4,985	10,722	9,041
Other	276	393	516	618
Finance charges and other	$35,781	$35,039	$69,695	$69,951

The amount included in interest income and fees on customer receivables related to TDR accounts was $1.0 million for each of the three–month periods ended July 31, 2012 and 2011, and $2.2 million and $1.4 million for each of the six-month periods ended July 31, 2012 and 2011, respectively. The Company recognizes interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows.

5.	Accrual for Store Closures

During the fiscal year ended January 31, 2012, the Company closed 11 retail locations that did not perform at the level the Company expects for mature store locations. As a result of the closure of eight stores with unexpired leases, the Company recorded an accrual in fiscal 2012 for the present value of remaining lease obligations and anticipated ancillary occupancy costs, net of estimated sublease income. Revisions to these projections for changes in estimated marketing times or sublease rates will be made to the obligation as further information related to the actual terms and costs become available. The estimate was calculated using Level 2 fair value inputs as defined by the GAAP fair value hierarchy. The changes in the liability recorded for store closures for the six months ended July 31, 2012 were as follows:

(in thousands)
Balance at January 31, 2012	$8,106
Accrual for closure	450
Change in estimate	(287)
Cash payments	(2,187)
Balance at July 31, 2012	$6,082

The change in estimate results from the favorable impact of the termination of a lease and is partially offset by changes in sublet assumptions for certain locations and accretion of the present value of the expected future rental payments. The cash payments include payments made for facility rent and related costs.

6.	Debt and Letters of Credit

The Company’s long-term debt consisted of the following at the period ended:

	July 31,	January 31,
(in thousands)	2012	2012
Asset-based revolving credit facility	$231,500	$313,250
Asset-backed notes, net of discount of $481	75,754	-
Real estate loan	7,613	7,826
Other long-term debt	436	628
Total debt	315,303	321,704
Less current portion of debt	76,408	726
Long-term debt	$238,895	$320,978

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

On April 30, 2012, the Company’s VIE issued $103.7 million of asset-backed notes which bear interest at 4.0% and were sold at a discount to deliver a 5.21% yield, before considering transaction costs. The principal balance of the notes, which are secured by certain customer receivables, is reduced on a monthly basis by collections on the underlying customer receivables after the payment of interest and other expenses of the VIE. While the final maturity for the notes is April 2016, the Company currently expects to repay any outstanding note balance in April 2013 and, therefore, has classified the outstanding principal within the current portion of long-term debt. Additionally, the notes include a prepayment incentive fee whereby if the notes are not repaid by the expected final principal payment date of April 15, 2013, the VIE will be required to pay, in addition to accrued interest on the notes, a monthly fee equal to an annual rate of 8.5% times the outstanding principal balance. The VIE’s borrowing agreement contains certain covenants, including the maintenance of a minimum net worth for the VIE. The VIE’s debt is secured by the customer accounts receivable that were transferred to it, which are included in customer accounts receivable and long-term portion of customer accounts receivable on the consolidated balance sheet. At July 31, 2012, the VIE held cash of $8.3 million from collections on underlying customer receivables which is classified within prepaid expenses and other assets on the consolidated balance sheet. The investors and the securitization trustee have no recourse to the Company’s other assets for failure of the VIE to pay the notes when due or any other of its obligations. Additionally, the VIE’s assets are not available to satisfy the Company’s obligations. The Company’s interests in the VIE are subordinate to the investors’ interests, and would not be paid if the VIE is unable to repay the amounts due. The ultimate realization of the Company’s interest is subject to credit, prepayment, and interest rate risks on the transferred financial assets. Net proceeds from the offering were used to repay borrowings under the Company’s asset-based revolving credit facility.

The Company was in compliance with its debt covenants at July 31, 2012.

As of July 31, 2012, the Company had immediately available borrowing capacity of approximately $135.7 million under its asset-based revolving credit facility, net of standby letters of credit issued, for general corporate purposes. The Company also had $78.6 million that may become available under its asset-based revolving credit facility if it grows the balance of eligible customer receivables and its total eligible inventory balances.

The Company’s asset-based revolving credit facility provides it the ability to utilize letters of credit to secure its deductibles under the Company’s property and casualty insurance programs and its obligations to remit payments collected as servicer of the VIE’s receivables, among other acceptable uses. At July 31, 2012, the Company had outstanding letters of credit of $4.3 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $4.3 million as of July 31, 2012.

7.	Contingencies

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

8.	Segment Reporting

Financial information by segment is presented in the following tables for the three and six months ended July 31, 2012 and 2011:

	Three Months Ended July 31, 2012			Three Months Ended July 31, 2011
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$156,026	$-	$156,026	$138,231	$-	$138,231
Repair service agreement commissions, net	12,355	-	12,355	9,945	-	9,945
Service revenues	3,274	-	3,274	3,811	-	3,811
Total net sales	171,655	-	171,655	151,987	-	151,987
Finance charges and other	276	35,505	35,781	393	34,646	35,039
Total revenues	171,931	35,505	207,436	152,380	34,646	187,026
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	110,910	-	110,910	105,477	-	105,477
Cost of service parts sold, including warehousing and occupancy cost	1,441	-	1,441	1,596	-	1,596
Selling, general and administrative expense (a)	46,508	12,873	59,381	42,008	14,166	56,174
Provision for bad debts	189	12,015	12,204	191	6,960	7,151
Store closing and relocation costs	346	-	346	3,658	-	3,658
Total cost and expense	159,394	24,888	184,282	152,930	21,126	174,056
Operating income (loss)	12,537	10,617	23,154	(550)	13,520	12,970
Interest expense, net	-	4,874	4,874	-	7,004	7,004
Loss from early extinguishment of debt	-	-	-	-	11,056	11,056
Other (income) expense, net	(6)	-	(6)	34	-	34
Income (loss) before income taxes	$12,543	$5,743	$18,286	$(584)	$(4,540)	$(5,124)

	Six Months Ended July 31, 2012			Six Months Ended July 31, 2011
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$308,141	$-	$308,141	$282,510	$-	$282,510
Repair service agreement commissions, net	23,747	-	23,747	18,847	-	18,847
Service revenues	6,704	-	6,704	7,700	-	7,700
Total net sales	338,592	-	338,592	309,057	-	309,057
Finance charges and other	517	69,178	69,695	618	69,333	69,951
Total revenues	339,109	69,178	408,287	309,675	69,333	379,008
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	219,353	-	219,353	211,930	-	211,930
Cost of service parts sold, including warehousing and occupancy cost	2,991	-	2,991	3,326	-	3,326
Selling, general and administrative expense (a)	92,557	26,480	119,037	86,113	29,506	115,619
Provision for bad debts	401	20,988	21,389	334	16,381	16,715
Store closing and relocation costs	509	-	509	3,658	-	3,658
Total cost and expense	315,811	47,468	363,279	305,361	45,887	351,248
Operating income	23,298	21,710	45,008	4,314	23,446	27,760
Interest expense, net	-	8,633	8,633	-	14,560	14,560
Loss from early extinguishment of debt	-	-	-	-	11,056	11,056
Other (income) expense, net	(102)	-	(102)	86	-	86
Income (loss) before income taxes	$23,400	$13,077	$36,477	$4,228	$(2,170)	$2,058

(a)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $2.0 million for the three months ended July 31, 2012 and 2011, and approximately $4.2 million and $4.3 million for the six months ended July 31, 2012 and 2011, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $4.0 million and $3.8 million for the three months ended July 31, 2012 and 2011, respectively, and approximately $8.0 million and $7.9 million for the six months ended July 31, 2012 and 2011, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives.  Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to continue existing or offer new customer financing programs; changes in the delinquency status of our credit portfolio; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores and the update of existing stores; technological and market developments, and sales trends for our major product offerings; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets; and the other risks detailed from time-to-time in our United States Securities and Exchange Commission (“SEC”) reports, including but not limited to, our Annual Report on Form 10-K for our fiscal year ended January 31, 2012.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

General

We are a specialty retailer of durable consumer products, and we also provide credit to support our customers’ purchases of the products that we offer. We derive our revenue from two primary sources: retail sales and delivery of consumer goods, including sales of third-party repair service agreements; and our in-house customer credit program, including sales of credit insurance products. We operate a highly integrated and scalable business through our retail stores and our website, providing our customers with a broad range of brand name products, in-house and third-party financing options, next day delivery capabilities, and product repair service through well-trained and knowledgeable sales, credit and service personnel.

We currently operate 65 retail locations in Texas, Louisiana and Oklahoma. The Company’s primary product categories include:

•	Home appliance, including refrigerators, freezers, washers, dryers, dishwashers, ranges and room air conditioners;
•	Furniture and mattress, including furniture for the living room, dining room, bedroom and related accessories and mattresses;
•	Consumer electronic, including LCD, LED, 3-D, plasma and DLP televisions, camcorders, digital cameras, Blu-ray players, video game equipment, portable audio and home theater products; and
•	Home office, including desktop and notebook computers, tablets, printers and computer accessories.

Additionally, we offer a variety of products on a seasonal basis, including lawn and garden equipment, and continue to introduce additional product categories for the home to respond to customers product needs and to increase same store sales. We require our sales associates to be knowledgeable of all of our products.

Our business is moderately seasonal, with a greater share of our revenues, operating and net income historically realized during the quarter ending January 31, due primarily to the holiday selling season.

Unlike many of our competitors, we provide flexible in-house credit options for our customers. In the last three years, we financed, on average, approximately 61% of our retail sales through our internal credit programs. We offer our customers an interest-bearing installment financing program and, at times, we offer promotional credit programs to certain of our customers that provide for “same as cash” or deferred interest interest-free periods of varying terms, generally three, six and 12 months, and require monthly payments beginning in the month after the sale. In addition to our own credit programs, we use third-party financing programs, including a Conn’s-branded revolving charge card and non-interest bearing financing with terms greater than 12 months, for purchases made by our customers. We also use a third-party provider to offer a rent-to-own payment option to our customers.

The following tables present, for comparison purposes, information about our credit portfolios (dollars in thousands, except average outstanding customer balance).

	Six Months Ended
	July 31,
	2012	2011
Total outstanding balance (period end)	$661,740	$599,706
Percent of total outstanding balances represented by balances over 36 months old (period end) (1)	1.4%	3.0%
Percent of total outstanding balances represented by balances over 48 months old (period end) (1)	0.3%	0.7%
Average outstanding customer balance	$1,436	$1,267
Number of active accounts (period end)	460,675	473,386
Account balances 60+ days past due (period end) (2)	$49,763	$36,706
Percent of balances 60+ days past due to total outstanding balance (period end)	7.5%	6.1%
Total account balances reaged (period end) (2)	$70,969	$103,173
Percent of re-aged balances to total outstanding balance (period end)	10.7%	17.2%
Account balances re-aged more than six months (period end)	$21,475	$48,802
Weighted average credit score of outstanding balances	602	594
Total applications processed	366,419	349,069
Weighted average origination credit score of sales financed	615	626
Total applications approved	58.9%	56.2%
Average down payment	3.7%	6.9%
Average total outstanding balance	$641,765	$631,278
Bad debt charge-offs (net of recoveries) (3)	$27,158	$26,969
Percent of bad debt charge-offs (net of recoveries) to average outstanding balance, annualized (3)	8.5%	8.5%
Percent of total bad debt allowance to total outstanding customer receivable balance (period end)	6.7%	5.3%
Percent of total outstanding balance represented by promotional receivables (period end)	21.0%	9.2%
Weighted average monthly payment rate (4)	5.7%	5.9%
Percent of retail sales paid for by:
Third-party financing	14.2%	10.0%
In-house financing, including down payment received	68.1%	55.7%
Third-party rent-to-own options	3.5%	3.9%
Total	85.8%	69.6%

(1)	Includes installment accounts only. Balances included in over 48 months old totals are also included in balances over 36 months old totals.
(2)
Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts. Re-aged portfolio data was adjusted to include certain refinanced account balances not previously included.

(3)	On July 31, 2011, we revised our charge-off policy to require an account that is delinquent more than 209 days at month end to be charged-off.
(4)	Rolling average of gross cash payments as a percentage of gross principal balances outstanding at the beginning of each month in the period.

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

	Cumulative loss rate as a % of balance originated (a)
Fiscal Year	Years from origination
of Origination	0	1	2	3	4	5	6	Terminal (b)
2005	0.3%	1.7%	3.4%	4.3%	4.7%	4.9%	5.0%	5.0%
2006	0.3%	1.9%	3.6%	4.8%	5.4%	5.7%	5.7%	5.7%
2007	0.2%	1.7%	3.5%	4.6%	5.4%	5.6%	5.6%
2008	0.2%	1.8%	3.6%	5.0%	5.7%	5.8%
2009	0.2%	2.0%	4.6%	6.0%	6.5%
2010	0.2%	2.4%	4.5%	5.5%
2011	0.4%	2.6%	4.2%
2012	0.2%	1.1%

(a)
The most recent percentages in years from origination 1 through 6 include loss data through July 31, 2012, and are not comparable to prior fiscal year accumulated net charge-off percentages in the same column.

(b)	The terminal loss percentage presented represents the point at which that pool of loans has reached its maximum loss rate.

Segment Overview

This narrative provides an overview of our segment operations for the three and six months ended July 31, 2012.  A detailed explanation of the changes in our operations for the comparative periods is included under Results of Operations.

Retail Segment Review

•
Revenues rose $19.6 million, or 12.8%, to $171.9 million in the current quarter, from the comparable prior-year period. Same store revenues for the three months ended July 31, 2012 increased 21.5% over the same period last year. The increase in revenues during the quarter was driven by higher average selling prices in the major product categories, improved and expanded product selection in the furniture and mattress category and retention of a portion of the unit volume from closed stores. Reported revenues during the current quarter also reflects the benefit of the opening of a Conn’s Home Plus store in Waco, Texas in mid-June and the completion of four store remodels. This growth in sales was partially offset by store closures. Revenues for the six months ended July 31, 2012 increased by 9.5% over the prior-year period, driven by same store sales growth of 19.6%;

•
Retail gross margin was 34.1% in the current-year quarter compared to 28.8% in the prior year. Margin expansion was reported within each of the major product categories.  Additionally, results were favorably influenced by sales mix, with the 50% increase in higher-margin, furniture and mattress sales outpacing the overall growth realized in the other product categories. The broad margin improvement across all categories was driven by the exit of low price point, low margin products and continued focus on sourcing opportunities. Retail gross margin for the six-month period increased from 28.8% in the prior-year period to 33.9% in the current quarter reflecting a favorable shift in product mix and margin expansion in each of the product categories; and

•
Selling, general and administrative (“SG&A”) expense increased by $4.5 million, but declined 50 basis points as a percent of segment revenues to 27.1% for the quarter ended July 31, 2012 as compared to 27.6% for the quarter ended July 31, 2011. The SG&A expense increase was primarily due to higher sales-driven compensation costs and advertising expenses, partially offset by a reduction in depreciation and facility-related expenses. SG&A for the six months ended July 31, 2012 increased by $6.4 million from the prior-year period but declined 50 basis points as a percentage of revenue reflecting the leveraging effect of higher total revenues.

Credit Segment Review

•
Total revenues for the three months ended July 31, 2012 increased by $0.9 million, as compared to the prior year. The impact of year-over-year growth in the average balance of the portfolio was offset by a decline in portfolio interest and fee yield reflecting a higher proportion of short-term promotional receivables relative to the total portfolio balance outstanding and a higher provision for uncollectible interest related to charge-offs. Total revenues for the six-month period decreased by $0.2 million from the prior-year period, driven by the reduction in portfolio yield due to the increased proportion of short-term promotional receivables;

•
SG&A expense for the credit segment declined $1.3 million, primarily due to reduced compensation and related expenses. We reduced staffing in the credit segment as we continue to refine our collection strategy to balance compensation expense and provision for bad debts. Credit segment SG&A expense as a percent of revenues was 36.3% for the three months ended July 31, 2012 versus 40.9% in the prior year. For the six-month period, credit segment SG&A decreased by $3.0 million due to reduced compensation and related expenses;

•
The provision for bad debts increased by $5.1 million over the prior-year period, driven by a 46% increase in originations under the Conn's credit portfolio compared to the prior-year period and the impact of our implementation of stricter re-aging and charge-off policies in the second and third quarters of fiscal 2012. The provision for bad debts increased by $4.6 million for the six-month period also due to the effect of increased receivable originations compared to the prior-year period and the re-age and charge-off policy modifications; and

•
Net interest expense decreased in the three months ended July 31, 2012 by $2.1 million from the prior-year period attributable to a reduction in the effective interest rate on outstanding borrowings and a decline in outstanding debt. For the six months ended July 31, 2012, net interest expense declined by $5.9 million due to the decline in interest rate and borrowings outstanding.

Operational changes and outlook

We have implemented, continued to focus on or modified operating initiatives that we believe should positively impact future results, including:

•
Opening expanded Conn’s Home Plus stores in new markets. We opened one new store in Waco, Texas in June of 2012 and plan to open five additional stores over the balance of fiscal year 2013 - four in new markets;

•	Remodeling existing stores to improve our customers shopping experience and expand our product offering of higher-margin furniture and mattresses;

•	The exit of lower-price, lower-margin products to improve operating performance;

•
Reviewing our existing store locations to ensure the customer demographics and retail sales opportunity are sufficient to achieve our store performance expectations, and selectively closing or relocating stores to achieve those goals.  In this regard, we closed 11 retail locations in fiscal 2012 that did not perform at the level we expect for mature store locations and closed one additional store in May 2012;

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

Results of Operations

The following table sets forth certain statement of operations information as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Revenues
Product sales	75.2%	73.9%	75.5%	74.5%
Repair service agreement commissions, net	6.0	5.3	5.8	5.0
Service revenues	1.6	2.1	1.6	2.0
Total net sales	82.8	81.3	82.9	81.5
Finance charges and other	17.2	18.7	17.1	18.5
Total revenues	100.0	100.0	100.0	100.0
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	53.4	56.4	53.7	55.9
Cost of service parts sold, including warehousing and occupancy cost	0.7	0.9	0.7	0.9
Selling, general, administrative expense	28.6	30.0	29.2	30.5
Provision for bad debts	5.9	3.8	5.3	4.4
Store closing and relocation costs	0.2	2.0	0.1	1.0
Total cost and expenses	88.8	93.1	89.0	92.7
Operating income	11.2	6.9	11.0	7.3
Interest expense	2.4	3.8	2.1	3.9
Loss from early extinguishment of debt	0.0	5.9	0.0	2.9
Other (income) expense, net	0.0	0.0	0.0	0.0
Income (loss) before income taxes	8.8	(2.8)	8.9	0.5
Provision (benefit) for income taxes	3.2	(1.1)	3.2	0.2
Net income (loss)	5.6%	(1.7)%	5.7%	0.3%

Analysis of consolidated statements of operations

The presentation of our results of operations may not be comparable to some other retailers since we include the cost of our in-home delivery and installation service as part of selling, general and administrative expense.  Similarly, we include the cost related to operating our purchasing function in selling, general and administrative expense.  It is our understanding that other retailers may include such costs as part of their cost of goods sold.

Consolidated

	Three Months Ended				Six Months Ended
	July 31,		2012 vs. 2011		July 31,		2011 vs. 2012
(in thousands, except percentages)	2012	2011	Amount	%	2012	2011	Amount	%
Revenues
Product sales	$156,026	$138,231	$17,795	12.9%	$308,141	$282,510	$25,631	9.1%
Repair service agreement commissions, net	12,355	9,945	2,410	24.2	23,747	18,847	4,900	26.0
Service revenues	3,274	3,811	(537)	(14.1)	6,704	7,700	(996)	(12.9)
Total net sales	171,655	151,987	19,668	12.9	338,592	309,057	29,535	9.6
Finance charges and other	35,781	35,039	742	2.1	69,695	69,951	(256)	(0.4)
Total revenues	207,436	187,026	20,410	10.9	408,287	379,008	29,279	7.7
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	110,910	105,477	5,433	5.2	219,353	211,930	7,423	3.5
Cost of service parts sold, including warehousing and occupancy cost	1,441	1,596	(155)	(10.8)	2,991	3,326	(335)	(11.2)
Selling, general and administrative expense (a)	59,381	56,174	3,207	5.7	119,037	115,619	3,418	3.0
Provision for bad debts	12,204	7,151	5,053	70.7	21,389	16,715	4,674	28.0
Store closing and relocation costs	346	3,658	(3,312)	(100.0)	509	3,658	(3,149)	(86.1)
Total cost and expenses	184,282	174,056	10,226	5.9	363,279	351,248	12,031	3.4
Operating income	23,154	12,970	10,184	78.5	45,008	27,760	17,248	62.1
Operating margin	11.2%	6.9%			11.0%	7.3%
Interest expense, net	4,874	7,004	(2,130)	(30.4)	8,633	14,560	(5,927)	(40.7)
Loss from early extinguishment of debt	-	11,056	(11,056)	0.0	-	11,056	(11,056)	0.0
Other (income) expense, net	(6)	34	(40)	(117.6)	(102)	86	(188)	(218.6)
Income (loss) before income taxes	18,286	(5,124)	23,410	(456.9)	36,477	2,058	34,419	1,672.4
Provision (benefit) for income taxes	6,680	(2,022)	8,702	(430.4)	13,315	759	12,556	1,654.3
Net income (loss)	$11,606	$(3,102)	$14,708	(474.1%)	$23,162	$1,299	$21,863	1,683.1%

Retail Segment

	Three Months Ended				Six Months Ended
	July 31,		2012 vs. 2011		July 31,		2012 vs. 2011
(in thousands, except percentages)	2012	2011	Amount	%	2012	2011	Amount	%
Revenues
Product sales	$156,026	$138,231	$17,795	12.9%	$308,141	$282,510	$25,631	9.1%
Repair service agreement commissions, net	12,355	9,945	2,410	24.2	23,747	18,847	4,900	20.6
Service revenues	3,274	3,811	(537)	(14.1)	6,704	7,700	(996)	(14.9)
Total net sales	171,655	151,987	19,668	12.9	338,592	309,057	29,535	8.7
Finance charges and other	276	393	(117)	(29.8)	517	618	(101)	(19.5)
Total revenues	171,931	152,380	19,551	12.8	339,109	309,675	29,434	8.7
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	110,910	105,477	5,433	5.2	219,353	211,930	7,423	3.4
Cost of service parts sold, including warehousing and occupancy cost	1,441	1,596	(155)	(9.7)	2,991	3,326	(335)	(11.2)
Selling, general and administrative expense (a)	46,508	42,008	4,500	10.7	92,557	86,113	6,444	7.0
Provision for bad debts	189	191	(2)	(1.0)	401	334	67	16.7
Store closing and relocation costs	346	3,658	(3,312)	(90.5)	509	3,658	(3,149)	(618.7)
Total cost and expenses	159,394	152,930	6,464	4.2	315,811	305,361	10,450	3.4
Operating income (loss)	12,537	(550)	13,087	(2,379.5)	23,298	4,314	18,984	81.5
Operating margin	7.3%	-0.4%			6.9%	1.4%
Other (income) expense, net	(6)	34	(40)	(117.6)	(102)	86	(188)	184.3
Income (loss) before income taxes	$12,543	$(584)	$13,127	(2,247.8)%	$23,400	$4,228	$19,172	81.9%

Credit Segment

	Three Months Ended.				Six Months Ended
	July 31,		2012 vs. 2011		July 31,		2011 vs. 2012
(in thousands, except percentages)	2012	2011	Amount	%	2012	2011	Amount	%
Revenues
Finance charges and other	$35,505	$34,646	$859	2.5%	$69,178	$69,333	$(155)	(0.2)%
Cost and expenses
Selling, general and administrative expense (a)	12,873	14,166	(1,293)	(9.1)	26,480	29,506	(3,026)	(10.3)
Provision for bad debts	12,015	6,960	5,055	72.6	20,988	16,381	4,607	28.1
Total cost and expenses	24,888	21,126	3,762	17.8	47,468	45,887	1,581	3.4
Operating income	10,617	13,520	(2,903)	(21.5)	21,710	23,446	(1,736)	(7.4)
Operating margin	29.9%	39.0%			31.4%	33.8%
Interest expense	4,874	7,004	(2,130)	(30.4)	8,633	14,560	(5,927)	(40.7)
Loss from early extinguishment of debt	-	11,056	(11,056)	0.0	-	11,056	(11,056)	0.0
Income (loss) before income taxes	$5,743	$(4,540)	$10,283	(226.5)%	$13,077	$(2,170)	$15,247	(702.6)%

(a)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $2.0 million for the three months ended July 31, 2012 and 2011, and approximately $4.2 million and $4.3 million for the six months ended July 31, 2012 and 2011, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $4.0 million and $3.8 million for the three months ended July 31, 2012 and 2011, respectively, and approximately $8.0 million and $7.9 million for the six months ended July 31, 2012 and 2011, respectively.

Three months ended July 31, 2012 compared to three months ended July 31, 2011

	Three Months Ended
	July 31,		Change
(in thousands, except percentages)	2012	2011	Amount	%
Total net sales	$171,655	$151,987	$19,668	13.0%
Finance charges and other	35,781	35,039	742	2.1
Total Revenues	$207,436	$187,026	$20,410	10.9%

The following table provides an analysis of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales.

	Three Months ended July 31,					%	Same store
	2012	% of Total	2011	% of Total	Change	Change	% change
(in thousands, except for percertages)
Home appliance	$51,923	30.3%	$51,479	33.9%	$444	0.9%	7.2%
Furniture and mattress	31,942	18.6	21,361	14.1	10,581	49.5	57.5
Consumer electronic	46,590	27.1	47,407	31.2	(817)	(1.7)	4.6
Home office	14,436	8.4	10,727	7.1	3,709	34.6	41.5
Other	11,135	6.5	7,257	4.8	3,878	53.4	61.4
Product sales	156,026	90.9	138,231	91.1	17,795	12.9	20.0

Repair service agreement commissions	12,355	7.2	9,945	6.5	2,410	24.2	35.7
Service revenues	3,274	1.9	3,811	2.4	(537)	(14.1)
Total net sales	$171,655	100.0%	$151,987	100.0%	$19,668	12.9%	21.5%

The following provides a summary of items impacting the Company’s product categories during the quarter, compared to the same quarter in the prior fiscal year:

•
Home appliance sales increased during the quarter on a 25.0% increase in the average selling price, partially offset by a 19.1% decrease in unit sales. Approximately one-third of the unit sales decline was attributable to store closures in the prior fiscal year. On a same store basis, laundry sales were up 15.4%, refrigeration sales increased 7.5% and cooking sales were up 17.4%. Room air conditioner sales declined 18.9% due to milder temperatures;

•
The growth in furniture and mattress sales was driven by enhanced presentation, product selection and increased promotional activity.  The reported increase was moderated by the impact of previous store closures. Furniture same store sales growth was driven by a 36.5% increase in unit sales and a 19.3% increase in the average selling price.  Mattress same store sales also increased reflecting a favorable shift in product mix with the Company’s decision to discontinue offering low price-point products. The average mattress selling price was up 78.5%, while unit volume declined 18.8% on a same store basis;

•
Consumer electronic sales decreased modestly due to the previous store closures. On a same store basis, sales increased 4.6% with growth in television, home theater and audio sales partially offset by a reduction in gaming hardware and accessory item sales. With the Company’s decision beginning late last year not to compete for low-priced, low-margin television sales, the same store average selling price for televisions increased 29.8%, while unit sales declined 19.1%; and

•
Home office sales grew primarily as a result of the expansion of tablet sales and a 26.8% increase in the average selling price of computers, partially offset by the impact of store closures, a decline in computer unit volume and lower sales of accessory items.

	Three Months Ended
	July 31,		Change
(in thousands, except percentages)	2012	2011	Amount	%
Interest income and fees	$29,817	$29,661	$156	0.5%
Insurance commissions	5,688	4,985	703	14.1
Other income	276	393	(117)	(29.8)
Finance charges and other	$35,781	$35,039	$742	2.1%

Interest income and fees and insurance commissions are included in the finance charges and other for the credit segment, while other income is included in finance charges and other for the retail segment.

Interest income and fees of the credit segment rose slightly as growth in the average balance of the portfolio was largely offset by a decline in portfolio interest and fee yield to 18.4% from 19.3% in the second quarter of fiscal 2012, reflecting a higher proportion of short-term promotional receivables outstanding relative to the total portfolio balance outstanding and a higher provision for uncollectible interest related to charge-offs.

The following table provides key portfolio performance information for the three months ended July 31, 2012 and 2011:

	Three Months Ended
	July 31,
	2012	2011
(in thousands, except percentages)
Interest income and fees (a)	$29,817	$29,661
Net charge-offs (b)	(13,629)	(15,961)
Borrowing costs (c)	(4,874)	(7,004)
Net portfolio yield	$11,314	$6,696

Average portfolio balance	$647,154	$613,355
Interest income and fee yield % (annualized)	18.4%	19.3%
Net charge-off % (annualized)	8.4%	10.4%

(a)	Included in finance charges and other.
(b)	Included in provision for bad debts.
(c)	Included in interest expense.

	Three Monthe Ended
	July 31,		Change
(in thousands, except percentages)	2012	2011	Amount	%
Cost of goods sold	$110,910	$105,477	$5,433	5.2%
Product gross margin percentage	28.9%	23.7%		5.2

Product gross margin expanded 520 basis points as a percent of product sales from the quarter ended July 31, 2011 reflecting a favorable shift in our relative product mix. Approximately half of the margin expansion was driven by the furniture and mattress category, attributable to improved gross margin levels and year-over-year sales growth which outpaced that of other product offerings.

	Three Months Ended
	July 31,		Change
(in thousands, except percentages)	2012	2011	Amount	%
Cost of service parts sold	$1,441	$1,596	$(155)	(9.7)%
As a percent of service revenues	44.0%	41.9%		2.1

Cost of service parts sold declined due to a $0.5 million reduction in service revenues.

	Three Months Ended
	July 31,		Change
(in thousands, except percentages)	2012	2011	Amount	%
Selling, general and administrative expense - Retail	$46,508	$42,008	$4,500	10.7%
Selling, general and administrative expense - Credit	12,873	14,166	(1,293)	(9.1)%
Selling, general and administrative expense - Consolidated	$59,381	$56,174	$3,207	5.7%
As a percent of total revenues	28.6%	30.0%		(1.4)

For the three months ended July 31, 2012, SG&A expense increased $3.2 million, driven by the higher retail sales. These increases were partially offset by reductions in depreciation and occupancy expense, credit personnel costs and reduced credit card fees. The improvement in our SG&A expense as a percentage of total revenues was largely attributable to the leveraging effect of higher total revenues.

SG&A expense increases and decreases related to specific business segments included the following:

Retail Segment
The following are the significant factors affecting the retail segment:
•
Total compensation costs and related expenses increased approximately $4.1 million from the prior period. The increase was driven by higher sales-related compensation and increases in employee benefit costs;

•	Advertising expense increased approximately $2.1 million;
•	Depreciation, operating and occupancy expenses decreased approximately $1.0 million with the closure of stores; and
•	Credit card fees decreased approximately $0.5 million.

Credit Segment
The following are the significant factors affecting the credit segment:
•	Total compensation costs and related expenses decreased approximately $0.7 million from the prior period due to changes in our collection strategies;
•	Form printing and purchases and related postage decreased approximately $0.2 million as collection efforts did not utilize letter mailings to the same extent as the prior period; and
•	Information technology expenses decreased $0.2 million.

	Three Months Ended
	July 31,		Change
(in thousands, except percentages)	2012	2011	Amount	%
Provision for bad debts	$12,204	$7,151	$5,053	70.7%
As a percent of average portfolio balance (annualized)	7.5%	4.7%		2.9

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $0.2 million for each of the periods ended July 31, 2012 and 2011, included in the results of operations for the retail segment.

The provision for bad debts increased by $5.1 million over the prior-year period, driven by a 46% increase in customer receivable originations compared to the prior-year period and the impact of our implementation of stricter re-aging and charge-off policies in the second and third quarters of fiscal 2012.

	Three Months Ended
	July 31,		Change
(in thousands, except percentages)	2012	2011	Amount	%
Costs related to store closings	$-	$3,658	$(3,658)	(100.0)%
Costs related to relocation	346	-	346	N/A
Store closing and relocation costs	$346	$3,658	$(3,312)

During the quarter ended July 31, 2012, the Company incurred expenses of $0.3 million related to the relocation of certain corporate operations from Beaumont to The Woodlands, Texas. We closed three underperforming retail locations during the quarter ended July 31, 2011. In connection with these closures, we incurred a $3.7 million charge.

	Three Months Ended
	July 31,		Change
(in thousands, except percentages)	2012	2011	Amount	%
Interest expense	$4,874	$7,004	$(2,130)	(30.4)%

Interest expense for the three months ended July 31, 2012 decreased by $2.1 million from the prior-year period primarily due to the payoff of higher interest borrowings in the prior period and the effect of a lower overall debt balance outstanding. The entirety of our interest expense is included in the results of operations of the credit segment.

	Three Months Ended
	July 31,		Change
(in thousands, except percentages)	2012	2011	$	%
Loss from early extinguishment of debt	$-	$11,056	$11,056	-

On July 28, 2011, we extinguished an existing term loan with proceeds from a new real estate loan and borrowings under an expanded revolving credit facility. We recorded a charge of approximately $11.1 million during the quarter including the prepayment premium of $4.8 million, write-off of the unamortized original issue discount of $5.4 million and term loan deferred financing costs of $0.9 million.

	Three Months Ended
	July 31,		Change
(in thousands, except percentages)	2012	2011	$	%
Provision for income taxes	$6,680	$(2,022)	$8,702	(430.4)%
As a percent of income before income taxes	36.8%	39.5%		(2.7)

The provision for income taxes increased due to the year-over-year improvement in profitability.

Six months ended July 31, 2012 compared to six months ended July 31, 2011

	Six Months Ended
	July 31,		Change
(in thousands, except percentages)	2012	2011	$	%
Total net sales	$338,592	$309,057	$29,535	9.6%
Finance charges and other	69,695	69,951	(256)	(0.4)
Total Revenues	$408,287	$379,008	$29,279	7.7%

The following table provides an analysis of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales.

	Six Months Ended July 31,					%	Same store
	2012	% of Total	2011	% of Total	Change	Change	% change
(in thousands, except for percertages)
Home appliance	$100,216	29.6%	$96,612	31.3%	$3,604	3.7%	11.6%
Furniture and mattress	60,388	17.8	43,331	14.0	17,057	39.4	50.2
Consumer electronic	99,036	29.2	105,540	34.1	(6,504)	(6.2)	2.0
Home office	26,585	7.9	21,836	7.1	4,749	21.7	30.8
Other	21,916	6.5	15,191	4.9	6,725	44.3	53.6
Product sales	308,141	91.0	282,510	91.4	25,631	9.1	18.0

Repair service agreement commissions	23,747	7.0	18,847	6.1	4,900	26.0	36.3
Service revenues	6,704	2.0	7,700	2.5	(996)	(12.9)
Total net sales	$338,592	100.0%	$309,057	100.0%	$29,535	9.6%	19.6%

The following provides a summary of items impacting the Company’s product categories during the period, compared to the same period in the prior fiscal year:

•
Home appliance sales increased during the period on a 26.7% increase in the average selling price, partially offset by a 17.5% decrease in unit sales. Approximately 40% of the unit sales decline was attributable to previous store closures. On a same store basis, laundry sales were up 17.7%, refrigeration sales were up 11.3% and cooking sales were up 24.8%. Milder temperatures drove a 21.6% decrease in room air conditioner sales;

•
The growth in furniture and mattress sales was driven by enhanced displays, product selection and increased promotional activity.  The reported increase was moderated by the impact of store closures. Furniture same store sales growth was driven by a 22.3% increase in the average sales price and a 23.8% increase in unit sales.  Mattress same store sales also increased reflecting a favorable shift in product mix with the Company’s decision to discontinue offering low price-point products. The average mattress selling price was up 75.6%, while unit volume declined 16.4% on a same store basis;

•
Consumer electronic sales decreased due primarily to previous store closures. On a same store basis, sales increased 2.0% with growth in television, home theater and audio sales offset by a reduction in gaming hardware and accessory item sales. With the Company’s decision not to compete for low-priced, low-margin television sales during the current year, the same store average selling price for televisions increased 28.7%, while unit sales declined 20.2%; and

•
Home office sales grew primarily as a result of the expansion of tablet sales and a 25.7% increase in the average selling price of computers, partially offset by the impact of store closures, a decline in computer unit volume and lower sales of accessory items.

	Six Months Ended
	July 31,		Change
(in thousands, except percentages)	2012	2011	Amount	%
Interest income and fees	$58,457	$60,292	$(1,835)	(3.0)%
Insurance commissions	10,722	9,041	1,681	18.6
Other income	516	618	(102)	(16.5)
Finance charges and other	$69,695	$69,951	$(256)	(0.4)%

Interest income and fees and insurance commissions are included in the finance charges and other for the credit segment, while other income is included in finance charges and other for the retail segment.

The decrease in interest income and fees of the credit segment was driven primarily by a decline in portfolio interest and fee yield to 18.2% from 19.1% in the first six months of fiscal year 2012, reflecting a higher proportion of short-term promotional receivables outstanding relative to the total portfolio balance outstanding and an increase in net charge-off levels.

The following table provides key portfolio performance information for the six months ended July 31, 2012 and 2011:

	Six Months Ended
	July 31,
	2012	2011
(in thousands, except percentages)
Interest income and fees (a)	$58,457	$60,292
Net charge-offs (b)	(27,158)	(20,696)
Borrowing costs (c)	(8,633)	(14,560)
Net portfolio yield	$22,666	$25,036

Average portfolio balance	$641,765	$631,278
Interest income and fee yield % (annualized)	18.2%	19.1%
Net charge-off % (annualized)	8.5%	6.6%

(d)	Included in finance charges and other.
(e)	Included in provision for bad debts.
(f)	Included in interest expense.

	Six Months Ended
	July 31,		Change
(in thousands, except percentages)	2012	2011	Amount	%
Cost of goods sold	$219,353	$211,930	$7,423	3.5%
Product gross margin percentage	28.8%	25.0%		3.8

Product gross margin expanded 380 basis points as a percent of product sales from the six months ended July 31, 2011 due primarily to a favorable shift in our relative product mix. The majority of the margin expansion was driven by the furniture and mattress category, attributable to improved gross margin levels and year-over-year sales growth which outpaced that of other product offerings.

	Six Months Ended
	July 31,		Change
(in thousands, except percentages)	2012	2011	Amount	%
Cost of service parts sold	$2,991	$3,326	$(335)	(10.1)%
As a percent of service revenues	44.6%	43.2%		1.4

Cost of service parts sold primarily due to a decline in service revenues which decreased by $1.0 million.

	Six Months Ended
	July 31,		Change
(in thousands, except percentages)	2012	2011	Amount	%
Selling, general and administrative expense - Retail	$92,557	$86,113	$6,444	7.5%
Selling, general and administrative expense - Credit	26,480	29,506	(3,026)	(10.3)%
Selling, general and administrative expense - Consolidated	$119,037	$115,619	$3,418	3.0%
As a percent of total revenues	29.2%	30.5%		(1.4)

For the six months ended July 31, 2012, SG&A expense increased $3.4 million, driven by the higher retail sales. These increases were partially offset by reductions in depreciation and occupancy expense, credit personnel costs and reduced credit card fees. The improvement in our SG&A expense as a percentage of total revenues was largely attributable to the leveraging effect of higher total revenues.

Significant SG&A expense increases and decreases related to specific business segments included the following:

Retail Segment
The following are the significant factors affecting the retail segment:
•
Total compensation costs and related expenses increased approximately $8.0 million from the prior period. The increase was driven by higher sales-related compensation and increases in employee benefit costs;

•	Advertising expense increased approximately $2.3 million;
•	Depreciation, operations and occupancy expenses decreased approximately $2.5 million with the reduction in store count; and
•	Credit card fees decreased approximately $1.3 million.

Credit Segment
The following are the significant factors affecting the credit segment:
•	Total compensation costs and related expenses decreased approximately $1.7 million from the prior period due to modifications in our collection strategies;
•	Form printing and purchases and related postage decreased approximately $0.5 million as collection efforts did not utilize letter mailings to the same extent as the prior period; and
•	Information technology expenses decreased $0.4 million.

	Six Months Ended
	July 31,		Change
(in thousands, except percentages)	2012	2011	Amount	%
Provision for bad debts	$21,389	$16,715	$4,674	28.0%
As a percent of average portfolio balance (annualized)	6.7%	5.3%		1.4

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $0.4 million and $0.3 million for the periods ended July 31, 2012 and 2011, respectively, included in the results of operations for the retail segment.

The provision for bad debts increased by $4.7 million during the period ended July 31, 2012, driven by the implementation of stricter re-aging and charge-off policies in the second and third quarters of fiscal 2012 and a 44%  increase in customer receivable originations compared to the prior-year period.

	Six Months Ended
	July 31,		Change
(in thousands, except percentages)	2012	2011	Amount	%
Costs related to store closings	$163	$3,658	$(3,495)	(95.5)%
Costs related to relocation	346	-	346	N/A
Store closing and relocation costs	$509	$3,658	$(3,149)

During the six months ended July 31, 2012, the Company incurred expenses of $0.3 million related to the relocation of certain corporate operations from Beaumont to The Woodlands, Texas. We closed three underperforming retail locations during the six months ended July 31, 2011. In the connection with these closures, we incurred a $3.7 million charge.

	Six Months Ended
	July 31,		Change
(in thousands, except percentages)	2012	2011	$	%
Interest expense	$8,633	$14,560	$(5,927)	(40.7)%

Interest expense for the six months ended July 31, 2012 decreased by $5.9 million from the prior-year period primarily due to the payoff of higher interest borrowings in the prior period and the effect of a lower overall debt balance outstanding. The entirety of our interest expense is included in the results of operations of the credit segment.

	Six Months Ended
	July 31,		Change
(in thousands, except percentages)	2012	2011	$	%
Loss from early extinguishment of debt	$-	$11,056	$11,056	-

On July 28, 2011, we extinguished an existing term loan with proceeds from a new real estate loan and borrowings under our expanded revolving credit facility. We recorded a charge of approximately $11.1 million during the quarter including the prepayment premium of $4.8 million, write-off of the unamortized original issue discount of $5.4 million and term loan deferred financing costs of $0.9 million.

	Six Months Ended
	July 31,		Change
(in thousands, except percentages)	2012	2011	$	%
Provision for income taxes	$13,315	$759	$12,556	1,654.3%
As a percent of income before income taxes	36.6%	36.9%		(0.2)

The provision for income taxes increased due to the year-over-year improvement in profitability. The improvement in profitability also drove a decline in the effective tax rate in the current period due to the impact of the Texas margin tax, which is based on gross margin and is not affected by changes in income before income taxes.

Liquidity and Capital Resources

Cash flow

Operating activities

During the six months ended July 31, 2012, net cash provided by operating activities was $22.0 million, which compares to $85.8 million provided during the prior-year period. During the current period, the impact of improved operating performance was partially offset by a $47.8 million increase in customer receivables. In the first half of fiscal 2012, cash flow from operations reflects the benefit on a $47.0 million decrease in the customer receivable portfolio. In the current-year period, the impact of investments in inventory was offset by an increase in accounts payable.

Investing activities

Net cash used in investing activities increased to $10.9 million in the current period, as compared to $1.3 million in the prior period, primarily due to expenditures for store remodels and relocations. We expect during the next six months to invest between $10 million and $15 million, net of tenant allowances, in capital expenditures for new stores, remodels and other projects.

Financing activities

Net cash used in financing activities decreased from $87.1 million used during the six months ended July 31, 2011, to $12.2 million used during the six months ended July 31, 2012. During the six months ended July 31, 2012, we used net cash provided by operations and net proceeds from our VIE’s bond issuance to pay down outstanding balances under our asset-based revolving credit facility.

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

We currently have an asset-based revolving credit facility with capacity of $450 million that matures in July 2015. The facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The credit facility bears interest at LIBOR plus a spread ranging from 350 basis points to 400 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The leverage ratio covenant requirement is a required maximum of 2.00 to 1.00. The fixed charge coverage ratio requirement is a minimum of 1.10 to 1.00. We expect, based on current facts and circumstances, that we will be in compliance with the above covenants for the next 12 months. The weighted average interest rate on borrowings outstanding under the asset-based revolving credit facility was 3.9% at July 31, 2012.

On April 30, 2012, our VIE issued $103.7 million of notes which bear interest at 4.0% and were sold at a discount to deliver a 5.21% yield, before considering transaction costs. The principal balance of the notes, which are secured by certain customer receivables, will be reduced on a monthly basis by collections on the underlying customer receivables after the payment of interest and other expenses of the VIE. While the final maturity for the notes is April 2016, we currently expect to repay any outstanding note balance in April 2013. Additionally, the notes include a prepayment incentive fee, whereby the VIE will be required to pay, in addition to accrued interest on the notes, a monthly fee equal to an annual rate of 8.5% times the outstanding principal balance, if the notes are not repaid by the expected final principal payment date of April 15, 2013. The VIE’s borrowing agreement contains certain covenants, including a minimum net worth requirement for the VIE.

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

The weighted average effective interest rate on borrowings outstanding under all our credit facilities for the three months ended July 31, 2012 was 6.4%, including the interest expense associated with our interest rate caps and amortization of deferred financing costs.

A summary of the significant financial covenants that govern our credit facility compared to our actual compliance status at July 31, 2012, is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum	1.65 to 1.00	1.10 to 1.00
Total liabilities to tangible net worth ratio must be lower than required maximum	1.13 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed stated amount	5.23%	4.74%
Capital expenditures, net must be lower than stated amount	$13.9 million	$25.0 million

Note: All terms in the above table are defined by the revolving credit facility and may or may not agree directly to the financial statement captions in this document. The covenants are required to be calculated quarterly on a trailing twelve month basis, except for the Cash recovery percentage, which is calculated monthly on a trailing three month basis.

As of July 31, 2012, we had immediately available borrowing capacity of $135.7 million under our asset-based revolving credit facility, net of standby letters of credit issued of $4.3 million, available to us for general corporate purposes before considering extended vendor terms for purchases of inventory. In addition to the $135.7 million currently available under the revolving credit facility, an additional $78.6 million may become available if we grow the balance of eligible customer receivables and total eligible inventory balances. Payments received on customer receivables averaged approximately $40.4 million per month during the three months ended July 31, 2012. Payments received on receivables used as collateral for the revolving credit facility averaged $32.6 million and are available each month to fund new customer receivables generated. Once the VIE’s notes are retired, we would expect all payments to be available to fund new customer receivables.

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

For the six months ended July 31, 2012, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of the date of the filing, there have been no material changes to the risk factors previously disclosed in Part 1, Item A, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012. In addition to those risk factors discussed in said Form 10-K, see the following additional risk factor.

The price of our common stock has fluctuated substantially over the past several years and may continue to fluctuate substantially in the future.

From February 1, 2010 to August 31, 2012, the trading price of our common stock ranged from a low of $3.12 per share to a high of $23.25 per share. Our stock may continue to be subject to fluctuations as a result of a variety of factors, which are described throughout our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, including those factors discussed under the section of such report entitled “Risk Factors.” Some of these factors are beyond our control. We may fail to meet the expectations of our stockholders or securities analysts at some time in the future, and our stock price could decline as a result.

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

Date: September 5, 2012

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

10.5.3
First Amendment to Amended and Restated Security Agreement dated July 28, 2011, by and among Conn’s, Inc. and the Existing Grantors thereunder, and Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein by reference to Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on August 1, 2011).

10.6
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

10.7
Executive Severance Agreement between Conn’s, Inc. and Michael J. Poppe, approved by the Board of Directors August 31, 2011 (incorporated herein by reference to Exhibit 10.9 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2011 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 8, 2011).

10.8
Executive Severance Agreement between Conn’s, Inc. and David W. Trahan, approved by the Board of Directors August 31, 2011 (incorporated herein by reference to Exhibit 10.10 to Conn’s, Inc. Form 10-Q for the quarterly period ended July 31, 2011 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 8, 2011).

10.9
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

10.10.1
Incentive Compensation Award Agreement between Conn’s, Inc. and Theodore M. Wright, approved by the Board of Directors May 30, 2012 (incorporated herein by reference to Exhibit 10.12.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 5, 2012).

10.11
Executive Severance Agreement between Conn’s, Inc. and Brian E. Taylor, approved by the Board of Directors April 23, 2012 (incorporated herein by reference to Exhibit 10.13 to Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on April 23, 2012).

10.12
Base Indenture dated April 30, 2012, by and between Conn’s Receivables Funding I, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 5, 2012).

10.13
Series 2012-A Supplement dated April 30, 2012, by and between Conn’s Receivable Funding I, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 5, 2012).

10.14
Servicing Agreement dated April 30, 2012, by and among Conn’s Receivables Funding I, LP, as Issuer, Conn Appliances, Inc., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 5, 2012).

11.1	Statement re: computation of earnings per share is included under Note 1 to the financial statements.

12.1	Statement of computation of Ratio of Earnings to Fixed Charges (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2013, filed with the SEC on September 5, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at July 31, 2012 and January 31, 2012 and, (ii) the consolidated statements of operations for the three months and six months ended July 31, 2012 and 2011, (iii) the consolidated statements of cash flows for six months ended July 31, 2012 and 2011, (iv) the consolidated statements of stockholders' equity for the six months ended July 31, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

t	Management contract or compensatory plan or arrangement.