Form 10-Q
period 2012-10-31
CONNS INC
filed 2012-12-03
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012	Commission File Number 000-50421

CONN'S, INC.
(Exact name of registrant as specified in its charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 23, 2012:

Class	Outstanding
Common stock, $.01 par value per share	32,701,546

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	October 31,	January 31,
Assets	2012	2012
Current assets
Cash and cash equivalents	$4,269	$6,265
Customer accounts receivable, net of allowance of $27,677 and $28,979, respectively (includes balances of VIE of $38,308 at October 31, 2012)	345,546	316,385
Other accounts receivable, net of allowance of $55 and $54, respectively	34,573	38,715
Inventories	77,150	62,540
Deferred income taxes	14,068	17,111
Federal income taxes recoverable	2,753	5,256
Prepaid expenses and other assets (includes balance of VIE of $6,441 at October 31, 2012)	13,246	6,286
Total current assets	491,605	452,558
Long-term portion of customer accounts receivable, net of allowance of $23,027 and $24,999, respectively (includes balance of VIE of $31,872 at October 31, 2012)	287,494	272,938
Property and equipment
Land	7,850	7,264
Buildings	10,838	10,455
Equipment and fixtures	27,855	24,787
Transportation equipment	771	1,468
Leasehold improvements	101,044	83,969
Subtotal	148,358	127,943
Less accumulated depreciation	(95,564)	(89,459)
Property and equipment, net	52,794	38,484
Non-current deferred income tax asset	10,204	9,754
Other assets	10,767	9,564
Total assets	$852,864	$783,298

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$51,589	$726
(includes balances of VIE of $50,928 at October 31, 2012)
Accounts payable	66,173	44,711
Accrued compensation and related expenses	8,451	7,213
Accrued expenses	21,156	24,030
Income taxes payable	1,658	2,028
Deferred revenues and allowances	14,735	15,966
Total current liabilities	163,762	94,674
Long-term debt	279,396	320,978
Other long-term liabilities	13,095	14,275
Commitments and contingencies
Stockholders’ equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value, 50,000,000 and 40,000,000 shares authorized at October 31, 2012 and January 31, 2012, respectively; 32,693,907 and 32,139,524 shares issued at October 31, 2012 and January 31, 2012, respectively)	327	321
Additional paid-in capital	144,262	136,006
Accumulated other comprehensive loss	(262)	(293)
Retained earnings	252,284	217,337
Total stockholders’ equity	396,611	353,371
Total liabilities and stockholders' equity	$852,864	$783,298

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Revenues
Product sales	$151,663	$140,404	$459,804	$422,914
Repair service agreement commissions, net	12,183	10,602	35,930	29,449
Service revenues	3,477	3,950	10,181	11,650
Total net sales	167,323	154,956	505,915	464,013
Finance charges and other	39,078	31,667	108,773	101,618
Total revenues	206,401	186,623	614,688	565,631
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	105,688	112,844	325,041	324,774
Cost of service parts sold, including warehousing and occupancy costs	1,522	1,647	4,513	4,973
Selling, general and administrative expense	61,210	59,801	180,247	175,420
Provision for bad debts	13,449	26,400	34,838	43,115
Charges and credits	641	375	1,150	4,033
Total cost and expenses	182,510	201,067	545,789	552,315
Operating income (loss)	23,891	(14,444)	68,899	13,316
Interest expense	4,526	3,919	13,159	18,479
Loss on extinguishment of debt	818	-	818	11,056
Other (income) expense, net	(3)	(5)	(105)	81
Income (loss) before income taxes	18,550	(18,358)	55,027	(16,300)
Provision (benefit) for income taxes	6,765	(5,635)	20,080	(4,876)
Net income (loss)	$11,785	$(12,723)	$34,947	$(11,424)

Earnings per share:
Basic	$0.36	$(0.40)	$1.08	$(0.36)
Diluted	$0.35	$(0.40)	$1.05	$(0.36)
Average common shares outstanding:
Basic	32,553	31,881	32,387	31,819
Diluted	33,539	31,881	33,207	31,819

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011

Net income (loss)	$11,785	$(12,723)	$34,947	$(11,424)

Change in fair value of hedges	35	(182)	48	(72)
Impact of provision for income taxes on comprehensive income	(12)	64	(17)	25

Comprehensive income (loss)	$11,808	$(12,841)	$34,978	$(11,471)

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended October 31, 2012 and 2011
(unaudited)
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 31, 2012	32,140	$321	$136,006	$(293)	$217,337	$353,371
Exercise of stock options, net of tax	429	5	5,917	-	-	5,922
Vesting of restricted stock units	103	1	-	-	-	1
Issuance of common stock under Employee Stock Purchase Plan	22	-	274	-	-	274
Stock-based compensation	-	-	2,065	-	-	2,065
Net income	-	-	-	-	34,947	34,947
Change in fair value of hedges, net of tax of $17	-	-	-	31	-	31
Balance at October 31, 2012	32,694	$327	$144,262	$(262)	$252,284	$396,611

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Total
Balance at January 31, 2011	33,488	$335	$131,590	$(71)	$258,114	(1,723)	$(37,071)	$352,897
Exercise of stock options, net of tax	100	1	790	-	-	-	-	791
Issuance of common stock under Employee Stock Purchase Plan	20	-	89	-	-	-	-	89
Stock-based compensation	-	-	1,621	-	-	-	-	1,621
Treasury shares cancelled	(1,723)	(17)	-	-	(37,054)	1,723	37,071	-
Net loss	-	-	-	-	(11,424)	-	-	(11,424)
Change in fair value of hedges, net of tax of $25	-	-	-	(47)	-	-	-	(47)
Balance at October 31, 2011	31,885	$319	$134,090	$(118)	$209,636	-	$-	$343,927

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended October 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$34,947	$(11,424)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,523	9,360
Loss from early extinguishment of debt	818	11,056
Provision for bad debts and uncollectible interest	41,266	48,473
Stock-based compensation	2,065	1,691
Excess tax benefits from stock-based compensation	(638)	-
Cost and impairment charges related to store closings	163	4,033
Provision for deferred income taxes	2,577	(3,624)
(Gain) loss from sale of property and equipment	(107)	65
Discounts and accretion on promotional credit	(188)	(1,086)
Change in operating assets and liabilities:
Customer accounts receivable	(84,795)	26,367
Other accounts receivable	4,158	15
Inventory	(14,610)	(14,349)
Prepaid expenses and other assets	(678)	1,162
Accounts payable	21,463	1,740
Accrued expenses	(2,907)	1,158
Income taxes payable	2,165	(1,010)
Deferred revenues and allowances	(1,614)	1,243
Net cash provided by operating activities	14,608	74,870
Cash flows from investing activities
Purchase of property and equipment	(21,331)	(2,313)
Proceeds from sale of property and equipment	350	-
Net cash used in investing activities	(20,981)	(2,313)
Cash flows from financing activities
Borrowings under lines of credit	146,513	185,451
Payments on lines of credit	(187,594)	(162,828)
Proceeds from issuance of asset-backed notes, net of original issue discount	103,025	-
Payment on asset-backed notes	(52,434)	-
Changes in restricted cash balance	(6,441)	-
Payment of promissory notes	(564)	(141)
Net proceeds from stock issued under employee benefit plans, including tax benefit	6,196	880
Payment of term loan	-	(100,000)
Proceeds from real estate note	-	8,000
Payment of prepayment premium	-	(4,830)
Excess tax benefits from stock-based compensation	638	-
Other	(4,962)	(3,556)
Net cash provided by (used in) financing activities	4,377	(77,024)
Net change in cash	(1,996)	(4,467)
Cash and cash equivalents
Beginning of period	6,265	10,977
End of period	$4,269	$6,510

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements of Conn’s, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise described herein. The Company’s business is somewhat seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31, due primarily to the holiday selling season. Operating results for the nine-month period ended October 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012, filed with the Securities and Exchange Commission on April 12, 2012.

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

Principles of Consolidation. The consolidated financial statements include the accounts of Conn’s, Inc. and its wholly-owned subsidiaries including a bankruptcy-remote, variable-interest entity (“VIE”) further discussed below. Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

	Three Months Ended
	October 31,
(in thousands)	2012	2011

Weighted average common shares outstanding - Basic	32,553	31,881
Assumed exercise of stock options	829	-
Unvested restricted stock units	157	-
Weighted average common shares outstanding - Diluted	33,539	31,881

	Nine Months Ended
	October 31,
	2012	2011

Weighted average common shares outstanding - Basic	32,387	31,819
Assumed exercise of stock options	689	-
Unvested restricted stock units	131	-
Weighted average common shares outstanding - Diluted	33,207	31,819

The weighted average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 0.3 million and 2.2 million for each of the three months ended October 31, 2012 and 2011, respectively, and 0.7 million and 2.4 million for each of the nine months ended October 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents and accounts payable approximate their carrying amounts because of the short maturity of these instruments. [The fair value of customer accounts receivables, determined using a discounted cash flow analysis, approximates their carrying amount]. The fair value of the Company’s debt approximates carrying value. The Company’s interest rate cap options are reflected in the balance sheet at fair value. Fair value of these instruments were determined using Level 2 inputs of the GAAP hierarchy, which are defined as inputs not quoted in active markets, but are either directly or indirectly observable.

2.	Charges and Credits

The Company recorded the following charges and credits during the first nine months of fiscal years 2013 and 2012:

Fiscal year 2013:

Third quarter:

•
The Company relocated certain of its corporate operations from Beaumont to The Woodlands, Texas in the third quarter of fiscal year 2013. The Company incurred $641 thousand in pre-tax costs ($415 thousand after-tax) in connection with the relocation. This amount is reported within the retail segment and classified in charges and credits in the consolidated statement of operations.

•
As further discussed in Note 6, the Company amended and restated its asset-based loan facility with a syndicate of banks on September 26, 2012.  In connection with the transaction, the Company expensed $818 thousand ($530 thousand after-tax) of previously deferred transaction costs associated with lenders which are no longer in the current syndicate of banks. This amount is reported within the credit segment and classified in loss on extinguishment of debt in the consolidated statement of operations.

Second quarter:

•
The Company incurred $346 thousand in pre-tax costs ($224 thousand after-tax) in connection with the relocation of certain of its corporate operations from Beaumont to The Woodlands, Texas. This amount is reported within the retail segment and classified in charges and credits in the consolidated statement of operations.

First quarter:

•
The Company accrued the lease buyout costs related to one of its store closures and revised its estimate of future obligations related to its other closed stores. This resulted in a pre-tax charge of $163 thousand ($106 thousand after-tax). This amount is reported within the retail segment and classified in charges and credits in the consolidated statement of operations.

Fiscal year 2012:

Third quarter:

•
The Company recorded a pre-tax charge of $14,137 thousand ($9,743 thousand after-tax), net of previously provided reserves, in connection with the required adoption of new accounting guidance related to Troubled Debt Restructuring. This amount is reported within the credit segment and classified in provision for bad debts and finance charges and other in the consolidated statement of operations.

•
The Company re-evaluated its inventory valuation reserve based on recent experience selling aged items, both through store locations and external sources.  This resulted in a pre-tax charge of $4,669 thousand ($3,218 thousand after-tax). This amount is reported within the retail segment and classified in cost of goods sold, including warehousing and occupancy costs in the consolidated statement of operations.

•
The Company revised its estimate of previously provided reserves for future lease obligations of closed stores and recorded a pre-tax credit of $313 thousand ($216 thousand after-tax). This amount is reported within the retail segment and classified in charges and credits in the consolidated statement of operations.

•
Property and equipment are evaluated for impairment at the retail store level. The Company performs a periodic assessment of assets for impairment. A pre-tax impairment charge of $688 thousand ($474 thousand after-tax) was recorded for the period ended October 31, 2011. This amount is reported within the retail segment and classified in charges and credits in the consolidated statement of operations.

Second quarter:

•
The Company closed three underperforming retail locations and recorded pre-tax charges of $3,658 thousand ($2,230 thousand after-tax) related primarily to future lease obligations. This amount is reported within the retail segment and classified in charges and credits in the consolidated statement of operations.

•
The Company recorded a pre-tax charge of $11,056 thousand ($6,580 thousand after-tax) in connection with the prepayment of an existing term loan. This amount is reported within the credit segment and classified in loss on extinguishment of debt in the consolidated statement of operations.

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

As part of its efforts in mitigating losses on its accounts receivable, the Company may make loan modifications for a borrower experiencing financial difficulty that are intended to maximize the net cash flow after expenses, and avoid the need for repossession of collateral. The Company may extend the loan term, refinance or otherwise re-age an account.  In the quarter ended October 31, 2011, the Company adopted new accounting guidance that provides clarification on whether a debtor is experiencing financial difficulties and whether a concession has been granted to the debtor for purposes of determining if a loan modification constitutes a Troubled Debt Restructuring (“TDR”).  The adoption was applied retrospectively to its loan restructurings after January 31, 2011. The Company defines TDR accounts that originated subsequent to January 31, 2011 as accounts that have been re-aged cumulatively in excess of three months or refinanced. For accounts originating prior to January 31, 2011, if the cumulative re-aging exceeds three months and the accounts were re-aged subsequent to January 31, 2011, the account is considered a TDR.

The Company monitors the performance of customer accounts receivable and from time-to-time modifies its policies to improve the long-term portfolio performance. During the quarter ended July 31, 2011, the Company implemented a policy which limited the number of months that an account can be re-aged to a maximum of 18 months and further modified the policy to a maximum of 12 months in the third quarter of fiscal year 2012. As of July 31, 2011, the Company modified its charge-off policy so that an account that is delinquent more than 209 days as of the end of a month is charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment is reversed and charged against the allowance for uncollectible interest. Prior to July 31, 2011, the Company charged off all accounts for which no payment had been received in the past seven months, if the account was also delinquent more than 120 days.

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

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due(1)		Re-aged(1)
	October 31,	January 31,	October 31,	January 31,	October 31,	January 31,
(in thousands)	2012	2012	2012	2012	2012	2012
Customer accounts receivable:
>= 575 credit score at origination	$533,349	$479,301	$26,795	$23,424	$30,454	$26,005
< 575 credit score at origination	113,238	115,128	10,090	11,278	10,370	14,033
	646,587	594,429	36,885	34,702	40,824	40,038
Restructured accounts(2):
>= 575 credit score at origination	23,660	27,760	6,473	11,428	23,634	27,749
< 575 credit score at origination	13,497	21,112	4,333	9,060	13,379	21,076
	37,157	48,872	10,806	20,488	37,013	48,825
Total receivables managed	683,744	643,301	$47,691	$55,190	$77,837	$88,863

Allowance for uncollectible accounts related to the credit portfolio	(44,517)	(49,904)
Allowance for promotional credit programs	(6,187)	(4,074)
Current portion of customer accounts receivable, net	(345,546)	(316,385)
Long-term customer accounts receivable, net	$287,494	$272,938

(1)
Amounts are based on end of period balances. As an account can become past due after having been re-aged, accounts may be presented in both the past due and re-aged columns shown above. The amounts included within both the past due and re-aged columns shown above as of October 31, 2012 and January 31, 2012 were $18.3 million and $32.5 million, respectively. The total amount of customer receivables past due one day or greater was $156.2 million and $152.4 million as of October 31, 2012 and January 31, 2012, respectively. These amounts include the 60 days past due totals shown above.

(2)
In addition to the amounts included in restructured accounts, there are $2.4 million and $7.9 million as of October 31, 2012 and January 31, 2012, respectively, of accounts re-aged four or more months included in the re-aged balance above that did not qualify as TDRs because they were not re-aged subsequent to January 31, 2011.

	Three Months Ended October 31,				Nine Months Ended October 31,
			Net Credit				Net Credit
	Average Balances		Charge-offs(1)		Average Balances		Charge-offs(1)
(in thousands)	2012	2011	2012	2011	2012	2011	2012	2011
Customer accounts receivable:
>= 575 credit score at origination	$524,634	$415,010	$5,787	$2,301	$499,600	$431,495	$16,010	$16,903
< 575 credit score at origination	113,558	138,771	2,801	1,282	113,297	156,605	8,472	13,523
	638,192	553,781	8,588	3,583	$612,897	$588,100	24,482	30,426
Restructured accounts:
>= 575 credit score at origination	22,491	26,730	2,432	1,990	23,790	18,585	8,545	2,055
< 575 credit score at origination	13,834	23,464	1,846	1,893	16,181	16,829	6,997	1,954
	36,325	50,194	4,278	3,883	$39,971	$35,414	15,542	4,009
Total receivables managed	$674,517	$603,975	$12,866	$7,466	$652,868	$623,514	$40,024	$34,435

(1)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest) net of recoveries which include principal collections during the period shown of previously charged-off balances.

Following is the activity in the Company’s balance in the allowance for doubtful accounts and uncollectible interest for customer receivables for the nine-month periods ended October 31, 2012 and 2011:

	Nine Months Ended October 31, 2012
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Nine Months Ended October 31, 2011
Allowance at beginning of period	$24,518	$25,386	$49,904	$44,015
Provision(1)	30,506	10,760	41,266	48,473
Principal charge-offs(2)	(26,281)	(16,684)	(42,965)	(36,918)
Interest charge-offs	(4,054)	(2,575)	(6,629)	(6,501)
Recoveries(2)	1,799	1,142	2,941	2,482
Allowance at end of period	$26,488	$18,029	$44,517	$51,551

(1)	Includes provision for uncollectible interest, which is included in finance charges and other.
(2)
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

The Company typically only places accounts in non-accrual status when legally required. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. Customer receivables in non-accrual status were $8.7 million and $9.8 million at October 31, 2012 and January 31, 2012, respectively. Customer receivables that were past due 90 days or more and still accruing interest totaled $35.0 million and $39.5 million at October 31, 2012 and January 31, 2012, respectively.

4.	Supplemental Disclosure of Finance Charges and Other Revenue

The following is a summary of the classification of the amounts included as finance charges and other for the three and nine months ended October 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands)	2012	2011	2012	2011
Interest income and fees on customer receivables	$32,458	$27,222	$90,915	$87,514
Insurance commissions	6,280	4,385	17,001	13,426
Other	340	60	857	678
Finance charges and other	$39,078	$31,667	$108,773	$101,618

The amount included in interest income and fees on customer receivables related to TDR accounts was $0.9 million and $1.2 million for the three months ended October 31, 2012 and 2011, respectively, and $3.1 million and $2.6 million for the nine months ended October 31, 2012 and 2011, respectively. The Company recognizes interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows.

5.	Accrual for Store Closures

During the fiscal year ended January 31, 2012, the Company closed 11 retail locations that did not perform at the level the Company expects for mature store locations. As a result of the closure of eight stores with unexpired leases, the Company recorded an accrual in fiscal 2012 for the present value of remaining lease obligations and anticipated ancillary occupancy costs, net of estimated sublease income. Revisions to these projections for changes in estimated marketing times or sublease rates are made to the obligation as further information related to the actual terms and costs become available. The estimate was calculated using Level 2 fair value inputs of the GAAP hierarchy, which are defined as inputs not quoted in active markets, but are either directly or indirectly observable. The changes in the liability recorded for store closures for the nine months ended October 31, 2012 were as follows:

(in thousands)
Balance at January 31, 2012	$8,106
Accrual for closure	450
Change in estimate	(287)
Cash payments	(3,292)
Balance at October 31, 2012	$4,977

The change in estimate results from the favorable impact of the termination of a lease and is partially offset by changes in sublet assumptions for certain locations and accretion of the present value of the expected future rental payments. The cash payments include payments made for facility rent and related costs.

6.	Debt and Letters of Credit

The Company’s long-term debt consisted of the following at the period ended:

	October 31,	January 31,
(in thousands)	2012	2012
Asset-based revolving credit facility	$272,168	$313,250
Asset-backed notes, net of discount of $317	50,928	-
Real estate loan	7,506	7,826
Other long-term debt	383	628
Total debt	330,985	321,704
Less current portion of debt	51,589	726
Long-term debt	$279,396	$320,978

On September 26, 2012, the Company amended and restated its asset-based revolving credit facility with a syndicate of banks, increasing the capacity from $450 million to $525 million and extending the maturity date from July 2015 to September 2016. The Company’s asset-based revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The amended and restated credit facility bears interest at LIBOR plus a spread ranging from 275 basis points to 350 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. Additionally, the agreement contains cross-default provisions, such that, any default under another of the Company’s credit facilities would result in a default under this agreement, and any default under this agreement would result in a default under those agreements.

On April 30, 2012, the Company’s VIE issued $103.7 million of asset-backed notes which bear interest at 4.0% and were sold at a discount to deliver a 5.21% yield, before considering transaction costs. The principal balance of the notes, which are secured by certain customer receivables, is reduced on a monthly basis by collections on the underlying customer receivables after the payment of interest and other expenses of the VIE. While the final maturity for the notes is April 2016, the Company currently expects to repay any outstanding note balance in April 2013 and, therefore, has classified the outstanding principal within the current portion of long-term debt. Additionally, the notes include a prepayment incentive fee whereby if the notes are not repaid by the expected final principal payment date of April 15, 2013, the VIE will be required to pay, in addition to accrued interest on the notes, a monthly fee equal to an annual rate of 8.5% times the outstanding principal balance. The VIE’s borrowing agreement contains certain covenants, including the maintenance of a minimum net worth for the VIE. The VIE’s debt is secured by the customer accounts receivable that were transferred to it, which are included in customer accounts receivable and long-term portion of customer accounts receivable on the consolidated balance sheet. At October 31, 2012, the VIE held cash of $6.4 million from collections on underlying customer receivables which is classified within prepaid expenses and other assets on the consolidated balance sheet. The investors and the securitization trustee have no recourse to the Company’s other assets for failure of the VIE to pay the notes when due or any other of its obligations. Additionally, the VIE’s assets are not available to satisfy the Company’s obligations. The Company’s interests in the VIE are subordinate to the investors’ interests, and would not be paid if the VIE is unable to repay the amounts due. The ultimate realization of the Company’s interest is subject to credit, prepayment, and interest rate risks on the transferred financial assets. Net proceeds from the offering were used to repay borrowings under the Company’s asset-based revolving credit facility.

The Company was in compliance with its debt covenants at October 31, 2012.

As of October 31, 2012, the Company had immediately available borrowing capacity of approximately $157.5 million under its asset-based revolving credit facility, net of standby letters of credit issued, for general corporate purposes. The Company also had $91.0 million that may become available under its asset-based revolving credit facility if it grows the balance of eligible customer receivables and its total eligible inventory balances.

The Company’s asset-based revolving credit facility provides it the ability to utilize letters of credit to secure its deductibles under the Company’s property and casualty insurance programs and its obligations to remit payments collected as servicer of the VIE’s receivables, among other acceptable uses. At October 31, 2012, the Company had outstanding letters of credit of $4.3 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $4.3 million as of October 31, 2012.

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

8.	Segment Reporting

Financial information by segment is presented in the following tables for the three and nine months ended October 31, 2012 and 2011:
	Three Months Ended October 31, 2012			Three Months Ended October 31, 2011
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$151,663	$-	$151,663	$140,404	$-	$140,404
Repair service agreement commissions, net	12,183	-	12,183	10,602	-	10,602
Service revenues	3,477	-	3,477	3,950	-	3,950
Total net sales	167,323	-	167,323	154,956	-	154,956
Finance charges and other	340	38,738	39,078	60	31,607	31,667
Total revenues	167,663	38,738	206,401	155,016	31,607	186,623
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	105,688	-	105,688	112,844	-	112,844
Cost of service parts sold, including warehousing and occupancy cost	1,522	-	1,522	1,647	-	1,647
Selling, general and administrative expense(1)	47,275	13,935	61,210	45,899	13,902	59,801
Provision for bad debts(2)	229	13,220	13,449	135	26,265	26,400
Charges and credits	641	-	641	375	-	375
Total cost and expense	155,355	27,155	182,510	160,900	40,167	201,067
Operating income (loss)	12,308	11,583	23,891	(5,884)	(8,560)	(14,444)
Interest expense, net	-	4,526	4,526	-	3,919	3,919
Loss on extinguishment of debt	-	818	818	-	-	-
Other (income) expense, net	(3)	-	(3)	(5)	-	(5)
Income (loss) before income taxes	$12,311	$6,239	$18,550	$(5,879)	$(12,479)	$(18,358)

	Nine Months Ended October 31, 2012			Nine Months Ended October 31, 2011
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$459,804	$-	$459,804	$422,914	$-	$422,914
Repair service agreement commissions, net	35,930	-	35,930	29,449	-	29,449
Service revenues	10,181	-	10,181	11,650	-	11,650
Total net sales	505,915	-	505,915	464,013	-	464,013
Finance charges and other	857	107,916	108,773	678	100,940	101,618
Total revenues	506,772	107,916	614,688	464,691	100,940	565,631
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	325,041	-	325,041	324,774	-	324,774
Cost of service parts sold, including warehousing and occupancy cost	4,513	-	4,513	4,973	-	4,973
Selling, general and administrative expense(1)	139,832	40,415	180,247	132,009	43,411	175,420
Provision for bad debts(2)	630	34,208	34,838	469	42,646	43,115
Charges and credits	1,150	-	1,150	4,033	-	4,033
Total cost and expense	471,166	74,623	545,789	466,258	86,057	552,315
Operating income (loss)	35,606	33,293	68,899	(1,567)	14,883	13,316
Interest expense, net	-	13,159	13,159	-	18,479	18,479
Loss from early extinguishment of debt	-	818	818	-	11,056	11,056
Other (income) expense, net	(105)	-	(105)	81	-	81
Income (loss) before income taxes	$35,711	$19,316	$55,027	$(1,648)	$(14,652)	$(16,300)

(1)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $2.3 million and $1.7 million for the three months ended October 31, 2012 and 2011, respectively, and approximately $6.5 million and $6.0 million for the nine months ended October 31, 2012 and 2011, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $4.2 million and $3.8 million for the three months ended October 31, 2012 and 2011, respectively, and approximately $12.2 million and $11.7 million for the nine months ended October 31, 2012 and 2011, respectively.

(2)
Provision for bad debts for the three and nine months ended October 31, 2011 includes a pre-tax charge of $13.1 million due to the implementation of required accounting guidance related to Troubled Debt Restructuring.

9.	Subsequent Event

On November 27, 2012, the Company added an additional lender to its asset-based loan facility. As a result, total commitments under the facility increased $20.0 million to $545.0 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives.  Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to continue existing or offer new customer financing programs; changes in the delinquency status of our credit portfolio; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores and the updating of existing stores; technological and market developments and sales trends for our major product offerings; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets; and the other risks detailed from time-to-time in our United States Securities and Exchange Commission (“SEC”) reports, including but not limited to, our Annual Report on Form 10-K for our fiscal year ended January 31, 2012.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

General

We are a specialty retailer of durable consumer products, and we also provide credit to support our customers’ purchases of the products that we offer. We derive our revenue from two primary sources: retail sales and delivery of consumer goods, including sales of third-party repair service agreements; and our in-house customer credit program, including sales of credit insurance products. We operate a highly integrated and scalable business through our retail stores and our website, providing our customers with a broad range of brand name products, in-house and third-party financing options, next-day delivery capabilities, and product repair service through well-trained and knowledgeable sales, credit and service personnel.

We currently operate 66 retail locations with 57 stores in Texas, six in Louisiana, two in Oklahoma and one in New Mexico. The Company’s primary product categories include:

•	Home appliance, including refrigerators, freezers, washers, dryers, dishwashers, ranges and window room air conditioners;
•	Furniture and mattress, including furniture for the living room, dining room, bedroom and related accessories and mattresses;
•	Consumer electronic, including LCD, LED, 3-D and plasma televisions, camcorders, digital cameras, Blu-ray players, video game equipment, portable audio and home theater products; and
•	Home office, including desktop and notebook computers, tablets, printers and computer accessories.

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

Operational Changes and Operating Environment

We have implemented, continued to focus on, or modified operating initiatives that we believe should positively impact future results, including:

•
Opening expanded Conn’s HomePlus stores in new markets. We opened one new store in Waco, Texas in June, another new store in Albuquerque, New Mexico in November and plan to open three additional stores in the fourth quarter of fiscal year 2013 - two in new markets;

•	Remodeling existing stores utilizing the new Conn’s HomePlus format to increase retail square footage and improve our customers shopping experience;

•	Expanding and enhancing our product offering of higher-margin furniture and mattresses;

•	Focusing on higher-price, higher-margin products to improve operating performance;

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

•
Augmenting our credit offerings through the use of third-party consumer credit providers to provide flexible financing options to meet the varying needs of our customers, while focusing the use of our credit program to offer credit to customers where third-party programs are not available; and

•
Limiting the number of months an account can be re-aged and reducing the period of time a delinquent account can remain outstanding before it is charged off. Additionally, we have shortened contract terms for higher-risk products and smaller-balances originated. We have increased credit lines to higher credit scored customers to allow them to purchase additional products given our furniture and mattress offerings expansion. In total, these changes are expected to continue to improve the performance of our portfolio and increase the cost-effectiveness of our collections operation.

While we have benefited from our operations being concentrated in the Texas, Louisiana and Oklahoma region in the past, continued weakness in the national and state economies, including instability in the financial markets and the volatility of oil and natural gas prices, have and will present significant challenges to our operations in the coming quarters.

Customer Receivable Portfolio Data

The following tables present, for comparison purposes, information about our credit portfolios (dollars in thousands, except average outstanding customer balance).

	As of October 31,
	2012	2011
Total outstanding balance	$683,744	$605,650
Percent of total outstanding balances represented by balances over 36 months old(1)	1.1%	2.8%
Percent of total outstanding balances represented by balances over 48 months old(1)	0.3%	0.6%
Average outstanding customer balance	$1,479	$1,281
Number of active accounts	462,200	472,791
Account balances 60+ days past due(2)	$47,691	$47,653
Percent of balances 60+ days past due to total outstanding balance	7.0%	7.9%
Total account balances reaged(2)	$77,837	$97,149
Percent of re-aged balances to total outstanding balance	11.4%	16.0%
Account balances re-aged more than six months	$20,225	$44,926
Percent of total bad debt allowance to total outstanding customer receivable balance	6.5%	8.5%
Percent of total outstanding balance represented by promotional receivables	23.5%	11.2%

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Weighted average credit score of outstanding balances	603	602	603	602
Total applications processed	198,617	166,257	565,036	515,326
Weighted average origination credit score of sales financed	616	619	615	623
Total applications approved	52.3%	59.6%	56.6%	57.3%
Average down payment	2.8%	4.6%	3.4%	6.1%
Average total outstanding balance	$674,517	$603,975	$652,868	$623,514
Bad debt charge-offs (net of recoveries)(3)	$12,866	$7,466	$40,024	$34,435
Percent of bad debt charge-offs (net of recoveries) to average outstanding balance, annualized(3)	7.6%	4.9%	8.2%	7.4%
Payment rate	5.3%	5.4%	5.5%	5.8%
Percent of retail sales paid for by:
Third party financing	14.5%	14.1%	14.3%	11.4%
In-house financing, including down payment received	72.3%	62.1%	69.5%	57.9%
Third party rent-to-own options	3.7%	3.8%	3.5%	3.9%
Total	90.5%	80.0%	87.3%	73.2%

(1)	Includes installment accounts only. Balances included in over 48 months old totals are also included in balances over 36 months old totals.
(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.
(3)	On July 31, 2011, we revised our charge-off policy to require an account that is delinquent more than 209 days at month end to be charged-off.

Historical Static Loss Table

The following static loss analysis calculates the cumulative percentage of balances charged off, based on the year the credit account was originated and the period the balance was charged off. The percentage computed below is calculated by dividing the cumulative net amount charged off since origination by the total balance of accounts originated during the applicable fiscal year. The net charge-off was determined by estimating, on a pro rata basis, the amount of the recoveries received during a period that was allocable to the applicable origination period.

	Cumulative loss rate as a % of balance originated(a)
Fiscal Year	Fiscal years from origination
of Origination	0	1	2	3	4	5	6	Terminal(b)
2005	0.3%	1.7%	3.4%	4.3%	4.7%	4.9%	5.0%	5.0%
2006	0.3%	1.9%	3.6%	4.8%	5.4%	5.7%	5.7%	5.7%
2007	0.2%	1.7%	3.5%	4.6%	5.4%	5.6%	5.6%
2008	0.2%	1.8%	3.6%	5.0%	5.7%	5.8%
2009	0.2%	2.0%	4.6%	6.0%	6.6%
2010	0.2%	2.4%	4.5%	5.8%
2011	0.4%	2.6%	4.8%
2012	0.2%	2.3%

(a)
The most recent percentages in years from origination 1 through 6 include loss data through October 31, 2012, and are not comparable to prior fiscal year accumulated net charge-off percentages in the same column.

(b)	The terminal loss percentage presented represents the point at which that pool of loans has reached its maximum loss rate.

Results of Operations

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

Consolidated

	Three Months Ended			Nine Months Ended
	October 31,			October 31,
(in thousands)	2012	2011	Change	2012	2011	Change
Revenues
Product sales	$151,663	$140,404	$11,259	$459,804	$422,914	$36,890
Repair service agreement commissions, net	12,183	10,602	1,581	35,930	29,449	6,481
Service revenues	3,477	3,950	(473)	10,181	11,650	(1,469)
Total net sales	167,323	154,956	12,367	505,915	464,013	41,902
Finance charges and other	39,078	31,667	7,411	108,773	101,618	7,155
Total revenues	206,401	186,623	19,778	614,688	565,631	49,057
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	105,688	112,844	(7,156)	325,041	324,774	267
Cost of service parts sold, including warehousing and occupancy cost	1,522	1,647	(125)	4,513	4,973	(460)
Selling, general and administrative expens(1)	61,210	59,801	1,409	180,247	175,420	4,827
Provision for bad debts(2)	13,449	26,400	(12,951)	34,838	43,115	(8,277)
Charges and credits	641	375	266	1,150	4,033	(2,883)
Total cost and expenses	182,510	201,067	(18,557)	545,789	552,315	(6,526)
Operating income	23,891	(14,444)	38,335	68,899	13,316	55,583
Interest expense, net	4,526	3,919	607	13,159	18,479	(5,320)
Loss on extinguishment of debt	818	-	818	818	11,056	(10,238)
Other (income) expense, net	(3)	(5)	2	(105)	81	(186)
Income (loss) before income taxes	18,550	(18,358)	36,908	55,027	(16,300)	71,327
Provision (benefit) for income taxes	6,765	(5,635)	12,400	20,080	(4,876)	24,956
Net income (loss)	$11,785	$(12,723)	$24,508	$34,947	$(11,424)	$46,371

Retail Segment
	Three Months Ended			Nine Months Ended
	October 31,			October 31,
(in thousands)	2012	2011	Change	2012	2011	Change
Revenues
Product sales	$151,663	$140,404	$11,259	$459,804	$422,914	$36,890
Repair service agreement commissions, net	12,183	10,602	1,581	35,930	29,449	6,481
Service revenues	3,477	3,950	(473)	10,181	11,650	(1,469)
Total net sales	167,323	154,956	12,367	505,915	464,013	41,902
Finance charges and other	340	60	280	857	678	179
Total revenues	167,663	155,016	12,647	506,772	464,691	42,081
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	105,688	112,844	(7,156)	325,041	324,774	267
Cost of service parts sold, including warehousing and occupancy cost	1,522	1,647	(125)	4,513	4,973	(460)
Selling, general and administrative expense(1)	47,275	45,899	1,376	139,832	132,009	7,823
Provision for bad debts	229	135	94	630	469	161
Charges and credits	641	375	266	1,150	4,033	(2,883)
Total cost and expenses	155,355	160,900	(5,545)	471,166	466,258	4,908
Operating income (loss)	12,308	(5,884)	18,192	35,606	(1,567)	37,173
Other (income) expense, net	(3)	(5)	2	(105)	81	(186)
Income (loss) before income taxes	$12,311	$(5,879)	$18,190	$35,711	$(1,648)	$37,359

Credit Segment

	Three Months Ended.			Nine Months Ended
	October 31,			October 31,
(in thousands)	2012	2011	Change	2012	2011	Change
Revenues
Finance charges and other	$38,738	$31,607	$7,131	$107,916	$100,940	$6,976
Cost and expenses
Selling, general and administrative expense(1)	13,935	13,902	33	40,415	43,411	(2,996)
Provision for bad debts(2)	13,220	26,265	(13,045)	34,208	42,646	(8,438)
Total cost and expenses	27,155	40,167	(13,012)	74,623	86,057	(11,434)
Operating income (loss)	11,583	(8,560)	20,143	33,293	14,883	18,410
Interest expense	4,526	3,919	607	13,159	18,479	(5,320)
Loss on extinguishment of debt	818	-	818	818	11,056	(10,238)
Income (loss) before income taxes	$6,239	$(12,479)	$18,718	$19,316	$(14,652)	$33,968

(1)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $2.3 million and $1.7 million for the three months ended October 31, 2012 and 2011, respectively, and approximately $6.5 million and $6.0 million for the nine months ended October 31, 2012 and 2011, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $4.2 million and $3.8 million for the three months ended October 31, 2012 and 2011, respectively, and approximately $12.2 million and $11.7 million for the nine months ended October 31, 2012 and 2011, respectively.

(2)
Credit segment provision for bad debts for the three and nine months ended October 31, 2011 includes a pre-tax charge of $13.1 million due to the implementation of required accounting guidance related to Troubled Debt Restructuring.

Segment Overview

The following provides an overview of our retail and credit segment operations for the three and nine months ended October 31, 2012.  A detailed explanation of the changes in our operations for the comparative periods is included below.

Retail Segment

•
Revenues were $167.7 million for the quarter ended October 31, 2012, an increase of $12.6 million, or 8.2%, from the prior-year period. The increase in revenues during the quarter was primarily driven by higher demand for furniture and mattresses, tablets and lawn equipment. On a same store basis, revenues for the current quarter rose 12.6% over the prior-year period. Reported revenues for the three months ended October 31, 2012 also reflects the benefit of the completion of 15 store remodels over the past 12 months and the opening of a Conn’s HomePlus store in Waco, Texas in June of 2012. This growth in sales was partially offset by store closures and the decline in unit sales due to the focus on higher price-point product offerings. Revenues for the nine months ended October 31, 2012 were $506.8 million, an increase of 9.1% over the prior-year level and driven by same store sales growth of 17.2%.

•
Retail gross margin was 35.5% for the quarter ended October 31, 2012, an increase of 10.2 percentage points over the 25.3% reported in the comparable quarter last year. The prior-year quarter included an inventory reserve adjustment, which increased cost of goods sold by $4.7 million and decreased reported retail gross margin by 300 basis points. Excluding this adjustment, retail gross margin rose 720 basis points year-over-year driven by margin expansion within each of the major product categories.  Additionally, results were favorably influenced by sales mix, with the 31.7% increase in higher-margin furniture and mattress sales outpacing the overall growth realized in the other product categories. The broad margin improvement across all categories was driven by the continued focus on higher price-point, higher margin products and sourcing opportunities. Retail gross margin was 34.4% for the nine months ended October 31, 2012, an improvement of 620 basis points over the prior-year period. After excluding the $4.7 million fiscal 2012 inventory reserve adjustment, retail gross margin rose 520 basis points over the prior-year period. This margin expansion reflects a favorable shift in product mix and margin expansion in each of the product categories.

•
Selling, general and administrative (“SG&A”) expense was $47.3 million for the quarter ended October 31, 2012, an increase of $1.4 million, or 3.0%, over the quarter ended October 31, 2011. The SG&A expense increase was primarily due to higher sales-driven compensation costs and advertising expenses, partially offset by a reduction in depreciation and facility-related expenses. As a percent of segment revenues, SG&A expense declined 140 basis points to 28.2% in the current period from 29.6% in the prior-year quarter. For the nine months ended October 31, 2012, SG&A expense was $139.8 million, an increase of $7.8 million from the prior-year period. SG&A expense as a percent of segment revenues declined 80 basis points to 27.6% attributable to the leveraging effect of higher total revenues.

Credit Segment

•
Revenues were $38.7 million for the three months ended October 31, 2012, an increase of $7.1 million, or 22.6%, from the prior-year quarter.  The increase reflects the impact of year-over-year growth of 11.7% in the average balance of the portfolio as well as an increase in portfolio interest and fee yield to 19.3%. Revenues for the nine months ended October 31, 2012 were $107.9 million, an increase of $7.0 million, primarily due to the impact of a 4.7% increase year-over-year in the average portfolio balance.

•
SG&A expense for the credit segment was $13.9 million for the quarter ended October 31, 2012, relatively unchanged from the same quarter last year. SG&A expense as a percent of revenues was 36.0% in the current year period, which compares to 44.0% in the prior-year period. For the nine months ended October 31, 2012, SG&A expense was $40.4 million, or 37.5% of revenues, versus $43.4 million, or 43.0% of revenues, in the comparable prior-year period. On a dollar basis, SG&A decreased by $3.0 million in the current period due to reduced compensation and related expenses.

•
Provision for bad debts was $13.2 million for the three months ended October 31, 2012, a decrease of $13.0 million from the prior-year quarter. The year-over-year decrease is attributable to the $13.1 million impact in the prior year of required adoption of accounting guidance related to Troubled Debt Restructuring and our implementation of stricter re-aging and charge-off policies in the second and third quarters of fiscal 2012. The provision for bad debts was $34.2 million for the nine months ended October 31, 2012, a decrease of $8.4 million over the prior-year period. This decrease also reflects the effect of the implementation of the required TDR accounting guidance and the re-age and charge-off policy modifications.

•
Net interest expense for the quarter ended October 31, 2012 was $4.5 million, an increase of $0.6 million from the prior-year period, which was due to an increase in the effective interest rate with the issuance of the asset-backed notes in April of 2012 and a 7.7% increase in average level of debt outstanding. For the nine months ended October 31, 2012, net interest expense totaled $13.2 million, a decrease of $5.3 million from the prior-year period, which was attributable to the decline in the overall effective interest rate.

Three Months Ended October 31, 2012 Compared to Three Months Ended October 31, 2011

	Three Months Ended
	October 31,
(in thousands)	2012	2011	Change
Total net sales	$167,323	$154,956	$12,367
Finance charges and other	39,078	31,667	7,411
Total Revenues	$206,401	$186,623	$19,778

The following table provides an analysis of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales.

	Three Months ended October 31,					%	Same store
	2012	% of Total	2011	% of Total	Change	Change	% change
(in thousands, except for pencentages)
Home appliance	$48,499	29.0%	$46,993	30.4%	$1,506	3.2%	6.4%
Furniture and mattress	32,346	19.3	24,567	15.9	7,779	31.7	34.0
Consumer electronic	47,082	28.1	50,073	32.3	(2,991)	(6.0)	(3.2)
Home office	16,169	9.7	13,242	8.5	2,927	22.1	27.5
Other	7,567	4.5	5,529	3.6	2,038	36.9	59.8
Product sales	151,663	90.6	140,404	90.7	11,259	8.0	11.5

Repair service agreement commissions	12,183	7.3	10,602	6.8	1,581	14.9	23.1
Service revenues	3,477	2.1	3,950	2.5	(473)	(12.0)
Total net sales	$167,323	100.0%	$154,956	100.0%	$12,367	8.0%	12.6%

The following provides a summary of items impacting the Company’s product categories during the quarter, compared to the same quarter in the prior fiscal year:

•
Home appliance sales rose during the quarter, attributable to a 24.4% increase in the average selling price and partially offset by a 17.4% decline in unit volume. Approximately one-quarter of the unit sales decrease was attributable to the previous store closures. On a same store basis, laundry sales rose 14.9%, refrigeration sales increased 3.6% and cooking sales increased 24.7%. Milder temperatures resulted in a 26.0% decline in room air conditioner sales;

•
The continued growth in furniture and mattress sales was driven by enhanced presentation, product selection and increased promotional activity.  The reported increase was tempered by the impact of previous store closures;

-	Furniture same store sales growth reflects a 16.4% increase in unit sales and a 15.2% increase in the average sales price;
-
Mattress same store sales also grew, driven by a favorable shift in product mix from the Company’s decision to discontinue offering low price-point products. As a result, on a same store basis, the average mattress selling price increased 41.6% and was partially offset by a 5.4% decline in unit volume;

•
Consumer electronic sales declined slightly due to the emphasis of higher price-point televisions and the previous store closures. Same store unit sales of televisions with a screen size of 50 inches or above increased 5.9% over the prior-year quarter, driving a 10.5% increase in average selling price; and

•
Home office sales growth resulted from the expansion of tablet sales, as well as a 28.2% increase in the average selling price of computers. The reported growth was partially offset by the impact of store closures, a reduction in computer unit volume and lower sales of accessory items.

	Three Months Ended
	October 31,
(in thousands)	2012	2011	Change
Interest income and fees	$32,458	$27,222	$5,236
Insurance commissions	6,280	4,385	1,894
Other income	340	60	281
Finance charges and other	$39,078	$31,667	$7,411

Interest income and fees and insurance commissions are included in the finance charges and other for the credit segment, while other income is included in finance charges and other for the retail segment.

Interest income and fees of the credit segment increased over the prior-year level primarily driven by an 11.7% increase  in the average balance of the portfolio and the effect of a $1.0 million increase in reserves for uncollectible interest for the three months ended October 31, 2011 resulting from the prior-year adoption of TDR accounting guidance. Portfolio interest and fee yield increased to 19.3% from 18.0% in the third quarter of fiscal 2012. The increase in insurance commissions was primarily related to the increase in retail sales.

The following table provides key portfolio performance information for the three months ended October 31, 2012 and 2011:

	Three Months Ended
	October 31,
	2012	2011
(in thousands, except percentages)

Interest income and fees (a)	$32,458	$27,222
Net charge-offs	(12,866)	(7,466)
Borrowing costs (b)	(4,526)	(3,919)
Net portfolio yield	$15,066	$15,837

Average portfolio balance	$674,517	$603,975
Interest income and fee yield % (annualized)	19.3%	18.0%
Net charge-off % (annualized)	7.6%	4.9%

(a)	Included in finance charges and other.
(b)	Included in interest expense.

	Three Months Ended
	October 31,
(in thousands, except percentages)	2012	2011	Change
Cost of goods sold	$105,688	$112,844	(7,156)
Product gross margin percentage	30.3%	19.6%

Product gross margin rose 1070 basis points as a percent of product sales from the quarter ended October 31, 2011.  The expansion in product gross margin primarily reflects a favorable shift in our relative product sales mix.  The year-over-year comparison was also influenced by an increase in the inventory valuation reserve of $4.7 million during the quarter ended October 31, 2011.

	October 31,
(in thousands, except percentages)	2012	2011	Change
Cost of service parts sold	$1,522	$1,647	$(125)
As a percent of service revenues	43.8%	41.7%

Cost of service parts sold declined due to a $0.5 million reduction in service revenues.

	Three Months Ended
	October 31,
(in thousands, except percentages)	2012	2011	Change
Selling, general and administrative expense - Retail	$47,275	$45,899	$1,376
Selling, general and administrative expense - Credit	13,935	13,902	33
Selling, general and administrative expense - Consolidated	$61,210	$59,801	$1,409
As a percent of total revenues	29.7%	32.0%

For the three months ended October 31, 2012, the increase in SG&A expense was driven by higher sales-related compensation partially offset by the impact of previous store closures. The improvement in our SG&A expense as a percentage of total revenues was largely attributable to the leveraging effect of higher total revenues.

The SG&A expense increase in the retail segment was primarily due to higher sales-driven compensation costs and advertising expenses, partially offset by a reduction in depreciation and facility-related expenses. As a percent of segment revenues, SG&A expense declined 140 basis points to 28.2% in the current period from 29.6% in the prior-year quarter.

The SG&A expense for the credit segment was relatively unchanged from the same quarter last year. SG&A expense as a percent of revenues was 36.0% in the current year period, which compares to 44.0% in the prior-year period.

	Three Months Ended
	October 31,
(in thousands, except percentages)	2012	2011	Change
Provision for bad debts	$13,449	$26,400	$(12,951)
As a percent of average portfolio balance (annualized)	8.0%	17.5%

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $0.2 million and $0.1 million for the periods ended October 31, 2012 and 2011, respectively, included in the results of operations for the retail segment.

The year-over-year comparison is influenced by the impact of a pre-tax charge to provision for bad debts of $13.1 million, net of previously provided reserves, in connection with the required adoption of new accounting guidance related to Troubled Debt Restructuring. Excluding this charge, the provision increased by $0.2 million.

	Three Months Ended
	October 31,
(in thousands)	2012	2011	Change
Costs related to relocation	$641	$-	$641
Costs related to store closings	-	(313)	313
Impairment of long-lived assets	-	688	(688)
Charges and credits	$641	$375	$266

The Company relocated certain of its corporate operations from Beaumont to The Woodlands, Texas in the third quarter of fiscal year 2013. The Company incurred $0.6 million in pre-tax costs in connection with the relocation.

During the third quarter of fiscal 2012, the Company revised its estimate of previously provided reserves for future lease obligations of closed stores and recorded a pre-tax credit of $0.3 million. Additionally, the Company recorded a pre-tax impairment charge of $0.7 million related to certain assets associated with non-performing stores.

	Three Months Ended
	October 31,
(in thousands)	2012	2011	Change
Interest expense	$4,526	$3,919	$607

Interest expense for the three months ended October 31, 2012 increased by $0.6 million from the prior-year period primarily due to an increase in the effective interest rate with the issuance of the asset-backed notes in April of 2012 and a 7.7% increase in average level of debt outstanding. The entirety of our interest expense is included in the results of operations of the credit segment.

	Three Months Ended
	October 31,
(in thousands)	2012	2011	Change
Loss on extinguishment of debt	$818	$-	$(818)

The Company amended and restated its asset-based loan facility with a syndicate of banks on September 26, 2012.  In connection with the transaction, the Company expensed $0.8 million in previously deferred transaction costs associated with lenders which are no longer in the current syndicate of banks. This amount is included in the results of operations of the credit segment.

	Three Months Ended
	October 31,
(in thousands, except percentages)	2012	2011	Change
Provision (benefit) for income taxes	$6,765	$(5,635)	$12,400
As a percent of income before income taxes	36.5%	30.7%

The provision for income taxes increased due to the year-over-year improvement in profitability. The improvement in profitability also drove the change in the effective tax rate in the current period due to the impact of the Texas margin tax, which is based on gross margin and is not affected by changes in income before income taxes.

Nine Months Ended October 31, 2012 Compared to Nine Months Ended October 31, 2011

	Nine Months Ended
	October 31,
(in thousands)	2012	2011	Change
Total net sales	$505,915	$464,013	$41,902
Finance charges and other	108,773	101,618	7,155
Total Revenues	$614,688	$565,631	$49,057

The following table provides an analysis of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales.

	Nine Months Ended October 31,					%	Same store
	2012	% of Total	2011	% of Total	Change	Change	% change
(in thousands, except for percertages)
Home appliance	$148,716	29.4%	$143,604	30.9%	$5,112	3.6%	9.9%
Furniture and mattress	92,735	18.3	67,898	14.6	24,837	36.6	44.2
Consumer electronic	146,119	28.9	155,612	33.5	(9,493)	(6.1)	0.3
Home office	42,755	8.5	35,078	7.6	7,677	21.9	29.5
Other	29,479	5.8	20,722	4.5	8,757	42.3	68.6
Product sales	459,804	90.9	422,914	91.1	36,890	8.7	15.8

Repair service agreement commissions	35,930	7.1	29,449	6.4	6,481	22.0	31.6
Service revenues	10,181	2.0	11,650	2.5	(1,469)	(12.6)
Total net sales	$505,915	100.0%	$464,013	100.0%	$41,902	9.0%	17.2%

The following provides a summary of items impacting the Company’s product categories during the period, compared to the same period in the prior fiscal year:

•
Home appliance sales increased during the period on a 25.9% increase in the average selling price, partially offset by a 17.5% decrease in unit sales. Approximately one-third of the unit sales decline was attributable to previous store closures. On a same store basis, laundry sales were up 16.8%, refrigeration sales were up 8.7% and cooking sales were up 24.8%. Milder temperatures drove a 23.1% decrease in room air conditioner sales;

•
The growth in furniture and mattress sales was driven by enhanced displays, product selection and increased promotional activity.  The reported increase was moderated by the impact of store closures. Furniture same store sales growth was driven by a 22.1% increase in the average sales price and an 18.7% increase in unit sales.  Mattress same store sales also increased reflecting a favorable shift in product mix with the Company’s decision to discontinue offering low price-point products. The average mattress selling price was up 61.3%, while unit volume declined 11.9% on a same store basis; and

•
Consumer electronic sales decreased due primarily to previous store closures. On a same store basis, sales increased 0.3% with growth in television, home theater and audio sales offset by a reduction in gaming hardware and accessory item sales. With the Company’s decision not to compete for low-priced, low-margin television sales during the current year, the same store average selling price for televisions increased 27.0%, while unit sales declined 20.6%; and

•
Home office sales grew primarily as a result of the expansion of tablet sales and a 26.6% increase in the average selling price of computers, partially offset by the impact of store closures, a decline in computer unit volume and lower sales of accessory items.

	Nine Months Ended
	October 31,
(in thousands)	2012	2011	Change
Interest income and fees	$90,915	$87,514	$3,401
Insurance commissions	17,001	13,426	3,575
Other income	857	678	179
Finance charges and other	$108,773	$101,618	$7,155

Interest income and fees and insurance commissions are included in the finance charges and other for the credit segment, while other income is included in finance charges and other for the retail segment.

The increase in interest income and fees of the credit segment was driven primarily by growth in the average portfolio balance and the effect of a $1.0 million increase in reserves for uncollectible interest for the three months ended October 31, 2011 resulting from the prior-year adoption of TDR accounting guidance. The increase in insurance commissions was primarily related to the increase in retail sales.

The following table provides key portfolio performance information for the nine months ended October 31, 2012 and 2011:

	Nine Months Ended
	October 31,
	2012	2011
(in thousands, except percentages)
Interest income and fees (a)	$90,915	$87,514
Net charge-offs	(40,024)	(34,435)
Borrowing costs (b)	(13,159)	(18,479)
Net portfolio yield	$37,732	$34,600

Average portfolio balance	$652,868	$623,514
Interest income and fee yield % (annualized)	18.6%	18.7%
Net charge-off % (annualized)	8.2%	7.4%

(a)	Included in finance charges and other.
(b)	Included in interest expense.

	Nine Months Ended
	October 31,
(in thousands, except percentages)	2012	2011	Change
Cost of goods sold	$325,041	$324,774	$267
Product gross margin percentage	29.3%	23.2%

Product gross margin increased 610 basis points as a percent of product sales from the nine months ended October 31, 2011 primarily due a favorable shift in our relative product mix. The year-over-year comparison was also influenced by an increase in the inventory valuation reserve of $4.7 million during the quarter ended October 31, 2011.

	Nine Months Ended
	October 31,
(in thousands, except percentages)	2012	2011	Change
Cost of service parts sold	$4,513	$4,973	$(460)
As a percent of service revenues	44.3%	42.7%

Cost of service parts sold decreased primarily due to a $1.5 million decline in service revenues.

	Nine Months Ended
	October 31,
(in thousands, except percentages)	2012	2011	Change
Selling, general and administrative expense - Retail	$139,832	$132,009	$7,823
Selling, general and administrative expense - Credit	40,415	43,411	(2,996)
Selling, general and administrative expense - Consolidated	$180,247	$175,420	$4,827
As a percent of total revenues	29.3%	31.0%

For the nine months ended October 31, 2012, the SG&A increase was driven by the higher retail sales. These increases were partially offset by reductions in depreciation and occupancy expense, credit personnel costs and reduced credit card fees. The improvement in SG&A expense as a percentage of total revenues was largely attributable to the leveraging effect of higher total revenues.

The SG&A expense in the retail segment increased primarily due to an increase in sales-driven compensation expense and increased advertising, partially offset by reduction in costs related to the reduced store count. SG&A expense as a percent of segment revenues declined 80 basis points to 27.6% attributable to the leveraging effect of higher total revenues.

The SG&A expense in the credit segment declined primarily due to reduced compensation and related expenses. SG&A expense as a percent of segment revenues was 37.5% of revenue in the current year period compared to 43.0% in the comparable prior-year period.

	Nine Months Ended
	October 31,
(in thousands, except percentages)	2012	2011	Change
Provision for bad debts	$34,838	$43,115	$(8,277)
As a percent of average portfolio balance (annualized)	7.1%	9.2%

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $0.6 million and $0.5 million for the periods ended October 31, 2012 and 2011, respectively, included in the results of operations for the retail segment.

The year-over-year comparison is influenced by the impact of a pre-tax charge to provision for bad debts of $13.1 million, net of previously provided reserves, in connection with the required adoption of new accounting guidance related to Troubled Debt Restructuring. Excluding this charge, the provision increased by $4.8 million driven by growth in the overall portfolio balance.

	Nine Months Ended
	October 31,
(in thousands)	2012	2011	Change
Costs related to relocation	$987	$-	$987
Costs related to store closings	163	3,345	(3,182)
Impairment of property and equipment	-	688	(688)
Charges and credits	$1,150	$4,033	$(2,883)

The Company relocated certain of its corporate operations from Beaumont to The Woodlands, Texas in the third quarter of fiscal year 2013. The Company incurred $1.0 million in pre-tax costs in connection with the relocation during the nine-month period ended October 31, 2012.

The Company has closed a number of underperforming retail locations.  In connection with these closures, the Company provided reserves for future lease obligation and adjusts such obligations as more information becomes available.  During the nine months ended October 31, 2012 and 2011, the Company incurred charges of $0.2 million and $3.3 million, respectively. Additionally, the Company recorded a pre-tax impairment charge of $0.7 million related to certain assets associated with non-performing stores during the nine months ended October 31, 2011.

	Nine Months Ended October 31,
(in thousands)	2012	2011	Change
Interest expense	$13,159	$18,479	$(5,320)

Interest expense for the nine months ended October 31, 2012 decreased by $5.3 million from the prior-year period primarily due to the refinancing of higher interest borrowings in the prior period. The entirety of our interest expense is included in the results of operations of the credit segment.

	Nine Months Ended
	October 31,
(in thousands)	2012	2011	Change
Loss on extinguishment of debt	$818	$11,056	$10,238

The Company amended and restated its asset-based loan facility with a syndicate of banks on September 26, 2012.  In connection with the transaction, the Company expensed $0.8 million in previously deferred transaction costs associated with lenders which are no longer in the current syndicate of banks. This amount is included in the results of operations of the credit segment.

On July 28, 2011, we extinguished an existing term loan with proceeds from a new real estate loan and borrowings under our expanded revolving credit facility. We recorded a charge of $11.1 million during the period including the prepayment premium of $4.8 million, write-off of the unamortized original issue discount of $5.4 million and term loan deferred financing costs of $0.9 million. This amount is included in the results of operations of the credit segment.

	Nine Months Ended October 31,
(in thousands, except percentages)	2012	2011	Change
Provision (benefit) for income taxes	$20,080	$(4,876)	$24,956
As a percent of income before income taxes	36.5%	29.9%

The provision for income taxes increased due to the year-over-year improvement in profitability. The improvement in profitability also drove the change in the effective tax rate in the current period due to the impact of the Texas margin tax, which is based on gross margin and is not affected by changes in income before income taxes.

Liquidity and Capital Resources

Cash flow

Operating activities

During the nine months ended October 31, 2012, net cash provided by operating activities was $14.6 million, which compares to $74.9 million provided during the prior-year period. The year-over-year improvement in operating performance was more than offset by the use of cash to fund an $84.8 million increase in customer accounts receivable during the nine months ended October 31, 2012 as compared to cash provided by a decrease in customer receivables of $26.4 million in the nine months ended October 31, 2011. In the current-year period, the impact of investments in inventory was offset by an increase in accounts payable.

Investing activities

Net cash used in investing activities increased to $21.0 million in the nine months ended October 31, 2012, as compared to $2.3 million in the nine months ended October 31, 2011, primarily due to expenditures for store remodels and relocations. We expect during the next twelve months to invest between $25 million and $30 million, net of tenant allowances, in capital expenditures for new stores, remodels and other projects. We expect to fund these estimated capital expenditures with cash from operations, borrowings under our asset-based revolving credit facility and tenant allowances from landlords.

Financing activities

Net cash provided by financing activities was $4.4 million for the nine months ended October 31, 2012, compared to net cash used in financing activities of $77.0 million during the nine months ended October 31, 2011. During the nine months ended October 31, 2012, we used net cash provided by operations and net proceeds from our VIE’s bond issuance to pay down outstanding balances under our asset-based revolving credit facility.

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

We currently have an asset-based revolving credit facility with capacity of $545 million that matures in September 2016. The facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The credit facility bears interest at LIBOR plus a spread ranging from 275 basis points to 350 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The leverage ratio covenant requirement is a required maximum of 2.00 to 1.00. The fixed charge coverage ratio requirement is a minimum of 1.10 to 1.00. We expect, based on current facts and circumstances, that we will be in compliance with the above covenants for the next 12 months. The weighted average interest rate on borrowings outstanding under the asset-based revolving credit facility was 3.4% at October 31, 2012.

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

The weighted average effective interest rate on borrowings outstanding under all our credit facilities for the three months ended October 31, 2012 was 5.6%, including the interest expense associated with our interest rate caps and amortization of deferred financing costs.

A summary of the significant financial covenants that govern our credit facility compared to our actual compliance status at October 31, 2012, is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum	1.85 to 1.00	1.10 to 1.00
Total liabilities to tangible net worth ratio must be lower than required maximum	1.15 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed stated amount	5.26%	4.74%
Capital expenditures, net must be lower than stated amount	$23.1 million	$40.0 million

Note: All terms in the above table are defined by the revolving credit facility and may or may not agree directly to the financial statement captions in this document. The covenants are required to be calculated quarterly on a trailing twelve month basis, except for the Cash recovery percentage, which is calculated monthly on a trailing three month basis.

As of October 31, 2012, we had immediately available borrowing capacity of $157.5 million under our asset-based revolving credit facility, net of standby letters of credit issued of $4.3 million, available to us for general corporate purposes before considering extended vendor terms for purchases of inventory. In addition to the $157.5 million currently available under the revolving credit facility, an additional $91.0 million may become available if we grow the balance of eligible customer receivables and total eligible inventory balances. Payments received on customer receivables averaged approximately $42.3 million per month during the three months ended October 31, 2012. Payments received on receivables used as collateral for the revolving credit facility averaged $36.1 million and are available each month to fund new customer receivables generated. Once the VIE’s notes are retired, we would expect all payments to be available to fund new customer receivables.

We intend to continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and transfers of customer receivables to asset-backed securitization facilities. Based on our current operating plans, we believe that cash generated from operations, available borrowings under our revolving credit facility, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements, and transfers of customer receivables to asset-based securitization facilities will be sufficient to fund our operations, store expansion and updating activities and capital programs for at least the next 12 months, subject to continued compliance with the covenants in our debt and other credit arrangements. Additionally, if there is a default under any of the facilities that is not waived by the various lenders, it could result in the requirement to immediately repay of all amounts owed under our credit facilities, as all of the facilities have cross-default provisions that would result in default under all of the facilities if there is a default under any one of the facilities. If the repayment of amounts owed under our debt and other credit arrangements is accelerated for any reason, we may not have sufficient cash and liquid assets at such time to be able to immediately repay all the amounts owed under the facilities.

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

Interest Rate Risk Management

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

For the nine months ended October 31, 2012, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described below before making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should also refer to the other information included in this report, including our consolidated financial statements and related notes.

We may not be able to open and profitably operate new stores in existing, adjacent and new geographic markets.    We reinstated our new store opening program during fiscal year 2013. We have opened two stores and have plans to open three more new stores in fiscal year 2013. New stores may not be profitable on an operating basis during the first months after they open and even after that time period may not be profitable or meet our goals. Any of these circumstances could have a material adverse effect on our financial results. There are a number of factors that could affect our ability to open and operate new stores consistent with our business plan, including:

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

These factors may also affect the ability of any newly opened stores to achieve sales and profitability levels comparable with our existing stores or to become profitable at all. As a result, we may determine that we need to close additional stores or reduce the hours of operation in some stores, which could materially adversely impact our business, financial condition, operating results or cash flows, as we may incur additional expenses and non-cash write-offs related to closing a store and settling our remaining lease obligations and our initial investment in fixed assets and related store costs.

We may not successfully implement our existing store remodeling program which could negatively impact our results of operations or fail to provide a favorable return on our investment.    We plan to remodel 35 of our existing stores by the end of fiscal year 2014, 15 of which were completed as of October 31, 2012. These efforts may not be successful in enhancing the operating results of the stores remodeled, which could negatively affect our results of operations or may not yield a favorable return on the investment required for such remodels. Further, our store operations for such stores could be disrupted or such stores temporarily closed, which could negatively impact our financial performance. If we are unable to successfully operate remodeled stores in our new store format or customers for those stores are not receptive to the new store format, our operating results for such stores would be negatively affected.

If we are unable to manage our growing business, our revenues may not increase as anticipated, our cost of operations may rise and our results of operations may decline.    As a result of re-initiating our store opening plan and beginning to grow our store base, we will face many business risks associated with growing companies, including the risk that our management, financial controls and information systems will be inadequate to support our expansion in the future. Our growth will require management to expend significant time and effort and additional resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing, warehousing and distribution systems and employee training programs. We cannot predict whether we will be able to effectively manage these increased demands or respond on a timely basis to the changing demands that our expansion will impose on our management, financial controls and information systems. If we fail to manage successfully the challenges of growth, do not continue to improve these systems and controls or encounter unexpected difficulties during expansion, our business, financial condition, operating results or cash flows could be materially adversely affected.

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

A decrease in our credit sales or a decline in credit quality could lead to a decrease in our product sales and profitability.    In the last three fiscal years, we financed, on average, including down payments, approximately 61% of our retail sales through our in-house proprietary credit programs to customers with a broad range of credit worthiness. A large portion of our credit portfolio is to customers considered by many to be subprime borrowers. Our ability to provide credit as a financing alternative for our customers depends on many factors, including the quality of our customer receivables portfolio. Payments on some of our credit accounts become delinquent from time to time, and some accounts end up in default, due to several factors, such as general and local economic conditions, including the impact of rising interest rates and unemployment rates. As we expand into new markets, we will obtain new credit accounts that may present a higher risk than our existing credit accounts since new credit customers do not have an established credit history with us. A general decline in the quality of our customer receivable portfolio could lead to a reduction in the advance rates used or eligible customer receivable balances included in the borrowing base calculations under our revolving credit facility and thus a reduction of available credit to fund our finance operations. As a result, if we are required to reduce the amount of credit we grant to our customers, we most likely would sell fewer products, which would adversely affect our financial condition, operating results and cash flows. Further, because approximately 60% of our credit customers have historically made their credit account payments in our stores, any decrease in credit sales could reduce traffic in our stores and lower our revenues. A decline in the credit quality of our credit accounts could also cause an increase in our credit losses, which would result in an adverse effect on our earnings. A decline in credit quality could also lead to stricter underwriting criteria which would likely have a negative impact on net sales.

We have significant future capital needs and the inability to obtain funding for our credit operations may adversely affect our business and expansion plans.    We currently finance our customer receivables through an asset-based loan facility that provides $545.0 million in financing commitments and securitized notes. As of October 31, 2012, we had $272.2 million outstanding under our asset-based revolving credit facility, including standby letters of credit issued. Our ability to raise additional capital through expansion of our asset-based loan facility, future securitization transactions or other debt or equity transactions, and do so on economically favorable terms, depends in large part on factors that are beyond our control.

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

In addition, we historically used our customer receivables as collateral to raise funds through securitization programs. In fiscal year 2011, we completed amendments to our existing credit facilities and our terminated securitization facilities to obtain relief from potential covenant violations and revise certain covenant requirements. If we require amendments in the future and are unable to obtain such amendments or we are unable to arrange substitute financing facilities or other sources of capital, we may have to limit or cease offering credit through our finance programs due to our inability to draw under our revolving credit facility upon the occurrence of a default. If availability under the borrowing base calculations of our revolving credit facility is reduced, or otherwise becomes unavailable, or we are unable to arrange substitute financing facilities or other sources of capital, we may have to limit the amount of credit that we make available through our customer finance programs. A reduction in our ability to offer customer credit will adversely affect revenues and results of operations and could have a material adverse effect on our results of operations. Further, our inability or limitations on our ability to obtain funding through securitization facilities or other sources may adversely affect our profitability under our credit programs if existing customers fail to repay outstanding credit due to our refusal to grant additional credit.

Additionally, the inability of any of the financial institutions providing our financing facilities to fund their commitment would adversely affect our ability to fund our credit programs, capital expenditures and other general corporate needs.

If we are unable to renew or replace our existing credit facilities in the future or have access to securitization markets reduced, we would be required to reduce, or possibly cease, offering customers credit, which could adversely affect our revenues and results of operations in the same manner as discussed above.

Failure to comply with our covenants in our credit facilities could materially and adversely affect us.    Under our existing asset-based loan facility we have certain obligations, including maintaining certain financial covenants. If we fail to maintain the financial covenants in our credit facility and are not able to obtain relief from any covenant violation, then an event of default could occur and the lenders could cease lending to us, accelerate the payments of our debt and foreclose on our assets that secure the asset-based loan facility. Any such action by the lenders could materially and adversely affect us and could even result in bankruptcy. While we are in compliance with the covenants in our existing facilities, if our retail and credit operation performance deteriorates, we could be in breach of one or more covenants.

Increased borrowing costs will negatively impact our results of operations.    Because most of our customer receivables have interest rates equal to the highest rate allowable under applicable law, we would not be able to pass higher borrowing costs along to our customers and our results of operations would be negatively impacted. The interest rates on our revolving credit facility fluctuate up or down based upon the LIBOR rate, the prime rate of our administrative agent or the federal funds rate. The level of interest rates in the market in general will impact the interest rate on any debt instruments issued, if any. Additionally, we may issue debt securities or enter into credit facilities under which we pay interest at a higher rate than we have historically paid which would further reduce our margins and negatively impact our results of operations.

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

Our ability to collect from credit customers may be materially impaired by store closings and our need to rely on a replacement servicer in the event of our liquidation.    We may be unable to collect a large portion of periodic credit payments should our stores close as many of our customers remit payments in-store. During the course of fiscal year 2012, approximately 60% of our active credit customers made a payment in one of our stores. In the event of store closings, credit customers may not pay balances in a timely fashion, or may not pay at all, since a large number of our customers have not traditionally made payments to a central location.

In addition, we service our active credit customers through our in-house servicing operation. At this time, there is not a formalized back-up servicer plan in place for the vast majority of our customer receivables. In the event of our liquidation, a servicing arrangement would have to be implemented, which could materially impact the collection of our customer receivables.

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

Our policy of re-aging certain delinquent borrowers affects our delinquency statistics and the timing and amount of our write-offs.    As of October 31, 2012, 11.4% of our credit portfolio consisted of “re-aged” customer receivables. Re-aging is offered to certain eligible past-due customers if they meet the conditions of our re-age policy. Our decision to offer a delinquent customer a re-age program is based on that borrower’s specific condition, our history with the borrower, the amount of the loan and various other factors. When we re-age a customer’s account, we move the account from a delinquent status to a current status. Management exercises a considerable amount of discretion over the re-aging process and has the ability to re-age an account multiple times during its life. During fiscal year 2012, we put a policy in place to limit the number of months an account can be re-aged over the life of the account to 12 months. Treating an otherwise uncollectible account as current affects our delinquency statistics, as well as impacting the timing and amount of charge-offs. If these accounts had been charged off sooner, our net loss rates might have been higher.

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

We rely on internal models to manage risk and to provide accounting estimates. Our results could be adversely affected if those models do not provide reliable accounting estimates or predictions of future activity.    We make significant use of business and financial models in connection with our efforts to measure and monitor our risk exposures and to manage our credit portfolio. For example, we use models as a basis for credit underwriting decisions, portfolio delinquency, charge-off and collection expectations and other market risks, based on economic factors and our experience. The information provided by these models is used in making business decisions relating to strategies, initiatives, transactions and pricing, as well as the size of our allowance for doubtful accounts, among other accounting estimates.  Models are inherently imperfect predictors of actual results because they are based on historical data available to us and our assumptions about factors such as credit demand, payment rates, default rates, delinquency rates and other factors that may overstate or understate future experience. Our models could produce unreliable results for a number of reasons, including the limitations of historical data to predict results due to unprecedented events or circumstances, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside of the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case recently.

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

Due to the factors described above and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and our annual report on Form 10-K for the fiscal year ended January 31, 2012, we may be required or may deem it necessary to increase our allowance for doubtful accounts in the future. Increasing our allowance for doubtful accounts would adversely affect our results of operations and our financial position.

The dramatic changes in the economy and the credit and capital markets have required frequent adjustments to our models and the application of greater management judgment in the interpretation and adjustment of the results produced by our models. This application of greater management judgment reflects the need to take into account updated information while continuing to maintain controlled processes for model updates, including model development, testing, independent validation and implementation. As a result of the time and resources, including technical and staffing resources, that are required to perform these processes effectively, it may not be possible to replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions.

The recent economic downturn has affected consumer purchases from us as well as their ability to repay their credit obligations to us, which could have a continued or prolonged negative effect on our net sales, gross margins and credit portfolio performance.    Many factors affect spending, including regional or world events, war, conditions in financial markets, general business conditions, interest rates, inflation, energy and gasoline prices, consumer debt levels, the availability of consumer credit, taxation, unemployment trends and other matters that influence consumer confidence and spending. Our customers’ purchases of our products decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. Recent turmoil in the national economy, including instability in financial markets and the so-called “fiscal cliff” involving a potential combination of expiring tax cuts and mandatory federal spending reductions at the end of 2012, decreases in consumer confidence and volatile oil prices have negatively impacted our markets and may present significant challenges to our operations in the future. If this occurs, our net sales and results of operations would decline.

We face significant competition from national, regional, local and internet retailers of home appliances, consumer electronics and furniture.    The retail market for consumer electronics and furniture is highly fragmented and intensely competitive and the market for home appliances is concentrated among a few major dealers. We currently compete against a diverse group of retailers, including national mass merchants such as Sears, Wal-Mart, Target, Sam’s Club and Costco, specialized national retailers such as Best Buy and Rooms To Go, home improvement stores such as Lowe’s and Home Depot, and locally-owned regional or independent retail specialty stores that sell home appliances, consumer electronics, furniture, and mattresses similar, and often identical, to those items we sell. We also compete with retailers that market products through store catalogs and the internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time.

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

We have expanded the floor space dedicated to our furniture and mattress product offerings. If the strategy of increasing our emphasis on furniture and mattress offerings is unsuccessful, it would have a materially adverse effect on our sales and results of operations.

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

We may experience significant price pressures over the life cycle of our products from competing technologies and our competitors and we may not be able to maintain our historical gross margin levels.    Prices for many of our products decrease over their life cycle. Such decreases often result in decreased gross profit margins for us. There is also substantial and continuing pressure from customers to reduce their total costs for products. Suppliers may also seek to reduce our margins on the sales of their products in order to increase their own profitability. The consumer electronics industry depends on new products to drive same store sales increases. Typically, these new products, such as high-definition LED and 3-D televisions, Blu-ray players and digital cameras are introduced at relatively high price points that are then gradually reduced as the product becomes mainstream. To sustain positive same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps drive the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. This has historically been our experience, and we continue to adjust our marketing strategies to address this challenge through the introduction of new product categories and new products within our existing categories. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated. In addition, we may not be able to maintain our historical margin levels in the future due to increased sales of lower margin products such as personal electronics products and declines in average selling prices of key products. If sales of lower margin items continue to increase and replace sales of higher margin items or our consumer electronics products average selling prices decreases due to the maturity of their life cycle, our gross margin and overall gross profit levels will be adversely affected.

A disruption in our relationships with, in the operations of, or supply of product from any of our key suppliers could cause our sales to decline.    The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers such as Dell, Electrolux, Franklin, Frigidaire, General Electric, Hewlett-Packard, Jackson-Catnapper, LG, Samsung, Sealy, Serta, Sharp, Steve Silver, Sony, Toshiba, and Vaughn-Bassett. We do not have long-term supply agreements or exclusive arrangements with the majority of our vendors. We typically order our inventory and repair parts through the issuance of individual purchase orders to vendors. We also rely on our suppliers for cooperative advertising support. We may be subject to rationing by suppliers with respect to a number of limited distribution items. In addition, we rely heavily on a relatively small number of suppliers. Our top six suppliers represented 72.0% of our purchases for fiscal year 2012, and the top two suppliers represented approximately 48.6% of our total purchases. The loss of any one or more of these key vendors or failure to establish and maintain relationships with these and other vendors, and limitations on the availability of inventory or repair parts could have a material adverse effect on our results of operations and financial condition. If one of our vendors were to go out of business, it could have a material adverse effect on our results of operations and financial condition if such vendor is unable to fund amounts due to us, including payments due for returns of product and warranty claims. Catastrophic or other unforeseen events, such as the one which impacted Japan during 2011, could adversely impact the supply and delivery of products to us and could adversely impact our results of operations.

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

Furthermore, we rely on credit from vendors to purchase our products. As of October 31, 2012, we had $66.2 million in accounts payable and $77.2 million in merchandise inventories. A substantial change in credit terms from vendors or vendors’ willingness to extend credit to us, including providing inventory under consignment arrangements, would reduce our ability to obtain the merchandise that we sell, which would have a material adverse effect on our sales and results of operations.

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

Our business could be adversely affected by changes in consumer protection laws and regulations.    Federal and state consumer protection laws and regulations, such as the Fair Credit Reporting Act, and the Consumer Financial Protection Bureau limit the manner in which we may offer and extend credit. Because our customers finance through our credit segment a substantial portion of our sales, any adverse change in the regulation of consumer credit could adversely affect our total sales and gross margins. For example, new laws or regulations could limit the amount of interest or fees that may be charged on consumer credit accounts, including by reducing the maximum interest rate that can be charged in the states in which we operate, or restrict our ability to collect on account balances, which would have a material adverse effect on our cash flow and results of operations. Compliance with existing and future laws or regulations, including regulations that may be applicable to us under the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted into law in July 2010, could require us to make material expenditures, in particular personnel training costs, or otherwise adversely affect our business or financial results. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could have an adverse effect on our cash flow and results of operations.

We are required to comply with laws and regulations regulating credit extensions and other dealings with customer and our failure to comply with applicable laws and regulations, or any adverse change in those laws or regulations, could have a negative impact on our business.    Our customers finance through our credit segment a substantial portion of our sales. We also sell our customers gift cards for redemption against future purchases. Providing credit and other financial products and otherwise dealing with consumers and information provided by consumers does or could subject us to the jurisdiction of various federal, state and local government authorities, including the Consumer Financial Protection Bureau, which was created by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Federal Trade Commission, the SEC, state regulators having jurisdiction over persons engaged in consumer sales, consumer credit and other financial products and consumer debt collection, and state attorneys general. Our business practices, including the terms of our marketing and advertising, our procedures and practices for credit applications and underwriting, the terms of our credit extensions and gift cards and related disclosures, our data privacy and protection practices, and our collection practices, may be subject to periodic or special reviews by these regulatory and enforcement authorities. These reviews could range from investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If as part of these reviews the regulatory authorities conclude that we are not complying with applicable law or regulations, they could request or impose a wide range of sanctions and remedies including requiring changes in advertising and collection practices, changes in our credit application and underwriting practices, changes in our data privacy or protection practices, changes in the terms of our credit or other financial products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our credit or other financial products within one or more states, or nationwide.

Negative publicity relating to any specific inquiry or investigation, regardless of whether we have violated any applicable law or regulation or the extent of any such violation, could negatively affect our reputation and our brand as well as our stock price, which would adversely affect our ability to raise additional capital and would raise our costs of doing business. If any deficiencies or violations of law or regulations are identified by us or asserted by any regulator or other person, or if any regulatory or enforcement authority or court requires us to change any of our practices, the correction of such deficiencies or violations, or the making of such changes, could have a material adverse effect on our financial condition, results of operations or business. We face the risk that restrictions or limitations resulting from the enactment, change, or interpretation of federal or state laws and regulations, such as the Dodd-Frank Act, could negatively affect our business activities, require us to make material expenditures or effectively eliminate credit products or other financial products currently offered to customers.

In addition, whether or not we modify our practices when a regulatory or enforcement authority or court requests or requires that we do so, there is a risk that we or other industry participants may be named as defendants in individual or class action litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws and regulations. Any failure on our part to comply with legal requirements in connection with credit or other financial products, or in connection with servicing our accounts or collecting debts or otherwise dealing with consumers, could significantly impair our ability to collect the full amount of the account balances and could subject us to substantial liability for damages or penalties. The institution of any litigation of this nature, or the rendering of any judgment, against us or any other industry participant in any litigation of this nature, could adversely affect our business and financial condition.

Pending litigation relating to the sale of credit insurance and the sale of repair service agreements in the retail industry could adversely affect our business.    State attorney generals and private plaintiffs have filed lawsuits against other retailers relating to improper practices conducted in connection with the sale of credit insurance in several jurisdictions around the country. We offer credit insurance in our stores on sales financed under our credit programs and require the customer to purchase property insurance from us or provide evidence from a third-party insurance provider, at their election, in connection with sales of merchandise on installment credit; therefore, similar litigation could be brought against us. While we believe we are in full compliance with applicable laws and regulations, if we are found liable in any future lawsuit regarding credit insurance or repair service agreements, we could be required to pay substantial damages or incur substantial costs as part of an out-of-court settlement or require us to modify or suspend certain operations any of which could have a material adverse effect on our results of operations. An adverse judgment or any negative publicity associated with our repair service agreements or any potential credit insurance litigation could also affect our reputation, which could have a negative impact on our cash flow and results of operations.

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

Our corporate actions may be substantially controlled by our principal shareholders and affiliated entities.    As of November 29, 2012, Stephens Inc. and The Stephens Group, LLC, and their affiliated entities beneficially owned approximately 22.3% and 25.7%, respectively, of our common stock. Their interests may conflict with the will or interests of our other equity holders. While Stephens Inc. and its affiliates hold their 21.6% of our common stock through a voting trust that will vote the shares in the same proportion as votes cast by all other stockholders, this voting trust agreement will expire in October 31, 2013, unless extended, and upon expiration Stephens Inc. and its affiliates will not be restricted on how it votes its shares. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.

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

Because our stores are located in Texas, Louisiana, Oklahoma and New Mexico, and our distribution centers are located in Texas, we are subject to regional risks.    Our 66 stores are located exclusively in Texas, Louisiana, Oklahoma and New Mexico and our four regional distribution centers are located in Texas. This subjects us to regional risks, such as the economy, weather conditions, hurricanes and other natural or man-made disasters. If the region suffers a continued or another economic downturn or any other adverse regional event, there could be an adverse impact on our net sales and results of operations and our ability to implement our planned expansion program. Several of our competitors operate stores across the United States and thus are not as vulnerable to the risks of operating in one region. Additionally, these states in general, and the local economies where many of our stores are located in particular, are dependent, to a degree, on the oil and gas industries, which can be very volatile. Additionally, because of fears of climate change and adverse effects of drilling explosions and oil spills in the Gulf of Mexico, legislation has been considered, and governmental regulations and orders have been issued, which, combined with the local economic and employment conditions caused by both, could materially and adversely impact the oil and gas industries and the areas in which a majority of our stores are located in Texas and Louisiana. To the extent the oil and gas industries are negatively impacted by declining commodity prices, climate change or other legislation and other factors, we could be negatively impacted by reduced employment, or other negative economic factors that impact the local economies where we have our stores.

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

Our costs to protect our intellectual property rights, infringement of which could impair our name and reputation, could be significant.    We believe that our success and ability to compete depends in part on consumer identification of the name “Conn’s.” We have registered the trademarks “Conn’s,” “Conn’s HomePlus,” “YES Money,” “YE$ Money,” “SI Money” and our logos. We intend to protect vigorously our trademark against infringement or misappropriation by others. A third party, however, could attempt to misappropriate our intellectual property in the future. The enforcement of our proprietary rights through litigation could result in substantial costs to us that could have a material adverse effect on our financial condition or results of operations.

Failure to protect the security of our customer’s information or failure to comply with data privacy and protection laws could expose us to litigation, judgments for damages, increased operating costs and undermine the trust placed with us by our customers.    We capture, transmit, handle and store sensitive information, which involves certain inherent security risks. Such risks include, among other things, the interception of customer data and information by persons outside us or by our own employees. While we believe we have taken appropriate steps to protect confidential information, there can be no assurance that we can prevent the compromise of our customers’ data or other confidential information. If such a breach should occur it could have a severe negative impact on our business and results of operations. In addition, interpretation and application of privacy and customer data protection laws are in a state of flux and vary from jurisdiction to jurisdiction, and various governmental entities are considering imposing new regulations on data privacy and protection. These new regulations may be interpreted and applied inconsistently and our current policies and practices, which could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

Failure to successfully utilize and manage e-commerce could adversely affect our business and prospects.    Our website is a significant driver of our sales and we believe represents a possible source for future sales growth. In order to promote our products, allow our customers to complete credit applications in the privacy of their homes and drive traffic to our stores, we must effectively create, design, publish and distribute content. There can be no assurance that we will be able to design and publish web content with a high level of effectiveness or grow our e-commerce business in a profitable manner.

The price of our common stock has fluctuated substantially over the past several years and may continue to fluctuate substantially in the future.    During fiscal year 2011, the trading price of our common stock ranged from a low of $3.12 per share to a high of $10.33 per share and from February 1, 2012 through November 29, 2012, the trading price of our common stock ranged from a low of $10.87 per share to a high of $29.23 per share. Our stock may continue to be subject to fluctuations as a result of a variety of factors, which are described above.   Some of these factors are beyond our control. We may fail to meet the expectations of our stockholders or securities analysts at some time in the future, and our stock price could decline as a result.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

(a)	On November 30, 2012, Reymundo de la Fuente, Jr., President – Credit Division, announced he is resigning from the Company effective January 31, 2013.

(b)
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

Date: December 3, 2012

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

10.1
Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

10.1.1
Amendment to the Conn’s, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004).t

10.1.2
Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.1.2 to Conn’s, Inc.  Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).t

10.1.3
2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1.3 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2011 (File No. 000-50421) as filed with the Securities and Exchange Commission on May 26, 2011).

10.1.4
Form of Restricted Stock Award Agreement from Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1.4 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2011 (File No. 000-50421) as filed with the Securities and Exchange Commission on May 26, 2011).

10.2
2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003).t

10.2.1
Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.2.1 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005).t

10.2.2
Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2.2 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2011 (File No. 000-50421) as filed with the Securities and Exchange Commission on May 26, 2011).

10.2.3
Form of Restricted Stock Award Agreement from Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2.3 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2011 (File No. 000-50421) as filed with the Securities and Exchange Commission on May 26, 2011).

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

10.5.4
Second Amended and Restated Loan and Security Agreement dated September 26, 2012, by and among Conn’s, Inc. and the Existing Grantors thereunder, and Bank of America, N.A., in its capacity as Agent for Lenders (filed herewith).

10.5.5	Joinder Agreement dated November 27, 2012, by and among Conn’s, Inc., Bank of America, N.A., in its capacity as Agent for Lenders and Cole Taylor Bank (filed herewith).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2013, filed with the SEC on December 3, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at October 31, 2012 and January 31, 2012 and, (ii) the consolidated statements of operations for the three months and nine months ended October 31, 2012 and 2011, (iii) the consolidated statements of comprehensive income for the three months and nine months ended October 31, 2012 and 2011, (iv) the consolidated statements of cash flows for nine months ended October 31, 2012 and 2011, (v) the consolidated statements of stockholders' equity for the nine months ended October 31, 2012 and 2011 and (vi) the notes to consolidated financial statements.

t	Management contract or compensatory plan or arrangement.