Form 10-Q/A
period 2012-10-31
CONNS INC
filed 2012-12-11
CIK 1223389

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

Explanatory Note

Conn’s, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2012 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “Commission”) on December 3, 2012. The purpose of this Amendment is to file Exhibits 10.5.4 and 10.5.5, which were inadvertently omitted from the original filing of the Form 10-Q.

This Amendment contains only the Cover Page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page and Exhibits 10.5.4, 10.5.5, 31.1 and 31.2. No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Date: December 11, 2012

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

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 5, 2012).

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

12.1
Statement of computation of Ratio of Earnings to Fixed Charges (filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended October 31, 2012 as filed with the Securities and Exchange Commission on December 3, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2013, filed with the SEC on December 3, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at October 31, 2012 and January 31, 2012 and, (ii) the consolidated statements of operations for the three months and nine months ended October 31, 2012 and 2011, (iii) the consolidated statements of comprehensive income for the three months and nine months ended October 31, 2012 and 2011, (iv) the consolidated statements of cash flows for nine months ended October 31, 2012 and 2011, (v) the consolidated statements of stockholders' equity for the nine months ended October 31, 2012 and 2011 and (vi) the notes to consolidated financial statements (filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended October 31, 2012 as filed with the Securities and Exchange Commission on December 3, 2012).

t	Management contract or compensatory plan or arrangement.