Form 10-K
period 2013-01-31
CONNS INC
filed 2013-04-05
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-34956

CONN'S, INC.
(Exact name of registrant as specified in its charter)

A Delaware corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4055 Technology Forest Blvd, Suite 210
The Woodlands, Texas  77381
(Address of principal executive offices)

(936) 230-5899
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2012, was approximately $292.9 million based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market.

There were 35,212,349 shares of common stock, $0.01 par value per share, outstanding on March 22, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 2013 (incorporated herein by reference in Part III).

This Annual Report on Form 10-K includes our trademarks such as “Conn’s,” “Conn’s HomePlus,” “YES Money,” “YE$ Money,” “SI Money” and our logos, which are protected under applicable intellectual property laws and are the property of Conn’s, Inc.  This report also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners.  Solely for convenience, trademarks and trade names referred to in this Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.

PART I

ITEM 1. BUSINESS

Unless the context otherwise indicates, references to “Conn’s,” the “Company,” “we,” “us,” and “our” refer to the consolidated business operations of Conn’s, Inc. and all of its direct and indirect subsidiaries, limited liability companies and limited partnerships.

Company Overview

Conn’s is a leading specialty retailer that offers a broad selection of high-quality, branded durable consumer goods and related services in addition to a proprietary credit solution for its core credit constrained consumers. We operate a highly integrated and scalable business through our 68 retail stores and website. Our complementary product offerings include home appliances, furniture and mattresses, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit offering provides financing solutions to a large, underserved population of credit constrained consumers who typically have credit scores between 550 and 650. We provide customers the opportunity to comparison shop across brands with confidence in our low prices as well as affordable monthly payment options, next day delivery and installation, and product repair service. We believe our large, attractively merchandised stores and credit solutions offer a distinctive shopping experience compared to other retailers that target our core customer demographic.

The address of our principal executive offices is 4055 Technology Forest Blvd, Suite 210, The Woodlands, Texas 77381, and our telephone number is 936-230-5899.  We are a Delaware corporation and operate as two reportable segments: retail and credit.

Retail Segment.     We began as a small plumbing and heating business in 1890 and started selling home appliances to the retail market in 1937 through one store located in Beaumont, Texas. As of January 31, 2013, we operated 68 retail stores located in five states: Texas (58), Louisiana (6), Oklahoma (2), New Mexico (1) and Arizona (1). Our stores typically range in size from 18,000 to 50,000 square feet and are predominately located in areas densely populated by our core customer and are typically anchor stores in strip malls. We utilize a “good-better-best” merchandising strategy that offers approximately 2,300 branded products from approximately 200 manufacturers and distributors in a wide range of price points. This wide selection allows us to offer products and price points that appeal to the majority of our core consumers.

Our primary retail product categories include:

•
Home appliance, which includes refrigerators, freezers, washers, dryers, dishwashers, ranges and room air conditioners.  We represent such brands as Dyson, Electrolux, Eureka, Friedrich, General Electric, Haier, LG and Samsung;

•
Furniture and mattress, which includes furniture and related accessories for the living room, dining room and bedroom as well as both traditional and specialty mattresses. We represent such brands as Bello, Elements, Franklin, Home Stretch, Jackson-Catnapper, Klaussner, Sealy, Serta, Steve Silver and Z-Line;

•
Consumer electronic, which includes LCD, LED, 3-D and plasma televisions, Blu-ray players, home theater and video game products, camcorders, digital cameras, and portable audio equipment. We represent such brands as Bose, Canon, Haier, Harmon/Kardon, LG, Microsoft, Monster, Nikon, Nintendo, Samsung, Sharp, Sony and Toshiba; and

•	Home office, which includes computers, tablets, printers and accessories. We represent such brands as Acer, Asus, Dell, Hewlett-Packard, Microsoft, Samsung, Sony and Toshiba.

We offer a high level of customer service through our commissioned and trained sales force as well as next day delivery and installation, and product repair or replacement services for most items sold in our stores. Flexible payment alternatives offered through our proprietary in-house credit program and third-party financing alternatives enable our customers to finance their purchases. We believe our extensive brand and product selection, competitive pricing, financing alternatives and supporting services, combined with our customer service-focused store associates make us an attractive alternative to appliance and electronics superstores, department stores and other national, regional, local and internet retailers.

Credit Segment.     For over 45 years, we have offered consumer credit to our credit-worthy customers. We provide access to multiple financing options to address various customer needs including a proprietary in-house credit program, a third-party financing program and a third-party rent-to-own payment program. The majority of our credit customers use our in-house credit program and typically have a credit score of between 550 and 650, with an average score of applicants for the twelve months ended January 31, 2013 of 614. For customers who do not qualify for our in-house program, we provide access to rent-to-own payment plans offered by RAC Acceptance. For customers with higher credit scores, we have partnered with GE Capital to offer long-term, no interest and revolving credit plans. GE Capital and RAC Acceptance manage their respective underwriting decisions and collection of their programs. For the twelve months ended January 31, 2013, we financed approximately 70.9% of our retail sales, including down payments, under our in-house financing plan.

Our retail business and credit business are operated independently from each other. The credit segment is dedicated to providing short and medium-term financing for our customers. The retail segment is not involved in credit approval decisions. Our decisions to extend consumer credit to our retail customers under our in-house program are made by our internal credit underwriting department. In addition to underwriting, we manage the collection process of our in-house consumer credit portfolio. Sales financed through our in-house credit program are secured by the products purchased, which we believe gives us a distinct advantage over other creditors when pursuing collections because the products we sell and finance are typically necessities for the home.

We believe our consumer credit program differentiates us from our competitors that do not offer similar in-house consumer credit programs, and generates strong customer loyalty and repeat business. During fiscal year 2013, approximately 69.0% of our credit customers were repeat customers, based on the number of credit invoices written, and, as of January 31, 2013, approximately 76.4% of balances due under our in-house credit program were from customers that have had previous credit accounts with us.

Industry and Competitive Overview

The products we sell are often times considered home necessities, used by our customers in their everyday lives.

We believe, over time, we have and may benefit from several key industry trends and characteristics, including:

•
introduction of new technologies driving consumers to upgrade existing appliances and electronics (including, large-capacity, high-efficiency laundry, smart, OLED and ultra HD televisions and tablets);

•
increasing demand for large-screen (50 inches and greater) televisions, which are sold at a higher price point, typically requiring financing by our customers and are large items that cannot be easily carried out of the retail store, and therefore typically require delivery and installation;

•	rationalization of several national and regional players leading to market share opportunities; and

•	reductions in consumer lending, especially for lower tier credit score customers.

Home Appliance.  According to the U.S. Department of Commerce — Bureau of Economic Analysis, personal consumption expenditures for home appliances were $42.3 billion in 2012, an increase of 1.6% from $41.6 billion in 2011. Major household appliances, such as refrigerators and washer/dryers, account for almost 85% of this total at $35.6 billion in 2012. For the twelve months ended January 31, 2013, 2012 and 2011, we generated 30.7%, 31.6% and 30.9%, respectively, of total product sales from the sale of home appliances.  The retail appliance market is large and concentrated among a few major dealers, with sales coming primarily from large appliance and electronics superstores, national chains, small regional chains and home improvement centers.

In the home appliance market, many factors impact sales, including consumer confidence, economic conditions, household formations and new product introductions. Product design and innovation has been a key driver of sales in this market, while reduced sales of homes has negatively impacted appliance sales. Products recently introduced include large-capacity, high-efficiency laundry appliances and three-door refrigerators, and variations on these products, including new features.

Furniture and Mattress.  According to the U.S. Department of Commerce — Bureau of Economic Analysis, personal consumption expenditures for household furniture was $88.0 billion in 2012, compared to $83.0 billion in 2011. The household furniture and mattress market is highly fragmented with sales coming from manufacturer-owned stores, independent dealers, furniture centers, specialty sleep product stores, national and local chains, mass market retailers, department stores and, to a lesser extent, home improvement centers, decorator showrooms, wholesale clubs, catalog retailers and the internet. For the twelve months ended January 31, 2013, 2012 and 2011, we generated 20.4%, 16.8% and 12.6%, respectively, of total product sales from the sale of furniture and mattresses. The furniture and mattress category generated our highest individual product category gross margin of 43.8% versus our overall retail product margin of 30.0% for the twelve months ended January 31, 2013. Given our ability to provide customer financing and next-day delivery, we believe that we have significant growth opportunities in this market, and expect to continue to expand our offering of furniture and the floor space in our stores dedicated to this category.

In the furniture and mattress market, many factors influence sales, including consumer confidence, economic conditions, household formations and new product introductions. Product design and innovation has also been a key driver of sales in this market, while reduced sales of homes has negatively impacted sales. Products recently introduced include specialty mattresses and motion furniture products, and variations on these products, including new features.

Consumer Electronics.  According to the U.S. Department of Commerce – Bureau of Economic Analysis, consumer electronics spending was $221.2 billion in 2012, a 2.9% increase from 2011. Televisions accounted for $37.3 billion of the overall personal consumption expenditures, versus $37.4 billion in the prior year. Personal computers and peripheral equipment accounted for $53.6 billion of the overall expenditures, compared to $50.4 billion in the prior year. For the twelve months ended January 31, 2013, 2012 and 2011, we generated 33.6%, 38.5% and 42.4%, respectively, of total product sales from the sale of consumer electronics. The consumer electronics market is highly fragmented with sales coming from large appliance and electronics superstores, national chains, small regional chains, single-store operators, and consumer electronics departments of selected department and discount stores.

Technological advancements and the introduction of new products have largely driven demand in the consumer electronics market. Historically, industry growth has been fueled primarily by the introduction of products that incorporate digital technology, such as high definition flat-panel (including 3-D, OLED, Ultra HD, LCD, LED and internet-ready technology) televisions, Blu-ray players, home theater and video game products, tablets, touch-screen computers, digital cameras and camcorders. Digital products offer significant advantages, including better clarity and quality of video and audio, durability of recording and compatibility with computers and tablets. In recent years, however, market demand for and the selling price of flat panel televisions have declined due to the slower pace of innovation in the industry.

Consumer Credit.  Based on data from the Federal Reserve System, estimated total consumer credit outstanding, which excludes primarily loans secured by real estate, was $2.78 trillion as of December 31, 2012, an increase of 5.9% from $2.63 trillion at December 31, 2011. Consumers obtain credit from banks, credit unions, finance companies and non-financial businesses that offer credit, including retailers. The credit obtained takes many forms, including revolving (e.g., credit cards) or fixed-term (e.g., automobile loans) credit, and at times is secured by the products being purchased.

Competition.  We compete primarily based on enhanced customer service and customer shopping experience through our unique sales force training and product knowledge, next day delivery capabilities, offering of financing options for most customers, including our proprietary in-house credit program, guaranteed low prices and product repair service.

Currently, we compete against a diverse group of retailers, including national mass merchants such as Sears, Wal-Mart, Target, Sam’s Club and Costco, specialized national retailers such as Best Buy, Rooms To Go and Mattress Firm, home improvement stores such as Lowe’s and Home Depot, and locally-owned regional or independent retail specialty stores that sell home appliances, consumer electronics, furniture, and mattresses similar, and often identical, to those items we sell. We also compete with retailers that market products through store catalogs and the internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time.  These competitors; however, typically do not provide a credit offering similar to our proprietary in-house credit program for credit constrained consumers.

We also compete to some extent against companies offering credit constrained consumers products similar to those offered by us for the home under weekly or monthly rent-to-own payment options.  Competitors include Aaron’s and Rent-A-Center, as well as many smaller, independent companies.

Recent Initiatives and Accomplishments

Beginning late in fiscal year 2011, with the appointment of our current Chairman and Chief Executive Officer, Theodore M. Wright, as our Chairman, our management and Board of Directors undertook an aggressive review of our store level and credit portfolio performance. As a result, we closed a total of 11 stores during fiscal year 2012 and two additional stores during fiscal year 2013. We continue to actively review the performance of our existing store locations, customer demographics and retail sales opportunities to determine whether additional stores should be closed or relocated or whether other operational changes should be pursued.

Beginning in the first quarter of fiscal year 2013, pursuant to our continuing strategic operational review, we reinstated our new store growth strategy, emphasizing an increased selection of higher margin furniture and mattresses in our stores. During fiscal year 2013, we opened five new stores and plan to open 10 to 12 new stores in fiscal 2014. We also implemented an extensive store remodeling program in fiscal year 2012, pursuant to which 20 stores have been remodeled or relocated as of January 31, 2013, with approximately 15 more store remodels and relocations scheduled for completion by January 31, 2014.

During the twelve months ended January 31, 2013, same store sales rose 14.3%. Additionally, retail gross margins increased to 35.2% for the year ended January 31, 2013 from 28.7% last fiscal year. We believe our recent store initiatives contributed to these results.

We also focused on improving the profit contribution of our credit operation by raising our underwriting standards and modifying our collection practices to focus on higher value accounts that we believe are most likely to be paid. This included, among others, changing our charge-off policy to accelerate the write-off of past due accounts and limiting the re-aging of customer accounts.

Competitive Strengths

Well-defined customer base in desirable geographic region with significant room for expansion.    We have a well-defined core consumer base that is comprised of working class individuals who typically earn between $25,000 to $60,000 in annual income, live in densely populated, mature neighborhoods, and typically shop our stores to replace older household goods with newer items. Our product line is comprised of durable home necessities which enables us to appeal to a diverse range of cultural and socioeconomic backgrounds and to operate stores in diverse markets.

With 58 of our current 68 stores in Texas, we believe we benefit from strong demographic trends. According to the Bureau of Economic Analysis, Texas was the second largest state by nominal GDP in 2012. In addition, from 2000 to 2010, Texas experienced population growth of 20.6% compared to the U.S. population growth of 9.7% over the same period. Moreover, Texas’ average unemployment rate of 6.3% continues to trend below the national rate of 7.9% as of January 2013.

We believe the broad appeal of the Conn’s store to our geographically diverse core demographic, the historical unit economics and current retail real estate market conditions provide us ample room for continued expansion. We are targeting an additional 35 to 45 store openings through the fiscal year ending January 31, 2016. There are many markets in the United States with similar demographic characteristics as our current successful store base, which provides substantial opportunities for future growth.

Powerful store economics.     Our existing stores generate strong cash flow, consistent store-level financial results and favorable returns on investment. In 2011, we began increasing the selection of higher margin furniture and mattresses in our stores. We also introduced a new prototype store for future expansion in 2011 that ranges from 30,000 to 45,000 square feet of retail selling space to dedicate more floor space for the furniture and mattress categories. Our new store model assumes average unit revenue of approximately $14.0 million in the first 12 months and an average net initial cash investment of approximately $1.0 million which includes $850,000 of average build-out costs, including equipment and fixtures (net of landlord contributions), and $150,000 of initial inventory (net of payables). Store investment excludes the working capital required to support the credit portfolio balances generated by sales made using in-house credit at the store. We expect our new prototype stores to breakeven on a cash basis, on average, within two months and expect our full cash payback period to be, on average, within six months.

We have also begun a comprehensive remodeling program to update our existing stores to provide the additional retail selling space required by the increased merchandising focus on higher margin furniture and mattresses. Remodels generally cost $400,000 to $750,000 per store for the 20 stores completed to date. The reformatted and updated sales floor, combined with the larger selection of furniture and mattresses, has resulted in an increase in same store sales. For the fifteen stores remodeled or relocated prior to October 31, 2012, same store sales increased 11.9% during the quarter ended January 31, 2013 from the prior-year quarter.

Affordable financing and a distinctive shopping experience drives aspirational purchases.     We strive to ensure that our customers’ shopping experience at Conn’s is equal to, or exceeds, their experience with other providers of durable consumer goods targeting our core customer demographic. We do this by combining our retail stores and supporting services with financing alternatives that provide our customers the ability to make aspirational purchases. We have built our distinctive shopping experience through a continuing focus on execution in five key areas: merchandising, customer credit, product delivery and installation, product service and training. Successful execution of our business plans relies on the following strategies:

•
Offering a broad range of brand name products for the home.    We offer a wide range of the latest in leading global brand names and product lines, from entry-level models through high-end models, from approximately 200 manufacturers and distributors.

•
Provide affordable financing solutions to our customers.    We provide access to multiple financing options to address various customer needs including a proprietary in-house credit program, a third-party financing program and a third-party rent-to-own payment program.

•
Providing a high level of customer service.    We believe our commitment to our customers drives loyalty and generates a high level of repeat purchases. Our sales associates serve as ongoing resources for our customers, which includes, but is not limited to, assisting with product selection and the credit application process, scheduling delivery and installation and acting as a point of contact for service issues.

•
Maintaining next-day delivery and installation capabilities.    We provide next-day delivery and installation services in all of the markets in which we operate. We believe next-day delivery of our goods is a highly valued service to our customers.

•
Offering product repair or replacement services.      We believe that providing product repair and replacement services is an important differentiation and reinforces customer loyalty. We offer repair and replacement services for most of the products we sell.

Proprietary in-house credit program creates significant customer loyalty.     Our in-house consumer credit program is an integral part of our business, and we believe it is a major driver of customer loyalty. We believe our proprietary credit model is a significant competitive advantage we have developed over our 45 years of experience in providing credit. We have developed a proprietary underwriting model that provides standardized credit decisions, including down payment amounts and credit terms, based on customer risk and income level. We use our proprietary auto-approval algorithm and in-depth evaluations of creditworthiness performed by qualified in-house credit underwriters to complete all credit decisions. Based on this process, 65.2% of all credit applications that were approved during fiscal year 2013 were approved through the auto-approval process. In order to improve the speed and consistency of underwriting decisions, we continually review our auto-approval algorithm. Additionally, we are able to provide access to monthly payment options to a wider range of consumers through our relationship with RAC Acceptance and GE Capital. Our in-house credit program and access to third-party financing allows us to provide credit to a large and underserved customer base and differentiates us from our competitors who do not offer similar programs.

Growth Strategies

We seek to increase our revenues and profitability through the execution of our growth strategies, which include:

Expand our geographic footprint through new store openings and accelerate remodels of existing stores.    We plan to open new stores in select new and existing geographic markets that target our well-defined, core customer base. In addition to the five new stores we opened in fiscal year 2013, we plan to open an additional 10 to 12 stores by January 31, 2014. All of these stores will be based on our new store prototype model and range between 30,000 and 45,000 square feet. We believe, based on our new-store site selection criteria as well as changes in the competitive landscape, that there are substantial opportunities to add stores in new and existing markets with a long-term potential for more than 200 Conn’s stores in the United States.

Additionally, we will continue to remodel stores in markets that we believe can support the additional retail selling space. As of January 31, 2013, we had completed the remodel or relocation of 20 of our locations. An additional 15 remodels and relocations are planned for fiscal year 2014.

As of January 31, 2013, 25 of our 66 non-clearance center stores were recently opened or remodeled.

Continue to improve our customers’ experience and grow revenue and profitability by adding new products and brands to our furniture and mattress categories.    Over the past year, one of our key focuses has been to improve our merchandising. We have expanded the floor space in new and remodeled stores dedicated to our higher margin furniture and mattress product offerings and have enhanced the product selection we provide to our customers across all of our categories. Additionally, we have focused on improving the quality of products we offer and have added higher priced products to give our customers more options, while discontinuing certain lower price, lower margin items. We intend to update and remodel the majority of our existing stores by January 31, 2014 to provide a larger and more prominent presentation for furniture and mattresses. Additionally, we have worked to increase the volume of products purchased by directly sourcing from manufacturers, which has allowed us to improve the retail gross margins we achieve.

Drive operating margins by increasing operating and working capital efficiencies.    We believe that we have made the necessary investments in our retail and credit infrastructure to support our near-term growth. We believe our disciplined approach and focus on supply chain management will allow us to continue to execute successfully in new and existing markets. We have deepened our management team during the past several years to support and oversee our growth and we believe we have a robust pipeline of future store and regional managers. We are focused on hiring well-qualified associates in new markets who we believe will be successful in our highly consultative sales process. We believe our ability to sell a balanced mix of “good-better-best” products has also made us a valued partner for our vendors who are supportive of and we believe will benefit from our store growth plans.

We plan to continue to improve our operating results by leveraging our existing infrastructure and seeking to continually optimize the efficiency of our marketing, merchandising, sourcing, distribution and credit operations. As we penetrate new markets, we expect to increase our purchase volumes, achieve distribution efficiencies and strengthen our relationships with our key vendors. We also expect our increased store base and higher net sales to further leverage our existing corporate and regional infrastructure and enable us to negotiate more favorable lease terms for our stores.

Improve credit operation contribution. Our goal is to provide every customer that enters our stores or applies for credit on our website a monthly payment option. Currently, we make the following payment options available to our customers, based on a review of their credit worthiness:

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

During the fiscal year 2013, 2012 and 2011, approximately 89.2%, 76.4%, and 69.4%, respectively, of our sales were paid for using one of these payment options. Additionally, we continue to review alternative financing programs that would give us the ability to provide more customers the ability to purchase the products and services we offer.

In order to improve the profit contribution of our credit operation, we have raised our underwriting standards and modified our collection practices over the past two years to focus our portfolio servicing operations on the collection of higher value accounts that we believe are most likely to be paid. The primary changes made were to:

•	Change our charge-off policy such that accounts will be charged off more quickly than in the past, requiring accounts over 209 days past due at month end to be charged off;

•	Limit re-aging of customer accounts so that no account can be re-aged more than a total of 12 months over the life of the account, among other requirements; and

•	Raise the minimum credit scores and shorten contract terms for higher-risk products and smaller-balances originated to continue to increase the payment rate and improve credit quality.

The impact of these changes has allowed us to reduce collection costs and improve the quality of our credit portfolio. As a result, we have increased the average credit score of our outstanding balance to 600 as of January 31, 2013 from 586 as of January 31, 2010. We believe the above changes will allow us to realize a higher and more consistent level of profitability from our credit operations.

We will also continue to make investments in our information systems to enable us to enhance our efficiency in areas such as merchandising planning and allocation, inventory management, distribution, point of sale and collection functions.

Customers

We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer accounts for more than 10% of our total revenues. Except for sales through the RAC Acceptance relationship, which were approximately $24.5 million, no single customer accounted for more than $175,000 during the year ended January 31, 2013.

Products and Merchandising

Product categories. Each of our stores sells the major categories of products shown below. The following table presents a summary of total revenues for the years ended January 31, 2013, 2012 and 2011:

	Year ended January 31,
	2013		2012		2011
(dollars in millions)	Amount	%	Amount	%	Amount	%

Home appliance	$199.1	23.0%	$188.5	23.8%	$188.3	23.3%
Furniture and mattress	132.6	15.3	93.8	11.8	76.6	9.5
Consumer electronic	218.5	25.3	233.7	29.5	258.2	31.9
Home office	65.4	7.6	54.5	6.9	54.7	6.8
Other	34.0	3.9	25.9	3.3	30.6	3.8
Total product sales	649.6	75.1	596.4	75.3	608.4	75.3
Repair service agreement commissions	51.6	6.0	42.1	5.3	37.8	4.7
Service revenues	13.1	1.5	15.2	1.9	16.5	2.0
Total net sales	714.3	82.6	653.7	82.5	662.7	82.0
Finance charges and other	150.7	17.4	138.6	17.5	146.1	18.0
Total revenues	$865.0	100.0%	$792.3	100.0%	$808.8	100.0%

Purchasing. We purchase products from over 200 manufacturers and distributors. Our agreements with these manufacturers and distributors typically cover a one-year time period, are renewable at the option of the parties and are terminable upon 30 days written notice by either party. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal 2013, 60.2% of our total inventory purchases were from six vendors, including 20.7%, 18.1% and 5.7% of our total inventory purchases from Samsung, LG, and Sharp, respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. We have no indication that any of our suppliers will discontinue selling us merchandise. Other than industry-wide shortages that occur from time to time, we have not experienced significant difficulty in maintaining adequate sources of merchandise, and we generally expect that adequate sources of merchandise will continue to exist for the types of products we sell.

Merchandising. We focus on providing a comprehensive selection of high-quality merchandise to appeal to a broad range of potential customers. Consistent with our good-better-best merchandising strategy, we offer a wide range of product selections from entry-level models through high-end models. We primarily sell brand name warranted merchandise. Our established relationships with home appliance, consumer electronic and furniture vendors and our affiliation with NATM, a major buying group with $5 billion in purchases annually, give us purchasing power that allows us to offer custom-featured appliances and electronics at prices that compare favorably with national retailers and provides us a competitive selling advantage over other independent retailers. Additionally, we are able to purchase furniture inventory in volumes that allow us to provide next-day delivery and at discounted prices, giving us a competitive advantage over smaller furniture retailers in the marketplace today.

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

Credit Operations

General. We sell our products for cash or for payment through major credit cards and third-party financing, in addition to offering our customers financing through our proprietary credit program. In the last three fiscal years, we financed, on average, approximately 64.3% of our retail sales through our credit program. We offer our customers financing through our installment payment plan. Additionally, some customers are eligible for no-interest financing plans. We use a third-party finance company to provide a portion of our no-interest financing offerings. We also use a third-party provider to offer a rent-to-own financing option to our customers. As of January 31, 2013, we employed over 360 individuals who focus on credit approval, collections and credit customer service. Employees in these operational areas are trained to follow our methodology in approving credit, collecting our accounts, and charging off any uncollectible accounts based on pre-determined aging criteria, depending on their area of responsibility. All collection personnel are required to complete one week of classroom training, which includes negotiation techniques and credit policy training to ensure customer retention and compliance with debt collection regulations. Post-graduation, the collection trainees undergo an additional week of skill assessment training, coaching and call monitoring within their respective departments. All credit personnel are required to complete quarterly refresher training and testing.

The following table presents our product and repair service agreements sales, net of returns and allowances, by method of payment for the periods indicated.

	Year ended January 31,
	2013		2012		2011
(dollars in millions)	Amount	%	Amount	%	Amount	%

Cash and other credit cards	$75.7	10.8%	$150.6	23.6%	$197.7	30.6%
Credit portfolio:
In-house financing, incl. down payment	497.2	70.9	385.8	60.4	395.5	61.2
Third-party promotional financing	103.8	14.8	79.8	12.5	44.6	6.9
Third-party rent-to-own option	24.5	3.5	22.3	3.5	8.4	1.3
Total from monthly payment options	625.5	89.2	487.9	76.4	448.5	69.4
Total all payment options	$701.2	100.0%	$638.5	100.0%	$646.2	100.0%

Our decisions to extend credit to our retail customers are made by our internal credit underwriting department - separate and distinct from our stores and retail sales department. In addition to an auto approval algorithm, we employ a team of credit underwriting personnel to make credit granting decisions using our proprietary underwriting process and oversee our credit underwriting process. Our underwriting process considers one or more of the following elements: credit bureau reporting; income and address verification; current income and debt levels; a review of the customer’s previous credit history with us; the credit risk of the particular products being purchased and the level of the down payment made at the time of purchase.

We have developed a proprietary standardized underwriting model that provides credit decisions, including down payment amounts and credit terms, based on customer risk, income level and product risk. We automatically approved approximately 65.2% of all credit applications that were used in purchases of products from us during fiscal 2013, and the remaining credit decisions are based on evaluation of the customer’s creditworthiness by a qualified in-house credit underwriter. In order to improve the speed and consistency of underwriting decisions, we continually review our auto approval algorithm. For certain credit applicants that may have past credit problems or lack or credit history, we use using stricter underwriting criteria. The additional requirements include verification of employment and recent work history, reference checks and minimum down payment levels.

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

We currently extend credit to our customers under our in-house credit program through the use of installment accounts, which are paid over a specified period of time with set monthly payments. We are no longer providing revolving charge accounts under our in-house credit program because we believe that the structure of installment credit accounts results in better credit performance with our core customer. Additionally, we offer a Conn’s-branded revolving charge program through a third-party consumer lender. Most of our installment accounts provide for payment over 12 to 32 months, with the average account remaining outstanding for approximately 15-16 months.

Credit monitoring and collections.  In addition to our underwriting personnel, as of January 31, 2013, we employed approximately 325 people in our collections department who service our active customer credit portfolio. We also utilize a third-party collection agency to service a portion of our active portfolio. Our in-house, credit-financed sales are secured by the products purchased, which we believe gives us a distinct advantage over other creditors when pursuing collections, especially given that many of the products we finance are necessities for the home. We employ an intensive credit collection strategy that includes dialer-based calls, virtual calling and messaging systems, inside collectors that contact borrowers at phone numbers they provide, collection letters, a legal staff that files lawsuits and attends bankruptcy hearings and voluntary repossession.

We closely monitor the credit portfolios to identify delinquent accounts early and dedicate resources to contacting customers concerning past due accounts. We believe that our unique underwriting model, secured interest in the products financed, required down payments, local presence, ability to work with customers relative to their product, service and credit insurance needs, and the flexible financing alternatives we offer help mitigate the loss experience on our portfolio. In addition, our customers have the opportunity to make their monthly payments in our stores, and approximately 60% of the payments received on credit accounts during the twelve months ended January 31, 2013 were received in one of our store locations. We believe that these factors help us maintain a relationship with the customer that keeps losses lower while encouraging repeat purchases.

Our collection activities involve a combination of efforts that take place in our Beaumont and San Antonio, Texas collection centers. We maintain a predictive dialer system, including virtual collection systems, and letter campaigns that help us contact and speak to customers daily. We also maintain an experienced skip-trace department that utilizes current technology to locate customers who have moved and left no forwarding address. As part of our effort to work with our customers to achieve and maintain a habit of making consistent monthly payments on their credit accounts with us, we will, at times, extend their contractual payment terms, also known as re-aging, which usually results in updating the past due status of the account to reflect it as current. Typically, we will agree to re-age an account when a customer has experienced a financial hardship, such as temporary loss of employment, if, after discussing the situation with the customer, we validate that they will be able to resume making their regularly scheduled payments. Generally, for the re-age process to be completed, the customer is required to pay the greater of interest on the account for the number of months re-aged or a full monthly payment. An account can be re-aged multiple times over its life, but the use of the re-age program is limited and must comply with our guidelines. We believe our re-aging programs reduce our ultimate net charge-offs and enhance our ability to collect the full amounts due to us from sales under our credit programs and results in building long-term relationships with those customers that help drive future sales. During fiscal year 2012, based on analysis of the performance of re-aged receivables and considering the cost of collections, we revised our re-aging program to limit the maximum number of months an account can be re-aged, over the life of the contract, to 12 months.  This change has resulted in delinquent, highly-re-aged accounts moving through delinquency to charge-off status more quickly, reducing the number of accounts in the active portfolio. While it has resulted in higher charge-off levels than we otherwise would have incurred during the second half of fiscal 2012 and fiscal 2013, we believe the effect is temporary and it has allowed us to reduce servicing costs. Repossessions are made when it is clear that the customer is unwilling to establish a reasonable payment program and voluntarily relinquishes control of the purchased merchandise. Our legal department processes our legal collection efforts and helps handle any legal issues associated with the collection process.

Effective July 31, 2011, we changed our charge-off policy, such that we deem an account to be uncollectible and charge it off if the account is more than 209 days past due at the end of a month. Prior to July 31, 2011, our charge-off policy required an account to be charged-off if it was 120 days or more past due and we had not received a payment in the last seven months. As with our re-age policy change, this has resulted in delinquent accounts charging off more quickly, allowing us to reduce servicing cost and focus our collection resources on accounts that we believe have a higher likelihood of paying. Over the last 36 months, we have recovered approximately 5.9% of charged-off amounts through our collection activities and the sale of previously charged off accounts. The income that we realize from the customer receivables portfolio depends on a number of factors, including credit losses. Therefore, it is to our advantage to manage the portfolio to minimize the combined servicing cost and net losses on the credit portfolio to maximize profitability, including the contribution from the retail sale.

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

The following tables present, for comparison purposes, information about our credit portfolios (dollars in thousands, except average outstanding customer balance):

	As of January 31,
	2013	2012	2011
Total outstanding balance	$741,544	$643,301	$675,766
Weighted average credit score of outstanding balances	600	602	591
Percent of total outstanding balances represented by balances over 36 months from origination (1)	0.9%	2.6%	3.0%
Percent of total outstanding balances represented by balances over 48 months from origination (1)	0.3%	0.5%	0.8%
Average outstanding customer balance	$1,535	$1,329	$1,285
Number of active accounts	483,219	484,169	525,950
Account balances 60+ days past due (2)	$52,839	$55,190	$58,042
Percent of balances 60+ days past due to total outstanding balance	7.1%	8.6%	8.6%
Percent of balances 60-209 days past due to total outstanding balance	7.1%	8.6%	7.0%
Total account balances re-aged (2)	$86,428	$88,863	$133,560
Percent of reaged balances to total outstanding balance	11.7%	13.8%	19.8%
Account balances re-aged more than six months	$19,071	$38,182	$58,001
Percent of total allowance for bad debts to total outstanding customer receivable balance	6.2%	7.1%	8.4%
Percent of total outstanding balance represented by promotional receivables	27.3%	14.8%	12.4%

	Year ended January 31,
	2013	2012	2011
Total applications processed	750,439	734,748	778,161
Weighted average origination credit score of sales financed	614	621	624
Total applications approved (3)	48.6%	46.4%	49.1%
Average down payment	3.2%	5.3%	5.3%
Average total outstanding balance	$669,029	$626,438	$699,284
Bad debt charge-offs (net of recoveries) (4)	$53,276	$46,939	$51,116
Percent of bad debt charge-offs (net of recoveries) to average outstanding balance (4)	8.0%	7.5%	7.3%
Weighted average monthly payment rate (5)	5.4%	5.6%	5.4%
Percent of retail sales paid for by:
In-house financing, including down payment received	70.9%	60.4%	61.2%
Third-party financing	14.8%	12.5%	6.9%
Third-party rent-to-own option	3.5%	3.5%	1.3%
	89.2%	76.4%	69.4%

(1)	Includes installment accounts only. Balances included in over 48 month totals are also included in balances over 36 months’ old totals.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(3)	Total applications approved data for years ended January 31, 2012 and 2011 revised to conform calculation of approval status.

(4)	On July 31, 2011, we revised our charge-off policy to require an account that is delinquent more than 209 days at month end to be charged-off.

(5)	12-month average of gross cash payments as a percentage of gross principal balances outstanding at the beginning of each month in the period.

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

	Cumulative loss rate as a % of balance originated(1)
Fiscal Year	Years from origination
of Origination	0	1	2	3	4	Terminal(2)
2005	0.3%	1.7%	3.4%	4.3%	4.7%	4.9%
2006	0.3%	1.9%	3.6%	4.8%	5.4%	5.7%
2007	0.2%	1.7%	3.5%	4.6%	5.4%	5.6%
2008	0.2%	1.8%	3.6%	5.0%	5.7%	5.9%
2009	0.2%	2.0%	4.6%	6.0%	6.6%
2010	0.2%	2.4%	4.5%	5.9%
2011	0.4%	2.6%	5.2%
2012	0.2%	3.1%
2013	0.4%

(1)
During fiscal 2012, we implemented stricter credit policies limiting the number of months an account can be re-aged and reducing the period of time a delinquent account can remain outstanding before it is charged off. These changes accelerated the timing of charge-offs, escalating the most recent cumulative loss percentages in years from origination 0 through 2 over comparable historical percentages in the same column.

(2)	The terminal loss percentage presented represents the point at which that pool of loans has reached its maximum loss rate.

Store Operations

Stores.  We currently operate 68 retail and clearance stores in Texas, Louisiana, Oklahoma, New Mexico and Arizona and have plans to open 10 to 12 stores during fiscal year 2014. The following table summarizes the number of stores we currently operate in each of our markets and the number of freestanding and strip mall stores in each market.

	No. of Locations		Total	Storage
Geographic Location	Stand Alone	Strip Mall	Square Feet	Square Feet

Texas-
Houston	4	18	585,746	85,868
Dallas/Fort Worth	1	13	451,474	86,454
San Antonio/Austin	4	7	364,817	53,168
Other	3	8	394,753	65,354
Louisiana	1	5	198,423	44,195
Oklahoma	-	2	57,558	9,751
New Mexico	-	1	38,909	2,605
Arizona	-	1	33,133	1,856
Store totals	13	55	2,124,813	349,251
Warehouse/Cross-dock and Distribution Centers	7	-	760,574	760,574
Service Centers	4	-	170,373	170,373
Corporate Offices	2	1	168,478	25,000
Total	26	56	3,224,238	1,305,198

Our non-clearance center stores have an average selling space of approximately 25,500 square feet, plus a rear storage area averaging approximately 5,200 square feet for fast-moving or smaller products that customers prefer to carry out rather than wait for in-home delivery. Two of our stores are clearance centers for discontinued product models, damaged merchandise, returns and repossessed products and are located in Houston and Dallas, Texas, providing 38,250 square feet of combined selling space.

We have begun to update our stores to a new prototype store model and implement it at new locations and in existing locations in which the market demands support the required design changes. We believe the new store model better presents our core product categories of home appliances, furniture and mattresses and consumer electronics to our customers. Additionally, the new design allocates additional floor space to furniture and mattresses to allow us to continue to expand the product selection. As we continue to add new stores or update or replace existing stores, we intend to modify our floor plan to include elements of this new model. All of our updated stores, as well as our new stores, include modern interior selling spaces featuring attractive signage and display areas specifically designed for each major product type. Our prototype store for future expansion has from 30,000 to 45,000 square feet of retail selling space and a rear storage area of between 3,000 and 5,000 square feet. Our investment to update our existing stores to the new store model generally cost $400,000 to $750,000 per store, and we expect these improvements to benefit sales at those stores over time. We continuously evaluate our existing and potential sites to position our stores in desirable locations and relocate stores that are not properly positioned. We typically lease rather than purchase our stores to retain the flexibility of managing our financial commitment to a location if we later decide that the store is performing below our standards or the market would be better served by relocation. After updating, expanding or relocating a store, we expect to increase same store sales at the store.

Store economics.  As of January 31, 2013, we leased all of our current store locations, with an average monthly rent of approximately $23,500. Our average per store investment for new leased stores is expected to approximate $1.0 million, including leasehold improvements (net of tenant improvement allowances), fixtures and equipment and inventory (net of accounts payable), but excluding the capital required to support the credit portfolio balances generated by the sales of the store.

During fiscal year 2013, our non-clearance center stores, generated average total retail revenues of approximately $10.7 million each and an average operating margin of approximately 17.6%, before credit and insurance revenues and before allocation of advertising, delivery and other overhead expenses.

Personnel and compensation.  We staff a typical store with a store manager, an assistant manager, an average of 16 sales personnel and other support staff, including cashiers and/or porters based on store size and location. Managers have an average tenure with us of approximately six years and typically have prior sales floor experience. In addition to store managers, we have 10 district management personnel, including district managers and district operations managers, which generally oversee from eight to 12 stores in each market. The senior management team of retail operations has an average of approximately 27 years of experience with us.

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

Marketing

We design our marketing and advertising programs to increase our brand name recognition, educate consumers about our products and services and generate customer traffic in order to increase sales. We conduct our advertising programs primarily through newspapers, radio and television stations, direct mail, telephone and our website. Our promotional programs include the use of discounts, rebates, product bundling and no-interest financing plans. Our website and the information contained on our website is not incorporated in this annual report or Form 8-K or any other document filed with the Securities and Exchange Commission (the “SEC”).

Our website provides customers the ability to apply for credit and purchase our products on-line. The website averaged approximately 11,200 credit applications per month during fiscal 2013. The website is linked to a call center, allowing us to better assist customers with their credit and product needs.

Distribution and Inventory Management

We have five regional distribution centers located in Houston, San Antonio, Dallas, Beaumont and El Paso, Texas and smaller cross-dock facilities in Lafayette, Louisiana, Oklahoma City, Oklahoma and Austin and Harlingen, Texas. This enables us to deliver products to our customers quickly, reduces inventory requirements at the individual stores and facilitates regionalized inventory and accounting controls.

In our retail stores we maintain an inventory of certain fast-moving items and products that the customer is likely to carry out of the store. Our computer system and the use of scanning technology in our distribution centers allow us to determine, on a real-time basis, the exact location of any product we sell. If we do not have a product at the desired retail store at the time of sale, we can provide it through one of our distribution centers on a next day basis.

We primarily use third-party providers to move products from market to market and from distribution centers to stores to meet customer needs. We outsource the majority of our in-home deliveries to a third party. Our fleet of home delivery vehicles enables our highly-trained delivery and installation specialists, in combination with the outsourced distribution arrangements to quickly complete the sales process, enhancing customer service. We receive a delivery fee based on the products sold and the services needed to complete the delivery.

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

We require proof of property insurance on all installment credit purchases, although we do not require that customers purchase this insurance from us. During fiscal 2013, approximately 84.8% of our credit customers purchased one or more of the credit insurance products we offer, and approximately 21.6% purchased all of the insurance products we offer. Commission revenues from the sale of credit insurance contracts represented approximately 2.9%, 2.5% and 2.5% of total revenues for fiscal years 2013, 2012 and 2011, respectively.

Repair service agreements.  We provide service for all of the products we sell and only for the products we sell. Customers purchased repair service agreements that we sell for third-party insurers on products representing approximately 58% of our total product sales for fiscal 2013. These agreements broaden and extend the period of covered manufacturer warranty service for up to four years from the date of purchase, depending on the product. These agreements are sold at the time the product is purchased. Customers may finance the cost of the agreements along with the purchase price of the associated product. Through a third-party, customers are contacted prior to the expiration of the repair service agreement period to provide them the opportunity to purchase an extended period of coverage, and we receive a commission on each sale.  Revenues from the sale of repair service agreements and the other product protection products that we sell represented approximately 7.3%, 6.5% and 5.7% of net sales during fiscal years 2013, 2012 and 2011, respectively.

We have contracts with unaffiliated third-party insurers that issue the initial repair service agreements to cover the costs of repairs performed under these agreements. The initial service agreement is between the customer and the independent third-party insurance company, and, through our agreements with the third-party insurance company, we are obligated to provide service when it is needed under each agreement sold. We receive a commission on the sale of the contract, which is recognized in revenues at the time of the sale, and we receive retrospective commissions, which are additional commissions paid by the insurance carrier over time if the cost of repair claims are less than earned premiums. Additionally, we bill the insurance company for the cost of the service work that we perform. We are the obligor under renewal contracts sold prior to March 1, 2012. Under these company-obligor renewal contracts, we recognize revenues received, and direct selling expenses incurred, over the life of the contracts, and expense the cost of the service work performed as products are repaired. After March 1, 2012, we began offering a renewal program through an unaffiliated third-party insurer and receive a commission on the sale of the contract, which is recognized in revenues during the period the contract is sold.

Regulation

The extension of credit to consumers is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements on the origination, servicing and enforcement of credit accounts. These laws include, but are not limited to, the Federal Truth in Lending Act, Equal Credit Opportunity Act, Dodd-Frank Wall Street Reform and Consumer Protection Act and Federal Trade Commission Act. State laws impose limitations on the maximum amount of finance charges that we can charge and also impose other restrictions on consumer creditors, such as us, including restrictions on collection and enforcement. We routinely review our contracts and procedures to ensure compliance with applicable consumer credit laws. Failure on our part to comply with applicable laws could expose us to substantial penalties and claims for damages and, in certain circumstances, may require us to refund finance charges already paid and to forego finance charges not yet paid under non-complying contracts. We believe that we are in substantial compliance with all applicable federal and state consumer credit and collection laws.

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

Employees

As of January 31, 2013, we had approximately 2,700 employees, of which approximately 1,100 were sales personnel. We offer a comprehensive benefits package including health, life, short - and long-term disability, and dental insurance coverage as well as a 401(k) plan, employee stock purchase plan, paid vacation and holiday pay, for eligible employees. None of our employees are subject to collective bargaining agreements governing their employment with us, and we believe that our employee relations are good. We have a formal dispute resolution plan that requires mandatory arbitration for employment-related issues.

Tradenames and Trademarks

We have registered the trademarks “Conn’s”, “Conn’s HomePlus”, “YES Money”, “YE$ Money”, “SI Money” and our logos, which are protected under applicable intellectual property laws and are the property of Conn’s, Inc.

Available Information

We are subject to reporting requirements of the Securities and Exchange Act of 1934, or the Exchange Act, and its rules and regulations. The Exchange Act requires us to file reports, proxy and other information statements and other information with the Securities and Exchange Commission. Copies of these reports, proxy statements and other information can be inspected a copied at the SEC Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain these materials electronically by accessing the SEC’s website at www.sec.gov.

Our board has adopted a code of business conduct and ethics for our employees, code of ethics for our chief executive officer and senior financial professionals and a code of business conduct and ethics for our board of directors. A copy of these codes are published on our website at www.conns.com under “Investor Relations — Corporate Governance.” We intend to make all required disclosures concerning any amendments to, or waivers from, these codes on our website. In addition, we make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading “Investor Relations — SEC Filings,” by accessing our website at www.conns.com.

Item 1A.  Risk Factors

The following discussion of risk factors may be important information in understanding our “forward-looking statements,” which are discussed immediately following Item 7A. in this Form 10-K and elsewhere. These risk factors should also be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included in this Form 10-K.

We urge you to consider carefully the risks described below, as well as in other reports and materials that we file with the SEC and the other information included or incorporated by reference in this Form 10-K. If any of the risks described below or elsewhere in this Form 10-K were to materialize, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our financial condition, results of operations and cash flows.

We may not be able to open and profitably operate new stores in existing, adjacent and new geographic markets.   We reinstated our new store opening program during fiscal year 2013 and opened five new stores. We have plans to open 10 to 12 more new stores in fiscal year 2014. New stores may not be profitable on an operating basis during the first months after they open and even after that time period may not be profitable or meet our goals. Any of these circumstances could have a material adverse effect on our financial results. There are a number of factors that could affect our ability to open and operate new stores consistent with our business plan, including:

•	Difficulties associated with the hiring, training and retention of additional skilled personnel, including store managers;

•	The availability of additional financial resources;

•	The availability of favorable sites in existing, adjacent and new markets at price levels consistent with our business plan;

•	Competition in existing, adjacent and new markets;

•	Competitive conditions, consumer tastes and discretionary spending patterns in adjacent and new markets that are different from those in our existing markets;

•	A lack of consumer demand for our products or financing programs at levels that can support new store growth;

•	Inability to make customer financing programs available that allow consumers to purchase products at levels that can support new store growth;

•	Limitations created by covenants and conditions under our revolving credit facility;

•	The substantial commitment and outlay of financial resources required to open new stores and the possibility that we may recognize little or no related benefit;

•	An inability or unwillingness of vendors to supply product on a timely basis at competitive prices;

•	The failure to open enough stores in new markets to achieve a sufficient market presence and realize the benefits of leveraging our advertising and our distribution system;

•	Unfamiliarity with local real estate markets and demographics in adjacent and new markets;

•	Problems in adapting our distribution and other operational and management systems to an expanded network of stores; and

•	Higher costs for print, radio, television or internet advertising.

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

We may not successfully implement our existing store remodeling program which could negatively impact our results of operations or fail to provide a favorable return on our investment.     We plan to remodel 35 of our existing stores by the end of fiscal year 2014, 20 of which were completed as of January 31, 2013. These efforts may not be successful in enhancing the operating results of the stores remodeled, which could negatively affect our results of operations or may not yield a favorable return on the investment required for such remodels. Further, our store operations for such stores could be disrupted or such stores temporarily closed, which could negatively impact our financial performance. If we are unable to successfully operate remodeled stores in our new store format or customers for those stores are not receptive to the new store format, our operating results for such stores would be negatively affected.

If we are unable to manage our growing business, our revenues may not increase as anticipated, our cost of operations may rise and our results of operations may decline.     As we grow our store base, we will face many business risks associated with growing companies, including the risk that our management, financial controls and information systems will be inadequate to support our expansion in the future. Our growth will require management to expend significant time and effort and additional resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing, warehousing and distribution systems and employee training programs. We cannot predict whether we will be able to effectively manage these increased demands or respond on a timely basis to the changing demands that our expansion will impose on our management, financial controls and information systems. If we fail to manage successfully the challenges of growth, do not continue to improve these systems and controls or encounter unexpected difficulties during expansion, our business, financial condition, operating results or cash flows could be materially adversely affected.

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

A decrease in our credit sales or a decline in credit quality could lead to a decrease in our product sales and profitability.     In the last three fiscal years, we financed, on average, including down payments, approximately 64.3% of our retail sales through our in-house proprietary credit programs to customers with a broad range of credit worthiness. A large portion of our credit portfolio is to customers considered by many to be subprime borrowers. Our ability to provide credit as a financing alternative for our customers depends on many factors, including the quality of our customer receivables portfolio. Payments on some of our credit accounts become delinquent from time to time, and some accounts end up in default, due to several factors, such as general and local economic conditions, including the impact of rising interest rates and unemployment rates. As we continue to expand into new markets, we will obtain new credit accounts that may present a higher risk than our existing credit accounts since new credit customers do not have an established credit history with us. A general decline in the quality of our customer receivable portfolio could lead to a reduction in the advance rates used or eligible customer receivable balances included in the borrowing base calculations under our revolving credit facility and thus a reduction of available credit to fund our finance operations. As a result, if we are required to reduce the amount of credit we grant to our customers, we most likely would sell fewer products, which would adversely affect our financial condition, operating results and cash flows. Further, because approximately 60% of our credit account payments received during fiscal 2013 were received in one of our store locations, any decrease in credit sales could reduce traffic in our stores and lower our revenues. A decline in the credit quality of our credit accounts could also cause an increase in our credit losses, which would result in an adverse effect on our earnings. A decline in credit quality could also lead to stricter underwriting criteria which would likely have a negative impact on net sales.

We have significant future capital needs and the inability to obtain funding for our credit operations may adversely affect our business and expansion plans.     As of January 31, 2013, we financed our customer receivables through an asset-based loan facility that provided $545.0 million in financing commitments and securitized notes. We had $266.7 million outstanding under our asset-based revolving credit facility, including standby letters of credit issued as of January 31, 2013. Our ability to raise additional capital through expansion of our asset-based loan facility, future securitization transactions or other debt or equity transactions, and do so on economically favorable terms, depends in large part on factors that are beyond our control.

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

If we are unable to renew or replace our existing credit facilities or securitized financing in the future or have access to securitization markets reduced, we would be required to reduce, or possibly cease, offering customers credit, which could adversely affect our revenues and results of operations in the same manner as discussed above.

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

Our ability to collect from credit customers may be materially impaired by store closings and our need to rely on a replacement servicer in the event of our liquidation.     We may be unable to collect a large portion of periodic credit payments should our stores close as many of our customers remit payments in-store. During the course of fiscal year 2013, approximately 60.0% of our active credit customers made a payment in one of our stores. In the event of store closings, credit customers may not pay balances in a timely fashion, or may not pay at all, since a large number of our customers have not traditionally made payments to a central location.

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

Our policy of re-aging certain delinquent borrowers affects our delinquency statistics and the timing and amount of our write-offs.     As of January 31, 2013, 11.7% of our credit portfolio consisted of “re-aged” customer receivables. Re-aging is offered to certain eligible past-due customers if they meet the conditions of our re-age policy. Our decision to offer a delinquent customer a re-age program is based on that borrower’s specific condition, our history with the borrower, the amount of the loan and various other factors. When we re-age a customer’s account, we move the account from a delinquent status to a current status. Management exercises a considerable amount of discretion over the re-aging process and has the ability to re-age an account multiple times during its life. During fiscal year 2012, we implemented a policy to limit the number of months an account can be re-aged over the life of the account to 12 months. Treating an otherwise uncollectible account as current affects our delinquency statistics, as well as impacting the timing and amount of charge-offs. If these accounts had been charged off sooner, our net loss rates might have been higher.

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

Models are inherently imperfect predictors of actual results because they are based on current and historical data available to us and our assumptions about factors such as credit demand, payment rates, default rates, delinquency rates and other factors that may overstate or understate future experience. Our models could produce unreliable results for a number of reasons, including the limitations of historical data to predict results due to unprecedented events or circumstances, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, changes in credit policies, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside of the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case recently.

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

Due to the factors described above and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K, we may be required or may deem it necessary to increase our allowance for doubtful accounts in the future. Increasing our allowance for doubtful accounts would adversely affect our results of operations and our financial position.

Changes in the economy, credit policies and practices, and the credit and capital markets have required frequent adjustments to our models and the application of greater management judgment in the interpretation and adjustment of the results produced by our models. This application of greater management judgment reflects the need to take into account updated information while continuing to maintain controlled processes for model updates, including model development, testing, independent validation and implementation. As a result of the time and resources, including technical and staffing resources, that are required to perform these processes effectively, it may not be possible to replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions.

An economic downturn or other events may affect consumer purchases from us as well as their ability to repay their credit obligations to us, which could have a prolonged negative effect on our net sales, gross margins and credit portfolio performance.     Many factors affect spending, including regional or world events, war, conditions in financial markets, general business conditions, interest rates, inflation, energy and gasoline prices, consumer debt levels, the availability of consumer credit, taxation, unemployment trends and other matters that influence consumer confidence and spending. Our customers’ purchases of our products decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. Recent turmoil in the national economy, including instability in financial markets and a potential combination of expiring tax cuts and mandatory federal spending reductions, decreases in consumer confidence and volatile oil prices have negatively impacted our markets and may present significant challenges to our operations in the future. If this occurs, our net sales and results of operations would decline.

We face significant competition from national, regional, local and internet retailers of home appliances, consumer electronics, furniture and mattresses.     The retail market for consumer electronics, furniture and mattresses is highly fragmented and intensely competitive and the market for home appliances is concentrated among a few major dealers. We currently compete against a diverse group of retailers, including national mass merchants such as Sears, Wal-Mart, Target, Sam’s Club and Costco, specialized national retailers such as Best Buy, Rooms ToGo and Mattress Firm, home improvement stores such as Lowe’s and Home Depot, and locally-owned regional or independent retail specialty stores that sell home appliances, consumer electronics, furniture, and mattresses similar, and often identical, to those items we sell. We also compete with retailers that market products through store catalogs and the internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time.

Additionally, we compete to some extent against companies offering credit constrained consumers products similar to those offered by us for the home under weekly or monthly rent-to-own payment options.  Competitors include Aarons and Rent-A-Center, as well as many smaller independent companies.

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

Competition from any of these sources could cause us to lose market share, sales and customers, increase expenditures or reduce prices, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We may experience significant price pressures over the life cycle of our products from competing technologies and our competitors and we may not be able to maintain our historical gross margin levels.     Prices for many of our products decrease over their life cycle. Such decreases often result in decreased gross profit margins for us. There is also substantial and continuing pressure from customers to reduce their total costs for products. Suppliers may also seek to reduce our margins on the sales of their products in order to increase their own profitability. The consumer electronics industry depends on new products to drive same store sales increases. Typically, these new products, such as high-definition flat-panel (including 3-D, LCD, LED and internet-ready technology) televisions, Blu-ray players and digital cameras are introduced at relatively high price points that are then gradually reduced as the product becomes mainstream. To sustain positive same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps drive the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. This has historically been our experience, and we continue to adjust our marketing strategies to address this challenge through the introduction of new product categories and new products within our existing categories. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated. In addition, we may not be able to maintain our historical margin levels in the future due to increased sales of lower margin products such as personal electronics products and declines in average selling prices of key products. If sales of lower margin items continue to increase and replace sales of higher margin items or our consumer electronics products average selling prices decreases due to the maturity of their life cycle, our gross margin and overall gross profit levels will be adversely affected.

A disruption in our relationships with, in the operations of, or the supply of product from any of our key suppliers could cause our sales to decline.     The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers such as Dell, Electrolux, Franklin, Frigidaire, General Electric, Hewlett-Packard, Jackson-Catnapper, LG, Samsung, Sealy, Serta, Sharp, Steve Silver, Sony, Toshiba, and Z-Line. We do not have long-term supply agreements or exclusive arrangements with the majority of our vendors. We typically order our inventory and repair parts through the issuance of individual purchase orders to vendors. We also rely on our suppliers for cooperative advertising support. We may be subject to rationing by suppliers with respect to a number of limited distribution items. In addition, we rely heavily on a relatively small number of suppliers. Our top six suppliers represented 60.2% of our purchases for fiscal year 2013, and the top two suppliers represented approximately 38.8% of our total purchases. The loss of any one or more of these key vendors or failure to establish and maintain relationships with these and other vendors, and limitations on the availability of inventory or repair parts could have a material adverse effect on our results of operations and financial condition. If one of our vendors were to go out of business, it could have a material adverse effect on our results of operations and financial condition if such vendor is unable to fund amounts due to us, including payments due for returns of product and warranty claims. Catastrophic or other unforeseen events, such as the one which impacted Japan during 2011, could adversely impact the supply and delivery of products to us and could adversely impact our results of operations.

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

Furthermore, we rely on credit from vendors to purchase our products. As of January 31, 2013, we had $69.6 million in accounts payable and $73.7 million in merchandise inventories. A substantial change in credit terms from vendors or vendors’ willingness to extend credit to us, including providing inventory under consignment arrangements, would reduce our ability to obtain the merchandise that we sell, which would have a material adverse effect on our sales and results of operations.

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

Our business could be adversely affected by changes in consumer protection laws and regulations.   Federal and state consumer protection laws and regulations, such as the Fair Credit Reporting Act and the Consumer Financial Protection Bureau could limit the manner in which we may offer and extend credit. Because our customers finance through our credit segment a substantial portion of our sales, any adverse change in the regulation of consumer credit could adversely affect our total sales and gross margins. For example, new laws or regulations could limit the amount of interest or fees that may be charged on consumer credit accounts, including by reducing the maximum interest rate that can be charged in the states in which we operate, or restrict our ability to collect on account balances, which would have a material adverse effect on our cash flow and results of operations. Compliance with existing and future laws or regulations, including regulations that may be applicable to us under the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted into law in July 2010, could require us to make material expenditures, in particular personnel training costs, or otherwise adversely affect our business or financial results. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could have an adverse effect on our cash flow and results of operations.

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

Our corporate actions may be substantially controlled by our principal shareholders and affiliated entities.     As of January 31, 2013, Stephens Inc. and The Stephens Group, LLC, and their affiliated entities beneficially owned approximately 14.9% and 17.7%, respectively, of our common stock. Their interests may conflict with the will or interests of our other equity holders. While Stephens Inc. and its affiliates held 14.9% of our common stock as of January 31, 2013 through a voting trust that will vote the shares in the same proportion as votes cast by all other stockholders, this voting trust agreement will expire in October 31, 2013, unless extended, and upon expiration Stephens Inc. and its affiliates will not be restricted on how it votes its shares. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.

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

Because our stores are located in Texas, Louisiana, Oklahoma, Arizona and New Mexico, and our distribution centers are located in Texas, we are subject to regional risks.     Our 68 stores are located exclusively in Texas, Louisiana, Oklahoma, Arizona and New Mexico and our five regional distribution centers are located in Texas. This subjects us to regional risks, such as the economy, weather conditions, hurricanes and other natural or man-made disasters. If the region suffers a continued or another economic downturn or any other adverse regional event, there could be an adverse impact on our net sales and results of operations and our ability to implement our planned expansion program. Several of our competitors operate stores across the United States and thus are not as vulnerable to the risks of operating in one region. Additionally, these states in general, and the local economies where many of our stores are located in particular, are dependent, to a degree, on the oil and gas industries, which can be very volatile. Additionally, because of fears of climate change and adverse effects of drilling explosions and oil spills in the Gulf of Mexico, legislation has been considered, and governmental regulations and orders have been issued, which, combined with the local economic and employment conditions caused by both, could materially and adversely impact the oil and gas industries and the areas in which a majority of our stores are located in Texas and Louisiana. To the extent the oil and gas industries are negatively impacted by declining commodity prices, climate change or other legislation and other factors, we could be negatively impacted by reduced employment, or other negative economic factors that impact the local economies where we have our stores.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The number of stores, warehouse and distribution centers, and corporate offices we operate, together with location and square footage information, are disclosed as of January 31, 2013 in this Form 10-K within the caption “Store Operations” under “Item I. Business” and is incorporated herein by reference.  We currently lease substantially all of our facilities pursuant to operating lease arrangements.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR CONN'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of March 22, 2013, we had approximately 80 common stockholders of record and an estimated 5,400 beneficial owners of our common stock.  The principal market for our common stock is the NASDAQ Global Select Market, where it is traded under the symbol "CONN."

Information regarding the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported on NASDAQ is summarized as follows:

	Price Range
	High	Low
Fiscal 2012 -
Quarter ended April 30, 2011	$6.91	$4.10
Quarter ended July 31, 2011	9.98	5.08
Quarter ended October 31, 2011	9.49	4.97
Quarter ended January 31, 2012	12.97	8.24
Fiscal 2013 -
Quarter ended April 30, 2012	$19.83	$11.00
Quarter ended July 31, 2012	18.35	14.40
Quarter ended October 31, 2012	26.98	17.47
Quarter ended January 31, 2013	31.35	24.51

Dividends Declared

No cash dividends were declared or paid in fiscal 2013 or 2012. We do not anticipate paying dividends in the foreseeable future.  Any future payment of dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Unregistered  Sale of Equity Securities

None.

Share Repurchases

We have not, and no one on our behalf and no affiliated purchasers has, purchased any of our securities during the past fiscal quarter.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected historical financial information as of and for the periods indicated. We have provided the following selected historical financial information for your reference. We have derived the selected statement of operations and balance sheet data as of January 31, 2013, 2012 and 2011 and for each of the years ended January 31, 2013, 2012, 2011 and 2010 from our audited consolidated financial statements. Balance sheet data as of January 31, 2010 and 2009 and statement of operations data for the year ended January 31, 2009 has been derived from our unaudited consolidated financial statements.

	Year Ended January 31,
	2013	2012	2011	2010	2009
	(dollars and shares in thousands, except per share amounts)
Statement Operations:
Revenues:
Product sales	$649,516	$596,360	$608,443	$666,381	$743,729
Repair service agreement commissions (1)	51,648	42,078	37,795	40,673	47,888
Service revenues (2)	13,103	15,246	16,487	22,115	21,121
Total net sales	714,267	653,684	662,725	729,169	812,738
Finance charges and other (3)	150,765	138,618	146,050	157,920	154,665
Total revenues	865,032	792,302	808,775	887,089	967,403
Costs and expenses:
Cost of goods sold, including warehousing and occupancy costs	454,682	455,493	474,696	529,227	573,984
Cost of parts sold, including warehousing and occupancy costs	5,965	6,527	7,779	10,401	9,638
Selling, general and administrative expense	253,189	237,098	239,806	258,579	259,588
Provision for bad debts	47,659	53,555	51,404	48,779	38,628
Charges and credits (4)	3,025	9,928	2,321	9,617	-
Total costs and expenses	764,520	762,601	776,006	856,603	881,838
Operating income	100,512	29,701	32,769	30,486	85,565
Interest expense, net	17,047	22,457	28,081	21,986	24,620
Loss from early extinguishment of debt (5)	897	11,056	-	-	-
Cost related to financing facilities terminated and transactions not completed (6)	-	-	4,283	-	-
Other (income) expense	(153)	70	339	(123)	117
Income (loss) before income taxes	82,721	(3,882)	66	8,623	60,828
Provision (benefit) for income taxes	30,109	(159)	1,138	4,319	22,633
Net income (loss)	$52,612	$(3,723)	$(1,072)	$4,304	$38,195
Earnings (loss) per common share:
Basic	$1.60	$(0.12)	$(0.04)	$0.17	$1.54
Diluted	$1.56	$(0.12)	$(0.04)	$0.17	$1.53
Average common shares outstanding:
Basic	32,862	31,860	26,091	24,910	24,863
Diluted	33,768	31,860	26,091	25,081	25,044

Operating Data:
Stores open at end of period	68	65	76	76	76
Same stores sales growth (7)	14.3%	2.8%	(9.6%)	(13.8%)	2.0%
Retail gross margin (8)	35.2%	28.7%	26.5%	25.2%	27.5%
Gross margin (9)	46.7%	41.7%	40.3%	39.2%	39.7%
Operating margin (10)	11.6%	3.7%	4.1%	3.4%	8.8%
Return on average equity (11)	14.9%	(1.1%)	(0.3%)	1.3%	12.9%
Capital expenditures, net (12)	$9,471	$4,386	$2,319	$10,103	$17,373
Rent expense (13)	$21,537	$22,132	$23,334	$23,703	$22,242
Percent of retail sales financed, including down payment	70.9%	60.4%	61.2%	62.5%	67.2%
Net charge-offs as a percent of average oustanding balance (14)	8.0%	7.5%	7.3%	5.0%	4.4%
Weighted average monthly payment rate (15)	5.4%	5.6%	5.4%	5.2%	5.5%

	January 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Working capital	$377,081	$357,884	$389,022	$329,325	$266,118
Inventories	73,685	62,540	82,354	63,499	95,971
Total customer accounts receivable	741,544	643,301	675,766	736,041	753,513
Total assets	909,857	783,298	842,060	889,509	955,481
Total debt, including current maturities	295,057	321,704	373,736	452,304	505,417
Total stockholders' equity	474,450	353,371	352,897	328,366	321,606

(1)	Includes commissions from sales of third-party repair service agreements and replacement product programs, and income from company-obligor repair service agreements.

(2)	Includes revenues derived from parts sales and labor sales on products serviced for customers, both covered under manufacturer’s warranty and outside manufacturer’s warranty coverage.

(3)	Includes primarily interest income and fees earned on credit accounts and commissions earned from the sale of third-party credit insurance products.

(4)	Includes the following charges and credits:

	Year ended January 31,
	2013	2012	2011	2010
	(in thousands)
Costs related to store closings	$869	$7,096	$-	$-
Impairment of long-lived assets	-	2,019	2,321	-
Costs related to office relocation	1,202	-	-	-
Employee severance	628	813	-	-
Vehicle lease terminations	326	-	-	-
Goodwill impairment	-	-	-	9,617
	$3,025	$9,928	$2,321	$9,617

(5)
Includes the write-off of unamortized financing fees associated primarily with amendment and restatement of the asset-based loan facility in fiscal 2013 and the termination of the securitization program in fiscal 2012.

(6)	Includes costs incurred related to financing alternatives considered, but not completed.

(7)
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

(8)
Retail gross margin percentage is defined as the sum of product sales and repair service agreement commissions less cost of goods sold, divided by the sum of product sales and repair service agreement commissions.

(19)	Gross margin percentage is defined as total revenues less cost of goods and parts sold, including warehousing and occupancy cost, divided by total revenues.

(10)	Operating margin is defined as operating income divided by total revenues.

(11)	Return on average equity is calculated as current period net income divided by the average of the beginning and ending equity.

(12)	Represents the amount of property and equipment purchased net of proceeds from the sales of any property and equipment.

(13)	Rent expense includes rent expense incurred on our properties, equipment and vehicles, and is net of any rental income received.

(14)	Represents net charge-offs for the fiscal year divided by the average balance of the credit portfolio for the fiscal year.

(15)	Represents the weighted average of monthly gross cash collections received on the credit portfolio as a percentage of the average monthly beginning portfolio balance for each period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to continue existing or offer new customer financing programs; changes in the delinquency status of our credit portfolio; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores and the updating of existing stores; technological and market developments and sales trends for our major product offerings; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets.

Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” in this Form 10-K.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report might not happen.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this press release or to reflect the occurrence of unanticipated events.

All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Our Company

Conn’s is a leading specialty retailer that offers a broad selection of high-quality, branded durable consumer goods and related services in addition to a proprietary credit solution for its core credit constrained consumers. We operate a highly integrated and scalable business through our 68 retail stores and website. Our complementary product offerings include home appliances, furniture and mattresses, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit offering provides financing solutions to a large, underserved population of credit constrained consumers who typically are unbanked and have credit scores between 550 and 650. We provide customers the opportunity to comparison shop across brands with confidence in our low prices as well as affordable monthly payment options, next day delivery and installation, and product repair service. We believe our large, attractively merchandised stores and credit solutions offer a distinctive shopping experience compared to other retailers that target our core customer demographic.

As of January 31, 2013, we operated 68 retail stores located in five states: Texas (58), Louisiana (6), Oklahoma (2), Arizona (1) and New Mexico (1). Our stores typically range in size from 18,000 to 50,000 square feet and are predominately located in areas densely populated by our core customer and are typically anchor stores in strip malls. We utilize a “good-better-best” merchandising strategy that offers approximately 2,300 branded products from approximately 200 manufacturers and distributors in a wide range of price points. Our commissioned sales, consumer credit and service personnel are well-trained and knowledgeable to assist our customers with product selection and the credit application process. We also provide additional services including next day delivery and installation capabilities, and product repair or replacement services for most items sold in our stores.

We provide multiple financing options to address various customer needs including a proprietary in-house credit program, a third-party financing program and a third-party rent-to-own payment program. The majority of our credit customers use our in-house credit program and typically have a credit score of between 550 and 650, with the average score of new applicants for the twelve months ended January 31, 2013 of 614. For customers who do not qualify for our in-house program, we offer rent-to-own payment plans through RAC Acceptance. For customers with high credit scores, we have partnered with GE Capital to offer long-term, no interest and revolving credit plans. RAC Acceptance and GE Capital manage their respective underwriting decisions, management and collection of their credit programs. For the twelve months ended January 31, 2013, we financed approximately 70.9% of our retail sales, including down payments, under our in-house financing program.

We believe our extensive brand and product selection, competitive pricing, financing alternatives and supporting services combined with our customer service-focused store associates make us an attractive alternative to appliance and electronics superstores, department stores and other national, regional, local and internet retailers.

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

We offer re-age programs to customers with past due balances that have experienced a financial hardship, if they meet the conditions of our re-age policy. Re-aging a customer’s account can result in updating it from a delinquent status to a current status. During fiscal 2012, we implemented a policy which limits the number of months that an account can be re-aged to a maximum of 12 months. As of July 31, 2011, we modified our charge-off policy so that an account that is delinquent more than 209 days at each month end is charged-off against the allowance for doubtful accounts and interest accrued is charged to the allowance for uncollectible interest. Prior to July 31, 2011, we charged off all accounts that were delinquent more than 120 days and for which no payment had been received in the past seven months. We have a secured interest in the merchandise financed by these receivables and therefore have the opportunity to recover a portion of any charged-off amount. As part of our customer retention and expansion efforts, we may modify loans for certain borrowers.

Restructured customer accounts receivable.  Effective April 5, 2011, the FASB issued ASU No. 2011-02, A Creditor's Determination of Whether Restructuring is a Troubled Debt Restructuring (“TDR”), which clarifies when a loan modification or restructuring is considered a TDR. This guidance clarifies what constitutes a concession and whether the debtor is experiencing financial difficulties, even if not currently in default. The amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, or for the third quarter of fiscal 2012 for us, and should be applied retrospectively to restructurings occurring on or after the beginning of the annual period of adoption with early adoption permitted. Loan modifications in which an economic concession has been granted to a borrower experiencing financial difficulty are accounted for and reported as TDRs. In the quarter ended October 31, 2011, we adopted new accounting guidance that provides clarification on whether a debtor is experiencing financial difficulties and whether a concession has been granted to the debtor for purposes of determining if a loan modification constitutes a TDR. The adoption applies retrospectively to our loan restructurings after January 31, 2011. The Company defines TDR accounts that originated subsequent to January 31, 2011, as accounts that have been re-aged in excess of three months or refinanced. For accounts originating prior to January 31, 2011, if the cumulative re-aging exceeds three months and the accounts were re-aged subsequent to January 31, 2011, the account is considered TDR. We recorded a pre-tax charge of $14.1 million, net of previously provided reserves, related to the required adoption of the accounting guidance related to TDR accounts.

Allowance for doubtful accounts.  We monitor the aging of our past due accounts closely and focus our collection efforts on preventing accounts from becoming 60 days past due or greater, which is a leading indicator of potential charge-off. We record an allowance for doubtful accounts, including estimated uncollectible interest, for our customer and other accounts receivable, based on our historical cash collection and net loss experience using a projection of monthly delinquency performance, cash collections and losses. In addition to pre-charge-off cash collections and charge-off information, estimates of post-charge-off recoveries, including cash payments, amounts realized from the repossession of the products financed and, at times, payments received under credit insurance policies are also considered.

We determine reserves for those accounts that are TDRs based on the discounted present value of cash flows expected to be collected over the life of those accounts. The excess of the carrying amount over the discounted cash flow amount is recorded as a reserve for loss on those accounts.

As a result of our practice of re-aging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off could be impacted. If these accounts had been charged-off sooner the historical net loss rates might have been higher. As further discussed above, during fiscal 2012, we implemented a new policy which limits the number of months that an account can be re-aged to a cumulative maximum of 12 months. This change in the re-age policy had the impact of increasing delinquencies and accelerating charge-offs during fiscal 2012 and 2013. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $43.9 million and $49.9 million, at January 31, 2013, and 2012, respectively. The amount included in the allowance for doubtful accounts associated with principal and interest on TDR accounts was $16.2 million and $25.4 million as of January 31, 2013 and 2012, respectively. TDR accounts are segregated from the credit score stratification for reporting and measurement purposes. If the loss rate used to calculate the allowance for doubtful accounts on non-TDR loan principal and interest reserves was increased by 10% at January 31, 2013, we would have increased our provision for bad debts by approximately $2.8 million for fiscal 2013. The impact of a 10% unfavorable change in the net present value calculation on TDR accounts would increase our provision for bad debts by approximately $1.6 million as of January 31, 2013.

Interest income on customer accounts receivable.  Interest income is accrued using the interest method for installment contracts and is reflected in finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. We typically only place accounts in non-accrual status when legally required to do so. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. Interest income is recognized on our interest-free promotional accounts based on our historical experience related to customers who fail to satisfy the requirements of the interest-free programs. We recognize interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows.

Inventories. Inventories consist of finished goods or parts and are valued at the lower of cost (moving weighted average cost method) or fair market value through the establishment of inventory reserves. Our inventory reserve represents the excess of the carrying amount, typically weighted average cost, over the amount we expect to realize from the ultimate sale or other disposition of the inventory. The inventory reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory aging, projected consumer demand and market availability and obsolescence of products on hand. If estimates regarding consumer demand or the net realizable value that can be obtained for certain products is affected in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% difference in our actual inventory reserve at January 31, 2013, would have affected our cost of goods sold by approximately $0.2 million.

Property and equipment impairment. Property and equipment are evaluated for impairment at the retail store level. The Company performs a periodic assessment of assets for impairment. Additionally, an impairment evaluation is performed whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store’s performance. For property and equipment to be held and used, the Company recognizes an impairment loss if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Fair value is determined by discounting the anticipated cash flows over the remaining term of the lease utilizing certain unobservable inputs. Impairment charges of $2.0 million and $2.3 million were recorded for the years ended January 31, 2012 and 2011, related to stores being closed.

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

Vendor allowances.  We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, training and promotion programs which are recorded on the accrual basis as a reduction to the related product cost. We accrue rebates based on the satisfaction of terms of the program and sales of qualifying products even though funds may not be received until the end of a quarter or year. If the programs are related to product purchases, the allowances, credits or payments are recorded as a reduction of product cost and if the programs are related to product sales, the allowances, credits or payments are recorded as a reduction of cost of goods sold. We received $64.3 million, $62.7 million and $63.7 million in vendor allowances during the fiscal years ended January 31, 2013, 2012 and 2011, respectively. Over the past three years we have received funds from approximately 50 vendors, with the terms of the programs ranging between one month and one year.

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

Operational Changes and Operating Environment

We have implemented, continued to focus on, or modified operating initiatives that we believe should positively impact future results, including:

•
Opening expanded Conn’s HomePlus stores in new markets. During 2012, we opened one new store in Waco, Texas in June, another new store in Albuquerque, New Mexico in November and three additional stores in El Paso and Fort Worth, Texas and Tucson, Arizona in December.  We plan to open 10 to 12 additional stores in fiscal year 2014;

•	Remodeling existing stores utilizing the new Conn’s HomePlus format to increase retail square footage and improve our customers shopping experience;

•	Expanding and enhancing our product offering of higher-margin furniture and mattresses;

•	Focusing on higher-price, higher-margin products to improve operating performance;

•
Reviewing our existing store locations to ensure the customer demographics and retail sales opportunity are sufficient to achieve our store performance expectations, and selectively closing or relocating stores to achieve those goals. In this regard, we closed 11 retail locations in fiscal year 2012 and two additional stores in fiscal year 2013 that did not perform at the level we expect for mature store locations;

•
Augmenting our credit offerings through the use of third-party consumer credit providers to provide flexible financing options to meet the varying needs of our customers, while focusing the use of our credit program to offer credit to customers where third-party programs are not available;

•	Assessing the ability to approve customers being declined today, as retail margin and portfolio yield may provide the ability to finance these customers profitably; and

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

The following tables present certain operations information, on a consolidated and segment basis from year to year:

Consolidated:

(in thousands)	Year ended January 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues
Product sales	$649,516	$596,360	$608,443	$53,156	$(12,083)
Repair service agreement commissions	51,648	42,078	37,795	9,570	4,283
Service revenues	13,103	15,246	16,487	(2,143)	(1,241)
Total net sales	714,267	653,684	662,725	60,583	(9,041)
Finance charges and other	150,765	138,618	146,050	12,147	(7,432)
Total revenues	865,032	792,302	808,775	72,730	(16,473)
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	454,682	455,493	474,696	(811)	(19,203)
Cost of parts sold, including warehousing and occupancy costs	5,965	6,527	7,779	(562)	(1,252)
Selling, general and administrative expense	253,189	237,098	239,806	16,091	(2,708)
Provision for bad debts	47,659	53,555	51,404	(5,896)	2,151
Charges and credits	3,025	9,928	2,321	(6,903)	7,607
Operating income	100,512	29,701	32,769	70,811	(3,068)
Interest expense	17,047	22,457	28,081	(5,410)	(5,624)
Loss on early extinguishment of debt	897	11,056	-	(10,159)	11,056
Costs related to financing facilities terminated and transactions not completed	-	-	4,283	-	(4,283)
Other (income) expense	(153)	70	339	(223)	(269)
Income (loss) before income taxes	82,721	(3,882)	66	86,603	(3,948)
Provision (benefit) for income taxes	30,109	(159)	1,138	30,268	(1,297)
Net income (loss)	$52,612	$(3,723)	$(1,072)	$56,335	$(2,651)

Retail Segment:

(in thousands)	Year ended January 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues
Product sales	$649,516	$596,360	$608,443	$53,156	$(12,083)
Repair service agreement commissions	51,648	42,078	37,795	9,570	4,283
Service revenues	13,103	15,246	16,487	(2,143)	(1,241)
Total net sales	714,267	653,684	662,725	60,583	(9,041)
Finance charges and other	1,236	1,335	857	(99)	478
Total revenues	715,503	655,019	663,582	60,484	(8,563)
Costs and Expenses
Cost of goods, including warehousing and occupancy costs	454,682	455,493	474,696	(811)	(19,203)
Cost of parts, including warehousing and occupancy costs	5,965	6,527	7,779	(562)	(1,252)
Selling, general and administrative expense (a)	197,498	180,234	175,778	17,264	4,456
Provision for bad debts	758	590	817	168	(227)
Charges and credits	2,498	9,522	2,321	(7,024)	7,201
Operating income	54,102	2,653	2,191	51,449	462
Other (income) expense	(153)	70	339	(223)	(269)
Income before income taxes	$54,255	$2,583	$1,852	$51,672	$731

Credit Segment:

(in thousands)	Year ended January 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues
Finance charges and other	$149,529	$137,283	$145,193	$12,246	$(7,910)

Selling, general and administrative expense (a)	55,691	56,864	64,028	(1,173)	(7,164)
Provision for bad debts	46,901	52,965	50,587	(6,064)	2,378
Charges and credits	527	406	-	121	406
Operating income	46,410	27,048	30,578	19,362	(3,530)
Interest expense	17,047	22,457	28,081	(5,410)	(5,624)
Loss on early extinguishment of debt	897	11,056	-	(10,159)	11,056
Costs related to financing facilities terminated and transactions not completed	-	-	4,283	-	(4,283)
Income (loss) before income taxes	$28,466	$(6,465)	$(1,786)	$34,931	$(4,679)

(a)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $9.0 million, $8.2 million and $7.5 million for the fiscal years ended January 31, 2013, 2012 and 2011, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $16.7 million, $15.6 million and $17.5 million for the fiscal years ended January 31, 2013, 2012 and 2011, respectively.

Year ended January 31, 2013 compared to the year ended January 31, 2012.

Segment Overview.    The following provides an overview of our retail and credit segment operations for the year ended January 31, 2013. A detailed explanation of the changes in our operations for the comparative periods is included below.

Retail Segment

•
Revenues were $715.5 million for the year ended January 31, 2013, an increase of $60.5 million, or 9.2%, from the prior-year period. The increase in revenues during the period was primarily driven by higher demand for furniture and mattresses, home appliances, tablets and lawn equipment. On a same store basis, revenues for the year ended January 31, 2013 rose 14.3% over the prior-year period. Reported revenues for the twelve months ended January 31, 2013, also reflects the benefit of the completion of 20 store remodels, the opening of a Conn’s HomePlus store in Waco, Texas in June of 2012 and four additional stores opened during the fourth quarter. This growth in sales was partially offset by store closures.

•
Retail gross margin was 35.2% for the year ended January 31, 2013, an increase of 650 basis points over the 28.7% reported last year. The prior-year period included an inventory reserve adjustment, which increased cost of goods sold by $4.7 million and decreased reported retail gross margin by 70 basis points. Excluding this adjustment, retail gross margin rose 580 basis points year-over-year driven by margin expansion within each of the major product categories. Additionally, results were favorably influenced by sales mix, with the 41.4% increase in higher-margin furniture and mattress sales outpacing the overall growth realized in the other product categories. The broad margin improvement across all categories was driven by the continued focus on higher price-point, higher margin products and sourcing opportunities.

•
Selling, general and administrative (“SG&A”) expense was $197.5 million for the year ended January 31, 2013, an increase of $17.3 million, or 9.6%, over the year ended January 31, 2012. The SG&A expense increase was primarily due to higher sales-driven compensation costs and advertising expenses, partially offset by a reduction in depreciation and facility-related expenses. As a percent of segment revenues, SG&A expense increased 10 basis points to 27.6% in the year ended January 31, 2013 from 27.5% in the prior-year period.

 Credit Segment

•
Revenues were $149.5 million for the year ended January 31, 2013, an increase of $12.2 million, or 8.9%, from the prior year. The increase reflects the impact of year-over-year growth of 6.8% in the average balance of the customer receivable portfolio and increased insurance commissions driven by higher retail sales and increased penetration on the sale of insurance.

•
SG&A expense for the credit segment for the year ended January 31, 2013 was $55.7 million, or 37.2% of revenues, versus $56.9 million, or 41.4% of revenues, in the comparable prior-year period. On a dollar basis, SG&A decreased by $1.2 million in the year ended January 31, 2013 due to reduced compensation and related expenses.

•
Provision for bad debts was $46.9 million for the year ended January 31, 2013, a decrease of $6.1 million from the prior-year period. The year-over-year decrease is attributable to the $13.1 million impact in the prior year of required adoption of accounting guidance related to Troubled Debt Restructuring and our implementation of stricter re-aging and charge-off policies in the second and third quarters of fiscal year 2012.

•
Net interest expense for the year ended January 31, 2013 was $17.0 million, a decrease of $5.4 million from the prior-year period, which was attributable to the decline in the overall effective interest rate.

Refer to the above analysis of consolidated statements of operations while reading the operations review on a year-by-year basis.

	Year ended January 31,
(in millions)	2013	2012	Change
Net sales	$714.3	$653.7	$60.6
Finance charges and other	150.7	138.6	12.1
Revenues	$865.0	$792.3	$72.7

The following table provides an analysis of net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from prior filings to ensure comparability between the categories.

	Year ended January 31,						Same store
	2013		2012		%		sales
(dollars in millions)	Amount	Percent	Amount	Percent	Change		% change
Category
Home appliance	$199.1	27.9%	$188.5	28.8%	5.6	(1)	10.4
Furniture and mattress	132.6	18.5	93.8	14.3	41.4	(2)	43.2
Consumer electronic	218.5	30.6	233.7	35.8	(6.5)	(3)	(3.3)
Home office	65.4	9.2	54.5	8.3	20.0	(4)	23.3
Other	34.0	4.8	25.9	4.0	31.3		37.8
Total product sales	649.6	91.0	596.4	91.2	8.9		12.9

RSA commissions	51.6	7.2	42.1	6.5	22.6	(5)	27.4
Service revenues	13.1	1.8	15.2	2.3	(13.8)
Total net sales	$714.3	100.0%	$653.7	100.0%	9.3		14.3

The following provides a summary of items impacting our product categories during the year ended January 31, 2013, compared to the prior fiscal year:

(1)
Home appliance sales increased during the period with a 26.5% increase in the average selling price, partially offset by a 16.2% decrease in unit sales. Over one-third of the unit sales decline was attributable to previous store closures. On a same store basis, laundry sales were up 14.6%, refrigeration sales were up 10.6% and cooking sales were up 22.7%. Milder temperatures drove a 21.6% decrease in room air conditioner sales;

(2)
The growth in furniture and mattress sales was driven by enhanced displays, product selection and increased promotional activity. The reported increase was moderated by the impact of store closures. Furniture same store sales growth was driven by a 20.2% increase in the average sales price and an 20.5% increase in unit sales. Mattress same store sales also increased reflecting a favorable shift in product mix with our decision to discontinue offering low price-point products. The average mattress selling price was up 53.9%, while unit volume declined 9.7% on a same store basis;

(3)
Consumer electronic sales decreased due primarily to previous store closures. On a same store basis, sales decreased 3.3% with growth in home theater and audio sales offset by a reduction in television, gaming hardware and accessory item sales. With our decision not to compete for low-priced, low-margin television sales during the current year, the same store average selling price for televisions increased 23.8%, while unit sales declined 21.3%; and

(4)
Home office sales rose primarily as a result of the expansion of tablet sales and a 19.2% increase in the average selling price of computers, partially offset by the impact of store closures, a decline in computer unit volume and lower sales of accessory items.

(5)	The increase in repair service agreement commissions was driven by increased retail sales and higher penetration as a percentage of product sales.

	Year ended January 31,
(in millions)	2013	2012	Change
Interest income and fees	$124.5	$117.1	$7.4
Insurance commissions	25.0	20.2	4.8
Other income	1.2	1.3	(0.1)
Finance charges and other	$150.7	$138.6	$12.1

Interest income and fees and insurance commissions are included in the finance charges and other for the credit segment, while other income is included in finance charges and other for the retail segment.

The increase in interest income and fees of the credit segment was driven primarily by growth in the average portfolio balance and the effect of a $1.0 million increase in reserves for uncollectible interest for the three months ended October 31, 2011 resulting from the prior-year adoption of TDR accounting guidance. The increase in insurance commissions was primarily related to the increase in retail sales and finance penetration.

	Year ended January 31,
(dollars in millions)	2013	2012
Interest income and fees (a)	$124.5	$117.1
Net charge-offs	(53.3)	(46.9)
Borrowing costs (b)	(17.0)	(22.5)
Net portfolio yield	$54.2	$47.7

Average portfolio balance	$669.0	$626.4
Interest income and fee yield %	18.6%	18.7%
Net charge-off %	8.0%	7.5%

(a)	Included in finance charges and other.
(b)	Total interest expense.

	Year ended January 31,
(dollars in millions)	2013	2012	Change
Cost of goods sold	$454.7	$455.5	$(0.8)
Product gross margin percentage	30.0%	23.6%

Product gross margin increased 640 basis points as a percent of product sales from the twelve months ended January 31, 2012 primarily due to expanded margins in all categories and a favorable shift in our relative product mix. The year-over-year comparison was also influenced by an increase in the inventory valuation reserve of $4.7 million recorded during fiscal 2012.

	Year ended January 31,
(dollars in millions)	2013	2012	Change
Cost of service parts sold	$6.0	$6.5	$(0.5)
As a percent of service revenues	45.5%	42.8%

This decrease was due primarily to a 13.8% decrease in service revenues.

	Year ended January 31,
(dollars in millions)	2013	2012	Change
Selling, general and administrative expense - Retail	$197.5	$180.2	17.3
Selling, general and administrative expense - Credit	55.7	56.9	(1.2)
Selling, general and administrative expense - Total	$253.2	$237.1	16.1

As a percent of total revenues	29.3%	29.9%

For the fiscal year ended January 31, 2013, the SG&A increase was driven by the higher retail sales. These increases were partially offset by reductions in depreciation and occupancy expense, credit personnel costs and reduced credit card fees. The improvement in SG&A expense as a percentage of total revenues was largely attributable to the leveraging effect of higher total revenues.

The SG&A expense in the retail segment increased primarily due to an increase in sales-driven compensation expense and advertising, partially offset by reduction in costs related to the reduced store count. SG&A expense as a percent of segment revenues increased 10 basis points to 27.6% as the increased compensation expense was partially offset by the leveraging effect of higher total revenues.

The SG&A expense in the credit segment declined primarily due to reduced compensation and related expenses. SG&A expense as a percent of segment revenues was 37.2% of revenue in the current year period compared to 41.4% in the comparable prior-year period.

	Year ended January 31,
(dollars in millions)	2013	2012	Change
Provision for bad debts	$47.7	$53.6	$(5.9)
As a percent of total revenues	5.5%	6.8%

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $0.8 million and $0.6 million for the periods ended January 31, 2013 and 2012, respectively, included in the results of operations for the retail segment.

The year-over-year comparison is influenced by the impact of a fiscal 2012 pre-tax charge to provision for bad debts of $13.1 million, net of previously provided reserves, in connection with the required adoption of new accounting guidance related to Troubled Debt Restructuring. Excluding this charge, the provision increased by $7.2 million driven by growth in the overall portfolio balance.

	Year ended January 31,
(dollars in millions)	2013	2012	Change
Costs related to office relocation	$1.2	$-	$1.2
Costs related to store closings	0.9	7.1	(6.2)
Impairment of long-lived assets	-	2.0	(2.0)
Employee severance	0.6	0.8	(0.2)
Vehicle lease terminations	0.3	-	0.3
Charges and credits	$3.0	$9.9	$(6.9)
Stores closed	2	11

We relocated certain of our corporate operations from Beaumont to The Woodlands, Texas in the third quarter of fiscal year 2013. We incurred $1.2 million in pre-tax costs in connection with the relocation during the year ended January 31, 2013.

We have closed a number of underperforming retail locations during fiscal 2013 and 2012. In connection with these closures, we provided reserves for future lease obligations and adjust such obligations as more information becomes available. During the twelve months ended January 31, 2013 and 2012, we incurred charges of $0.9 million and $7.1 million, respectively. Additionally, we recorded a pre-tax impairment charge of $2.0 million related to certain assets associated with non-performing stores during the fiscal year ended January 31, 2012.

	Year ended January 31,
(in millions)	2013	2012	Change
Interest expense	$17.0	$22.5	(5.5)

Interest expense for the fiscal year ended January 31, 2013 decreased from the prior-year period primarily due to the refinancing of higher interest borrowings in the prior period and a lower average balance of debt outstanding during fiscal year 2013. The entirety of our interest expense is included in the results of operations of the credit segment.

	Year ended January 31,
(in millions)	2013	2012	Change
Loss from early extinguishment of debt	$0.9	$11.1	(10.2)

We amended and restated our asset-based loan facility with a syndicate of banks on September 26, 2012. In connection with the transaction, we expensed $0.8 million in previously deferred transaction costs associated with lenders which are no longer in the current syndicate of banks. This amount is included in the results of operations of the credit segment.

During the prior year, we completed the repayment of our term loan with proceeds from a new real estate loan and borrowings under our expanded revolving credit facility. We recorded a charge of approximately $11.1 million during the fiscal 2012 period, including the prepayment premium of $4.8 million, write-off of the unamortized original issue discount of $5.4 million and term loan deferred financing costs of $0.9 million.

	Year ended January 31,
(dollars in millions)	2013	2012	Change
Provision (benefit) for income taxes	$30.1	$(0.2)	$30.3
As a percent of income before taxes	36.4%	4.1%

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

Year ended January 31, 2012 compared to the year ended January 31, 2011.

Segment Overview.    The following provides an overview of our retail and credit segment operations for the year ended January 31, 2012. A detailed explanation of the changes in our operations for the comparative periods is included below.

Retail Segment

•
For the year ended January 31, 2012, total revenues decreased 1.3%, primarily due to the closing of five stores during the second quarter of the year. Same store sales increased 2.8% for the year, excluding the nine stores that have been closed, one store in the process of being closed and two stores with leases that expired in the current fiscal year. The increase in same store sales was driven by increases in furniture and mattresses and home appliances. Repair service agreement commissions increased on a higher sales penetration of repair service agreements during fiscal 2012;

•
The retail gross margin (includes gross profit from both product and repair service agreement sales) for the year increased to 28.7% as compared to 26.5% in the prior year. The increase in the retail gross margin was driven by an increase in higher-margin furniture and mattress sales as a percent of total product sales, improved product gross margins and increased sales penetration of repair service agreements. The impact of an adjustment to the inventory reserve, which increased cost of goods sold by $4.7 million, decreased retail gross margin by 80 basis points in fiscal year 2012. An adjustment to the inventory reserve in fiscal 2011, which increased cost of goods sold by $1.7 million, decreased retail gross margin by 30 basis points during that period; and

•
Selling, general and administrative expense increased by $4.9 million, and increased 110 basis points as a percent of segment revenues to 27.6% for the year ended January 31, 2012, compared to fiscal 2011. The total expense increase was driven by increased compensation and related expenses and contract delivery costs which were partially offset by decreased depreciation and bank fees. We increased our investments in advertising and sales staffing, in support of our growth initiatives, to drive sales expansion during the third and fourth quarter of fiscal 2012 and on an ongoing basis.

Credit Segment

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

Refer to the above analysis of consolidated statements of operations while reading the operations review on a year-by-year basis.

	Year ended January 31,
(in millions)	2012	2011	Change
Net sales	$653.7	$662.7	$(9.0)
Finance charges and other	138.6	146.1	(7.5)
Revenues	$792.3	$808.8	$(16.5)

The following table presents the makeup of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from previous filings to ensure comparability between the categories.

	Year ended January 31,						Same store
	2012		2011		%		sales
(dollars in millions)	Amount	Percent	Amount	Percent	Change		% change
Category
Consumer electronic	$229.4	35.1%	258.2	39.0%	(11.2)	(1)	(7.3)
Home appliance	188.5	28.8	188.3	28.4	0.1	(2)	3.3
Furniture and mattress	100.0	15.3	76.6	11.6	30.4	(3)	39.9
Home office	52.6	8.0	54.7	8.3	(3.8)	(4)	(0.4)
Other	25.9	4.0	30.6	4.6	(15.4)		(13.6)
Total product sales	596.4	91.2	608.4	91.9	(2.0)		1.7

RSA commissions	42.1	6.5	37.8	5.6	11.4	(5)	14.5
Service revenues	15.2	2.3	16.5	2.5	(7.9)
Total net sales	$653.7	100.0%	$662.7	100.0%	(1.4)		2.8

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

(5)	The increase in repair service agreement commissions was driven largely by the higher penetration as a percentage of product sales.

	Year ended January 31,
(in millions)	2012	2011	Change
Interest income and fees	$117.1	$125.3	$(8.2)
Insurance commissions	20.2	19.9	0.3
Other income	1.3	0.9	0.4
Finance charges and other	$138.6	$146.1	$(7.5)

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

	Year ended January 31,
(dollars in millions)	2012	2011
Interest income and fees (a)	$117.1	$125.3
Net charge-offs	(46.9)	(51.1)
Borrowing costs (b)	(22.5)	(28.1)
Net Portfolio yield	$47.7	$46.1

Average portfolio balance	$626.4	$699.3
Interest income and fee yield %	18.7%	17.9%
Net charge-off %	7.5%	7.3%

(a)	Included in finance charges and other.
(b)	Total interest expense.

	Year ended January 31,
(dollars in millions)	2012	2011	Change
Cost of goods sold	$455.5	$474.7	$(19.2)
Product gross margin percentage	23.6%	22.0%

Product gross margin increased as a percent of product sales from fiscal 2011 to fiscal 2012 driven by our focus on improving pricing discipline on the sales floor while maintaining competitive pricing in the marketplace. The shift in our product mix to higher margin furniture and mattresses and improved margins generated in home appliances and home office categories also contributed to the increased product margins. A $4.7 million inventory reserve adjustment recorded during fiscal 2012 reduced product margins by approximately 80 basis points, compared to a $1.7 million adjustment recorded in the prior year, which reduced the product gross margin by approximately 30 basis points in that period.

	Year ended January 31,
(dollars in millions)	2012	2011	Change
Cost of service parts sold	$6.5	$7.8	$(1.3)
As a percent of service revenues	42.8%	47.2%

This decrease was due primarily to a 7.5% decrease in service revenues.

	Year ended January 31,
(dollars in millions)	2012	2011	Change
Selling, general and administrative expense - Retail	$180.2	$175.8	4.4
Selling, general and administrative expense - Credit	56.9	64.0	(7.1)
Selling, general and administrative expense - Total	$237.1	$239.8	(2.7)

As a percent of total revenues	29.9%	29.6%

During the fiscal year ended January 31, 2012, selling, general and administrative expense increased as a percent of revenues to 29.9% from 29.6% in the prior year period, primarily due to the deleveraging effect of the 1.3% decline in total revenues. The reduction in SG&A expense was driven by the decrease in credit segment expenses, as we improved the efficiency of our collection operations and as the credit quality of the receivables in the portfolio improved. This decrease was partially offset by our investment in sales staffing, in support of our growth initiatives, to drive sales growth in the third and fourth quarter of fiscal 2012 and on an ongoing basis. Additionally, reduced credit card fees, depreciation expense, benefit expenses, general insurance expense and postage costs were partially offset by higher professional fees, management bonuses and severance accruals.

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

•	Form printing and purchases and related postage decreased approximately $1.1 million as collection efforts did not utilize letter mailings to the same extent as the prior-year period.

	Year ended January 31,
(dollars in millions)	2012	2011	Change
Provision for bad debts	$53.6	$51.4	$2.2
As a percent of total revenues	6.8%	6.4%

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $0.6 million and $0.8 million for the periods ended January 31, 2012 and 2011, respectively, included in the results of operations for the retail segment.

We have experienced an improvement in our credit portfolio performance (specifically, the trends in the payment rate and percent of the portfolio re-aged) since fiscal 2011 and our total net charge-offs of customer and non-customer accounts receivable decreased by $4.2 million compared to the prior period. However, the provision for bad debts increased as we were required to record a charge of $13.1 million during fiscal 2012 related to the required adoption of new TDR accounting guidance. Additionally, on July 31, 2011, we revised our charge-off policy that requires an account that is delinquent more than 209 days at month end to be charged-off. The change in policy had the impact of accelerating approximately $5.9 million in net charge-offs, which were charged against previously provided bad debt reserves.

	Year ended January 31,
(dollars in millions)	2012	2011	Change
Costs related to store closings	$7.1	$-	$7.1
Impairment of long-lived assets	2.0	2.3	(0.3)
Charges and credits	$9.1	$2.3	$(6.8)

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

	Year ended January 31,
(dollars in millions)	2012	2011	Change
Interest expense	$22.5	$28.1	$(5.6)

The decrease in interest expense was due to lower overall debt balance outstanding during the current year period, partially offset by the higher borrowing rates on term loan paid off during the second quarter. The entirety of our interest expense is included in the results of operations of our credit segment.

	Year ended January 31,
(in millions)	2012	2011	Change
Loss from early extinguishment of debt	$11.1	$-	$11.1

Costs related to financing facilities terminated and transactions not completed	$-	$4.3	$(4.3)

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

During the prior year we incurred $4.3 million in financing costs related to financing facilities terminated and transactions that were not completed.

	Year ended January 31,
(dollars in millions)	2012	2011	Change
Provision (benefit) for income taxes	$(0.2)	$1.1	$(1.3)
As a percent of income before taxes	4.1%	1719.2%

The decline in provision for income taxes was primarily driven by the decline in income before income taxes. The effective tax rate in both periods are impacted because taxes for the State of Texas are based on gross margin and are not affected by changes in income before income taxes.

Impact of Inflation and Changing Prices

We do not believe that inflation has had a material effect on our net sales or results of operations. However, price deflation, primarily in consumer electronics has impacted our net sales and results of operations. A significant increase in oil and gasoline prices could adversely affect our customers’ shopping decisions and patterns. We rely heavily on our distribution system and our next-day delivery policy to satisfy our customers’ needs and desires, and any such significant increases could result in increased distribution charges. Such increases may not affect our competitors in the same manner as it affects us.

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

Liquidity and Capital Resources

Cash flow

Operating activities. During the twelve months ended January 31, 2013, net cash used by operating activities was $22.8 million, which compares to $64.5 million provided during the prior-year period. The year-over-year improvement in operating performance was more than offset by the use of cash to fund a $159.7 million increase in customer accounts receivable during the twelve months ended January 31, 2013 as compared to an increase in customer receivables of $26.7 million in the twelve months ended January 31, 2012. In the current-year period, the impact of investments in inventory was offset by an increase in accounts payable.

Investing activities.  Net cash used in investing activities increased to $9.5 million in the twelve months ended January 31, 2013, as compared to $4.4 million in the twelve months ended January 31, 2012, primarily due to expenditures for store remodels and relocations, partially offset by cash received from the sale lease-back transaction, which occurred in the fourth quarter. During the fourth quarter of fiscal year 2013, we received net proceeds of approximately $22.4 million from the sale and long-term lease back of four owned properties. The gain associated with the sale was deferred and is being amortized over the life of the lease associated with those properties. We expect during the next twelve months to invest between $25 million and $30 million, net of tenant allowances, in capital expenditures for new stores, remodels and other projects. We expect to fund these estimated capital expenditures with cash from operations, borrowings under our asset-based revolving credit facility and tenant allowances from landlords.

Financing activities.  During the fourth quarter of fiscal 2013, we issued 2.3 million shares of our common stock and received net proceeds of approximately $56.0 million which was used to pay down outstanding balances under our asset-based revolving credit facility. Additionally, we sold four owned properties and received net proceeds of approximately $22.4 million in connection with the sale, which was used to repay borrowings under our real estate loan and asset-based lending facility. Net cash provided by financing activities was $29.9 million for the twelve months ended January 31, 2013, compared to net cash used in financing activities of $64.8 million during the twelve months ended January 31, 2012.

Liquidity.   We require capital to finance our growth as we add new stores and markets to our operations, which in turn requires additional working capital for increased customer receivables and inventory. We have historically financed our operations through a combination of cash flow generated from earnings and external borrowings, including primarily bank debt, extended terms provided by our vendors for inventory purchases, acquisition of inventory under consignment arrangements and transfers of customer receivables to asset-backed securitization facilities.

We have an asset-based revolving credit facility with capacity of $545 million as of January 31, 2013 and $585 million as of March 31, 2013. The facility matures in September 2016 and provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The credit facility bears interest at LIBOR plus a spread ranging from 275 basis points to 350 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The leverage ratio covenant requirement is a required maximum of 2.00 to 1.00. The fixed charge coverage ratio requirement is a minimum of 1.10 to 1.00. We expect, based on current facts and circumstances, that we will be in compliance with the above covenants for the next 12 months. The weighted average interest rate on borrowings outstanding under the asset-based revolving credit facility was 3.3% at January 31, 2013.

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

In January 2013, we repaid a real estate loan, which was collateralized by three of our owned store locations and was scheduled to mature in July 2016.

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

The weighted average effective interest rate on borrowings outstanding under all our credit facilities for the year ended January 31, 2013 was 5.6%, including the interest expense associated with our interest rate caps and amortization of deferred financing costs.

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum	1.89 to 1.00	1.10 to 1.00
Total liabilities to tangible net worth ratio must be lower than required maximum	0.92 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed stated amount	5.11%	4.74%
Capital expenditures, net must be lower than required maximum	$7.2 million	$40.0 million

A summary of the significant financial covenants that govern our new credit facilities compared to our actual compliance status at January 31, 2013 is presented below:

Note: All terms in the above table are defined by the revolving credit facility and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly on a trailing 12-month basis, except for the Cash recovery percentage, which is calculated monthly on a trailing three-month basis.

As of January 31, 2013, we had immediately available borrowing capacity of $209.4 million under our asset-based revolving credit facility, net of standby letters of credit issued, available to us for general corporate purposes. In addition to the $209.4 million available under the revolving credit facility as of January 31, 2013, an additional $68.8 million may become available if we grow the balance of eligible customer receivables and total eligible inventory balances. Payments received on customer receivables averaged approximately $42.8 million per month during the fiscal year ended January 31, 2013, and are available each month to fund new customer receivables generated. During fiscal 2014, we expect to grow the balance of the credit portfolio.

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

Capital expenditures.  We lease all of our stores, and our plans for future store locations include primarily leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and warehouses), the cost of which is estimated to be between $1.0 million and $1.5 million per store (before landlord contributions), and for our existing store remodels, estimated to range between $400,000 and $750,000 per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationship and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we are successful in these relationship developments, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores, but could include full ownership. In addition to remodeling existing stores, we reinstated our store opening strategy during the first quarter of fiscal 2013.  During fiscal 2013, we opened five new stores and plan to open 10 to 12 new stores during fiscal year 2014. Our anticipated capital expenditures for fiscal year 2014 is $25 million to $30 million, net of landlord allowances.

Contractual obligations.  The following table presents a summary of our known contractual obligations as of January 31, 2013, with respect to the specified categories, classified by payments due per period.

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt:
Revolving credit facility (1)	$262,401	$-	$-	$262,401	$-
Asset-backed notes	32,512	32,512	-	-	-
Other notes	349	219	130	-	-
Operating leases:
Real estate	156,169	24,591	43,458	33,290	54,830
Equipment	2,905	1,166	1,219	520	-
Purchase obligations	3,469	2,033	1,413	23	-
Total contractual cash obligations	$457,805	$60,521	$46,220	$296,234	$54,830

(1)
If the outstanding balance as of January 31, 2013 and the interest rate in effect at that time were to remain the same over the remaining life of the facility, interest payments on the facility would be approximately $9.0 million for the fiscal years ended January 31, 2014, 2015 and 2016 and $6.0 million for the fiscal year ended January 31, 2017, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rates under our expanded asset-based revolving credit facility are variable and bear interest at LIBOR plus a spread ranging from 275 basis points to 350 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). Accordingly, changes in LIBOR will affect the interest rate on, and therefore our costs under, these credit facilities.

The balance outstanding under our asset-based revolving credit facility has decreased from $313.3 million at January 31, 2012 to $262.4 million at January 31, 2013. The notional balance of interest caps used to fix the rate on a portion of asset-based revolving credit facility balance was $100 million at January 31, 2013. These interest rate caps will offset any interest rate increases once the LIBOR rate exceeds 1.0%. Accordingly, a 100 basis point increase in interest rates on the asset-based revolving credit facility would increase our borrowing costs by $2.4 million over a 12-month period, based on the balance outstanding at January 31, 2013, after considering the impact of the interest rate caps.

Interest rate risk management. We did not enter into any risk management trading activities during the year ended January 31, 2013. Our market risk sensitive instruments and positions have been determined to be “other than trading.”

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

Market risks associated with fluctuations in interest rates are monitored by senior management. We have prepared a sensitivity analysis to estimate the exposure to market risk related to floating rate debt. Any swaps and options outstanding as of January 31, 2013 and 2012 that were used in our risk management activities were analyzed using a hypothetical 100 basis point adverse change in LIBOR rates for all forward months within the terms of the risk management derivatives. There was no potential loss in future earnings from these positions due to a 100 basis point adverse movement in LIBOR interest rates as of January 31, 2013. The transactions being hedged are subject to increased interest payments on increasing interest rates up to the hedging cap rate of a LIBOR rate of 1.0%. The preceding hypothetical analysis is limited because changes in prices may or may not equal 100 basis points, thus actual results may differ.

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

Credit Risk. We maintain credit policies with regard to our counterparties for financial hedging derivative instruments that we believe significantly minimize overall credit risk. These policies include an evaluation of counterparties’ financial condition (including credit ratings), and entering into agreements with counterparties that govern credit guidelines. These counterparties consist of major financial institutions. The overall impact due to certain changes in economic, regulatory and other events may impact our overall exposure to credit risk, either positively or negatively in that counterparties may similarly be impacted. Based on our policies, exposures, credit and other reserves, management does not anticipate a material adverse effect on financial position or results of operations as a result of counterparty performance.

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

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment and those criteria, management believes that, as of January 31, 2013, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of January 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Conn’s, Inc.
The Woodlands, Texas
April 4, 2013

/s/ Brian E. Taylor
Brian E. Taylor
Chief Financial Officer

/s/ Theodore M. Wright
Theodore M. Wright
Chief Executive Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conn’s, Inc.

We have audited Conn’s, Inc.’s internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Conn’s, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Conn’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Conn’s, Inc. as of January 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2013 of Conn’s, Inc. and our report dated April 4, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
April 4, 2013

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conn’s, Inc.

We have audited the accompanying consolidated balance sheets of Conn’s, Inc. as of January 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conn’s, Inc. at January 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in the third quarter of the year ended January 31, 2012 the Company changed its method of accounting for customer accounts receivables as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2011-02, A Creditor's Determination of Whether Restructuring is a Troubled Debt Restructuring.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Conn’s, Inc.’s internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control –– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 4, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
April 4, 2013

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31,
Assets	2013	2012
Current Assets
Cash and cash equivalents	$3,849	$6,265
Customer accounts receivable, net of allowance of $27,617 and $28,979, respectively (includes balance of VIE of $28,553 at January 31, 2013	378,050	316,385
Other accounts receivable, net of allowance of $55 and $54, respectively)	45,759	38,715
Inventories	73,685	62,540
Federal income taxes recoverable	-	5,256
Deferred income taxes	15,302	17,111
Prepaid expenses and other assets (includes balance of VIE of $4,717 at January 31, 2013)	11,599	6,286
Total current assets	528,244	452,558

Long-term portion of customer accounts receivable, net of allowance of $22,866 and $24,999, respectively (includes balance of VIE of $23,641 at January 31, 2013)	313,011	272,938
Property and equipment
Land	673	7,264
Buildings	466	10,455
Equipment and fixtures	30,450	24,787
Transportation equipment	367	1,468
Leasehold improvements	109,493	83,969
Subtotal	141,449	127,943
Less accumulated depreciation	(94,455)	(89,459)
Total property and equipment, net	46,994	38,484
Deferred income taxes	11,579	9,754
Other assets	10,029	9,564
Total assets	$909,857	$783,298

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt (includes balance of VIE of $32,307 at January 31, 2013)	$32,526	$726
Accounts payable	69,608	44,711
Accrued compensation and related expenses	8,780	7,213
Accrued expenses	20,716	24,030
Income taxes payable	4,618	2,028
Deferred revenues and allowances	14,915	15,966
Total current liabilities	151,163	94,674
Long-term debt	262,531	320,978
Other long-term liabilities	21,713	14,275

Commitments and contingencies

Stockholders’ equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value, 50,000,000 and 40,000,000 shares authorized; 35,192,070 and 32,139,524 shares issued at January 31, 2013 and 2012, respectively)	352	321
Additional paid-in capital	204,372	136,006
Accumulated other comprehensive loss	(223)	(293)
Retained earnings	269,949	217,337
Total stockholders’ equity	474,450	353,371
Total liabilities and stockholders' equity	$909,857	$783,298

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended January 31,
	2013	2012	2011
Revenues
Product sales	$649,516	$596,360	$608,443
Repair service agreement commissions	51,648	42,078	37,795
Service revenues	13,103	15,246	16,487
Total net sales	714,267	653,684	662,725
Finance charges and other	150,765	138,618	146,050
Total revenues	865,032	792,302	808,775
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	454,682	455,493	474,696
Cost of service parts sold, including warehousing and occupancy costs	5,965	6,527	7,779
Selling, general and administrative expense	253,189	237,098	239,806
Provision for bad debts	47,659	53,555	51,404
Charges and credits	3,025	9,928	2,321
Total cost and expenses	764,520	762,601	776,006
Operating income	100,512	29,701	32,769
Interest expense	17,047	22,457	28,081
Loss from early extinguishment of debt	897	11,056	-
Costs related to financing facilities terminated and transactions not completed	-	-	4,283
Other (income) expense, net	(153)	70	339
Income (loss) before income taxes	82,721	(3,882)	66
Provision (benefit) for income taxes	30,109	(159)	1,138
Net income (loss)	$52,612	$(3,723)	$(1,072)
Earnings (loss) per share
Basic	$1.60	$(0.12)	$(0.04)
Diluted	$1.56	$(0.12)	$(0.04)
Average common shares outstanding
Basic	32,862	31,860	26,091
Diluted	33,768	31,860	26,091

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended January 31,
	2013	2012	2011

Net income (loss)	$52,612	$(3,723)	$(1,072)

Change in fair value of hedges	107	(342)	227
Impact of provision for income taxes on comprehensive income	(37)	120	(80)

Comprehensive income (loss)	$52,682	$(3,945)	$(925)

See notes to consolidated financial statements

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Total
Balance January 31, 2010	24,194	$242	$106,226	$(218)	$259,186	(1,723)	$(37,071)	$328,365

Issuance of common stock	9,259	93	23,019	-	-	-	-	23,112
Issuance of common stock under Employee Stock Purchase Plan	35	-	166	-	-	-	-	166
Stock-based compensation			2,179					2,179
Net loss	-	-	-	-	(1,072)	-	-	(1,072)
Adjustment of fair value of interest rate swaps, net of tax of $80	-	-	-	147	-	-	-	147
Balance January 31, 2011	33,488	335	131,590	(71)	258,114	(1,723)	(37,071)	352,897

Common stock issuance expenses			(70)	-	-	-	-	(70)
Exercise of options, net of tax	303	3	1,997	-	-	-	-	2,000
Issuance of common stock under Employee Stock Purchase Plan	28	-	135	-	-	-	-	135
Cancellation of treasury stock	(1,723)	(17)	-	-	(37,054)	1,723	37,071	-
Vesting of restricted stock	43	-	-	-	-	-	-	-
Stock-based compensation	-	-	2,354	-	-	-	-	2,354
Net loss	-	-	-	-	(3,723)	-	-	(3,723)
Adjustment of fair value of interest rate hedge, net of tax of $120	-	-	-	(222)	-	-	-	(222)
Balance January 31, 2012	32,139	321	136,006	(293)	217,337	-	-	353,371

Issuance of common stock	2,233	22	55,973	-	-	-	-	55,995
Exercise of options, net of tax	654	8	9,056	-	-	-	-	9,064
Issuance of common stock under Employee Stock Purchase Plan	29	-	393	-	-	-	-	393
Vesting of restricted stock	136	1	-	-	-	-	-	1
Stock-based compensation	-	-	2,944	-	-	-	-	2,944
Net income	-	-	-	-	52,612	-	-	52,612
Adjustment of fair value of interest rate hedge, net of tax of $37	-	-	-	70	-	-	-	70
Balance January 31, 2013	35,191	$352	$204,372	$(223)	$269,949	-	$-	$474,450

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended January 31,
	2013	2012	2011

Cash flows from operating activities
Net income (loss)	$52,612	$(3,723)	$(1,072)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	13,891	12,869	17,449
Provision for bad debts and uncollectible interest	55,799	62,597	60,631
Loss from early extinguishment of debt	897	11,056	-
Costs and impairment charges related to store closings	869	9,115	2,321
Costs related to financing facilities terminated and transactions not completed	-	-	4,283
Stock-based compensation expense	2,945	2,354	2,179
Excess tax benefits from stock-based compensation	(1,359)	(50)	-
Provision (benefit) for deferred income taxes	(16)	741	(978)
(Gain) loss from sale of property and equipment	(153)	53	167
Discounts and accretion on promotional credit	(202)	(1,246)	(2,180)
Change in operating assets and liabilities:
Customer accounts receivable	(157,335)	(26,744)	5,284
Inventory	(11,145)	19,814	(18,855)
Other assets	(7,851)	(8,070)	(6,475)
Accounts payable	24,897	(13,029)	17,796
Accrued expenses	(2,918)	2,030	(17,155)
Income taxes payable	7,916	(1,612)	3,700
Deferred revenues and allowances	(1,650)	(1,638)	(4,037)
Net cash (used in) provided by operating activities	(22,803)	64,517	63,058
Cash flows from investing activities
Purchase of property and equipment	(32,353)	(4,386)	(3,028)
Proceeds from sales of property	22,882	-	709
Net cash used in investing activities	(9,471)	(4,386)	(2,319)
Cash flows from financing activities
Borrowings under lines of credit	237,896	224,383	658,629
Payments on lines of credit	(288,744)	(190,608)	(737,048)
Proceeds from issuance of asset-backed notes	103,025	-	-
Payments on asset-backed notes	(71,167)	-	-
Changes in restricted cash balances	(4,717)	-	6,000
(Payments) borrowings of real estate note	(8,000)	8,000	-
Payment of term note	-	(100,000)	-
Payment of prepayment premium	-	(4,830)	(12,986)
Proceeds from (cost related to) issuance of common stock	55,995	(70)	23,379
Proceeds from stock issued under employee benefit plans	9,457	2,135	166
Other	(3,887)	(3,853)	(149)
Net cash provided by (used in) financing activities	29,858	(64,843)	(62,009)
Net change in cash	(2,416)	(4,712)	(1,270)
Cash and cash equivalents
Beginning of the year	6,265	10,977	12,247
End of the year	$3,849	$6,265	$10,977
Supplemental disclosure of cash flow information
Cash interest paid	$13,639	$20,523	$22,446
Cash income taxes paid (recovered), net	21,653	(3,108)	(1,570)
Supplemental disclosure of non-cash activity
Deferred financing costs recovered through proceeds from issuance of common stock	-	-	267
Purchases of property and equipment with debt financing	-	639	-

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Conn’s, Inc. and all of its wholly-owned subsidiaries including a bankruptcy-remote, variable-interest entity (“VIE”) further discussed below (collectively, the “Company”). Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

Business Activities. The Company, through its retail stores, provides products and services to its customer base in Texas, Louisiana, Oklahoma, New Mexico and Arizona. Products and services offered through retail sales outlets include home appliances, furniture and mattresses, consumer electronics, home office equipment, lawn and garden products, repair service agreements, installment credit programs and various credit insurance products. These activities are supported through an extensive service, warehouse and distribution system. The Company’s business is somewhat seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31, due primarily to the holiday selling season. For the reasons discussed below, the Company has aggregated its results into two operating segments: credit and retail. The Company’s retail stores bear the “Conn’s” or “Conn’s HomePlus” name and deliver the same products and services to a common customer group. The Company’s customers are primarily individuals rather than commercial accounts. All of the retail stores follow the same procedures and methods in managing their operations. The Company’s management evaluates performance and allocates resources based on the operating results of its retail and credit segments. The separate financial information is disclosed in Note 15 - “Segment Reporting.”

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications.  Certain reclassifications have been made to prior year fiscal year amounts and balances to conform to the presentation in the current fiscal year.  These reclassifications did not impact consolidated operating income or net income.

Vendor Programs. The Company receives funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, training and promotional programs which are recorded on the accrual basis, as a reduction of the related product cost. The Company accrues rebates based on the satisfaction of terms of the program and sales of qualifying products even though funds may not be received until subsequent to the end of a quarter or year. If the programs are related to product purchases, the allowances, credits, or payments are recorded as a reduction of product cost and if the programs are related to product sales, the allowances, credits or payments are recorded as a reduction of cost of goods sold. Vendor rebates earned and recorded as a reduction of product cost and cost of goods sold totaled $64.3 million, $62.7 million and $63.7 million for the years ended January 31, 2013, 2012 and 2011, respectively. Over the past three years the Company has received funds from approximately 50 vendors, with the terms of the programs ranging between one month and one year.

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

	Year Ended January 31,
(in thousands)	2013	2012	2011

Weighted average common shares outstanding - Basic	32,862	31,860	26,091
Assumed exercise of stock options	763	-	-
Unvested restricted stock units	143	-	-
Weighted average common shares outstanding - Diluted	33,768	31,860	26,091

The weighted average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 0.6 million, 2.3 million and 2.7 million for each of the years ended January 31, 2013, 2012 and 2011, respectively.

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Credit card deposits in-transit of $0.8 million and $2.2 million, as of January 31, 2013 and 2012, respectively, are included in cash and cash equivalents.

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

Gains and losses on sale of assets are included in other (income) expense in the consolidated statements of operations, and totaled approximately $153,000, $(53,000) and $(167,000), respectively for the years ended January 31, 2013, 2012 and 2011. During the fourth quarter of fiscal year 2013, the Company received net proceeds of approximately $22.4 million from the sale and long-term lease back of four owned properties. The gain associated with the sale was deferred and is being amortized over the life of the lease associated with those properties.

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

Customer Accounts Receivable. Customer accounts receivable are originated at the time of sale and delivery of the various products and services. The Company records the amount of principal and accrued interest on customer receivables that is expected to be collected within the next twelve months, based on contractual terms, in current assets on its consolidated balance sheet. Those amounts expected to be collected after twelve months, based on contractual terms, are included in long-term assets. Typically, customer receivables are considered delinquent if a payment has not been received on the scheduled due date. Additionally, the Company offers re-age programs to customers with past due balances that have experienced a financial hardship, if they meet the conditions of the Company’s re-age policy. Re-aging a customer’s account can result in updating an account from a delinquent status to a current status. During the quarter ended July 31, 2011, the Company implemented a new policy which limits the number of months that an account can be re-aged to a maximum of 18 months. During the quarter ended October 31, 2011, the Company further modified the policy to reduce the number of months that an account can be re-aged to a maximum of 12 months. As of July 31, 2011, the Company changed its charge-off policy so that any account that is delinquent more than 209 days as of the end of a month is charged-off against the allowance for doubtful accounts and interest accrued is charged against the allowance for uncollectible interest. Prior to July 31, 2011, the Company charged off all accounts that were delinquent more than 120 days and for which no payment had been received in the past seven months. The Company has a secured interest in the merchandise financed by these receivables and therefore has the opportunity to recover a portion of the charged-off amount.

Restructured Customer Accounts Receivable. Effective April 5, 2011, the Financial Accounting Standards Board issued Accounting Standards Update  No. 2011-02 (“ASU No. 2011-02”), A Creditor's Determination of Whether Restructuring is a Troubled Debt Restructuring.  The guidance provided clarification on whether a debtor is experiencing financial difficulties and whether a concession has been granted to the debtor for purposes of determining if a loan modification constitutes a troubled debt restructuring (“TDR”), even if not currently in default. The amendments in ASU 2011-02 were effective for the Company in the third quarter of fiscal 2012, and were applied retrospectively to loan restructurings after January 31, 2011. The Company defines TDR accounts that originated subsequent to January 31, 2011 as accounts that have been re-aged cumulatively in excess of three months or refinanced. For accounts originating prior to January 31, 2011, if the cumulative re-aging exceeds three months and the accounts were re-aged subsequent to January 31, 2011, the account is considered a TDR. The Company recorded a pre-tax charge during fiscal year 2012 of $14.1 million, net of previously provided reserves, related to the required adoption of the accounting guidance related to TDR accounts.

Allowance for Doubtful Accounts. The Company monitors the aging of its past due accounts closely and focuses its collection efforts on preventing accounts from becoming 60 days past due or greater, which is a leading indicator of potential charge-offs. The Company records an allowance for doubtful accounts, including estimated uncollectible interest, for its customer and other accounts receivable, based on its historical cash collections and net loss experience using a projection of monthly delinquency performance, cash collections and losses. In addition to pre-charge-off cash collections and charge-off information, estimates of post-charge-off recoveries, including cash payments, amounts realized from the repossession of the products financed and, at times, payments received under credit insurance policies are also considered.

The Company determines reserves for those accounts that are TDRs based on the present value of cash flows expected to be collected over the life of those accounts. The excess of the carrying amount over the discounted cash flow amount is recorded as a reserve for loss on those accounts.

As a result of the Company’s practice of re-aging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off could be impacted. If these accounts had been charged-off sooner the historical net loss rates might have been higher. As further discussed above, during fiscal 2012, the Company implemented a new policy which limits the number of months that an account can be re-aged to a cumulative maximum of 12 months. This change in the re-age policy had the impact of increasing delinquencies and accelerating charge-offs during fiscal 2012 and 2013.

Interest Income on Customer Accounts Receivable. Interest income is accrued using the interest method for installment contracts and is reflected in finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and the Company provides an allowance for estimated uncollectible interest. Interest income on the Company’s installment contracts with its customers is calculated using the rule of 78s. In order to convert its interest income recognized to the interest method, the Company has recorded the excess earnings of rule of 78s over the interest method as deferred revenue on its balance sheet. This deferred interest will ultimately be brought into income as the accounts pay off or accounts amortize to the point that interest income under the interest method exceeds that which is being earned under rule of 78s. At January 31, 2013 and 2012, there was approximately $6.5 million and $7.1 million, respectively, of deferred interest included in deferred revenues and allowances. Additionally, there was $7.8 million and $7.4 million of deferred interest included in other long-term liabilities as January 31, 2013 and 2012, respectively. The Company typically only places accounts in non-accrual status when legally required to do so. Payment received on non-accrual loans will be applied to principal and reduce the amount of the loan. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. Interest income is recognized on interest-free promotional credit programs based on the Company’s historical experience related to customers that fail to satisfy the requirements of the interest-free programs. Additionally, for sales on deferred interest and “same as cash” programs, under the Company’s in-house finance program, that exceed one year in duration, the Company discounts the sales to present value, resulting in a reduction in sales and customer receivables, and amortizes the discount amount to finance charges and other over the term of the program. The amount of customer receivables carried on the Company’s balance sheet that were in non-accrual status was $9.0 million and $9.8 million at January 31, 2013 and 2012, respectively. The amount of customer receivables carried on the Company’s consolidated balance sheet that were past due 90 days or more and still accruing interest was $36.6 million and $39.5 million at January 31, 2013 and 2012, respectively. The Company recognizes interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows.

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

Sales financed by the Company under interest-free, promotional credit programs are recognized at the time the customer takes possession of the product, consistent with the above stated policy. Considering the short-term nature of interest-free programs for terms less than one year, sales are recorded at full value and are not discounted. Sales, if any, financed by the Company under longer term, interest-free programs are recorded at their net present value. There were no financed sales that required discounting in the fiscal years ended January 31, 2013 and 2012 and the discount to net present value resulted in a reduction to net sales of $1.4 million for the year ended January 31, 2011. Customer receivables arising out of the interest-free programs are presented in the consolidated balance sheets net of the discount, which is amortized into income over the life of the receivable as a component of finance charges and other. Sales on interest-free promotional programs under third-party programs typically require the Company to pay the third-party a fee on each completed sale. The fee is recorded as a reduction of net sales.

The Company classifies amounts billed to customers relating to shipping and handling as revenues. Costs of $22.7 million, $18.8 million and $19.5 million associated with shipping and handling revenues are included in selling, general and administrative expense for the years ended January 31, 2013, 2012 and 2011, respectively.

Stock-based Compensation. For stock option grants, the Company uses the Black-Scholes model to determine fair value. For grants of restricted stock units, the fair value of the grant is the market value of the Company’s stock at the date of issuance. Stock-based compensation expense is recorded, net of estimated forfeitures, on a straight-line basis over the vesting period of the applicable grant.

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

Expense Classifications. The Company records as cost of goods sold, the direct cost of products sold, any related out-bound freight costs, and receiving costs, inspection costs, internal transfer costs, and other costs associated with the operations of its distribution system, including occupancy related to its warehousing operations. In addition, the Company records as cost of service parts sold, the direct cost of parts used in its service operation and the related inbound freight costs, purchasing and receiving costs, inspection costs, internal transfer costs, and other costs associated with the parts distribution operation.

The costs associated with the Company’s merchandising function, including product purchasing, advertising, sales commissions, and all store occupancy costs, are included in selling, general and administrative expense.

Advertising costs are expensed as incurred. Advertising expense for the years ended January 31, 2013, 2012 and 2011, was $34.7 million, $29.7 million and $30.3 million, respectively.

Income Taxes. The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to be in effect when the differences are expected to reverse. To the extent penalties and interest are incurred, the Company records these charges as a component of its provision for income taxes. Tax returns for the fiscal years subsequent to January 31, 2009, remain open for examination by the Company’s major taxing jurisdictions.

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

Fair Value of Financial Instruments. The Company determines the fair value of its assets and liabilities subject to fair value measurement by using the highest possible “Level” as defined within the ASC 815 GAAP hierarchy. The three levels defined by the ASC 815 hierarchy are as follows:

•	Level 1 – Quoted prices available in active markets for identical assets or liabilities

•	Level 2 – Pricing inputs not quoted in active markets but either directly or indirectly observable

•	Level 3 – Significant inputs to pricing that have little or no transparency with inputs requiring significant management judgment or estimation.

The fair value of cash and cash equivalents and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a discounted cash flow analysis, approximates their carrying amount. The discounted cash flow analysis was prepared using historical portfolio performance and a discount rate determined based on 50% debt funding of the receivables and a 15% equity return requirement. The fair value of the Company’s debt approximates the carrying value of $295.1 million as of January 31, 2013 due to the fact the Company's asset based revolving credit facility was recently amended and the short time before anticipated payoff of the Company's asset backed notes. The Company’s interest rate cap options are presented within the consolidated balance sheets at fair value.

2.     Charges and Credits

The Company recorded the following significant charges and credits during fiscal years 2013, 2012 and 2011.

Fiscal year 2013:

•
The Company relocated certain of its corporate operations from Beaumont to The Woodlands, Texas in the third quarter of fiscal year 2013. The Company incurred $1.2 million in pre-tax costs ($0.8 million after-tax) in connection with the relocation. This amount is reported within the retail segment and classified in charges and credits in the consolidated statement of operations.

•
As further discussed in Note 6, the Company amended and restated its asset-based loan facility with a syndicate of banks on September 26, 2012. In connection with the transaction, the Company expensed $0.8 million ($0.5 million after-tax) of previously deferred transaction costs associated with lenders which are no longer in the current syndicate of banks. This amount is reported within the credit segment and classified in loss on extinguishment of debt in the consolidated statement of operations.

•
The Company accrued the lease buyout costs related to one of its store closures and revised its estimate of future obligations related to its other closed stores. This resulted in a pre-tax charge of $0.9 million ($0.6 million after-tax). This amount is reported within the retail segment and classified in charges and credits in the consolidated statement of operations.

•
The Company recorded a pre-tax charge of $0.6 million ($0.4 million after-tax) associated with employee severance costs in the fourth quarter of fiscal year 2013. On a pre-tax basis, $0.5 million is reported within the credit segment and the balance is reported in the retail segment and is classified in charges and credits in the consolidated statement of operations.

Fiscal year 2012:

•
The Company recorded a pre-tax charge of $14.1 million ($9.7 million after-tax), net of previously provided reserves, in connection with the required adoption of new accounting guidance related to Troubled Debt Restructuring further discussed in Note 1. This amount is reported within the credit segment and classified in provision for bad debts and finance charges and other in the consolidated statement of operations.

•
The Company re-evaluated its inventory valuation reserve based on recent experience selling aged items, both through store locations and external sources.  This resulted in a pre-tax charge of $4.7 million ($3.2 million after-tax). This amount is reported within the retail segment and classified in cost of goods sold, including warehousing and occupancy costs in the consolidated statement of operations.

•
The Company closed multiple underperforming retail locations and recorded pre-tax charges of $7.1 million ($4.6 million after-tax) related primarily to future lease obligations. This amount is reported within the retail segment and classified in charges and credits in the consolidated statement of operations.

•
Property and equipment are evaluated for impairment at the retail store level. The Company performs a periodic assessment of assets for impairment. Related to stores that were to be closed, a pre-tax impairment charge of $2.0 million ($1.3 million after-tax) was recorded during the year. This amount is reported within the retail segment and classified in charges and credits in the consolidated statement of operations.

•
The Company recorded a pre-tax charge of $11.1 million ($6.6 million after-tax) in connection with the prepayment of an existing term loan. This amount is reported within the credit segment and classified in loss on extinguishment of debt in the consolidated statement of operations.

•
The Company recorded a pre-tax charge of $0.8 million ($0.5 million after-tax) associated with employee severance costs. On a pre-tax basis, $0.4 million is reported within the retail segment and the balance is reported in the credit segment and is classified in charges and credits in the consolidated statement of operations.

Fiscal year 2011:

•
Property and equipment are evaluated for impairment at the retail store level. The Company performs a periodic assessment of assets for impairment. A pre-tax impairment charge related to stores being closed of $2.3 million ($1.5 million after-tax) was recorded during the year. This amount is reported within the retail segment and classified in charges and credits in the consolidated statement of operations.

3. Supplemental Disclosure of Finance Charges and Other Revenue

The following is a summary of the classification of the amounts included as finance charges and other for the year ended January 31, 2013, 2012 and 2011:

	Year ended January 31,
(in thousands)	2013	2012	2011
Interest income and fees on customer receivables	$124,484	$117,084	$125,293
Insurance commissions	25,045	20,199	19,900
Other	1,236	1,335	857
	$150,765	$138,618	$146,050

Interest income and fees on customer receivables is reduced by provisions for uncollectible interest of $8.1 million, $9.0 million and $9.2 million, respectively, for the fiscal years ended January 31, 2013, 2012 and 2011. The amount included in interest income and fees on customer receivables related to TDR accounts for the fiscal year ended January 31, 2013 and 2012 is $4.1 million and $3.9 million, respectively. The Company recognizes interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows.

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

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
	Year ended January 31,		Year ended January 31,		Year ended January 31,
(in thousands)	2013	2012	2013	2012	2013	2012
Customer Accounts Receivable:
>= 575 credit score at origination	$576,040	$479,301	$31,295	$23,424	$36,448	$26,005
< 575 credit score at origination	126,697	115,128	10,409	11,278	11,309	14,033
	702,737	594,429	41,704	34,702	47,757	40,038
Restructured Accounts (2):
>= 575 credit score at origination	26,057	27,760	7,259	11,428	26,030	27,749
< 575 credit score at origination	12,750	21,112	3,876	9,060	12,641	21,076
	38,807	48,872	11,135	20,488	38,671	48,825
Total receivables managed	741,544	643,301	$52,839	$55,190	$86,428	$88,863

Allowance for uncollectible accounts related to the credit portfolio	(43,911)	(49,904)
Allowances for promotional credit programs	(6,572)	(4,074)
Short-term portion of customer accounts receivable, net	(378,050)	(316,385)
Long-term customer accounts receivable, net	$313,011	$272,938

(1)
Amounts are based on end of period balances. Due to the fact that an account can become past due after having been re-aged, accounts could be represented in both the past due and re-aged columns shown above. The amounts included within both the past due and re-aged columns shown above as of January 31, 2013 and 2012 was $20.7 million and $32.5 million, respectively. The total amount of customer receivables past due one day or greater was $172.4 million and $152.4 million as of January 31, 2013 and 2012, respectively. These amounts include the 60 days past due totals shown above.

(2)
In addition to the amounts included in restructured accounts, there were $1.9 million and $7.9 million of accounts re-aged four or more months, included in the re-aged balance above, which did not qualify as TDRs at January 31, 2013 and 2012, respectively, because they were not re-aged subsequent to January 31, 2011.

			Net Credit
	Average Balances		Charge-offs (3)
	Year ended January 31,		Year ended January 31,
(in thousands)	2013	2012	2013	2012
Customer Accounts Receivable:
>= 575 credit score at origination	$514,491	$457,552	$22,697	$19,705
< 575 credit score at origination	114,932	130,024	11,435	15,157
Subtotal	629,423	587,576	34,132	34,862
Restructured Accounts:
>= 575 credit score at origination	24,161	22,074	10,571	6,391
< 575 credit score at origination	15,445	16,788	8,573	5,686
Subtotal	39,606	38,862	19,144	12,077
Total receivables managed	$669,029	$626,438	$53,276	$46,939

(3) Amounts represent total credit principal charge-offs, net of recoveries, on total customer receivables.
Charge-offs of restructured accounts include activity for the full fiscal year to reflect retrospective application.

As of July 31, 2011, the Company changed its charge-off policy such that an account that is delinquent more than 209 days as of the end of each month is charged-off against the allowance for doubtful accounts and interest accrued is charged against the allowance for uncollectible interest.

Following is the activity in the Company’s balance in the allowance for doubtful accounts and uncollectible interest for customer receivables for the year ended January 31, 2013 and 2012:

	Year ended January 31, 2013			Year ended January 31, 2012
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$24,518	$25,386	$49,904	$44,015	$-	$44,015
Provision (a)	42,772	13,027	55,799	21,778	39,684	61,462
Principal charge-offs (b)	(36,647)	(20,555)	(57,202)	(37,181)	(12,881)	(50,062)
Interest charge-offs	(5,456)	(3,060)	(8,516)	(6,413)	(2,221)	(8,634)
Recoveries (b)	2,515	1,411	3,926	2,319	804	3,123
Allowance at end of period	$27,702	$16,209	$43,911	$24,518	$25,386	$49,904

(a)	Includes provision for uncollectible interest, which is included in finance charges and other as further discussed in Note 3.
(b)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest), and recoveries include principal collections during the period shown of previously charged-off balances. These amounts represent net charge-offs.

5. Accrual for Store Closures

During the fiscal years ended January 31, 2013 and 2012, the Company closed two and 11 retail locations, respectively, that did not perform at a level the Company expects for mature store locations. As a result of the closure of 10 of the stores which had unexpired leases, the Company recorded an accrual for the present value of remaining lease obligations and anticipated ancillary occupancy costs, net of estimated sublease income. Revisions to these projections for changes in estimated marketing times and sublease rates are made to the obligation as further information related to the actual terms and costs become available. The estimates were calculated using Level 2 fair value inputs. The following table presents detail of the activity in the accrual for store closures during the fiscal years ended January 31, 2013 and 2012:

	Year ended January 31,
(in thousands)	2013	2012
Balance at beginning of period	$8,106	$-
Accrual for closures	789	8,780
Change in estimate	75	(42)
Cash payments	(3,899)	(632)
Balance at end of period	$5,071	$8,106

	January 31,
Balance sheet presentation:	2013	2012
Accrued expenses	$3,441	$4,314
Other long-term liabilities	1,630	3,792
	$5,071	$8,106

The cash payments include payments made for facility rent and related costs.

6. Debt, Letters of Credit and Derivatives

The Company’s long-term debt consisted of the following at the period ended:

	As of January 31,
(in thousands)	2013	2012
Asset-based revolving credit facility	$262,401	$313,250
Asset-backed notes, net of discount of $205	32,307	-
Real estate loan	-	7,398
Other long-term debt	349	1,056
Total debt	295,057	321,704
Less current portion of debt	32,526	726
Long-term debt	$262,531	$320,978

On September 26, 2012, the Company amended and restated its asset-based revolving credit facility with a syndicate of banks, increasing the capacity from $450 million to $525 million and extending the maturity date from July 2015 to September 2016. An additional bank subsequently joined the syndicate and the capacity was raised to $545 million. The Company’s asset-based revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The amended and restated credit facility bears interest at LIBOR plus a spread ranging from 275 basis points to 350 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. Additionally, the agreement contains cross-default provisions, such that, any default under another of the Company’s credit facilities would result in a default under this agreement, and any default under this agreement would result in a default under those agreements. The asset-based revolving credit facility restricts the amount of dividends the Company can pay and is secured by the assets of the Company not otherwise encumbered.

On April 30, 2012, the Company’s VIE issued $103.7 million of asset-backed notes which bear interest at 4.0% and were sold at a discount to deliver a 5.21% yield, before considering transaction costs. The principal balance of the notes, which are secured by certain customer receivables, is reduced on a monthly basis by collections on the underlying customer receivables after the payment of interest and other expenses of the VIE. While the final maturity for the notes is April 2016, the Company currently expects to repay any outstanding note balance in April 2013 and, therefore, has classified the outstanding principal within the current portion of long-term debt. Additionally, the notes include a prepayment incentive fee whereby if the notes are not repaid by the expected final principal payment date of April 15, 2013, the VIE will be required to pay, in addition to accrued interest on the notes, a monthly fee equal to an annual rate of 8.5% times the outstanding principal balance. The VIE’s borrowing agreement contains certain covenants, including the maintenance of a minimum net worth for the VIE. The VIE’s debt is secured by the customer accounts receivable that were transferred to it, which are included in customer accounts receivable and long-term portion of customer accounts receivable on the consolidated balance sheet. At January 31, 2013, the VIE held cash of $4.7 million from collections on underlying customer receivables which is classified within prepaid expenses and other assets on the consolidated balance sheet. The investors and the securitization trustee have no recourse to the Company’s other assets for failure of the VIE to pay the notes when due or any other of its obligations. Additionally, the VIE’s assets are not available to satisfy the Company’s obligations. The Company’s interests in the VIE are subordinate to the investors’ interests, and would not be paid if the VIE is unable to repay the amounts due. The ultimate realization of the Company’s interest is subject to credit, prepayment, and interest rate risks on the transferred financial assets. Net proceeds from the offering were used to repay borrowings under the Company’s asset-based revolving credit facility.

On January 31, 2013, the Company repaid amounts due under a real estate loan, which bore interest at the prime rate plus 100 basis points, with a floor on the total rate of 5%.

On July 28, 2011 the Company completed the repayment of a $100 million term loan with proceeds from the new real estate loan and borrowings under its revolving credit facility. The Company recorded a charge of approximately $11.1 million, including the prepayment premium of $4.8 million, write-off of the unamortized original issue discount of $5.4 million and term loan deferred financing costs of $0.9 million.

During the year ended January 31, 2011, the Company paid off the debt balances outstanding under a securitization program with proceeds from its asset-based revolving credit facility and a term loan.

The Company was in compliance with its debt covenants at January 31, 2013.

As of January 31, 2013, the Company had immediately available borrowing capacity of approximately $209.4 million under its asset-based revolving credit facility, net of standby letters of credit issued, for general corporate purposes. The Company also had $68.8 million that may become available under its asset-based revolving credit facility if it grows the balance of eligible customer receivables and its total eligible inventory balances. The Company pays additional fees in the amount of 25 basis points for the additional commitment amount.

Interest expense including amortization of deferred financing costs incurred on outstanding debt totaled $17.0 million, $22.5 million and $28.1 million for the years ended January 31, 2013, 2012 and 2011, respectively. The Company capitalized borrowing costs of $360 thousand and $21 thousand during the years ended January 31, 2013 and 2012, respectively.

Aggregate maturities of long-term debt as of January 31, in the year indicated are as follows:

(in thousands)
Year ending January 31,
2014	$32,526
2015	130
2016	-
2017	262,401
2018	-
Total	$295,057

The Company’s asset-based revolving credit facility provides it the ability to utilize letters of credit to secure its deductibles under the Company’s property and casualty insurance programs and risk reserves for certain of its third-party financing alternatives, among other acceptable uses. At January 31, 2013, the Company had outstanding letters of credit of $4.3 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $4.3 million as of January 31, 2013.

Cash Flow Hedging Activity

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

These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in other comprehensive income (loss) prior to settlement and are subsequently recognized in the consolidated statements of operations in interest expense when the actual LIBOR based interest expenses impact earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in interest expense. During the twelve months ended January 31, 2013 and 2012, the Company did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges. The Company had recorded in prepaid expenses and other assets within its balance sheets $43 thousand and $169 thousand at January 31, 2013 and 2012, respectively, for the fair value of its cash flow hedges.

During the year ended January 31, 2012, the Company entered into interest rate cap option transactions with notional amounts of $100 million. These cap options are held for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of its variable-rate debt, based on the benchmark one-month LIBOR interest rate exceeding 1.0%. These cap options have monthly caplets extending through August, 2014. Changes in the cash flows of the interest rate cap transactions primarily offset the changes in cash flows (changes in base interest rate payments) attributable to fluctuations in the LIBOR interest rate.  For the years ended January 31, 2013 and 2012, the Company recognized a fair value gain of approximately $70 thousand and a fair value loss of approximately $222 thousand, respectively, as a component of other comprehensive income (loss) net of tax effect related to time value of the interest rate caps. In addition, the Company reclassified losses of approximately $233 thousand and $78 thousand, respectively, into current earnings as a portion of the caps expired during the fiscal years ended January 31, 2013 and 2012, which is included in interest expense in the accompanying statement of operations.

The Company expects to reclassify net losses of $0.2 million to earnings during the next 12 months.

The Company had interest rate swaps that expired during fiscal year 2012. They were held for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of its variable-rate debt, based on changes in the benchmark one-month LIBOR interest rate. During the year ended January 31, 2011, the Company recognized income of approximately $0.1 million as a component of other comprehensive income (loss) related to the interest rate swaps and reclassified approximately $0.1 million into current earnings as the swaps expired during the period.

For the year ended January 31, 2013, 2012 and 2011, the Company had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

At January 31, 2013 and 2012, all derivative assets and liabilities qualified for classification as Level 2 as defined by the GAAP hierarchy. The Company considers these over-the-counter derivative instruments entered into with third parties as Level 2 valuation since both the LIBOR pricing and valuations for these derivatives are obtained through third-party sources within active markets which are both directly and indirectly observable. All financial derivative assets and liabilities were non-trading positions.

7. Income Taxes

Deferred income taxes reflect the net effects of temporary timing differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In evaluating the need for a valuation allowance on deferred tax assets, all available evidence is considered to determine whether a valuation allowance is needed. Future realization of deferred tax assets depends in part on the existence of sufficient taxable income within the carryback and carryforward period available under the tax law. Other criteria which are considered include the existence of deferred tax liabilities that can be used to realize deferred tax assets. Based upon the Company’s review of all evidence in existence at January 31, 2013, the Company believes it is more likely than not that all established deferred tax assets will be fully realized, based primarily on the assumption of future taxable income. The Company had no uncertain tax positions at either January 31, 2013 or 2012.

The deferred tax assets and liabilities are summarized as follows:

(in thousands)	January 31,
	2013	2012
Deferred tax assets
Allowance for doubtful accounts	$12,957	$14,638
Deferred revenue	1,545	1,371
Stock-based compensation	2,004	2,624
Property and equipment	3,086	2,692
Inventories	670	603
Goodwill	135	406
Straight-line rent accrual	2,260	1,980
Accrual for store closures	1,785	2,853
Margin tax	818	714
Deferred gains on sale-leaseback transactions	2,971	246
Accrued vacation and other	1,238	904
Total deferred tax assets	29,469	29,031
Deferred tax liabilities
Sales tax receivable	(1,924)	(1,485)
Other	(664)	(681)
Total deferred tax liabilities	(2,588)	(2,166)
Net deferred tax asset	$26,881	$26,865

As of January 31, 2013, the Company had a deferred tax asset of approximately $2.0 million which has not been recognized related to individual state net operating loss carryforwards. Under the Company’s current operating structure, it does not expect these state loss carryforwards will be realized.

The components of provision (benefit) for income taxes include:

	Year ended January 31,
(in thousands)	2013	2012	2011

Current:
Federal	$28,795	$(1,826)	$1,606
State	1,330	926	510
Total current	30,125	(900)	2,116
Deferred:
Federal	(38)	751	(969)
State	22	(10)	(9)
Total deferred	(16)	741	(978)
Provision (benefit) for income taxes	$30,109	$(159)	$1,138

A reconciliation of the tax provision at the U.S. federal statutory tax rate and the total tax provision for each of the periods presented in the statements of operations follows:

	Year ended January 31,
(in thousands)	2013	2012	2011

Provision (benefit) at U.S. federal statutory rate	$28,952	$(1,359)	$23
State income taxes, net of federal benefit	878	594	322
Non-deductible entertainment, stock-based compensation and other	279	606	793
Total provision (benefit) for income taxes	$30,109	$(159)	$1,138

8. Leases

The Company leases certain of its facilities and operating equipment. The real estate leases generally have initial lease periods of from five to 15 years with renewal options at the discretion of the Company; the equipment leases generally provide for initial lease terms of three to seven years and provide for a purchase right by the Company at the end of the lease term at the fair market value of the equipment.

The following is a schedule of future minimum base rental payments required under the operating leases that have initial non-cancelable lease terms in excess of one year:

(in thousands)
Year ending January 31,	Total
2014	$25,757
2015	23,230
2016	21,447
2017	18,653
2018	15,157
Thereafter	54,830
Total	$159,074

Total lease expense was approximately $22.1 million, $22.6 million and $23.6 million for the years ended January 31, 2013, 2012 and 2011, respectively.

Certain of the Company’s leases are subject to scheduled minimum rent increases or escalation provisions, the cost of which is recognized on a straight-line basis over the minimum lease term. At January 31, 2013 and 2012, the Company had a straight-line lease accrual of approximately $6.4 million and $5.6 million, respectively, included in accrued expenses on the accompanying balance sheet. Tenant improvement allowances, when granted by the lessor, are deferred and amortized as offset to lease expense over the term of the lease.

9. Common Stock

On December 12, 2012, the Company completed a common stock offering in which it sold 2,233,379 shares of common stock at a public offering price of $26.75 per share. The Company received net proceeds from the offering of $56.0 million, after deducting underwriting discounts and commissions and other offering-related expenses. Additionally, certain selling stockholders sold 4,091,621 shares in the offering. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

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

10. Stock-Based Compensation

The Company has an Incentive Stock Option Plan, an Omnibus Incentive Plan, a Non-Employee Director Stock Option Plan and a Director Restricted Stock Plan which provide for grants of stock options and restricted stock units to employees and directors, as applicable. As of January 31, 2013, shares authorized for future issuance were: 425,247 under the Incentive Stock Option Plan; 636,748 under the Omnibus Incentive Plan; 50,000 under the Non-Employee Director Stock Option Plan; and 220,368 under the Director Restricted Stock Plan.

Stock options and restricted stock units generally vest over periods of one to five years from the date of grant. Stock options under the various plans are issued at prices equal to the market value on the date of the grant and, typically, expire ten years after the date of grant.

Employee Plans

A summary of the Company’s Incentive Stock Option Plan activity during the year ended January 31, 2013 is presented below (shares in thousands):

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life (in years)	Value

Outstanding, beginning of period	2,337	$13.74
Options granted	88	21.93
Options exercised	(534)	13.30
Forfeited	(58)	5.35
Expired	(174)	25.85
Outstanding, end of period	1,659	$13.34	5.4	$25.8 million
Exercisable, end of period	1,052	$16.11	4.6	$13.7 million

A summary of the vesting activity under the Company’s Incentive Stock Option Plan during the year ended January 31, 2013 is presented below (shares in thousands):

		Weighted
		Average
	Shares	Grant
	Under	Date
	Option	Fair Value

Nonvested, beginning of period	881	$3.67
Options granted	88	10.42
Options vested	(304)	4.36
Canceled	(58)	3.06
Nonvested, end of period	607	$4.35

The restricted stock program consists of a combination of performance-based restricted stock units (“performance-based awards”) and time-based restricted stock units (“time-based awards”). The number of performance-based units issued under the program, which can range from zero to 150 percent of the target units granted, is solely dependent upon the financial metrics achieved by the Company for the period identified in the grant. A summary of the restricted stock program under the Company’s Omnibus Incentive Plan is presented below (shares in thousands):

	Time-Based		Performance-
	Awards		Based Awards		Total
	No. of	Fair	No. of	Fair	Restricted
	units	Value (a)	units (b)	Value (a)	Stock Units

Outstanding, beginning of period	313	$9.16	-	$-	313
Restricted stock units granted	181	20.84	40	17.12	221
Restricted stock units vested and converted to common stock	(89)	8.33	-	-	(89)
Forfeited	(14)	11.56	-	-	(14)
Outstanding, end of period	391	$14.65	40	$17.12	431

(a)	Reflects the weighted average grant-date fair value.

(b)	Performance-based units outstanding assume achievement of target level financial metrics related to the fiscal year 2013 grants.

The assumptions used in stock pricing model and valuation information for stock options and restricted stock units granted for the years ended January 31, 2013, 2012 and 2011 are as follows:

	Year Ended January 31,
	2013	2012	2011

Weighted average risk free interest rate	0.5%	0.4%	2.2%
Weighted average expected lives in years	3.8	3.5	6.5
Weighted average volatility	64.4%	65.0%	62.2%
Expected dividends	-	-	-
Weighted average grant date fair value of options granted during the period	$10.42	$5.46	$2.01
Weighted average grant date fair value of restricted stock units granted during the period	$20.13	$8.66	$-
Weighted average grant date fair value of options vested during the period	$4.36	$5.00	$6.76
Weighted average grant date fair value of restricted stock units vested during the period	$8.33	$5.23	$-
Total fair value of options vested during the period	$1.3 million	$1.8 million	$2.0 million
Total fair value of restricted stock units vested during the period	$0.7 million	$0.2 million	-
Intrinsic value of options exercised during the period (1)	$3.9 million	$1.2 million	-
Intrinsic value of restricted stock units vested and converted during the period	$1.9 million	$0.5 million	-

(1)  Does not include pre-IPO options that were valued using the minimum value option-pricing method.

The Company used a shortcut method to compute the weighted average expected life for the stock options granted in the years ended January 31, 2013, 2012 and 2011. The shortcut method is an average based on the vesting period and the contractual term. The Company uses the shortcut method due to the lack of adequate historical experience or other comparable information. The weighted average volatility for the years ended January 31, 2013, 2012 and 2011 was calculated using the Company’s historical volatility. As of January 31, 2013, the total compensation cost related to non-vested awards of stock options not yet recognized totaled $2.5 million and is expected to be recognized over a weighted average period of 2.5 years. As of January 31, 2013, the total compensation costs related to non-vested restricted stock units totaled $5.8 million and is expected to be recognized over a weighted average period of 3.6 years.

The Company’s Employee Stock Purchase Plan is available to a majority of the employees of the Company, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the years ended January 31, 2013, 2012 and 2011, the Company issued 28,992, 27,753 and 34,620 shares of common stock, respectively, to employees participating in the plan, leaving 1,082,640 shares remaining reserved for future issuance under the plan as of January 31, 2013.

Director Plans

During fiscal 2012, the Company granted non-employee directors 57,366 restricted stock units with a fair value of $5.23 per unit which vested in fiscal 2013.  During fiscal 2013, the Company granted non-employee directors 22,266 restricted stock units with a fair value of $18.17 per unit which vest in fiscal 2014 and were outstanding at January 31, 2013. The total intrinsic value of the restricted stock units vested during fiscal 2013 was $1.0 million.

Prior to fiscal 2012, the Company granted non-employee directors stock options. As of January 31, 2012, 433,000 shares remained under option and exercisable with a weighted average exercise price of $15.14. During fiscal 2013, 120,000 options were exercised with a weighted average exercise price of $12.85 and a total intrinsic value of $1.7 million. As of January 31, 2013, 313,000 shares remained under option with a weighted average exercise price of $16.02, a weighted average contractual life of 4.52 years and an aggregate intrinsic value of $3.9 million.

During the years ended January 31, 2013, 2012 and 2011, the Company recognized total compensation cost for stock-based compensation of approximately $2.9 million, $2.4 million and $2.2 million, respectively, and recognized tax benefits related to that compensation cost of approximately $0.8 million, $0.5 million, and $0.3 million, respectively.

11. Significant Vendors

As shown in the table below, a significant portion of the Company’s merchandise purchases for years ended January 31, 2013, 2012 and 2011 were made from six vendors:

	Year ended January 31,
Vendor	2013	2012	2011

A	20.7%	19.0%	17.1%
B	18.1	12.6	14.2
C	5.7	12.1	9.5
D	5.4	9.2	9.4
E	5.2	5.6	7.7
F	5.1	5.6	6.1
Totals	60.2%	64.1%	64.0%

The vendors shown above represent the top six vendors with the highest volume in each period shown. The same vendor may not necessarily be represented in all periods presented.

12. Related Party Transactions

From time to time, the Company has engaged Stephens Inc. to act as its financial advisor. In connection with the common stock offering completed during the year ended January 31, 2013 and further discussed in Note 9, the Company engaged Stephens Inc. to act as one of the underwriters for the offering. Stephens Inc. received underwriting fees and commission of approximately $1.1 million in connection with the sale of shares by the Company in the offering. Stephens Inc. and its affiliates beneficially owned 7,316,812 shares, or approximately 22.3% of the Company’s common stock as of November 29, 2012. Douglas H. Martin, one of the Company’s directors, is an Executive Vice President of Stephens Inc. and was one of the selling stockholders. The disinterested members of the Company’s board of directors have determined that it is in the Company’s best interest to engage Stephens Inc. in such capacity, and the engagement of Stephens Inc. as financial advisor was approved by the independent members of the Company’s board of directors after full disclosure of the conflicts of interests of the related parties in the transaction.

During fiscal year 2013, the Company continued to engage the services of Direct Marketing Solutions, Inc. (“DMS”), for a substantial portion of its direct mailing advertising. DMS was partially owned (less than 50%) by the SF Holding Corp., members of the Stephens family, Jon E.M. Jacoby and Douglas H. Martin during fiscal years 2011, 2012 and a portion of 2013. The owners of DMS sold the company during fiscal year 2013. SF Holding Corp. and the members of the Stephens family are significant stockholders of the Company, and Messrs. Jacoby and Martin are members of its board of directors. Amounts paid to DMS for fees and postage during the fiscal years ended January 31, 2013, 2012 and 2011 totaled approximately $2.2 million, $2.3 million and $2.4 million, respectively.

In connection with the Company’s rights offering, completed during the year ended January 31, 2011, the Company engaged Stephens Inc. to act as its financial advisor and paid it an advisory fee of $937,500 plus reimbursed them for approximately $22,000 of fees and expenses. Stephens Inc. and its affiliates, owned approximately 24.9% of the Company’s outstanding common stock at the time of the rights offering, and Douglas H. Martin, one of its directors, is a Senior Managing Director of Stephens Inc. The engagement of Stephens Inc. as financial advisor was approved by both the rights committee of the Company’s board and the full board of directors after full disclosure of the conflicts of interests of the related parties in the transaction.

13. Benefit Plans

The Company has established a defined contribution 401(k) plan for eligible employees who are at least 21 years old and have completed at least one-year of service. Employees may contribute up to 20% of their eligible pretax compensation to the plan. The Company matches 100% of the first 3% of the employees’ contributions. At its option, the Company may make supplemental contributions to the Plan, but has not made such contributions in the past three years. The matching contributions made by the Company totaled $0.9 million, $0.8 million and $1.0 million during the years ended January 31, 2013, 2012 and 2011, respectively.

14. Contingencies

Litigation. The Company is involved in routine litigation and claims incidental to its business from time to time and, as required, has accrued its estimate of the probable costs for the resolution of these matters, which are not expected to be material. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact the Company’s estimate of reserves for litigation.

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

15. Segment Information

Financial information by segment is presented in the following tables for fiscal years ended January 31, 2013, 2012 and 2011:

	Year ended January 31, 2013
	Retail	Credit	Total
(in thousands)
Revenues
Product sales	$649,516	$-	$649,516
Repair service agreement commissions	51,648	-	51,648
Service revenues	13,103	-	13,103
Total net sales	714,267	-	714,267
Finance charges and other	1,236	149,529	150,765
Total revenues	715,503	149,529	865,032
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	454,682	-	454,682
Cost of parts, including warehousing and occupancy costs	5,965	-	5,965
Selling, general and administrative expense (a)	197,498	55,691	253,189
Provision for bad debts	758	46,901	47,659
Charges and credits	2,498	527	3,025
Total cost and expenses	661,401	103,119	764,520
Operating income	54,102	46,410	100,512
Interest expense	-	17,047	17,047
Loss from early extinguishment of debt	-	897	897
Other expense, net	(153)	-	(153)
Income before income taxes	$54,255	$28,466	$82,721

Total assets	$188,609	$721,248	$909,857
Property and equipment additions	$31,820	$533	$32,353
Depreciation expense	$8,479	$473	$8,952

	Year ended January 31, 2012
	Retail	Credit	Total
(in thousands)
Revenues
Product sales	$596,360	$-	$596,360
Repair service agreement commissions	42,078	-	42,078
Service revenues	15,246	-	15,246
Total net sales	653,684	-	653,684
Finance charges and other	1,335	137,283	138,618
Total revenues	655,019	137,283	792,302
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	455,493	-	455,493
Cost of parts, including warehousing and occupancy costs	6,527	-	6,527
Selling, general and administrative expense (a)	180,234	56,864	237,098
Provision for bad debts	590	52,965	53,555
Charges and credits	9,522	406	9,928
Total cost and expenses	652,366	110,235	762,601
Operating income	2,653	27,048	29,701
Interest expense	-	22,457	22,457
Loss from early extinguishment of debt	-	11,056	11,056
Other expense, net	70	-	70
Income (loss) before income taxes	$2,583	$(6,465)	$(3,882)

Total assets	$159,269	$624,029	$783,298
Property and equipment additions	$4,236	$150	$4,386
Depreciation expense	$10,080	$545	$10,625

	Year ended January 31, 2011
	Retail	Credit	Total
(in thousands)
Revenues
Product sales	$608,443	$-	$608,443
Repair service agreement commissions	37,795	-	37,795
Service revenues	16,487	-	16,487
Total net sales	662,725	-	662,725
Finance charges and other	857	145,193	146,050
Total revenues	663,582	145,193	808,775
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	474,696	-	474,696
Cost of parts, including warehousing and occupancy costs	7,779	-	7,779
Selling, general and administrative expense (a)	175,778	64,028	239,806
Provision for bad debts	817	50,587	51,404
Charges and credits	2,321	-	2,321
Total cost and expenses	661,391	114,615	776,006
Operating income	2,191	30,578	32,769
Interest expense	-	28,081	28,081
Costs related to financing facilities terminated and transactions not completed	-	4,283	4,283
Other expense, net	339	-	339
Income (loss) before income taxes	$1,852	$(1,786)	$66

Total assets	$199,541	$642,519	$842,060
Property and equipment additions	$2,243	$785	$3,028
Depreciation expense	$12,316	$453	$12,769

(a)      Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $9.0 million, $8.2 million and $7.5 million for the fiscal years ended January 31, 2013, 2012 and 2011, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $16.7 million, $15.6 million and $17.5 million for the fiscal years ended January 31, 2013, 2012 and 2011, respectively.

16. Quarterly Information

The following tables set forth certain unaudited quarterly statement of operations information for the eight quarters ended January 31, 2013. The unaudited quarterly information has been prepared on a consistent basis and includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal Year 2013
(dollars in thousands, except per share amounts)	Quarter Ended
	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Total

Revenues:
Retail Segment	$167,178	$171,931	$167,663	$208,731	$715,503
Credit Segment	33,673	35,505	38,738	41,613	149,529
Total revenues	200,851	207,436	206,401	250,344	865,032

Percent of annual revenues	23.2%	24.0%	23.9%	28.9%	100.0%

Operating income:
Retail Segment	$10,761	$12,537	$12,308	$18,496	$54,102
Credit Segment	11,093	10,617	11,583	13,117	46,410
Total operating income	21,854	23,154	23,891	31,613	100,512

Interest expense	3,759	4,874	4,526	3,888	17,047
Loss from early extinguishment of debt	-	-	818	79	897
Other (income) expense	(96)	(6)	(3)	(48)	(153)
Income before income taxes	18,191	18,286	18,550	27,694	82,721
Provision for income taxes	6,635	6,680	6,765	10,029	30,109
Net income	$11,556	$11,606	$11,785	$17,665	$52,612

Earnings per share:
Basic	$0.36	$0.36	$0.36	$0.52	$1.60
Diluted	$0.35	$0.35	$0.35	$0.50	$1.56

Outstanding shares:
Basic	32,195	32,404	32,553	34,072	32,862
Diluted	32,904	33,119	33,539	35,161	33,768

	Fiscal Year 2012
(dollars in thousands, except per share amounts)	Quarter Ended
	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Total

Revenues:
Retail Segment	$157,295	$152,380	$155,016	$190,328	$655,019
Credit Segment	34,687	34,646	31,607	36,343	137,283
Total revenues	191,982	187,026	186,623	226,671	792,302

Percent of annual revenues	24.2%	23.6%	23.6%	28.6%	100.0%

Operating income (loss):
Retail Segment	$4,867	$(551)	$(5,884)	$4,221	$2,653
Credit Segment	9,923	13,521	(8,560)	12,164	27,048
Total operating income (loss)	14,790	12,970	(14,444)	16,385	29,701

Interest expense	7,556	7,004	3,919	3,978	22,457
Loss from early extinguishment of debt	-	11,056	-	-	11,056
Other (income) expense	52	34	(5)	(11)	70
Income (loss) before income taxes	7,182	(5,124)	(18,358)	12,418	(3,882)
Provision (benefit) for income taxes	2,781	(2,022)	(5,635)	4,717	(159)
Net income (loss)	$4,401	$(3,102)	$(12,723)	$7,701	$(3,723)

Earnings (loss) per share:
Basic	$0.14	$(0.10)	$(0.40)	$0.24	$(0.12)
Diluted	$0.14	$(0.10)	$(0.40)	$0.24	$(0.12)

Outstanding shares:
Basic	31,768	31,808	31,881	31,997	31,860
Diluted	31,772	31,808	31,881	32,572	31,860

As further discussed in Note 2, the Company recorded a pre-tax charge of $14.1 million, net of previously provided reserves, in connection with the required adoption of new accounting guidance related to Troubled Debt Restructuring. This amount is reported within the credit segment.

17. Subsequent Events

On March 27, 2013, the Company received an additional $40 million of lender commitments under its asset-based loan facility increasing total commitments under the facility to $585 million. The maturity date of September 2016 and other terms of the amended and restated facility remained unchanged.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation (with the participation of our interim Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Please refer to Management’s Report on Internal Control over Financial Reporting under Item 8 of this report.

Auditor’s Report Relating to Effectiveness of Internal Control over Financial Reporting

Please refer to the Report of Independent Public Accounting Firm on page 52 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred in the quarter ended January 31, 2013, which have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Compensatory Arrangements of Certain Officers.

On March 26, 2013, the Compensation Committee of our Board of Directors adopted our fiscal 2014 cash bonus program. Our named executive officers, as well as certain other executive officers and certain employees, are eligible to participate in the 2014 bonus program. Below is a description of the fiscal 2014 cash bonus program, as adopted by the Compensation Committee.

The purpose of the 2014 cash bonus program is to promote the interests of us and our stockholders by providing key employees with financial rewards upon achievement of specified business objectives and our financial performance, as well as help us attract and retain key employees by providing attractive compensation opportunities linked to performance results.

The Committee established three bonus levels for the 2014 bonus program – Threshold, Target and Maximum. Each of the levels represents the attainment by us of certain operating pre-tax profit. If we do not achieve the Threshold level, no bonus will be paid to any named executive officer, other executive officer or employee pursuant to the 2014 cash bonus program. The Threshold level is set at approximately 86% of the Target level, and the Maximum level is based upon our attainment of approximately 118% of the Target level.

Retirement of Officer.

On April 3, 2013, David Atnip announced that he is retiring from his position as our Senior Vice President and Treasurer effective May 31, 2013. Mr. Atnip will continue with the Company as a special advisor to our Chief Financial Officer to assist with the transition of his responsibilities.

PART III

The information required by Items 10 through 14 is included in our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

CROSS REFERENCE TO ITEMS 10-14 LOCATED IN THE PROXY STATEMENT

	Item	Caption in the Conn’s, Inc. 2013 Proxy Statement

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	BOARD OF DIRECTORS; EXECUTIVE OFFICERS; CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	STOCK OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	INDEPENDENT PUBLIC ACCOUNTANTS

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)      The financial statements listed in response to Item 8 of this report are as follows:

Consolidated Balance Sheets as of January 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended January 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended January 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended January 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended January 31, 2013, 2012 and 2011

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

CONN'S, INC.
(Registrant)

/s/ Theodore M. Wright
Date: April 4, 2013	Theodore M. Wright
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore M. Wright
Theodore M. Wright	Chairman of the Board, Chief Executive Officer And President (Principal Executive Officer)	April 4, 2013

/s/ Brian E. Taylor
Brian E. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	April 4, 2013

/s/ Marvin D. Brailsford
Marvin D. Brailsford	Director	April 4, 2013

/s/ Jon E. M. Jacoby
Jon E. M. Jacoby	Director	April 4, 2013

/s/ Kelly Malson
Kelly Malson	Director	April 4, 2013

/s/ Bob L. Martin
Bob L. Martin	Director	April 4, 2013

/s/ Douglas H. Martin
Douglas H. Martin	Director	April 4, 2013

/s/ David Schofman
David Schofman	Director	April 4, 2013

/s/ Scott L. Thompson
Scott L. Thompson	Director	April 4, 2013

Schedule II — Valuation and Qualifying Accounts
Conn’s, Inc. and Subsidiaries

		Additions
	Balance at	Charged to	Charged to
(Dollars in thousands)	Beginning of	Costs and	other		Balance at
Description	Period	Expenses	Accounts (a)	Deductions (b)	End of Period
Year ended January 31, 2011
Reserves and allowances from asset accounts:
Allowance for doubtful accounts	$44,674	$51,433	$9,227	$(61,259)	$44,075

Year ended January 31, 2012
Reserves and allowances from asset accounts:
Allowance for doubtful accounts	44,075	52,605	9,448	(56,170)	49,958

Year ended January 31, 2013
Reserves and allowances from asset accounts:
Allowance for doubtful accounts	49,958	47,614	8,130	(61,791)	43,911

(a)	Includes provision for uncollectible interest, which is included in finance charges and other.
(b)	Uncollectible principal and interest written off, net of recoveries.

EXHIBIT INDEX

Exhibit
Number	Description
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

10.5.4
Second Amendment to Amended and Restated Security Agreement dated March 15, 2012, by and among Conn’s, Inc. and the Existing Grantors thereunder, and Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein by reference to Exhibit 10.5.4 to Conn’s, Inc.  Form 10-Q/A for the quarterly period ended October 31, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 11, 2012).

10.5.5
Joinder Agreement dated November 27, 2012, by and among Conn’s, Inc., Bank of America, N.A., in its capacity as Agent for Lenders and Cole Taylor Bank (incorporated herein by reference to Exhibit 10.5.4 to Conn’s, Inc.  Form 10-Q/A for the quarterly period ended October 31, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 11, 2012).

10.5.6
Commitment Increase Agreement dated March 27, 2013, by and among Conn’s, Inc., Bank of America, N.A., in its capacity as Agent for Lenders, JP Morgan Chase Bank, NA, Regions Bank, Compass Bank and Capital One, NA (filed herewith).

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

11.1	Statement re: computation of earnings per share is included under Note 1 to the financial statements.

12.1	Statement of computation of Ratio of Earnings to Fixed Charge (filed herewith).

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

101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, filed with the SEC on April 4, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets as of January 31, 2012 and 2013, (ii) the consolidated statements of operations for the years ended January 31, 2011, 2012 and 2013, (iii) the consolidated statements of cash flows for the years ended January 31, 2011, 2012 and 2013, (iv) the consolidated statements of stockholders' equity for the years ended January 31, 2011, 2012 and 2013, (v) the Notes to Consolidated Financial Statements, and (vi) Financial statement Schedule: Schedule II – Valuation and Qualifying Accounts.(1)

t	Management contract or compensatory plan or arrangement.