Form 10-Q
period 2013-04-30
CONNS INC
filed 2013-06-06
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013	Commission File Number 1-34956

CONN'S, INC.
(Exact name of registrant as specified in its charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4055 Technology Forest Blvd, Suite 210
The Woodlands, Texas 77381
(936) 230-5899
(Address, including zip code, and telephone
number, including area code, of registrant's
principal executive offices)

None
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2013:

Class	Outstanding
Common stock, $.01 par value per share	35,732,875

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	April 30,	January 31,
Assets	2013	2013
Current assets
Cash and cash equivalents	$4,310	$3,849
Customer accounts receivable, net of allowance of $29,736 and $27,617, respectively (includes balance of VIE of $28,553 at January 31, 2013)	395,085	378,050
Other accounts receivable, net of allowance of $55 and $55, respectively	51,565	45,759
Inventories	88,862	73,685
Deferred income taxes	15,327	15,302
Prepaid expenses and other assets (includes balance of VIE of $4,717 at January 31, 2013)	6,121	11,599
Total current assets	561,270	528,244
Long-term portion of customer accounts receivable, net of allowance of $24,402 and $22,866, respectively (includes balance of VIE of $23,641 at January 31, 2013)	324,213	313,011
Property and equipment	148,649	141,449
Less accumulated depreciation	(96,918)	(94,455)
Property and equipment, net	51,731	46,994
Deferred income taxes	10,938	11,579
Other assets	9,122	10,029
Total assets	$957,274	$909,857

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt (includes balance of VIE of $32,307 at January 31, 2013)	$222	$32,526
Accounts payable	74,748	69,608
Accrued compensation and related expenses	9,684	8,780
Accrued expenses	23,394	20,716
Income taxes payable	8,612	4,618
Deferred revenues and allowances	15,839	14,915
Total current liabilities	132,499	151,163
Long-term debt	293,773	262,531
Other long-term liabilities	22,572	21,713

Commitments and contingencies

Stockholders’ equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value, 50,000,000 shares authorized; 35,708,628 and 35,192,070 shares issued at April 30, 2013 and January 31, 2013, respectively)	357	352
Additional paid-in capital	216,152	204,372
Accumulated other comprehensive loss	(204)	(223)
Retained earnings	292,125	269,949
Total stockholders’ equity	508,430	474,450
Total liabilities and stockholders' equity	$957,274	$909,857

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	April 30,
	2013	2012
Revenues
Product sales	$190,860	$152,115
Repair service agreement commissions	15,989	11,392
Service revenues	2,599	3,430
Total net sales	209,448	166,937
Finance charges and other	41,615	33,914
Total revenues	251,063	200,851
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	123,457	108,443
Cost of service parts sold, including warehousing and occupancy costs	1,406	1,550
Selling, general and administrative expense	73,255	59,656
Provision for bad debts	13,937	9,185
Charges and credits	-	163
Total cost and expenses	212,055	178,997
Operating income	39,008	21,854
Interest expense	3,871	3,759
Other income, net	(6)	(96)
Income before income taxes	35,143	18,191
Provision for income taxes	12,967	6,635
Net income	$22,176	$11,556

Earnings per share:
Basic	$0.63	$0.36
Diluted	$0.61	$0.35
Average common shares outstanding:
Basic	35,313	32,195
Diluted	36,452	32,904

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended
	April 30,
	2013	2012

Net income	$22,176	$11,556

Change in fair value of hedges	29	43
Impact of provision for income taxes on comprehensive income	(10)	(15)
Comprehensive income	$22,195	$11,584

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended April 30, 2013 and 2012
(unaudited)
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 31, 2013	35,191	$352	$204,372	$(223)	$269,949	$474,450
Exercise of stock options, net of tax	506	5	10,761	-	-	10,766
Issuance of common stock under Employee Stock Purchase Plan	7	-	178	-	-	178
Vesting of restricted stock units	4	-	-	-	-	-
Stock-based compensation			841			841
Net income	-	-	-	-	22,176	22,176
Change in fair value of hedges, net of tax of $10	-	-	-	19	-	19
Balance at April 30, 2013	35,708	$357	$216,152	$(204)	$292,125	$508,430

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 31, 2012	32,140	$321	$136,006	$(293)	$217,337	$353,371
Exercise of stock options, net of tax	223	3	2,866	-	-	2,869
Issuance of common stock under Employee Stock Purchase Plan	6	-	63	-	-	63
Vesting of restricted stock units	21	-	-	-	-	-
Stock-based compensation			598			598
Net income	-	-	-	-	11,556	11,556
Change in fair value of hedges, net of tax of $15	-	-	-	28	-	28
Balance at April 30, 2012	32,390	$324	$139,533	$(265)	$228,893	$368,485

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	April 30,
	2013	2012
Cash flows from operating activities
Net income	$22,176	$11,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,490	2,402
Amortization	1,474	739
Provision for bad debts and uncollectible interest	15,787	11,282
Stock-based compensation	841	598
Excess tax benefits from stock-based compensation	(2,592)	(116)
Store closing costs	-	163
Provision for deferred income taxes	617	1,272
Gain on sale of property and equipment	(6)	(66)
Discounts and accretion on promotional credit	-	(103)
Change in operating assets and liabilities:
Customer accounts receivable	(44,024)	(6,768)
Other accounts receivable	(5,799)	3,095
Inventories	(15,177)	(6,350)
Prepaid expenses and other assets	703	500
Accounts payable	5,141	16,100
Accrued expenses	4,542	(2,953)
Income taxes payable	6,606	5,651
Deferred revenues and allowances	708	65
Net cash (used in) provided by operating activities	(6,513)	37,067
Cash flows from investing activities
Purchase of property and equipment	(7,228)	(4,404)
Proceeds from sale of property and equipment	6	296
Net cash used in investing activities	(7,222)	(4,108)
Cash flows from financing activities
Borrowings under lines of credit	87,335	33,729
Payments on lines of credit	(56,036)	(160,182)
Proceeds from issuance of asset-backed notes, net of original issue discount	-	103,025
Payments on asset-backed notes	(32,513)	-
Change in restricted cash	4,717	(10,042)
Net proceeds from stock issued under employee benefit plans	8,352	2,932
Excess tax benefits from stock-based compensation	2,592	116
Other	(251)	(2,072)
Net cash provided by (used in) financing activities	14,196	(32,494)
Net change in cash	461	465
Cash and cash equivalents
Beginning of period	3,849	6,265
End of period	$4,310	$6,730

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements of Conn’s, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise described herein. The Company’s business is somewhat seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31, due primarily to the holiday selling season. Operating results for the three-month period ended April 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending  January 31, 2014. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013, filed with the Securities and Exchange Commission on April 4, 2013.

The Company’s balance sheet at January 31, 2013, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete financial presentation. Please see the Company’s Annual Report on Form 10-K for a complete presentation of the audited financial statements for the fiscal year ended January 31, 2013, together with all required footnotes, and for a complete presentation and explanation of the components and presentations of the financial statements.

Principles of Consolidation. The consolidated financial statements include the accounts of Conn’s, Inc. and its wholly-owned subsidiaries. Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In April of 2012, the Company transferred certain customer receivables to a bankruptcy-remote, variable-interest entity (“VIE”) in connection with a securitization. The VIE, which is consolidated within the accompanying financial statements, issued debt secured by the customer receivables that were transferred to it, which were included in customer accounts receivable and long-term portion of customer accounts receivable on the consolidated balance sheet as of January 31, 2013. On April 15, 2013, the VIE redeemed the then outstanding asset-backed notes and the remaining customer receivables were transferred back to the Company.

The Company determined that the VIE should be consolidated within its financial statements due to the fact that it qualified as the primary beneficiary of the VIE based on the following considerations:

•	The Company directed the activities that generated the customer receivables that were transferred to the VIE;
•	The Company directed the servicing activities related to the collection of the customer receivables transferred to the VIE;
•	The Company absorbed losses incurred by the VIE to the extent of its interest in the VIE before any other investors incurred losses; and
•	The Company had the right to receive benefits generated by the VIE after paying the contractual amounts due to the other investors.

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

	Three Months Ended
	April 30,
(in thousands)	2013	2012

Weighted average common shares outstanding - Basic	35,313	32,195
Assumed exercise of stock options	937	576
Unvested restricted stock units	202	133
Weighted average common shares outstanding - Diluted	36,452	32,904

The weighted average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 1.1 million for the three months ended April 30, 2012.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a discounted cash flow analysis, approximates their carrying amount. The fair value of the Company’s debt approximates carrying value due to the recent date at which the facility has been renewed. The Company’s interest rate cap options are presented on the balance sheet at fair value. Fair value of these instruments were determined using Level 2 inputs of the GAAP hierarchy, which are defined as inputs not quoted in active markets, but are either directly or indirectly observable.

2.	Charges and Credits

During the three months ended April 30, 2012, the Company accrued the lease buyout costs related to one of its store closures and revised its estimate of future obligations related to its other closed stores. This resulted in a pre-tax charge of $163 thousand ($106 thousand after-tax). This amount is reported within the retail segment and classified in charges and credits in the consolidated statement of operations.

3.	Supplemental Disclosure of Customer Receivables

Customer accounts receivable are originated at the time of sale and delivery of the various products and services. The Company records the amount of principal and accrued interest on customer receivables that is expected to be collected within the next twelve months, based on contractual terms, in current assets on its consolidated balance sheet. Those amounts expected to be collected after twelve months, based on contractual terms, are included in long-term assets. Typically, customer receivables are considered delinquent if a payment has not been received on the scheduled due date. Accounts that are delinquent more than 209 days as of the end of a month are charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment is reversed and charged against the allowance for uncollectible interest.

As part of its efforts in mitigating losses on its accounts receivable, the Company may make loan modifications to a borrower experiencing financial difficulty that are intended to maximize the net cash flow after expenses, and avoid the need for repossession of collateral. The Company may extend the loan term, refinance or otherwise re-age an account. Accounts that have been re-aged in excess of three months or refinanced are considered Troubled Debt Restructurings (“TDR”).

The Company uses risk-rating criteria to differentiate underwriting requirements, potentially requiring differing down payment and initial application and documentation criteria. The following tables present quantitative information about the receivables portfolio managed by the Company, segregated by class:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
	April 30,	January 31,	April 30,	January 31,	April 30,	January 31,
(in thousands)	2013	2013	2013	2013	2013	2013
Customer accounts receivable	$733,626	$702,737	$40,106	$41,704	$47,024	$47,757
Restructured accounts (2)	39,810	38,807	11,437	11,135	39,669	38,671
Total receivables managed	$773,436	$741,544	$51,543	$52,839	$86,693	$86,428

Allowance for uncollectible accounts related to the credit portfolio	(46,162)	(43,911)
Allowance for promotional credit programs	(7,976)	(6,572)
Short-term portion of customer accounts receivable, net	(395,085)	(378,050)
Long-term customer accounts receivable, net	$324,213	$313,011

(1)	Amounts are based on end of period balances. As an account can become past due after having been re-aged, accounts may be presented in both the past due and re-aged columns shown above. The amounts included within both the past due and re-aged columns shown above as of April 30, 2013 and January 31, 2013 were $20.8 million and $20.7 million, respectively. The total amount of customer receivables past due one day or greater was $173.4 million and $172.4 million as of April 30, 2013 and January 31, 2013, respectively. These amounts include the 60 days past due totals shown above.
(2)	In addition to the amounts included in restructured accounts, there are $1.7 million and $1.9 million as of April 30, 2013 and January 31, 2013, respectively, of accounts re-aged four or more months included in the re-aged balance above that did not qualify as TDRs because they were not re-aged subsequent to January 31, 2011.

			Net Credit
	Average Balances		Charge-offs (1)
	Three Months Ended		Three Months Ended
	April 30,		April 30,
(in thousands)	2013	2012	2013	2012
Customer accounts receivable	$713,700	$589,969	$8,843	$7,576
Restructured accounts	39,521	44,774	2,712	5,953
Total receivables managed	$753,221	$634,743	$11,555	$13,529

(1)	Charge-offs include the principal amount of losses (excluding accrued and unpaid interest) net of recoveries which include principal collections during the period shown of previously charged-off balances.

Following is the activity in the Company’s balance in the allowance for doubtful accounts and uncollectible interest for customer receivables for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30, 2013			Three Months Ended April 30, 2012
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$27,702	$16,209	$43,911	$24,518	$25,386	$49,904
Provision(1)	12,505	3,282	15,787	9,448	1,834	11,282
Principal charge-offs(2)	(9,634)	(2,955)	(12,589)	(8,597)	(6,755)	(15,352)
Interest charge-offs	(1,516)	(465)	(1,981)	(1,282)	(1,007)	(2,289)
Recoveries(2)	791	243	1,034	1,021	802	1,823
Allowance at end of period	$29,848	$16,314	$46,162	$25,108	$20,260	$45,368

(1)	Includes provision for uncollectible interest, which is included in finance charges and other.
(2)	Charge-offs include the principal amount of losses (excluding accrued and unpaid interest), and recoveries include principal collections during the period shown of previously charged-off balances. These amounts represent net charge-offs.

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

The Company typically only places accounts in non-accrual status when legally required. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. Customer receivables in non-accrual status were $9.4 million and $9.0 million at April 30, 2013 and January 31, 2013, respectively. Customer receivables that were past due 90 days or more and still accruing interest totaled $36.2 million and $36.6 million at April 30, 2013 and January 31, 2013, respectively.

4.    Supplemental Disclosure of Finance Charges and Other Revenue

The following is a summary of the classification of the amounts included as finance charges and other for the three months ended April 30, 2013 and 2012:

	Three Months Ended
	April 30,
(in thousands)	2013	2012
Interest income and fees on customer receivables	$33,010	$28,640
Insurance commissions	8,267	5,033
Other	338	241
Finance charges and other	$41,615	$33,914

Interest income and fees on customer receivables is reduced by provisions for uncollectible interest of $2.1 million and $1.8 million, respectively, for the three months ended April 30, 2013 and 2012. The amount included in interest income and fees on customer receivables related to TDR accounts was $1.2 million for each of the three months ended April 30, 2013 and 2012. The Company recognizes interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount of TDR accounts such that it always equals the present value of expected future cash flows.

5.	Accrual for Store Closures

During the fiscal years ended January 31, 2013 and 2012, the Company closed two and 11 retail locations, respectively, that did not perform at a level the Company expects for mature store locations. As a result of the closure of 10 of the stores which had unexpired leases, the Company recorded an accrual for the present value of remaining lease obligations and anticipated ancillary occupancy costs, net of estimated sublease income. Revisions to these projections for changes in estimated marketing times and sublease rates are made to the obligation as further information related to the actual terms and costs become available. The estimates were calculated using Level 2 fair value inputs. The following table presents detail of the activity in the accrual for store closures during the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,
(in thousands)	2013	2012
Balance at beginning of period	$5,071	$8,106
Accrual for closures	-	450
Change in estimate	-	(287)
Cash payments	(522)	(961)
Balance at end of period	$4,549	$7,308

April 30,
Balance sheet presentation:	2013
Accrued expenses	$2,691
Other long-term liabilities	1,858
$4,549

The cash payments include payments made for facility rent and related costs.

6.	Debt and Letters of Credit

The Company’s long-term debt consisted of the following at the period ended:

	April 30,	January 31,
(in thousands)	2013	2013
Asset-based revolving credit facility	$293,700	$262,401
Asset-backed notes, net of discount of $205	-	32,307
Other long-term debt	295	349
Total debt	293,995	295,057
Less current portion of debt	222	32,526
Long-term debt	$293,773	$262,531

The Company’s asset-based revolving credit facility with a syndicate of banks was expanded in March 2013 with capacity increasing from $545 million to $585 million. The Company’s revolving credit facility, which matures in September 2016, provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The amended and restated credit facility bears interest at LIBOR plus a spread ranging from 275 basis points to 350 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The asset-based revolving credit facility restricts the amount of dividends the Company can pay and is secured by the assets of the Company not otherwise encumbered.

On April 30, 2012, the Company’s VIE issued $103.7 million of asset-backed notes which bore interest at 4.0% and were sold at a discount to deliver a 5.21% yield, before considering transaction costs. The principal balance of the notes, which was secured by certain customer receivables, was reduced on a monthly basis by collections on the underlying customer receivables after the payment of interest and other expenses of the VIE. While the final maturity for the notes was April 2016, the Company repaid the outstanding note balance in April 2013. In connection with the early repayment of the asset-backed notes, the Company accelerated the amortization of deferred financing cost resulting in an additional $0.4 million of interest expense.

The Company was in compliance with its debt covenants at April 30, 2013.

As of April 30, 2013, the Company had immediately available borrowing capacity of approximately $244.6 million under its asset-based revolving credit facility, net of standby letters of credit issued, for general corporate purposes. The Company also had $45.3 million that may become available under its asset-based revolving credit facility if it grows the balance of eligible customer receivables and its total eligible inventory balances. The Company pays additional fees in the amount of 25 basis points for the additional commitment amount.

The Company’s asset-based revolving credit facility provides it the ability to utilize letters of credit to secure its deductibles under the Company’s property and casualty insurance programs, among other acceptable uses. At April 30, 2013, the Company had outstanding letters of credit of $1.3 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $1.3 million as of April 30, 2013.

7.	Contingencies

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

8.	Segment Reporting

Financial information by segment is presented in the following tables for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30, 2013			Three Months Ended April 30, 2012
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$190,860	$-	$190,860	$152,115	$-	$152,115
Repair service agreement commissions	15,989	-	15,989	11,392	-	11,392
Service revenues	2,599	-	2,599	3,430	-	3,430
Total net sales	209,448	-	209,448	166,937	-	166,937
Finance charges and other	339	41,276	41,615	241	33,673	33,914
Total revenues	209,787	41,276	251,063	167,178	33,673	200,851
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	123,457	-	123,457	108,443	-	108,443
Cost of service parts sold, including warehousing and occupancy cost	1,406	-	1,406	1,550	-	1,550
Selling, general and administrative expense (a)	57,510	15,745	73,255	46,049	13,607	59,656
Provision for bad debts	114	13,823	13,937	212	8,973	9,185
Charges and credits	-	-	-	163	-	163
Total cost and expense	182,487	29,568	212,055	156,417	22,580	178,997
Operating income	27,300	11,708	39,008	10,761	11,093	21,854
Interest expense	-	3,871	3,871	-	3,759	3,759
Other income, net	(6)	-	(6)	(96)	-	(96)
Income before income taxes	$27,306	$7,837	$35,143	$10,857	$7,334	$18,191

(a)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $2.6 million and $2.2 million for the three months ended April 30, 2013 and 2012, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $4.7 million and $4.0 million for the three months ended April 30, 2013 and 2012, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise indicates, references to “Conn’s,” the “Company,” “we,” “us,” and “our” refer to the consolidated business operations of Conn’s, Inc. and all of its direct and indirect subsidiaries, limited liability companies and limited partnerships.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives.  Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to continue existing or offer new customer financing programs; changes in the delinquency status of our credit portfolio; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores and the updating of existing stores; technological and market developments and sales trends for our major product offerings; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets; and the other risks detailed from time-to-time in our United States Securities and Exchange Commission (“SEC”) reports, including but not limited to, our Annual Report on Form 10-K for our fiscal year ended January 31, 2013.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

General

Conn’s is a leading specialty retailer that offers a broad selection of high-quality, branded durable consumer goods and related services in addition to a proprietary credit solution for its core credit constrained consumers. We operate a highly integrated and scalable business through our 70 retail stores and website. Our complementary product offerings include home appliances, furniture and mattresses, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit offering provides financing solutions to a large, underserved population of credit constrained consumers who typically are unbanked and have credit scores between 550 and 650. We provide customers the opportunity to comparison shop across brands with confidence in our low prices as well as affordable monthly payment options, next day delivery and installation, and product repair service. We believe our large, attractively merchandised stores and credit solutions offer a distinctive shopping experience compared to other retailers that target our core customer demographic.

We currently operate 70 retail locations with 58 stores in Texas, six in Louisiana, three in Oklahoma, two in New Mexico and one in Arizona. The Company’s primary product categories include:

•	Home appliance, including refrigerators, freezers, washers, dryers, dishwashers and ranges;
•	Furniture and mattress, including furniture and related accessories for the living room, dining room and bedroom, as well as both traditional and specialty mattresses;
•	Consumer electronic, including LCD, LED, 3-D and plasma televisions, Blu-ray players, home theater and video game products, camcorders, digital cameras, and portable audio equipment; and
•	Home office, including computers, tablets, printers and accessories.

Additionally, the Company offers a variety of products on a seasonal basis, including lawn and garden equipment, room air conditioners and outdoor furniture.

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

Unlike many of our competitors, we provide multiple financing options to address various customer needs including a proprietary in-house credit program, a third-party financing program and a third-party rent-to-own payment program. The majority of our credit customers use our in-house credit program and typically have a credit score of between 550 and 650, with the average score of new applicants for the three months ended April 30, 2013 of 602. For customers who do not qualify for our in-house program, we offer rent-to-own payment plans through RAC Acceptance. For customers with high credit scores, we have partnered with GE Capital to offer long-term, no interest and revolving credit plans. RAC Acceptance and GE Capital manage their respective underwriting decisions, management and collection of their credit programs. For the three months ended April 30, 2013, we financed approximately 74.0% of our retail sales, including down payments, under our in-house financing program.

We believe our extensive brand and product selection, competitive pricing, financing alternatives and supporting services combined with our customer service-focused store associates make us an attractive alternative to appliance and electronics superstores, department stores and other national, regional, local and internet retailers.

Our business is moderately seasonal, with a greater share of our revenues, operating and net income historically realized during the quarter ending January 31, due to the holiday selling season.

Operational Changes and Operating Environment

We have implemented, continued to focus on, or modified operating initiatives that we believe should positively impact future results, including:

•	Opening expanded Conn’s HomePlus stores in new markets. In April of 2013, we opened new stores in Las Cruces, New Mexico and Tulsa, Oklahoma and plan to open 8 to 10 additional new stores by the end of fiscal year 2014;

•	Remodeling existing stores utilizing the new Conn’s HomePlus format to increase retail square footage and improve our customers shopping experience;

•	Expanding and enhancing our product offering of higher-margin furniture and mattresses;

•	Focusing on higher-price, higher-margin products to improve operating performance;

•	Reviewing our existing store locations to ensure the customer demographics and retail sales opportunity are sufficient to achieve our store performance expectations, and selectively closing or relocating stores to achieve those goals. In this regard, we closed a total of 13 retail locations in fiscal 2012 and 2013 that did not perform at the level we expect for mature store locations;

•	Augmenting our credit offerings through the use of third-party consumer credit providers to provide flexible financing options to meet the varying needs of our customers, while focusing the use of our credit program to offer credit to customers where third-party programs are not available;

•	Assessing the ability to approve customers being declined today, as retail margin and portfolio yield may provide the ability to finance these customers profitably; and

•	Limiting the number of months an account can be re-aged and reducing the period of time a delinquent account can remain outstanding before it is charged off. Additionally, we have shortened contract terms for higher-risk products and smaller-balances originated. We have increased credit lines to higher credit scored customers to allow them to purchase additional products given our furniture and mattress offerings expansion. In total, these changes are expected to continue to improve the performance of our portfolio and increase the cost-effectiveness of our collections operation.

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

	As of April 30,
	2013	2012
Total outstanding balance	$773,436	$635,233
Weighted average credit score of outstanding balances	596	601
Percent of total outstanding balances represented by balances over 36 months from origination(1)	0.8%	1.8%
Average outstanding customer balance	$1,588	$1,385
Number of active accounts	486,988	458,493
Account balances 60+ days past due(2)	$51,543	$46,438
Percent of balances 60+ days past due to total outstanding balance	6.7%	7.3%
Total account balances reaged(2)	$86,693	$73,737
Percent of re-aged balances to total outstanding balance	11.2%	11.6%
Account balances re-aged more than six months	$19,172	$27,052
Percent of total bad debt allowance to total outstanding customer receivable balance	6.0%	7.1%
Percent of total outstanding balance represented by promotional receivables	30.6%	17.7%

	Three Months Ended
	April 30,
	2013	2012
Total applications processed	199,045	179,907
Weighted average origination credit score of sales financed	602	615
Total applications approved(3)	50.2%	46.1%
Average down payment	3.9%	4.5%
Average total outstanding balance	$753,221	$634,743
Bad debt charge-offs (net of recoveries)	$11,555	$13,529
Percent of bad debt charge-offs (net of recoveries) to average outstanding balance, annualized	6.1%	8.5%
Payment rate (4)	6.2%	6.1%
Percent of retail sales paid for by:
Third party financing	11.8%	12.5%
In-house financing, including down payment received	74.0%	66.9%
Third party rent-to-own options	3.8%	3.7%
Total	89.6%	83.1%

(1)	Includes installment accounts only.
(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.
(3)	Total applications approved data for three months ended April 30, 2012 revised to conform calculation of approval status.
(4)	Three month average of gross cash payments as a percentage of gross principal balances outstanding at the beginning of each month in the period.

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

	Cumulative loss rate as a % of balance originated (a)
Fiscal Year	Years from origination
of Origination	0	1	2	3	Terminal (b)
2005	0.3%	1.7%	3.4%	4.3%	4.9%
2006	0.3%	1.9%	3.6%	4.8%	5.7%
2007	0.2%	1.7%	3.5%	4.6%	5.6%
2008	0.2%	1.8%	3.6%	5.0%	5.9%
2009	0.2%	2.0%	4.6%	6.0%	6.6%
2010	0.2%	2.4%	4.5%	5.9%	6.0%
2011	0.4%	2.6%	5.2%	5.5%
2012	0.2%	3.1%	3.8%
2013	0.4%	0.6%

(a)
The most recent percentages in years from origination 1 through 3 include loss data through April 30, 2013, and are not comparable to prior fiscal year accumulated net charge-off percentages in the same column.

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

The following tables present certain operations information, on a consolidated and segment basis:

Consolidated:
	Three Months Ended
	April 30,
(in thousands)	2013	2012	Change
Revenues
Product sales	$190,860	$152,115	$38,745
Repair service agreement commissions	15,989	11,392	4,597
Service revenues	2,599	3,430	(831)
Total net sales	209,448	166,937	42,511
Finance charges and other	41,615	33,914	7,701
Total revenues	251,063	200,851	50,212
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	123,457	108,443	15,014
Cost of service parts sold, including warehousing and occupancy cost	1,406	1,550	(144)
Selling, general and administrative expense (a)	73,255	59,656	13,599
Provision for bad debts	13,937	9,185	4,752
Charges and credits	-	163	(163)
Total cost and expenses	212,055	178,997	33,058
Operating income	39,008	21,854	17,154
Interest expense	3,871	3,759	112
Other income, net	(6)	(96)	90
Income before income taxes	35,143	18,191	16,952
Provision for income taxes	12,967	6,635	6,332
Net income	$22,176	$11,556	$10,620

Retail Segment:
	Three Months Ended
	April 30,
(in thousands)	2013	2012	Change
Revenues
Product sales	$190,860	$152,115	$38,745
Repair service agreement commissions	15,989	11,392	4,597
Service revenues	2,599	3,430	(831)
Total net sales	209,448	166,937	42,511
Finance charges and other	339	241	98
Total revenues	209,787	167,178	42,609
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	123,457	108,443	15,014
Cost of service parts sold, including warehousing and occupancy cost	1,406	1,550	(144)
Selling, general and administrative expense (a)	57,510	46,049	11,461
Provision for bad debts	114	212	(98)
Charges and credits	-	163	(163)
Total cost and expenses	182,487	156,417	26,070
Operating income	27,300	10,761	16,539
Other income, net	(6)	(96)	90
Segment income before income taxes	$27,306	$10,857	$16,449

Credit Segment:
	Three Months Ended.
	April 30,
(in thousands)	2013	2012	Change
Revenues
Finance charges and other	$41,276	$33,673	$7,603
Cost and expenses
Selling, general and administrative expense (a)	15,745	13,607	2,138
Provision for bad debts	13,823	8,973	4,850
Total cost and expenses	29,568	22,580	6,988
Operating income	11,708	11,093	615
Interest expense	3,871	3,759	112
Segment income before income taxes	$7,837	$7,334	$503

(a)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $2.6 million and $2.2 million for the three months ended April 30, 2013 and 2012, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $4.7 million and $4.0 million for the three months ended April 30, 2013 and 2012, respectively.

Three months ended April 30, 2013 compared to three months ended April 30, 2012

Segment Overview

The following provides an overview of our retail and credit segment operations for the three months ended April 30, 2013.  A detailed explanation of the changes in our operations for the comparative periods is included below.

Retail Segment

•	Revenues were $209.8 million for the quarter ended April 30, 2013, an increase of $42.5 million, or 25.5%, from the prior-year period. The increase in revenues during the quarter was primarily driven by significantly improved same store sales and the opening of five new Conn’s HomePlusTM stores during fiscal 2013. On a same store basis, revenues for the current quarter rose 16.5% over the prior-year period.

•	Retail gross margin was 40.3% for the quarter ended April 30, 2013, an increase of 660 percentage points over the 33.7% reported in the comparable quarter last year. This increase was driven by continued margin improvement across all major product categories due primarily to the continued focus on higher price-point, higher margin products and sourcing opportunities. Additionally, higher-margin furniture and mattress sales increased 72.7% over the prior-year period.

•	Selling, general and administrative (“SG&A”) expense was $57.5 million for the quarter ended April 30, 2013, an increase of $11.5 million, or 24.9%, over the quarter ended April 30, 2012. The SG&A expense increase was primarily due to higher sales-driven compensation and delivery costs, facility-related costs and advertising expenses. As a percent of segment revenues, SG&A expense declined 10 basis points to 27.4% in the current period from 27.5% in the prior-year quarter.

Credit Segment

•	Revenues were $41.3 million for the three months ended April 30, 2013, an increase of $7.6 million, or 22.6%, from the prior-year quarter. The increase was primarily driven by year-over-year growth in the average balance of the customer receivable portfolio.

•	SG&A expense for the credit segment was $15.7 million for the quarter ended April 30, 2013, an increase of $2.1 million, or 15.7%, from the same quarter last year. SG&A expense as a percent of revenues was 38.1% in the current year period, which compares to 40.4% in the prior-year period.

•	Provision for bad debts was $13.8 million for the three months ended April 30, 2013, an increase of $4.9 million from the prior-year quarter. This additional provision was driven primarily by the substantial year-over-year growth in the average receivable portfolio outstanding, which included an increase of $31.9 million during the current quarter.

•	Net interest expense for the quarter ended April 30, 2013 was $3.9 million, relatively unchanged from the prior-year period. The Company recorded approximately $0.4 million of accelerated amortization of deferred financing costs related to the early repayment of asset-backed notes during the current quarter.

	Three Months Ended
	April 30,
(in thousands)	2013	2012	Change
Total net sales	$209,448	$166,937	$42,511
Finance charges and other	41,615	33,914	7,701
Total Revenues	$251,063	$200,851	$50,212

The following table provides an analysis of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales.

	Three Months ended April 30,					%	Same store
	2013	% of Total	2012	% of Total	Change	Change	% change
(dollars in thousands)
Home appliance	$57,679	27.5%	$48,293	29.0%	$9,386	19.4	11.5
Furniture and mattress	49,123	23.5	28,446	17.0	20,677	72.7	50.9
Consumer electronic	56,810	27.1	52,446	31.4	4,364	8.3	(0.8)
Home office	17,506	8.4	12,150	7.3	5,356	44.1	34.2
Other	9,742	4.7	10,780	6.5	(1,038)	(9.6)	(15.3)
Product sales	190,860	91.2	152,115	91.2	38,745	25.5	15.2

Repair service agreement commissions	15,989	7.6	11,392	6.8	4,597	40.4	28.0
Service revenues	2,599	1.2	3,430	2.0	(831)	(24.2)
Total net sales	$209,448	100.0%	$166,937	100.0%	$42,511	25.5	16.5

The following provides a summary of items influencing the Company’s major product category performance during the quarter, compared to the prior-year period:

•	Home appliance average selling price rose 14.6% and unit volume increased 3.8%. Laundry sales increased 25.8%, refrigeration sales were up 16.2% and cooking sales rose 19.4%;

•	Furniture unit sales increased 81.6% and the average selling price was down slightly;

•	Mattress unit volume increased 33.6% and average selling price was up 19.7%;

•	Same store sales of consumer electronics improved through the quarter. In April, same store sales were up 5.9%; and

•	Tablet sales increased 218.0% and computer sales were up 16.2%.

	Three Months Ended
	April 30,
(in thousands)	2013	2012	Change
Interest income and fees	$33,010	$28,640	$4,370
Insurance commissions	8,267	5,033	3,234
Other income	338	241	97
Finance charges and other	$41,615	$33,914	$7,701

Interest income and fees and insurance commissions are included in the finance charges and other for the credit segment, while other income is included in finance charges and other for the retail segment.

Interest income and fees of the credit segment increased over the prior year level primarily driven by an 18.7% increase in the average balance of the portfolio. Portfolio interest and fee yield remained constant at 18.0% year-over-year, but declined 70 basis points sequentially as a result of increased short-term, no-interest financing.

The following table provides key portfolio performance information for the three months ended April 30, 2013 and 2012:

	Three Months Ended
	April 30,
	2013	2012
(in thousands, except percentages)
Interest income and fees (a)	$33,010	$28,640
Net charge-offs	(11,555)	(13,529)
Borrowing costs (b)	(3,871)	(3,759)
Net portfolio yield	$17,584	$11,352

Average portfolio balance	$753,221	$634,743
Interest income and fee yield % (annualized)	18.0%	18.0%
Net charge-off % (annualized)	6.1%	8.5%

(a)	Included in finance charges and other.
(b)	Total interest expense.

	Three Months Ended
	April 30,
(in thousands, except percentages)	2013	2012	Change
Cost of goods sold	$123,457	$108,443	$15,014
Product gross margin percentage	35.3%	28.7%

Product gross margin expanded 660 basis points as a percent of product sales from the quarter ended April 30, 2012. Margin improvement was reported in each of the product categories – reflecting the benefit of the sale of higher-price point, higher margin goods and the realization of sourcing opportunities. Product gross margin was also influenced by a favorable shift in product mix.

	Three Months Ended
	April 30,
(in thousands, except percentages)	2013	2012	Change
Cost of service parts sold	$1,406	$1,550	$(144)
As a percent of service revenues	54.1%	45.2%

Cost of service parts sold declined due to a $0.8 million decrease in service revenues.

	Three Months Ended
	April 30,
(in thousands, except percentages)	2013	2012	Change
Selling, general and administrative expense - Retail	$57,510	$46,049	$11,461
Selling, general and administrative expense - Credit	15,745	13,607	2,138
Selling, general and administrative expense - Total	$73,255	$59,656	$13,599
As a percent of total revenues	29.2%	29.7%

For the three months ended April 30, 2013, the increase in SG&A expense was driven by higher sales-related compensation. The improvement in our SG&A expense as a percentage of total revenues was largely attributable to the leveraging effect of higher total revenues.

The SG&A expense increase in the retail segment was primarily due to higher sales-related compensation and delivery costs, facility-related costs and advertising expenses. As a percent of segment revenues, SG&A expense remained relatively unchanged as compared to the prior-year quarter.

The increase in SG&A expense for the credit segment was driven by higher compensation costs related to collections personnel. SG&A expense as a percent of revenues was 38.1% in the current-year period, which compares to 40.4% in the prior-year period.

	Three Months Ended
	April 30,
(in thousands, except percentages)	2013	2012	Change
Provision for bad debts	$13,937	$9,185	$4,752
As a percent of average portfolio balance (annualized)	7.4%	5.8%

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $0.1 million and $0.2 million for the periods ended April 30, 2013 and 2012, respectively, included in the results of operations for the retail segment.

The provision for bad debts increased by $4.8 million from the prior-year period. This additional provision was driven primarily by the substantial year-over-year growth in the average receivable portfolio balance outstanding, which includes an increase of $31.9 million during the current quarter.

	Three Months Ended
	April 30,
(in thousands)	2013	2012	Change
Costs related to store closings	$-	$163	$(163)
Charges and credits	$-	$163	$(163)

During the first quarter of fiscal 2013, the Company recorded a $0.2 million charge related to the adjustment of future lease obligations for closed stores.

	Three Months Ended
	April 30,
(in thousands)	2013	2012	Change
Interest expense	$3,871	$3,759	$112

Net interest expense for the three months ended April 30, 2013 remained relatively unchanged from the prior-year period. We recorded approximately $0.4 million of accelerated amortization of deferred financing costs related to the early repayment of asset-backed notes during the current quarter. The entirety of our interest expense is included in the results of operations of the credit segment.

	Three Months Ended
	April 30,
(in thousands, except percentages)	2013	2012	Change
Provision for income taxes	$12,967	$6,635	6,332
As a percent of income before income taxes	36.9%	36.5%

The provision for income taxes increased due primarily to the year-over-year improvement in profitability.

Liquidity and Capital Resources

Cash flow

Operating activities

During the three months ended April 30, 2013, net cash used in operating activities was $6.5 million, which compares to net cash provided by operating activities of $37.1 million during the prior-year period. The year-over-year improvement in operating performance was more than offset by the impact of the use of cash to fund a $31.9 million increase in customer accounts receivable during the three months ended April 30, 2013.

Investing activities

Net cash used in investing activities increased to $7.2 million in the current period, as compared to $4.1 million in the prior period, primarily due to the construction of new stores and remodeling of existing store locations. We expect during the next twelve months to invest between $25 million and $35 million, net of tenant allowances, in capital expenditures for new stores, remodels and other projects.

Financing activities

Net cash provided by financing activities was $14.2 million during the three months ended April 30, 2013, as compared to net cash used in financing activities of $32.5 million used during the three months ended April 30, 2012. During the three months ended April 30, 2013, we received $8.4 million in cash proceeds and $2.6 million in tax benefit related to the exercise of stock options. Additionally, the balance in restricted cash declined $4.7 million with the retirement of the ABS facility.

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

Our asset-based revolving credit facility with a syndicate of banks was expanded in March 2013 with capacity increasing from $545 million to $585 million.  The facility, which matures in September 2016, provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The credit facility bears interest at LIBOR plus a spread ranging from 275 basis points to 350 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The leverage ratio covenant requirement is a required maximum of 2.00 to 1.00. The fixed charge coverage ratio requirement is a minimum of 1.10 to 1.00. We expect, based on current facts and circumstances, that we will be in compliance with the above covenants for the next 12 months. The weighted average interest rate on borrowings outstanding under the asset-based revolving credit facility was 3.1% at April 30, 2013.

On April 30, 2012, our VIE issued $103.7 million of notes which bore interest at 4.0% and were sold at a discount to deliver a 5.21% yield, before considering transaction costs. The principal balance of the notes, which was secured by certain customer receivables, was reduced on a monthly basis by collections on the underlying customer receivables after the payment of interest and other expenses of the VIE. On April 15, 2013, the VIE redeemed the then outstanding notes and the remaining receivables were transferred back to the Company.

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

The weighted average effective interest rate on borrowings outstanding under all our credit facilities for the three months ended April 30, 2013 was 5.3%, including the interest expense associated with our interest rate caps and amortization of deferred financing costs.

A summary of the significant financial covenants that govern our credit facility compared to our actual compliance status at April 30, 2013, is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum	2.04 to 1.00	1.10 to 1.00
Total liabilities to tangible net worth ratio must be lower than required maximum	0.88 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed stated amount	6.19%	4.74%
Capital expenditures, net must be lower than stated amount	$6.1 million	$40.0 million

Note: All terms in the above table are defined by the revolving credit facility and may or may not agree directly to the financial statement captions in this document. The covenants are required to be calculated quarterly on a trailing twelve month basis, except for the Cash recovery percentage, which is calculated monthly on a trailing three month basis.

As of April 30, 2013, we had immediately available borrowing capacity of $244.6 million under our asset-based revolving credit facility, net of standby letters of credit issued, available to us for general corporate purposes. In addition to the $244.6 million currently available under the revolving credit facility, an additional $45.3 million may become available if we grow the balance of eligible customer receivables and total eligible inventory balances. Payments received on customer receivables which averaged approximately $55.1 million per month during the three months ended April 30, 2013, are available each month to fund new customer receivables generated.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

On April 15, 2013, we retired the fixed-rate notes that were issued by our VIE on April 30, 2012. There have been no other significant changes to our market risk since January 31, 2013.

For additional quantitative and qualitative disclosures about market risk, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” of Conn’s, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

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

For the three months ended April 30, 2013, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

As of the date of the filing, there have been no material changes to the risk factors previously disclosed in Part 1, Item A, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 4, 2013, the following proposals were submitted to stockholders with the following results:

1.	Election of seven directors:
	Number of Shares
	For	Withheld
Jon E.M. Jacoby	28,650,855	2,510,736
Kelly M. Malson	30,995,785	165,806
Bob L. Martin	30,922,598	238,993
Douglas H. Martin	30,933,225	228,366
David Schofman	30,995,617	165,974
Scott L. Thompson	30,941,528	220,063
Theodore M. Wright	30,813,235	348,356

2.	Ratification of the Audit Committee’s appointment of Ernst & Young, LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2014.
Number of Shares
For	33,537,228
Against	67,842
Abstain	66,749

3.	Advisory vote for the approval of the compensation of our Named Executive Officers:
Number of Shares
For	30,972,762
Against	117,495
Abstain	71,334

4.	Approval of such other business as may properly come before the Meeting:
Number of Shares
For	17,617,137
Against	15,897,199
Abstain	157,483

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
Brian E. Taylor
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)

Date: June 6, 2013

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

10.5.5
Joinder Agreement dated November 27, 2012, by and among Conn’s, Inc., Bank of America, N.A., in its capacity as Agent for Lenders and Cole Taylor Bank (incorporated herein by reference to Exhibit 10.5.5 to Conn’s, Inc.  Form 10-Q/A for the quarterly period ended October 31, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 11, 2012).

10.5.6
Commitment Increase Agreement dated March 27, 2013, by and among Conn’s, Inc., Bank of America, N.A., in its capacity as Agent for Lenders, JP Morgan Chase Bank, NA, Regions Bank, Compass Bank and Capital One, NA (incorporated herein by reference to Exhibit 10.5.6 to Conn’s, Inc.  Form 10-K for the fiscal year ended January 31, 2013 (File No. 1-34956) as filed with the Securities and Exchange Commission on April 4, 2013).

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

10.10
Executive Severance Agreement between Conn’s, Inc. and Brian E. Taylor, approved by the Board of Directors April 23, 2012 (incorporated herein by reference to Exhibit 10.13 to Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on April 23, 2012).

10.11
Base Indenture dated April 30, 2012, by and between Conn’s Receivables Funding I, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.12.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 5, 2012).

10.12
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

101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2014, filed with the SEC on June 6, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at April 30, 2013 and January 31, 2013 and, (ii) the consolidated statements of operations for the three months and nine months ended April 30, 2013 and 2012, (iii) the consolidated statements of comprehensive income for the three months and nine months ended April 30, 2013 and 2012, (iv) the consolidated statements of cash flows for nine months ended April 30, 2013 and 2012, (v) the consolidated statements of stockholders' equity for the nine months ended April 30, 2013 and 2012 and (vi) the notes to consolidated financial statements.

[t]	Management contract or compensatory plan or arrangement.