Form 10-Q
period 2013-07-31
CONNS INC
filed 2013-09-05
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013	Commission File Number 1-34956

CONN'S, INC.
(Exact name of registrant as specified in its charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 30, 2013:

Class	Outstanding
Common stock, $.01 par value per share	35,945,895

CONN'S INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

Assets	July 31, 2013	January 31, 2013
Current assets
Cash and cash equivalents	$3,799	$3,849
Customer accounts receivable, net of allowance of $34,486 and $27,617, respectively (includes balance of VIE of $28,553 at January 31, 2013)	428,083	378,050
Other accounts receivable, net of allowance of $55 and $55, respectively	38,573	45,759
Inventories	90,561	73,685
Deferred income taxes	16,910	15,302
Prepaid expenses and other assets (includes balance of VIE of $4,717 at January 31, 2013)	13,101	11,599
Total current assets	591,027	528,244
Long-term portion of customer accounts receivable, net of allowance of $28,368 and $22,866, respectively (includes balance of VIE of $23,641 at January 31, 2013)	352,134	313,011
Property and equipment	160,490	141,449
Less accumulated depreciation	(99,805)	(94,455)
Property and equipment, net	60,685	46,994
Deferred income taxes	10,976	11,579
Other assets	8,638	10,029
Total assets	$1,023,460	$909,857

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt (includes balance of VIE of $32,307 at January 31, 2013)	$385	$32,526
Accounts payable	81,249	69,608
Accrued compensation and related expenses	9,056	8,780
Accrued expenses	24,890	20,716
Income taxes payable	2,187	4,618
Deferred revenues and allowances	15,663	14,915
Total current liabilities	133,430	151,163
Long-term debt	334,298	262,531
Other long-term liabilities	23,512	21,713

Commitments and contingencies

Stockholders’ equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 50,000,000 shares authorized; 35,918,695 and 35,192,070 shares issued at July 31, 2013 and January 31, 2013, respectively)	359	352
Additional paid-in capital	220,739	204,372
Accumulated other comprehensive loss	(165)	(223)
Retained earnings	311,287	269,949
Total stockholders’ equity	532,220	474,450
Total liabilities and stockholders' equity	$1,023,460	$909,857

See notes to consolidated financial statements.

CONN'S INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Revenues
Product sales	$203,463	$156,026	$394,323	$308,141
Repair service agreement commissions	17,166	12,355	33,155	23,747
Service revenues	3,083	3,274	5,682	6,704
Total net sales	223,712	171,655	433,160	338,592
Finance charges and other	46,977	35,781	88,592	69,695
Total revenues	270,689	207,436	521,752	408,287
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	136,040	110,910	259,497	219,353
Cost of service parts sold, including warehousing and occupancy costs	1,318	1,441	2,724	2,991
Selling, general and administrative expense	78,757	59,381	152,012	119,037
Provision for bad debts	21,382	12,204	35,319	21,389
Charges and credits	—	346	—	509
Total cost and expenses	237,497	184,282	449,552	363,279
Operating income	33,192	23,154	72,200	45,008
Interest expense	3,135	4,874	7,006	8,633
Other income, net	(32)	(6)	(38)	(102)
Income before income taxes	30,089	18,286	65,232	36,477
Provision for income taxes	10,927	6,680	23,894	13,315
Net income	$19,162	$11,606	$41,338	$23,162

Earnings per share:
Basic	$0.54	$0.36	$1.16	$0.72
Diluted	$0.52	$0.35	$1.13	$0.70
Average common shares outstanding:
Basic	35,777	32,404	35,549	32,304
Diluted	36,849	33,119	36,688	33,017

See notes to consolidated financial statements.

CONN'S INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net income	$19,162	$11,606	$41,338	$23,162

Change in fair value of hedges	61	(31)	90	12
Impact of provision for income taxes on comprehensive income	(22)	11	(32)	(4)
Comprehensive income	$19,201	$11,586	$41,396	$23,170

See notes to consolidated financial statements.

CONN'S INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended July 31, 2013 and 2012
(unaudited)
(in thousands)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 31, 2013	35,191	$352	$204,372	$(223)	$269,949	$474,450
Exercise of stock options, net of tax	657	7	14,089	—	—	14,096
Issuance of common stock under Employee Stock Purchase Plan	15	—	406	—	—	406
Vesting of restricted stock units	55	—	—	—	—	—
Stock-based compensation	—	—	1,872	—	—	1,872
Net income	—	—	—	—	41,338	41,338
Change in fair value of hedges, net of tax of $32	—	—	—	58	—	58
Balance at July 31, 2013	35,918	$359	$220,739	$(165)	$311,287	$532,220

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 31, 2012	32,140	$321	$136,006	$(293)	$217,337	$353,371
Exercise of stock options, net of tax	326	3	4,274	—	—	4,277
Issuance of common stock under Employee Stock Purchase Plan	14	—	163	—	—	163
Vesting of restricted stock units	103	1	—	—	—	1
Stock-based compensation	—	—	1,285	—	—	1,285
Net income	—	—	—	—	23,162	23,162
Change in fair value of hedges, net of tax of $4	—	—	—	8	—	8
Balance at July 31, 2012	32,583	$325	$141,728	$(285)	$240,499	$382,267

See notes to consolidated financial statements.

CONN'S INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended July 31,
	2013	2012
Cash flows from operating activities
Net income	$41,338	$23,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,675	4,596
Amortization	2,237	2,329
Provision for bad debts and uncollectible interest	39,856	25,907
Stock-based compensation	1,872	1,285
Excess tax benefits from stock-based compensation	(4,548)	(472)
Store closing costs	—	163
Provision for deferred income taxes	(1,005)	2,692
Gain on sale of property and equipment	(38)	(104)
Discounts and accretion on promotional credit	—	(162)
Change in operating assets and liabilities:
Customer accounts receivable	(129,012)	(47,776)
Other accounts receivable	7,164	3,165
Inventories	(16,876)	(7,624)
Prepaid expenses and other assets	170	112
Accounts payable	11,640	20,597
Accrued expenses	6,392	(5,997)
Income taxes payable	(4,329)	1,359
Deferred revenues and allowances	276	(766)
Net cash (used in) provided by operating activities	(39,188)	22,466
Cash flows from investing activities
Purchase of property and equipment	(19,310)	(11,217)
Proceeds from sale of property and equipment	47	350
Net cash used in investing activities	(19,263)	(10,867)
Cash flows from financing activities
Borrowings under lines of credit	181,306	94,745
Payments on lines of credit	(109,737)	(176,495)
Proceeds from issuance of asset-backed notes, net of original issue discount	—	103,025
Payments on asset-backed notes	(32,513)	(27,444)
Change in restricted cash	4,717	(8,292)
Net proceeds from stock issued under employee benefit plans	9,954	3,968
Excess tax benefits from stock-based compensation	4,548	472
Other	126	(2,648)
Net cash provided by (used in) financing activities	58,401	(12,669)
Net decrease in cash and cash equivalents	(50)	(1,070)
Cash and cash equivalents
Beginning of period	3,849	6,265
End of period	$3,799	$5,195
See notes to consolidated financial statements.

CONN'S INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements of Conn’s, Inc. and all of its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise described herein. The Company’s business is moderately seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31, due primarily to the holiday selling season. Operating results for the three-month period ended July 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending  January 31, 2014. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013, filed with the Securities and Exchange Commission on April 4, 2013.

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

In April 2012, the Company transferred certain customer receivables to a bankruptcy-remote, variable-interest entity (“VIE”) in connection with a securitization. The VIE, which is consolidated within the accompanying financial statements, issued debt secured by the customer receivables that were transferred to it, which were included in customer accounts receivable and long-term portion of customer accounts receivable on the consolidated balance sheet as of January 31, 2013. On April 15, 2013, the VIE redeemed the then outstanding asset-backed notes and the remaining customer receivables were transferred back to the Company.

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

	Three Months Ended July 31,
(in thousands)	2013	2012
Weighted average common shares outstanding - Basic	35,777	32,404
Assumed exercise of stock options	859	611
Unvested restricted stock units	213	104
Weighted average common shares outstanding - Diluted	36,849	33,119

	Six Months Ended July 31,
(in thousands)	2013	2012
Weighted average common shares outstanding - Basic	35,549	32,304
Assumed exercise of stock options	926	596
Unvested restricted stock units	213	117
Weighted average common shares outstanding - Diluted	36,688	33,017

There were no anti-dilutive stock options nor restricted stock units for the three and six months ended July 31, 2013.

The weighted average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 1.0 million and 1.2 million for the three and six months ended July 31, 2012, respectively.

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

2.     Charges and Credits

The company recorded the following charges during the first six months of fiscal year 2013:

•
During the three months ended July 31, 2012, the Company incurred $346 thousand in pre-tax costs ($224 thousand after-tax) in connection with the relocation of certain of its corporate operations from Beaumont to The Woodlands, Texas. This amount is reported within the retail segment and classified in charges and credits in the consolidated statement of operations.

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

The Company uses risk-rating criteria to differentiate underwriting requirements, potentially requiring differing down payment and initial application and documentation criteria. The following tables present quantitative information about the receivables portfolio managed by the Company, segregated by segment:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
(in thousands)	July 31, 2013	January 31, 2013	July 31, 2013	January 31, 2013	July 31, 2013	January 31, 2013
Customer accounts receivable	$802,747	$702,737	$55,604	$41,704	$50,520	$47,757
Restructured accounts (2)	40,324	38,807	13,554	11,135	40,176	38,671
Total receivables managed	$843,071	$741,544	$69,158	$52,839	$90,696	$86,428

Allowance for uncollectible accounts related to the credit portfolio	(53,524)	(43,911)
Allowance for promotional credit programs	(9,330)	(6,572)
Short-term portion of customer accounts receivable, net	(428,083)	(378,050)
Long-term portion of customer accounts receivable, net	$352,134	$313,011

(1)
Amounts are based on end of period balances. As an account can become past due after having been re-aged, accounts may be presented in both the past due and re-aged columns shown above. The amounts included within both the past due and re-aged columns shown above as of July 31, 2013 and January 31, 2013 were $25.8 million and $20.7 million, respectively. The total amount of customer receivables past due one day or greater was $204.0 million and $172.4 million as of July 31, 2013 and January 31, 2013, respectively. These amounts include the 60 days past due totals shown above.

(2)
In addition to the amounts included in restructured accounts, there are $1.5 million and $1.9 million as of July 31, 2013 and January 31, 2013, respectively, of accounts re-aged four or more months included in the re-aged balance above that did not qualify as TDRs because they were not re-aged subsequent to January 31, 2011.

			Net Credit				Net Credit
	Average Balances		Charge-offs (1)		Average Balances		Charge-offs (1)
	Three Months Ended July 31,		Three Months Ended July 31,		Six Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2013	2012	2013	2012	2013	2012	2013	2012
Customer accounts receivable	$766,718	$609,253	$10,818	$8,389	$741,108	$600,299	$19,661	$15,932
Restructured accounts	39,935	37,901	3,358	5,240	39,716	41,466	6,070	11,226
Total receivables managed	$806,653	$647,154	$14,176	$13,629	$780,824	$641,765	$25,731	$27,158

(1)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest) net of recoveries which include principal collections during the period shown of previously charged-off balances.

Following is the activity in the Company’s balance in the allowance for doubtful accounts and uncollectible interest for customer receivables for the six months ended July 31, 2013 and 2012:

	Six Months Ended July 31, 2013			Six Months Ended July 31, 2012
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$27,702	$16,209	$43,911	$24,518	$25,386	$49,904
Provision(1)	32,526	7,330	39,856	20,491	5,416	25,907
Principal charge-offs(2)	(21,039)	(6,496)	(27,535)	(17,316)	(12,202)	(29,518)
Interest charge-offs	(3,447)	(1,064)	(4,511)	(2,726)	(1,921)	(4,647)
Recoveries(2)	1,378	425	1,803	1,386	974	2,360
Allowance at end of period	$37,120	$16,404	$53,524	$26,353	$17,653	$44,006

(1)	Includes provision for uncollectible interest, which is included in finance charges and other.

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

The Company typically only places accounts in non-accrual status when legally required. Payment received on non-accrual loans will be applied to principal and reduce the amount of the loan. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. Customer receivables in non-accrual status were $10.1 million and $9.0 million at July 31, 2013 and January 31, 2013, respectively. Customer receivables that were past due 90 days or more and still accruing interest totaled $45.3 million and $36.6 million at July 31, 2013 and January 31, 2013, respectively.

4.        Supplemental Disclosure of Finance Charges and Other Revenue

The following is a summary of the classification of the amounts included as finance charges and other for the three and six months ended July 31, 2013 and 2012:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2013	2012	2013	2012
Interest income and fees on customer receivables	$36,397	$29,817	$69,407	$58,457
Insurance commissions	10,289	5,688	18,556	10,722
Other	291	276	629	516
Finance charges and other	$46,977	$35,781	$88,592	$69,695

Interest income and fees on customer receivables is reduced by provisions for uncollectible interest of $3.1 million and $2.2 million, respectively, for the three months ended July 31, 2013 and 2012, and $5.2 million and $4.0 million, respectively, for the six months ended July 31, 2013 and 2012. The amount included in interest income and fees on customer receivables related to TDR accounts was $0.9 million and $1.0 million for each of the three months ended July 31, 2013 and 2012, respectively, and $2.1 million and $2.2 million for each of the six months ended July 31, 2013 and 2012, respectively. The Company recognizes interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount of TDR accounts such that it always equals the present value of expected future cash flows.

5.     Accrual for Store Closures

During the fiscal years ended January 31, 2013 and 2012, the Company closed two and 11 retail locations, respectively, that did not perform at a level the Company expects for mature store locations. Ten of the stores which were closed had unexpired leases, resulting in an accrual for the present value of remaining lease obligations and anticipated ancillary occupancy costs, net of estimated sublease income. Revisions to these projections for changes in estimated marketing times and sublease rates are made to the obligation as further information related to the actual terms and costs become available. The estimates were calculated using Level 2 fair value inputs. The following table presents detail of the activity in the accrual for store closures during the six months ended July 31, 2013 and 2012:

	Six Months Ended July 31,
(in thousands)	2013	2012
Balance at beginning of period	$5,071	$8,106
Accrual for closures	—	450
Change in estimate	—	(287)
Cash payments	(1,047)	(2,187)
Balance at end of period	$4,024	$6,082

Balance sheet presentation:	July 31, 2013
Accrued expenses	$2,452
Other long-term liabilities	1,572
$4,024

The cash payments include payments made for facility rent and related costs.

6.     Debt and Letters of Credit

The Company’s long-term debt consisted of the following at the period ended:

(in thousands)	July 31, 2013	January 31, 2013
Asset-based revolving credit facility	$333,970	$262,401
Asset-backed notes, net of discount of $205	—	32,307
Other long-term debt	713	349
Total debt	334,683	295,057
Less current portion of debt	385	32,526
Long-term debt	$334,298	$262,531

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

On April 30, 2012, the Company’s VIE issued $103.7 million of asset-backed notes which bore interest at 4.0% and were sold at a discount to deliver a 5.21% yield, before considering transaction costs. The principal balance of the notes, which was secured by certain customer receivables, was reduced on a monthly basis by collections on the underlying customer receivables after the payment of interest and other expenses of the VIE. While the final maturity for the notes was April 2016, the Company repaid the outstanding note balance in April 2013. In connection with the early repayment of the asset-backed notes, the Company accelerated the amortization of deferred financing cost resulting in an additional $0.4 million of interest expense during the first quarter of fiscal 2014.

The Company was in compliance with all of its financial covenants at July 31, 2013.

As of July 31, 2013, the Company had immediately available borrowing capacity of approximately $225.2 million under its asset-based revolving credit facility, net of standby letters of credit issued, for general corporate purposes. The Company also had $24.5 million that may become available under its asset-based revolving credit facility if it grows the balance of eligible customer receivables and its total eligible inventory balances. The Company pays additional fees in the amount of 25 basis points for the additional commitment amount.

The Company’s asset-based revolving credit facility provides it the ability to utilize letters of credit to secure its deductibles under the Company’s property and casualty insurance programs, among other acceptable uses. At July 31, 2013, the Company had outstanding letters of credit of $1.3 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $1.3 million as of July 31, 2013.

7.     Contingencies

The Company is involved in routine litigation and claims incidental to its business from time to time, and, as required, has accrued its estimate of the probable costs for the resolution of these matters, which, individually or in the aggregate, are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact the Company’s estimate of reserves for litigation.

8.     Segment Reporting

Financial information by segment is presented in the following tables:

	Three Months Ended July 31, 2013			Three Months Ended July 31, 2012
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$203,463	$—	$203,463	$156,026	$—	$156,026
Repair service agreement commissions	17,166	—	17,166	12,355	—	12,355
Service revenues	3,083	—	3,083	3,274	—	3,274
Total net sales	223,712	—	223,712	171,655	—	171,655
Finance charges and other	290	46,687	46,977	276	35,505	35,781
Total revenues	224,002	46,687	270,689	171,931	35,505	207,436
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	136,040	—	136,040	110,910	—	110,910
Cost of service parts sold, including warehousing and occupancy cost	1,318	—	1,318	1,441	—	1,441
Selling, general and administrative expense (a)	60,910	17,847	78,757	46,508	12,873	59,381
Provision for bad debts	72	21,310	21,382	189	12,015	12,204
Charges and credits	—	—	—	346	—	346
Total cost and expense	198,340	39,157	237,497	159,394	24,888	184,282
Operating income	25,662	7,530	33,192	12,537	10,617	23,154
Interest expense	—	3,135	3,135	—	4,874	4,874
Other income, net	(32)	—	(32)	(6)	—	(6)
Income before income taxes	$25,694	$4,395	$30,089	$12,543	$5,743	$18,286

	July 31, 2013			January 31, 2013
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Total assets	$218,741	$804,719	$1,023,460	$188,609	$721,248	$909,857

	Six Months Ended July 31, 2013			Six Months Ended July 31, 2012
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$394,323	$—	$394,323	$308,141	$—	$308,141
Repair service agreement commissions	33,155	—	33,155	23,747	—	23,747
Service revenues	5,682	—	5,682	6,704	—	6,704
Total net sales	433,160	—	433,160	338,592	—	338,592
Finance charges and other	629	87,963	88,592	517	69,178	69,695
Total revenues	433,789	87,963	521,752	339,109	69,178	408,287
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	259,497	—	259,497	219,353	—	219,353
Cost of service parts sold, including warehousing and occupancy cost	2,724	—	2,724	2,991	—	2,991
Selling, general and administrative expense (a)	118,420	33,592	152,012	92,557	26,480	119,037
Provision for bad debts	186	35,133	35,319	401	20,988	21,389
Charges and credits	—	—	—	509	—	509
Total cost and expense	380,827	68,725	449,552	315,811	47,468	363,279
Operating income	52,962	19,238	72,200	23,298	21,710	45,008
Interest expense	—	7,006	7,006	—	8,633	8,633
Other income, net	(38)	—	(38)	(102)	—	(102)
Income before income taxes	$53,000	$12,232	$65,232	$23,400	$13,077	$36,477

(a)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was $2.5 million and $2.0 million for the three months ended July 31, 2013 and 2012, respectively, and $5.1 million and $4.2 million for the six months ended July 31, 2013 and 2012, respectively. The amount of reimbursement made to the retail segment by the credit segment was $5.0 million and $4.0 million for the three months ended July 31, 2013 and 2012, respectively, and $9.7 million and $8.0 million for the six months ended July 31, 2013 and 2012, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise indicates, references to “Conn’s,” the “Company,” “we,” “us,” and “our” refer to the consolidated business operations of Conn’s, Inc. and all of its direct and indirect subsidiaries, limited liability companies and limited partnerships.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives.  Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to continue existing or offer new customer financing programs; changes in the delinquency status of our credit portfolio; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores and the updating of existing stores; technological and market developments and sales trends for our major product offerings; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets; and the other risks detailed in our United States Securities and Exchange Commission (“SEC”) reports, including but not limited to, our Annual Report on Form 10-K for our fiscal year ended January 31, 2013.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions or update to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

General

Conn’s is a leading specialty retailer that offers a broad selection of high-quality, branded durable consumer goods and related services in addition to a proprietary credit solution for its core credit constrained consumers. We operate a highly integrated and scalable business through our retail stores and website. Our complementary product offerings include home appliances, furniture and mattresses, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit offering provides financing solutions to a large, underserved population of credit constrained consumers who typically are unbanked and have credit scores between 550 and 650. We provide customers the opportunity to comparison shop across brands with confidence in our low prices as well as affordable monthly payment options, next day delivery and installation, and product repair service. We believe our large, attractively merchandised stores and credit solutions offer a distinctive shopping experience compared to other retailers that target our core customer demographic.

We operate over 70 retail locations in Texas, Louisiana, Oklahoma, New Mexico and Arizona. The Company’s primary product categories include:

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

Unlike many of our competitors, we provide multiple financing options to address various customer needs including a proprietary in-house credit program, a third-party financing program and a third-party rent-to-own payment program. The majority of our credit customers use our in-house credit program and typically have a credit score of between 550 and 650, with the average score of new applicants for the three months ended July 31, 2013 of 601. For customers who do not qualify for our in-house program, we offer rent-to-own payment plans through RAC Acceptance. For customers with high credit scores, we have partnered with GE Capital to offer long-term, no interest and revolving credit plans. RAC Acceptance and GE Capital manage their respective underwriting decisions, management and collection of their credit programs. For the three months ended July 31, 2013, we financed approximately 76.8% of our retail sales, including down payments, under our in-house financing program.

We believe our extensive brand and product selection, competitive pricing, financing alternatives and supporting services combined with our customer service-focused store associates make us an attractive alternative to appliance and electronics superstores, department stores and other national, regional, local and internet retailers.

Due to the holiday selling season, our business is moderately seasonal, with a greater share of our revenues, operating and net income historically realized during the quarter ending January 31.

Operational Changes and Operating Environment

We have implemented, continued to focus on, or modified operating initiatives that we believe should positively impact future results, including:

•
Opening expanded Conn’s HomePlus stores in new markets. During the first six months of 2013, we opened new stores in Mesa, Arizona; Phoenix, Arizona; Las Cruces, New Mexico; and Tulsa, Oklahoma, and we plan to open 6 to 8 additional new stores by the end of fiscal year 2014;

•	Remodeling existing stores utilizing the new Conn’s HomePlus format to increase retail square footage and improve our customers shopping experience;

•	Expanding and enhancing our product offering of higher-margin furniture and mattresses;

•	Focusing on higher-price, higher-margin products to improve operating performance;

•
Reviewing our existing store locations to ensure the customer demographics and retail sales opportunity are sufficient to achieve our store performance expectations, and selectively closing or relocating stores to achieve those goals. In this regard, we closed a total of 13 retail locations in fiscal 2012 and 2013, collectively, that did not perform at the level we expect for mature store locations;

•	Assessing the ability to approve customers being declined today, as retail margin and portfolio yield increases may provide the ability to finance these customers profitably; and

•	Focusing on improving the execution within our collection operations to reduce delinquency rates and future charge-offs.

While we have benefited from our operations being historically concentrated in the Texas, Louisiana and Oklahoma region in the past, continued weakness in the national and state economies, including instability in the financial markets and the volatility of oil and natural gas prices, have and will present significant challenges to our operations in the coming quarters.

Customer Receivable Portfolio Data

The following tables present, for comparison purposes, information about our credit portfolios (dollars in thousands, except average outstanding customer balance):

	As of July 31,
	2013	2012
Total outstanding balance	$843,071	$661,740
Weighted average credit score of outstanding balances	595	602
Percent of total outstanding balances represented by balances over 36 months from origination(1)	0.7%	1.4%
Average outstanding customer balance	$1,622	$1,436
Number of active accounts	519,867	460,675
Account balances 60+ days past due(2)	$69,158	$49,763
Percent of balances 60+ days past due to total outstanding balance(3)	8.2%	7.5%
Total account balances reaged(2)	$91,067	$70,969
Percent of re-aged balances to total outstanding balance	10.8%	10.7%
Account balances re-aged more than six months	$19,891	$21,475
Percent of total bad debt allowance to total outstanding customer receivable balance	6.3%	6.7%
Percent of total outstanding balance represented by promotional receivables	31.9%	21.0%

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Total applications processed(4)	215,850	184,898	414,895	363,412
Weighted average origination credit score of sales financed	601	615	601	615
Total applications approved(4)	51.7%	49.1%	51.6%	47.6%
Average down payment	3.1%	3.0%	3.5%	3.7%
Average total outstanding balance	$806,653	$647,154	$780,825	$641,765
Bad debt charge-offs (net of recoveries)	$14,176	$13,629	$25,731	$27,158
Percent of bad debt charge-offs (net of recoveries) to average outstanding balance, annualized	7.0%	8.4%	6.6%	8.5%
Payment rate(5)	5.2%	5.2%	5.7%	5.7%
Percent of retail sales paid for by:
Third party financing	12.2%	15.8%	12.0%	14.2%
In-house financing, including down payment received	76.8%	69.4%	75.4%	68.1%
Third party rent-to-own options	2.5%	3.2%	3.1%	3.5%
Total	91.5%	88.4%	90.5%	85.8%

(1)	Includes installment accounts only.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(3)	The increase in delinquency rate was due primarily to execution issues within the Company's collection operations experienced during the second quarter of fiscal 2014.

(4)	Total applications approved data for three and six months ended July 31, 2012 revised to conform calculation of approval status.

(5)	Three and six month average of gross cash payments as a percentage of gross principal balances outstanding at the beginning of each month in the period.

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

	Cumulative loss rate as a % of balance originated (a)
Fiscal Year	Years from origination
of Origination	—	1	2	3	Terminal (b)
2005	0.3%	1.8%	3.5%	4.4%	5.1%
2006	0.3%	1.9%	3.6%	4.8%	5.8%
2007	0.2%	1.7%	3.5%	4.8%	5.8%
2008	0.2%	1.8%	3.6%	5.1%	5.9%
2009	0.2%	2.1%	4.6%	6.1%	6.6%
2010	0.2%	2.4%	4.6%	6.0%	6.1%
2011	0.4%	2.6%	5.2%	5.7%
2012	0.2%	3.1%	4.5%
2013	0.4%	2.1%

(a)
The most recent percentages in years from origination 1 through 3 include loss data through July 31, 2013, and are not comparable to prior fiscal year accumulated net charge-off percentages in the same column.

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

The following tables present certain operations information, on a consolidated and segment basis:

Consolidated:

	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2013	2012	Change	2013	2012	Change
Revenues
Product sales	$203,463	$156,026	$47,437	$394,323	$308,141	$86,182
Repair service agreement commissions	17,166	12,355	4,811	33,155	23,747	9,408
Service revenues	3,083	3,274	(191)	5,682	6,704	(1,022)
Total net sales	223,712	171,655	52,057	433,160	338,592	94,568
Finance charges and other	46,977	35,781	11,196	88,592	69,695	18,897
Total revenues	270,689	207,436	63,253	521,752	408,287	113,465
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	136,040	110,910	25,130	259,497	219,353	40,144
Cost of service parts sold, including warehousing and occupancy cost	1,318	1,441	(123)	2,724	2,991	(267)
Selling, general and administrative expense (a)	78,757	59,381	19,376	152,012	119,037	32,975
Provision for bad debts	21,382	12,204	9,178	35,319	21,389	13,930
Charges and credits	—	346	(346)	—	509	(509)
Total cost and expenses	237,497	184,282	53,215	449,552	363,279	86,273
Operating income	33,192	23,154	10,038	72,200	45,008	27,192
Interest expense	3,135	4,874	(1,739)	7,006	8,633	(1,627)
Other income, net	(32)	(6)	(26)	(38)	(102)	64
Income before income taxes	30,089	18,286	11,803	65,232	36,477	28,755
Provision for income taxes	10,927	6,680	4,247	23,894	13,315	10,579
Net income	$19,162	$11,606	$7,556	$41,338	$23,162	$18,176

Retail Segment:

	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2013	2012	Change	2013	2012	Change
Revenues
Product sales	$203,463	$156,026	$47,437	$394,323	$308,141	$86,182
Repair service agreement commissions	17,166	12,355	4,811	33,155	23,747	9,408
Service revenues	3,083	3,274	(191)	5,682	6,704	(1,022)
Total net sales	223,712	171,655	52,057	433,160	338,592	94,568
Finance charges and other	290	276	14	629	517	112
Total revenues	224,002	171,931	52,071	433,789	339,109	94,680
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	136,040	110,910	25,130	259,497	219,353	40,144
Cost of service parts sold, including warehousing and occupancy cost	1,318	1,441	(123)	2,724	2,991	(267)
Selling, general and administrative expense (a)	60,910	46,508	14,402	118,420	92,557	25,863
Provision for bad debts	72	189	(117)	186	401	(215)
Charges and credits	—	346	(346)	—	509	(509)
Total cost and expenses	198,340	159,394	38,946	380,827	315,811	65,016
Operating income	25,662	12,537	13,125	52,962	23,298	29,664
Other income, net	(32)	(6)	(26)	(38)	(102)	64
Income before income taxes	$25,694	$12,543	$13,151	$53,000	$23,400	$29,600

Credit Segment:

	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2013	2012	Change	2013	2012	Change
Revenues
Finance charges and other	$46,687	$35,505	$11,182	$87,963	$69,178	$18,785
Cost and expenses
Selling, general and administrative expense (a)	17,847	12,873	4,974	33,592	26,480	7,112
Provision for bad debts	21,310	12,015	9,295	35,133	20,988	14,145
Total cost and expenses	39,157	24,888	14,269	68,725	47,468	21,257
Operating income	7,530	10,617	(3,087)	19,238	21,710	(2,472)
Interest expense	3,135	4,874	(1,739)	7,006	8,633	(1,627)
Income before income taxes	$4,395	$5,743	$(1,348)	$12,232	$13,077	$(845)

(a)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was $2.5 million and $2.0 million for the three months ended July 31, 2013 and 2012, respectively, and $5.1 million and $4.2 million for the six months ended July 31, 2013 and 2012, respectively. The amount of reimbursement made to the retail segment by the credit segment was $5.0 million and $4.0 million for the three months ended July 31, 2013 and 2012, respectively, and $9.7 million and $8.0 million for the six months ended July 31, 2013 and 2012, respectively.

Segment Overview

The following provides an overview of our retail and credit segment operations for the three and six months ended July 31, 2013.  A detailed explanation of the changes in our operations for the comparative periods is included below:

Retail Segment

•
Revenues were $224.0 million for the quarter ended July 31, 2013, an increase of $52.1 million, or 30.3%, from the prior-year period. The increase in revenues during the quarter was primarily driven by an 18.4% increase in same store sales as well as new store openings. Revenues for the six months ended July 31, 2013 increased by 27.9% over the prior-year period, driven by same store sales growth of 17.5% and new store openings.

•
Retail gross margin was 38.3% for the quarter ended July 31, 2013, an increase of 420 basis points over the 34.1% reported in the comparable quarter last year. This increase was driven by continued margin improvement across all major product categories due primarily to the continued focus on higher price-point, higher margin products and realization of sourcing opportunities. Retail gross margin for the six-month period increased from 33.9% in the prior-year period to 39.3% in the current period reflecting a favorable shift in product mix and margin expansion in each of the product categories.

•
Selling, general and administrative (“SG&A”) expense was $60.9 million for the quarter ended July 31, 2013, an increase of $14.4 million, or 31.0%, over the quarter ended July 31, 2012. The SG&A expense increase was primarily due to higher sales-driven compensation and delivery costs, facility-related costs and advertising expenses. As a percent of segment revenues, SG&A expense was 27.2% in the current period, relatively flat when compared to the prior-year quarter as the leveraging effect of higher revenues was offset by the costs of new store openings. SG&A for the six months ended July 31, 2013 increased $25.9 million from the prior-year period but remained flat as a percentage of segment revenues.

Credit Segment

•
Revenues were $46.7 million for the three months ended July 31, 2013, an increase of $11.2 million, or 31.5%, from the prior-year quarter.  The increase was primarily driven by year-over-year growth in the average balance of the customer receivable portfolio. Total revenues for the six-month period increased by $18.8 million as compared to the prior year period also due to the rise in the average balance of the customer receivable portfolio.

•
SG&A expense for the credit segment was $17.8 million for the quarter ended July 31, 2013, an increase of $5.0 million, or 38.6%, from the same quarter last year primarily due to increased compensation and related expenses. SG&A expense as a percent of revenues was 38.2% in the current year period, which compares to 36.3% in the prior-year period. For the six-month period, credit segment SG&A increased by $7.1 million also due to increased compensation and related expenses.

•
Provision for bad debts was $21.3 million for the three months ended July 31, 2013, an increase of $9.3 million from the prior-year quarter. This additional provision was driven primarily by a $159.5 million, or 24.6%, year-over-year growth in the average receivable portfolio outstanding, which included an increase of $53.5 million during the current quarter. To a lesser extent, the provision for bad debt rose due to a 150 basis point deterioration in the delinquency rate for accounts greater than 60 days past due during the current quarter as a result of second quarter execution issues in our collection operations. The provision for bad debts increased $14.1 million for the six-month period also due to substantial growth in the portfolio balance and a deterioration in the delinquency rate for accounts greater than 60 days past due.

•
Net interest expense for the quarter ended July 31, 2013 was $3.1 million, a decrease of $1.7 million from the prior-year period primarily due to a decline in our effective interest rate. The decline in our effective interest rate reflects the redemption of outstanding asset-backed notes over the twelve month period ended April 2013. For the six months ended July 31, 2013, net interest expense declined by $1.6 million also due to the asset-backed note repayment. Additionally, the Company recorded approximately $0.4 million of accelerated amortization of deferred financing costs related to the early repayment of asset-backed notes during the first quarter of fiscal 2014.

Three months ended July 31, 2013 compared to three months ended July 31, 2012

	Three Months Ended July 31,
(in thousands)	2013	2012	Change
Total net sales	$223,712	$171,655	$52,057
Finance charges and other	46,977	35,781	11,196
Total Revenues	$270,689	$207,436	$63,253

The following table provides an analysis of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended July 31,					%	Same store
	2013	% of Total	2012	% of Total	Change	Change	% change
(dollars in thousands)
Home appliance	$63,857	28.5%	$51,923	30.3%	$11,934	23.0	13.3
Furniture and mattress	50,668	22.6	31,942	18.6	18,726	58.6	33.7
Consumer electronic	55,766	24.9	46,590	27.1	9,176	19.7	8.2
Home office	18,712	8.4	14,436	8.4	4,276	29.6	18.9
Other	14,460	6.5	11,135	6.5	3,325	29.9	21.6
Product sales	203,463	90.9	156,026	90.9	47,437	30.4	17.6
Repair service agreement commissions	17,166	7.7	12,355	7.2	4,811	38.9	29.8
Service revenues	3,083	1.4	3,274	1.9	(191)	(5.8)
Total net sales	$223,712	100.0%	$171,655	100.0%	$52,057	30.3	18.4

The following provides a summary of items influencing the Company’s major product category performance during the quarter, compared to the prior-year period:

•	Home appliance unit volume increased 9.5%. Laundry sales increased 25.9%, refrigeration sales were up 22.9% and cooking sales rose 20.0%;

•	Furniture unit sales increased 47.0% and the average selling price was up slightly;

•	Mattress unit volume increased 37.8% and average selling price was up 10.9%;

•	Television sales rose 15.2%, with same store growth reported in units and average selling price; and

•	Tablet sales increased 52.2% and computer sales were up 20.0%.

	Three Months Ended July 31,
(in thousands)	2013	2012	Change
Interest income and fees	$36,397	$29,817	$6,580
Insurance commissions	10,289	5,688	4,601
Other income	291	276	15
Finance charges and other	$46,977	$35,781	$11,196

Interest income and fees and insurance commissions are included in the finance charges and other for the credit segment, while other income is included in finance charges and other for the retail segment.

Interest income and fees of the credit segment increased over the prior year level primarily driven by an 24.6% increase in the average balance of the portfolio. Portfolio interest and fee yield declined 50 basis points year-over-year, and 10 basis points sequentially, to 17.9%, as a result of increased short-term, no-interest financing. Insurance commissions were favorably impacted by increased front-end commissions due to higher retail sales and increased retrospective commissions due to lower claims experience.

The following table provides key portfolio performance information for the three months ended July 31, 2013 and 2012:

	Three Months Ended July 31,
	2013	2012
(in thousands, except percentages)
Interest income and fees (a)	$36,397	$29,817
Net charge-offs	(14,176)	(13,629)
Borrowing costs (b)	(3,135)	(4,874)
Net portfolio yield	$19,086	$11,314
Average portfolio balance	$806,653	$647,154
Interest income and fee yield % (annualized)	17.9%	18.4%
Net charge-off % (annualized)	7.0%	8.4%

(a)	Included in finance charges and other.

(b)	Total interest expense.

	Three Months Ended July 31,
(in thousands, except percentages)	2013	2012	Change
Cost of goods sold	$136,040	$110,910	$25,130
Product gross margin percentage	33.1%	28.9%

Product gross margin expanded 420 basis points as a percent of product sales from the quarter ended July 31, 2012. Margin improvement was reported in each of the product categories – reflecting the benefit of the sale of higher-price point, higher margin goods and the realization of sourcing opportunities. Product gross margin was also influenced by a favorable shift in product mix.

	Three Months Ended July 31,
(in thousands, except percentages)	2013	2012	Change
Cost of service parts sold	$1,318	$1,441	$(123)
As a percent of service revenues	42.8%	44.0%

Cost of service parts sold declined due to a $0.2 million decrease in service revenues.

	Three Months Ended July 31,
(in thousands, except percentages)	2013	2012	Change
Selling, general and administrative expense - Retail	$60,910	$46,508	$14,402
Selling, general and administrative expense - Credit	17,847	12,873	4,974
Selling, general and administrative expense - Total	$78,757	$59,381	$19,376
As a percent of total revenues	29.1%	28.6%

For the three months ended July 31, 2013, the increase in SG&A expense was primarily driven by higher compensation, occupancy costs and delivery costs.

The SG&A expense increase in the retail segment was primarily due to higher sales-related compensation and delivery costs, facility-related costs and advertising expenses. As a percent of segment revenues, SG&A expense remained relatively unchanged as compared to the prior-year quarter as the leveraging effect of higher revenues was offset by costs associated with new store openings.

The increase in SG&A expense for the credit segment was driven by higher compensation costs related to collections personnel.

	Three Months Ended July 31,
(in thousands, except percentages)	2013	2012	Change
Provision for bad debts - Retail	$72	$189	$(117)
Provision for bad debts - Credit	21,310	12,015	9,295
Provision for bad debts - Total	$21,382	$12,204	$9,178
Provision for bad debts - Credit as a percent of average portfolio balance (annualized)	10.6%	7.4%

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $0.1 million and $0.2 million for the periods ended July 31, 2013 and 2012, respectively, included in the results of operations for the retail segment.

The provision for bad debts of the credit segment increased by $9.3 million from the prior-year period. This additional provision was driven primarily by deterioration in the delinquency rate for accounts greater than 60 days past due from 6.7% as of April 30, 2013 to 8.2% as of July 31, 2013. Additionally, the provision for bad debts rose due to the substantial year-over-year growth in the average receivable portfolio balance outstanding, which includes an increase of $53.5 million during the current quarter.

	Three Months Ended July 31,
(in thousands)	2013	2012	Change
Costs related to relocation	$—	$346	$(346)
Charges and credits	$—	$346	$(346)

During the second quarter of fiscal 2013, we recorded a $0.3 million charge related to the relocation of certain corporate operations from Beaumont to The Woodlands, Texas.

	Three Months Ended July 31,
(in thousands)	2013	2012	Change
Interest expense	$3,135	$4,874	$(1,739)

Net interest expense for the three months ended July 31, 2013 declined $1.7 million from the prior-year period primarily due to the repayment of outstanding asset-backed notes, which carried a higher effective interest rate, over the prior four quarters. The entirety of our interest expense is included in the results of operations of the credit segment.

	Three Months Ended July 31,
(in thousands, except percentages)	2013	2012	Change
Provision for income taxes	$10,927	$6,680	4,247
As a percent of income before income taxes	36.3%	36.5%

The provision for income taxes increased due primarily to the year-over-year improvement in profitability.

Six months ended July 31, 2013 compared to six months ended July 31, 2012

	Six Months Ended July 31,
(in thousands)	2013	2012	Change
Total net sales	$433,160	$338,592	$94,568
Finance charges and other	88,592	69,695	18,897
Total Revenues	$521,752	$408,287	$113,465

The following table provides an analysis of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Six Months Ended July 31,					%	Same store
	2013	% of Total	2012	% of Total	Change	Change	% change
(dollars in thousands)
Home appliance	$121,536	28.1%	$100,216	29.6%	$21,320	21.3	12.4
Furniture and mattress	99,791	23.0	60,388	17.8	39,403	65.2	41.8
Consumer electronic	112,576	26.0	99,036	29.2	13,540	13.7	3.5
Home office	36,218	8.4	26,585	7.9	9,633	36.2	25.9
Other	24,202	5.6	21,916	6.5	2,286	10.4	5.1
Product sales	394,323	91.1	308,141	91.0	86,182	28.0	16.3
Repair service agreement commissions	33,155	7.6	23,747	7.0	9,408	39.6	28.9
Service revenues	5,682	1.3	6,704	2.0	(1,022)	(15.2)
Total net sales	$433,160	100.0%	$338,592	100.0%	$94,568	27.9	17.5

The following provides a summary of items influencing the Company’s major product category performance during the quarter, compared to the prior-year period:

•	Home appliance average selling price rose 9.8% and unit volume increased 9.5%. Laundry sales increased 25.8%, refrigeration sales were up 19.8% and cooking sales rose 19.7%;

•	Furniture unit sales increased 48.2% and the average selling price was up slightly;

•	Mattress unit volume increased 36.1% and average selling price was up 14.8%;

•	Television sales rose 9.9%, with overall growth reported in average selling price and quantities; and

•	Tablet sales increased 101.9% and computer sales were up 18.1%.

	Six Months Ended July 31,
(in thousands)	2013	2012	Change
Interest income and fees	$69,407	$58,457	$10,950
Insurance commissions	18,556	10,722	7,834
Other income	629	516	113
Finance charges and other	$88,592	$69,695	$18,897

Interest income and fees and insurance commissions are included in the finance charges and other for the credit segment, while other income is included in finance charges and other for the retail segment.

Interest income and fees of the credit segment increased over the prior year level primarily driven by an 21.7% increase in the average balance of the portfolio. Portfolio interest and fee yield declined 30 basis points year-over-year, to 17.9%, as a result of increased short-term, no-interest financing. Insurance commissions were favorably impacted by increased front-end commissions due to higher retail sales and increased retrospective commissions due to lower claims experience.

The following table provides key portfolio performance information for the six months ended July 31, 2013 and 2012:

	Six Months Ended July 31,
	2013	2012
(in thousands, except percentages)
Interest income and fees (a)	$69,407	$58,457
Net charge-offs	(25,731)	(27,158)
Borrowing costs (b)	(7,006)	(8,633)
Net portfolio yield	$36,670	$22,666
Average portfolio balance	$780,825	$641,765
Interest income and fee yield % (annualized)	17.9%	18.2%
Net charge-off % (annualized)	6.6%	8.5%

(a)	Included in finance charges and other.

(b)	Total interest expense.

	Six Months Ended July 31,
(in thousands, except percentages)	2013	2012	Change
Cost of goods sold	$259,497	$219,353	$40,144
Product gross margin percentage	34.2%	28.8%

Product gross margin expanded 540 basis points as a percent of product sales from the six months ended July 31, 2012. Margin improvement was reported in each of the product categories – reflecting the benefit of the sale of higher-price point, higher margin goods and the realization of sourcing opportunities. Product gross margin was also influenced by a favorable shift in product mix.

	Six Months Ended July 31,
(in thousands, except percentages)	2013	2012	Change
Cost of service parts sold	$2,724	$2,991	$(267)
As a percent of service revenues	47.9%	44.6%

Cost of service parts sold declined due to a $1.0 million reduction in service revenues.

	Six Months Ended July 31,
(in thousands, except percentages)	2013	2012	Change
Selling, general and administrative expense - Retail	$118,420	$92,557	$25,863
Selling, general and administrative expense - Credit	33,592	26,480	7,112
Selling, general and administrative expense - Total	$152,012	$119,037	$32,975
As a percent of total revenues	29.1%	29.2%

For the six months ended July 31, 2013, the increase in SG&A expense was driven by higher compensation, occupancy costs and delivery costs.

The SG&A expense increase in the retail segment was primarily due to higher sales-related compensation and delivery costs, occupancy costs and advertising expenses. As a percent of segment revenues, SG&A expense remained unchanged as compared to the prior-year period as the leveraging effect of increased revenues was offset by costs associated with new store openings.

The increase in SG&A expense for the credit segment was driven by higher compensation costs related to collections personnel.

	Six Months Ended July 31,
(in thousands, except percentages)	2013	2012	Change
Provision for bad debts - Retail	$186	$401	$(215)
Provision for bad debts - Credit	35,133	20,988	14,145
Provision for bad debts - Total	$35,319	$21,389	$13,930
Provision for bad debts - Credit as a percent of average portfolio balance (annualized)	9.0%	6.5%

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $0.2 million and $0.4 million for the six month periods ended July 31, 2013 and 2012, respectively, included in the results of operations for the retail segment.

The provision for bad debts of the credit segment increased by $14.1 million from the prior-year period. This additional provision was driven primarily by the substantial year-over-year growth in the average receivable portfolio balance outstanding, which includes an increase of $139.1 million during the current-year period. Additionally, the provision for bad debts rose due to deterioration in the delinquency rate for accounts greater than 60 days past due from 7.1% as of January 31, 2013 to 8.2% as of July 31, 2013.

	Six Months Ended July 31,
(in thousands)	2013	2012	Change
Costs related to store closings	$—	$163	$163
Costs related to relocation	$—	$346	$346
Charges and credits	$—	$509	$509

During the first six months of fiscal 2013, we recorded a $0.3 million charge related to the relocation of certain corporate operations from Beaumont to The Woodlands, Texas. Additionally, we recorded a $0.2 million charge related to the adjustment of future lease obligations for closed stores.

	Six Months Ended July 31,
(in thousands)	2013	2012	Change
Interest expense	$7,006	$8,633	$(1,627)

Net interest expense for the six months ended July 31, 2013 declined by $1.6 million primarily due to the repayment of outstanding asset-backed notes, which carried a higher effective interest rate, over the twelve-month period ended April 2013. The entirety of our interest expense is included in the results of operations of the credit segment.

	Six Months Ended July 31,
(in thousands, except percentages)	2013	2012	Change
Provision for income taxes	$23,894	$13,315	10,579
As a percent of income before income taxes	36.6%	36.5%

The provision for income taxes increased due primarily to the year-over-year improvement in profitability.

Liquidity and Capital Resources

Cash flow

Operating activities

During the six months ended July 31, 2013, net cash used in operating activities was $39.2 million, which compares to net cash provided by operating activities of $22.5 million during the prior-year period. The year-over-year improvement in operating performance was more than offset by the impact of the use of cash to fund a $129.0 million increase in customer accounts receivable during the six months ended July 31, 2013.

Investing activities

Net cash used in investing activities increased to $19.3 million in the current period, as compared to $10.9 million in the prior period, primarily due to the construction of new stores and remodeling of existing store locations. We expect during the next twelve months to invest between $30 million and $40 million, net of tenant allowances, in capital expenditures for new stores, remodels and other projects.

Financing activities

Net cash provided by financing activities was $58.4 million during the six months ended July 31, 2013, as compared to net cash used in financing activities of $12.7 million used during the six months ended July 31, 2012. During the six months ended July 31, 2013, we received $10.0 million in cash proceeds and $4.5 million in tax benefit related to the exercise of stock options. Additionally, the balance in restricted cash declined $4.7 million with the retirement of the asset-backed notes.

Liquidity

We require capital to finance our growth as we remodel existing stores and add new stores and markets to our operations, which in turn requires additional working capital for increased customer receivables and inventory. We have historically financed our operations through a combination of cash flow generated from earnings and external borrowings, including primarily bank debt, extended terms provided by our vendors for inventory purchases, acquisition of inventory under consignment arrangements and transfers of customer receivables to asset-backed securitization facilities.

Our asset-based revolving credit facility with a syndicate of banks was expanded in March 2013 with capacity increasing from $545 million to $585 million.  The facility, which matures in September 2016, provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The credit facility bears interest at LIBOR plus a spread ranging from 275 basis points to 350 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The leverage ratio covenant requirement is a required maximum of 2.00 to 1.00. The fixed charge coverage ratio requirement is a minimum of 1.10 to 1.00. We expect, based on current facts and circumstances, that we will be in compliance with the above covenants for the next 12 months. The weighted average interest rate on borrowings outstanding under the asset-based revolving credit facility was 3.1% at July 31, 2013.

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

The weighted average effective interest rate on borrowings outstanding under all our credit facilities for the three months ended July 31, 2013 was 4.0%, including the interest expense associated with our interest rate caps and amortization of deferred financing costs.

A summary of the significant financial covenants that govern our credit facility compared to our actual compliance status at July 31, 2013, is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum	2.04 to 1.00	1.10 to 1.00
Total liabilities to tangible net worth ratio must be lower than required maximum	0.92 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed stated amount	5.24%	4.74%
Capital expenditures, net must be lower than stated amount	$15.6 million	$40.0 million

Note: All terms in the above table are defined by the revolving credit facility and may or may not directly correlate to the financial statement captions in this document. The covenants are required to be calculated quarterly on a trailing twelve month basis, except for the Cash recovery percentage, which is calculated monthly on a trailing three month basis.

As of July 31, 2013, we had immediately available borrowing capacity of $225.2 million under our asset-based revolving credit facility, net of standby letters of credit issued, available to us for general corporate purposes. In addition to the $225.2 million currently available under the revolving credit facility, an additional $24.5 million may become available if we grow the balance of eligible customer receivables and total eligible inventory balances. Payments received on customer receivables which averaged approximately $49.7 million per month during the three months ended July 31, 2013, are available each month to fund new customer receivables generated.

We will continue to finance our operations and future growth through a combination of cash flow generated from operations and external borrowings, including primarily bank debt, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and transfers of customer receivables to asset-backed securitization facilities. Based on our current operating plans, we believe that cash generated from operations, available borrowings under our revolving credit facility, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements, and transfers of customer receivable to asset-based securitization facilities will be sufficient to fund our operations, store expansion and updating activities and capital programs for at least the next 12 months, subject to continued compliance with the covenants in our debt and other credit arrangements. If the repayment of amounts owed under our debt and other credit arrangements is accelerated for any reason, we may not have sufficient cash and liquid assets at such time to be able to immediately repay all the amounts owed under our facility.

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

For the six months ended July 31, 2013, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under the heading "Contingencies" in Note 7 of the Consolidated Financial Statements in Item 1 Part I of this quarterly report is incorporated by reference in response to this item.

Item 1A. Risk Factors

As of the date of the filing, there have been no material changes to the risk factors previously disclosed in Part 1, Item A, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5.  Other Information

None.

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
Brian E. Taylor
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)

Date: September 5, 2013

EXHIBIT INDEX

Exhibit Number	Description
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

10.1	First Amendment to Conn's, Inc. Non-Employee Director Restricted Stock Plan dated effective August 27, 2013 (filed herewith).

10.2	Revised Form of Restricted Stock Award Agreement under the Non-Employee Director Restricted Stock Plan (filed herewith).

10.3	Form of Deferral Election Form under the Non-Employee Director Restricted Stock Plan (filed herewith).

12.1	Statement of computation of Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2014, filed with the SEC on September 5, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at July 31, 2013 and January 31, 2013 and, (ii) the consolidated statements of operations for the three months and six months ended July 31, 2013 and 2012, (iii) the consolidated statements of comprehensive income for the three months and six months ended July 31, 2013 and 2012, (iv) the consolidated statements of cash flows for six months ended July 31, 2013 and 2012, (v) the consolidated statements of stockholders' equity for the six months ended July 31, 2013 and 2012 and (vi) the notes to consolidated financial statements.