Form 10-Q
period 2013-10-31
CONNS INC
filed 2013-12-06
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013	Commission File Number 1-34956

CONN'S, INC.
(Exact name of registrant as specified in its charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 29, 2013:

Class	Outstanding
Common stock, $.01 par value per share	35,994,852

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

Assets	October 31, 2013	January 31, 2013
Current assets
Cash and cash equivalents	$3,701	$3,849
Customer accounts receivable, net of allowance of $38,160 and $27,617, respectively (includes balance of VIE of $28,553 at January 31, 2013)	473,795	378,050
Other accounts receivable, net	44,648	45,759
Inventories	131,732	73,685
Deferred income taxes	17,957	15,302
Prepaid expenses and other assets (includes balance of VIE of $4,717 at January 31, 2013)	7,209	11,599
Total current assets	679,042	528,244
Long-term portion of customer accounts receivable, net of allowance of $32,265 and $22,866, respectively (includes balance of VIE of $23,641 at January 31, 2013)	400,606	313,011
Property and equipment	173,372	141,449
Less accumulated depreciation	(97,937)	(94,455)
Property and equipment, net	75,435	46,994
Deferred income taxes	11,298	11,579
Other assets	7,983	10,029
Total assets	$1,174,364	$909,857

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt (includes balance of VIE of $32,307 at January 31, 2013)	$527	$32,526
Accounts payable	106,422	69,608
Accrued compensation and related expenses	12,027	8,780
Accrued expenses	30,374	20,716
Income taxes payable	2,242	4,618
Deferred revenues and allowances	15,793	14,915
Total current liabilities	167,385	151,163
Long-term debt	422,161	262,531
Other long-term liabilities	26,083	21,713

Commitments and contingencies

Stockholders’ equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 50,000,000 shares authorized; 35,975,452 and 35,192,070 shares issued at October 31, 2013 and January 31, 2013, respectively)	360	352
Additional paid-in capital	222,810	204,372
Accumulated other comprehensive loss	(98)	(223)
Retained earnings	335,663	269,949
Total stockholders’ equity	558,735	474,450
Total liabilities and stockholders' equity	$1,174,364	$909,857

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenues
Product sales	$234,159	$151,663	$628,482	$459,804
Repair service agreement commissions	19,601	12,183	52,756	35,930
Service revenues	3,286	3,477	8,968	10,181
Total net sales	257,046	167,323	690,206	505,915
Finance charges and other	53,830	39,078	142,422	108,773
Total revenues	310,876	206,401	832,628	614,688
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	151,987	105,688	411,484	325,041
Cost of service parts sold, including warehousing and occupancy costs	1,286	1,522	4,010	4,513
Selling, general and administrative expense	90,341	61,210	242,353	180,247
Provision for bad debts	22,730	13,449	58,049	34,838
Charges and credits	2,834	641	2,834	1,150
Total cost and expenses	269,178	182,510	718,730	545,789
Operating income	41,698	23,891	113,898	68,899
Interest expense	3,714	4,526	10,720	13,159
Loss on extinguishment of debt	—	818	—	818
Other income, net	—	(3)	(38)	(105)
Income before income taxes	37,984	18,550	103,216	55,027
Provision for income taxes	13,608	6,765	37,502	20,080
Net income	$24,376	$11,785	$65,714	$34,947

Earnings per share:
Basic	$0.68	$0.36	$1.84	$1.08
Diluted	$0.66	$0.35	$1.79	$1.05
Average common shares outstanding:
Basic	35,955	32,553	35,686	32,387
Diluted	36,965	33,539	36,795	33,207

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net income	$24,376	$11,785	$65,714	$34,947

Change in fair value of hedges	103	35	193	48
Impact of provision for income taxes on comprehensive income	(36)	(12)	(68)	(17)
Comprehensive income	$24,443	$11,808	$65,839	$34,978

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended October 31, 2013 and 2012
(unaudited)
(in thousands)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 31, 2013	35,191	$352	$204,372	$(223)	$269,949	$474,450
Exercise of stock options, net of tax	707	7	14,869	—	—	14,876
Issuance of common stock under Employee Stock Purchase Plan	21	—	680	—	—	680
Vesting of restricted stock units	56	1	—	—	—	1
Stock-based compensation	—	—	2,889	—	—	2,889
Net income	—	—	—	—	65,714	65,714
Change in fair value of hedges, net of tax of $68	—	—	—	125	—	125
Balance at October 31, 2013	35,975	$360	$222,810	$(98)	$335,663	$558,735

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 31, 2012	32,140	$321	$136,006	$(293)	$217,337	$353,371
Exercise of stock options, net of tax	429	5	5,917	—	—	5,922
Issuance of common stock under Employee Stock Purchase Plan	22	—	274	—	—	274
Vesting of restricted stock units	103	1	—	—	—	1
Stock-based compensation	—	—	2,065	—	—	2,065
Net income	—	—	—	—	34,947	34,947
Change in fair value of hedges, net of tax of $17	—	—	—	31	—	31
Balance at October 31, 2012	32,694	$327	$144,262	$(262)	$252,284	$396,611

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended October 31,
	2013	2012
Cash flows from operating activities
Net income	$65,714	$34,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,048	6,777
Amortization	3,140	3,746
Loss from early extinguishment of debt	—	818
Provision for bad debts and uncollectible interest	66,399	41,266
Stock-based compensation	2,889	2,065
Excess tax benefits from stock-based compensation	(4,743)	(638)
Store and facility closure and relocation costs	2,834	163
Provision for deferred income taxes	(2,374)	2,577
Gain on sale of property and equipment	(37)	(107)
Discounts and accretion on promotional credit	—	(188)
Change in operating assets and liabilities:
Customer accounts receivable	(249,740)	(84,795)
Other accounts receivable	1,096	4,158
Inventories	(58,047)	(14,610)
Prepaid expenses and other assets	(501)	(678)
Accounts payable	36,814	21,463
Accrued expenses	15,178	(2,907)
Income taxes payable	2,493	2,803
Deferred revenues and allowances	138	(1,614)
Net cash (used in) provided by operating activities	(109,699)	15,246
Cash flows from investing activities
Purchase of property and equipment	(37,122)	(21,331)
Proceeds from sale of property and equipment	44	350
Net cash used in investing activities	(37,078)	(20,981)
Cash flows from financing activities
Borrowings under lines of credit	306,664	146,513
Payments on lines of credit	(147,737)	(187,594)
Proceeds from issuance of asset-backed notes, net of original issue discount	—	103,025
Payments on asset-backed notes	(32,513)	(52,434)
Change in restricted cash	4,717	(6,441)
Net proceeds from stock issued under employee benefit plans	10,813	5,558
Excess tax benefits from stock-based compensation	4,743	638
Other	(58)	(5,526)
Net cash provided by financing activities	146,629	3,739
Net decrease in cash and cash equivalents	(148)	(1,996)
Cash and cash equivalents
Beginning of period	3,849	6,265
End of period	$3,701	$4,269
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited, consolidated financial statements of Conn’s, Inc. and all of its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise described herein. The Company’s business is moderately seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31, due primarily to the holiday selling season. Operating results for the nine-month period ended October 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending  January 31, 2014. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013, filed with the Securities and Exchange Commission on April 4, 2013.

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

	Three Months Ended October 31,
(in thousands)	2013	2012
Weighted average common shares outstanding - Basic	35,955	32,553
Assumed exercise of stock options	790	829
Unvested restricted stock units	220	157
Weighted average common shares outstanding - Diluted	36,965	33,539

	Nine Months Ended October 31,
(in thousands)	2013	2012
Weighted average common shares outstanding - Basic	35,686	32,387
Assumed exercise of stock options	892	689
Unvested restricted stock units	217	131
Weighted average common shares outstanding - Diluted	36,795	33,207

There were no anti-dilutive stock options or restricted stock units for the three and nine months ended October 31, 2013. The weighted average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 0.3 million and 0.7 million for the three and nine months ended October 31, 2012, respectively.

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

2.     Charges and Credits

The Company recorded the following charges during the first nine months of fiscal year 2014:

•
As further discussed in Note 5, the Company closed two stores, revised its estimate of future obligations related to other closed stores and relocated certain other facilities during the three months ended October 31, 2013. This resulted in a pre-tax charge of $2,834 thousand ($1,834 thousand after-tax). This amount is reported within the retail segment and classified in charges and credits in the consolidated statement of operations.

The Company recorded the following charges during the first nine months of fiscal year 2013:

•
During the three months ended October 31, 2012, the Company incurred $641 thousand in pre-tax costs ($415 thousand after-tax) in connection with the relocation of certain of its corporate operations from Beaumont to The Woodlands, Texas. This amount is reported within the retail segment and classified in charges and credits in the consolidated statement of operations. Additionally, the Company amended and restated its asset-based loan facility with a syndicate of banks on September 26, 2012. In connection with the transaction, the Company expensed $818 thousand ($530 thousand after-tax) of previously deferred transaction costs associated with lenders which are no longer in the current syndicate of banks. This amount is reported within the credit segment and classified in loss on extinguishment of debt in the consolidated statement of operations.

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

The Company uses risk-rating criteria to differentiate underwriting requirements, potentially requiring differing down payment and initial application and documentation criteria. The following tables present quantitative information about the receivables portfolio managed by the Company, segregated by segment:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
(in thousands)	October 31, 2013	January 31, 2013	October 31, 2013	January 31, 2013	October 31, 2013	January 31, 2013
Customer accounts receivable	$901,282	$702,737	$68,046	$41,704	$59,258	$47,757
Restructured accounts (2)	43,544	38,807	12,459	11,135	43,544	38,671
Total receivables managed	$944,826	$741,544	$80,505	$52,839	$102,802	$86,428

Allowance for uncollectible accounts related to the credit portfolio	(59,595)	(43,911)
Allowance for promotional credit programs	(10,830)	(6,572)
Short-term portion of customer accounts receivable, net	(473,795)	(378,050)
Long-term portion of customer accounts receivable, net	$400,606	$313,011

(1)
Amounts are based on end of period balances. As an account can become past due after having been re-aged, accounts may be presented in both the past due and re-aged columns shown above. The amounts included within both the past due and re-aged columns shown above as of October 31, 2013 and January 31, 2013 were $24.7 million and $20.7 million, respectively. The total amount of customer receivables past due one day or greater was $228.7 million and $172.4 million as of October 31, 2013 and January 31, 2013, respectively. These amounts include the 60 days past due totals shown above.

(2)
In addition to the amounts included in restructured accounts, there are $1.4 million and $1.9 million as of October 31, 2013 and January 31, 2013, respectively, of accounts re-aged four or more months included in the re-aged balance above that did not qualify as TDRs because they were not re-aged subsequent to January 31, 2011.

			Net Credit				Net Credit
	Average Balances		Charge-offs (1)		Average Balances		Charge-offs (1)
	Three Months Ended October 31,		Three Months Ended October 31,		Nine Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2013	2012	2013	2012	2013	2012	2013	2012
Customer accounts receivable	$853,394	$638,192	$12,358	$8,588	$779,859	$612,897	$31,982	$24,482
Restructured accounts	41,693	36,325	4,564	4,278	40,446	39,971	10,671	15,542
Total receivables managed	$895,087	$674,517	$16,922	$12,866	$820,305	$652,868	$42,653	$40,024

(1)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest) net of recoveries which include principal collections during the period shown of previously charged-off balances.

Following is the activity in the Company’s balance in the allowance for doubtful accounts and uncollectible interest for customer receivables for the nine months ended October 31, 2013 and 2012:

	Nine Months Ended October 31, 2013			Nine Months Ended October 31, 2012
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$27,702	$16,209	$43,911	$24,518	$25,386	$49,904
Provision(1)	53,468	12,931	66,399	30,506	10,760	41,266
Principal charge-offs(2)	(35,805)	(11,947)	(47,752)	(26,281)	(16,684)	(42,965)
Interest charge-offs	(6,045)	(2,017)	(8,062)	(4,054)	(2,575)	(6,629)
Recoveries(2)	3,823	1,276	5,099	1,799	1,142	2,941
Allowance at end of period	$43,143	$16,452	$59,595	$26,488	$18,029	$44,517

(1)	Includes provision for uncollectible interest, which is included in finance charges and other.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest), and recoveries include principal collections during the period shown of previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

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

The Company typically only places accounts in non-accrual status when legally required. Payment received on non-accrual loans will be applied to principal and reduce the amount of the loan. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. Customer receivables in non-accrual status were $11.0 million and $9.0 million at October 31, 2013 and January 31, 2013, respectively. Customer receivables that were past due 90 days or more and still accruing interest totaled $55.3 million and $36.6 million at October 31, 2013 and January 31, 2013, respectively.

4.        Supplemental Disclosure of Finance Charges and Other Revenue

The following is a summary of the classification of the amounts included as finance charges and other for the three and nine months ended October 31, 2013 and 2012:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2013	2012	2013	2012
Interest income and fees on customer receivables	$40,260	$32,458	$109,667	$90,915
Insurance commissions	13,132	6,280	31,688	17,001
Other	438	340	1,067	857
Finance charges and other	$53,830	$39,078	$142,422	$108,773

Interest income and fees on customer receivables is reduced by provisions for uncollectible interest of $4.2 million and $1.9 million, respectively, for the three months ended October 31, 2013 and 2012, and $9.4 million and $5.9 million, respectively, for the nine months ended October 31, 2013 and 2012. The amount included in interest income and fees on customer receivables related to TDR accounts was $1.1 million and $0.9 million for each of the three months ended October 31, 2013 and 2012, respectively, and $3.2 million and $3.1 million for each of the nine months ended October 31, 2013 and 2012, respectively. The Company recognizes interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount of TDR accounts such that it always equals the present value of expected future cash flows.

5.     Accrual for Store Closures

During the three months ended October 31, 2013, the Company revised its estimates related to remaining lease obligations, net of estimated sublease income, for certain facilities closed prior to January 31, 2013. The loss of a sublease tenant and other market events during the quarter resulted in a $2.0 million charge to income and a related increase in the recorded obligation. Additionally, the Company closed two retail locations that did not perform at a level the Company currently expects for mature store locations and relocated certain other facilities, incurring related costs of $0.8 million. Reported within charges and credits for the retail segment in the accompanying, facility-related closure costs totaled $2.8 million for the quarter ended October 31, 2013.

During fiscal 2013 and 2012, the Company closed two and 11 retail locations, respectively, that did not perform at a level the Company expects for mature store locations. Certain of the closed stores had unexpired leases, resulting in the accrual of the present value of remaining lease obligations and anticipated ancillary occupancy costs, net of estimated sublease income. Revisions to these projections for changes in estimated marketing times and sublease rates are made to the obligation as further information related to the actual terms and costs become available. The estimates were calculated using Level 2 fair value inputs. The following table presents detail of the activity in the accrual for store closures during the nine months ended October 31, 2013 and 2012:

	Nine Months Ended October 31,
(in thousands)	2013	2012
Balance at beginning of period	$5,071	$8,106
Accrual for closures	137	450
Change in estimate	2,036	(287)
Cash payments	(1,509)	(3,292)
Balance at end of period	$5,735	$4,977

Balance sheet presentation:	October 31, 2013
Accrued expenses	$3,395
Other long-term liabilities	2,340
$5,735

The cash payments include payments made for facility rent and related costs.

6.     Debt and Letters of Credit

The Company’s long-term debt consisted of the following at the period ended:

(in thousands)	October 31, 2013	January 31, 2013
Asset-based revolving credit facility	$421,328	$262,401
Asset-backed notes, net of discount of $205	—	32,307
Other long-term debt	1,360	349
Total debt	422,688	295,057
Less current portion of debt	527	32,526
Long-term debt	$422,161	$262,531

The Company’s asset-based revolving credit facility with a syndicate of banks had capacity of $585 million as of October 31, 2013. The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The amended and restated credit facility bears interest at LIBOR plus a spread ranging from 275 basis points to 350 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The asset-based revolving credit facility restricts the amount of dividends the Company can pay and is secured by the assets of the Company not otherwise encumbered.

As of October 31, 2013, the Company had immediately available borrowing capacity of approximately $162.3 million under its asset-based revolving credit facility, net of standby letters of credit issued, for general corporate purposes. The Company pays additional fees in the amount of 25 basis points for the additional commitment amount.

The Company’s asset-based revolving credit facility provides it the ability to utilize letters of credit to secure its deductibles under the Company’s property and casualty insurance programs, among other acceptable uses. At October 31, 2013, the Company had outstanding letters of credit of $1.3 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $1.3 million as of October 31, 2013.

The Company was in compliance with its financial covenants at October 31, 2013.

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

8.     Segment Reporting

Financial information by segment is presented in the following tables:

	Three Months Ended October 31, 2013			Three Months Ended October 31, 2012
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$234,159	$—	$234,159	$151,663	$—	$151,663
Repair service agreement commissions	19,601	—	19,601	12,183	—	12,183
Service revenues	3,286	—	3,286	3,477	—	3,477
Total net sales	257,046	—	257,046	167,323	—	167,323
Finance charges and other	438	53,392	53,830	340	38,738	39,078
Total revenues	257,484	53,392	310,876	167,663	38,738	206,401
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	151,987	—	151,987	105,688	—	105,688
Cost of service parts sold, including warehousing and occupancy cost	1,286	—	1,286	1,522	—	1,522
Selling, general and administrative expense (a)	69,920	20,421	90,341	47,275	13,935	61,210
Provision for bad debts	203	22,527	22,730	229	13,220	13,449
Charges and credits	2,834	—	2,834	641	—	641
Total cost and expense	226,230	42,948	269,178	155,355	27,155	182,510
Operating income	31,254	10,444	41,698	12,308	11,583	23,891
Interest expense	—	3,714	3,714	—	4,526	4,526
Loss on extinguishment of debt	—	—	—	—	818	818
Other income, net	—	—	—	(3)	—	(3)
Income before income taxes	$31,254	$6,730	$37,984	$12,311	$6,239	$18,550

	As of October 31, 2013			As of January 31, 2013
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Total assets	$275,812	$898,552	$1,174,364	$188,609	$721,248	$909,857

	Nine Months Ended October 31, 2013			Nine Months Ended October 31, 2012
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$628,482	$—	$628,482	$459,804	$—	$459,804
Repair service agreement commissions	52,756	—	52,756	35,930	—	35,930
Service revenues	8,968	—	8,968	10,181	—	10,181
Total net sales	690,206	—	690,206	505,915	—	505,915
Finance charges and other	1,067	141,355	142,422	857	107,916	108,773
Total revenues	691,273	141,355	832,628	506,772	107,916	614,688
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	411,484	—	411,484	325,041	—	325,041
Cost of service parts sold, including warehousing and occupancy cost	4,010	—	4,010	4,513	—	4,513
Selling, general and administrative expense (a)	188,340	54,013	242,353	139,832	40,415	180,247
Provision for bad debts	389	57,660	58,049	630	34,208	34,838
Charges and credits	2,834	—	2,834	1,150	—	1,150
Total cost and expense	607,057	111,673	718,730	471,166	74,623	545,789
Operating income	84,216	29,682	113,898	35,606	33,293	68,899
Interest expense	—	10,720	10,720	—	13,159	13,159
Loss on extinguishment of debt	—	—	—	—	818	818
Other income, net	(38)	—	(38)	(105)	—	(105)
Income before income taxes	$84,254	$18,962	$103,216	$35,711	$19,316	$55,027

(a)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was $2.9 million and $2.3 million for the three months ended October 31, 2013 and 2012, respectively, and $8.0 million and $6.5 million for the nine months ended October 31, 2013 and 2012, respectively. The amount of reimbursement made to the retail segment by the credit segment was $5.6 million and $4.2 million for the three months ended October 31, 2013 and 2012, respectively, and $15.3 million and $12.2 million for the nine months ended October 31, 2013 and 2012, respectively.

9.     Subsequent Event

On November 25, 2013, the Company completed an expansion and extension of its asset-based loan facility with a syndicate of banks. Under the amended terms, the revolving credit facility commitment increased $265.0 million to $850.0 million and the maturity date was extended to November 2017. The amended credit facility bears interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth).

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

We operate over 70 retail locations in Texas, Louisiana, Arizona, Oklahoma and New Mexico. The Company’s primary product categories include:

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

Additionally, the Company offers a variety of products on a seasonal basis.

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

Unlike many of our competitors, we provide multiple financing options to address various customer needs including a proprietary in-house credit program, a third-party financing program and a third-party rent-to-own payment program. The majority of our credit customers use our in-house credit program and typically have a credit score of between 550 and 650, with the average score of new applicants for the three months ended October 31, 2013 of 598. For customers who do not qualify for our in-house program, we offer rent-to-own payment plans through RAC Acceptance. For customers with high credit scores, we have partnered with GE Capital to offer long-term, no interest and revolving credit plans. RAC Acceptance and GE Capital manage their respective underwriting decisions, management and collection of their credit programs. For the three months ended October 31, 2013, we financed approximately 79.5% of our retail sales, including down payments, under our in-house financing program.

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

Operational Changes and Operating Environment

We have implemented, continued to focus on, or modified operating initiatives that we believe should positively impact future results, including:

•
Opening expanded Conn’s HomePlus stores in new markets. During the first nine months of 2013, we opened new stores in Mesa, Phoenix and Tempe, Arizona; Las Cruces, New Mexico; and Tulsa, Oklahoma. Additionally, we opened new stores in each of our existing Houston and Dallas, Texas markets and we plan to open seven additional new stores by January 31, 2014. We plan to open 15 to 20 new stores during fiscal 2015;

•	Remodeling existing stores utilizing the new Conn’s HomePlus format to increase retail square footage and improve our customers shopping experience;

•	Expanding and enhancing our product offering of higher-margin furniture and mattresses;

•	Focusing on higher-price, higher-margin products to improve operating performance;

•
Reviewing our existing store locations to ensure the customer demographics and retail sales opportunity are sufficient to achieve our store performance expectations, and selectively closing or relocating stores to achieve those goals. In this regard, we have closed a total of 15 retail locations since the beginning of fiscal 2012 that did not perform at the level we expect for mature store locations;

•	Assessing the ability to approve customers being declined today, as retail margin and portfolio yield increases may provide the ability to finance these customers profitably;

•
Increased use of interest-free credit programs, with terms of 12 months or less, during fiscal 2014 with the intent to accelerate cash collections, while modestly reducing portfolio interest and fee yield; and

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

Customer Receivable Portfolio Data

The following tables present, for comparison purposes, information about our credit portfolios (dollars in thousands, except average outstanding customer balance):

	As of October 31,
	2013	2012
Total outstanding balance	$944,826	$683,744
Weighted average credit score of outstanding balances	591	603
Weighted average months since origination of outstanding balances(1)	8.6	9.7
Percent of total outstanding balances represented by balances over 36 months from origination(1)	0.5%	1.1%
Average outstanding customer balance	$1,676	$1,479
Number of active accounts	563,573	462,200
Account balances 60+ days past due(2)	$80,505	$47,691
Percent of balances 60+ days past due to total outstanding balance	8.5%	7.0%
Total account balances reaged(2)	$102,802	$77,837
Percent of re-aged balances to total outstanding balance	10.9%	11.4%
Account balances re-aged more than six months	$20,738	$20,225
Percent of total bad debt allowance to total outstanding balance	6.3%	6.5%
Percent of total outstanding balance represented by promotional receivables	33.4%	23.5%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Total applications processed(3)	267,558	198,617	682,453	565,036
Weighted average origination credit score of sales financed	599	616	601	615
Total applications approved(3)	48.5%	52.3%	50.4%	56.6%
Weighted average down payment	3.4%	2.8%	3.7%	3.4%
Average total outstanding balance	$895,087	$674,517	$820,305	$652,868
Bad debt charge-offs (net of recoveries)	$16,922	$12,866	$42,653	$40,024
Percent of bad debt charge-offs (net of recoveries) to average outstanding balance, annualized	7.6%	7.6%	6.9%	8.2%
Weighted average monthly payment rate(4)	5.1%	5.3%	5.4%	5.5%
Percent of retail sales paid for by:
In-house financing, including down payment received	79.5%	72.3%	73.2%	69.5%
Third party financing	11.5%	14.5%	11.7%	14.3%
Third party rent-to-own options	2.5%	3.7%	2.9%	3.5%
Total	93.5%	90.5%	87.8%	87.3%

(1)	Includes installment accounts only.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(3)	Total applications approved data for three and nine months ended October 31, 2012 revised to conform calculation of approval status.

(4)	Three and nine month average of gross cash payments as a percentage of gross principal balances outstanding at the beginning of each month in the period.

Historical Static Loss Table

The following static loss analysis calculates the cumulative percentage of balances charged off, based on the year the credit account was originated and the period the balance was charged off. The percentage computed below is calculated by dividing the cumulative net amount charged off since origination by the total balance of accounts originated during the applicable fiscal year. The net charge-off was determined by estimating, on a pro rata basis, the amount of the recoveries received during a period that was allocable to the applicable origination period (dollars in thousands).

	As of October 31, 2013 (a)
		% of balance	Cumulative loss rate as a % of balance originated (b)
Fiscal year	Balance	originated	Years from origination
of origination	outstanding	outstanding	—	1	2	3	Terminal (c)
2005			0.3%	1.8%	3.5%	4.4%	5.1%
2006			0.3%	1.9%	3.6%	4.8%	5.8%
2007			0.2%	1.7%	3.5%	4.8%	5.8%
2008			0.2%	1.8%	3.6%	5.1%	5.9%
2009			0.2%	2.1%	4.6%	6.1%	6.6%
2010	$1,121	0.2%	0.2%	2.4%	4.6%	6.0%	6.1%
2011	$7,652	1.2%	0.4%	2.6%	5.2%	5.8%
2012	$64,854	10.8%	0.2%	3.1%	4.9%
2013	$260,368	35.4%	0.4%	3.4%

(a)	As of October 31, 2013, balances originated prior to fiscal 2010 and outstanding were insignificant.

(b)
The most recent percentages in years from origination 1 through 3 include loss data through October 31, 2013, and are not comparable to prior fiscal year accumulated net charge-off percentages in the same column.

(c)	The terminal loss percentage presented represents the point at which that pool of loans has reached its maximum loss rate.

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

The following tables present certain operations information, on a consolidated and segment basis:

Consolidated:

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2013	2012	Change	2013	2012	Change
Revenues
Product sales	$234,159	$151,663	$82,496	$628,482	$459,804	$168,678
Repair service agreement commissions	19,601	12,183	7,418	52,756	35,930	16,826
Service revenues	3,286	3,477	(191)	8,968	10,181	(1,213)
Total net sales	257,046	167,323	89,723	690,206	505,915	184,291
Finance charges and other	53,830	39,078	14,752	142,422	108,773	33,649
Total revenues	310,876	206,401	104,475	832,628	614,688	217,940
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	151,987	105,688	46,299	411,484	325,041	86,443
Cost of service parts sold, including warehousing and occupancy cost	1,286	1,522	(236)	4,010	4,513	(503)
Selling, general and administrative expense (a)	90,341	61,210	29,131	242,353	180,247	62,106
Provision for bad debts	22,730	13,449	9,281	58,049	34,838	23,211
Charges and credits	2,834	641	2,193	2,834	1,150	1,684
Total cost and expenses	269,178	182,510	86,668	718,730	545,789	172,941
Operating income	41,698	23,891	17,807	113,898	68,899	44,999
Interest expense	3,714	4,526	(812)	10,720	13,159	(2,439)
Loss on extinguishment of debt	—	818	(818)	—	818	(818)
Other income, net	—	(3)	3	(38)	(105)	67
Income before income taxes	37,984	18,550	19,434	103,216	55,027	48,189
Provision for income taxes	13,608	6,765	6,843	37,502	20,080	17,422
Net income	$24,376	$11,785	$12,591	$65,714	$34,947	$30,767

Retail Segment:

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2013	2012	Change	2013	2012	Change
Revenues
Product sales	$234,159	$151,663	$82,496	$628,482	$459,804	$168,678
Repair service agreement commissions	19,601	12,183	7,418	52,756	35,930	16,826
Service revenues	3,286	3,477	(191)	8,968	10,181	(1,213)
Total net sales	257,046	167,323	89,723	690,206	505,915	184,291
Finance charges and other	438	340	98	1,067	857	210
Total revenues	257,484	167,663	89,821	691,273	506,772	184,501
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	151,987	105,688	46,299	411,484	325,041	86,443
Cost of service parts sold, including warehousing and occupancy cost	1,286	1,522	(236)	4,010	4,513	(503)
Selling, general and administrative expense (a)	69,920	47,275	22,645	188,340	139,832	48,508
Provision for bad debts	203	229	(26)	389	630	(241)
Charges and credits	2,834	641	2,193	2,834	1,150	1,684
Total cost and expenses	226,230	155,355	70,875	607,057	471,166	135,891
Operating income	31,254	12,308	18,946	84,216	35,606	48,610
Other income, net	—	(3)	3	(38)	(105)	67
Income before income taxes	$31,254	$12,311	$18,943	$84,254	$35,711	$48,543

Credit Segment:

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2013	2012	Change	2013	2012	Change
Revenues
Finance charges and other	$53,392	$38,738	$14,654	$141,355	$107,916	$33,439
Cost and expenses
Selling, general and administrative expense (a)	20,421	13,935	6,486	54,013	40,415	13,598
Provision for bad debts	22,527	13,220	9,307	57,660	34,208	23,452
Total cost and expenses	42,948	27,155	15,793	111,673	74,623	37,050
Operating income	10,444	11,583	(1,139)	29,682	33,293	(3,611)
Interest expense	3,714	4,526	(812)	10,720	13,159	(2,439)
Loss on extinguishment of debt	—	818	(818)	—	818	(818)
Income before income taxes	$6,730	$6,239	$491	$18,962	$19,316	$(354)

(a)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was $2.9 million and $2.3 million for the three months ended October 31, 2013 and 2012, respectively, and $8.0 million and $6.5 million for the nine months ended October 31, 2013 and 2012, respectively. The amount of reimbursement made to the retail segment by the credit segment was $5.6 million and $4.2 million for the three months ended October 31, 2013 and 2012, respectively, and $15.3 million and $12.2 million for the nine months ended October 31, 2013 and 2012, respectively.

Segment Overview

The following provides an overview of our retail and credit segment operations for the three and nine months ended October 31, 2013.  A detailed explanation of the changes in our operations for the comparative periods is included below:

Retail Segment

•
Revenues were $257.5 million for the quarter ended October 31, 2013, an increase of $89.8 million, or 53.6%, from the prior-year period. The increase in revenues during the quarter was primarily driven by a 35.1% increase in same store sales as well as new store openings. Revenues for the nine months ended October 31, 2013 increased by 36.4% over the prior-year period, driven by same store sales growth of 23.7% and new store openings.

•
Retail gross margin was 40.1% for the quarter ended October 31, 2013, an increase of 460 basis points over the 35.5% reported in the comparable quarter last year. This increase was driven by continued margin improvement across all major product categories due primarily to the continued focus on higher price-point, higher margin products and realization of sourcing opportunities. Retail gross margin for the nine-month period increased from 34.4% in the prior-year period to 39.6% in the current period reflecting a favorable shift in product mix and margin expansion in each of the product categories.

•
Selling, general and administrative (“SG&A”) expense was $69.9 million for the quarter ended October 31, 2013, an increase of $22.6 million, or 47.9%, over the quarter ended October 31, 2012. The SG&A expense increase was primarily due to higher sales-driven compensation, advertising costs, facility-related costs and delivery expenses. As a percent of segment revenues, SG&A expense was 27.2% in the current period, down 100 basis points when compared to the prior-year quarter primarily due to the leveraging effect of higher revenues. SG&A expense for the nine months ended October 31, 2013 increased $48.5 million from the prior-year period but declined slightly as a percentage of segment revenues as the leveraging effect of higher revenues was partially offset by the costs of new store openings.

Credit Segment

•
Revenues were $53.4 million for the three months ended October 31, 2013, an increase of $14.7 million, or 37.8%, from the prior-year quarter.  The increase was primarily driven by year-over-year growth in the average balance of the customer receivable portfolio and increased origination volumes. The impact of portfolio growth was tempered by a 150 basis point year-over-year decline in interest and portfolio yield as a result of increased short-term, no-interest financing. Total revenues for the nine-month period increased by $33.4 million as compared to the prior year period also due to the rise in the average balance of the customer receivable portfolio.

•
SG&A expense for the credit segment was $20.4 million for the quarter ended October 31, 2013, an increase of $6.5 million, or 46.5%, from the same quarter last year primarily due to portfolio growth resulting in increased compensation and related expenses. SG&A expense as a percent of revenues was 38.2% in the current year period, which compares to 36.0% in the prior-year period. For the nine-month period, credit segment SG&A increased by $13.6 million also due to increased compensation and related expenses.

•
Provision for bad debts was $22.5 million for the three months ended October 31, 2013, an increase of $9.3 million from the prior-year quarter. This additional provision was driven primarily by a $220.6 million, or 32.7%, year-over-year growth in the average receivable portfolio outstanding, which included an increase of $88.4 million during the current quarter. Additionally, the provision for bad debts rose due to year-over-year deterioration in portfolio delinquency rates. The percentage of the customer portfolio balance greater than 60 days past due was 8.5% as of October 31, 2013, which compares to 7.0% a year ago. The provision for bad debts increased $23.5 million for the nine-month period also due to substantial growth in the portfolio balance and a deterioration in portfolio delinquency rates.

•
Net interest expense for the quarter ended October 31, 2013 was $3.7 million, a decrease of $0.8 million from the prior-year period primarily due to a decline in our effective interest rate. The decline in our effective interest rate reflects the redemption of outstanding asset-backed notes over the twelve month period ended April 2013. For the nine months ended October 31, 2013, net interest expense declined by $2.4 million also due to the asset-backed note repayment. Additionally, the Company recorded approximately $0.4 million of accelerated amortization of deferred financing costs related to the early repayment of asset-backed notes during the first quarter of fiscal 2014.

Three months ended October 31, 2013 compared to three months ended October 31, 2012

	Three Months Ended October 31,
(in thousands)	2013	2012	Change
Total net sales	$257,046	$167,323	$89,723
Finance charges and other	53,830	39,078	14,752
Total Revenues	$310,876	$206,401	$104,475

The following table provides an analysis of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended October 31,					%	Same store
	2013	% of Total	2012	% of Total	Change	Change	% change
(dollars in thousands)
Home appliance	$66,453	25.9%	$48,499	29.0%	$17,954	37.0%	22.4%
Furniture and mattress	63,191	24.6	32,346	19.3	30,845	95.4	55.1
Consumer electronic	68,396	26.6	47,082	28.1	21,314	45.3	25.8
Home office	28,613	11.1	16,169	9.7	12,444	77.0	56.6
Other	7,506	2.9	7,567	4.5	(61)	(0.8)	(10.8)
Product sales	234,159	91.1	151,663	90.6	82,496	54.4	32.7
Repair service agreement commissions	19,601	7.6	12,183	7.3	7,418	60.9	55.4
Service revenues	3,286	1.3	3,477	2.1	(191)	(5.5)
Total net sales	$257,046	100.0%	$167,323	100.0%	$89,723	53.6%	35.1%

The following provides a summary of items influencing the Company’s major product category performance during the quarter, compared to the prior-year period:

•	Home appliance unit volume increased 19.9%. Laundry sales increased 40.5%, refrigeration sales were up 38.3%, cooking sales rose 36.6% and air conditioner sales declined 20.3%;

•	Furniture unit sales increased 94.9% and the average selling price increased 4.9%;

•	Mattress unit volume increased 39.8% and average selling price was up 18.8%;

•	Television sales rose 37.1%, with same store growth reported in units and average selling price; and

•	Computer sales were up 78.0% and tablet sales increased 69.5%.

	Three Months Ended October 31,
(in thousands)	2013	2012	Change
Interest income and fees	$40,260	$32,458	$7,802
Insurance commissions	13,132	6,280	6,852
Other income	438	340	98
Finance charges and other	$53,830	$39,078	$14,752

Interest income and fees and insurance commissions are included in the finance charges and other for the credit segment, while other income is included in finance charges and other for the retail segment.

Interest income and fees of the credit segment increased over the prior year level primarily driven by a 32.7% increase in the average balance of the portfolio. Portfolio interest and fee yield declined 150 basis points year-over-year, and 10 basis points sequentially, to 17.8%, as a result of increased short-term, no-interest financing. Short-term, promotional receivables averaged 32.7% of the total portfolio balance during the quarter ended October 31, 2013, which compares to 22.3% in the prior-year quarter. Insurance commissions were favorably impacted by increased front-end commissions due to higher retail sales and increased retrospective commissions due to lower claims experience.

The following table provides key portfolio performance information for the three months ended October 31, 2013 and 2012:

	Three Months Ended October 31,
	2013	2012
(in thousands, except percentages)
Interest income and fees (a)	$40,260	$32,458
Net charge-offs	(16,922)	(12,866)
Borrowing costs (b)	(3,714)	(4,526)
Net portfolio yield	$19,624	$15,066
Average portfolio balance	$895,087	$674,517
Interest income and fee yield % (annualized)	17.8%	19.3%
Net charge-off % (annualized)	7.6%	7.6%

(a)	Included in finance charges and other.

(b)	Total interest expense.

	Three Months Ended October 31,
(in thousands, except percentages)	2013	2012	Change
Cost of goods sold	$151,987	$105,688	$46,299
Product gross margin percentage	35.1%	30.3%

Product gross margin expanded 480 basis points as a percent of product sales from the quarter ended October 31, 2012. Margin improvement was reported in each of the product categories – reflecting the benefit of the sale of higher-price point, higher margin goods and the realization of sourcing opportunities. Product gross margin was also influenced by a favorable shift in product mix.

	Three Months Ended October 31,
(in thousands, except percentages)	2013	2012	Change
Cost of service parts sold	$1,286	$1,522	$(236)
As a percent of service revenues	39.1%	43.8%

Cost of service parts sold declined due to a $0.2 million decrease in service revenues.

	Three Months Ended October 31,
(in thousands, except percentages)	2013	2012	Change
Selling, general and administrative expense - Retail	$69,920	$47,275	$22,645
Selling, general and administrative expense - Credit	20,421	13,935	6,486
Selling, general and administrative expense - Total	$90,341	$61,210	$29,131
As a percent of total revenues	29.1%	29.7%

For the three months ended October 31, 2013, the increase in SG&A expense was primarily driven by higher compensation, occupancy costs and delivery costs.

The SG&A expense increase in the retail segment was primarily due to higher sales-related compensation and delivery costs, facility-related costs and advertising expenses. As a percent of segment revenues, SG&A expense declined 100 basis points as compared to the prior-year quarter primarily due to the leveraging effect of higher revenues.

The increase in SG&A expense for the credit segment was driven by portfolio balance growth resulting in higher compensation costs related to collections personnel.

	Three Months Ended October 31,
(in thousands, except percentages)	2013	2012	Change
Provision for bad debts - Retail	$203	$229	$(26)
Provision for bad debts - Credit	22,527	13,220	9,307
Provision for bad debts - Total	$22,730	$13,449	$9,281
Provision for bad debts - Credit as a percent of average portfolio balance (annualized)	10.1%	7.8%

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $0.2 million for both of the three-month periods ended October 31, 2013 and 2012, included in the results of operations for the retail segment.

The provision for bad debts of the credit segment increased by $9.3 million from the prior-year period. This additional provision was driven primarily by the substantial year-over-year growth in the average receivable portfolio balance outstanding, which includes an increase of $88.4 million during the current quarter. Additionally, the provision for bad debts rose due to deterioration in portfolio delinquency rates. The percentage of the customer portfolio balance greater than 60 days past due was 8.5% as of October 31, 2013, which compares to 7.0% a year ago.

	Three Months Ended October 31,
(in thousands)	2013	2012	Change
Store and facility closure and relocation costs	$2,834	$—	$2,834
Costs related to relocation	—	641	(641)
Charges and credits	$2,834	$641	$2,193

During the third quarter of fiscal 2014, we recorded a $2.8 million charge related to the closure and relocation of certain retail locations and other facilities. Of this amount, $2.0 million was related to the revision of estimated lease obligations of previously closed stores.

The Company relocated certain of its corporate operations from Beaumont to The Woodlands, Texas during the third quarter of fiscal 2013. The Company incurred $0.6 million in pre-tax costs in connection with the relocation.

	Three Months Ended October 31,
(in thousands)	2013	2012	Change
Interest expense	$3,714	$4,526	$(812)

Net interest expense for the three months ended October 31, 2013 declined $0.8 million from the prior-year period primarily due to the repayment of outstanding asset-backed notes, which carried a higher effective interest rate. The entirety of our interest expense is included in the results of operations of the credit segment.

	Three Months Ended October 31,
(in thousands)	2013	2012	Change
Loss on extinguishment of debt	$—	$818	$(818)

The Company amended and restated its asset-based loan facility with a syndicate of banks on September 26, 2012. In connection with the transaction, the Company expensed $0.8 million in previously deferred transaction costs associated with lenders which are no longer in the current syndicate of banks. This amount in included in the results of operations of the credit segment.

	Three Months Ended October 31,
(in thousands, except percentages)	2013	2012	Change
Provision for income taxes	$13,608	$6,765	6,843
As a percent of income before income taxes	35.8%	36.5%

The provision for income taxes increased due primarily to the year-over-year improvement in profitability. The decline in the effective tax rate reflects the leveraging impact of the year-over-year increase in income before income taxes on non-deductible items and margin-based taxes.

Nine months ended October 31, 2013 compared to nine months ended October 31, 2012

	Nine Months Ended October 31,
(in thousands)	2013	2012	Change
Total net sales	$690,206	$505,915	$184,291
Finance charges and other	142,422	108,773	33,649
Total Revenues	$832,628	$614,688	$217,940

The following table provides an analysis of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Nine Months Ended October 31,					%	Same store
	2013	% of Total	2012	% of Total	Change	Change	% change
(dollars in thousands)
Home appliance	$187,989	27.2%	$148,716	29.4%	$39,273	26.4%	16.4%
Furniture and mattress	162,982	23.6	92,735	18.3	70,247	75.8	47.4
Consumer electronic	180,972	26.2	146,119	28.9	34,853	23.9	11.6
Home office	64,831	9.5	42,755	8.5	22,076	51.6	37.9
Other	31,708	4.6	29,479	5.8	2,229	7.6	1.0
Product sales	628,482	91.1	459,804	90.9	168,678	36.7	22.5
Repair service agreement commissions	52,756	7.6	35,930	7.1	16,826	46.8	38.4
Service revenues	8,968	1.3	10,181	2.0	(1,213)	(11.9)
Total net sales	$690,206	100.0%	$505,915	100.0%	$184,291	36.4%	23.7%

The following provides a summary of items influencing the Company’s major product category performance during the quarter, compared to the prior-year period:

•	Home appliance unit volume increased 12.8%. Laundry sales increased 30.6%, refrigeration sales were up 25.9%, cooking sales rose 25.2% and air conditioner sales declined 9.0%;

•	Furniture unit sales increased 79.7% and the average selling price remained flat;

•	Mattress unit volume increased 37.4% and average selling price was up 16.3%;

•	Television sales rose 18.6%, with overall growth reported in average selling price and quantities; and

•	Computer sales increased 39.6% and tablet sales were up 87.3%.

	Nine Months Ended October 31,
(in thousands)	2013	2012	Change
Interest income and fees	$109,667	$90,915	$18,752
Insurance commissions	31,688	17,001	14,687
Other income	1,067	857	210
Finance charges and other	$142,422	$108,773	$33,649

Interest income and fees and insurance commissions are included in the finance charges and other for the credit segment, while other income is included in finance charges and other for the retail segment.

Interest income and fees of the credit segment increased over the prior year level primarily driven by an 25.6% increase in the average balance of the portfolio. Portfolio interest and fee yield declined 70 basis points year-over-year, to 17.9%, due primarily to increased short-term, no-interest financing. Short-term, promotional receivables averaged 31.1% of the total portfolio balance during the nine months ended October 31, 2013, which compares to 19.3% in the prior-year period. Insurance commissions were favorably impacted by increased front-end commissions due to higher retail sales and increased retrospective commissions due to lower claims experience.

The following table provides key portfolio performance information for the nine months ended October 31, 2013 and 2012:

	Nine Months Ended October 31,
	2013	2012
(in thousands, except percentages)
Interest income and fees (a)	$109,667	$90,915
Net charge-offs	(42,653)	(40,024)
Borrowing costs (b)	(10,720)	(13,159)
Net portfolio yield	$56,294	$37,732
Average portfolio balance	$820,305	$652,868
Interest income and fee yield % (annualized)	17.9%	18.6%
Net charge-off % (annualized)	6.9%	8.2%

(a)	Included in finance charges and other.

(b)	Total interest expense.

	Nine Months Ended October 31,
(in thousands, except percentages)	2013	2012	Change
Cost of goods sold	$411,484	$325,041	$86,443
Product gross margin percentage	34.5%	29.3%

Product gross margin expanded 520 basis points as a percent of product sales from the nine months ended October 31, 2012. Margin improvement was reported in each of the major product categories – reflecting the benefit of the sale of higher-price point, higher margin goods and the realization of sourcing opportunities. Product gross margin was also influenced by a favorable shift in product mix.

	Nine Months Ended October 31,
(in thousands, except percentages)	2013	2012	Change
Cost of service parts sold	$4,010	$4,513	$(503)
As a percent of service revenues	44.7%	44.3%

Cost of service parts sold declined due to a $1.2 million reduction in service revenues.

	Nine Months Ended October 31,
(in thousands, except percentages)	2013	2012	Change
Selling, general and administrative expense - Retail	$188,340	$139,832	$48,508
Selling, general and administrative expense - Credit	54,013	40,415	13,598
Selling, general and administrative expense - Total	$242,353	$180,247	$62,106
As a percent of total revenues	29.1%	29.3%

For the nine months ended October 31, 2013, the increase in SG&A expense was driven by higher compensation, occupancy costs and delivery costs.

The SG&A expense increase in the retail segment was primarily due to higher sales-related compensation and delivery costs, occupancy costs and advertising expenses. As a percent of segment revenues, SG&A expense in the current period declined 40 basis points as compared to the prior-year period due to the leveraging effect of increased revenues partially offset by costs associated with new store openings.

The increase in SG&A expense for the credit segment was driven by customer receivable portfolio growth resulting in higher compensation costs related to collections personnel.

	Nine Months Ended October 31,
(in thousands, except percentages)	2013	2012	Change
Provision for bad debts - Retail	$389	$630	$(241)
Provision for bad debts - Credit	57,660	34,208	23,452
Provision for bad debts - Total	$58,049	$34,838	$23,211
Provision for bad debts - Credit as a percent of average portfolio balance (annualized)	9.4%	7.0%

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $0.4 million and $0.6 million for the nine month periods ended October 31, 2013 and 2012, respectively, included in the results of operations for the retail segment.

The provision for bad debts of the credit segment increased by $23.5 million from the prior-year period. This additional provision was driven by the substantial year-over-year growth in the average receivable portfolio balance outstanding, which includes an increase of $151.3 million during the current-year period. Additionally, the provision for bad debts rose due to deterioration in the delinquency rate for accounts greater than 60 days past due from 6.7% as of April 30, 2013 to 8.5% as of October 31, 2013.

	Nine Months Ended October 31,
(in thousands)	2013	2012	Change
Store and facility closure and relocation costs	$2,834	$163	$2,671
Costs related to relocation	—	987	(987)
Charges and credits	$2,834	$1,150	$1,684

During the nine months ended October 31, 2013, we recorded a $2.8 million charge related to the closing and relocation of certain retail locations and other facilities. Of this amount, $2.0 million was related to the revision of estimated lease obligations of previously closed stores.

During the first nine months of fiscal 2013, we recorded $1.0 million in pre-tax charges related to the relocation of certain corporate operations from Beaumont to The Woodlands, Texas. Additionally, we incurred $0.2 million in charges related to the adjustment of future lease obligations for closed stores.

	Nine Months Ended October 31,
(in thousands)	2013	2012	Change
Interest expense	$10,720	$13,159	$(2,439)

Net interest expense for the nine months ended October 31, 2013 declined by $2.4 million primarily due to the repayment of outstanding asset-backed notes, which carried a higher effective interest rate, over the twelve-month period ended April 2013. The entirety of our interest expense is included in the results of operations of the credit segment.

	Nine Months Ended October 31,
(in thousands)	2013	2012	Change
Loss on extinguishment of debt	$—	$818	$(818)

The Company amended and restated its asset-based loan facility with a syndicate of banks on September 26, 2012. In connection with the transaction, the Company expensed $0.8 million in previously deferred transaction costs associated with lenders which are no longer in the current syndicate of banks. This amount in included in the results of operations of the credit segment.

	Nine Months Ended October 31,
(in thousands, except percentages)	2013	2012	Change
Provision for income taxes	$37,502	$20,080	17,422
As a percent of income before income taxes	36.3%	36.5%

The provision for income taxes increased due primarily to the year-over-year improvement in profitability.

Liquidity and Capital Resources

Cash flow

Operating activities

During the nine months ended October 31, 2013, net cash used in operating activities was $109.7 million, which compares to net cash provided by operating activities of $15.2 million during the prior-year period. The year-over-year improvement in operating performance was more than offset by the impact of the use of cash to fund a $249.7 million increase in customer accounts receivable during the nine months ended October 31, 2013.

Investing activities

Net cash used in investing activities increased to $37.1 million in the current period, as compared to $21.0 million in the prior period, primarily due to the construction of new stores and remodeling of existing store locations. We expect during the next twelve months to invest between $30 million and $40 million, net of landlord-funded tenant improvement allowances, in capital expenditures for new stores, remodels and other projects.

Financing activities

Net cash provided by financing activities was $146.6 million during the nine months ended October 31, 2013, as compared to $3.7 million in the prior period. The year-over-year increase was primarily driven by borrowings used to fund the growth of the customer receivable portfolio. During the nine months ended October 31, 2013, we received $10.8 million in cash proceeds and $4.7 million in tax benefit related to the exercise of stock options. Additionally, the balance in restricted cash declined $4.7 million with the retirement of the asset-backed notes.

Liquidity

We require capital to finance our growth as we remodel existing stores and add new stores and markets to our operations, which in turn requires additional working capital for increased customer receivables and inventory. We have historically financed our operations through a combination of cash flow generated from earnings and external borrowings, including primarily bank debt, vendor credit, issuance of securitized asset-backed notes and the issuance of common stock.

As of October 31, 2013, our asset-based revolving credit facility had capacity of $585.0 million and was scheduled to mature in September 2016. We completed an expansion and extension of the facility on November 25, 2013, under which the commitment level increased $265.0 million to $850.0 million, the maturity date was extended to November 2017 and the interest rate spread was reduced 25 basis points. The facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The amended facility bears interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit.

As of October 31, 2013, we had immediately available borrowing capacity of $162.3 million under our asset-based revolving credit facility, net of standby letters of credit issued, available to us for general corporate purposes. After giving effect to the November 25, 2013 amendment, we would have had $231.1 million of immediately available borrowing capacity as of October 31, 2013, and an additional $196.3 million that could become available upon increases in eligible inventory and customer receivable balances under the borrowing base.

We expect, based on current facts and circumstances, that we will be in compliance with the above covenants for the next twelve months. The weighted average interest rate on borrowings outstanding under the asset-based revolving credit facility was 3.0% at October 31, 2013.

On April 30, 2012, our VIE issued $103.7 million of notes which bore interest at 4.0% and were sold at a discount to deliver a 5.21% yield, before considering transaction costs. The principal balance of the notes, which was secured by certain customer receivables, was reduced on a monthly basis by collections on the underlying customer receivables after the payment of interest and other expenses of the VIE. On April 15, 2013, the VIE redeemed the then outstanding notes and the remaining receivables were transferred back to us.

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

The weighted average effective interest rate on borrowings outstanding under all our credit facilities for the three months ended October 31, 2013 was 4.0%, including the interest expense associated with our interest rate caps and amortization of deferred financing costs.

A summary of the previous and subsequently amended significant financial covenants that governed our credit facility compared to our actual compliance status at October 31, 2013, is presented below:

Required Minimum/Maximum
	Actual	Previous Covenants	Amended Covenants
Fixed charge coverage ratio must exceed required minimum	1.92 to 1.00	1.10 to 1.00	1.10 to 1.00
Total liabilities to tangible net worth ratio must be lower than required maximum	1.10 to 1.00	2.00 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed stated amount	5.06%	4.74%	4.50%
Capital expenditures, net must be lower than stated amount	$18.6 million	$40.0 million	$75.0 million

Note: All terms in the above table are defined by the revolving credit facility and may or may not directly correlate to the financial statement captions in this document. The covenants are required to be calculated quarterly on a trailing twelve month basis, except for the cash recovery percentage, which is calculated monthly on a trailing three month basis.

Payments received on customer receivables which averaged approximately $52.3 million per month during the three months ended October 31, 2013, are available each month to fund new customer receivables generated.

We plan to fund our operations and expected growth through a combination of cash flow generated from operations, existing credit facilities, vendor credit, expansion of our existing credit facilities, new debt financing and other sources of capital. We believe these sources of capital will be sufficient to fund our operations, store expansion and updating activities and capital programs for at least the next twelve months, subject to continued compliance with the covenants in our debt and other credit arrangements. If the repayment of amounts owed under our debt and other credit arrangements is accelerated for any reason, we may not have sufficient cash and liquid assets at such time to be able to immediately repay all the amounts owed under our facility.

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

For the nine months ended October 31, 2013, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5.  Other Information

Amendment to the Company’s Bylaws.  On December 3, 2013, the Board of Directors amended and restated the Company’s Bylaws to change the standard for the election of directors in uncontested elections from a plurality voting standard to a majority voting standard. Under the amended provisions, the Secretary of the Company will determine whether or not an election is contested as of the tenth (10th) day before the date on which the Company files its definitive proxy statement with the Securities and Exchange Commission. In a contested election, directors will continue to be elected by a plurality of the votes properly cast on the election of directors. In connection with this amendment, the Board also amended the Company’s Corporate Governance Guidelines and adopted a director resignation policy.

A copy of the Amended and Restated Bylaws is attached hereto as Exhibit 3.2 and incorporated herein by reference. The foregoing summary of our Amended and Restated Bylaws is qualified in its entirety by the full text of the Amended and Restated Bylaws.

Amendments to Executive Severance Agreements.  On December 3, 2013, the Company entered into a First Amendment to Executive Severance Agreement with each of Theodore M. Wright, Michael J. Poppe, Brian E. Taylor and David W. Trahan (collectively, the “First Amendments”). The terms of the First Amendments replace the mandatory reduction in benefits in connection with a change-in-control with a provision providing for a reduction of benefits if the net after-tax benefit of such reduction is greater than the net after-tax benefit if such reduction is not made. The foregoing description of the First Amendments does not purport to be complete and is qualified in its entirety by reference to the First Amendments, filed hereto as Exhibits 10.1, 10.2, 10.3, and 10.4 and are incorporated herein by reference.

Amendment to Stock Ownership Guidelines. The Company’s Nominating and Corporate Governance Committee previously adopted minimum stock ownership guidelines to increase the alignment of the Company’s directors and named executive officers’ financial interests with those of its stockholders. On December 3, 2013, the Nominating and Corporate Governance Committee amended the Company's Stock Ownership Guidelines to require that the Company’s (i) non-executive directors own shares of the Company’s common stock worth 3 times his or her annual cash retainer, instead of 2 times as previously required, (ii) Chief Executive Officer own shares of the Company’s common stock worth 4 times his or her annual base salary, instead of 2 times as previously required and (iii) other named executive officers own shares of the Company’s common stock worth 2 times his or her annual base salary, instead of 1.5 times as previously required.

Compensatory Arrangements of Certain Officers. On December 2, 2013, the Compensation Committee of the Board of Directors, in connection with an evaluation of executive compensation, and after considering the recommendation of the independent compensation consultants, approved increases to the annual compensation for certain of its named executive officers, effective as of February 1, 2014. Such increases were ratified by the Company’s Board of Directors on December 3, 2013. The increases in annual base salary and other compensation for those named executive officers for the Company’s fiscal year ending January 31, 2015 are set forth in the tables and narrative below:

Name	Title	Current Annual Base Salary	Fiscal 2015 Annual Base Salary
Theodore M. Wright	Chairman, President and Chief Executive Officer	$700,000	$850,000
Michael J. Poppe	Executive Vice President and Chief Operating Officer	$425,000	$460,000
David W. Trahan	President-Retail	$345,000	$410,000
Brian E. Taylor	Vice President, Chief Financial Officer and Treasurer	$295,000	$400,000

 In addition, the Company’s named executive officers are eligible to receive equity awards as described in more detail in our Proxy Statement for the 2013 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 18, 2013 (the “Proxy”). For any grants that may be issued in fiscal year 2015, the Compensation Committee increased Mr. Wright’s target value of annual long-term equity award from 100% of annual base salary to 100% of the aggregate amount of his annual base salary plus his target-level cash bonus award (described below). The target value, as a percentage of annual base salary, for any annual long-term equity awards that may be granted to our other named executive officers will remain unchanged.

On December 3, 2013, the Compensation Committee of our Board of Directors adopted our fiscal 2015 cash bonus program (“Cash Bonus Program”). Our named executive officers, as well as certain of our other executive officers and employees are eligible to participate in the Cash Bonus Program.

The purpose of the plan is to promote the interests of the Company and our stockholders by providing key employees with financial incentives upon the achievement of specified business objectives and our financial performance, as well as to help us attract, retain and motivate key employees by providing competitive compensation opportunities linked to individual and Company performance.

The Committee established three bonus levels for the Cash Bonus Program: threshold, target and maximum. Each participant in the Cash Bonus Program is eligible to receive cash bonus payments upon the attainment of certain pre-determined operating pre-tax profit levels for the fiscal year ending January 31, 2015. If we do not attain the threshold level, no payment will be made to any individual under the Cash Bonus Program. Linear interpolation will be used to calculate payments under the Cash Bonus Program for amounts that may fall in between threshold, target and maximum levels of performance.

The Compensation Committee has set Mr. Wright’s target and maximum-level awards under the Cash Bonus Program at 100% and 200% of annual base salary, respectively, an increase from 60% and 120% of annual base salary, respectively, under the Company’s fiscal 2014 cash bonus program. The target and maximum award levels for our other named executive officers under the Cash Bonus Program remain unchanged from the 2014 cash bonus program.

The Committee made these changes in total compensation for certain of our named executive officers, in consultation with its independent compensation consultant, as part of a continuing shift towards a market median compensation approach for all elements of named executive officer compensation. The compensation changes are intended to enhance the competitiveness of base salaries relative to market median. The changes in annual base salary do not impact the fiscal 2014 annual incentive bonus determinations.

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

Date: December 5, 2013

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

3.2	Amended and Restated Bylaws of Conn’s, Inc. effective as of December 3, 2013 (filed herewith).

4.1
Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003).

10.1	Amendment to Executive Severance Agreement dated as of December 3, 2013, by and between Theodore M. Wright and Conn's, Inc. (filed herewith).

10.2	Amendment to Executive Severance Agreement dated as of December 3, 2013, by and between Michael J. Poppe and Conn's, Inc. (filed herewith).

10.3	Amendment to Executive Severance Agreement dated as of December 3, 2013, by and between David W. Trahan and Conn's, Inc. (filed herewith).

10.4	Amendment to Executive Severance Agreement dated as of December 3, 2013, by and between Brian E. Taylor and Conn's, Inc. (filed herewith).

10.5
First Amendment to Second Amended and Restated Loan and Security Agreement, effective as of November 25, 2013, among Conn’s, Inc., Conn Appliances, Inc., Conn Credit I, LP, Conn Credit Corporation, Inc., the banks and other financial institutions identified as “Lenders” therein, and Bank of America, N.A., as Administrative Agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc. Form 8-K  (File No. 000-50421) as filed with the Securities and Exchange Commission on November 26, 2013).

12.1	Statement of computation of Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith).

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2014, filed with the SEC on December 5, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at October 31, 2013 and January 31, 2013 and, (ii) the consolidated statements of operations for the three months and nine months ended October 31, 2013 and 2012, (iii) the consolidated statements of comprehensive income for the three months and nine months ended October 31, 2013 and 2012, (iv) the consolidated statements of cash flows for nine months ended October 31, 2013 and 2012, (v) the consolidated statements of stockholders' equity for the nine months ended October 31, 2013 and 2012 and (vi) the notes to consolidated financial statements.