Form 10-K
period 2014-01-31
CONNS INC
filed 2014-03-27
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2013, was approximately $1.6 billion based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market.

There were 36,131,069 shares of common stock, $0.01 par value per share, outstanding on March 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Conn’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, to be filed by Conn’s with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after January 31, 2014.

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

Company Overview

Conn’s is a leading specialty retailer that offers a broad selection of quality, branded durable consumer goods and related services in addition to a proprietary credit solution for its core credit constrained consumers. We operate a highly integrated and scalable business through our retail stores and website. Our complementary product offerings include home appliances, furniture and mattresses, consumer electronics and home office products from leading global brands. Our credit offering provides financing solutions to a large, underserved population of credit constrained consumers who typically have credit scores between 550 and 650. We provide customers the opportunity to comparison shop across brands with confidence in our competitive prices as well as affordable monthly payment options, next day delivery and installation, and product repair service. We believe our large, attractively merchandised stores and credit solutions offer a distinctive shopping experience compared to other retailers that target our core customer demographic.

The address of our principal executive offices is 4055 Technology Forest Blvd, Suite 210, The Woodlands, Texas 77381, and our telephone number is (936) 230-5899.  We are a Delaware corporation and operate as two reportable segments: retail and credit.

Retail Segment.     We began as a small plumbing and heating business in 1890 and started selling home appliances to the retail market in 1937 through one store located in Beaumont, Texas. As of January 31, 2014, we operated 79 retail stores located in five states: Texas (58), Arizona (8), Louisiana (7), New Mexico (3) and Oklahoma (3). Our stores typically range in size from 20,000 to 50,000 square feet and are predominately located in areas densely populated by our core customer and are typically anchor stores in strip malls. We utilize a merchandising strategy that offers approximately 2,300 quality, branded products from approximately 200 manufacturers and distributors in a wide range of price points. This wide selection allows us to offer products and price points that appeal to the majority of our core consumers.

Our primary retail product categories include:

•	Home appliance, including refrigerators, freezers, washers, dryers, dishwashers and ranges. We represent such brands as Dyson, Electrolux, Eureka, Friedrich, General Electric, Haier, LG and Samsung;

•
Furniture and mattress, including furniture and related accessories for the living room, dining room and bedroom, as well as both traditional and specialty mattresses. We represent such brands as Bello, Elements, Franklin, Home Stretch, Jackson-Catnapper, Klaussner, Sealy, Serta, Steve Silver and Z-Line;

•
Consumer electronics, including LCD, LED, 3-D, Ultra HD and plasma televisions, Blu-ray players, home theater and video game products, digital cameras and portable audio equipment. We represent such brands as Bose, Canon, Haier, Harmon/Kardon, LG, Microsoft, Monster, Nikon, Nintendo, Samsung, Sharp, Sony and Toshiba; and

•	Home office, including computers, tablets, printers and accessories. We represent such brands as Acer, Asus, Dell, Hewlett-Packard, Microsoft, Samsung, Sony and Toshiba.
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

Credit Segment.     For over 45 years, we have offered consumer credit to our credit-worthy customers. We provide access to multiple financing options to address various customer needs including a proprietary in-house credit program, a third-party financing program and a third-party rent-to-own payment program. The majority of our credit customers use our in-house credit program and typically have a credit score of between 550 and 650, with an average score of applicants for the twelve months ended January 31, 2014 of 602. For customers who do not qualify for our in-house program, we provide access to rent-to-own payment plans offered by AcceptanceNow. For customers with higher credit scores, we have partnered with GE Capital to offer long-term, no interest and revolving credit plans. GE Capital and AcceptanceNow manage their respective underwriting decisions and collection of their programs. For the twelve months ended January 31, 2014, we financed approximately 77.3% of our retail sales, including down payments, under our in-house financing plan.

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

We believe our consumer credit program differentiates us from our competitors that do not offer similar in-house consumer credit programs, and generates strong customer loyalty and repeat business. During fiscal years 2014, 2013 and 2012, approximately 55.8%, 69.2% and 72.6%, respectively, of our credit customers were repeat customers, based on the number of credit invoices written. As of January 31, 2014 and 2013, approximately 52.9% and 65.5%, respectively, of balances due under our in-house credit program were from customers that have had previous credit accounts with us. The percentage of new customers in our credit program has grown primarily due to increased marketing in our existing markets and the new store additions resulting from our entry into new markets.

Industry and Competitive Overview

The products we sell are often times considered home necessities, used by our customers in their everyday lives.

We believe, over time, we have and may benefit from several key industry trends and characteristics, including:

•
introduction of new technologies driving consumers to upgrade existing appliances and electronics (such as large-capacity, high-efficiency laundry; internet-ready, OLED and ultra HD televisions; and tablets);

•
increasing demand for large-screen (60 inches and greater) televisions, which are sold at a higher price point, typically requiring financing by our customers and are large items that cannot be easily carried out of the retail store, and therefore typically require delivery and installation;

•	rationalization of several national and regional players leading to market share opportunities; and

•	reductions in consumer lending, especially for lower tier credit score customers.

Home Appliance.  According to the U.S. Department of Commerce — Bureau of Economic Analysis, personal consumption expenditures for home appliances were $45.5 billion in 2013, an increase of 3.6% from $43.9 billion in 2012. Major household appliances, such as refrigerators and washer/dryers, account for approximately 86.6% of this total at $39.4 billion in 2013. For the twelve months ended January 31, 2014, 2013 and 2012, we generated 28.6%, 30.7% and 31.6%, respectively, of total product sales from the sale of home appliances.  The retail appliance market is large and concentrated among a few major dealers, with sales coming primarily from department stores, home improvement centers, large appliance and electronics superstores, national chains and small regional chains.

In the home appliance market, many factors impact sales, including consumer confidence, economic conditions, household formations and new product introductions. Key drivers of sales in the appliance market include product design and innovation as well as trends in the sale of homes. Products recently introduced include large-capacity, high-efficiency laundry appliances and refrigerator design innovation, and variations on these products, including new features.

Furniture and Mattress.  According to the U.S. Department of Commerce — Bureau of Economic Analysis, personal consumption expenditures for household furniture was $95.4 billion in 2013, compared to $94.0 billion in 2012. The household furniture and mattress market is highly fragmented with sales coming from manufacturer-owned stores, independent dealers, furniture centers, specialty sleep product stores, national and local chains, mass market retailers, department stores and, to a lesser extent, home improvement centers, decorator showrooms, wholesale clubs, catalog retailers and the internet. For the twelve months ended January 31, 2014, 2013 and 2012, we generated 26.0%, 20.4% and 16.8%, respectively, of total product sales from the sale of furniture and mattresses. The furniture and mattress category generated our highest individual product category gross margin of 49.3% versus our overall retail product margin of 34.9% for the twelve months ended January 31, 2014. Given our ability to provide customer financing and next-day delivery, we believe that we have significant growth opportunities in this market, and expect to continue to expand our offering of furniture and the floor space in our stores dedicated to this category.

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

Consumer Electronics.  According to the U.S. Department of Commerce – Bureau of Economic Analysis, consumer electronics spending was $212.2 billion in 2013, a 3.5% increase from 2012. Televisions accounted for $38.3 billion of the overall personal consumption expenditures, versus $37.3 billion in the prior year. Personal computers and peripheral equipment accounted for $53.7 billion of the overall expenditures, compared to $50.9 billion in the prior year. For the twelve months ended January 31, 2014, 2013 and 2012, we generated 29.9%, 33.6% and 38.5%, respectively, of total product sales from the sale of consumer electronics. The consumer electronics market is highly fragmented with sales coming from large appliance and electronics superstores, national chains, small regional chains, single-store operators, consumer electronics departments of selected department and discount stores and internet retailers.

Technological advancements and the introduction of new products have largely driven demand in the consumer electronics market. Historically, industry growth has been fueled primarily by the introduction of products that incorporate digital technology, such as high definition flat-panel (including 3-D, OLED, Ultra HD, LCD, LED and internet-ready technology) televisions, Blu-ray players, home theater and video game products, tablets, touch-screen computers and digital cameras. Digital products offer significant advantages, including better clarity and quality of video and audio, durability of recording and compatibility with computers and tablets. In recent years, however, market demand for and the selling price of flat panel televisions have declined due to the slower pace of innovation in the industry.

Consumer Credit.  Based on data from the Federal Reserve System, estimated total consumer credit outstanding, which excludes primarily loans secured by real estate, was $3.11 trillion as of December 31, 2013, an increase of 6.5% from $2.92 trillion at December 31, 2012. Consumers obtain credit from banks, credit unions, finance companies and non-financial businesses that offer credit, including retailers. The credit obtained takes many forms, including revolving (e.g., credit cards) or fixed-term (e.g., automobile loans) credit, and at times is secured by the products being purchased.

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

Recent Initiatives and Accomplishments

In late fiscal year 2011, with the appointment of our current Chairman and Chief Executive Officer, Theodore M. Wright, as our Chairman, our management and Board of Directors began an aggressive review of our store level and credit portfolio performance. As a result, we closed a total of 11 stores during fiscal year 2012, two stores during fiscal year 2013 and three additional stores in fiscal year 2014. We continue to actively review the performance of our existing store locations, customer demographics and retail sales opportunities to determine whether additional stores should be closed or relocated or whether other operational changes should be pursued.

Beginning in fiscal year 2013, pursuant to our continuing strategic operational review, we reinstated our new store growth strategy, emphasizing an increased selection of higher margin furniture and mattresses in our stores. During fiscal year 2013, we opened five new stores. We opened an additional 14 new stores in fiscal 2014 and plan to open 15 to 20 new stores in fiscal 2015. We also implemented a store remodeling program in fiscal year 2012, pursuant to which 31 stores have been remodeled or relocated as of January 31, 2014, with five to 10 more store remodels and relocations scheduled for completion by January 31, 2015.

As of January 31, 2014, 50 of our 79 stores were operating in the Conn's HomePlus format.

During the twelve months ended January 31, 2014 and 2013, same store sales rose 26.5% and 14.3%, respectively. Additionally, retail gross margins increased to 39.9% for the year ended January 31, 2014 from 35.2% and 28.7% in fiscal 2013 and 2012, respectively.

We continue to focus on improving the profit contribution of our credit operation by modifying our underwriting standards and improving consistency of the performance of our collection operations. During fiscal 2012, we modified our practices to focus on higher value accounts that we believe are most likely to be paid. This included, among others, changing our charge-off policy to accelerate the write-off of past due accounts and limiting the re-aging of customer accounts.

Competitive Strengths

Well-defined customer base in desirable geographic region with significant room for expansion.    We have a well-defined core consumer base that is comprised of working individuals who typically earn between $25,000 to $60,000 in annual income; live in densely populated, mature neighborhoods; and typically shop our stores to replace older household goods with newer items. Our product line is comprised of durable home necessities which enables us to appeal to a diverse range of cultural and socioeconomic backgrounds and to operate stores in diverse markets.

With 58 of our 79 stores in Texas, we believe we continue to benefit from strong demographic trends. According to the Bureau of Economic Analysis, Texas was the second largest state by nominal GDP in 2013. In addition, from 2000 to 2010, Texas experienced population growth of 20.6% compared to the U.S. population growth of 9.7% over the same period. Moreover, Texas’ average unemployment rate of 5.7% continues to trend below the national rate of 6.6% as of January 2014.

We believe the broad appeal of the Conn’s store to our geographically diverse core demographic, the historical unit economics and current retail real estate market conditions provide us ample room for continued expansion. We are targeting an additional 50 to 60 store openings through the fiscal year ending January 31, 2017. There are many markets in the United States with similar demographic characteristics as our current successful store base, which provides substantial opportunities for future growth.

Powerful store economics.     Our existing stores generate strong cash flow, consistent store-level financial results and favorable returns on investment. In 2011, we began increasing the selection of higher margin furniture and mattresses in our stores. We also introduced in 2011 our Conn's HomePlus store format for future expansion that ranges typically from 30,000 to 45,000 square feet of retail selling space to dedicate more floor space for the furniture and mattress categories. Our five new Conn’s HomePlus stores that were open the entire fiscal year ended January 31, 2014, generated, on average, unit revenue of approximately $15.9 million with an average net initial cash investment of approximately $1.3 million which includes $1.0 million of average build-out costs, including equipment and fixtures (net of tenant improvement allowances), and $250,000 of inventory (net of payables). Store investment excludes the working capital required to support the credit portfolio balances generated by sales made using in-house credit at the store. We expect our Conn's HomePlus stores to breakeven on a cash basis, on average, within two months and expect our full cash payback period to be, on average, within six months.

We are executing a comprehensive remodeling program to update our existing stores to provide the additional retail selling space required by the increased merchandising focus on higher margin furniture and mattresses. Remodels generally range in cost from $400,000 to $1,000,000 per store for the 23 stores completed to date. The reformatted and updated sales floor, combined with the larger selection of furniture and mattresses, has resulted in an increase in same store sales. We have also relocated eight stores to nearby locations to provide for additional retail selling space.

Affordable financing and a distinctive shopping experience drives aspirational purchases.     We strive to ensure that our customers’ shopping experience at Conn’s is equal to, or exceeds, their experience with other providers of durable consumer goods targeting our core customer demographic. We do this by combining our retail stores and supporting services with financing alternatives that provide our customers the ability to make aspirational purchases. We have built our distinctive shopping experience through a continuing focus on execution in five key areas: merchandising, customer credit, product delivery and installation, product service and training. Successful execution of our business plans relies on the following strategies:

•	Offering a broad range of brand name products for the home. We offer a wide range of the latest in leading global brand names and product lines from approximately 200 manufacturers and distributors.

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

Proprietary in-house credit program creates significant customer loyalty.     Our in-house consumer credit program is an integral part of our business, and we believe it is a major driver of customer loyalty. We believe our proprietary credit model is a significant competitive advantage we have developed over our 45 years of experience in providing credit. We have developed a proprietary underwriting model that provides standardized credit decisions, including down payment amounts and credit terms, based on customer risk and income level. We use our proprietary auto-approval algorithm and in-depth evaluations of creditworthiness performed by qualified in-house credit underwriters to complete all credit decisions. Based on this process, 67.7% of all credit applications that were approved during fiscal year 2014 were approved through the auto-approval process. In order to improve the speed and consistency of underwriting decisions, we continually review our auto-approval algorithm. Additionally, we are able to provide access to monthly payment options to a wider range of consumers through our relationship with AcceptanceNow and GE Capital. Our in-house credit program and access to third-party financing allows us to provide credit to a large and underserved customer base and differentiates us from our competitors that do not offer similar programs.

Growth Strategies

We seek to increase our revenues and profitability through the execution of our growth strategies, which include:

Expand our geographic footprint through new store openings and remodel existing stores.    We plan to open new stores in select new and existing geographic markets that target our well-defined, core customer base. In addition to the 19 new stores we collectively opened in fiscal years 2013 and 2014, we plan to open an additional 15 to 20 stores by January 31, 2015. All of these stores will be based on our Conn's HomePlus format and will generally range between 30,000 and 45,000 square feet. We believe, based on our new-store site selection criteria as well as changes in the competitive landscape, that there are substantial opportunities to add stores in new and existing markets with a long-term potential for more than 300 Conn’s stores in the United States.

Additionally, we will continue to remodel and relocate stores in markets that we believe can support the additional retail selling space. As of January 31, 2014, we had completed the remodel or relocation of 31 of our locations. An additional five to 10 remodels and relocations are planned for fiscal year 2015.

As of January 31, 2014, 50 of our 79 stores were operating in the Conn's HomePlus format.

Continue to improve our customers’ experience and grow revenue and profitability by adding new products and brands to our furniture and mattress categories.    In recent years, one of our key focuses has been to improve our merchandising. We have increased the floor space in new and remodeled stores dedicated to our higher margin furniture and mattress product offerings and have expanded the product selection we provide to our customers across all of our categories. Additionally, we have focused on improving the quality of products we offer and have added higher quality products to give our customers more options, while discontinuing certain lower price, lower margin items. We intend to continue to remodel or relocate our remaining stores to provide a larger and more prominent presentation for furniture and mattresses. Additionally, we have worked to increase the volume of products purchased directly from manufacturers, which has allowed us to improve the retail gross margins we realize.

Drive operating margins by increasing operating and working capital efficiencies.    We continue to make the necessary investments in our retail and credit infrastructure to support our near-term growth. We believe our disciplined approach and focus on supply chain management will allow us to continue to execute successfully in new and existing markets. We have expanded our management team during the past several years to support and oversee our growth and we believe we have a robust pipeline of future store and regional managers. We are focused on hiring well-qualified associates in new markets who we believe will be successful in our highly consultative sales process. We believe our ability to sell a balanced mix of quality products has also made us a valued partner for our vendors who are supportive of and we believe will benefit from our store growth plans.

We plan to continue to improve our operating results by leveraging our existing infrastructure and seeking to continually optimize the efficiency of our marketing, merchandising, sourcing, distribution and credit operations. As we penetrate new markets, we expect to increase our purchase volumes, achieve distribution efficiencies and strengthen our relationships with our key vendors. We also expect our increased store base and higher net sales to further leverage our existing corporate and regional infrastructure.

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

•	For customers with credit scores that are generally between 550 and 650, we offer our proprietary in-house financing program, which is a fixed term, fixed payment installment contract; and

•	For customers that do not qualify for our credit program, we offer a rent-to-own payment option through AcceptanceNow.
During the fiscal year 2014, 2013 and 2012, approximately 92.4%, 89.2% and 76.4%, respectively, of our sales were paid for using one of these payment options. Additionally, we continue to review alternative financing programs that may give us the ability to provide more customers with the ability to purchase the products and services we offer.

In recent years, we have modified our underwriting standards and collection practices to focus our portfolio servicing operations on the collection of higher value accounts that we believe are most likely to be paid. The primary changes made were to:

•	Change our charge-off policy such that accounts will be charged off more quickly than in the past, requiring accounts more than 209 days past due at month end to be charged off;

•	Limit re-aging of customer accounts so that no account can be re-aged more than a total of 12 months over the life of the account, among other requirements; and

•	Raise the minimum credit scores and shorten contract terms for higher-risk products and smaller-balances originated to continue to increase the payment rate and improve credit quality.

Customers

We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer accounts for more than 10% of our total revenues. Except for sales through the AcceptanceNow relationship, which were approximately $30.4 million, no single customer accounted for more than $175,000 during the year ended January 31, 2014.

Products and Merchandising

Product categories. Each of our stores sells the major categories of products shown below. The following table presents a summary of total revenues for the years ended January 31, 2014, 2013 and 2012:

	Year ended January 31,
	2014		2013		2012
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%
Home appliance	$258,713	21.7%	$199,077	23.0%	$188,499	23.8%
Furniture and mattress	235,257	19.7	132,583	15.3	93,778	11.8
Consumer electronic	269,889	22.6	218,506	25.3	233,651	29.5
Home office	102,103	8.6	65,381	7.6	54,585	6.9
Other	37,955	3.2	33,969	3.9	25,847	3.3
Total product sales	903,917	75.8	649,516	75.1	596,360	75.3
Repair service agreement commissions	75,671	6.3	51,648	6.0	42,078	5.3
Service revenues	12,252	1.0	13,103	1.5	15,246	1.9
Total net sales	991,840	83.1	714,267	82.6	653,684	82.5
Finance charges and other	201,929	16.9	150,765	17.4	138,618	17.5
Total revenues	$1,193,769	100.0%	$865,032	100.0%	$792,302	100.0%

Purchasing. We purchase products from over 200 manufacturers and distributors. Our agreements with these manufacturers and distributors typically cover a one-year time period, are renewable at the option of the parties and are terminable upon 30 days written notice by either party. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal 2014, 57.9% of our total inventory purchases were from six vendors, including 23.9%, 14.2% and 5.4% of our total inventory purchases from Samsung, LG, and GE, respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. Other than industry-wide shortages that occur from time to time, we have not experienced significant difficulty in maintaining adequate sources of merchandise, and we generally expect that adequate sources of merchandise will continue to exist for the types of products we sell.

Merchandising. We focus on providing a comprehensive selection of quality merchandise at various price points to appeal to a broad range of potential customers. We primarily sell brand name warranted merchandise. Our established relationships with home appliance, consumer electronics, furniture and mattress vendors give us purchasing power that allows us to offer custom-featured appliances and electronics at prices that compare favorably with national retailers and provides us a competitive selling advantage over other independent retailers. Additionally, we are able to purchase furniture inventory in volumes that allow us to provide next-day delivery and at competitive prices, giving us a competitive advantage over smaller furniture retailers in the marketplace today.

Pricing. We emphasize competitive pricing on all of our products and maintain a low price guarantee on advertised items that is valid in all markets for 10 to 30 days after the sale, depending on the product. We also offer promotionally priced products through specially discounted purchases from our vendors, allowing us to offer our customers unique bargains while maintaining acceptable profitability.

Credit Operations

General. We sell our products for cash or for payment through major credit cards and third-party financing, in addition to offering our customers financing through our proprietary in-house credit program. During fiscal 2014, we financed, on average, approximately 77.3% of our retail sales through our credit program. We offer our customers financing through our installment payment plan. Additionally, some customers are eligible for no-interest financing plans. We use a third-party finance company to provide a portion of our no-interest financing offerings. We also use a third-party provider to offer a rent-to-own financing option to our customers. As of January 31, 2014, we employed more than 600 individuals that focus on credit approval, collections and credit customer service. We also utilize a collection agency to service a portion of our active portfolio. Our employees in these operational areas are trained to follow our methodology in approving credit, collecting our accounts, and charging off any uncollectible accounts based on pre-determined aging criteria, depending on their area of responsibility. All collection personnel are required to complete classroom training, which includes negotiation techniques and credit policy training to ensure customer retention and compliance with debt collection regulations. Post-graduation, the collection trainees undergo skill assessment training, coaching and call monitoring within their respective departments. All credit personnel are required to complete regular refresher training and testing.

The following table presents our product and repair service agreements sales, net of returns and allowances, by method of payment for the periods indicated.

	Year ended January 31,
	2014		2013		2012
(dollars in millions)	Amount	%	Amount	%	Amount	%
Cash and other credit cards	$74,449	7.6%	$75,726	10.8%	$150,671	23.6%
Credit offerings:
In-house financing, including down payment	757,222	77.3	497,125	70.9	385,617	60.4
Third-party promotional financing	117,551	12.0	103,772	14.8	79,805	12.5
Third-party rent-to-own option	30,366	3.1	24,541	3.5	22,345	3.5
Total from monthly payment options	905,139	92.4	625,438	89.2	487,767	76.4
Total all payment options	$979,588	100.0%	$701,164	100.0%	$638,438	100.0%

Our decisions to extend credit to our retail customers are made by our internal credit underwriting department - separate and distinct from our stores and retail sales personnel. In addition to an auto-approval algorithm, we employ a team of credit underwriting personnel to make credit granting decisions using our proprietary underwriting process and oversee our credit underwriting process. Our underwriting process considers one or more of the following elements: credit bureau information income and address verification; current income and debt levels and a review of the customer’s previous credit history with us. The credit risk of the particular products being purchased determines the finance term and the level of the down payment offered to the customer if they choose to make the purchase.

We have developed a proprietary standardized underwriting model that provides credit decisions, including down payment amounts and credit terms, based on customer risk, income level and product risk. We automatically approved approximately 67.7% of all credit applications that were used in purchases of products from us during fiscal 2014, and the remaining credit decisions are based on evaluation of the customer’s creditworthiness by a qualified in-house credit underwriter or required additional documentation from the applicant. To improve the speed and consistency of underwriting decisions, we continually review our auto-approval algorithm. For certain credit applicants that may have past credit problems or lack credit history, we use stricter underwriting criteria. The additional requirements include verification of employment and recent work history, reference checks and minimum down payment levels.

Part of our ability to control delinquency and net charge-off is based on the level of down payments that we require, the maximum contract terms we allow and the purchase money security interest that we obtain in the product financed which reduce our credit risk and increase our customers’ ability and willingness to meet their future obligations. We require the customer to provide proof of property insurance coverage to offset potential losses relating to theft or damage of the product financed.

We currently extend credit to our customers under our in-house credit program through the use of installment accounts, which are paid over a specified period of time with set monthly payments. We no longer provide revolving charge accounts under our in-house credit program because we believe that the structure of installment credit accounts results in better credit performance with our core customer. Additionally, we offer a Conn’s-branded revolving charge program through a third-party consumer lender. Most of our installment accounts provide for payment over 12 to 32 months, with the average account remaining outstanding for approximately 16 to 20 months.

Credit monitoring and collections.  In addition to our underwriting personnel, as of January 31, 2014, we employed approximately 530 people in our collections department who service our active customer credit portfolio. We also utilize a collection agency to service a portion of our active portfolio. Our in-house, credit-financed sales are secured by the products purchased, which we believe gives us a distinct advantage over other creditors when pursuing collections, especially given that many of the products we finance are generally necessities for the home. We employ an intensive credit collection strategy that includes dialer-

based calls, virtual calling and messaging systems, inside collectors that contact borrowers, collection letters, a legal staff that processes claims and attends bankruptcy hearings, and voluntary repossession.

We closely monitor the credit portfolio to identify delinquent accounts early and dedicate resources to contacting customers concerning past due accounts. We believe that our unique underwriting model, secured interest in the products financed, required down payments, local presence, ability to work with customers relative to their product and service needs, and the flexible financing alternatives we offer help mitigate the loss experience on our portfolio. In addition, our customers have the opportunity to make their monthly payments in our stores, and approximately 56.6% of the payments received on credit accounts during the twelve months ended January 31, 2014 were received in one of our store locations. We believe that these factors help us maintain a relationship with the customer that keeps losses lower while encouraging repeat purchases.

Our collection activities involve a combination of efforts that take place in our Beaumont and San Antonio, Texas collection centers. We maintain a dialer system, including virtual collection systems, and letter campaigns that help us contact and speak to customers daily. We also maintain skip-tracing processes that utilize current technology to locate contact information for customers who have moved and left no contact information.

As part of our effort to work with our customers to achieve and maintain a habit of making consistent monthly payments on their credit accounts with us, we will, at times, extend their contractual payment terms, also known as re-aging, which usually results in updating the past due status of the account to reflect it as current. Typically, we will agree to re-age an account when a customer has experienced a financial hardship, such as temporary loss of employment, if, after discussing the situation with the customer, we validate that they are willing and able to resume making their regularly scheduled payments. Generally, for the re-age process to be completed, the customer is required to pay the greater of interest on the account for the number of months re-aged or a full monthly payment. An account can be re-aged multiple times over its life, but the use of the re-age program is limited and must comply with our guidelines. We believe our re-aging programs reduce our ultimate net charge-offs and enhance our ability to collect the full amounts due to us from sales under our credit programs and results in building long-term relationships with those customers that help drive future sales. During fiscal year 2012, based on analysis of the performance of re-aged receivables and considering the cost of collections, we revised our re-aging program to limit the maximum number of months an account can be re-aged, over the life of the contract, to 12 months.  This change has resulted in delinquent, highly-re-aged accounts moving through delinquency to charge-off status more quickly. Repossessions are made when it is clear that the customer is unwilling to establish a reasonable payment program and voluntarily relinquishes control of the purchased merchandise. Our legal department processes our legal collection efforts and helps handle any legal issues associated with the collection process.

Effective July 31, 2011, we changed our charge-off policy, such that we deem an account to be uncollectible and charge it off if the account is more than 209 days past due at the end of a month. Prior to July 31, 2011, our charge-off policy required an account to be charged-off if it was 120 days or more past due and we had not received a payment in the previous seven months. As with our re-age policy change, this has resulted in delinquent accounts charging off more quickly, allowing us to reduce servicing costs and focus our collection resources on accounts that we believe have a higher likelihood of paying. Over the last 36 months, we have recovered approximately 6.9% of charged-off amounts through our collection activities and the sale of previously charged off accounts. The income that we realize from the customer receivables portfolio depends on a number of factors, including credit losses. Therefore, it is to our advantage to manage the portfolio to minimize the combined servicing costs and net losses on the credit portfolio to maximize profitability, including the contribution from the retail sale.

Our credit and accounting staff consistently monitor trends in charge-offs by examining the various characteristics of the charge-offs, including store of origination, product type, customer credit and income information, down payment amounts and other identifying information. We track our charge-offs both gross, before recoveries, and net, after recoveries. We periodically adjust our credit granting, collection and charge-off policies based on this information.

Store Operations

Stores.  We operate retail and clearance stores in Texas, Arizona, Louisiana, Oklahoma and New Mexico and have plans to open 15 to 20 stores during fiscal year 2015. The following table summarizes the number of stores in operation at January 31, 2014 in each of our markets and the number of freestanding and strip mall stores in each market.

	Number of Locations		Retail Square Feet	Storage/Other Square Feet
Geographic Location	Stand Alone	Strip Mall
Texas-
Houston	3	19	552,018	110,524
Dallas/Fort Worth	1	11	354,546	83,719
San Antonio/Austin	3	8	328,647	62,767
Other	3	10	386,344	94,254
Arizona	—	8	280,165	42,240
Louisiana	1	6	193,130	65,930
Oklahoma	—	3	89,661	17,897
New Mexico	—	3	94,474	19,342
Store totals	11	68	2,278,985	496,673
Warehouse/Cross-dock	15	—	—	1,716,366
Corporate Offices	2	1	—	168,478
Total	28	69	2,278,985	2,381,517
Our stores have an average selling space of approximately 28,500 square feet, plus a rear storage area fast-moving or smaller products that customers prefer to carry out rather than wait for in-home delivery.

We are implementing our Conn's HomePlus design in new locations and in existing locations where the market demand supports the required design changes. As of January 31, 2014, 50 of our 79 stores were operating in the Conn's HomePlus format. We believe the Conn's HomePlus format better presents our core product categories of home appliances, furniture and mattresses and consumer electronics to our customers. Additionally, this design allocates additional floor space to furniture and mattresses to allow us to continue to expand the product selection. As we continue to add new stores or update or replace existing stores, we intend to modify our floor plan to the Conn's HomePlus format. All of our updated stores, as well as our new stores, include modern interior selling spaces featuring attractive signage and display areas specifically designed for each major product type. Our Conn's HomePlus stores will generally range in size to include 30,000 to 45,000 square feet of retail selling space. Our investment to update our existing stores to the Conn's HomePlus format generally cost $400,000 to $1,000,000 per store, and we expect these improvements to benefit sales at those stores over time. We continuously evaluate our existing and potential sites to position our stores in desirable locations and relocate stores that are not properly positioned. We typically lease rather than purchase our stores to retain the flexibility of managing our financial commitment to a location if we later decide that the store is performing below our standards or the market would be better served by relocation. After updating, expanding or relocating a store, we expect to increase same store sales at the store.

Store economics.  As of January 31, 2014, we leased all of our current open store locations, with an average monthly rent of approximately $24,700. Our five new Conn’s HomePlus stores that were open the entire fiscal year ended January 31, 2014, generated, on average, unit revenue of approximately $15.9 million with an average net initial cash investment of approximately $1.3 million which includes $1.0 million of average build-out costs, including equipment and fixtures (net of tenant improvement allowances), and $250,000 of inventory (net of payables). Store investment excludes the working capital required to support the credit portfolio balances generated by sales made using in-house credit at the store. We expect our Conn's HomePlus stores to breakeven on a cash basis, on average, within two months and expect our full cash payback period to be, on average, within six months.

During fiscal year 2014, our stores generated average total retail revenues of approximately $12.9 million each and an average operating margin of approximately 24.3%, before credit and insurance revenues and before allocation of advertising, delivery and other overhead expenses.

Personnel and compensation.  We staff a typical store with a store manager, an assistant manager, an average of 17 sales personnel and other support staff, including cashiers and porters based on store size and location. Managers have an average tenure with us of approximately six years and typically have prior sales floor experience. In addition to store managers, we have 15 district management personnel, including district managers and district operations managers, which generally oversee from eight to 12 stores in each market. The senior management team of retail operations has an average of approximately 28 years of experience with us.

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

Training.  New sales personnel complete an intensive two-week classroom training program in the markets where they will be assigned, under the direction of sales management personnel in those markets. In addition, our employees benefit from on-site training conducted by many of our vendors.

We attempt to identify store manager candidates early in their careers with us and place them in a training program. They attend our in-house training program, which provides guidance and direction for the development of managerial and supervisory skills. After completion of the training program, manager candidates work as assistant managers for six to twelve months and are then allowed to manage one of our smaller stores, where they are supervised closely by the store’s district manager. We give new managers an opportunity to operate larger stores as they become more proficient in their management skills. Each store manager attends mandatory training sessions on a monthly basis and also attends sales training meetings where participants receive and discuss new product information.

Marketing

We design our marketing and advertising programs to increase our brand name recognition, educate consumers about our products and services and generate customer traffic in order to increase sales. We conduct our advertising programs primarily through direct mail, television stations, newspaper, radio, telephone and our website. Our promotional programs include the use of discounts, rebates, product bundling and no-interest financing plans. Our website and the information contained on our website is not incorporated in this annual report or Form 8-K or any other document filed with the Securities and Exchange Commission (the “SEC”).

Our website provides customers the ability to apply for credit and purchase our products on-line. The website averaged approximately 23,000 credit applications per month during fiscal 2014. This compares to average monthly website applications of approximately 11,000 and 10,000 during fiscal 2013 and 2012, respectively. The website is linked to a call center, allowing us to better assist customers with their credit and product needs.

Distribution and Inventory Management

We currently operate six regional distribution centers located in Houston, San Antonio, Dallas, Beaumont and El Paso, Texas and Phoenix, Arizona and nine smaller cross-dock facilities. We will soon open distribution centers in Colorado and South Carolina to service those regions. This enables us to deliver products to our customers quickly, reduces inventory requirements at the individual stores and facilitates regionalized inventory and accounting controls.

In our retail stores, we maintain an inventory of certain fast-moving items and products that the customer is likely to carry out of the store. Our computer system and the use of scanning technology in our distribution centers allow us to determine, on a real-time basis, the location of any product we sell. If we do not have a product at the desired retail store at the time of sale, we can provide it through one of our distribution centers on a next day basis.

We primarily use third-party providers to move products from market to market and from distribution centers to stores to meet customer needs. We outsource the majority of our in-home deliveries to a third party. Our fleet of home delivery vehicles enables our highly-trained delivery and installation specialists, in combination with the outsourced distribution arrangements to quickly complete the sales process, enhancing customer service. We also may receive a delivery fee based on the products sold and the services needed to complete the delivery.

Product Support Services

Credit insurance.  Acting as agents for unaffiliated insurance companies, we offer credit property, credit life, credit disability and credit involuntary unemployment insurance, which we collectively refer to as credit insurance, at all of our stores on sales financed under our credit programs. These products cover payment of the customer’s credit account if the financed property is lost or damaged, or in the event of the customer’s death, disability or involuntary unemployment. We receive sales commissions from the unaffiliated insurance company at the time we sell the coverage, and we receive retrospective commissions, which are additional commissions paid by the insurance carrier if insurance claims are less than earned premiums. We recognize our commission on the sale of these third-party insurance contracts in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned.

We require proof of property insurance on all installment credit purchases; however, we do not require that customers purchase this insurance from us. During fiscal 2014, a substantial portion of our credit customers purchased one or more of the credit insurance products we offer. Commission revenues from the sale of credit insurance contracts represented approximately 3.7%, 2.9% and 2.5% of total revenues for fiscal years 2014, 2013 and 2012, respectively. Premiums charged on the credit products we sell are regulated and vary by state.

Repair service agreements.  We provide service for most of the products we sell and only for the products we sell. Customers purchased repair service agreements that we sell for third-party insurers on products representing approximately 60.0% of our total product sales for fiscal 2014. These agreements broaden and extend the period of covered manufacturer warranty service for up to four years from the date of purchase, depending on the product. These agreements are sold at the time the product is purchased. Customers may finance the cost of the agreements along with the purchase price of the associated product. Through a third-party, customers are contacted to provide them the opportunity to purchase an extended period of coverage, and we receive a commission on each sale.  Revenues from the sale of repair service agreements and the other product protection products that we sell represented approximately 7.6%, 7.2% and 6.4% of net sales during fiscal years 2014, 2013 and 2012, respectively.

We have contracts with unaffiliated third-party insurers that issue the initial repair service agreements to cover the costs of repairs performed under these agreements. The initial service agreement is between the customer and the independent third-party insurance company, and, through our agreements with the third-party insurance company, we are obligated to provide service when it is needed under each agreement sold. We receive a commission on the sale of the contract, which is recognized in revenues at the time of the sale, and we receive retrospective commissions, which are additional commissions paid by the insurance carrier over time if the cost of repair claims are less than earned premiums. Additionally, we bill the insurance company for the cost of the service work that we perform. We also offer a renewal program through an unaffiliated third-party insurer and receive a commission on the sale of the contract, which is recognized in revenues during the period the contract is sold.

Regulation

The extension of credit to consumers is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements on the origination, servicing and enforcement of credit accounts. These laws include, but are not limited to, the Federal Truth in Lending Act, Equal Credit Opportunity Act, Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and Federal Trade Commission Act. State laws impose limitations on the maximum amount of finance charges that we can charge and also impose other restrictions on consumer creditors, such as us, including restrictions on collection and enforcement. We routinely review our contracts and procedures to ensure compliance with applicable consumer credit laws. Failure on our part to comply with applicable laws could expose us to substantial penalties and claims for damages and, in certain circumstances, may require us to refund finance charges already paid and to forego finance charges not yet paid under non-complying contracts. We believe that we are in substantial compliance with all applicable federal and state consumer credit and collection laws.

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

Employees

As of January 31, 2014, we had approximately 3,600 employees, of which approximately 1,300 were sales personnel. We offer a comprehensive benefits package including health, life, short - and long-term disability, and dental insurance coverage as well as a 401(k) plan, employee stock purchase plan, paid vacation and holiday pay, for eligible employees. None of our employees are subject to collective bargaining agreements governing their employment with us, and we believe that our employee relations are good. We have a formal dispute resolution plan that requires mandatory arbitration for employment-related issues.

Tradenames and Trademarks

We have registered the trademarks “Conn’s”, “Conn’s HomePlus”, “YES Money”, “YE$ Money”, “SI Money” and our logos, which are protected under applicable intellectual property laws and are the property of Conn’s, Inc.

Available Information

We are subject to reporting requirements of the Securities and Exchange Act of 1934, or the Exchange Act, and its rules and regulations. The Exchange Act requires us to file reports, proxy and other information statements and other information with the SEC. Copies of these reports, proxy statements and other information can be inspected and copied at the SEC Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain these materials electronically by accessing the SEC’s website at www.sec.gov.

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

Item 1A.  Risk Factors

The following discussion of risk factors may be important information in understanding our “forward-looking statements,” which are discussed in Item 7 in this Form 10-K and elsewhere. These risk factors should also be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included in this Form 10-K.

You should consider carefully the risks described below, as well as other information presented in this Form 10-K and in other reports, registration statements and materials that we file with the SEC and the other information incorporated by reference in this Form 10-K. If any of the risks described below or elsewhere in this Form 10-K were to materialize, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our financial condition, results of operations and cash flows.

We may not be able to open and profitably operate new stores in existing, adjacent and new geographic markets.      In fiscal 2014, we opened 14 new stores, and have plans to open 15 to 20 new stores in fiscal 2015, continuing the new store opening program we reinstated in fiscal 2013. New stores may not be profitable on an operating basis during the first several months after they open and even after that time period may not be profitable or meet our goals which could have a material adverse effect on our financial results. There are a number of factors that could affect our ability to implement our new store opening program and growth strategy, including:

•	Difficulties associated with the hiring, training and retention of additional skilled personnel, including store managers;

•	The availability of additional financial resources;

•	The availability of favorable sites in existing, adjacent and new markets at price levels consistent with our business plan;

•	Competition in existing, adjacent and new markets;

•	Competitive conditions, consumer tastes and discretionary spending patterns in adjacent and new markets that are different from those in our existing markets;

•	A lack of consumer demand for our products or financing programs at levels that can support new store growth;

•	Inability to make customer financing programs available that allow consumers to purchase products at levels that can support new store growth;

•	Limitations created by covenants and conditions under our revolving credit facility;

•	The substantial commitment and outlay of financial resources required to open new stores and the possibility that we may recognize little or no related benefit;

•	An inability or unwillingness of vendors to supply product on a timely basis at competitive prices;

•	The failure to open enough stores in new markets to achieve a sufficient market presence and realize the benefits of leveraging our advertising and our distribution system;

•	Unfamiliarity with local real estate markets and demographics in adjacent and new markets;

•	Problems in adapting our distribution and other operational and management systems to an expanded network of stores; and

•	Higher costs for mail, television print, radio or internet advertising.

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

We may not successfully implement our existing store remodeling program which could negatively impact our results of operations or fail to provide a favorable return on our investment.     We have remodeled or relocated 31 of our existing stores as of January 31, 2014 and plan to remodel or relocate five to 10 additional stores by the end of fiscal year 2015. These efforts may not be successful in enhancing the operating results of the stores remodeled, which could negatively affect our results of operations or may not yield a favorable return on the investment required for such remodels. Further, store operations during the remodeling process could be disrupted or stores temporarily closed, which could negatively impact our financial performance. If we are unable to successfully operate remodeled stores in our new store format or customers for those stores are not receptive to the new store format, our operating results for such stores would be negatively affected.

If we are unable to manage the growth of our business, our revenues may not increase, our cost of operations may rise and our results of operations may decline.     As we grow our store base, we will face many business risks associated with growing companies, including the risk that our management, financial controls and information systems will be inadequate to support our expansion in the future. Our growth will require management to expend significant time and effort and additional resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing, warehousing and distribution systems and employee training programs. We cannot predict whether we will be able to effectively manage these increased demands or respond on a timely basis to the changing demands that our expansion will impose on our management, financial controls and information systems. If we fail to successfully manage the challenges of growth, do not continue to improve our systems and controls or encounter unexpected difficulties during expansion, our business, financial condition, operating results or cash flows could be materially adversely affected.

We may expand our retail or credit offerings which may have different operating or legal requirements than our current operations.     In addition to the retail and consumer finance products we currently offer, we may offer other products and services in the future, including new financing products and services. These products and services may require additional or different operating and compliance systems or have additional or different legal or regulatory requirements than the products and services we currently offer. In the event we undertake such an expansion and do not have the proper infrastructure or personnel, do not successfully execute such an expansion, or our customers do not positively respond to such changes, our business, financial condition, operating results or cash flows could be materially adversely affected.

A decrease in our credit sales or a decline in credit quality could lead to a decrease in our product sales and profitability.    In the last three fiscal years, we financed, on average, including down payments, approximately 70.0% of our retail sales through our in-house proprietary credit programs to customers with a broad range of credit worthiness. A large portion of our credit portfolio is to customers considered by many to be subprime borrowers, have limited credit history, low income or past credit problems. Entering into credit arrangements with such customers entail a higher risk of customer default, higher delinquency rates and higher losses than extending credit to more creditworthy customers. While we believe that our pricing and the underwriting criteria and collection methods we employ enable us to manage the higher risks inherent in issuing credit with sub-prime customers, no assurance can be given that such pricing, criteria and methods will afford adequate protection against such risks. We have experienced increased delinquency and charge-off rates on our credit contracts.

Our ability to provide credit as a financing alternative for our customers depends on many factors, including the quality of our customer receivables portfolio. Payments on some of our credit accounts become delinquent from time to time, and some accounts end up in default, due to several factors, such as general and local economic conditions, including the impact of rising interest rates and unemployment rates. As we continue to expand into new markets, we will obtain new credit accounts that may present a higher risk than our existing credit accounts since new credit customers do not have an established credit history with

us. A general decline in the quality of our customer receivable portfolio could lead to a reduction in the advance rates used or eligible customer receivable balances included in the borrowing base calculations under our revolving credit facility and thus a reduction of available credit to fund our finance operations. As a result, if we are required to reduce the amount of credit we grant to our customers, we most likely would sell fewer products, which would adversely affect our financial condition, operating results and cash flows. Further, approximately 56.6% of our credit account payments received during fiscal 2014 were delivered to one of our store locations, any decrease in credit sales could reduce traffic in our stores and lower our revenues. A decline in the credit quality of our credit accounts could also cause an increase in our credit losses, which would result in an adverse effect on our earnings. A decline in credit quality could also lead to stricter underwriting criteria which would likely have a negative impact on net sales.

We maintain an allowance for uncollectible accounts on our customer retail installment contracts held on our balance sheet. If the allowance for uncollectible accounts is inadequate, then we would recognize the losses in excess of the allowance and our results of operations could be adversely affected.

We have significant future capital needs and the inability to access the capital markets may adversely affect our business and expansion plans.      As of January 31, 2014, we financed our customer receivables through an asset-based loan facility that provided $850.0 million in financing commitments and securitized notes. We had $536.3 million outstanding under our asset-based revolving credit facility, including standby letters of credit issued as of January 31, 2014. Our ability to raise additional capital through expansion of our asset-based loan facility, securitization transactions or other debt or equity transactions, and do so on economically favorable terms, depends in large part on factors that are beyond our control, including:

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

If we are unable to renew or replace our existing credit facilities in the future or have access to capital markets reduced, we would be required to reduce, or possibly cease, offering customers credit, which would adversely affect our revenues and results of operations in the same manner as discussed above.

We have in the past, and may again in the future, access the debt or other capital markets to refinance existing debt obligations and to obtain capital to finance growth. Access to these markets is critical to the Company's ongoing financial success; however, the Company's future access to the capital markets could become restricted due to a variety of factors, including a deterioration of the Company's earnings, cash flows, balance sheet quality, regulatory restrictions or overall business or industry prospects, a significant deterioration in the state of the capital markets or a negative bias toward the Company's industry by market participants. In addition, we may elect to issue securities for which we may seek to obtain a rating from a rating agency. It is possible, however, that one or more rating agencies might independently determine to assign a rating to any of our issued debt securities. If any ratings are assigned to any of our debt or other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, whether as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. Inability to access the credit markets on acceptable terms, if at all, would have a materially adverse effect on the Company's financial condition.

Failure to comply with our covenants in our credit facilities could materially and adversely affect us.     Under our existing asset-based loan facility we have certain obligations, including maintaining certain financial covenants. While we are currently in compliance with all of our covenants, in the future, if we fail to maintain them and are not able to obtain relief from any covenant violation from our lenders, then an event of default could occur and the lenders could cease lending to us, accelerate the payments of our debt and foreclose on our assets that secure the asset-based loan facility. Any such action by the lenders would materially and adversely affect our financial performance and could even result in the Company’s bankruptcy.

Increased borrowing costs will negatively impact our results of operations.     Because most of our customer receivables have interest rates equal to the highest rate allowable under applicable law, we would generally not be able to pass higher borrowing costs along to our customers and our results of operations would be negatively impacted. The interest rates on our revolving credit facility fluctuate up or down based upon the LIBOR rate, the prime rate of our administrative agent or the federal funds rate. The level of interest rates in the market in general will impact the interest rate on any debt instruments issued, if any. Additionally, we may issue debt securities or enter into credit facilities under which we pay interest at a higher rate than we have historically paid which would further reduce our margins and negatively impact our results of operations.

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

Our ability to collect from credit customers may be materially impaired by store closings and our need to rely on a replacement servicer in the event of our liquidation.     We may be unable to collect a large portion of periodic credit payments should our stores close as many of our customers remit payments in-store. During the course of fiscal year 2014, approximately 56.6% of our active credit customers made a payment in one of our stores. In the event of store closings, credit customers may not pay balances in a timely fashion, or may not pay at all, since a large number of our customers have not traditionally made payments to a central location.

In addition, we service our active credit customers through our in-house servicing operation. At this time, there is not a formalized back-up servicer plan in place for our customer receivables.

In the event of our liquidation, a servicing arrangement would have to be implemented, which could materially impact the collection of our customer receivables.

In deciding whether to extend credit to customers, we rely on the accuracy and completeness of information furnished to us by or on behalf of our credit customers. If we and our systems are unable to detect any misrepresentations in this information, this could have a material adverse effect on our results of operations and financial condition.     In deciding whether to extend credit to customers, we rely heavily on information furnished to us by or on behalf of our credit customers and our ability to validate such information through third-party services, including employment and personal financial information. If a significant percentage of our credit customers intentionally or negligently misrepresent any of this information, and we or our systems do not or did not detect such misrepresentations, it could have a material adverse effect on our ability to effectively manage our credit risk, which could have a material adverse effect on our results of operations and financial condition.

Our policy of re-aging certain delinquent borrowers affects our delinquency statistics and the timing and amount of our write-offs.     As of January 31, 2014, 11.3% of our credit portfolio consisted of “re-aged” customer receivables. Re-aging is offered to certain eligible past-due customers if they meet the conditions of our re-age policy. Our decision to offer a delinquent customer a re-age program is based on that borrower’s specific condition, our history with the borrower, the amount of the loan and various other factors. When we re-age a customer’s account, we move the account from a delinquent status to a current status. Management exercises a considerable amount of discretion over the re-aging process and has the ability to re-age an account multiple times during its life. Under our current policy, the maximum number of months an account can be re-aged over the life of the account is limited to 12 months. Treating an otherwise uncollectible account as current affects our delinquency statistics, as well as impacting the timing and amount of charge-offs. If these accounts had been charged off sooner, our net loss rates might have been higher.

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

During periods of increased delinquencies, it becomes extremely important that we are properly staffed and trained to assist borrowers in bringing the delinquent balance current and ultimately avoiding charge-off. If we do not properly staff and train our collections personnel, or if we incur any downtime or other issues with our information systems that assist us with our collection efforts, then the number of accounts in a delinquent status or charged-off could increase. In addition, managing a substantially higher volume of delinquent customer receivables typically increases our operational costs. A rise in delinquencies or charge-offs could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Due to the factors described above and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K, we may be required or may deem it necessary to increase our allowance for doubtful accounts in the future. If our actual charge-offs exceed the assumption used to establish the allowance, our provision for losses would increase. Increasing our allowance for doubtful accounts would result in a decline in future revenues and earnings adversely affecting our results of operations and our financial position.

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

Additionally, we compete to some extent against companies offering credit constrained consumers products similar to those offered by us for the home under weekly or monthly rent-to-own payment options.  Competitors include Aarons and Rent-A-Center, as well as many smaller independent finance companies.

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

Changes in customer demand and product mix could adversely affect our business.     Our ability to maintain and increase sales depends to a large extent on the introduction and availability of new products and technologies and our ability to respond timely to customer demands and preferences for such new products. It is possible that the introduction of new products will never achieve widespread consumer acceptance or will be supplanted by alternative products and technologies that do not offer us a similar sales opportunity or are sold at lower price points or margins. We might be unable to anticipate these buying patterns which would adversely affect our sales and operating performance. In addition, we often make commitments to purchase products from our vendors several months in advance of proposed delivery dates. Significant deviation from the projected demand for products that we sell could affect our inventory strategies which may have a material adverse effect on our results of operations and financial condition, either from lost sales or lower margins due to the need to reduce prices to dispose of excess inventory.

Furthermore, due to our increasing emphasis on furniture and mattress offerings we are building larger new stores and investing substantial capital to expand existing stores to accommodate those offerings. If we are unable to execute on our furniture and mattress offering strategy, it would have a material adverse effect on our sales and results of operations.

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

A disruption in our relationships with, in the operations of, or the supply of product from any of our key suppliers could cause our sales to decline.     The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers such as Dell, Electrolux, Franklin, Frigidaire, General Electric, Hewlett-Packard, Jackson-Catnapper, LG, Samsung, Sealy, Serta, Sharp, Steve Silver, Sony, Toshiba, and Z-Line. We do not have long-term supply agreements or exclusive arrangements with the majority of our vendors. We typically order our inventory and repair parts through the issuance of individual purchase orders to vendors. We also rely on our suppliers for cooperative advertising support. We may be subject to rationing by suppliers with respect to a number of limited distribution items. In addition, we rely heavily on a relatively small number of suppliers. Our top six suppliers represented 57.9% of our purchases for fiscal year 2014, and the top two suppliers represented approximately 38.1% of our total purchases. The loss of any one or more of these key vendors or failure to establish and maintain relationships with these and other vendors, and limitations on the availability of inventory or repair parts could have a material adverse effect on our results of operations and financial condition. If one of our vendors were to go out of business, it could have a material adverse effect on our results of operations and financial condition if such vendor is unable to fund amounts due to us, including payments due for returns of product and warranty claims. Catastrophic or other unforeseen events, such as the one which impacted Japan during 2011, could adversely impact the supply and delivery to us of products manufactured outside the United States and could adversely impact our results of operations. In additions, because many of the products we sell are manufactured outside of the United States, we may experience a disruption or increase in the cost of imported vendor products at any time for reasons beyond our control. If imported merchandise becomes more expensive, unavailable or difficult to obtain, we may not be able to meet the demands of our customers. Products from alternative sources may also be more expensive than those our vendors currently import.

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

Furthermore, we rely on credit from vendors to purchase our products. As of January 31, 2014, we had $82.9 million in accounts payable and $120.5 million in merchandise inventories. A substantial change in credit terms from vendors or vendors’ willingness to extend credit to us, including providing inventory under consignment arrangements, would reduce our ability to obtain the merchandise that we sell, which would have a material adverse effect on our sales and results of operations.

Our vendors also supply us with marketing funds and volume rebates. If our vendors fail to continue these incentives it could have a material adverse effect on our sales and results of operations.

We do not have long-term supply agreements or exclusive arrangements with our major suppliers. We typically order our inventory through the issuance of individual purchase orders to vendors. We have no contractual assurance of the continued supply of merchandise we currently or would like to offer our customers by suppliers. The loss of any one or more of our key suppliers or our failure to establish and maintain relationships with these and other suppliers could materially adversely affect our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices.

Turmoil in financial markets and economic disruptions in other parts of the world may also adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, all of which could adversely affect our supply chain. It may cause suppliers to reduce their offerings of customer incentives and vendor allowances, cooperative marketing expenditures and product promotions. It may also cause them to change their pricing policies, which could impact demand for their products. Economic disruptions and market instability may make it difficult for us and our suppliers to accurately forecast future product demand trends, which could cause us to carry too much or too little merchandise in various product categories.

In addition, to the extent that any manufacturer utilizes labor practices that are not commonly accepted in the United States, we could be affected by any resulting negative publicity.

You should not rely on our comparable store sales as an indication of our future results of operations because they fluctuate significantly.     Our historical same store sales growth figures have fluctuated significantly from quarter to quarter. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:

•	Changes in competition, such as pricing pressure, and the opening of new stores by competitors in our markets;

•	General economic conditions;

•	New product introductions;

•	Changes in our marketing programs;

•	Consumer trends;

•	Changes in our merchandise mix;

•	Changes in the relative sales price points of our major product categories;

•	Underwriting standards for our customers purchasing merchandise on credit;

•	Ability to offer credit programs attractive to our customers;

•	The impact of any new stores on our existing stores, including potential decreases in existing stores’ sales as a result of opening new stores;

•	Weather conditions in our markets;

•	Timing of promotional events;

•	Timing, location and participants of major sporting events;

•	The number of new store openings;

•	The percentage of our stores that are mature stores;

•	The locations of our stores and the traffic drawn to those areas;

•	How often we update our stores; and

•	Our ability to execute our business strategy effectively.

Changes in our quarterly and annual comparable store sales results could cause the price of our common stock to fluctuate significantly.

We experience seasonal fluctuations in our sales and quarterly results.      We typically experience seasonal fluctuations in our net sales and operating results, with our fiscal quarter ending January 31. This includes the holiday selling season which generally accounts for a larger share of our net sales and net income. We also incur significant additional expenses during such fiscal quarter due to higher purchase volumes and increased staffing. Further, if we miscalculate the demand for our products generally or for our product mix during the fiscal quarter ending January 31, or if we experience adverse events, such as bad weather in our markets during our fourth fiscal quarter, our net sales could decline, resulting in excess inventory or increased sales discounts to sell excess inventory, which would harm our financial performance. A shortfall in expected net sales, combined with our significant additional expenses during this fiscal quarter, could cause a significant decline in our operating results and such sales may not be deferred to future periods.

Our business could be adversely affected by changes in consumer protection laws and regulations.      Federal and state consumer protection laws, regulations and agencies, such as the Fair Credit Reporting Act and the Consumer Financial Protection Bureau ("CFPB") heavily regulate the way we conduct business and could limit the manner in which we may offer and extend credit and collect on our accounts. Because our customers finance through our credit segment a substantial portion of our sales, any change in the regulation of consumer credit could adversely affect our sales and gross margins.

For example, new laws or regulations could limit the amount of interest or fees that may be charged on consumer credit accounts, including by reducing the maximum interest rate that can be charged in the states in which we operate, or impose limitations on our ability to collect on account balances, which would have a material adverse effect on our cash flow and results of operations. Compliance with existing and future laws or regulations, including regulations that may be applicable to us under the Dodd-Frank Act could require us to make material expenditures, in particular personnel training costs, or otherwise adversely affect our business or financial results. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could have an adverse effect on our cash flow and results of operations.

We have procedures and controls in place to monitor compliance with the numerous federal and state laws and regulations and believe we are in compliance with such laws and regulations. However, these laws and regulations are complex, differ between jurisdictions and are often subject to interpretation. As we expand into additional jurisdictions, the complexities grow. Compliance with these laws and regulations is expensive and requires the time and attention of management. These costs divert capital and focus away from efforts intended to grow our business. If we do not successfully comply with laws, regulations, or policies, we could incur fines or penalties, lose existing or new customers, or suffer damage to our reputation. Changes in these laws and regulations can significantly alter our business environment, limit business operations, and increase costs of doing business, and we cannot predict the impact such changes would have on our profitability.

The Consumer Financial Protection Bureau is a new agency and there continues to be uncertainty as to how the agency's actions will impact our business. The agency's actions have and may continue to have an impact on our business.      The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, and established the CFPB. It has authority to write regulations under federal consumer financial protection laws, and enforce those laws. The CFPB is authorized to prevent “unfair, deceptive, or abusive acts or practices” through its supervisory enforcement and regulatory authority. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, request data, and promote the availability of financial services to underserved consumers and communities. In addition, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to the products we offer. The system could inform future agency decisions with respect to regulatory, enforcement, or examination focus. There continues to be uncertainty as to how, or if, the CFPB and its strategies and priorities will impact our businesses and our results of operations going forward and could result in new regulatory requirements and regulatory costs for us.

In November 2013, the CFPB issued an Advance Notice of Proposed Rulemaking seeking guidance from the public on a wide array of issues relating to debt collection, including debt buying and third party collectors. From time to time, we sell charged-off accounts to third parties to attempt to minimize the losses incurred on those accounts. We also, from time to time, engage or may engage persons, who may be deemed to be debt collectors, to collect accounts on our behalf. Although we have committed resources to enhancing our compliance programs, changes in regulatory expectations, interpretations or practices could increase the risk of enforcement actions, fines and penalties. Actions by the CFPB could result in requirements to alter our products and services that would make our products less attractive to consumers and impair our ability to offer them profitably. Future actions by regulators that discourage the use of products we offer or steer consumers to other products or services could result in reputational harm and a loss of customers. Should the CFPB change regulations adopted in the past by other regulators, or modify past regulatory guidance, our compliance costs and litigation exposure could increase. Our litigation exposure could also increase if the CFPB exercises its authority to limit or ban pre-dispute arbitration clauses. This additional focus and regulatory oversight would most likely increase operating costs and could limit revenue opportunities.

We are required to comply with laws and regulations regulating credit extensions and other dealings with customers and our failure to comply with applicable laws and regulations, or any adverse change in those laws or regulations, could have a negative impact on our business.      Our customers finance through our credit segment a substantial portion of our sales. We also sell our customers gift cards for redemption against future purchases. Providing credit and other financial products and otherwise dealing with consumers and information provided by consumers does or could subject us to the jurisdiction of various federal, state and local government authorities, including the CFPB, which was created by the Dodd-Frank Act, the Federal Trade Commission, the SEC, state regulators having jurisdiction over persons engaged in consumer sales, consumer credit and other financial products and consumer debt collection, and state attorneys general. Our business practices, including the terms of our marketing and advertising, our procedures and practices for credit applications and underwriting, the terms of our credit extensions and gift cards and related disclosures, our data privacy and protection practices, and our collection practices, may be subject to periodic or special reviews by these regulatory and enforcement authorities. These reviews could range from investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If as part of these reviews the regulatory authorities conclude that we are not complying with applicable law or regulations, they could request or impose a wide range of sanctions and remedies including requiring changes in advertising and collection practices, changes in our credit application and underwriting practices, changes in our data privacy or protection practices, changes in the terms of our credit or other financial products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our credit or other financial products within one or more states, or nationwide.

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

In addition, whether or not we modify our practices when a regulatory or enforcement authority or court requests or requires that we do so, we or other industry participants may be named as defendants in individual or class action litigation involving alleged violations of federal and state laws and regulations, including securities law and consumer protection laws and regulations. Any failure on our part to comply with legal requirements in connection with credit or other financial products, or in connection with servicing our accounts or collecting debts or otherwise dealing with consumers, could significantly impair our ability to collect the full amount of the account balances and could subject us to substantial liability for damages or penalties. The institution of any litigation of this nature, or the rendering of any judgment, against us or any other industry participant in any litigation of this nature, could adversely affect our business and financial condition.

We may also expand into additional jurisdictions. We must comply with the laws of each state we operate in, which are not uniform. The difference of the laws from the jurisdictions where we currently operate, or even changes to the laws in those jurisdictions, could negatively impact our operations.

We are subject to securities class action lawsuits. Potential similar or related litigation could result in substantial damages and may divert management's time and attention from our business. In March 2014, two securities class action lawsuits were filed against us and certain of our executive officers alleging the defendants made false and misleading statements and/or failed to disclose material adverse facts about the Company’s business, operations and prospects.  Please refer to Item 3. - Legal Proceedings of this Annual Report on Form 10-K for further details.

There can be no assurance that any litigation to which we are a party will be resolved in our favor. Any claim that is successfully decided against us may cause us to pay substantial damages, including punitive damages, and other related fees or prevent us from selling or importing certain of our products. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are a party will likely be expensive and time consuming to defend or resolve. Such lawsuits could result in the diversion of management's time and attention away from business operations, which could harm our business and also harm our relationships with existing customers. Costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our cash flow and financial results.

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

Pending and potential litigation regarding alleged patent infringements could result in significant costs to us to defend what we consider to be spurious claims.     Recently the manufacturing, retail and software industries have been the targets of patent litigation claimants filing claims or demands based upon alleged patent ownership infringement through the manufacturing and selling, either in merchandise or through software and internet websites, of product or merely providing access through website portals. We, in conjunction with multiple other parties, have been the targets of such claims. While we believe that we have not violated or infringed any alleged patent ownership rights, and intend to defend vigorously any such claims, the cost to defend, settle or pay any such claims could be substantial, and could have an adverse effect on our cash flow and results of operations.

Our corporate actions may be substantially controlled by our principal shareholders and affiliated entities.     As of January 31, 2014, Stephens Inc., The Stephens Group, LLC, and their respective affiliates beneficially owned a significant portion of our common stock. On October 31, 2013, the voting trust that previously held the shares of common stock of Stephens, Inc. and certain affiliates of Stephens, Inc. expired and was not renewed or extended. All of the shares that had previously been part of the voting trust have now been distributed to each respective beneficial holder. Accordingly, Stephens Inc. and the beneficial owners of the shares that were previously held in the voting trust and The Stephens Group, LLC could exert substantial influence over determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including election of directors, mergers, consolidations and the sale of all or substantially all of our assets and other significant corporate actions. The concentration of ownership of the shares by Stephens Inc. and The Stephens Group, LLC, and their respective affiliates, may: (i) delay or deter a change of control of the Company; (ii) deprive stockholders of an opportunity to receive a premium for their shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the shares. The interests of Stephens Inc. and The Stephens Group, LLC, and their respective affiliates, may differ from or be adverse to the interests of our other stockholders. The effect of these rights may impact the price that investors are willing to pay for securities. If Stephens Inc. or The Stephens Group, LLC, or any of their affiliates, sells a substantial number of shares in the public market, the market price of the shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of the shares.

If we lose key management or are unable to attract and retain the qualified sales and credit granting and collection personnel required for our business, our operating results could suffer.     Our success depends to a significant degree on the skills, experience and continued service of our key executives or the identification of suitable successors for them. If we lose the services of any of these individuals, or if one or more of them or other key personnel decide to join a competitor or otherwise compete directly or indirectly with us, and we are unable to identify a suitable successor, our business and operations could be harmed, and we could have difficulty in implementing our strategy. In addition, our sales and credit operations are largely dependent upon our labor force. As our business grows, and as we incur turnover in current positions, we will need to locate, hire and retain additional qualified sales personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Additionally, if we are unable to attract and retain qualified credit granting and collection personnel, our ability to perform quality underwriting of new credit transactions and maintain workloads for our collections personnel at a manageable level, our operation could be adversely impacted and result in higher delinquency and net charge-offs on our credit portfolio. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales and operating results could suffer.

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

Because our stores are located in Texas, Arizona, Louisiana, Oklahoma and New Mexico, and our distribution centers are located in Texas, we are subject to regional risks.      Our stores are concentrated in certain regions of the United States, including Texas, Arizona, Louisiana, Oklahoma and New Mexico which subjects us to regional risks, such as the economy, weather conditions, hurricanes and other natural or man-made disasters. If the region suffers a continued or another economic downturn or any other adverse regional event, such as the unusually cold and inclement weather experienced in many of our markets during the fourth quarter of fiscal 2014 and the first quarter of fiscal 2015, there could be an adverse impact on our same store sales, net sales and results of operations and our ability to implement our planned expansion program. Several of our competitors operate stores across the United States and thus are not as vulnerable to the risks of operating in one region. Additionally, these states in general, and the local economies where many of our stores are located in particular, are dependent, to a degree, on the oil and gas industries, which can be very volatile. Additionally, because of fears of climate change and adverse effects of drilling explosions and oil spills in the Gulf of Mexico, legislation has been considered, and governmental regulations and orders have been issued, which, combined with the local economic and employment conditions caused by both, could materially and adversely impact the oil and gas industries and the areas in which a majority of our stores are located in Texas and Louisiana. To the extent the oil and gas industries are negatively impacted by declining commodity prices, climate change or other legislation and other factors, we could be negatively impacted by reduced employment, or other negative economic factors that impact the local economies where we have our stores.

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

In addition, the software that we have developed internally to use in our daily operations may contain undetected errors that could cause our network to fail or our expenses to increase. Any failure of our systems due to any of these causes, if it is not supported by our disaster recovery plan, could cause an interruption in our operations and result in reduced net sales and results of operations. Though we have implemented contingency and disaster recovery processes in the event of one or several technology failures, any unforeseen failure, interruption or compromise of our systems or our security measures could affect our flow of business and, if prolonged, could harm our reputation. The risk of possible failures or interruptions may not be adequately addressed by us or the third parties on which we rely, and such failures or interruptions could occur. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our management information systems may not be adequate to meet our evolving business and emerging regulatory needs and the failure to successfully implement new could negatively impact the business and its financial results.      We are investing significant capital in new information technology systems and implementing modifications and upgrades to existing systems to support our growth plan. These investments include replacing legacy systems, making changes to existing systems, building redundancies, and acquiring new systems and hardware with updated functionality. The Company is taking appropriate actions to ensure the successful implementation of these initiatives, including the testing of new systems and the transfer of existing data, with minimal disruptions to the business. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, may cause disruptions to our existing systems and our business, and may not provide the anticipated benefits. The disruption in our information technology systems, or our inability to improve, upgrade, integrate or expand our systems to meet our evolving business and emerging regulatory requirements, could impair our ability to achieve critical strategic initiatives and could adversely impact our sales, collections efforts, cash flows and financial condition.

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

Changes in trade regulations, currency exchange rate fluctuations and other factors beyond our control could affect our business.     A significant portion of our inventory is manufactured and/or assembled overseas and in Mexico. Changes in trade regulations, currency fluctuations or other factors beyond our control may increase the cost of items we purchase or create shortages of these items, which in turn could have a material adverse effect on our results of operations and financial condition. Conversely, significant reductions in the cost of these items in U.S. dollars may cause a significant reduction in the retail prices of those products, resulting in a material adverse effect on our sales, margins or competitive position. In addition, commissions earned on our credit insurance, repair service agreement or product replacement agreement products could be adversely affected by changes in statutory premium rates, commission rates, adverse claims experience and other factors.

Our costs to protect our intellectual property rights, infringement of which could impair our name and reputation, could be significant.     We believe that our success and ability to compete depends in part on consumer identification of the name “Conn’s” and rely on certain trademark registrations and common law rights to protect the distinctiveness of our brand. We intend to protect vigorously our trademarks against infringement, misappropriation or dilution by others. A third party, however, could attempt to misappropriate our intellectual property or claim that our intellectual property infringes or otherwise violates third party trademarks in the future. Any litigation or claims brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on our financial condition or results of operations.

Failure to protect the security of our customer’s information or failure to comply with data privacy and protection laws could expose us to litigation, compromise the integrity of our products, damage our reputation and adversely affect our financial results.      Our business relies on the secure operation of our website, the internet and our and third-party systems generally. We capture, transmit, handle and store sensitive consumer information, including financial records, credit and business information, and certain other personally identifiable or sensitive personal information, that our customers provide to apply for credit and/or purchase products. There has been much recent publicity regarding the number of retailers who have suffered security breaches, some of which have involved intentional attacks. To date, all incidents we have experienced have been insignificant. In addition, we depend in part on the secure transmission of confidential information over public networks. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches including credit card information breaches, vandalism, catastrophic events and human error. A compromise of our information security controls or of those businesses with whom we interact, which results in confidential information being accessed, obtained, damaged, or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers and clients, financial institutions, payment card associations and other persons, any of which could adversely affect our business, financial position, and results of operations. Moreover, a data security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. If our information systems are damaged, fail to work properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical information, customer disruption and interruptions or delays in our ability to perform essential functions and implement new and innovative services. In addition, compliance with changes in privacy and information security laws and standards may result in considerable expense due to increased investment in technology and the development of new operational processes. Although we maintain data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.

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

 Significant volatility in oil and gasoline prices could affect our customers’ determination to drive to our store and our third-party delivery service.     Significant volatility in oil and gasoline prices could adversely affect our customers’ shopping decisions and patterns. We rely heavily on our distribution system and our next day delivery policy to satisfy our customers’ needs and desires, and increases in oil and gasoline prices could result in increased distribution costs and delivery charges. If we are unable to effectively pass increased transportation costs on to the consumer, either by increased delivery costs or higher prices, such costs have materially affect our results of operations. Such increases may not significantly affect our competitors.

Failure to successfully utilize and manage e-commerce could adversely affect our business and prospects.     Our website provides new and existing customers with the ability to review our product offerings and prices, apply for credit, and access and make payments on their credit accounts. Customers may also purchase products on our website using a credit card. Our website is a significant component of our advertising strategy. We believe our website represents a possible source for future sales and growth in our credit collections. In order to promote our products and services, allow our customers to complete credit applications in the privacy of their homes and on their mobile devices, make payments on their account and drive traffic to our stores, we must effectively create, design, publish and distribute content over the internet. There can be no assurance that we will be able to design and publish web content with a high level of effectiveness or grow our e-commerce business in a profitable manner.

If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity, our business could be adversely impacted.      Criminals are using increasingly sophisticated methods to engage in illegal activities such as paper instrument counterfeiting, fraudulent payment or refund schemes and identity theft. As we make more of our services available over the internet and other media, and as we expand into new geographies without an established customer base, we subject ourselves to consumer fraud risk. Certain former retail agents have also engaged in fraud against consumers or us, and existing agents could engage in fraud against consumers or us. While we believe past incidents of fraudulent activity have been relatively isolated, we cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. We use a variety of tools to protect against fraud; however, these tools may not always be successful. Allegations of fraud may result in fines, settlements and litigation expenses and could have a material adverse effect on our results of operations.

We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.      We lease most of our store locations, our corporate headquarters and our distribution centers. Our continued growth and success depends in part on our ability to locate property for new stores and renew leases for existing locations. There is no assurance that we will be able located real estate for new store, or re-negotiate leases for existing locations at similar or favorable terms at the end of the lease and we could be forced to move or exit a market if another favorable arrangement cannot be made. Furthermore, a significant rise in real estate prices or real property taxes could result in an increase in store lease expense as we open new locations and renew leases for existing locations, thereby negatively impacting the Company's results of operations. The inability of the Company to renew, extend or replace expiring store leases could have an adverse effect on the Company's results of operations.

We depend on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses, we may not be able to service our lease expenses, which could materially harm our business.

If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could materially adversely impact our business, financial condition, operating results or cash flows.

Failure to maintain positive brand perception and recognition could have a negative impact on the business.      Maintaining a good reputation is critical to the business. The considerable expansion of technological outreach, including through the use of social media, has increased the risk that the Company’s reputation could be negatively impacted in a short amount of time. If the Company is unable to quickly and effectively respond to such incidents, it may suffer declines in customer loyalty and traffic, vendor relationship issues, and other factors, all of which could negatively impact the Company’s financial results and its reputation.

If our third-party delivery services are unable to meet our promised delivery schedule, our net sales may decline due to a decline in customer satisfaction.      We offer next day delivery to our customers which we outsource to third-party delivery services. These third parties are subject to risks that are beyond our control and, if they fail to timely deliver our products we may lose business from these customers in the future and it could damage our reputation. The loss of customers and/or damage to our reputation could have a material adverse impact on our results of operation.

Our failure to maintain an effective system of internal controls could result in inaccurate reporting of financial results and harm our business.      We are required to comply with a variety of reporting, accounting and other rules and regulations. As such, we maintain a system of internal control over financial reporting, but there are limitations inherent in internal control systems. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be appropriate relative to their costs. Furthermore, compliance with existing requirements is expensive and we may need to implement additional finance and accounting and other systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition

Stock market volatility may materially and adversely affect the market price of our common stock.      The Company’s common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including: general market fluctuations resulting from factors not directly related to the Company’s operations or the inherent value of its common stock; state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations; announcements of developments related to our business or our competitors; fluctuations in our operating results and the provision for bad debts; low trading volume in our common stock; general conditions in the consumer financial service industry, the domestic or global economy or the domestic or global credit or capital markets; changes in financial estimates by securities analysts; our failure to meet the expectations of securities analysts or investors; negative commentary regarding our Company and corresponding short-selling market behavior; adverse developments in our relationships with our customers; legal proceedings brought against the Company or its officers; or significant changes in our senior management team. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to changes in the volatility of our stock price, we are and may be in the future the target of securities litigation. Such lawsuits generally result in the diversion of management's time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely our financial results.

We face risks with respect to product liability claims and product recalls, which could adversely affect our reputation, our business, and our consolidated results of operations.      We purchase merchandise from third parties and offer this merchandise to customers for sale. This merchandise could be subject to recalls and other actions by regulatory authorities. Changes in laws and regulations could also impact the type of merchandise we offer to customers. We have experienced, and may in the future experience, issues that result in recalls of merchandise. In addition, individuals may in the future assert claims, that they have sustained injuries from third-party merchandise offered by us, and we may be subject to future lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Any of the issues mentioned above could result in damage to our reputation, diversion of development and management resources, or reduced sales and increased costs, any of which could harm our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The number of stores, warehouse and distribution centers, and corporate offices we operate, together with location and square footage information, are disclosed as of January 31, 2014 in this Form 10-K within the caption “Store Operations” under “Item 1. Business” and is incorporated herein by reference.  We currently lease substantially all of our facilities pursuant to operating lease arrangements.

ITEM 3. LEGAL PROCEEDINGS.

The information set forth under the heading "Contingencies" in Note 15 of the Consolidated Financial Statements in Part II Item 8 of this annual report is incorporated by reference in response to this item.

On March 5, 2014, the Company and three of its current executive officers were sued in a purported securities class action in the United States District Court for the Southern District of Texas captioned Milton S. Linder, Individually and on Behalf of All Other Similarly Situated v. Conn’s, Inc., Theodore M. Wright, Brian E. Taylor, and Michael J. Poppe, Case No. 4:14-cv-00548.  On March 7, 2014, a similar suit was filed in the United States District Court for the Southern District of Texas captioned Peter Holman, Individually and on Behalf of All Others Similarly Situated v. Conn’s, Inc., Theodore M. Wright, Brian E. Taylor, and Michael J. Poppe, Case No. 4:14-cv-00570.  The complaints allege that the defendants made false and misleading statements and/or failed to disclose material adverse facts about the Company’s business, operations, and prospects.  The complaints allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The complaints do not specify the amount of damages sought.  The defendants intend to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the class action lawsuits that have or may be filed.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR CONN'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of March 22, 2014, we had approximately 100 common stockholders of record and an estimated 20,900 beneficial owners of our common stock.  The principal market for our common stock is the NASDAQ Global Select Market ("NASDAQ"), where it is traded under the symbol "CONN."

Information regarding the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported by the NASDAQ is summarized as follows:

	Price Range
	High	Low
Fiscal 2013 -
Quarter ended April 30, 2012	$19.83	$11.00
Quarter ended July 31, 2012	18.35	14.40
Quarter ended October 31, 2012	26.98	17.47
Quarter ended January 31, 2013	31.35	24.51
Fiscal 2014 -
Quarter ended April 30, 2013	$45.18	$28.22
Quarter ended July 31, 2013	65.02	40.81
Quarter ended October 31, 2013	69.32	47.65
Quarter ended January 31, 2014	80.34	54.78

Dividends Declared

No cash dividends were declared or paid in fiscal 2014 or 2013. We do not anticipate paying dividends in the foreseeable future.  Any future payment of dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Unregistered  Sale of Equity Securities

None.

Share Repurchases

We have not, and no one on our behalf and no affiliated purchasers has, purchased any of our securities during the past fiscal quarter.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected historical financial information as of and for the periods indicated. We have provided the following selected historical financial information for your reference. We have derived the selected statement of operations and balance sheet data as of January 31, 2014, 2013, 2012 and 2011 and for each of the years ended January 31, 2014, 2013, 2012, 2011 and 2010 from our audited consolidated financial statements. Balance sheet data as of January 31, 2010 has been derived from our unaudited consolidated financial statements.

	Year Ended January 31,
	2014	2013	2012	2011	2010
	(dollars and shares in thousands, except per share amounts)
Statement Operations:
Revenues:
Product sales	$903,917	$649,516	$596,360	$608,443	$666,381
Repair service agreement commissions (1)	75,671	51,648	42,078	37,795	40,673
Service revenues (2)	12,252	13,103	15,246	16,487	22,115
Total net sales	991,840	714,267	653,684	662,725	729,169
Finance charges and other (3)	201,929	150,765	138,618	146,050	157,920
Total revenues	1,193,769	865,032	792,302	808,775	887,089
Costs and expenses:
Cost of goods sold, including warehousing and occupancy costs	588,721	454,682	455,493	474,696	529,227
Cost of parts sold, including warehousing and occupancy costs	5,327	5,965	6,527	7,779	10,401
Selling, general and administrative expense	339,528	253,189	237,098	239,806	258,579
Provision for bad debts	96,224	47,659	53,555	51,404	48,779
Charges and credits (4)	2,117	3,025	9,928	2,321	9,617
Total costs and expenses	1,031,917	764,520	762,601	776,006	856,603
Operating income	161,852	100,512	29,701	32,769	30,486
Interest expense, net	15,323	17,047	22,457	28,081	21,986
Loss from early extinguishment of debt (5)	—	897	11,056	—	—
Cost related to financing facilities terminated and transactions not completed (6)	—	—	—	4,283	—
Other (income) expense	10	(153)	70	339	(123)
Income (loss) before income taxes	146,519	82,721	(3,882)	66	8,623
Provision (benefit) for income taxes	53,070	30,109	(159)	1,138	4,319
Net income (loss)	$93,449	$52,612	$(3,723)	$(1,072)	$4,304
Earnings (loss) per common share:
Basic	$—	$1.60	$(0.12)	$(0.04)	$0.17
Diluted	$—	$1.56	$(0.12)	$(0.04)	$0.17
Average common shares outstanding:
Basic	35,779,000	32,862	31,860	26,091	24,910
Diluted	36,861,000	33,768	31,860	26,091	25,081
Operating Data:
Stores open at end of period	79	68	65	76	76
Same stores sales growth (7)	26.5%	14.3%	2.8%	(9.6)%	(13.8)%
Retail gross margin (8)	39.9%	35.2%	28.7%	26.5%	25.2%
Gross margin (9)	50.7%	46.7%	41.7%	40.3%	39.2%
Operating margin (10)	13.6%	11.6%	3.7%	4.1%	3.4%
Return on average equity (11)	17.6%	12.7%	(1.1)%	(0.3)%	1.3%
Capital expenditures, net (12)	$52,083	$9,471	$4,386	$2,319	$10,103
Rent expense (13)	$30,405	$21,537	$22,132	$23,334	$23,703
Percent of retail sales financed in-house, including down payment	77.3%	70.9%	60.4%	61.2%	62.5%
Provision for bad debts as a percentage of average outstanding balance (14)	11.0%	7.0%	8.5%	7.2%	6.5%
Net charge-offs as a percent of average outstanding balance (15)	8.0%	8.0%	7.5%	7.3%	5.0%
Weighted average monthly payment rate (16)	5.3%	5.4%	5.6%	5.4%	5.2%

	January 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Working capital	$592,988	$377,081	$357,884	$389,022	$329,325
Inventories	120,530	73,685	62,540	82,354	63,499
Total customer accounts receivable	1,068,270	741,544	643,301	675,766	736,041
Total assets	1,297,986	909,857	783,298	842,060	889,509
Total debt, including current maturities	536,051	295,057	321,704	373,736	452,304
Total stockholders' equity	589,290	474,450	353,371	352,897	328,366

(1)	Includes commissions from sales of third-party repair service agreements and replacement product programs, and income from company-obligor repair service agreements.

(2)	Includes revenues derived from parts sales and labor sales on products serviced for customers, both covered under manufacturer’s warranty and outside manufacturer’s warranty coverage.

(3)	Includes primarily interest income and fees earned on credit accounts and commissions earned from the sale of third-party credit insurance products.

(4)	Includes the following charges and credits:

	Year ended January 31,
	2014	2013	2012	2011	2010
	(in thousands)
Store and facility closure and relocation costs	$2,117	$869	$7,096	$—	$—
Impairment of long-lived assets	—	—	2,019	2,321	—
Costs related to office relocation	—	1,202	—	—	—
Employee severance	—	628	813	—	—
Vehicle lease terminations	—	326	—	—	—
Goodwill impairment	—	—	—	—	9,617
	$2,117	$3,025	$9,928	$2,321	$9,617

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

(9)	Gross margin percentage is defined as total revenues less cost of goods and parts sold, including warehousing and occupancy cost, divided by total revenues.

(10)	Operating margin is defined as operating income divided by total revenues.

(11)	Return on average equity is calculated as current period net income (loss) divided by the average of the beginning and ending equity.

(12)	Represents the amount of property and equipment purchased net of proceeds from the sales of any property and equipment.

(13)	Rent expense includes rent expense incurred on our properties, equipment and vehicles, and is net of any rental income received.

(14)	Amount does not include retail segment provision for bad debts.

(15)	Represents net charge-offs for the fiscal year divided by the average balance of the credit portfolio for the fiscal year.

(16)	Represents the weighted average of monthly gross cash collections received on the credit portfolio as a percentage of the average monthly beginning portfolio balance for each period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to continue existing or offer new customer financing programs; changes in the delinquency status of our credit portfolio; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores and the updating of existing stores; technological and market developments and sales trends for our major product offerings; our ability to protect against cyber-attacks or data security breaches and protect the integrity and security of individually identifiable data of our customers and our employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets.

Additional risks and uncertainties detailed in the “Risk Factors” section of this Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Our Company

We are a leading specialty retailer that offers a broad selection of quality, branded durable consumer goods and related services together with a proprietary credit solution for its core credit constrained consumers. We operate an integrated and scalable business through our retail stores and website. Our complementary product offerings include home appliances, furniture and mattresses, consumer electronics and home office products from leading global brands across various price points. Our credit offering provides financing solutions to a large, underserved population of credit constrained consumers who typically are unbanked and have credit scores between 550 and 650. We provide customers the opportunity to comparison shop across brands with confidence in our competitive prices as well as affordable monthly payment options, next day delivery and installation, and product repair service. We believe our large, attractively merchandised stores and credit solutions offer a distinctive shopping experience compared to other retailers that target our core customer demographic.

As of January 31, 2013, we operated 79 retail stores located in five states: Texas (58), Arizona (8), Louisiana (7), Oklahoma (3) and New Mexico (3). Our stores typically range in size from 20,000 to 50,000 square feet and are predominately located in areas densely populated by our core customer and are typically anchor stores in strip malls. We utilize a merchandising strategy that offers approximately 2,300 quality, branded products from approximately 200 manufacturers and distributors at various price points. Our commissioned sales, consumer credit and service personnel are well-trained and knowledgeable to assist our customers with product selection and the credit application process. We also provide additional services including next day delivery and installation capabilities, and product repair or replacement services for most items sold in our stores.

We provide multiple financing options to address various customer needs including a proprietary in-house credit program, a third-party financing program and a third-party rent-to-own payment program. The majority of our credit customers use our in-house credit program and typically have a credit score of between 550 and 650, with the average score of new applicants for the twelve months ended January 31, 2014 of 602. For customers who do not qualify for our in-house program, we offer rent-to-own payment plans through AcceptanceNow. For customers with qualifying higher credit scores, we have partnered with GE Capital to offer long-term, no interest and revolving credit plans. AcceptanceNow and GE Capital manage their respective underwriting decisions, management and collection of their credit programs. For the twelve months ended January 31, 2014, we financed approximately 77.3% of our retail sales, including down payments, under our in-house financing program.

We believe our extensive brand and product selection, competitive pricing, financing alternatives and supporting services combined with our customer service-focused store associates make us an attractive alternative to appliance and electronics superstores, department stores, rent-to-own stores, and other national, regional, local and internet retailers.

Seasonality

Our business is moderately seasonal, with a greater share of our revenues, operating and net income historically earned during the quarter ending January 31, due primarily to the holiday selling season. Collections of customer accounts receivables are typically higher during the quarter ending April 30. Our business can also be temporarily impacted by seasonal significant weather events. For example, hurricanes can disrupt our stores and other operations located near the U.S. Gulf of Mexico.

Application of critical accounting policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies involve “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by us about matters that are inherently uncertain. We could reasonably use different accounting estimates and changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as critical accounting estimates. A summary of all of the Company’s significant accounting policies is included in Note 1 to the Consolidated Financial Statements.

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

As part of our efforts to mitigate losses on accounts receivable, we may make loan modifications to a borrower experiencing financial difficulty that are intended to maximize the net cash flow after expenses, and avoid the need for litigation or repossession of collateral. The Company may re-age, refinance or otherwise extend the term of an account.

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

As a result of our practice of re-aging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off could be impacted. If these accounts had been charged-off sooner the historical net loss rates might have been higher. As further discussed above, during fiscal 2012, we implemented a new policy which limits the number of months that an account can be re-aged to a cumulative maximum of 12 months. This change in the re-age policy had the impact of increasing delinquencies and accelerating charge-offs since fiscal 2012. The balance in the allowance for doubtful accounts and uncollectible interest for customer receivables was $71.8 million and $43.9 million, at January 31, 2014, and 2013, respectively. The amount included in the allowance for doubtful accounts associated with principal and interest on TDR accounts was $17.4 million and $16.2 million as of January 31, 2014 and 2013, respectively. TDR accounts are segregated for reporting and measurement purposes. If the loss rate used to calculate the allowance for doubtful accounts on non-TDR loan principal and interest reserves was increased by 10% at January 31, 2014, we would have increased our provision for bad debts by approximately $7.2 million for fiscal 2014. The impact of a 10% unfavorable change in the net present value calculation on TDR accounts would increase our provision for bad debts by approximately $1.7 million as of January 31, 2014.

Interest income on customer accounts receivable.  Interest income is accrued using the interest method for installment contracts and is reflected in finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off and we provide an allowance for estimated uncollectible interest. We typically only place accounts in non-accrual status when legally required to do so. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. Interest income is recognized on our short-term, interest-free accounts based on our historical experience related to customers who fail to satisfy the requirements of the interest-free programs. We recognize interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows.

Inventories. Inventories consist of finished goods or parts and are valued at the lower of cost (moving weighted average cost method) or fair market value through the establishment of inventory reserves. Our inventory reserve represents the excess of the carrying amount, typically weighted average cost, over the amount we expect to realize from the ultimate sale or other disposition of the inventory. The inventory reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding inventory aging, projected consumer demand and market availability and obsolescence of products on hand. If estimates regarding consumer demand or the net realizable value that can be obtained for certain products is affected in an unforeseen manner, we may be exposed to losses or gains that could be material. A 10% difference in our actual inventory reserve at January 31, 2014, would have affected our cost of goods sold by approximately $0.1 million.

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

Revenue recognition. Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates, or other free products or services and discounts of advertised credit sales that extend beyond one year. We sell repair service agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where the third-parties are the obligors on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned.

Vendor allowances.  We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, training and promotion programs which are recorded on the accrual basis as a reduction to the related product cost. We accrue rebates based on the satisfaction of terms of the program and sales of qualifying products even though funds may not be received until the end of a quarter or year. If the programs are related to product purchases, the allowances, credits or payments are recorded as a reduction of product cost and if the programs are related to product sales, the allowances, credits or payments are recorded as a reduction of cost of goods sold. We received $90.3 million, $64.3 million and $62.7 million in vendor allowances during the fiscal years ended January 31, 2014, 2013 and 2012, respectively. Over the past three years we have received funds from approximately 50 vendors, with the terms of the programs ranging between one month and one year.

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

Operational Changes and Operating Environment

We have implemented, continued to focus on, or modified operating initiatives that we believe should positively impact future results, including:

•	Opening expanded Conn’s HomePlus stores in new markets. We opened 14 new stores in fiscal year 2014 and plan to open 15 to 20 additional stores in fiscal year 2015;

•
Remodeling and relocating existing stores utilizing the Conn’s HomePlus format to increase retail square footage and improve our customers shopping experience. We have remodeled or relocated 31 of our locations as of January 31, 2014. An additional five to 10 remodels or relocations are planned for fiscal year 2015;

•	Expanding and enhancing our product offering of higher-margin furniture and mattresses;

•	Focusing on quality, branded products to improve operating performance;

•
Reviewing our existing store locations to ensure the customer demographics and retail sales opportunity are sufficient to achieve our store performance expectations, and selectively closing or relocating stores to achieve those goals. In this regard, we have closed 16 retail locations since fiscal year 2012 that did not perform at the level we expect for mature store locations;

•
Increased use of interest-free credit programs, with terms of 12 months or less, over recent years with the intent to accelerate cash collections, while modestly reducing portfolio interest and fee yield; and

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

The following tables present certain financial and other information, on a consolidated and segment basis, for the years ended January 31, 2014, 2013 and 2012:

Consolidated:

(in thousands)	Year ended January 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues
Product sales	$903,917	$649,516	$596,360	$254,401	$53,156
Repair service agreement commissions	75,671	51,648	42,078	24,023	$9,570
Service revenues	12,252	13,103	15,246	(851)	$(2,143)
Total net sales	991,840	714,267	653,684	277,573	$60,583
Finance charges and other	201,929	150,765	138,618	51,164	$12,147
Total revenues	1,193,769	865,032	792,302	328,737	72,730
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	588,721	454,682	455,493	134,039	$(811)
Cost of parts sold, including warehousing and occupancy costs	5,327	5,965	6,527	(638)	$(562)
Selling, general and administrative expense	339,528	253,189	237,098	86,339	$16,091
Provision for bad debts	96,224	47,659	53,555	48,565	$(5,896)
Charges and credits	2,117	3,025	9,928	(908)	$(6,903)
Operating income	161,852	100,512	29,701	61,340	$70,811
Interest expense	15,323	17,047	22,457	(1,724)	$(5,410)
Loss on early extinguishment of debt	—	897	11,056	(897)	$(10,159)
Other (income) expense	10	(153)	70	163	(223)
Income (loss) before income taxes	146,519	82,721	(3,882)	63,798	86,603
Provision (benefit) for income taxes	53,070	30,109	(159)	22,961	$30,268
Net income (loss)	$93,449	$52,612	$(3,723)	$40,837	$56,335

Retail Segment:

(in thousands)	Year ended January 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues
Product sales	$903,917	$649,516	$596,360	$254,401	$53,156
Repair service agreement commissions	75,671	51,648	42,078	24,023	9,570
Service revenues	12,252	13,103	15,246	(851)	(2,143)
Total net sales	991,840	714,267	653,684	277,573	60,583
Finance charges and other	1,522	1,236	1,335	286	(99)
Total revenues	993,362	715,503	655,019	277,859	60,484
Costs and Expenses
Cost of goods, including warehousing and occupancy costs	588,721	454,682	455,493	134,039	(811)
Cost of parts, including warehousing and occupancy costs	5,327	5,965	6,527	(638)	(562)
Selling, general and administrative expense (a)	262,702	197,498	180,234	65,204	17,264
Provision for bad debts	468	758	590	(290)	168
Charges and credits	2,117	2,498	9,522	(381)	(7,024)
Operating income	134,027	54,102	2,653	79,925	51,449
Other (income) expense	10	(153)	70	163	(223)
Income before income taxes	$134,017	$54,255	$2,583	$79,762	$51,672

Number of stores
Beginning of period	68	65	76
Opened	14	5	—
Closed	(3)	(2)	(11)
End of period	79	68	65

Credit Segment:

(in thousands)	Year ended January 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues
Finance charges and other	$200,407	$149,529	$137,283	$50,878	$12,246

Selling, general and administrative expense (a)	76,826	55,691	56,864	21,135	(1,173)
Provision for bad debts	95,756	46,901	52,965	48,855	(6,064)
Charges and credits	—	527	406	(527)	121
Operating income	27,825	46,410	27,048	(18,585)	19,362
Interest expense	15,323	17,047	22,457	(1,724)	(5,410)
Loss on early extinguishment of debt	—	897	11,056	(897)	(10,159)
Income (loss) before income taxes	$12,502	$28,466	$(6,465)	$(15,964)	$34,931

(a)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $11.4 million, $9.0 million and $8.2 million for the fiscal years ended January 31, 2014, 2013 and 2012, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $21.7 million, $16.7 million and $15.6 million for the fiscal years ended January 31, 2014, 2013 and 2012, respectively.

Year ended January 31, 2014 compared to the year ended January 31, 2013.

Segment Overview.    The following provides an overview of our retail and credit segment operations for the year ended January 31, 2014. A detailed explanation of the changes in our operations for the comparative periods is included below.

Retail Segment

•
Revenues were $993.4 million for the year ended January 31, 2014, an increase of $277.9 million, or 38.8%, from the prior-year period. The increase in revenues during the period was primarily driven by a 26.5% increase in same store sales over the prior-year period. Reported revenues for the twelve months ended January 31, 2014, also reflects the benefit of the net addition of 11 stores since January 31, 2013.

•
Retail gross margin was 39.9% for the year ended January 31, 2014, an increase of 470 basis points over the 35.2% reported last year. This increase was driven by continued margin improvement across all major product categories due primarily to the continued focus on higher quality, higher margin products and realization of sourcing opportunities.

•
Selling, general and administrative (“SG&A”) expense was $262.7 million for the year ended January 31, 2014, an increase of $65.2 million, or 33.0%, over the year ended January 31, 2013. The SG&A expense increase was primarily due to higher sales-driven compensation, advertising costs, facility-related costs and delivery expenses. As a percent of segment revenues, SG&A expense decreased 120 basis points to 26.4% in the year ended January 31, 2014 from 27.6% in the prior-year period, reflecting the leveraging benefit of a 38.8% revenue increase on fixed costs.

 Credit Segment

•
Revenues were $200.4 million for the year ended January 31, 2014, an increase of $50.9 million, or 34.0%, from the prior year. The increase was primarily driven by 30.0% year-over-year growth in the average balance of the customer receivable portfolio and increased origination volumes. The impact of portfolio growth was tempered by a 70 basis point year-over-year decline in interest and portfolio yield as a result of increased short-term, no-interest financing and higher provision for uncollectible interest.

•
SG&A expense for the credit segment was $76.8 million for the year ended January 31, 2014, an increase of $21.1 million, or 38.0%, from the prior year primarily due to portfolio growth resulting in increased compensation and related expenses. SG&A expense as a percent of revenues was 38.3% in the current year, which compares to 37.2% in the prior year.

•
Provision for bad debts was $95.8 million for the year ended January 31, 2014, an increase of $48.9 million from the prior-year period. This additional provision was driven primarily by a $326.7 million, or 44.1%, increase in the outstanding receivable portfolio balance. Additionally, the provision for bad debts rose due to higher than anticipated charge-offs during fiscal 2014 and a year-over-year deterioration in portfolio delinquency rates. The percentage of the customer portfolio balance greater than 60 days past due was 8.8% as of January 31, 2014, which compares to 7.1% a year ago.

•
Net interest expense for the year ended January 31, 2014 was $15.3 million, a decrease of $1.7 million from the prior-year period, which was attributable to the decline in the overall effective interest rate. The decline in our effective interest rate reflects the redemption of outstanding asset-backed notes over the twelve month period ended April 2013. Additionally, the Company recorded approximately $0.4 million of accelerated amortization of deferred financing costs related to the early repayment of asset-backed notes during the first quarter of fiscal 2014.

Refer to the above analysis of consolidated statements of operations while reading the operations review on a year-by-year basis.

	Year ended January 31,
(in thousands)	2014	2013	Change
Net sales	$991,840	$714,267	$277,573
Finance charges and other	201,929	150,765	51,164
Revenues	$1,193,769	$865,032	$328,737

The following table provides an analysis of net sales by product category in each period, including repair service agreement (“RSA”) commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from prior filings to ensure comparability between the categories.

	Year Ended January 31,					%	Same Store
	2014	% of Total	2013	% of Total	Change	Change	% Change
(dollars in thousands)
Home appliance	$258,713	26.1%	$199,077	27.9%	$59,636	30.0%	19.4%
Furniture and mattress	235,257	23.7	132,583	18.6	102,674	77.4	51.0
Consumer electronic	269,889	27.2	218,506	30.6	51,383	23.5	11.9
Home office	102,103	10.3	65,381	9.1	36,722	56.2	42.4
Other	37,955	3.8	33,969	4.8	3,986	11.7	3.2
Total product sales	903,917	91.1	649,516	91.0	254,401	39.2	24.8
RSA commissions	75,671	7.6	51,648	7.2	24,023	46.5	33.2
Service revenues	12,252	1.3	13,103	1.8	(851)	(6.5)
Total net sales	$991,840	100.0%	$714,267	100.0%	$277,573	38.9%	26.5%

The following provides a summary of items impacting our product categories during the year ended January 31, 2014, compared to the prior fiscal year:

•
Home appliance sales increased during the period due to a 17.1% increase in unit sales and a 9.5% increase in the average selling price. Laundry sales were up 34.7%, refrigeration sales were up 27.8% and cooking sales were up 28.2%. This increase was partially offset by a 12.1% decrease in room air conditioner sales as a result of milder temperatures in the region where our stores are located;

•
Furniture and mattress sales growth was driven by a 67.6% increase in unit sales and a 5.2% increase in the average sales price. Furniture sales climbed 82.9% on a 76.7% increase in unit volume with a modest increase in average selling price. Mattress unit sales grew by 35.1% with a 16.9% increase in average selling price reflecting a shift to higher price-point merchandise;

•
Consumer electronic sales were up 21.3% and average selling price increased 5.7% on a same store basis. Television sales increased 18.2%, home theater sales rose 55.2% and camera sales climbed 28.8%, partially offset by a reduction in gaming hardware sales;

•	Home office sales rose primarily as a result of expansion in both computer and tablet sales with a 10.8% increase in the average selling price of computers;

•	The increase in repair service agreement commissions was driven primarily by increased retail sales; and

•	Service revenue decreased by 6.5% as a result of the outsourcing of certain warranty repair services.

The following table provides key portfolio performance information for the year ended January 31, 2014 and 2013:

	Year ended January 31,
(in thousands)	2014	2013	Change
Interest income and fees	$155,703	$124,484	$31,219
Insurance commissions	44,704	25,045	19,659
Other income	1,522	1,236	286
Finance charges and other	$201,929	$150,765	$51,164

Interest income and fees and insurance commissions are included in finance charges and other for the credit segment, while other income is included in finance charges and other for the retail segment.

Interest income and fees of the credit segment increased over the prior year level primarily driven by a 30.0% increase in the average balance of the portfolio. Portfolio interest and fee yield declined 70 basis points year-over-year as a result of increased short-term, no-interest financing. Short-term, no interest option receivables averaged 32.2% of the total portfolio balance for the year ended January 31, 2014, which compares to 21.0% in the prior year. Insurance commissions were favorably impacted by increased front-end commissions due to higher retail sales and increased retrospective commissions due to lower claims experience.

	Year ended January 31,
(in thousands, except percentages)	2014	2013
Interest income and fees (a)	$155,703	$124,484
Net charge-offs	(69,430)	(53,276)
Borrowing costs (b)	(15,323)	(17,047)
Net portfolio yield	$70,950	$54,161

Average portfolio balance	$869,561	$669,029
Interest income and fee yield %	17.9%	18.6%
Net charge-off %	8.0%	8.0%

(a)	Included in finance charges and other.

(b)	Total interest expense.

	Year ended January 31,
(in thousands, except percentages)	2014	2013	Change
Cost of goods sold	$588,721	$454,682	$134,039
Product gross margin percentage	34.9%	30.0%

Product gross margin increased 490 basis points as a percent of product sales from the twelve months ended January 31, 2013. Margin improvement was reported in each of the product categories reflecting the benefit of the sale of higher quality, higher margin goods and the realization of sourcing opportunities. Product gross margin was also influenced by a favorable shift in product mix. For example, furniture and mattress sales which generate higher product margins accounted for 26.0% of total product sales for the year ended January 31, 2014 compared to 20.4% in the prior year.

	Year ended January 31,
(in thousands, except percentages)	2014	2013	Change
Cost of service parts sold	$5,327	$5,965	$(638)
As a percent of service revenues	43.5%	45.5%

The decrease in cost of service parts sold was due primarily to a 6.5% decrease in service revenues.

	Year ended January 31,
(in thousands, except percentages)	2014	2013	Change
Selling, general and administrative expense - Retail	$262,702	$197,498	$65,204
Selling, general and administrative expense - Credit	76,826	55,691	21,135
Selling, general and administrative expense - Total	$339,528	$253,189	$86,339
As a percent of total revenues	28.4%	29.3%

For the fiscal year ended January 31, 2014, the SG&A increase was driven primarily by higher compensation, occupancy costs, advertising expenses and delivery costs.

The SG&A expense increase in the retail segment was primarily due to higher sales-related compensation and delivery costs, occupancy costs and advertising expenses. As a percent of segment revenues, SG&A expense in the current period declined 120 basis points as compared to the prior-year period due to the leveraging effect of increased revenues partially offset by costs associated with new store openings.

The increase in SG&A expense for the credit segment was driven by customer receivable portfolio growth resulting in higher compensation costs related to collections personnel.

	Year ended January 31,
(in thousands, except percentages)	2014	2013	Change
Provision for bad debts - Retail	$468	$758	$(290)
Provision for bad debts - Credit	95,756	46,901	48,855
Provision for bad debts - Total	$96,224	$47,659	$48,565
Provision for bad debts - Credit as a percent of average portfolio balance	11.0%	7.0%

The provision for bad debts is primarily related to the operations of our credit segment, with approximately $0.5 million and $0.8 million for the periods ended January 31, 2014 and 2013, respectively, included in the results of operations for the retail segment.

The provision for bad debts of the credit segment increased by $48.9 million from the prior year. This additional provision was driven by a $326.7 million, or 44.1% growth in the outstanding receivable portfolio balance. Additionally, the provision for bad debts rose due to higher than anticipated charge-offs during fiscal year 2014 and deterioration in the delinquency rate for accounts greater than 60 days past due from 7.1% as of January 31, 2013 to 8.8% as of January 31, 2014.

	Year ended January 31,
(in thousands, except number of stores)	2014	2013	Change
Store and facility closure and relocation costs	$2,117	$869	$1,248
Costs related to office relocation	—	1,202	(1,202)
Employee severance	—	628	(628)
Vehicle lease terminations	—	326	(326)
Charges and credits	$2,117	$3,025	$(908)
Stores closed	3	2

We have closed, and in some cases relocated, a number of underperforming retail locations during fiscal 2014 and 2013. In connection with these closures and relocations, we provided reserves for future lease obligations and adjust such obligations as more information becomes available. During the twelve months ended January 31, 2014 and 2013, we incurred charges of $2.1 million and $0.9 million, respectively.

We relocated certain of our corporate operations from Beaumont to The Woodlands, Texas in the third quarter of fiscal year 2013. We incurred $1.2 million in pre-tax costs in connection with the relocation during the year ended January 31, 2013.

	Year ended January 31,
(in thousands)	2014	2013	Change
Interest expense	$15,323	$17,047	$(1,724)

Net interest expense for the year ended January 31, 2014 declined by $1.7 million primarily due to the repayment of outstanding asset-backed notes, which carried a higher effective interest rate, in April 2013. The entirety of our interest expense is included in the results of operations of the credit segment.

	Year ended January 31,
(in thousands)	2014	2013	Change
Loss from early extinguishment of debt	$—	$897	$(897)

During the prior year, we amended and restated our asset-based loan facility with a syndicate of banks. In connection with the transaction, we expensed $0.8 million in previously deferred transaction costs associated with lenders which are no longer in the current syndicate of banks. This amount is included in the results of operations of the credit segment.

	Year ended January 31,
(in thousands, except percentages)	2014	2013	Change
Provision for income taxes	$53,070	$30,109	$22,961
As a percent of income before taxes	36.2%	36.4%

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

Retail Segment

•
Revenues were $715.5 million for the year ended January 31, 2013, an increase of $60.5 million, or 9.2%, from the prior-year. The increase in revenues during the period was primarily driven by higher demand for furniture and mattresses, home appliances, tablets and lawn equipment. On a same store basis, revenues for the year ended January 31, 2013 rose 14.3% over the prior year. Reported revenues for the twelve months ended January 31, 2013, also reflects the benefit of the completion of 20 store remodels, the opening of a Conn’s HomePlus store in Waco, Texas in June of 2012 and four additional stores opened during the fourth quarter. This growth in sales was partially offset by store closures.

•
Retail gross margin was 35.2% for the year ended January 31, 2013, an increase of 650 basis points over the 28.7% reported in the prior year. The prior year included an inventory reserve adjustment, which increased cost of goods sold by $4.7 million and decreased reported retail gross margin by 70 basis points. Excluding this adjustment, retail gross margin rose 580 basis points year-over-year driven by margin expansion within each of the major product categories. Additionally, results were favorably influenced by sales mix, with the 41.4% increase in higher-margin furniture and mattress sales outpacing the overall growth realized in the other product categories. The broad margin improvement across all categories was driven by the continued focus on higher price-point, higher margin products and sourcing opportunities.

•
Selling, general and administrative expense was $197.5 million for the year ended January 31, 2013, an increase of $17.3 million, or 9.6%, over the year ended January 31, 2012. The SG&A expense increase was primarily due to higher sales-driven compensation costs and advertising expenses, partially offset by a reduction in depreciation and facility-related expenses. As a percent of segment revenues, SG&A expense increased 10 basis points to 27.6% in the year ended January 31, 2013 from 27.5% in the prior year.

 Credit Segment

•
Revenues were $149.5 million for the year ended January 31, 2013, an increase of $12.2 million, or 8.9%, from the prior year. The increase reflects the impact of year-over-year growth of 6.8% in the average balance of the customer receivable portfolio and increased insurance commissions driven by higher retail sales and increased penetration on the sale of insurance.

•
SG&A expense for the credit segment for the year ended January 31, 2013 was $55.7 million, or 37.2% of revenues, versus $56.9 million, or 41.4% of revenues in the prior year. On a dollar basis, SG&A decreased by $1.2 million in the year ended January 31, 2013 due to reduced compensation and related expenses.

•
Provision for bad debts was $46.9 million for the year ended January 31, 2013, a decrease of $6.1 million from the prior year. The year-over-year decrease is attributable to the $13.1 million impact in the prior year of required adoption of accounting guidance related to Troubled Debt Restructuring and our implementation of stricter re-aging and charge-off policies in the second and third quarters of fiscal year 2012.

•
Net interest expense for the year ended January 31, 2013 was $17.0 million, a decrease of $5.4 million from the prior year, which was attributable to the decline in the overall effective interest rate.

Refer to the above analysis of consolidated statements of operations while reading the operations review on a year-by-year basis.

	Year ended January 31,
(in thousands)	2013	2012	Change
Net sales	$714,267	$653,684	$60,583
Finance charges and other	150,765	138,618	12,147
Revenues	$865,032	$792,302	$72,730

The following table provides an analysis of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales. Classification of sales has been adjusted from prior filings to ensure comparability between the categories.

	Year ended January 31,					%	Same store
(dollars in thousands)	2013	% of Total	2012	% of Total	Change	Change	% change
Category
Home appliance	$199,077	27.9%	$188,499	28.8%	$10,578	5.6%	10.4%
Furniture and mattress	132,583	18.5	93,778	14.4	38,805	41.4	43.2
Consumer electronic	218,506	30.6	233,651	35.7	(15,145)	(6.5)	(3.3)
Home office	65,381	9.2	54,585	8.4	10,796	19.8	23.3
Other	33,969	4.8	25,847	4.0	8,122	31.4	37.8
Total product sales	649,516	91.0	596,360	91.3	53,156	8.9	12.9
RSA commissions	51,648	7.2	42,078	6.4	9,570	22.7	27.4
Service revenues	13,103	1.8	15,246	2.3	(2,143)	(14.1)
Total net sales	$714,267	100.0%	$653,684	100.0%	$60,583	9.3%	14.3%

The following provides a summary of items impacting our product categories during the year ended January 31, 2013, compared to the prior fiscal year:

•
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

•
Home office sales rose primarily as a result of the expansion of tablet sales and a 19.2% increase in the average selling price of computers, partially offset by the impact of store closures, a decline in computer unit volume and lower sales of accessory items.

•	The increase in repair service agreement commissions was driven by increased retail sales and higher penetration as a percentage of product sales.

	Year ended January 31,
(in thousands)	2013	2012	Change
Interest income and fees	$124,484	$117,084	$7,400
Insurance commissions	25,045	20,199	$4,846
Other income	1,236	1,335	$(99)
Finance charges and other	$150,765	$138,618	$12,147

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

	Year ended January 31,
(in thousands, except percentages)	2013	2012
Interest income and fees (a)	$124,484	$117,084
Net charge-offs	(53,276)	(46,939)
Borrowing costs (b)	(17,047)	(22,457)
Net portfolio yield	$54,161	$47,688

Average portfolio balance	$669,029	$626,438
Interest income and fee yield %	18.6%	18.7%
Net charge-off %	8.0%	7.5%

(a)	Included in finance charges and other.

(b)	Total interest expense.

	Year ended January 31,
(in thousands, except percentages)	2013	2012	Change
Cost of goods sold	$454,682	$455,493	$(811)
Product gross margin percentage	30.0%	23.6%

Product gross margin increased 640 basis points as a percent of product sales from the twelve months ended January 31, 2012 primarily due to expanded margins in all categories and a favorable shift in our relative product mix. The year-over-year comparison was also influenced by an increase in the inventory valuation reserve of $4.7 million recorded during fiscal 2012.

	Year ended January 31,
(in thousands, except percentages)	2013	2012	Change
Cost of service parts sold	$5,965	$6,527	$(562)
As a percent of service revenues	45.5%	42.8%

This decrease was due primarily to a 13.8% decrease in service revenues.

	Year ended January 31,
(in thousands, except percentages)	2013	2012	Change
Selling, general and administrative expense - Retail	$197,498	$180,234	$17,264
Selling, general and administrative expense - Credit	55,691	56,864	(1,173)
Selling, general and administrative expense - Total	$253,189	$237,098	$16,091
As a percent of total revenues	29.3%	29.9%

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

The SG&A expense in the credit segment declined primarily due to reduced compensation and related expenses. SG&A expense as a percent of segment revenues was 37.2% of revenue in the current year period compared to 41.4% in the prior year.

	Year ended January 31,
(in thousands, except percentages)	2013	2012	Change
Provision for bad debts - Retail	$758	$590	$168
Provision for bad debts - Credit	46,901	52,965	(6,064)
Provision for bad debts - Total	$47,659	$53,555	$(5,896)
Provision for bad debts - Credit as a percent of average portfolio balance	7.0%	8.5%

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

	Year ended January 31,
(in thousands, except number of stores)	2013	2012	Change
Costs related to office relocation	$1,202	$—	$1,202
Costs related to store closings	869	7,096	(6,227)
Impairment of long-lived assets	—	2,019	(2,019)
Employee severance	628	813	(185)
Vehicle lease terminations	326	—	326
Charges and credits	$3,025	$9,928	$(6,903)
Stores closed	2	11

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

	Year ended January 31,
(in thousands)	2013	2012	Change
Interest expense	$17,047	$22,457	$(5,410)

Interest expense for the fiscal year ended January 31, 2013 decreased from the prior year primarily due to the refinancing of higher interest borrowings in the prior year and a lower average balance of debt outstanding during fiscal year 2013. The entirety of our interest expense is included in the results of operations of the credit segment.

	Year ended January 31,
(in thousands)	2013	2012	Change
Loss from early extinguishment of debt	$897	$11,056	$(10,159)

We amended and restated our asset-based loan facility with a syndicate of banks on September 26, 2012. In connection with the transaction, we expensed $0.8 million in previously deferred transaction costs associated with lenders which are no longer in the current syndicate of banks. This amount is included in the results of operations of the credit segment.

During the prior year, we completed the repayment of our term loan with proceeds from a new real estate loan and borrowings under our expanded revolving credit facility. We recorded a charge of approximately $11.1 million during fiscal 2012, including the prepayment premium of $4.8 million, write-off of the unamortized original issue discount of $5.4 million and term loan deferred financing costs of $0.9 million.

	Year ended January 31,
(in thousands, except percentages)	2013	2012	Change
Provision (benefit) for income taxes	$30,109	$(159)	$30,268
As a percent of income before taxes	36.4%	4.1%

The provision for income taxes increased due to the year-over-year improvement in profitability. The improvement in profitability also drove the change in the effective tax rate in the current year due to the impact of the Texas margin tax, which is based on gross margin and is not affected by changes in income before income taxes.

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

Seasonality and Quarterly Results of Operations

Our business is moderately seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31, due primarily to the holiday selling season. In addition, historically our results of operations and portfolio performance for our first fiscal quarter are stronger than for our second fiscal quarter.  Our quarterly results may fluctuate materially depending on factors such as the following:

•	timing of new product introductions, new store openings and store relocations;

•	sales contributed by new stores;

•	changes in our merchandise mix;

•	increases or decreases in comparable store sales;

•	changes in delinquency rates with respect to customer accounts receivable;

•	the pace of growth or decline in the customer accounts receivable balance;

•	adverse weather conditions;

•	shifts in the timing of certain holidays or promotions; and

•	charges incurred in connection with store closures or other non-routine events.

Results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for a full fiscal year.

Customer Receivable Portfolio

We provide in-house financing to individual consumers on a short-term basis (maximum initial contractual term is 32 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using an installment contract, which requires a fixed monthly payment over a fixed term. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally provide for interest at the maximum rate allowed by the respective state regulations in which we operate, except for Arizona and New Mexico where we charge 26% and state regulations do not generally limit the interest rate charged.

We promote the sale of many of our products through advertised short-term, no-interest programs. The majority of these accounts have a 12-month term, with the balance carrying a term of six or three months. Minimum monthly customer payments are required under our short-term, no interest program addendum to our standard retail installment loan contract. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the stated term (grace periods are provided), the account no longer qualifies for the no interest provision and the account reverts back to the terms of the executed retail installment loan contract. A significant number of customers who purchase through our promotional programs meet the terms of the program, resulting in the payoff of those accounts and thus and increase in the velocity of portfolio turnover.

We regularly extend or “re-age” a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which was subsequently resolved and the customer indicates a willingness and ability to resume making monthly payments. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay us. Our re-aging of customer accounts does not reduce the contractual principal or interest due from the customer. Typically, we also charge the customer an extension fee, which approximates the interest owed for the time period the contract was past due. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account or making two consecutive payments. Under these options, as with extensions, the customer must resolve the reason for delinquency and show a willingness and ability to resume making contractual monthly payments.

As of January 31, 2014, we had approximately 621 thousand active customer accounts with an average balance of $1,720 outstanding per account. This compares to approximately 483 thousand active customer accounts with an average balance of $1,535 outstanding per account as of January 31, 2013. The 29% increase in the number of customer accounts outstanding reflects the impact of marketing driven, same store sales growth as well as new store openings. Year-over-year, the majority of the growth in the average balance is due to our increase in product sales and the entry in o more recent installment contracts with our customers. As a result, we have experienced a continued decline in the average number of months since origination our customer accounts within the portfolio have been outstanding - down from 9.3 months last year end to 8.4 months as of January 31, 2014.

The following tables present, for comparison purposes, information about our credit portfolio (dollars in thousands, except average income of credit customer and average outstanding customer balance):

	As of January 31,
	2014	2013	2012
Total outstanding balance	$1,068,270	$741,544	$643,301
Weighted average credit score of outstanding balances	594	600	602
Average income of credit customer	$39,700	$37,500	$37,000
Number of active accounts	621,229	483,219	484,169
Weighted average months since origination of outstanding balance	8.4	9.3	10.7
Average outstanding customer balance	$1,720	$1,535	$1,329
Account balances 60+ days past due (1)	$94,403	$52,839	$55,190
Percent of balances 60+ days past due to total outstanding balance	8.8%	7.1%	8.6%
Total account balances re-aged (1)	$120,770	$86,428	$88,863
Percent of re-aged balances to total outstanding balance	11.3%	11.7%	13.8%
Account balances re-aged more than six months	$21,168	$19,071	$38,182
Percent of total allowance for bad debts to total outstanding customer receivable balance	6.7%	5.9%	7.8%
Percent of total outstanding balance represented by short-term, no interest option receivables (2)	35.6%	27.3%	14.8%
	Year ended January 31,
	2014	2013	2012
Total applications processed	989,862	750,439	734,748
Weighted average origination credit score of sales financed	602	614	621
Percent of total applications approved (3)	50.3%	48.6%	46.4%
Average down payment	3.5%	3.2%	5.3%
Average total outstanding balance	$869,561	$669,029	$626,438
Bad debt charge-offs (net of recoveries)	$69,430	$53,276	$46,939
Percent of bad debt charge-offs (net of recoveries) to average outstanding balance	8.0%	8.0%	7.5%
Weighted average monthly payment rate (4)	5.3%	5.4%	5.6%
Provision for bad debts (5)	$95,756	$46,901	$52,965
Provision for bad debts as a percentage of average outstanding balance	11.0%	7.0%	8.5%
Percent of retail sales paid for by:
In-house financing, including down payment received	77.3%	70.9%	60.4%
Third-party financing	12.0%	14.8%	12.5%
Third-party rent-to-own option	3.1%	3.5%	3.5%
	92.4%	89.2%	76.4%

(1)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(2)
Short-term, no interest option receivables are financed under a standard retail installment loan contract. Minimum monthly payments are required and the maximum term is 12 months. If the customer account becomes delinquent or the remaining account principal balance is not paid in full prior to the end of the no-interest period, interest is earned over the term of the installment contract and the required minimum monthly payment remains unchanged.

(3)	Total applications approved data for year ended January 31, 2012 revised to conform calculation of approval status.

(4)	12-month average of gross cash payments as a percentage of gross principal balances outstanding at the beginning of each month in the period.

(5)	Amount does not include retail segment provision for bad debts.

Our customer accounts receivable and related allowance for uncollectible accounts are segregated between customer accounts receivable and restructured accounts. Customer accounts receivable include all accounts for which payment term has not been cumulatively extended over 90 days or refinanced. Restructured accounts includes all accounts for which payment term has been cumulatively extended over 90 days and accounts refinanced.

The following tables present quantitative information about our receivables portfolio, segregated by segment:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
	As of January 31,		As of January 31,		As of January 31,
(in thousands)	2014	2013	2014	2013	2014	2013
Customer accounts receivable	$1,022,914	$702,737	$82,486	$41,704	$75,414	$47,757
Restructured accounts	45,356	38,807	11,917	11,135	45,356	38,671
Total receivables managed	1,068,270	741,544	94,403	52,839	120,770	86,428

Allowance for uncollectible accounts related to the credit portfolio	(71,801)	(43,911)
Allowances for short-term, no-interest credit programs	(11,789)	(6,572)
Short-term portion of customer accounts receivable, net	(527,267)	(378,050)
Long-term portion of customer accounts receivable, net	$457,413	$313,011

(1)
Amounts are based on end of period balances. Due to the fact that an account can become past due after having been re-aged, accounts could be represented in both the 60 days past due and re-aged columns shown above. The amounts included within both the 60 days past due and re-aged columns shown above as of January 31, 2014 and 2013 was $27.4 million and $20.7 million, respectively. The total amount of customer receivables past due one day or greater was $249.3 million and $172.4 million as of January 31, 2014 and 2013, respectively. These amounts include the 60 days past due totals shown above.

			Net Credit
	Average Balances		Charge-offs (1)
	Year ended January 31,		Year ended January 31,
(in thousands)	2014	2013	2014	2013
Customer accounts receivable	$828,172	$629,423	$53,256	$34,132
Restructured accounts	41,389	39,606	16,174	19,144
Total receivables managed	$869,561	$669,029	$69,430	$53,276

(1)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest) net of recoveries which include principal collections during the period shown of previously charged-off balances.

Following is the activity within our the allowance for doubtful accounts and uncollectible interest for customer receivables for the year ended January 31, 2014 and 2013:

	Year ended January 31, 2014			Year ended January 31, 2013
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$27,702	$16,209	$43,911	$24,518	$25,386	$49,904
Provision(1)	89,960	20,342	$110,302	42,772	13,027	$55,799
Principal charge-offs(2)	(57,433)	(17,443)	$(74,876)	(36,647)	(20,555)	$(57,202)
Interest charge-offs	(9,958)	(3,024)	$(12,982)	(5,456)	(3,060)	$(8,516)
Recoveries(2)	4,177	1,269	$5,446	2,515	1,411	$3,926
Allowance at end of period	$54,448	$17,353	$71,801	$27,702	$16,209	$43,911

(1)	Includes provision for uncollectible interest, which is included in finance charges and other.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest), and recoveries include principal collections during the period shown of previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

Our overall allowance for uncollectible accounts as a percentage of the total portfolio balance increased to 6.7% as of January 31, 2014 from 5.9% as of January 31, 2013. The year-over-year increase was primarily driven by a 220 basis point increase in 60+ day delinquency for non-restructured customer accounts receivables. The impact of this increase was partially offset by a 100 basis point decline in the relative proportion of the total restructured account balance to the total customer receivable portfolio balance from January 31, 2013.

For non-restructured accounts, the allowance for uncollectible accounts as a percentage of the outstanding balance rose from 3.9% as of January 31, 2013 to 5.1% as of January 31, 2014, due primarily to execution issues we encountered in our collection operations during December and January of fiscal 2014 and inclement weather conditions experienced during that same period. This resulted in an elevation in delinquency rates and higher than anticipated charge-offs during the period. The estimated effect of this matter and delinquency changes were reflected in our projection model, driving an increase in the losses we expected to realize over the next 12-month period. We adjusted our allowance for uncollectible accounts based on this analysis.

For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 41.8% as of January 31, 2013 as compared to 38.3% as of January 31, 2014. This 350 basis point reduction reflects the impact of improved delinquency and continued improvement in the performance of restructured accounts under stricter restructuring policies.

The percent of bad debt charge-offs (net of recoveries) to average outstanding balance was 8.0% for the year ended January 31, 2014 and 2013. Bad debt charge-offs in the second half of fiscal 2014 were influenced by unexpected execution issues experienced in the second quarter in connection with the implementation of a new collections system and deterioration in collection performance in the fourth quarter.

Included within customer accounts receivable as of January 31, 2014 and 2013 were balances totaling $380.5 million and $202.6 million, respectively, of balances originated under short-term, no-interest programs. Amounts financed under these programs increased to 35.6% of the total portfolio balance as of January 31, 2014 from 27.3% as of January 31, 2013 with more products eligible for purchase using this installment contract option. Use of these programs accelerates cash collections. As the proportion of accounts financed under short-term, no-interest programs increases, the overall yield recognized on the average customer receivable balance will decline. Conversely, a decline in the proportion of accounts financed under short-term, no-interest programs will generally result in an increase in the overall yield recognized. The allowance for short-term, no-interest programs represents the portion of the balance reported within customer accounts receivable at the end of each period which is not expected to be realized due to customers satisfying the requirements of the interest-free programs and is based on historical experience. The allowance for no-interest credit programs declined from 3.2% of the balance outstanding as of January 31, 2013 to 3.1% as of January 31, 2014 based on realized changes over the past 12 months in customer satisfaction of the interest-free program requirements.

Historical Static Loss Table

The following static loss analysis presents the cumulative percentage of balances charged off, based on the year the credit account was originated and the period the balance was charged off. The percentage computed below is calculated by dividing the cumulative net amount charged off since origination by the total balance of accounts originated during the applicable fiscal year. The net charge-off was determined by estimating, on a pro rata basis, the amount of the recoveries received during a period that was allocable to the applicable origination period (dollars in millions).

	As of January 31, 2014 (a)
		% of balance	Cumulative loss rate as a % of balance originated (b)
Fiscal year	Balance	originated	Years from origination
of origination	outstanding	outstanding	—	1	2	3	Terminal (c)
2005			0.3%	1.8%	3.5%	4.4%	5.1%
2006			0.3%	1.9%	3.6%	4.8%	5.8%
2007			0.2%	1.7%	3.5%	4.8%	5.7%
2008			0.2%	1.8%	3.6%	5.1%	5.9%
2009			0.2%	2.1%	4.6%	6.1%	6.6%
2010	$0.8	0.1%	0.2%	2.4%	4.6%	6.0%	6.0%
2011	$3.7	0.6%	0.4%	2.6%	5.2%	5.8%
2012	$43.1	7.2%	0.2%	3.1%	5.5%
2013	$190.7	25.9%	0.4%	5.2%
2014	$828.0	77.0%	0.8%

(a)	As of January 31, 2014, balances originated prior to fiscal 2010 and outstanding were insignificant.

(b)
The loss rates for the balances originated in fiscal years in 2012, 2013 and 2014 may not be comparable to those for balances originated in earlier years as changes made to our collections policies during fiscal year 2012 resulted in accounts charging off earlier than in prior periods.

(c)	The terminal loss percentage presented represents the point at which that pool of loans has reached its maximum loss rate.

Liquidity and Capital Resources

Cash flow

Operating activities. During the twelve months ended January 31, 2014, net cash used by operating activities was $210.3 million. This compares to $22.8 million during the prior year. The increase was primarily driven by a $403.9 million increase in customer accounts receivable during the twelve months ended January 31, 2014 partially offset by the increase in operating performance.

Investing activities.  Net cash used in investing activities increased to $52.1 million in the twelve months ended January 31, 2014. This compares to $9.5 million in the twelve months ended January 31, 2013. The increase was primarily due to greater capital expenditures related to the construction of new stores, as well as store remodels and relocations. Additionally, we received net proceeds of approximately $22.4 million from the sale and long-term lease back of four owned properties in the prior year. We expect during the next twelve months to invest between $30 million and $35 million, net of tenant improvement allowances, in capital expenditures for new stores, remodels and other projects. We expect to fund these estimated capital expenditures with cash from operations, borrowings under our asset-based revolving credit facility and tenant improvement allowances from landlords.

Financing activities.  Net cash provided by financing activities was $264.2 million for the twelve months ended January 31, 2014. This compares to $29.9 million during the twelve months ended January 31, 2013. The increase is primarily due to additional credit facility borrowings used to finance the $403.9 million growth in customer receivables.

Liquidity.   We require capital to finance our growth as we add new stores and markets to our operations, which in turn requires additional working capital for increased customer receivables and inventory. We have historically financed our operations through a combination of cash flow generated from earnings and external borrowings, including bank debt, issuance of debt securities or other capital market transactions, extended terms provided by our vendors for inventory purchases and acquisition of inventory under consignment arrangements.

We have an asset-based revolving credit facility with capacity of $850 million as of January 31, 2014. Capacity under the facility was increased to $880 million in March, 2014. The facility matures in November 2017 and provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The credit facility bears interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The leverage ratio covenant requirement is a required maximum of 2.00 to 1.00. The fixed charge coverage ratio requirement is a minimum of 1.10 to 1.00. We expect, based on current facts and circumstances, that we will be in compliance with the above covenants for the next 12 months. The weighted average interest rate on borrowings outstanding under the asset-based revolving credit facility was 3.0% at January 31, 2014.

On April 30, 2012, our VIE issued $103.7 million of notes which bear interest at 4.0% and were sold at a discount to deliver a 5.21% yield, before considering transaction costs. The principal balance of the notes, which was secured by certain customer receivables, was reduced on a monthly basis by collections on the underlying customer receivables after the payment of interest and other expenses of the VIE. While the final maturity for the notes was April 2016, we repaid the then outstanding note balance in April 2013 and the remaining receivables were transferred back to the Company.

In January 2013, we repaid a real estate loan, which was collateralized by three of our owned store locations.

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

The weighted average effective interest rate on borrowings outstanding under all our credit facilities for the year ended January 31, 2014 was 4.2%, including the interest expense associated with our interest rate caps and amortization of deferred financing costs.

A summary of the significant financial covenants that govern our asset-based revolving credit facility, as amended, compared to our actual compliance status at January 31, 2014 is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum	1.75 to 1.00	1.10 to 1.00
Total liabilities to tangible net worth ratio must be lower than required maximum	1.20 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed stated amount	4.82%	4.49%
Capital expenditures, net must be lower than required maximum	$42.0 million	$75.0 million

Note: All terms in the above table are defined by the asset-based revolving credit facility, as amended, and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly on a trailing 12-month basis, except for the Cash recovery percentage, which is calculated monthly on a trailing three-month basis.

As of January 31, 2014, we had total available borrowing capacity of $313.7 million under our asset-based revolving credit facility, net of standby letters of credit issued, available to us for general corporate purposes. Of this amount, $157.9 million was immediately available under the revolving credit facility as of January 31, 2014 and an additional $155.8 million may become available if we grow the balance of eligible customer receivables and total eligible inventory balances. Payments received on customer receivables averaged approximately $53.8 million per month during the fiscal year ended January 31, 2014, and are available each month to fund new customer receivables generated. During fiscal 2015, we expect to grow the balance of the credit portfolio.

We will continue to finance our operations and future growth through a combination of cash flow generated from operations, external borrowings from our revolving credit facility and proceeds from accessing debt or equity markets. Based on our current operating plans, we believe that cash generated from operations, available borrowings under our revolving credit facility, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and transfers of customer receivables to asset-based securitization facilities will be sufficient to fund our operations, store expansion and updating activities and capital programs for the next 12 months, subject to continued compliance with the covenants in our debt and other credit arrangements. We may also, from time-to-time, access the debt or other capital markets to finance growth. If the repayment of amounts owed under our debt and other credit arrangements is accelerated for any reason, we may not have sufficient cash and liquid assets at such time to be able to immediately repay all the amounts owed under our facility.

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

Capital expenditures.  We lease all of our stores, and our plans for future store locations include primarily leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and warehouses), the cost of which is estimated to be between $1.0 million and $1.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $500,000 and $1,000,000 per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationship and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we are successful in these relationship developments, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores, but could include full ownership. In addition to remodeling existing stores, we reinstated our store opening strategy during the first quarter of fiscal 2013.  During fiscal 2014, we opened 14 new stores and plan to open 15 to 20 new stores during fiscal year 2015. Our anticipated capital expenditures for fiscal year 2015 is $30 million to $35 million, net of tenant improvement allowances.

Contractual obligations.  The following table presents a summary of our known contractual obligations as of January 31, 2014, with respect to the specified categories, classified by payments due per period.

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt:
Revolving credit facility (1)	$534,956	$—	$—	$534,956	$—
Other debt	1,095	420	542	133	—
Operating leases:
Real estate	251,875	32,161	61,527	51,567	106,620
Equipment	5,566	1,847	2,492	1,227	—
Purchase obligations	6,955	4,055	2,860	40	—
Total contractual cash obligations	$800,447	$38,483	$67,421	$587,923	$106,620

(1)
If the outstanding balance as of January 31, 2014 and the interest rate in effect at that time were to remain the same over the remaining life of the facility, interest payments on the facility would be approximately $16.0 million for the fiscal years ended January 31, 2015, 2016 and 2017 and $13.4 million for the fiscal year ended January 31, 2018, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rates under our amended credit facility are variable and bear interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). Accordingly, changes in LIBOR will affect the interest rate on, and therefore our costs under, these credit facilities.

The balance outstanding under our asset-based revolving credit facility has increased from $262.4 million at January 31, 2013 to $535.0 million at January 31, 2014. The notional balance of interest caps used to fix the rate on a portion of asset-based revolving credit facility balance was $100 million at January 31, 2014. These interest rate caps will offset any interest rate increases once the LIBOR rate exceeds 1.0%. Accordingly, a 100 basis point increase in interest rates on the asset-based revolving credit facility would increase our borrowing costs by $5.2 million over a 12-month period, based on the balance outstanding at January 31, 2014, after considering the impact of the interest rate caps.

Interest rate risk management. We did not enter into any risk management trading activities during the year ended January 31, 2014. Our market risk sensitive instruments and positions have been determined to be “other than trading.”

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

Market risks associated with fluctuations in interest rates are monitored by senior management. We have prepared a sensitivity analysis to estimate the exposure to market risk related to floating rate debt. Any swaps and options outstanding as of January 31, 2014 and 2013 that were used in our risk management activities were analyzed using a hypothetical 100 basis point adverse change in LIBOR rates for all forward months within the terms of the risk management derivatives. There was no potential loss in future earnings from these positions due to a 100 basis point adverse movement in LIBOR interest rates as of January 31, 2014. The transactions being hedged are subject to increased interest payments on increasing interest rates up to the hedging cap rate of a LIBOR rate of 1.0%. The preceding hypothetical analysis is limited because changes in prices may or may not equal 100 basis points, thus actual results may differ.

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

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2014. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Based on our assessment and those criteria, management believes that, as of January 31, 2014, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of January 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Conn’s, Inc.
The Woodlands, Texas
March 27, 2014

/s/ Brian E. Taylor
Brian E. Taylor
Chief Financial Officer

/s/ Theodore M. Wright
Theodore M. Wright
Chief Executive Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conn’s, Inc.

We have audited Conn’s, Inc. and subsidiaries' internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Conn’s, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Conn’s, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Conn’s, Inc. and subsidiaries as of January 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2014 of Conn’s, Inc. and subsidiaries and our report dated March 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 27, 2014

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conn’s, Inc.

We have audited the accompanying consolidated balance sheets of Conn’s, Inc. and subsidiaries as of January 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conn’s, Inc. and subsidiaries at January 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in the third quarter of the year ended January 31, 2012, the Company changed its method of accounting for customer receivables as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Conn’s, Inc. and subsidiaries' internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control –– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 27, 2014

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31,
Assets	2014	2013
Current Assets
Cash and cash equivalents	$5,727	$3,849
Customer accounts receivable, net of allowance of $38,447 and $24,022, respectively (includes balance of VIE of $28,553 at January 31, 2013)	527,267	378,050
Other accounts receivable	51,480	45,759
Inventories	120,530	73,685
Deferred income taxes	20,284	15,302
Prepaid expenses and other assets (includes balance of VIE of $4,717 at January 31, 2013)	10,307	11,599
Total current assets	735,595	528,244

Long-term portion of customer accounts receivable, net of allowance of $33,354 and $19,889, respectively (includes balance of VIE of $23,641 at January 31, 2013)	457,413	313,011
Property and equipment, net	86,842	46,994
Deferred income taxes	7,721	11,579
Other assets	10,415	10,029
Total assets	$1,297,986	$909,857

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt (includes balance of VIE of $32,307 at January 31, 2013)	$420	$32,526
Accounts payable	82,861	69,608
Accrued compensation and related expenses	11,390	8,780
Accrued expenses	27,944	20,716
Income taxes payable	2,924	4,618
Deferred revenues and credits	17,068	14,915
Total current liabilities	142,607	151,163
Long-term debt	535,631	262,531
Other long-term liabilities	30,458	21,713

Commitments and contingencies

Stockholders’ equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 50,000,000 shares authorized; 36,127,569 and 35,192,070 shares issued at January 31, 2014 and 2013, respectively)	361	352
Additional paid-in capital	225,631	204,372
Accumulated other comprehensive loss	(100)	(223)
Retained earnings	363,398	269,949
Total stockholders’ equity	589,290	474,450
Total liabilities and stockholders' equity	$1,297,986	$909,857
See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended January 31,
	2014	2013	2012
Revenues
Product sales	$903,917	$649,516	$596,360
Repair service agreement commissions	75,671	51,648	42,078
Service revenues	12,252	13,103	15,246
Total net sales	991,840	714,267	653,684
Finance charges and other	201,929	150,765	138,618
Total revenues	1,193,769	865,032	792,302
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	588,721	454,682	455,493
Cost of service parts sold, including warehousing and occupancy costs	5,327	5,965	6,527
Selling, general and administrative expense	339,528	253,189	237,098
Provision for bad debts	96,224	47,659	53,555
Charges and credits	2,117	3,025	9,928
Total cost and expenses	1,031,917	764,520	762,601
Operating income	161,852	100,512	29,701
Interest expense	15,323	17,047	22,457
Loss from early extinguishment of debt	—	897	11,056
Other (income) expense, net	10	(153)	70
Income (loss) before income taxes	146,519	82,721	(3,882)
Provision (benefit) for income taxes	53,070	30,109	(159)
Net income (loss)	$93,449	$52,612	$(3,723)
Earnings (loss) per share
Basic	$2.61	$1.60	$(0.12)
Diluted	$2.54	$1.56	$(0.12)
Average common shares outstanding
Basic	35,779	32,862	31,860
Diluted	36,861	33,768	31,860
See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended January 31,
	2014	2013	2012
Net income (loss)	$93,449	$52,612	$(3,723)

Change in fair value of hedges	190	107	(342)
Impact of provision for income taxes on comprehensive income	(67)	(37)	120
Comprehensive income (loss)	$93,572	$52,682	$(3,945)

See notes to consolidated financial statements

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Total
Balance January 31, 2011	33,488	$335	$131,590	$(71)	$258,114	(1,723)	$(37,071)	$352,897
Common stock issuance expenses	—	—	(70)	—	—	—	—	(70)
Exercise of options, net of tax	303	3	1,997	—	—	—	—	2,000
Issuance of common stock under Employee Stock Purchase Plan	28	—	135	—	—	—	—	135
Cancellation of treasury stock	(1,723)	(17)	—	—	(37,054)	1,723	37,071	—
Vesting of restricted stock	43	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,354	—	—	—	—	2,354
Net loss	—	—	—	—	(3,723)	—	—	(3,723)
Adjustment of fair value of interest rate hedge, net of tax of $120	—	—	—	(222)	—	—	—	(222)
Balance January 31, 2012	32,139	321	136,006	(293)	217,337	—	—	353,371
Issuance of common stock	2,233	22	55,973	—	—	—	—	55,995
Exercise of options, net of tax	654	8	9,056	—	—	—	—	9,064
Issuance of common stock under Employee Stock Purchase Plan	29	—	393	—	—	—	—	393
Vesting of restricted stock	136	1	—	—	—	—	—	1
Stock-based compensation	—	—	2,944	—	—	—	—	2,944
Net income	—	—	—	—	52,612	—	—	52,612
Adjustment of fair value of interest rate hedge, net of tax of $37	—	—	—	70	—	—	—	70
Balance January 31, 2013	35,191	352	204,372	(223)	269,949	—	—	474,450
Exercise of options, net of tax	817	8	16,323	—	—	—	—	16,331
Issuance of common stock under Employee Stock Purchase Plan	28	—	987	—	—	—	—	987
Vesting of restricted stock	91	1	—	—	—	—	—	1
Stock-based compensation	—	—	3,949	—	—	—	—	3,949
Net income	—	—	—	—	93,449	—	—	93,449
Adjustment of fair value of interest rate hedge, net of tax of $67	—	—	—	123	—	—	—	123
Balance January 31, 2014	36,127	$361	$225,631	$(100)	$363,398	—	$—	$589,290

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended January 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$93,449	$52,612	$(3,723)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	16,817	13,891	12,869
Provision for bad debts and uncollectible interest	110,302	55,799	62,597
Loss on extinguishment of debt	—	897	11,056
Costs and impairment charges related to store and facility closure and relocation	2,117	869	9,115
Stock-based compensation expense	3,949	2,945	2,354
Excess tax benefits from stock-based compensation	(5,706)	(1,359)	(50)
Provision (benefit) for deferred income taxes	(1,187)	(16)	741
(Gain) loss from sale of property and equipment	10	(153)	53
Discounts and accretion on short-term, no interest option credit	—	(202)	(1,246)
Change in operating assets and liabilities:
Customer accounts receivable	(403,921)	(157,335)	(26,744)
Inventories	(46,846)	(11,145)	19,814
Other assets	(7,133)	(7,851)	(8,070)
Accounts payable	13,252	24,897	(13,029)
Accrued expenses	17,311	(2,918)	2,030
Income taxes payable	(3,761)	7,916	(1,612)
Deferred revenues and credits	1,085	(1,650)	(1,638)
Net cash (used in) provided by operating activities	(210,262)	(22,803)	64,517
Cash flows from investing activities
Purchase of property and equipment	(52,127)	(32,353)	(4,386)
Proceeds from sales of property	44	22,882	—
Net cash used in investing activities	(52,083)	(9,471)	(4,386)
Cash flows from financing activities
Borrowings under lines of credit	451,593	237,896	224,383
Payments on lines of credit	(179,038)	(288,744)	(190,608)
Proceeds from issuance of asset-backed notes	—	103,025	—
Payments on asset-backed notes	(32,513)	(71,167)	—
Changes in restricted cash balances	4,717	(4,717)	—
(Payments) borrowings of real estate note	—	(8,000)	8,000
Payment of term note	—	—	(100,000)
Payment of prepayment premium	—	—	(4,830)
Proceeds from (cost related to) issuance of common stock	—	55,995	(70)
Proceeds from stock issued under employee benefit plans	17,318	9,457	2,135
Other	2,146	(3,887)	(3,853)
Net cash provided by (used in) financing activities	264,223	29,858	(64,843)
Net change in cash and cash equivalents	1,878	(2,416)	(4,712)
Cash and cash equivalents
Beginning of the year	3,849	6,265	10,977
End of the year	$5,727	$3,849	$6,265
Supplemental disclosure of cash flow information
Cash interest paid	$11,689	$13,639	$20,523
Cash income taxes paid (recovered), net	52,405	21,653	(3,108)
Supplemental disclosure of non-cash activity
Purchases of property and equipment with debt financing	797	—	639

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Conn’s, Inc. and all of its wholly-owned subsidiaries (collectively, the “Company”). Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In April of 2012, the Company transferred certain customer receivables to a bankruptcy-remote, variable-interest entity (“VIE”) in connection with a securitization. The VIE, which was consolidated within the accompanying financial statements, issued debt secured by the customer receivables that were transferred to it, which were included in customer accounts receivable and long-term portion of customer accounts receivable on the consolidated balance sheets as of January 31, 2013 and 2012. On April 15, 2013, the VIE redeemed the then outstanding asset-backed notes and the remaining customer receivables were transferred back to the Company.

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

Business Activities. The Company, through its retail stores, provides products and services to its customer base in Texas, Arizona, Louisiana, Oklahoma and New Mexico. Products and services offered through retail sales outlets include home appliances, furniture and mattresses, consumer electronics, home office equipment, lawn and garden products, repair service agreements, installment credit programs and various credit insurance products. These activities are supported through an extensive service, warehouse and distribution system. The Company’s business is somewhat seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31, due primarily to the holiday selling season. For the reasons discussed below, the Company has aggregated its results into two operating segments: credit and retail. The Company’s retail stores bear the “Conn’s” or “Conn’s HomePlus” name and deliver the same products and services to a common customer group. The Company’s customers are primarily individuals rather than commercial accounts. All of the retail stores follow the same procedures and methods in managing their operations. The Company’s management evaluates performance and allocates resources based on the operating results of its retail and credit segments. The separate financial information is disclosed in Note 16 - “Segment Information.”

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

Vendor Programs. The Company receives funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, training and promotional programs which are recorded on the accrual basis, as a reduction of the related product cost. The Company accrues rebates based on the satisfaction of terms of the program and sales of qualifying products even though funds may not be received until subsequent to the end of a quarter or year. If the programs are related to product purchases, the allowances, credits, or payments are recorded as a reduction of product cost and if the programs are related to product sales, the allowances, credits or payments are recorded as a reduction of cost of goods sold. Vendor rebates earned and recorded as a reduction of product cost and cost of goods sold totaled $90.3 million, $64.3 million and $62.7 million for the years ended January 31, 2014, 2013 and 2012, respectively. Over the past three years the Company has received funds from approximately 50 vendors, with the terms of the programs ranging between one month and one year.

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

	Year Ended January 31,
(in thousands)	2014	2013	2012
Weighted average common shares outstanding - Basic	35,779	32,862	31,860
Assumed exercise of stock options	866	763	—
Unvested restricted stock units	216	143	—
Weighted average common shares outstanding - Diluted	36,861	33,768	31,860

The weighted average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 35,000 for the year ended January 31, 2014. The weighted average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 0.6 million and 2.3 million for each of the years ended January 31, 2013 and 2012, respectively.

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Credit card deposits in-transit of $2.4 million and $0.8 million, as of January 31, 2014 and 2013, respectively, are included in cash and cash equivalents.

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

Property and Equipment Impairment. Property and equipment are evaluated for impairment at the retail store level. The Company performs a periodic assessment of assets for impairment. Additionally, an impairment evaluation is performed whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store’s performance. For property and equipment to be held and used, the Company recognizes an impairment loss if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Fair value is determined by discounting the anticipated cash flows over the remaining term of the lease utilizing certain unobservable inputs (Level 3). An impairment charge of $2.0 million was recorded for the year ended January 31, 2012, related to store closures.

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

Interest Income on Customer Accounts Receivable. Interest income is accrued using the interest method for installment contracts and is reflected in finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off. The Company provides an allowance for estimated uncollectible interest. Interest income on the Company’s installment contracts with its customers is calculated using the rule of 78s. In order to convert its interest income recognized to the interest method, the Company has recorded the excess earnings of rule of 78s over the interest method as deferred revenue on its balance sheet. This deferred interest will ultimately be brought into income as the accounts pay off or accounts amortize to the point that interest income under the interest method exceeds that which is being earned under rule of 78s. At January 31, 2014 and 2013, there was approximately $5.6 million and $6.5 million, respectively, of deferred interest included in deferred revenues and other. Additionally, there was $11.3 million and $7.8 million of deferred interest included in other long-term liabilities as January 31, 2014 and 2013, respectively. The Company typically only places accounts in non-accrual status when legally required to do so. Payment received on non-accrual loans will be applied to principal and reduce the amount of the loan. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. Interest income is recognized on short-term, interest-free credit programs based on the Company’s historical experience related to customers that fail to satisfy the requirements of the interest-free programs. Additionally, for sales on deferred interest and “same as cash” programs, under the Company’s in-house finance program, that exceed one year in duration, the Company discounts the sales to present value, resulting in a reduction in sales and customer receivables, and amortizes the discount amount to finance charges and other over the term of the program. The amount of customer receivables carried on the Company’s balance sheet that were in non-accrual status was $12.2 million and $9.0 million at January 31, 2014 and 2013, respectively. The amount of customer receivables carried on the Company’s consolidated balance sheet that were past due 90 days or more and still accruing interest was $63.3 million and $36.6 million at January 31, 2014 and 2013, respectively. The Company recognizes interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows.

Revenue Recognition. Revenues from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenues are recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates or other free products or services and discounts of sales on advertised credit that extend beyond one year. The Company sells repair service agreements and credit insurance contracts on behalf of unrelated third parties. For contracts where third parties are the obligor on the contract, commissions are recognized in revenues at the time of sale, and in the case of retrospective commissions, at the time that they are earned.

Sales financed by the Company under short-term, interest free credit programs are recognized at the time the customer takes possession of the product, consistent with the above stated policy. Considering the short-term nature of interest-free programs for terms less than one year, sales are recorded at full value and are not discounted. Sales, if any, financed by the Company under longer term, interest-free programs are recorded at their net present value. There were no financed sales that required discounting in the fiscal years ended January 31, 2014, 2013 and 2012. Sales on short-term, interest free programs under third-party programs typically require the Company to pay the third-party a fee on each completed sale. The fee is recorded as a reduction of net sales.

The Company classifies amounts billed to customers relating to shipping and handling as revenues. Costs of $36.2 million, $22.7 million and $18.8 million associated with shipping and handling revenues are included in selling, general and administrative expense for the years ended January 31, 2014, 2013 and 2012, respectively.

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

Advertising costs are expensed as incurred. Advertising expense for the years ended January 31, 2014, 2013 and 2012, was $50.7 million, $34.7 million and $29.7 million, respectively.

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
The fair value of cash and cash equivalents and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a discounted cash flow analysis, approximates their carrying amount. The discounted cash flow analysis was prepared using historical portfolio performance and a discount rate determined based on 50% debt funding of the receivables and a 15% equity return requirement. The fair value of the Company’s debt approximates the carrying value of $536.1 million as of January 31, 2014 due to the fact the Company's asset based revolving credit facility was amended in November 2013. The Company’s interest rate cap options are presented within the consolidated balance sheets at fair value.

2.     Charges and Credits

The Company recorded the following significant charges and credits during fiscal years 2014, 2013 and 2012.

	Year ended January 31,
(in thousands)	2014	2013	2012
Store and facility closure and relocation costs	$2,117	$869	$7,096
Impairment of long-lived assets	—	—	2,019
Costs related to office relocation	—	1,202	—
Employee severance	—	628	813
Vehicle lease terminations	—	326	—
Charges and credits	$2,117	$3,025	$9,928

Fiscal year 2014:

•
The Company closed one store, realizing a benefit of $1.0 million on the termination of the lease. Additionally, the Company closed two stores, revised its estimate of future obligations related to other closed stores and relocated certain other facilities in the third quarter of fiscal year 2014. This resulted in a net pre-tax charge of $2.1 million ($1.4 million after-tax). This amount is reported within the retail segment and classified in charges and credits in the consolidated statement of operations.

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

•
As further discussed in Note 7, the Company amended and restated its asset-based loan facility with a syndicate of banks on September 26, 2012. In connection with the transaction, the Company expensed $0.8 million ($0.5 million after-tax) of previously deferred transaction costs associated with lenders that are no longer in the current syndicate of banks. This amount is reported within the credit segment and classified in loss on extinguishment of debt in the consolidated statement of operations.

Fiscal year 2012:

•
The Company recorded a pre-tax charge of $14.1 million ($9.7 million after-tax), net of previously provided reserves, in connection with the required adoption of accounting guidance related to Troubled Debt Restructuring further discussed in Note 1. This amount is reported within the credit segment and classified in provision for bad debts and finance charges and other in the consolidated statement of operations.

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

3. Supplemental Disclosure of Finance Charges and Other Revenue

The following is a summary of the classification of the amounts included as finance charges and other for the year ended January 31, 2014, 2013 and 2012:

	Year ended January 31,
(in thousands)	2014	2013	2012
Interest income and fees on customer receivables	$155,703	$124,484	$117,084
Insurance commissions	44,704	25,045	20,199
Other	1,522	1,236	1,335
	$201,929	$150,765	$138,618

Interest income and fees on customer receivables is reduced by provisions for uncollectible interest of $14.9 million, $8.1 million and $9.0 million, respectively, for the fiscal years ended January 31, 2014, 2013 and 2012. The amount included in interest income and fees on customer receivables related to TDR accounts for the fiscal year ended January 31, 2014 and 2013 is $4.4 million and $4.1 million, respectively. The Company recognizes interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows.

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

The Company uses risk-rating criteria to differentiate underwriting requirements, potentially requiring differing down payment and initial application and documentation criteria. The following tables present quantitative information about the receivables portfolio managed by the Company, segregated by segment:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
	As of January 31,		As of January 31,		As of January 31,
(in thousands)	2014	2013	2014	2013	2014	2013
Customer accounts receivable	$1,022,914	$702,737	$82,486	$41,704	$75,414	$47,757
Restructured accounts (2)	45,356	38,807	11,917	11,135	45,356	38,671
Total receivables managed	1,068,270	741,544	94,403	52,839	120,770	86,428

Allowance for uncollectible accounts related to the credit portfolio	(71,801)	(43,911)
Allowances for short-term, no-interest credit programs	(11,789)	(6,572)
Short-term portion of customer accounts receivable, net	(527,267)	(378,050)
Long-term portion of customer accounts receivable, net	$457,413	$313,011

(1)
Amounts are based on end of period balances. Due to the fact that an account can become past due after having been re-aged, accounts could be represented in both the past due and re-aged columns shown above. The amounts included within both the past due and re-aged columns shown above as of January 31, 2014 and 2013 was $27.4 million and $20.7 million, respectively. The total amount of customer receivables past due one day or greater was $249.3 million and $172.4 million as of January 31, 2014 and 2013, respectively. These amounts include the 60 days past due totals shown above.

(2)
In addition to the amounts included in restructured accounts, there were $1.3 million and $1.9 million of accounts re-aged four or more months, included in the re-aged balance above, which did not qualify as TDRs at January 31, 2014 and 2013, respectively, because they were not re-aged subsequent to January 31, 2011.

			Net Credit
	Average Balances		Charge-offs (1)
	Year ended January 31,		Year ended January 31,
(in thousands)	2014	2013	2014	2013
Customer accounts receivable	$828,172	$629,423	$53,256	$34,132
Restructured accounts	41,389	39,606	16,174	19,144
Total receivables managed	$869,561	$669,029	$69,430	$53,276

(1)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest) net of recoveries which include principal collections during the period shown of previously charged-off balances.

Following is the activity in the Company’s balance in the allowance for doubtful accounts and uncollectible interest for customer receivables for the year ended January 31, 2014 and 2013:

	Year ended January 31, 2014			Year ended January 31, 2013
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$27,702	$16,209	$43,911	$24,518	$25,386	$49,904
Provision(1)	89,960	20,342	$110,302	42,772	13,027	$55,799
Principal charge-offs(2)	(57,433)	(17,443)	$(74,876)	(36,647)	(20,555)	$(57,202)
Interest charge-offs	(9,958)	(3,024)	$(12,982)	(5,456)	(3,060)	$(8,516)
Recoveries(2)	4,177	1,269	$5,446	2,515	1,411	$3,926
Allowance at end of period	$54,448	$17,353	$71,801	$27,702	$16,209	$43,911

(1)	Includes provision for uncollectible interest, which is included in finance charges and other.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest), and recoveries include principal collections during the period shown of previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

5. Property and Equipment

The following presents the components of property and equipment together with the respective estimated depreciable lives.

Property and equipment consist of the following at January 31:

	Estimated
(in thousands, except years)	Useful Lives	2014	2013
Land	N/A	$7,855	$673
Buildings	30 years	1,737	466
Equipment and fixtures	3-5 years	36,520	30,817
Leasehold improvements	5-15 years	139,448	109,493
Subtotal		185,560	141,449
Less accumulated depreciation		(98,718)	(94,455)
Property and equipment, net		$86,842	$46,994

Gains and (losses) on sale of assets are included in other (income) expense in the consolidated statements of operations, and totaled approximately $(10,000), $153,000 and $(53,000), respectively for the years ended January 31, 2014, 2013 and 2012. During the fourth quarter of fiscal year 2013, the Company received net proceeds of approximately $22.4 million from the sale and long-term lease back of four owned properties. The gain associated with the sale was deferred and is being amortized over the life of the lease associated with those properties.

6. Accrual for Store Closures

During the fiscal years ended January 31, 2014 and 2013, the Company closed three and two retail locations, respectively, that did not perform at a level the Company expects for mature store locations. Certain of the closed stores had unexpired leases, resulting in the accrual of the present value of remaining lease obligations and anticipated ancillary occupancy costs, net of estimated sublease income. Revisions to these projections for changes in estimated marketing times and sublease rates are made to the obligation as further information related to the actual terms and costs become available. The estimates were calculated using Level 2 fair value inputs. The following table presents detail of the activity in the accrual for store closures during the fiscal years ended January 31, 2014 and 2013:

	Year ended January 31,
(in thousands)	2014	2013
Balance at beginning of period	$5,071	$8,106
Accrual for closures	136	789
Change in estimate	2,092	75
Cash payments	(2,983)	(3,899)
Balance at end of period	$4,316	$5,071
	As of January 31,
Balance sheet presentation:	2014	2013
Accrued expenses	$1,957	$3,441
Other long-term liabilities	2,359	1,630
	$4,316	$5,071

The cash payments include payments made for facility rent and related costs.

7. Debt, Letters of Credit and Derivatives

The Company’s long-term debt consisted of the following at the period ended:

	As of January 31,
(in thousands)	2014	2013
Asset-based revolving credit facility	$534,956	$262,401
Asset-backed notes, net of discount of $205	—	32,307
Other long-term debt	1,095	349
Total debt	536,051	295,057
Less current portion of debt	420	32,526
Long-term debt	$535,631	$262,531

On November 26, 2013, the Company completed an expansion and extension of its asset-based revolving credit facility with a syndicate of banks, increasing the capacity from $585 million to $850 million and extending the maturity date to November 2017. The facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The amended facility bears interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The asset-based revolving credit facility restricts the amount of dividends the Company can pay and is secured by the assets of the Company not otherwise encumbered.

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

The Company was in compliance with its debt covenants at January 31, 2014.

As of January 31, 2014, the Company had immediately available borrowing capacity of approximately $157.9 million under its asset-based revolving credit facility, net of standby letters of credit issued, for general corporate purposes. The Company also had $155.8 million that may become available under its asset-based revolving credit facility if it grows the balance of eligible customer receivables and its total eligible inventory balances. The Company pays additional fees in the amount of 25 basis points for the additional commitment amount.

Interest expense including amortization of deferred financing costs incurred on outstanding debt totaled $15.3 million, $17.0 million and $22.5 million for the years ended January 31, 2014, 2013 and 2012, respectively. The Company capitalized borrowing costs of $333 thousand and $360 thousand during the years ended January 31, 2014 and 2013, respectively.

Aggregate maturities of long-term debt as of January 31, in the year indicated are as follows:

(in thousands)
Year ended January 31,
2015	$420
2016	323
2017	218
2018	535,071
2019	19
Total	$536,051

The Company’s asset-based revolving credit facility provides it the ability to utilize letters of credit to secure its deductibles under the Company’s property and casualty insurance programs and risk reserves for certain of its third-party financing alternatives, among other acceptable uses. At January 31, 2014, the Company had outstanding letters of credit of $1.3 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $1.3 million as of January 31, 2014.

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

These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in other comprehensive income (loss) prior to settlement and are subsequently recognized in the consolidated statements of operations in interest expense when the actual LIBOR based interest expenses impact earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in interest expense. During the twelve months ended January 31, 2014 and 2013, the Company did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges. The Company had recorded in prepaid expenses and other assets within its balance sheets $43 thousand at January 31, 2013 for the fair value of its cash flow hedges. The fair value of cash flow hedges at January 31, 2014 was insignificant.

During the year ended January 31, 2012, the Company entered into interest rate cap option transactions with notional amounts of $100 million. These cap options are held for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of its variable-rate debt, based on the benchmark one-month LIBOR interest rate exceeding 1.0%. These cap options have monthly caplets extending through August, 2014. Changes in the cash flows of the interest rate cap transactions primarily offset the changes in cash flows (changes in base interest rate payments) attributable to fluctuations in the LIBOR interest rate.  For the years ended January 31, 2014 and 2013, the Company recognized fair value gains of approximately $123 thousand and $70 thousand, respectively, as a component of other comprehensive income (loss) net of tax effect related to time value of the interest rate caps. In addition, the Company reclassified losses of approximately $233 thousand into current earnings as a portion of the caps expired during each of the fiscal years ended January 31, 2014 and 2013, which is included in interest expense in the accompanying statement of operations.

The Company expects to reclassify net losses of $0.2 million to earnings during the next 12 months.

For the years ended January 31, 2014, 2013 and 2012, the Company had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

At January 31, 2014 and 2013, all derivative assets and liabilities qualified for classification as Level 2 as defined by the GAAP hierarchy. The Company considers these over-the-counter derivative instruments entered into with third parties as Level 2 valuation since both the LIBOR pricing and valuations for these derivatives are obtained through third-party sources within active markets which are both directly and indirectly observable. All financial derivative assets and liabilities were non-trading positions.

8. Income Taxes

Deferred income taxes reflect the net effects of temporary timing differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In evaluating the need for a valuation allowance on deferred tax assets, all available evidence is considered to determine whether a valuation allowance is needed. Future realization of deferred tax assets depends in part on the existence of sufficient taxable income within the carryback and carryforward period available under the tax law. Other criteria which are considered include the existence of deferred tax liabilities that can be used to realize deferred tax assets. Based upon the Company’s review of all evidence in existence at January 31, 2014, the Company believes it is more likely than not that all established deferred tax assets will be fully realized, based primarily on the assumption of future taxable income. The Company had no uncertain tax positions at either January 31, 2014 or 2013.

The deferred tax assets and liabilities are summarized as follows:

(in thousands)	As of January 31,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$19,679	$12,957
Deferred revenue	1,641	1,545
Stock-based compensation	1,513	2,004
Property and equipment	—	3,086
Inventories	1,403	670
Goodwill	—	135
Straight-line rent accrual	3,753	2,260
Accrual for store closures	1,523	1,785
Margin tax	1,032	818
Deferred gains on sale-leaseback transactions	1,734	2,971
Accrued vacation and other	1,254	1,238
Total deferred tax assets	33,532	29,469
Deferred tax liabilities:
Sales tax receivable	(3,760)	(1,924)
Other	(1,767)	(664)
Total deferred tax liabilities	(5,527)	(2,588)
Net deferred tax asset	$28,005	$26,881

As of January 31, 2014, the Company had a deferred tax asset of approximately $2.2 million which has not been recognized related to individual state net operating loss carryforwards. Under the Company’s current operating structure, it does not expect these state loss carryforwards will be realized.

The components of provision (benefit) for income taxes include:

	Year ended January 31,
(in thousands)	2014	2013	2012
Current:
Federal	$52,208	$28,795	$(1,826)
State	2,049	1,330	926
Total current	54,257	30,125	(900)
Deferred:
Federal	(1,061)	(38)	751
State	(126)	22	(10)
Total deferred	(1,187)	(16)	741
Provision (benefit) for income taxes	$53,070	$30,109	$(159)

A reconciliation of the provision for income taxes at the U.S. federal statutory tax rate and the total tax provision for each of the periods presented in the statements of operations follows:

	Year ended January 31,
(in thousands)	2014	2013	2012
Provision (benefit) at U.S. federal statutory rate	$51,275	$28,952	$(1,359)
State income taxes, net of federal benefit	1,489	878	594
Non-deductible entertainment, stock-based compensation and other	306	279	606
Provision (benefit) for income taxes	$53,070	$30,109	$(159)

9. Leases

The Company leases certain of its facilities and operating equipment. The real estate leases generally have initial lease periods from five to fifteen years with renewal options at the discretion of the Company; the equipment leases generally provide for initial lease terms of three to seven years and provide for a purchase right by the Company at the end of the lease term at the then fair market value of the equipment.

The following is a schedule of future minimum base rental payments required under the operating leases that have initial non-cancelable lease terms in excess of one year:

(in thousands)
Year ending January 31,	Total
2015	$34,008
2016	33,312
2017	30,708
2018	27,933
2019	24,860
Thereafter	106,620
Total	$257,441

Total lease expense was approximately $31.2 million, $22.1 million and $22.6 million for the years ended January 31, 2014, 2013 and 2012, respectively.

Certain of the Company’s leases are subject to scheduled minimum rent increases or escalation provisions, the cost of which is recognized on a straight-line basis over the minimum lease term. At January 31, 2014 and 2013, the Company had a straight-line lease accrual of approximately $10.6 million and $6.4 million, respectively, included in accrued expenses on the accompanying balance sheet. Tenant improvement allowances, when granted by the lessor, are deferred and amortized as offset to lease expense over the term of the lease.

10. Common Stock

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

During the fiscal year ended January 31, 2012, the Company canceled 1.7 million shares of treasury stock, which was accounted for under the cost method. The cancellation resulted in the cost of the treasury stock of approximately $37.1 million in excess of par value being written off to retained earnings.

11. Stock-Based Compensation

The Company has an Incentive Stock Option Plan, an Omnibus Incentive Plan, a Non-Employee Director Stock Option Plan and a Director Restricted Stock Plan which provide for grants of stock options and restricted stock units to employees and directors, as applicable. As of January 31, 2014, shares authorized for future issuance were: 500,047 under the Incentive Stock Option Plan; 555,572 under the Omnibus Incentive Plan; 50,000 under the Non-Employee Director Stock Option Plan; and 213,120 under the Director Restricted Stock Plan.

Stock options and restricted stock units generally vest over periods of one to five years from the date of grant. Stock options under the various plans are issued at prices equal to the market value on the date of the grant and, typically, expire ten years after the date of grant.

Employee Plans

A summary of the Company’s Incentive Stock Option Plan activity during the year ended January 31, 2014 is presented below (shares in thousands):

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, January 31, 2013	1,659	$13.34
Options granted	—	—
Options exercised	(674)	14.81
Forfeited	(55)	4.64
Expired	(20)	30.23
Outstanding, January 31, 2014	910	$12.39	4.9	$44.0 million
Exercisable, January 31, 2014	587	$13.49	4.1	$27.7 million

A summary of the vesting activity under the Company’s Incentive Stock Option Plan during the year ended January 31, 2014 is presented below (shares in thousands):

	Shares Under Option	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2013	607	$4.35
Options granted	—	—
Options vested	(230)	3.58
Canceled	(54)	2.68
Nonvested, January 31, 2014	323	$5.18

The restricted stock program consists of a combination of performance-based restricted stock units (“performance-based awards”) and time-based restricted stock units (“time-based awards”). The number of performance-based awards issued under the program, which can range from zero to 150 percent of the target units granted, is solely dependent upon the Company's achievement of a predefined return on invested capital ("ROIC") for the period identified in the grant. In the event ROIC exceeds the predefined target, shares for up to a maximum of 150% of the target award may be granted. In the event the ROIC falls below the predefined target, a reduced number of shares may be granted. If the ROIC falls below the threshold performance level, no shares will be granted. The performance-based awards vest 50% at the end of the second year and then 25% at the end of the third and fourth years. The time-based awards generally vest on a straight-line basis over five years. A summary of the restricted stock program under the Company’s Omnibus Incentive Plan is presented below (shares and units in thousands):

	Time-Based Awards		Performance- Based Awards		Total
	No. of units	Fair Value (a)	No. of units (b)	Fair Value (a)	Restricted Stock Units
Outstanding, January 31, 2013	391	$14.65	40	$17.12	431
Restricted stock units granted	63	52.93	18	49.65	81
Performance adjustment(c)	—	—	18	17.12	18
Restricted stock units vested and converted to common stock	(100)	12.94	—	—	(100)
Forfeited	(20)	18.70	—	—	(20)
Outstanding, January 31, 2014	334	$22.23	76	$24.49	410

(a)	Reflects the weighted average grant-date fair value.

(b)	Performance-based units outstanding assume achievement of target level financial metrics related to the fiscal year 2014 grants.

(c)	Performance-based units related to the fiscal year 2013 grants adjusted based on financial metrics achieved as of January 31, 2014.
The assumptions used in stock pricing model and valuation information for stock options and restricted stock units granted for the years ended January 31, 2014, 2013 and 2012 are as follows:

	Year Ended January 31,
	2014	2013	2012
Weighted average risk free interest rate	N/A(1)	0.5%	0.4%
Weighted average expected lives in years	N/A(1)	3.8	3.5
Weighted average volatility	N/A(1)	64.4%	65.0%
Expected dividends	—	—	—
Weighted average grant date fair value of options granted during the period	$—	$10.42	$5.46
Weighted average grant date fair value of restricted stock units granted during the period	$52.22	$20.13	$8.66
Weighted average grant date fair value of options vested during the period	$3.58	$4.36	$5.00
Weighted average grant date fair value of restricted stock units vested during the period	$12.94	$8.33	$5.23
Total fair value of options vested during the period	$0.8 million	$1.3 million	$1.8 million
Total fair value of restricted stock units vested during the period	$1.3 million	$0.7 million	$0.2 million
Intrinsic value of options exercised during the period(2)	$23.9 million	$3.9 million	$1.2 million
Intrinsic value of restricted stock units vested and converted during the period	$5.5 million	$1.9 million	$0.5 million

(1)	No options granted during fiscal year 2014.

(2)	Does not include pre-IPO options that were valued using the minimum value option-pricing method.

The Company used a shortcut method to compute the weighted average expected life for the stock options granted in the years ended January 31, 2014, 2013 and 2012. The shortcut method is an average based on the vesting period and the contractual term. The Company uses the shortcut method due to the lack of adequate historical experience or other comparable information. The weighted average volatility for the years ended January 31, 2014, 2013 and 2012 was calculated using the Company’s historical volatility. As of January 31, 2014, the total compensation cost related to non-vested awards of stock options not yet recognized totaled $1.1 million and is expected to be recognized over a weighted average period of 1.3 years. As of January 31, 2014, the total compensation costs related to non-vested restricted stock units totaled $9.8 million and is expected to be recognized over a weighted average period of 3.1 years.

The Company’s Employee Stock Purchase Plan is available to the employees of the Company, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the years ended January 31, 2014, 2013 and 2012, the Company issued 27,808, 28,992 and 27,753 shares of common stock, respectively, to employees participating in the plan, leaving 1,054,832 shares remaining reserved for future issuance under the plan as of January 31, 2014.

Director Plans

During fiscal 2013, the Company granted non-employee directors 22,266 restricted stock units with a fair value of $18.17 per unit which vested in fiscal 2014.  During fiscal 2014, the Company granted non-employee directors 7,248 restricted stock units with a fair value of $49.65 per unit which vest in fiscal 2015 and were outstanding at January 31, 2014. The total intrinsic value of the restricted stock units vested during fiscal 2014 was $1.1 million.

Prior to fiscal 2012, the Company granted non-employee directors stock options. As of January 31, 2013, 313,000 shares remained under option and exercisable with a weighted average exercise price of $16.02. During fiscal 2014, 143,000 options were exercised with a weighted average exercise price of $16.67 and a total intrinsic value of $4.2 million. As of January 31, 2014, 170,000 shares remained under option with a weighted average exercise price of $15.48, a weighted average contractual life of 4.9 years and an aggregate intrinsic value of $7.7 million.

During the years ended January 31, 2014, 2013 and 2012, the Company recognized total compensation cost for stock-based compensation of approximately $3.9 million, $2.9 million and $2.4 million, respectively, and recognized tax benefits related to that compensation cost of approximately $1.1 million, $0.8 million, and $0.5 million, respectively.

12. Significant Vendors

As shown in the table below, a significant portion of the Company’s merchandise purchases for years ended January 31, 2014, 2013 and 2012 were made from six vendors:

	Year ended January 31,
Vendor	2014	2013	2012
A	23.9%	20.7%	19.0%
B	14.2	18.1	12.6
C	5.4	5.7	12.1
D	5.1	5.4	9.2
E	4.7	5.2	5.6
F	4.6	5.1	5.6
Totals	57.9%	60.2%	64.1%

The vendors shown above represent the top six vendors with the highest volume in each period shown. The same vendor may not necessarily be represented in all periods presented.

13. Related Party Transactions

From time to time, the Company has engaged Stephens Inc. to act as its financial advisor. In connection with the common stock offering completed during the fiscal year ended January 31, 2013 and further discussed in Note 10, the Company engaged Stephens Inc. to act as one of the underwriters for the offering. Stephens Inc. received underwriting fees and commission of approximately $1.1 million in connection with the sale of shares by the Company in the offering. Stephens Inc. and its affiliates beneficially owned 7,316,812 shares, or approximately 22.3% of the Company’s common stock as of November 29, 2012. Douglas H. Martin, one of the Company’s directors, is an Executive Vice President of Stephens Inc. and was one of the selling stockholders. The disinterested members of the Company’s board of directors have determined that it is in the Company’s best interest to engage Stephens Inc. in such capacity, and the engagement of Stephens Inc. as financial advisor was approved by the independent members of the Company’s board of directors after full disclosure of the conflicts of interests of the related parties in the transaction.

During fiscal years 2013 and 2012, the Company engaged the services of Direct Marketing Solutions, Inc. (“DMS”), for a substantial portion of its direct mailing advertising. DMS was partially owned (less than 50%) by the SF Holding Corp., members of the Stephens family, Jon E.M. Jacoby and Douglas H. Martin during fiscal year 2012 and a portion of 2013. The owners of DMS sold the company during fiscal year 2013. SF Holding Corp. and the members of the Stephens family are significant stockholders of the Company, and Messrs. Jacoby and Martin are members of its board of directors. Amounts paid to DMS for fees and postage during the fiscal years 2013 and 2012 totaled approximately $2.2 million and $2.3 million, respectively.

14. Benefit Plans

The Company has established a defined contribution 401(k) plan for eligible employees who are at least 21 years old and have completed at least one year of service. Employees may contribute up to 20% of their eligible pretax compensation to the plan. The Company matches 100% of the first 3% of the employees’ contributions. At its option, the Company may make supplemental contributions to the Plan, but has not made such contributions in the past three years. The matching contributions made by the Company totaled $1.0 million, $0.9 million and $0.8 million during the years ended January 31, 2014, 2013 and 2012, respectively.

15. Contingencies

Litigation. On March 5, 2014, the Company and three of its current executive officers were sued in a purported securities class action in the United States District Court for the Southern District of Texas captioned Milton S. Linder, Individually and on Behalf of All Other Similarly Situated v. Conn’s, Inc., Theodore M. Wright, Brian E. Taylor, and Michael J. Poppe, Case No. 4:14-cv-00548.  On March 7, 2014, a similar suit was filed in the United States District Court for the Southern District of Texas captioned Peter Holman, Individually and on Behalf of All Others Similarly Situated v. Conn’s, Inc., Theodore M. Wright, Brian E. Taylor, and Michael J. Poppe, Case No. 4:14-cv-00570.  The complaints allege that the defendants made false and misleading statements and/or failed to disclose material adverse facts about the Company’s business, operations, and prospects.  The complaints allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The complaints do not specify the amount of damages sought.  The defendants intend to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the class action lawsuits that have or may be filed.

In addition, the Company is involved in other routine litigation and claims incidental to its business from time to time and, as required, has accrued its estimate of the probable costs for the resolution of these matters, which are not expected to be material. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact the Company’s estimate of reserves for litigation.

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

16. Segment Information

Financial information by segment is presented in the following tables for fiscal years ended January 31, 2014, 2013 and 2012:

	Year ended January 31, 2014
	Retail	Credit	Total
(in thousands)
Revenues
Product sales	$903,917	$—	$903,917
Repair service agreement commissions	75,671	—	75,671
Service revenues	12,252	—	12,252
Total net sales	991,840	—	991,840
Finance charges and other	1,522	200,407	201,929
Total revenues	993,362	200,407	1,193,769
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	588,721	—	588,721
Cost of parts, including warehousing and occupancy costs	5,327	—	5,327
Selling, general and administrative expense (a)	262,702	76,826	339,528
Provision for bad debts	468	95,756	96,224
Charges and credits	2,117	—	2,117
Total cost and expenses	859,335	172,582	1,031,917
Operating income	134,027	27,825	161,852
Interest expense	—	15,323	15,323
Other expense, net	10	—	10
Income before income taxes	$134,017	$12,502	$146,519

Total assets	$283,637	$1,014,349	$1,297,986
Property and equipment additions	$51,096	$1,031	$52,127
Depreciation expense	$11,892	$706	$12,598

	Year ended January 31, 2013
	Retail	Credit	Total
(in thousands)
Revenues
Product sales	$649,516	$—	$649,516
Repair service agreement commissions	51,648	—	51,648
Service revenues	13,103	—	13,103
Total net sales	714,267	—	714,267
Finance charges and other	1,236	149,529	150,765
Total revenues	715,503	149,529	865,032
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	454,682	—	454,682
Cost of parts, including warehousing and occupancy costs	5,965	—	5,965
Selling, general and administrative expense (a)	197,498	55,691	253,189
Provision for bad debts	758	46,901	47,659
Charges and credits	2,498	527	3,025
Total cost and expenses	661,401	103,119	764,520
Operating income	54,102	46,410	100,512
Interest expense	—	17,047	17,047
Loss from early extinguishment of debt	—	897	897
Other expense, net	(153)	—	(153)
Income (loss) before income taxes	$54,255	$28,466	$82,721

Total assets	$188,609	$721,248	$909,857
Property and equipment additions	$31,820	$533	$32,353
Depreciation expense	$8,479	$473	$8,952

	Year ended January 31, 2012
	Retail	Credit	Total
(in thousands)
Revenues
Product sales	$596,360	$—	$596,360
Repair service agreement commissions	42,078	—	42,078
Service revenues	15,246	—	15,246
Total net sales	653,684	—	653,684
Finance charges and other	1,335	137,283	138,618
Total revenues	655,019	137,283	792,302
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	455,493	—	455,493
Cost of parts, including warehousing and occupancy costs	6,527	—	6,527
Selling, general and administrative expense (a)	180,234	56,864	237,098
Provision for bad debts	590	52,965	53,555
Charges and credits	9,522	406	9,928
Total cost and expenses	652,366	110,235	762,601
Operating income	2,653	27,048	29,701
Interest expense	—	22,457	22,457
Costs related to financing facilities terminated and transactions not completed	—	11,056	11,056
Other expense, net	70	—	70
Income (loss) before income taxes	$2,583	$(6,465)	$(3,882)

Total assets	$159,269	$624,029	$783,298
Property and equipment additions	$4,236	$150	$4,386
Depreciation expense	$10,080	$545	$10,625

(a)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was approximately $11.4 million, $9.0 million and $8.2 million for the fiscal years ended January 31, 2014, 2013 and 2012, respectively. The amount of reimbursement made to the retail segment by the credit segment was approximately $21.7 million, $16.7 million and $15.6 million for the fiscal years ended January 31, 2014, 2013 and 2012, respectively.

17. Quarterly Information (Unaudited)

The following tables set forth certain unaudited quarterly statement of operations information for the eight quarters ended January 31, 2014. The unaudited quarterly information has been prepared on a consistent basis and includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal Year 2014
(dollars in thousands, except per share amounts)	Quarter Ended
	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Total
Revenues:
Retail Segment	$209,787	$224,002	$257,484	$302,089	$993,362
Credit Segment	41,276	46,687	53,392	59,052	200,407
Total revenues	251,063	270,689	310,876	361,141	1,193,769

Percent of annual revenues	21.0%	22.7%	26.0%	30.3%	100.0%

Operating income:
Retail Segment	$27,300	$25,662	$31,254	$49,811	$134,027
Credit Segment	11,708	7,530	10,444	(1,857)	27,825
Total operating income	39,008	33,192	41,698	47,954	161,852

Interest expense	3,871	3,135	3,714	4,603	15,323
Other (income) expense	(6)	(32)	—	48	10
Income before income taxes	35,143	30,089	37,984	43,303	146,519
Provision for income taxes	12,967	10,927	13,608	15,568	53,070
Net income	$22,176	$19,162	$24,376	$27,735	$93,449

Earnings per share:
Basic	$0.63	$0.54	$0.68	$0.77	$2.61
Diluted	$0.61	$0.52	$0.66	$0.75	$2.54

Outstanding shares:
Basic	35,313	35,777	35,955	36,054	35,779
Diluted	36,452	36,849	36,965	37,021	36,861

During the fourth quarter of fiscal 2014, credit segment operations were negatively impacted by an increase in the provision for bad debts which climbed $15.6 million, or 69.1%, sequentially. The increase in provision for bad debts was primarily driven by growth in the average receivable portfolio outstanding of $116.4 million, or 13.0%, as compared to the quarter ended October 31, 2013. Additionally, the provision for bad debts rose due to deterioration in portfolio delinquency rates. The percentage of the customer portfolio balance greater than 60 days past due was 8.8% as of January 31, 2014, which compares to 8.5% as of October 31, 2013.

	Fiscal Year 2013
(dollars in thousands, except per share amounts)	Quarter Ended
	Apr. 30	Jul. 31	Oct. 31	Jan. 31	Total
Revenues:
Retail Segment	$167,178	$171,931	$167,663	$208,731	$715,503
Credit Segment	33,673	35,505	38,738	41,613	149,529
Total revenues	200,851	207,436	206,401	250,344	865,032

Percent of annual revenues	23.2%	24.0%	23.9%	28.9%	100.0%

Operating income:
Retail Segment	$10,761	$12,537	$12,308	$18,496	$54,102
Credit Segment	11,093	10,617	11,583	13,117	46,410
Total operating income	21,854	23,154	23,891	31,613	100,512

Interest expense	3,759	4,874	4,526	3,888	17,047
Loss from early extinguishment of debt	—	—	818	79	897
Other (income) expense	(96)	(6)	(3)	(48)	(153)
Income before income taxes	18,191	18,286	18,550	27,694	82,721
Provision for income taxes	6,635	6,680	6,765	10,029	30,109
Net income	$11,556	$11,606	$11,785	$17,665	$52,612

Earnings per share:
Basic	$0.36	$0.36	$0.36	$0.52	$1.60
Diluted	$0.35	$0.35	$0.35	$0.50	$1.56

Outstanding shares:
Basic	32,195	32,404	32,553	34,072	32,862
Diluted	32,904	33,119	33,539	35,161	33,768

18. Subsequent Event

On March 24, 2014, the Company received an additional $30.0 million of lender commitments under its asset-based loan facility increasing total commitments to $880.0 million.

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

Management’s Report on Internal Control over Financial Reporting

Please refer to Management’s Report on Internal Control over Financial Reporting under Item 8. of this report.

Auditor’s Report Relating to Effectiveness of Internal Control over Financial Reporting

Please refer to the Report of Independent Registered Public Accounting Firm on page 59 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred in the quarter ended January 31, 2014, which have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement in connections with the 2014 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement in connections with the 2014 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement in connections with the 2014 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement in connections with the 2014 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement in connections with the 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:
(1)The financial statements listed in response to Item 8 of this report are as follows:

Consolidated Balance Sheets as of January 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended January 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended January 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the Years Ended January 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended January 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(2)Financial Statement Schedule:  Schedule II -- Valuation and Qualifying Accounts. The financial statement schedule and the related Report of Independent Registered Public Accounting Firm should be read in conjunction with the consolidated financial statements filed as a part of this report.  Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)Exhibits:  A list of the exhibits filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONN'S, INC.
(Registrant)

/s/ Theodore M. Wright
Date: March 27, 2014	Theodore M. Wright
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore M. Wright
Theodore M. Wright	Chairman of the Board, Chief Executive Officer And President (Principal Executive Officer)	March 27, 2014

/s/ Brian E. Taylor
Brian E. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2014

/s/ Jon E. M. Jacoby
Jon E. M. Jacoby	Director	March 27, 2014

/s/ Kelly Malson
Kelly Malson	Director	March 27, 2014

/s/ Bob L. Martin
Bob L. Martin	Director	March 27, 2014

/s/ Douglas H. Martin
Douglas H. Martin	Director	March 27, 2014

/s/ David Schofman
David Schofman	Director	March 27, 2014

/s/ Scott L. Thompson
Scott L. Thompson	Director	March 27, 2014

Schedule II — Valuation and Qualifying Accounts
Conn’s, Inc. and Subsidiaries

		Additions
	Balance at	Charged to	Charged to
(Dollars in thousands) Description	Beginning of Period	Costs and Expenses	other Accounts (a)	Deductions (b)	Balance at End of Period
Year ended January 31, 2012
Reserves and allowances from asset accounts:
Allowance for doubtful accounts	$44,075	$52,605	$9,448	$(56,170)	$49,958

Year ended January 31, 2013
Reserves and allowances from asset accounts:
Allowance for doubtful accounts	49,958	47,614	8,130	(61,791)	43,911

Year ended January 31, 2014
Reserves and allowances from asset accounts:
Allowance for doubtful accounts	43,911	95,376	14,926	(82,412)	71,801

(a)	Includes provision for uncollectible interest, which is included in finance charges and other.

(b)	Uncollectible principal and interest written off, net of recoveries.

EXHIBIT INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3	Certificate of Correction to Certificate to the Certificate of Amendment to Conn’s, Inc. Certificate of Incorporation (as corrected December 31, 2013) (filed herewith)

3.2
Amended and Restated Bylaws of Conn’s, Inc. effective as of December 3, 2013 (incorporated herein by reference to Exhibit 3.2 to Conn’s, Inc. Form 10-Q for the quarter ended October 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 6, 2013)

4.1
Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

10.1
Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

10.1.1
Amendment to the Conn’s, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Conn’s Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

10.1.2
Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.1.2 to Conn’s, Inc.  Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

10.1.3
2011 Employee Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.3 to Conn’s Form 10-Q for the quarter ended April 30, 2011 (File No. 000-50421) filed the Securities and Exchange Commission on May 26, 2011)

10.1.4
Form of Restricted Stock Award Agreement under the 2011 Employee Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1.4 to Conn’s, Inc. Form 10-Q for the quarter ended April 30, 2011 (File No. 000-50421) as filed with the Securities and Exchange Commission on May 26, 2011)

10.2
2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)as filed with the Securities and Exchange Commission on September 23, 2003)

10.2.1
Form of Stock Option Agreement under the 2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2.1 to Conn’s, Inc. Form 10-K for the fiscal year ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

10.3
2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.2 to Conn’s Form 10-Q for the quarter ended April 30, 2011 (File No. 000-50421) filed the Securities and Exchange Commission on May 26, 2011)

10.3.1
First Amendment to Conn's, Inc. 2011 Non-Employee Director Restricted Stock Plan dated effective August 27, 2013 (incorporated herein by reference to Exhibit 10.1 to Conn’s Form 10-Q for the quarter ended July 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 5, 2013)

10.3.2
Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.3 to Conn’s Form 10-Q for the quarter ended April 30, 2011 (File No. 000-50421) filed the Securities and Exchange Commission on May 26, 2011)

10.3.3
Revised Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to Conn’s Form 10-Q for the quarter ended July 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 5, 2013)

10.3.4
Form of Deferral Election Form under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.3 to Conn’s Form 10-Q for the quarter ended July 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 5, 2013)

10.4
Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

10.5
Conn's 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

10.6
Second Amended and Restated Loan and Security Agreement dated September 26, 2012, by and among Conn’s, Inc. and the Existing Grantors thereunder, and Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein by reference to Exhibit 10.5.4 to Conn's, Inc. Form 10-Q/A for the quarter ended October 31, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 11, 2012)

10.6.1
Second Amended and Restated Continuing Guaranty dated as of September 26, 2012, by Conn’s, Inc. and the Existing Guarantors thereunder, in favor of Bank of America, N.A., in its capacity as Agent for Lenders (filed herewith)

10.6.2
Joinder Agreement dated November 27, 2012, by and among Conn’s, Inc., Bank of America, N.A., in its capacity as Agent for Lenders and Cole Taylor Bank (incorporated herein by reference to Exhibit 10.5.4 to Conn’s, Inc. Form 10-Q/A for the quarter ended October 31, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 11, 2012)

10.6.3
Commitment Increase Agreement dated March 27, 2013, by and among Conn’s, Inc., Bank of America, N.A., in its capacity as Agent for Lenders, JP Morgan Chase Bank, NA, Regions Bank, Compass Bank and Capital One, NA (incorporated herein by reference to Exhibit 10.5.6 to Conn’s, Inc. Form 10-K for the fiscal year ended January 31, 2013(File No. 000-50421) as filed with the Securities and Exchange Commission on April 4, 2013)

10.6.4
Second Amended and Restated Security Agreement dated September 26, 2012, by and among Conn’s, Inc. and the Existing Grantors thereunder, and Bank of America, N.A., in its capacity as Agent for Lenders (filed herewith)

10.7
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

10.8
Executive Severance Agreement by and between Conn’s, Inc. and Michael J. Poppe dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.9 to Conn’s, Inc. Form 10-Q for the quarter ended July 31, 2011 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 9, 2011)

10.9
Executive Severance Agreement between Conn’s, Inc. and David W. Trahan dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.10 to Conn’s, Inc. Form 10-Q for the quarter ended July 31, 2011 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 9, 2011)

10.10
Executive Severance Agreement between Conn’s, Inc. and Reymundo de la Fuente, dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.11 to Conn’s, Inc. Form 10-Q for the quarter ended July 31, 2011 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 9, 2011)

10.11
Executive Severance Agreement between Conn’s, Inc. and Theodore M. Wright, dated as of December 5, 2011 (incorporated herein by reference to Exhibit 10.12 to Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on December 8, 2011)

10.12
Executive Severance Agreement between Conn’s, Inc. and Brian E. Taylor, dated as of April 23, 2012 (incorporated herein by reference to Exhibit 10.13 to Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on April 23, 2012)

10.13
Amendment to Executive Severance Agreement dated as of December 3, 2013, by and between Theodore M. Wright and Conn's, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 6, 2013)

10.14
Amendment to Executive Severance Agreement dated as of December 3, 2013, by and between Michael J. Poppe and Conn's, Inc. (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarter ended October 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 6, 2013)

10.15
Amendment to Executive Severance Agreement dated as of December 3, 2013, by and between David W. Trahan and Conn's, Inc. (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarter ended October 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 6, 2013)

10.16
Amendment to Executive Severance Agreement dated as of December 3, 2013, by and between Brian E. Taylor and Conn's, Inc. (incorporated herein by reference to Exhibit 10.4 to Form 10-Q for the quarter ended October 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 6, 2013)

10.17
Base Indenture dated April 30, 2012, by and between Conn’s Receivables Funding I, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14 to Conn’s, Inc. Form 10-Q for the quarter ended April 30, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 5, 2012)

10.18
Series 2012-A Supplement dated April 30, 2012, by and between Conn’s Receivable Funding I, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.15 to Conn’s, Inc. Form 10-Q for the quarter ended April 30, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 5, 2012)

10.19
Servicing Agreement dated April 30, 2012, by and among Conn’s Receivables Funding I, LP, as Issuer, Conn Appliances, Inc., as Servicer, and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.16 to Conn’s, Inc. Form 10-Q for the quarter ended April 30, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 5, 2012)

11.1	Statement re: computation of earnings per share is included under Note 1 to the financial statements

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

21
Subsidiaries of Conn's, Inc. (incorporated herein by reference to Exhibit 21 to Conn's, Inc. Form 10-Q for the quarterly period ended July 31, 2007 (File No. 000-50421) as filed with the Securities and Exchange Commission on August 30, 2007)

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith)

32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)

101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on March 27, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets as of January 31, 2014 and 2013, (ii) the consolidated statements of operations for the years ended January 31, 2014, 2013 and 2012, (iii) the consolidated statements of cash flows for the years ended January 31, 2014, 2013 and 2012, (iv) the consolidated statements of stockholders' equity for the years ended January 31, 2014, 2013 and 2012, (v) the Notes to Consolidated Financial Statements, and (vi) Financial statement Schedule: Schedule II – Valuation and Qualifying Accounts.