Form 10-Q
period 2014-04-30
CONNS INC
filed 2014-06-02
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014	Commission File Number 1-34956

CONN'S, INC.
(Exact name of registrant as specified in its charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 23, 2014:

Class	Outstanding
Common stock, $.01 par value per share	36,152,705

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

Assets	April 30, 2014	January 31, 2014
Current assets
Cash and cash equivalents	$4,193	$5,727
Customer accounts receivable, net of allowance of $39,293 and $38,447, respectively	548,482	527,267
Other accounts receivable	52,679	51,480
Inventories	137,864	120,530
Deferred income taxes	22,482	20,284
Prepaid expenses and other assets	9,256	10,307
Total current assets	774,956	735,595
Long-term portion of customer accounts receivable, net of allowance of $33,687 and $33,354, respectively	470,233	457,413
Property and equipment, net	96,335	86,842
Deferred income taxes	8,879	7,721
Other assets	9,980	10,415
Total assets	$1,360,383	$1,297,986

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$347	$420
Accounts payable	118,080	82,861
Accrued compensation and related expenses	8,960	11,390
Accrued expenses	29,968	27,944
Income taxes payable	17,371	2,924
Deferred revenues and credits	16,868	17,068
Total current liabilities	191,594	142,607
Long-term debt	517,358	535,631
Other long-term liabilities	32,058	30,458

Commitments and contingencies

Stockholders’ equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 50,000,000 shares authorized; 36,145,553 and 36,127,569 shares issued at April 30, 2014 and January 31, 2014, respectively)	361	361
Additional paid-in capital	227,207	225,631
Accumulated other comprehensive loss	(62)	(100)
Retained earnings	391,867	363,398
Total stockholders’ equity	619,373	589,290
Total liabilities and stockholders' equity	$1,360,383	$1,297,986

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended April 30,
	2014	2013
Revenues
Product sales	$254,220	$190,860
Repair service agreement commissions	20,254	15,989
Service revenues	3,155	2,599
Total net sales	277,629	209,448
Finance charges and other	57,819	41,615
Total revenues	335,448	251,063
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	160,782	123,457
Cost of service parts sold, including warehousing and occupancy costs	1,419	1,406
Selling, general and administrative expense	100,204	73,255
Provision for bad debts	22,258	13,937
Charges and credits	1,754	—
Total cost and expenses	286,417	212,055
Operating income	49,031	39,008
Interest expense	4,724	3,871
Other income, net	—	(6)
Income before income taxes	44,307	35,143
Provision for income taxes	15,838	12,967
Net income	$28,469	$22,176

Earnings per share:
Basic	$0.79	$0.63
Diluted	$0.77	$0.61
Average common shares outstanding:
Basic	36,134	35,313
Diluted	36,925	36,452

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended April 30,
	2014	2013
Net income	$28,469	$22,176

Change in fair value of hedges	58	29
Impact of provision for income taxes on comprehensive income	(20)	(10)
Comprehensive income	$28,507	$22,195

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended April 30, 2014 and 2013
(unaudited)
(in thousands)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 31, 2014	36,127	$361	$225,631	$(100)	$363,398	$589,290
Exercise of stock options, net of tax	7	—	196	—	—	196
Issuance of common stock under Employee Stock Purchase Plan	9	—	290	—	—	290
Vesting of restricted stock units	3	—	—	—	—	—
Stock-based compensation	—	—	1,090	—	—	1,090
Net income	—	—	—	—	28,469	28,469
Change in fair value of hedges, net of tax of $20	—	—	—	38	—	38
Balance at April 30, 2014	36,146	$361	$227,207	$(62)	$391,867	$619,373

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 31, 2013	35,191	$352	$204,372	$(223)	$269,949	$474,450
Exercise of stock options, net of tax	506	5	10,761	—	—	10,766
Issuance of common stock under Employee Stock Purchase Plan	7	—	178	—	—	178
Vesting of restricted stock units	4	—	—	—	—	—
Stock-based compensation	—	—	841	—	—	841
Net income	—	—	—	—	22,176	22,176
Change in fair value of hedges, net of tax of $10	—	—	—	19	—	19
Balance at April 30, 2013	35,708	$357	$216,152	$(204)	$292,125	$508,430

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended April 30,
	2014	2013
Cash flows from operating activities
Net income	$28,469	$22,176
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,181	2,490
Amortization	856	1,474
Provision for bad debts and uncollectible interest	27,189	15,787
Stock-based compensation	1,090	841
Excess tax benefits from stock-based compensation	(106)	(2,592)
Store and facility closure and relocation costs	1,754	—
Provision (benefit) for deferred income taxes	(3,422)	617
Gain on sale of property and equipment	(4)	(6)
Change in operating assets and liabilities:
Customer accounts receivable	(61,224)	(44,024)
Inventories	(17,333)	(15,177)
Other assets	(2,318)	(5,096)
Accounts payable	35,219	5,141
Accrued expenses	118	4,542
Income taxes payable	16,672	6,606
Deferred revenues and credits	(463)	708
Net cash provided by (used in) operating activities	30,678	(6,513)
Cash flows from investing activities
Purchase of property and equipment	(14,272)	(7,228)
Proceeds from sale of property and equipment	4	6
Net cash used in investing activities	(14,268)	(7,222)
Cash flows from financing activities
Borrowings under lines of credit	53,146	87,335
Payments on lines of credit	(71,350)	(56,036)
Payments on asset-backed notes	—	(32,513)
Change in restricted cash	—	4,717
Proceeds from stock issued under employee benefit plans	486	10,944
Other	(226)	(251)
Net cash (used in) provided by financing activities	(17,944)	14,196
Net change in cash and cash equivalents	(1,534)	461
Cash and cash equivalents
Beginning of period	5,727	3,849
End of period	$4,193	$4,310
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited, consolidated financial statements of Conn’s, Inc. and all of its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise described herein. The Company’s business is moderately seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31, due primarily to the holiday selling season. Operating results for the three-month period ended April 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2015. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2014, filed with the Securities and Exchange Commission on March 27, 2014.

The Company’s balance sheet at January 31, 2014, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete financial presentation. Please see the Company’s Annual Report on Form 10-K for a complete presentation of the audited financial statements for the fiscal year ended January 31, 2014, together with all required footnotes, and for a complete presentation and explanation of the components and presentations of the financial statements.

Principles of Consolidation. The consolidated financial statements include the accounts of Conn’s, Inc. and its wholly-owned subsidiaries. Conn’s, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In April 2012, the Company transferred certain customer receivables to a bankruptcy-remote, variable-interest entity (“VIE”) in connection with a securitization. The VIE, which was consolidated within the accompanying financial statements, issued debt secured by the customer receivables that were transferred to it, which were included in customer accounts receivable and long-term portion of customer accounts receivable. On April 15, 2013, the VIE redeemed the then outstanding asset-backed notes and the remaining customer receivables were transferred back to the Company.

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

	Three Months Ended April 30,
(in thousands)	2014	2013
Weighted average common shares outstanding - Basic	36,134	35,313
Assumed exercise of stock options	621	937
Unvested restricted stock units	170	202
Weighted average common shares outstanding - Diluted	36,925	36,452

The weighted average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 40,000 for the three months ended April 30, 2014. There were no anti-dilutive stock options or restricted stock units for the three months ended April 30, 2013.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a discounted cash flow analysis, approximates their carrying amount. The fair value of the Company’s debt approximates carrying value due to the recent date at which the facility has been renewed. The Company’s interest rate cap options are presented on the balance sheet at fair value. Fair value of these instruments was determined using Level 2 inputs of the GAAP hierarchy, which are defined as inputs not quoted in active markets, but are either directly or indirectly observable.

2.     Charges and Credits

During the three months ended April 30, 2014, the Company closed two stores, revised its estimate of future obligations related to other closed stores and relocated certain other facilities. This resulted in a pretax charge of $1.8 million ($1.1 million after-tax). This amount is reported within the retail segment and classified in charges and credits in the consolidated statement of operations.

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

As part of its efforts in mitigating losses on its accounts receivable, the Company may make loan modifications to a borrower experiencing financial difficulty. The loan modifications are intended to maximize net cash flow after expenses and avoid the need to repossess collateral or exercise legal remedies available to the Company. The Company may extend the loan term, refinance or otherwise re-age an account. Accounts that have been re-aged in excess of three months or refinanced are considered Troubled Debt Restructurings (“TDR”).

The Company uses risk-rating criteria to differentiate underwriting requirements, potentially requiring differing down payment and initial application and documentation criteria. The following tables present quantitative information about the receivables portfolio managed by the Company, segregated by segment:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due(1)		Re-aged(1)
(in thousands)	April 30, 2014	January 31, 2014	April 30, 2014	January 31, 2014	April 30, 2014	January 31, 2014
Customer accounts receivable	$1,053,444	$1,022,914	$77,915	$82,486	$77,893	$75,414
Restructured accounts (2)	50,436	45,356	9,948	11,917	50,436	45,356
Total receivables managed	$1,103,880	$1,068,270	$87,863	$94,403	$128,329	$120,770

Allowance for uncollectible accounts related to the credit portfolio	(72,980)	(71,801)
Allowance for short-term, no-interest option credit programs	(12,185)	(11,789)
Short-term portion of customer accounts receivable, net	(548,482)	(527,267)
Long-term portion of customer accounts receivable, net	$470,233	$457,413

(1)
Amounts are based on end of period balances. As an account can become past due after having been re-aged, accounts may be presented in both the past due and re-aged columns shown above. The amounts included within both the past due and re-aged columns shown above as of April 30, 2014 and January 31, 2014 were $25.3 million and $27.4 million, respectively.

The total amount of customer receivables past due one day or greater was $254.1 million and $249.3 million as of April 30, 2014 and January 31, 2014, respectively. These amounts include the 60 days past due totals shown above.

(2)
In addition to the amounts included in restructured accounts, there was $1.3 million as of April 30, 2014 and January 31, 2014, respectively, of accounts re-aged four or more months included in the re-aged balance above that did not qualify as TDRs because they were not re-aged subsequent to January 31, 2012.

			Net Credit
	Average Balances		Charge-offs(1)
	Three Months Ended April 30,		Three Months Ended April 30,
(in thousands)	2014	2013	2014	2013
Customer accounts receivable	$1,033,443	$713,700	$17,738	$8,843
Restructured accounts	48,013	39,521	3,454	2,712
Total receivables managed	$1,081,456	$753,221	$21,192	$11,555

(1)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest) net of recoveries which include principal collections during the period shown of previously charged-off balances.

Following is the activity in the Company’s balance in the allowance for doubtful accounts and uncollectible interest for customer receivables for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30, 2014			Three Months Ended April 30, 2013
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$54,448	$17,353	$71,801	$27,702	$16,209	$43,911
Provision(1)	23,241	3,948	27,189	12,505	3,282	15,787
Principal charge-offs(2)	(22,801)	(4,440)	(27,241)	(9,634)	(2,955)	(12,589)
Interest charge-offs	(4,033)	(785)	(4,818)	(1,516)	(465)	(1,981)
Recoveries(2)	5,063	986	6,049	791	243	1,034
Allowance at end of period	$55,918	$17,062	$72,980	$29,848	$16,314	$46,162

(1)	Includes provision for uncollectible interest, which is included in finance charges and other.

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

The Company typically only places accounts in non-accrual status when legally required. Payment received on non-accrual loans are applied to principal and reduce the amount of the loan. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. Customer receivables in non-accrual status were $14.0 million and $12.2 million at April 30, 2014 and January 31, 2014, respectively. Customer receivables that were past due 90 days or more and still accruing interest totaled $61.5 million and $63.3 million at April 30, 2014 and January 31, 2014, respectively.

4.        Supplemental Disclosure of Finance Charges and Other Revenue

The following is a summary of the classification of the amounts included as finance charges and other for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
(in thousands)	2014	2013
Interest income and fees on customer receivables	$46,490	$33,010
Insurance commissions	10,863	8,267
Other	466	338
Finance charges and other	$57,819	$41,615

Interest income and fees on customer receivables is reduced by provisions for uncollectible interest of $5.4 million and $2.1 million, respectively, for the three months ended April 30, 2014 and 2013. The amount included in interest income and fees on customer receivables related to TDR accounts was $1.3 million and $1.2 million for each of the three months ended April 30, 2014 and 2013, respectively. The Company recognizes interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount of TDR accounts such that it always equals the present value of expected future cash flows.

5.     Accrual for Store Closures

The Company has closed or relocated retail locations that did not perform at a level the Company expects for mature store locations. Certain of the closed or relocated stores had unexpired leases, resulting in the accrual of the present value of remaining lease obligations and anticipated ancillary occupancy costs, net of estimated sublease income. Revisions to these projections for changes in estimated marketing times and sublease rates are made to the obligation as further information related to the actual terms and costs become available. The estimates were calculated using Level 2 fair value inputs. The following table presents detail of the activity in the accrual for store closures during the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
(in thousands)	2014	2013
Balance at beginning of period	$4,316	$5,071
Accrual for closures	1,621	—
Change in estimate	133	—
Cash payments	(1,787)	(522)
Balance at end of period	$4,283	$4,549

Balance sheet presentation:	April 30, 2014	January 31, 2014
Accrued expenses	$2,079	$1,957
Other long-term liabilities	2,204	2,359
	$4,283	$4,316

6.     Debt and Letters of Credit

The Company’s long-term debt consisted of the following at the period ended:

(in thousands)	April 30, 2014	January 31, 2014
Asset-based revolving credit facility	$516,753	$534,956
Other long-term debt	952	1,095
Total debt	517,705	536,051
Less current portion of debt	347	420
Long-term debt	$517,358	$535,631

The Company’s asset-based revolving credit facility with a syndicate of banks had capacity of $880.0 million as of April 30, 2014. The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The amended and restated credit facility bears interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The asset-based revolving credit facility restricts the amount of dividends the Company can pay and is secured by the assets of the Company not otherwise encumbered.

As of April 30, 2014, the Company had immediately available borrowing capacity of $183.8 million under its asset-based revolving credit facility, net of standby letters of credit issued, for general corporate purposes. The Company also had $178.0 million that may become available under its asset-based revolving credit facility if it grows the balance of eligible customer receivables and its total eligible inventory balances. The Company pays additional fees in the amount of 25 basis points for the additional commitment amount.

The Company’s asset-based revolving credit facility provides it the ability to utilize letters of credit to secure its deductibles under the Company’s property and casualty insurance programs, among other acceptable uses. At April 30, 2014, the Company had outstanding letters of credit of $1.4 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $1.4 million as of April 30, 2014.

The Company was in compliance with its financial covenants at April 30, 2014.

7.     Contingencies

Litigation. On March 5, 2014, the Company and three of its current executive officers were sued in a purported securities class action in the United States District Court for the Southern District of Texas captioned Milton S. Linder, Individually and on Behalf of All Other Similarly Situated v. Conn’s, Inc., Theodore M. Wright, Brian E. Taylor, and Michael J. Poppe, Case No. 4:14-cv-00548. On March 7, 2014, a similar suit was filed in the United States District Court for the Southern District of Texas captioned Peter Holman, Individually and on Behalf of All Others Similarly Situated v. Conn’s, Inc., Theodore M. Wright, Brian E. Taylor, and Michael J. Poppe, Case No. 4:14-cv-00570. A third and similar lawsuit was filed on May 5, 2014 in the United States District Court of the Southern District of Texas by Laborers Pension Trust Fund-Detroit and Vicinity, Connecticut Carpenters Benefit Funds, and St. Paul Teachers’ Retirement Fund Association, Individually and on Behalf of All Others Similarly Situated against the same defendants named in the other cases, Case No. 4:14-cv-01229. Each of these complaints allege that the defendants made false and misleading statements and/or failed to disclose material adverse facts about the Company’s business, operations, and prospects. The complaints allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints do not specify the amount of damages sought. The defendants intend to vigorously defend against these claims. All of these matters are currently in their early stages, with motions to appoint a lead plaintiff and motions to consolidate the cases pending. It is not possible at this time to predict the timing or outcome of the class action lawsuits that have or may be filed.

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

8.     Segment Reporting

Financial information by segment is presented in the following tables:

	Three Months Ended April 30, 2014			Three Months Ended April 30, 2013
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$254,220	$—	$254,220	$190,860	$—	$190,860
Repair service agreement commissions	20,254	—	20,254	15,989	—	15,989
Service revenues	3,155	—	3,155	2,599	—	2,599
Total net sales	277,629	—	277,629	209,448	—	209,448
Finance charges and other	466	57,353	57,819	339	41,276	41,615
Total revenues	278,095	57,353	335,448	209,787	41,276	251,063
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	160,782	—	160,782	123,457	—	123,457
Cost of service parts sold, including warehousing and occupancy cost	1,419	—	1,419	1,406	—	1,406
Selling, general and administrative expense(a)	76,330	23,874	100,204	57,510	15,745	73,255
Provision for bad debts	44	22,214	22,258	114	13,823	13,937
Charges and credits	1,754	—	1,754	—	—	—
Total cost and expense	240,329	46,088	286,417	182,487	29,568	212,055
Operating income	37,766	11,265	49,031	27,300	11,708	39,008
Interest expense	—	4,724	4,724	—	3,871	3,871
Other income, net	—	—	—	(6)	—	(6)
Income before income taxes	$37,766	$6,541	$44,307	$27,306	$7,837	$35,143

	As of April 30, 2014			As of January 31, 2014
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Total assets	$310,554	$1,049,829	$1,360,383	$283,637	$1,014,349	$1,297,986

(a)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was $2.9 million and $2.6 million for the three months ended April 30, 2014 and 2013, respectively. The amount of reimbursement made to the retail segment by the credit segment was $6.7 million and $4.7 million for the three months ended April 30, 2014 and 2013, respectively.

9.     Subsequent Event

On May 29, 2014, following approval by its stockholders on May 28, 2014, the Company amended its Certificate of Incorporation to increase the number of shares of capital stock which the Company shall have authority to issue to be 101,000,000 shares of stock, of which 100,000,000 shares are Common Stock, par value of $0.01 per share, and 1,000,000 shares are Preferred Stock.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise indicates, references to “Conn’s,” the “Company,” “we,” “us,” and “our” refer to the consolidated business operations of Conn’s, Inc. and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to continue existing or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores and the updating of existing stores; technological and market developments and sales trends for our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and our employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets; and the other risks detailed in our United States Securities and Exchange Commission (“SEC”) reports, including but not limited to, our Annual Report on Form 10-K for our fiscal year ended January 31, 2014. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions or update to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

General

We are a leading specialty retailer that offers a broad selection of quality, branded durable consumer goods and related services in addition to a proprietary credit solution for its core credit constrained consumers. We operate an integrated and scalable business through our retail stores and website. Our complementary product offerings include home appliances, furniture and mattresses, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit offering provides financing solutions to a large, underserved population of credit constrained consumers who typically are unbanked and have credit scores between 550 and 650. We provide customers the opportunity to comparison shop across brands with confidence in our competitive prices as well as affordable monthly payment options, next-day delivery and installation, and product repair services. We believe our large, attractively merchandised stores and credit solutions offer a distinctive shopping experience compared to other retailers that target our core customer demographic.

As of April 30, 2014, we operated 79 retail locations in Texas, Arizona, Louisiana, Oklahoma, New Mexico and Colorado. Our primary product categories include:

•	Furniture and mattress, including furniture and related accessories for the living room, dining room and bedroom, as well as both traditional and specialty mattresses;

•	Home appliance, including refrigerators, freezers, washers, dryers, dishwashers and ranges;

•	Consumer electronic, including LCD, LED, 3-D, Ultra HD and plasma televisions, Blu-ray players, home theater and video game products, digital cameras, and portable audio equipment; and

•	Home office, including computers, tablets, printers and accessories.

Additionally, we offer a variety of products on a seasonal basis.

Our stores typically range in size from 20,000 to 50,000 square feet and are predominately located in areas densely populated by our core customer and are typically anchor stores in strip malls. We utilize a merchandising strategy that offers approximately 2,300 quality, branded products from approximately 200 manufacturers and distributors at various price points. Our commissioned sales, consumer credit and service personnel are well-trained and knowledgeable to assist our customers with product selection and the credit application process. We also provide additional services including next-day delivery and installation capabilities, and product repair or replacement services for most items sold in our stores.

We provide multiple financing options to address various customer needs including a proprietary in-house credit program, a third-party financing program and a third-party rent-to-own payment program. The majority of our credit customers use our in-house credit program and typically have a credit score of between 550 and 650, with the average score of new applicants financed during the three months ended April 30, 2014 of 605. For customers who do not qualify for our in-house program, we offer rent-to-own payment plans primarily through AcceptanceNow. For customers with high credit scores, we have partnered with GE Capital to offer long-term, no-interest and revolving credit plans. AcceptanceNow and GE Capital manage their respective underwriting decisions, management and collection of their credit programs. For the three months ended April 30, 2014, we financed approximately 77.5% of our retail sales, including down payments, under our in-house financing program.

We believe our extensive brand and product selection, competitive pricing, financing alternatives and supporting services combined with our customer service focused store associates make us an attractive alternative to appliance and electronics superstores, department stores and other national, regional, local and internet retailers.

Due to the holiday selling season, our business is moderately seasonal, with a greater share of our revenues, operating and net income historically realized during the quarter ending January 31.

Operational Changes and Operating Environment

We have implemented, continued to focus on, or modified operating initiatives that we believe should positively impact future results, including:

•
Opening expanded Conn’s HomePlus stores in new markets. During the three months ended April 30, 2014, we opened two new stores in the Denver, Colorado market and we plan to open 15 to 18 additional new stores by January 31, 2015;

•
Reviewing our existing store locations to ensure the customer demographics and retail sales opportunity are sufficient to achieve our store performance expectations, and selectively closing or relocating stores to achieve those goals. In this regard, we have closed a total of 18 retail locations since the beginning of fiscal 2012 that did not perform at the level we expect for mature store locations. We plan to close eight additional retail locations by January 31, 2015;

•	Remodeling and relocating existing stores utilizing the Conn’s HomePlus format to increase retail square footage and improve our customers' shopping experience;

•	Expanding and enhancing our product offering of higher-margin furniture and mattresses;

•	Focusing on quality, branded products to improve operating performance;

•
Increased use of short-term, no interest credit programs, with terms of 12 months or less, over recent years with the intent to accelerate cash collections, while modestly reducing portfolio interest and fee yield;

•
Adjusted our underwriting standards during the third and fourth quarters of fiscal 2014 to improve the overall quality of our credit portfolio. To improve ultimate cash collections, beginning in May 2014, customers may re-age their account once every four months which compares to once every six months previously. The maximum number of months an account can be extended remains unchanged at 12 months; and

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

The following tables present certain operations information, on a consolidated and segment basis:

Consolidated:

	Three Months Ended April 30,
(in thousands)	2014	2013	Change
Revenues
Product sales	$254,220	$190,860	$63,360
Repair service agreement commissions	20,254	15,989	4,265
Service revenues	3,155	2,599	556
Total net sales	277,629	209,448	68,181
Finance charges and other	57,819	41,615	16,204
Total revenues	335,448	251,063	84,385
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	160,782	123,457	37,325
Cost of service parts sold, including warehousing and occupancy cost	1,419	1,406	13
Selling, general and administrative expense(a)	100,204	73,255	26,949
Provision for bad debts	22,258	13,937	8,321
Charges and credits	1,754	—	1,754
Total cost and expenses	286,417	212,055	74,362
Operating income	49,031	39,008	10,023
Interest expense	4,724	3,871	853
Other income, net	—	(6)	6
Income before income taxes	44,307	35,143	9,164
Provision for income taxes	15,838	12,967	2,871
Net income	$28,469	$22,176	$6,293

Retail Segment:

	Three Months Ended April 30,
(in thousands)	2014	2013	Change
Revenues
Product sales	$254,220	$190,860	$63,360
Repair service agreement commissions	20,254	15,989	4,265
Service revenues	3,155	2,599	556
Total net sales	277,629	209,448	68,181
Finance charges and other	466	339	127
Total revenues	278,095	209,787	68,308
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	160,782	123,457	37,325
Cost of service parts sold, including warehousing and occupancy cost	1,419	1,406	13
Selling, general and administrative expense(a)	76,330	57,510	18,820
Provision for bad debts	44	114	(70)
Charges and credits	1,754	—	1,754
Total cost and expenses	240,329	182,487	57,842
Operating income	37,766	27,300	10,466
Other income, net	—	(6)	6
Income before income taxes	$37,766	$27,306	$10,460

Credit Segment:

	Three Months Ended April 30,
(in thousands)	2014	2013	Change
Revenues
Finance charges and other	$57,353	$41,276	$16,077
Cost and expenses
Selling, general and administrative expense(a)	23,874	15,745	8,129
Provision for bad debts	22,214	13,823	8,391
Total cost and expenses	46,088	29,568	16,520
Operating income	11,265	11,708	(443)
Interest expense	4,724	3,871	853
Income before income taxes	$6,541	$7,837	$(1,296)

(a)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was $2.9 million and $2.6 million for the three months ended April 30, 2014 and 2013, respectively. The amount of reimbursement made to the retail segment by the credit segment was $6.7 million and $4.7 million for the three months ended April 30, 2014 and 2013, respectively.

Segment Overview

The following provides an overview of our retail and credit segment operations for the three months ended April 30, 2014. A detailed explanation of the changes in our operations for the comparative periods is included below:

Retail Segment

•
Revenues were $278.1 million for the quarter ended April 30, 2014, an increase of $68.3 million, or 32.6%, from the prior-year period. The increase in revenues during the quarter was primarily driven by new store openings and a 15.6% increase in same store sales.

•
Retail gross margin was 41.4% for the quarter ended April 30, 2014, an increase of 110 basis points over the 40.3% reported in the comparable quarter last year. This increase was driven by continued shift in product mix towards the higher-margin furniture and mattress category.

•
Selling, general and administrative (“SG&A”) expense was $76.3 million for the quarter ended April 30, 2014, an increase of $18.8 million, or 32.7%, over the quarter ended April 30, 2013. The SG&A expense increase was primarily due to higher sales-driven compensation, advertising costs, delivery expenses and facility-related costs. As a percent of segment revenues, SG&A expense was 27.4% in the current period, relatively flat when compared to the prior-year quarter as costs associated with planned new store openings were offset by the leveraging effect of higher revenues.

Credit Segment

•
Revenues were $57.4 million for the three months ended April 30, 2014, an increase of $16.1 million, or 38.9%, from the prior-year quarter. The increase was primarily driven by year-over-year growth in the average balance of the customer receivable portfolio and increased origination volumes. The impact of portfolio growth was tempered by a 40 basis point year-over-year decline in interest and portfolio yield primarily as a result of higher provision for uncollectible interest and lower fee income. The portfolio yield was also influenced by an increase in short-term, no-interest customer receivables.

•
SG&A expense for the credit segment was $23.9 million for the quarter ended April 30, 2014, an increase of $8.1 million, or 51.6%, from the same quarter last year. We have added collections personnel to service the 42.7% year-over-year increase in the customer receivable portfolio balance and anticipated near-term portfolio growth. SG&A expense as a percent of revenues was 41.6% in the current year period, which compares to 38.1% in the prior-year period.

•
Provision for bad debts was $22.2 million for the three months ended April 30, 2014, an increase of $8.4 million from the prior-year quarter. This additional provision was driven primarily by a $328.2 million, or 43.6%, year-over-year growth in the average receivable portfolio outstanding, which included an increase of $69.9 million during the current quarter. Additionally, the provision for bad debts increased due to year-over-year increase in portfolio delinquency rates. The percentage of the customer portfolio balance greater than 60 days past due was 8.0% as of April 30, 2014, which compares to 6.7% a year ago.

•
Net interest expense for the quarter ended April 30, 2014 was $4.7 million, an increase of $0.9 million from the prior-year period due to the increase in the debt balance outstanding partially offset by a decline in our effective interest rate. The decline in our effective interest rate reflects the redemption of outstanding asset-backed notes over the twelve month period ended April 2013. Additionally, the Company recorded approximately $0.4 million of accelerated amortization of deferred financing costs related to the early repayment of asset-backed notes during the first quarter of fiscal 2014.

Three months ended April 30, 2014 compared to three months ended April 30, 2013

	Three Months Ended April 30,
(in thousands)	2014	2013	Change
Total net sales	$277,629	$209,448	$68,181
Finance charges and other	57,819	41,615	16,204
Total Revenues	$335,448	$251,063	$84,385

The following table provides an analysis of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended April 30,					%	Same store
	2014	% of Total	2013	% of Total	Change	Change	% change
(dollars in thousands)
Furniture and mattress	$80,892	29.2%	$49,123	23.5%	$31,769	64.7%	33.2%
Home appliance	77,115	27.8	57,679	27.5	19,436	33.7	20.5
Consumer electronic	66,443	23.9	56,810	27.1	9,633	17.0	3.0
Home office	23,936	8.6	17,506	8.4	6,430	36.7	22.9
Other	5,834	2.1	9,742	4.7	(3,908)	(40.1)	(44.3)
Product sales	254,220	91.6	190,860	91.2	63,360	33.2	15.4
Repair service agreement commissions	20,254	7.3	15,989	7.6	4,265	26.7	16.7
Service revenues	3,155	1.1	2,599	1.2	556	21.4
Total net sales	$277,629	100.0%	$209,448	100.0%	$68,181	32.6%	15.6%

The following provides a summary of items influencing the Company’s major product category performance during the quarter, compared to the prior-year period:

•
Furniture and mattress sales growth was driven by a 45.2% increase in unit sales and a 13.2% increase in the average selling price. Furniture sales climbed 74.2% on a 51.5% increase in unit volume with a 15.0% increase in average selling price. Mattress unit sales grew by 19.3% with a 14.3% increase in average selling price reflecting a shift to higher price-point merchandise;

•
Home appliance sales increased during the period due to a 21.0% increase in unit sales and an 8.6% increase in the average selling price. Laundry sales were up 34.8%, refrigeration sales were up 31.5%, dishwasher sales climbed 30.0% and cooking sales increased 23.4%;

•	Consumer electronic sales were up 16.1% driven by a 19.3% increase in unit volume. Television sales were up 10.7%, home theater sales climbed 41.6% and gaming hardware sales increased 280.8%;

•	Home office sales increased primarily due to a 60.2% increase in computer sales with a 9.0% rise in the average selling price of computers;

•	Other sales included $4.8 million of lawn equipment sales in the quarter ended April 30, 2013. The Company is not participating in this lower-margin category in the current fiscal year.

•	The increase in repair service agreement commissions was driven primarily by increased retail sales; and

•	Service revenue increased by 21.4% due to increased service technician staffing and in-house performance of certain warranty repair services.

	Three Months Ended April 30,
(in thousands)	2014	2013	Change
Interest income and fees	$46,490	$33,010	$13,480
Insurance commissions	10,863	8,267	2,596
Other income	466	338	128
Finance charges and other	$57,819	$41,615	$16,204

Interest income and fees and insurance commissions are included in the finance charges and other for the credit segment, while other income is included in finance charges and other for the retail segment.

Interest income and fees of the credit segment increased over the prior-year level primarily driven by a 43.6% increase in the average balance of the portfolio. Portfolio interest and fee yield declined 40 basis points year-over-year to 17.6%, primarily as a result of increased provision for uncollectible interest and lower fee income. The portfolio yield was also influenced by short-term, no-interest option receivables, which averaged 36.3% of the total portfolio balance during the quarter ended April 30, 2014, which compares to 29.0% in the prior-year quarter. Insurance commissions were favorably impacted by increased front-end commissions due to higher retail sales and increased retrospective commissions due to lower claims experience.

The following table provides key portfolio performance information for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
	2014	2013
(in thousands, except percentages)
Interest income and fees(a)	$46,490	$33,010
Net charge-offs	(21,192)	(11,555)
Borrowing costs(b)	(4,724)	(3,871)
Net portfolio yield	$20,574	$17,584
Average portfolio balance	$1,081,456	$753,221
Interest income and fee yield % (annualized)	17.6%	18.0%
Net charge-off % (annualized)	7.8%	6.1%

(a)	Included in finance charges and other.

(b)	Total interest expense.

	Three Months Ended April 30,
(in thousands, except percentages)	2014	2013	Change
Cost of goods sold	$160,782	$123,457	$37,325
Product gross margin percentage	36.8%	35.3%

Product gross margin expanded 150 basis points as a percent of product sales from the quarter ended April 30, 2013 primarily due to a favorable shift in product mix.

	Three Months Ended April 30,
(in thousands, except percentages)	2014	2013	Change
Cost of service parts sold	$1,419	$1,406	$13
As a percent of service revenues	45.0%	54.1%

The increase in cost of service parts sold was due primarily to 21.4% growth in service revenues.

	Three Months Ended April 30,
(in thousands, except percentages)	2014	2013	Change
Selling, general and administrative expense - Retail	$76,330	$57,510	$18,820
Selling, general and administrative expense - Credit	23,874	15,745	8,129
Selling, general and administrative expense - Total	$100,204	$73,255	$26,949
As a percent of total revenues	29.9%	29.2%

For the three months ended April 30, 2014, the increase in SG&A expense was primarily driven by higher compensation, delivery expenses and occupancy costs.

The SG&A expense increase in the retail segment was primarily due to higher sales-related compensation and delivery costs, facility-related costs and advertising expenses. As a percent of segment revenues, SG&A expense remained flat as compared to the prior-year quarter primarily due to costs associated with planned new store openings offset by the leveraging effect of increased revenues.

The increase in SG&A expense for the credit segment was driven by the hiring of additional collections personnel to service the 42.7% year-over-year increase in the customer receivable portfolio balance and anticipated near-term portfolio growth.

	Three Months Ended April 30,
(in thousands, except percentages)	2014	2013	Change
Provision for bad debts - Retail	$44	$114	$(70)
Provision for bad debts - Credit	22,214	13,823	8,391
Provision for bad debts - Total	$22,258	$13,937	$8,321
Provision for bad debts - Credit as a percent of average portfolio balance (annualized)	8.2%	7.3%

The provision for bad debts of the credit segment increased by $8.4 million from the prior-year period. This additional provision was driven primarily by the substantial year-over-year growth in the average receivable portfolio balance outstanding, which included an increase of $69.9 million during the current quarter. Additionally, the provision for bad debts rose due to deterioration in portfolio delinquency rates. The percentage of the customer portfolio balance greater than 60 days past due was 8.0% as of April 30, 2014, which compares to 6.7% a year ago.

	Three Months Ended April 30,
(in thousands)	2014	2013	Change
Store closure and relocation costs	$1,754	$—	$1,754
Charges and credits	$1,754	$—	$1,754

During the first quarter of fiscal 2015, we recorded a $1.8 million charge related to the closure and relocation of certain retail locations.

	Three Months Ended April 30,
(in thousands)	2014	2013	Change
Interest expense	$4,724	$3,871	$853

Net interest expense for the three months ended April 30, 2014 increased $0.9 million from the prior-year period primarily due to an increase in the average debt balance outstanding, partially offset by a decrease in the effective interest rate resulting from the repayment of asset-backed notes in April 2013. The entirety of our interest expense is included in the results of operations of the credit segment.

	Three Months Ended April 30,
(in thousands, except percentages)	2014	2013	Change
Provision for income taxes	$15,838	$12,967	2,871
As a percent of income before income taxes	35.7%	36.9%

The provision for income taxes increased due to the year-over-year improvement in profitability. The decline in the effective tax rate reflects the leveraging impact of the year-over-year increase in income before income taxes on non-deductible items and margin-based taxes.

Customer Receivable Portfolio

We provide in-house financing to individual consumers on a short-term basis (maximum initial contractual term is 32 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using an installment contract, which requires a fixed monthly payment over a fixed term. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally provide for interest at the maximum rate allowed by the respective regulations in the states in which we operate, which generally range between 18% and 21%. In states where regulations do not generally limit the interest rate charged, we charge 26%.

We promote the sale of many of our products through advertised short-term, no-interest option programs. The majority of these accounts have a 12-month term, with the balance carrying a term of six months. Minimum monthly customer payments are required under our short-term, no-interest option program addendum to our standard retail installment loan contract. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the stated term (grace periods are provided), the account no longer qualifies for the no-interest provision and the terms of the account revert back to those of the executed retail installment loan contract. A significant number of customers who purchase through our short-term, no-interest option programs meet the terms of the program, resulting in the payoff of those accounts and thus increase the velocity of portfolio turnover.

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

As of April 30, 2014, we had 631,795 active customer accounts with an average balance of $1,747 outstanding per account. This compares to 486,988 active customer accounts with an average balance of $1,588 outstanding per account as of April 30, 2013. The 30% increase in the number of customer accounts outstanding reflects the impact of marketing driven, same store sales growth as well as new store openings. Year-over-year, the majority of the growth in the average balance is due to our increase in product sales and the entry into more recent installment contracts with our customers. As a result, we have experienced a decline in the average number of months since origination our customer accounts within the portfolio have been outstanding - down from 9.0 months last year to 8.3 months as of April 30, 2014.

The following tables present, for comparison purposes, information about our credit portfolios (dollars in thousands, except average income of credit customer, number of active accounts and average outstanding customer balance):

	As of April 30,
	2014	2013
Total outstanding balance	$1,103,880	$773,436
Weighted average credit score of outstanding balances	591	596
Number of active accounts	631,795	486,988
Weighted average months since origination of outstanding balance	8.3	9.0
Average outstanding customer balance	$1,747	$1,588
Account balances 60+ days past due(1)	$87,863	$51,543
Percent of balances 60+ days past due to total outstanding balance	8.0%	6.7%
Total account balances re-aged(1)	$128,329	$86,693
Percent of re-aged balances to total outstanding balance	11.6%	11.2%
Account balances re-aged more than six months	$23,633	$19,172
Percent of total allowance for bad debts to total outstanding customer receivable balance	6.6%	6.0%
Percent of total outstanding balance represented by short-term, no-interest option receivables(2)	37.0%	30.6%

	Three Months Ended April 30,
	2014	2013
Total applications processed	265,265	199,045
Weighted average origination credit score of sales financed	605	602
Percent of total applications approved	48.0%	50.2%
Average down payment	4.2%	3.9%
Average income of credit customer at origination	$38,400	$38,900
Average total outstanding balance	$1,081,456	$753,221
Bad debt charge-offs (net of recoveries)	$21,192	$11,555
Percent of bad debt charge-offs (net of recoveries) to average outstanding balance	7.8%	6.1%
Weighted average monthly payment rate(3)	5.8%	6.2%
Provision for bad debts(4)	$22,214	$13,823
Provision for bad debts as a percentage of average outstanding balance	8.2%	7.3%
Percent of retail sales paid for by:
In-house financing, including down payment received	77.5%	74.0%
Third party financing	11.1%	11.8%
Third party rent-to-own options	4.2%	3.8%
	92.8%	89.6%

(1)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(2)
Short-term, no-interest option receivables are financed under a standard retail installment loan contract. Minimum monthly payments are required and the maximum term is 12 months. If the customer account becomes delinquent or the remaining account principal balance is not paid in full prior to the end of the no-interest period, interest is earned over the term of the installment contract and the required minimum monthly payment remains unchanged.

(3)	Three-month average of gross cash payments as a percentage of gross principal balances outstanding at the beginning of each month in the period.

(4)	Amount does not include retail segment provision for bad debts.

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

The following tables present quantitative information about our receivables portfolio, segregated by segment:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due(1)		Re-aged(1)
(in thousands)	April 30, 2014	January 31, 2014	April 30, 2014	January 31, 2014	April 30, 2014	January 31, 2014
Customer accounts receivable	$1,053,444	$1,022,914	$77,915	$82,486	$77,893	$75,414
Restructured accounts(2)	50,436	45,356	9,948	11,917	50,436	45,356
Total receivables managed	$1,103,880	$1,068,270	$87,863	$94,403	$128,329	$120,770

Allowance for uncollectible accounts related to the credit portfolio	(72,980)	(71,801)
Allowance for short-term, no-interest option credit programs	(12,185)	(11,789)
Short-term portion of customer accounts receivable, net	(548,482)	(527,267)
Long-term portion of customer accounts receivable, net	$470,233	$457,413

(1)
Amounts are based on end of period balances. As an account can become past due after having been re-aged, accounts may be presented in both the past due and re-aged columns shown above. The amounts included within both the past due and re-aged columns shown above as of April 30, 2014 and January 31, 2014 were $25.3 million and $27.4 million, respectively. The total amount of customer receivables past due one day or greater was $254.1 million and $249.3 million as of April 30, 2014 and January 31, 2014, respectively. These amounts include the 60 days past due totals shown above.

(2)
In addition to the amounts included in restructured accounts, there are $1.3 million and $1.3 million as of April 30, 2014 and January 31, 2014, respectively, of accounts re-aged four or more months included in the re-aged balance above that did not qualify as TDRs because they were not re-aged subsequent to January 31, 2012.

			Net Credit
	Average Balances		Charge-offs(1)
	Three Months Ended April 30,		Three Months Ended April 30,
(in thousands)	2014	2013	2014	2013
Customer accounts receivable	$1,033,443	$713,700	$17,738	$8,843
Restructured accounts	48,013	39,521	3,454	2,712
Total receivables managed	$1,081,456	$753,221	$21,192	$11,555

(1)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest) net of recoveries which include principal collections during the period shown of previously charged-off balances.

Following is the activity in the Company’s balance in the allowance for doubtful accounts and uncollectible interest for customer receivables for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30, 2014			Three Months Ended April 30, 2013
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$54,448	$17,353	$71,801	$27,702	$16,209	$43,911
Provision(1)	23,241	3,948	27,189	12,505	3,282	15,787
Principal charge-offs(2)	(22,801)	(4,440)	(27,241)	(9,634)	(2,955)	(12,589)
Interest charge-offs	(4,033)	(785)	(4,818)	(1,516)	(465)	(1,981)
Recoveries(2)	5,063	986	6,049	791	243	1,034
Allowance at end of period	$55,918	$17,062	$72,980	$29,848	$16,314	$46,162

(1)	Includes provision for uncollectible interest, which is included in finance charges and other.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest), and recoveries include principal collections during the period shown of previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

Our overall allowance for uncollectible accounts as a percentage of the total portfolio balance increased to 6.6% as of April 30, 2014 from 6.0% as of April 30, 2013. The year-over-year increase was primarily driven by a 190 basis point increase in 60+ day delinquency for non-restructured customer accounts receivables. The impact of this increase was partially offset by a 50 basis point decline in the relative proportion of the total restructured account balance to the total customer receivable portfolio balance from April 30, 2013.

For non-restructured accounts, the allowance for uncollectible accounts as a percentage of the outstanding balance rose from 4.1% as of April 30, 2013 to 5.3% as of April 30, 2014, due primarily to execution issues we encountered in our collection operations during December and January of fiscal 2014 and inclement weather conditions experienced during that same period. This resulted in an elevation in delinquency rates and higher than anticipated charge-offs during the period. Delinquency rates declined from January 31, 2014 to April 30, 2014 but we expect that the impact of the fourth quarter issues will result in elevated charge-offs over the next three to six months. The estimated effect of this matter and delinquency changes were reflected in our projection models as of January 31, 2014 and April 30, 2014, driving an increase in the losses we expected to realize over the next 12-month period. We adjusted our allowance for uncollectible accounts based on these analyses.

For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 41.0% as of April 30, 2013 as compared to 33.8% as of April 30, 2014. This 720 basis point reduction reflects the impact of improved delinquency and continued improvement in the performance of restructured accounts under stricter restructuring policies.

The percent of bad debt charge-offs (net of recoveries) to average outstanding balance increased from 6.1% for the three months ended April 30, 2013 to 7.8% for the three months ended April 30, 2014. The increase was primarily due to execution issues in our collections operations and inclement weather experienced during the fourth quarter of fiscal 2014.

Included within customer accounts receivable as of April 30, 2014 and 2013 were balances totaling $408.8 million and $237.1 million, respectively, of balances originated under short-term, no-interest programs. Amounts financed under these programs increased to 37.0% of the total portfolio balance as of April 30, 2014 from 30.6% as of April 30, 2013 with more products eligible for purchase using this installment contract option. Use of these programs accelerates cash collections. As the proportion of accounts financed under short-term, no-interest programs increases, the overall yield recognized on the average customer receivable balance will decline. Conversely, a decline in the proportion of accounts financed under short-term, no-interest programs will generally result in an increase in the overall yield recognized. The allowance for short-term, no-interest programs represents the portion of the balance reported within customer accounts receivable at the end of each period which is not expected to be realized due to customers satisfying the requirements of the interest-free programs and is based on historical experience. The allowance for no-interest credit programs declined from 3.4% of the balance outstanding as of April 30, 2013 to 3.0% as of April 30, 2014 based on realized changes over the past 12 months in customer satisfaction of the interest-free program requirements.

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

	As of April 30, 2014 (a)
		% of balance	Cumulative loss rate as a % of balance originated (b) (d)
Fiscal year	Balance	originated	Years from origination
of origination	outstanding	outstanding	—	1	2	3	Terminal (c)
2006			0.3%	1.9%	3.6%	4.8%	5.8%
2007			0.2%	1.7%	3.5%	4.8%	5.7%
2008			0.2%	1.8%	3.6%	5.1%	5.9%
2009			0.2%	2.1%	4.6%	6.1%	6.6%
2010			0.2%	2.4%	4.6%	6.0%	6.0%
2011	$1.9	0.3%	0.4%	2.6%	5.2%	5.8%	6.0%
2012	$25.2	4.2%	0.2%	3.1%	5.5%	5.7%
2013	$135.7	18.5%	0.4%	5.2%	6.0%
2014	$673.0	62.6%	0.8%	1.9%

(a)	As of April 30, 2014, balances originated prior to fiscal 2011 and outstanding were insignificant.

(b)
The loss rates for balances originated in fiscal years 2012 through 2015 may not be comparable to those for balances originated in earlier years as changes made to our collections policies during fiscal 2012 resulted in accounts charging off earlier than in prior periods.

(c)	The terminal loss percentage presented represents the point at which that pool of loans has reached its maximum loss rate.

(d)
The most recent percentages in years from origination 1 through 3 include loss data through April 30, 2014, and are not comparable to prior fiscal year accumulated net charge-off percentages in the same column.

Liquidity and Capital Resources

Cash flow

Operating activities. During the three months ended April 30, 2014, net cash provided by operating activities was $30.7 million. This compares to net cash used in operating activities of $6.5 million during the prior-year period. The increase was primarily driven by the improvement in operating performance and the expansion of accounts payable during the current year period.

Investing activities. Net cash used in investing activities increased to $14.3 million in the three months ended April 30, 2014. This compares to $7.2 million in the three months ended April 30, 2013. The increase was primarily due to greater capital expenditures related to the construction of new stores, as well as store remodels and relocations. We expect during the next twelve months to invest between $30 million and $35 million, net of tenant improvement allowances, in capital expenditures for new stores, remodels and other projects. We expect to fund these estimated capital expenditures with cash from operations, borrowings under our asset-based revolving credit facility and tenant improvement allowances from landlords.

Financing activities. During the quarter ended April 30, 2014, available cash flows from operations after purchase of property and equipment were used to reduce outstanding debt. Net cash used in financing activities was $17.9 million for the three months ended April 30, 2014. This compares to net cash provided by financing activities of $14.2 million during the three months ended April 30, 2013.

Liquidity. We require capital to finance our growth as we add new stores and markets to our operations, which in turn requires additional working capital for increased customer receivables and inventory. We finance our operations through a combination of cash flow generated from earnings and external borrowings, including bank debt, issuance of debt securities or other capital market transactions, extended terms provided by our vendors for inventory purchases and acquisition of inventory under consignment arrangements.

We have an asset-based revolving credit facility with capacity of $880 million as of April 30, 2014. The facility matures in November 2017 and provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The credit facility bears interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The leverage ratio covenant requirement is a required maximum of 2.00 to 1.00. The fixed charge coverage ratio requirement is a minimum of 1.10 to 1.00. We expect, based on current facts and circumstances, that we will be in compliance with the above covenants for the next 12 months. The weighted average interest rate on borrowings outstanding under the asset-based revolving credit facility was 3.2% at April 30, 2014.

During the quarter ended October 31, 2011 we entered into interest rate cap option transactions with a notional amount of $100 million. These cap options are held for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of our variable-rate debt, based on the benchmark one-month LIBOR interest rate exceeding 1.0%. These cap options have monthly caplets extending through August 2014.

The weighted average effective interest rate on borrowings outstanding under all our credit facilities for the three months ended April 30, 2014 was 3.7%, including the interest expense associated with our interest rate caps and amortization of deferred financing costs.

A summary of the significant financial covenants that govern our asset-based revolving credit facility, as amended, compared to our actual compliance status at April 30, 2014 is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum	1.63 to 1.00	1.10 to 1.00
Total liabilities to tangible net worth ratio must be lower than required maximum	1.20 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed stated amount	5.79%	4.49%
Capital expenditures, net must be lower than required maximum	$52.0 million	$75.0 million

Note: All terms in the above table are defined by the asset-based revolving credit facility, as amended, and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly on a trailing 12-month basis, except for the cash recovery percentage, which is calculated monthly on a trailing three-month basis.

As of April 30, 2014, we had total available borrowing capacity of $361.8 million under our asset-based revolving credit facility, net of standby letters of credit issued, available to us for general corporate purposes. Of this amount, $183.8 million was immediately available under the revolving credit facility as of April 30, 2014 and an additional $178.0 million may become available if we grow the balance of eligible customer receivables and total eligible inventory balances. Payments received on customer receivables averaged approximately $74.6 million per month during the three months ended April 30, 2014, and are available each month to fund new customer receivables generated. During fiscal 2015, we expect to grow the balance of the credit portfolio.

We will continue to finance our operations and future growth through a combination of cash flow generated from operations, external borrowings from our revolving credit facility and proceeds from accessing debt or equity markets. Based on our current operating plans, we believe that cash generated from operations, available borrowings under our revolving credit facility, extended vendor terms for purchases of inventory, acquisition of inventory under consignment arrangements and proceeds from accessing debt or equity markets will be sufficient to fund our operations, store expansion and updating activities and capital programs for the next 12 months, subject to continued compliance with the covenants in our debt and other credit arrangements. If the repayment of amounts owed under our debt and other credit arrangements is accelerated for any reason, we may not have sufficient cash and liquid assets at such time to be able to immediately repay all the amounts owed under our facility.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

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

For the three months ended April 30, 2014, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under the heading "Contingencies" in Note 7 of the Consolidated Financial Statements in Item 1 Part I of this quarterly report is incorporated by reference in response to this item.

Item 1A. Risk Factors

As of the date of the filing, there have been no material changes to the risk factors previously disclosed in Part 1, Item A, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5.  Other Information

Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on Wednesday, May 28, 2014, the matters voted upon and the number of votes cast for or against, as well as the number of abstentions and broker non-votes as to such matters, were as stated below.

1.	The following nominees for directors were elected to serve one-year terms expiring in 2015:

	Number of Shares
	For	Against	Abstentions	Broker Non-Votes
Jon E.M. Jacoby	29,751,221	51,226	7,341	4,303,125
Kelly M. Malson	29,774,070	28,678	7,040	4,303,125
Bob L. Martin	29,752,661	49,765	7,362	4,303,125
Douglas H. Martin	29,774,101	27,999	7,688	4,303,125
David Schofman	29,772,469	29,893	7,426	4,303,125
Scott L. Thompson	29,775,007	27,641	7,140	4,303,125
Theodore M. Wright	29,672,516	129,710	7,562	4,303,125

2.	The amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 shares to 100,000,000 shares was approved:

Number of Shares
For	29,885,113
Against	4,164,764
Abstentions	63,036
Broker Non-Votes	—

3.	The appointment of Ernst & Young LLP as the independent registered public accounting firm for the Company for fiscal year ending January 31, 2015 was ratified:

Number of Shares
For	34,004,192
Against	96,391
Abstentions	12,330
Broker Non-Votes	—

4.	The non-binding advisory vote on the compensation of the Company’s named executive officers was approved:

Number of Shares
For	29,561,197
Against	112,312
Abstentions	136,279
Broker Non-Votes	4,303,125

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

Date: June 2, 2014

EXHIBIT INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn’s, Inc. Certificate of Incorporation (as corrected December 31, 2013) (incorporated herein by reference to Exhibit 3.1.3 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2014 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4	Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. as filed on May 29, 2014 (filed herewith)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2015, filed with the SEC on June 2, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at April 30, 2014 and January 31, 2014 and, (ii) the consolidated statements of operations for the three months ended April 30, 2014 and 2013, (iii) the consolidated statements of comprehensive income for the three months ended April 30, 2014 and 2013, (iv) the consolidated statements of cash flows for three months ended April 30, 2014 and 2013, (v) the consolidated statements of stockholders' equity for the three months ended April 30, 2014 and 2013 and (vi) the notes to consolidated financial statements