Form 10-Q
period 2014-07-31
CONNS INC
filed 2014-09-02
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014	Commission File Number: 1-34956

CONN'S, INC.
(Exact name of registrant as specified in its charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 28, 2014:

Class	Outstanding
Common stock, $.01 par value per share	36,254,633

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

Assets	July 31, 2014	January 31, 2014
Current assets
Cash and cash equivalents	$4,021	$5,727
Customer accounts receivable, net of allowance of $46,113 and $38,447, respectively	583,687	527,267
Other accounts receivable	49,993	51,480
Inventories	137,624	120,530
Deferred income taxes	26,372	20,284
Prepaid expenses and other assets	15,257	10,307
Total current assets	816,954	735,595
Long-term portion of customer accounts receivable, net of allowance of $39,178 and $33,354, respectively	495,904	457,413
Property and equipment, net	112,149	86,842
Deferred income taxes	13,612	7,721
Other assets	10,576	10,415
Total assets	$1,449,195	$1,297,986

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$401	$420
Accounts payable	95,963	82,861
Accrued compensation and related expenses	8,099	11,390
Accrued expenses	32,115	27,944
Income taxes payable	2,380	2,924
Deferred revenues and credits	19,626	17,068
Total current liabilities	158,584	142,607
Long-term debt	606,980	535,631
Other long-term liabilities	45,299	30,458

Commitments and contingencies

Stockholders’ equity
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 and 50,000,000 shares authorized; 36,253,864 and 36,127,569 shares issued at July 31, 2014 and January 31, 2014, respectively)	363	361
Additional paid-in capital	228,477	225,631
Accumulated other comprehensive loss	(25)	(100)
Retained earnings	409,517	363,398
Total stockholders’ equity	638,332	589,290
Total liabilities and stockholders' equity	$1,449,195	$1,297,986

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Revenues
Product sales	$264,166	$203,463	$518,386	$394,323
Repair service agreement commissions	20,732	17,166	40,986	33,155
Service revenues	3,383	3,083	6,538	5,682
Total net sales	288,281	223,712	565,910	433,160
Finance charges and other	64,683	46,977	122,502	88,592
Total revenues	352,964	270,689	688,412	521,752
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	168,717	136,040	329,499	259,497
Cost of service parts sold, including warehousing and occupancy costs	1,871	1,318	3,290	2,724
Selling, general and administrative expense	107,303	78,757	207,507	152,012
Provision for bad debts	39,585	21,382	61,843	35,319
Charges and credits	1,492	—	3,246	—
Total cost and expenses	318,968	237,497	605,385	449,552
Operating income	33,996	33,192	83,027	72,200
Interest expense	6,247	3,135	10,971	7,006
Other income, net	—	(32)	—	(38)
Income before income taxes	27,749	30,089	72,056	65,232
Provision for income taxes	10,099	10,927	25,937	23,894
Net income	$17,650	$19,162	$46,119	$41,338

Earnings per share:
Basic	$0.49	$0.54	$1.27	$1.16
Diluted	$0.48	$0.52	$1.25	$1.13
Average common shares outstanding:
Basic	36,209	35,777	36,172	35,549
Diluted	36,972	36,849	36,951	36,688

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net income	$17,650	$19,162	$46,119	$41,338

Change in fair value of hedges	58	61	116	90
Impact of provision for income taxes on comprehensive income	(21)	(22)	(41)	(32)
Comprehensive income	$17,687	$19,201	$46,194	$41,396

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended July 31, 2014 and 2013
(unaudited)
(in thousands)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 31, 2014	36,127	$361	$225,631	$(100)	$363,398	$589,290
Exercise of stock options, net of tax	52	2	4	—	—	6
Issuance of common stock under Employee Stock Purchase Plan	18	—	601	—	—	601
Vesting of restricted stock units	57	—	—	—	—	—
Stock-based compensation	—	—	2,241	—	—	2,241
Net income	—	—	—	—	46,119	46,119
Change in fair value of hedges, net of tax of $41	—	—	—	75	—	75
Balance at July 31, 2014	36,254	$363	$228,477	$(25)	$409,517	$638,332

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 31, 2013	35,191	$352	$204,372	$(223)	$269,949	$474,450
Exercise of stock options, net of tax	657	7	14,089	—	—	14,096
Issuance of common stock under Employee Stock Purchase Plan	15	—	406	—	—	406
Vesting of restricted stock units	55	—	—	—	—	—
Stock-based compensation	—	—	1,872	—	—	1,872
Net income	—	—	—	—	41,338	41,338
Change in fair value of hedges, net of tax of $32	—	—	—	58	—	58
Balance at July 31, 2013	35,918	$359	$220,739	$(165)	$311,287	$532,220

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended July 31,
	2014	2013
Cash flows from operating activities
Net income	$46,119	$41,338
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	8,566	5,675
Amortization	2,089	2,237
Provision for bad debts and uncollectible interest	73,552	39,856
Stock-based compensation	2,241	1,872
Excess tax benefits from stock-based compensation	(952)	(4,548)
Store and facility closure and relocation costs	3,246	—
Benefit for deferred income taxes	(12,019)	(1,005)
(Gain) loss on sale of property and equipment	23	(38)
Change in operating assets and liabilities:
Customer accounts receivable	(168,463)	(129,012)
Inventories	(17,094)	(16,876)
Other assets	116	7,334
Accounts payable	13,102	11,640
Accrued expenses	(1,143)	6,392
Income taxes payable	(4,109)	(4,329)
Deferred revenues and credits	2,050	276
Net cash used in operating activities	(52,676)	(39,188)
Cash flows from investing activities
Purchase of property and equipment	(38,120)	(19,310)
Proceeds from sale of property and equipment	19,279	47
Net cash used in investing activities	(18,841)	(19,263)
Cash flows from financing activities
Borrowings under lines of credit	215,983	181,306
Payments on lines of credit	(389,750)	(109,737)
Proceeds from issuance of senior notes, net of issuance costs	243,400	—
Payments on asset-backed notes	—	(32,513)
Change in restricted cash	—	4,717
Proceeds from stock issued under employee benefit plans	607	14,502
Other	(429)	126
Net cash provided by financing activities	69,811	58,401
Net change in cash and cash equivalents	(1,706)	(50)
Cash and cash equivalents
Beginning of period	5,727	3,849
End of period	$4,021	$3,799
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited, consolidated financial statements of Conn’s, Inc. and all of its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise described herein. The Company’s business is moderately seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31, due primarily to the holiday selling season. Operating results for the six-month period ended July 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2015. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the Securities and Exchange Commission on March 27, 2014.

The Company’s balance sheet at January 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete financial presentation. Please see the Company’s Annual Report on Form 10-K for a complete presentation of the audited financial statements for the fiscal year ended January 31, 2014, together with all required footnotes, and for a complete presentation and explanation of the components and presentations of the financial statements.

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

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013
Weighted average common shares outstanding - Basic	36,209	35,777	36,172	35,549
Assumed exercise of stock options	621	859	622	926
Unvested restricted stock units	142	213	157	213
Weighted average common shares outstanding - Diluted	36,972	36,849	36,951	36,688

The weighted average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 80,000 and 58,000 for the three and six months ended July 31, 2014, respectively. There were no anti-dilutive stock options or restricted stock units for the three and six months ended July 31, 2013.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a discounted cash flow analysis, approximates their carrying amount. The fair value of the Company’s debt approximates carrying value. The Company’s interest rate cap options are presented on the balance sheet at fair value. Fair value of these instruments was determined using Level 2 inputs of the ASC 815 GAAP hierarchy, which are defined as inputs not quoted in active markets, but are either directly or indirectly observable.

Stockholders' Equity. On May 29, 2014, following approval by its stockholders on May 28, 2014, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock, par value of $0.01 per share, from 50,000,000 shares of common stock to 100,000,000 shares of common stock.

Recent Accounting Pronouncements. In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current industry-specific guidance, including ASC 605-35. Upon adoption of ASU 2014-09, entities are required to recognize revenue using the following comprehensive model: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue as the entity satisfies each performance obligation. ASU 2014-09 is effective for the Company beginning in the first quarter of fiscal 2018 and will result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. The Company is currently assessing the impact that the new standard will have on its financial statements.

2.     Charges and Credits

During the three months ended July 31, 2014, the Company closed one store and incurred lease termination and other costs associated with future store closures. This resulted in a pretax charge of $1.5 million ($1.0 million after-tax). This amount is reported within the retail segment and classified in charges and credits in the consolidated statement of operations.

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

The Company uses risk-rating criteria to differentiate underwriting requirements, potentially requiring differing down payments, credit limits and initial application and documentation criteria. The following tables present quantitative information about the receivables portfolio managed by the Company, segregated by segment:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due(1)		Re-aged(1)
(in thousands)	July 31, 2014	January 31, 2014	July 31, 2014	January 31, 2014	July 31, 2014	January 31, 2014
Customer accounts receivable	$1,117,243	$1,022,914	$87,964	$82,486	$80,846	$75,414
Restructured accounts (2)	62,071	45,356	14,099	11,917	62,071	45,356
Total receivables managed	$1,179,314	$1,068,270	$102,063	$94,403	$142,917	$120,770

Allowance for uncollectible accounts related to the credit portfolio	(85,291)	(71,801)
Allowance for short-term, no-interest option credit programs	(14,432)	(11,789)
Short-term portion of customer accounts receivable, net	(583,687)	(527,267)
Long-term portion of customer accounts receivable, net	$495,904	$457,413

(1)
Amounts are based on end of period balances. As an account can become past due after having been re-aged, accounts may be presented in both the past due and re-aged columns shown above. The amounts included within both the past due and re-aged columns shown above as of July 31, 2014 and January 31, 2014 were $33.8 million and $27.4 million, respectively. The total amount of customer receivables past due one day or greater was $282.8 million and $249.3 million as of July 31, 2014 and January 31, 2014, respectively. These amounts include the 60 days past due totals shown above.

(2)
In addition to the amounts included in restructured accounts, there was $1.3 million as of July 31, 2014 and January 31, 2014, respectively, of accounts re-aged four or more months included in the re-aged balance above that did not qualify as TDRs because they were not re-aged subsequent to January 31, 2011.

			Net Credit				Net Credit
	Average Balances		Charge-offs (1)		Average Balances		Charge-offs(1)
	Three Months Ended July 31,		Three Months Ended July 31,		Six Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Customer accounts receivable	$1,081,196	$766,718	$24,822	$10,818	$1,057,875	$741,108	$42,560	$19,661
Restructured accounts	56,694	39,935	3,734	3,358	52,626	39,716	7,188	6,070
Total receivables managed	$1,137,890	$806,653	$28,556	$14,176	$1,110,501	$780,824	$49,748	$25,731

(1)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest) net of recoveries which include principal collections during the period shown of previously charged-off balances.

The following presents the activity in the Company’s balance in the allowance for doubtful accounts and uncollectible interest for customer receivables for the six months ended July 31, 2014 and 2013:

	Six Months Ended July 31, 2014			Six Months Ended July 31, 2013
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$54,448	$17,353	$71,801	$27,702	$16,209	$43,911
Provision(1)	61,317	12,235	73,552	32,526	7,330	39,856
Principal charge-offs(2)	(49,367)	(8,338)	(57,705)	(21,039)	(6,496)	(27,535)
Interest charge-offs	(8,824)	(1,490)	(10,314)	(3,447)	(1,064)	(4,511)
Recoveries(2)	6,807	1,150	7,957	1,378	425	1,803
Allowance at end of period	$64,381	$20,910	$85,291	$37,120	$16,404	$53,524

(1)	Includes provision for uncollectible interest, which is included in finance charges and other.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest), and recoveries include principal collections during the period shown of previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

The Company records an allowance for doubtful accounts, including estimated uncollectible interest, for its customer accounts receivable, based on its historical cash collections and net loss experience using a projection of monthly delinquency performance, cash collections and losses. In addition to pre-charge-off cash collections and charge-off information, estimates of post-charge-off recoveries, including cash payments, amounts realized from the repossession of the products financed and, at times, payments received under credit insurance policies are considered.

The Company determines reserves for those accounts that are TDRs based on the present value of cash flows expected to be collected over the life of those accounts. The excess of the carrying amount over the discounted cash flow amount is recorded as a reserve for loss on those accounts.

The Company typically only places accounts in non-accrual status when legally required. Payments received on non-accrual loans are applied to principal and reduce the amount of the loan. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. Customer receivables in non-accrual status were $13.6 million and $12.2 million at July 31, 2014 and January 31, 2014, respectively. Customer receivables that were past due 90 days or more and still accruing interest totaled $68.7 million and $63.3 million at July 31, 2014 and January 31, 2014, respectively.

4.        Supplemental Disclosure of Finance Charges and Other Revenue

The following is a summary of the classification of the amounts included as finance charges and other for the six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013
Interest income and fees on customer receivables	$52,226	$36,397	$98,716	$69,407
Insurance commissions	12,113	10,289	22,976	18,556
Other	344	291	810	629
Finance charges and other	$64,683	$46,977	$122,502	$88,592

Interest income and fees on customer receivables is reduced by provisions for uncollectible interest of $6.6 million and $3.1 million, respectively, for the three months ended July 31, 2014 and 2013, and $12.0 million and $5.2 million, respectively, for the six months ended July 31, 2014 and 2013. The amount included in interest income and fees on customer receivables related to TDR accounts was $1.8 million and $0.9 million, respectively, for the three months ended July 31, 2014 and 2013, and $3.1 million and $2.1 million, respectively, for the six months ended July 31, 2014 and 2013. The Company recognizes interest income on

TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount of TDR accounts such that it always equals the present value of expected future cash flows.

5.     Accrual for Store Closures

The Company has closed or relocated retail locations that did not perform at a level the Company expects for mature store locations. Certain of the closed or relocated stores had unexpired leases, resulting in the accrual of the present value of remaining lease obligations and anticipated ancillary occupancy costs, net of estimated sublease income. Revisions to these projections for changes in estimated marketing times and sublease rates are made to the obligation as further information related to the actual terms and costs become available. The estimates were calculated using Level 2 fair value inputs. The following table presents detail of the activity in the accrual for store closures during the six months ended July 31, 2014 and 2013:

	Six Months Ended July 31,
(in thousands)	2014	2013
Balance at beginning of period	$4,316	$5,071
Accrual for closures	3,108	—
Change in estimate	138	—
Cash payments	(4,254)	(1,047)
Balance at end of period	$3,308	$4,024

Balance sheet presentation:	July 31, 2014	January 31, 2014
Accrued expenses	$1,181	$1,957
Other long-term liabilities	2,127	2,359
	$3,308	$4,316

6.     Debt and Letters of Credit

The Company’s long-term debt consisted of the following at the period ended:

(in thousands)	July 31, 2014	January 31, 2014
Asset-based revolving credit facility	$361,190	$534,956
7.25% senior notes, net of discount of $4,948	245,052	—
Other long-term debt	1,139	1,095
Total debt	607,381	536,051
Less current portion of debt	401	420
Long-term debt	$606,980	$535,631

Senior Notes

On July 1, 2014, the Company issued $250.0 million in senior unsecured notes due July 2022 (the “Senior Notes”), bearing interest at 7.25%, pursuant to an indenture dated July 1, 2014 (the "Indenture"), among Conn’s, Inc., its subsidiary guarantors (the "Guarantors") and U.S. Bank National Association, as trustee. The Senior Notes were sold at par, and resulted in net proceeds to the Company of $243.4 million, after deducting the initial purchasers’ discounts and commissions and other offering expenses. The net proceeds were used to repay outstanding borrowings under the Company’s asset-based revolving credit facility. The effective interest rate of the Senior Notes after giving effect to offering fees is 7.6%.

The Indenture restricts the Company's ability and the ability of certain of its subsidiaries to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock; (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and the Company and its subsidiaries will cease to be subject to such covenants during such period.

Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $25 million, as well as in the event a judgment is entered against us in excess of $25 million that is not discharged, bonded or insured.

The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Guarantors. The only direct or indirect subsidiaries of Conn’s, Inc. that are not Guarantors are minor subsidiaries. There are no restrictions on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of loans, advances or dividends, except as provided by applicable law.

In connection with the issuance and sale of the Senior Notes, the Company and the Guarantors entered into a registration rights agreement (the “Registration Rights Agreement”) with the initial purchasers, dated July 1, 2014. Pursuant to the Registration Rights Agreement, the Company and the Guarantors have agreed to file a registration statement with the Securities and Exchange Commission so that holders of the Senior Notes can exchange the Senior Notes for registered notes that have substantially identical terms as the Senior Notes. In addition, the Company and the Guarantors have agreed to exchange the guarantee related to the Senior Notes for a registered guarantee having substantially the same terms as the original guarantee. The Company and the Guarantors will use commercially reasonable efforts to cause the exchange to be completed within 365 days of the issuance of the Senior Notes. The Company and the Guarantors are required to pay additional interest if they fail to comply with their obligations to register the Senior Notes within the specified time periods.

Revolving Credit Facility

The Company also amended its asset-based revolving credit facility in connection with the issuance of the Senior Notes, to provide for among other things, the issuance of the Senior Notes and Indenture as well as related guarantees, upstream distributions from subsidiaries to Conn’s, Inc. (a holding company) for the payment of interest and principal on the Senior Notes and under certain circumstances optional and mandatory prepayment of the Senior Notes and allow holders of the Senior Notes to receive payments even though they may be stockholders of the Company.

The Company’s asset-based revolving credit facility with a syndicate of banks had capacity of $880.0 million as of July 31, 2014. The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The amended and restated credit facility bears interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The asset-based revolving credit facility restricts the amount of dividends the Company can pay and is secured by the assets of the Company not otherwise encumbered.

As of July 31, 2014, the Company had immediately available borrowing capacity of $395.5 million under its asset-based revolving credit facility, net of standby letters of credit issued, for general corporate purposes. The Company also had $121.6 million that may become available under its asset-based revolving credit facility if it grows the balance of eligible customer receivables and its total eligible inventory balances. The Company pays additional fees in the amount of 25 basis points for the additional commitment amount.

The Company’s asset-based revolving credit facility provides it the ability to utilize letters of credit to secure its deductibles under the Company’s property and casualty insurance programs, among other acceptable uses. At July 31, 2014, the Company had outstanding letters of credit of $1.7 million under this facility. The maximum potential amount of future payments under these letter of credit facilities is considered to be the aggregate face amount of each letter of credit commitment, which totals $1.7 million as of July 31, 2014.

The Company was in compliance with its financial covenants at July 31, 2014.

7.     Contingencies

Litigation. Between March 5, 2014 and May 5, 2014, the Company and three of its current executive officers were sued in three purported securities class action lawsuits, each filed in the United States District Court for the Southern District of Texas. Each of the complaints allege that the defendants made false and misleading statements and/or failed to disclose material adverse facts about the Company’s business, operations, and prospects. The complaints allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints do not specify the amount of damages sought.

On June 3, 2014, the court consolidated these three complaints into a single, putative class action, In re Conn’s, Inc. Securities Litigation, Master File No. 14:14-CV-00548, and appointed lead plaintiffs. On July 21, 2014, the lead plaintiffs’ filed an amended and consolidated complaint.  The deadline for the defendants to respond to the complaint is September 4, 2014.  The defendants intend file a motion to dismiss the consolidated complaint and vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the litigation.

In addition, the Company is involved in other routine litigation and claims incidental to its business from time to time and, as required, has accrued its estimate of the probable costs for the resolution of these matters, which individually or in the aggregate are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact the Company’s estimate of reserves for litigation.

8.     Segment Reporting

Financial information by segment is presented in the following tables:

	Three Months Ended July 31, 2014			Three Months Ended July 31, 2013
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$264,166	$—	$264,166	$203,463	$—	$203,463
Repair service agreement commissions	20,732	—	20,732	17,166	—	17,166
Service revenues	3,383	—	3,383	3,083	—	3,083
Total net sales	288,281	—	288,281	223,712	—	223,712
Finance charges and other	343	64,340	64,683	290	46,687	46,977
Total revenues	288,624	64,340	352,964	224,002	46,687	270,689
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	168,717	—	168,717	136,040	—	136,040
Cost of service parts sold, including warehousing and occupancy cost	1,871	—	1,871	1,318	—	1,318
Selling, general and administrative expense(a)	82,336	24,967	107,303	60,910	17,847	78,757
Provision for bad debts	—	39,585	39,585	72	21,310	21,382
Charges and credits	1,492	—	1,492	—	—	—
Total cost and expense	254,416	64,552	318,968	198,340	39,157	237,497
Operating income (loss)	34,208	(212)	33,996	25,662	7,530	33,192
Interest expense	—	6,247	6,247	—	3,135	3,135
Other income, net	—	—	—	(32)	—	(32)
Income (loss) before income taxes	$34,208	$(6,459)	$27,749	$25,694	$4,395	$30,089

	As of July 31, 2014			As of January 31, 2014
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Total assets(b)	$345,017	$1,104,178	$1,449,195	$283,637	$1,014,349	$1,297,986

	Six Months Ended July 31, 2014			Six Months Ended July 31, 2013
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues
Product sales	$518,386	$—	$518,386	$394,323	$—	$394,323
Repair service agreement commissions	40,986	—	40,986	33,155	—	33,155
Service revenues	6,538	—	6,538	5,682	—	5,682
Total net sales	565,910	—	565,910	433,160	—	433,160
Finance charges and other	809	121,693	122,502	629	87,963	88,592
Total revenues	566,719	121,693	688,412	433,789	87,963	521,752
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	329,499	—	329,499	259,497	—	259,497
Cost of service parts sold, including warehousing and occupancy cost	3,290	—	3,290	2,724	—	2,724
Selling, general and administrative expense(a)	158,666	48,841	207,507	118,420	33,592	152,012
Provision for bad debts	44	61,799	61,843	186	35,133	35,319
Charges and credits	3,246	—	3,246	—	—	—
Total cost and expense	494,745	110,640	605,385	380,827	68,725	449,552
Operating income	71,974	11,053	83,027	52,962	19,238	72,200
Interest expense	—	10,971	10,971	—	7,006	7,006
Other income, net	—	—	—	(38)	—	(38)
Income before income taxes	$71,974	$82	$72,056	$53,000	$12,232	$65,232

(a)
Selling, general and administrative ("SG&A") expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was $3.0 million and $2.5 million, respectively, for the three months ended July 31, 2014 and 2013, and $5.9 million and $5.1 million, respectively, for the six months ended July 31, 2014 and 2013. The amount of reimbursement made to the retail segment by the credit segment was $7.1 million and $5.0 million, respectively, for the three months ended July 31, 2014 and 2013, and $13.8 million and $9.7 million, respectively, for the six months ended July 31, 2014 and 2013.

(b)
Retail segment total assets as of July 31, 2014 includes $6.0 million of land, buildings and improvements related to two stores under construction which are subject to a sale and lease back transaction. These related assets will be retired from the Company’s balance sheet upon completion of construction and opening of the stores.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise indicates, references to “Conn’s,” the “Company,” “we,” “us,” and “our” refer to the consolidated business operations of Conn’s, Inc. and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to continue existing or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores and the updating of existing stores; technological and market developments and sales trends for our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and our employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets; and the other risks detailed in our United States Securities and Exchange Commission (“SEC”) reports, including but not limited to, our Annual Report on Form 10-K for our fiscal year ended January 31, 2014. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions or update to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

General

We are a leading specialty retailer that offers a broad selection of quality, branded durable consumer goods and related services in addition to a proprietary credit solution for our core credit constrained consumers. We operate an integrated and scalable business through our retail stores and website. Our complementary product offerings include home appliances, furniture and mattresses, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit offering provides financing solutions to a large, underserved population of credit constrained consumers who typically are unbanked and have credit scores between 550 and 650. We provide customers the opportunity to comparison shop across brands with confidence in our competitive prices as well as affordable monthly payment options, next-day delivery and installation, and product repair services. We believe our large, attractively merchandised stores and credit solutions offer a distinctive shopping experience compared to other retailers that target our core customer demographic.

As of July 31, 2014, we operated 86 retail locations in Arizona, Colorado, Louisiana, Mississippi, Nevada, New Mexico, Oklahoma, South Carolina, Tennessee and Texas. Our primary product categories include:

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

We provide multiple financing options to address various customer needs including a proprietary in-house credit program, a third-party financing program and a third-party rent-to-own payment program. The majority of our credit customers use our in-house credit program and typically have a credit score of between 550 and 650, with the average score of new applicants financed by us during the three months ended July 31, 2014 of 607, up from 601 for the same period last year. For customers who do not qualify for our in-house program, we offer rent-to-own payment plans primarily through AcceptanceNow (formerly known as RAC Acceptance). For customers with high credit scores, we have partnered with Synchrony Financial (formerly known as GE Capital) to offer long-term, no-interest and revolving credit plans. AcceptanceNow and Synchrony Financial manage their respective underwriting decisions and collection of their credit programs. For the three months ended July 31, 2014, we financed approximately 77.0% of our retail sales, including down payments, under our in-house financing program.

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

Operational Changes and Operating Environment

We have implemented, continued to focus on, or modified operating initiatives that we believe should positively impact future results, including:

•
Opening expanded Conn’s HomePlus stores in new markets. During the six months ended July 31, 2014, we opened ten new stores in Arizona (1), Colorado (2), Mississippi (1), Nevada (1), South Carolina (1), Tennessee (3) and Texas (1). We plan to open eight additional new stores by January 31, 2015. We plan to open between 15 and 18 stores in fiscal 2016. We opened 14 new stores in fiscal 2014 and five new stores in fiscal 2013. For the six months ended July 31, 2014, new stores opened since February 1, 2012 accounted for approximately 25.0% of total product sales. New stores opened since February 1, 2012 accounted for approximately 14.9% and 3.4% of total product sales in fiscal 2014 and 2013, respectively;

•
Reviewing our existing store locations to ensure the customer demographics and retail sales opportunity are sufficient to achieve our store performance expectations, and selectively closing or relocating stores to achieve those goals. In this regard, we have closed a total of 19 retail locations since the beginning of fiscal 2012 that did not perform at the level we expect for mature store locations. We plan to close seven additional retail locations by January 31, 2015;

•	Remodeling and relocating existing stores utilizing the Conn’s HomePlus format to increase retail square footage and improve our customers' shopping experience;

•	Expanding and enhancing our product offering of higher-margin furniture and mattresses;

•	Focusing on quality, branded products to improve operating performance;

•
Increased use of short-term, no interest credit programs, with terms of 12 months or less, over recent years with the intent to accelerate cash collections, while modestly reducing portfolio interest and fee yield. In this regard, we discontinued offering six-month, no-interest programs in August 2014 and currently offer only a 12-month program. Beginning in September 2014, we raised eligibility requirements to qualify for the 12-month program;

•	Planning to modestly raise interest rates charged to customers, where possible, in response to the changing market environment;

•
Adjusted our underwriting standards during the third and fourth quarters of fiscal 2014 and in March and August of 2014 to improve the overall quality of our credit portfolio. To improve ultimate cash collections, beginning in May 2014, customers may re-age their account once every four months which compares to once every six months previously. The maximum number of months an account can be extended remains unchanged at 12 months; and

•	Focusing on continuing to improve the execution within our collection operations to reduce delinquency rates and future charge-offs.

Results of Operations

The presentation of our results of operations may not be comparable to some other retailers since we include the cost of our in-home delivery and installation service as part of selling, general and administrative ("SG&A") expense. Similarly, we include the cost related to operating our purchasing function in SG&A expense. It is our understanding that other retailers may include such costs as part of their cost of goods sold.

The following tables present certain operations information, on a consolidated and segment basis:

Consolidated:

	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2014	2013	Change	2014	2013	Change
Revenues
Product sales	$264,166	$203,463	$60,703	$518,386	$394,323	$124,063
Repair service agreement commissions	20,732	17,166	3,566	40,986	33,155	7,831
Service revenues	3,383	3,083	300	6,538	5,682	856
Total net sales	288,281	223,712	64,569	565,910	433,160	132,750
Finance charges and other	64,683	46,977	17,706	122,502	88,592	33,910
Total revenues	352,964	270,689	82,275	688,412	521,752	166,660
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	168,717	136,040	32,677	329,499	259,497	70,002
Cost of service parts sold, including warehousing and occupancy cost	1,871	1,318	553	3,290	2,724	566
Selling, general and administrative expense(a)	107,303	78,757	28,546	207,507	152,012	55,495
Provision for bad debts	39,585	21,382	18,203	61,843	35,319	26,524
Charges and credits	1,492	—	1,492	3,246	—	3,246
Total cost and expenses	318,968	237,497	81,471	605,385	449,552	155,833
Operating income	33,996	33,192	804	83,027	72,200	10,827
Interest expense	6,247	3,135	3,112	10,971	7,006	3,965
Other income, net	—	(32)	32	—	(38)	38
Income before income taxes	27,749	30,089	(2,340)	72,056	65,232	6,824
Provision for income taxes	10,099	10,927	(828)	25,937	23,894	2,043
Net income	$17,650	$19,162	$(1,512)	$46,119	$41,338	$4,781

Retail Segment:

	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2014	2013	Change	2014	2013	Change
Revenues
Product sales	$264,166	$203,463	$60,703	$518,386	$394,323	$124,063
Repair service agreement commissions	20,732	17,166	3,566	40,986	33,155	7,831
Service revenues	3,383	3,083	300	6,538	5,682	856
Total net sales	288,281	223,712	64,569	565,910	433,160	132,750
Finance charges and other	343	290	53	809	629	180
Total revenues	288,624	224,002	64,622	566,719	433,789	132,930
Cost and expenses
Cost of goods sold, including warehousing and occupancy costs	168,717	136,040	32,677	329,499	259,497	70,002
Cost of service parts sold, including warehousing and occupancy cost	1,871	1,318	553	3,290	2,724	566
Selling, general and administrative expense(a)	82,336	60,910	21,426	158,666	118,420	40,246
Provision for bad debts	—	72	(72)	44	186	(142)
Charges and credits	1,492	—	1,492	3,246	—	3,246
Total cost and expenses	254,416	198,340	56,076	494,745	380,827	113,918
Operating income	34,208	25,662	8,546	71,974	52,962	19,012
Other income, net	—	(32)	32	—	(38)	38
Income before income taxes	$34,208	$25,694	$8,514	$71,974	$53,000	$18,974

Credit Segment:

	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2014	2013	Change	2014	2013	Change
Revenues
Finance charges and other	$64,340	$46,687	$17,653	$121,693	$87,963	$33,730
Cost and expenses
Selling, general and administrative expense(a)	24,967	17,847	7,120	48,841	33,592	15,249
Provision for bad debts	39,585	21,310	18,275	61,799	35,133	26,666
Total cost and expenses	64,552	39,157	25,395	110,640	68,725	41,915
Operating income (loss)	(212)	7,530	(7,742)	11,053	19,238	(8,185)
Interest expense	6,247	3,135	3,112	10,971	7,006	3,965
Income (loss) before income taxes	$(6,459)	$4,395	$(10,854)	$82	$12,232	$(12,150)

(a)
SG&A expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was $3.0 million and $2.5 million, respectively, for the three months ended July 31, 2014 and 2013, and $5.9 million and $5.1 million, respectively, for the six months ended July 31, 2014 and 2013. The amount of reimbursement made to the retail segment by the credit segment was $7.1 million and $5.0 million, respectively, for the three months ended July 31, 2014 and 2013, and $13.8 million and $9.7 million, respectively, for the six months ended July 31, 2014 and 2013.

Segment Overview

The following provides an overview of our retail and credit segment operations for the three and six months ended July 31, 2014. A detailed explanation of the changes in our operations for the comparative periods is included below:

Retail Segment

•
Revenues for the quarter ended July 31, 2014 increased $64.6 million, or 28.8%, from the prior-year period. The revenue increase was primarily driven by new store openings and an 11.7% increase in same store sales. The year-over-year expansion in same store sales was tempered by our decision to not sell lawn equipment in fiscal 2015 and tightening by our credit segment of underwriting standards in the third and fourth quarters of fiscal 2014. Revenues for the six months ended July 31, 2014 increased by 30.6% over the prior-year period, driven by new store openings and same store sales growth of 14.3%. This year-over-year growth was partially offset by the impact of the decision to no longer offer lawn equipment and changes in our underwriting standards.

•
Retail gross margin for the quarter ended July 31, 2014 was 40.8%, an increase of 250 basis points over the 38.3% reported in the comparable quarter last year. The expansion in retail margin was driven by a favorable shift in product mix with the higher-margin furniture and mattress category accounting for 30.8% of product sales in the current quarter versus 24.9% in the prior-year period. Product gross margins expanded year-over-year in each of the major categories. Retail gross margin for the six-month period increased from 39.3% in the prior-year quarter to 41.1% in the current period reflecting a favorable shift in product mix and margin expansion in each of the major product categories.

•
SG&A expense was $82.3 million in the current period, an increase of $21.4 million, or 35.2%, over the quarter ended July 31, 2013. The SG&A expense increase was primarily due to higher sales-driven compensation, advertising costs, delivery expenses and facility-related costs. As a percentage of segment revenues, SG&A expense was 28.5% for the quarter ended July 31, 2014, compared to 27.2% in the prior-year quarter. The increase in SG&A expense as a percentage of segment revenues is attributable primarily to costs associated with the eight new stores opened during the current quarter. In the prior-year period, we opened two new stores. SG&A for the six months ended July 31, 2014 increased $40.2 million from the prior-year period but remained relatively flat as a percentage of segment revenues.

Credit Segment

•
Revenues for the three months ended July 31, 2014 were $64.3 million, an increase of $17.7 million, or 37.8%, over the same period last year. The increase reflects the year-over-year growth in the average balance of the customer receivable portfolio and a 30 basis point increase in portfolio yield. Total revenues for the six-month period increased by $33.7 million as compared to the prior year period also due to the rise in the average balance of the customer receivable portfolio.

•
Credit segment SG&A expense was $25.0 million for the quarter ended July 31, 2014, an increase of $7.1 million, or 39.9%, from the prior-year period. We have added collections personnel to service the 39.9% year-over-year increase in the customer receivable portfolio balance and anticipated near-term portfolio growth. SG&A expense as a percent of segment revenues was 38.8% in the current year period, which compares to 38.2% in the prior-year period. For the six-month period, credit segment SG&A increased by $15.2 million also due to increased compensation and related expenses.

•
Provision for bad debts was $39.6 million for the three months ended July 31, 2014, an increase of $18.3 million from the prior-year quarter. The annualized provision rate was 13.9%, an increase of 330 basis points from the prior year. These increases were driven primarily by a 41.1% increase in the average receivable portfolio balance, which reflects a 24.9% increase in loan originations, and higher than expected delinquency and future charge-offs. Additionally, the balance of customer receivables accounted for as troubled debt restructurings (for which full-life expected losses are provided) increased to $62.1 million, or 5.3% of the total portfolio balance, driving $3.4 million of the increase in provision for bad debts. The provision for bad debts increased $26.7 million for the six-month period due primarily to substantial growth in the portfolio balance and higher than expected delinquency and future charge-offs at July 31, 2014.

•
Net interest expense was $6.2 million for the quarter ended July 31, 2014, an increase of $3.1 million from the prior-year quarter reflecting an increase in the level of outstanding debt and an increase in our effective interest rate. The increase in our effective interest rate is attributable to our issuance of $250.0 million in 7.25% senior unsecured notes on July 1, 2014. Net proceeds from the offering were used to reduce borrowings under our asset-based revolving credit facility which carries a lower borrowing rate. For the six months ended July 31, 2014, interest expense rose $4.0 million as a result of the increase in the average debt balance outstanding.

Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013

	Three Months Ended July 31,
(in thousands)	2014	2013	Change
Total net sales	$288,281	$223,712	$64,569
Finance charges and other	64,683	46,977	17,706
Total Revenues	$352,964	$270,689	$82,275

The following table provides an analysis of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended July 31,					%	Same store
	2014	% of Total	2013	% of Total	Change	Change	% change
(dollars in thousands)
Furniture and mattress	$81,373	28.2%	$50,668	22.6%	$30,705	60.6%	30.3%
Home appliance	84,355	29.3	63,857	28.5	20,498	32.1	19.4
Consumer electronic	68,945	23.9	55,766	24.9	13,179	23.6	7.8
Home office	24,061	8.3	18,712	8.4	5,349	28.6	14.2
Other	5,432	1.9	14,460	6.5	(9,028)	(62.4)	(66.5)
Product sales	264,166	91.6	203,463	90.9	60,703	29.8	11.8
Repair service agreement commissions	20,732	7.2	17,166	7.7	3,566	20.8	11.4
Service revenues	3,383	1.2	3,083	1.4	300	9.7
Total net sales	$288,281	100.0%	$223,712	100.0%	$64,569	28.9%	11.7%

The following provides a summary of items influencing the Company’s major product category performance during the quarter, compared to the prior-year period:

•
Furniture and mattress sales growth was driven by a 44.3% increase in unit sales and an 11.7% increase in the average selling price. Furniture sales rose 59.3% on a 49.1% increase in unit volume with a 6.8% increase in average selling price. Mattress sales increased 64.8% reflecting a 32.2% increase in unit volume and a 24.7% increase in average selling price due to a shift to higher price-point merchandise;

•
Home appliance sales increased from the prior-year period driven by a 20.3% increase in unit sales and an 8.9% increase in the average selling price. Laundry sales increased 41.1%, refrigeration sales rose 30.8%, dishwasher sales were up 28.5% and cooking sales increased 27.4%;

•	Consumer electronic sales rose 23.6% driven by a 20.3% increase in unit volume. Television sales were up 16.2%, gaming hardware sales rose 500+% and home theater sales climbed 36.6%;

•
Home office sales increased primarily due to a 56.2% increase in computer sales with a 15.6% rise in the average selling price of computers. This increase was partially offset by a 27.7% decrease in tablet sales;

•	Other sales included $9.3 million of lawn equipment sales in the quarter ended July 31, 2013. The Company is not participating in this lower-margin category in the current fiscal year.

•	The increase in repair service agreement commissions was driven primarily by increased retail sales; and

•	Service revenue increased by 9.7% due to increased product sales in recent years and additional service technician staffing.

	Three Months Ended July 31,
(in thousands)	2014	2013	Change
Interest income and fees	$52,226	$36,397	$15,829
Insurance commissions	12,113	10,289	1,824
Other income	344	291	53
Finance charges and other	$64,683	$46,977	$17,706

Interest income and fees and insurance commissions are included in the finance charges and other for the credit segment, while other income is included in finance charges and other for the retail segment.

Interest income and fees of the credit segment increased over the prior-year level primarily driven by a 41.1% increase in the average balance of the portfolio and a modest increase in portfolio interest and fee yield. Insurance commissions were favorably impacted by increased retrospective commissions due to lower claims experience.

The following table provides key portfolio performance information for the three months ended July 31, 2014 and 2013:

	Three Months Ended July 31,
	2014	2013
(in thousands, except percentages)
Interest income and fees(a)	$52,226	$36,397
Net charge-offs	(28,556)	(14,176)
Borrowing costs(b)	(6,247)	(3,135)
Net portfolio yield	$17,423	$19,086
Average portfolio balance	$1,137,890	$806,653
Interest income and fee yield % (annualized)	18.2%	17.9%
Net charge-off % (annualized)	10.0%	7.0%

(a)	Included in finance charges and other.

(b)	Total interest expense.

	Three Months Ended July 31,
(in thousands, except percentages)	2014	2013	Change
Cost of goods sold	$168,717	$136,040	$32,677
Product gross margin percentage	36.1%	33.1%

Product gross margin expanded 300 basis points as a percent of product sales from the quarter ended July 31, 2013 primarily due to a favorable shift in product mix and expansion of product gross margin in each of the major product categories.

	Three Months Ended July 31,
(in thousands, except percentages)	2014	2013	Change
Cost of service parts sold	$1,871	$1,318	$553
As a percent of service revenues	55.3%	42.8%

The increase in cost of service parts sold was due primarily to growth in service revenues.

	Three Months Ended July 31,
(in thousands, except percentages)	2014	2013	Change
Selling, general and administrative expense - Retail	$82,336	$60,910	$21,426
Selling, general and administrative expense - Credit	24,967	17,847	7,120
Selling, general and administrative expense - Total	$107,303	$78,757	$28,546
As a percent of total revenues	30.4%	29.1%

For the three months ended July 31, 2014, the increase in SG&A expense in the retail segment was primarily driven by higher advertising, compensation, delivery expenses and facility-related costs. As a percent of segment revenues, SG&A expense increased 130 basis points primarily due to costs associated with the eight new stores opened during the current quarter. In the prior-year period, we opened two new stores.

The increase in SG&A expense for the credit segment was driven by the addition of collections personnel to service the 39.9% year-over-year increase in the customer receivable portfolio balance and anticipated near-term portfolio growth.

	Three Months Ended July 31,
(in thousands, except percentages)	2014	2013	Change
Provision for bad debts - Retail	$—	$72	$(72)
Provision for bad debts - Credit	39,585	21,310	18,275
Provision for bad debts - Total	$39,585	$21,382	$18,203
Provision for bad debts - Credit as a percent of average portfolio balance (annualized)	13.9%	10.6%

The provision for bad debts of the credit segment increased by $18.3 million from the prior-year period. The annualized provision rate was 13.9%, an increase of 330 basis points from the prior year. These increases were driven primarily by a 41.1% increase in the average receivable portfolio balance, which reflects a 24.9% increase in loan originations, and higher than expected delinquency and future charge-offs. Additionally, the balance of customer receivables accounted for as troubled debt restructurings increased to $62.1 million, or 5.3% of the total portfolio balance, driving $3.4 million of the increase in provision for bad debts. The percentage of the customer portfolio balance greater than 60 days past due was 8.7% as of July 31, 2014, which compares to 8.0% as of April 30, 2014 and 8.2% a year ago.

	Three Months Ended July 31,
(in thousands)	2014	2013	Change
Store closure and relocation costs	$1,492	$—	$1,492
Charges and credits	$1,492	$—	$1,492

During the second quarter of fiscal 2015, we recorded a $1.5 million charge related to the closure of certain retail locations.

	Three Months Ended July 31,
(in thousands)	2014	2013	Change
Interest expense	$6,247	$3,135	$3,112

Net interest expense for the three months ended July 31, 2014 increased $3.1 million from the prior-year period reflecting an increase in the average debt balance outstanding and an increase in the effective interest rate. The increase in the effective interest rate was primarily due to our issuance of $250.0 million in 7.25% senior unsecured notes on July 1, 2014. The entirety of our interest expense is included in the results of operations of the credit segment.

	Three Months Ended July 31,
(in thousands, except percentages)	2014	2013	Change
Provision for income taxes	$10,099	$10,927	(828)
As a percent of income before income taxes	36.4%	36.3%

The provision for income taxes decreased on a dollar basis due to the year-over-year decline in profitability.

Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013

	Six Months Ended July 31,
(in thousands)	2014	2013	Change
Total net sales	$565,910	$433,160	$132,750
Finance charges and other	122,502	88,592	33,910
Total Revenues	$688,412	$521,752	$166,660

The following table provides an analysis of net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Six Months Ended July 31,					%	Same store
	2014	% of Total	2013	% of Total	Change	Change	% change
(dollars in thousands)
Furniture and mattress	$162,265	28.7%	$99,791	23.0%	$62,474	62.6%	38.0%
Home appliance	161,470	28.5	121,536	28.1	39,934	32.9	20.2
Consumer electronic	135,388	23.9	112,576	26.0	22,812	20.3	6.0
Home office	47,997	8.5	36,218	8.4	11,779	32.5	18.8
Other	11,266	2.0	24,202	5.6	(12,936)	(53.5)	(62.9)
Product sales	518,386	91.6	394,323	91.1	124,063	31.5	14.3
Repair service agreement commissions	40,986	7.2	33,155	7.6	7,831	23.6	14.6
Service revenues	6,538	1.2	5,682	1.3	856	15.1
Total net sales	$565,910	100.0%	$433,160	100.0%	$132,750	30.6%	14.3%

The following provides a summary of items influencing the Company’s major product category performance during the six months ended July 31, 2014, compared to the prior-year period:

•
Furniture and mattress sales growth was driven by a 48.5% increase in unit sales and a 13.3% increase in the average selling price. Furniture sales rose 67.5% on a 48.2% increase in unit volume with a 13.0% increase in average selling price. Mattress sales increased 70.4% reflecting a 49.7% increase in unit volume and a 13.8% increase in average selling price attributable to a shift to higher price-point merchandise;

•
Home appliance sales increased during the period due to a 20.7% increase in unit sales. Laundry sales were up 37.8%, refrigeration sales were up 31.1%, dishwasher sales climbed 29.2% and cooking sales increased 25.3%;

•
Consumer electronic sales were up 20.3% driven by an 12.9% increase in unit volume. Television sales were up 13.4%, home theater sales climbed 39.1% and gaming hardware sales increased approximately 400%;

•
Home office sales increased primarily due to a 58.1% increase in computer sales with a 12.2% rise in the average selling price of computers. This increase was partially offset by a 21.6% decrease in tablet sales;

•	Other sales included $14.4 million of lawn equipment sales in the six months ended July 31, 2013. The Company is not participating in this lower-margin product category in the current fiscal year;

•	The increase in repair service agreement commissions was driven primarily by increased retail sales; and

•	Service revenue increased by 15.1% due to increased service technician staffing and in-house performance of certain warranty repair services.

	Six Months Ended July 31,
(in thousands)	2014	2013	Change
Interest income and fees	$98,716	$69,407	$29,309
Insurance commissions	22,976	18,556	4,420
Other income	810	629	181
Finance charges and other	$122,502	$88,592	$33,910

Interest income and fees and insurance commissions are included in the finance charges and other for the credit segment, while other income is included in finance charges and other for the retail segment.

Interest income and fees of the credit segment increased over the prior-year level primarily driven by a 42.2% increase in the average balance of the portfolio. Insurance commissions were favorably impacted by increased retrospective commissions due to lower claims experience.

The following table provides key portfolio performance information for the six months ended July 31, 2014 and 2013:

	Six Months Ended July 31,
	2014	2013
(in thousands, except percentages)
Interest income and fees(a)	$98,716	$69,407
Net charge-offs	(49,748)	(25,731)
Borrowing costs(b)	(10,971)	(7,006)
Net portfolio yield	$37,997	$36,670
Average portfolio balance	$1,110,501	$780,825
Interest income and fee yield % (annualized)	17.9%	17.9%
Net charge-off % (annualized)	9.0%	6.6%

(a)	Included in finance charges and other.

(b)	Total interest expense.

	Six Months Ended July 31,
(in thousands, except percentages)	2014	2013	Change
Cost of goods sold	$329,499	$259,497	$70,002
Product gross margin percentage	36.4%	34.2%

Product gross margin expanded 220 basis points as a percent of product sales from the six months ended July 31, 2013 primarily due to a favorable shift in product mix and margin expansion in each of the major product categories.

	Six Months Ended July 31,
(in thousands, except percentages)	2014	2013	Change
Cost of service parts sold	$3,290	$2,724	$566
As a percent of service revenues	50.3%	47.9%

The increase in cost of service parts sold was due primarily to 15.1% growth in service revenues.

	Six Months Ended July 31,
(in thousands, except percentages)	2014	2013	Change
Selling, general and administrative expense - Retail	$158,666	$118,420	$40,246
Selling, general and administrative expense - Credit	48,841	33,592	15,249
Selling, general and administrative expense - Total	$207,507	$152,012	$55,495
As a percent of total revenues	30.1%	29.1%

For the six months ended July 31, 2014, the increase in SG&A expense in the retail segment was primarily driven by advertising, higher compensation, delivery expenses and facility-related costs. As a percent of segment revenues, SG&A expense increased 70 basis points as compared to the prior-year period primarily due to costs associated with new store openings partially offset by the leveraging effect of increased revenues.

The increase in SG&A expense for the credit segment was driven by the hiring of additional collections personnel to service the 39.9% year-over-year increase in the customer receivable portfolio balance and anticipated near-term portfolio growth.

	Six Months Ended July 31,
(in thousands, except percentages)	2014	2013	Change
Provision for bad debts - Retail	$44	$186	$(142)
Provision for bad debts - Credit	61,799	35,133	26,666
Provision for bad debts - Total	$61,843	$35,319	$26,524
Provision for bad debts - Credit as a percent of average portfolio balance (annualized)	11.1%	9.0%

The provision for bad debts of the credit segment increased by $26.7 million from the prior-year period. The annualized provision rate was 11.1%, an increase of 210 basis points from the prior year. These increases were driven primarily by a 42.2% increase in the average receivable portfolio balance, which reflects a 28.6% increase in loan originations, and higher than expected delinquency and future charge-offs at July 31, 2014. Additionally, the balance of customer receivables accounted for as troubled debt restructurings increased to $62.1 million, or 5.3% of the total portfolio balance, driving $3.9 million of the increase in provision for bad debts.

	Six Months Ended July 31,
(in thousands)	2014	2013	Change
Store closure and relocation costs	$3,246	$—	$3,246
Charges and credits	$3,246	$—	$3,246

During the six months ended July 31, 2014, we recorded a $3.2 million charge related to the closure and relocation of certain retail locations.

	Six Months Ended July 31,
(in thousands)	2014	2013	Change
Interest expense	$10,971	$7,006	$3,965

Net interest expense for the six months ended July 31, 2014 increased $4.0 million from the prior-year period primarily due to an increase in the average debt balance outstanding. The entirety of our interest expense is included in the results of operations of the credit segment.

	Six Months Ended July 31,
(in thousands, except percentages)	2014	2013	Change
Provision for income taxes	$25,937	$23,894	2,043
As a percent of income before income taxes	36.0%	36.6%

The provision for income taxes increased on a dollar basis due to the year-over-year improvement in profitability. The decline in the effective tax rate reflects the leveraging impact of the year-over-year increase in income before income taxes on non-deductible items and margin-based taxes.

Customer Receivable Portfolio

We provide in-house financing to individual consumers on a short-term basis (maximum initial contractual term is 32 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using an installment contract, which requires a fixed monthly payment over a fixed term. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally provide for interest at the maximum rate allowed by the respective regulations in the states in which we operate, which generally range between 18% and 21%. In states where regulations do not generally limit the interest rate charged, we currently charge 26%.

We promote the sale of many of our products through advertised short-term, no-interest option programs. The majority of these accounts have a 12-month term, with the balance carrying a term of six months. In August 2014, we discontinued offering six-month, no-interest programs. Minimum monthly customer payments are required under our short-term, no-interest option program addendum to our standard retail installment loan contract. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the stated term (grace periods are provided), the account no longer qualifies for the no-interest provision and the terms of the account revert back to those of the executed retail installment loan contract. A significant number of customers who purchase through our short-term, no-interest option programs meet the terms of the program, resulting in the payoff of those accounts and thus increase the velocity of portfolio turnover.

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

As of July 31, 2014, we had 666,099 active customer accounts with an average balance of $1,770 outstanding per account. This compares to 519,867 active customer accounts with an average balance of $1,622 outstanding per account as of July 31, 2013. The 28.1% increase in the number of customer accounts outstanding reflects the impact of marketing-driven, same store sales growth as well as new store openings. Year-over-year, the majority of the growth in the average balance is due to our increase in product sales. As a result of the increased sales, we have experienced a decline in the average number of months since origination our customer accounts within the portfolio have been outstanding - down from 8.9 months last year to 8.5 months as of July 31, 2014.

The following tables present, for comparison purposes, information about our credit portfolio and, except for "percent of sales paid for by:," do not include information related to third party financing or third party rent-to-own options (dollars in thousands, except average income of credit customer, number of active accounts and average outstanding customer balance):

	As of July 31,
	2014	2013
Total outstanding balance	$1,179,314	$843,071
Weighted average credit score of outstanding balances	592	595
Number of active accounts	666,099	519,867
Weighted average months since origination of outstanding balance	8.5	8.9
Average outstanding customer balance	$1,770	$1,622
Account balances 60+ days past due(1)	$102,063	$69,158
Percent of balances 60+ days past due to total outstanding balance	8.7%	8.2%
Total account balances re-aged(1)	$142,917	$91,067
Percent of re-aged balances to total outstanding balance	12.1%	10.8%
Account balances re-aged more than six months	$28,224	$19,891
Percent of total allowance for bad debts to total outstanding customer receivable balance	7.2%	6.3%
Percent of total outstanding balance represented by short-term, no-interest option receivables(2)	36.6%	31.9%

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Total applications processed	295,983	215,850	561,248	414,895
Weighted average origination credit score of sales financed	607	601	606	601
Percent of total applications approved	45.3%	51.7%	46.6%	51.6%
Average down payment	3.6%	3.1%	3.9%	3.5%
Average income of credit customer at origination	$39,700	$40,500	$39,200	$39,900
Average total outstanding balance	$1,137,890	$806,653	$1,110,501	$780,825
Bad debt charge-offs (net of recoveries)	$28,556	$14,176	$49,748	$25,731
Percent of bad debt charge-offs (net of recoveries) to average outstanding balance	10.0%	7.0%	9.0%	6.6%
Weighted average monthly payment rate(3)	5.0%	5.2%	5.4%	5.7%
Provision for bad debts(4)	$39,585	$21,310	$61,799	$35,133
Provision for bad debts as a percentage of average outstanding balance	13.9%	10.6%	11.1%	9.0%
Percent of retail sales paid for by:
In-house financing, including down payment received	77.0%	76.8%	77.2%	75.4%
Third party financing	13.0%	12.2%	12.1%	12.0%
Third party rent-to-own options	3.9%	2.5%	4.0%	3.1%
	93.9%	91.5%	93.3%	90.5%

(1)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

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

The following tables present quantitative information about our receivables portfolio, segregated by segment:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due(1)		Re-aged(1)
(in thousands)	July 31, 2014	January 31, 2014	July 31, 2014	January 31, 2014	July 31, 2014	January 31, 2014
Customer accounts receivable	$1,117,243	$1,022,914	$87,964	$82,486	$80,846	$75,414
Restructured accounts(2)	62,071	45,356	14,099	11,917	62,071	45,356
Total receivables managed	$1,179,314	$1,068,270	$102,063	$94,403	$142,917	$120,770

Allowance for uncollectible accounts related to the credit portfolio	(85,291)	(71,801)
Allowance for short-term, no-interest option credit programs	(14,432)	(11,789)
Short-term portion of customer accounts receivable, net	(583,687)	(527,267)
Long-term portion of customer accounts receivable, net	$495,904	$457,413

(1)
Amounts are based on end of period balances. As an account can become past due after having been re-aged, accounts may be presented in both the past due and re-aged columns shown above. The amounts included within both the past due and re-aged columns shown above as of July 31, 2014 and January 31, 2014 were $33.8 million and $27.4 million, respectively. The total amount of customer receivables past due one day or greater was $282.8 million and $249.3 million as of July 31, 2014 and January 31, 2014, respectively. These amounts include the 60 days past due totals shown above.

(2)
In addition to the amounts included in restructured accounts, there was $1.3 million as of July 31, 2014 and January 31, 2014, respectively, of accounts re-aged four or more months included in the re-aged balance above that did not qualify as TDRs because they were not re-aged subsequent to January 31, 2011.

			Net Credit				Net Credit
	Average Balances		Charge-offs (1)		Average Balances		Charge-offs(1)
	Three Months Ended July 31,		Three Months Ended July 31,		Six Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Customer accounts receivable	$1,081,196	$766,718	$24,822	$10,818	$1,057,875	$741,108	$42,560	$19,661
Restructured accounts	56,694	39,935	3,734	3,358	52,626	39,716	7,188	6,070
Total receivables managed	$1,137,890	$806,653	$28,556	$14,176	$1,110,501	$780,824	$49,748	$25,731

(1)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest) net of recoveries which include principal collections during the period shown of previously charged-off balances.

The following presents the activity in the Company’s balance in the allowance for doubtful accounts and uncollectible interest for customer receivables for the six months ended July 31, 2014 and 2013:

	Six Months Ended July 31, 2014			Six Months Ended July 31, 2013
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$54,448	$17,353	$71,801	$27,702	$16,209	$43,911
Provision(1)	61,317	12,235	73,552	32,526	7,330	39,856
Principal charge-offs(2)	(49,367)	(8,338)	(57,705)	(21,039)	(6,496)	(27,535)
Interest charge-offs	(8,824)	(1,490)	(10,314)	(3,447)	(1,064)	(4,511)
Recoveries(2)	6,807	1,150	7,957	1,378	425	1,803
Allowance at end of period	$64,381	$20,910	$85,291	$37,120	$16,404	$53,524

(1)	Includes provision for uncollectible interest, which is included in finance charges and other.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest), and recoveries include principal collections during the period shown of previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

Our overall allowance for uncollectible accounts as a percentage of the total portfolio balance increased to 7.2% as of July 31, 2014 from 6.3% as of July 31, 2013. The year-over-year increase was primarily driven by a 100 basis point increase in the percentage of account balances greater than 60 days past due for non-restructured customer accounts receivable and higher expected future charge-offs. Delinquency increased year-over-year across credit quality levels, customer groups, product categories, geographic regions and years of origination. Tighter underwriting and better collections execution did not offset deterioration in our customer’s ability to resolve delinquency. The balance of this increase is attributable to a 50 basis point increase in the relative proportion of the total restructured account balance to the total customer receivable portfolio balance from July 31, 2013.

For non-restructured accounts, the allowance for uncollectible accounts as a percentage of the outstanding balance rose from 4.6% as of July 31, 2013 to 5.8% as of July 31, 2014. The percentage of non-restructured accounts greater than 60 days past due decreased from April 2014 to May 2014 and increased modestly in June consistent with seasonal trends. Over 60 day delinquency unexpectedly deteriorated a combined 90 basis points in July and August. We now expect future delinquency to increase to levels above our historical highs in the third and fourth quarter of fiscal 2015. As a result, we expect delinquency levels and charge-offs to remain elevated over the short-term. The delinquency changes and changes in expectations for customer performance were reflected in our projection models as of July 31, 2014, resulting in an increase in the losses we expected to realize over the next 12-month period. We adjusted our allowance for uncollectible accounts based on these analyses.

For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 40.7% as of July 31, 2013 as compared to 33.7% as of July 31, 2014. This 700 basis point reduction reflects the impact of improved delinquency and continued improvement in the performance of restructured accounts under stricter re-aging policies.

The percent of bad debt charge-offs (net of recoveries) to average outstanding balance increased from 7.0% for the three months ended July 31, 2013 to 10.0% for the three months ended July 31, 2014. The increase was primarily due to execution issues in our collections operations and inclement weather experienced during the fourth quarter of fiscal 2014.

Included within customer accounts receivable as of July 31, 2014 and 2013 were balances originated under short-term, no-interest programs totaling $431.6 million and $268.7 million, respectively. Amounts financed under these programs increased to 36.6% of the total portfolio balance as of July 31, 2014 from 31.9% as of July 31, 2013 with more products eligible for purchase using this installment contract option. Use of these programs accelerates cash collections. As the proportion of accounts financed under short-term, no-interest programs increases, the overall yield recognized on the average customer receivable balance will decline. Conversely, a decline in the proportion of accounts financed under short-term, no-interest programs will generally result in an increase in the overall yield recognized. The allowance for short-term, no-interest programs represents the portion of the balance reported within customer accounts receivable at the end of each period which is not expected to be realized due to customers satisfying the requirements of the interest-free programs and is based on historical experience. The allowance for no-interest credit programs declined from 3.5% of the balance outstanding as of July 31, 2013 to 3.3% as of July 31, 2014 based on realized changes over the past 12 months in customer satisfaction of the interest-free program requirements.

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

	As of July 31, 2014 (a)
		% of balance	Cumulative loss rate as a % of balance originated (b) (d)
Fiscal year	Balance	originated	Years from origination
of origination	outstanding	outstanding	—	1	2	3	Terminal (c)
2006			0.3%	1.9%	3.6%	4.8%	5.8%
2007			0.2%	1.7%	3.5%	4.8%	5.7%
2008			0.2%	1.8%	3.6%	5.1%	5.9%
2009			0.2%	2.1%	4.6%	6.1%	6.6%
2010			0.2%	2.4%	4.6%	6.0%	6.0%
2011	$1.1	0.2%	0.4%	2.6%	5.2%	5.8%	6.0%
2012	$14.2	2.4%	0.2%	3.1%	5.5%	5.9%
2013	$95.8	13.0%	0.4%	5.2%	6.7%
2014	$537.9	50.0%	0.8%	3.7%

(a)	As of July 31, 2014, balances originated prior to fiscal 2011 and outstanding were insignificant.

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

(d)
The most recent percentages in years from origination 1 through 3 include loss data through July 31, 2014, and are not comparable to prior fiscal year accumulated net charge-off percentages in the same column.

Liquidity and Capital Resources

Cash flow

Operating activities. During the six months ended July 31, 2014, net cash used in operating activities was $52.7 million. This compares to net cash used in operating activities of $39.2 million during the prior-year period. The increase was primarily driven by a $94.9 million increase in customer accounts receivable, net, partially offset by the improvement in operating performance during the current year period.

Investing activities. We sold three owned properties and received net proceeds of approximately $19.3 million in July 2014 in connection with the sale, which was used to repay borrowings under our asset-based lending facility. Net cash used in investing activities was $18.8 million for the six months ended July 31, 2014. This compares to $19.3 million for the six months ended July 31, 2013. The increase year-over-year in capital expenditures related to the construction of new stores, as well as store remodels and relocations was partially offset by sales proceeds. We expect during the next twelve months to invest between $20 million and $30 million, net of tenant improvement allowances, in capital expenditures for new stores, remodels and other projects. We expect to fund these estimated capital expenditures with cash from operations, borrowings under our asset-based revolving credit facility and tenant improvement allowances from landlords.

Financing activities. In July 2014, we issued $250.0 million of 7.25% senior unsecured note and received net proceeds of approximately $243.4 million which was used to pay down outstanding balances under our asset-based revolving credit facility. For the six month ended July 31, 2014, net cash provided by financing activities was $69.8 million with debt outstanding increasing $71.3 million in the period to finance sales driven growth in the customer receivable portfolio and purchases of property and equipment. This compares to net cash provided by financing activities of $58.4 million during the six months ended July 31, 2013.

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

Senior Notes

On July 1, 2014, we issued $250.0 million in senior unsecured notes due July 2022 (the “Senior Notes”), bearing interest at 7.25%, pursuant to an indenture dated July 1, 2014 (the "Indenture"), among Conn’s, Inc., its subsidiary guarantors (the "Guarantors") and U.S. Bank National Association, as trustee. The Senior Notes were sold at par, and we received net proceeds to the Company of $243.4 million, after deducting the initial purchasers’ discounts and commissions and other offering expenses. The net proceeds were used to repay outstanding borrowings under our asset-based revolving credit facility. The effective interest rate of the Senior Notes after giving effect to offering fees is 7.6%.

The Indenture restricts the Company's ability and the ability of certain of its subsidiaries to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock; (iii) prepay, redeem or repurchase debt that is junior in right of payament to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and the Company and its subsidiaries will cease to be subject to such covenants during such period.

Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $25 million, as well as in the event a judgment is entered against us in excess of $25 million that is not discharged, bonded or insured.

The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Guarantors. The only direct or indirect subsidiaries of Conn’s, Inc. that are not Guarantors are minor subsidiaries. There are no restrictions on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of loans, advances or dividends, except as provided by applicable law.

In connection with the issuance and sale of the Senior Notes, the Company and the Guarantors entered into a registration rights agreement (the “Registration Rights Agreement”) with the initial purchasers, dated July 1, 2014. Pursuant to the Registration Rights Agreement, the Company and the Guarantors have agreed to file a registration statement with the Securities and Exchange Commission so that holders of the Senior Notes can exchange the Senior Notes for registered notes that have substantially identical terms as the Senior Notes. In addition, the Company and the Guarantors have agreed to exchange the guarantee related to the Senior Notes for a registered guarantee having substantially the same terms as the original guarantee. The Company and the Guarantors will use commercially reasonable efforts to cause the exchange to be completed within 365 days of the issuance of the Senior Notes. The Company and the Guarantors are required to pay additional interest if they fail to comply with their obligations to register the Senior Notes within the specified time periods.

Revolving Credit Facility

The Company also amended its asset-based revolving credit facility in connection with the issuance of the Senior Notes, to provide for among other things, the issuance of the Senior Notes and Indenture as well as related guarantees, upstream distributions from subsidiaries to Conn’s, Inc. (a holding company) for the payment of interest and principal on the Senior Notes and under certain circumstances optional and mandatory prepayment of the Senior Notes and allow holders of the Senior Notes to receive payments even though they may be stockholders of the Company.

We have an asset-based revolving credit facility with capacity of $880 million as of July 31, 2014. The facility matures in November 2017 and provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The credit facility bears interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The leverage ratio covenant requirement is a required maximum of 2.00 to 1.00. The fixed charge coverage ratio requirement is a minimum of 1.10 to 1.00. We expect, based on current facts and circumstances, that we will be in compliance with the above covenants for the next 12 months. The weighted average interest rate on borrowings outstanding under the asset-based revolving credit facility was 4.9% at July 31, 2014.

During the quarter ended October 31, 2011 we entered into interest rate cap option transactions with a notional amount of $100 million. These cap options are held for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of our variable-rate debt, based on the benchmark one-month LIBOR interest rate exceeding 1.0%. These cap options expired in August 2014.

The weighted average effective interest rate on borrowings outstanding under all our credit facilities for the three months ended July 31, 2014 was 4.3%, including the interest expense associated with our interest rate caps and amortization of deferred financing costs.

A summary of the significant financial covenants that govern our asset-based revolving credit facility, as amended, compared to our actual compliance status at July 31, 2014 is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum	1.55 to 1.00	1.10 to 1.00
Total liabilities to tangible net worth ratio must be lower than required maximum	1.27 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed stated amount	5.00%	4.49%
Capital expenditures, net must be lower than required maximum	$41.0 million	$75.0 million

Note: All terms in the above table are defined by the asset-based revolving credit facility, as amended, and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly on a trailing 12-month basis, except for the cash recovery percentage, which is calculated monthly on a trailing three-month basis.

As of July 31, 2014, we had total available borrowing capacity of $517.1 million under our asset-based revolving credit facility, net of standby letters of credit issued, available to us for general corporate purposes. Of this amount, $395.5 million was immediately available under the revolving credit facility as of July 31, 2014 and an additional $121.6 million may become available if we grow the balance of eligible customer receivables and total eligible inventory balances. Payments received on customer receivables averaged approximately $67.5 million per month during the three months ended July 31, 2014, and are available each month to fund new customer receivables generated. During the balance of fiscal 2015, we expect to grow the balance of the credit portfolio.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates under our asset-based revolving credit facility are variable and bear interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). Accordingly, changes in LIBOR will affect the interest rate on, and therefore our costs under, the credit facility.

The balance outstanding under our asset-based revolving credit facility decreased from $535.0 million at January 31, 2014 to $361.2 million at July 31, 2014. The notional balance of interest caps used to fix the rate on a portion of asset-based revolving credit facility balance was $100 million at July 31, 2014. These interest rate caps expired without renewal in August 2014. Accordingly, a 100 basis point increase in interest rates on the asset-based revolving credit facility would increase our borrowing costs by $3.6 million over a 12-month period, based on the balance outstanding at July 31, 2014.

For additional information regarding quantitative and qualitative market risks, as updated by the preceding paragraphs, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk," of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

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

For the six months ended July 31, 2014, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: September 2, 2014

EXHIBIT INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn’s, Inc. Certificate of Incorporation (as corrected December 31, 2013) (incorporated herein by reference to Exhibit 3.1.3 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2014 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Conn’s, Inc. Form 10-Q for the fiscal period ended April 30, 2014 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Amended and Restated Bylaws of Conn’s, Inc. effective as of December 3, 2013 (incorporated herein by reference to Exhibit 3.2 to Conn’s, Inc. Form 10-Q for the quarter ended October 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 6, 2013)

4.1
Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

4.2
Indenture, dated as of July 1, 2014, by and among Conn’s, Inc., the several guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on July 2, 2014)

4.3
Form of 7.250% Senior Notes due 2022 (incorporated by reference to Exhibit A to Exhibit 4.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on July 2, 2014)

4.4
Registration Rights Agreement, dated as of July 1, 2014, by and among Conn’s, Inc., the several guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith, Incorporated as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on July 2, 2014)

10.1
Purchase Agreement, dated as of June 26, 2014 among the Company, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on July 2, 2014)

10.2*
Second Amendment to Second Amended and Restated Loan and Security Agreement, effective as of June 20,
2014, among Conn’s, Inc., Conn Appliances, Inc., Conn Credit I, LP, Conn Credit Corporation, Inc., the banks and other financial institutions identified as “Lenders” therein, and Bank of America, N.A., as Administrative Agent for the Lenders

12.1*	Statement of computation of Ratio of Earnings to Fixed Charges

31.1*	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2*	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)

32.1*	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer)

101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2015, filed with the SEC on September 2, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at July 31, 2014 and January 31, 2014 and, (ii) the consolidated statements of operations for the three and six months ended July 31, 2014 and 2013, (iii) the consolidated statements of comprehensive income for the three and six months ended July 31, 2014 and 2013, (iv) the consolidated statements of cash flows for the six months ended July 31, 2014 and 2013, (v) the consolidated statements of stockholders' equity for the six months ended July 31, 2014 and 2013 and (vi) the notes to consolidated financial statements

*Filed herewith