Form 10-Q/A
period 2014-07-31
CONNS INC
filed 2014-09-04
CIK 1223389

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

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) on Form 10-Q/A is being filed solely to revise Note 7 (Contingencies) (“Note 7”) of the Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 (the “Original Form 10-Q) that was filed by Conn’s, Inc. (the “Company”) on September 2, 2014. Amendment No. 1 corrects a typographical error in Note 7 of the Company’s Notes to Condensed Consolidated Financial Statements. The word “not” was inadvertently omitted between the words “are” and “expected” in the first sentence of the third paragraph of Note 7. The sentence has been corrected to read as follows:

“In addition, the Company is involved in other routine litigation and claims incidental to its business from time to time and, as required, has accrued its estimate of the probable costs for the resolution of these matters, which individually or in the aggregate are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.”

No other changes have been made to the Original Form 10-Q.

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

In addition, the Company is involved in other routine litigation and claims incidental to its business from time to time and, as required, has accrued its estimate of the probable costs for the resolution of these matters, which individually or in the aggregate are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact the Company’s estimate of reserves for litigation.

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

Date: September 4, 2014

EXHIBIT INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn’s, Inc. Certificate of Incorporation (as corrected December 31, 2013) (incorporated herein by reference to Exhibit 3.1.3 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2014 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Conn’s, Inc. Form 10-Q for the fiscal period ended April 30, 2014 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Amended and Restated Bylaws of Conn’s, Inc. effective as of December 3, 2013 (incorporated herein by reference to Exhibit 3.2 to Conn’s, Inc. Form 10-Q for the quarter ended October 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 6, 2013)

4.1
Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

4.2
Indenture, dated as of July 1, 2014, by and among Conn’s, Inc., the several guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on July 2, 2014)

4.3
Form of 7.250% Senior Notes due 2022 (incorporated by reference to Exhibit A to Exhibit 4.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on July 2, 2014)

4.4
Registration Rights Agreement, dated as of July 1, 2014, by and among Conn’s, Inc., the several guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith, Incorporated as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on July 2, 2014)

10.1
Purchase Agreement, dated as of June 26, 2014 among the Company, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on July 2, 2014)

10.2**
Second Amendment to Second Amended and Restated Loan and Security Agreement, effective as of June 20, 2014, among Conn’s, Inc., Conn Appliances, Inc., Conn Credit I, LP, Conn Credit Corporation, Inc., the banks and other financial institutions identified as “Lenders” therein, and Bank of America, N.A., as Administrative Agent for the Lenders

12.1**	Statement of computation of Ratio of Earnings to Fixed Charges

31.1*	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2*	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)

32.1*	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer)

101*
The following financial information from our Quarterly Report on Form 10-Q/A for the second quarter of fiscal year 2015, filed with the SEC on September 4, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at July 31, 2014 and January 31, 2014 and, (ii) the consolidated statements of operations for the three and six months ended July 31, 2014 and 2013, (iii) the consolidated statements of comprehensive income for the three and six months ended July 31, 2014 and 2013, (iv) the consolidated statements of cash flows for the six months ended July 31, 2014 and 2013, (v) the consolidated statements of stockholders' equity for the six months ended July 31, 2014 and 2013 and (vi) the notes to consolidated financial statements

*Filed herewith
**Previously filed with Original Form 10-Q