Form 10-Q
period 2014-10-31
CONNS INC
filed 2014-12-10
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014	Commission File Number: 1-34956

CONN'S, INC.
(Exact name of registrant as specified in its charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 4, 2014:

Class	Outstanding
Common stock, $0.01 par value per share	36,297,211

CONN'S, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	October 31, 2014	January 31, 2014
Assets
Current assets:
Cash and cash equivalents	$5,760	$5,727
Customer accounts receivable, net of allowance of $71,784 and $38,447, respectively	598,241	527,267
Other accounts receivable	75,245	51,480
Inventories	168,603	120,530
Deferred income taxes	40,562	20,284
Income taxes recoverable	12,846	2,187
Prepaid expenses and other current assets	9,389	8,120
Total current assets	910,646	735,595
Long-term portion of customer accounts receivable, net of allowance of $60,884 and $33,354, respectively	507,399	457,413
Property and equipment, net	116,585	86,842
Deferred income taxes	11,070	7,721
Other assets	10,306	10,415
Total assets	$1,556,006	$1,297,986
Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$391	$420
Accounts payable	92,100	82,861
Accrued compensation and related expenses	6,409	11,390
Accrued expenses	39,300	27,944
Income taxes payable	2,685	2,924
Deferred revenues and credits	22,452	17,068
Total current liabilities	163,337	142,607
Long-term debt	696,310	535,631
Other long-term liabilities	59,681	30,458
Total liabilities	919,328	708,696
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 and 50,000,000 shares authorized, respectively; 36,284,140 and 36,127,569 shares issued, respectively)	363	361
Additional paid-in capital	229,862	225,631
Accumulated other comprehensive loss	—	(100)
Retained earnings	406,453	363,398
Total stockholders’ equity	636,678	589,290
Total liabilities and stockholders' equity	$1,556,006	$1,297,986

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Revenues:
Product sales	$278,139	$234,159	$796,525	$628,482
Repair service agreement commissions	23,056	19,601	64,042	52,756
Service revenues	3,414	3,286	9,952	8,968
Total net sales	304,609	257,046	870,519	690,206
Finance charges and other revenues	65,449	53,830	187,951	142,422
Total revenues	370,058	310,876	1,058,470	832,628
Costs and expenses:
Cost of goods sold, including warehousing and occupancy costs	178,976	151,987	508,475	411,484
Cost of service parts sold, including warehousing and occupancy costs	1,525	1,286	4,815	4,010
Selling, general and administrative expenses	112,562	90,341	320,069	242,353
Provision for bad debts	72,019	22,730	133,862	58,049
Charges and credits	355	2,834	3,601	2,834
Total costs and expenses	365,437	269,178	970,822	718,730
Operating income	4,621	41,698	87,648	113,898
Interest expense	8,950	3,714	19,921	10,720
Other income, net	—	—	—	(38)
Income (loss) before income taxes	(4,329)	37,984	67,727	103,216
Provision (benefit) for income taxes	(1,265)	13,608	24,672	37,502
Net income (loss)	$(3,064)	$24,376	$43,055	$65,714
Earnings (loss) per share:
Basic	$(0.08)	$0.68	$1.19	$1.84
Diluted	$(0.08)	$0.66	$1.17	$1.79
Weighted average common shares outstanding:
Basic	36,265	35,955	36,203	35,686
Diluted	36,265	36,965	36,928	36,795

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net income (loss)	$(3,064)	$24,376	$43,055	$65,714
Change in fair value of hedges	39	103	155	193
Impact of provision for income taxes on comprehensive income	(14)	(36)	(55)	(68)
Comprehensive income (loss)	$(3,039)	$24,443	$43,155	$65,839

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 31, 2014	36,127	$361	$225,631	$(100)	$363,398	$589,290
Exercise of stock options, net of tax	71	1	112	—	—	113
Issuance of common stock under Employee Stock Purchase Plan	28	—	862	—	—	862
Vesting of restricted stock units	58	1	—	—	—	1
Stock-based compensation	—	—	3,257	—	—	3,257
Net income	—	—	—	—	43,055	43,055
Change in fair value of hedges, net of tax of $55	—	—	—	100	—	100
Balance at October 31, 2014	36,284	$363	$229,862	$—	$406,453	$636,678

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 31, 2013	35,191	$352	$204,372	$(223)	$269,949	$474,450
Exercise of stock options, net of tax	707	7	14,869	—	—	14,876
Issuance of common stock under Employee Stock Purchase Plan	21	—	680	—	—	680
Vesting of restricted stock units	56	1	—	—	—	1
Stock-based compensation	—	—	2,889	—	—	2,889
Net income	—	—	—	—	65,714	65,714
Change in fair value of hedges, net of tax of $68	—	—	—	125	—	125
Balance at October 31, 2013	35,975	$360	$222,810	$(98)	$335,663	$558,735

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended October 31,
	2014	2013
Cash flows from operating activities:
Net income	$43,055	$65,714
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	13,294	9,048
Amortization	2,287	3,140
Provision for bad debts and uncollectible interest	153,709	66,399
Stock-based compensation	3,258	2,889
Excess tax benefits from stock-based compensation	(961)	(4,743)
Charges, net of credits, for store and facility closures and relocations	3,105	2,834
Deferred income taxes	(23,681)	(2,374)
Gain on sale of property and equipment	(345)	(37)
Tenant improvement allowances received from landlords	14,621	5,422
Change in operating assets and liabilities:
Accounts receivable	(284,291)	(248,644)
Inventories	(48,073)	(58,047)
Other assets	(1,347)	(501)
Accounts payable	9,239	36,814
Accrued expenses	(2,242)	9,756
Income taxes	(10,798)	2,493
Deferred revenues and credits	2,376	138
Net cash used in operating activities	(126,794)	(109,699)
Cash flows from investing activities:
Purchase of property and equipment	(53,116)	(37,122)
Proceeds from sale of property and equipment	19,402	44
Net cash used in investing activities	(33,714)	(37,078)
Cash flows from financing activities:
Borrowings from revolving credit facility	357,456	306,664
Payments on revolving credit facility	(441,950)	(147,737)
Proceeds from issuance of senior notes, net of issuance costs	243,400	—
Payments on asset-backed notes	—	(32,513)
Change in restricted cash	—	4,717
Proceeds from stock issued under employee benefit plans	975	15,556
Other	660	(58)
Net cash provided by financing activities	160,541	146,629
Net change in cash and cash equivalents	33	(148)
Cash and cash equivalents, beginning of period	5,727	3,849
Cash and cash equivalents, end of period	$5,760	$3,701
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements of Conn’s, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise described herein. The Company’s business is moderately seasonal, with a higher portion of sales and operating profit realized during the quarter that ends January 31, due primarily to the holiday selling season. Operating results for the nine months ended October 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2015. The Company’s balance sheet at January 31, 2014 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the United States Securities and Exchange Commission (the "SEC") on March 27, 2014.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2014	2013	2014	2013
Weighted average common shares outstanding - Basic	36,265	35,955	36,203	35,686
Assumed exercise of stock options	—	790	587	892
Unvested restricted stock units	—	220	138	217
Weighted average common shares outstanding - Diluted	36,265	36,965	36,928	36,795

For the three months ended October 31, 2014, 744,000 stock options and restricted stock units were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect on the loss for the period. For the nine months ended October 31, 2014, 92,000 shares of stock options and restricted stock units were outstanding but were not included in the calculation of diluted earnings per share due to their anti-dilutive effect. There were no anti-dilutive stock options or restricted stock units for the three and nine months ended October 31, 2013.

Fair Value of Financial Instruments. The Company determines the fair value of its assets and liabilities subject to fair value measurement by using the highest possible “Level” based on a hierarchy defined as follows:

•	Level 1 – Quoted prices available in active markets for identical assets or liabilities

•	Level 2 – Pricing inputs not quoted in active markets but either directly or indirectly observable

•	Level 3 – Significant inputs to pricing that have little or no transparency with inputs requiring significant management judgment or estimation.
The fair value of cash and cash equivalents and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a Level 3 discounted cash flow analysis, approximates their carrying amount. The fair value of the Company’s asset based, revolving credit facility, using Level 2 inputs, approximates carrying value. At October 31, 2014, the fair value of the Company's 7.25% senior notes which was determined using Level 1 inputs was $215.0 million as compared to the carrying value of $250.0 million, excluding the impact of the related discount.

Stockholders' Equity. On May 29, 2014, following approval by its stockholders on May 28, 2014, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock, par value of $0.01 per share, from 50,000,000 shares of common stock to 100,000,000 shares of common stock.

Stockholders' Rights Plan. On October 6, 2014, the Company adopted a one-year stockholders' rights plan whereby the Board of Directors of the Company ("Board of Directors") declared a dividend of one right for each outstanding share of the Company's common stock to stockholders of record on October 16, 2014. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at a price of $155.00 per right. The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events. Subject to certain exceptions, the rights will separate from the shares of common stock and a distribution date will be deemed to occur on the earlier of (i) the tenth business day after a public announcement or filing that a person or group has become a beneficial owner of 10% or more of the Company's outstanding common stock after the adoption of the stockholders’ rights plan, or (ii) the tenth business day (or such later date as the Board of Directors may determine) after the commencement of, or announcement of an intention to commence, a tender or exchange offer that, if consummated, would result in a person or group becoming a beneficial owner of 10% or more of the Company's outstanding common stock. The rights will expire on October 5, 2015, unless exercised, redeemed or exchanged prior to that time. The Board of Directors may terminate the rights plan before the expiration date or extend the expiration date. The rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current guidance. Upon adoption of ASU 2014-09, entities are required to recognize revenue using the following comprehensive model: (1) identify contracts with customers, (2) identify the performance obligations in contracts, (3) determine transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue as each performance obligation is satisfied. ASU 2014-09 is effective for the Company beginning in the first quarter of fiscal 2018 and will result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. The Company is currently assessing the impact the new standard will have on its financial statements.

2.     Charges and Credits

During the three months ended October 31, 2014, the Company recorded a net pretax credit of $0.1 million ($0.1 million after-tax) due to the revision of estimated lease termination and other costs and credits related to store closures and relocations and a pretax charge of $0.5 million ($0.3 million after-tax) for legal and professional fees related to the Company's exploration of strategic alternatives and a class action lawsuit. During the three months ended October 31, 2013, the Company recorded a pretax charge of $2.8 million ($1.8 million after-tax) related to store closures and relocations as well as revised estimates of future obligations related to previously closed stores. These charges are reported within the retail segment.

During the nine months ended October 31, 2014, the Company recorded a net pretax charge of $3.1 million ($2.0 million after-tax) due to the revision of estimated lease termination and other costs related to store closures and relocations and a pretax charge of $0.5 million ($0.3 million after-tax) for legal and professional fees related to the Company's exploration of strategic alternatives and a class action lawsuit. During the nine months ended October 31, 2013, the Company recorded a pretax charge of $2.8 million ($1.8 million after-tax) related to store closures and relocations as well as revised estimates of future obligations related to previously closed stores. These charges are reported within the retail segment.

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

As part of its efforts in mitigating losses on its accounts receivable, the Company may make loan modifications to a borrower experiencing financial difficulty. The loan modifications are intended to maximize net cash flow after expenses and avoid the need to repossess collateral or exercise legal remedies available to the Company. The Company may extend the loan term, refinance or otherwise re-age an account. In accordance with accounting standards, accounts that have been re-aged in excess of three months or refinanced are considered Troubled Debt Restructurings (“TDR” or "Restructured Accounts").

The Company uses risk-rating criteria to differentiate underwriting requirements, potentially requiring differing down payments, credit limits and initial application and documentation criteria. The following tables present quantitative information about the receivables portfolio managed by the Company:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due(1)		Re-aged(1)
(in thousands)	October 31, 2014	January 31, 2014	October 31, 2014	January 31, 2014	October 31, 2014	January 31, 2014
Customer accounts receivable	$1,180,095	$1,022,914	$105,248	$82,486	$90,788	$75,414
Restructured accounts	73,428	45,356	20,430	11,917	73,428	45,356
Total receivables managed	1,253,523	1,068,270	$125,678	$94,403	$164,216	$120,770
Allowance for uncollectible accounts related to the credit portfolio	(132,668)	(71,801)
Allowance for no-interest option credit programs	(15,215)	(11,789)
Total customer accounts receivable, net	1,105,640	984,680
Short-term portion of customer accounts receivable, net	(598,241)	(527,267)
Long-term portion of customer accounts receivable, net	$507,399	$457,413

(1)
Amounts are based on end of period balances. As an account can become past due after having been re-aged, accounts may be presented in both the past due and re-aged columns shown above. The amounts included within both the past due and re-aged columns shown above as of October 31, 2014 and January 31, 2014 were $42.8 million and $27.4 million, respectively. The total amount of customer receivables past due one day or greater was $314.0 million and $249.3 million as of October 31, 2014 and January 31, 2014, respectively. These amounts include the 60 days past due totals shown above.

			Net Credit				Net Credit
	Average Balances		Charge-offs(1)		Average Balances		Charge-offs(1)
	Three Months Ended October 31,		Three Months Ended October 31,		Nine Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Customer accounts receivable	$1,153,226	$853,394	$23,602	$12,358	$1,090,078	$779,859	$66,162	$31,982
Restructured accounts	67,709	41,693	3,462	4,564	57,715	40,446	10,650	10,671
Total receivables managed	$1,220,935	$895,087	$27,064	$16,922	$1,147,793	$820,305	$76,812	$42,653

(1)
Net credit charge-offs include the principal amount of losses (excluding accrued and unpaid interest) net of recoveries which include principal collections during the period shown of previously charged-off balances.

The following presents the activity in the Company’s balance in the allowance for doubtful accounts and uncollectible interest for customer receivables:

	Nine Months Ended October 31, 2014			Nine Months Ended October 31, 2013
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$54,448	$17,353	$71,801	$27,702	$16,209	$43,911
Provision(1)	131,806	21,903	153,709	53,468	12,931	66,399
Principal charge-offs(2)	(77,058)	(12,404)	(89,462)	(35,805)	(11,947)	(47,752)
Interest charge-offs	(13,807)	(2,223)	(16,030)	(6,045)	(2,017)	(8,062)
Recoveries(2)	10,896	1,754	12,650	3,823	1,276	5,099
Allowance at end of period	$106,285	$26,383	$132,668	$43,143	$16,452	$59,595

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

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

The Company determines reserves for those accounts that are TDR based on the present value of cash flows expected to be collected over the life of those accounts. The excess of the carrying amount over the discounted cash flow amount is recorded as a reserve for loss on those accounts.

The Company typically only places accounts in non-accrual status when legally required. Payments received on non-accrual loans are applied to principal and reduce the amount of the loan. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. Customer receivables in non-accrual status were $13.1 million and $12.2 million at October 31, 2014 and January 31, 2014, respectively. Customer receivables that were past due 90 days or more and still accruing interest totaled $91.0 million and $63.3 million at October 31, 2014 and January 31, 2014, respectively.

4.        Supplemental Disclosure of Finance Charges and Other Revenues

The following is a summary of the classification of the amounts included as finance charges and other revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2014	2013	2014	2013
Interest income and fees on customer receivables	$52,142	$40,260	$150,858	$109,667
Insurance commissions	12,777	13,132	35,753	31,688
Other revenues	530	438	1,340	1,067
Finance charges and other revenues	$65,449	$53,830	$187,951	$142,422

Interest income and fees on customer receivables is reduced by provisions for uncollectible interest of $7.8 million and $4.2 million for the three months ended October 31, 2014 and 2013, respectively, and $19.8 million and $9.4 million for the nine months ended October 31, 2014 and 2013, respectively. The amount included in interest income and fees on customer receivables related to TDR accounts was $1.8 million and $1.1 million for the three months ended October 31, 2014 and 2013, respectively, and $4.9 million and $3.2 million for the nine months ended October 31, 2014 and 2013, respectively. The Company recognizes interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount of TDR accounts such that it always equals the present value of expected future cash flows.

5.     Accrual for Store Closures

The Company has closed or relocated retail locations that did not perform at a level the Company expects for mature store locations. Certain of the closed or relocated stores had noncancelable lease agreements, resulting in the accrual of the present value of the remaining lease payments and estimated related occupancy obligations, net of estimated sublease income. Adjustments to these projections for changes in estimated marketing times and sublease rates, as well as other revisions, are made to the obligation as further information related to the actual terms and costs become available. The following table presents detail of the activity in the accrual for store closures:

	Nine Months Ended October 31,
(in thousands)	2014	2013
Balance at beginning of period	$4,316	$5,071
Accrual for additional closures	2,595	137
Adjustments	(216)	2,036
Cash payments, net of sublease income	(3,880)	(1,509)
Balance at end of period	$2,815	$5,735

The accrual for store closures is presented on the condensed consolidated balance sheet as follows:

(in thousands)	October 31, 2014	January 31, 2014
Balance sheet presentation:
Accrued expenses	$954	$1,957
Other long-term liabilities	1,861	2,359
	$2,815	$4,316

6.     Debt and Letters of Credit

The Company’s long-term debt consisted of the following:

(in thousands)	October 31, 2014	January 31, 2014
Asset-based revolving credit facility	$450,463	$534,956
7.25% Senior notes, net of discount of $4,792	245,208	—
Other long-term debt	1,030	1,095
Total debt	696,701	536,051
Less current portion of debt	(391)	(420)
Long-term debt	$696,310	$535,631

Senior Notes. On July 1, 2014, the Company issued $250.0 million in senior unsecured notes due July 2022 (the “Senior Notes”), bearing interest at 7.25%, pursuant to an indenture dated July 1, 2014 (the "Indenture"), among Conn’s, Inc., its subsidiary guarantors (the "Guarantors") and U.S. Bank National Association, as trustee. The Senior Notes were sold at par, and resulted in net proceeds to the Company of $243.4 million, after deducting the initial purchasers’ discounts and commissions and other offering expenses. The net proceeds were used to repay outstanding borrowings under the Company’s asset-based revolving credit facility. The effective interest rate of the Senior Notes after giving effect to offering fees is 7.6%.

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

Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.

The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Guarantors. The only direct or indirect subsidiaries of Conn’s, Inc. that are not Guarantors are minor subsidiaries. There are no restrictions on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of loans, advances or dividends, except as provided by applicable law.

In connection with the issuance and sale of the Senior Notes, the Company and the Guarantors entered into a registration rights agreement (the “Registration Rights Agreement”) with the initial purchasers, dated July 1, 2014. Pursuant to the Registration Rights Agreement, the Company and the Guarantors have agreed to file a registration statement with the SEC so that holders of the Senior Notes can exchange the Senior Notes for registered notes that have substantially identical terms as the Senior Notes. In addition, the Company and the Guarantors have agreed to exchange the guarantee related to the Senior Notes for a registered guarantee having substantially the same terms as the original guarantee. The Company and the Guarantors will use commercially reasonable efforts to cause the exchange to be completed within 365 days of the issuance of the Senior Notes. The Company and the Guarantors are required to pay additional interest if they fail to comply with their obligations to register the Senior Notes within the specified time periods.

Revolving Credit Facility. Conn's, Inc. and certain of its subsidiaries (the "Borrowers") amended its asset-based revolving credit facility in connection with the issuance of the Senior Notes, to provide for among other things, the issuance of the Senior Notes and Indenture as well as related guarantees, upstream distributions from subsidiaries to Conn’s, Inc. (a holding company) for the payment of interest and principal on the Senior Notes and under certain circumstances optional and mandatory prepayment of the Senior Notes and allow holders of the Senior Notes to receive payments even though they may be stockholders of the Company.

The Company’s asset-based revolving credit facility with a syndicate of banks had capacity of $880.0 million as of October 31, 2014. The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The amended and restated credit facility bears interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The obligations under the asset-based revolving credit facility are secured by all assets of the Borrowers. The asset-based revolving credit facility restricts the amount of dividends the Company can pay.

As of October 31, 2014, the Company had immediately available borrowing capacity of $335.3 million under its asset-based revolving credit facility, net of standby letters of credit issued, for general corporate purposes. The Company also had $93.1 million that may become available under its asset-based revolving credit facility if it grows the balance of eligible customer receivables and its total eligible inventory balances. The Company pays additional fees in the amount of 0.25% for the additional commitment amount.

The Company’s asset-based revolving credit facility provides it the ability to utilize letters of credit to secure its deductibles under the Company’s property and casualty insurance programs, among other acceptable uses. At October 31, 2014, the Company had outstanding letters of credit of $1.1 million under this facility, which is the maximum potential amount of future payments.

The Company was in compliance with its financial covenants at October 31, 2014.

7.     Contingencies

Securities Class Action Litigation. Between March 5, 2014 and May 5, 2014, the Company and three of its current and former executive officers were sued in three purported securities class action lawsuits, each filed in the United States District Court for the Southern District of Texas. Each of the complaints allege that the defendants made false and misleading statements and/or failed to disclose material adverse facts about the Company’s business, operations, and prospects. The complaints allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints do not specify the amount of damages sought.

On June 3, 2014, the court consolidated these three complaints into a single, putative class action, In re Conn’s, Inc. Securities Litigation, Master File No. 14:14-CV-00548, and appointed lead plaintiffs. On July 21, 2014, the lead plaintiffs’ filed an amended and consolidated complaint (the “Amended Complaint”). On September 4, 2014, the defendants filed a Motion to Dismiss the Amended Complaint.

On October 1, 2014, the lead plaintiffs filed a Motion for Leave to File a Second Consolidated Amended Complaint, seeking, among other things, to extend the class period. On October 15, 2014, the court granted plaintiffs’ motion and on October 29, 2014, the plaintiffs’ filed a Second Consolidated Amended Complaint (the “Second Amended Complaint”) with the court. The Second Amended Complaint seeks to certify a class of all persons and entities that purchased or otherwise acquired Conn’s common stock and/or call options, or sold/wrote Conn’s put options between April 3, 2013 and August 29, 2914. The defendants intend to file an amended motion to dismiss and vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of the litigation.

Derivative Litigation. On December 1, 2014, an alleged shareholder filed, purportedly on behalf of the Company, a derivative shareholder lawsuit against the Company and certain of its current and former directors and executive officers in the United States District Court for the Southern District of Texas captioned Robert Hack, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright, Bob L. Martin, Jon E.M. Jacoby, Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson, Brian E. Taylor and Michael J. Poppe and Conn’s, Inc., Case No. 4:14-cv-03442. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and insider trading based on substantially similar factual allegations as those asserted in the consolidated securities class action lawsuit described above. The plaintiff seeks unspecified damages against these persons and does not request any damages from us. The plaintiff did not make a demand on our Board of Directors prior to filing the suit. The defendants intend to vigorously defend against these claims.

Regulatory Matters. The Company received a voluntary request for information dated November 25, 2014 from the Fort Worth Regional Office of the SEC. The information request generally relates to the Company’s underwriting policies and bad debt provisions. The request states that it is part of an informal, non-public, inquiry, which, as noted by the SEC, should not be construed as an indication by the SEC or its staff that any violations of law have occurred. The Company intends to cooperate with the SEC’s inquiry.

In addition, the Company is involved in other routine litigation and claims incidental to its business from time to time which, individually or in the aggregate are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. As required, the Company accrues estimates of the probable costs for the resolution of these matters. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact the Company’s estimate of reserves for litigation.

8.     Segment Reporting

Financial information by segment is presented in the following tables:

	Three Months Ended October 31, 2014			Three Months Ended October 31, 2013
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Product sales	$278,139	$—	$278,139	$234,159	$—	$234,159
Repair service agreement commissions	23,056	—	23,056	19,601	—	19,601
Service revenues	3,414	—	3,414	3,286	—	3,286
Total net sales	304,609	—	304,609	257,046	—	257,046
Finance charges and other revenues	531	64,918	65,449	438	53,392	53,830
Total revenues	305,140	64,918	370,058	257,484	53,392	310,876
Costs and expenses:
Cost of goods sold, including warehousing and occupancy costs	178,976	—	178,976	151,987	—	151,987
Cost of service parts sold, including warehousing and occupancy cost	1,525	—	1,525	1,286	—	1,286
Selling, general and administrative expenses(1)	86,436	26,126	112,562	69,920	20,421	90,341
Provision for bad debts	54	71,965	72,019	203	22,527	22,730
Charges and credits	355	—	355	2,834	—	2,834
Total costs and expense	267,346	98,091	365,437	226,230	42,948	269,178
Operating income	37,794	(33,173)	4,621	31,254	10,444	41,698
Interest expense	—	8,950	8,950	—	3,714	3,714
Income (loss) before income taxes	$37,794	$(42,123)	$(4,329)	$31,254	$6,730	$37,984

	Nine Months Ended October 31, 2014			Nine Months Ended October 31, 2013
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Product sales	$796,525	$—	$796,525	$628,482	$—	$628,482
Repair service agreement commissions	64,042	—	64,042	52,756	—	52,756
Service revenues	9,952	—	9,952	8,968	—	8,968
Total net sales	870,519	—	870,519	690,206	—	690,206
Finance charges and other revenues	1,340	186,611	187,951	1,067	141,355	142,422
Total revenues	871,859	186,611	1,058,470	691,273	141,355	832,628
Costs and expenses:
Cost of goods sold, including warehousing and occupancy costs	508,475	—	508,475	411,484	—	411,484
Cost of service parts sold, including warehousing and occupancy cost	4,815	—	4,815	4,010	—	4,010
Selling, general and administrative expenses(1)	245,102	74,967	320,069	188,340	54,013	242,353
Provision for bad debts	98	133,764	133,862	389	57,660	58,049
Charges and credits	3,601	—	3,601	2,834	—	2,834
Total costs and expense	762,091	208,731	970,822	607,057	111,673	718,730
Operating income	109,768	(22,120)	87,648	84,216	29,682	113,898
Interest expense	—	19,921	19,921	—	10,720	10,720
Other income, net	—	—	—	(38)	—	(38)
Income (loss) before income taxes	$109,768	$(42,041)	$67,727	$84,254	$18,962	$103,216

	October 31, 2014			January 31, 2014
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Total assets(2)	$420,489	$1,135,517	$1,556,006	$283,637	$1,014,349	$1,297,986

(1)
Selling, general and administrative ("SG&A") expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was $2.8 million and $2.9 million for the three months ended October 31, 2014 and 2013, respectively, and $8.7 million and $8.0 million for the nine months ended October 31, 2014 and 2013, respectively. The amount of reimbursement made to the retail segment by the credit segment was $7.7 million and $5.6 million for the three months ended October 31, 2014 and 2013, respectively, and $21.5 million and $15.3 million for the nine months ended October 31, 2014 and 2013, respectively.

(2)
Retail segment total assets as of October 31, 2014 included $3.3 million of land, buildings and improvements related to a store that was under construction and subject to a sale and lease-back transaction. In November 2014, construction of this store was completed and the store opened for business and the related assets were retired from the Company’s balance sheet.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise indicates, references to “Conn’s,” the “Company,” “we,” “us,” and “our” refer to the consolidated business operations of Conn’s, Inc. and its wholly-owned subsidiaries.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: whether any potential sale of or other strategic transaction by or related to Conn's will be consummated and, if so, the timing and terms of any such transaction, including any possible sale price; general economic conditions impacting our customers or potential customers; our ability to continue existing or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores and the updating of existing stores; technological and market developments and sales trends for our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and our employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets; and the other risks detailed in our United States Securities and Exchange Commission (“SEC”) reports, including but not limited to, our Annual Report on Form 10-K for our fiscal year ended January 31, 2014 and this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions or update to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.

As of October 31, 2014, we operated 89 retail locations in Arizona, Colorado, Louisiana, Mississippi, Nevada, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee and Texas. Our primary product categories include:

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

Our stores typically range in size from 30,000 to 50,000 square feet and are predominately located in areas densely populated by our core customer and are typically anchor stores in strip malls. We utilize a merchandising strategy that offers approximately

2,300 quality, branded products from approximately 200 manufacturers and distributors at various price points. Our commissioned sales, consumer credit and service personnel are well-trained and knowledgeable to assist our customers with product selection and the credit application process. We also provide additional services including next-day delivery and installation capabilities, and product repair or replacement services for most items sold in our stores.

We provide multiple financing options to address various customer needs including a proprietary in-house credit program, a third-party financing program and a third-party rent-to-own payment program. The majority of our credit customers use our in-house credit program and typically have a credit score of between 550 and 650, with the average score of new applicants financed by us during the three months ended October 31, 2014 of 608, up from 599 for the same period last year. For customers who do not qualify for our in-house program, we offer rent-to-own payment plans primarily through AcceptanceNow (formerly known as RAC Acceptance). For customers with high credit scores, we have partnered with Synchrony Financial (formerly known as GE Capital) to offer long-term, no-interest and revolving credit plans. AcceptanceNow and Synchrony Financial manage their respective underwriting decisions and collection of their credit programs. For the three months ended October 31, 2014, we financed approximately 77.3% of our retail sales, including down payments, under our in-house financing program.

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

Recent Developments and Operational Changes

In October 2014, the Company announced that its Board of Directors authorized management to explore a full range of strategic alternatives for the Company to potentially enhance value for stockholders. The Company has engaged an independent financial advisor to assist and the process is underway. No timetable has been set for the Company’s completion of the process. There can be no assurance that this strategic alternatives review will result in the Company changing its current business plan, pursuing a particular transaction, completing any such transaction, or that any transaction we might enter will prove to be beneficial to our stockholders. Further, it is not certain what impact any potential strategic alternatives, or a decision not to pursue any potential strategic alternatives, may have on the Company's stock price, operating results, financial condition, liquidity, or business prospects.

We have implemented, continued to focus on, or modified operating initiatives, including the following:

•
Opening expanded Conn’s HomePlus stores in new markets. During the nine months ended October 31, 2014, we opened 16 new stores in Arizona (2), Colorado (4), Mississippi (1), Nevada (1), North Carolina (1), South Carolina (2), Tennessee (3) and Texas (2). We opened two additional new stores in November 2014. We plan to open between 15 and 18 stores in fiscal 2016. We opened 14 new stores in fiscal 2014 and five new stores in fiscal 2013. For the nine months ended October 31, 2014, new stores opened since February 1, 2012 accounted for approximately 27.1% of total product sales. New stores opened since February 1, 2012 accounted for approximately 14.8% and 3.4% of total product sales in fiscal 2014 and 2013, respectively;

•
Reviewing our existing store locations to ensure the customer demographics and retail sales opportunity are sufficient to achieve our store performance expectations, and selectively closing or relocating stores to achieve those goals. In this regard, we have closed a total of 22 retail locations since the beginning of fiscal 2012 that did not perform at the level we expect for mature store locations. We plan to close three additional retail locations over the next twelve months;

•	Remodeling and relocating existing stores utilizing the Conn’s HomePlus format to increase retail square footage and improve our customers' shopping experience;

•	Expanding and enhancing our product offering of higher-margin furniture and mattresses;

•	Focusing on quality, branded products to improve operating performance;

•	Growing our appliance business by focused advertising, promotions and delivery options;

•
Increasing use of short-term, no interest credit programs, with terms of 12 months or less, over recent years with the intent to accelerate cash collections, while modestly reducing portfolio interest and fee yield. In August 2014, we discontinued

offering six-month, no-interest programs and in September 2014, raised eligibility requirements to qualify for the 12-month program;

•	Offering 18-month and 24-month equal-payment, no-interest finance programs to certain higher credit quality borrowers;

•	Raised interest rates charged to customers in October 2014, where possible, in response to the changing market environment;

•	Continuing to review and modify our underwriting standards to improve the overall quality of our credit portfolio; and

•	Revising our re-aging policies, as appropriate, and focusing on further improvement of execution within our collection operations to reduce delinquency rates and future charge-offs.

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

The following tables present results of operations on a consolidated and segment basis:

Consolidated:

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2014	2013	Change	2014	2013	Change
Revenues:
Product sales	$278,139	$234,159	$43,980	$796,525	$628,482	$168,043
Repair service agreement commissions	23,056	19,601	3,455	64,042	52,756	11,286
Service revenues	3,414	3,286	128	9,952	8,968	984
Total net sales	304,609	257,046	47,563	870,519	690,206	180,313
Finance charges and other revenues	65,449	53,830	11,619	187,951	142,422	45,529
Total revenues	370,058	310,876	59,182	1,058,470	832,628	225,842
Costs and expenses:
Cost of goods sold, including warehousing and occupancy costs	178,976	151,987	26,989	508,475	411,484	96,991
Cost of service parts sold, including warehousing and occupancy cost	1,525	1,286	239	4,815	4,010	805
Selling, general and administrative expenses(1)	112,562	90,341	22,221	320,069	242,353	77,716
Provision for bad debts	72,019	22,730	49,289	133,862	58,049	75,813
Charges and credits	355	2,834	(2,479)	3,601	2,834	767
Total costs and expenses	365,437	269,178	96,259	970,822	718,730	252,092
Operating income	4,621	41,698	(37,077)	87,648	113,898	(26,250)
Interest expense	8,950	3,714	5,236	19,921	10,720	9,201
Other income, net	—	—	—	—	(38)	38
Income before income taxes	(4,329)	37,984	(42,313)	67,727	103,216	(35,489)
Provision for income taxes	(1,265)	13,608	(14,873)	24,672	37,502	(12,830)
Net income	$(3,064)	$24,376	$(27,440)	$43,055	$65,714	$(22,659)

Retail Segment:

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2014	2013	Change	2014	2013	Change
Revenues:
Product sales	$278,139	$234,159	$43,980	$796,525	$628,482	$168,043
Repair service agreement commissions	23,056	19,601	3,455	64,042	52,756	11,286
Service revenues	3,414	3,286	128	9,952	8,968	984
Total net sales	304,609	257,046	47,563	870,519	690,206	180,313
Finance charges and other revenues	531	438	93	1,340	1,067	273
Total revenues	305,140	257,484	47,656	871,859	691,273	180,586
Costs and expenses:
Cost of goods sold, including warehousing and occupancy costs	178,976	151,987	26,989	508,475	411,484	96,991
Cost of service parts sold, including warehousing and occupancy cost	1,525	1,286	239	4,815	4,010	805
Selling, general and administrative expenses(1)	86,436	69,920	16,516	245,102	188,340	56,762
Provision for bad debts	54	203	(149)	98	389	(291)
Charges and credits	355	2,834	(2,479)	3,601	2,834	767
Total costs and expenses	267,346	226,230	41,116	762,091	607,057	155,034
Operating income	37,794	31,254	6,540	109,768	84,216	25,552
Other income, net	—	—	—	—	(38)	38
Income before income taxes	$37,794	$31,254	$6,540	$109,768	$84,254	$25,514
Number of stores:
Beginning of period	86	72		79	68
Open	6	2		16	6
Closed	(3)	(2)		(6)	(2)
End of period	89	72		89	72

Credit Segment:

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2014	2013	Change	2014	2013	Change
Revenues -
Finance charges and other revenues	$64,918	$53,392	$11,526	$186,611	$141,355	$45,256
Costs and expenses:
Selling, general and administrative expenses(1)	26,126	20,421	5,705	74,967	54,013	20,954
Provision for bad debts	71,965	22,527	49,438	133,764	57,660	76,104
Total cost and expenses	98,091	42,948	55,143	208,731	111,673	97,058
Operating income	(33,173)	10,444	(43,617)	(22,120)	29,682	(51,802)
Interest expense	8,950	3,714	5,236	19,921	10,720	9,201
Income (loss) before income taxes	$(42,123)	$6,730	$(48,853)	$(42,041)	$18,962	$(61,003)

(1)
Selling, general and administrative ("SG&A") expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was $2.8 million and $2.9 million for the three months ended October 31, 2014 and 2013, respectively, and $8.7 million and $8.0 million for the nine months ended October 31, 2014 and 2013, respectively. The amount of reimbursement made to the retail segment by the credit segment was $7.7 million and $5.6 million for the three months ended October 31, 2014 and 2013, respectively, and $21.5 million and $15.3 million for the nine months ended October 31, 2014 and 2013, respectively.

Segment Overview

The following provides an overview of our retail and credit segment operations for the three and nine months ended October 31, 2014.

Retail Segment

•
Revenue for the three months ended October 31, 2014 increased $47.7 million, or 18.5%, from the same prior-year period. The increase was primarily driven by new store openings partially offset by a decrease of 1.0% in same store sales. The decline in same store sales was primarily the result of the tightening by our credit segment of underwriting standards over the last twelve months and fully lapping changes in marketing strategies last year which drove a 35.1% in same store sales for the three months ended October 31, 2013. Net sales for the nine months ended October 31, 2014 increased by 26.1% over the same prior-year period, driven by new store openings and same store sales growth of 10.1%. This year-over-year growth was partially offset by the impact of the decision to no longer offer lawn equipment and changes in our underwriting standards.

•
Retail gross margin for the three months ended October 31, 2014 was 40.6%, an increase of 50 basis points over the 40.1% reported in the comparable quarter last year. The expansion in retail margin was driven by a favorable shift in product mix with the higher-margin furniture and mattress category accounting for 31.2% of product sales in the current quarter versus 27.0% in the prior-year period. Retail gross margin for the nine months ended October 31, 2014 increased to 40.9% from 39.6% in the same prior-year period reflecting a favorable shift in product mix and margin expansion in each of the major product categories.

•
SG&A expenses for the three months ended October 31, 2014 was $86.4 million, an increase of $16.5 million, or 23.6%, over the same prior-year period. The SG&A expenses increase was primarily due to the opening of new stores resulting in higher sales-driven compensation, advertising costs, delivery expenses and facility-related costs. As a percentage of segment revenues, SG&A expenses was 28.3% for the three months ended October 31, 2014, compared to 27.2% in the same prior-year period. The increase in SG&A expenses as a percentage of segment revenues is attributable primarily to costs associated with the six new stores opened during the current quarter. In the prior-year period, we opened two new stores. SG&A expenses for the nine months ended October 31, 2014 increased $56.8 million, or 30.1%, over the same prior-year period, also primarily due to the opening of new stores.

Credit Segment

•
Revenues for the three months ended October 31, 2014 were $64.9 million, an increase of $11.5 million, or 21.6%, over the same prior-year period. The increase reflects the year-over-year growth in the average balance of the customer receivable portfolio partially offset by a 90 basis point decrease in portfolio yield. Total revenues for the nine months ended October 31, 2014 increased by $45.3 million as compared to the same prior year period also due to the rise in the average balance of the customer receivable portfolio.

•
Credit segment SG&A expenses for the three months ended October 31, 2014 was $26.1 million, an increase of $5.7 million, or 27.9%, from the same prior-year period. The increase is the result of the addition of collections personnel to service the 32.7% year-over-year increase in the customer receivable portfolio balance and anticipated near-term portfolio growth. SG&A expenses as a percent of segment revenues was 40.2% in the current year period, which compares to 38.2% in the same prior-year period. Credit segment SG&A expenses for the nine months ended October 31, 2014 increased by $21.0 million also due to increased compensation and related expenses.

•
Provision for bad debts for the three months ended October 31, 2014 was $72.0 million, an increase of $49.4 million from the same prior-year period. The provision for bad debts for the nine months ended October 31, 2014 increased $76.1 million. The year-over-year increase was impacted by the following:

◦
For the three and nine months ended October 31, 2014, a 36.4% increase and a 39.9% increase, respectively, in the average receivable portfolio balance resulting from new store openings and same store growth over the past 12 months;

◦	For the three and nine months ended October 31, 2014, a 12.3% increase and a 22.4% increase, respectively, in the balances originated compared to the same period in the prior year;

◦
An increase of 150 basis points in the percentage of customer accounts receivable balances greater than 60 days delinquent to 10.0% at October 31, 2014 as compared to the prior year period. Delinquency increased year-over-year across credit quality levels, customer groups, product categories, geographic regions and years of origination. Delinquency increased year-over-year across credit quality levels, customer groups, product categories, geographic regions and years of origination. Despite tighter underwriting and better collections execution, deterioration in the customer’s ability to resolve delinquency continued throughout the quarter and the expectation for charge-offs over the next twelve months was adjusted to fully reflect this trend;

◦
Higher expected charge-offs over the next twelve-month period as losses are occurring at a faster pace than previously anticipated, due to the continued deterioration in the customer’s ability to resolve delinquency;

◦
The decision to pursue collection of past and future charged-off accounts internally rather than selling charged off accounts to a third party. This change resulted in $7.6 million in additional provision as recoveries are expected to occur over an extended time period, which results in a reduction in expected cash recoveries over the next twelve months; and

◦
The balance of customer receivables accounted for as troubled debt restructurings increased to $73.4 million, or 5.9% of the total portfolio balance, driving $4.1 million and $9.0 million of the increase in provision for bad debts for the three and nine months ended October 31, 2014, respectively.

•
Net interest expense for the three months ended October 31, 2014 was $9.0 million, an increase of $5.2 million from the same prior-year period reflecting an increase in the level of outstanding debt and an increase in our effective interest rate. The increase in our effective interest rate is attributable to our issuance of $250.0 million of 7.25% senior unsecured notes due 2022 (the "Senior Notes") on July 1, 2014. Net proceeds from the offering were used to reduce borrowings under our asset-based revolving credit facility which carries a lower borrowing rate. Interest expense for the nine months ended October 31, 2014 increased $9.2 million as a result of the increase in the average debt balance outstanding and an increase in our effective interest rate.

Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013

	Three Months Ended October 31,
(in thousands)	2014	2013	Change
Total net sales	$304,609	$257,046	$47,563
Finance charges and other revenues	65,449	53,830	11,619
Total revenues	$370,058	$310,876	$59,182

The following table provides net sales and change in net sales by category:

	Three Months Ended October 31,					%	Same store
(dollars in thousands)	2014	% of Total	2013	% of Total	Change	Change	% change
Furniture and mattress	$86,820	28.5%	$63,191	24.6%	$23,629	37.4%	7.0%
Home appliance	82,811	27.2	66,453	25.9	16,358	24.6	9.5
Consumer electronic	73,722	24.2	68,396	26.6	5,326	7.8	(6.4)
Home office	28,380	9.3	28,613	11.1	(233)	(0.8)	(11.1)
Other	6,406	2.1	7,506	2.9	(1,100)	(14.7)	(29.9)
Product sales	278,139	91.3	234,159	91.1	43,980	18.8	(0.4)
Repair service agreement commissions	23,056	7.6	19,601	7.6	3,455	17.6	(5.5)
Service revenues	3,414	1.1	3,286	1.3	128	3.9
Total net sales	$304,609	100.0%	$257,046	100.0%	$47,563	18.5%	(1.0)%

The following provides a summary of items influencing the Company’s major product category performance during the quarter compared to the prior-year period:

•
Furniture and mattress sales growth was driven by a 29.8% increase in unit sales and a 4.9% increase in the average selling price. Furniture sales rose 34.3% on a 31.7% increase in unit volume with a 2.0% increase in average selling price. Mattress sales increased 40.6% reflecting a 24.8% increase in unit volume and a 12.6% increase in average selling price due to a shift to higher price-point merchandise;

•
Home appliance sales increased from the prior-year period driven by a 17.1% increase in unit sales and a 6.4% increase in the average selling price. Laundry sales increased 30.2%, dishwasher sales climbed 26.2%, refrigeration sales rose 26.0% and cooking sales increased 21.4%;

•
Consumer electronic sales rose 7.8% driven by a 16.3% increase in unit volume partially offset by a 6.5% decrease in the average selling price. Television sales were up 3.4% in total and declined 10.5% on a same store basis. Gaming hardware sales increased more than 400% and home theater sales climbed 4.6%;

•	Home office sales declined slightly due to a 47.0% decrease in tablet sales that was partially offset by a 16.1% increase in computer sales;

•	Other sales declined 14.7% due to the exit of the lawn equipment category, which reduced year-over-year sales by $2.4 million; and

•	The increase in repair service agreement commissions was driven by increased retail sales.

	Three Months Ended October 31,
(in thousands)	2014	2013	Change
Interest income and fees	$52,142	$40,260	$11,882
Insurance commissions	12,777	13,132	(355)
Other revenues	530	438	92
Finance charges and other revenues	$65,449	$53,830	$11,619

Interest income and fees of the credit segment increased over the prior-year level primarily driven by a 36.4% increase in the average balance of the portfolio partially offset by a decline in portfolio interest and fee yield reflecting a higher provision for uncollectible interest.

The following table provides key portfolio performance information:

	Three Months Ended October 31,
(dollars in thousands)	2014	2013
Interest income and fees	$52,142	$40,260
Net charge-offs	(27,064)	(16,922)
Interest expense	(8,950)	(3,714)
Net portfolio yield	$16,128	$19,624
Average portfolio balance	$1,220,935	$895,087
Interest income and fee yield % (annualized)	16.9%	17.8%
Net charge-off % (annualized)	8.9%	7.6%

	Three Months Ended October 31,
(dollars in thousands)	2014	2013	Change
Cost of goods sold, including warehousing and occupancy costs	$178,976	$151,987	$26,989
Product gross margin percentage	35.7%	35.1%
Cost of service parts sold, including warehousing and occupancy costs	$1,525	$1,286	$239
Service gross margin percentage	44.7%	39.1%

Product gross margin expanded 60 basis points as a percent of product sales from the quarter ended October 31, 2013 primarily due to a favorable shift in product mix.

	Three Months Ended October 31,
(dollars in thousands)	2014	2013	Change
Selling, general and administrative expenses:
Retail segment	$86,436	$69,920	$16,516
Credit segment	26,126	20,421	5,705
Selling, general and administrative expenses - Consolidated	$112,562	$90,341	$22,221
As a percent of total revenues	30.4%	29.1%

For the three months ended October 31, 2014, the increase in SG&A expenses in the retail segment was primarily due to the opening of new stores resulting in higher sales-driven compensation, advertising costs, delivery expenses and facility-related costs. As a percent of segment revenues, SG&A expenses increased 110 basis points primarily due to costs associated with the six new stores opened during the current quarter. In the prior-year period, we opened two new stores.

The increase in SG&A expenses for the credit segment was driven by the addition of collections personnel to service the 32.7% year-over-year increase in the customer receivable portfolio balance and anticipated near-term portfolio growth.

	Three Months Ended October 31,
(dollars in thousands)	2014	2013	Change
Provision for bad debts:
Retail segment	$54	$203	$(149)
Credit segment	71,965	22,527	49,438
Provision for bad debts - Consolidated	$72,019	$22,730	$49,289
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	23.6%	10.1%

The provision for bad debts of the credit segment increased by $49.4 million from the prior-year period. The year-over-year increase was impacted by the following:

•	A 36.4% increase in the average receivable portfolio balance resulting from new store openings and same store growth over the past twelve months;

•	A 12.3% increase in the balances originated during the three months ended October 31, 2014 compared to the same period in the prior year;

•
An increase of 150 basis points in the percentage of customer accounts receivable balances greater than 60 days delinquent to 10.0% at October 31, 2014 as compared to the prior year period. Delinquency increased year-over-year across credit quality levels, customer groups, product categories, geographic regions and years of origination. Delinquency increased year-over-year across credit quality levels, customer groups, product categories, geographic regions and years of origination. Despite tighter underwriting and better collections execution, deterioration in the customer’s ability to resolve delinquency continued throughout the quarter and the expectation for charge-offs over the next twelve months was adjusted to fully reflect this trend;

•
Higher expected charge-offs over the next twelve-month period as losses are occurring at a faster pace than previously anticipated, due to the continued deterioration in the customer’s ability to resolve delinquency;

•
The decision to pursue collection of past and future charged-off accounts internally rather than selling charged off accounts to a third party. This change resulted in $7.6 million in additional provision as recoveries are expected to occur over an extended time period, which results in a reduction in expected cash recoveries over the next twelve months; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $73.4 million, or 5.9% of the total portfolio balance, driving $4.1 million of the increase in provision for bad debts.

	Three Months Ended October 31,
(in thousands)	2014	2013	Change
Store closure and relocation costs (credits)	$(141)	$2,834	$(2,975)
Legal and professional fees related to the exploration of strategic alternatives and a class action lawsuit	496	—	496
Charges and credits	$355	$2,834	$(2,479)

During the three months ended October 31, 2014, the Company recorded a net credit of $0.1 million due to the revision of estimated lease termination and other costs related to store closures and relocations and a charge of $0.5 million for legal and professional fees related to the Company's exploration of strategic alternatives and a class action lawsuit. During the three months ended October 31, 2013, the Company recorded a charge of $2.8 million related to store closures and relocations as well as revised estimates of future obligations related to previously closed stores.

	Three Months Ended October 31,
(in thousands)	2014	2013	Change
Interest expense	$8,950	$3,714	$5,236

Net interest expense for the three months ended October 31, 2014 increased $5.2 million from the prior-year period reflecting an increase in the average debt balance outstanding and an increase in the effective interest rate. The increase in the effective interest rate was primarily due to our issuance of Senior Notes on July 1, 2014.

	Three Months Ended October 31,
(dollars in thousands)	2014	2013	Change
Provision (benefit) for income taxes	$(1,265)	$13,608	$(14,873)
As a percent of income before income taxes	29.2%	35.8%

The provision for income taxes decreased on a dollar basis due to the year-over-year decline in profitability.

Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013

	Nine Months Ended October 31,
(in thousands)	2014	2013	Change
Total net sales	$870,519	$690,206	$180,313
Finance charges and other revenues	187,951	142,422	45,529
Total Revenues	$1,058,470	$832,628	$225,842

The following table provides net sales and change in net sales by category:

	Nine Months Ended October 31,					%	Same store
(dollars in thousands)	2014	% of Total	2013	% of Total	Change	Change	% change
Furniture and mattress	$249,085	28.6%	$162,982	23.6%	$86,103	52.8%	28.5%
Home appliance	244,281	28.1	187,989	27.2	56,292	29.9	17.3
Consumer electronic	209,110	24.0	180,972	26.2	28,138	15.5	3.1
Home office	76,377	8.8	64,831	9.5	11,546	17.8	6.9
Other	17,672	2.0	31,708	4.6	(14,036)	(44.3)	(56.0)
Product sales	796,525	91.5	628,482	91.1	168,043	26.7	10.3
Repair service agreement commissions	64,042	7.4	52,756	7.6	11,286	21.4	8.2
Service revenues	9,952	1.1	8,968	1.3	984	11.0
Total net sales	$870,519	100.0%	$690,206	100.0%	$180,313	26.1%	10.1%

The following provides a summary of items influencing the Company’s major product category performance during the nine months ended October 31, 2014, compared to the prior-year period:

•
Furniture and mattress sales growth was driven by a 42.9% increase in unit sales and an 8.7% increase in the average selling price. Furniture sales rose 53.9% on a 43.9% increase in unit volume with a 6.9% increase in average selling price. Mattress sales increased 58.4% reflecting a 39.9% increase in unit volume and a 13.2% increase in average selling price attributable to a shift to higher price-point merchandise;

•
Home appliance sales increased during the period due to a 19.4% increase in unit sales and a 7.9% increase in average selling price. Laundry sales were up 35.2%, refrigeration sales were up 29.3%, dishwasher sales climbed 28.2% and cooking sales increased 23.9%;

•
Consumer electronic sales were up 15.5% driven by an 22.8% increase in unit volume partially offset by a 5.9% decrease in the average selling price. Television sales were up 9.7%, gaming hardware sales increased more than 400%, and home theater sales climbed 25.2%;

•	Home office sales increased primarily due to a 38.9% increase in computer sales partially offset by a 32.0% decrease in tablet sales;

•	Other sales decreased due to the exit of the lawn equipment category, which reduced year-over-year sales by $16.7 million;

•	The increase in repair service agreement commissions was driven by increased retail sales; and

•	Service revenue increased by 11.0% due to increased service technician staffing and in-house performance of certain warranty repair services.

	Nine Months Ended October 31,
(in thousands)	2014	2013	Change
Interest income and fees	$150,858	$109,667	$41,191
Insurance commissions	35,753	31,688	4,065
Other income	1,340	1,067	273
Finance charges and other revenues	$187,951	$142,422	$45,529

Interest income and fees of the credit segment increased over the prior-year level primarily driven by a 39.9% increase in the average balance of the portfolio partially offset by a decline in portfolio interest and fee yield reflecting a higher provision for uncollectible interest.

The following table provides key portfolio performance information:

	Nine Months Ended October 31,
(dollars in thousands)	2014	2013
Interest income and fees	$150,858	$109,667
Net charge-offs	(76,812)	(42,653)
Interest expense	(19,921)	(10,720)
Net portfolio yield	$54,125	$56,294
Average portfolio balance	$1,147,793	$820,305
Interest income and fee yield % (annualized)	17.6%	17.9%
Net charge-off % (annualized)	8.9%	6.9%

	Nine Months Ended October 31,
(dollars in thousands)	2014	2013	Change
Cost of goods sold, including warehousing and occupancy costs	$508,475	$411,484	$96,991
Product gross margin percentage	36.2%	34.5%
Cost of service parts sold, including warehousing and occupancy costs	$4,815	$4,010	$805
Service gross margin percentage	48.4%	44.7%

Product gross margin expanded 170 basis points as a percent of product sales from the nine months ended October 31, 2013 primarily due to a favorable shift in product mix and margin expansion in each of the major product categories.

The increase in cost of service parts sold was due primarily to the growth in service revenues.

	Nine Months Ended October 31,
(dollars in thousands)	2014	2013	Change
Selling, general and administrative expenses:
Retail segment	$245,102	$188,340	$56,762
Credit segment	74,967	54,013	20,954
Selling, general and administrative expenses - Consolidated	$320,069	$242,353	$77,716
As a percent of total revenues	30.2%	29.1%

For the nine months ended October 31, 2014, the increase in SG&A expenses in the retail segment was primarily due to the opening of new stores resulting in higher sales-driven compensation, advertising costs, delivery expenses and facility-related costs.

As a percent of segment revenues, SG&A expenses increased 90 basis points as compared to the prior-year period primarily due to costs associated with new store openings partially offset by the leveraging effect of increased revenues.

The increase in SG&A expenses for the credit segment was driven by the hiring of additional collections personnel to service the 32.7% year-over-year increase in the customer receivable portfolio balance and anticipated near-term portfolio growth.

	Nine Months Ended October 31,
(dollars in thousands)	2014	2013	Change
Provision for bad debts:
Retail segment	$98	$389	$(291)
Credit segment	133,764	57,660	76,104
Provision for bad debts - Consolidated	$133,862	$58,049	$75,813
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	15.5%	9.4%

The provision for bad debts of the credit segment increased by $76.1 million from the prior-year period. The year-over-year increase was impacted by the following:

•	A 39.9% increase in the average receivable portfolio balance resulting from new store openings and same store growth over the past twelve months;

•	A 22.4% increase in the balances originated during the nine months ended October 31, 2014 compared to the same period in the prior year;

•
An increase of 150 basis points in the percentage of customer accounts receivable balances greater than 60 days delinquent to 10.0% at October 31, 2014 as compared to the prior year period. Delinquency increased year-over-year across credit quality levels, customer groups, product categories, geographic regions and years of origination. Delinquency increased year-over-year across credit quality levels, customer groups, product categories, geographic regions and years of origination. Despite tighter underwriting and better collections execution, deterioration in the customer’s ability to resolve delinquency continued throughout the quarter and the expectation for charge-offs over the next twelve months was adjusted to fully reflect this trend;

•
Higher expected charge-offs over the next twelve-month period as losses are occurring at a faster pace than previously anticipated, due to the continued deterioration in the customer’s ability to resolve delinquency;

•
The decision to pursue collection of past and future charged-off accounts internally rather than selling charged off accounts to a third party. This change resulted in $7.6 million in additional provision as recoveries are expected to occur over an extended time period, which results in a reduction in expected cash recoveries over the next twelve months; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $73.4 million, or 5.9% of the total portfolio balance, driving $9.0 million of the increase in provision for bad debts.

	Nine Months Ended October 31,
(in thousands)	2014	2013	Change
Store closure and relocation costs (credits)	$3,105	$2,834	$767
Legal and professional fees related to the exploration of strategic alternatives and a class action lawsuit	496	—	496
Charges and credits	$3,601	$2,834	$767

During the nine months ended October 31, 2014, the Company recorded a net charge of $3.1 million related to store closures and relocations as well as revised estimates of future obligations related to previously closed stores and a charge of $0.5 million for legal and professional fees related to the Company's exploration of strategic alternatives and a class action lawsuit. During the nine months ended October 31, 2013, the Company recorded a charge of $2.8 million related to store closures and relocations as well as revised estimates of future obligations related to previously closed stores.

	Nine Months Ended October 31,
(in thousands)	2014	2013	Change
Interest expense	$19,921	$10,720	$9,201

Net interest expense for the nine months ended October 31, 2014 increased $9.2 million from the prior-year period primarily due to an increase in the average debt balance outstanding and an increase in the effective interest rate. The increase in the effective interest rate was primarily due to our issuance of Senior Notes on July 1, 2014.

	Nine Months Ended October 31,
(dollars in thousands)	2014	2013	Change
Provision for income taxes	$24,672	$37,502	$(12,830)
As a percent of income before income taxes	36.4%	36.3%

The provision for income taxes decreased on a dollar basis due to the year-over-year decline in profitability.

Customer Receivable Portfolio

We provide in-house financing to individual consumers on a short-term basis (maximum initial contractual term is 32 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using an installment contract, which requires a fixed monthly payment over a fixed term. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally provide for interest at the maximum rate allowed by the respective regulations in the states in which we operate, which generally range between 18% and 21%. In states where regulations do not generally limit the interest rate charged, we currently charge 28%.

We offer no-interest option programs, with the majority of these accounts under our 12-month no-interest program. In August 2014, we discontinued offering six-month, no-interest programs. Monthly payments are required under our no-interest programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest program period (grace periods are provided), the account no longer qualifies for the no-interest provision and the terms of the account revert back to those of the executed retail installment loan contract. A significant number of customers who purchase through our no-interest option programs meet the terms of the program, resulting in the payoff of those accounts and thus increase the velocity of portfolio turnover.

In October 2014, we began offering 18- and 24-month equal-payment, no-interest finance programs to certain higher credit quality borrowers. Monthly payments are required under the program. If a customer is delinquent in making a scheduled monthly payment, the account begins accruing interest. Amounts originated under our in-house finance program, that exceed one year in duration, are discounted to their present value at origination, resulting in a reduction in sales and customer receivables, and the discount amount is amortized into finance charges and other revenues over the term of the contract.

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

As of October 31, 2014, we had 695,865 active customer accounts with an average balance of $1,801 outstanding per account. This compares to 563,573 active customer accounts with an average balance of $1,676 outstanding per account as of October 31, 2013. The 23.5% increase in the number of customer accounts outstanding reflects the impact of marketing-driven, same store sales growth over the last twelve months as well as new store openings since a year ago. The average number of months since origination or customer accounts in the portfolio has been flat in comparison to the same period a year ago.

The following tables present, for comparison purposes, information about our credit portfolio and, except for "percent of retail sales paid for by:," does not include information related to third party financing or third party rent-to-own options:

	As of October 31,
(dollars in thousands, except average outstanding customer balance)	2014	2013
Total outstanding balance	$1,253,523	$944,826
Weighted average credit score of outstanding balances	595	591
Number of active accounts	695,865	563,573
Weighted average months since origination of outstanding balance	8.7	8.6
Average outstanding account balance	$1,801	$1,676
Account balances 60+ days past due(1)	$125,678	$80,505
Percent of balances 60+ days past due to total outstanding balance	10.0%	8.5%
Total account balances re-aged(1)	$164,216	$102,802
Percent of re-aged balances to total outstanding balance	13.1%	10.9%
Account balances re-aged more than six months	$34,604	$20,738
Percent of total allowance for bad debts to total outstanding customer receivable balance	10.6%	6.3%
Percent of total outstanding balance represented by no-interest option receivables(2)	33.9%	33.4%

	Three Months Ended October 31,		Nine Months Ended October 31,
(dollars in thousands, except average income of credit customer)	2014	2013	2014	2013
Total applications processed	313,663	267,558	874,911	682,453
Weighted average origination credit score of sales financed	608	599	607	601
Percent of total applications approved and utilized	41.7%	48.5%	44.8%	50.4%
Average down payment	3.6%	3.4%	3.8%	3.7%
Average income of credit customer at origination	$40,700	$41,000	$39,800	$40,200
Average total outstanding balance	$1,220,935	$895,087	$1,147,793	$820,305
Bad debt charge-offs (net of recoveries)	$27,064	$16,922	$76,812	$42,653
Percent of bad debt charge-offs (net of recoveries) to average outstanding balance (annualized)	8.9%	7.6%	8.9%	6.9%
Weighted average monthly payment rate(3)	4.94%	5.06%	5.17%	5.46%
Provision for bad debts(4)	$71,965	$22,527	$133,764	$57,660
Provision for bad debts as a percentage of average outstanding balance (annualized)	23.6%	10.1%	15.5%	9.4%
Percent of retail sales paid for by:
In-house financing, including down payment received	77.3%	79.5%	77.2%	73.2%
Third party financing	11.4%	11.5%	11.9%	11.7%
Third party rent-to-own options	4.8%	2.5%	4.3%	2.9%
	93.5%	93.5%	93.4%	87.8%

(1)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(2)
Short-term, no-interest option receivables are financed under a standard retail installment loan contract. Monthly payments are required, and the maximum no-interest period is 12 months. If the customer account becomes delinquent or the remaining account principal balance is not paid in full prior to the end of the no-interest period, interest is earned over the term of the installment contract and the required monthly payment remains unchanged. In October 2014, we began offering 18-month and 24-month equal-payment, no-interest finance programs to certain higher credit quality borrowers. Monthly payments are required under the program. If a customer is delinquent in making a scheduled monthly payment, the account begins accruing interest.

(3)	Average monthly gross cash payments as a percentage of average gross principal balances outstanding at the beginning of each month in the period.

(4)	Amount does not include retail segment provision for bad debts.
Our customer accounts receivable and related allowance for uncollectible accounts are segregated between customer accounts receivable and restructured accounts. Restructured accounts includes all customer accounts for which the payment term has been re-aged in excess of three months or refinanced.

The following tables present quantitative information about our receivables portfolio:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due(1)		Re-aged(1)
(in thousands)	October 31, 2014	January 31, 2014	October 31, 2014	January 31, 2014	October 31, 2014	January 31, 2014
Customer accounts receivable	$1,180,095	$1,022,914	$105,248	$82,486	$90,788	$75,414
Restructured accounts	73,428	45,356	20,430	11,917	73,428	45,356
Total receivables managed	1,253,523	1,068,270	$125,678	$94,403	$164,216	$120,770
Allowance for uncollectible accounts related to the credit portfolio	(132,668)	(71,801)
Allowance for no-interest option credit programs	(15,215)	(11,789)
Total customer accounts receivable, net	1,105,640	984,680
Short-term portion of customer accounts receivable, net	(598,241)	(527,267)
Long-term portion of customer accounts receivable, net	$507,399	$457,413

(1)
Amounts are based on end of period balances. As an account can become past due after having been re-aged, accounts may be presented in both the past due and re-aged columns shown above. The amounts included within both the past due and re-aged columns shown above as of October 31, 2014 and January 31, 2014 were $42.8 million and $27.4 million, respectively. The total amount of customer receivables past due one day or greater was $314.0 million and $249.3 million as of October 31, 2014 and January 31, 2014, respectively. These amounts include the 60 days past due totals shown above.

			Net Credit				Net Credit
	Average Balances		Charge-offs (1)		Average Balances		Charge-offs(1)
	Three Months Ended October 31,		Three Months Ended October 31,		Nine Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Customer accounts receivable	$1,153,226	$853,394	$23,602	$12,358	$1,090,078	$779,859	$66,162	$31,982
Restructured accounts	67,709	41,693	3,462	4,564	57,715	40,446	10,650	10,671
Total receivables managed	$1,220,935	$895,087	$27,064	$16,922	$1,147,793	$820,305	$76,812	$42,653

(1)
Net credit charge-offs include the principal amount of losses (excluding accrued and unpaid interest) net of recoveries which include principal collections during the period shown of previously charged-off balances.

The following presents the activity in the Company’s balance in the allowance for doubtful accounts and uncollectible interest for customer receivables for the nine months ended October 31, 2014 and 2013:

	Nine Months Ended October 31, 2014			Nine Months Ended October 31, 2013
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$54,448	$17,353	$71,801	$27,702	$16,209	$43,911
Provision(1)	131,806	21,903	153,709	53,468	12,931	66,399
Principal charge-offs(2)	(77,058)	(12,404)	(89,462)	(35,805)	(11,947)	(47,752)
Interest charge-offs	(13,807)	(2,223)	(16,030)	(6,045)	(2,017)	(8,062)
Recoveries(2)	10,896	1,754	12,650	3,823	1,276	5,099
Allowance at end of period	$106,285	$26,383	$132,668	$43,143	$16,452	$59,595

(1)	Includes provision for uncollectible interest, which is included in finance charges and other.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest), and recoveries include principal collections during the period shown of previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

Our overall allowance for uncollectible accounts as a percentage of the total portfolio balance increased to 10.6% as of October 31, 2014 from 6.3% as of October 31, 2013. The year-over-year increase was impacted by the following:

•
An increase of 150 basis points in the percentage of customer accounts receivable balances greater than 60 days delinquent to 10.0% at October 31, 2014 as compared to the prior year period. Delinquency increased year-over-year across credit quality levels, customer groups, product categories, geographic regions and years of origination. Despite tighter underwriting and better collections execution, deterioration in the customer’s ability to resolve delinquency continued throughout the quarter and the expectation for charge-offs over the next twelve months was adjusted to fully reflect this trend;

•
Higher expected charge-offs over the next twelve-month period as losses are occurring at a faster pace than previously anticipated, due to the continued deterioration in the customer’s ability to resolve delinquency;

•
The decision to pursue collection of past and future charged-off accounts internally rather than selling charged off accounts to a third party. This change resulted in $7.6 million in additional provision as recoveries are expected to occur over an extended time period, which results in a reduction in expected cash recoveries over the next twelve months; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $73.4 million, or 5.9% of the total portfolio balance, driving $9.0 million of the increase in provision for bad debts for the nine months ended October 31, 2014.

For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the outstanding balance rose from 4.8% as of October 31, 2013 to 9.0% as of October 31, 2014. The percentage of non-restructured accounts greater than 60 days past due increased 100 basis points from July 31, 2014 to 8.9% of total customer accounts receivable as of October 31, 2014, which compares to 7.5% a year ago. We expect delinquency levels and charge-offs to remain elevated over the short-term. The delinquency changes and changes in expectations for customer performance and cash recoveries on charged-off accounts were reflected in our projection models as of October 31, 2014, resulting in an increase in the level of losses we expected to realize over the next twelve months.

For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 37.8% as of October 31, 2013 as compared to 35.9% as of October 31, 2014. This 190 basis point reduction reflects the impact of lower delinquency rates from a year ago.

The percent of bad debt charge-offs (net of recoveries) to average outstanding balance increased from 7.6% for the three months ended October 31, 2013 to 8.9% for the three months ended October 31, 2014. The increase was primarily due to the higher level of delinquency experienced over the past twelve months.

Included within customer accounts receivable as of October 31, 2014 and 2013 were balances originated under no-interest programs totaling $425.3 million and $315.9 million, respectively. Amounts financed under these no-interest programs increased to 33.9% of the total portfolio balance as of October 31, 2014 from 33.4% as of October 31, 2013 with more products eligible for purchase using no-interest programs. Use of these programs accelerates cash collections. As the proportion of accounts financed under no-interest programs increases, the overall yield recognized on the average customer receivable balance will decline. Conversely, a decline in the proportion of accounts financed under no-interest programs will generally result in an increase in the overall yield recognized. The allowance for no-interest option credit programs represents the portion of the balance reported within customer accounts receivable at the end of each period which is not expected to be realized due to customers satisfying the requirements of these programs and is based on historical experience. The allowance for no-interest credit programs climbed from 3.4% of the balance outstanding as of October 31, 2013 to 3.6% as of October 31, 2014 based on realized changes over the past 12 months in customer satisfaction of the no-interest program requirements.

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

	October 31, 2014
	Balance	% of Balance	Cumulative Loss Rate as a % of Balance Originated(1)
Fiscal Year	Outstanding	Originated	Years from Origination
of Origination	(millions)	Outstanding	—	1	2	3	Terminal(2)
2006			0.3%	1.9%	3.6%	4.8%	5.8%
2007			0.2%	1.7%	3.5%	4.8%	5.7%
2008			0.2%	1.8%	3.6%	5.1%	5.9%
2009			0.2%	2.1%	4.6%	6.1%	6.6%
2010			0.2%	2.4%	4.6%	6.0%	6.0%
2011	$0.7	0.1%	0.4%	2.6%	5.2%	5.8%	6.0%
2012	$7.7	1.3%	0.2%	3.2%	5.9%	6.4%
2013	$64.4	8.8%	0.4%	5.5%	7.6%
2014	$416.1	38.7%	0.8%	5.8%

(1)
The loss rates for balances originated in fiscal years 2012 through 2014 may not be comparable to those for balances originated in earlier years as changes made to our collections policies during fiscal 2012 resulted in accounts charging off earlier than in prior periods. The most recent percentages in years from origination 1 through 3 include loss data through October 31, 2014, and are not comparable to prior fiscal year accumulated net charge-off percentages in the same column.

(2)	The terminal loss percentage presented represents the point at which that pool of loans has reached its maximum loss rate.
Liquidity and Capital Resources

We require liquidity and capital resources to finance our operations operations and future growth as we add new stores and markets to our operations, which in turn requires additional working capital for increased customer receivables and inventory. We finance our operations primarily through a combination of cash flow generated from operations and the use of our asset-based revolving credit facility. We may also obtain additional capital to fund our growth through additional borrowings, including bank debt, issuance of debt securities or other capital market transactions. If the repayment of amounts owed under our debt and other credit arrangements is accelerated for any reason, we may not have sufficient cash and liquid assets at such time to be able to immediately repay all the amounts owed under the facility. We believe, based on our current projections, that we have sufficient sources of liquidity to fund our operations, store expansion and updating activities, and capital programs for at least the next twelve months.

Operating cash flow activities. During the nine months ended October 31, 2014, net cash used in operating activities was $126.8 million. This compares to net cash used in operating activities of $109.7 million during the prior-year period. The increase in net cash used in operating activities was primarily driven by a greater increase in the customer accounts receivable balance as compared the same period a year ago and a reduction in accounts payable, partially offset by higher net income when adjusted for noncash activity, including the increase in the provision for bad debts and uncollectible interest.

Investing cash flow activities. We sold three owned properties and received net proceeds of approximately $19.3 million in July 2014 in connection with the sale, which was used to repay borrowings under our asset-based lending facility. Net cash used in investing activities was $33.7 million for the nine months ended October 31, 2014. This compares to $37.1 million for the nine months ended October 31, 2013. The increase year-over-year in capital expenditures related to the construction of new stores, as well as store remodels and relocations was partially offset by the proceeds from sales. We expect during the next twelve months to invest between $20.0 million and $30.0 million, net of tenant improvement allowances, in capital expenditures for new stores, remodels and other projects. We expect to fund these estimated capital expenditures with cash from operations and borrowings under our asset-based revolving credit facility.

Financing cash flow activities. In July 2014, we issued the Senior Notes and received net proceeds of approximately $243.4 million, which was used to pay down outstanding balances under our asset-based revolving credit facility. For the nine months ended October 31, 2014, net cash provided by financing activities was $160.5 million with debt outstanding increasing $160.7 million in the period to finance sales driven growth in the customer receivable portfolio and purchases of property and equipment. This compares to net cash provided by financing activities of $146.6 million during the nine months ended October 31, 2013.

Senior Notes. On July 1, 2014, we issued the Senior Notes pursuant to an indenture dated July 1, 2014 (the "Indenture"), among Conn’s, Inc., its subsidiary guarantors (the "Guarantors") and U.S. Bank National Association, as trustee. The Senior Notes were sold at par, and we received net proceeds of $243.4 million, after deducting the initial purchasers’ discounts and commissions and other offering expenses. The net proceeds were used to repay outstanding borrowings under our asset-based revolving credit facility. The effective interest rate of the Senior Notes after giving effect to offering fees is 7.6%.

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

Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.

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

Revolving Credit Facility. The Company amended its asset-based revolving credit facility in connection with the issuance of the Senior Notes, to provide for among other things, the issuance of the Senior Notes and Indenture as well as related guarantees, upstream distributions from subsidiaries to Conn’s, Inc. (a holding company) for the payment of interest and principal on the

Senior Notes and under certain circumstances optional and mandatory prepayment of the Senior Notes and allow holders of the Senior Notes to receive payments even though they may be stockholders of the Company.

We have an asset-based revolving credit facility with capacity of $880.0 million as of October 31, 2014. The facility matures in November 2017 and provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The credit facility bears interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). The weighted average interest rate on borrowings outstanding under the asset-based revolving credit facility was 4.6% at October 31, 2014.

During the quarter ended October 31, 2011, we entered into interest rate cap option transactions with a notional amount of $100 million. These cap options are held for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of our variable-rate debt, based on the benchmark one-month LIBOR interest rate exceeding 1.0%. These cap options expired in August 2014.

The weighted average effective interest rate on borrowings outstanding under all our credit facilities for the three months ended October 31, 2014 was 5.5%, including the interest expense associated with our interest rate caps and amortization of deferred financing costs.

A summary of the significant financial covenants that govern our asset-based revolving credit facility, as amended, compared to our actual compliance status at October 31, 2014 is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum	1.51 to 1.00	1.10 to 1.00
Leverage ratio must be lower than required maximum	1.44 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed stated amount	4.94%	4.49%
Capital expenditures, net, must be lower than required maximum	$29.5 million	$75.0 million

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

As of October 31, 2014, we had total available borrowing capacity of $428.4 million under our asset-based revolving credit facility, net of standby letters of credit issued, available to us for general corporate purposes. Of this amount, $335.3 million was immediately available under the asset-based revolving credit facility as of October 31, 2014 and an additional $93.1 million may become available if we grow the balance of eligible customer receivables and total eligible inventory balances. Payments received on customer receivables averaged approximately $71.1 million per month during the three months ended October 31, 2014, and are available each month to fund new customer receivables generated. During the balance of fiscal 2015, we expect to grow the balance of the credit portfolio.

The asset-based revolving credit facility is a significant factor relative to our ongoing liquidity and our ability to meet the cash needs associated with the growth of our business. Our inability to use this program because of a failure to comply with its covenants would adversely affect our business operations. Funding of current and future customer receivables under the borrowing facilities can be adversely affected if we exceed certain predetermined levels of re-aged customer receivables, write-offs, bankruptcies or other ineligible customer receivable amounts.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current guidance. Upon adoption of ASU 2014-09, entities are required to recognize revenue using the following comprehensive model: (1) identify contracts with customers, (2) identify the performance obligations in contracts, (3) determine transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue as each performance obligation is satisfied. ASU 2014-09 is effective for the Company beginning in the first quarter of fiscal 2018 and will result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. The Company is currently assessing the impact the new standard will have on its financial statements.

Application of Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Certain accounting policies are considered “critical accounting policies” because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact to our consolidated financial statements. We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates. The description of critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates under our asset-based revolving credit facility are variable and bear interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). Accordingly, changes in LIBOR will affect the interest rate on, and therefore our costs under, the credit facility. The balance outstanding under our asset-based revolving credit facility decreased from $535.0 million at January 31, 2014 to $450.5 million at October 31, 2014. Accordingly, a 100 basis point increase in interest rates on the asset-based revolving credit facility would increase our borrowing costs by $4.5 million over a 12-month period, based on the balance outstanding at October 31, 2014.

For additional information regarding quantitative and qualitative market risks, as updated by the preceding paragraphs, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

Item 4.  Controls and Procedures

Based on management's evaluation (with the participation of our Chief Executive Officer ("CEO") and Interim Chief Financial Officer ("Interim CFO")), as of the end of the period covered by this report, our CEO and Interim CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

For the nine months ended October 31, 2014, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under the heading "Contingencies" in Note 7 of the Consolidated Financial Statements in Part I, Item 1, of this quarterly report is incorporated by reference in response to this item.

Item 1A. Risk Factors

Set forth below are material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended January 31, 2014.

We are exploring and evaluating strategic alternatives for the Company and there can be no assurance that we will be successful in identifying a strategic alternative, that such strategic alternative will yield additional value for our stockholders or that the process will not have an adverse impact on our business. On October 6, 2014, we announced that we had retained a financial advisor to assist us in exploring a full range of strategic alternatives for the Company to enhance value for our stockholders. The process could result in, among other things, a sale of the Company, a merger, consolidation, business combination, the separation of our credit and retail businesses, slowing store growth or returning capital to investors. We cannot provide any assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. Similarly, any strategic decision will involve risks and uncertainties, and we cannot provide any assurance that any strategic alternative, if identified, evaluated and consummated, will provide the anticipated benefits or otherwise enhance stockholder value. The process is ongoing and our Board of Directors has not set a timetable for completion of the evaluation.

We expect to incur substantial costs associated with identifying and evaluating potential strategic alternatives. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business, regulatory approval and the availability of financing to potential buyers or the Company on reasonable terms. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations. We are also subject to other risks in connection with the uncertainty created by the strategic review process, including stock price volatility, ability to attract and retain qualified employees, and possible difficulty in maintaining relationships or arrangements with key vendors, landlords and suppliers. We do not currently intend to disclose further developments with respect to this process, unless and until our Board of Directors approves a specific transaction or otherwise concludes the review of strategic alternatives.

If we are unable to effectively manage the strategic review process, our business, financial condition, liquidity and results of operations could be adversely affected.

We have been named as a defendant in a securities class action lawsuit, a shareholder derivative lawsuit, and we have also received a non-public voluntary request for information from the SEC . Potential similar or related litigation or inquiries could result in substantial damages and may divert management's time and attention from our business. We and certain of our current and former officers and directors are named as defendants in a securities class action lawsuit and in a related shareholder derivative lawsuit. The Company has also received a non-public, voluntary request for information from the SEC. Each of these matters is described in more detail under the heading "Contingencies" in Note 7 of the Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.

There can be no assurance that any litigation to which we are a party will be resolved in our favor. These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to these lawsuits will depend upon many unknown factors. Any claim that is successfully decided against us may cause us to pay substantial damages, including punitive damages, and other related fees or prevent us from selling certain of our products. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are a party will likely be expensive and time consuming to defend or resolve.

Furthermore, we are unable to predict the timing or outcome of the SEC inquiry or estimate the nature or amount of any possible sanction or enforcement action the SEC could seek to impose, which could include fines, penalties, damages, sanctions, administrative remedies and modifications to our disclosure, accounting and business practices, including a prohibition on specific conduct or a potential restatement of our financial statements, any of which could be material.

The lawsuits and SEC inquiry, along with any reputation issues raised by the lawsuits or inquiry, could result in the diversion of management's time and attention away from business operations, which could harm our business and also harm our relationships with existing customers and vendors. Our legal expenses incurred in defending the lawsuits and responding to the SEC inquiry could be significant, and a ruling against us, or a settlement of any of these matters could adversely affect our cash flow, financial results and stock price.

Our governance documents and state law provide certain anti-takeover measures which could prevent or delay a change in control of the Company, even if such changes would be beneficial to our stockholders. Provisions of our amended and restated certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our Company, even if such change in control would be beneficial to our stockholders. These provisions include:

•	No stockholder action may be taken without a meeting, unless such action has been approved in advance by our Board of Directors;

•	Stockholders cannot call special meetings of stockholders;

•	Advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	Authorization of the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt.

On October 6, 2104, we also adopted a one-year stockholders’ rights plan, the purpose of which is, among other things, to enhance our Board of Director's ability to protect stockholder interests against unsolicited attempts to acquire control of us that do not offer a fair price to our stockholders. The stockholder rights plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company's common stock. The effect of these rights may impact the price that investors are willing to pay for securities.

Further, we are subject to Section 203 of the Delaware General Corporation Law, which limits certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock for a period of three years from the date the stockholder becomes a 15% stockholder. These provisions and our stockholders’ rights plan, either alone or in combination with each other, could delay, deter or prevent a change of control, whether or not it is desired by, or beneficial to, our stockholders.

Our corporate actions may be substantially controlled by our principal stockholders and affiliated entities.   As of October 31, 2014, Stephens Inc., The Stephens Group, LLC, Luxor Capital Group, L.P, St. Denis J. Villere & Company, LLC, Greenlight Capital, Inc. and Morgan Stanley (together with each of their respective affiliates), each own more than 5% or more of our outstanding shares common stock, and beneficially own, in the aggregate, a majority of our outstanding shares of common stock. The concentration of ownership of the Company’s shares of common stock by this relatively small number of hedge funds and investors may: (i) have significant influence in determining the outcome of all matters submitted to stockholders for approval, including the election of directors, mergers, consolidations, and the sale of all or substantially of our assets or other significant corporate actions, (ii) delay or deter a change of control of the Company; (iii) deprive stockholders of an opportunity to receive a premium for their shares as part of a sale of the Company; and (iv) affect the market price volatility and liquidity of our shares of common stock. The interests of these investors and their respective affiliates, may differ from or be adverse to the interests of our other stockholders. If any of these investors sells a substantial number of shares in the public market, the market price of our shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of the shares.

A disruption in our relationships with, in the operations of, or the supply of product from any of our key suppliers could cause our sales to decline.   The success of our business and growth strategies depends to a significant degree on our relationships with a relatively small number of suppliers, particularly our brand name suppliers such as Dell, Electrolux, Franklin, Frigidaire, General Electric, Hewlett-Packard, Jackson-Catnapper, LG, Samsung, Sealy, Serta, Sharp, Steve Silver, Sony, Toshiba, and Z-Line. Our top six suppliers represented approximately 60% of our purchases for fiscal year 2014, and the top two suppliers represented approximately 40% of our total purchases. The loss of any one or more of these key vendors or failure to establish and maintain relationships with these and other vendors, and limitations on the availability of inventory or repair parts, could have a material adverse effect on our results of operations and financial condition. If one of our vendors were to go out of business, it could have a material adverse effect on our results of operations and financial condition if such vendor is unable to fund amounts due to us, including payments due for returns of product and warranty claims. Catastrophic or other unforeseen events, such as the one which impacted Japan during 2011, could adversely impact the supply and delivery to us of products manufactured outside the United States and could adversely impact our results of operations. In addition, because many of the products we sell are manufactured outside of the United States, we may experience labor unrest or an increase in the cost of imported vendor products at any time for reasons beyond our control. For example, a port worker strike or other disruption in Long Beach, California, or any other port from which we receive our imported merchandise, could significantly disrupt and create significant risks for our business. Any slow-downs, disruptions or strikes at any of these ports may have a material adverse effect on our relationships with our customers and our business, potentially resulting in canceled orders by customers and reduced revenues and earnings. Products from alternative sources may also be more expensive than those our vendors currently import.

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

Furthermore, we rely on credit from vendors to purchase the products we sell. A substantial change in credit terms from vendors or vendors’ willingness to extend credit to us, including providing inventory under consignment arrangements, would reduce our ability to obtain the merchandise that we sell, which would have a material adverse effect on our sales and results of operations.

Our vendors also supply us with cooperative advertising support funds and volume rebates. If our vendors fail to continue these incentives, it could have a material adverse effect on our sales and results of operations.

We do not have long-term supply agreements or exclusive arrangements with our major suppliers. We typically order our inventory through the issuance of individual purchase orders to vendors. We have no contractual assurance of the continued supply of merchandise we currently, or would like to, offer our customers. We may be subject to rationing by suppliers with respect to a number of limited distribution items. The loss of any one or more of our key suppliers or our failure to establish and maintain relationships with these and other suppliers could materially adversely affect our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices.

Turmoil in financial markets and economic disruptions in other parts of the world may also adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, all of which could adversely affect our supply chain. It may cause suppliers to reduce their offerings of customer incentives and vendor rebates, cooperative advertising support and product promotions. It may also cause them to change their pricing policies, which could impact demand for their products. Economic disruptions and market instability may make it difficult for us and our suppliers to accurately forecast future product demand trends, which could cause us to carry too much or too little merchandise in various product categories.

In addition, to the extent that any manufacturer utilizes labor practices that are not commonly accepted in the United States, we could be affected by any resulting negative publicity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

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

CONN’S, INC.

By:	/s/ Mark A. Haley
Mark A. Haley
Vice President and Interim Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)

Date: December 9, 2014

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1
Certificate of Incorporation of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn’s, Inc. Certificate of Incorporation (as corrected December 31, 2013) (incorporated herein by reference to Exhibit 3.1.3 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2014 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Conn’s, Inc. Form 10-Q for the fiscal period ended April 30, 2014 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 2, 2014)

3.1.5
Certificate of Designations of Series A Junior Participating Preferred Stock of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on October 6, 2014)

3.2
Amended and Restated Bylaws of Conn’s, Inc. effective as of December 3, 2013 (incorporated herein by reference to Exhibit 3.2 to Conn’s, Inc. Form 10-Q for the quarter ended October 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 6, 2013)

4.1
Rights Agreement, dated as of October 6, 2014, by and between Conn’s, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on October 6, 2014)

4.2
Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

10.1
Change of Control Agreement dated as of October 14, 2014 by and between Conn’s, Inc. and Mark Haley (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on October 17, 2014)

12.1*	Statement of computation of Ratio of Earnings to Fixed Charges
31.1*	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (Interim Chief Financial Officer)
32.1*	Section 1350 Certification (Chief Executive Officer and Interim Chief Financial Officer)
101*
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2015, filed with the SEC on December 9, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at October 31, 2014 and January 31, 2014 and, (ii) the consolidated statements of operations for the three and nine months ended October 31, 2014 and 2013, (iii) the consolidated statements of comprehensive income for the three and nine months ended October 31, 2014 and 2013, (iv) the consolidated statements of cash flows for the nine months ended October 31, 2014 and 2013, (v) the consolidated statements of stockholders' equity for the nine months ended October 31, 2014 and 2013 and (vi) the notes to consolidated financial statements

* Filed herewith