Form 10-K
period 2015-01-31
CONNS INC
filed 2015-04-01
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015
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
 Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
 The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2014, was $1.1 billion based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Select Market, on such date.
There were 36,352,324 shares of common stock, $0.01 par value per share, outstanding on March 25, 2015.
DOCUMENTS INCORPORATED BY REFERENCE:
 Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Conn’s definitive proxy statement for its 2015 Annual Meeting of Stockholders, to be filed by Conn’s with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after January 31, 2015.

This Annual Report on Form 10-K includes our trademarks such as "Conn’s," "Conn’s HomePlus," "YES Money," "YE$ Money," and our logos, which are protected under applicable intellectual property laws and are the property of Conn’s, Inc.  This report also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners.  Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.

Unless the context otherwise indicates, references to "Conn’s," the "Company," "we," "us," and "our" refer to the consolidated business operations of Conn’s, Inc. and its wholly-owned subsidiaries.

PART I

The following discussion contains various statements regarding our current initiatives, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "could," "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Refer to Item 1A. Risk Factors, in this Form 10-K. We assume no obligation to update our forward-looking statements or to provide periodic updates or guidance.

ITEM 1.	BUSINESS

Company Overview

Conn’s is a leading specialty retailer that offers a broad selection of quality, branded durable consumer goods and related services in addition to a proprietary credit solution for its core credit constrained consumers. We operate an integrated and scalable business through our retail stores and website. Our complementary product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit offering provides financing solutions to a large, underserved population of credit constrained consumers who typically have limited banking options and have credit scores between 550 and 650. We provide customers the opportunity to comparison shop across brands with confidence in our competitive prices as well as affordable monthly payment options, next day delivery and installation, and product repair service. We believe our large, attractively merchandised stores and credit solutions offer a distinctive shopping experience compared to other retailers that target our core customer demographic.

Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.

We operate two reportable segments: retail and credit. Information regarding segment performance is included in Part II, Item Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8. in Note 16. Segment Information, of the Consolidated Financial Statements of this Annual Report on Form 10-K.

Retail Segment. We began as a small plumbing and heating business in 1890 and started selling home appliances to the retail market in 1937 through one store located in Beaumont, Texas. As of January 31, 2015, we operated 90 retail stores located in 11 states: Arizona (10), Colorado (6), Louisiana (5), Mississippi (1), Nevada (1), New Mexico (3), North Carolina (1), Oklahoma (3), South Carolina (2), Tennessee (3) and Texas (55). Our stores typically range in size from 30,000 to 50,000 square feet and are predominately located in areas densely populated by our core customer and are typically anchor stores in strip malls.

We utilize a merchandising strategy that offers approximately 2,900 quality, branded products from approximately 200 manufacturers and distributors across a wide range of price points. This wide selection allows us to offer products and price points that appeal to the majority of our core consumers. Our primary retail product categories include:

•
Furniture and mattress, including furniture and related accessories for the living room, dining room and bedroom, as well as both traditional and specialty mattresses. We represent such brands as Franklin, Jackson Furniture, Catnapper, Home Stretch, Elements, Steve Silver, Bello, Z-line, Serta, Sealy, and Tempur-Pedic.

•
Home appliance, including refrigerators, freezers, washers, dryers, dishwashers and ranges. We represent such brands as Samsung, LG, Electrolux, General Electric, Frigidaire, Friedrich, Weber, and Dyson.

•
Consumer electronics, including LCD, LED, 3-D, and Ultra HD televisions, Blu-ray players, home theater and video game products, digital cameras and portable audio equipment. We represent such brands as Samsung, LG, Sharp, Sony, Toshiba, Beats, Bose, Haier, Monster, Canon, and Nikon. During fiscal year 2016, we will discontinue offering video game products and digital cameras.

•
Home office, including computers, tablets, printers and accessories. We represent such brands as HP, Samsung, Dell, Toshiba, and ASUS. During fiscal year 2016, we will discontinue offering certain tablets.

We strive to ensure that our customers’ shopping experience at Conn’s is equal to, or exceeds, their experience with other providers of durable consumer goods targeting our core customer demographic. We offer a high level of customer service through our commissioned and trained sales force as well as next day delivery and installation, and product repair or replacement services for most items sold in our stores. Flexible payment alternatives offered through our proprietary in-house credit program and third-party financing alternatives provide our customers the ability to make aspirational purchases. We believe our extensive brand and product selection, competitive pricing, financing alternatives and supporting services, combined with our customer service-focused store, delivery and service associates make us an attractive alternative to appliance and electronics superstores, department stores and other national, regional, local and internet retailers.

Credit Segment. Our in-house consumer credit program is an integral part of our business and is a major driver of customer loyalty. We believe our proprietary credit model is a significant competitive advantage we have developed over our 50-plus years of experience in providing credit. We have developed a proprietary underwriting model that provides standardized credit decisions, including down payment, limit amounts and credit terms, based on customer risk and income level. We use our proprietary auto-approval algorithm and in-depth evaluations of creditworthiness performed by qualified in-house credit underwriters to complete all credit decisions. In order to improve the speed and consistency of underwriting decisions, we continually review our auto-approval algorithm. Additionally, we provide access to monthly payment options to a wider range of consumers through our relationship with AcceptanceNow and Synchrony Bank (previously known as GE Capital Retail Bank). AcceptanceNow and Synchrony Bank manage their own respective underwriting decisions and are responsible for their own collections. Our in-house credit program and access to third-party financing allows us to provide credit to a large and underserved customer base and differentiates us from our competitors that do not offer similar programs.

Our goal is to provide every customer that enters our stores or applies for credit on our website an affordable monthly payment option. Currently, we make the following payment options available to our customers, based on a review of their credit worthiness:

•
For customers with credit scores that are typically above 650, we offer special low or no-interest financing programs on select products, either through our proprietary in-house financing program or through a Conn's branded revolving credit card from Synchrony Bank;

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

Our retail business and credit business are operated independently from each other. The retail segment is not involved in credit approval decisions or collections. Decisions to extend consumer credit to our retail customers under our in-house program is made by our internal credit underwriting department. In addition to underwriting, we manage the collection process of our in-house consumer credit portfolio. Sales financed through our in-house credit program are secured by the products purchased, which we believe gives us a distinct advantage over other creditors when pursuing collections. Also, the products we sell and finance are typically necessities for the home.

We believe our attractive credit program generates strong customer loyalty and repeat business. For fiscal year 2015, 2014 and 2013, 52%, 56% and 69%, respectively, of our credit customers were repeat customers, based on the number of credit invoices written. As of January 31, 2015 and 2014, 61% and 66%, respectively, of balances due under our in-house credit program were from customers that have had previous credit accounts with us. The percentage of new customers in our credit program has grown primarily due to increased marketing in our existing markets and new store additions resulting from our entry into new markets.

Recent Developments

In October 2014, we announced that our Board of Directors authorized management to explore a full range of strategic alternatives to enhance value for stockholders, including, but not limited to, a sale of the Company, separating its retail and credit businesses or slowing store openings and returning capital to investors. The Company and its advisors have conducted a thorough review of strategic alternatives, including alternatives not identified in the October announcement. After appropriate diligence and consideration, the Board of Directors has authorized management to actively pursue the sale of all or a portion of the loan portfolio, or other refinancing of our loan portfolio. We have engaged BofA Merrill Lynch and Stephens Inc., as financial advisors, to assist with this process.

There is no assurance that we will complete a sale of all or a portion of the loan portfolio, or other refinancing, and no timetable has been set for completion of this process. The Board of Directors may also determine that no transaction is in the best interests of shareholders. We do not intend to comment further regarding the process, or any specific transaction, until such time as the Board of Directors deems disclosure is appropriate or necessary.

Industry and Market Overview

The products we sell are often times considered home necessities, used by our customers in their everyday lives. We believe, over time, we have and may benefit from several key industry trends and characteristics, including:

•
Introduction of new technologies driving consumers to upgrade existing appliances and electronics (such as large-capacity, high-efficiency laundry; internet-ready, OLED and ultra HD televisions; and touch screen electronics);

•
Increasing demand for large-screen (60 inches and greater) televisions, which are sold at a higher price point, typically requiring financing by our customers and are large items that cannot be easily carried out of the retail store, and therefore typically require delivery and installation;

•	Rationalization of several national and regional retailers leading to market share opportunities; and

•	Reductions in consumer lending, especially for lower tier credit score customers.

With 55 of our 90 stores in Texas, we believe we continue to benefit from strong demographic trends. According to the Bureau of Economic Analysis, Texas was the second largest state by nominal GDP in 2014. In addition, from calendar year 2010 to 2014 Texas experienced population growth of 7.2% compared to the U.S. population growth of 3.3% over the same period. Moreover, Texas’ average unemployment rate of 4.4% continues to trend below the national rate of 5.7% as of January 2015.

Furniture and Mattress. According to the U.S. Department of Commerce's Bureau of Economic Analysis, personal consumption expenditures for household furniture was $97.2 billion for calendar year 2014, compared to $94.5 billion in 2013. The household furniture and mattress market is highly fragmented with sales coming from manufacturer-owned stores, independent dealers, furniture centers, specialty sleep product stores, national and local chains, mass market retailers, department stores and, to a lesser extent, home improvement centers, decorator showrooms, wholesale clubs, catalog retailers and the internet. For fiscal year 2015, we generated 30.4% of total product sales from the sale of furniture and mattresses. The furniture and mattress category generated our highest individual product category gross margin. Given our ability to provide customer financing and next-day delivery, we believe that we have strong competitive advantages and significant growth opportunities in this market and expect to continue to expand our offering of furniture and the floor space in our stores dedicated to this category.

In the furniture and mattress market, many factors influence sales, including consumer confidence, economic conditions, household formations and new product introductions. Product design and innovation has also been a key driver of sales in this market, while reduced sales of homes has negatively impacted sales. Products introduced include specialty mattresses and motion furniture products, and variations on these products, including new features.

Home Appliance. According to the U.S. Department of Commerce's Bureau of Economic Analysis, personal consumption expenditures for home appliances were $45.8 billion for calendar year 2014, compared to $45.7 billion in 2013. Major household appliances, such as refrigerators and washer/dryers, account for 86.4% of this total at $39.6 billion in 2014. For fiscal year 2015, we generated 29.4% of total product sales from the sale of home appliances. The retail appliance market is large and concentrated among a few major dealers, with sales coming primarily from department stores, home improvement centers, large appliance and electronics superstores, national chains and small regional chains.

In the home appliance market, many factors impact sales, including consumer confidence, economic conditions, household formations and new product introductions. Key drivers of sales in the appliance market include product design and innovation as well as trends in the sale of homes. Products introduced include large-capacity, high-efficiency laundry appliances and refrigerator design innovation, and variations on these products, including new features.

Consumer Electronics and Home Office. According to the U.S. Department of Commerce's Bureau of Economic Analysis, electronics spending was $217.4 billion for calendar year 2014, a 3.3% increase from 2013. Televisions accounted for $38.3 billion of the overall personal consumption expenditures, versus $37.3 billion in the prior year. Personal computers and peripheral equipment accounted for $56.5 billion of the overall expenditures, compared to $53.8 billion in the prior year. For fiscal year 2015, we generated 28.4% of total product sales from the sale of consumer electronics and 9.7% of total product sales from the sale of home office products. The electronics market is highly fragmented with sales coming from large appliance and electronics superstores, national chains, small regional chains, single-store operators, consumer electronics departments of selected department and discount stores and internet retailers.

Technological advancements and the introduction of new products have largely driven demand in the electronics market. Historically, industry growth has been fueled primarily by the introduction of products that incorporate digital high-definition technology and other new features for televisions (including 3-D, OLED, Ultra HD, LCD, LED and internet-ready technology), Blu-ray players, home theater and video game products, tablets, touch-screen computers and digital cameras. Digital products offer significant advantages, including better clarity and quality of video and audio, durability of recording and compatibility with computers and tablets.

During fiscal year 2016, we will discontinue offering video game products, digital cameras, and certain tablets due to these products having lower gross margins and higher delinquency rates when compared to our other product offerings.

Consumer Credit. Based on data from the Federal Reserve System, estimated total consumer credit outstanding, which excludes primarily loans secured by real estate, was $3.31 trillion as of December 31, 2014, an increase of 6.8% from $3.10 trillion at December 31, 2013. Consumers obtain credit from banks, credit unions, finance companies and non-financial businesses that offer credit, including retailers. The credit obtained takes many forms, including revolving (e.g., credit cards) and fixed-term (e.g., automobile loans), and at times is secured by the products being purchased.

Competition. Our competitive strength is based on enhanced customer service and customer shopping experience through our unique sales force training and product knowledge, next day delivery capabilities, offering of financing options for most customers, including our proprietary in-house credit program, low price guarantee and product repair service. Currently, we compete against a diverse group of retailers, including national mass merchants such as Sears, Wal-Mart, Target, Sam’s Club and Costco, specialized national retailers such as Best Buy, Rooms To Go and Mattress Firm, home improvement stores such as Lowe’s and Home Depot, and locally-owned regional or independent retail specialty stores that sell furniture and mattresses, home appliances, and consumer electronics similar, and often identical, to those items we sell. We also compete with retailers that market products through store catalogs and the internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. These competitors; however, typically do not provide a credit offering similar to our proprietary in-house credit program for credit constrained consumers. We also compete, to some extent, against companies offering credit constrained consumers products for the home similar to those offered by us under weekly or monthly rent-to-own payment options. Competitors include Aaron’s and Rent-A-Center, as well as many smaller, independent companies.

Customers

We have a well-defined core consumer base that is comprised of working individuals who typically earn between $25,000 to $60,000 in annual income, live in densely populated and mature neighborhoods, and typically shop our stores to replace older household goods with newer items. Our product line is comprised of durable home necessities which enables us to appeal to a diverse range of cultural and socioeconomic backgrounds and to operate stores in diverse markets.

We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer accounts for more than 10% of our total revenues. As a result of our relationship with AcceptanceNow, we recognized sales of $56.8 million during the year ended January 31, 2015 for customers that do not qualify for our in-house credit program.

Seasonality

Our business is seasonal with a higher portion of sales and operating profit realized during the fourth quarter due primarily to the holiday selling season. In addition, our results of operations and portfolio performance are stronger during our first quarter due primarily to the timing of personal income tax refunds received by our customers.

Merchandising

Vendors. We purchase products from approximately 200 manufacturers and distributors. Our agreements with these manufacturers and distributors typically cover a one-year time period, are renewable at the option of the parties and are terminable upon 30 days written notice by either party. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal year 2015, 62.5% of our total inventory purchases were from six vendors, including 25.7%, 18.4% and 6.8% of our total inventory purchases from Samsung, LG, and GE, respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. Other than industry-wide shortages that occur from time to time, we have not experienced significant difficulty in maintaining adequate sources of merchandise and we generally expect that adequate sources of merchandise will continue to exist for the types of products we sell.

Merchandise. We focus on providing a comprehensive selection of quality merchandise at a wide range of price points to appeal to a broad range of potential customers. We primarily sell brand name warranted merchandise. Our established relationships with furniture and mattress, home appliance and consumer electronics vendors give us purchasing power that allows us to offer custom-featured appliances and electronics at prices that compare favorably with national retailers and provides us a competitive selling advantage over other independent retailers. Additionally, we are able to purchase furniture inventory in volumes that allow us to provide next-day delivery and at competitive prices, giving us a competitive advantage over smaller furniture retailers in the marketplace today.

Pricing. We emphasize competitive pricing on all of our products and maintain a low price guarantee on advertised items that is valid in all markets for 10 to 30 days after the sale, depending on the product. We also offer promotional priced products through specially discounted purchases from our vendors, allowing us to offer our customers unique bargains while maintaining acceptable profitability.

Credit Operations

General. We sell our products for cash or for payment through major credit cards and third-party financing, in addition to offering our customers financing through our proprietary in-house credit program. We offer our customers financing through our installment credit plan. Additionally, some customers are eligible for no-interest financing plans at various terms. We use a third-party finance company to provide a portion of our no-interest financing offerings. We also use a third-party provider to offer a rent-to-own financing option to our customers. Our underwriting department operates independently from our credit monitoring and collections department.

The following table presents our customers' method of purchases for our product and repair service agreements sales:

	Year ended January 31,
	2015		2014		2013
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Cash and other credit cards	$78,515	6.5%	$74,449	7.6%	$75,726	10.8%
Credit offerings:
In-house financing, including down payment	942,176	78.0	757,222	77.3	497,125	70.9
Third-party promotional financing	130,455	10.8	117,551	12.0	103,772	14.8
Third-party rent-to-own option	56,772	4.7	30,366	3.1	24,541	3.5
Total from monthly payment options	1,129,403	93.5	905,139	92.4	625,438	89.2
Total of all payment options	$1,207,918	100.0%	$979,588	100.0%	$701,164	100.0%

Underwriting. Decisions to extend credit to our retail customers is made by our internal credit underwriting department, which is separate and distinct from our other operations, including credit monitoring and collections and retail sales. In addition to an auto-approval algorithm, we employ a team of credit underwriting personnel of approximately 45 individuals to make credit granting decisions using our proprietary underwriting process and oversee our credit underwriting process. Our underwriting process considers one or more of the following elements: credit bureau information; income and address verification; current income and debt levels; a review of the customer’s previous credit history with us; and the particular products being purchased. Our underwriting model determines the finance terms, including down payment, limit amounts and credit terms. During fiscal year 2015, for the credit applications that were approved and utilized, 73.4% were approved automatically. The remaining credit decisions were based on the evaluation of the customer’s creditworthiness by a qualified in-house credit underwriter or required additional documentation from the applicant. For certain credit applicants that may have past credit problems or lack credit history, we use stricter underwriting criteria. The additional requirements include verification of employment and recent work history, reference checks and minimum down payment levels. Our underwriting employees are trained to follow our methodology in approving credit and are required to complete regular refresher training.

Part of our ability to control delinquency and net charge-off is based on the level of down payments and limits that we require, the maximum contract terms we allow and the purchase money security interest that we obtain in the product financed, which reduce our credit risk and increase our customers’ ability and willingness to meet their future obligations. We require the customer to provide proof of property insurance coverage on all installment credit purchases to offset potential losses relating to theft or damage of the product financed. We do not require customers to purchase property insurance from us if they have or acquire such insurance from another third-party.

Credit monitoring and collections. Our collection activities involve a combination of efforts that take place in our Beaumont and San Antonio, Texas collection centers. We employed over 700 individuals in our collections department who service our active customer credit portfolio. We also utilize collection agencies to service portions of our active and charged-off portfolio, which provide approximately 130 additional agents located in Phoenix, Arizona. Our in-house, credit-financed sales are secured by the products purchased, which we believe gives us a distinct advantage over other creditors when pursuing collections, especially given that many of the products we finance are generally necessities for the home. We employ a credit collection strategy that includes dialer-based calls, virtual calling and messaging systems, inside collectors that contact borrowers, collection letters, e-mails, and text messages, a legal staff that processes claims and attends bankruptcy hearings, and voluntary repossession. We also utilize current technologies that assist us in locating contact information for customers who have moved and left no contact information. Our employees are trained to follow our methodology in collecting our accounts and charging off any uncollectible accounts based on pre-determined aging criteria, depending on their area of responsibility. All collection personnel are required to complete classroom training, which includes negotiation techniques and credit policy training to ensure customer retention and compliance with debt collection regulations. Post-graduation, the collection trainees undergo skill assessment training, coaching and call monitoring within their respective departments. Our personnel are required to complete regular refresher training and testing.

We closely monitor the credit portfolio to identify delinquent accounts early and dedicate resources to contacting customers concerning past due accounts. We believe that our unique underwriting model, secured interest in the products financed, required down payments and limits, local presence, ability to work with customers relative to their product and service needs, and the flexible financing alternatives we offer help mitigate the loss experience on our portfolio. In addition, our customers have the opportunity to make their monthly payments in our stores. We received 47.3% of the payments on credit accounts during the twelve months ended January 31, 2015 in one of our store locations. We believe that these factors help us maintain a relationship with the customer that keeps losses lower while encouraging repeat purchases.

We regularly extend or "re-age" a portion of our delinquent customer accounts as a part of our normal collection procedures. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which was subsequently resolved and the customer indicates a willingness and ability to resume making monthly payments. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the customer to help them improve their financial condition and eventually be able to pay us. Our re-aging of customer accounts does not reduce the contractual payments due from the customer. Typically, we also charge the customer an extension fee, which approximates the interest owed for the time period the contract was past due. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account or making two consecutive payments. Under these options, as with extensions, the customer must resolve the reason for delinquency and show a willingness and ability to resume making contractual monthly payments. Our re-aging programs reduce our ultimate net charge-offs and enhance our ability to collect the full amounts due to us from sales under our credit programs and results in building long-term relationships with those customers that help drive future sales.

We deem accounts to be uncollectible and charge off when the account is more than 209 days past due at the end of a month. Over the last 12 months, we have recovered 10.0% of charged-off amounts through our collection activities and the sale of previously charged off accounts. It is to our advantage to manage the portfolio to balance the combined servicing costs and net losses on the credit portfolio with the benefit of repeat retail sales. We may incur higher servicing costs in order to build customer relationships that may result in future retail sales.

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

Store Operations

Stores. We operate retail stores in 11 states. The following table summarizes the number of stores in operation at January 31, 2015 in each of our markets:

Geographic Location	Number of Locations	Retail Square Feet	Storage/Other Square Feet
Texas:
Houston	19	567,939	86,276
Dallas/Fort Worth	11	331,874	76,737
San Antonio/Austin	10	319,323	42,720
Other	15	445,409	125,133
Arizona	10	354,634	52,221
Colorado	6	202,864	41,614
Louisiana	5	156,252	56,463
Mississippi	1	34,370	8,642
Nevada	1	39,335	10,815
New Mexico	3	94,474	19,342
Oklahoma	1	89,661	17,974
North Carolina	3	36,438	5,937
South Carolina	2	66,447	12,450
Tennessee	3	101,876	21,262
Store totals	90	2,840,896	577,586
Distribution Centers and Cross-dock Facilities	21	—	2,328,317
Corporate Offices	3	—	168,478
Total	114	2,840,896	3,074,381
Our stores have an average selling space of approximately 32,000 square feet, plus a rear storage area for fast-moving and smaller products that customers prefer to carry out rather than wait for in-home delivery.

We continuously evaluate our existing and potential sites to position our stores in desirable locations and relocate stores that are not properly positioned. We typically lease rather than purchase our stores to retain the flexibility of managing our financial commitment to a location if we later decide that the store is performing below our standards or the market would be better served by relocation. As of January 31, 2015, we leased all of our current open store locations.

Personnel and compensation.  We staff a typical store with a store manager, an assistant manager, an average of 16 sales personnel and other support staff, including cashiers and porters based on store size and location. Managers have an average tenure with us of approximately 5 years and typically have prior sales floor experience. In addition to store managers, we have 15 district managers, which generally oversee from seven to 10 stores in each market. The senior management team of retail operations has an average of approximately 30 years of experience with us.

We compensate the majority of our sales associates on a straight commission arrangement. Assistant store managers receive earned commissions plus base salary, while store managers are compensated on a salary plus bonus basis. We believe that because our store compensation plans are primarily tied to sales, they generally provide us an advantage in attracting and retaining highly motivated employees.

Training.  New sales personnel complete an intensive two-week classroom training program in the markets where they will be assigned, under the direction of sales management personnel in those markets. In addition, our employees benefit from on-site training conducted by many of our vendors.

We attempt to identify store manager candidates early in their careers with us and place them in a training program. They attend our in-house training program, which provides guidance and direction for the development of managerial and supervisory skills. After completion of the training program, manager candidates work as assistant managers for six to twelve months and are then allowed to manage one of our smaller stores, where they are supervised closely by the store’s district manager. We give new managers an opportunity to operate larger stores as they become more proficient in their management skills. Each store manager attends mandatory training sessions on a regular basis and also attends sales training meetings where participants receive and discuss new product information.

Marketing

We design our marketing and advertising programs to increase our brand name recognition, educate consumers about our products and services, and generate customer traffic in order to increase sales. We conduct our advertising programs primarily through direct mail, television, newspaper, radio, telephone and our website. Our promotional programs include the use of discounts, rebates, product bundling and no-interest financing plans.

Our website provides customers the ability to apply for credit and purchase our products on-line. Our website averaged approximately 36,000 credit applications per month during fiscal year 2015. This compares to average monthly website applications of approximately 23,000 and 11,000 during fiscal year 2014 and 2013, respectively. The website is linked to a call center, allowing us to better assist customers with their credit and product needs.

Distribution and Inventory Management

We currently operate nine regional distribution centers located in Houston, San Antonio, Dallas, Beaumont, El Paso, and McAllen, Texas; Phoenix, Arizona; Denver, Colorado and Charlotte, North Carolina and twelve smaller cross-dock facilities. This enables us to deliver products to our customers quickly, reduces inventory requirements at the individual stores and facilitates regional inventory and accounting controls.

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

We primarily use third-party providers to move products from market to market and from distribution centers to stores to meet customer needs. We outsource the majority of our in-home deliveries to third-party providers. Our fleet of home delivery vehicles enables our highly-trained delivery and installation specialists, in combination with the outsourced distribution arrangements, to quickly complete the sales process, enhancing customer service. We also may receive a delivery fee based on the products sold and the services needed to complete the delivery.

Product Support Services

Next-day delivery and installation. We provide next-day delivery and installation services in all of the markets in which we operate. We believe next-day delivery of our goods is a highly valued service to our customers.

Credit insurance. Acting as licensed agents for third-party insurance companies, we offer property, life, disability and involuntary unemployment credit insurance, which we collectively refer to as credit insurance, at all of our stores on sales financed through our offered credit programs. These insurance products protect the customer's purchase by covering their payments on their credit account if covered events occur, and can be canceled at any time. We receive sales commissions from the third-party insurance company at the time we sell the coverage, and we receive retrospective commissions, which are additional commissions paid by the insurance carrier if insurance claims are less than earned premiums.

We require proof of property insurance on all installment credit purchases; however, we do not require that customers purchase this insurance from us if they have or acquire such insurance from others. Premiums charged on the credit products we sell are regulated and vary by state.

Product repair service. We believe that providing product repair and replacement services is an important differentiation and reinforces customer loyalty. We provide service for most of the products we sell and only for the products we sell.

Repair service agreements. Customers may purchase repair service agreements that we sell for third-party insurers at the time the product is purchased. These agreements broaden and extend the period of covered manufacturer warranty service for up to four years from the date of purchase, depending on the product, and protect the customer against repair costs. Customers may finance the cost of the agreements along with the purchase price of the associated product. Through a third-party insurer, customers are contacted to provide them the opportunity to purchase an extended period of coverage after the manufacturer warranty and repair service agreement expire and we receive a commission on each sale.

We have contracts with third-party insurers that issue the initial repair service agreements to cover the costs of repairs performed under these agreements. The initial service agreement is between the customer and the third-party insurance company, and, through our agreements with the third-party insurance company, we provide service when it is needed under each agreement sold. We receive a commission on the sale of the contract and we may receive retrospective commissions, which are additional commissions paid by the insurance carrier over time if the cost of repair claims are less than earned premiums. Additionally, we bill the insurance company for the cost of the service work that we perform.

Regulation

The extension of credit to consumers is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements on the origination, servicing and enforcement of credit accounts. These laws include, but are not limited to, the Federal Truth in Lending Act, Equal Credit Opportunity Act, Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and Federal Trade Commission Act. State laws impose limitations on the maximum amount of finance charges that we can charge and also impose other restrictions on consumer creditors, such as us, including restrictions on collection and enforcement. We routinely review our contracts and procedures to ensure compliance with applicable consumer credit laws. Failure on our part to comply with applicable laws could expose us to substantial penalties and claims for damages and, in certain circumstances, may require us to refund finance charges already paid and to forgo finance charges not yet paid under non-complying contracts. We believe that we are in substantial compliance with all applicable federal and state consumer credit and collection laws.

Our sale of property, life, disability and involuntary unemployment credit insurance products is also highly regulated. State laws currently impose disclosure obligations with respect to our sales of credit and other insurance products similar to those required by the Federal Truth in Lending Act, impose restrictions on the amount of premiums that we may charge and require licensing of certain of our employees and operating entities. We believe we are in substantial compliance with all applicable laws and regulations relating to our credit insurance business.

Employees

As of January 31, 2015, we had approximately 4,300 employees. We offer a comprehensive benefits package for eligible employees, including health, life, short- and long-term disability, and dental insurance coverage as well as a 401(k) plan, employee stock purchase plan, paid vacation and holiday pay. None of our employees are subject to collective bargaining agreements governing their employment with us, and we believe that our employee relations are good. We have a formal dispute resolution plan that requires mandatory arbitration for employment-related issues.

Tradenames and Trademarks

We have registered the trademarks "Conn’s," "Conn’s HomePlus," "YES Money," "YE$ Money," and our logos, which are protected under applicable intellectual property laws and are the property of Conn’s, Inc. Our trademarks generally last for a period of ten years and are renewed prior to expiration for additional ten-year periods.

Available Information

We are subject to reporting requirements of the Securities and Exchange Act of 1934, or the Exchange Act, and its rules and regulations. The Exchange Act requires us to file reports, proxy and other information statements and other information with the Securities and Exchange Commission ("SEC"). Copies of these materials can be inspected and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain these materials electronically by accessing the SEC’s website at www.sec.gov.

Our Board of Directors have adopted a code of business conduct and ethics for our employees, code of ethics for our Chief Executive Officer and senior financial professionals and a code of business conduct and ethics for our Board of Directors. A copy of these codes are published on our website at www.conns.com under "Investor Relations — Corporate Governance." We intend to make all required disclosures concerning any amendments to, or waivers from, these codes on our website. In addition, we make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading "Investor Relations — SEC Filings," by accessing our website at www.conns.com. Our website and the information contained on our website is not incorporated in this Annual Report on Form 10-K or any other document filed with the SEC.

Item 1A.	Risk Factors

The following discussion of risk factors may be important information in understanding our "forward-looking statements," which are discussed in Item 7 in this Form 10-K and elsewhere. These risk factors should also be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included in this Form 10-K.

You should consider carefully the risks described below, as well as other information presented in this Form 10-K and in other reports, registration statements and materials that we file with the SEC and the other information incorporated by reference in this Form 10-K. If any of the risks described below or elsewhere in this Form 10-K were to materialize, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our financial condition, results of operations and cash flows.

Increasing our revenues depends on opening new stores and we may not be able to open and profitably operate new stores in existing, adjacent and new geographic markets. In fiscal year 2015, we opened 18 new stores and have plans to open 15 to 18 new stores in fiscal year 2016. New stores may not be profitable on an operating basis during the first several months after they open and even after that time period may not be profitable or meet our goals which could result in our financial results to be materially adversely affected. There are a number of factors that could affect our ability to implement our new store opening program and growth strategy, including:

•	Difficulties associated with the hiring, training and retention of skilled personnel, including store managers;

•	The availability of financial resources;

•	The availability of favorable sites in existing, adjacent and new markets at price levels consistent with our business plan;

•	Competition in existing, adjacent and new markets;

•	Competitive conditions, consumer tastes and discretionary spending patterns in adjacent and new markets that are different from those in our existing markets;

•	A lack of consumer demand for our products or financing programs at levels that can support new store growth;

•	Inability to make customer financing programs available that allow consumers to purchase products at levels that can support new store growth;

•	Limitations created by covenants and conditions under our revolving credit facility and the indenture governing our senior notes;

•	An inability or unwillingness of vendors to supply product on a timely basis at competitive prices;

•	The failure to open enough stores in new markets to achieve a sufficient market presence and realize the benefits of leveraging our advertising and our distribution system;

•	Unfamiliarity with local real estate markets and demographics in adjacent and new markets;

•	Problems in adapting our distribution and other operational and management systems to an expanded network of stores; and

•	Higher costs for mail, television, print, radio or internet advertising.

These factors may also affect the ability of any newly opened stores to achieve sales and profitability levels comparable with our existing stores or to become profitable at all. As a result, we may determine that we need to close additional stores or reduce the hours of operation in some stores, which could materially adversely affect our business, financial condition, operating results or cash flows, as we may incur additional expenses and non-cash write-offs related to closing a store and settling our remaining lease obligations and our initial investment in fixed assets and related store costs.

We are exploring the sale of all or a portion of our loan portfolio, or other refinancing of the Company's loan portfolio, and there can be no assurance that we will be successful in completing a transaction or that such a transaction will yield additional value for our stockholders or that the transaction will not have an adverse impact on our business. In October 2014, we announced that our Board of Directors authorized management to explore a full range of strategic alternatives to enhance value for stockholders, including, but not limited to, a sale of the Company, separating its retail and credit businesses or slowing store openings and returning capital to investors. The Company and its advisors have conducted a thorough review of strategic alternatives, including alternatives not identified in the October announcement. After appropriate diligence and consideration, the

Board of Directors has authorized management to actively pursue the sale of all or a portion of the loan portfolio, or other refinancing of our loan portfolio. We have engaged BofA Merrill Lynch and Stephens Inc., as financial advisors, to assist with this process.

There is no assurance that we will complete a sale of all or a portion of the loan portfolio, or other refinancing, and no timetable has been set for completion of this process. The Board of Directors may also determine that no transaction is in the best interests of shareholders. We do not intend to comment further regarding the process, or any specific transaction, until such time as the Board of Directors deems disclosure is appropriate or necessary. Further, it is not certain what impact any potential transaction, or a decision not to pursue any potential transaction, may have on our stock price, operating results, financial condition, liquidity, or business prospects.

We expect to incur substantial costs associated with identifying and evaluating potential transactions. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third-parties in our business, and the availability of financing to potential buyers on reasonable terms. The process of exploring a transaction may be time consuming and disruptive to our business operations. We are also subject to other risks in connection with the uncertainty created by the review process, including stock price volatility, ability to attract and retain qualified employees. If we are unable to effectively manage the review process, our business, financial condition, liquidity and results of operations could be materially adversely affected.

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

An increase in interest rates, a decrease in our credit sales or a decline in credit quality could lead to a decrease in our product sales and profitability. A large portion of our credit portfolio is to customers considered to be sub-prime borrowers, who have limited credit history, low income or past credit problems. Entering into credit arrangements with such customers entail a higher risk of customer default, higher delinquency rates and higher losses than extending credit to more creditworthy customers. While we believe that our pricing and the underwriting criteria and collection methods we employ enable us to manage the higher risks inherent in issuing credit with sub-prime customers, no assurance can be given that such pricing, criteria and methods will afford adequate protection against such risks. We have experienced volatility in delinquency and charge-off rates on our credit contracts. Payments on some of our credit accounts become delinquent from time to time, and some accounts end up in default, due to several factors, such as general and local economic conditions, including the impact of rising interest rates and unemployment rates. As we continue to expand into new markets, we will obtain new credit accounts that may present a higher risk than our existing credit accounts since new credit customers do not have an established credit history with us.

A general decline in the quality of our customer receivable portfolio could lead to a reduction in the advance rates used or eligible customer receivable balances included in the borrowing base calculations under our revolving credit facility and thus a reduction of available credit to fund our finance operations. As a result, if we are required to reduce the amount of credit we grant to our customers, we most likely would sell fewer products, which could result in our financial condition, operating results and cash flows to be materially adversely affected. Further, because 47.3% of our credit account payments received during fiscal year 2015 were delivered to one of our store locations, any decrease in credit sales could reduce traffic in our stores and lower our revenues. A decline in the credit quality of our credit accounts could also cause an increase in our credit losses, which would result in an adverse effect on our earnings. A decline in credit quality could also lead to stricter underwriting criteria which could have a negative impact on net sales.

We maintain an allowance for uncollectible accounts on our customer installment contracts held on our balance sheet. If the allowance for uncollectible accounts is inadequate, we would recognize the losses in excess of the allowance and our results of operations could be materially adversely affected.

If we lose key management or are unable to attract and retain the qualified sales and credit granting and collection personnel required for our business, our operating results could suffer. Our success depends to a significant degree on the skills, experience and continued service of our key executives or the identification of suitable successors for them. If we lose the services of any of these individuals, or if one or more of them or other key personnel decide to join a competitor or otherwise compete directly or indirectly with us, and we are unable to identify a suitable successor, our business and operations could be harmed, and we could have difficulty in implementing our strategy. In addition, our sales and credit operations are largely dependent upon our labor force. As our business grows, and as we incur turnover in current positions, we will need to locate, hire and retain additional qualified sales personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Additionally, if we are unable to attract and retain qualified credit granting and collection personnel, our ability to perform quality underwriting of new credit transactions and maintain workloads for our collections personnel at a manageable level, our operation could be materially adversely impacted and result in higher delinquency and net charge-offs on our credit portfolio. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales and operating results could suffer.

We have significant future capital needs and the inability to access the capital markets may materially adversely affect our business and expansion plans. As of January 31, 2015, we primarily finance our customer receivables through a revolving credit facility with a capacity of $880.0 million that matures in November 2017. We had $529.2 million outstanding under our revolving credit facility, including standby letters of credit issued as of January 31, 2015. In addition, on July 1, 2014, we issued $250.0 million in senior unsecured notes due July 2022. Our ability to raise additional capital through expansion of our revolving credit facility, securitization transactions or other debt or equity transactions, and do so on economically favorable terms, depends in large part on factors that are beyond our control, including:

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

If adequate capital and funds are not available at the time we need capital, we may have to curtail future growth, which could materially adversely affect our business, financial condition, operating results or cash flow. The ultimate amount of capital expenditures needed will be dependent on, among other factors, the availability of capital to fund new store openings and customer receivables portfolio growth.

In addition, we historically used our customer receivables as collateral to support our capital needs. If we require amendments in the future and are unable to obtain such amendments or we are unable to arrange substitute financing facilities or other sources of capital, we may have to limit or cease offering credit through our finance programs due to our inability to draw under our revolving credit facility upon the occurrence of a default. If availability under the borrowing base calculations of our revolving credit facility is reduced, or otherwise becomes unavailable, or we are unable to arrange substitute financing facilities or other sources of capital, we may have to limit the amount of credit that we make available through our customer credit programs. A reduction in our ability to offer customer credit could materially adversely affect revenues and results of operations. Further, our inability or limitations on our ability to obtain funding through securitization facilities or other sources may materially adversely affect our profitability under our credit programs if existing customers fail to repay outstanding credit due to our refusal to grant additional credit. Additionally, the inability of any of the financial institutions providing our financing facilities to fund their commitment could materially adversely affect our ability to fund our credit programs, capital expenditures and other general corporate needs.

We have in the past, and may again in the future, access the debt or other capital markets to refinance existing debt obligations and to obtain capital to finance growth. Our future access to the capital markets could become restricted due to a variety of factors, including a deterioration of our earnings, cash flows, balance sheet quality, regulatory restrictions or overall business or industry prospects, a significant deterioration in the state of the capital markets or a negative bias toward our industry by market participants. In addition, we may elect to issue securities for which we may seek to obtain a rating from a rating agency. It is possible, however, that one or more rating agencies might independently determine to assign a rating to any of our issued debt securities. If any ratings are assigned to any of our debt or other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, whether as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. Inability to access the credit markets on acceptable terms, if at all, could have a material adverse effect on our financial condition.

If we do not comply with the covenants in the credit agreement that governs our revolving credit facility and the indenture that will govern our senior notes, we may not have the funds necessary to pay all of our indebtedness that could become due. The credit agreement governing our revolving credit facility and the indenture governing our senior notes contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	Incur additional indebtedness;

•	Pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock;

•	Prepay, redeem or repurchase certain debt;

•	Make loans and certain investments;

•	Sell assets;

•	Incur liens;

•	Enter into transactions with affiliates; and

•	Consolidate, merge or sell all or substantially all of our assets.

In addition, the restrictive covenants in the credit agreement governing our revolving credit facility require us to maintain specified financial ratios, including a maximum leverage ratio and minimum fixed charge coverage ratio, and satisfy other financial condition tests. Our ability to meet those financial ratios can be affected by events beyond our control, and we may be unable to meet them.

A breach of the covenants or restrictions under the agreement governing our revolving credit facility or under our indenture governing our senior notes, could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders of holders or our senior notes accelerate the repayment of our borrowings, we may not have sufficient funds to repay that indebtedness. As a result of these restrictions, we may be:

•	Limited in how we conduct our business;

•	Unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	Unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our significant indebtedness and our credit ratings could materially adversely affect the availability and terms of our financing.

Increased borrowing costs will negatively impact our results of operations. Because most of our consumer credit programs have interest rates equal to the highest rate allowable under applicable state law, we would generally not be able to pass higher borrowing costs along to future consumer credit contracts and our results of operations could be negatively impacted. The interest rates on our revolving credit facility are variable based upon the LIBOR rate. The level of interest rates in the market in general will impact the interest rate on any debt instruments issued, if any. Additionally, we may issue debt securities or enter into credit facilities under which we pay interest at a higher rate than we have historically paid which would further reduce our margins and negatively impact our results of operations.

Deterioration in the performance of our customer receivables portfolio could materially adversely affect our liquidity position and profitability. Our liquidity position and profitability are heavily dependent on our ability to collect our customer receivables. If our customer receivables portfolio were to substantially deteriorate, the liquidity available to us would most likely be reduced due to the challenges of complying with the covenants and borrowing base calculations under our revolving credit facility and our earnings may decline due to higher provisions for bad debt expense, higher servicing costs, higher net charge-off rates and lower interest and fee income.

Our ability to collect from credit customers may be impaired by store closings and our need to rely on a replacement servicer in the event of our liquidation. We may be unable to collect a large portion of periodic credit payments should our stores close as many of our customers remit payments in-store. In the event of store closings, credit customers may not pay balances in a timely fashion, or may not pay at all, since a large number of our customers have not traditionally made payments to a central location.

In deciding whether to extend credit to customers, we rely on the accuracy and completeness of information furnished to us by or on behalf of our credit customers. If we and our systems are unable to detect any misrepresentations in this information, our results of operations and financial condition may be materially adversely affected. In deciding whether to extend credit to customers, we rely heavily on information furnished to us by or on behalf of our credit customers and our ability to validate such information through third-party services, including employment and personal financial information. If a significant percentage of our credit customers intentionally or negligently misrepresent any of this information, and our systems do not detect such misrepresentations, it could impair our ability to effectively manage our credit risk, which could have an adverse effect on our results of operations and financial condition.

Our policy of re-aging certain delinquent borrowers affects our delinquency statistics and the timing and amount of our write-offs. Re-aging is offered to certain eligible past-due customers if they meet the conditions of our re-age policy. Our decision to offer a delinquent customer a re-age program is based on that borrower’s specific condition, our history with the borrower, the amount of the loan and various other factors. When we re-age a customer’s account, we move the account from a delinquent status to a current status. Management exercises a considerable amount of discretion over the re-aging process and has the ability to re-age an account multiple times during its life. Under our current policy, the maximum number of months an account can be re-aged over the life of the account is limited to 12 months. Treating an otherwise uncollectible account as current affects our delinquency statistics, as well as impacting the timing and amount of charge-offs. If these accounts had been charged off sooner, our net loss rates for earlier periods might have been higher.

If we fail to timely contact delinquent borrowers, the number of delinquent customer receivables eventually being charged off could increase. We contact customers with delinquent credit account balances soon after the account becomes delinquent. During periods of increased delinquencies it is important that we are proactive in dealing with customers rather than simply allowing customer receivables to go to charge-off. Historically, when our servicing becomes involved at an earlier stage of delinquency with credit counseling and workout programs, there is a greater likelihood that the customer receivable will not be charged off.

The success of our collection efforts depends on being properly staffed and trained to assist borrowers in bringing the delinquent balance current and ultimately avoiding charge-off. If we do not properly staff and train our collections personnel, or if we incur any downtime or other issues with our information systems that assist us with our collection efforts, then the number of accounts in a delinquent status or charged-off could increase. In addition, managing a substantially higher volume of delinquent customer receivables typically increases our operational costs. A rise in delinquencies or charge-offs could result in our business, financial condition, liquidity and results of operations to be materially adversely affected.

We rely on internal models to manage risk and to provide accounting estimates. Our results could be materially adversely affected if those models do not provide reliable accounting estimates or predictions of future activity. We make significant use of business and financial models in connection with our efforts to measure and monitor our risk exposures and to manage our credit portfolio. For example, we use models as a basis for credit underwriting decisions, portfolio delinquency, charge-off and collection expectations and other market risks, based on economic factors and our experience. The information provided by these models is used in making business decisions relating to strategies, initiatives, transactions and pricing, as well as the size of our allowance for doubtful accounts, among other accounting estimates.

Models are inherently imperfect predictors of actual results because they are based on current and historical data available to us and our assumptions about factors such as credit demand, payment rates, default rates, delinquency rates and other factors that may overstate or understate future experience. Our models could produce unreliable results for a number of reasons, including the limitations of historical data to predict results due to unprecedented events or circumstances, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, changes in credit policies, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside of the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience.

In addition, we continually receive new economic data. Our critical accounting estimates, such as the size of our allowance for doubtful accounts, are subject to change, often significantly, due to the nature and magnitude of changes in economic conditions. However, there is generally a lag between the availability of this economic information and the preparation of our consolidated financial statements. When economic conditions change quickly and in unforeseen ways, there is a risk that the assumptions and inputs reflected in our models are not representative of current economic conditions. We may deem it necessary to increase our allowance for doubtful accounts in the future. If our actual charge-offs exceed the assumption used to establish the allowance, our provision for losses would increase. Increasing our allowance for doubtful accounts would result in a decline in future revenues and earnings materially adversely affecting our results of operations and our financial position.

Changes in the economy, credit policies and practices, and the credit and capital markets have required frequent adjustments to our models and the application of greater management judgment in the interpretation and adjustment of the results produced by our models. The application of greater management judgment reflects the need to take into account updated information while continuing to maintain controlled processes for model updates, including model development, testing, independent validation and implementation. As a result of the time and resources, including technical and staffing resources, that are required to perform these processes effectively, it may not be possible to replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions.

An economic downturn or other events may affect consumer purchases from us as well as their ability to repay their credit obligations to us, which could result in our net sales, gross margins and credit portfolio performance to be materially adversely affected. Many factors affect spending, including regional or world events, war, conditions in financial markets, general business conditions, interest rates, inflation, energy and gasoline prices, consumer debt levels, the availability of consumer credit, taxation, unemployment trends and other matters that influence consumer confidence and spending. Our customers’ purchases of our products decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. Recent turmoil in the national economy, including instability in financial markets, turmoil in Europe, the Middle East and Asia, and decreases in consumer confidence and volatile oil prices have negatively impacted our markets and may present significant challenges to our operations in the future. If this occurs, our net sales and results of operations could decline.

We face significant competition from national, regional, local and internet retailers of furniture and mattresses, home appliances, and consumer electronics. The retail market for consumer electronics, furniture and mattresses is highly fragmented and intensely competitive and the market for home appliances is concentrated among a few major dealers. We currently compete against a diverse group of retailers, including national mass merchants, specialized national retailers, home improvement stores, and locally-owned regional or independent retail specialty stores that sell furniture and mattresses, home appliances, consumer and electronics, similar, and often identical, to those items we sell. We also compete with retailers that market products through store catalogs and the internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. Additionally, we compete to some extent against companies offering products to credit constrained consumers similar to those offered by us for the home under weekly or monthly rent-to-own payment options.

We may not be able to compete successfully against existing and future competitors. Some of our competitors have financial resources that may be substantially greater than ours and they may be able to purchase inventory at lower costs and better endure economic downturns. As a result, our sales may decline if we cannot offer competitive prices to our customers or we may be required to accept lower profit margins. Our competitors may respond more quickly to new or emerging technologies and may have greater resources to devote to promotion and sale of products and services. If two or more competitors consolidate their businesses or enter into strategic partnerships, they may be able to compete more effectively against us.

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

Competition from any of these sources could cause us to lose market share, sales and customers, increase expenditures or reduce prices, any of which could have an adverse effect on our financial condition, results of operations and cash flows.

Changes in customer demand and product mix could materially adversely affect our business. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our ability to maintain and increase sales depends to a large extent on the introduction and availability of new products and technologies and our ability to respond timely to customer demands and preferences for such new products. It is possible that the introduction of new products will never achieve widespread consumer acceptance or will be supplanted by alternative products and technologies that do not offer us a similar sales opportunity or are sold at lower price points or margins. We might be unable to anticipate these buying patterns which could result in our sales and operating performance to be materially adversely affected. In addition, we often make commitments to purchase products from our vendors several months in advance of proposed delivery dates. Significant deviation from the projected demand for products that we sell could affect our inventory strategies which may have an adverse effect on our results of operations and financial condition, either from lost sales or lower margins due to the need to reduce prices to dispose of excess inventory.

Furthermore, due to our increasing emphasis on furniture and mattress offerings we are building larger new stores and investing additional capital to expand existing stores to accommodate those offerings. If we are unable to execute on our furniture and mattress offering strategy, we could have an adverse effect on our sales and results of operations.

We may experience significant price pressures over the life cycle of our products from competing technologies and our competitors. Prices for many of our products decrease over their life cycle. Such decreases often result in decreased gross profit margins. Suppliers may also seek to reduce our margins on the sales of their products in order to increase their own profitability. The consumer electronics industry depends on new products to drive increases in sales. Typically, these new products, such as high-definition flat-panel (including 3-D, LCD, LED and internet-ready technology) televisions, Blu-ray players and digital cameras are introduced at relatively high price points that are then gradually reduced as the product becomes mainstream. To sustain same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps drive the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. We continue to adjust our marketing strategies to address this challenge through the introduction of new product categories and new products within our existing categories. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices than we anticipated. In addition, we may not be able to maintain our historical margin levels in the future due to increased sales of lower margin products such as personal electronics products and declines in average selling prices of key products. If sales of lower margin items continue to increase and replace sales of higher margin items or our consumer electronics products average selling prices decreases due to the maturity of their life cycle, our gross margin and overall gross profit levels may be materially adversely affected.

A disruption in our relationships with, in the operations of, or the supply of product from any of our key suppliers could cause our sales to decline. The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers. We do not have long-term supply agreements or exclusive arrangements with the majority of our vendors. We typically order our inventory through the issuance of individual purchase orders to vendors. We have no contractual assurance of the continued supply of merchandise we currently, or would like to, offer our customers. We also rely on our suppliers for funds in the form of vendor allowances. We may be subject to rationing by suppliers with respect to a number of limited distribution items. In addition we rely heavily on a relatively small number of suppliers. The loss of any one or more of our key suppliers or failure to establish and maintain relationships with these and other vendors, and limitations on the availability of inventory or repair parts, could have a materially adverse effect on our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices, and on our results of operations and financial condition.

If one of our vendors were to go out of business, it could have a materially adverse effect on our results of operations and financial condition if such vendor is unable to fund amounts due to us, including payments due for returns of product and warranty claims. Catastrophic or other unforeseen events, such as the one which impacted Japan during 2011, could materially adversely impact the supply and delivery to us of products manufactured outside the United States and could materially adversely impact our results of operations. In addition, because many of the products we sell are manufactured outside of the United States, we may experience labor unrest or an increase in the cost of imported vendor products at any time for reasons beyond our control. For example, the current port disruption in Long Beach, California, or similar disruption or strike at any other port from which we receive our imported merchandise, could significantly disrupt and create significant risks for our business. Any slow-downs, disruptions or strikes at any of these ports may have a materially adverse effect on our relationships with our customers and our business, potentially resulting in canceled orders by customers and reduced revenues and earnings. If imported merchandise becomes more expensive, unavailable or difficult to obtain, we may not be able to meet the demands of our customers. Products from alternative sources may also be more expensive than those our vendors currently import.

Our ability to enter new markets successfully depends, to a significant extent, on the willingness and ability of our vendors to supply merchandise to additional distribution centers and stores. If vendors are unwilling or unable to supply some or all of their products to us at acceptable prices in one or more markets, our results of operations and financial condition could be materially adversely affected.

Furthermore, we rely on credit from vendors to purchase our products. A substantial change in credit terms from vendors or vendors’ willingness to extend credit to us, including providing inventory under consignment arrangements, would reduce our ability to obtain the merchandise that we sell, which could have a materially adverse effect on our sales and results of operations. In addition, if our vendors fail to continue to offer vendor allowances, or we are restricted in our ability to earn such funds, our results of operations could be materially adversely affected.

Turmoil in financial markets and economic disruptions in other parts of the world may also negatively impact our suppliers’ access to capital and liquidity with which to maintain their inventory, production levels, product quality, and to operate their businesses, all of which could materially adversely affect our supply chain. It may also cause them to change their pricing policies, which could impact demand for their products. Economic disruptions and market instability may make it difficult for us and our suppliers to accurately forecast future product demand trends, which could cause us to carry too much or too little merchandise in various product categories. In addition, to the extent that any manufacturer utilizes labor practices that are not commonly accepted in the United States, we could be materially adversely affected by any resulting negative publicity.

You should not rely on our changes in same store sales as an indication of our future results of operations because they fluctuate significantly. Our historical changes in same store sales have fluctuated significantly from quarter to quarter. A number of factors have historically affected, and will continue to affect, our same store sales results, including:

•	Changes in competition, such as pricing pressure, and the opening of new stores by competitors in our markets;

•	General economic conditions;

•	New product introductions;

•	Changes in our marketing programs;

•	Consumer trends;

•	Changes in our merchandise mix;

•	Changes in the relative sales price points of our major product categories;

•	Underwriting standards for our customers purchasing merchandise on credit;

•	Ability to offer credit programs attractive to our customers;

•	The impact of any new stores on our existing stores;

•	Weather conditions in our markets;

•	Timing of promotional events;

•	Timing, location and participants of major sporting events;

•	The number of new store openings;

•	The percentage of our stores that are mature stores;

•	The locations of our stores and the traffic drawn to those areas;

•	How often we update our stores; and

•	Our ability to execute our business strategy effectively.

Our business could be materially adversely affected by changes in consumer protection laws and regulations. Federal and state consumer protection laws, regulations and agencies, such as the Fair Credit Reporting Act and the Consumer Financial Protection Bureau ("CFPB") heavily regulate the way we conduct business and could limit the manner in which we may offer and extend credit and collect on our accounts. Because our customers finance through our credit segment a substantial portion of our sales, any change in the regulation of consumer credit could result in our sales and gross margins to be materially adversely affected.

New laws or regulations could limit the amount of interest or fees that may be charged on consumer credit accounts, including by reducing the maximum interest rate that can be charged in the states in which we operate, or impose limitations on our ability to collect on account balances, which could have a materially adverse effect on our cash flow and results of operations. Compliance with existing and future laws or regulations, including regulations that may be applicable to us under the Dodd-Frank Act, could require the expenditure of substantial resources. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could result in our cash flow and results of operations to be materially adversely affected.

We have procedures and controls in place to monitor compliance with the numerous federal and state laws and regulations and believe we are in compliance with such laws and regulations. However, these laws and regulations are complex, differ between jurisdictions and are often subject to interpretation. As we expand into additional jurisdictions, the complexities grow. Compliance with these laws and regulations is expensive and requires the time and attention of management. These costs divert capital and focus away from efforts intended to grow our business. If we do not successfully comply with laws, regulations, or policies, we could incur fines or penalties, lose existing or new customers, or suffer damage to our reputation. Changes in these laws and regulations can significantly alter our business environment, limit business operations, and increase costs of doing business, and we may not be able predict the impact such changes would have on our profitability.

The Consumer Financial Protection Bureau is a new agency and there continues to be uncertainty as to how the agency's actions will impact our business. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, and established the CFPB. It has authority to write regulations under federal consumer financial protection laws, and enforce those laws. The CFPB is authorized to prevent unfair, deceptive, or abusive acts or practices through its supervisory enforcement and regulatory authority. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, request data, and promote the availability of financial services to underserved consumers and communities. In addition, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to the products we offer. The system could inform future agency decisions with respect to regulatory, enforcement, or examination focus. There continues to be uncertainty as to how, or if, the CFPB and its strategies and priorities will impact our businesses and our results of operations going forward and could result in new regulatory requirements and regulatory costs for us.

In November 2013, the CFPB issued an Advance Notice of Proposed Rulemaking seeking guidance from the public on a wide array of issues relating to debt collection, including debt buying and third-party collectors. From time to time, we have sold, and may continue to sell, charged-off accounts to third-parties to attempt to minimize the losses incurred on those accounts. We also from time to time engage, or may engage, persons who may be deemed to be debt collectors, to collect accounts on our behalf. Although we have committed resources to enhancing our compliance programs, changes in regulatory expectations, interpretations or practices could increase the risk of enforcement actions, fines and penalties. Actions by the CFPB could result in requirements to alter our products and services that would make our products less attractive to consumers and impair our ability to offer them profitably. Future actions by regulators that discourage the use of products we offer or steer consumers to other products or services could result in reputational harm and a loss of customers. Should the CFPB change regulations adopted in the past by other regulators, or modify past regulatory guidance, our compliance costs and litigation exposure could increase. Our litigation exposure could also increase if the CFPB exercises its authority to limit or ban pre-dispute arbitration clauses. This additional focus and regulatory oversight could significantly increase operating costs.

We are required to comply with laws and regulations regulating credit extensions and other dealings with customers and our failure to comply with applicable laws and regulations, or any adverse change in those laws or regulations, could have a negative impact on our business. Our customers finance through our credit segment a substantial portion of our sales. Providing credit and other financial products and otherwise dealing with consumers and information provided by consumers does or could subject us to the jurisdiction of various federal, state and local government authorities, including the CFPB, the Federal Trade Commission, the SEC, state regulators having jurisdiction over persons engaged in consumer sales, consumer credit and other financial products and consumer debt collection, and state attorney generals. Our business practices, including the terms of our marketing and advertising, our procedures and practices for credit applications and underwriting, the terms of our credit extensions and related disclosures, our data privacy and protection practices, and our collection practices, may be subject to periodic or special reviews by these regulatory and enforcement authorities. These reviews could range from investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If as part of these reviews the regulatory authorities conclude that we are not complying with applicable law or regulations, they could request or impose a wide range of sanctions and remedies including requiring changes in advertising and collection practices, changes in our credit application and underwriting practices, changes in our data privacy or protection practices, changes in the terms of our credit or other financial products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our credit or other financial products within one or more states, or nationwide.

Negative publicity relating to any specific inquiry or investigation, regardless of whether we have violated any applicable law or regulation or the extent of any such violation, could negatively affect our reputation and our brand as well as our stock price, which would materially adversely affect our ability to raise additional capital and would raise our costs of doing business.

If any deficiencies or violations of law or regulations are identified by us or asserted by any regulator or other person, or if any regulatory or enforcement authority or court requires us to change any of our practices, the correction of such deficiencies or violations, or the making of such changes, could have a material adverse effect on our financial condition, results of operations or business. We face the risk that restrictions or limitations resulting from the enactment, change, or interpretation of federal or state laws and regulations, such as the Dodd-Frank Act, could negatively affect our business activities, require us to make significant expenditures or effectively eliminate credit products or other financial products currently offered to customers.

Any failure on our part to comply with legal requirements in connection with credit or other financial products, or in connection with servicing our accounts or collecting debts or otherwise dealing with consumers, could significantly impair our ability to collect the full amount of the account balances and could subject us to substantial liability for damages or penalties. The institution of any litigation of this nature, or the rendering of any judgment, against us or any other industry participant in any litigation of this nature, could materially adversely affect our business and financial condition.

We may also expand into additional jurisdictions. We must comply with the laws of each state we operate in, which are not uniform. The difference of the laws from the jurisdictions where we currently operate, or even changes to the laws in those jurisdictions, could negatively impact our operations.

We have been named as a defendant in multiple securities class action lawsuits, shareholder derivative lawsuits, and we have also received a non-public voluntary request for information from the SEC. Potential similar or related litigation or inquiries could result in substantial damages and may divert management's time and attention from our business. We and certain of our current and former officers and directors are named as defendants in securities class action lawsuits and in related shareholder derivative lawsuits. We have also received a non-public, voluntary request for information from the SEC. Each of these matters is described in more detail in Part II, Item 8, under the heading "Litigation" in Note 15. Contingencies, of the Consolidated Financial Statements of this Annual Report on Form 10-K.

There can be no assurance that any litigation to which we are, or in the future may become, a party will be resolved in our favor. These lawsuits and any other lawsuits that we may become party to are subject to inherent uncertainties, and the costs incurred relating to defending litigation matters will depend upon many unknown factors. Any claim that is successfully decided against us may cause us to pay substantial damages, including punitive damages, and other related fees or prevent us from selling certain of our products. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are a party will likely be expensive and time consuming to defend or resolve.

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

The lawsuits and SEC inquiry, along with any reputation issues raised by the lawsuits or inquiry, could result in the diversion of management's time and attention away from business operations, which could harm our business and also harm our relationships with existing customers and vendors. Our legal expenses incurred in defending the lawsuits and responding to the SEC inquiry could be significant, and a ruling against us, or a settlement of any of these matters could materially adversely affect our cash flow, financial results and stock price.

Pending litigation relating to the sale of credit insurance and the sale of repair service agreements in the retail industry could materially adversely affect our business. State attorney generals and private plaintiffs have filed lawsuits against other retailers relating to improper practices conducted in connection with the sale of credit insurance in several jurisdictions around the country. We offer credit insurance in our stores on sales financed under our credit programs and require customers to purchase property insurance from us, or provide evidence from a third-party insurance provider, at their election, in connection with sales of merchandise on installment credit; therefore, similar litigation could be brought against us. While we believe we are in full compliance with applicable laws and regulations, if we are found liable in any future lawsuit regarding credit insurance or repair service agreements, we could be required to pay substantial damages or incur substantial costs as part of an out-of-court settlement or require us to modify or suspend certain operations any of which could have a material adverse effect on our results of operations. An adverse judgment or any negative publicity associated with our repair service agreements or any potential credit insurance litigation could also affect our reputation, which could have a negative impact on our cash flow and results of operations.

Pending and potential litigation regarding alleged patent infringements could result in significant costs to us to defend what we consider to be spurious claims. Recently the manufacturing, retail and software industries have been the targets of patent litigation claimants making demands or filing claims based upon alleged patent infringement through the manufacturing and selling, either in merchandise or through software and internet websites, of product or merely providing access through website portals. We, in conjunction with multiple other parties, have been and are the targets of such claims. While we believe that we have not violated or infringed any third-party alleged patent rights, and intend to defend vigorously any such claims, the cost to defend, settle or pay any such claims could be substantial and could have a material adverse effect on our cash flow and results of operations.

Our governance documents and state law provide certain anti-takeover measures which could prevent or delay a change in control of the Company, even if such changes would be beneficial to our stockholders. Provisions of our amended and restated certificate of incorporation and amended and restated bylaws as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of the Company, even if such change in control would be beneficial to our stockholders. These provisions include:

•	No stockholder action may be taken without a meeting, unless such action has been approved in advance by our Board of Directors;

•	Stockholders cannot call special meetings of stockholders;

•	Advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	Authorization of the issuance of "blank check" preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt.

On October 6, 2014, we also adopted a one-year stockholders’ rights plan, the purpose of which is, among other things, to enhance our Board of Director's ability to protect stockholder interests against unsolicited attempts to acquire control of us that do not offer a fair price to our stockholders. The stockholder rights plan could make it more difficult for a third-party to acquire, or could discourage a third-party from acquiring, the Company or a large block of the Company's common stock. The effect of these rights may impact the price that investors are willing to pay for securities.

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

Our corporate actions may be substantially controlled by our principal stockholders and affiliated entities. Luxor Capital Group, L.P, Stephens Inc., The Stephens Group, LLC, Anchorage Capital Group, LLC, Greenlight Capital, Inc., Morgan Stanley, Citadel Advisors LLC, and Susquehanna Securities (together with each of their respective affiliates), each own more than 5% or more of our outstanding shares common stock, and beneficially own, in the aggregate, a majority of our outstanding shares of common stock. The concentration of ownership of our shares of common stock by the relatively small number of hedge funds and investors may:

•
Have significant influence in determining the outcome of all matters submitted to stockholders for approval, including the election of directors, mergers, consolidations, and the sale of all or substantially of our assets or other significant corporate actions;

•	Delay or deter a change of control of the Company;

•	Deprive stockholders of an opportunity to receive a premium for their shares as part of a sale of the Company; and

•	Affect the market price volatility and liquidity of our shares of common stock.

The interests of these investors and their respective affiliates may differ from or be adverse to the interests of our other stockholders. If any of these investors sells a substantial number of shares in the public market, the market price of our shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of the shares.

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

Our stores are concentrated in certain regions of the United States, which subjects us to regional risks, such as the economy, weather conditions, hurricanes and other natural or man-made disasters. If the region suffers a continued or another economic downturn or any other adverse regional event, such as inclement weather, there could be a material adverse effect on our sales and results of operations. Several of our competitors operate stores across the United States and thus may not be as vulnerable to the risks of operating in a concentrated region. The states and the local economies where many of our stores are located are dependent, to a degree, on the oil and gas industries, which can be very volatile. Because of fears of climate change and adverse effects of drilling explosions and oil spills in the Gulf of Mexico, legislation has been considered, and governmental regulations and orders have been issued, which, combined with the local economic and employment conditions caused by both, could materially adversely impact the oil and gas industries and the areas in which a significant number of our stores are located. To the extent the oil and gas industries are negatively impacted by changes in commodity prices, climate change or other legislation and other factors, we could be negatively impacted by reduced employment, or other negative economic factors that impact the local economies where we have our stores.

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

In addition, the software that we have developed internally to use in our daily operations may contain undetected errors that could cause our network to fail or our expenses to increase. Any failure of our systems due to any of these causes, if it is not supported by our disaster recovery plan, could cause an interruption in our operations and result in reduced net sales and results of operations. Though we have implemented contingency and disaster recovery processes in the event of one or several technology failures, any unforeseen failure, interruption or compromise of our systems or our security measures could affect our flow of business and, if prolonged, could harm our reputation. The risk of possible failures or interruptions may not be adequately addressed by us or the third-parties on which we rely, and such failures or interruptions could occur. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our management information systems may not be adequate to meet our evolving business and emerging regulatory needs and the failure to successfully implement new systems could negatively impact the business and our financial results. We are investing significant capital in new information technology systems and implementing modifications and upgrades to existing systems to support our growth plan. These investments include replacing legacy systems, making changes to existing systems, building redundancies, and acquiring new systems and hardware with updated functionality. We are taking appropriate actions to ensure the successful implementation of these initiatives, including the testing of new systems and the transfer of existing data, with minimal disruptions to the business. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, may cause disruptions to our existing systems and our business, and may not provide the anticipated benefits. The disruption in our information technology systems, or our inability to improve, upgrade, integrate or expand our systems to meet our evolving business and emerging regulatory requirements, could impair our ability to achieve critical strategic initiatives and could materially adversely impact our sales, collections efforts, cash flows and financial condition.

Changes in premium and commission rates on the insurance products we sell or our inability to maintain our insurance licenses requirements in the states we operate could materially adversely affect our results of operations. We derive a significant portion of our revenues and operating income from the commissions we earn from the sale of various insurance products of third-party insurers to our customers. These products include credit insurance, repair service agreements and product replacement policies. We also are the direct obligor on certain extended repair service agreements we offer to our customers. If for any reason we were unable to maintain our insurance licenses in the states we operate or if there are material claims or future material litigation involving our repair service agreements or product replacement policies, our results of operations would suffer. If the commission we retain from sales of those products declines, our operating results may be materially adversely affected.

If we are unable to continue to offer third-party repair service agreements to our customers, we could incur additional costs or repair expenses, which could materially adversely affect our financial condition and results of operations. There are a limited number of insurance carriers that provide repair service agreement programs. If insurance becomes unavailable from our current providers for any reason, we may be unable to provide repair service agreements to our customers on the same terms, if at all. Even if we are able to obtain a substitute provider, higher premiums may be required, which could have a material adverse effect on our profitability if we are unable to pass along the increased cost of such coverage to our customers. Inability to maintain the repair service agreement program could cause fluctuations in our repair expenses and greater volatility of earnings and could require us to become the obligor under new contracts sold.

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

Changes in trade regulations, currency exchange rate fluctuations and other factors beyond our control could affect our business. A significant portion of our inventory is manufactured and/or assembled overseas and in Mexico. Changes in trade regulations, currency fluctuations or other factors beyond our control may increase the cost of items we purchase or create shortages of these items, which in turn could have a material adverse effect on our results of operations and financial condition. Conversely, significant reductions in the cost of these items in U.S. dollars may cause a significant reduction in the retail prices of those products, resulting in a material adverse effect on our sales, margins or competitive position. In addition, commissions earned on our credit insurance, repair service agreement or product replacement agreement products could be materially adversely affected by changes in statutory premium rates, commission rates, adverse claims experience and other factors.

Our costs to protect our intellectual property rights, infringement of which could impair our name and reputation, could be significant. We believe that our success and ability to compete depends in part on consumer identification of the name "Conn’s" and rely on certain trademark registrations and common law rights to protect the distinctiveness of our brand. We intend to protect vigorously our trademarks against infringement, misappropriation or dilution by others. A third-party, however, could attempt to misappropriate our intellectual property or claim that our intellectual property infringes or otherwise violates third-party trademarks in the future. Any litigation or claims brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on our financial condition or results of operations.

Failure to protect the security of our customer’s information or failure to comply with data privacy and protection laws could expose us to litigation, compromise the integrity of our products, damage our reputation and materially adversely affect our financial results. Our business regularly captures, collects, handles, processes, transmits and stores significant amounts of sensitive information about our customers, employees and others, sensitive information, including financial records, credit and business information, and certain other personally identifiable or other sensitive personal information. A number of retailers have experienced actual security breaches, including a number of highly publicized incidents with well-known retailers. To our knowledge, we have not had what we believe to be a significant security breach. In addition, we rely on the secure operation of our website, the internet and other third-party systems generally to assist us in the collection and transmission of this data. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches including credit card information breaches, vandalism, catastrophic events and human error and/or malfeasance. A compromise of our information security controls or of those businesses with whom we interact, which results in confidential information being accessed, obtained, damaged, or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers and clients, financial institutions, payment card associations and other persons, any of which could materially adversely affect our business, financial position, and results of operations. Moreover, a data security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. If our information systems are damaged, fail to work properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical information, customer disruption and interruptions or delays in our ability to perform essential functions and implement new and innovative services. In addition, compliance with changes in privacy and information security laws and standards may result in considerable expense due to increased investment in technology and the development of new operational processes.

We maintain data breach and network security liability insurance; however, we cannot be certain that our coverage will be adequate for any liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.

Any changes in the tax laws of the states in which we operate could affect our state tax liabilities. Additionally, beginning operations in new states could also affect our state tax liabilities. Legislation could be introduced at any time that changes our state tax liabilities in a way that has a material adverse impact on our results of operations. The Texas margin tax, which is based on gross profit rather than earnings, can create significant volatility in our effective tax rate. Our entry into new states in the future could subject us to additional tax rate volatility, dependent upon the tax laws in place in those states, which could materially adversely effect our results of operations.

Significant volatility in oil and gasoline prices could affect our customers’ determination to drive to our store and our third-party delivery service. Significant volatility in oil and gasoline prices could materially adversely affect our customers’ shopping decisions and patterns. We rely heavily on our distribution system and our next day delivery policy to satisfy our customers’ needs and desires, and increases in oil and gasoline prices could result in increased distribution costs and delivery charges. If we are unable to effectively pass increased transportation costs on to the consumer, either by increased delivery costs or higher prices, such costs have materially affect our results of operations. Such increases may not significantly affect our competitors.

Failure to successfully utilize and manage e-commerce could materially adversely affect our business and prospects. Our website provides new and existing customers with the ability to review our product offerings and prices, apply for credit, and access and make payments on their credit accounts. Customers may also purchase products on our website using a credit card. Our website is a significant component of our advertising strategy. We believe our website represents a possible source for future sales and growth in our credit collections. In order to promote our products and services, allow our customers to complete credit applications in the privacy of their homes and on their mobile devices, make payments on their account and drive traffic to our stores, we must effectively create, design, publish and distribute content over the internet. There can be no assurance that we will be able to design and publish web content with a high level of effectiveness or grow our e-commerce business in a profitable manner.

If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity, our business could be materially adversely impacted. Criminals are using increasingly sophisticated methods to engage in illegal activities such as paper instrument counterfeiting, fraudulent payment or refund schemes and identity theft. As we make more of our services available over the internet and other media, and as we expand into new geographies without an established customer base, we subject ourselves to consumer fraud risk. Certain former retail agents have also engaged in fraud against consumers or us, and existing agents could engage in fraud against consumers or us. While we believe past incidents of fraudulent activity have been relatively isolated, we cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. We use a variety of tools to protect against fraud; however, these tools may not always be successful. Allegations of fraud may result in increased costs, including possible settlement and litigation expenses, and could have a material adverse effect on our results of operations.

We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs. We lease most of our store locations, our corporate headquarters and our distribution centers. Our continued growth and success depends in part on our ability to locate property for new stores and renew leases for existing locations. There is no assurance that we will be able to locate real estate for new store, or renegotiate leases for existing locations at similar or favorable terms at the end of the lease and we could be forced to move or exit a market if another favorable arrangement cannot be made. Furthermore, a significant rise in real estate prices or real property taxes could result in an increase in store lease expense as we open new locations and renew leases for existing locations, thereby negatively impacting our results of operations. Our inability to renew, extend or replace expiring store leases could have a material adverse effect on our results of operations.

We depend on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses, we may not be able to service our lease expenses, which could materially adversely affect our business. If an existing or future store is not profitable, and we decide to close it, we may be nonetheless committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could materially adversely affect our business, financial condition, operating results or cash flows.

Failure to maintain positive brand perception and recognition could have a negative impact on our business. Maintaining a good reputation is critical to the business. The considerable expansion of technological outreach, including through the use of social media, has increased the risk that our reputation could be negatively impacted in a short amount of time. If we are unable to quickly and effectively respond to such incidents, we may suffer declines in customer loyalty and traffic, vendor relationship issues, and other factors, all of which could negatively impact our financial results and reputation.

If our third-party delivery services are unable to meet our promised delivery schedule, our net sales may decline due to a decline in customer satisfaction. We offer next day delivery to our customers that we outsource to third-party delivery services. These third-parties are subject to risks that are beyond our control and, if they fail to timely deliver our products, we may lose business from these customers in the future and it could damage our reputation. The loss of customers and/or damage to our reputation could have a material adverse effect on our results of operation.

Our failure to maintain an effective system of internal controls could result in inaccurate reporting of financial results and harm our business. We are required to comply with a variety of reporting, accounting and other rules and regulations. As such, we maintain a system of internal control over financial reporting, but there are limitations inherent in internal control systems. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be appropriate relative to their costs. Furthermore, compliance with existing requirements is expensive and we may need to implement additional finance and accounting and other systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, and materially adversely impact our business and financial condition

Stock market volatility may materially adversely affect the market price of our common stock. The Company’s common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of our common stock to fluctuate substantially, including:

•	General market fluctuations resulting from factors not directly related to our operations or the inherent value of our common stock;

•	State or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations;

•	Announcements of developments related to our business or our competitors;

•	Fluctuations in our operating results and the provision for bad debts;

•	General conditions in the consumer financial service industry, the domestic or global economy or the domestic or global credit or capital markets;

•	Changes in financial estimates by securities analysts;

•	Our failure to meet the expectations of securities analysts or investors;

•	Negative commentary regarding us and corresponding short-selling market behavior;

•	Adverse developments in our relationships with our customers;

•	Legal proceedings brought against the Company or its officers and directors; and

•	Significant changes in our senior management team.

Due to the volatility of our stock price, we are and may be in the future the target of securities litigation. Such lawsuits generally result in the diversion of management's time and attention away from business operations, which could materially adversely affect our business. In addition, the costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could materially adversely affect our financial results.

We face risks with respect to product liability claims and product recalls, which could materially adversely affect our reputation, our business, and our consolidated results of operations. We purchase merchandise from third-parties and offer this merchandise to customers for sale. This merchandise could be subject to recalls and other actions by regulatory authorities. Changes in laws and regulations could also impact the type of merchandise we offer to customers. We have experienced, and may in the future experience, issues that result in recalls of merchandise. In addition, individuals may in the future assert claims, that they have sustained injuries from third-party merchandise offered by us, and we may be subject to future lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Any of the issues mentioned above could result in damage to our reputation, diversion of development and management resources, or reduced sales and increased costs, any of which could harm our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The number of stores, distribution centers/cross-dock facilities, and corporate offices we operate, together with location and square footage information, are disclosed in Part I, Item 1. Business, under the caption "Store Operations," of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS.

The information set forth in Part II, Item 8, under the heading "Litigation" in Note 15. Contingencies, of the Consolidated Financial Statements of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR CONN'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of March 23, 2015, we had approximately 130 common stockholders of record and an estimated 7,300 beneficial owners of our common stock.  The principal market for our common stock is the NASDAQ Global Select Market ("NASDAQ"), where it is traded under the symbol "CONN." Information regarding the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported by the NASDAQ is summarized as follows:

	Price Range
	High	Low
Fiscal Year 2014:
First quarter	$45.18	$28.22
Second quarter	$65.02	$40.81
Third quarter	$69.32	$47.65
Fourth Quarter	$80.34	$54.78
Fiscal Year 2015:
First quarter	$61.15	$31.17
Second quarter	$51.99	$39.33
Third quarter	$46.59	$26.60
Fourth Quarter	$36.12	$14.02

Dividends Declared

No cash dividends were declared or paid in fiscal year 2015 or fiscal year 2014. We do not anticipate paying dividends in the foreseeable future. Any future payment of dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

Unregistered  Sale of Equity Securities

None.

Share Repurchases

We have not, and no one on our behalf and no affiliated purchasers have, purchased any of our securities during the past fiscal quarter.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical financial information and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Historical data is not necessarily indicative of our future results of operations or financial condition. Refer to Part 1, Item 1A. Risk Factors, included in this Annual Report on Form 10-K. We have derived the selected statement of operations and balance sheet data as of and for each of the years ended January 31, 2015, 2014, 2013, 2012 and 2011 from our audited consolidated financial statements.

	As of and for the Year Ended January 31,
(dollars and shares in thousands, except per share amounts)	2015	2014	2013 (1)	2012 (2)	2011 (3)
Statement of Operations Data:
Revenues:
Total net sales	$1,220,976	$991,840	$714,267	$653,684	$662,725
Finance charges and other	264,242	201,929	150,765	138,618	146,050
Total revenues	$1,485,218	$1,193,769	$865,032	$792,302	$808,775
Operating income (4)	$119,867	$161,852	$100,512	$29,701	$32,769
Net income (loss)	$58,513	$93,449	$52,612	$(3,723)	$(1,072)
Earnings (loss) per common share:
Basic	$1.61	$2.61	$1.60	$(0.12)	$(0.04)
Diluted	$1.59	$2.54	$1.56	$(0.12)	$(0.04)
Balance Sheet Data:
Working capital (5)	$780,706	$606,668	$383,502	$363,508	$395,333
Inventories	$159,068	$120,530	$73,685	$62,540	$82,354
Customer portfolio balance	$1,365,807	$1,068,270	$741,544	$643,301	$675,766
Total assets	$1,647,322	$1,297,986	$909,857	$783,298	$842,060
Total debt, net of discount	$774,410	$536,051	$295,057	$321,704	$373,736
Total stockholders' equity	$653,670	$589,290	$474,450	$353,371	$352,897
Selected Operating Data:
Change in same stores sales (5)	8.0%	26.5%	14.3%	2.8%	(9.6)%
Retail gross margin (7)	40.5%	39.9%	35.2%	28.7%	26.5%
Interest income and fee yield	17.7%	17.9%	18.6%	18.7%	17.9%
Delivery, transportation and handling costs as a percent of product sales and repair service agreement commissions (8)	4.3%	3.7%	3.2%	3.0%	3.0%
Selling, general and administrative expense as a percent of total revenues (8)	26.3%	25.4%	26.6%	27.5%	27.2%
Provision for bad debts as a percentage of average outstanding balance (9)	16.1%	11.0%	7.0%	8.5%	7.2%
Percent of bad debt charge-offs (net of recoveries) to average outstanding balance	10.1%	8.0%	8.0%	7.5%	7.3%
Operating margin	8.1%	13.6%	11.6%	3.7%	4.1%
Return on average equity (10)	9.4%	17.6%	12.7%	(1.1)%	(0.3)%
Percent of retail sales financed in-house, including down payment	78.0%	77.3%	70.9%	60.4%	61.2%
Weighted average monthly payment rate (11)	5.11%	5.28%	5.42%	5.60%	5.37%
Number of stores:
Beginning of fiscal year	79	68	65	76	76
Opened	18	14	5	—	—
Closed	(7)	(3)	(2)	(11)	—
End of fiscal year	90	79	68	65	76

(1)	Fiscal year 2013 net income includes the write-off of unamortized financing fees of $0.9 million associated with amendment and restatement of our revolving credit facility.

(2)	Fiscal year 2012 net loss includes a prepayment premium and the write-off of unamortized discount and financing costs of $11.1 million associated with the repayment of a term loan.

(3)	Fiscal year 2011 net loss includes $4.3 million incurred related to financing facilities terminated and transactions that were not completed.

(4)	Operating income includes the following charges and credits:

	Year Ended January 31,
(in thousands)	2015	2014	2013	2012	2011
Store and facility closure and relocation costs	$3,646	$2,117	$869	$7,096	$—
Legal and professional fees related to the exploration of strategic alternatives and a class action lawsuit	1,135	—	—	—	—
Impairment of long-lived assets	—	—	—	2,019	2,321
Costs related to office relocation	—	—	1,202	—	—
Employee severance	909	—	628	813	—
Vehicle lease terminations	—	—	326	—	—
Charges and credits	$5,690	$2,117	$3,025	$9,928	$2,321

(5)
Certain reclassifications have been made to prior year fiscal year balances to conform to the presentation in the current fiscal year that had an impact on previously reported working capital. On the consolidated balance sheets, long-term portion of deferred rent and certain long-term deferred revenue balances were reclassified out of current liabilities.

(6)
Same store sales is calculated by comparing the reported sales for all stores that were open during the entirety of a period and the entirety of the same period during the prior fiscal year. Sales from closed stores, if any, are removed from each period. Sales from relocated stores have been included in each period as each such store was relocated within the same general geographic market. Sales from expanded stores have also been included in each period.

(7)
Retail gross margin percentage is defined as the sum of product sales and repair service agreement commissions less cost of goods sold, including warehousing and occupancy cost, divided by the sum of product sales and repair service agreement commissions. The presentation of our retail gross margin and costs and expenses may not be comparable to other retailers since we do not include delivery, transportation and handling costs in cost of goods sold and we include the cost of merchandising our products, including amounts related to purchasing the product, in selling, general and administrative expense. Other retailers may include such costs as part of cost of goods sold.

(8)
Delivery, transportation and handling costs are now presented separately from selling, general and administrative expenses on our consolidated statements of operations, and we are providing delivery, transportation and handling costs as a percentage of product sales and repair service agreement commissions (the same basis used for calculating retail margins). Previously reported selling, general and administrative expense as a percent of total revenues included the impact delivery, transportation and handling costs (all prior periods presented have been recalculated to conform to the current presentation).

(9)	Amount does not include retail segment provision for bad debts.

(10)	Return on average equity is calculated as net income (loss) divided by the average of the beginning and ending equity.

(11)	Represents the weighted average of monthly gross cash collections received on the credit portfolio as a percentage of the average monthly beginning portfolio balance for each period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute a sale of our loan portfolio or another strategic transaction on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores and the updating of existing stores; technological and market developments and sales trends for our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and our employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets. Additional risks and uncertainties are detailed in Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K and other filings that we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Overview

We encourage you to read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying consolidated financial statements and related notes. Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.

Executive Summary

Total revenues increased to $1.5 billion for fiscal year 2015 compared to $1.2 billion for fiscal year 2014. The increase in total revenue was primarily driven by new store openings, same store sales growth of 8.0% and credit revenue as a result of the increase in the average balance of the customer receivable portfolio offset by a 20 basis point decrease in portfolio yield.

Retail gross margin for fiscal year 2015 was 40.5%, an increase of 60 basis points over 39.9% in the previous year. The expansion in retail margin was driven by a favorable shift in product mix with the higher-margin furniture and mattress category accounting for 30.4% of product sales in the current year versus 26.0% in the prior year.

Delivery, transportation and handling costs as a percentage of product sales and repair service agreement commissions (the same basis used for calculating retail margins) was 4.3%, an increase of 60 basis points over 3.7% in the previous year. The increase was primarily driven by the shift in product sales mix and the increase in promotional offerings of free delivery.

Selling, general and administrative expenses ("SG&A") for fiscal year 2015 was $390.2 million, an increase of $86.8 million, or 28.6%, over the prior year. The SG&A increase in the retail segment was primarily due to the opening of new stores resulting in higher sales-driven compensation, advertising costs, and facility-related costs. The SG&A increase in the credit segment is the result of the addition of collections personnel to service the 27.9% increase in the customer receivable portfolio balance and anticipated near-term portfolio growth.

Provision for bad debts for fiscal year 2015 was $192.4 million, an increase of $96.2 million from the prior year. The year-over-year increase was impacted by the following:

•	A 37.2% increase in the average receivable portfolio balance resulting from new store openings and same store growth over the past 12 months;

•	A 22.5% increase in the balances originated during the year compared to the prior year;

•
An increase of 90 basis points in the percentage of customer accounts receivable balances greater than 60 days delinquent to 9.7% at January 31, 2015. Delinquency increased year-over-year across product categories, geographic regions, years of origination and many of the credit quality levels;

•
Higher expected charge-offs over the next twelve-month period as losses are occurring at a faster pace than previously experienced, due to the increased number of new customers and continued elevation of our delinquency rates;

•
The decision to pursue collection of past and future charged-off accounts internally rather than selling charged off accounts to a third-party. This change resulted in $7.6 million in additional provision recorded during the third quarter of fiscal 2015 as recoveries are expected to occur over an extended time period, which resulted in a reduction in expected cash recoveries over the next twelve months; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $88.7 million, or 6.5% of the total portfolio balance, driving $11.8 million of the increase in provision for bad debts.

Net income for fiscal year 2015 was $58.5 million, or $1.59 per diluted share, which included charges and credits of $5.7 million, or $0.10 per diluted share on an after-tax basis, related to store closures and relocations, legal and professional fees related to our exploration of strategic alternatives and class action lawsuits, and severance charges. Net income for fiscal year 2014 was $93.4 million, or $2.54 per diluted share, which included charges and credits of $2.1 million, or $0.04 per diluted share on an after-tax basis, related to store closures and relocations, the relocation of certain of our corporate operations, and severance and other costs.

Recent Developments and Operational Changes

In October 2014, we announced that our Board of Directors authorized management to explore a full range of strategic alternatives to enhance value for stockholders, including, but not limited to, a sale of the Company, separating its retail and credit businesses or slowing store openings and returning capital to investors. The Company and its advisors have conducted a thorough review of strategic alternatives, including alternatives not identified in the October announcement. After appropriate diligence and consideration, the Board of Directors has authorized management to actively pursue the sale of all or a portion of the loan portfolio, or other refinancing of our loan portfolio. We have engaged BofA Merrill Lynch and Stephens Inc., as financial advisors, to assist with this process.

There is no assurance that we will complete a sale of all or a portion of the loan portfolio, or other refinancing, and no timetable has been set for completion of this process. The Board of Directors may also determine that no transaction is in the best interests of shareholders. We do not intend to comment further regarding the process, or any specific transaction, until such time as the Board of Directors deems disclosure is appropriate or necessary.

Additionally, the Board of Directors continues to search for additional senior leadership. For our Credit Risk Officer position, who will report to the Chief Operating Officer and will provide periodic reporting to the Credit Risk and Compliance Committee of the Board of Directors, we have an accepted offer from a candidate who is expected to join the Company in late April.

Company Initiatives

We have continued to focus on initiatives that we believe should positively impact future results, including:

•
Opening expanded Conn’s HomePlus stores in new markets. During the twelve months ended January 31, 2015, we opened 18 new stores in Arizona (2), Colorado (6), Mississippi (1), Nevada (1), North Carolina (1), South Carolina (2), Tennessee (3) and Texas (2). We plan to open between 15 and 18 stores in fiscal year 2016;

•
During fiscal year 2016, we will discontinue offering video game products, digital cameras, and certain tablets, which have lower gross margins and higher delinquency rates when compared to our other product offerings. During fiscal year 2015, net sales and product margin from the sale of these products was approximately $50.0 million and $5.0 million, respectively;

•	Expanding and enhancing our product offering of higher-margin furniture and mattresses;

•	Focusing on quality, branded products to improve operating performance;

•	Growing our appliance business by focused advertising, promotions and delivery options;

•	Offering 18-month and 24-month equal-payment, no-interest finance programs to certain higher credit quality borrowers;

•	Reduced the use of short-term, no-interest financing to improve interest income yield;

•	Raised interest rates charged to customers in certain markets in October 2014, where possible, in response to the changing market environment;

•	Continuing to review and modify our underwriting standards to improve the overall quality of our credit portfolio; and

•	Revising our re-aging policies, as appropriate, and focusing on further improvement of execution within our collection operations to reduce delinquency rates and future charge-offs.

Outlook

The broad appeal of the Conn’s store to our geographically diverse core demographic, the historical unit economics and current retail real estate market conditions provide us ample room for continued expansion. We plan to open 15 to 18 new stores during fiscal year 2016. There are many markets in the United States with similar demographic characteristics as our current successful store base, which provides substantial opportunities for future growth. We plan to continue to improve our operating results by leveraging our existing infrastructure and seeking to continually optimize the efficiency of our marketing, merchandising, sourcing, distribution and credit operations. As we penetrate new markets, we expect to increase our purchase volumes, achieve distribution efficiencies and strengthen our relationships with our key vendors. We also expect our increased store base and higher net sales to further leverage our existing corporate and regional infrastructure.

Results of Operations

The following tables present certain financial and other information, on a consolidated and segment basis:

Consolidated:	Year ended January 31,			Change
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Total net sales	$1,220,976	$991,840	$714,267	$229,136	$277,573
Finance charges and other	264,242	201,929	150,765	62,313	51,164
Total revenues	1,485,218	1,193,769	865,032	291,449	328,737
Cost and expenses: (1)
Cost of goods sold, including warehousing and occupancy costs	718,622	588,721	454,682	129,901	134,039
Cost of parts sold, including warehousing and occupancy costs	6,220	5,327	5,965	893	(638)
Delivery, transportation and handling costs (2)	52,204	36,177	22,678	16,027	13,499
Selling, general and administrative expense	390,176	303,351	230,511	86,825	72,840
Provision for bad debts	192,439	96,224	47,659	96,215	48,565
Charges and credits	5,690	2,117	3,025	3,573	(908)
Total costs and expenses	1,365,351	1,031,917	764,520	333,434	267,397
Operating income	119,867	161,852	100,512	(41,985)	61,340
Interest expense	29,365	15,323	17,047	14,042	(1,724)
Other expense, net	—	10	744	(10)	(734)
Income before income taxes	90,502	146,519	82,721	(56,017)	63,798
Provision for income taxes	31,989	53,070	30,109	(21,081)	$22,961
Net income	$58,513	$93,449	$52,612	$(34,936)	$40,837

Retail Segment:	Year ended January 31,			Change
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Product sales	$1,117,909	$903,917	$649,516	$213,992	$254,401
Repair service agreement commissions	90,009	75,671	51,648	14,338	24,023
Service revenues	13,058	12,252	13,103	806	(851)
Total net sales	1,220,976	991,840	714,267	229,136	277,573
Finance charges and other	2,566	1,522	1,236	1,044	286
Total revenues	1,223,542	993,362	715,503	230,180	277,859
Costs and Expenses: (1)
Cost of goods, including warehousing and occupancy costs	718,622	588,721	454,682	129,901	134,039
Cost of parts, including warehousing and occupancy costs	6,220	5,327	5,965	893	(638)
Delivery, transportation and handling costs (2)	52,204	36,177	22,678	16,027	13,499
Selling, general and administrative expense (3)	286,925	226,525	174,820	60,400	51,705
Provision for bad debts	551	468	758	83	(290)
Charges and credits	5,690	2,117	2,498	3,573	(381)
Total costs and expenses	1,070,212	859,335	661,401	210,877	197,934
Operating income	153,330	134,027	54,102	19,303	79,925
Other expense (income), net	—	10	(153)	(10)	163
Income before income taxes	$153,330	$134,017	$54,255	$19,313	$79,762
Number of stores:
Beginning of fiscal year	79	68	65
Opened	18	14	5
Closed	(7)	(3)	(2)
End of fiscal year	90	79	68

Credit Segment:	Year ended January 31,			Change
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues -
Finance charges and other revenues	$261,676	$200,407	$149,529	$61,269	$50,878
Costs and expenses:
Selling, general and administrative expense (3)	103,251	76,826	55,691	26,425	21,135
Provision for bad debts	191,888	95,756	46,901	96,132	48,855
Charges and credits	—	—	527	—	(527)
Total cost and expenses	295,139	172,582	103,119	122,557	69,463
Operating income (loss)	(33,463)	27,825	46,410	(61,288)	(18,585)
Interest expense	29,365	15,323	17,047	14,042	(1,724)
Other expense, net	—	—	—	—	—
Income (loss) before income taxes	$(62,828)	$12,502	$28,466	$(75,330)	$(16,861)

(1)
The presentation of our costs and expenses may not be comparable to other retailers since we do not include the cost of delivery, transportation and handling costs as part of cost of goods. Similarly, we include the cost of merchandising our products, including amounts related to purchasing the product, in selling, general and administrative expense. Other retailers may include such costs as part of cost of goods.

(2)	Delivery, transportation and handling costs, previously included in selling, general and administrative expenses, is shown separately.

(3)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses, and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was $12.4 million, $11.4 million and $9.0 million for the years ended January 31, 2015, 2014 and 2013, respectively. The amount of reimbursement made to the retail segment by the credit segment was $29.8 million, $21.7 million and $16.7 million for the years ended January 31, 2015, 2014 and 2013, respectively.

Year ended January 31, 2015 compared to the year ended January 31, 2014

Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Year Ended January 31,					%	Same Store
(dollars in thousands)	2015	% of Total	2014	% of Total	Change	Change	% Change
Furniture and mattress	$339,414	27.8%	$235,257	23.7%	$104,157	44.3%	22.5%
Home appliance	328,742	26.9	258,713	26.1	70,029	27.1	14.8
Consumer electronic	317,482	26.0	269,889	27.2	47,593	17.6	5.2
Home office	108,700	8.9	102,103	10.3	6,597	6.5	(3.0)
Other	23,571	1.9	37,955	3.8	(14,384)	(37.9)	(50.5)
Product sales	1,117,909	91.5	903,917	91.1	213,992	23.7	8.3
Repair service agreement commissions	90,009	7.4	75,671	7.6	14,338	18.9	5.9
Service revenues	13,058	1.1	12,252	1.3	806	6.6
Total net sales	$1,220,976	100.0%	$991,840	100.0%	$229,136	23.1%	8.0%

The following provides a summary of items impacting our product categories during the year ended January 31, 2015, compared to the prior fiscal year:

•	Furniture unit volume increased 35.1% and the average selling price increased 7.5%;

•	Mattress unit volume increased 38.1% and the average selling price increased 9.1%;

•	Home appliances unit volume increased 40.5% offset by a 9.7% decrease in average selling price. Laundry sales increased 30.5%, refrigeration sales increased 26.6%, and cooking sales increased 22.6%;

•
Consumer electronic unit volume increased 13.5% and the average selling price increased 3.8%. Television sales increased 11.6% in total and was flat on a same store basis. Gaming hardware sales increased 347.1%;

•	Home office average selling priced increased 16.1% offset by a 8.2% decrease in unit volume. Computer sales increased 8.9% while tablet sales declined 40.4%;

•	Other sales declined due to the exit of the lawn equipment category, which reduced year-over-year sales by $16.9 million;

•	The increase in repair service agreement commissions was driven primarily by increased product sales; and

•	Service revenue increased by 6.6% due to increased service technician staffing and in-house performance of certain warranty repair services.

The following table provides the change of the components of finance charges and other revenues:

	Year ended January 31,
(in thousands)	2015	2014	Change
Interest income and fees	$211,063	$155,703	$55,360
Insurance commissions	50,613	44,704	5,909
Other income	2,566	1,522	1,044
Finance charges and other revenues	$264,242	$201,929	$62,313

Interest income and fees of the credit segment increased over the prior year level primarily driven by a 37.2% increase in the average balance of the portfolio. Portfolio interest and fee yield declined 20 basis points year-over-year as a result of higher provision for uncollectible interest. Receivables under our no-interest finance programs averaged 35.1% of the portfolio balance for the year ended January 31, 2015, which compares to 32.2% in the prior year.

The following table provides key portfolio performance information:

	Year ended January 31,
(dollars in thousands)	2015	2014
Interest income and fees	$211,063	$155,703
Net charge-offs	(120,112)	(69,430)
Interest expense	(29,365)	(15,323)
Net portfolio yield	$61,586	$70,950
Average portfolio balance	$1,193,211	$869,561
Interest income and fee yield	17.7%	17.9%
Net charge-off %	10.1%	8.0%

Cost of Goods and Service Parts Sold and Gross Margin

	Year ended January 31,
(dollars in thousands)	2015	2014	Change
Cost of goods sold, including warehousing and occupancy costs	$718,622	$588,721	$129,901
Product gross margin percentage	35.7%	34.9%
Cost of service parts sold, including warehousing and occupancy costs	$6,220	$5,327	$893
Service gross margin percentage	47.6%	43.5%

Product gross margin increased 80 basis points for the twelve months ended January 31, 2015. Product gross margin was favorably impacted by a shift in product mix, primarily towards the furniture and mattress category. Furniture and mattress sales generate higher product margins and accounted for 30.4% of total product sales for the year ended January 31, 2015 compared to 26.0% in the prior year.

Delivery, transportation and handling costs

	Year ended January 31,
(dollars in thousands)	2015	2014	Change
Delivery, transportation and handling costs	$52,204	$36,177	$16,027
As a percent of retail product sales and repair service agreement commissions	4.3%	3.7%

The increase in delivery, transportation and handling costs in the retail segment was primarily due to the opening of new stores, the shift in product sales mix, and the increase in promotional offerings of free delivery.

Selling, general and administrative expenses

	Year ended January 31,
(dollars in thousands)	2015	2014	Change
Selling, general and administrative expenses:
Retail segment	$286,925	$226,525	$60,400
Credit segment	103,251	76,826	26,425
Selling, general and administrative expenses - Consolidated	$390,176	$303,351	$86,825
As a percent of total revenues	26.3%	25.4%

The SG&A increase in the retail segment was primarily due to the opening of new stores resulting in higher sales-driven compensation, advertising costs, and facility-related costs. As a percent of segment revenues, SG&A for the retail segment in the current period increased 70 basis points as compared to the prior-year period primarily due to costs associated with store openings in new markets.

The increase in SG&A for the credit segment was driven by the hiring of additional collections personnel to service the 27.9% year-over-year increase in the customer receivable portfolio balance and anticipated near-term portfolio growth.

Provision for Bad Debts

	Year ended January 31,
(dollars in thousands)	2015	2014	Change
Provision for bad debts:
Retail Segment	$551	$468	$83
Credit Segment	191,888	95,756	96,132
Provision for bad debts - Consolidated	$192,439	$96,224	$96,215
Provision for bad debts - Credit segment, as a percent of average portfolio balance	16.1%	11.0%

The year-over-year increase in provision for bad debts was impacted by the following:

•	A 37.2% increase in the average receivable portfolio balance resulting from new store openings and same store growth over the past 12 months;

•	A 22.5% increase in the balances originated during the year compared to the prior year;

•
An increase of 90 basis points in the percentage of customer accounts receivable balances greater than 60 days delinquent to 9.7% at January 31, 2015. Delinquency increased year-over-year across product categories, geographic regions, years of origination and many of the credit quality levels;

•
Higher expected charge-offs over the next twelve-month period as losses are occurring at a faster pace than previously experienced, due to the increased number of new customers and continued elevation of our delinquency rates;

•
The decision to pursue collection of past and future charged-off accounts internally rather than selling charged off accounts to a third-party. This change resulted in $7.6 million in additional provision recorded during the third quarter of fiscal 2015 as recoveries are expected to occur over an extended time period, which resulted in a reduction in expected cash recoveries over the next twelve months; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $88.7 million, or 6.5% of the total portfolio balance, driving $11.8 million of the increase in provision for bad debts.

Charges and credits

	Year ended January 31,
(in thousands)	2015	2014	Change
Store and facility closure and relocation costs	$3,646	$2,117	$1,529
Legal and professional fees related to the exploration of strategic alternative and class action lawsuits	1,135	—	1,135
Employee severance	909	—	909
	$5,690	$2,117	$3,573

During fiscal years 2015 and 2014, we have closed and relocated a number of under-performing retail locations and have recorded the related charges. In connection with prior closures, we adjust the related lease obligations as more information becomes available. In addition, during fiscal year 2015 we had charges for severance and costs associated with legal and professional fees related to the Company's exploration of strategic alternatives and class action lawsuits.

Interest Expense

Net interest expense for the year ended January 31, 2015 increased by $14.0 million primarily due to an increase in the average debt balance outstanding and an increase in the effective interest rate. The increase in the effective interest rate was primarily due to our issuance of Senior Notes on July 1, 2014.

Provision for Income Taxes

	Year ended January 31,
(dollars in thousands)	2015	2014	Change
Provision for income taxes	$31,989	$53,070	$(21,081)
As a percent of income before income taxes	35.3%	36.2%

The income tax rate for the year ended January 31, 2015 included a tax benefit due to the reversal of the valuation allowance against our net deferred tax assets related to individual state net operating loss carryfforwards.

Year ended January 31, 2014 compared to the year ended January 31, 2013

Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Year ended January 31,					%	Same store
(dollars in thousands)	2014	% of Total	2013	% of Total	Change	Change	% change
Furniture and mattress	$235,257	23.7%	$132,583	18.6%	$102,674	77.4%	51.0%
Home appliance	258,713	26.1	199,077	27.9	59,636	30.0	19.4
Consumer electronic	269,889	27.2	218,506	30.6	51,383	23.5	11.9
Home office	102,103	10.3	65,381	9.1	36,722	56.2	42.4
Other	37,955	3.8	33,969	4.8	3,986	11.7	3.2
Total product sales	903,917	91.1	649,516	91.0	254,401	39.2	24.8
Repair service agreement commissions	75,671	7.6	51,648	7.2	24,023	46.5	32.2
Service revenues	12,252	1.3	13,103	1.8	(851)	(6.5)
Total net sales	$991,840	100.0%	$714,267	100.0%	$277,573	38.9%	26.5%

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

•
Consumer electronic sales were up 23.5% and average selling price increased 5.7% on a same store basis. Television sales increased 18.2%, home theater sales rose 55.2% and camera sales climbed 28.8%, partially offset by a reduction in gaming hardware sales;

•	Home office sales rose primarily as a result of expansion in both computer and tablet sales with a 10.8% increase in the average selling price of computers;

•	The increase in repair service agreement commissions was driven primarily by increased retail sales; and

•	Service revenue decreased by 6.5% as a result of the outsourcing of certain warranty repair services.

The following table provides the change of the components of finance charges and other revenues:

	Year ended January 31,
(in thousands)	2014	2013	Change
Interest income and fees	$155,703	$124,484	$31,219
Insurance commissions	44,704	25,045	19,659
Other income	1,522	1,236	286
Finance charges and other revenue	$201,929	$150,765	$51,164

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

The following table provides key portfolio performance information:

	Year ended January 31,
(dollars in thousands)	2014	2013
Interest income and fees	$155,703	$124,484
Net charge-offs	(69,430)	(53,276)
Interest expense	(15,323)	(17,047)
Net portfolio yield	$70,950	$54,161
Average portfolio balance	$869,561	$669,029
Interest income and fee yield %	17.9%	18.6%
Net charge-off %	8.0%	8.0%

Cost of Goods and Service Parts Sold and Gross Margin

	Year ended January 31,
(dollars in thousands)	2014	2013	Change
Cost of goods sold, including warehousing and occupancy costs	$588,721	$454,682	$134,039
Product gross margin percentage	34.9%	30.0%
Cost of service parts sold, including warehousing and occupancy costs	$5,327	$5,965	$(638)
Service gross margin percentage	43.5%	45.5%

Product gross margin increased 490 basis points as a percent of product sales from the twelve months ended January 31, 2014. Margin improvement was reported in each of the product categories reflecting the benefit of the sale of higher quality, higher margin goods and the realization of sourcing opportunities. Product gross margin was also influenced by a favorable shift in product mix. For example, furniture and mattress sales which generate higher product margins accounted for 26.0% of total product sales for the year ended January 31, 2014 compared to 20.4% in the prior year.

The decrease in cost of service parts sold was due primarily to a 6.5% decrease in service revenues.

Delivery, transportation and handling costs

	Year ended January 31,
(dollars in thousands)	2014	2013	Change
Delivery, transportation and handling costs	$36,177	$22,678	$13,499
As a percent of retail product sales and repair service agreement commissions	3.7%	3.2%

The increase in delivery, transportation and handling costs in the retail segment was primarily due to the opening of new stores and the shift in product sales mix.

Selling, general and administrative expenses

	Year ended January 31,
(dollars in thousands)	2014	2013	Change
Selling, general and administrative expenses:
Retail segment	$226,525	$174,820	$51,705
Credit segment	76,826	55,691	21,135
Selling, general and administrative expenses - Consolidated	$303,351	$230,511	$72,840
As a percent of total revenues	25.4%	26.6%

For the year ended January 31, 2014, the SG&A increase was driven primarily by higher compensation, occupancy costs, advertising expenses and delivery costs.

The SG&A increase in the retail segment was primarily due to higher sales-related compensation, occupancy costs and advertising expenses. As a percent of segment revenues, SG&A in the current period declined 120 basis points as compared to the prior-year period due to the leveraging effect of increased revenues partially offset by costs associated with new store openings.

The increase in SG&A for the credit segment was driven by customer receivable portfolio growth resulting in higher compensation costs related to collections personnel.

Provision for Bad Debts

	Year ended January 31,
(dollars in thousands)	2014	2013	Change
Provision for bad debts:
Retail Segment	$468	$758	$(290)
Credit segment	95,756	46,901	48,855
Provision for bad debts - Consolidated	$96,224	$47,659	$48,565
Provision for bad debts - Credit segment, as a percent of average portfolio balance	11.0%	7.0%

The increase in provision for bad debts was driven by a $326.7 million, or 44.1% growth in the outstanding receivable portfolio balance. Additionally, the provision for bad debts rose due to higher than anticipated charge-offs during fiscal year 2014 and deterioration in the delinquency rate for accounts greater than 60 days past due from 7.1% as of January 31, 2013 to 8.8% as of January 31, 2014.

Charges and credits

	Year ended January 31,
(in thousands, except number of stores)	2014	2013	Change
Store and facility closure and relocation costs	$2,117	$869	$1,248
Costs related to office relocation	—	1,202	(1,202)
Employee severance	—	628	(628)
Vehicle lease termination	—	326	(326)
	$2,117	$3,025	$(908)

We closed, and in some cases relocated, a number of underperforming retail locations during fiscal years 2014 and 2013. In connection with these closures and relocations, we provided reserves for future lease obligations and adjust such obligations as more information becomes available. During the twelve months ended January 31, 2014 and 2013, we incurred charges of $2.1 million and $0.9 million, respectively.

We relocated certain of our corporate operations from Beaumont to The Woodlands, Texas in the third quarter of fiscal year 2013. We incurred $1.2 million in pre-tax costs in connection with the relocation during the year ended January 31, 2013.

Interest Expense

Net interest expense for the year ended January 31, 2014 declined by $1.7 million primarily due to the repayment of outstanding asset-backed notes, which carried a higher effective interest rate, in April 2013. The entirety of our interest expense is included in the results of operations of the credit segment.

Provision for Income Taxes

	Year ended January 31,
(dollars in thousands)	2014	2013	Change
Provision (benefit) for income taxes	$53,070	$30,109	$22,961
As a percent of income before income taxes	36.2%	36.4%

Impact of Inflation and Changing Prices

We do not believe that inflation has had a material effect on our net sales or results of operations. However, price deflation, primarily in consumer electronics, has impacted our net sales and results of operations. Significant increases in oil and gasoline prices could adversely affect our customers’ shopping decisions and payment patterns. We rely heavily on our distribution system and our next day delivery policy to satisfy our customers’ needs and desires, and increases in oil and gasoline prices could result in increased distribution costs and delivery charges. If we are unable to effectively pass increased transportation costs on to the consumer, either by increased delivery costs or higher prices, such costs could adversely affect our results of operations. Conversely, significant decreases in oil and gasoline prices could negatively impact certain local economies in regions in which we have stores, impacting our customers employment or income, which could adversely affect our sales and collection of customer receivables.

Seasonality and Quarterly Results of Operations

Our business is seasonal with a higher portion of sales and operating profit realized during the fourth quarter due primarily to the holiday selling season. In addition, our results of operations and portfolio performance are stronger during our first quarter due primarily to the timing of personal income tax refunds received by our customers. Our quarterly results may fluctuate materially depending on factors such as the following:

•	timing of new product introductions, new store openings and store relocations;

•	sales contributed by new stores;

•	changes in our merchandise mix;

•	increases or decreases in comparable store sales;

•	changes in delinquency rates and amount of charge-offs with respect to customer accounts receivable;

•	the pace of growth or decline in the customer accounts receivable balance;

•	adverse weather conditions;

•	shifts in the timing of certain holidays and promotions; and

•	charges incurred in connection with store closures or other non-routine events.

Results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for a full fiscal year.

Customer Receivable Portfolio

We provide in-house financing to individual consumers on a short-term basis (maximum initial contractual term is 32 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using an installment contract, which requires a fixed monthly payment over a fixed term. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally provide for interest at the maximum rate allowed by the respective regulations in the states in which we operate, which generally range between 18% and 21%. In states where regulations do not generally limit the interest rate charged, we currently charge between 26% and 28%.

We offer no-interest option programs, with the majority of these accounts under our 12-month no-interest program. Monthly payments are required under our no-interest programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest program period (grace periods are provided), the account does not qualify for the no-interest provision and the terms of the account revert back to those of the executed installment contract resulting in interest over the entire term. A significant number of customers who purchase through our no-interest option programs meet the terms of the program, resulting in the payoff of those accounts and thus increasing the velocity of portfolio turnover.

In October 2014, we began offering 18- and 24-month equal-payment, no-interest finance programs to certain higher credit quality borrowers. Monthly payments are required under the program. If a customer is delinquent in making a scheduled monthly payment (grace periods are provided), the account begins accruing interest from the date of the last payment made. Amounts originated under our in-house finance program, that exceed one year in duration, are discounted to their present value at origination, resulting in a reduction in sales and customer receivables, and the discount amount is amortized into finance charges and other revenues over the term of the contract.

We regularly extend or "re-age" a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which was subsequently resolved and the customer indicates a willingness and ability to resume making monthly payments. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay us. Our re-aging of customer accounts does not change the interest rate and typically does not reduce the contractual payments due from the customer. We may also charge the customer an extension fee, which approximates the interest owed for the time period the contract was past due. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account or making two consecutive payments. Under these options, as with extensions, the customer must resolve the reason for delinquency and show a willingness and ability to resume making contractual monthly payments.

The following tables present, for comparison purposes, information about our credit portfolio:

	January 31,
(dollars in thousands, except average outstanding account balance)	2015	2014	2013
Total customer portfolio balance	$1,365,807	$1,068,270	$741,544
Weighted average credit score of outstanding balances	596	594	600
Number of active accounts	724,585	621,229	483,219
Weighted average months since origination of outstanding balance	8.5	8.4	9.3
Average outstanding account balance	$1,885	$1,720	$1,535
Percent of balances 60+ days past due to total customer portfolio balance (1)	9.7%	8.8%	7.1%
Percent of re-aged balances to total customer portfolio balance (1)	13.4%	11.3%	11.7%
Account balances re-aged more than six months	$41,932	$21,168	$19,071
Percent of total allowance for bad debts to total customer portfolio balance	10.8%	6.7%	5.9%
Percent of total customer portfolio balance represented by no-interest option receivables	32.8%	35.6%	27.3%
	Year ended January 31,
	2015	2014	2013
Total applications processed	1,221,075	989,862	750,439
Weighted average origination credit score of sales financed	608	602	614
Percent of total applications approved and utilized	44.9%	50.3%	48.6%
Average down payment	3.6%	3.5%	3.2%
Average income of credit customer at origination	$40,400	$39,700	$37,500
Average total customer portfolio balance	$1,193,211	$869,561	$669,029
Interest income and fee yield	17.7%	17.9%	18.6%
Percent of bad debt charge-offs, net of recoveries, to average total customer portfolio balance	10.1%	8.0%	8.0%
Weighted average monthly payment rate (2)	5.11%	5.28%	5.42%
Provision for bad debts as a percentage of average total customer portfolio balance	16.1%	11.0%	7.0%
Percent of retail sales paid for by:
In-house financing, including down payment received	78.0%	77.3%	70.9%
Third-party financing	10.8%	12.0%	14.8%
Third-party rent-to-own option	4.7%	3.1%	3.5%
	93.5%	92.4%	89.2%

(1)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(2)	Average monthly gross cash payments as a percentage of average gross principal balances outstanding at the beginning of each month in the period.
Our customer portfolio balance and related allowance for uncollectible accounts are segregated between customer accounts receivable and restructured accounts. Customer accounts receivable include all accounts for which payment term has not been cumulatively extended over 90 days or refinanced. Restructured accounts includes all accounts for which payment term has been re-aged in excess of three months or refinanced.

Customer accounts receivable consisted of the following:

	Total Outstanding Balance		60 Days Past Due (1)		Re-aged (1)
	January 31,		January 31,		January 31,
(in thousands)	2015	2014	2015	2014	2015	2014
Customer accounts receivable	$1,277,135	$1,022,914	$112,365	$82,486	$94,304	$75,414
Restructured accounts	88,672	45,356	20,722	11,917	88,672	45,356
Total customer portfolio balance	1,365,807	1,068,270	$133,087	$94,403	$182,976	$120,770
Allowance for uncollectible accounts	(146,982)	(71,801)
Allowances for no-interest option credit programs	(17,474)	(11,789)
Total customer accounts receivable, net	1,201,351	984,680
Short-term portion of customer accounts receivable, net	(643,094)	(527,267)
Long-term portion of customer accounts receivable, net	$558,257	$457,413

(1)
Amounts are based on end of period balances. Due to the fact that an account can become past due after having been re-aged, accounts could be represented in both the 60 days past due and re-aged columns shown above. The amounts included within both the 60 days past due and re-aged columns shown above as of January 31, 2015 and 2014 was $44.9 million and $27.4 million, respectively. The total customer portfolio balance past due one day or greater was $316.0 million and $249.3 million as of January 31, 2015 and 2014, respectively. These amounts include the 60 days past due totals shown above.

The following presents the activity in our the balance in the allowance for doubtful accounts and uncollectible interest for customer receivables:

	January 31, 2015			January 31, 2014
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$54,448	$17,353	$71,801	$27,702	$16,209	$43,911
Provision(1)	187,222	32,125	219,347	89,960	20,342	110,302
Principal charge-offs(2)	(113,525)	(19,661)	(133,186)	(57,433)	(17,443)	(74,876)
Interest charge-offs	(20,503)	(3,551)	(24,054)	(9,958)	(3,024)	(12,982)
Recoveries(2)	11,144	1,930	13,074	4,177	1,269	5,446
Allowance at end of period	$118,786	$28,196	$146,982	$54,448	$17,353	$71,801
Average total customer portfolio balance outstanding	$1,129,513	$63,698	$1,193,211	$828,172	$41,389	$869,561

(1)	Includes provision for uncollectible interest, which is included in finance charges and other.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest), and recoveries include principal collections during the period shown of previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

Our overall allowance for uncollectible accounts as a percentage of the total portfolio balance increased to 10.8% as of January 31, 2015 from 6.7% as of January 31, 2014 with the increase in provision for bad debts. The year-over-year increase was impacted by the following:

•	A 37.2% increase in the average receivable portfolio balance resulting from new store openings and same store growth over the past 12 months;

•	A 22.5% increase in the balances originated during the year compared to the prior year;

•
An increase of 90 basis points in the percentage of customer accounts receivable balances greater than 60 days delinquent to 9.7% at January 31, 2015. Delinquency increased year-over-year across product categories, geographic regions, years of origination and many of the credit quality levels;

•
Higher expected charge-offs over the next twelve-month period as losses are occurring at a faster pace than previously experienced, due to the increased number of new customers and continued elevation of our delinquency rates;

•
The decision to pursue collection of past and future charged-off accounts internally rather than selling charged off accounts to a third-party. This change resulted in $7.6 million in additional provision recorded during the third quarter of fiscal 2015 as recoveries are expected to occur over an extended time period, which resulted in a reduction in expected cash recoveries over the next twelve months; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $88.7 million, or 6.5% of the total portfolio balance, driving $11.8 million of the increase in provision for bad debts.

For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the outstanding portfolio balance rose from 5.3% as of January 31, 2014 to 9.3% as of January 31, 2015. The percentage of non-restructured accounts greater than 60 days past due increased 70 basis points over the prior year to 8.8% as of January 31, 2015. We expect delinquency levels and charge-offs to remain elevated over the short-term. The increase in delinquency and changes in expectations for customer performance and cash recoveries on charged-off accounts are reflected in our projection models, resulting in an increase in the level of losses we expect to realize over the next twelve months.

For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 38.3% as of January 31, 2014 as compared to 31.8% as of January 31, 2015. This 650 basis point reduction reflects the impact of lower delinquency rates and charge-offs from a year ago.

The percent of bad debt charge-offs (net of recoveries) to average outstanding balance was 8.0% for fiscal year 2014 compared to 10.1% for fiscal year 2015. The increase was primarily due to the higher level of delinquency experienced over the past twelve months.

As of January 31, 2015 and 2014, balances under no-interest finance programs were $448.3 million and $380.5 million, respectively. Amounts financed under these programs decreased to 32.8% of the total portfolio balance as of January 31, 2015 from 35.6% as of January 31, 2014 due to our discontinuation of the six-month program in August 2014 and reduced offering of the 12-month program offset by the late addition of the 18- and 24-month programs in October 2014. If the proportion of accounts financed under no-interest programs increases, the overall yield recognized on the average customer receivable balance will decline. Conversely, a decline in the proportion of accounts financed under no-interest programs will generally result in an increase in the overall yield recognized. The allowance for no-interest programs represents the portion of the accrued interest reported within customer accounts receivable at the end of each period which is not expected to be realized due to customers satisfying the requirements of the interest-free programs and is based on historical experience. The allowance for no-interest credit programs increased from 3.1% of the balance outstanding as of January 31, 2014 to 3.9% as of January 31, 2015 based on realized changes over the past 12 months in customer satisfaction of the interest-free program requirements.

Historical Static Loss Table

The following static loss analysis presents the cumulative percentage of balances charged off, based on the year the credit account was originated and the period the balance was charged off. The percentage computed below is calculated by dividing the cumulative net amount charged off since origination by the total balance of accounts originated during the applicable fiscal year. The net charge-off was determined by estimating, on a pro-rata basis, the amount of the recoveries received during a period that was allocable to the applicable origination period. As a result of our decision to pursue collections of past and future charged-off accounts internally rather than selling charged off accounts to a third-party, the recoveries received will happen later and the static loss rates will be higher than historical experience for the years prior to reaching terminal. For example, if our recoveries in the fourth quarter of fiscal 2015 were similar to the first three quarters, our static loss rates for each vintage year would be lower by 10 to 20 basis points.

	January 31, 2015
	Balance	% of balance	Cumulative loss rate as a % of balance originated (1)
Fiscal Year	Outstanding	Originated	Years from Origination
of Origination	(millions)	Outstanding	—	1	2	3	Terminal (2)
2006			0.3%	1.9%	3.6%	4.8%	5.8%
2007			0.2%	1.7%	3.5%	4.8%	5.7%
2008			0.2%	1.8%	3.6%	5.1%	5.9%
2009			0.2%	2.1%	4.6%	6.1%	6.6%
2010			0.2%	2.4%	4.6%	6.0%	6.0%
2011	$0.5	0.1%	0.4%	2.6%	5.2%	5.8%	6.0%
2012	$4.0	0.7%	0.2%	3.1%	5.5%	6.6%
2013	$37.9	5.2%	0.4%	5.2%	8.3%
2014	$300.3	27.9%	0.8%	8.2%
2015	$1,022.2	77.6%	1.1%

(1)
The loss rates for the balances originated in fiscal years after fiscal year 2012 may not be comparable to those for balances originated in earlier years as changes made to our collections policies during fiscal year 2012 resulted in accounts charging off earlier than in prior periods.

(2)	The terminal loss percentage presented represents the point at which that pool of loans has reached its maximum loss rate.

Liquidity and Capital Resources

We require liquidity and capital resources to finance our operations and future growth as we add new stores and markets, which in turn requires additional working capital for increased customer receivables and inventory. We finance our operations primarily through a combination of cash flow generated from operations and the use of our revolving credit facility. We may also obtain additional capital to fund our growth through additional borrowings, including bank debt, issuance of debt securities or other capital market transactions. If the repayment of amounts owed under our debt and other credit arrangements is accelerated for any reason, we may not have sufficient cash and liquid assets at such time to be able to immediately repay all the amounts owed under the facility. We believe, based on our current projections, that we have sufficient sources of liquidity to fund our operations and capital programs for at least the next twelve months.

Operating cash flows. During the twelve months ended January 31, 2015, net cash used by operating activities was $189.9 million, as compared to $210.3 million during the prior year. The decrease in net cash used by operating activities was primarily driven by an increase in net income after being adjusted for a significant amount of non-cash charges, primarily the increase in the provision for bad debts, as well as an increase in tenant improvement allowances received from landlords. Cash used in operating activities was also impacted by a higher cash use from working capital as our growth resulted in increase in customer accounts receivable during the twelve months ended January 31, 2015.

Investing cash flows. We sold three owned properties and received net proceeds of $19.3 million in July 2014 in connection with the sale, which were used to repay borrowings under our revolving credit facility. Net cash used in investing activities was $42.4 million for the year ended January 31, 2015 compared to $52.1 million for the year ended January 31, 2014. Capital expenditures increased primarily due to the construction of new stores, as well as store remodels and relocations, partially offset by the proceeds from the July 2014 sale.

Financing cash flows. In July 2014, we issued the Senior Notes and received net proceeds of $243.4 million, which was used to pay down outstanding balances under our revolving credit facility. Net cash provided by financing activities was $238.8 million for the year ended January 31, 2015 compared to $264.2 million during the year ended January 31, 2014. The decrease is primarily due to the net proceeds of $19.3 million from property sales that was used to repay borrowings under our revolving credit facility, as well as a lower amount of proceeds received from stock issued under employee benefit plans, offset by borrowings on our revolving credit facility to finance sales driven growth in the customer receivable portfolio.

Senior Notes. On July 1, 2014, we issued $250.0 million in senior unsecured notes due July 2022 (the "Senior Notes"), bearing interest at 7.25%, pursuant to an indenture dated July 1, 2014 (the "Indenture"), among Conn’s, Inc., its subsidiary guarantors (the "Guarantors") and U.S. Bank National Association, as trustee. The Senior Notes were sold at par, and resulted in net proceeds of $243.4 million, after deducting the initial purchasers’ discounts and commissions and other offering expenses. The net proceeds were used to repay outstanding borrowings under our revolving credit facility. The effective interest rate of the Senior Notes after giving effect to offering fees is 7.6%.

The Indenture restricts the Company's ability and the ability of certain of its subsidiaries to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock; (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period.

Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.

The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantors. The only direct or indirect subsidiaries of Conn’s, Inc. that are not Guarantors are minor subsidiaries. There are no restrictions on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of loans, advances or dividends, except as provided by applicable law.

In connection with the issuance and sale of the Senior Notes, the Company and the Guarantors entered into a registration rights agreement (the "Registration Rights Agreement") with the initial purchasers, dated July 1, 2014. Pursuant to the Registration Rights Agreement, the Company and the Guarantors have agreed to file a registration statement with the SEC so that holders of the Senior Notes can exchange the Senior Notes for registered notes that have substantially identical terms as the Senior Notes. In addition, the Company and the Guarantors have agreed to exchange the guarantee related to the Senior Notes for a registered guarantee having substantially the same terms as the original guarantee. The Company and the Guarantors will use commercially reasonable efforts to cause the exchange to be completed within 365 days of the issuance of the Senior Notes. The Company and the Guarantors are required to pay additional interest if they fail to comply with their obligations to register the Senior Notes within the specified time periods.

Revolving Credit Facility. Conn's, Inc. and certain of its subsidiaries (the "Borrowers") amended its asset-based revolving credit facility in connection with the issuance of the Senior Notes. The amendment provides for, among other things, the issuance of the Senior Notes and Indenture as well as related guarantees, upstream distributions from subsidiaries to Conn’s, Inc. (a holding company) for the payment of interest and principal on the Senior Notes and, under certain circumstances, optional and mandatory prepayment of the Senior Notes. The amendment also allows holders of the Senior Notes to receive payments even though they may be stockholders of the Company.

Our revolving credit facility with a syndicate of banks had capacity of $880.0 million as of January 31, 2015. The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The revolving credit facility bears interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). The weighted average interest rate on borrowings outstanding under the revolving credit facility was 3.2% at January 31, 2015.

The obligations under the revolving credit facility are secured by all assets of the Borrowers. The revolving credit facility restricts the amount of dividends we can pay.

As of January 31, 2015, we had total available borrowing capacity of $880.0 million under our revolving credit facility, net of standby letters of credit issued, available to us for general corporate purposes. Of this amount, $302.2 million was immediately available under the revolving credit facility as of January 31, 2015 and an additional $48.6 million may become available if we grow the balance of eligible customer receivables and total eligible inventory balances. Payments received on customer receivables averaged $71.8 million per month during the year ended January 31, 2015, and are available each month to fund new customer receivables generated. During fiscal year 2016, we expect to grow the balance of the credit portfolio. Our revolving credit facility provides us the ability to utilize letters of credit to secure our deductibles under our property and casualty insurance programs, among other acceptable uses. At January 31, 2015, we had outstanding letters of credit of $1.1 million under this facility.

Debt covenants. A summary of the significant financial covenants that govern our revolving credit facility, as amended, compared to our actual compliance status at January 31, 2015 is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum	1.53 to 1.00	1.10 to 1.00
Leverage ratio must be lower than required maximum	1.52 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed stated amount	4.78%	4.49%
Capital expenditures, net, must be lower than required maximum	$18.6 million	$75.0 million

All terms in the above table are defined by the revolving credit facility, as amended, and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly on a trailing 12-month basis, except for the cash recovery percentage, which is calculated monthly on a trailing three-month basis. The revolving credit facility is a significant factor relative to our ongoing liquidity and our ability to meet the cash needs associated with the growth of our business. Our inability to use this program because of a failure to comply with its covenants would adversely affect our business operations. Funding of current and future customer receivables under the borrowing facilities can be adversely affected if we exceed certain predetermined levels of re-aged customer receivables, write-offs, bankruptcies or other ineligible customer receivable amounts.

Capital expenditures. We lease all of our stores, and our plans for future store locations include primarily leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.0 million and $1.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.5 million and $1.0 million per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationship and funding sources and alternatives for new stores, which may include "sale-leaseback" or direct "purchase-lease" programs, as well as other funding sources for our purchase and construction of those projects. If we are successful in these relationship developments, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores, but could include full ownership. During fiscal year 2015, we opened 18 new stores and plan to open 15 to 18 new stores during fiscal year 2016. Our anticipated capital expenditures for fiscal year 2016 is between $15.0 million and $25.0 million, net of tenant improvement allowances. We expect to fund these estimated capital expenditures with cash from operations and borrowings under our revolving credit facility.

Other Initiatives. During fiscal year 2016, we will discontinue offering video game products, digital cameras, and certain tablets. During fiscal year 2015, net sales and product margin from the sale of these products was approximately $50.0 million and $5.0 million, respectively. We have experienced significantly higher charge-off rates and lower product margins associated with purchases of these products by our customers.

During fiscal year 2015, we reduced the use of short-term, no-interest financing programs by discontinuing the 6-month no-interest program, reducing the offering of the 12-month program to only certain higher credit quality borrowers, and began offering 18-month and 24-month equal-payment, no-interest finance programs to certain higher credit quality borrowers. A significant number of customers who purchase through our no-interest option programs meet the terms of the program, resulting in the payoff of those accounts and thus increasing the velocity of portfolio turnover. No-interest option programs, especially with higher credit quality borrowers, generally results in lower delinquency and charge-offs with an offset in lower interest income yield.

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of January 31, 2015:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt, including estimated interest payments:
Revolving credit facility (1)	$576,200	$16,972	$559,228	$—	$—
Senior notes	367,813	18,125	36,250	36,250	277,188
Other debt	1,002	434	521	47	—
Operating leases:
Real estate	360,595	42,130	81,825	75,715	160,925
Equipment	6,298	2,302	3,599	397	—
Contractual commitments (2)	135,611	133,688	1,923	—	—
Total	$1,447,519	$213,651	$683,346	$112,409	$438,113

(1)	Estimated interest payments are based on the outstanding balance as of January 31, 2015 and the interest rate in effect at that time.

(2)
Contractual commitments primarily includes commitments to purchase inventory of $79.6 million and capital expenditures of $49.5 million, with the remaining relating to commitments for advertising and other services. The timing of the payments is subject to change based upon actual receipt and the terms of payment with the vendor.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Certain accounting policies, as described below, are considered "critical accounting policies" because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact to our consolidated financial statements. We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates. A summary of all of our significant accounting policies is included in Note 1 to the Consolidated Financial Statements.

Customer accounts receivable and related allowance for doubtful accounts. Customer accounts receivable are originated at the time of sale and delivery of the various products and services. We include the amount of principal and accrued interest on those receivables that are expected to be collected within the next twelve months, based on contractual terms, in current assets on our consolidated balance sheets. Those amounts expected to be collected after twelve months, based on contractual terms, are included in long-term assets. Typically, customer receivables are considered delinquent if a payment has not been received on the scheduled due date. Accounts that are delinquent more than 209 days as of the end of a month are charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment is reversed and charged against the allowance for uncollectible interest. We have a secured interest in the merchandise financed by these receivables and therefore have the opportunity to recover a portion of any charged-off amount.

As part of our efforts to mitigate losses on accounts receivable, we may make loan modifications to a borrower experiencing financial difficulty that are intended to maximize the net cash flow after expenses, and avoid the need for litigation or repossession of collateral. We may re-age, refinance or otherwise extend the term of an account. Our re-age programs are offered to customers if they meet certain conditions of our re-age policy. Re-aging a customer’s account can result in updating it from a delinquent status to a current status. Our policy limits the number of months that an account can be re-aged to a maximum of twelve months. In accordance with accounting standards, accounts that have been re-aged in excess of three months or refinanced are accounted for and reported as Troubled Debt Restructuring ("TDR").

We monitor the aging of our past due accounts closely and focus our collection efforts on preventing accounts from becoming 60 days past due or greater, which is a leading indicator of potential charge-off. We record an allowance for doubtful accounts, including estimated uncollectible interest, for our customer accounts receivable that we expect to charge-off over the next twelve months based on our historical cash collection and net loss experience using a projection of monthly delinquency performance, cash collections and losses. In addition to pre-charge-off cash collections and charge-off information, estimates of post-charge-off recoveries, including cash payments, amounts realized from the repossession of the products financed and, at times, payments received under credit insurance policies are also considered.

We determine reserves for those accounts that are TDR based on the discounted present value of cash flows expected to be collected over the life of those accounts. The excess of the carrying amount over the discounted cash flow amount is recorded as a reserve for loss on those accounts.

As a result of our practice of re-aging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off could be impacted. If these accounts had been charged-off sooner the historical net loss rates might have been higher. As of January 31, 2015 and 2014, the balance of allowance for doubtful accounts and uncollectible interest for customer receivables was $147.0 million and $71.8 million, respectively. As of January 31, 2015 and 2014, the amount included in the allowance for doubtful accounts associated with principal and interest on TDR accounts was $28.2 million and $17.4 million, respectively. TDR accounts are segregated for reporting and measurement purposes. If the loss rate used to calculate the allowance for doubtful accounts on non-TDR loan principal and interest reserves was increased by 10% at January 31, 2015, we would have increased our provision for bad debts by $14.7 million for fiscal year 2015. The impact of a 10% unfavorable change in the net present value calculation on TDR accounts would increase our provision for bad debts by $2.8 million for fiscal year 2015.

Interest income on customer accounts receivable. Interest income is accrued using the interest method for installment contracts and is reflected in finance charges and other revenues. Typically, interest income is accrued until the contract or account is paid off or charged-off. We provide an allowance for estimated uncollectible interest. Interest income on installment contracts with our customers is calculated using the rule of 78s. In order to convert the interest income recognized to the interest method, we have recorded the excess earnings of rule of 78s over the interest method as deferred revenue on our balance sheets. This deferred interest will ultimately be brought into income as the accounts pay off or accounts amortize to the point that interest income under the interest method exceeds that which is being earned under rule of 78s. Interest income is recognized on short-term, interest-free credit programs based on our historical experience related to customers that fail to satisfy the requirements of the interest-free programs. Additionally, for sales on deferred interest and "same as cash" programs under our in-house finance programs that exceed one year in duration, we discount the sales to present value, resulting in a reduction in sales. We recognize interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows. At January 31, 2015 and 2014, there was $11.2 million and $16.9 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities.

Inventories. Inventories consist of merchandise purchased for resale and parts and are recorded at the lower of cost or market. The carrying value of the inventory is reduced to its net realizable value for any items with excess of carrying amount, typically weighted average cost, over the amount we expect to realize from the ultimate sale or other disposition of the inventory, with a corresponding charge to cost of sales. The write-down of inventory to net realizable value are estimated based on assumptions regarding inventory aging, projected consumer demand and market availability, and obsolescence of products on hand. A 10% difference in our actual inventory reserve at January 31, 2015, would have affected our cost of goods sold by $0.1 million.

Impairment of Long-Lived Assets. Long-lived assets are evaluated for impairment, primarily at the retail store level. We monitor store performance in order to assess if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store’s performance. For property and equipment held and used, we recognize an impairment loss if the carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. Fair value is determined by discounting the anticipated cash flows over the remaining term of the lease utilizing certain unobservable inputs. For the years ended January 31, 2015, 2014, and 2013, no impairment charges were recorded.

Vendor allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, training and promotion programs, referred to as vendor allowances, which are recorded on the accrual basis. The terms of vendor programs range between one month and one year. We estimate the vendor allowances to accrue based on the progress of satisfying the terms of the programs based on actual and projected sales or purchase of qualifying products. If the programs are related to product purchases, the vendor allowances are recorded as a reduction of product cost in inventory still on hand with any remaining amounts recorded as a reduction of cost of goods sold. During the years ended January 31, 2015, 2014 and 2013, we recorded $116.4 million, $89.3 million and $61.1 million, respectively, as reductions in cost of goods sold from vendor allowances.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current guidance. Upon adoption of ASU 2014-09, entities are required to recognize revenue using the following comprehensive model: (1) identify contracts with customers, (2) identify the performance obligations in contracts, (3) determine transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue as each performance obligation is satisfied. ASU 2014-09 is effective for us beginning in the first quarter of fiscal year 2018 and will result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. We are currently assessing the impact the new standard will have on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates. We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. Our Senior Notes bear interest at a fixed rate and would not be affected by interest rate changes.

Interest rates under our revolving credit facility are variable and bear interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). As of January 31, 2015 and 2014, the balance outstanding under our revolving credit facility was $528.1 million and $535.0 million, respectively. A 100 basis point increase in interest rates on the revolving credit facility would increase our borrowing costs by $5.3 million over a 12-month period, based on the balance outstanding at January 31, 2015.

Net portfolio yield, which is defined as the interest income and fees earned from our customer portfolio balance less charge-offs and interest expense from our debt instruments, is affected by changes in the level of interest rates under our revolving credit facility. Our customer portfolio balance is primarily made up of fixed term, fixed payment installment contracts. Also, because most of our credit programs have interest rates equal to the highest rate allowable under applicable state laws, we have limited ability to pass higher borrowing costs along to future consumer credit contracts; therefore, our net portfolio yield will be impacted by the variable interest rate under our revolving credit facility.

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

Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment and those criteria, management believes that, as of January 31, 2015, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of January 31, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Conn’s, Inc.
The Woodlands, Texas
March 31, 2015

/s/ Mark A. Haley
Mark A. Haley
Interim Chief Financial Officer

/s/ Theodore M. Wright
Theodore M. Wright
Chief Executive Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conn’s, Inc.

We have audited Conn’s, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Conn’s, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Conn’s, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Conn’s, Inc. and subsidiaries as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2015 of Conn’s, Inc. and subsidiaries and our report dated March 31, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 31, 2015

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conn’s, Inc.

We have audited the accompanying consolidated balance sheets of Conn’s, Inc. and subsidiaries as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conn’s, Inc. and subsidiaries at January 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Conn’s, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 31, 2015

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$12,223	$5,727
Customer accounts receivable, net of allowance of $78,681 and $38,447, respectively	643,094	527,267
Other accounts receivable	67,703	51,480
Inventories	159,068	120,530
Deferred income taxes	20,040	20,284
Income taxes recoverable	11,058	2,187
Prepaid expenses and other assets	12,529	8,120
Total current assets	925,715	735,595
Long-term portion of customer accounts receivable, net of allowance of $68,301 and $33,354, respectively	558,257	457,413
Property and equipment, net	120,218	86,842
Deferred income taxes	33,505	7,721
Other assets	9,627	10,415
Total assets	$1,647,322	$1,297,986
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$395	$420
Accounts payable	85,355	82,861
Accrued compensation and related expenses	12,151	11,390
Accrued expenses	27,479	17,844
Income taxes payable	3,450	2,924
Deferred revenues and other credits	16,179	13,488
Total current liabilities	145,009	128,927
Deferred rent	52,792	22,013
Long-term debt	774,015	535,631
Other long-term liabilities	21,836	22,125
Total liabilities	993,652	708,696
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000 and 50,000 shares authorized, respectively; 36,352 and 36,128 shares issued, respectively)	364	361
Additional paid-in capital	231,395	225,631
Accumulated other comprehensive loss	—	(100)
Retained earnings	421,911	363,398
Total stockholders’ equity	653,670	589,290
Total liabilities and stockholders' equity	$1,647,322	$1,297,986

See notes to consolidated financial statements.
CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended January 31,
	2015	2014	2013
Revenues:
Product sales	$1,117,909	$903,917	$649,516
Repair service agreement commissions	90,009	75,671	51,648
Service revenues	13,058	12,252	13,103
Total net sales	1,220,976	991,840	714,267
Finance charges and other	264,242	201,929	150,765
Total revenues	1,485,218	1,193,769	865,032
Costs and expenses:
Cost of goods sold, including warehousing and occupancy costs	718,622	588,721	454,682
Cost of service parts sold, including warehousing and occupancy costs	6,220	5,327	5,965
Delivery, transportation and handling costs	52,204	36,177	22,678
Selling, general and administrative expenses	390,176	303,351	230,511
Provision for bad debts	192,439	96,224	47,659
Charges and credits	5,690	2,117	3,025
Total costs and expenses	1,365,351	1,031,917	764,520
Operating income	119,867	161,852	100,512
Interest expense	29,365	15,323	17,047
Other expense, net	—	10	744
Income before income taxes	90,502	146,519	82,721
Provision for income taxes	31,989	53,070	30,109
Net income	$58,513	$93,449	$52,612
Earnings per share:
Basic	$1.61	$2.61	$1.60
Diluted	$1.59	$2.54	$1.56
Weighted average common shares outstanding:
Basic	36,232	35,779	32,862
Diluted	36,900	36,861	33,768

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended January 31,
	2015	2014	2013
Net income	$58,513	$93,449	$52,612
Change in fair value of hedges	155	190	107
Impact of provision for income taxes on comprehensive income	(55)	(67)	(37)
Comprehensive income	$58,613	$93,572	$52,682

See notes to consolidated financial statements

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance January 31, 2012	32,139	$321	$136,006	$(293)	$217,337	$353,371
Issuance of common stock	2,233	22	55,973	—	—	55,995
Exercise of options, net of tax	654	8	9,056	—	—	9,064
Issuance of common stock under Employee Stock Purchase Plan	29	—	393	—	—	393
Vesting of restricted stock	136	1	—	—	—	1
Stock-based compensation	—	—	2,944	—	—	2,944
Net income	—	—	—	—	52,612	52,612
Change in fair value of hedges, net of tax of $37	—	—	—	70	—	70
Balance January 31, 2013	35,191	352	204,372	(223)	269,949	474,450
Exercise of options, net of tax	817	8	16,323	—	—	16,331
Issuance of common stock under Employee Stock Purchase Plan	28	—	987	—	—	987
Vesting of restricted stock	91	1	—	—	—	1
Stock-based compensation	—	—	3,949	—	—	3,949
Net income	—	—	—	—	93,449	93,449
Change in fair value of hedges, net of tax of $67	—	—	—	123	—	123
Balance January 31, 2014	36,127	361	225,631	(100)	363,398	589,290
Exercise of options, net of tax	91	1	598	—	—	599
Issuance of common stock under Employee Stock Purchase Plan	41	1	1,069	—	—	1,070
Vesting of restricted stock	92	1	—	—	—	1
Stock-based compensation	—	—	4,097	—	—	4,097
Net income	—	—	—	—	58,513	58,513
Change in fair value of hedges, net of tax of $55	—	—	—	100	—	100
Balance January 31, 2015	36,351	$364	$231,395	$—	$421,911	$653,670

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended January 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$58,513	$93,449	$52,612
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21,604	16,817	13,891
Provision for bad debts and uncollectible interest	219,347	110,302	55,799
Loss on extinguishment of debt	—	—	897
Stock-based compensation expense	4,097	3,949	2,945
Excess tax benefits from stock-based compensation	(1,293)	(5,706)	(1,359)
Charges, net of credits, for store and facility closures and relocations	3,646	2,117	869
Deferred income taxes	(25,540)	(1,187)	(16)
Loss (gain) from sale of property and equipment	(211)	10	(153)
Tenant improvement allowances received from landlords	23,781	10,047	2,274
Other	47	—	(202)
Change in operating assets and liabilities:
Customer accounts receivable	(436,018)	(403,921)	(157,335)
Other accounts receivables	(8,087)	(5,730)	(7,021)
Inventories	(38,537)	(46,846)	(11,145)
Other assets	(4,480)	(1,403)	(7,851)
Accounts payable	(3,374)	13,252	24,897
Accrued expenses	6,548	4,120	1,631
Income taxes	(8,345)	(3,761)	7,916
Deferred revenues and other credits	(4,253)	1,085	(1,650)
Deferred rent	2,654	3,144	198
Net cash used in operating activities	(189,901)	(210,262)	(22,803)
Cash flows from investing activities:
Purchase of property and equipment	(61,696)	(52,127)	(32,353)
Proceeds from sales of property	19,283	44	22,882
Net cash used in investing activities	(42,413)	(52,083)	(9,471)
Cash flows from financing activities:
Borrowings from revolving credit facility	487,305	451,593	237,896
Payments on revolving credit facility	(494,150)	(179,038)	(288,744)
Proceeds from issuance of senior notes, net of issuance costs	243,400	—	—
Proceeds from issuance of asset-backed notes	—	—	103,025
Payments on asset-backed notes	—	(32,513)	(71,167)
Changes in restricted cash balances	—	4,717	(4,717)
Payments on real estate note	—	—	(8,000)
Proceeds from issuance of common stock	—	—	55,995
Proceeds from stock issued under employee benefit plans	1,669	17,318	9,457
Other	586	2,146	(3,887)
Net cash provided by financing activities	238,810	264,223	29,858
Net change in cash and cash equivalents	6,496	1,878	(2,416)
Cash and cash equivalents, beginning of period	5,727	3,849	6,265
Cash and cash equivalents, end of period	$12,223	$5,727	$3,849
Non-cash investing and financing activities:
Purchases of property and equipment with debt financing	$304	$797	$—
Property and equipment purchases not yet paid	$5,867	$—	$—
Supplemental cash flow data:
Cash interest paid	$26,056	$11,689	$13,639
Cash income taxes paid, net	$64,738	$52,405	$21,653

See notes to consolidated financial statements.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business. Conn’s is a leading specialty retailer that offers a broad selection of quality, branded durable consumer goods and related services in addition to a proprietary credit solution for its core credit constrained consumers. We operate an integrated and scalable business through our retail stores and website. Our complementary product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit offering provides financing solutions to a large, underserved population of credit constrained consumers who typically have limited banking options and have credit scores between 550 and 650.

We operate two reportable segments: retail and credit. Our retail stores bear the "Conn’s" or "Conn’s HomePlus" name and deliver the same products and services to a common customer group. All of the retail stores follow the same procedures and methods in managing their operations. Our retail business and credit business are operated independently from each other. The credit segment is dedicated to providing short- and medium-term financing for our retail customers. The retail segment is not involved in credit approval decisions. Our management evaluates performance and allocates resources based on the operating results of the retail and credit segments.

Principles of Consolidation. The consolidated financial statements include the accounts of Conn’s, Inc. and its wholly-owned subsidiaries. Conn’s, Inc., a Delaware corporation, is a holding company with no independent assets or operations other than its investments in its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In April of 2012, we transferred certain customer receivables to a bankruptcy-remote, variable-interest entity ("VIE") in connection with a securitization. The VIE, which was consolidated within the consolidated financial statements, issued debt secured by the customer receivables that were transferred to it, which were included in customer accounts receivable and long-term portion of customer accounts receivable. On April 15, 2013, the VIE redeemed the then outstanding asset-backed notes and the remaining customer receivables were transferred back to us.

Fiscal Year. Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Vendor Allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, training and promotion programs, collectively referred to as vendor allowances, which are recorded on the accrual basis. We estimate the vendor allowances to accrue based on the progress of satisfying the terms of the programs based on actual and projected sales or purchase of qualifying products. If the programs are related to product purchases, the vendor allowances are recorded as a reduction of product cost in inventory still on hand with any remaining amounts recorded as a reduction of cost of goods sold. During the years ended January 31, 2015, 2014 and 2013, we recorded $116.4 million, $89.3 million and $61.1 million, respectively, as reductions in cost of goods sold from vendor allowances.

Earnings per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effects of any stock options and restricted stock units granted, which is calculated using the treasury-stock method. The following table sets forth the shares outstanding for the earnings per share calculations:

	Year Ended January 31,
(in thousands)	2015	2014	2013
Weighted average common shares outstanding - Basic	36,232	35,779	32,862
Assumed exercise of stock options	545	866	763
Unvested restricted stock units	123	216	143
Weighted average common shares outstanding - Diluted	36,900	36,861	33,768

For the years ended January 31, 2015, 2014 and 2013, the weighted average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 116,000, 35,000 and 600,000, respectively.

Cash and Cash Equivalents. We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Credit card deposits in-transit of $6.5 million and $2.4 million, as of January 31, 2015 and 2014, respectively, are included in cash and cash equivalents.

Inventories. Inventories consist of finished goods or parts and are valued at the lower of weighted average cost or market.

Property and Equipment. Property and equipment, including any major additions and improvements to property and equipment, are recorded at cost. Normal repairs and maintenance that do not materially extend the life of property and equipment are charged to operating expenses as incurred. Depreciation, which includes amortization of capitalized leases, is computed on the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the shorter of the estimated useful lives or the remaining terms of the respective leases.

Internal-Use Software Costs. Costs related to software developed or obtained for internal use are expensed as incurred until the application development stage has been reached. Once the application development stage has been reached, certain qualifying costs are capitalized until the software is ready for its intended use.

Impairment of Long-Lived Assets. Long-lived assets are evaluated for impairment, primarily at the retail store level. We monitor store performance in order to assess if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store’s performance. For property and equipment held and used, we recognize an impairment loss if the carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and estimated fair value. Fair value is determined by discounting the anticipated cash flows over the remaining term of the lease utilizing certain unobservable inputs. (Level 3). For the years ended January 31, 2015, 2014, and 2013, no impairment charges were recorded.

Customer accounts receivable and related allowance for doubtful accounts. Customer accounts receivable are originated at the time of sale and delivery of the various products and services. Based on contractual terms, we record the amount of principal and accrued interest on customer receivables that is expected to be collected within the next twelve months in current assets with the remaining balance in long-term assets on the consolidated balance sheet. Customer receivables are considered delinquent if a payment has not been received on the scheduled due date. Accounts that are delinquent more than 209 days as of the end of a month are charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment is reversed and charged against the allowance for uncollectible interest.

In an effort to mitigate losses on our accounts receivable, we may make loan modifications to a borrower experiencing financial difficulty. The loan modifications are intended to maximize net cash flow after expenses and avoid the need to repossess collateral or exercise legal remedies available to us. We may extend the loan term, refinance or otherwise re-age an account. We consider accounts that have been re-aged in excess of three months or refinanced as Troubled Debt Restructurings ("TDR" or "Restructured Accounts").

We record an allowance for doubtful accounts, including estimated uncollectible interest, for our non-TDR customer accounts receivable that we expect to charge-off over the next twelve months based on our historical cash collection and net loss experience using a projection of monthly delinquency performance, cash collections and losses. In addition to pre-charge-off cash collections and charge-off information, estimates of post-charge-off recoveries, including cash payments, amounts realized from the repossession of the products financed and payments received under credit insurance policies are also considered. We determine allowances for those accounts that are TDR based on the discounted present value of cash flows expected to be collected over the life of those accounts. The excess of the carrying amount over the discounted cash flow amount is recorded as a allowance for loss on those accounts.

Interest income on customer accounts receivable. Interest income is accrued using the interest method for installment contracts and is reflected in finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off. We provide an allowance for estimated uncollectible interest. Interest income on installment contracts with our customers is calculated using the rule of 78s. In order to convert the interest income recognized to the interest method, we have recorded the excess earnings of rule of 78s over the interest method as deferred revenue on our balance sheets. This deferred interest will ultimately be brought into income as the accounts pay off or accounts amortize to the point that interest income under the interest method exceeds that which is being earned under rule of 78s. Interest income is recognized on short-term, interest-

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

free credit programs based on our historical experience related to customers that fail to satisfy the requirements of the interest-free programs. Additionally, for sales on deferred interest and "same as cash" programs under our in-house finance programs that exceed one year in duration, we discount the sales to present value, resulting in a reduction in sales. We recognize interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows. At January 31, 2015 and 2014, there was $11.2 million and $16.9 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities.

We typically only place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. Customer receivables carried in non-accrual status were $13.7 million and $12.2 million at January 31, 2015 and 2014, respectively. Customer receivables that were past due 90 days or more and still accruing interest totaled $97.1 million and $63.3 million at January 31, 2015 and 2014, respectively.

Revenue Recognition. Revenue from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenue is recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates or other free products or services and discounts of sales on advertised credit that extend beyond one year. We sell repair service agreements and credit insurance contracts on behalf of unrelated third-parties. For contracts where third-parties are the obligor on the contract, commissions are recognized in revenue at the time of sale, and in the case of retrospective commissions, at the time that they are earned.

Sales financed by us under short-term, interest free credit programs are recognized at the time the customer takes possession of the product, consistent with the above stated policy. Considering the short-term nature of interest-free programs for terms less than one year, sales are recorded at full value and are not discounted. Sales financed by us under longer term, interest-free programs are recorded at their net present value. Sales on interest free programs under third-party programs typically require us to pay the third-party a fee on each completed sale, which is recorded as a reduction of net sales in the retail segment.

We classify amounts billed to customers relating to shipping and handling as revenues. Delivery, transportation and handling costs are reported separately from cost of goods sold. We record and report all sales taxes collected on a net basis in the financial statements.

Stock-based Compensation. For stock option grants, we use the Black-Scholes model to determine fair value. For grants of restricted stock units, the fair value of the grant is the market value of our stock at the date of issuance. Stock-based compensation expense is recorded, net of estimated forfeitures, on a straight-line basis over the vesting period of the applicable grant.

Self-insurance. We are self-insured for certain losses relating to group health, workers’ compensation, automobile, general and product liability claims. We have stop-loss coverage to limit the exposure arising from these claims. Self-insurance losses for claims filed and claims incurred, but not reported, are accrued based upon our estimates of the aggregate liability for claims incurred using development factors based on historical experience.

Expense Classifications. We record as cost of goods sold, the direct cost of products sold, any related inbound freight costs, and receiving costs, inspection costs, and other costs associated with the operations of our distribution system, including occupancy related to our warehousing operations. In addition, we record as cost of service parts sold, the direct cost of parts used in our service operation and the related inbound freight costs, purchasing and receiving costs, inspection costs, internal transfer costs, and other costs associated with the parts distribution operation. The costs associated with our merchandising function, including product purchasing, advertising, sales commissions, and all store occupancy costs, are included in selling, general and administrative expense.

Advertising costs are expensed as incurred. Advertising expense for the years ended January 31, 2015, 2014 and 2013, was $81.8 million, $50.7 million and $34.7 million, respectively.

Income Taxes. We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. We follow the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards, as measured using the enacted tax rates expected to be in effect when the temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. To the extent penalties and interest are incurred, we record these charges as a component of our provision for income taxes.

We review and update our tax positions as necessary to add any new uncertain tax positions taken, or to remove previously identified uncertain positions that have been adequately resolved. Additionally, uncertain positions may be remeasured as warranted by changes in facts or law. Accounting for uncertain tax positions requires estimating the amount, timing and likelihood of ultimate settlement.

Accounting for Leases. We lease all of our current store locations and certain of our facilities and operating equipment under operating leases. The fixed, non-cancelable terms of our real estate leases are generally five to 15 years and generally include renewal options that allow us to extend the term beyond the initial non-cancelable term. Most of the real estate leases require payment of real estate taxes, insurance and certain common area maintenance costs in addition to future minimum lease payments. Equipment leases generally provide for initial lease terms of three to seven years and provide for a purchase right at the end of the lease term at the then fair market value of the equipment.

Certain of our operating leases contain predetermined fixed escalations of the minimum rental payments over the lease. For these leases, we recognize the related rental expense on a straight-line basis over the term of the lease, which commences for accounting purposes on the date we have access and control over the leased store (possession). Possession generally occurs prior to the making of any lease payments and approximately 90 to 120 days prior to the opening of a store. In the early years of a lease with rent escalations, the recorded rent expense will exceed the actual cash payments. The amount of rent expense that exceeds the cash payments is recorded as deferred rent in the consolidated balance sheet. In the later years of a lease with rent escalations, the recorded rent expense will be less than the actual cash payments. The amount of cash payments that exceed the rent expense is then recorded as a reduction to deferred rent. As of January 31, 2015 and 2014, deferred rent related to lease agreements with escalating rent payments, including both the current and long-term portion, was $15.9 million and $10.6 million, respectively.

Additionally, certain operating leases contain terms which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement (tenant allowances). We record the amount to be remitted by the landlord as a tenant allowance receivable as we earn it under the terms of the contract. At the same time, we record deferred rent in an equal amount in the consolidated balance sheet. The tenant allowance receivable is reduced as cash is received from the landlord, while the deferred rent is amortized as a reduction to rent expense over the lease term. As of January 31, 2015 and 2014, deferred rent related to tenant allowances, including both current and long-term portions, was $42.7 million and $13.5 million, respectively.

Contingencies. An estimated loss from a contingency is recorded if it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Gain contingencies are not recorded until realization is assured beyond a reasonable doubt. Legal costs related to loss contingencies are expensed as incurred.

Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized using defined hierarchical levels related to subjectivity associated with the inputs to fair value measurements as follows:

•	Level 1 – Quoted prices available in active markets for identical assets or liabilities

•	Level 2 – Pricing inputs not quoted in active markets but either directly or indirectly observable

•	Level 3 – Significant inputs to pricing that have little or no transparency with inputs requiring significant management judgment or estimation.

The fair value of cash and cash equivalents and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a Level 3 discounted cash flow analysis, approximates their carrying amount. The fair value of our revolving credit facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At January 31, 2015, the fair value of the Company's 7.25% senior notes, which was determined using Level 1 inputs, was $208.8 million as compared to the carrying value of $250.0 million, excluding the impact of the related discount.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current guidance. Upon adoption of ASU 2014-09, entities are required to recognize revenue using the following comprehensive model: (1) identify contracts with customers, (2) identify the performance obligations in contracts, (3) determine transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue as each performance obligation is satisfied. ASU 2014-09 is effective for us beginning in the first quarter of fiscal year 2018 and will result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. We are currently assessing the impact the new standard will have on our financial statements.

Reclassifications.  Certain reclassifications have been made to prior year fiscal year amounts and balances to conform to the presentation in the current fiscal year. On the consolidated balance sheets, income taxes recoverable is shown separately and was reclassified out of prepaid expenses and other assets, the long-term portion of deferred rent is shown separately and was reclassified out of accrued expenses for deferred rent related to lease agreements with escalating rent payments and out of other long-term liabilities for deferred rent related to tenant allowances, and certain long-term deferred revenue balances were reclassified from deferred revenues and other credits into other long-term liabilities. Accordingly, the balance sheet as of January 31, 2014 includes a correction of an immaterial error in classification of $13.7 million decreasing current liabilities and increasing long-term liabilities. On the consolidated statement of operations, delivery, transportation and handling costs is shown separately and was reclassified out of selling, general and administrative expenses. On the consolidated statements of cash flows, tenant improvement allowances received from landlords, changes in other accounts receivables and changes in deferred rents is shown separately and was reclassified out of changes in other assets and accrued expenses. These reclassifications did not impact consolidated operating income, net income, or net cash used in operating activities.

2.	Charges and Credits

Charges and credits consisted of the following:

	Year Ended January 31,
(in thousands)	2015	2014	2013
Store and facility closure and relocation costs	$3,646	$2,117	$869
Legal and professional fees related to the exploration of strategic alternative and class action lawsuits	1,135	—	—
Costs related to office relocation	—	—	1,202
Employee severance	909	—	628
Vehicle lease terminations	—	—	326
	$5,690	$2,117	$3,025

3.	Finance Charges and Other Revenues

Finance charges and other revenues consisted of the following:

	Year ended January 31,
(in thousands)	2015	2014	2013
Interest income and fees	$211,063	$155,703	$124,484
Insurance commissions	50,613	44,704	25,045
Other income	2,566	1,522	1,236
	$264,242	$201,929	$150,765

Interest income and fees and insurance commissions are derived from the credit segment operations, whereas other income is derived from the retail segment operations. Interest income and fees on customer receivables is reduced by provisions for uncollectible interest of $27.5 million, $14.9 million and $8.1 million, respectively, for the years ended January 31, 2015, 2014 and 2013. The amount included in interest income and fees on customer receivables related to TDR accounts for the years ended January 31, 2015, 2014 and 2013 is $9.1 million and $4.4 million and $4.1 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Customer Accounts Receivable

	Total Outstanding Balance		60 Days Past Due (1)		Re-aged (1)
	January 31,		January 31,		January 31,
(in thousands)	2015	2014	2015	2014	2015	2014
Customer accounts receivable	$1,277,135	$1,022,914	$112,365	$82,486	$94,304	$75,414
Restructured accounts	88,672	45,356	20,722	11,917	88,672	45,356
Total customer portfolio balance	1,365,807	1,068,270	$133,087	$94,403	$182,976	$120,770
Allowance for uncollectible accounts	(146,982)	(71,801)
Allowances for no-interest option credit programs	(17,474)	(11,789)
Total customer accounts receivables, net	1,201,351	984,680
Short-term portion of customer accounts receivable, net	(643,094)	(527,267)
Long-term portion of customer accounts receivable, net	$558,257	$457,413

(1)
Amounts are based on end of period balances. Due to the fact that an account can become past due after having been re-aged, accounts could be represented in both the past due and re-aged columns shown above. As of January 31, 2015 and 2014, the amounts included within both the past due and re-aged columns shown above was $44.9 million and $27.4 million, respectively. The total customer portfolio balance past due one day or greater was $316.0 million and $249.3 million as of January 31, 2015 and 2014, respectively. These amounts include the 60 days past due totals shown above.

The following presents the activity in our balance in the allowance for doubtful accounts and uncollectible interest for customer receivables:

	January 31, 2015
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$54,448	$17,353	$71,801
Provision(1)	187,222	32,125	219,347
Principal charge-offs(2)	(113,525)	(19,661)	(133,186)
Interest charge-offs	(20,503)	(3,551)	(24,054)
Recoveries(2)	11,144	1,930	13,074
Allowance at end of period	$118,786	$28,196	$146,982
Average total customer portfolio balance	$1,129,513	$63,698	$1,193,211

	January 31, 2014
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$27,702	$16,209	$43,911
Provision(1)	89,960	20,342	110,302
Principal charge-offs(2)	(57,433)	(17,443)	(74,876)
Interest charge-offs	(9,958)	(3,024)	(12,982)
Recoveries(2)	4,177	1,269	5,446
Allowance at end of period	$54,448	$17,353	$71,801
Average total customer portfolio balance	$828,172	$41,389	$869,561

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 31, 2013
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$24,518	$25,386	$49,904
Provision(1)	42,772	13,027	55,799
Principal charge-offs(2)	(36,647)	(20,555)	(57,202)
Interest charge-offs	(5,456)	(3,060)	(8,516)
Recoveries(2)	2,515	1,411	3,926
Allowance at end of period	$27,702	$16,209	$43,911
Average total customer portfolio balance	$629,423	$39,606	$669,029

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest), and recoveries include principal collections during the period shown of previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

5.	Property and Equipment

Property and equipment consist of the following:

	Estimated	January 31,
(in thousands, except years)	Useful Lives	2015	2014
Land	N/A	$5,359	$7,855
Buildings	30 years	1,233	1,737
Equipment and fixtures	3-5 years	44,846	36,520
Leasehold improvements	5-15 years	169,885	139,448
		221,323	185,560
Less accumulated depreciation		(101,105)	(98,718)
Property and equipment, net		$120,218	$86,842

During the years ended January 31, 2015 and 2013, we received net proceeds of $19.3 million and $22.4 million, respectively, from the sale and long-term lease back of owned properties. The gains associated with these sales were deferred and are being amortized over the life of the leases associated with those properties. There were no sales and lease back transactions during the year ended January 31, 2014.

6.	Accrual for Store Closures

We have closed or relocated retail locations that did not perform at a level we expect for mature store locations. Certain of the closed or relocated stores had noncancellable lease agreements, resulting in the accrual of the present value of the remaining lease payments and estimated related occupancy obligations, net of estimated sublease income. Adjustments to these projections for changes in estimated marketing times and sublease rates, as well as other revisions, are made to the obligation as further information related to the actual terms and costs become available.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents detail of the activity in the accrual for store closures:

	January 31,
(in thousands)	2015	2014
Balance at beginning of period	$4,316	$5,071
Accrual for additional closures	2,946	136
Adjustments	(136)	2,092
Cash payments, net of sublease income	(4,569)	(2,983)
Balance at end of period	2,557	4,316
Current portion, included in accrued expenses	(819)	$(1,957)
Long-term portion, included in other long-term liabilities	$1,738	$2,359

7.	Debt

Debt consisted of the following:

	January 31,
(in thousands)	2015	2014
Revolving credit facility	$528,112	$534,956
7.25% Senior Notes	250,000	—
Other debt	933	1,095
Total debt	779,045	536,051
Less:
Discount on debt	(4,635)	—
Current portion of debt	(395)	(420)
Long-term debt	$774,015	$535,631

Senior Notes. On July 1, 2014, we issued $250.0 million in senior unsecured notes due July 2022 (the "Senior Notes"), bearing interest at 7.25%, pursuant to an indenture dated July 1, 2014 (the "Indenture"), among Conn’s, Inc., its subsidiary guarantors (the "Guarantors") and U.S. Bank National Association, as trustee. The Senior Notes were sold at par, and resulted in net proceeds of $243.4 million, after deducting the initial purchasers’ discounts and commissions and other offering expenses. The net proceeds were used to repay outstanding borrowings under our revolving credit facility. The effective interest rate of the Senior Notes after giving effect to offering fees and debt discount is 7.6%.

The Indenture restricts the Company's ability and the ability of certain of its subsidiaries to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock; (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period.

Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.

The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantors. The only direct or indirect subsidiaries of Conn’s, Inc. that are not Guarantors are minor subsidiaries. There are no restrictions on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of loans, advances or dividends, except as provided by applicable law.

In connection with the issuance and sale of the Senior Notes, the Company and the Guarantors entered into a registration rights agreement (the "Registration Rights Agreement") with the initial purchasers, dated July 1, 2014. Pursuant to the Registration
Rights Agreement, the Company and the Guarantors have agreed to file a registration statement with the SEC so that holders of the Senior Notes can exchange the Senior Notes for registered notes that have substantially identical terms as the Senior Notes. In addition, the Company and the Guarantors have agreed to exchange the guarantee related to the Senior Notes for a registered guarantee having substantially the same terms as the original guarantee. The Company and the Guarantors will use commercially reasonable efforts to cause the exchange to be completed within 365 days of the issuance of the Senior Notes. The Company and the Guarantors are required to pay additional interest if they fail to comply with their obligations to register the Senior Notes within the specified time periods.

Revolving Credit Facility. Conn's, Inc. and certain of its subsidiaries (the "Borrowers") amended its asset-based revolving credit facility in connection with the issuance of the Senior Notes. The amendment provides for, among other things, the issuance of the Senior Notes and Indenture as well as related guarantees, upstream distributions from subsidiaries to Conn’s, Inc. (a holding company) for the payment of interest and principal on the Senior Notes and, under certain circumstances, optional and mandatory prepayment of the Senior Notes. The amendment also allows holders of the Senior Notes to receive payments even though they may be stockholders of the Company.

Our revolving credit facility with a syndicate of banks had capacity of $880.0 million as of January 31, 2015. The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The revolving credit facility bears interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). The weighted average interest rate on borrowings outstanding under the revolving credit facility was 3.2% at January 31, 2015.

In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The obligations under the revolving credit facility are secured by all assets of the Borrowers. The revolving credit facility restricts the amount of dividends we can pay.

As of January 31, 2015, we had immediately available borrowing capacity of $302.2 million under our revolving credit facility, net of standby letters of credit issued, for general corporate purposes. We also had $48.6 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances. We pay fees in the amount of 25 basis points for the additional commitment amount. Our revolving credit facility provides us the ability to utilize letters of credit to secure our deductibles under our property and casualty insurance programs, among other acceptable uses. At January 31, 2015, we had outstanding letters of credit of $1.1 million under this facility.

Other. We were in compliance with our debt covenants at January 31, 2015.

Aggregate maturities of debt are as follows:

(in thousands)
Year ended January 31,
2016	$395
2017	295
2018	528,308
2019	47
2020	—
Thereafter	250,000
Total	$779,045

During the year ended January 31, 2012, we entered into interest rate cap option transactions with notional amounts of $100.0 million. These cap options were held for the purpose of hedging against variable interest rate risk related to the variability of cash flows in the interest payments on a portion of our variable-rate debt, based on the benchmark one-month LIBOR interest rate exceeding 1.0%. These cap options expired in August 2014.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income Taxes

The deferred tax assets and liabilities consisted of the following:

	January 31,
(in thousands)	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$43,258	$19,679
Deferred rent	5,645	3,753
Deferred gains on sale-leaseback transactions	3,144	1,734
Deferred revenue	2,743	1,641
Inventories	2,604	1,403
Stock-based compensation	1,725	1,513
State net operating loss carryforwards	1,498	2,180
State margin tax	1,226	1,032
Accrual for store closures	909	1,523
Other	1,494	1,254
	64,246	35,712
Valuation allowance	—	(2,180)
Total deferred tax assets	64,246	33,532
Deferred tax liabilities:
Sales tax receivable	(4,270)	(3,760)
Property and equipment	(4,356)	(632)
Other	(2,075)	(1,135)
Total deferred tax liabilities	(10,701)	(5,527)
Net deferred tax asset	$53,545	$28,005

As of January 31, 2014, we had a valuation allowance related to individual state net operating loss carryforwards due to the cumulative jurisdiction losses incurred over the three-year period then ended. For the three-year period ended January 31, 2015, we no longer had cumulative jurisdiction losses. Based upon our review of all evidence in existence at January 31, 2015, the valuation allowance was reversed as we believe it is more likely than not that all established deferred tax assets will be fully realized, based primarily on carrybacks, the reversal of existing taxable temporary differences, and projected future taxable income.

We had no uncertain tax positions at either January 31, 2015 or 2014.

Provision for income taxes consisted of the following:

	Year ended January 31,
(in thousands)	2015	2014	2013
Current:
Federal	$54,959	$52,208	$28,795
State	2,570	2,049	1,330
Total current	57,529	54,257	30,125
Deferred:
Federal	(23,712)	(1,061)	(38)
State	(1,828)	(126)	22
Total deferred	(25,540)	(1,187)	(16)
Provision for income taxes	$31,989	$53,070	$30,109

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes at the U.S. federal statutory tax rate and the total tax provision for each of the periods presented in the statements of operations follows:

	Year ended January 31,
(in thousands)	2015	2014	2013
Income tax provision at U.S. federal statutory rate	$31,676	$51,275	$28,952
State income taxes, net of federal benefit	1,893	1,489	878
Change in valuation allowance	(2,180)	—	—
Other	600	306	279
	$31,989	$53,070	$30,109

Tax returns for the fiscal years subsequent to January 31, 2009 remain open for examination by our major taxing jurisdictions.

9.	Leases

During the years ended January 31, 2015, 2014 and 2013, total rent expense was $39.4 million, $31.2 million and $22.1 million, respectively.

As of January 31, 2015, our minimum operating lease payments that have initial non-cancelable lease terms in excess of one year are as follows:

(in thousands)
Year ending January 31,
2016	$44,432
2017	43,557
2018	41,866
2019	38,927
2020	37,186
Thereafter	160,925
Total	$366,893

10.	Stockholders' Equity

Stockholders' Equity. On May 29, 2014, following approval by our stockholders on May 28, 2014, we amended our Certificate of Incorporation to increase the number of authorized shares of common stock, par value of $0.01 per share, from 50.0 million shares of common stock to 100.0 million shares of common stock.

Stockholders' Rights Plan. On October 6, 2014, we adopted a one-year stockholders' rights plan whereby the Board of Directors of the Company ("Board of Directors") declared a dividend of one right for each outstanding share of the Company's common stock to stockholders of record on October 16, 2014. Each right entitles the registered holder to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at a price of $155 per right. The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events. Subject to certain exceptions, the rights will separate from the shares of common stock and a distribution date will be deemed to occur on the earlier of (i) the tenth business day after a public announcement or filing that a person or group has become a beneficial owner of 10% or more of the Company's outstanding common stock after the adoption of the stockholders’ rights plan, or (ii) the tenth business day (or such later date as the Board of Directors may determine) after the commencement of, or announcement of an intention to commence, a tender or exchange offer that, if consummated, would result in a person or group becoming a beneficial owner of 10% or more of the Company's outstanding common stock. The rights will expire on October 5, 2015, unless exercised, redeemed or exchanged prior to that time. The Board of Directors may terminate the rights plan before the expiration date or extend the expiration date. The rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Offering. On December 12, 2012, we completed a common stock offering in which we sold 2,233,379 shares of common stock at a public offering price of $26.75 per share. We received net proceeds from the offering of $56.0 million, after deducting underwriting discounts and commissions and other offering-related expenses. Additionally, certain selling stockholders sold 4,091,621 shares in the offering. We did not receive any proceeds from the sale of shares by the selling stockholders.

11.	Stock-Based Compensation

We have an Incentive Stock Option Plan, an Omnibus Incentive Plan, a Non-Employee Director Stock Option Plan and a Director Restricted Stock Plan, which provide for grants of stock options and restricted stock units ("RSUs") to directors, officers and key employees. As of January 31, 2015, shares authorized for future issuance were: 544,427 under the Incentive Stock Option Plan; 448,388 under the Omnibus Incentive Plan; 50,000 under the Non-Employee Director Stock Option Plan; and 201,772 under the Director Restricted Stock Plan. Stock options and RSUs generally vest over periods of one to five years from the date of grant. Stock options under the various plans are issued at prices equal to the market value on the date of the grant and, typically, expire ten years after the date of grant.

Total stock-based compensation expense, recognized primarily in selling, general and administrative expenses, from stock-based compensation consisted of the following:

	Year Ended January 31,
(in thousands)	2015	2014	2013
Stock options	$825	$1,138	$1,332
RSUs	2,772	2,509	1,491
Employee stock purchase plan	500	302	122
	4,097	3,949	2,945

During fiscal year 2015, 2014, and 2013, we recognized tax benefits related to stock-based compensation of $1.2 million, $1.1 million, and $0.8 million, respectively.  As of January 31, 2015, the total unrecognized compensation cost related to all non-vested stock-based compensation awards was $10.1 million and is expected to be recognized over a weighted average period of 3.3 years.

Stock Options. The fair value for stock option awards was estimated at the grant date using the following weighted average assumptions (no options were granted during fiscal years 2015 and 2014):

	Year Ended January 31,
	2015	2014	2013
Risk free interest rate	N/A	N/A	0.5%
Expected lives in years	N/A	N/A	3.8
Expected volatility	N/A	N/A	64.4%
Expected dividends	N/A	N/A	$—
Grant date fair value	N/A	N/A	$10.42

The risk free interest rate was based on U.S. Treasury instruments in effect at the time of measurement with an equivalent remaining term. Due to the lack of adequate historical experience or other comparable information, we used a shortcut method to compute the weighted average expected life for the stock options granted based on the vesting period and the contractual term. The weighted average volatility was calculated using our historical volatility.

The following table summarizes the activity for outstanding stock options:

(shares in thousands)	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, January 31, 2014	1,080	$12.88
Exercised	(91)	$9.73
Forfeited and expired	(44)	$7.61
Outstanding, January 31, 2015	945	$13.43	3.9	$4.9 million
Vested and expected to vest, January 31, 2015	942	$13.45	3.9	$4.9 million
Exercisable, January 31, 2015	808	$13.12	3.4	$4.3 million

During fiscal year 2015, 2014 and 2013, the total intrinsic value of stock options exercised was $2.5 million, $23.9 million and $3.9 million, respectively.

Restricted Stock Units. The restricted stock program consists of a combination of performance-based RSUs and time-based RSUs. The number of performance-based RSUs issued under the program is dependent upon our achievement of a predefined return on invested capital ("ROIC") for the period identified in the grant, which is generally two years. In the event ROIC exceeds the predefined target, shares for up to a maximum of 150% of the target award may be granted. In the event the ROIC falls below the predefined target, a reduced number of shares may be granted. If the ROIC falls below the threshold performance level, no shares will be granted. The performance-based RSUs vest 50% on the grant date after the end of the second year and then 25% at the end of the third and fourth years. The time-based RSUs generally vest on a straight-line basis over their term, which is generally four to five years.

The following table summarizes the activity for RSUs:

	Time-Based RSUs		Performance-Based RSUs
(shares in thousands)	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Total Number of Units
Outstanding, January 31, 2014	342	$23.19	76	$24.72	418
Restricted stock units granted	150	$37.02	32	$45.92	182
Performance adjustment	—	$—	(18)	$49.65	(18)
Restricted stock units vested and converted to common stock	(111)	$19.71	(29)	$17.12	(140)
Forfeited	(44)	$26.61	—	$—	(44)
Outstanding, January 31, 2015	337	$30.04	61	$32.35	398

Employee Stock Purchase Plan. Our Employee Stock Purchase Plan is available to our employees, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the years ended January 31, 2015, 2014 and 2013, we issued 40,908, 27,808 and 28,992 shares of common stock, respectively, to employees participating in the plan, leaving 1,013,924 shares remaining reserved for future issuance under the plan as of January 31, 2015.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Significant Vendors

As shown in the table below, a significant portion of our merchandise purchases were made from six vendors:

	Year ended January 31,
	2015	2014	2013
Vendor A	25.7%	23.9%	20.7%
Vendor B	18.4	14.2	18.1
Vendor C	6.8	5.4	5.7
Vendor D	4.9	5.1	5.4
Vendor E	3.4	4.7	5.2
Vendor F	3.3	4.6	5.1
	62.5%	57.9%	60.2%

The vendors shown above represent the top six vendors with the highest volume in each period shown. The same vendor may not necessarily be represented in all periods presented.

13.	Related Party Transactions

From time to time, we have engaged Stephens Inc. to act as our financial advisor. In connection with the common stock offering completed during the year ended January 31, 2013 and further discussed in Note 10, we engaged Stephens Inc. to act as one of the underwriters for the offering. Stephens Inc. received underwriting fees and commission of $1.1 million in connection with the sale of our stock in the offering. Stephens Inc. and its affiliates beneficially owned 7,316,812 shares, or 22.3% of our common stock as of November 29, 2012. Douglas H. Martin, one of our directors, is an Executive Vice President of Stephens Inc. and was one of the selling stockholders. The disinterested members of our Board of Directors determined that it was in our best interest to engage Stephens Inc. in such capacity, and the engagement of Stephens Inc. as financial advisor was approved by the independent members of our Board of Directors after full disclosure of the conflicts of interests of the related parties in the transaction.

During the year ended January 31, 2013, we engaged the services of Direct Marketing Solutions, Inc. ("DMS"), for a substantial portion of our direct mailing advertising. DMS was partially owned (less than 50%) by the SF Holding Corp., members of the Stephens family, Jon E.M. Jacoby and Douglas H. Martin during a portion of fiscal year 2013. The owners of DMS sold the company during fiscal year 2013. SF Holding Corp. and the members of the Stephens family are significant stockholders of Conn's, Inc., and Messrs. Jacoby and Martin are members of its board of directors. Amounts paid to DMS for fees and postage during the year ended January, 31 2013 were $2.2 million.

14.	Defined Contribution Plan

We have established a defined contribution 401(k) plan for eligible employees who are at least 21 years old and have completed at least one year of service. Employees may contribute up to 20% of their eligible pretax compensation to the plan. We match 100% of the first 3% of the employees’ contributions. At our option, we may make supplemental contributions to the plan, but have not made such contributions in the past three years. The matching contributions made by us totaled $1.1 million, $1.0 million and $0.9 million during the years ended January 31, 2015, 2014 and 2013, respectively.

15.	Contingencies

Securities Class Action Litigation. Between March 5, 2014 and May 5, 2014, we and three of our current and former executive officers were sued in three purported securities class action lawsuits, each filed in the United States District Court for the Southern District of Texas. Each of the complaints alleges that the defendants made false and misleading statements and/or failed to disclose material adverse facts about our business, operations, and prospects. The complaints allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and originally sought to certify a class of all persons and entities that purchased or otherwise acquired Conn’s common stock and/or call options, or sold/wrote Conn’s put options between April 3, 2013, and February 19, 2014. The complaints did not specify the amount of damages sought.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 3, 2014, the court consolidated these three cases into a single, putative class action, In re Conn’s, Inc. Securities Litigation, Master File No. 4:14-CV-00548, and appointed lead plaintiffs (the “Consolidated Securities Action”). On July 21, 2014, the lead plaintiffs’ filed an amended and consolidated complaint (the “Amended Complaint”). On September 4, 2014, the defendants filed a Motion to Dismiss the Amended Complaint.

On October 1, 2014, the lead plaintiffs filed a Motion for Leave to File a Second Consolidated Amended Complaint, seeking, among other things, to extend the class period. On October 15, 2014, the court granted plaintiffs’ motion and on October 29, 2014, the plaintiffs’ filed a Second Consolidated Amended Complaint (the “Second Amended Complaint”) with the court. The Second Amended Complaint seeks to certify a class of all persons and entities that purchased or otherwise acquired Conn’s common stock and/or call options, or sold/wrote Conn’s put options between April 3, 2013 and August 29, 2014. On December 15, 2014, the defendants filed an amended motion to dismiss. Plaintiffs filed their response to our motion to dismiss on January 29, 2015 and on March 2, 2015 the defendants filed their reply to the plaintiffs’ response. The briefing on the defendants’ motion to dismiss is complete.

On December 12, 2014 and December 22, 2014, two additional purported class action lawsuits were filed in the United States District Court for the Southern District of Texas captioned, respectively, Eric Pittel, Individually and on Behalf of All Others Similarly Situated against the same defendants named in the Second Amended Complaint, Case No. 4:14-CV-3548 and Martin K. Indik, Individually and on Behalf of All Others Similarly Situated against the same defendants named in the Second Amended Complaint, Case No. 4:14-CV-3660. Each of these lawsuits makes substantially similar claims to those in the Second Amended Complaint covering the period from September 2, 2014 through December 9, 2014.

On December 23, 2014, the lead plaintiffs in the Consolidated Securities Action filed a motion to consolidate the Pittel and Indik actions with the Consolidated Securities Action. On January 12, 2015 and January 13, 2015, respectively, Indik and Pittel filed oppositions to the consolidation of each of their respective actions into the Consolidated Securities Action. Briefing on the consolidation of the Indik and Pittel actions is complete. The court has set a hearing on the motion for consolidation for March 31, 2015.

The defendants intend to vigorously defend against all of these claims. It is not possible at this time to predict the timing or outcome of any of the litigation.

Derivative Litigation. On December 1, 2014, an alleged shareholder filed, purportedly on behalf of the Company, a derivative shareholder lawsuit against us and certain of our current and former directors and executive officers in the United States District Court for the Southern District of Texas captioned Robert Hack, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright, Bob L. Martin, Jon E.M. Jacoby, Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson, Brian Taylor and Michael J. Poppe and Conn’s, Inc., Case No. 4:14-cv-03442 (the “Original Derivative Action”). The complaint asserts claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and insider trading based on substantially similar factual allegations as those asserted in the Consolidated Securities Action. The plaintiff seeks unspecified damages against these persons and does not request any damages from us. The court has approved a stipulation among the parties to stay the action pending resolution of the motion to dismiss in the Consolidated Securities Action.

Two additional derivative actions were also filed on January 27, 2015 and February 25, 2015 captioned, respectively, Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, filed in the 281st District Court, Harris County, Texas and 95250 Canada LTEE, derivatively on Behalf of Conn’s, Inc. v. Wright et al., Cause No. 4:15-cv-00521, filed in the United States District Court for the Southern District of Texas. Each of these cases names the same defendants and make substantially similar allegations as in the Original Derivative Action.

None of the plaintiffs in any of the derivative actions made a demand on our Board of Directors prior to filing their respective lawsuits. The defendants in the derivative actions intend to vigorously defend against these claims.

Regulatory Matters. We received a voluntary request for information dated November 25, 2014 from the Fort Worth Regional Office of the SEC. The information request generally relates to our underwriting policies and bad debt provisions. The request states that it is part of an informal, non-public, inquiry, which, as noted by the SEC, should not be construed as an indication by the SEC or its staff that any violations of law have occurred. We have been and intend to continue to cooperate with the SEC’s inquiry.

In addition, we are involved in other routine litigation and claims incidental to our business from time to time which, individually or in the aggregate are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As required, we accrue estimates of the probable costs for the resolution of these matters. These estimates have been developed

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact our estimate of reserves for litigation.

16.	Segment Information

We operate retail stores in 11 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues. As a result of our relationship with AcceptanceNow, we recognized sales of $56.8 million, $30.4 million, and $24.5 million during the year ended January 31, 2015, 2014, and 2013, respectively, for customers that do not qualify for our in-house credit program.

Financial information by segment is presented in the following tables:

	Year ended January 31, 2015
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$339,414	$—	$339,414
Home appliance	328,742	—	328,742
Consumer electronic	317,482	—	317,482
Home office	108,700	—	108,700
Other	23,571	—	23,571
Product sales	1,117,909	—	1,117,909
Repair service agreement commissions	90,009	—	90,009
Service revenues	13,058	—	13,058
Total net sales	1,220,976	—	1,220,976
Finance charges and other revenues	2,566	261,676	264,242
Total revenues	1,223,542	261,676	1,485,218
Costs and expenses:
Cost of goods sold, including warehousing and occupancy costs	718,622	—	718,622
Cost of parts, including warehousing and occupancy costs	6,220	—	6,220
Delivery, transportation and handling costs	52,204	—	52,204
Selling, general and administrative expenses (1)	286,925	103,251	390,176
Provision for bad debts	551	191,888	192,439
Charges and credits	5,690	—	5,690
Total costs and expenses	1,070,212	295,139	1,365,351
Operating income	153,330	(33,463)	119,867
Interest expense	—	29,365	29,365
Other expense, net	—	—	—
Income (loss) before income taxes	$153,330	$(62,828)	$90,502
Additional Disclosures:
Property and equipment additions	$61,377	$319	$61,696
Depreciation expense	$18,091	$654	$18,745
	January 31, 2015
(in thousands)	Retail	Credit	Total
Total assets	$407,154	$1,240,168	$1,647,322

	Year ended January 31, 2014
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$235,257	$—	$235,257
Home appliance	258,713	—	258,713
Consumer electronic	269,889	—	269,889
Home office	102,103	—	102,103
Other	37,955	—	37,955
Product sales	$903,917	$—	903,917
Repair service agreement commissions	75,671	—	75,671
Service revenues	12,252	—	12,252
Total net sales	991,840	—	991,840
Finance charges and other revenues	1,522	200,407	201,929
Total revenues	993,362	200,407	1,193,769
Costs and expenses:
Cost of goods sold, including warehousing and occupancy costs	588,721	—	588,721
Cost of parts, including warehousing and occupancy costs	5,327	—	5,327
Delivery, transportation and handling costs	36,177	—	36,177
Selling, general and administrative expenses (1)	226,525	76,826	303,351
Provision for bad debts	468	95,756	96,224
Charges and credits	2,117	—	2,117
Total costs and expenses	859,335	172,582	1,031,917
Operating income	134,027	27,825	161,852
Interest expense	—	15,323	15,323
Other expense, net	10	—	10
Income before income taxes	$134,017	$12,502	$146,519
Additional Disclosures:
Property and equipment additions	$51,096	$1,031	$52,127
Depreciation expense	$11,892	$706	$12,598
	January 31, 2014
(in thousands)	Retail	Credit	Total
Total assets	$283,637	$1,014,349	$1,297,986

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended January 31, 2013
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$132,583	$—	$132,583
Home appliance	199,077	—	199,077
Consumer electronic	218,506	—	218,506
Home office	65,381	—	65,381
Other	33,969	—	33,969
Product sales	649,516	—	649,516
Repair service agreement commissions	51,648	—	51,648
Service revenues	13,103	—	13,103
Total net sales	714,267	—	714,267
Finance charges and other revenues	1,236	149,529	150,765
Total revenues	715,503	149,529	865,032
Costs and expenses:
Cost of goods sold, including warehousing and occupancy costs	454,682	—	454,682
Cost of parts, including warehousing and occupancy costs	5,965	—	5,965
Delivery, transportation and handling costs	22,678	—	22,678
Selling, general and administrative expenses (1)	174,820	55,691	230,511
Provision for bad debts	758	46,901	47,659
Charges and credits	2,498	527	3,025
Total cost and expenses	661,401	103,119	764,520
Operating income	54,102	46,410	100,512
Interest expense	—	17,047	17,047
Other expense, net	(153)	897	744
Income before income taxes	$54,255	$28,466	$82,721
Additional Disclosures:
Property and equipment additions	$31,820	$533	$32,353
Depreciation expense	$8,479	$473	$8,952
	January 31, 2013
(in thousands)	Retail	Credit	Total
Total assets	$188,609	$721,248	$909,857

(1)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was $12.4 million, $11.4 million and $9.0 million for the years ended January 31, 2015, 2014 and 2013, respectively. The amount of reimbursement made to the retail segment by the credit segment was $29.8 million, $21.7 million and $16.7 million for the years ended January 31, 2015, 2014 and 2013, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Quarterly Information (Unaudited)

The following tables set forth certain quarterly financial data for the years ended January 31, 2015 and 2014 that have been prepared on a consistent basis as the accompanying audited consolidated financial statements and include all adjustments necessary for a fair presentation, in all material respects, of the information shown:

	Fiscal Year 2015
	Quarter Ended
(dollars in thousands, except per share amounts)	April 30	July 31	October 31	January 31	Total
Revenues:
Retail Segment	$278,095	$288,624	$305,140	$351,683	$1,223,542
Credit Segment	57,353	64,340	64,918	75,065	261,676
Total revenues	$335,448	$352,964	$370,058	$426,748	$1,485,218
Percent of annual revenues	22.6%	23.8%	24.9%	28.7%	100.0%
Operating income:
Retail Segment	$37,766	$34,208	$37,794	$43,562	$153,330
Credit Segment	11,265	(212)	(33,173)	(11,343)	(33,463)
Total operating income	$49,031	$33,996	$4,621	$32,219	$119,867
Net income	$28,469	$17,650	$(3,064)	$15,458	$58,513
Earnings per share: (1)
Basic	$0.79	$0.49	$(0.08)	$0.43	$1.61
Diluted	$0.77	$0.48	$(0.08)	$0.42	$1.59

	Fiscal Year 2014
	Quarter Ended
(dollars in thousands, except per share amounts)	April 30	July 31	October 31	January 31	Total
Revenues:
Retail Segment	$209,787	$224,002	$257,484	$302,089	$993,362
Credit Segment	41,276	46,687	53,392	59,052	200,407
Total revenues	$251,063	$270,689	$310,876	$361,141	$1,193,769
Percent of annual revenues	21.0%	22.7%	26.0%	30.3%	100.0%
Operating income:
Retail Segment	$27,300	$25,662	$31,254	$49,811	$134,027
Credit Segment	11,708	7,530	10,444	(1,857)	27,825
Total operating income	$39,008	$33,192	$41,698	$47,954	$161,852
Net income	$22,176	$19,162	$24,376	$27,735	$93,449
Earnings per share: (1)
Basic	$0.63	$0.54	$0.68	$0.77	$2.61
Diluted	$0.61	$0.52	$0.66	$0.75	$2.54

(1)	The sum of the quarterly earnings per share amounts may not equal the fiscal year amount due to rounding and use of weighted average shares outstanding.

During the fourth quarter of fiscal year 2014, credit segment operations were negatively impacted by an increase in the provision for bad debts of $15.6 million, or 69.1%, sequentially. The increase in provision for bad debts was primarily driven by growth in the average receivable portfolio outstanding of $116.4 million, or 13.0%, as compared to the quarter ended October 31,

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013. Additionally, the provision for bad debts rose due to deterioration in portfolio delinquency rates. The percentage of the customer portfolio balance greater than 60 days past due was 8.8% as of January 31, 2014, which compares to 8.5% as of October 31, 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation (with the participation of our Chief Executive Officer ("CEO") and Interim Chief Financial Officer ("CFO")), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Please refer to Management’s Report on Internal Control over Financial Reporting in Part II, Item 8, of this Annual Report on Form 10-K.

Auditor’s Report Relating to Effectiveness of Internal Control over Financial Reporting

Please refer to the Report of Independent Registered Public Accounting Firm in Part II, Item 8, of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred in the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 26, 2015, Jon E. M. Jacoby advised us that he intends to retire from our Board of Directors at the end of his current term and will therefore not stand for re-election to the Board of Directors at the Company’s 2015 annual meeting of stockholders. Mr. Jacoby has served as a director of the Company since 2003.  Mr. Jacoby’s decision not to stand for re-election was based on personal reasons and not related to any disagreement with the Company.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2015 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2015 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2015 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2015 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Financial statements:

See listing of financial statements included in Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:

Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits:

A list of the exhibits filed as part of this Annual Report in Form 10-K is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONN'S, INC.
(Registrant)

	By:	/s/ Theodore M. Wright
Date:		Theodore M. Wright
March 31, 2015		Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore M. Wright
Theodore M. Wright	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2015

/s/ Mark A. Haley
Mark A. Haley	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2015

/s/ Jon E. M. Jacoby
Jon E. M. Jacoby	Director	March 31, 2015

/s/ Kelly M. Malson
Kelly M. Malson	Director	March 31, 2015

/s/ Bob L. Martin
Bob L. Martin	Director	March 31, 2015

/s/ William E. Saunders Jr.
William E. Saunders Jr.	Director	March 31, 2015

/s/ Douglas H. Martin
Douglas H. Martin	Director	March 31, 2015

/s/ David Schofman
David Schofman	Director	March 31, 2015

/s/ Scott L. Thompson
Scott L. Thompson	Director	March 31, 2015

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1
Certificate of Incorporation of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Conn’s, Inc. Form 10-Q for the quarter ended April 30, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to Certificate to the Certificate of Amendment to Conn’s, Inc. Certificate of Incorporation (as corrected December 31, 2013) (incorporated herein by reference to Exhibit 3.1.3 to Conn's, Inc. Form 10-K for the annual period ended January 31,2014 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 27,2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. as filed on May 29,2014 (incorporated herein by reference to Exhibit 3.1.4 to Conn's, Inc. Form 10Q for the quarter ended April 30, 2014 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 2, 2014

3.2
Amended and Restated Bylaws of Conn’s, Inc. effective as of December 3, 2013 (incorporated herein by reference to Exhibit 3.2 to Conn’s, Inc. Form 10-Q for the quarter ended October 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 6, 2013)

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on October 6, 2014)

4.1
Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

4.2
Indenture, dated as of July 1, 2014, by and among Conn's, Inc., the several guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on July 2, 2014)

4.3
Form of 7.250% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.1) (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on July 2, 2014)

4.4
Registration Rights Agreement, dated as of July 1, 2014, by and among Conn's, Inc., the several guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith, Incorporated as representative of the initial purchasers named therein (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on July 2, 2014)

4.5
Rights Agreement, dated as of October 6, 2014, by and between Conn's, Inc. and Computershare Trust Company, N.A., as rights Agent (incorporated by reference to Exhibit 4.1 of Conn's, Inc.'s Current report on Form 8-K dated October 6, 2014).

10.1
Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

10.1.1
Amendment to the Conn’s, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Conn’s Form 10-Q for the quarter ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

10.1.2
Form of Stock Option Agreement under the Amended and Restated 2003 Incentive Stock option Plan (incorporated herein by reference to Exhibit 10.1.2 to Conn’s, Inc.  Form 10-K for the fiscal year ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

10.1.3
2011 Employee Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.3 to Conn’s Form 10-Q for the quarter ended April 30, 2011 (File No. 000-50421) filed the Securities and Exchange Commission on May 26, 2011)

10.1.4
Form of Restricted Stock Award Agreement under the 2011 Employee Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1.4 to Conn’s, Inc. Form 10-Q for the quarter ended April 30, 2011 (File No. 000-50421) as filed with the Securities and Exchange Commission on May 26, 2011)

10.2
2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)as filed with the Securities and Exchange Commission on September 23, 2003)

Exhibit Number	Description of Document
10.2.1
Form of Stock Option Agreement under the 2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2.1 to Conn’s, Inc. Form 10-K for the fiscal year ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

10.3
2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.2 to Conn’s Form 10-Q for the quarter ended April 30, 2011 (File No. 000-50421) filed the Securities and Exchange Commission on May 26, 2011)

10.3.1
First Amendment to Conn's, Inc. 2011 Non-Employee Director Restricted Stock Plan dated effective August 27, 2013 (incorporated herein by reference to Exhibit 10.1 to Conn’s Form 10-Q for the quarter ended July 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 5, 2013)

10.3.2
Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.3 to Conn’s Form 10-Q for the quarter ended April 30, 2011 (File No. 000-50421) filed the Securities and Exchange Commission on May 26, 2011)

10.3.3
Revised Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to Conn’s Form 10-Q for the quarter ended July 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 5, 2013)

10.3.4
Form of Deferral Election Form under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.3 to Conn’s Form 10-Q for the quarter ended July 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 5, 2013)

10.4
Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

10.5
Conn's 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

10.6
Second Amended and Restated Loan and Security Agreement dated September 26, 2012, by and among Conn’s, Inc. and the Existing Grantors thereunder, and Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein by reference to Exhibit 10.5.4 to Conn's, Inc. Form 10-Q/A for the quarter ended October 31, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 11, 2012)

10.6.1
Second Amended and Restated Continuing Guaranty dated as of September 26, 2012, by Conn’s, Inc. and the Existing Guarantors thereunder, in favor of Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein be reference to Exhibit 10.6.1 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2014 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 27, 2014)

10.6.2
Joinder Agreement dated November 27, 2012, by and among Conn’s, Inc., Bank of America, N.A., in its capacity as Agent for Lenders and Cole Taylor Bank (incorporated herein by reference to Exhibit 10.5.4 to Conn’s, Inc. Form 10-Q/A for the quarter ended October 31, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 11, 2012)

10.6.3
Second Amended and Restated Security Agreement dated September 26, 2012, by and among Conn’s, Inc. and the Existing Grantors thereunder, and Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein by reference to Exhibit 10.6.4 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2014 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 27, 2014)

10.7
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

10.8
Executive Severance Agreement by and between Conn’s, Inc. and Michael J. Poppe dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.9 to Conn’s, Inc. Form 10-Q for the quarter ended July 31, 2011 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 9, 2011)

10.9
Executive Severance Agreement between Conn’s, Inc. and David W. Trahan dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.10 to Conn’s, Inc. Form 10-Q for the quarter ended July 31, 2011 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 9, 2011)

10.10
Executive Severance Agreement between Conn’s, Inc. and Reymundo de la Fuente, dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.11 to Conn’s, Inc. Form 10-Q for the quarter ended July 31, 2011 (File No. 000-50421) as filed with the Securities and Exchange Commission on September 9, 2011)

Exhibit Number	Description of Document
10.11
Executive Severance Agreement between Conn’s, Inc. and Theodore M. Wright, dated as of December 5, 2011 (incorporated herein by reference to Exhibit 10.12 to Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on December 8, 2011)

10.12
Executive Severance Agreement between Conn’s, Inc. and Brian E. Taylor, dated as of April 23, 2012 (incorporated herein by reference to Exhibit 10.13 to Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on April 23, 2012)

10.13
Amendment to Executive Severance Agreement dated as of December 3, 2013, by and between Theodore M. Wright and Conn's, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 6, 2013)

10.14
Amendment to Executive Severance Agreement dated as of December 3, 2013, by and between Michael J. Poppe and Conn's, Inc. (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarter ended October 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 6, 2013)

10.15
Amendment to Executive Severance Agreement dated as of December 3, 2013, by and between David W. Trahan and Conn's, Inc. (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarter ended October 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 6, 2013)

10.16
Amendment to Executive Severance Agreement dated as of December 3, 2013, by and between Brian E. Taylor and Conn's, Inc. (incorporated herein by reference to Exhibit 10.4 to Form 10-Q for the quarter ended October 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 6, 2013)

10.17
Change of Control Agreement dated as of October 14, 2014 by and between Conn's Inc. and Mark Haley (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 000-50421) as filed with the Securities and Exchange Commission on October 17, 2014)

10.18
Purchase Agreement, dated as of June 26, 2014 among the Company, the Guarantors and merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchases (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 000-50421) ass filed with the Securities and Exchange Commission on July 2, 2014)

10.19
Second Amendment to Second Amended and Restated Loan Security Agreement, effective as of June 20, 2014, among Conn's Inc., Conn Appliances, inc., Conn Credit I, LP, Conn Credit Corporation, Inc., that banks and other financial institutions identified as "Lenders" therein and Bank of America, N.A., as Administrative Agent for the Lenders (filed 9/2 2014 for quarter ended July 31, 2014) (incorporated herein by reference to Exhibit 10.1 to Conn's Form 10-Q for the quarter ended July 31, 2014 (File No. 000-50421) as filed with the Securities and Exchanges Commission on September 2, 2014)

11.1	Statement re: computation of earnings per share is included under Note 1 to the financial statements
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)
21	Subsidiaries of Conn's, Inc. (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the SEC on March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets as of January 31, 2015 and 2014, (ii) the consolidated statements of operations for the years ended January 31, 2015, 2014 and 2013, (iii) the consolidated statements of cash flows for the years ended January 31, 2015, 2014 and 2013, (iv) the consolidated statements of stockholders' equity for the years ended January 31, 2015, 2014 and 2013, (v) the Notes to Consolidated Financial Statements, and (vi) Financial statement Schedule: Schedule II – Valuation and Qualifying Accounts.