Form 10-Q
period 2015-04-30
CONNS INC
filed 2015-06-02
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 1-34956
CONN'S, INC.
(Exact name of registrant as specified in its charter)

A Delaware Corporation	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4055 Technology Forest Blvd, Suite 210, The Woodlands, Texas, 77381
(address of principal executive offices)

(936) 230-5899
(Registrants telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 26, 2015:

Class	Outstanding
Common stock, $0.01 par value per share	36,410,407

CONN'S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2015

This Quarterly Report on Form 10-Q may include our trademarks such as "Conn’s," "Conn’s HomePlus," "YES Money,"
"YE$ Money," and our logos, which are protected under applicable intellectual property laws and are the property of Conn’s, Inc.  This report also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners.  Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.

Unless the context otherwise indicates, references to "Conn’s," the "Company," "we," "us," and "our" refer to the consolidated business operations of Conn’s, Inc. and its wholly-owned subsidiaries.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	April 30, 2015	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$4,959	$12,223
Customer accounts receivable, net of allowances	653,141	643,094
Other accounts receivable	65,445	67,703
Inventories	129,389	159,068
Deferred income taxes	23,331	20,040
Income taxes recoverable	—	11,058
Prepaid expenses and other current assets	11,613	12,529
Total current assets	887,878	925,715
Long-term portion of customer accounts receivable, net of allowances	558,762	558,257
Property and equipment, net	122,189	120,218
Deferred income taxes	34,864	33,505
Other assets	8,979	9,627
Total assets	$1,612,672	$1,647,322
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$400	$395
Accounts payable	89,976	85,355
Accrued compensation and related expenses	10,365	12,151
Accrued expenses	23,972	27,479
Income taxes payable	5,651	3,450
Deferred revenues and other credits	15,833	16,179
Total current liabilities	146,197	145,009
Deferred rent	54,721	52,792
Long-term debt	719,710	774,015
Other long-term liabilities	22,067	21,836
Total liabilities	942,695	993,652
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000 shares authorized; 36,410 and 36,352 shares issued, respectively)	364	364
Additional paid-in capital	232,025	231,395
Retained earnings	437,588	421,911
Total stockholders’ equity	669,977	653,670
Total liabilities and stockholders' equity	$1,612,672	$1,647,322

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended April 30,
	2015	2014
Revenues:
Product sales	$271,626	$254,220
Repair service agreement commissions	23,796	20,254
Service revenues	3,057	3,155
Total net sales	298,479	277,629
Finance charges and other revenues	66,597	57,819
Total revenues	365,076	335,448
Costs and expenses:
Cost of goods sold, including warehousing and occupancy costs	173,472	160,782
Cost of service parts sold, including warehousing and occupancy costs	1,312	1,419
Delivery, transportation and handling costs	12,349	12,163
Selling, general and administrative expenses	95,675	88,041
Provision for bad debts	47,543	22,258
Charges and credits	619	1,754
Total costs and expenses	330,970	286,417
Operating income	34,106	49,031
Interest expense	9,428	4,724
Income before income taxes	24,678	44,307
Provision for income taxes	9,001	15,838
Net income	$15,677	$28,469
Earnings per share:
Basic	$0.43	$0.79
Diluted	$0.43	$0.77
Weighted average common shares outstanding:
Basic	36,365	36,134
Diluted	36,880	36,925

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended April 30,
	2015	2014
Net income	$15,677	$28,469
Change in fair value of hedges	—	58
Impact of provision for income taxes on comprehensive income	—	(20)
Comprehensive income	$15,677	$28,507

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended April 30,
	2015	2014
Cash flows from operating activities:
Net income	$15,677	$28,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,608	5,037
Provision for bad debts and uncollectible interest	55,961	27,189
Stock-based compensation expense	872	1,090
Excess tax benefits from stock-based compensation	(100)	(106)
Charges, net of credits, for store and facility closures and relocations	425	1,754
Deferred income taxes	(4,651)	(3,422)
Gain on sale of property and equipment	(187)	(4)
Tenant improvement allowances received from landlords	1,391	1,304
Change in operating assets and liabilities:
Customer accounts receivable	(66,513)	(61,224)
Other accounts receivable	3,311	(1,191)
Inventories	29,679	(17,333)
Other assets	340	(1,127)
Accounts payable	7,450	35,219
Accrued expenses	(5,874)	(3,241)
Income taxes	13,258	16,672
Deferred revenues and other credits	(46)	(463)
Deferred rent	(250)	2,055
Net cash provided by operating activities	56,351	30,678
Cash flows from investing activities:
Purchase of property and equipment	(9,602)	(14,272)
Proceeds from sale of property	35	4
Net cash used in investing activities	(9,567)	(14,268)
Cash flows from financing activities:
Borrowings from revolving credit facility	63,041	53,146
Payments on revolving credit facility	(117,400)	(71,350)
Proceeds from stock issued under employee benefit plans	342	486
Excess tax benefits from stock-based compensation	100	106
Other	(131)	(332)
Net cash used in financing activities	(54,048)	(17,944)
Net change in cash and cash equivalents	(7,264)	(1,534)
Cash and cash equivalents, beginning of period	12,223	5,727
Cash and cash equivalents, end of period	$4,959	$4,193
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Business. Conn’s is a leading specialty retailer that offers a broad selection of quality, branded durable consumer goods and related services in addition to a proprietary credit solution for its core credit constrained consumers. We operate an integrated and scalable business through our retail stores and website. Our complementary product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit offering provides financing solutions to a large, underserved population of credit constrained consumers who typically have limited banking options.

In October 2014, we announced that our Board of Directors authorized management to explore a full range of strategic alternatives to enhance value for stockholders, including, but not limited to, a sale of the Company, separating its retail and credit businesses or slowing store openings and returning capital to investors. The Company and its advisors have conducted a thorough review of strategic alternatives, including alternatives not identified in the October announcement. In March 2015, after appropriate diligence and consideration, the Board of Directors authorized management to actively pursue the sale of all or a portion of the loan portfolio, or other refinancing of our loan portfolio. BofA Merrill Lynch and Stephens Inc. have been retained as our financial advisors to assist with this process, which is currently ongoing as we are engaged in discussions with interested parties. There is no assurance that we will complete a sale of all or a portion of the loan portfolio, and no timetable has been set for completion of this process. The Board of Directors may also determine that a refinancing transaction or no transaction is in the best interests of stockholders. As a result, we have determined that the loan portfolio does not meet the criteria for treatment as an asset held for sale, which would require recording at the lower of cost, net of allowances, or fair value. Because the fair value will be based on the expected return on the loan portfolio over its expected life whereas a significant portion of our allowances are based on expected charge-offs over the next twelve months, the fair value of the loan portfolio could be less than the amount currently recorded. However, certain conditions and variables may result in the fair value of the loan portfolio being greater than the amount currently recorded, including the current loan portfolio at a weighted average contractual annual percentage rate of 21.4% and buyers having the potential to use higher leverage on the portfolio at a lower cost of capital than us. We have not made an adjustment to the customer accounts receivable balance in anticipation of any gain or loss that may occur should a sale of the receivables be completed.

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

Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements of Conn’s, Inc. and its wholly-owned subsidiaries have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise described herein. The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet at January 31, 2015 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the United States Securities and Exchange Commission (the "SEC") on April 1, 2015.

Accounting Policies. The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the potential dilutive effects of any stock options and restricted stock units granted, to the extent not anti-dilutive, which is calculated using the treasury-stock method. The following table sets forth the shares outstanding for the earnings per share calculations:

	Three Months Ended April 30,
(in thousands)	2015	2014
Weighted average common shares outstanding - Basic	36,365	36,134
Assumed exercise of stock options	427	621
Unvested restricted stock units	88	170
Weighted average common shares outstanding - Diluted	36,880	36,925

For the three months ended April 30, 2015 and 2014, the weighted average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 357,000 and 40,000, respectively.

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

We record an allowance for doubtful accounts, including estimated uncollectible interest, for our non-TDR customer accounts receivable that we expect to charge-off over the next twelve months based on our historical cash collection and net loss experience using a projection of monthly delinquency performance, cash collections and losses. In addition to pre-charge-off cash collections and charge-off information, estimates of post-charge-off recoveries, including cash payments, amounts realized from the repossession of the products financed and payments received under credit insurance policies are also considered. We determine allowances for those accounts that are TDR based on the discounted present value of cash flows expected to be collected over the life of those accounts. The excess of the carrying amount over the discounted cash flow amount is recorded as an allowance for loss on those accounts.

Interest income on customer accounts receivable. Interest income is accrued using the interest method for installment contracts and is reflected in finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off. We provide an allowance for estimated uncollectible interest. Interest income on installment contracts with our customers is calculated using the rule of 78s. In order to convert the interest income recognized to the interest method, we have recorded the excess earnings of rule of 78s over the interest method as deferred revenue on our balance sheets. This deferred interest will ultimately be brought into income as the accounts pay off or accounts amortize to the point that interest income under the interest method exceeds that which is being earned under rule of 78s. At April 30, 2015 and January 31, 2015, there was $11.4 million and $11.2 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities.

We offer 12-month no-interest finance programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest program period (grace periods are provided), the account does not qualify for the no-interest provision and the terms of the account revert back to those of the executed installment contract resulting

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in interest over the entire term. Interest income is recognized based on our historical experience related to customers that fail to satisfy the requirements of the programs.

In October 2014, we began offering 18- and 24-month equal-payment, no-interest finance programs to certain higher credit quality borrowers, which are discounted to their present value at origination, resulting in a reduction in sales and customer receivables, and the discount amount is amortized into finance charges and other revenues over the term of the contract. If a customer is delinquent in making a scheduled monthly payment (grace periods are provided), the account begins accruing interest based on the contract rate from the date of the last payment made, which is a higher rate than the discount rate.

We recognize interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows.

We typically only place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. At April 30, 2015 and January 31, 2015, customer receivables carried in non-accrual status were $15.4 million and $13.7 million, respectively. At April 30, 2015 and January 31, 2015, customer receivables that were past due 90 days or more and still accruing interest totaled $84.5 million and $97.1 million, respectively.

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

The fair value of cash and cash equivalents and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a Level 3 discounted cash flow analysis, approximates their carrying amount. The fair value of our revolving credit facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At April 30, 2015, the fair value of our 7.25% senior notes, which was determined using Level 1 inputs, was $225.0 million as compared to the carrying value of $250.0 million, excluding the impact of the related discount.

Stockholders' Rights Plan. On October 6, 2014, we adopted a one-year stockholders' rights plan whereby the Board of Directors of the Company ("Board of Directors") declared a dividend of one right for each outstanding share of the Company's common stock to stockholders of record on October 16, 2014. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at a price of $155.00 per right. The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events. Subject to certain exceptions, the rights will separate from the shares of common stock and a distribution date will be deemed to occur on the earlier of (i) the tenth business day after a public announcement or filing that a person or group has become a beneficial owner of 10% or more of the Company's outstanding common stock after the adoption of the stockholders’ rights plan, or (ii) the tenth business day (or such later date as the Board of Directors may determine) after the commencement of, or announcement of an intention to commence, a tender or exchange offer that, if consummated, would result in a person or group becoming a beneficial owner of 10% or more of the Company's outstanding common stock. The rights will expire on October 5, 2015, unless exercised, redeemed or exchanged prior to that time. The Board of Directors may terminate the rights plan before the expiration date or extend the expiration date. The rights have no voting or dividend privileges and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.

Related Party Transactions. From time to time, we have engaged Stephens Inc. to act as our financial advisor. Stephens Inc. and its affiliates beneficially own shares of our common stock and one of our board of directors, Douglas H. Martin, is a Senior Managing Director of Stephens Inc. On March 31, 2015, we announced that we had engaged Stephens Inc., as a financial advisor to assist us with the process of pursuing a sale of all or a portion of the loan portfolio, or other refinancing of our loan portfolio. We have agreed to pay Stephens Inc. a success fee in the event we consummate one or more of these transactions. The disinterested members of our board of directors have determined that it is in the Company’s best interest to engage Stephens Inc. in such capacity to assist us in analyzing and advising us with respect to the opportunity. The engagement of Stephens Inc. as financial advisor was

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approved by the independent members of our board of directors after full disclosure of the conflicts of interests of the related parties in the transaction. Douglas H. Martin did not participate in the approval process.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current guidance. Upon adoption of ASU 2014-09, entities are required to recognize revenue using the following comprehensive model: (1) identify contracts with customers, (2) identify the performance obligations in contracts, (3) determine transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue as each performance obligation is satisfied. ASU 2014-09 is effective for us beginning in the first quarter of fiscal year 2018 and will result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. In April 2015, the FASB proposed a one-year deferral of the effective date, with early application permitted as of the original effective date. We are currently assessing the impact the new standard will have on our financial statements.

Reclassifications. Certain reclassifications have been made to prior year fiscal year amounts to conform to the presentation in the current fiscal year. On the consolidated statement of operations, delivery, transportation and handling costs is shown separately and was reclassified out of selling, general and administrative expenses. On the consolidated statements of cash flows, tenant improvement allowances received from landlords, changes in other accounts receivables and changes in deferred rents is shown separately and was reclassified out of changes in other assets and accrued expenses. These reclassifications did not impact consolidated operating income, net income, or net cash used in operating activities.

2.     Charges and Credits

Charges and credits consisted of the following:

	Three Months Ended April 30,
(in thousands)	2015	2014
Store and facility closure and relocation costs	$425	$1,754
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	194	—
	$619	$1,754

3.     Finance Charges and Other Revenues

Finance charges and other revenues consisted of the following:

	Three Months Ended April 30,
(in thousands)	2015	2014
Interest income and fees	$55,419	$46,490
Insurance commissions	11,029	10,863
Other revenues	149	466
	$66,597	$57,819

Interest income and fees and insurance commissions are derived from the credit segment operations, whereas other income is derived from the retail segment operations. For the three months ended April 30, 2015 and 2014, interest income and fees was reduced by provisions for uncollectible interest of $8.5 million and $5.4 million, respectively. For the three months ended April 30, 2015 and 2014, the amount included in interest income and fees related to TDR accounts was $3.2 million and $1.3 million, respectively.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Customer Accounts Receivable

Customer accounts receivable consisted of the following:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
(in thousands)	April 30, 2015	January 31, 2015	April 30, 2015	January 31, 2015	April 30, 2015	January 31, 2015
Customer accounts receivable	$1,286,652	$1,277,135	$96,211	$112,365	$82,470	$94,304
Restructured accounts	95,590	88,672	19,685	20,722	95,590	88,672
Total customer portfolio balance	1,382,242	1,365,807	$115,896	$133,087	$178,060	$182,976
Allowance for uncollectible accounts	(153,389)	(146,982)
Allowance for short-term, no-interest programs	(16,950)	(17,474)
Total customer accounts receivable, net	1,211,903	1,201,351
Short-term portion of customer accounts receivable, net	(653,141)	(643,094)
Long-term portion of customer accounts receivable, net	$558,762	$558,257

(1)
Due to the fact that an account can become past due after having been re-aged, accounts could be represented as both past due and re-aged. As of April 30, 2015 and January 31, 2015, the amounts included within both past due and re-aged was $39.4 million and $44.9 million, respectively. As of April 30, 2015 and January 31, 2015, the total customer portfolio balance past due one day or greater was $322.8 million and $316.0 million, respectively. These amounts include the 60 days past due balances shown.

The following presents the activity in our balance in the allowance for doubtful accounts and uncollectible interest for customer receivables:

	Three Months Ended April 30, 2015			Three Months Ended April 30, 2014
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$118,786	$28,196	$146,982	$54,448	$17,353	$71,801
Provision (1)	43,011	12,950	55,961	23,241	3,948	27,189
Principal charge-offs (2)	(35,725)	(7,072)	(42,797)	(22,801)	(4,440)	(27,241)
Interest charge-offs	(6,598)	(1,306)	(7,904)	(4,033)	(785)	(4,818)
Recoveries (2)	957	190	1,147	5,063	986	6,049
Allowance at end of period	$120,431	$32,958	$153,389	$55,918	$17,062	$72,980
Average total customer portfolio balance	$1,274,281	$92,985	$1,367,266	$1,033,443	$48,013	$1,081,456

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest), and recoveries include principal collections during the period shown of previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     Accrual for Store Closures

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

The following table presents detail of the activity in the accrual for store closures:

	Three Months Ended April 30,
(in thousands)	2015	2014
Balance at beginning of period	$2,556	$4,316
Accrual for additional closures	318	1,621
Adjustments	32	133
Cash payments, net of sublease income	(556)	(1,787)
Balance at end of period	2,350	4,283
Current portion, included in accrued expenses	(741)	(2,079)
Long-term portion, included in other long-term liabilities	$1,609	$2,204

6.     Debt

Debt consisted of the following:

(in thousands)	April 30, 2015	January 31, 2015
Revolving credit facility	$473,753	$528,112
Senior Notes	250,000	250,000
Other debt	836	933
Total debt	724,589	779,045
Less:
Discount on debt	(4,479)	(4,635)
Current portion of debt	(400)	(395)
Long-term debt	$719,710	$774,015

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

The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock; (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended, and we will cease to be subject to such covenants during such period.

Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Guarantors. The only direct or indirect subsidiaries of Conn’s, Inc. that are not Guarantors are minor subsidiaries. There are no restrictions on the ability of any of the Guarantors to transfer funds to Conn’s, Inc. in the form of loans, advances or dividends, except as provided by applicable law.

On April 24, 2015, the SEC declared effective the Company’s registration statement on Form S-4 pursuant to which we exchanged the Senior Notes for an equivalent amount of 7.25% Senior Notes due July 2022 that are registered under the Securities Act of 1933, as amended (the “Exchange Notes”).  The exchange offer was completed on June 1, 2015, and all of the outstanding Senior Notes were tendered in exchange for the Exchange Notes. The terms of the Exchange Notes are substantially identical to the Senior Notes.

Revolving Credit Facility. Conn's, Inc. and certain of its subsidiaries (the "Borrowers") amended its asset-based revolving credit facility in connection with the issuance of the Senior Notes. The amendment provides for, among other things, the issuance of the Senior Notes and Indenture as well as related guarantees, upstream distributions from subsidiaries to Conn’s, Inc. (a holding company) for the payment of interest and principal on the Senior Notes and under certain circumstances optional and mandatory prepayment of the Senior Notes. The amendment also allows holders of the Senior Notes to receive payments even though they may be stockholders of the Company.

Our revolving credit facility with a syndicate of banks had capacity of $880.0 million as of April 30, 2015. The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The amended and restated credit facility bears interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). As of April 30, 2015, the weighted average interest rate on borrowings outstanding under the revolving credit facility was 3.3%.

In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The obligations under the revolving credit facility are secured by all assets of the Borrowers. The revolving credit facility restricts the amount of dividends we can pay. We were in compliance with our debt covenants at April 30, 2015.

As of April 30, 2015, we had immediately available borrowing capacity of $356.3 million under our revolving credit facility, net of standby letters of credit issued, for general corporate purposes. We also had $48.8 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and inventory balances. We pay fees in the amount of 25 basis points for the additional commitment amount. Our revolving credit facility provides us the ability to utilize letters of credit to secure deductibles under our property and casualty insurance programs, among other acceptable uses. At April 30, 2015, we had outstanding letters of credit of $1.1 million under this facility.

7.     Contingencies

Securities Class Action Litigation. We and three of our current and former executive officers are defendants in a consolidated securities class action lawsuit pending in the Southern District of Texas, In re Conn’s Inc. Securities Litigation, Cause No. 14-CV-00548 (the “Consolidated Securities Action”). The plaintiffs in the Consolidated Securities Action allege that the defendants made false and misleading statements and/or failed to disclose material adverse facts about our business, operations, and prospects. They allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek to certify a class of all persons and entities that purchased or otherwise acquired Conn’s common stock and/or call options, or sold/wrote Conn’s put options between April 3, 2013, and December 9, 2014. The complaint does not specify the amount of damages sought.

The defendants have filed a motion to dismiss all of these claims. Defendants filed this motion on December 15, 2014, and supplemented this motion in April 2015, after the plaintiffs filed an amended complaint that extended the class period from August 31, 2014, to December 9, 2014. Defendants’ motion (including the supplement to this motion) is fully briefed and pending with the Court.

The defendants intend to vigorously defend against all of these claims. It is not possible at this time to predict the timing or outcome of any this litigation.

Derivative Litigation. On December 1, 2014, an alleged shareholder filed, purportedly on behalf of the Company, a derivative shareholder lawsuit against us and certain of our current and former directors and executive officers in the United States District Court for the Southern District of Texas captioned Robert Hack, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright,

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Another derivative action was filed on January 27, 2015, captioned, Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, filed in the 281st District Court, Harris County, Texas. This action makes substantially similar allegations to the Original Derivative Action against the same defendants. The parties have entered into an agreed stay pending resolution of the motion to dismiss in the Consolidated Securities Action.

On February 25, 2015, a third derivative action was filed in the United States District Court for the Southern District of Texas, captioned 95250 Canada LTEE, derivatively on Behalf of Conn’s, Inc. v. Wright et al., Cause No. 4:15-cv-00521. This action makes substantially similar allegations to the Original Derivative Action. On March 30, 2015, the plaintiffs in this action and the Original Derivative Action filed a joint motion to consolidate these two derivative actions and continue the stay. That motion is currently pending.

None of the plaintiffs in any of the derivative actions made a demand on our Board of Directors prior to filing their respective lawsuits.  The defendants in the derivative actions intend to vigorously defend against these claims.

Regulatory Matters. We are continuing to cooperate with the SEC’s voluntary request for information dated November 25, 2014, from the Fort Worth Regional Office of the SEC, which generally relates to our underwriting policies and bad debt provisions. The investigation is a non-public, fact-finding inquiry, and the request states that it should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Segment Reporting

Financial information by segment is presented in the following tables:

	Three Months Ended April 30, 2015			Three Months Ended April 30, 2014
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$89,502	$—	$89,502	$80,892	$—	$80,892
Home appliance	84,102	—	84,102	77,115	—	77,115
Consumer electronic	71,430	—	71,430	66,443	—	66,443
Home office	21,985	—	21,985	23,936	—	23,936
Other	4,607	—	4,607	5,834	—	5,834
Product sales	271,626	—	271,626	254,220	—	254,220
Repair service agreement commissions	23,796	—	23,796	20,254	—	20,254
Service revenues	3,057	—	3,057	3,155	—	3,155
Total net sales	298,479	—	298,479	277,629	—	277,629
Finance charges and other revenues	149	66,448	66,597	466	57,353	57,819
Total revenues	298,628	66,448	365,076	278,095	57,353	335,448
Costs and expenses:
Cost of goods sold, including warehousing and occupancy costs	173,472	—	173,472	160,782	—	160,782
Cost of service parts sold, including warehousing and occupancy cost	1,312	—	1,312	1,419	—	1,419
Delivery, transportation and handling costs	12,349	—	12,349	12,163	—	12,163
Selling, general and administrative expenses (1)	68,227	27,448	95,675	64,167	23,874	88,041
Provision for bad debts	69	47,474	47,543	44	22,214	22,258
Charges and credits	619	—	619	1,754	—	1,754
Total costs and expense	256,048	74,922	330,970	240,329	46,088	286,417
Operating income (loss)	42,580	(8,474)	34,106	37,766	11,265	49,031
Interest expense	—	9,428	9,428	—	4,724	4,724
Income (loss) before income taxes	$42,580	$(17,902)	$24,678	$37,766	$6,541	$44,307

(1)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment that benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was $3.5 million and $2.9 million for the three months ended April 30, 2015 and 2014, respectively. The amount of reimbursement made to the retail segment by the credit segment was $8.5 million and $6.7 million for the three months ended April 30, 2015 and 2014, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute a sale of our loan portfolio or another strategic transaction on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores and the updating of existing stores; technological and market developments and sales trends for our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and our employees; and our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets. Additional risks and uncertainties are detailed in our most recently filed Annual Report on Form 10-K and other filings that we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Overview

We encourage you to read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying consolidated financial statements and related notes. Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.

Executive Summary

Total revenues increased to $365.1 million for the three months ended April 30, 2015, compared to $335.4 million for the three months ended April 30, 2014. The increase in total revenue was primarily driven by new store openings partially offset by a decrease in same store sales of 4.3% and increase in credit revenue as a result of growth in the average balance of the customer receivable portfolio partially offset by a 100 basis point decrease in portfolio yield.

Retail gross margin for the three months ended April 30, 2015 was 41.3%, a decrease of 10 basis points over the 41.4% reported in the comparable quarter last year. The decrease in retail margin was driven by unleveraged warehousing costs.

Delivery, transportation and handling costs as a percentage of product sales and repair service agreement commissions (the same basis used for calculating retail margins) was 4.2%, a decrease of 20 basis points over 4.4% in the previous year. The decrease was primarily driven by efficiencies in delivery operations offset by higher costs as a result of the shift in product sales mix.

Selling, general and administrative expenses ("SG&A") for the three months ended April 30, 2015 was $95.7 million, an increase of $7.6 million, or 8.7%, over the same prior year period. The SG&A increase in the retail segment was primarily due to the opening of new stores resulting in higher sales-driven compensation and facility-related costs. The SG&A increase in the credit segment is the result of the addition of collections personnel to service the 25.2% increase in the customer receivable portfolio balance and anticipated near-term portfolio growth.

Provision for bad debts for the three months ended April 30, 2015 was $47.5 million, an increase of $25.3 million from the same prior year period. The year-over-year increase was impacted by the following:

•	A 26.4% increase in the average receivable portfolio balance resulting from new store openings and same store growth over the past 12 months;

•	A 17.5% increase in the balances originated during the quarter compared to the prior year comparative period;

•
An increase of 40 basis points in the percentage of customer accounts receivable balances greater than 60 days delinquent to 8.4% at April 30, 2015 as compared to the prior year period. Delinquency increased year-over-year across product categories and years of origination and many of the credit quality levels and geographic regions;

•
Higher expected charge-offs over the next twelve-month period as losses are occurring at a faster pace than previously experienced, due to the increased proportion of new customers of the total customer portfolio balance and continued elevation of our delinquency rates; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $95.6 million, or 6.9% of the total portfolio balance, driving $9.0 million of the increase in provision for bad debts.

Net income for the three months ended April 30, 2015 was $15.7 million, or $0.43 per diluted share, which included charges and credits of $0.6 million, or $0.01 per diluted share on an after-tax basis, related to store closures and relocations and legal and professional fees related to our exploration of strategic alternatives and our securities-related litigation. Net income for the three months ended April 30, 2014 was $28.5 million, or $0.77 per diluted share, which included charges and credits of $1.8 million, or $0.03 per diluted share on an after-tax basis, related to store closures and relocations.

Recent Developments and Operational Changes

In October 2014, we announced that our Board of Directors authorized management to explore a full range of strategic alternatives to enhance value for stockholders, including, but not limited to, a sale of the Company, separating its retail and credit businesses or slowing store openings and returning capital to investors. The Company and its advisors have conducted a thorough review of strategic alternatives, including alternatives not identified in the October announcement. In March 2015, after appropriate diligence and consideration, the Board of Directors authorized management to actively pursue the sale of all or a portion of the loan portfolio, or other refinancing of our loan portfolio. BofA Merrill Lynch and Stephens Inc. have been retained as our financial advisors to assist with this process, which is currently ongoing as we are engaged in discussions with interested parties. There is no assurance that we will complete a sale of all or a portion of the loan portfolio, and no timetable has been set for completion of this process. The Board of Directors may also determine that a refinancing transaction or no transaction is in the best interests of stockholders. As a result, we have determined that the loan portfolio does not meet the criteria for treatment as an asset held for sale, which would require recording at the lower of cost, net of allowances, or fair value. Because the fair value will be based on the expected return on the loan portfolio over its expected life whereas a significant portion of our allowances are based on expected charge-offs over the next twelve months, the fair value of the loan portfolio could be less than the amount currently recorded. However, certain conditions and variables may result in the fair value of the loan portfolio being greater than the amount currently recorded, including the current loan portfolio at a weighted average contractual annual percentage rate of 21.4% and buyers having the potential to use higher leverage on the portfolio at a lower cost of capital than us. We have not made an adjustment to the customer accounts receivable balance in anticipation of any gain or loss that may occur should a sale of the receivables be completed.

Additionally, in April 2015, we hired a Chief Credit Officer who reports to the Chief Operating Officer. The Board of Directors continues to search for additional senior leadership.

Company Initiatives

We have continued to focus on initiatives that we believe should positively impact future results, including:

•	During the three months ended April 30, 2015, we opened 3 new stores in North Carolina (1), Tennessee (1) and Texas (1). We plan to open between 15 and 18 stores during fiscal year 2016;

•
During fiscal year 2016, we will discontinue offering video game products, digital cameras, and certain tablets, which have lower gross margins and higher delinquency rates when compared to our other product offerings. During fiscal year 2015, net sales and product margin from the sale of these products were approximately $50.0 million and $5.0 million, respectively;

•	Expanding and enhancing our product offering of higher-margin furniture and mattresses;

•	Focusing on quality, branded products to improve operating performance;

•	Growing our appliance business by focused advertising, promotions and delivery options;

•
Offering 18-month and 24-month equal-payment, no-interest finance programs to certain higher credit quality borrowers, which we discount to present value, resulting in a reduction in sales and customer receivables, and the discount amount is amortized into finance charges and other revenues over the term of the contract;

•	Reduced the use of 12-month, no-interest financing to improve interest income yield;

•	Continuing to review and modify our underwriting standards to improve the overall quality of our credit portfolio; and

•	Revising our re-aging policies, as appropriate, and focusing on further improvement of execution within our collection operations to reduce delinquency rates and future charge-offs.

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

Results of Operations

The following tables present certain financial and other information, on a consolidated and segment basis:

Consolidated:	Three Months Ended April 30,
(in thousands)	2015	2014	Change
Revenues:
Total net sales	$298,479	$277,629	$20,850
Finance charges and other revenues	66,597	57,819	8,778
Total revenues	365,076	335,448	29,628
Costs and expenses: (1)
Cost of goods sold, including warehousing and occupancy costs	173,472	160,782	12,690
Cost of service parts sold, including warehousing and occupancy cost	1,312	1,419	(107)
Delivery, transportation and handling costs (2)	12,349	12,163	186
Selling, general and administrative expenses	95,675	88,041	7,634
Provision for bad debts	47,543	22,258	25,285
Charges and credits	619	1,754	(1,135)
Total costs and expenses	330,970	286,417	44,553
Operating income	34,106	49,031	(14,925)
Interest expense	9,428	4,724	4,704
Income before income taxes	24,678	44,307	(19,629)
Provision for income taxes	9,001	15,838	(6,837)
Net income	$15,677	$28,469	$(12,792)

Retail Segment:	Three Months Ended April 30,
(in thousands)	2015	2014	Change
Revenues:
Product sales	$271,626	$254,220	$17,406
Repair service agreement commissions	23,796	20,254	3,542
Service revenues	3,057	3,155	(98)
Total net sales	298,479	277,629	20,850
Other revenues	149	466	(317)
Total revenues	298,628	278,095	20,533
Costs and expenses: (1)
Cost of goods sold, including warehousing and occupancy costs	173,472	160,782	12,690
Cost of service parts sold, including warehousing and occupancy cost	1,312	1,419	(107)
Delivery, transportation and handling costs (2)	12,349	12,163	186
Selling, general and administrative expenses (3)	68,227	64,167	4,060
Provision for bad debts	69	44	25
Charges and credits	619	1,754	(1,135)
Total costs and expenses	256,048	240,329	15,719
Operating income (loss)	$42,580	$37,766	$4,814
Number of stores:
Beginning of period	90	79
Open	3	2
Closed	(2)	(2)
End of period	91	79

Credit Segment:	Three Months Ended April 30,
(in thousands)	2015	2014	Change
Revenues -
Finance charges and other revenues	$66,448	$57,353	$9,095
Costs and expenses:
Selling, general and administrative expenses (3)	27,448	23,874	3,574
Provision for bad debts	47,474	22,214	25,260
Total cost and expenses	74,922	46,088	28,834
Operating income	(8,474)	11,265	(19,739)
Interest expense	9,428	4,724	4,704
Income (loss) before income taxes	$(17,902)	$6,541	$(24,443)

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

(2)	Delivery, transportation and handling costs, previously included in selling, general and administrative expenses, are shown separately.

(3)
SG&A include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment that benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was $3.5 million and $2.9 million for the three months ended April 30, 2015 and 2014, respectively. The amount of reimbursement made to the retail segment by the credit segment was $8.5 million and $6.7 million for the three months ended April 30, 2015 and 2014, respectively.

Three months ended April 30, 2015 compared to three months ended April 30, 2014

Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended April 30,					%	Same store
(dollars in thousands)	2015	% of Total	2014	% of Total	Change	Change	% change
Furniture and mattress	$89,502	30.0%	$80,892	29.2%	$8,610	10.6%	(5.5)%
Home appliance	84,102	28.2	77,115	27.8	6,987	9.1	0.8
Consumer electronic	71,430	23.9	66,443	23.9	4,987	7.5	(2.6)
Home office	21,985	7.4	23,936	8.6	(1,951)	(8.2)	(15.5)
Other	4,607	1.5	5,834	2.1	(1,227)	(21.0)	(28.1)
Product sales	271,626	91.0	254,220	91.6	17,406	6.8	(5.0)
Repair service agreement commissions	23,796	8.0	20,254	7.3	3,542	17.5	1.3
Service revenues	3,057	1.0	3,155	1.1	(98)	(3.1)
Total net sales	$298,479	100.0%	$277,629	100.0%	$20,850	7.5%	(4.3)%

The following provides a summary of items impacting our product categories during the quarter compared to the prior year period:

•	Furniture unit volume increased 12.4% offset by a 2.9% decrease in average selling price;

•	Mattress unit volume increased 17.3% and the average selling price was flat;

•	Home appliance unit volume increased 13.3% offset by a 3.7% decrease in average selling price. Refrigeration sales increased 10.0%, laundry sales increased 8.8%, and cooking sales increased by 8.5%;

•
Consumer electronic average selling price increased by 13.0% offset by a 4.7% decrease in unit volume. Television sales increased 8.7% as average unit selling price increased 12.0% offset by a 2.9% decrease in unit volume. On a same store basis, television sales decreased 1.3%;

•	Home office average selling price increased 10.2% offset by a 16.5% decrease in unit volume. Tablet sales decreased by 49.5%; and

•	The increase in repair service agreement commissions was driven by improved program performance resulting in higher retrospective commissions and increased retail sales.

The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended April 30,
(in thousands)	2015	2014	Change
Interest income and fees	$55,419	$46,490	$8,929
Insurance commissions	11,029	10,863	166
Other revenues	149	466	(317)
Finance charges and other revenues	$66,597	$57,819	$8,778

Interest income and fees of the credit segment increased over the prior year level primarily driven by a 26.4% increase in the average balance of the portfolio. Portfolio interest income and fee yield on an annualized basis declined 100 basis points year-over-year as a result of higher provision for uncollectible interest and introduction of 18- and 24-month equal-payment, no-interest finance programs beginning in October 2014 to certain higher credit quality borrowers, which we discount to present value upon origination, resulting in a reduction in sales and customer receivables, and the discount amount is amortized into finance charges and other revenues over the term of the contract at a lower rate than the average yield on the rest of the portfolio.

The following table provides key portfolio performance information:

	Three Months Ended April 30,
(dollars in thousands)	2015	2014
Interest income and fees	$55,419	$46,490
Net charge-offs	(41,650)	(21,192)
Interest expense	(9,428)	(4,724)
Net portfolio yield	$4,341	$20,574
Average portfolio balance	$1,367,266	$1,081,456
Interest income and fee yield % (annualized)	16.6%	17.6%
Net charge-off % (annualized)	12.2%	7.8%

Cost of Goods and Service Parts Sold and Gross Margin

	Three Months Ended April 30,
(dollars in thousands)	2015	2014	Change
Cost of goods sold, including warehousing and occupancy costs	$173,472	$160,782	$12,690
Product gross margin percentage	36.1%	36.8%
Cost of service parts sold, including warehousing and occupancy costs	$1,312	$1,419	$(107)
Service gross margin percentage	42.9%	45.0%

Product gross margin decreased 70 basis points for the three months ended April 30, 2015 from the same prior year period primarily due to unleveraged warehousing costs.

Delivery, Transportation and Handling Costs

	Three Months Ended April 30,
(dollars in thousands)	2015	2014	Change
Delivery, transportation and handling costs	$12,349	$12,163	$186
As a percent of retail product sales and repair service agreement commissions	4.2%	4.4%

The decrease in delivery, transportation and handling costs as a percentage of product sales and repair service agreement commissions in the retail segment was primarily driven by efficiencies in delivery operations partially offset by higher costs as a result of the shift in product sales mix.

Selling, General and Administrative Expenses

	Three Months Ended April 30,
(dollars in thousands)	2015	2014	Change
Selling, general and administrative expenses:
Retail segment	$68,227	$64,167	$4,060
Credit segment	27,448	23,874	3,574
Selling, general and administrative expenses - Consolidated	$95,675	$88,041	$7,634
As a percent of total revenues	26.2%	26.2%

The SG&A increase in the retail segment was primarily due to the opening of new stores resulting in higher sales-driven compensation and facility-related costs. As a percent of segment revenues, SG&A for the retail segment in the current period decreased 30 basis points as compared to the prior year period primarily due to leveraging advertising expense.

The increase in SG&A for the credit segment was driven by the addition of collections personnel to service the 25.2% year-over-year increase in the customer portfolio balance and anticipated near-term portfolio growth. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the current period decreased 80 basis points as compared to the prior year period due to leverage achieved on a higher portfolio balance.

Provision for Bad Debts

	Three Months Ended April 30,
(dollars in thousands)	2015	2014	Change
Provision for bad debts:
Retail segment	$69	$44	$25
Credit segment	47,474	22,214	25,260
Provision for bad debts - Consolidated	$47,543	$22,258	$25,285
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	13.9%	8.2%

The year-over-year increase in provision for bad debts was impacted by the following:

•	A 26.4% increase in the average receivable portfolio balance resulting from new store openings and same store growth over the past 12 months;

•	A 17.5% increase in the balances originated during the quarter compared to the prior year comparative period;

•
An increase of 40 basis points in the percentage of customer accounts receivable balances greater than 60 days delinquent to 8.4% at April 30, 2015 as compared to the prior year period. Delinquency increased year-over-year across product categories and years of origination and many of the credit quality levels and geographic regions;

•
Higher expected charge-offs over the next twelve-month period as losses are occurring at a faster pace than previously experienced, due to the increased proportion of new customers of the total customer portfolio balance and continued elevation of our delinquency rates; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $95.6 million, or 6.9% of the total portfolio balance, driving $9.0 million of the increase in provision for bad debts.

Charges and Credits

	Three Months Ended April 30,
(in thousands)	2015	2014	Change
Store and facility closure and relocation costs	$425	$1,754	$(1,329)
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	194	—	194
	$619	$1,754	$(1,135)

During the three months ended April 30, 2015 and 2014, we have closed and relocated under-performing retail locations and have recorded the related charges. In connection with prior closures, we adjust the related lease obligations as more information becomes available. In addition, during the three months ended April 30, 2015, we had costs associated with legal and professional fees related to the Company's exploration of strategic alternatives and our securities-related litigation.

Interest Expense

Net interest expense for the three months ended April 30, 2015 increased $4.7 million from the prior year comparative period primarily due to an increase in the average debt balance outstanding and an increase in the effective interest rate. The increase in the effective interest rate was primarily due to our issuance of the Senior Notes on July 1, 2014.

Provision for Income Taxes

	Three Months Ended April 30,
(dollars in thousands)	2015	2014	Change
Provision for income taxes	$9,001	$15,838	$(6,837)
As a percent of income before income taxes	36.5%	35.7%

The increase in the income tax rate for the three months ended April 30, 2015 was impacted by a higher portion of the tax from state taxes based on margin.

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

We offer 12-month, no-interest finance programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest program period (grace periods are provided), the account does not qualify for the no-interest provision and the terms of the account revert back to those of the executed installment contract resulting in interest over the entire term. Interest income is recognized based on our historical experience related to customers that fail to satisfy the requirements of the programs.

In October 2014, we began offering 18- and 24-month equal-payment, no-interest finance programs to certain higher credit quality borrowers, which are discounted to their present value at origination, resulting in a reduction in sales and customer receivables, and the discount amount is amortized into finance charges and other revenues over the term of the contract. If a customer is delinquent in making a scheduled monthly payment (grace periods are provided), the account begins accruing interest based on the contract rate from the date of the last payment made, which is a higher rate than the discount rate.

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

The following tables present, for comparison purposes, information about our credit portfolio:

	As of April 30,
(dollars in thousands, except average outstanding account balance)	2015	2014
Total customer portfolio balance	$1,382,242	$1,103,880
Weighted average credit score of outstanding balances	595	591
Number of active accounts	716,188	631,795
Weighted average months since origination of outstanding balance	8.5	8.3
Average outstanding customer balance	$2,355	$2,258
Percent of balances 60+ days past due to total customer portfolio balance (1)	8.4%	8.0%
Percent of re-aged balances to total customer portfolio balance (1)	12.9%	11.6%
Account balances re-aged more than six months	$47,423	$23,633
Percent of total allowance for bad debts to total outstanding customer portfolio balance	11.1%	6.6%
Percent of total customer portfolio balance represented by no-interest option receivables	34.8%	37.0%

	Three Months Ended April 30,
(dollars in thousands, except average income of credit customer)	2015	2014
Total applications processed	292,602	265,265
Weighted average origination credit score of sales financed	617	605
Percent of total applications approved and utilized	44.3%	48.0%
Average down payment	4.0%	4.2%
Average income of credit customer at origination	$40,500	$38,400
Average total customer portfolio balance	$1,367,266	$1,081,456
Interest income and fee yield (annualized)	16.6%	17.6%
Percent of bad debt charge-offs, net of recoveries, to average total customer portfolio balance (annualized)	12.2%	7.8%
Weighted average monthly payment rate (2)	5.5%	5.8%
Provision for bad debts as a percentage of average total customer portfolio balance (annualized)	13.9%	8.2%
Percent of retail sales paid for by:
In-house financing, including down payment received	85.4%	77.5%
Third party financing	2.6%	11.1%
Third party rent-to-own options	5.1%	4.2%
	93.1%	92.8%

(1)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(2)	Average monthly gross cash payments as a percentage of average gross principal balances outstanding at the beginning of each month in the period.
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

Customer accounts receivable consisted of the following:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
(in thousands)	April 30, 2015	January 31, 2015	April 30, 2015	January 31, 2015	April 30, 2015	January 31, 2015
Customer accounts receivable	$1,286,652	$1,277,135	$96,211	$112,365	$82,470	$94,304
Restructured accounts	95,590	88,672	19,685	20,722	95,590	88,672
Total customer portfolio balance	1,382,242	1,365,807	$115,896	$133,087	$178,060	$182,976
Allowance for uncollectible accounts	(153,389)	(146,982)
Allowance for short-term, no-interest programs	(16,950)	(17,474)
Total customer accounts receivable, net	1,211,903	1,201,351
Short-term portion of customer accounts receivable, net	(653,141)	(643,094)
Long-term portion of customer accounts receivable, net	$558,762	$558,257

(1)
Due to the fact that an account can become past due after having been re-aged, accounts could be represented as both past due and re-aged. As of April 30, 2015 and January 31, 2015, the amounts included within both past due and re-aged was $39.4 million and $44.9 million, respectively. As of April 30, 2015 and January 31, 2015, the total customer portfolio balance past due one day or greater was $322.8 million and $316.0 million, respectively. These amounts include the 60 days past due balances shown.

The following presents the activity in our balance in the allowance for doubtful accounts and uncollectible interest for customer receivables:

	Three Months Ended April 30, 2015			Three Months Ended April 30, 2014
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$118,786	$28,196	$146,982	$54,448	$17,353	$71,801
Provision (1)	43,011	12,950	55,961	23,241	3,948	27,189
Principal charge-offs (2)	(35,725)	(7,072)	(42,797)	(22,801)	(4,440)	(27,241)
Interest charge-offs	(6,598)	(1,306)	(7,904)	(4,033)	(785)	(4,818)
Recoveries (2)	957	190	1,147	5,063	986	6,049
Allowance at end of period	$120,431	$32,958	$153,389	$55,918	$17,062	$72,980
Average total customer portfolio balance	$1,274,281	$92,985	$1,367,266	$1,033,443	$48,013	$1,081,456

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest), and recoveries include principal collections during the period shown of previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

Our overall allowance for uncollectible accounts as a percentage of the total portfolio balance increased to 11.1% as of April 30, 2015 from 6.6% as of April 30, 2014. The year-over-year increase was impacted by the following:

•	A 26.4% increase in the average receivable portfolio balance resulting from new store openings and same store growth over the past 12 months;

•	A 17.5% increase in the balances originated during the quarter compared to the prior year comparative period;

•
An increase of 40 basis points in the percentage of customer accounts receivable balances greater than 60 days delinquent to 8.4% at April 30, 2015 as compared to the prior year period. Delinquency increased year-over-year across product categories and years of origination and many of the credit quality levels and geographic regions;

•
Higher expected charge-offs over the next twelve-month period as losses are occurring at a faster pace than previously experienced, due to the increased proportion of new customers of the total customer portfolio balance and continued elevation of our delinquency rates;

•
The decision to pursue collection of past and future charged-off accounts internally rather than selling charged off accounts to a third-party. This change resulted in $0.8 million in additional provision recorded during the first quarter of fiscal 2016 as recoveries are expected to occur over an extended time period, which resulted in a reduction in expected cash recoveries over the next twelve months; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $95.6 million, or 6.9% of the total portfolio balance, driving $9.0 million of the increase in provision for bad debts.

For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the outstanding portfolio balance rose from 5.3% as of April 30, 2014 to 9.4% as of April 30, 2015. The percentage of non-restructured accounts greater than 60 days past due increased 10 basis points over the prior year to 7.5% as of April 30, 2015. We expect delinquency levels and charge-offs to remain elevated over the short-term. The increase in delinquency and changes in expectations for customer performance and cash recoveries on charged-off accounts were reflected in our projection models, resulting in an increase in the level of losses we expected to realize over the next twelve months.

For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 33.8% as of April 30, 2014 as compared to 34.5% as of April 30, 2015.

The percent of bad debt charge-offs (net of recoveries) to average portfolio balance was 7.8% for the three months ended April 30, 2014 compared to 12.2% for the three months ended April 30, 2015. The increase was primarily due to the higher level of delinquency experienced over the past twelve months.

As of April 30, 2015 and 2014, balances under no-interest programs were $480.5 million and $408.8 million, respectively. Amounts financed under these programs decreased to 34.8% of the total portfolio balance as of April 30, 2015 from 37.0% as of April 30, 2014 due to our discontinuation of the six-month program in August 2014 and reduced offering of the 12-month program offset by the addition of the 18- and 24-month programs in October 2014. If the proportion of accounts financed under no-interest programs increases, the overall yield recognized on the average customer receivable balance will decline. Conversely, a decline in the proportion of accounts financed under no-interest programs will generally result in an increase in the overall yield recognized. The allowance for no-interest programs represents the portion of the accrued interest reported within customer accounts receivable at the end of each period which is not expected to be realized due to customers satisfying the requirements of the interest-free programs and is based on historical experience. The allowance for no-interest credit programs climbed from 3.0% of the balance outstanding as of April 30, 2014 to 3.5% as of April 30, 2015.

Historical Static Loss Table

The following static loss analysis presents the cumulative percentage of balances charged off, based on the year the credit account was originated and the period the balance was charged off. The percentage computed below is calculated by dividing the cumulative net amount charged off since origination by the total balance of accounts originated during the applicable fiscal year. The net charge-off was determined by estimating, on a pro-rata basis, the amount of the recoveries received during a period that was allocable to the applicable origination period. As a result of our decision to pursue collections of past and future charged-off accounts internally rather than selling charged off accounts to a third-party, the recoveries received will happen later and the static loss rates will be higher than historical experience for the years prior to reaching terminal. For example, if our recoveries in the fourth quarter of fiscal 2015 and first quarter of fiscal 2016 were similar to the first three quarters of fiscal 2015, our static loss rates for each vintage year would be lower by 10 to 40 basis points.

	April 30, 2015
	Balance	% of Balance	Cumulative Loss Rate as a % of Balance Originated (1)
Fiscal Year	Outstanding	Originated	Years from Origination
of Origination	(millions)	Outstanding	—	1	2	3	Terminal (2)
2006			0.3%	1.9%	3.6%	4.8%	5.8%
2007			0.2%	1.7%	3.5%	4.8%	5.7%
2008			0.2%	1.8%	3.6%	5.1%	5.9%
2009			0.2%	2.1%	4.6%	6.1%	6.6%
2010			0.2%	2.4%	4.6%	6.0%	6.0%
2011	$0.4	0.1%	0.4%	2.6%	5.2%	5.8%	6.0%
2012	$2.2	0.4%	0.2%	3.1%	5.5%	6.6%	6.7%
2013	$19.3	2.6%	0.4%	5.2%	8.3%	8.7%
2014	$211.5	19.7%	0.8%	8.2%	9.9%
2015	$821.3	62.3%	1.1%	2.6%

(1)
The loss rates for balances originated in fiscal years after fiscal year 2012 may not be comparable to those for balances originated in earlier years as changes made to our collections policies during fiscal 2012 resulted in accounts charging off earlier than in prior periods. The most recent percentages in years from origination 1 through 3 include loss data through April 30, 2015, and are not comparable to prior fiscal year accumulated net charge-off percentages in the same column.

(2)	The terminal loss percentage presented represents the point at which that pool of loans has reached its maximum loss rate.

Liquidity and Capital Resources

We require liquidity and capital resources to finance our operations and future growth as we add new stores and markets to our operations, which in turn requires additional working capital for increased customer receivables and inventory. We finance our operations primarily through a combination of cash flow generated from operations and the use of our asset-based revolving credit facility. We may also obtain additional capital to fund our growth through additional borrowings, including bank debt, issuance of debt securities or other capital market transactions. If the repayment of amounts owed under our debt and other credit arrangements is accelerated for any reason, we may not have sufficient cash and liquid assets at such time to be able to immediately repay all the amounts owed under the facility. We believe, based on our current projections, that we have sufficient sources of liquidity to fund our operations, store expansion and updating activities, and capital programs for at least the next twelve months.

Operating cash flow activities. During the three months ended April 30, 2015, net cash provided by operating activities was $56.4 million. This compares to net cash provided by operating activities of $30.7 million during the prior-year period. The increase in net cash provided by operating activities was primarily driven by a higher net income when adjusted for noncash activity, including the increase in the provision for bad debts and uncollectible interest, and improvements in our working capital.

Investing cash flow activities. Net cash used in investing activities was $9.6 million for the three months ended April 30, 2015 as compared to $14.3 million for the three months ended April 30, 2014. The year-over-year decrease in capital expenditures related to the timing of construction activities for new stores, as well as store remodels and relocations.

Financing cash flow activities. For the three months ended April 30, 2015, net cash used in financing activities was $54.0 million with debt outstanding decreasing $54.3 million in the period as collections are seasonally stronger in the first quarter and we had only moderate growth in the customer portfolio balance. This compares to net cash used in financing activities of $17.9 million during the three months ended April 30, 2014.

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

The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock; (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended, and we will cease to be subject to such covenants during such period.

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

On April 24, 2015, the SEC declared effective the Company’s registration statement on Form S-4 pursuant to which we exchanged the Senior Notes for an equivalent amount of 7.25% Senior Notes due July 2022 that are registered under the Securities Act of 1933, as amended (the “Exchange Notes”).  The exchange offer was completed on June 1, 2015, and all of the outstanding Senior Notes were tendered in exchange for the Exchange Notes. The terms of the Exchange Notes are substantially identical to the Senior Notes.

Revolving Credit Facility. Conn's, Inc. and certain of its subsidiaries (the "Borrowers") amended its asset-based revolving credit facility in connection with the issuance of the Senior Notes. The amendment provides for, among other things, the issuance of the Senior Notes and Indenture as well as related guarantees, upstream distributions from subsidiaries to Conn’s, Inc. (a holding company) for the payment of interest and principal on the Senior Notes and under certain circumstances optional and mandatory prepayment of the Senior Notes. The amendment also allows holders of the Senior Notes to receive payments even though they may be stockholders of the Company.

Our revolving credit facility with a syndicate of banks had capacity of $880.0 million as of April 30, 2015. The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The amended and restated credit facility bears interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). As of April 30, 2015, the weighted average interest rate on borrowings outstanding under the revolving credit facility was 3.3%.

In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The obligations under the revolving credit facility are secured by all assets of the Borrowers. The revolving credit facility restricts the amount of dividends we can pay.

As of April 30, 2015, we had immediately available borrowing capacity of $356.3 million under our revolving credit facility, net of standby letters of credit issued, for general corporate purposes. We also had $48.8 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and inventory balances. We pay fees in the amount of 25 basis points for the additional commitment amount. Our revolving credit facility provides us the ability to utilize letters of credit to secure deductibles under our property and casualty insurance programs, among other acceptable uses. At April 30, 2015, we had outstanding letters of credit of $1.1 million under this facility.

Debt covenants. We were in compliance with our debt covenants at April 30, 2015. A summary of the significant financial covenants that govern our revolving credit facility, as amended, compared to our actual compliance status at April 30, 2015 is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum	1.42 to 1.00	1.10 to 1.00
Leverage ratio must be lower than required maximum	1.41 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed stated amount	5.51%	4.49%
Capital expenditures, net, must be lower than required maximum	$13.8 million	$75.0 million

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

Capital expenditures. We lease all of our stores, and our plans for future store locations include primarily leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.0 million and $1.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.5 million and $1.0 million per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationship and funding sources and alternatives for new stores, which may include "sale-leaseback" or direct "purchase-lease" programs, as well as other funding sources for our purchase and construction of those projects. If we are successful in these relationship developments, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores, but could include full ownership. During the three months ended April 30, 2015, we opened 3 new stores and we plan to open 15 to 18 new stores for all of fiscal year 2016. Our anticipated capital expenditures for fiscal year 2016 are between $15.0 million and $25.0 million, net of tenant improvement allowances. We expect to fund these estimated capital expenditures with cash from operations and borrowings under our revolving credit facility.

Other Initiatives. During fiscal year 2016, we will discontinue offering video game products, digital cameras, and certain tablets. During fiscal year 2015, net sales and product margin from the sale of these products were approximately $50.0 million and $5.0 million, respectively. We have experienced significantly higher charge-off rates and lower product margins associated with purchases of these products by our customers.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Certain accounting policies are considered "critical accounting policies" because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact to our consolidated financial statements. We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates. The description of critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Recent Accounting Pronouncements

The information related to recent accounting pronouncements as set forth in Note 1. Summary of Significant Accounting Policies, of the Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates under our asset-based revolving credit facility are variable and bear interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). Accordingly, changes in LIBOR will affect the interest rate on, and therefore our costs under, the credit facility. As of April 30, 2015, the balance outstanding under our asset-based revolving credit facility was $473.8 million. Accordingly, a 100 basis point increase in interest rates on the asset-based revolving credit facility would increase our borrowing costs by $4.7 million over a 12-month period, based on the balance outstanding at April 30, 2015.

For additional information regarding quantitative and qualitative market risks, as updated by the preceding paragraphs, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

For the three months ended April 30, 2015, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 7. Contingencies, of the Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

As of the date of the filing, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended January 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

At the Company's 2015 Annual Meeting of Stockholders held on May 28, 2015, the Company’s stockholders considered three proposals, each of which is described in more detail in the Company’s definitive proxy statement, filed with the Securities and Exchange Commission on April 13, 2015. In accordance with the Company’s Bylaws, on all matters other than the election of directors, abstentions are counted as votes cast, but broker non-votes are not counted as votes cast and, accordingly, have no effect on the outcome of the proposals. On the election of directors, neither abstentions nor broker non-votes are counted as votes cast and, accordingly, have no effect on the outcome of the proposal. The final vote results for each proposal were as stated below.

1.	The following nominees for directors were elected to serve one-year terms expiring in 2016:

	Number of Shares
	For	Against	Abstentions	Broker Non-Votes
Kelly M. Malson	29,135,860	171,668	7,607	4,213,297
Bob L. Martin	29,057,320	250,067	7,748	4,213,297
Douglas H. Martin	29,135,224	174,524	5,387	4,213,297
William E. Saunders, Jr.	29,119,540	187,724	7,871	4,213,297
David Schofman	29,123,624	183,694	7,817	4,213,297
Scott L. Thompson	29,136,462	170,861	7,812	4,213,297
Theodore M. Wright	29,132,656	174,608	7,871	4,213,297

2.	The appointment of Ernst & Young LLP as the independent registered public accounting firm for the Company for fiscal year ending January 31, 2016 was ratified:

Number of Shares
For	33,394,215
Against	32,899
Abstentions	101,318
Broker Non-Votes	—

3.	The non-binding advisory vote on the compensation of the Company’s named executive officers was approved:

Number of Shares
For	28,717,479
Against	580,810
Abstentions	16,846
Broker Non-Votes	4,213,297

ITEM 6.	EXHIBITS

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

Date: June 2, 2015

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1
Certificate of Incorporation of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn’s, Inc. Certificate of Incorporation (as corrected December 31, 2013) (incorporated herein by reference to Exhibit 3.1.3 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2014 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Conn’s, Inc. Form 10-Q for the fiscal period ended April 30, 2014 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 2, 2014)

3.1.5
Certificate of Designations of Series A Junior Participating Preferred Stock of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on October 6, 2014)

3.2
Amended and Restated Bylaws of Conn’s, Inc. effective as of December 3, 2013 (incorporated herein by reference to Exhibit 3.2 to Conn’s, Inc. Form 10-Q for the quarter ended October 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 6, 2013)

4.1
Rights Agreement, dated as of October 6, 2014, by and between Conn’s, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on October 6, 2014)

4.2
Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to Conn's, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

10.1*	Revised Form of Restricted Stock Award Agreement under the Non-Employee Director Restricted Stock Plan
10.2*	Revised Form of Deferral Election Form under the Non-Employee Director Restricted Stock Plan
31.1*	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (Interim Chief Financial Officer)
32.1*	Section 1350 Certification (Chief Executive Officer and Interim Chief Financial Officer)
101*
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2016, filed with the SEC on June 2, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at April 30, 2015 and January 31, 2015 and, (ii) the consolidated statements of operations for the three months ended April 30, 2015 and 2014, (iii) the consolidated statements of comprehensive income for the three months ended April 30, 2015 and 2014, (iv) the consolidated statements of cash flows for the three months ended April 30, 2015 and 2014 and (v) the notes to consolidated financial statements

* Filed herewith