Form 10-Q
period 2015-07-31
CONNS INC
filed 2015-09-09
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 3, 2015:

Class	Outstanding
Common stock, $0.01 par value per share	36,515,901

CONN'S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2015

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

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	July 31, 2015	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$6,868	$12,223
Customer accounts receivable, net of allowances	685,933	643,094
Other accounts receivable	78,939	67,703
Inventories	173,577	159,068
Deferred income taxes	22,504	20,040
Income taxes recoverable	615	11,058
Prepaid expenses and other current assets	17,198	12,529
Total current assets	985,634	925,715
Long-term portion of customer accounts receivable, net of allowances	583,082	558,257
Property and equipment, net	133,674	120,218
Deferred income taxes	41,386	33,505
Other assets	8,296	9,627
Total assets	$1,752,072	$1,647,322
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$789	$395
Accounts payable	105,311	85,355
Accrued compensation and related expenses	10,366	12,151
Accrued expenses	31,309	27,479
Income taxes payable	3,093	3,450
Deferred revenues and other credits	16,215	16,179
Total current liabilities	167,083	145,009
Deferred rent	62,669	52,792
Long-term debt	811,240	774,015
Other long-term liabilities	22,459	21,836
Total liabilities	1,063,451	993,652
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000 shares authorized; 36,506 and 36,352 shares issued, respectively)	365	364
Additional paid-in capital	234,130	231,395
Retained earnings	454,126	421,911
Total stockholders’ equity	688,621	653,670
Total liabilities and stockholders' equity	$1,752,072	$1,647,322

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Revenues:
Product sales	$293,739	$264,166	$565,365	$518,386
Repair service agreement commissions	27,756	20,732	51,552	40,986
Service revenues	3,451	3,383	6,508	6,538
Total net sales	324,946	288,281	623,425	565,910
Finance charges and other revenues	71,104	64,683	137,701	122,502
Total revenues	396,050	352,964	761,126	688,412
Costs and expenses:
Cost of goods sold, including warehousing and occupancy costs	187,124	168,717	360,596	329,499
Cost of service parts sold, including warehousing and occupancy costs	1,550	1,871	2,862	3,290
Delivery, transportation and handling costs	13,787	13,164	26,136	25,327
Selling, general and administrative expenses	104,832	94,139	200,507	182,180
Provision for bad debts	51,646	39,585	99,189	61,843
Charges and credits	1,013	1,492	1,632	3,246
Total costs and expenses	359,952	318,968	690,922	605,385
Operating income	36,098	33,996	70,204	83,027
Interest expense	10,055	6,247	19,483	10,971
Income before income taxes	26,043	27,749	50,721	72,056
Provision for income taxes	9,505	10,099	18,506	25,937
Net income	$16,538	$17,650	$32,215	$46,119
Earnings per share:
Basic	$0.45	$0.49	$0.88	$1.27
Diluted	$0.45	$0.48	$0.87	$1.25
Weighted average common shares outstanding:
Basic	36,466	36,209	36,416	36,172
Diluted	37,042	36,972	36,967	36,951

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net income	$16,538	$17,650	$32,215	$46,119
Change in fair value of hedges	—	58	—	116
Impact of provision for income taxes on comprehensive income	—	(21)	—	(41)
Comprehensive income	$16,538	$17,687	$32,215	$46,194

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended July 31,
	2015	2014
Cash flows from operating activities:
Net income	$32,215	$46,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,245	10,655
Provision for bad debts and uncollectible interest	116,217	73,552
Stock-based compensation expense	1,805	2,241
Excess tax benefits from stock-based compensation	(474)	(952)
Charges, net of credits, for store and facility closures and relocations	425	3,246
Deferred income taxes	(10,346)	(12,019)
Loss (gain) on sale of property and equipment	(517)	23
Tenant improvement allowances received from landlords	7,212	5,264
Change in operating assets and liabilities:
Customer accounts receivable	(183,881)	(168,463)
Other accounts receivable	(7,580)	1,501
Inventories	(14,509)	(17,094)
Other assets	201	(1,385)
Accounts payable	23,658	13,102
Accrued expenses	507	(8,848)
Income taxes	10,086	(4,109)
Deferred revenues and other credits	(880)	2,050
Deferred rent	170	2,441
Net cash used in operating activities	(13,446)	(52,676)
Cash flows from investing activities:
Purchase of property and equipment	(29,656)	(38,120)
Proceeds from sale of property	35	19,279
Net cash used in investing activities	(29,621)	(18,841)
Cash flows from financing activities:
Borrowings from revolving credit facility	220,246	215,983
Payments on revolving credit facility	(184,450)	(389,750)
Proceeds from issuance of senior notes, net of issuance costs	—	243,400
Proceeds from stock issued under employee benefit plans	1,688	607
Excess tax benefits from stock-based compensation	474	952
Other	(246)	(1,381)
Net cash provided by financing activities	37,712	69,811
Net change in cash and cash equivalents	(5,355)	(1,706)
Cash and cash equivalents, beginning of period	12,223	5,727
Cash and cash equivalents, end of period	$6,868	$4,021
Non-cash investing and financing activities:
Capital lease asset additions and related obligations	$1,720	$304
Property and equipment purchases not yet paid	$3,406	$—

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Business. Conn’s is a leading specialty retailer that offers a broad selection of quality, branded durable consumer goods and related services in addition to a proprietary credit solution for its core credit constrained consumers. We operate an integrated and scalable business through our retail stores and website. Our complementary product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit offering provides financing solutions to a large, under-served population of credit constrained consumers who typically have limited banking options.

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

Subsequent Events. On September 4, 2015, we entered into an agreement to securitize $1.4 billion of customer receivables, with closing expected on or about September 10, 2015. We will transfer the securitized customer receivables to a bankruptcy-remote variable-interest entity ("VIE"). The VIE will issue bonds at a face amount of $1.12 billion secured by the portfolio balance, which will result in net proceeds to us of approximately $1.08 billion, net of transaction costs, and will be used to pay down the entire balance on our revolving credit facility. The lead partner in this deal was Credit Suisse, which will purchase the issued bonds at an advance rate of 77.5% of the outstanding customer receivables portfolio balance, which is approximately 89.5% of the customer accounts receivable balance net of allowances and deferred interest. We will initially hold the residual equity of the VIE, which we are in the process of selling. We may elect to retain all or a portion of the residual equity of the VIE if that is determined to be in our best economic interest. We also plan to execute periodic securitizations of future originated loans.

Under the terms of the securitization transaction, the customer loan principal and interest payment cash flows will go first to the servicer and the holders of the securitization bonds, and then to the residual equity holders. We will retain the servicing of the securitized loan portfolio and will receive a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized loans. In addition, we will retain all credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charged-off accounts previously reflected as a reduction of net charge-offs.

While holding all or a significant portion of the residual equity of the VIE, we will consolidate the VIE within our financial statements. If we sell all or a significant portion of the residual equity, we will assess if the transaction achieves sale treatment for accounting purposes, which may result in deconsolidation of the VIE. There is no assurance that we will complete a sale of all or a portion of the residual equity of the VIE and there is no assurance we will achieve sale treatment, and no timetable has been set for completion of this process. As a result, we have determined that the loan portfolio does not meet the criteria for treatment as an asset held for sale, which would require recording at the lower of cost, net of allowances, or fair value. We have not made an adjustment to the customer accounts receivable balance as a result of the transaction or in anticipation of any gain or loss that may occur should a sale of the residual portion of the VIE be completed.

On September 2, 2015, the Board of Directors also an aggregate repurchase program of up to $75.0 million (the maximum amount permitted under the Company’s credit facility and senior note indenture) consisting of (i) shares of the Company's outstanding common stock; (ii) 7.250% Senior Notes Due 2022; or (iii) a combination thereof. Common stock and senior note repurchases may be made from time to time on the open market or through privately negotiated transactions, at management’s discretion, based on market and business conditions. We have no obligation to repurchase shares or senior notes under the authorization, and the timing and value of the shares and notes that are repurchased will be at the discretion of management and will depend on a number of factors, including the price of the Company's common stock and the senior notes. We may suspend or discontinue repurchases at any time without notice.

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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation. The consolidated financial statements include the accounts of Conn’s, Inc. and its wholly-owned subsidiaries. Conn’s, Inc., a Delaware corporation, is a holding company with no independent assets or operations other than its investments in its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Earnings per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the potential dilutive effects of any stock options and restricted stock units granted, which is calculated using the treasury-stock method. The following table sets forth the shares outstanding for the earnings per share calculations:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2015	2014	2015	2014
Weighted average common shares outstanding - Basic	36,466	36,209	36,416	36,172
Dilutive effect of stock options and restricted stock units	576	763	551	779
Weighted average common shares outstanding - Diluted	37,042	36,972	36,967	36,951

For the three months ended July 31, 2015 and 2014, the weighted average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 69,000 and 80,000, respectively. For the six months ended July 31, 2015 and 2014, the weighted average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 187,000 and 58,000, respectively.

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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

life of those accounts. The excess of the carrying amount over the discounted cash flow amount is recorded as an allowance for loss on those accounts.

Interest income on customer accounts receivable. Interest income is accrued using the interest method for installment contracts and is reflected in finance charges and other. Typically, interest income is accrued until the contract or account is paid off or charged-off. We provide an allowance for estimated uncollectible interest. Interest income on installment contracts with our customers is calculated using the rule of 78s. In order to convert the interest income recognized to the interest method, we have recorded the excess earnings of rule of 78s over the interest method as deferred revenue on our balance sheets. This deferred interest will ultimately be brought into income as the accounts pay off or accounts amortize to the point that interest income under the interest method exceeds that which is being earned under rule of 78s. At July 31, 2015 and January 31, 2015, there was $11.1 million and $11.2 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities.

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

We typically only place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. At July 31, 2015 and January 31, 2015, customer receivables carried in non-accrual status were $16.3 million and $13.7 million, respectively. At July 31, 2015 and January 31, 2015, customer receivables that were past due 90 days or more and still accruing interest totaled $93.6 million and $97.1 million, respectively.

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

The fair value of cash and cash equivalents and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a Level 3 discounted cash flow analysis using data from the recent securitization transaction, approximates their carrying amount. The fair value of our revolving credit facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At July 31, 2015, the fair value of our 7.25% senior notes, which was determined using Level 1 inputs, was $238.8 million as compared to the carrying value of $250.0 million, excluding the impact of the related discount.

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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 2, 2015, the Board of Directors approved the termination of the Company’s stockholder rights plan, effective at the close of the securitization transaction, currently anticipated to be on or about September 10, 2015.

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

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current guidance. Upon adoption of ASU 2014-09, entities are required to recognize revenue using the following comprehensive model: (1) identify contracts with customers, (2) identify the performance obligations in contracts, (3) determine transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue as each performance obligation is satisfied. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date, which defers the effective date of ASU 2015-14 by one year and allows early adoption on a limited basis. ASU 2014-09 is now effective for us beginning in the first quarter of fiscal year 2019 and will result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. We are currently assessing the impact the new standard will have on our financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which focuses on a reporting company’s consolidation evaluation to determine whether they should consolidate certain legal entities. ASU 2014-09 is effective for us beginning in the first quarter of fiscal year 2017 and allows early adoption, including adoption in an interim period. We have early adopted ASU 2015-02 beginning with the quarter ended July 31, 2015, which did not have an impact to our financial statements.

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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     Charges and Credits

Charges and credits consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2015	2014	2015	2014
Store and facility closure and relocation costs	$—	$1,492	$425	$3,246
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	1,013	—	1,207	—
	$1,013	$1,492	$1,632	$3,246

3.     Finance Charges and Other Revenues

Finance charges and other revenues consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2015	2014	2015	2014
Interest income and fees	$57,383	$52,226	$112,802	$98,716
Insurance commissions	13,062	12,113	24,091	22,976
Other revenues	659	344	808	810
	$71,104	$64,683	$137,701	$122,502

Interest income and fees and insurance commissions are derived from the credit segment operations, whereas other revenues is derived from the retail segment operations. For the three months ended July 31, 2015 and 2014, interest income and fees was reduced by provisions for uncollectible interest of $8.9 million and $6.6 million, respectively. For the six months ended July 31, 2015 and 2014, interest income and fees was reduced by provisions for uncollectible interest of $17.4 million and $12.0 million, respectively. For the three months ended July 31, 2015 and 2014, the amount included in interest income and fees related to TDR accounts was $3.3 million and $1.8 million, respectively. For the six months ended July 31, 2015 and 2014, the amount included in interest income and fees related to TDR accounts was $6.5 million and $3.1 million, respectively.

4.	Customer Accounts Receivable

Customer accounts receivable consisted of the following:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
(in thousands)	July 31, 2015	January 31, 2015	July 31, 2015	January 31, 2015	July 31, 2015	January 31, 2015
Customer accounts receivable	$1,350,447	$1,277,135	$105,737	$112,365	$87,640	$94,304
Restructured accounts	101,490	88,672	27,172	20,722	101,490	88,672
Total customer portfolio balance	1,451,937	1,365,807	$132,909	$133,087	$189,130	$182,976
Allowance for uncollectible accounts	(164,330)	(146,982)
Allowance for short-term, no-interest programs	(18,592)	(17,474)
Total customer accounts receivable, net	1,269,015	1,201,351
Short-term portion of customer accounts receivable, net	(685,933)	(643,094)
Long-term portion of customer accounts receivable, net	$583,082	$558,257

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Due to the fact that an account can become past due after having been re-aged, accounts could be represented as both past due and re-aged. As of July 31, 2015 and January 31, 2015, the amounts included within both past due and re-aged was $47.7 million and $44.9 million, respectively. As of July 31, 2015 and January 31, 2015, the total customer portfolio balance past due one day or greater was $327.1 million and $316.0 million, respectively. These amounts include the 60 days past due balances shown.

The following presents the activity in our balance in the allowance for doubtful accounts and uncollectible interest for customer receivables:

	Six Months Ended July 31, 2015			Six Months Ended July 31, 2014
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$118,786	$28,196	$146,982	$54,448	$17,353	$71,801
Provision (1)	91,821	24,396	116,217	61,317	12,235	73,552
Principal charge-offs (2)	(71,280)	(14,190)	(85,470)	(49,367)	(8,338)	(57,705)
Interest charge-offs	(13,056)	(2,599)	(15,655)	(8,824)	(1,490)	(10,314)
Recoveries (2)	1,881	375	2,256	6,807	1,150	7,957
Allowance at end of period	$128,152	$36,178	$164,330	$64,381	$20,910	$85,291
Average total customer portfolio balance	$1,297,951	$95,652	$1,393,603	$1,057,875	$52,626	$1,110,501

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

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

The following table presents detail of the activity in the accrual for store closures:

	Six Months Ended July 31,
(in thousands)	2015	2014
Balance at beginning of period	$2,556	$4,316
Accrual for additional closures	318	3,108
Adjustments	(32)	138
Cash payments, net of sublease income	(698)	(4,254)
Balance at end of period	2,144	3,308
Current portion, included in accrued expenses	(640)	(1,181)
Long-term portion, included in other long-term liabilities	$1,504	$2,127

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Debt

Debt consisted of the following:

(in thousands)	July 31, 2015	January 31, 2015
Revolving credit facility	$563,907	$528,112
Senior Notes	250,000	250,000
Other debt	2,445	933
Total debt	816,352	779,045
Less:
Discount on debt	(4,323)	(4,635)
Current portion of debt	(789)	(395)
Long-term debt	$811,240	$774,015

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

Our revolving credit facility with a syndicate of banks has capacity of $880.0 million and matures in November 2017. The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The amended and restated credit facility bears interest at LIBOR plus a spread ranging from 250 basis points to 325

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). As of July 31, 2015, the weighted average interest rate on borrowings outstanding under the revolving credit facility was 3.6%.

In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The obligations under the revolving credit facility are secured by all assets of the Borrowers. The revolving credit facility restricts the amount of dividends we can pay. We were in compliance with our debt covenants at July 31, 2015.

As of July 31, 2015, we had immediately available borrowing capacity of $315.0 million under our revolving credit facility, net of standby letters of credit issued, for general corporate purposes. We pay fees in the amount of 25 basis points for the additional commitment amount. Our revolving credit facility provides us the ability to utilize letters of credit to secure deductibles under our property and casualty insurance programs, among other acceptable uses. At July 31, 2015, we had outstanding letters of credit of $1.1 million under this facility.

7.     Contingencies

Securities Class Action Litigation. We and two of our current executive officers are defendants in a consolidated securities class action lawsuit pending in the Southern District of Texas, In re Conn’s Inc. Securities Litigation, Cause No. 14-CV-00548 (the “Consolidated Securities Action”). The plaintiffs in the Consolidated Securities Action allege that the defendants made false and misleading statements and/or failed to disclose material adverse facts about our business, operations, and prospects. They allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek to certify a class of all persons and entities that purchased or otherwise acquired Conn’s common stock and/or call options, or sold/wrote Conn’s put options between April 3, 2013 and December 9, 2014. The complaint does not specify the amount of damages sought.

On June 30, 2015, the Court held a hearing on the defendants’ motion to dismiss plaintiffs’ complaint. At the hearing, the Court dismissed Brian Taylor, a former executive officer, and certain other aspects of the complaint. The Court ordered plaintiffs to further amend their complaint in accordance with its ruling, and the plaintiffs filed their Fourth Consolidated Amended Complaint on July 21, 2015. The remaining defendants filed a motion to dismiss on August 28, 2015.

The defendants intend to vigorously defend against all of these claims. It is not possible at this time to predict the timing or outcome of any of this litigation.

Derivative Litigation. On December 1, 2014, an alleged shareholder filed, purportedly on behalf of the Company, a derivative shareholder lawsuit against us and certain of our current and former directors and executive officers in the United States District Court for the Southern District of Texas captioned Robert Hack, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright, Bob L. Martin, Jon E.M. Jacoby, Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson, Brian Taylor, a former executive officer, and Michael J. Poppe and Conn’s, Inc., Case No. 4:14-cv-03442 (the “Original Derivative Action”). The complaint asserts claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and insider trading based on substantially similar factual allegations as those asserted in the Consolidated Securities Action. The plaintiff seeks unspecified damages against these persons and does not request any damages from us. The court approved a stipulation among the parties to stay the action pending resolution of the motion to dismiss in the Consolidated Securities Action, and the parties have requested that the Court extend the stay pending resolution of the anticipated motion to dismiss.

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

On February 25, 2015, a third derivative action was filed in the United States District Court for the Southern District of Texas, captioned 95250 Canada LTEE, derivatively on Behalf of Conn’s, Inc. v. Wright et al., Cause No. 4:15-cv-00521. This action makes substantially similar allegations to the Original Derivative Action. On March 30, 2015, the plaintiffs in this action and the Original Derivative Action filed a joint motion to consolidate these two derivative actions, which is still pending.

None of the plaintiffs in any of the derivative actions made a demand on our Board of Directors prior to filing their respective lawsuits. The defendants in the derivative actions intend to vigorously defend against these claims.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Matters. We are continuing to cooperate with the SEC’s investigation which generally relates to our underwriting policies and bad debt provisions.  The investigation is a non-public, fact-finding inquiry, and the SEC has stated that the investigation does not mean that any violations of law have occurred.

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

8.     Segment Reporting

Financial information by segment is presented in the following tables:

	Three Months Ended July 31, 2015			Three Months Ended July 31, 2014
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$98,882	$—	$98,882	$81,373	$—	$81,373
Home appliance	97,260	—	97,260	84,355	—	84,355
Consumer electronic	69,682	—	69,682	68,945	—	68,945
Home office	22,940	—	22,940	24,061	—	24,061
Other	4,975	—	4,975	5,432	—	5,432
Product sales	293,739	—	293,739	264,166	—	264,166
Repair service agreement commissions	27,756	—	27,756	20,732	—	20,732
Service revenues	3,451	—	3,451	3,383	—	3,383
Total net sales	324,946	—	324,946	288,281	—	288,281
Finance charges and other revenues	659	70,445	71,104	343	64,340	64,683
Total revenues	325,605	70,445	396,050	288,624	64,340	352,964
Costs and expenses:
Cost of goods sold, including warehousing and occupancy costs	187,124	—	187,124	168,717	—	168,717
Cost of service parts sold, including warehousing and occupancy costs	1,550	—	1,550	1,871	—	1,871
Delivery, transportation and handling costs	13,787	—	13,787	13,164	—	13,164
Selling, general and administrative expenses (1)	76,683	28,149	104,832	69,172	24,967	94,139
Provision for bad debts	324	51,322	51,646	—	39,585	39,585
Charges and credits	1,013	—	1,013	1,492	—	1,492
Total costs and expense	280,481	79,471	359,952	254,416	64,552	318,968
Operating income (loss)	45,124	(9,026)	36,098	34,208	(212)	33,996
Interest expense	—	10,055	10,055	—	6,247	6,247
Income (loss) before income taxes	$45,124	$(19,081)	$26,043	$34,208	$(6,459)	$27,749

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended July 31, 2015			Six Months Ended July 31, 2014
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$188,384	$—	$188,384	$162,265	$—	$162,265
Home appliance	181,362	—	181,362	161,470	—	161,470
Consumer electronic	141,112	—	141,112	135,388	—	135,388
Home office	44,925	—	44,925	47,997	—	47,997
Other	9,582	—	9,582	11,266	—	11,266
Product sales	565,365	—	565,365	518,386	—	518,386
Repair service agreement commissions	51,552	—	51,552	40,986	—	40,986
Service revenues	6,508	—	6,508	6,538	—	6,538
Total net sales	623,425	—	623,425	565,910	—	565,910
Finance charges and other revenues	808	136,893	137,701	809	121,693	122,502
Total revenues	624,233	136,893	761,126	566,719	121,693	688,412
Costs and expenses:
Cost of goods sold, including warehousing and occupancy costs	360,596	—	360,596	329,499	—	329,499
Cost of service parts sold, including warehousing and occupancy costs	2,862	—	2,862	3,290	—	3,290
Delivery, transportation and handling costs	26,136	—	26,136	25,327	—	25,327
Selling, general and administrative expenses (1)	144,910	55,597	200,507	133,339	48,841	182,180
Provision for bad debts	393	98,796	99,189	44	61,799	61,843
Charges and credits	1,632	—	1,632	3,246	—	3,246
Total costs and expense	536,529	154,393	690,922	494,745	110,640	605,385
Operating income (loss)	87,704	(17,500)	70,204	71,974	11,053	83,027
Interest expense	—	19,483	19,483	—	10,971	10,971
Income (loss) before income taxes	$87,704	$(36,983)	$50,721	$71,974	$82	$72,056

(1)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment that benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was $3.4 million and $3.0 million for the three months ended July 31, 2015 and 2014, respectively, and $6.9 million and $5.9 million for the six months ended July 31, 2015 and 2014, respectively. The amount of reimbursement made to the retail segment by the credit segment was $8.9 million and $7.1 million for the three months ended July 31, 2015 and 2014, respectively, and $17.4 million and $13.8 million for the six months ended July 31, 2015 and 2014, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Although we believe that the expectations, opinions, projections, and comments reflected in these forward-looking statements are reasonable, we can give no assurance that such statements will prove to be correct. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to close the securitization of its loan portfolio or to sell the residual equity on favorable terms; our ability to execute periodic securitizations of future originated loans including the sale of any residual equity on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; technological and market developments and sales trends for our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and our employees; and our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets. Additional risks and uncertainties are detailed in our most recently filed Annual Report on Form 10-K and other filings that we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Overview

We encourage you to read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying consolidated financial statements and related notes. Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.

Executive Summary

Total revenues increased to $396.1 million for the three months ended July 31, 2015, compared to $353.0 million for the three months ended July 31, 2014. The increase in total revenue was primarily driven by new store openings, an increase in same store sales of 3.1%, and an increase in credit revenue as a result of growth in the average balance of the customer receivable portfolio partially offset by a 210 basis point decrease in portfolio yield.

Retail gross margin for the three months ended July 31, 2015 was 41.8%, an increase of 100 basis points over the 40.8% reported in the comparable quarter last year. The increase in retail margin was driven by higher retrospective commissions on repair service agreements.

Delivery, transportation and handling costs as a percentage of product sales and repair service agreement commissions (the same basis used for calculating retail margins) was 4.3%, a decrease of 30 basis points over 4.6% in the previous year. The decrease was primarily driven by efficiencies in delivery operations partially offset by higher costs as a result of the shift in product sales mix.

Selling, general and administrative expenses ("SG&A") for the three months ended July 31, 2015 was $104.8 million, an increase of $10.7 million, or 11.4%, over the same prior year period. The SG&A increase in the retail segment was primarily due to the opening of new stores resulting in higher sales-driven compensation and facility-related costs. The SG&A increase in the credit segment is the result of the addition of collections personnel to service the 23.1% increase in the customer receivable portfolio balance and anticipated near-term portfolio growth.

Provision for bad debts for the three months ended July 31, 2015 was $51.6 million, an increase of $12.1 million from the same prior year period. The year-over-year increase was impacted by the following:

•	A 24.5% increase in the average receivable portfolio balance resulting from new store openings and same store growth over the past 12 months;

•	A 26.1% increase in the balances originated during the quarter compared to the prior year quarter;

•
An increase of 50 basis points in the percentage of customer accounts receivable balances greater than 60 days delinquent to 9.2% at July 31, 2015 as compared to the prior year period. Delinquency increased year-over-year across product categories and years of origination and many of the credit quality levels and geographic regions;

•	An increase in the proportion of new customers of the total customer portfolio balance compared to the prior year period; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $101.5 million, or 7.0% of the total portfolio balance, driving $3.4 million of the increase in provision for bad debts.

Net income for the three months ended July 31, 2015 was $16.5 million, or $0.45 per diluted share, which included net charges of $1.0 million, or $0.02 per diluted share on an after-tax basis, from legal and professional fees related to the exploration of strategic alternatives and securities-related litigation. This compares to net income for the three months ended July 31, 2014 of $17.7 million, or $0.48 per diluted share, which included net charges of $1.5 million, or $0.03 per diluted share on an after-tax basis, related to store closures and relocations.

Recent Developments and Operational Changes

We announced a number of strategic initiatives that collectively represent a major transformation in the business and position us to execute our growth strategies while reducing risk and enhancing shareholder value. These actions include the appointment of a new Chief Executive Officer, entering into an agreement to securitize $1.4 billion of retail installment contract receivables, Board of Director authorization to repurchase up to $75.0 million of securities, and termination of the stockholders’ rights plan. The actions represent the culmination of an exploration of strategic alternatives that was initiated by the Board of Directors in October 2014.

Further details are as follows:

Management and Governance Changes

•
The Board of Directors, implementing a long-planned leadership succession, has appointed Norman Miller to serve as Chief Executive Officer and President. Mr. Miller is a seasoned executive with considerable experience in retail and consumer finance, having previously served as President of both Sears Automotive and DFC Global. He succeeds Theodore Wright, who will remain on the Board of Directors as Executive Chairman, transitioning to Non-Executive Chairman at the end of the fiscal year.

•
As previously reported, the Board of Directors established a Credit Risk and Compliance Committee to review credit risk, underwriting strategy, credit compliance activities, and the provision methodology. An independent evaluation of these areas at the direction of this committee did not result in changes to any of the Company’s practices or procedures.

•
In the past year, we have added a Chief Credit Officer to provide additional capability in analyzing and assessing credit risk, named a new Chief Financial Officer, and created and filled the role of Credit Compliance Officer.

Securitization Transaction

•
We entered into an agreement to securitize $1.4 billion of retail installment contract receivables. We intend to execute periodic securitizations of future originated loans including the sale of any remaining residual equity. We intend to retain origination and servicing of contracts.

•	We will maintain our existing asset-based revolving credit facility and at least a portion of our outstanding senior notes.

•	This approach creates a diversified capital structure to improve access to multiple debt markets and results in an asset-light business model with less balance sheet risk.

•	This transaction is an important step toward creating a simplified capital structure that is also intended to provide a model that is more easily understood by investors.

Repurchase of Securities

•
The Board of Directors authorized the repurchase of up to a total of $75.0 million of outstanding shares of its common stock or its 7.250% Senior Notes Due 2022. This authorization is the maximum amount permitted under our credit facility and senior note indenture.

•
The repurchase program underscores our confidence in our long-term growth prospects, consistent with our overall commitment to generate continued profitable growth and enhanced long-term shareholder value.

Termination of Stockholders’ Rights Plan

•	The Board of Directors approved the termination of the stockholders’ rights plan, effective at the close of the securitization transaction, currently anticipated to be on or about September 10, 2015.

•
We had adopted the stockholders’ rights plan in October 2014 to enable us to explore strategic alternatives while reducing the likelihood that any person or group would gain control of the Company through open market accumulation or otherwise without appropriately compensating all of our stockholders.

Taken together, these actions represent the completion of a carefully considered strategic plan, developed under the leadership of the Board of Directors, to position us for continued future growth and enhanced long-term shareholder value.

Company Initiatives

We have continued to focus on initiatives that we believe should positively impact future results, including:

•
During the six months ended July 31, 2015, we opened seven new stores in Colorado (1), Georgia (1), North Carolina (2), South Carolina (1), Tennessee (1) and Texas (1). We plan to open between 15 and 18 stores during fiscal year 2016;

•
During fiscal year 2016, we have discontinued offering video game products, digital cameras, and certain tablets, which have lower gross margins and higher delinquency rates when compared to our other product offerings. During fiscal year 2015, net sales and product margin from the sale of these products were approximately $50.0 million and $5.0 million, respectively;

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

Outlook

We believe the broad appeal of the Conn’s store to our geographically diverse core demographic, the historical unit economics and current retail real estate market conditions provide us ample room for continued expansion. We plan to open 15 to 18 new stores during fiscal year 2016 and 22 to 25 stores during fiscal 2017. There are many markets in the United States with similar demographic characteristics as our current successful store base, which provides substantial opportunities for future growth. We plan to continue to improve our operating results by leveraging our existing infrastructure and seeking to continually optimize the efficiency of our marketing, merchandising, sourcing, distribution and credit operations. As we penetrate new markets, we expect to increase our purchase volumes, achieve distribution efficiencies and strengthen our relationships with our key vendors. We also expect our increased store base and higher net sales to further leverage our existing corporate and regional infrastructure.

Results of Operations

The following tables present certain financial and other information, on a consolidated and segment basis:

Consolidated:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2015	2014	Change	2015	2014	Change
Revenues:
Total net sales	$324,946	$288,281	$36,665	$623,425	$565,910	$57,515
Finance charges and other revenues	71,104	64,683	6,421	137,701	122,502	15,199
Total revenues	396,050	352,964	43,086	761,126	688,412	72,714
Costs and expenses: (1)
Cost of goods sold, including warehousing and occupancy costs	187,124	168,717	18,407	360,596	329,499	31,097
Cost of service parts sold, including warehousing and occupancy costs	1,550	1,871	(321)	2,862	3,290	(428)
Delivery, transportation and handling costs (2)	13,787	13,164	623	26,136	25,327	809
Selling, general and administrative expenses	104,832	94,139	10,693	200,507	182,180	18,327
Provision for bad debts	51,646	39,585	12,061	99,189	61,843	37,346
Charges and credits	1,013	1,492	(479)	1,632	3,246	(1,614)
Total costs and expenses	359,952	318,968	40,984	690,922	605,385	85,537
Operating income	36,098	33,996	2,102	70,204	83,027	(12,823)
Interest expense	10,055	6,247	3,808	19,483	10,971	8,512
Income before income taxes	26,043	27,749	(1,706)	50,721	72,056	(21,335)
Provision for income taxes	9,505	10,099	(594)	18,506	25,937	(7,431)
Net income	$16,538	$17,650	$(1,112)	$32,215	$46,119	$(13,904)

Retail Segment:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2015	2014	Change	2015	2014	Change
Revenues:
Product sales	$293,739	$264,166	$29,573	$565,365	$518,386	$46,979
Repair service agreement commissions	27,756	20,732	7,024	51,552	40,986	10,566
Service revenues	3,451	3,383	68	6,508	6,538	(30)
Total net sales	324,946	288,281	36,665	623,425	565,910	57,515
Other revenues	659	343	316	808	809	(1)
Total revenues	325,605	288,624	36,981	624,233	566,719	57,514
Costs and expenses: (1)
Cost of goods sold, including warehousing and occupancy costs	187,124	168,717	18,407	360,596	329,499	31,097
Cost of service parts sold, including warehousing and occupancy costs	1,550	1,871	(321)	2,862	3,290	(428)
Delivery, transportation and handling costs (2)	13,787	13,164	623	26,136	25,327	809
Selling, general and administrative expenses (3)	76,683	69,172	7,511	144,910	133,339	11,571
Provision for bad debts	324	—	324	393	44	349
Charges and credits	1,013	1,492	(479)	1,632	3,246	(1,614)
Total costs and expenses	280,481	254,416	26,065	536,529	494,745	41,784
Operating income	$45,124	$34,208	$10,916	$87,704	$71,974	$15,730
Number of stores:
Beginning of period	91	79		90	79
Open	4	8		7	10
Closed	—	(1)		(2)	(3)
End of period	95	86		95	86

Credit Segment:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2015	2014	Change	2015	2014	Change
Revenues -
Finance charges and other revenues	$70,445	$64,340	$6,105	$136,893	$121,693	$15,200
Costs and expenses:
Selling, general and administrative expenses (3)	28,149	24,967	3,182	55,597	48,841	6,756
Provision for bad debts	51,322	39,585	11,737	98,796	61,799	36,997
Total cost and expenses	79,471	64,552	14,919	154,393	110,640	43,753
Operating income (loss)	(9,026)	(212)	(8,814)	(17,500)	11,053	(28,553)
Interest expense	10,055	6,247	3,808	19,483	10,971	8,512
Income (loss) before income taxes	$(19,081)	$(6,459)	$(12,622)	$(36,983)	$82	$(37,065)

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

(3)
SG&A includes the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment that benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was $3.4 million and $3.0 million for the three months ended July 31, 2015 and 2014, respectively, $6.9 million and $5.9 million for the six months ended July 31, 2015 and 2014, respectively. The amount of reimbursement made to the retail segment by the credit segment was $8.9 million and $7.1 million for the three months ended July 31, 2015 and 2014, respectively, $17.4 million and $13.8 million for the six months ended July 31, 2015 and 2014, respectively.

Three months ended July 31, 2015 compared to three months ended July 31, 2014

Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended July 31,					%	Same store
(dollars in thousands)	2015	% of Total	2014	% of Total	Change	Change	% change
Furniture and mattress	$98,882	30.4%	$81,373	28.2%	$17,509	21.5%	6.9%
Home appliance	97,260	29.9	84,355	29.3	12,905	15.3	9.2
Consumer electronic	69,682	21.5	68,945	23.9	737	1.1	(5.9)
Home office	22,940	7.1	24,061	8.3	(1,121)	(4.7)	(9.6)
Other	4,975	1.5	5,432	1.9	(457)	(8.4)	(12.9)
Product sales	293,739	90.4	264,166	91.6	29,573	11.2	2.2
Repair service agreement commissions	27,756	8.5	20,732	7.2	7,024	33.9	9.7
Service revenues	3,451	1.1	3,383	1.2	68	2.0
Total net sales	$324,946	100.0%	$288,281	100.0%	$36,665	12.7%	3.1%

The following provides a summary of items impacting our product categories during the quarter compared to the prior year period:

•	Furniture unit volume increased 28.3%, offset by a 3.1% decrease in average selling price;

•	Mattress unit volume increased 26.7%, offset by a 8.3% decrease in average selling price;

•	Home appliance unit volume increased 21.2%, offset by a 4.6% decrease in average selling price. Refrigeration sales increased 14.9%, laundry sales increased 9.6%, and cooking sales increased by 23.7%;

•
Consumer electronic average selling price increased by 18.1%, offset by a 13.7% decrease in unit volume. Television sales increased 11.4% as average unit selling price increased 17.5%, offset by a 5.2% decrease in unit volume. Excluding the impact from exiting video game products and digital cameras, consumer electronics same store sales increased 2.1% with an increase in television same store sales of 3.4%;

•	Home office average selling price increased 12.9%, offset by a 15.2% decrease in unit volume. Excluding the impact from exiting certain tablets, home office same store sales increased 3.0%; and

•	The increase in repair service agreement commissions was driven by improved program performance resulting in higher retrospective commissions and increased retail sales.

The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended July 31,
(in thousands)	2015	2014	Change
Interest income and fees	$57,383	$52,226	$5,157
Insurance commissions	13,062	12,113	949
Other revenues	659	344	315
Finance charges and other revenues	$71,104	$64,683	$6,421

Interest income and fees of the credit segment increased over the prior year level primarily driven by a 24.5% increase in the average balance of the portfolio. Portfolio interest income and fee yield on an annualized basis declined 210 basis points year-over-year primarily as a result of the introduction of 18- and 24-month equal-payment, no-interest finance programs beginning in October 2014 to certain higher credit quality borrowers, which we discount to present value upon origination, resulting in a reduction in sales and customer receivables, and the discount amount is amortized into finance charges and other revenues over the term of the contract at a lower rate than the average yield on the rest of the portfolio. Portfolio interest income and fee yield was also negatively impacted by higher provision for uncollectible interest and our discontinuation of charging customers certain payment fees.

The following table provides key portfolio performance information:

	Three Months Ended July 31,
(dollars in thousands)	2015	2014
Interest income and fees	$57,383	$52,226
Net charge-offs	(41,564)	(28,556)
Interest expense	(10,055)	(6,247)
Net portfolio yield	$5,764	$17,423
Average portfolio balance	$1,417,100	$1,137,890
Interest income and fee yield % (annualized)	16.1%	18.2%
Net charge-off % (annualized)	11.7%	10.0%

Cost of Goods and Service Parts Sold and Gross Margin

	Three Months Ended July 31,
(dollars in thousands)	2015	2014	Change
Cost of goods sold, including warehousing and occupancy costs	$187,124	$168,717	$18,407
Product gross margin percentage	36.3%	36.1%
Cost of service parts sold, including warehousing and occupancy costs	$1,550	$1,871	$(321)
Service gross margin percentage	55.1%	44.7%

Product gross margin increased 20 basis points for the three months ended July 31, 2015 from the same prior year period primarily due to improved leverage of warehousing costs.

Delivery, Transportation and Handling Costs

	Three Months Ended July 31,
(dollars in thousands)	2015	2014	Change
Delivery, transportation and handling costs	$13,787	$13,164	$623
As a percent of retail product sales and repair service agreement commissions	4.3%	4.6%

The decrease in delivery, transportation and handling costs as a percentage of product sales and repair service agreement commissions in the retail segment was primarily driven by efficiencies in delivery operations partially offset by higher costs as a result of the shift in product sales mix.

Selling, General and Administrative Expenses

	Three Months Ended July 31,
(dollars in thousands)	2015	2014	Change
Selling, general and administrative expenses:
Retail segment	$76,683	$69,172	$7,511
Credit segment	28,149	24,967	3,182
Selling, general and administrative expenses - Consolidated	$104,832	$94,139	$10,693
As a percent of total revenues	26.5%	26.7%

The SG&A increase in the retail segment was primarily due to the opening of new stores resulting in higher sales-driven compensation and facility-related costs. As a percent of segment revenues, SG&A for the retail segment in the current period decreased 40 basis points as compared to the prior year period primarily due to leveraging advertising expense.

The increase in SG&A for the credit segment was driven by the addition of collections personnel to service the 23.1% year-over-year increase in the customer portfolio balance and anticipated near-term portfolio growth. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the current period decreased 90 basis points as compared to the prior year period due to leverage achieved on a higher portfolio balance.

Provision for Bad Debts

	Three Months Ended July 31,
(dollars in thousands)	2015	2014	Change
Provision for bad debts:
Retail segment	$324	$—	$324
Credit segment	51,322	39,585	11,737
Provision for bad debts - Consolidated	$51,646	$39,585	$12,061
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	14.5%	13.9%

The year-over-year increase in provision for bad debts was impacted by the following:

•	A 24.5% increase in the average receivable portfolio balance resulting from new store openings and same store growth over the past 12 months;

•	A 26.1% increase in the balances originated during the quarter compared to the prior year quarter;

•
An increase of 50 basis points in the percentage of customer accounts receivable balances greater than 60 days delinquent to 9.2% at July 31, 2015 as compared to the prior year period. Delinquency increased year-over-year across product categories, years of origination, lower-credit quality levels and many geographic regions;

•	An increase in the proportion of new customers of the total customer portfolio balance compared to the prior year period; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $101.5 million, or 7.0% of the total portfolio balance, driving $3.4 million of the increase in provision for bad debts.

Charges and Credits

	Three Months Ended July 31,
(in thousands)	2015	2014	Change
Store and facility closure and relocation costs	$—	$1,492	$(1,492)
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	1,013	—	1,013
	$1,013	$1,492	$(479)

During the three months ended July 31, 2015, we had costs associated with legal and professional fees related to the Company's exploration of strategic alternatives and our securities-related litigation. During the three months ended July 31, 2014, we have closed and relocated under-performing retail locations and have recorded the related charges. In connection with prior closures, we adjust the related lease obligations as more information becomes available.

Interest Expense

Net interest expense for the three months ended July 31, 2015 increased $3.8 million from the prior year comparative period primarily due to an increase in the average debt balance outstanding and an increase in the effective interest rate. The increase in the effective interest rate was primarily due to our issuance of the Senior Notes on July 1, 2014.

Provision for Income Taxes

	Three Months Ended July 31,
(dollars in thousands)	2015	2014	Change
Provision for income taxes	$9,505	$10,099	$(594)
As a percent of income before income taxes	36.5%	36.4%

Six months ended July 31, 2015 compared to six months ended July 31, 2014

Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Six Months Ended July 31,					%	Same store
(dollars in thousands)	2015	% of Total	2014	% of Total	Change	Change	% change
Furniture and mattress	$188,384	30.2%	$162,265	28.7%	$26,119	16.1%	1.4%
Home appliance	181,362	29.1	161,470	28.5	19,892	12.3	5.5
Consumer electronic	141,112	22.6	135,388	23.9	5,724	4.2	(3.7)
Home office	44,925	7.2	47,997	8.5	(3,072)	(6.4)	(12.3)
Other	9,582	1.5	11,266	2.0	(1,684)	(14.9)	(20.3)
Product sales	565,365	90.6	518,386	91.6	46,979	9.1	(0.8)
Repair service agreement commissions	51,552	8.3	40,986	7.2	10,566	25.8	6.1
Service revenues	6,508	1.1	6,538	1.2	(30)	(0.5)
Total net sales	$623,425	100.0%	$565,910	100.0%	$57,515	10.2%	—%

The following provides a summary of items impacting our product categories during the year compared to the prior year period:

•	Furniture unit volume increased 20.1%, offset by a 3.1% decrease in average selling price;

•	Mattress unit volume increased 22.1%, offset by a 4.4% decrease in average selling price;

•	Home appliance unit volume increased 17.3%, offset by a 4.1% decrease in average selling price. Refrigeration sales increased 12.6%, laundry sales increased 9.1%, and cooking sales increased by 15.8%;

•
Consumer electronic average selling price increased by 15.7%, offset by a 9.5% decrease in unit volume. Television sales increased 10.0% as average unit selling price increased 14.7%, offset by a 4.1% decrease in unit volume. Excluding the impact from exiting video game products and digital cameras, consumer electronics same store sales was flat with an increase in television same store sales of 1.6%;

•	Home office average selling price increased 11.6%, offset by a 15.9% decrease in unit volume. Excluding the impact from exiting certain tablets, home office same store sales decreased 1.3%; and

•	The increase in repair service agreement commissions was driven by improved program performance resulting in higher retrospective commissions and increased retail sales.

The following table provides the change of the components of finance charges and other revenues:

	Six Months Ended July 31,
(in thousands)	2015	2014	Change
Interest income and fees	$112,802	$98,716	$14,086
Insurance commissions	24,091	22,976	1,115
Other revenues	808	810	(2)
Finance charges and other revenues	$137,701	$122,502	$15,199

Interest income and fees of the credit segment increased over the prior year level primarily driven by a 25.5% increase in the average balance of the portfolio. Portfolio interest income and fee yield on an annualized basis declined 160 basis points year-

over-year primarily as a result of the introduction of 18- and 24-month equal-payment, no-interest finance programs beginning in October 2014 to certain higher credit quality borrowers, which we discount to present value upon origination, resulting in a reduction in sales and customer receivables, and the discount amount is amortized into finance charges and other revenues over the term of the contract at a lower rate than the average yield on the rest of the portfolio. Portfolio interest income and fee yield was also negatively impacted by higher provision for uncollectible interest and our discontinuation of charging customers certain payment fees.

The following table provides key portfolio performance information:

	Six Months Ended July 31,
(dollars in thousands)	2015	2014
Interest income and fees	$112,802	$98,716
Net charge-offs	(83,214)	(49,748)
Interest expense	(19,483)	(10,971)
Net portfolio yield	$10,105	$37,997
Average portfolio balance	$1,393,603	$1,110,501
Interest income and fee yield % (annualized)	16.3%	17.9%
Net charge-off % (annualized)	11.9%	9.0%

Cost of Goods and Service Parts Sold and Gross Margin

	Six Months Ended July 31,
(dollars in thousands)	2015	2014	Change
Cost of goods sold, including warehousing and occupancy costs	$360,596	$329,499	$31,097
Product gross margin percentage	36.2%	36.4%
Cost of service parts sold, including warehousing and occupancy costs	$2,862	$3,290	$(428)
Service gross margin percentage	56.0%	49.7%

Product gross margin decreased 20 basis points for the six months ended July 31, 2015 from the same prior year period primarily due to unleveraged year to date warehousing costs.

Delivery, Transportation and Handling Costs

	Six Months Ended July 31,
(dollars in thousands)	2015	2014	Change
Delivery, transportation and handling costs	$26,136	$25,327	$809
As a percent of retail product sales and repair service agreement commissions	4.2%	4.5%

The decrease in delivery, transportation and handling costs as a percentage of product sales and repair service agreement commissions in the retail segment was primarily driven by efficiencies in delivery operations partially offset by higher costs as a result of the shift in product sales mix.

Selling, General and Administrative Expenses

	Six Months Ended July 31,
(dollars in thousands)	2015	2014	Change
Selling, general and administrative expenses:
Retail segment	$144,910	$133,339	$11,571
Credit segment	55,597	48,841	6,756
Selling, general and administrative expenses - Consolidated	$200,507	$182,180	$18,327
As a percent of total revenues	26.3%	26.5%

The SG&A increase in the retail segment was primarily due to the opening of new stores resulting in higher sales-driven compensation and facility-related costs. As a percent of segment revenues, SG&A for the retail segment in the current period decreased 30 basis points as compared to the prior year period primarily due to leveraging advertising expense.

The increase in SG&A for the credit segment was driven by the addition of collections personnel to service the 23.1% year-over-year increase in the customer portfolio balance and anticipated near-term portfolio growth. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the current period decreased 80 basis points as compared to the prior year period due to leverage achieved on a higher portfolio balance.

Provision for Bad Debts

	Six Months Ended July 31,
(dollars in thousands)	2015	2014	Change
Provision for bad debts:
Retail segment	$393	$44	$349
Credit segment	98,796	61,799	36,997
Provision for bad debts - Consolidated	$99,189	$61,843	$37,346
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	14.2%	11.1%

The year-over-year increase in provision for bad debts was impacted by the following:

•	A 25.5% increase in the average receivable portfolio balance resulting from new store openings and same store growth over the past 12 months;

•	A 25.0% increase in the balances originated during the year compared to the prior year comparative period;

•
An increase of 50 basis points in the percentage of customer accounts receivable balances greater than 60 days delinquent to 9.2% at July 31, 2015 as compared to the prior year period. Delinquency increased year-over-year across product categories, years of origination, lower-credit quality levels and many geographic regions;

•	An increase in the proportion of new customers of the total customer portfolio balance compared to the prior year period; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $101.5 million, or 7.0% of the total portfolio balance, driving $12.8 million of the increase in provision for bad debts.

Charges and Credits

	Six Months Ended July 31,
(in thousands)	2015	2014	Change
Store and facility closure and relocation costs	$425	$3,246	$(2,821)
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	1,207	—	1,207
	$1,632	$3,246	$(1,614)

During the six months ended July 31, 2015 and 2014, we have closed and relocated under-performing retail locations and have recorded the related charges. In connection with prior closures, we adjust the related lease obligations as more information becomes available. In addition, during the six months ended July 31, 2015, we had costs associated with legal and professional fees related to the Company's exploration of strategic alternatives and our securities-related litigation.

Interest Expense

Net interest expense for the six months ended July 31, 2015 increased $8.5 million from the prior year comparative period primarily due to an increase in the average debt balance outstanding and an increase in the effective interest rate. The increase in the effective interest rate was primarily due to our issuance of the Senior Notes on July 1, 2014.

Provision for Income Taxes

	Six Months Ended July 31,
(dollars in thousands)	2015	2014	Change
Provision for income taxes	$18,506	$25,937	$(7,431)
As a percent of income before income taxes	36.5%	36.0%

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

The following tables present, for comparison purposes, information about our credit portfolio:

	As of July 31,
(dollars in thousands, except average outstanding customer balance)	2015	2014
Total customer portfolio balance	$1,451,937	$1,179,314
Weighted average credit score of outstanding balances	596	592
Number of active accounts	738,508	666,099
Weighted average months since origination of outstanding balance	8.6	8.5
Average outstanding customer balance	$2,366	$2,272
Percent of balances 60+ days past due to total customer portfolio balance (1)	9.2%	8.7%
Percent of re-aged balances to total customer portfolio balance (1)	13.0%	12.1%
Account balances re-aged more than six months	$52,688	$28,224
Percent of total allowance for bad debts to total outstanding customer portfolio balance	11.3%	7.2%
Percent of total customer portfolio balance represented by no-interest option receivables	36.1%	36.6%

	Three Months Ended July 31,		Six Months Ended July 31,
(dollars in thousands, except average income of credit customer)	2015	2014	2015	2014
Total applications processed	311,995	295,983	604,597	561,248
Weighted average origination credit score of sales financed	617	607	617	606
Percent of total applications approved and utilized	44.9%	45.3%	44.6%	46.6%
Average down payment	3.3%	3.6%	3.7%	3.9%
Average income of credit customer at origination	$40,600	$39,700	$40,500	$39,200
Average total customer portfolio balance	$1,417,100	$1,137,890	$1,393,603	$1,110,501
Interest income and fee yield (annualized)	16.1%	18.2%	16.3%	17.9%
Percent of bad debt charge-offs, net of recoveries, to average total customer portfolio balance (annualized)	11.7%	10.0%	11.9%	9.0%
Weighted average monthly payment rate (2)	4.9%	5.0%	5.2%	5.4%
Provision for bad debts as a percentage of average total customer portfolio balance (annualized)	14.5%	13.9%	14.2%	11.1%
Percent of retail sales paid for by:
In-house financing, including down payment received	82.5%	77.0%	83.9%	77.2%
Third party financing	7.0%	13.0%	4.9%	12.1%
Third party rent-to-own options	4.1%	3.9%	4.6%	4.0%
	93.6%	93.9%	93.4%	93.3%

(1)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(2)	Average monthly gross cash payments as a percentage of average gross principal balances outstanding at the beginning of each month in the period.
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

Customer accounts receivable consisted of the following:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
(in thousands)	July 31, 2015	January 31, 2015	July 31, 2015	January 31, 2015	July 31, 2015	January 31, 2015
Customer accounts receivable	$1,350,447	$1,277,135	$105,737	$112,365	$87,640	$94,304
Restructured accounts	101,490	88,672	27,172	20,722	101,490	88,672
Total customer portfolio balance	1,451,937	1,365,807	$132,909	$133,087	$189,130	$182,976
Allowance for uncollectible accounts	(164,330)	(146,982)
Allowance for short-term, no-interest programs	(18,592)	(17,474)
Total customer accounts receivable, net	1,269,015	1,201,351
Short-term portion of customer accounts receivable, net	(685,933)	(643,094)
Long-term portion of customer accounts receivable, net	$583,082	$558,257

(1)
Due to the fact that an account can become past due after having been re-aged, accounts could be represented as both past due and re-aged. As of July 31, 2015 and January 31, 2015, the amounts included within both past due and re-aged was $47.7 million and $44.9 million, respectively. As of July 31, 2015 and January 31, 2015, the total customer portfolio balance past due one day or greater was $327.1 million and $316.0 million, respectively. These amounts include the 60 days past due balances shown.

The following presents the activity in our balance in the allowance for doubtful accounts and uncollectible interest for customer receivables:

	Six Months Ended July 31, 2015			Six Months Ended July 31, 2014
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$118,786	$28,196	$146,982	$54,448	$17,353	$71,801
Provision (1)	91,821	24,396	116,217	61,317	12,235	73,552
Principal charge-offs (2)	(71,280)	(14,190)	(85,470)	(49,367)	(8,338)	(57,705)
Interest charge-offs	(13,056)	(2,599)	(15,655)	(8,824)	(1,490)	(10,314)
Recoveries (2)	1,881	375	2,256	6,807	1,150	7,957
Allowance at end of period	$128,152	$36,178	$164,330	$64,381	$20,910	$85,291
Average total customer portfolio balance	$1,297,951	$95,652	$1,393,603	$1,057,875	$52,626	$1,110,501

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest), and recoveries include principal collections during the period shown of previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

Our overall allowance for uncollectible accounts as a percentage of the total portfolio balance increased to 11.3% as of July 31, 2015 from 7.2% as of July 31, 2014. The year-over-year increase was impacted by the following:

•	A 25.5% increase in the average receivable portfolio balance resulting from new store openings and same store growth over the past 12 months;

•	A 25.0% increase in the balances originated during the year compared to the prior year comparative period;

•
An increase of 50 basis points in the percentage of customer accounts receivable balances greater than 60 days delinquent to 9.2% at July 31, 2015 as compared to the prior year period. Delinquency increased year-over-year across product categories, years of origination, lower-credit quality levels and many geographic regions;

•	An increase in the proportion of new customers of the total customer portfolio balance compared to the prior year period; and

•	The balance of customer receivables accounted for as troubled debt restructurings increased to $101.5 million, or 7.0% of the total portfolio balance.

For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the outstanding portfolio balance rose from 5.8% as of July 31, 2014 to 9.5% as of July 31, 2015. The percentage of non-restructured accounts greater than 60 days past due decreased 10 basis points over the prior year to 7.8% as of July 31, 2015. We expect delinquency levels and charge-offs to remain elevated over the short-term. The increase in delinquency and changes in expectations for customer performance and cash recoveries on charged-off accounts were reflected in our projection models, resulting in an increase in the level of losses we expected to realize over the next twelve months.

For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 33.7% as of July 31, 2014 as compared to 35.6% as of July 31, 2015.

The percent of bad debt charge-offs (net of recoveries) to average portfolio balance was 10.0% for the three months ended July 31, 2014 compared to 11.7% for the three months ended July 31, 2015. The increase was primarily due to the higher level of delinquency experienced over the past twelve months.

As of July 31, 2015 and 2014, balances under no-interest programs were $524.1 million and $431.6 million, respectively. Amounts financed under these programs decreased to 36.1% of the total portfolio balance as of July 31, 2015 from 36.6% as of July 31, 2014 due to our discontinuation of the six-month program in August 2014 and reduced offering of the 12-month program offset by the addition of the 18- and 24-month programs in October 2014. If the proportion of accounts financed under no-interest programs increases, the overall yield recognized on the average customer receivable balance will decline. Conversely, a decline in the proportion of accounts financed under no-interest programs will generally result in an increase in the overall yield recognized. The allowance for no-interest programs represents the portion of the accrued interest reported within customer accounts receivable at the end of each period which is not expected to be realized due to customers satisfying the requirements of the interest-free programs and is based on historical experience. The allowance for no-interest credit programs increased from 3.3% of the balance outstanding as of July 31, 2014 to 3.5% as of July 31, 2015.

Historical Static Loss Table

The following static loss analysis presents the cumulative percentage of balances charged off, based on the year the credit account was originated and the period the balance was charged off. The percentage computed below is calculated by dividing the cumulative net amount charged off since origination by the total balance of accounts originated during the applicable fiscal year. The net charge-off was determined by estimating, on a pro-rata basis, the amount of the recoveries received during a period that was allocable to the applicable origination period. As a result of our decision to pursue collections of past and future charged-off accounts internally rather than selling charged off accounts to a third-party, the recoveries received will happen later and the static loss rates will be higher than historical experience for the years prior to reaching terminal. For example, if our recoveries in the fourth quarter of fiscal 2015 and first half of fiscal 2016 were similar to the first three quarters of fiscal 2015, our static loss rates for each vintage year would be lower by 20 to 70 basis points.

	July 31, 2015
	Balance	% of Balance	Cumulative Loss Rate as a % of Balance Originated (1)
Fiscal Year	Outstanding	Originated	Years from Origination
of Origination	(millions)	Outstanding	—	1	2	3	Terminal (2)
2006			0.3%	1.9%	3.6%	4.8%	5.8%
2007			0.2%	1.7%	3.5%	4.8%	5.7%
2008			0.2%	1.8%	3.6%	5.1%	5.9%
2009			0.2%	2.1%	4.6%	6.1%	6.6%
2010			0.2%	2.4%	4.6%	6.0%	6.0%
2011	$0.3	—%	0.4%	2.6%	5.2%	5.8%	6.0%
2012	$1.4	0.2%	0.2%	3.1%	5.5%	6.6%	6.7%
2013	$10.0	1.4%	0.4%	5.2%	8.3%	9.0%
2014	$146.8	13.7%	0.8%	8.2%	11.1%
2015	$647.6	49.2%	1.1%	4.6%

(1)
The loss rates for balances originated in fiscal years after fiscal year 2012 may not be comparable to those for balances originated in earlier years as changes made to our collections policies during fiscal 2012 resulted in accounts charging off earlier than in prior periods. The most recent percentages in years from origination 1 through 3 include loss data through July 31, 2015, and are not comparable to prior fiscal year accumulated net charge-off percentages in the same column.

(2)	The terminal loss percentage presented represents the point at which that pool of loans has reached its maximum loss rate.

Liquidity and Capital Resources

We require liquidity and capital resources to finance our operations and future growth as we add new stores and markets to our operations, which in turn requires additional working capital for increased customer receivables and inventory. We generally finance our operations primarily through a combination of cash flow generated from operations and the use of our revolving credit facility. On September 4, 2015, we entered into an agreement to securitize $1.4 billion of customer receivables, with closing expected on or about September 10, 2015. We will transfer the securitized customer receivables to a bankruptcy-remote variable-interest entity ("VIE"). The VIE will issue bonds at a face amount of $1.12 billion secured by the portfolio balance, which will result in net proceeds to us of approximately $1.08 billion, net of transaction costs, and will be used to pay down the entire balance on our revolving credit facility. We will initially hold the residual equity of the VIE, which we are in the process of selling. We may elect to retain all or a portion of the residual equity of the VIE if that is determined to be in our best economic interest. We also plan to execute periodic securitizations of future originated loans.

Under the terms of the securitization transaction, the customer loan principal and interest payment cash flows will go first to the servicer and the holders of the securitization bonds, and then to the residual equity holders. We will retain the servicing of the securitized loan portfolio and will receive a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized loans. For the month ended August 31, 2015, the resulting servicing revenue to us is expected to be approximately $5.7 million. This amount will decline over time as the account balances are repaid or charged off. In addition, we will retain all credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charged-off accounts previously reflected as a reduction of net charge-offs.

On September 2, 2015, the Board of Directors also authorized us to repurchase up to $75.0 million (the maximum amount permitted under the revolving credit facility and senior note indenture) of (i) shares of the Company's outstanding common stock; (ii) the 7.250% Senior Notes Due 2022; or (iii) a combination thereof. Common stock and senior note repurchases may be made from time to time on the open market or through privately negotiated transactions, at management’s discretion, based on market and business conditions. We have no obligation to repurchase shares or senior notes under the authorization, and the timing and value of the shares and notes that are repurchased will be at the discretion of management and will depend on a number of factors, including the price of the Company's common stock and the senior notes. We may suspend or discontinue repurchases at any time without notice.

We believe, based on our current projections, that we have sufficient sources of liquidity to fund our operations, store expansion and updating activities, capital programs, and repurchases of any outstanding common stock and senior notes for at least the next twelve months.

Operating cash flow activities. During the six months ended July 31, 2015, net cash used in operating activities was $13.4 million as compared to $52.7 million during the prior-year period. The decrease in net cash used in operating activities was primarily driven by a higher net income when adjusted for non-cash activity, including the increase in the provision for bad debts and uncollectible interest, and collections of income tax receivables, partially offset by higher cash requirements from working capital.

Investing cash flow activities. Net cash used in investing activities was $29.6 million for the six months ended July 31, 2015 as compared to $18.8 million for the six months ended July 31, 2014. Purchases of property and equipment decreased year-over-year related to the timing of construction activities for new stores, as well as store remodels and relocations. The prior year period also included the sale of three owned properties for net proceeds of approximately $19.3 million.

Financing cash flow activities. For the six months ended July 31, 2015, net cash provided by financing activities was $37.7 million as compared to $69.8 million during the six months ended July 31, 2014. During the six months ended July 31, 2014, we issued $250.0 million in senior notes and received net proceeds of $243.4 million, which was used to pay down outstanding balances under our revolving credit facility.

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

Our revolving credit facility with a syndicate of banks had capacity of $880.0 million and matures in November 2017. The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory. The amended and restated credit facility bears interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). As of July 31, 2015, the weighted average interest rate on borrowings outstanding under the revolving credit facility was 3.6%.

In addition to the leverage ratio, the revolving credit facility includes a fixed charge coverage requirement, a minimum customer receivables cash recovery percentage requirement and a net capital expenditures limit. The obligations under the revolving credit facility are secured by all assets of the Borrowers. The revolving credit facility restricts the amount of dividends we can pay.

As of July 31, 2015, we had immediately available borrowing capacity of $315.0 million under our revolving credit facility, net of standby letters of credit issued, for general corporate purposes. We pay fees in the amount of 25 basis points for the additional commitment amount. Our revolving credit facility provides us the ability to utilize letters of credit to secure deductibles under our property and casualty insurance programs, among other acceptable uses. At July 31, 2015, we had outstanding letters of credit of $1.1 million under this facility.

Debt covenants. We were in compliance with our debt covenants at July 31, 2015. A summary of the significant financial covenants that govern our revolving credit facility, as amended, compared to our actual compliance status at July 31, 2015 is presented below:

	Actual	Required Minimum/ Maximum
Fixed charge coverage ratio must exceed required minimum	1.49 to 1.00	1.10 to 1.00
Leverage ratio must be lower than required maximum	1.54 to 1.00	2.00 to 1.00
Cash recovery percentage must exceed stated amount	4.86%	4.49%
Capital expenditures, net, must be lower than required maximum	$27.4 million	$75.0 million

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

Capital expenditures. We lease all of our stores, and our plans for future store locations include primarily leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.0 million and $1.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.5 million and $1.0 million per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationship and funding sources and alternatives for new stores, which may include "sale-leaseback" or direct "purchase-lease" programs, as well as other funding sources for our purchase and construction of those projects. If we are successful in these relationship developments, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores, but could include full ownership. During the six months ended July 31, 2015, we opened 7 new stores and we plan to open 15 to 18 new stores for all of fiscal year 2016. Our anticipated capital expenditures for fiscal year 2016 are between $15.0 million and $25.0 million, net of tenant improvement allowances.

Other Initiatives. During fiscal year 2016, we discontinued offering video game products, digital cameras, and certain tablets. During fiscal year 2015, net sales and product margin from the sale of these products were approximately $50.0 million and $5.0 million, respectively. We also experienced significantly higher charge-off rates and lower product margins associated with purchases of these products by our customers.

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

Interest rates under our asset-based revolving credit facility are variable and bear interest at LIBOR plus a spread ranging from 250 basis points to 325 basis points, based on a leverage ratio (defined as total liabilities to tangible net worth). Accordingly, changes in LIBOR will affect the interest rate on, and therefore our costs under, the credit facility. As of July 31, 2015, the balance outstanding under our asset-based revolving credit facility was $563.9 million. Accordingly, a 100 basis point increase in interest rates on the asset-based revolving credit facility would increase our borrowing costs by $5.6 million over a 12-month period, based on the balance outstanding at July 31, 2015.

For additional information regarding quantitative and qualitative market risks, as updated by the preceding paragraphs, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Based on management's evaluation (with the participation of our Executive Chairman and former Chief Executive Officer and our Chief Executive Officer ("Co-Principal Executive Officers") and our Chief Financial Officer ("CFO")), as of the end of the period covered by this report, our Co-Principal Executive Officers and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

For the quarter ended July 31, 2015, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 7. Contingencies, of the Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Set forth below is an addition to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended January 31, 2015.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock. On September 2, 2015, the Company's Board of Directors authorized a repurchase program that allows the Company to purchase up to an aggregate of $75.0 million of its common stock and its 7.25% Senior Notes due 2022 ("Senior Notes"), provided that the Company is only authorized to repurchase up to $25.0 million of its common stock. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness.

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

CONN’S, INC.

By:	/s/ Thomas R. Moran
Thomas R. Moran
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)

Date: September 9, 2015

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

10.1*	Second Amendment to Executive Severance Agreement dated July 10, 2015 by and between Theodore M. Wright and Conn’s, Inc.
10.2*	Second Amendment to Executive Severance Agreement dated July 10, 2015 by and between David W. Trahan and Conn’s, Inc.
10.3*	Second Amendment to Executive Severance Agreement dated July 10, 2015 by and between Michael J. Poppe and Conn’s, Inc.
10.4
Executive Severance Agreement dated July 27, 2015 by and between Thomas R. Moran and Conn’s, Inc. (incorporated by reference to Exhibit 10.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on July 9, 2015)

31.1*	Rule 13a-14(a)/15d-14(a) Certification (Co-Principal Executive Officer)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (Co-Principal Executive Officer)
31.3*	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1*	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer)
101*
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2016, filed with the SEC on September 9, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at July 31, 2015 and January 31, 2015 and, (ii) the consolidated statements of operations for the three and six months ended July 31, 2015 and 2014, (iii) the consolidated statements of comprehensive income for the three and six months ended July 31, 2015 and 2014, (iv) the consolidated statements of cash flows for the six months ended July 31, 2015 and 2014 and (v) the notes to consolidated financial statements

* Filed herewith