Form 10-Q/A
period 2015-07-31
CONNS INC
filed 2015-09-10
CIK 1223389

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

Explanatory Note

The Registrant has prepared this Amendment No. 1 ("Amendment") on Form 10-Q/A to its Quarterly Report on Form 10-Q for the period ended July 31, 2015 (the "Form 10-Q") for the sole purpose of correcting an error in the risk factor entitled "Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock." This risk factor inadvertently included the incorrect statement that the Company is only authorized to repurchase up to $25.0 million of its common stock. No revisions are being made to the Company's financial statements and, except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

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

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock. On September 2, 2015, the Company's Board of Directors authorized a repurchase program that allows the Company to purchase up to an aggregate of $75.0 million of its common stock and its 7.25% Senior Notes due 2022 ("Senior Notes"). The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness.

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

Date: September 10, 2015

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

10.1**	Second Amendment to Executive Severance Agreement dated July 10, 2015 by and between Theodore M. Wright and Conn’s, Inc.
10.2**	Second Amendment to Executive Severance Agreement dated July 10, 2015 by and between David W. Trahan and Conn’s, Inc.
10.3**	Second Amendment to Executive Severance Agreement dated July 10, 2015 by and between Michael J. Poppe and Conn’s, Inc.
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
101*
The following financial information from our Quarterly Report on Form 10-Q/A for the second quarter of fiscal year 2016, filed with the SEC on September 10, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at July 31, 2015 and January 31, 2015 and, (ii) the consolidated statements of operations for the three and six months ended July 31, 2015 and 2014, (iii) the consolidated statements of comprehensive income for the three and six months ended July 31, 2015 and 2014, (iv) the consolidated statements of cash flows for the six months ended July 31, 2015 and 2014 and (v) the notes to consolidated financial statements

* Filed herewith
**Previously filed with Original Form 10-Q