Form 10-Q
period 2015-10-31
CONNS INC
filed 2015-12-08
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 3, 2015:

Class	Outstanding
Common stock, $0.01 par value per share	32,244,955

CONN'S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2015

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

Unless the context otherwise indicates, references to "Conn’s," the "Company," "we," "us," and "our" refer to the consolidated business operations of Conn’s, Inc., its consolidated VIE, and its wholly-owned subsidiaries.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except per share data)

	October 31, 2015	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$109,071	$12,223
Restricted cash (all held by the VIE)	97,924	—
Customer accounts receivable, net of allowances (includes VIE balance of $523,662 as of October 31, 2015)	706,934	643,094
Other accounts receivable	84,145	67,703
Inventories	238,153	159,068
Deferred income taxes	23,445	20,040
Income taxes recoverable	—	11,058
Prepaid expenses and other current assets	17,958	12,529
Total current assets	1,277,630	925,715
Long-term portion of customer accounts receivable, net of allowances (includes VIE balance of $440,840 as of October 31, 2015)	595,127	558,257
Property and equipment, net	139,163	120,218
Deferred income taxes	43,043	33,505
Deferred debt issuance costs and other assets	33,880	9,627
Total assets	$2,088,843	$1,647,322
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of debt	$830	$395
Accounts payable	139,429	85,355
Accrued compensation and related expenses	8,275	12,151
Accrued expenses	34,465	27,479
Income taxes payable	4,004	3,450
Deferred revenues and other credits	16,636	16,179
Total current liabilities	203,639	145,009
Deferred rent	69,412	52,792
Long-term debt (includes VIE balance of $933,651 as of October 31, 2015)	1,158,746	774,015
Other long-term liabilities	21,838	21,836
Total liabilities	1,453,635	993,652
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value, 1,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000 shares authorized; 34,618 and 36,352 shares issued, respectively)	346	364
Additional paid-in capital	183,157	231,395
Retained earnings	451,705	421,911
Total stockholders’ equity	635,208	653,670
Total liabilities and stockholders' equity	$2,088,843	$1,647,322

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Revenues:
Product sales	$293,122	$278,139	$858,487	$796,525
Repair service agreement commissions	26,038	23,056	77,590	64,042
Service revenues	3,474	3,414	9,982	9,952
Total net sales	322,634	304,609	946,059	870,519
Finance charges and other revenues	72,599	65,449	210,300	187,951
Total revenues	395,233	370,058	1,156,359	1,058,470
Costs and expenses:
Cost of goods sold, including warehousing and occupancy costs	186,807	178,976	547,403	508,475
Cost of service parts sold, including warehousing and occupancy costs	1,463	1,525	4,325	4,815
Delivery, transportation and handling costs	14,631	13,216	40,767	38,543
Selling, general and administrative expenses	113,668	99,346	314,175	281,526
Provision for bad debts	58,208	72,019	157,397	133,862
Charges and credits	2,540	355	4,172	3,601
Total costs and expenses	377,317	365,437	1,068,239	970,822
Operating income	17,916	4,621	88,120	87,648
Interest expense	19,702	8,950	39,185	19,921
Loss on extinguishment of debt	1,367	—	1,367	—
Income (loss) before income taxes	(3,153)	(4,329)	47,568	67,727
Provision (benefit) for income taxes	(732)	(1,265)	17,774	24,672
Net income (loss)	$(2,421)	$(3,064)	$29,794	$43,055
Earnings (loss) per share:
Basic	$(0.07)	$(0.08)	$0.82	$1.19
Diluted	$(0.07)	$(0.08)	$0.81	$1.17
Weighted average common shares outstanding:
Basic	35,704	36,265	36,175	36,203
Diluted	35,704	36,265	36,694	36,928

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net income (loss)	$(2,421)	$(3,064)	$29,794	$43,055
Change in fair value of hedges	—	39	—	155
Impact of provision for income taxes on comprehensive income	—	(14)	—	(55)
Comprehensive income (loss)	$(2,421)	$(3,039)	$29,794	$43,155

See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended October 31,
	2015	2014
Cash flows from operating activities:
Net income	$29,794	$43,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,400	13,294
Amortization of debt issuance costs	7,048	2,287
Loss from extinguishment of debt	1,367	—
Provision for bad debts and uncollectible interest	184,297	153,709
Stock-based compensation expense	2,961	3,258
Excess tax benefits from stock-based compensation	(479)	(961)
Charges, net of credits, for store and facility closures and relocations	637	3,105
Deferred income taxes	(12,944)	(23,681)
Gain on sale of property and equipment	(1,303)	(345)
Tenant improvement allowances received from landlords	12,866	14,621
Change in operating assets and liabilities:
Customer accounts receivable	(285,007)	(274,669)
Other accounts receivable	(10,260)	(9,622)
Inventories	(79,085)	(48,073)
Other assets	(551)	(1,347)
Accounts payable	58,790	9,239
Accrued expenses	687	(4,854)
Income taxes	11,612	(10,798)
Deferred revenues and other credits	(1,656)	2,376
Deferred rent	(468)	2,612
Net cash used in operating activities	(65,294)	(126,794)
Cash flows from investing activities:
Purchase of property and equipment	(46,667)	(53,116)
Proceeds from sale of property	5,609	19,402
Net cash used in investing activities	(41,058)	(33,714)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	1,118,000	—
Payments on asset-backed notes	(184,349)	—
Changes in restricted cash balances	(97,924)	—
Borrowings from revolving credit facility	277,081	357,456
Payments on revolving credit facility	(805,193)	(441,950)
Proceeds from issuance of senior notes, net of issuance costs	—	243,400
Repurchase of senior notes	(22,965)	—
Payment of debt issuance costs and amendment fees	(31,871)	—
Repurchase of common stock	(51,680)	—
Proceeds from stock issued under employee benefit plans	2,034	975
Excess tax benefits from stock-based compensation	479	961
Other	(412)	(301)
Net cash provided by financing activities	203,200	160,541
Net change in cash and cash equivalents	96,848	33
Cash and cash equivalents, beginning of period	12,223	5,727
Cash and cash equivalents, end of period	$109,071	$5,760

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

Variable Interest Entity. In September 2015, we securitized $1.4 billion of customer accounts receivables by transferring the receivables to a bankruptcy-remote variable-interest entity (the "VIE"). The VIE issued asset-backed notes at a face amount of $1.12 billion secured by the transferred portfolio balance, which resulted in net proceeds to us of approximately $1.08 billion, net of transaction costs and restricted cash held by the VIE. The net proceeds were used to pay down the entire balance on our revolving credit facility, to repurchase shares of the Company's common stock and Senior Notes, and for other general corporate purposes. We currently hold the residual equity of the VIE, which we are in the process of marketing. We may elect to retain all or a portion of the residual equity of the VIE if that is determined to be in our best economic interest. We also plan to execute periodic securitizations of future originated customer loans.

We retain the servicing of the securitized portfolio and have a variable interest in the VIE by holding the residual equity. We determined that we are the primary beneficiary of the VIE because (i) our servicing responsibilities for the securitized portfolio give us the power to direct the activities that most significantly impact the performance of the VIE and (ii) our variable interest in the VIE gives us the obligation to absorb losses and the right to receive residual returns that could potentially be significant. As a result, while holding all or a significant portion of the residual equity of the VIE, we will consolidate the VIE within our financial statements. If we sell all or a significant portion of the residual equity, we will assess if the transaction achieves sale treatment for accounting purposes, which may result in deconsolidation of the VIE. There is no assurance that we will complete a sale of all or a portion of the residual equity of the VIE, and there is no assurance we will achieve sale treatment. No timetable has been set for completion of this process. As a result, we have determined that the securitized portfolio does not meet the criteria for treatment as an asset held for sale, which would require recording at the lower of cost, net of allowances, or fair value. We have not made an adjustment to the customer accounts receivable balance as a result of the transaction or in anticipation of any gain or loss that may occur should a sale of the residual portion of the VIE be completed.

Refer to Note 6, Debt, and Note 8, Variable Interest Entity, for additional information.

Principles of Consolidation. The consolidated financial statements include the accounts of Conn’s, Inc. and its wholly-owned subsidiaries, including the VIE. Conn’s, Inc., a Delaware corporation, is a holding company with no independent assets or operations other than its investments in its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Supplemental Cash Flow Information. The following table provides additional cash flow information:

	Nine Months Ended October 31,
(in thousands)	2015	2014
Non-cash investing and financing activities:
Capital lease asset additions and related obligations	$2,187	$304
Property and equipment purchases not yet paid	$2,391	$—
Supplemental cash flow data:
Cash interest paid	$29,200	$11,913
Cash income taxes paid, net	$21,393	$58,363

Restricted Cash. The restricted cash balance as of October 31, 2015 includes $83.5 million of cash we collected as servicer on the securitized receivables that was remitted to the VIE and $14.4 million of cash held by the VIE as additional collateral for the asset-backed notes.

Earnings per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the potential dilutive effects of any stock options and restricted stock units granted, which is calculated using the treasury-stock method. The following table sets forth the shares outstanding used for the earnings per share calculations:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2015	2014	2015	2014
Weighted average common shares outstanding - Basic	35,704	36,265	36,175	36,203
Dilutive effect of stock options and restricted stock units	—	—	519	725
Weighted average common shares outstanding - Diluted	35,704	36,265	36,694	36,928

For the three months ended October 31, 2015 and 2014, the weighted average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 867,000 and 744,000, respectively. For the nine months ended October 31, 2015 and 2014, the weighted average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 173,000 and 92,000, respectively.

Customer accounts receivable and related allowance for doubtful accounts. Customer accounts receivable reported in the consolidated balance sheet includes total receivables managed, including those transferred to the VIE and those receivables not transferred to the VIE. Customer accounts receivable are originated at the time of sale and delivery of the various products and services. Based on contractual terms, we record the amount of principal and accrued interest on customer receivables that is expected to be collected within the next twelve months in current assets with the remaining balance in long-term assets on the consolidated balance sheet. Customer receivables are considered delinquent if a payment has not been received on the scheduled due date. Accounts that are delinquent more than 209 days as of the end of a month are charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment is reversed and charged against the allowance for uncollectible interest.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In an effort to mitigate losses on our accounts receivable, we may make loan modifications to a borrower experiencing financial difficulty. In our role as servicer, we may also make modifications to loans held by the VIE. The loan modifications are intended to maximize net cash flow after expenses and avoid the need to repossess collateral or exercise legal remedies available to us. We may extend the loan term, refinance or otherwise re-age an account. We consider accounts that have been re-aged in excess of three months or refinanced as Troubled Debt Restructurings ("TDR" or "Restructured Accounts").

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

Interest income on customer accounts receivable. Interest income is accrued using the interest method for installment contracts and is reflected in finance charges and other revenues. Typically, interest income is accrued until the contract or account is paid off or charged-off. We provide an allowance for estimated uncollectible interest. Interest income on installment contracts with our customers is calculated using the rule of 78s. In order to convert the interest income recognized to the interest method, we have recorded the excess earnings of rule of 78s over the interest method as deferred revenue on our balance sheets. This deferred interest will ultimately be brought into income as the accounts pay off or accounts amortize to the point that interest income under the interest method exceeds that which is being earned under rule of 78s. At October 31, 2015 and January 31, 2015, there was $10.1 million and $11.2 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities.

We offer 12-month no-interest finance programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest program period (grace periods are provided), the account does not qualify for the no-interest provision and the terms of the account revert back to those of the executed installment contract resulting in interest over the entire term. Interest income is recognized based on our historical experience related to customers that fail to satisfy the requirements of the programs. We also offer 18- and 24-month equal-payment, no-interest finance programs to certain higher credit quality borrowers, which are discounted to their present value at origination, resulting in a reduction in sales and customer receivables, and the discount amount is amortized into finance charges and other revenues over the term of the contract. If a customer is delinquent in making a scheduled monthly payment (grace periods are provided), the account begins accruing interest based on the contract rate from the date of the last payment made, which is a higher rate than the discount rate.

We recognize interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows.

We typically only place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. At October 31, 2015 and January 31, 2015, customer receivables carried in non-accrual status were $23.6 million and $13.7 million, respectively. At October 31, 2015 and January 31, 2015, customer receivables that were past due 90 days or more and still accruing interest totaled $107.9 million and $97.1 million, respectively.

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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of cash and cash equivalents, restricted cash, and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a Level 3 discounted cash flow analysis using data from the recent securitization transaction, approximates their carrying amount. At October 31, 2015, the fair value of our Senior Notes, which was determined using Level 1 inputs, was $218.6 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At October 31, 2015, the fair value of the VIE's Class A Notes and Class B Notes, which were determined using Level 2 inputs based on inactive trading activity, approximates their carrying value.

Repurchase Program. On September 9, 2015, we announced that the Board of Directors of the Company ("Board of Directors") authorized a repurchase program of up to an aggregate of $75.0 million of (i) shares of the Company's outstanding common stock; (ii) 7.250% Senior Notes Due 2022 (the "Senior Notes"); or (iii) a combination thereof. During the three months ended October 31, 2015, we purchased 1.9 million shares of common stock, using $51.6 million of the $75.0 million repurchase authorization. Additionally, we utilized $22.9 million of the repurchase authorization to acquire $23.0 million of face of value of our senior notes. As a result of the bond repurchases, we had a loss on extinguishment of approximately $0.5 million, primarily due to the write-off of related deferred costs.

On November 2, 2015, we announced that the the Board of Directors authorized an additional $100.0 million towards the repurchase program for purchase of shares of the Company's outstanding common stock, Senior Notes, or a combination thereof. Subsequent to October 31, 2015, we purchased 3.3 million additional shares of common stock, using $80.6 million of the $100.0 million repurchase authorization. Common stock repurchases may be made from time to time on the open market or through privately negotiated transactions, at management’s discretion, based on market and business conditions. We have no obligation to repurchase shares under the authorization, and the timing and value of the shares that are repurchased will be at the discretion of management and will depend on a number of factors, including the price of the Company's common stock. We may suspend or discontinue repurchases at any time without notice.

Stockholders' Rights Plan. On October 6, 2014, we adopted a stockholders' rights plan whereby the Board of Directors declared a dividend of one right for each outstanding share of the Company's common stock to stockholders of record on October 16, 2014. On September 2, 2015, the Board of Directors approved the termination of the Company’s stockholder rights plan, and the rights plan was terminated, effective September 10, 2015.

Related Party Transactions. From time to time, we have engaged Stephens Inc. to act as our financial advisor. Stephens Inc. and its affiliates beneficially own shares of our common stock and one of our Board of Directors, Douglas H. Martin, is a Senior Managing Director of Stephens Inc. On March 31, 2015, we announced that we had engaged Stephens Inc., as a financial advisor to assist us with the process of pursuing a sale of all or a portion of the loan portfolio, or other refinancing of our loan portfolio. The disinterested members of our Board of Directors determined that it was in the Company’s best interest to engage Stephens Inc. in such capacity to assist us in analyzing and advising us with respect to the opportunity. The engagement of Stephens Inc. as financial advisor was approved by the independent members of our Board of Directors after full disclosure of the conflicts of interests of the related parties in the transaction. Douglas H. Martin did not participate in the approval process. During the three months ended October 31, 2015, we paid Stephens Inc. a success fee of $1.1 million as a result of the close of the securitization transaction.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which focuses on a reporting company’s consolidation evaluation to determine whether they should consolidate certain legal entities. ASU 2015-02 is effective for us beginning in the first quarter of fiscal year 2017 and allows early adoption, including adoption in an interim period. We early adopted ASU 2015-02 beginning with the quarter ended July 31, 2015, which did not have an impact to our financial statements.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.     Charges and Credits

Charges and credits consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2015	2014	2015	2014
Store and facility closure and relocation costs (credits)	$212	$(141)	$637	$3,105
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	999	496	2,206	496
Executive management transition costs	1,329	—	1,329	—
	$2,540	$355	$4,172	$3,601

During the three months ended October 31, 2015, we had costs associated with legal and professional fees related to our exploration of strategic alternatives (including our securitization transaction), our securities-related litigation, and transition costs due to changes in the executive management team. During the three months ended October 31, 2014, we recorded a net credit related to store closures and relocations due to the revision of estimated lease termination and other costs, and had costs associated with legal and professional fees related to our exploration of strategic alternatives and our class action litigation.

3.     Finance Charges and Other Revenues

Finance charges and other revenues consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2015	2014	2015	2014
Interest income and fees	$58,961	$52,142	$171,763	$150,858
Insurance commissions	13,222	12,777	37,313	35,753
Other revenues	416	530	1,224	1,340
	$72,599	$65,449	$210,300	$187,951

Interest income and fees and insurance commissions are derived from the credit segment operations, whereas other revenues is derived from the retail segment operations. For the three months ended October 31, 2015 and 2014, interest income and fees was reduced by provisions for uncollectible interest of $10.0 million and $7.8 million, respectively. For the nine months ended October 31, 2015 and 2014, interest income and fees was reduced by provisions for uncollectible interest of $27.4 million and $19.8 million, respectively. For the three months ended October 31, 2015 and 2014, the amount included in interest income and fees related to TDR accounts was $3.5 million and $1.8 million, respectively. For the nine months ended October 31, 2015 and 2014, the amount included in interest income and fees related to TDR accounts was $10.0 million and $4.9 million, respectively.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Customer Accounts Receivable

Customer accounts receivable consisted of the following:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
(in thousands)	October 31, 2015	January 31, 2015	October 31, 2015	January 31, 2015	October 31, 2015	January 31, 2015
Customer accounts receivable	$1,391,795	$1,277,135	$122,040	$112,365	$100,937	$94,304
Restructured accounts	109,879	88,672	30,882	20,722	109,879	88,672
Total customer portfolio balance	1,501,674	1,365,807	$152,922	$133,087	$210,816	$182,976
Allowance for uncollectible accounts	(180,533)	(146,982)
Allowance for short-term, no-interest programs	(19,080)	(17,474)
Total customer accounts receivable, net	1,302,061	1,201,351
Short-term portion of customer accounts receivable, net	(706,934)	(643,094)
Long-term portion of customer accounts receivable, net	$595,127	$558,257
Securitized receivables held by the VIE	$1,142,259	$—	$152,136	$—	$204,670	$—
Receivables not held by the VIE	359,415	1,365,807	786	133,087	6,146	182,976
Total customer portfolio balance	$1,501,674	$1,365,807	$152,922	$133,087	$210,816	$182,976

(1)
Due to the fact that an account can become past due after having been re-aged, accounts could be represented as both past due and re-aged. As of October 31, 2015 and January 31, 2015, the amounts included within both past due and re-aged was $55.6 million and $44.9 million, respectively. As of October 31, 2015 and January 31, 2015, the total customer portfolio balance past due one day or greater was $357.8 million and $316.0 million, respectively. These amounts include the 60 days past due balances shown.

The following presents the activity in the allowance for doubtful accounts and uncollectible interest for customer receivables:

	Nine Months Ended October 31, 2015			Nine Months Ended October 31, 2014
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$118,786	$28,196	$146,982	$54,448	$17,353	$71,801
Provision (1)	146,587	37,710	184,297	131,806	21,903	153,709
Principal charge-offs (2)	(107,590)	(22,779)	(130,369)	(77,058)	(12,404)	(89,462)
Interest charge-offs	(19,613)	(4,153)	(23,766)	(13,807)	(2,223)	(16,030)
Recoveries (2)	2,797	592	3,389	10,896	1,754	12,650
Allowance at end of period	$140,967	$39,566	$180,533	$106,285	$26,383	$132,668
Average total customer portfolio balance	$1,325,324	$98,993	$1,424,317	$1,090,078	$57,715	$1,147,793

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest). Recoveries include principal collections of previously charged-off balances for both periods shown and proceeds received from selling charged off accounts to third parties during the nine months ended October 31, 2014 (we did not sell charged off accounts during the current fiscal year). Net charge-offs are calculated as the net of principal charge-offs and recoveries.

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

The following table presents detail of the activity in the accrual for store closures:

	Nine Months Ended October 31,
(in thousands)	2015	2014
Balance at beginning of period	$2,556	$4,316
Accrual for additional closures	318	2,595
Adjustments	(21)	(216)
Cash payments, net of sublease income	(876)	(3,880)
Balance at end of period	1,977	2,815
Current portion, included in accrued expenses	(473)	(954)
Long-term portion, included in other long-term liabilities	$1,504	$1,861

6.     Debt

Debt consisted of the following:

(in thousands)	October 31, 2015	January 31, 2015
Revolving credit facility	$—	$528,112
Senior Notes	227,000	250,000
Class A Notes	767,751	—
Class B Notes	165,900	—
Other debt	2,708	933
Total debt	1,163,359	779,045
Less:
Discount on debt	(3,783)	(4,635)
Current portion of debt	(830)	(395)
Long-term debt	$1,158,746	$774,015

Senior Notes. On July 1, 2014, we issued $250.0 million of unsecured Senior Notes bearing interest at 7.250%, pursuant to an indenture dated July 1, 2014 (the "Indenture") among Conn’s, Inc., its subsidiary guarantors (the "Guarantors") and U.S. Bank National Association, as trustee. The effective interest rate of the Senior Notes after giving effect to offering fees and debt discount is 7.8%.

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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 24, 2015, the SEC declared effective the Company’s registration statement on Form S-4 pursuant to which we exchanged the Senior Notes for an equivalent amount of 7.250% Senior Notes due July 2022 that are registered under the Securities Act of 1933, as amended (the "Exchange Notes").  The exchange offer was completed on June 1, 2015, and all of the outstanding Senior Notes were tendered in exchange for the Exchange Notes. The terms of the Exchange Notes are substantially identical to the Senior Notes.

During the three months ended October 31, 2015, we repurchased $23.0 million of face of value of the Senior Notes for $22.9 million. As a result of the bond repurchases, we had a loss on extinguishment of $0.5 million, primarily due to the write-off of related deferred costs.

In October 2015, the Company, the Guarantors and U.S. Bank National Association, as trustee, adopted, with the consent of the holders of a majority in the outstanding principal amount of the Senior Notes, the Second Supplemental Indenture (the "Supplemental Indenture"). Pursuant to the Supplemental Indenture, the Indenture was amended to extend, from May 1, 2014 to November 1, 2015, the beginning of the accounting period from which consolidated net income is calculated for purposes of determining the size of the "restricted payment basket" exception to the restricted payments limitation and to increase, from $75.0 million to $375.0 million, the dollar threshold exception to the restricted payments limitation. In November 2015, we paid approximately $3.8 million as an aggregate consent fee to the consenting holders of the Senior Notes. Such fee will be amortized over the remaining life of the Senior Notes.

Asset-backed Notes. In September 2015, the VIE issued asset-backed notes at a face amount of $1.12 billion secured by the transferred customer accounts receivables and restricted cash held by the VIE, which resulted in net proceeds to us of approximately $1.08 billion, net of transaction costs and restricted cash held by the VIE. The net proceeds were used to pay down the entire balance on our previous revolving credit facility, to repurchase shares of the Company's common stock and Senior Notes, and for other general corporate purposes. The asset-backed notes consist of the following securities:

•
Asset-backed Fixed Rate Notes, Class A, Series 2015-A ("Class A Notes") in aggregate principal amount of $952.1 million that bear interest at a fixed annual rate of 4.565% and mature on September 15, 2020. The effective interest rate of the Class A Notes after giving effect to offering fees is 7.5%.

•
Asset-backed Fixed Rate Notes, Class B, Series 2015-A ("Class B Notes") in aggregate principal amount of $165.9 million that bear interest at a fixed annual rate of 8.500% and mature on September 15, 2020. The effective interest rate of the Class B Notes after giving effect to offering fees is 13.3%.

The Class A Notes and Class B Notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act. If an event of default were to occur under the indenture that governs the Class A Notes and Class B Notes, the payment of the outstanding amounts will be accelerated, in which event the cash proceeds of the receivables that otherwise might be released to the residual equity holder would instead be directed entirely toward repayment of the Class A Notes and Class B Notes. The holders of the Class A Notes and Class B Notes have no recourse to assets outside of the VIE. Events of default include, but are not limited to, failure to make required payments on the notes or specified bankruptcy-related events.

Revolving Credit Facility. On October 30, 2015, Conn's, Inc. and certain of its subsidiaries (the "Borrowers") entered into the Third Amended and Restated Loan and Security Agreement with certain lenders, that provides for an $810.0 million asset-based revolving credit facility (the "revolving credit facility") under which availability is subject to a borrowing base. The amended revolving credit facility resulted in various changes, including:

•	Extended the maturity date from November 25, 2017 to October 30, 2018;

•	Increased the maximum total leverage ratio covenant (ratio of total liabilities less the sum of qualified cash and ABS qualified cash to tangible net worth) from 2.0x to 4.0x;

•
Added a new maximum "ABS excluded" leverage ratio covenant (ratio of total liabilities (excluding liabilities of the consolidated VIE and other permitted securitization transactions) less qualified cash to tangible net worth) of 2.0x;

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Replaced the fixed charge coverage ratio covenant with a minimum interest coverage ratio covenant of 2.0x beginning with our fourth quarter of fiscal 2016;

•	Reduced the maximum accounts receivable advance rate from 80% to 75%;

•	Included a fourth quarter seasonal step-down in the cash recovery covenant from 4.5% to 4.25%;

•	Increased the maximum inventory component of the borrowing base from $100.0 million to $175.0 million;

•	Modified the conditions for repurchases of the Company’s common stock, including changes in the liquidity test and the elimination of the fixed charge coverage ratio test;

•	Included a new liquidity test for repurchases and redemptions of our debt; and

•
Modified our ability to effect future securitizations of our customer receivables portfolio, including removing the consent rights of the lenders and establishing set criteria for permitted securitizations.

In connection with entering into the amended revolving credit facility, we wrote-off $0.9 million of debt issuance costs related to the previous revolving credit facility for lenders that did not continue to participate. Also, we deferred $3.0 million of debt issuance costs, which will be amortized over the remaining term of the amended revolving credit facility along with the debt issuance costs remaining from the previous revolving credit facility.

Loans under the amended revolving credit facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.00% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.50% to 2.00% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greater of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that are available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the outstanding balance and letters of credit of the revolving credit facility.

The amended revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIE. As of October 31, 2015, we had immediately available borrowing capacity of $269.5 million under our revolving credit facility, net of standby letters of credit issued of $1.1 million.

The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.

Debt covenants. We were in compliance with our debt covenants at October 31, 2015. A summary of the significant financial covenants that govern our revolving credit facility compared to our actual compliance status at October 31, 2015 is presented below:

	Actual	Required Minimum/ Maximum
Leverage Ratio must not exceed maximum	1.96 to 1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.65 to 1.00	2.00:1.00
Cash Recovery Percent must exceed stated amount	4.73%	4.50%
Capital Expenditures, net, must not exceed maximum	$27.7 million	$75.0 million

All capitalized terms in the above table are defined by the revolving credit facility, as amended, and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for the Cash Recovery Percent, which is calculated monthly on a trailing three-month basis, and Capital Expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter. The revolving credit facility is a significant factor relative to our ongoing liquidity and our ability to meet the cash needs associated with the growth of our business. Our inability to use this facility because of a failure to comply with its covenants would adversely affect our business operations.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     Contingencies

Securities Class Action Litigation. We and two of our current executive officers are defendants in a consolidated securities class action lawsuit pending in the Southern District of Texas (the "Court"), In re Conn’s Inc. Securities Litigation, Cause No. 14-CV-00548 (the "Consolidated Securities Action"). The plaintiffs in the Consolidated Securities Action allege that the defendants made false and misleading statements and/or failed to disclose material adverse facts about our business, operations, and prospects. They allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek to certify a class of all persons and entities that purchased or otherwise acquired Conn’s common stock and/or call options, or sold/wrote Conn’s put options between April 3, 2013 and December 9, 2014. The complaint does not specify the amount of damages sought.

On June 30, 2015, the Court held a hearing on the defendants’ motion to dismiss plaintiffs’ complaint. At the hearing, the Court dismissed Brian Taylor, a former executive officer, and certain other aspects of the complaint. The Court ordered the plaintiffs to further amend their complaint in accordance with its ruling, and the plaintiffs filed their Fourth Consolidated Amended Complaint on July 21, 2015. The remaining defendants filed a motion to dismiss on August 28, 2015. The briefing on the defendant’s motion to dismiss is fully briefed and pending with the Court.

The defendants intend to vigorously defend against all of these claims. It is not possible at this time to predict the timing or outcome of any of this litigation.

Derivative Litigation. On December 1, 2014, an alleged shareholder filed, purportedly on behalf of the Company, a derivative shareholder lawsuit against us and certain of our current and former directors and executive officers in the United States District Court for the Southern District of Texas captioned Robert Hack, derivatively on behalf of Conn’s, Inc., v. Theodore M. Wright, Bob L. Martin, Jon E.M. Jacoby, Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson, Brian Taylor, a former executive officer, and Michael J. Poppe and Conn’s, Inc., Case No. 4:14-cv-03442 (the "Original Derivative Action"). The complaint asserts claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and insider trading based on substantially similar factual allegations as those asserted in the Consolidated Securities Action. The plaintiff seeks unspecified damages against these persons and does not request any damages from us. The court approved a stipulation among the parties to stay the action pending resolution of the motion to dismiss in the Consolidated Securities Action, and the parties have requested that the Court extend the stay pending resolution of the anticipated motion to dismiss.

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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Variable Interest Entity

In September 2015, we securitized $1.4 billion of customer accounts receivables by transferring the receivables to the VIE. The VIE issued asset-backed notes at a face amount of $1.12 billion secured by the transferred portfolio balance. Under the terms of the securitization transaction, the customer receivable principal and interest payment cash flows will go first to the servicer and the holders of the Class A Notes and Class B Notes, and then to the residual equity holder. We retain the servicing of the securitized portfolio and are receiving a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables, and we currently hold all of the residual equity. In addition, we will retain, rather than the VIE, all credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charge-offs of the securitized receivables, which will continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as we consolidate the VIE.

The following presents the assets and liabilities held by the VIE and that are included in our consolidated balance sheet:

(in thousands)	October 31, 2015	January 31, 2015
Assets:
Customer accounts receivable:
Customer accounts receivable	$1,037,645	$—
Restructured accounts	104,614	—
Allowance for uncollectible accounts	(161,343)	—
Allowance for short-term, no-interest programs	(16,414)	—
Total customer accounts receivable, net	964,502	—
Restricted cash	97,924	—
Deferred debt issuance costs	23,109	—
Total assets	$1,085,535	$—
Liabilities:
Accrued interest	$2,048	$—
Due to Conn's, Inc., net	2,434	—
Deferred interest income	6,461	—
Long-term debt:
Class A Notes	767,751	—
Class B Notes	165,900	—
Total long-term debt	933,651	—
Total liabilities	$944,594	$—

The assets of the VIE serve as collateral for the obligations of the VIE. The holders of the Class A Notes and Class B Notes have no recourse to assets outside of the VIE.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Segment Reporting

Financial information by segment is presented in the following tables:

	Three Months Ended October 31, 2015			Three Months Ended October 31, 2014
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$105,735	$—	$105,735	$86,820	$—	$86,820
Home appliance	86,434	—	86,434	82,811	—	82,811
Consumer electronic	70,263	—	70,263	73,722	—	73,722
Home office	26,108	—	26,108	28,380	—	28,380
Other	4,582	—	4,582	6,406	—	6,406
Product sales	293,122	—	293,122	278,139	—	278,139
Repair service agreement commissions	26,038	—	26,038	23,056	—	23,056
Service revenues	3,474	—	3,474	3,414	—	3,414
Total net sales	322,634	—	322,634	304,609	—	304,609
Finance charges and other revenues	416	72,183	72,599	531	64,918	65,449
Total revenues	323,050	72,183	395,233	305,140	64,918	370,058
Costs and expenses:
Cost of goods sold, including warehousing and occupancy costs	186,807	—	186,807	178,976	—	178,976
Cost of service parts sold, including warehousing and occupancy costs	1,463	—	1,463	1,525	—	1,525
Delivery, transportation and handling costs	14,631	—	14,631	13,216	—	13,216
Selling, general and administrative expenses (1)	81,484	32,184	113,668	73,220	26,126	99,346
Provision for bad debts	120	58,088	58,208	54	71,965	72,019
Charges and credits	2,540	—	2,540	355	—	355
Total costs and expense	287,045	90,272	377,317	267,346	98,091	365,437
Operating income (loss)	36,005	(18,089)	17,916	37,794	(33,173)	4,621
Interest expense	—	19,702	19,702	—	8,950	8,950
Loss on extinguishment of debt	—	1,367	1,367	—	—	—
Income (loss) before income taxes	$36,005	$(39,158)	$(3,153)	$37,794	$(42,123)	$(4,329)

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended October 31, 2015			Nine Months Ended October 31, 2014
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$294,119	$—	$294,119	$249,085	$—	$249,085
Home appliance	267,796	—	267,796	244,281	—	244,281
Consumer electronic	211,375	—	211,375	209,110	—	209,110
Home office	71,033	—	71,033	76,377	—	76,377
Other	14,164	—	14,164	17,672	—	17,672
Product sales	858,487	—	858,487	796,525	—	796,525
Repair service agreement commissions	77,590	—	77,590	64,042	—	64,042
Service revenues	9,982	—	9,982	9,952	—	9,952
Total net sales	946,059	—	946,059	870,519	—	870,519
Finance charges and other revenues	1,224	209,076	210,300	1,340	186,611	187,951
Total revenues	947,283	209,076	1,156,359	871,859	186,611	1,058,470
Costs and expenses:
Cost of goods sold, including warehousing and occupancy costs	547,403	—	547,403	508,475	—	508,475
Cost of service parts sold, including warehousing and occupancy costs	4,325	—	4,325	4,815	—	4,815
Delivery, transportation and handling costs	40,767	—	40,767	38,543	—	38,543
Selling, general and administrative expenses (1)	226,394	87,781	314,175	206,559	74,967	281,526
Provision for bad debts	513	156,884	157,397	98	133,764	133,862
Charges and credits	4,172	—	4,172	3,601	—	3,601
Total costs and expense	823,574	244,665	1,068,239	762,091	208,731	970,822
Operating income (loss)	123,709	(35,589)	88,120	109,768	(22,120)	87,648
Interest expense	—	39,185	39,185	—	19,921	19,921
Loss on extinguishment of debt	—	1,367	1,367	—	—	—
Income (loss) before income taxes	$123,709	$(76,141)	$47,568	$109,768	$(42,041)	$67,727

(1)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment that benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was $3.7 million and $2.8 million for the three months ended October 31, 2015 and 2014, respectively, and $10.6 million and $8.7 million for the nine months ended October 31, 2015 and 2014, respectively. The amount of reimbursement made to the retail segment by the credit segment was $9.3 million and $7.7 million for the three months ended October 31, 2015 and 2014, respectively, and $26.7 million and $21.5 million for the nine months ended October 31, 2015 and 2014, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect the Company’s ability to achieve the results either expressed or implied by the Company’s forward-looking statements including, but not limited to: general economic conditions impacting the Company's customers or potential customers; the Company’s ability to execute periodic securitizations of future originated customer loans including the sale of any remaining residual equity on favorable terms; the Company's ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of the Company’s credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of the Company’s planned opening of new stores; technological and market developments and sales trends for the Company’s major product offerings; the Company’s ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of the Company's customers and employees; the Company’s ability to fund its operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from the Company’s revolving credit facility, and proceeds from accessing debt or equity markets; the ability to continue the repurchase program; and other risks detailed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and Part II, "Item 1A. Risk Factors" in this Quarterly Report. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

The Company makes available in the investor relations section of its website at ir.conns.com updated monthly reports to the holders of its asset-backed notes. This information reflects the performance of the securitized portfolio only, in contrast to the financial statements contained herein, which reflect the performance of all of the Company's outstanding receivables, including those originated subsequent to those included in the securitized portfolio. The website and the information contained on our website is not incorporated in this Quarterly Report on Form 10-Q or any other document filed with the SEC.

Overview

We encourage you to read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying consolidated financial statements and related notes. Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.

Executive Summary

Total revenues increased to $395.2 million for the three months ended October 31, 2015, compared to $370.1 million for the three months ended October 31, 2014. The increase in total revenue was primarily driven by new store openings, partially offset by store closures, as well as an increase in credit revenue as a result of growth in the average balance of the customer receivable portfolio partially offset by a 110 basis point decrease in portfolio yield. Retail same store sales were flat for the third quarter of fiscal 2016. Excluding the impact of our strategic decision to exit video game products, digital cameras, and certain tablets, same store sales for the quarter increased 3.8%.

Retail gross margin for the three months ended October 31, 2015 was 41.5%, an increase of 90 basis points over the 40.6% reported in the comparable quarter last year. The increase in retail margin was driven by favorable shift in product mix and higher retrospective commissions on repair service agreements.

Delivery, transportation and handling costs as a percentage of product sales and repair service agreement commissions (the same basis used for calculating retail margins) was 4.6%, an increase of 20 basis points over 4.4% in the previous year. The increase was primarily driven by higher costs as a result of the shift in product sales mix.

Selling, general and administrative expenses ("SG&A") for the three months ended October 31, 2015 was $113.7 million, an increase of $14.3 million, or 14.4%, over the same prior year period. The SG&A increase in the retail segment was primarily due to the opening of new stores resulting in higher sales-driven compensation and facility-related costs. The SG&A increase in the credit segment is the result of the addition of collections personnel to service the 19.8% increase in the customer receivable portfolio balance and anticipated near-term portfolio growth.

Provision for bad debts for the three months ended October 31, 2015 was $58.2 million, a decrease of $13.8 million from the same prior year period. The provision for bad debts for the three months ended October 31, 2014, included an adjustment due to expectations for higher charge-offs occurring at a faster pace than previously anticipated and the decision to pursue collection of past and future charged-off accounts internally rather than selling charged-off accounts to a third party. Key factors in determining the provision for bad debts for the three months ended October 31, 2015 included the following:

•	A 21.6% increase in the average receivable portfolio balance resulting from new store openings over the past 12 months;

•	A 15.9% increase in the balances originated during the quarter compared to the prior year quarter;

•	An increase of 20 basis points in the percentage of customer accounts receivable balances greater than 60 days delinquent to 10.2% at October 31, 2015 as compared to the prior year period; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $109.9 million, or 7.3% of the total portfolio balance, driving $3.8 million of additional provision for bad debts.

Interest expense increased to $19.7 million for the three months ended October 31, 2015, compared to $9.0 million for the three months ended October 31, 2014, reflecting the increase in outstanding debt and an increase in our effective interest rate due to the issued asset-backed notes by our consolidated VIE.

Net loss for the three months ended October 31, 2015 was $2.4 million, or $0.07 loss per diluted share, which included net charges of $2.5 million, or $0.06 per diluted share on an after-tax basis, primarily from legal and professional fees related to the exploration of strategic alternatives and securities-related litigation and executive management transition costs, and loss on extinguishment of debt of $1.4 million, or $0.03 per diluted share on an after-tax basis. This compares to net loss for the three months ended October 31, 2014 of $3.1 million, or $0.08 loss per diluted share, which included net charges of $0.4 million, or $0.01 per diluted share on an after-tax basis, primarily related to legal and professional fees related to the exploration of strategic alternatives and securities-related litigation.

Recent Developments and Operational Changes

We continue to take actions to transform the capital structure of the business and to position us to execute our growth strategies while reducing risk and enhancing shareholder value. As previously announced, these actions include the securitization transaction, which allowed additional authorization to repurchase securities supported by amended debt instruments. Additional details are as follows:

Securitization Transaction

•	We securitized $1.4 billion of retail installment contract receivables, which resulted in net proceeds to the Company of approximately $1.08 billion.

•	During the third quarter of fiscal 2016, the securitized portfolio generated a $7.6 million return on capital for the residual equity interest.

•	We intend to execute periodic securitizations of future originated customer loans, including the possible sale of any remaining residual equity, and to retain origination and servicing of contracts.

Repurchase of Securities

•
On September 9, 2015, we announced that the Board of Directors authorized the repurchase of up to a total of $75.0 million of outstanding shares of its common stock and/or its Senior Notes. During the three months ended October 31, 2015, we purchased 1.9 million shares of common stock, using $51.6 million of the repurchase authorization. Additionally, we utilized $22.9 million of the repurchase authorization to acquire $23.0 million of face of value of our Senior Notes.

•
On November 2, 2015, we announced that the Board of Directors authorized an additional $100.0 million towards the repurchase program for the repurchase of outstanding shares of its common stock and/or its Senior Notes.

•
Subsequent to October 31, 2015, we purchased 3.3 million additional shares of common stock, using $80.6 million of the $100.0 million repurchase authorization, with no additional repurchases of Senior Notes.

•
The repurchase program underscores our confidence in our long-term growth prospects, consistent with our overall commitment to generate continued profitable growth and enhanced long-term shareholder value.

Amended Senior Notes

•
In October 2015, the Senior Notes were amended to extend, from May 1, 2014 to November 1, 2015, the beginning of the accounting period from which consolidated net income is calculated for purposes of determining the size of the "restricted payment basket" exception to the restricted payments limitation and to increase, from $75.0 million to $375.0 million, the dollar threshold exception to the restricted payments limitation.

Amended Revolving Credit Facility

•	In October 2015, the revolving credit facility was amended with certain lenders, that provides for an $810.0 million facility under which availability is subject to a borrowing base.

•	The amended revolving credit facility resulted in various changes, including the following:

◦	Extended the maturity date from November 25, 2017 to October 30, 2018.

◦	Increased total leverage ratio covenant from 2.0x to 4.0x.

◦	Eliminated the fixed charge coverage ratio covenant and replaced it with an interest coverage ratio covenant.

◦
Added a new minimum liquidity requirement for repurchases of the Company’s outstanding shares of common stock, notes and other debt prepayments, which, combined with the new total leverage ratio covenant, is expected to provide the Company greater flexibility for repurchases.

Company Initiatives

We have continued to focus on initiatives that we believe should positively impact future results, including:

•	During the nine months ended October 31, 2015, we opened thirteen new stores in Arizona (1), Colorado (1), Georgia (1), Nevada (1), North Carolina (6), South Carolina (1), Tennessee (1) and Texas (1);

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

Outlook

We believe the broad appeal of the Conn’s store to our geographically diverse core demographic, the historical unit economics and current retail real estate market conditions provide us ample room for continued expansion. We plan to open approximately 2 new stores during the fourth quarter of fiscal year 2016 for a total of approximately 15 new stores for fiscal 2016 and 22 to 25 stores during fiscal 2017. There are many markets in the United States with similar demographic characteristics as our current successful store base, which provides substantial opportunities for future growth. We plan to continue to improve our operating results by leveraging our existing infrastructure and seeking to continually optimize the efficiency of our marketing, merchandising, sourcing, distribution and credit operations. As we penetrate new markets, we expect to increase our purchase volumes, achieve distribution efficiencies and strengthen our relationships with our key vendors. We also expect our increased store base and higher net sales to further leverage our existing corporate and regional infrastructure.

Results of Operations

The following tables present certain financial and other information, on a consolidated and segment basis:

Consolidated:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2015	2014	Change	2015	2014	Change
Revenues:
Total net sales	$322,634	$304,609	$18,025	$946,059	$870,519	$75,540
Finance charges and other revenues	72,599	65,449	7,150	210,300	187,951	22,349
Total revenues	395,233	370,058	25,175	1,156,359	1,058,470	97,889
Costs and expenses: (1)
Cost of goods sold, including warehousing and occupancy costs	186,807	178,976	7,831	547,403	508,475	38,928
Cost of service parts sold, including warehousing and occupancy costs	1,463	1,525	(62)	4,325	4,815	(490)
Delivery, transportation and handling costs (2)	14,631	13,216	1,415	40,767	38,543	2,224
Selling, general and administrative expenses	113,668	99,346	14,322	314,175	281,526	32,649
Provision for bad debts	58,208	72,019	(13,811)	157,397	133,862	23,535
Charges and credits	2,540	355	2,185	4,172	3,601	571
Total costs and expenses	377,317	365,437	11,880	1,068,239	970,822	97,417
Operating income	17,916	4,621	13,295	88,120	87,648	472
Interest expense	19,702	8,950	10,752	39,185	19,921	19,264
Loss on extinguishment of debt	1,367	—	1,367	1,367	—	1,367
Income (loss) before income taxes	(3,153)	(4,329)	1,176	47,568	67,727	(20,159)
Provision (benefit) for income taxes	(732)	(1,265)	533	17,774	24,672	(6,898)
Net income (loss)	$(2,421)	$(3,064)	$643	$29,794	$43,055	$(13,261)

Retail Segment:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2015	2014	Change	2015	2014	Change
Revenues:
Product sales	$293,122	$278,139	$14,983	$858,487	$796,525	$61,962
Repair service agreement commissions	26,038	23,056	2,982	77,590	64,042	13,548
Service revenues	3,474	3,414	60	9,982	9,952	30
Total net sales	322,634	304,609	18,025	946,059	870,519	75,540
Other revenues	416	531	(115)	1,224	1,340	(116)
Total revenues	323,050	305,140	17,910	947,283	871,859	75,424
Costs and expenses: (1)
Cost of goods sold, including warehousing and occupancy costs	186,807	178,976	7,831	547,403	508,475	38,928
Cost of service parts sold, including warehousing and occupancy costs	1,463	1,525	(62)	4,325	4,815	(490)
Delivery, transportation and handling costs (2)	14,631	13,216	1,415	40,767	38,543	2,224
Selling, general and administrative expenses (3)	81,484	73,220	8,264	226,394	206,559	19,835
Provision for bad debts	120	54	66	513	98	415
Charges and credits	2,540	355	2,185	4,172	3,601	571
Total costs and expenses	287,045	267,346	19,699	823,574	762,091	61,483
Operating income	$36,005	$37,794	$(1,789)	$123,709	$109,768	$13,941
Number of stores:
Beginning of period	95	86		90	79
Open	6	6		13	16
Closed	—	(3)		(2)	(6)
End of period	101	89		101	89

Credit Segment:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2015	2014	Change	2015	2014	Change
Revenues -
Finance charges and other revenues	$72,183	$64,918	$7,265	$209,076	$186,611	$22,465
Costs and expenses:
Selling, general and administrative expenses (3)	32,184	26,126	6,058	87,781	74,967	12,814
Provision for bad debts	58,088	71,965	(13,877)	156,884	133,764	23,120
Total cost and expenses	90,272	98,091	(7,819)	244,665	208,731	35,934
Operating loss	(18,089)	(33,173)	15,084	(35,589)	(22,120)	(13,469)
Interest expense	19,702	8,950	10,752	39,185	19,921	19,264
Loss on extinguishment of debt	1,367	—	1,367	1,367	—	1,367
Loss before income taxes	$(39,158)	$(42,123)	$2,965	$(76,141)	$(42,041)	$(34,100)

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

The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. The amount of overhead allocated to each segment was $3.7 million and $2.8 million for the three months ended October 31, 2015 and 2014, respectively, $10.6 million and $8.7 million for the nine months ended October 31, 2015 and 2014, respectively. The amount of reimbursement made to the retail segment by the credit segment was $9.3 million and $7.7 million for the three months ended October 31, 2015 and 2014, respectively, $26.7 million and $21.5 million for the nine months ended October 31, 2015 and 2014, respectively.

Three months ended October 31, 2015 compared to three months ended October 31, 2014

Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended October 31,					%	Same store
(dollars in thousands)	2015	% of Total	2014	% of Total	Change	Change	% change
Furniture and mattress	$105,735	32.7%	$86,820	28.5%	$18,915	21.8%	11.6%
Home appliance	86,434	26.8	82,811	27.2	3,623	4.4	0.5
Consumer electronic	70,263	21.8	73,722	24.2	(3,459)	(4.7)	(9.1)
Home office	26,108	8.1	28,380	9.3	(2,272)	(8.0)	(11.0)
Other	4,582	1.4	6,406	2.1	(1,824)	(28.5)	(28.3)
Product sales	293,122	90.8	278,139	91.3	14,983	5.4	(0.5)
Repair service agreement commissions	26,038	8.1	23,056	7.6	2,982	12.9	3.2
Service revenues	3,474	1.1	3,414	1.1	60	1.8
Total net sales	$322,634	100.0%	$304,609	100.0%	$18,025	5.9%	—%

The following provides a summary of items impacting the performance of our product categories during the quarter compared to the prior year period:

•	Furniture unit volume increased 28.7%, partially offset by a 3.8% decrease in average selling price;

•	Mattress unit volume increased 31.2%, partially offset by an 8.0% decrease in average selling price;

•	Home appliance unit volume increased 4.8% with average selling price remaining flat. Refrigeration sales increased 4.6% and cooking sales increased by 10.6%, with laundry sales remaining flat;

•
Consumer electronic unit volume decreased 11.7%, partially offset by an 8.8% increase in average selling price. Television sales increased 5.8% as average selling price increased 8.8%, partially offset by a 2.7% decrease in unit volume. Excluding the impact from exiting video game products and digital cameras, consumer electronics same store sales were flat driven by flat same store sales for television;

•	Home office unit volume decreased 14.3%, partially offset by an 8.0% increase in average selling price. Excluding the impact from exiting certain tablets, home office same store sales were flat; and

•	The increase in repair service agreement commissions was driven by improved program performance resulting in higher retrospective commissions and increased retail sales.

The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended October 31,
(in thousands)	2015	2014	Change
Interest income and fees	$58,961	$52,142	$6,819
Insurance commissions	13,222	12,777	445
Other revenues	416	530	(114)
Finance charges and other revenues	$72,599	$65,449	$7,150

Interest income and fees of the credit segment increased over the prior year primarily driven by a 21.6% increase in the average balance of the portfolio. Portfolio interest income and fee yield on an annualized basis declined 110 basis points year-over-year primarily as a result of the introduction of 18- and 24-month equal-payment, no-interest finance programs beginning in October

2014 to certain higher credit quality borrowers, which we discount to present value upon origination, resulting in a reduction in sales and customer receivables, and the discount amount is amortized into finance charges and other revenues over the term of the contract at a lower rate than the average yield on the rest of the portfolio. Portfolio interest income and fee yield was also negatively impacted by higher provision for uncollectible interest and our discontinuation of charging customers certain payment fees.

The following table provides key portfolio performance information:

	Three Months Ended October 31,
(dollars in thousands)	2015	2014
Interest income and fees	$58,961	$52,142
Net charge-offs	(43,766)	(27,064)
Interest expense	(19,702)	(8,950)
Net portfolio yield	$(4,507)	$16,128
Average portfolio balance	$1,484,972	$1,220,935
Interest income and fee yield % (annualized)	15.8%	16.9%
Net charge-off % (annualized)	11.8%	8.9%

Cost of Goods and Service Parts Sold and Gross Margin

	Three Months Ended October 31,
(dollars in thousands)	2015	2014	Change
Cost of goods sold, including warehousing and occupancy costs	$186,807	$178,976	$7,831
Product gross margin percentage	36.3%	35.7%
Cost of service parts sold, including warehousing and occupancy costs	$1,463	$1,525	$(62)
Service gross margin percentage	57.9%	55.3%

Product gross margin increased 60 basis points for the three months ended October 31, 2015 from the same prior year period primarily due to a favorable shift in product mix, partially offset by unleveraged warehousing costs.

Delivery, Transportation and Handling Costs

	Three Months Ended October 31,
(dollars in thousands)	2015	2014	Change
Delivery, transportation and handling costs	$14,631	$13,216	$1,415
As a percent of retail product sales and repair service agreement commissions	4.6%	4.4%

The increase in delivery, transportation and handling costs as a percentage of product sales and repair service agreement commissions in the retail segment was primarily driven by higher costs as a result of the shift in product sales mix.

Selling, General and Administrative Expenses

	Three Months Ended October 31,
(dollars in thousands)	2015	2014	Change
Selling, general and administrative expenses:
Retail segment	$81,484	$73,220	$8,264
Credit segment	32,184	26,126	6,058
Selling, general and administrative expenses - Consolidated	$113,668	$99,346	$14,322
As a percent of total revenues	28.8%	26.8%

The SG&A increase in the retail segment was primarily due to the opening of new stores with higher sales-driven compensation and facility-related costs and, as a percent of segment revenues, resulted in an increase of 120 basis points as compared to the prior year period.

The increase in SG&A for the credit segment was driven by the addition of collections personnel to service the 21.6% year-over-year increase in the average customer portfolio balance and anticipated near-term portfolio growth. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the current period increased 10 basis points as compared to the prior year period due to the leverage achieved on a higher portfolio balance.

Provision for Bad Debts

	Three Months Ended October 31,
(dollars in thousands)	2015	2014	Change
Provision for bad debts:
Retail segment	$120	$54	$66
Credit segment	58,088	71,965	(13,877)
Provision for bad debts - Consolidated	$58,208	$72,019	$(13,811)
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	15.6%	23.6%

Provision for bad debts for the three months ended October 31, 2015 was $58.2 million, a decrease of $13.8 million from the same prior year period. The provision for bad debts for the three months ended October 31, 2014, included an adjustment due to expectations for higher charge-offs occurring at a faster pace than previously anticipated and the decision to pursue collection of past and future charged-off accounts internally rather than selling charged-off accounts to a third party. Key factors in determining the provision for bad debts for the three months ended October 31, 2015 included the following:

•	A 21.6% increase in the average receivable portfolio balance resulting from new store openings over the past 12 months;

•	A 15.9% increase in the balances originated during the quarter compared to the prior year quarter;

•	An increase of 20 basis points in the percentage of customer accounts receivable balances greater than 60 days delinquent to 10.2% at October 31, 2015 as compared to the prior year period; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $109.9 million, or 7.3% of the total portfolio balance, driving $3.8 million of additional provision for bad debts.

Charges and Credits

	Three Months Ended October 31,
(in thousands)	2015	2014	Change
Store and facility closure and relocation costs	$212	$(141)	$353
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	999	496	503
Executive management transition costs	1,329	—	1,329
	$2,540	$355	$2,185

During the three months ended October 31, 2015, we had costs associated with legal and professional fees related to our exploration of strategic alternatives (including our securitization transaction), our securities-related litigation, and transition costs due to changes in the executive management team. During the three months ended October 31, 2014, we recorded a net credit related to store closures and relocations due to the revision of estimated lease termination and other costs, and had costs associated with legal and professional fees related to our exploration of strategic alternatives and our class action litigation.

Interest Expense

Net interest expense for the three months ended October 31, 2015 increased $10.8 million from the prior year comparative period primarily reflecting the increase in outstanding debt and an increase in our effective interest rate due to the issued asset-backed notes by our consolidated VIE.

Loss on Extinguishment of Debt

During the three months ended October 31, 2015, we repurchased $23.0 million of face of value of the Senior Notes for $22.9 million, which resulted in a loss on extinguishment of $0.5 million, primarily due to the write-off of related deferred costs. Also, in connection with entering into the amended revolving credit facility, we wrote-off $0.9 million of debt issuance costs related to the previous revolving credit facility for lenders that did not continue to participate.

Provision for Income Taxes

	Three Months Ended October 31,
(dollars in thousands)	2015	2014	Change
Provision (benefit) for income taxes	$(732)	$(1,265)	$533
As a percent of income (loss) before income taxes	23.2%	29.2%

The decrease in the income tax rate for the three months ended October 31, 2015 was impacted by a higher portion of the tax from state margin taxes.

Nine months ended October 31, 2015 compared to nine months ended October 31, 2014

Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Nine Months Ended October 31,					%	Same store
(dollars in thousands)	2015	% of Total	2014	% of Total	Change	Change	% change
Furniture and mattress	$294,119	31.1%	$249,085	28.6%	$45,034	18.1%	6.8%
Home appliance	267,796	28.3	244,281	28.1	23,515	9.6	5.0
Consumer electronic	211,375	22.3	209,110	24.0	2,265	1.1	(4.9)
Home office	71,033	7.5	76,377	8.8	(5,344)	(7.0)	(11.8)
Other	14,164	1.5	17,672	2.0	(3,508)	(19.9)	(22.0)
Product sales	858,487	90.7	796,525	91.5	61,962	7.8	0.4
Repair service agreement commissions	77,590	8.2	64,042	7.4	13,548	21.2	5.9
Service revenues	9,982	1.1	9,952	1.1	30	0.3
Total net sales	$946,059	100.0%	$870,519	100.0%	$75,540	8.7%	1.0%

The following provides a summary of items impacting the performance of our product categories during the year compared to the prior year period:

•	Furniture unit volume increased 23.1%, partially offset by a 3.3% decrease in average selling price;

•	Mattress unit volume increased 25.3%, partially offset by a 5.7% decrease in average selling price;

•
Home appliance unit volume increased 13.0%, partially offset by a 2.7% decrease in average selling price. Refrigeration sales increased 9.8%, laundry sales increased 6.2%, and cooking sales increased by 14.0%;

•
Consumer electronic average selling price increased by 13.3%, partially offset by a 10.2% decrease in unit volume. Television sales increased 8.6% as average selling price increased 12.7%, partially offset by a 3.6% decrease in unit volume. Excluding the impact from exiting video game products and digital cameras, consumer electronics same store sales increased 1.0% with an increase in television same store sales of 1.9%;

•
Home office unit volume decreased 15.3%, partially offset by a 10.2% increase in average selling price. Excluding the impact from exiting certain tablets, home office same store sales decreased 0.8%; and

•	The increase in repair service agreement commissions was driven by improved program performance resulting in higher retrospective commissions and increased retail sales.

The following table provides the change of the components of finance charges and other revenues:

	Nine Months Ended October 31,
(in thousands)	2015	2014	Change
Interest income and fees	$171,763	$150,858	$20,905
Insurance commissions	37,313	35,753	1,560
Other revenues	1,224	1,340	(116)
Finance charges and other revenues	$210,300	$187,951	$22,349

Interest income and fees of the credit segment increased over the prior year level primarily driven by a 24.1% increase in the average balance of the portfolio. Portfolio interest income and fee yield on an annualized basis declined 150 basis points year-over-year primarily as a result of the introduction of 18- and 24-month equal-payment, no-interest finance programs beginning in October 2014 to certain higher credit quality borrowers, which we discount to present value upon origination, resulting in a reduction in sales and customer receivables, and the discount amount is amortized into finance charges and other revenues over the term of the contract at a lower rate than the average yield on the rest of the portfolio. Portfolio interest income and fee yield was also negatively impacted by higher provision for uncollectible interest and our discontinuation of charging customers certain payment fees.

The following table provides key portfolio performance information:

	Nine Months Ended October 31,
(dollars in thousands)	2015	2014
Interest income and fees	$171,763	$150,858
Net charge-offs	(126,980)	(76,812)
Interest expense	(39,185)	(19,921)
Net portfolio yield	$5,598	$54,125
Average portfolio balance	$1,424,317	$1,147,793
Interest income and fee yield % (annualized)	16.1%	17.6%
Net charge-off % (annualized)	11.9%	8.9%

Cost of Goods and Service Parts Sold and Gross Margin

	Nine Months Ended October 31,
(dollars in thousands)	2015	2014	Change
Cost of goods sold, including warehousing and occupancy costs	$547,403	$508,475	$38,928
Product gross margin percentage	36.2%	36.2%
Cost of service parts sold, including warehousing and occupancy costs	$4,325	$4,815	$(490)
Service gross margin percentage	56.7%	51.6%

Product gross margin was flat for the nine months ended October 31, 2015 as compared to the same prior year period primarily due to a favorable shift in product mix offset by unleveraged year to date warehousing costs.

Delivery, Transportation and Handling Costs

	Nine Months Ended October 31,
(dollars in thousands)	2015	2014	Change
Delivery, transportation and handling costs	$40,767	$38,543	$2,224
As a percent of retail product sales and repair service agreement commissions	4.4%	4.5%

The decrease in delivery, transportation and handling costs as a percentage of product sales and repair service agreement commissions in the retail segment was primarily driven by year over year efficiencies in delivery operations partially offset by higher costs as a result of the shift in product sales mix.

Selling, General and Administrative Expenses

	Nine Months Ended October 31,
(dollars in thousands)	2015	2014	Change
Selling, general and administrative expenses:
Retail segment	$226,394	$206,559	$19,835
Credit segment	87,781	74,967	12,814
Selling, general and administrative expenses - Consolidated	$314,175	$281,526	$32,649
As a percent of total revenues	27.2%	26.6%

The SG&A increase in the retail segment was primarily due to the opening of new stores with higher sales-driven compensation and facility-related costs and, as a percent of segment revenues, resulted in an increase of 20 basis points as compared to the prior year period.

The increase in SG&A for the credit segment was driven by the addition of collections personnel to service the 24.1% year-over-year increase in the average customer portfolio balance and anticipated near-term portfolio growth. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the current period decreased 50 basis points as compared to the prior year period due to the leverage achieved on a higher portfolio balance.

Provision for Bad Debts

	Nine Months Ended October 31,
(dollars in thousands)	2015	2014	Change
Provision for bad debts:
Retail segment	$513	$98	$415
Credit segment	156,884	133,764	23,120
Provision for bad debts - Consolidated	$157,397	$133,862	$23,535
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	14.7%	15.5%

The year-over-year increase in provision for bad debts for the nine months ended October 31, 2015 was impacted by the following:

•	A 24.1% increase in the average receivable portfolio balance resulting from new store openings and same store growth over the past 12 months;

•	A 21.7% increase in the balances originated during the year compared to the prior year comparative period;

•	An increase of 20 basis points in the percentage of customer accounts receivable balances greater than 60 days delinquent to 10.2% at October 31, 2015 as compared to the prior year period;

•	An increase in the proportion of new customers of the total customer portfolio balance compared to the prior year period; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $109.9 million, or 7.3% of the total portfolio balance, driving $16.6 million of the increase in provision for bad debts.

Charges and Credits

	Nine Months Ended October 31,
(in thousands)	2015	2014	Change
Store and facility closure and relocation costs	$637	$3,105	$(2,468)
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	2,206	496	1,710
Executive management transition costs	1,329	—	1,329
	$4,172	$3,601	$571

During the nine months ended October 31, 2015 and 2014, we have closed and relocated under-performing retail locations and have recorded the related charges. In connection with prior closures, we adjust the related lease obligations as more information becomes available. In addition, we had costs associated with legal and professional fees related to our exploration of strategic alternatives and our securities-related litigation. During the nine months ended October 31, 2015, we also had transition costs due to changes in the executive management team.

Interest Expense

Net interest expense for the nine months ended October 31, 2015 increased $19.3 million from the prior year comparative period primarily reflecting the increase in outstanding debt and an increase in our effective interest rate due to the issued asset-backed notes by our consolidated VIE and the issuance of the Senior Notes on July 1, 2014.

Loss on Extinguishment of Debt

During the nine months ended October 31, 2015, we repurchased $23.0 million of face of value of the Senior Notes for $22.9 million, which resulted in a loss on extinguishment of $0.5 million, primarily due to the write-off of related deferred costs. Also, in connection with entering into the amended revolving credit facility, we wrote-off $0.9 million of debt issuance costs related to the previous revolving credit facility for lenders that did not continue to participate.

Provision for Income Taxes

	Nine Months Ended October 31,
(dollars in thousands)	2015	2014	Change
Provision for income taxes	$17,774	$24,672	$(6,898)
As a percent of income before income taxes	37.4%	36.4%

The increase in the income tax rate for the nine months ended October 31, 2015 was impacted by a higher portion of the tax from state margin taxes.

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

We offer 12-month, no-interest finance programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest program period (grace periods are provided), the account does not qualify for the no-interest provision and the terms of the account revert back to those of the executed installment contract resulting in interest over the entire term. Interest income is recognized based on our historical experience related to customers that fail to satisfy the requirements of the programs. We also offer 18- and 24-month equal-payment, no-interest finance programs to certain higher credit quality borrowers, which are discounted to their present value at origination, resulting in a reduction in sales and customer receivables, and the discount amount is amortized into finance charges and other revenues over the term of the contract. If a customer is delinquent in making a scheduled monthly payment (grace periods are provided), the account begins accruing interest based on the contract rate from the date of the last payment made, which is a higher rate than the discount rate.

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

The following tables present, for comparison purposes, information about our managed portfolio (including securitized receivables transferred to the VIE and receivables not transferred to the VIE):

	As of October 31,
(dollars in thousands, except average outstanding customer balance)	2015	2014
Total customer portfolio balance	$1,501,674	$1,253,523
Weighted average credit score of outstanding balances	594	595
Number of active accounts	751,975	695,865
Weighted average months since origination of outstanding balance	8.9	8.7
Average outstanding customer balance	$2,370	$2,297
Percent of balances 60+ days past due to total customer portfolio balance (1)	10.2%	10.0%
Percent of re-aged balances to total customer portfolio balance (1)	14.0%	13.1%
Account balances re-aged more than six months	$58,502	$34,604
Percent of total allowance for bad debts to total outstanding customer portfolio balance	12.0%	10.6%
Percent of total customer portfolio balance represented by no-interest option receivables	36.2%	33.9%

	Three Months Ended October 31,		Nine Months Ended October 31,
(dollars in thousands, except average income of credit customer)	2015	2014	2015	2014
Total applications processed	306,749	313,663	911,346	874,911
Weighted average origination credit score of sales financed	613	608	615	607
Percent of total applications approved and utilized	42.2%	41.7%	43.8%	44.8%
Average down payment	3.1%	3.6%	3.5%	3.8%
Average income of credit customer at origination	$40,900	$40,700	$40,600	$39,800
Average total customer portfolio balance	$1,484,972	$1,220,935	$1,424,317	$1,147,793
Interest income and fee yield (annualized)	15.8%	16.9%	16.1%	17.6%
Percent of bad debt charge-offs, net of recoveries, to average total customer portfolio balance (annualized)	11.8%	8.9%	11.9%	8.9%
Weighted average monthly payment rate (2)	4.7%	4.9%	5.0%	5.2%
Provision for bad debts as a percentage of average total customer portfolio balance (annualized)	15.6%	23.6%	14.7%	15.5%
Percent of retail sales paid for by:
In-house financing, including down payment received	79.9%	77.3%	82.6%	77.2%
Third party financing	9.8%	11.4%	6.6%	11.9%
Third party rent-to-own options	4.1%	4.8%	4.4%	4.3%
	93.8%	93.5%	93.6%	93.4%

(1)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(2)	Average monthly gross cash payments as a percentage of average gross principal balances outstanding at the beginning of each month in the period.
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

Customer accounts receivable consisted of the following:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
(in thousands)	October 31, 2015	January 31, 2015	October 31, 2015	January 31, 2015	October 31, 2015	January 31, 2015
Customer accounts receivable	$1,391,795	$1,277,135	$122,040	$112,365	$100,937	$94,304
Restructured accounts	109,879	88,672	30,882	20,722	109,879	88,672
Total customer portfolio balance	1,501,674	1,365,807	$152,922	$133,087	$210,816	$182,976
Allowance for uncollectible accounts	(180,533)	(146,982)
Allowance for short-term, no-interest programs	(19,080)	(17,474)
Total customer accounts receivable, net	1,302,061	1,201,351
Short-term portion of customer accounts receivable, net	(706,934)	(643,094)
Long-term portion of customer accounts receivable, net	$595,127	$558,257
Securitized receivables held by the VIE	$1,142,259	$—	$152,136	$—	$204,670	$—
Receivables not held by the VIE	359,415	1,365,807	786	133,087	6,146	182,976
Total customer portfolio balance	$1,501,674	$1,365,807	$152,922	$133,087	$210,816	$182,976

(1)
Due to the fact that an account can become past due after having been re-aged, accounts could be represented as both past due and re-aged. As of October 31, 2015 and January 31, 2015, the amounts included within both past due and re-aged was $55.6 million and $44.9 million, respectively. As of October 31, 2015 and January 31, 2015, the total customer portfolio balance past due one day or greater was $357.8 million and $316.0 million, respectively. These amounts include the 60 days past due balances shown.

The following presents the activity in our balance in the allowance for doubtful accounts and uncollectible interest for customer receivables:

	Nine Months Ended October 31, 2015			Nine Months Ended October 31, 2014
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$118,786	$28,196	$146,982	$54,448	$17,353	$71,801
Provision (1)	146,587	37,710	184,297	131,806	21,903	153,709
Principal charge-offs (2)	(107,590)	(22,779)	(130,369)	(77,058)	(12,404)	(89,462)
Interest charge-offs	(19,613)	(4,153)	(23,766)	(13,807)	(2,223)	(16,030)
Recoveries (2)	2,797	592	3,389	10,896	1,754	12,650
Allowance at end of period	$140,967	$39,566	$180,533	$106,285	$26,383	$132,668
Average total customer portfolio balance	$1,325,324	$98,993	$1,424,317	$1,090,078	$57,715	$1,147,793

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest). Recoveries include principal collections of previously charged-off balances for both periods shown and proceeds received from selling charged off accounts to third parties during the nine months ended October 31, 2014 (we did not sell charged off accounts during the current fiscal year). Net charge-offs are calculated as the net of principal charge-offs and recoveries.

Our overall allowance for uncollectible accounts as a percentage of the total portfolio balance increased to 12.0% as of October 31, 2015 from 10.6% as of October 31, 2014. The year-over-year increase was impacted by the following:

•	A 24.1% increase in the average receivable portfolio balance resulting from new store openings and same store growth over the past 12 months;

•	A 21.7% increase in the balances originated during the year compared to the prior year comparative period;

•	An increase of 20 basis points in the percentage of customer accounts receivable balances greater than 60 days delinquent to 10.2% at October 31, 2015 as compared to the prior year period;

•	An increase in the proportion of new customers of the total customer portfolio balance compared to the prior year period; and

•	The balance of customer receivables accounted for as troubled debt restructurings increased to $109.9 million, or 7.3% of the total portfolio balance.

For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the outstanding portfolio balance rose from 9.0% as of October 31, 2014 to 10.1% as of October 31, 2015. The percentage of non-restructured accounts greater than 60 days past due decreased 10 basis points over the prior year to 8.8% as of October 31, 2015. We expect delinquency levels and charge-offs to remain elevated over the short-term. The increase in delinquency and changes in expectations for customer performance and cash recoveries on charged-off accounts were reflected in our projection models, resulting in an increase in the level of losses we expected to realize over the next twelve months.

For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 35.9% as of October 31, 2014 as compared to 36.0% as of October 31, 2015.

The percent of bad debt charge-offs (net of recoveries) to average portfolio balance was 8.9% for the three months ended October 31, 2014 compared to 11.8% for the three months ended October 31, 2015. The increase was primarily due to the higher level of delinquency experienced over the past twelve months.

As of October 31, 2015 and 2014, balances under no-interest programs were $543.2 million and $425.3 million, respectively. Amounts financed under these programs increased to 36.2% of the total portfolio balance as of October 31, 2015 from 33.9% as of October 31, 2014 due to the addition of the 18- and 24-month programs in October 2014. If the proportion of accounts financed under no-interest programs increases, the overall yield recognized on the average customer receivable balance will decline. Conversely, a decline in the proportion of accounts financed under no-interest programs will generally result in an increase in the overall yield recognized. The allowance for no-interest programs represents the portion of the accrued interest reported within customer accounts receivable at the end of each period which is not expected to be realized due to customers satisfying the requirements of the interest-free programs and is based on historical experience. The allowance for no-interest credit programs decreased from 3.6% of the balance outstanding as of October 31, 2014 to 3.5% as of October 31, 2015.

Historical Static Loss Table

The following static loss analysis presents the cumulative percentage of balances charged off, based on the year the credit account was originated and the period the balance was charged off, for our total managed portfolio (including securitized receivables transferred to the VIE and receivables not transferred to the VIE). The percentage computed below is calculated by dividing the cumulative net amount charged off since origination by the total balance of accounts originated during the applicable fiscal year. The net charge-off was determined by estimating, on a pro-rata basis, the amount of the recoveries received during a period that was allocable to the applicable origination period. As a result of our decision to pursue collections of past and future charged-off accounts internally rather than selling charged off accounts to a third-party, the recoveries received will happen later and the static loss rates will be higher than historical experience for the years prior to reaching terminal. For example, if our recoveries in the fourth quarter of fiscal 2015 and year-to-date fiscal 2016 were similar to the first three quarters of fiscal 2015, our static loss rates for each vintage year would be lower by 20 to 80 basis points.

	October 31, 2015
	Balance	% of Balance	Cumulative Loss Rate as a % of Balance Originated (1)
Fiscal Year	Outstanding	Originated	Years from Origination
of Origination	(millions)	Outstanding	—	1	2	3	Terminal (2)
2006			0.3%	1.9%	3.6%	4.8%	5.8%
2007			0.2%	1.7%	3.5%	4.8%	5.7%
2008			0.2%	1.8%	3.6%	5.1%	5.9%
2009			0.2%	2.1%	4.6%	6.1%	6.6%
2010			0.2%	2.4%	4.6%	6.0%	6.0%
2011	$0.2	—%	0.4%	2.6%	5.2%	6.0%	6.0%
2012	$0.9	0.2%	0.2%	3.2%	5.9%	6.6%	6.8%
2013	$5.6	0.8%	0.4%	5.5%	8.3%	9.1%
2014	$97.1	9.0%	0.9%	8.1%	12.0%
2015	$487.0	37.0%	1.1%	6.9%

(1)
The loss rates for balances originated in fiscal years after fiscal year 2012 may not be comparable to those for balances originated in earlier years as changes made to our collections policies during fiscal 2012 resulted in accounts charging off earlier than in prior periods. The most recent percentages in years from origination 1 through 3 include loss data through October 31, 2015, and are not comparable to prior fiscal year accumulated net charge-off percentages in the same column.

(2)	The terminal loss percentage presented represents the point at which that pool of loans has reached its maximum loss rate.

Liquidity and Capital Resources

We require liquidity and capital resources to finance our operations and future growth as we add new stores and markets to our operations, which in turn requires additional working capital for increased customer receivables and inventory. We generally finance our operations primarily through a combination of cash flow generated from operations and the use of our revolving credit facility. In September 2015, we securitized $1.4 billion of customer accounts receivables by transferring the receivables to a bankruptcy-remote variable-interest entity (the "VIE"). The VIE issued asset-backed notes at a face amount of $1.12 billion secured by the transferred customer accounts receivables, which resulted in net proceeds to us of approximately $1.08 billion, net of transaction costs and restricted cash held by the VIE. The net proceeds were used to pay down the entire balance on our previous revolving credit facility, to repurchase shares of the Company's common stock and Senior Notes, and for other general corporate purposes. We currently hold the residual equity of the VIE, which we are in the process of selling. We may elect to retain all or a portion of the residual equity of the VIE if that is determined to be in our best economic interest. We also plan to execute periodic securitizations of future originated customer loans.

Under the terms of the securitization transaction, the customer receivable principal and interest payment cash flows will go first to the servicer and the holders of the securitization notes, and then to the residual equity holder. We retain the servicing of the securitized portfolio and are receiving a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables, and we currently hold all of the residual equity. In addition, we will retain, rather than the VIE, all credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charged-offs of the securitized receivables, which will continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as we consolidate the VIE.

On September 9, 2015, we announced that the Board of Directors of the Company ("Board of Directors") authorized a repurchase program of up to an aggregate of $75.0 million of (i) shares of the Company's outstanding common stock; (ii) 7.250% Senior Notes Due 2022 (the "Senior Notes"); or (iii) a combination thereof. During the three months ended October 31, 2015, we purchased 1.9 million shares of common stock, using $51.6 million of the $75.0 million repurchase authorization. Additionally, we utilized $22.9 million of the repurchase authorization to acquire $23.0 million of face of value of our senior notes. As a result of the bond repurchases, we had a loss on extinguishment of approximately $0.5 million, primarily due to the write-off of related deferred costs.

On November 2, 2015, we announced that the the Board of Directors authorized an additional $100.0 million towards the repurchase program for purchase of shares of the Company's outstanding common stock, Senior Notes, or a combination thereof. Subsequent to October 31, 2015, we purchased 3.3 million additional shares of common stock, using $80.6 million of the $100.0 million repurchase authorization. Common stock repurchases may be made from time to time on the open market or through privately negotiated transactions, at management’s discretion, based on market and business conditions. We have no obligation to repurchase shares under the authorization, and the timing and value of the shares that are repurchased will be at the discretion of management and will depend on a number of factors, including the price of the Company's common stock. We may suspend or discontinue repurchases at any time without notice.

We believe, based on our current projections, that we have sufficient sources of liquidity to fund our operations, store expansion and updating activities, capital programs, and repurchases of any outstanding shares of common stock and Senior Notes for at least the next twelve months.

Operating cash flow activities. During the nine months ended October 31, 2015, net cash used in operating activities was $65.3 million as compared to $126.8 million during the prior-year period. The decrease in net cash used in operating activities was primarily driven by a higher net income when adjusted for non-cash activity, including the increase in the provision for bad debts and uncollectible interest, changes in deferred income taxes, and the increase in amortization of debt issuance costs, as well as improvements from our working capital.

Investing cash flow activities. Net cash used in investing activities was $41.1 million for the nine months ended October 31, 2015 as compared to $33.7 million for the nine months ended October 31, 2014. Purchases of property and equipment decreased year-over-year related to the timing of construction activities for new stores, as well as store remodels and relocations. The current year period included a sale of one owned property whereas the prior year period included the sale of three owned properties.

Financing cash flow activities. For the nine months ended October 31, 2015, net cash provided by financing activities was $203.2 million as compared to $160.5 million during the nine months ended October 31, 2014. During the nine months ended October 31, 2015, the consolidated VIE issued asset-backed notes resulting in net proceeds to us of approximately $1.08 billion, net of transaction costs and restricted cash held by the VIE. The net proceeds were used to pay down the entire balance on our previous revolving credit facility and to repurchase the Company's common stock and Senior Notes. Related to the VIE, we held $97.9 million in restricted cash (see below for additional details on changes to our capital structure). During the nine months ended October 31, 2014, we issued Senior Notes and received net proceeds of $243.4 million, which was used to pay down outstanding balances under our previous revolving credit facility.

Senior Notes. On July 1, 2014, we issued $250.0 million of unsecured Senior Notes bearing interest at 7.250%, pursuant to an indenture dated July 1, 2014 (the "Indenture") among Conn’s, Inc., its subsidiary guarantors (the "Guarantors") and U.S. Bank National Association, as trustee. The effective interest rate of the Senior Notes after giving effect to offering fees and debt discount is 7.8%.

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

On April 24, 2015, the SEC declared effective the Company’s registration statement on Form S-4 pursuant to which we exchanged the Senior Notes for an equivalent amount of 7.250% Senior Notes due July 2022 that are registered under the Securities Act of 1933, as amended (the "Exchange Notes").  The exchange offer was completed on June 1, 2015, and all of the outstanding Senior Notes were tendered in exchange for the Exchange Notes. The terms of the Exchange Notes are substantially identical to the Senior Notes.

During the three months ended October 31, 2015, we repurchased $23.0 million of face of value of the Senior Notes for $22.9 million. As a result of the bond repurchases, we had a loss on extinguishment of $0.5 million, primarily due to the write-off of related deferred costs.

In October 2015, the Company, the Guarantors and U.S. Bank National Association, as trustee, adopted, with the consent of the holders of a majority in the outstanding principal amount of the Senior Notes, the Second Supplemental Indenture (the "Supplemental Indenture"). Pursuant to the Supplemental Indenture, the Indenture was amended to extend, from May 1, 2014 to November 1, 2015, the beginning of the accounting period from which consolidated net income is calculated for purposes of determining the size of the "restricted payment basket" exception to the restricted payments limitation and to increase, from $75.0 million to $375.0 million, the dollar threshold exception to the restricted payments limitation. In November 2015, we paid approximately $3.8 million as an aggregate consent fee to the consenting holders of the Senior Notes. Such fee will be amortized over the remaining life of the Senior Notes.

Asset-backed Notes. In September 2015, the VIE issued asset-backed notes at a face amount of $1.12 billion secured by the transferred customer accounts receivables and restricted cash held by the VIE, which resulted in net proceeds to us of approximately $1.08 billion, net of transaction costs and restricted cash held by the VIE. The net proceeds were used to pay down the entire balance on our previous revolving credit facility, to repurchase shares of the Company's common stock and Senior Notes, and for other general corporate purposes. The asset-backed notes consist of the following securities:

•
Asset-backed Fixed Rate Notes, Class A, Series 2015-A ("Class A Notes") in aggregate principal amount of $952.1 million that bear interest at a fixed annual rate of 4.565% and mature on September 15, 2020. The effective interest rate of the Class A Notes after giving effect to offering fees is 7.5%.

•
Asset-backed Fixed Rate Notes, Class B, Series 2015-A ("Class B Notes") in aggregate principal amount of $165.9 million that bear interest at a fixed annual rate of 8.500% and mature on September 15, 2020. The effective interest rate of the Class B Notes after giving effect to offering fees is 13.3%.

The Class A Notes and Class B Notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act. If an event of default were to occur under the indenture that governs the Class A Notes and Class B Notes, the payment of the outstanding amounts will be accelerated, in which event the cash proceeds of the receivables that otherwise might be released to the residual equity holder would instead be directed entirely toward repayment of the Class A Notes and Class B Notes. The holders of the Class A Notes and Class B Notes have no recourse to assets outside of the VIE. Events of default include, but are not limited to, failure to make required payments on the notes or specified bankruptcy-related events.

Revolving Credit Facility. On October 30, 2015, Conn's, Inc. and certain of its subsidiaries (the "Borrowers") entered into the Third Amended and Restated Loan and Security Agreement with certain lenders, that provides for an $810.0 million asset-based revolving credit facility (the "revolving credit facility") under which availability is subject to a borrowing base. The amended revolving credit facility resulted in various changes, including:

•	An extension of the maturity date from November 25, 2017 to October 30, 2018;

•	An increase in the maximum total leverage ratio covenant (ratio of total liabilities less the sum of qualified cash and ABS qualified cash to tangible net worth) from 2.0x to 4.0x;

•
The addition of a new maximum "ABS excluded" leverage ratio covenant (ratio of total liabilities (excluding liabilities of the consolidated VIE and other permitted securitization transactions) less qualified cash to tangible net worth) of 2.0x;

•	The replacement of the fixed charge coverage ratio covenant with a minimum interest coverage ratio covenant of 2.0x beginning with our fourth quarter of fiscal 2016;

•	A reduction in the maximum accounts receivable advance rate from 80% to 75%;

•	The inclusion of a fourth quarter seasonal step-down in the cash recovery covenant from 4.5% to 4.25%;

•	An increase to the maximum inventory component of the borrowing base from $100.0 million to $175.0 million;

•	Modifications of the conditions for repurchases of the Company’s common stock, including changes in the liquidity test and the elimination of the fixed charge coverage ratio test;

•	The inclusion of a new liquidity test for repurchases and redemptions of our debt; and

•
Modifications to our ability to effect future securitizations of our customer receivables portfolio, including removing the consent rights of the lenders and establishing set criteria for permitted securitizations.

In connection with entering into the amended revolving credit facility, we wrote-off $0.9 million of debt issuance costs related to the previous revolving credit facility related to lenders that did not continue to participate. Also, we deferred $3.0 million of debt issuance costs, which will be amortized over the remaining term of the amended revolving credit facility along with the debt issuance costs remaining from the previous revolving credit facility.

Loans under the amended revolving credit facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.00% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.50% to 2.00% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greater of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that are available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the outstanding balance and letters of credit of the revolving credit facility.

The amended revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIE. As of October 31, 2015, we had immediately available borrowing capacity of $269.5 million under our revolving credit facility, net of standby letters of credit issued of $1.1 million.

The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.

Debt covenants. We were in compliance with our debt covenants at October 31, 2015. A summary of the significant financial covenants that govern our revolving credit facility compared to our actual compliance status at October 31, 2015 is presented below:

	Actual	Required Minimum/ Maximum
Leverage Ratio must not exceed maximum	1.96 to 1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.65 to 1.00	2.00:1.00
Cash Recovery Percent must exceed stated amount	4.73%	4.50%
Capital Expenditures, net, must not exceed maximum	$27.7 million	$75.0 million

All capitalized terms in the above table are defined by the revolving credit facility, as amended, and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for the Cash Recovery Percent, which is calculated monthly on a trailing three-month basis, and Capital Expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter. The revolving credit facility is a significant factor relative to our ongoing liquidity and our ability to meet the cash needs associated with the growth of our business. Our inability to use this facility because of a failure to comply with its covenants would adversely affect our business operations.

Capital expenditures. We lease all of our stores, and our plans for future store locations include primarily leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.0 million and $1.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.5 million and $1.0 million per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationship and funding sources and alternatives for new stores, which may include "sale-leaseback" or direct

"purchase-lease" programs, as well as other funding sources for our purchase and construction of those projects. If we are successful in these relationship developments, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores, but could include full ownership. During the nine months ended October 31, 2015, we opened 13 new stores and we plan to open 15 to 18 new stores for all of fiscal year 2016. Our anticipated capital expenditures for fiscal year 2016 are between $15.0 million and $25.0 million, net of tenant improvement allowances to be received and proceeds from the sale of property.

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

Off-Balance Sheet Liabilities and Other Contractual Obligations

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of October 31, 2015:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt, including estimated interest payments:
Senior Notes	337,402	16,457	32,915	32,915	255,115
Class A Notes (1)	938,609	35,048	70,096	833,465	—
Class B Notes (1)	234,645	14,102	28,203	192,340	—
Other debt	2,667	844	1,342	481	—
Operating leases:
Real estate	412,216	48,257	94,248	89,844	179,867
Equipment	4,716	1,941	2,648	127	—
Contractual commitments (2)	164,358	163,001	1,357	—	—
Total	$2,094,613	$279,650	$230,809	$1,149,172	$434,982

(1)
The payments due by period for Class A Notes and Class B Notes were based on the maturity date of September 15, 2020 at their respective fixed annual interest rate. Actual principal and interest payments will be provided based on the proceeds from the securitized customer accounts receivables.

(2)
Contractual commitments primarily includes commitments to purchase inventory of $113.2 million and capital expenditures of $43.8 million, with the remaining relating to commitments for advertising and other services. The timing of the payments is subject to change based upon actual receipt and the terms of payment with the vendor.

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

Recent Accounting Pronouncements

The information related to recent accounting pronouncements as set forth in Note 1, Summary of Significant Accounting Policies, of the Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Loans under the revolving credit facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.00% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.50% to 2.00% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greater of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our quarterly average net availability under the borrowing base and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the revolving credit facility. As of October 31, 2015, we did not have borrowings under our revolving credit facility and, consequently, did not have any material exposure to interest rate market risks at the end of this period. However, any future borrowings under our revolving credit facility will be at a variable rate of interest and we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates.

For additional information regarding quantitative and qualitative market risks, as updated by the preceding paragraphs, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Based on management's evaluation (with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO")), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

For the quarter ended October 31, 2015, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 7, Contingencies, of the Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results. We have added and updated the following risk factors to reflect changes during the nine months ended October 31, we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the Securities and Exchange Commission. Other risks that we face are more fully described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission. Additional risks and uncertainties that currently are unknown or deemed immaterial may also adversely affect the business, financial condition, or results of operations.

Securitization markets have undergone significant periods of significant dislocation and we might not be able to access the securitization market for capital in the future. In September 2015, for the first time in several years, we completed a securitization transaction that involved the issuance of asset-backed notes secured by customer accounts receivables of $1.4 billion. The significant recession in 2009 and events in the securitization markets, as well as the debt markets and the economy generally, caused significant dislocations, lack of liquidity in the market for asset-backed securities, as well as a severe disruption in the wider global financial markets, including a significant reduction of investor demand for, and purchases of, asset-backed securities and structured financial products. Disruptions on the securitization market could preclude our ability to use securitization as a financing source or could render it an inefficient source of financing making us more dependent on alternative sourcing of financing that might not be as favorable as securitizations in otherwise favorable markets.

Securitization structures are subject to an evolving regulatory environment that may affect the availability and attractiveness of this financing option. In the United States, following the financial crisis, there has been increased political and regulatory scrutiny of the asset-backed securities industry. This has resulted in increased regulation that are currently at various stages of implementation and which may have an adverse impact on the regulatory capital charge to certain investors in securitization exposures and the incentives for certain investors to hold asset-backed securities, and may thereby affect the liquidity of such securities. Any of these could limit our access to securitization as a source of financing. This increased regulation could also alter the structure of securitizations in and could pose risks to our participation in any securitizations or could reduce or eliminate the economic incentives of participating in securitizations.

An increase in interest rates, a decrease in our credit sales or a decline in credit quality could lead to a decrease in our product sales and profitability. A large portion of our credit portfolio is to customers considered to be sub-prime borrowers, who have limited credit history, low income or past credit problems. Entering into credit arrangements with such customers entail a higher risk of customer default, higher delinquency rates and higher losses than extending credit to more credit worthy customers. While we believe that our pricing and the underwriting criteria and collection methods we employ enable us to manage the higher risks inherent in issuing credit with sub-prime customers, no assurance can be given that such pricing, criteria and methods will afford adequate protection against such risks. We have experienced volatility in delinquency and charge-off rates on our credit contracts. Payments on some of our credit accounts become delinquent from time to time, and some accounts end up in default, due to several factors, such as general and local economic conditions, including the impact of rising interest rates and unemployment rates. As we continue to expand into new markets, we will obtain new credit accounts that may present a higher risk than our existing credit accounts since new credit customers do not have an established credit history with us.

If we are required to reduce the amount of credit we grant to our customers, we most likely would sell fewer products, which could result in our financial condition, operating results and cash flows to be materially adversely affected. Further, because a significant number of our credit account payments received are delivered to one of our store locations, any decrease in credit sales could reduce traffic in our stores and result in lower revenues. A decline in the credit quality of our credit accounts could also cause an increase in our credit losses, which would result in an adverse effect on our earnings. A decline in credit quality could also lead to stricter underwriting criteria which could have a negative impact on net sales.

We maintain an allowance for doubtful accounts on our customer accounts receivables. If the allowance for doubtful accounts is inadequate, we would recognize the losses in excess of the allowance and our results of operations could be materially adversely affected.

We have significant future capital needs and the inability to access the capital markets may materially adversely affect our business and expansion plans. We generally finance our operations primarily through a combination of cash flow generated from operations, the use of our revolving credit facility, and securitizations of customer receivables. Our ability to raise additional capital through expansion of our revolving credit facility, future securitization transactions or other debt or equity transactions, and do so on economically favorable terms, depends in large part on factors that are beyond our control, including:

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

If adequate capital and funds are not available at the time we need capital, we may have to curtail future growth, which could materially adversely affect our business, financial condition, operating results or cash flow. The ultimate amount of capital expenditures needed will be dependent on, among other factors, the availability of capital to fund new store openings and customer receivable portfolio growth.

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

We have in the past, and may again in the future, access the debt or other capital markets to refinance existing debt obligations and to obtain capital to finance growth. Our future access to the capital markets could become restricted due to a variety of factors, including a deterioration of our earnings, cash flows, balance sheet quality, regulatory restrictions or overall business or industry prospects, a significant deterioration in the state of the capital markets or a negative bias toward our industry by market participants. In addition, we may elect to issue securities for which we may seek to obtain a rating from a rating agency. It is possible, however, that one or more rating agencies might independently determine to assign a rating to any of our issued debt securities. If any ratings are assigned to any of our debt, the asset-backed notes or other securities or with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, whether as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. Inability to access the credit markets on acceptable terms, if at all, could have a material adverse effect on our financial condition.

If we are not able to comply with our covenants, we may not have the funds necessary to pay all of our indebtedness that could become due. Our covenants contain a number of restrictions that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. In addition, we must maintain compliance with certain financial covenants. Our ability to meet those financial covenants can be affected by events beyond our control, and we may be unable to meet them.

A breach of the covenants could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-default provision applies. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we may not have sufficient funds to repay that indebtedness.

These restrictions may affect our ability to execute our growth strategy. In addition, our financial results, our significant indebtedness and our credit ratings could materially adversely affect the availability and terms of our financing.

We cannot assure our stockholders that stock repurchases will enhance long-term stockholder value, and stock repurchases, if any, could affect the price of our common stock and increase volatility and any suspension or termination of stock repurchases may result in a decrease in the trading price of our common stock. Our Board of Directors has authorized a repurchase program that includes the repurchase of shares of our common stock and may authorize additional stock repurchase programs in the future. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, an assessment by management and our Board of Directors of cash availability and market conditions. Repurchases may be suspended or discontinued at any time without prior notice. Repurchases could affect the price of our common stock and increase its volatility. The existence of any stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases would enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Additionally, stock repurchases will diminish our cash reserves and could impact our ability to finance future growth and service our indebtedness. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although stock repurchase programs are intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness.

Our corporate actions may be substantially controlled by our principal stockholders and affiliated entities. Luxor Capital Group, L.P, Stephens Inc., The Stephens Group, LLC, Anchorage Capital Group ("Anchorage"), LLC, Greenlight Capital, Inc., Morgan Stanley, Citadel Advisors LLC, and Susquehanna Securities (together with each of their respective affiliates), each own more than 5% or more of our outstanding shares of common stock, and beneficially own, in the aggregate, a majority of our outstanding shares of common stock. Additionally, we have granted a waiver of the applicability of the provisions of Section 203 to Anchorage such that Anchorage may increase its position in our common stock up to 7,870,657 shares of our common stock without being subject to Section 203’s restrictions on business combinations. The concentration of ownership of our shares of common stock by the relatively small number of hedge funds and investors may:

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2015, share repurchase activity under our share repurchase program was as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
August 1 through August 31, 2015	—	$—	—	$—
September 1 through September 30, 2015	1,929,957	$26.75	1,929,957	$23,368
October 1 through October 30, 2015	—	$—	—	$461
Total	1,929,957	$26.75	1,929,957

On September 9, 2015, we announced that the Board of Directors of the Company ("Board of Directors") authorized a repurchase program of up to an aggregate of $75.0 million of (i) shares of the Company's outstanding common stock; (ii) 7.250% Senior Notes Due 2022 (the "Senior Notes"); or (iii) a combination thereof. During the three months ended October 31, 2015, we purchased 1.9 million shares of common stock, using $51.6 million of the $75.0 million repurchase authorization. Additionally, we utilized $22.9 million of the repurchase authorization to acquire $23.0 million of face of value of our senior notes.

On November 2, 2015, we announced that the the Board of Directors authorized an additional $100.0 million towards the repurchase program for purchase of shares of the Company's outstanding common stock, Senior Notes, or a combination thereof. Subsequent to October 31, 2015, we purchased 3.3 million additional shares of common stock, using $80.6 million of the $100.0 million repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

Adoption of Executive Severance Plan

On December 2, 2015, the Board of Directors, upon the recommendation of the Compensation Committee (the "Committee"), adopted and approved an Executive Severance Plan for senior officers (the "Severance Plan").

Participation in the Severance Plan is limited to vice presidents of the Company or higher, and other employees who are designated by the Committee, provided that no person or officer who is otherwise party to an individual agreement with the Company providing for severance benefits may be a participant in the Severance Plan.

Under the Severance Plan, eligible Severance Plan participants are entitled to receive a cash severance benefit equal to 50% of such participant’s annual base salary if the individual is terminated for any reason other than (i) resignation from employment, (ii) Cause (as defined in the Severance Plan), (iii) death or (iv) Disability (as defined in the Severance Plan). Such benefit is to be paid in substantially equal installments on the Company’s regularly scheduled payroll dates for the six months following the participant’s termination (the "Severance Period"). In addition to the cash severance payment, participants (and their eligible dependents) will also be entitled to receive continued coverage under the Company’s group health plan during the Severance Period at the same cost paid by active employees.

Participants are not required to mitigate amounts of payments by seeking employment or otherwise, and payments under the Severance Plan will not be offset by amounts payable from new employment. However, eligibility to receive severance benefits is contingent upon the participant executing a release agreement that includes a general release of claims against the Company and its affiliates.

The Severance Plan may be amended or terminated by the Committee at any time; provided, however, that (i) no amendment materially adverse to any Severance Plan participant will be effective without such participant’s written consent until one year after its adoption, and (ii) termination of the Severance Plan will not be effective until one year following Committee or other corporate action authorizing termination of the Severance Plan.

The following description of the Severance Plan is qualified in its entirety by the full text of the plan, a copy of which is attached hereto and filed herewith as Exhibit 10.14, and incorporated by reference herein.

ITEM 6.	EXHIBITS

The exhibits required to be furnished pursuant to Item 6 of Form 10-Q are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN’S, INC.

Date:	December 8, 2015

By:	/s/ Thomas R. Moran
Thomas R. Moran
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1
Certificate of Incorporation of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Conn’s, Inc. Form 10-Q for the quarterly period ended April 30, 2012 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn’s, Inc. Certificate of Incorporation (as corrected December 31, 2013) (incorporated herein by reference to Exhibit 3.1.3 to Conn’s, Inc. Form 10-K for the annual period ended January 31, 2014 (File No. 000-50421) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn’s, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Conn’s, Inc. Form 10-Q for the fiscal period ended April 30, 2014 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 2, 2014)

3.1.5
Certificate of Designations of Series A Junior Participating Preferred Stock of Conn’s, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on October 6, 2014)

3.1.6
Certificate of Elimination of Certificate of Designations of Series A Junior Participating Preferred Stock of Conn's Inc., dated September 10, 2015 (incorporated herein by reference to Exhibit 3.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on September 11, 2015)

3.2
Amended and Restated Bylaws of Conn’s, Inc. effective as of December 3, 2013 (incorporated herein by reference to Exhibit 3.2 to Conn’s, Inc. Form 10-Q for the quarter ended October 31, 2013 (File No. 000-50421) as filed with the Securities and Exchange Commission on December 6, 2013)

4.1
Rights Agreement, dated as of October 6, 2014, by and between Conn’s, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on October 6, 2014)

4.2
First Amendment, dated September 10, 2015, to Rights Agreement, dated as of October 6, 2014, by and between Conn's, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated herein by reference to Exhibit 4.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on September 11, 2015)

4.3
Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to Conn's, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

4.4
Base Indenture, dated as of September 10, 2015 by and between Conn’s Receivables Funding 2015-A, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.2 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on September 11, 2015)

4.5
Series 2015-A Supplement to the Base Indenture, dated as of September 10, 2015, by and between Conn’s Receivables Funding 2015-A, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.3 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on September 11, 2015)

10.1
Note Purchase Agreement, dated September 10, 2015, by and among Conn's, Inc., Conn’s Receivables Funding 2015-A, LLC, Conn Appliances, Inc. and Credit Suisse Securities (USA) LLC, as initial purchaser (incorporated herein by reference to Exhibit 1.1 to Conn’s, Inc. Current Report on Form 8-K (Global: File No. 001-34956) filed with the Securities and Exchange Commission on September 11, 2015)

10.2
First Receivables Purchase Agreement, dated September 10, 2015, by and between Conn Credit I, L.P. and Conn Appliances Receivables Funding, LLC (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on September 11, 2015)

10.3
Second Receivables Purchase Agreement, dated September 10, 2015, by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2015-A Trust (incorporated herein by reference to Exhibit 10.2 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on September 11, 2015)

Exhibit Number	Description of Document
10.4
Purchase and Sale Agreement, dated September 10, 2015, by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables Funding 2015-A Trust (incorporated herein by reference to Exhibit 10.3 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on September 11, 2015)

10.5
Servicing Agreement, dated as of September 10, 2015, among Conn’s Receivables Funding 2015-A, LLC, Conn’s Receivables 2015-A Trust, Conn Appliances, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.4 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on September 11, 2015)

10.6
Third Amendment, dated September 4, 2015, to Second Amended and Restated Loan and Security Agreement, dated September 26, 2012, by and among Conn's, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on September 9, 2015)

10.7
Third Amended and Restated Loan and Security Agreement, dated October 30, 2015, by and among Conn's, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on November 2, 2015)

10.8
Omnibus Amendment and Reaffirmation of Existing Ancillary Documents, dated as of October 30, 2015, by and among Conn's, Inc., Conn Appliances, Inc., Conn Credit I, LP, and Conn Credit Corporation, Inc., the guarantors party thereto and Bank of America, N.A., in its capacity as agent for lenders
(incorporated herein by reference to Exhibit 10.2 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on November 2, 2015)

10.9*	First Supplemental Indenture, dated September 10, 2015, by and among Conn's, Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee
10.10
Second Supplemental Indenture, dated October 30, 2015, by and among Conn's, Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 10.3 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on November 2, 2015)

10.11
Executive Severance Agreement by and between Conn's, Inc. and Norman Miller, dated as of September 7, 2015 (incorporated herein by reference to Exhibit 10.2 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on September 9, 2015)

10.12
Transition Letter, dated September 7, 2015, by and between Conn's, Inc. and Theodore M. Wright (incorporated herein by reference to Exhibit 10.3 to Conn’s, Inc. Current Report on Form 8-K (File No. 000-50421) filed with the Securities and Exchange Commission on September 9, 2015)

10.13*	Letter Agreement, dated October 23, 2015, by and between Conn's, Inc. and Anchorage Capital Group, L.L.C.
10.14*	Executive Severance Plan
31.1*	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1*	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer)
101*
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2016, filed with the SEC on December 8, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at October 31, 2015 and January 31, 2015 and, (ii) the consolidated statements of operations for the three months ended October 31, 2015 and 2014, (iii) the consolidated statements of comprehensive income for the three months ended October 31, 2015 and 2014, (iv) the consolidated statements of cash flows for the three months ended October 31, 2015 and 2014 and (v) the notes to consolidated financial statements

* Filed herewith