Form 10-K
period 2016-01-31
CONNS INC
filed 2016-03-29
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2016
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from to .
Commission File Number 001-34956
CONN'S, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4055 Technology Forest Blvd, Suite 210, The Woodlands, TX	77381
(Address of principal executive offices)	(Zip Code)
 Registrant's telephone number, including area code:  (936) 230-5899
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2015, was $989.7 million based on the closing price of the registrant's common stock as reported on the NASDAQ Global Select Market, on such date.
There were 30,657,872 shares of common stock, $0.01 par value per share, outstanding on March 23, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Conn's definitive proxy statement for its 2016 Annual Meeting of Stockholders, to be filed by Conn's with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after January 31, 2016.

CONN'S INC. AND SUBSIDIARIES

FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2016

This Annual Report on Form 10-K includes our trademarks such as "Conn's," "Conn's HomePlus," "YES Money," "YE$ Money," and our logos, which are protected under applicable intellectual property laws and are the property of Conn's, Inc. This report also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.

Unless the context otherwise indicates, references to "Conn's," the "Company," "we," "us," and "our" refer to the consolidated business operations of Conn's, Inc., its consolidated VIEs, and its wholly-owned subsidiaries.

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
Company Overview
Conn's is a leading specialty retailer that offers a broad selection of quality, branded durable consumer goods and related services in addition to a proprietary credit solution for its core credit constrained consumers. We operate an integrated and scalable business through our retail stores and website. Our complementary product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit offering provides financing solutions to a large, under-served population of credit constrained consumers who typically have limited banking options. We provide customers the opportunity to comparison shop across brands with confidence in our competitive prices as well as affordable monthly payment options, next day delivery and installation in the majority of our markets, and product repair service. We believe our large, attractively merchandised stores and credit solutions offer a distinctive shopping experience compared to other retailers that target our core customer demographic.
Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.
We operate two reportable segments: retail and credit. Information regarding segment performance is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8. in Note 16, Segment Information, of the Consolidated Financial Statements of this Annual Report on Form 10-K.
Retail Segment. We began as a small plumbing and heating business in 1890 and started selling home appliances to the retail market in 1937 through one store located in Beaumont, Texas. As of January 31, 2016, we operated 103 retail stores located in 12 states. Our stores typically range in size from 25,000 to 50,000 square feet and are predominantly located in areas densely populated by our core customer and are typically anchor stores in strip malls.
We utilize a merchandising strategy that offers approximately 3,000 quality, branded products across a wide range of price points. This wide selection allows us to offer products and price points that appeal to the majority of our core consumers. Our primary retail product categories include:

•
Furniture and mattress, including furniture and related accessories for the living room, dining room and bedroom, as well as both traditional and specialty mattresses. We offer such brands as Franklin, Catnapper, Serta, Sealy, and Tempur-Pedic.

•	Home appliance, including refrigerators, freezers, washers, dryers, dishwashers and ranges. We offer such brands as Samsung, LG, General Electric, and Frigidaire.

•
Consumer electronics, including LED, OLED, Ultra HD, and internet-ready televisions, Blu-ray players, home theater and portable audio equipment. We offer such brands as Samsung, LG, Sharp, Sony, Haier, Monster, Sanus, and Bose.

•	Home office, including computers, printers and accessories. We offer such brands as HP, Samsung, LG, and Dell.
We strive to ensure that our customers' shopping experience at Conn's is equal to, or exceeds, their experience with other providers of durable consumer goods targeting our core customer demographic. We offer a high level of customer service through our commissioned and trained sales force as well as next day delivery and installation in the majority of our markets, and product repair or replacement services for most items sold in our stores. Flexible payment alternatives offered through our proprietary in-house credit programs and third-party financing alternatives provide our customers the ability to make aspirational purchases. We believe our extensive brand and product selection, competitive pricing, financing alternatives and supporting services, combined with our customer service-focused store, delivery and service associates make us an attractive alternative to appliance and electronics superstores, department stores and other national, regional, local and internet retailers.
Credit Segment. Our in-house consumer credit programs are an integral part of our business and is a major driver of customer loyalty. We believe our proprietary credit model is a significant competitive advantage we have developed over our 50-plus years of experience in providing credit. We have developed a proprietary underwriting model that provides standardized credit decisions, including down payment, limit amounts and credit terms, based on customer risk and income level. We use our proprietary auto-decision algorithm and in-depth evaluations of creditworthiness performed by qualified in-house credit underwriters to complete all credit decisions. In order to improve the speed and consistency of underwriting decisions, we continually review our auto-

decision algorithm. Additionally, we provide access to monthly payment options to a wider range of consumers through our relationship with AcceptanceNow and Synchrony Bank. AcceptanceNow and Synchrony Bank manage their own respective underwriting decisions and are responsible for their own collections. Our in-house credit programs and access to third-party financing allows us to provide credit to a large and under-served customer base and differentiates us from our competitors that do not offer similar programs.
Our goal is to provide every customer that enters our stores or applies for credit on our website an affordable monthly payment option. Currently, we make the following payment options available to our customers based on a review of their credit worthiness:

•
For customers with credit scores that are typically above 650, we offer special low or no-interest financing program on select products through a Conn's branded revolving credit card from Synchrony Bank or we may offer an in-house financing program;

•	For customers with credit scores that are typically between 550 and 650, we offer our proprietary in-house financing program, which is a fixed term, fixed payment installment contract; and

•	For customers that do not qualify for our credit programs, we offer a rent-to-own payment option through AcceptanceNow.
We continue to evaluate alternative financing programs that may give us the ability to provide more customers with the ability to purchase the products and services we offer.
Our retail business and credit business operate independently from each other. The retail segment is not involved in credit approval decisions or collections. Decisions to extend consumer credit to our retail customers under our in-house programs are made by our internal credit underwriting department. In addition to underwriting, we manage the collection process of our in-house consumer credit portfolio. Sales financed through our in-house credit programs are secured by the products purchased, which we believe gives us a distinct advantage over other creditors when pursuing collections. Also, the products we sell and finance are typically necessities for the home.
We believe our attractive credit program generates strong customer loyalty and repeat business. For fiscal year 2016, 2015 and 2014, 54%, 52% and 56%, respectively, of our credit customers were repeat customers, based on the number of credit invoices written. As of January 31, 2016 and 2015, 60% and 61%, respectively, of balances due under our in-house credit programs were from customers that have had previous credit accounts with us.
Industry and Market Overview
The products we sell are often times considered home necessities, used by our customers in their everyday lives. Many factors influence sales, including consumer confidence, economic conditions, and household formations. We benefit from the introduction of new products and technologies driving consumers to upgrade existing appliances and electronics.
With 55 of our 103 stores in Texas, we continue to benefit from strong demographic trends. According to the Bureau of Economic Analysis, Texas was the largest state by nominal GDP in 2015. In addition, from calendar year 2011 to 2015 Texas experienced population growth of 7.1% compared to the U.S. population growth of 3.1% over the same period. Moreover, Texas' average unemployment rate of 4.5% is below the national rate of 4.9% as of January 2016.
Furniture and Mattress. According to the U.S. Department of Commerce's Bureau of Economic Analysis, personal consumption expenditures for household furniture was $103.3 billion for calendar year 2015, compared to $98.2 billion in 2014. The household furniture and mattress market is highly fragmented with sales coming from manufacturer-owned stores, independent dealers, furniture centers, specialty sleep product stores, national and local chains, mass market retailers, department stores and, to a lesser extent, home improvement centers, decorator showrooms, wholesale clubs, catalog retailers and the internet. For fiscal year 2016, we generated 34.2% of total product sales from the sale of furniture and mattresses. The furniture and mattress category generated our highest individual product category gross margin. Given our ability to provide customer financing and next day delivery, we believe that we have strong competitive advantages and significant growth opportunities in this market and expect to continue to expand our offering of furniture and the floor space in our stores dedicated to this category.
Product design and innovation has been a key driver of sales in this market. Products introduced include specialty mattresses and motion furniture products, and variations on these products, including new features.
Home Appliance. According to the U.S. Department of Commerce's Bureau of Economic Analysis, personal consumption expenditures for home appliances were $46.7 billion for calendar year 2015, compared to $46.1 billion in 2014. Major household appliances, such as refrigerators and washer/dryers, account for 86.3% of this total at $40.3 billion in 2015. For fiscal year 2016, we generated 29.7% of total product sales from the sale of home appliances. The retail appliance market is large and concentrated among a few major dealers, with sales coming primarily from department stores, home improvement centers, large appliance and electronics superstores, national chains and small regional chains.

Key drivers of sales in the appliance market include product design and innovation. Examples of products introduced include large-capacity, high-efficiency laundry appliances and refrigerator design innovation, and variations on these products, including new features.
Consumer Electronics and Home Office. According to the U.S. Department of Commerce's Bureau of Economic Analysis, electronics spending was $216.2 billion for calendar year 2015, a 2.6% increase from 2014. Televisions accounted for $36.6 billion of the overall personal consumption expenditures, versus $36.7 billion in the prior year. Personal computers and peripheral equipment accounted for $55.4 billion of the overall expenditures, compared to $52.7 billion in the prior year. For fiscal year 2016, we generated 26.0% of total product sales from the sale of consumer electronics and 8.5% of total product sales from the sale of home office products. The electronics market is highly fragmented with sales coming from large appliance and electronics superstores, national chains, small regional chains, single-store operators, consumer electronics departments of selected department and discount stores and internet retailers.
Technological advancements and the introduction of new products have largely driven demand in the electronics market. Historically, industry growth has been fueled primarily by the introduction of products that incorporate new technologies, including LED, OLED, Ultra HD, and internet-ready, for televisions, Blu-ray players, home theater and touch-screen computers. Digital products offer significant advantages, including better clarity and quality of video and audio, durability of recording and compatibility with computers and tablets.
Consumer Credit. Based on data from the Federal Reserve System, estimated total consumer credit outstanding, which excludes primarily loans secured by real estate, was $3.5 trillion as of December 31, 2015, an increase of 6.9% from $3.3 trillion at December 31, 2014. Consumers obtain credit from banks, credit unions, finance companies and non-financial businesses that offer credit, including retailers. The credit obtained takes many forms, including revolving (e.g., credit cards) and fixed-term (e.g., automobile loans), and at times is secured by the products being purchased.
Competition. Our competitive strength is based on enhanced customer service and customer shopping experience through our unique sales force training and product knowledge, next day delivery capabilities, offering of financing options for most customers, including our proprietary in-house credit programs, low price guarantee and product repair service. Currently, we compete against a diverse group of retailers, including national mass merchants such as Sears, Wal-Mart, Target, Sam's Club and Costco, specialized national retailers such as Best Buy, Rooms To Go, hhgregg and Mattress Firm, home improvement stores such as Lowe's and Home Depot, and locally-owned regional or independent retail specialty stores that sell furniture and mattresses, home appliances, and consumer electronics similar, and often identical, to those items we sell. We also compete with retailers that market products through store catalogs and the internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. However, these competitors typically do not provide a credit offering similar to our proprietary in-house credit programs for credit constrained consumers. We also compete, to some extent, against companies offering credit constrained consumers products for the home similar to those offered by us under weekly or monthly rent-to-own payment options. Competitors include Aaron's and Rent-A-Center, as well as many smaller, independent companies.
Customers
We have a well-defined core consumer base that is comprised of working individuals who typically earn between $25,000 to $60,000 in annual income, live in densely populated and mature neighborhoods, and typically shop our stores to replace older household goods with newer items. Our product line is comprised of durable home necessities which enables us to appeal to a diverse range of cultural and socioeconomic backgrounds and to operate stores in diverse markets. No single customer accounts for more than 10% of our total revenues and we otherwise do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business.
Seasonality
Our business is seasonal with a higher portion of sales and operating profit realized during the fourth quarter due primarily to the holiday selling season. In addition, our results of operations and portfolio performance are stronger during our first quarter due primarily to the timing of personal income tax refunds received by our customers.
Merchandising
Vendors. We purchase products from approximately 200 manufacturers and distributors. Our agreements with these manufacturers and distributors typically cover a one-year time period, are renewable at the option of the parties and are terminable upon 30 days written notice by either party. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal year 2016, 62.1% of our total inventory purchases were from six vendors, including 29.1%, 17.9% and 4.7% of our total inventory purchases from Samsung, LG, and GE, respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. Other than industry-wide shortages that occur from time to time, we have not experienced significant difficulty in maintaining adequate sources of merchandise and we generally expect that adequate sources of merchandise will continue to exist for the types of products we sell.
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
Credit Operations
General. We sell our products by offering our customers financing through our proprietary in-house credit programs, the use of third-party financing, and by taking cash or credit card payments.
Underwriting. Decisions to extend credit to our retail customers are made by our internal credit underwriting department, which is separate and distinct from our other operations, including credit monitoring and collections and retail sales. In addition to an auto-decision algorithm, we employ a team of credit underwriting personnel of approximately 45 individuals to make credit granting decisions using our proprietary underwriting process and oversee our credit underwriting process. Our underwriting process considers one or more of the following elements: credit bureau information; income and address verification; current income and debt levels; a review of the customer's previous credit history with us; and the particular products being purchased. Our underwriting model determines the finance terms, including down payment, limit amounts and credit terms. During fiscal year 2016, for the credit applications that were approved and utilized, 73.5% were approved automatically. The remaining credit decisions were based on the evaluation of the customer's creditworthiness by a qualified in-house credit underwriter or required additional documentation from the applicant. For certain credit applicants that may have past credit problems or lack credit history, we use stricter underwriting criteria. The additional requirements include verification of employment and recent work history, reference checks and minimum down payment levels. Our underwriting employees are trained to follow our methodology in approving credit and are required to complete regular refresher training.
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
Credit monitoring and collections. Our collection activities involve a combination of efforts that take place in our Beaumont and San Antonio, Texas collection centers. We employed approximately 830 full time and part time individual collectors and support personnel who service our active customer credit portfolio. We also utilize collection agencies to service portions of our active and charged-off portfolio, which provide approximately 350 additional agents located in Phoenix, Arizona. Our in-house, credit-financed sales are secured by the products purchased, which we believe gives us a distinct advantage over other creditors when pursuing collections, especially given that many of the products we finance are generally necessities for the home. We employ a credit collection strategy that includes dialer-based calls, virtual calling and messaging systems, inside collectors that contact borrowers, collection letters, e-mails, and text messages, a legal staff that processes claims and attends bankruptcy hearings, and voluntary repossession. We also utilize current technologies that assist us in locating contact information for customers who have moved and left no contact information. Our employees are trained to follow our methodology in collecting our accounts and charging off any uncollectible accounts based on pre-determined aging criteria, depending on their area of responsibility. All collection personnel are required to complete classroom training, which includes negotiation techniques and credit policy training to ensure customer retention and compliance with debt collection regulations. Post-graduation, the collection trainees undergo skill assessment training, coaching and call monitoring within their respective departments. Our personnel are required to complete regular refresher training and testing.
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
Customers can make payments through our web portal, over the phone, ACH, third-party bill pay arrangements, lock box, or in-person at our store locations. During fiscal year 2016, we received 93.3% of customer payments in a form other than cash. Also during fiscal year 2016, we received 40.3% of the payments on credit accounts in our store locations, which helps us maintain a relationship with the customer that keeps losses lower while encouraging repeat purchases.

We regularly extend or "re-age" a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which was subsequently resolved and the customer indicates a willingness and ability to resume making monthly payments. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation or have reached our limits for account re-aging. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay us. Our re-aging of customer accounts does not change the interest rate or the total amount due from the customer and typically does not reduce the monthly contractual payments. We may also charge the customer an extension fee, which approximates the interest owed for the time period the contract was past due. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the interest rate or the total amount due from the customer but does reduce the monthly contractual payments. Under these options, as with extensions, the customer must resolve the reason for delinquency and show a willingness and ability to resume making contractual monthly payments.
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
Store Operations
Stores. We operate retail stores in 12 states. The following table summarizes the number of stores in operation at January 31, 2016 in each of our markets:

Geographic Location	Number of Locations	Retail Square Feet	Other Square Feet
Arizona	11	398,381	58,497
Colorado	7	244,843	45,805
Georgia	1	40,935	9,065
Louisiana	4	168,233	46,100
Mississippi	1	34,370	8,642
Nevada	2	81,289	21,307
New Mexico	4	139,751	25,544
North Carolina	7	276,642	50,439
Oklahoma	4	123,489	23,302
South Carolina	3	104,673	12,924
Tennessee	4	139,926	33,809
Texas	55	1,788,248	332,557
Store totals	103	3,540,780	667,991
Distribution Centers and Cross-dock Facilities (excluding cross-docks within stores)	23	—	2,689,419
Corporate Offices	3	—	168,478
Total	129	3,540,780	3,525,888
Our stores have an average selling space of approximately 34,000 square feet, plus a storage area for fast-moving and smaller products that customers prefer to carry out rather than wait for in-home delivery and cross-dock facilities for 17 stores.
We continuously evaluate our existing and potential sites to position our stores in desirable locations and relocate stores that are not properly positioned. We typically lease rather than purchase our stores, distribution centers and cross-dock facilities to retain the flexibility of managing our financial commitment to a location if we later decide that a store or market is performing below our standards or the market would be better served by a relocation. As of January 31, 2016, we leased the majority of our store, distribution center and cross-dock locations.

Personnel and compensation. We staff a typical store with a store manager, an assistant manager, an average of 22 sales personnel and other support staff, including cashiers and porters based on store size and location. Managers have an average tenure with us of approximately 4 years and typically have prior sales floor experience. In addition to store managers, we have 15 district managers, which generally oversee from seven to 10 stores in each market. The senior management team of retail operations has an average of approximately 30 years of experience with us.
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
Training. New sales personnel complete an intensive classroom training program in the markets where they will be assigned, under the direction of sales management personnel in those markets. In addition, our employees benefit from on-site training conducted by many of our vendors.
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
Advertising
We design our marketing programs to increase awareness of our brands, which we expect will create and maintain customer loyalty, increase the number of customers that shop our stores and increase our sales. We utilize a multi-touch point approach utilizing direct mail, television, newspaper, digital, radio and out-of-home targeted advertising. Our promotional programs include the use of free delivery and free product promotions, in conjunction with various no-interest financing offers.
Our website provides customers the ability to apply for credit and purchase our products on-line. Our website averaged approximately 41,000 credit applications per month during fiscal year 2016. This compares to average monthly website applications of approximately 36,000 and 23,000 during fiscal year 2015 and 2014, respectively. The website is linked to a call center, allowing us to better assist customers with their credit and product needs.
Distribution and Inventory Management
We currently operate nine regional distribution centers located in Houston, San Antonio, Dallas, Beaumont, El Paso, and McAllen, Texas; Phoenix, Arizona; Denver, Colorado and Charlotte, North Carolina, 14 smaller cross-dock facilities, and 17 stores with cross-dock facilities. This enables us to deliver products to our customers quickly, reduces inventory requirements at the individual stores and facilitates regional inventory and accounting controls.
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
We primarily use third-party providers to move products from distribution centers to stores and between markets to meet customer needs. We outsource the majority of our in-home deliveries to third-party providers. We use a fleet of home delivery vehicles that enables a highly-trained staff of delivery and installation specialists to quickly complete the sales process and enhance customer service. We also may receive a delivery fee based on the products sold and the services needed to complete the delivery.
Product Support Services
Next-day delivery and installation. We provide next-day delivery and installation services in most of the markets in which we operate. We believe next-day delivery of our goods is a highly valued service to our customers.
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

We require proof of property insurance on all installment credit purchases; however, we do not require that customers purchase this insurance from us if they have or acquire such insurance from another third-party provider. Premiums charged on the credit products we sell are regulated and vary by state.
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
Regulation
The extension of credit to consumers and related collection efforts is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements on the origination, servicing and enforcement of credit accounts. These laws include, but are not limited to, the Federal Truth in Lending Act, Equal Credit Opportunity Act, Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Telephone Consumer Protection Act and Federal Trade Commission Act. State laws impose limitations on the maximum amount of finance charges that we can charge and also impose other restrictions on consumer creditors, such as us, including restrictions on collection and enforcement. We routinely review our contracts and procedures to ensure compliance with applicable consumer credit laws. Failure on our part to comply with applicable laws could expose us to substantial penalties and claims for damages and, in certain circumstances, may require us to refund finance charges already paid and to forgo finance charges not yet paid under non-complying contracts. We believe that we are in substantial compliance with all applicable federal and state consumer credit and collection laws.
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
Employees
As of January 31, 2016, we had approximately 4,300 full-time employees and 300 part-time employees. We offer a comprehensive benefits package for eligible employees, including health, life, short- and long-term disability, and dental insurance coverage as well as a 401(k) plan, employee stock purchase plan, paid vacation and holiday pay. None of our employees are subject to collective bargaining agreements governing their employment with us, and we believe that our employee relations are good. We have a formal dispute resolution plan that requires mandatory arbitration for employment-related issues.
Tradenames and Trademarks
We have registered the trademarks "Conn's," "Conn's HomePlus," "YES Money," "YE$ Money," and our logos, which are protected under applicable intellectual property laws and are the property of Conn's, Inc. Our trademarks generally last for a period of ten years and are renewed prior to expiration for additional ten-year periods.
Available Information
We are subject to reporting requirements of the Securities and Exchange Act of 1934, or the Exchange Act, and its rules and regulations. The Exchange Act requires us to file reports, proxy and other information statements and other information with the Securities and Exchange Commission ("SEC"). Copies of these materials can be inspected and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain these materials electronically by accessing the SEC's website at www.sec.gov.

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
We make available on our website at www.conns.com under "Investor Relations — Asset Backed Securities" updated monthly reports to the holders of our asset-backed notes. This information reflects the performance of the securitized portfolio only, in contrast to the financial statements contained herein, which reflect the performance of all of the Company's outstanding receivables, including those originated subsequent to those included in the securitized portfolio.
Our website and the information contained on our website is not incorporated in this Annual Report on Form 10-K or any other document filed with the SEC.

Item 1A.	Risk Factors
The following discussion of risk factors may be important information in understanding our "forward-looking statements," which are discussed in Item 7 in this Form 10-K and elsewhere. These risk factors should also be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included in this Form 10-K.
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
We may not be able to open and profitably operate new stores in existing, adjacent and new geographic markets. New stores may not be profitable during the first several months after they open and even after that time period may not be profitable or meet our goals, which could result in our financial results to be materially adversely affected. There are a number of factors that could affect our ability to successfully execute our store growth strategy, including:

•	Difficulties associated with the hiring, training and retention of skilled personnel, including store managers;

•	The availability of financial resources;

•	The availability of favorable sites in existing, adjacent and new markets at price levels consistent with our business plan;

•	Competition in existing, adjacent and new markets;

•	Competitive conditions, consumer tastes and discretionary spending patterns in adjacent and new markets that are different from those in our existing markets;

•	A lack of consumer demand for our products or financing programs at levels that can support store growth;

•	Inability to make customer financing programs available that allow consumers to purchase products at levels that can support store growth;

•	Limitations created by covenants and conditions under our revolving credit facility and the Indenture, which governs our Senior Notes;

•	An inability or unwillingness of vendors to supply product on a timely basis at competitive prices;

•	The failure to open enough stores in new markets to achieve a sufficient market presence and realize the benefits of leveraging our advertising and our distribution system;

•	Unfamiliarity with local real estate markets and demographics in adjacent and new markets;

•	Problems in adapting our distribution and other operational and management systems to an expanded network of stores; and

•	Higher costs for direct mail, television, newspaper, digital, radio and out-of-home targeted advertising.

These factors may also affect the ability of any newly opened stores to achieve sales and profitability levels comparable with our existing stores or to become profitable at all. As a result, we may determine that we need to close additional stores or reduce the hours of operation in some stores, which could materially adversely affect our business, financial condition, operating results or cash flows, as we may incur additional expenses and write-offs related to closing a store and settling our remaining lease obligations.
If we are unable to manage the growth of our business, our revenues may not increase, our cost of operations may rise and our results of operations may decline. As we expand our store base, we will face many business risks associated with growth, including the risk that our management, financial controls and information systems will be inadequate to support our expansion in the future. Our growth will require management to expend significant time and effort and additional resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing, warehousing and distribution systems and employee training programs. We cannot predict whether we will be able to effectively manage these increased demands or respond on a timely basis to the changing demands that our expansion will impose on our management, financial controls and information systems. If we fail to successfully manage the challenges of growth, do not continue to improve our systems and controls or encounter unexpected difficulties during expansion, our business, financial condition, operating results or cash flows could be materially adversely affected.
We may expand our retail or credit offerings and become subject to different operating or legal requirements. In addition to the retail and consumer finance products we currently offer, we may offer other products and services in the future, including new financing products and services. These products and services may require additional or different operating and compliance systems or have additional or different legal or regulatory requirements than the products and services we currently offer. In the event we undertake such an expansion and do not have the proper infrastructure or personnel, do not successfully execute such an expansion, or our customers do not positively respond to such changes, our business, financial condition, operating results or cash flows could be materially adversely affected.
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
In addition, we historically used our customer receivables as collateral to support our capital needs. If we require amendments in the future and are unable to obtain such amendments or we are unable to arrange substitute financing facilities or other sources of capital, we may have to limit or cease offering credit through our finance programs due to our inability to draw under our revolving credit facility upon the occurrence of a default. If availability under the borrowing base calculations of our revolving credit facility is reduced, or otherwise becomes unavailable, or we are unable to arrange substitute financing facilities or other sources of capital, we may have to limit the amount of credit that we make available through our customer credit programs. A reduction in our ability to offer customer credit could materially adversely affect revenues and results of operations. Further, our inability, or limitations on our ability, to obtain funding through securitization facilities or other sources may materially adversely affect our profitability under our credit programs if existing customers fail to repay outstanding credit due to our refusal to grant additional credit. Additionally, the inability of any of the financial institutions providing our financing facilities to fund their commitment could materially adversely affect our ability to fund our credit programs, capital expenditures and other general corporate needs.
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
Securitization markets have undergone periods of significant dislocation and we might not be able to access the securitization market for capital in the future. In September 2015, for the first time in several years, we completed a securitization transaction that involved the issuance of asset-backed notes secured by customer accounts receivables of $1.4 billion. The significant recession in 2009 and events in the securitization markets, as well as the debt markets and the economy generally, caused significant dislocations, lack of liquidity in the market for asset-backed securities, and a severe disruption in the wider global financial markets, including a significant reduction of investor demand for, and purchases of, asset-backed securities and structured financial products. Disruptions on the securitization market could preclude our ability to use securitization as a financing source or could render it an inefficient source of financing making us more dependent on alternative sourcing of financing that might not be as favorable as securitizations in otherwise favorable markets.
Securitization structures are subject to an evolving regulatory environment that may affect the availability and attractiveness of securitization as a financing option. In the United States, following the financial crisis, there has been increased political and regulatory scrutiny of the asset-backed securities industry. This has resulted in increased regulation that is currently at various stages of implementation and that may have an adverse impact on the regulatory capital charge to certain investors in securitization exposures and the incentives for certain investors to hold asset-backed securities, and may thereby affect the liquidity of such securities. Additionally, agencies have issued rules requiring sponsors of asset-backed securities to retain an ownership stake in securitization transactions. This increased regulatory burden could effectively limit our access to securitization as a source of financing. This increased regulation could also alter the structure of securitizations in and could pose risks to our participation in any securitizations or could reduce or eliminate the economic incentives of participating in securitizations.
An increase in interest rates, a decrease in our credit sales or a decline in credit quality could lead to a decrease in our product sales and profitability. A large portion of our credit portfolio is to customers considered to be sub-prime borrowers, who have limited credit history, low income or past credit problems. Entering into credit arrangements with such customers entail a higher risk of customer default, higher delinquency rates and higher losses than extending credit to more credit worthy customers. While we believe that our pricing and the underwriting criteria and collection methods we employ enable us to manage the higher risks inherent in issuing credit to sub-prime customers, no assurance can be given that such pricing, criteria and methods will afford adequate protection against such risks. We have experienced volatility in delinquency and charge-off rates on our credit contracts. Payments on some of our credit accounts become delinquent from time to time, and some accounts end up in default, due to several factors, such as general and local economic conditions, including the impact of rising interest rates and unemployment rates. As we continue to expand into new markets, we will obtain new credit accounts that may present a higher risk than our existing credit accounts since new credit customers do not have an established credit history with us.
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
Our policy of re-aging certain delinquent borrowers affects our delinquency statistics and the timing and amount of our write-offs. Re-aging is offered to certain eligible past-due customers if they meet the conditions of our re-age policy. Our decision to offer a delinquent customer a re-age program is based on that borrower's specific condition, our history with the borrower, the amount of the loan and various other factors. When we re-age a customer's account, we move the account from a delinquent status to a current status. Management exercises a considerable amount of discretion over the re-aging process and has the ability to re-age an account multiple times during its life. Treating an otherwise uncollectible account as current affects our delinquency statistics, as well as impacting the timing and amount of charge-offs. If these accounts had been charged off sooner, our net loss rates for earlier periods might have been higher.
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

We rely on internal models to manage risk and to provide accounting estimates. Our results of operations could be materially adversely affected if those models do not provide reliable accounting estimates or predictions of future activity. We make significant use of business and financial models in connection with our efforts to measure and monitor our risk exposures and to manage our credit portfolio. For example, we use models as a basis for credit underwriting decisions, portfolio delinquency, charge-off and collection expectations and other market risks, based on economic factors and our experience. The information provided by these models is used in making business decisions relating to strategies, initiatives, transactions and pricing, as well as the size of our allowance for doubtful accounts, among other accounting estimates.
Models are inherently imperfect predictors of actual results because they are based on current and historical data available to us and our assumptions about factors such as credit demand, payment rates, default rates, delinquency rates and other factors that may overstate or understate future experience. Our models could produce unreliable results for a number of reasons, including the limitations of historical data to predict results due to unprecedented events or circumstances, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, changes in credit policies, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside of the model's intended use. In particular, models are less dependable when the economic environment is outside of historical experience.
In addition, we continually receive new economic data. Our critical accounting estimates, such as the size of our allowance for doubtful accounts, are subject to change, often significantly, due to the nature and magnitude of changes in economic conditions. However, there is generally a lag between the availability of this economic information and the preparation of our consolidated financial statements. When economic conditions change quickly and in unforeseen ways, there is a risk that the assumptions and inputs reflected in our models are not representative of current economic conditions. We may deem it necessary to increase our allowance for doubtful accounts in the future. If our actual charge-offs exceed the assumption used to establish the allowance, our provision for losses would increase and could materially adversely affect our results of operations and our financial position.
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
An economic downturn or other events may affect consumer purchases from us as well as their ability to repay their credit obligations to us, which could result in our net sales, gross margins and credit portfolio performance to be materially adversely affected. Many factors affect spending, including regional or world events, war, conditions in financial markets, general business conditions, interest rates, inflation, energy and gasoline prices, consumer debt levels, the availability of consumer credit, taxation, unemployment trends and other matters that influence consumer confidence and spending. Consumer purchases of our products and customers making payments to us decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. Recent instability in financial markets, turmoil in Europe, the Middle East and Asia, and decreases in consumer confidence and volatile oil prices have negatively impacted our markets and may present significant challenges to our operations in the future. If this occurs, our net sales and results of operations could decline.
If we lose key management or are unable to attract and retain the qualified sales and credit granting and collection personnel required for our business, our operating results could suffer. Our success depends to a significant degree on the skills, experience and continued service of our key executives and the identification of suitable successors for them. If we lose the services of any of these individuals, or if one or more of them or other key personnel decide to join a competitor or otherwise compete directly or indirectly with us, and we are unable to identify a suitable successor, our business and operations could be harmed, and we could have difficulty in implementing our strategy. In addition, our sales and credit operations are largely dependent upon our labor force. As our business grows, and as we incur turnover in current positions, we will need to locate, hire and retain additional qualified sales personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Additionally, if we are unable to attract and retain qualified credit granting and collection personnel, our ability to perform quality underwriting of new credit transactions and maintain workloads for our collections personnel at a manageable level, our operation could be materially adversely impacted and result in higher delinquency and net charge-offs on our credit portfolio. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales and operating results could suffer.
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
We may experience significant price pressures over the life cycle of our products from competing technologies and our competitors. Prices for many of our products decrease over their life cycle. Such decreases often result in decreased gross profit margins. Suppliers may also seek to reduce our margins on the sales of their products in order to increase their own profitability. The consumer electronics industry depends on new products to drive increases in sales. Typically, these new products, such as LED, OLED, Ultra HD, and internet-ready televisions and Blu-ray players are introduced at relatively high price points that are then gradually reduced as the product becomes mainstream. To sustain same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of the product helps drive the unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. We continue to adjust our marketing strategies to address this challenge through the introduction of new product categories and new products within our existing categories. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices than we anticipated. In addition, we may not be able to maintain our historical margin levels in the future due to increased sales of lower margin products such as personal electronics products and declines in average selling prices of key products. If sales of lower margin items continue to increase and replace sales of higher margin items or our consumer electronics products average selling prices decreases due to the maturity of their life cycle, our gross margin and overall gross profit levels may be materially adversely affected.

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
If one of our vendors were to go out of business, it could have a materially adverse effect on our results of operations and financial condition if such vendor is unable to fund amounts due to us, including payments due for returns of product and warranty claims. Catastrophic or other unforeseen events could materially adversely impact the supply and delivery to us of products manufactured outside the United States and could materially adversely impact our results of operations. In addition, because many of the products we sell are manufactured outside of the United States, we may experience labor unrest or an increase in the cost of imported vendor products at any time for reasons beyond our control. Any slow-downs, disruptions or strikes at any of the ports may have a materially adverse effect on our relationships with our customers and our business, potentially resulting in canceled orders by customers and reduced revenues and earnings. If imported merchandise becomes more expensive, unavailable or difficult to obtain, we may not be able to meet the demands of our customers. Products from alternative sources may also be more expensive than those our vendors currently import.
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
Turmoil in financial markets and economic disruptions in other parts of the world may also negatively impact our suppliers' access to capital and liquidity with which to maintain their inventory, production levels, product quality, and to operate their businesses, all of which could materially adversely affect our supply chain. It may also cause them to change their pricing policies, which could impact demand for their products. Economic disruptions and market instability may make it difficult for us and our suppliers to accurately forecast future product demand trends, which could cause us to carry too much or too little merchandise in various product categories. In addition, to the extent that any manufacturer utilizes labor practices that are not commonly accepted in the United States, we could be materially adversely affected by any resulting negative publicity.
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
Our business could be materially adversely affected by changes in consumer protection laws and regulations. Federal and state consumer protection laws, regulations and agencies, such as the Fair Credit Reporting Act ("FCRA") and the Consumer Financial Protection Bureau ("CFPB"), heavily regulate the way we conduct business and could limit the manner in which we may offer and extend credit and collect on our accounts. Because our customers finance through our credit segment a substantial portion of our sales, any change in the regulation of consumer credit could result in our sales and gross margins to be materially adversely affected.
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
The Consumer Financial Protection Bureau may reshape the consumer financial laws and there continues to be uncertainty as to how the agency's actions will impact our business. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, and established the CFPB. It has authority to write regulations under federal consumer financial protection laws, and enforce those laws, including the Fair Debt Collection Practices Act ("FDCPA"), FCRA, and others. The CFPB is authorized to prevent unfair, deceptive, or abusive acts or practices through its supervisory enforcement and regulatory authority. This means, for example, that the CFPB has the ability to adopt rules that interpret provisions of the FDCPA, potentially affecting all facets of debt collection. In addition, the CFPB has issued guidance in the form of bulletins on debt collection and credit furnishing activities generally, including bulletins that addresses furnisher requirements and application of the CFPB’s prohibition on "unfair, deceptive, or abusive" acts or practices with respect to debt collection.
On March 26, 2015, the CFPB announced that it is considering proposing rules that would require certain consumer installment lenders to take steps to make sure consumers can repay their loans. The CFPB proposal may impose limitations on certain installment loans such as requiring additional underwriting requirements, requiring cooling-off periods between loans, and limitations on loan repayment amounts and terms, among other things. The CFPB has also indicated that the rules that are proposed may also place restrictions on collection practices with respect to these types of loans. Some of our consumer loan products could be affected by these rules when they are finalized and adopted. We do not currently know the nature and extent of the rules the CFPB will adopt, but they could reduce revenue from certain loans or make continuance of those loans impractical or unprofitable.
In addition, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to the products we offer. The system could inform future agency decisions with respect to regulatory, enforcement, or examination focus. The CFPB is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, request data, and promote the availability of financial services to under-served consumers and communities. There continues to be uncertainty as to how, or if, the CFPB and its strategies and priorities will impact our businesses and our results of operations going forward and could result in new regulatory requirements and regulatory costs for us.

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
We are required to comply with laws and regulations regulating credit extensions and other dealings with customers and our failure to comply with applicable laws and regulations, or any adverse change in those laws or regulations, could have a negative impact on our business. A substantial portion of our customers finance purchases through our credit segment. The extension of credit to consumers and related collection efforts is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements on the origination, servicing and enforcement of credit accounts. These laws include, but are not limited to, the Federal Truth in Lending Act, Equal Credit Opportunity Act, Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Telephone Consumer Protection Act and Federal Trade Commission Act. Our business practices, terms of our marketing and advertising, our procedures and practices for credit applications and underwriting, the terms of our credit extensions and related disclosures, our data privacy and protection practices, and our collection practices, may be subject to periodic or special reviews by these regulatory and enforcement authorities. These reviews could range from investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If as part of these reviews the regulatory authorities conclude that we are not complying with applicable law or regulations, they could request or impose a wide range of sanctions and remedies including requiring changes in advertising and collection practices, changes in our credit application and underwriting practices, changes in our data privacy or protection practices, changes in the terms of our credit or other financial products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our credit or other financial products within one or more states, or nationwide.
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
We have been named as a defendant in multiple securities class action lawsuits, shareholder derivative lawsuits, and are also subject to an SEC investigation. Potential similar or related litigation or investigations could result in substantial damages and may divert management's time and attention from our business. We and certain of our current and former officers and directors are named as defendants in securities class action lawsuits and in related shareholder derivative lawsuits. We are also subject to an SEC investigation. Each of these matters is described in more detail in Part II, Item 8, in Note 14, Contingencies, of the Consolidated Financial Statements of this Annual Report on Form 10-K.
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

Furthermore, we are unable to predict the timing or outcome of the SEC investigation or estimate the nature or amount of any possible sanction or enforcement action the SEC could seek to impose, which could include fines, penalties, damages, sanctions, administrative remedies and modifications to our disclosure, accounting and business practices, including a prohibition on specific conduct or a potential restatement of our financial statements, any of which could be material.
The lawsuits and SEC investigation, along with any reputation issues raised by the lawsuits or investigation, could result in the diversion of management's time and attention away from business operations, which could harm our business and also harm our relationships with existing customers and vendors. Our legal expenses incurred in defending the lawsuits and responding to the SEC investigation could be significant, and a ruling against us, or a settlement of any of these matters could materially adversely affect our cash flow, financial results and stock price.
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
Further, we are subject to Section 203 of the Delaware General Corporation Law, which limits certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation's outstanding voting stock for a period of three years from the date the stockholder becomes a 15% stockholder. These provisions and our stockholders' rights plan, either alone or in combination with each other, could delay, deter or prevent a change of control, whether or not it is desired by, or beneficial to, our stockholders.
Our corporate actions may be substantially controlled by our principal stockholders and affiliated entities. Luxor Capital Group, L.P, Stephens Inc., The Stephens Group, LLC, Anchorage Capital Group ("Anchorage"), LLC, Morgan Stanley, Tourbillon Capital Partners, and The Vanguard Group (together with each of their respective affiliates), each own more than 5% or more of our outstanding shares of common stock, and beneficially own, in the aggregate, a majority of our outstanding shares of common stock. Additionally, we have granted a waiver of the applicability of the provisions of Section 203 of the Delaware General Corporation Law to Anchorage such that Anchorage may increase its position in our common stock up to 7,870,657 shares of our common stock without being subject to Section 203's restrictions on business combinations. The concentration of ownership of our shares of common stock by the relatively small number of hedge funds and investors may:

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

Our costs to protect our intellectual property rights, infringement of which could impair our name and reputation, could be significant. We believe that our success and ability to compete depends in part on consumer identification of the name "Conn's" and rely on certain trademark registrations and common law rights to protect the distinctiveness of our brand. We intend to protect vigorously our trademarks against infringement, misappropriation or dilution by others. A third-party, however, could attempt to misappropriate our intellectual property or claim that our intellectual property infringes or otherwise violates third-party trademarks in the future. Any litigation or claims brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on our financial condition or results of operations.
Failure to protect the security of our customer's information or failure to comply with data privacy and protection laws could expose us to litigation, compromise the integrity of our products, damage our reputation and materially adversely affect our financial results. Our business regularly captures, collects, handles, processes, transmits and stores significant amounts of sensitive information about our customers, employees and others, sensitive information, including financial records, credit and business information, and certain other personally identifiable or other sensitive personal information. A number of retailers have experienced actual security breaches, including a number of highly publicized incidents with well-known retailers. To our knowledge, we have not had what we believe to be a significant security breach. In addition, we rely on the secure operation of our website, the internet and other third-party systems generally to assist us in the collection and transmission of this data. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches including credit card information breaches, vandalism, catastrophic events and human error and/or malfeasance. A compromise of our information security controls or of those businesses with whom we interact, which results in confidential information being accessed, obtained, damaged, or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers and clients, financial institutions, payment card associations and other persons, any of which could materially adversely affect our business, financial position, and results of operations. Moreover, a data security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. If our information systems are damaged, fail to work properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical information, customer disruption and interruptions or delays in our ability to perform essential functions and implement new and innovative services. In addition, compliance with changes in privacy and information security laws and standards may result in considerable expense due to increased investment in technology and the development of new operational processes.
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
Our state tax liabilities could be materially impacted by any changes in the tax laws of the states in which we operate, beginning operations in new states, and assessments as a result of tax audits. Legislation could be introduced at any time that changes our state tax liabilities in a way that has a material adverse impact on our results of operations. The Texas margin tax, which is based on gross profit rather than earnings, can create significant volatility in our effective tax rate. Our entry into new states in the future could subject us to additional tax rate volatility, dependent upon the tax laws in place in those states. In addition, during fiscal year 2016, we recorded a sales tax audit reserve based on a recent assessment of prior year periods and our estimate related to post-audit periods. In the event that actual results differ from our estimate, we may need to adjust our reserve, which could materially impact our financial condition and results of operations.
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
Our failure to maintain an effective system of internal controls could result in inaccurate reporting of financial results and harm our business. We are required to comply with a variety of reporting, accounting and other rules and regulations. As such, we maintain a system of internal control over financial reporting, but there are limitations inherent in internal control systems. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be appropriate relative to their costs. Furthermore, compliance with existing requirements is expensive and we may need to implement additional finance and accounting and other systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, and materially adversely impact our business and financial condition
Stock market volatility may materially adversely affect the market price of our common stock. The Company's common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of our common stock to fluctuate substantially, including:

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
The number of stores, distribution centers/cross-dock facilities, and corporate offices we operate, together with location and square footage information, are disclosed in Part I, Item 1, Business, under the caption "Store Operations," of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS.
The information set forth in Part II, Item 8, in Note 14, Contingencies, of the Consolidated Financial Statements of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR CONN'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Holders
As of March 23, 2016, we had approximately 130 common stockholders of record and an estimated 5,700 beneficial owners of our common stock. The principal market for our common stock is the NASDAQ Global Select Market ("NASDAQ"), where it is traded under the symbol "CONN." Information regarding the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported by the NASDAQ is summarized as follows:

	Price Range
	Fiscal Year 2016		Fiscal Year 2015
	High	Low	High	Low
First quarter	$33.78	$15.11	$61.15	$31.17
Second quarter	$43.95	$27.96	$51.99	$39.33
Third quarter	$35.49	$18.90	$46.59	$26.60
Fourth Quarter	$28.00	$11.49	$36.12	$14.02

Dividends
No cash dividends were declared or paid in fiscal year 2016 or fiscal year 2015. We do not anticipate paying dividends in the foreseeable future. Any future payment of dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources."
Share Repurchases
During the three months ended January 31, 2016, activity under our share repurchase program was as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
November 1 through November 30, 2015	2,369,647	$24.13	2,369,647	$43,290
December 1 through December 31, 2015	1,665,671	$25.71	1,665,671	$461
January 1 through January 31, 2016	—	$—	—	$461
Total	4,035,318	$24.78	4,035,318
On September 9, 2015, we announced that the Board of Directors of the Company ("Board of Directors") authorized a repurchase program of up to an aggregate of $75.0 million of (i) shares of the Company's outstanding common stock; (ii) 7.250% Senior Notes Due 2022 (the "Senior Notes"); or (iii) a combination thereof. During the three months ended October 31, 2015, we purchased 1.9 million shares of common stock, using $51.6 million of the $75.0 million repurchase authorization. Additionally, we utilized $22.9 million of the repurchase authorization to acquire $23.0 million of face value of our senior notes.
On November 2, 2015, we announced that the the Board of Directors authorized an additional $100.0 million towards the repurchase program for purchase of shares of the Company's outstanding common stock, Senior Notes, or a combination thereof. During the three months ended January 31, 2016, we purchased 4.0 million shares of common stock, using $100.0 million of the repurchase authorization.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information as of January 31, 2016 relating to our equity compensation plans to which grants of options, restricted stock units or other rights to acquire shares of our common stock may be granted from time to time:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Plan Category:
Equity compensation plans approved by stockholders	1,444,614	$8.12	1,917,476
Equity compensation plans not approved by stockholders	—	—	—
Total	1,444,614	$8.12	1,917,476
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total returns of the NASDAQ U.S. Stock Market Index and a customized peer group index comprised of of Restoration Hardware, Pier 1 Imports, Aaron’s, Rent-A-Center, La-Z-Boy, Cash America, Mattress Firm Holding, Select Comfort, Ethan Allen, EZCORP, Haverty Furniture, Tuesday Morning, hhgregg, and Gordman’s Stores (the "Peer Group"). The graph assumes an investment of $100 at the close of trading on January 31, 2011, and reinvestment of any dividends. The stock performance shown below is based solely on historical data and is not necessarily indicative of future performance.

	Base Period	Returns for the Fiscal Years Ended January 31,
	January 31, 2011	2012	2013	2014	2015	2016
Company/Index:
Conn's, Inc.	$100.00	$262.44	$643.44	$1,373.53	$356.11	$278.73
NASDAQ U.S. Stock Market Index	$100.00	$105.26	$119.08	$157.58	$180.11	$181.37
Peer Group	$100.00	$124.43	$135.74	$134.49	$165.43	$106.92
The information set forth under the heading "Performance Graph" is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to the SEC's proxy rules or to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated into any of our prior or subsequent filings under the Securities Act or the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth selected historical financial information and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Historical data is not necessarily indicative of our future results of operations or financial condition. Refer to Part 1, Item 1A, Risk Factors, included in this Annual Report on Form 10-K. We have derived the selected statement of operations and balance sheet data as of and for each of the years ended January 31, 2016, 2015, 2014, 2013 and 2012 from our audited consolidated financial statements.

	As of and for the Year Ended January 31,
(dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenues:
Total net sales	$1,322,589	$1,220,976	$991,840	$714,267	$653,684
Finance charges and other revenues	290,589	264,242	201,929	150,765	138,618
Total revenues	$1,613,178	$1,485,218	$1,193,769	$865,032	$792,302
Operating income(1)	$113,716	$119,867	$161,852	$100,512	$29,701
Net income (loss)(2)	$30,855	$58,513	$93,449	$52,612	$(3,723)
Earnings (loss) per common share:
Basic	$0.88	$1.61	$2.61	$1.60	$(0.12)
Diluted	$0.87	$1.59	$2.54	$1.56	$(0.12)
Balance Sheet Data:
Working capital(3)	$1,016,875	$760,666	$586,384	$361,779	$340,773
Inventories	$201,969	$159,068	$120,530	$73,685	$62,540
Customer portfolio balance	$1,587,856	$1,365,807	$1,068,270	$741,544	$643,301
Total assets(4)	$2,025,300	$1,645,804	$1,297,986	$909,305	$783,164
Total debt, net(4)	$1,249,678	$772,892	$536,051	$294,505	$321,570
Total stockholders' equity	$538,281	$653,670	$589,290	$474,450	$353,371
Selected Operating Data:
Change in same stores sales(5)	0.5%	8.0%	26.5%	14.3%	2.8%
Retail gross margin(6)	37.0%	36.4%	36.5%	32.3%	26.4%
Interest income and fee yield	16.3%	17.7%	17.9%	18.6%	18.7%
Selling, general and administrative expense as a percent of total revenues	27.0%	26.3%	25.4%	26.6%	27.5%
Provision for bad debts as a percentage of average outstanding balance(7)	15.2%	16.1%	11.0%	7.0%	8.5%
Bad debt charge-offs, net of recoveries, as a percentage of average outstanding balance	12.4%	10.1%	8.0%	8.0%	7.5%
Operating margin	7.0%	8.1%	13.6%	11.6%	3.7%
Return on average equity(8)	5.2%	9.4%	17.6%	12.7%	(1.1)%
Percent of retail sales financed in-house, including down payment	81.8%	78.0%	77.3%	70.9%	60.4%
Weighted average monthly payment rate(9)	4.89%	5.11%	5.28%	5.42%	5.60%
Number of stores:
Beginning of fiscal year	90	79	68	65	76
Opened	15	18	14	5	—
Closed	(2)	(7)	(3)	(2)	(11)
End of fiscal year	103	90	79	68	65

(1)	Operating income includes the following charges and credits:

	Year Ended January 31,
(in thousands)	2016	2015	2014	2013	2012
Store and facility closure costs	$637	$3,646	$2,117	$2,071	$7,096
Legal and professional fees related to the exploration of strategic alternative and securities-related litigation	3,153	1,135	—	—	—
Sales tax audit reserve	2,748	—	—	—	—
Executive management transition costs	1,506	—	—	—	—
Impairment of long-lived assets	—	—	—	—	2,019
Employee severance	—	909	—	628	813
Vehicle lease terminations	—	—	—	326	—
Charges and credits	$8,044	$5,690	$2,117	$3,025	$9,928

(2)	Net income (loss) includes pre-tax loss from extinguishment of debt for fiscal years 2016, 2013, and 2012 of $1.4 million, $0.9 million, and $11.1 million, respectively.

(3)
As described in more detail in Note 1, Summary of Significant Accounting Policies, of the Consolidated Financial Statements, in connection with the adoption of ASU 2015-17, we reclassified deferred income taxes out of current assets to non-current assets. Accordingly, working capital for all years presented has been reduced by the amounts reclassified.

(4)
As described in more detail in Note 1, Summary of Significant Accounting Policies, of the Consolidated Financial Statements, in connection with the adoption of ASU 2015-03, we reclassified deferred debt issuance costs out of other assets to long-term debt as a direct deduction of the carrying amount of debt. Accordingly, total assets and debt for all years presented have been reduced by the amounts of those debt issuance costs.

(5)
Change in same store sales is calculated by comparing the reported sales for all stores that were open during the entirety of both comparative full fiscal years. Sales from closed stores, if any, are removed from each period. Sales from relocated stores have been included in each period as each such store was relocated within the same general geographic market. Sales from expanded stores have also been included in each period.

(6)
Retail gross margin percentage is defined as total net sales, which includes product sales, repair service agreement commissions, and service revenues, less cost of goods sold divided by total net sales. Prior to the fourth quarter of fiscal 2016, retail gross margin excluded service revenues and cost of goods sold excluded cost of service parts sold and delivery, transportation and handling costs. All prior periods presented have been recalculated to conform to the current presentation. The presentation of our retail gross margin and costs and expenses may not be comparable to other retailers since we include delivery, transportation and handling costs in cost of goods sold and we include the cost of merchandising our products in selling, general and administrative expense. Other retailers may treat such costs differently.

(7)	Amount does not include retail segment provision for bad debts.

(8)	Return on average equity is calculated as net income (loss) divided by the average of the beginning and ending equity.

(9)	Represents the weighted average of monthly gross cash collections received on the credit portfolio as a percentage of the average monthly beginning portfolio balance for each period.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans including the sale of any remaining residual equity on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; technological and market developments and sales trends for our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund its operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets; the ability to continue the repurchase program; and other risks detailed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K and other filings that we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
Overview
We encourage you to read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the accompanying consolidated financial statements and related notes. Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.
Executive Summary
Total revenues increased to $1.6 billion for fiscal year 2016 compared to $1.5 billion for fiscal year 2015. The increase in total revenue was primarily driven by new store openings, partially offset by store closures, same store sales growth of 0.5% and credit revenue as a result of the increase in the average balance of the customer receivable portfolio, partially offset by a 140 basis point decrease in portfolio yield.
Retail gross margin for fiscal year 2016 was 37.0%, an increase of 60 basis points over 36.4% in the previous year. The expansion in retail margin was primarily driven by the favorable shift in product mix towards the furniture and mattress category and higher retrospective commissions on repair service agreements, partially offset by higher warehousing and freight also related to the higher furniture and mattress category mix.
Selling, general and administrative expenses ("SG&A") for fiscal year 2016 was $436.1 million, an increase of $45.9 million, or 11.8%, over the prior year. The SG&A increase in the retail segment was primarily due to the opening of new stores resulting in higher sales-driven compensation, advertising costs, and facility-related costs. The SG&A increase in the credit segment is the result of the addition of collections personnel to service the 16.3% increase in the customer receivable portfolio balance and anticipated near-term portfolio growth.
Provision for bad debts for fiscal year 2016 was $222.2 million, an increase of $29.7 million from the prior year. The year-over-year increase was impacted by the following:

•	A 22.2% increase in the average receivable portfolio balance resulting from new store openings and same store growth over the past 12 months;

•	A 16.6% increase in the balances originated during the year compared to the prior year;

•	An increase of 20 basis points in the percentage of customer accounts receivable balances greater than 60 days delinquent to 9.9% at January 31, 2016 as compared to the prior year period; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $117.7 million, or 7.4% of the total portfolio balance, driving $18.8 million of the increase in provision for bad debts.

Interest expense increased to $63.1 million for fiscal year 2016, compared to $29.4 million for fiscal year 2015, reflecting the increase in outstanding debt and an increase in our effective interest rate due to our outstanding asset-backed notes issued by our consolidated VIE.
Net income for fiscal year 2016 was $30.9 million, or $0.87 per diluted share, which included net charges of $8.0 million, or $0.17 per diluted share on an after-tax basis, primarily from legal and professional fees related to the exploration of strategic alternatives and securities-related litigation, sales tax audit reserves, and executive management transition costs, and included $1.4 million, or $0.02 per diluted share on an after-tax basis, of loss on extinguishment of debt. Net income for fiscal year 2015 was $58.5 million, or $1.59 per diluted share, which included charges and credits of $5.7 million, or $0.10 per diluted share on an after-tax basis, related to store closures and relocations, legal and professional fees related to our exploration of strategic alternatives and class action lawsuits, and severance charges.
Company Initiatives
We have continued to focus on initiatives that we believe should positively impact future results, including:

•	During fiscal 2016, we opened 15 new stores with six new stores in North Carolina and one new store in Arizona, Colorado, Georgia, Nevada, New Mexico, Oklahoma, South Carolina, Tennessee and Texas;

•
During fiscal 2016, we discontinued offering video game products, digital cameras, and certain tablets, which have lower gross margins and higher delinquency rates when compared to our other product offerings;

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
Outlook
The broad appeal of the Conn's store to our geographically diverse core demographic, the historical unit economics and current retail real estate market conditions provide us ample room for continued expansion. We plan to open approximately 10 to 15 new stores during fiscal year 2017. There are many markets in the United States with similar demographic characteristics as our current successful store base, which provides substantial opportunities for future growth. We plan to continue to improve our operating results by leveraging our existing infrastructure and seeking to continually optimize the efficiency of our marketing, merchandising, sourcing, distribution and credit operations. As we penetrate new markets, we expect to increase our purchase volumes, achieve distribution efficiencies and strengthen our relationships with our key vendors. We also expect our increased store base and higher net sales to further leverage our existing corporate and regional infrastructure.

Results of Operations
The following tables present certain financial and other information, on a consolidated and segment basis:

Consolidated:	Year ended January 31,			Change
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues:
Total net sales	$1,322,589	$1,220,976	$991,840	$101,613	$229,136
Finance charges and other	290,589	264,242	201,929	26,347	62,313
Total revenues	1,613,178	1,485,218	1,193,769	127,960	291,449
Cost and expenses:
Cost of goods sold	833,126	777,046	630,225	56,080	146,821
Selling, general and administrative expense	436,115	390,176	303,351	45,939	86,825
Provision for bad debts	222,177	192,439	96,224	29,738	96,215
Charges and credits	8,044	5,690	2,117	2,354	3,573
Total costs and expenses	1,499,462	1,365,351	1,031,917	134,111	333,434
Operating income	113,716	119,867	161,852	(6,151)	(41,985)
Interest expense	63,106	29,365	15,323	33,741	14,042
Loss on early extinguishment of debt	1,367	—	—	1,367	—
Other expense, net	—	—	10	—	(10)
Income before income taxes	49,243	90,502	146,519	(41,259)	(56,017)
Provision for income taxes	18,388	31,989	53,070	(13,601)	(21,081)
Net income	$30,855	$58,513	$93,449	$(27,658)	$(34,936)

Retail Segment:	Year ended January 31,			Change
(dollars in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues:
Product sales	$1,199,134	$1,117,909	$903,917	$81,225	$213,992
Repair service agreement commissions	109,730	90,009	75,671	19,721	14,338
Service revenues	13,725	13,058	12,252	667	806
Total net sales	1,322,589	1,220,976	991,840	101,613	229,136
Finance charges and other	1,639	2,566	1,522	(927)	1,044
Total revenues	1,324,228	1,223,542	993,362	100,686	230,180
Costs and Expenses:
Cost of goods	833,126	777,046	630,225	56,080	146,821
Selling, general and administrative expense(1)	313,694	286,925	226,525	26,769	60,400
Provision for bad debts	791	551	468	240	83
Charges and credits	8,044	5,690	2,117	2,354	3,573
Total costs and expenses	1,155,655	1,070,212	859,335	85,443	210,877
Operating income	168,573	153,330	134,027	15,243	19,303
Other expense (income), net	—	—	10	—	(10)
Income before income taxes	$168,573	$153,330	$134,017	$15,243	$19,313
Number of stores:
Beginning of fiscal year	90	79	68
Opened	15	18	14
Closed	(2)	(7)	(3)
End of fiscal year	103	90	79

Credit Segment:	Year ended January 31,			Change
(in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues -
Finance charges and other revenues	$288,950	$261,676	$200,407	$27,274	$61,269
Costs and expenses:
Selling, general and administrative expense(1)	122,421	103,251	76,826	19,170	26,425
Provision for bad debts	221,386	191,888	95,756	29,498	96,132
Total cost and expenses	343,807	295,139	172,582	48,668	122,557
Operating income (loss)	(54,857)	(33,463)	27,825	(21,394)	(61,288)
Interest expense	63,106	29,365	15,323	33,741	14,042
Loss on early extinguishment of debt	1,367	—	—	1,367	—
Income (loss) before income taxes	$(119,330)	$(62,828)	$12,502	$(56,502)	$(75,330)

(1)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses, and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. For the years ended January 31, 2016, 2015 and 2014, the amount of overhead allocated to each segment was $16.7 million, $12.4 million and $11.4 million, respectively. For the years ended January 31, 2016, 2015 and 2014, the amount of reimbursement made to the retail segment by the credit segment was $36.4 million, $29.8 million and $21.7 million, respectively.

Year ended January 31, 2016 compared to the year ended January 31, 2015
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Year Ended January 31,					%	Same Store
(dollars in thousands)	2016	% of Total	2015	% of Total	Change	Change	% Change
Furniture and mattress	$409,788	31.0%	$339,414	27.8%	$70,374	20.7%	9.3%
Home appliance	356,634	27.0	328,742	26.9	27,892	8.5	3.7
Consumer electronic	312,009	23.6	317,482	26.0	(5,473)	(1.7)	(7.5)
Home office	101,365	7.6	108,700	8.9	(7,335)	(6.7)	(11.5)
Other	19,338	1.5	23,571	1.9	(4,233)	(18.0)	(20.8)
Product sales	1,199,134	90.7	1,117,909	91.5	81,225	7.3	(0.1)
Repair service agreement commissions	109,730	8.3	90,009	7.4	19,721	21.9	4.6
Service revenues	13,725	1.0	13,058	1.1	667	5.1
Total net sales	$1,322,589	100.0%	$1,220,976	100.0%	$101,613	8.3%	0.5%

The following provides a summary of items impacting our product categories during the year ended January 31, 2016, compared to the prior fiscal year:

•	Furniture unit volume increased 26.4%, partially offset by a 3.9% decrease in average selling price;

•	Mattress unit volume increased 26.2%, partially offset by a 4.2% decrease in average selling price;

•
Home appliance unit volume increased 11.6%, partially offset by a 2.5% decrease in average selling price. Total sales for laundry increased 6.1%, refrigeration increased 8.4%, and cooking increased 11.6%;

•
Consumer electronic unit volume decreased 11.0%, partially offset by an 11.0% increase in average selling price. Television sales increased 7.8% as average selling price increased 8.7% with unit volume down 0.8%. Excluding the impact from exiting video game products and digital cameras, consumer electronics same store sales were flat;

•
Home office unit volume decreased 17.5%, partially offset by a 13.5% increase in average selling price. Excluding the impact from exiting certain tablets, home office same store sales decreased by 1.5%; and

•	The increase in repair service agreement commissions was driven by improved program performance resulting in higher retrospective commissions and increased retail sales.
The following table provides the change of the components of finance charges and other revenues:

	Year ended January 31,
(in thousands)	2016	2015	Change
Interest income and fees	$238,161	$211,063	$27,098
Insurance commissions	50,789	50,613	176
Other revenues	1,639	2,566	(927)
Finance charges and other revenues	$290,589	$264,242	$26,347
Interest income and fees of the credit segment increased over the prior year level primarily driven by a 22.2% increase in the average balance of the portfolio. Portfolio interest and fee yield declined 140 basis points year-over-year primarily as a result of the introduction of 18- and 24-month equal-payment, no-interest finance programs beginning in October 2014 to certain higher credit quality borrowers, which we discount to present value upon origination, resulting in a reduction in sales and customer receivables. The discount amount is amortized into finance charges and other revenues over the term of the contract at a lower rate than the average yield on the rest of the portfolio. Portfolio interest income and fee yield was also negatively impacted by higher provision for uncollectible interest and our discontinuation of charging customers certain payment fees.
The following table provides key portfolio performance information:

	Year ended January 31,
(dollars in thousands)	2016	2015
Interest income and fees	$238,161	$211,063
Net charge-offs	(180,421)	(120,112)
Interest expense	(63,106)	(29,365)
Net portfolio yield	$(5,366)	$61,586
Average portfolio balance	$1,458,326	$1,193,211
Interest income and fee yield	16.3%	17.7%
Net charge-off %	12.4%	10.1%
Cost of Goods and Retail Gross Margin

	Year ended January 31,
(dollars in thousands)	2016	2015	Change
Cost of goods sold	$833,126	$777,046	$56,080
Retail gross margin	37.0%	36.4%
The increase in retail gross margin was driven by the favorable shift in product mix, primarily towards the furniture and mattress category, and higher retrospective commissions on repair service agreements, partially offset by deleveraged warehousing costs and higher freight.
Selling, General and Administrative Expenses

	Year ended January 31,
(dollars in thousands)	2016	2015	Change
Selling, general and administrative expenses:
Retail segment	$313,694	$286,925	$26,769
Credit segment	122,421	103,251	19,170
Selling, general and administrative expenses - Consolidated	$436,115	$390,176	$45,939
As a percent of total revenues	27.0%	26.3%

The SG&A increase in the retail segment was primarily due to the opening of new stores resulting in higher sales-driven compensation, advertising costs, and facility-related costs. As a percent of segment revenues, SG&A for the retail segment in the current period increased 20 basis points as compared to the prior-year period primarily due to costs associated with store openings in new markets.
The increase in SG&A for the credit segment was driven by the hiring of additional collections personnel to service the 16.3% year-over-year increase in the customer receivable portfolio balance and anticipated near-term portfolio growth. As a percent of average total customer portfolio balance, SG&A for the credit segment in the current period decreased 30 basis points as compared to the prior year period due to the leverage achieved on a higher portfolio balance.
Provision for Bad Debts

	Year ended January 31,
(dollars in thousands)	2016	2015	Change
Provision for bad debts:
Retail Segment	$791	$551	$240
Credit Segment	221,386	191,888	29,498
Provision for bad debts - Consolidated	$222,177	$192,439	$29,738
Provision for bad debts - Credit segment, as a percent of average portfolio balance	15.2%	16.1%
The year-over-year increase in provision for bad debts was impacted by the following:

•	A 22.2% increase in the average receivable portfolio balance resulting from new store openings and same store growth over the past 12 months;

•	A 16.6% increase in the balances originated during the year compared to the prior year;

•	An increase of 20 basis points in the percentage of customer accounts receivable balances greater than 60 days delinquent to 9.9% at January 31, 2016; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $117.7 million, or 7.4% of the total portfolio balance, driving $18.8 million of the increase in provision for bad debts.

Charges and Credits

	Year ended January 31,
(in thousands)	2016	2015	Change
Store and facility closure costs	$637	$3,646	$(3,009)
Legal and professional fees related to the exploration of strategic alternative and securities-related litigation	3,153	1,135	2,018
Sales tax audit reserve	2,748	—	2,748
Executive management transition costs	1,506	—	1,506
Employee severance	—	909	(909)
	$8,044	$5,690	$2,354
During the years ended January 31, 2016 and 2015, we had costs associated with legal and professional fees related to our exploration of strategic alternatives (including our securitization transaction) and our securities-related litigation, and we closed and relocated under-performing retail locations and recorded the related charges. In connection with prior closures, we adjust the related lease obligations as more information becomes available. During the year ended January 31, 2016, we recorded a sales tax audit reserve based on a recent assessment of prior year periods and our estimate related to post-audit periods. and we had transition costs due to changes in the executive management team. During the year ended January 31, 2015, we had charges for severance.
Interest Expense
For the year ended January 31, 2016, net interest expense increased by $33.7 million from the prior year primarily reflecting the increase in outstanding debt and an increase in our effective interest rate due to the issued asset-backed notes by our consolidated VIE and the issuance of the Senior Notes on July 1, 2014.

Loss on Extinguishment of Debt
During the year ended January 31, 2016, we repurchased $23.0 million of face value of the Senior Notes for $22.9 million, which resulted in a loss on extinguishment of $0.5 million, primarily due to the write-off of related deferred costs. Also, in connection with entering into the amended revolving credit facility, we wrote-off $0.9 million of debt issuance costs related to the previous revolving credit facility for lenders that did not continue to participate.
Provision for Income Taxes

	Year ended January 31,
(dollars in thousands)	2016	2015	Change
Provision for income taxes	$18,388	$31,989	$(13,601)
As a percent of income before income taxes	37.3%	35.3%
The increase in the income tax rate for the year ended January 31, 2016 was impacted by a higher portion of the tax from state margin taxes as well as the prior period included a tax benefit due to the reversal of the valuation allowance against our net deferred tax assets related to individual state net operating loss carryforwards.
Year ended January 31, 2015 compared to the year ended January 31, 2014
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Year ended January 31,					%	Same store
(dollars in thousands)	2015	% of Total	2014	% of Total	Change	Change	% change
Furniture and mattress	$339,414	27.8%	$235,257	23.7%	$104,157	44.3%	22.5%
Home appliance	328,742	26.9	258,713	26.1	70,029	27.1	14.8
Consumer electronic	317,482	26.0	269,889	27.2	47,593	17.6	5.2
Home office	108,700	8.9	102,103	10.3	6,597	6.5	(3.0)
Other	23,571	1.9	37,955	3.8	(14,384)	(37.9)	(50.5)
Total product sales	1,117,909	91.5	903,917	91.1	213,992	23.7	8.3
Repair service agreement commissions	90,009	7.4	75,671	7.6	14,338	18.9	5.9
Service revenues	13,058	1.1	12,252	1.3	806	6.6
Total net sales	$1,220,976	100.0%	$991,840	100.0%	$229,136	23.1%	8.0%
The following provides a summary of items impacting our product categories during the year ended January 31, 2015, compared to the prior fiscal year:

•	Furniture unit volume increased 35.1% and the average selling price increased 7.5%;

•	Mattress unit volume increased 38.1% and the average selling price increased 9.1%;

•	Home appliances unit volume increased 40.5% offset by a 9.7% decrease in average selling price. Laundry sales increased 30.5%, refrigeration sales increased 26.6%, and cooking sales increased 22.6%;

•
Consumer electronic unit volume increased 13.5% and the average selling price increased 3.8%. Television sales increased 11.6% in total and was flat on a same store basis. Gaming hardware sales increased 347.1%;

•	Home office average selling price increased 16.1% offset by a 8.2% decrease in unit volume. Computer sales increased 8.9% while tablet sales declined 40.4%;

•	Other sales declined due to the exit of the lawn equipment category, which reduced year-over-year sales by $16.9 million;

•	The increase in repair service agreement commissions was driven primarily by increased product sales; and

•	Service revenue increased by 6.6% due to increased service technician staffing and in-house performance of certain warranty repair services.

The following table provides the change of the components of finance charges and other revenues:

	Year ended January 31,
(in thousands)	2015	2014	Change
Interest income and fees	$211,063	$155,703	$55,360
Insurance commissions	50,613	44,704	5,909
Other revenues	2,566	1,522	1,044
Finance charges and other revenue	$264,242	$201,929	$62,313
Interest income and fees of the credit segment increased over the prior year level primarily driven by a 37.2% increase in the average balance of the portfolio. Portfolio interest and fee yield declined 20 basis points year-over-year as a result of higher provision for uncollectible interest.
The following table provides key portfolio performance information:

	Year ended January 31,
(dollars in thousands)	2015	2014
Interest income and fees	$211,063	$155,703
Net charge-offs	(120,112)	(69,430)
Interest expense	(29,365)	(15,323)
Net portfolio yield	$61,586	$70,950
Average portfolio balance	$1,193,211	$869,561
Interest income and fee yield %	17.7%	17.9%
Net charge-off %	10.1%	8.0%

Cost of Goods and Retail Gross Margin

	Year ended January 31,
(dollars in thousands)	2015	2014	Change
Cost of goods sold	$777,046	$630,225	$146,821
Retail gross margin	36.4%	36.5%
For the year ended January 31, 2015, retail gross margin decreased 10 basis points due to the increase in product gross margin, primarily due to the shift in product mix towards the furniture and mattress category, that was more than offset by the increase in delivery, transportation and handling costs, also due to the shift in product mix, and lower margins on service revenues.
Selling, General and Administrative Expenses

	Year ended January 31,
(dollars in thousands)	2015	2014	Change
Selling, general and administrative expenses:
Retail segment	$286,925	$226,525	$60,400
Credit segment	103,251	76,826	26,425
Selling, general and administrative expenses - Consolidated	$390,176	$303,351	$86,825
As a percent of total revenues	26.3%	25.4%
For the year ended January 31, 2015, the SG&A increase was driven primarily by higher compensation, occupancy costs, advertising expenses and delivery costs.
The SG&A increase in the retail segment was primarily due to the opening of new stores resulting in higher sales-driven compensation, advertising costs, and facility related costs. As a percent of segment revenues, SG&A for the retail segment in the current period increased 70 basis points as compared to the prior-year period primarily due to costs associated with store openings in new markets.

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

Charges and Credits

	Year ended January 31,
(in thousands)	2015	2014	Change
Store and facility closure and relocation costs	$3,646	$2,117	$1,529
Legal and professional fees related to the exploration of strategic alternative and securities-related litigation	1,135	—	1,135
Employee severance	909	—	909
	$5,690	$2,117	$3,573
During the the years ended January 31, 2015 and 2014, we closed and relocated, a number of under-performing retail locations and recorded the related charges. In connection with prior closures, we adjust the related lease obligations as more information become available. In addition, during year ended January 31, 2015 we had charges for severance and costs associated with legal and professional fees related to the Company's exploration of strategic alternatives and class action lawsuits.
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
For the year ended January 31, 2015, the income tax rate included a tax benefit due to the reversal of the valuation allowance against our net deferred tax assets related to individual state net operating loss carryforwards.
Impact of Inflation and Changing Prices
We do not believe that inflation has had a material effect on our net sales or results of operations. However, price deflation, primarily in consumer electronics, has impacted our net sales and results of operations. Significant increases in oil and gasoline prices could adversely affect our customers' shopping decisions and payment patterns. We rely heavily on our distribution system and our next day delivery policy to satisfy our customers' needs and desires, and increases in oil and gasoline prices could result in increased distribution costs and delivery charges. If we are unable to effectively pass increased transportation costs on to the consumer, either by increased delivery costs or higher prices, such costs could adversely affect our results of operations. Conversely, significant decreases in oil and gasoline prices could negatively impact certain local economies in regions in which we have stores, impacting our customers employment or income, which could adversely affect our sales and collection of customer receivables.
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
We offer 12-month, no-interest finance programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived. Interest income is recognized based on our historical experience related to customers that fail to satisfy the requirements of the programs. We also offer 18- and 24-month equal-payment, no-interest finance programs to certain higher credit quality borrowers, which are discounted to their present value at origination, resulting in a reduction in sales and customer receivables, and the discount amount is amortized into finance charges and other revenues over the term of the contract. If a customer is delinquent in making a scheduled monthly payment (grace periods are provided), the account begins accruing interest based on the contract rate from the date of the last payment made.
We regularly extend or "re-age" a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which was subsequently resolved and the customer indicates a willingness and ability to resume making monthly payments. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation or have reached our limits for account re-aging. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay us. Our re-aging of customer accounts does not change the interest rate or the total amount due from the customer and typically does not reduce the monthly contractual payments. We may also charge the customer an extension fee, which approximates the interest owed for the time period the contract was past due. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the interest rate or the total amount due from the customer but does reduce the monthly contractual payments. Under these options, as with extensions, the customer must resolve the reason for delinquency and show a willingness and ability to resume making contractual monthly payments.
The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIE and receivables not transferred to the VIE):

	January 31,
(dollars in thousands, except average outstanding customer balance)	2016	2015	2014
Weighted average credit score of outstanding balances(1)	595	596	594
Average outstanding customer balance	$2,406	$2,357	$2,240
Balances 60+ days past due as a percentage of total customer portfolio balance(2)	9.9%	9.7%	8.8%
Re-aged balance as a percentage of total customer portfolio balance(2)	14.5%	13.4%	11.3%
Account balances re-aged more than six months	$62,288	$41,932	$21,168
Allowance for bad debts as a percentage of total customer portfolio balance	12.0%	10.8%	6.7%
Percent of total customer portfolio balance represented by no-interest option receivables	37.1%	32.8%	35.6%

	Year ended January 31,
(dollars in thousands, except average income of credit customer)	2016	2015	2014
Total applications processed	1,287,478	1,221,075	989,862
Weighted average origination credit score of sales financed(1)	615	608	602
Percent of total applications approved and utilized	42.7%	44.9%	50.3%
Average down payment	3.3%	3.6%	3.5%
Average income of credit customer at origination	$41,100	$40,400	$39,700
Percent of retail sales paid for by:
In-house financing, including down payment received	81.8%	78.0%	77.3%
Third-party financing	7.6%	10.8%	12.0%
Third-party rent-to-own option	4.5%	4.7%	3.1%
	93.9%	93.5%	92.4%

(1)	Credit scores exclude non-scored accounts.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.
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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the outstanding portfolio balance rose from 9.3% as of January 31, 2015 to 10.2% as of January 31, 2016. The percentage of non-restructured accounts greater than 60 days past due decreased 10 basis points over the prior year to 8.7% as of January 31, 2016.

We expect delinquency levels and charge-offs to remain elevated over the short-term. The increase in delinquency and changes in expectations for customer performance and cash recoveries on charged-off accounts are reflected in our projection models, resulting in an increase in the level of losses we expect to realize over the next twelve months.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 31.8% as of January 31, 2015 as compared to 35.5% as of January 31, 2016. This 370 basis point increase reflects the impact of higher delinquency rates and charge-offs from a year ago.
The percent of bad debt charge-offs, net of recoveries, to average portfolio balance was 10.1% for fiscal year 2015 compared to 12.4% for fiscal year 2016. The increase was primarily due to the higher level of delinquency experienced over the past twelve months.
As of January 31, 2016 and 2015, balances under no-interest finance programs were $589.1 million and $448.3 million, respectively. Amounts financed under these programs increased to 37.1% of the total portfolio balance as of January 31, 2016 from 32.8% as of January 31, 2015 due to the addition of the 18- and 24-month programs in October 2014. If the proportion of accounts financed under no-interest programs increases, the overall yield recognized on the average customer receivable balance will decline. Conversely, a decline in the proportion of accounts financed under no-interest programs will generally result in an increase in the overall yield recognized. The allowance for no-interest programs represents the portion of the accrued interest reported within customer accounts receivable at the end of each period which is not expected to be realized due to customers satisfying the requirements of the interest-free programs and is based on historical experience.
Liquidity and Capital Resources
We require liquidity and capital resources to finance our operations and future growth as we add new stores and markets to our operations, which in turn requires additional working capital for increased customer receivables and inventory. We generally finance our operations primarily through a combination of cash flow generated from operations, the use of our revolving credit facility, and through periodic securitizations of originated customer receivables.
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
In March 2016, we securitized $705.1 million of customer accounts receivables and issued two classes of asset-backed notes at a total face amount of $493.5 million secured by the customer accounts receivables, which resulted in net proceeds to us of approximately $478 million, net of transaction costs and reserves. The net proceeds were used to pay down the entire balance on our revolving credit facility and for other general corporate purposes.
Under the terms of the securitization transactions (the "VIEs"), the customer receivable principal and interest payment cash flows will go first to the servicer and the holders of the securitization notes, and then to the residual equity holder. We retain the servicing of the securitized portfolios and are receiving monthly fees of 4.75% (annualized) based on the outstanding balance of the securitized receivables. We currently hold all of the residual equity for the VIEs and hold the third class of asset-backed notes from the March 2016 securitization transaction. In addition, we, rather than the VIEs, will retain all credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charged-offs of the securitized receivables, which will continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as we consolidate the VIEs.
We plan to execute periodic securitizations of future originated customer receivables.
During fiscal 2016, we announced that the Board of Directors of the Company ("Board of Directors") authorized a repurchase program of up to an aggregate of $175.0 million of (i) shares of the Company's outstanding common stock; (ii) 7.250% Senior Notes Due 2022 (the "Senior Notes"); or (iii) a combination thereof. During fiscal 2016, we purchased 5.9 million shares of common stock, using $151.6 million of the $175.0 million repurchase authorization. Additionally, we utilized $22.9 million of the repurchase authorization to acquire $23.0 million of face value of our senior notes.
We believe, based on our current projections, that we have sufficient sources of liquidity to fund our operations, store expansion and updating activities, and capital programs for at least the next twelve months.
Operating cash flows. For the year ended January 31, 2016, net cash used by operating activities was $174.1 million, as compared to $189.9 million during the prior year. The decrease in net cash used by operating activities was primarily driven by higher net income when adjusted for non-cash activity, including the provision for bad debts and uncollectible interest, changes in deferred income taxes, and the amortization of debt issuance costs. Cash used in operating activities was also impacted by a higher cash use from working capital.

Investing cash flows. For the year ended January 31, 2016, net cash used in investing activities was $57.8 million compared to $42.4 million for the year ended January 31, 2015. The increase was primarily as a result of the current year period included a sale of one owned property whereas the prior year period included the sale of three owned properties.
Financing cash flows. For the year ended January 31, 2016, net cash provided by financing activities was $231.9 million compared to $238.8 million during the year ended January 31, 2015. During the current year, the consolidated VIE issued asset-backed notes resulting in net proceeds of approximately $1.08 billion, net of transaction costs. The net proceeds were used to pay down the balance on our revolving credit facility and to repurchase the Company's common stock and Senior Notes. Cash collections from the securitized receivables were used to make payments on the asset-backed notes. The revolving credit facility was used to provide funding as we originated new receivables after the securitization transaction. Related to the VIE, restricted cash was $78.6 million as of January 31, 2015. During the year ended January 31, 2015, we issued Senior Notes and received net proceeds of $243.4 million, which was used to pay down outstanding balances under our previous revolving credit facility.
Senior Notes. On July 1, 2014, we issued $250.0 million of unsecured Senior Notes due July 2022 bearing interest at 7.250%, pursuant to an indenture dated July 1, 2014 (the "Indenture"), among Conn's, Inc., its subsidiary guarantors (the "Guarantors") and U.S. Bank National Association, as trustee. The effective interest rate of the Senior Notes after giving effect to the discount and issuance costs is 7.8%. During the year ended January 31, 2016, we repurchased $23.0 million of face value of the Senior Notes for $22.9 million. As a result of the bond repurchases, we had a loss on extinguishment of $0.5 million, primarily due to the write-off of related deferred costs.
The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock ("restricted payments"); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations for restricted payments are only if one or more of the following occurred: (1) a default were to exist under the indenture, (2) if we could not satisfy a debt incurrence test, and (3) if the aggregate amount restricted payments would exceed an amount tied to the consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have had a leverage ratio, as defined under the Indenture, less than or equal to 2.50 to 1.0. Thus, as of January 31, 2016, $201.0 million would have been free from the dividend restriction. However, as a result of the revolving credit facility dividend restrictions, which are further described below, only $6.2 million would be available for dividends. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period.
Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
On April 24, 2015, the SEC declared effective the Company's registration statement on Form S-4 pursuant to which we exchanged the Senior Notes for an equivalent amount of 7.250% Senior Notes due July 2022 that are registered under the Securities Act of 1933, as amended (the "Exchange Notes").  The exchange offer was completed on June 1, 2015, and all of the outstanding Senior Notes were tendered in exchange for the Exchange Notes. The terms of the Exchange Notes are substantially identical to the Senior Notes.
In October 2015, the Company, the Guarantors and U.S. Bank National Association, as trustee, adopted, with the consent of the holders of a majority in the outstanding principal amount of the Senior Notes, the Second Supplemental Indenture (the "Supplemental Indenture"). Pursuant to the Supplemental Indenture, the Indenture was amended to extend, from May 1, 2014 to November 1, 2015, the beginning of the accounting period from which consolidated net income is calculated for purposes of determining the size of the "restricted payment basket" exception to the restricted payments limitation and to increase, from $75.0 million to $375.0 million, the dollar threshold exception to the restricted payments limitation. In November 2015, we paid $3.8 million as an aggregate consent fee to the consenting holders of the Senior Notes, recorded as deferred debt issuance costs, which will be amortized over the remaining life of the Senior Notes.
Asset-backed Notes. In September 2015, the VIE issued asset-backed notes at a face amount of $1.12 billion secured by the transferred customer accounts receivables and restricted cash held by the VIE, which resulted in net proceeds to us of approximately $1.08 billion, net of transaction costs and restricted cash held by the VIE. The net proceeds were used to pay down the entire balance on our previous revolving credit facility, to repurchase shares of the Company's common stock and Senior Notes, and for other general corporate purposes. The asset-backed notes consist of the following securities:

•
Asset-backed Fixed Rate Notes, Class A, Series 2015-A ("Class A Notes") in aggregate principal amount of $952.1 million that bear interest at a fixed annual rate of 4.565% and mature on September 15, 2020. The effective interest rate of the Class A Notes after giving effect to offering fees is 7.2%.

•
Asset-backed Fixed Rate Notes, Class B, Series 2015-A ("Class B Notes") in aggregate principal amount of $165.9 million that bear interest at a fixed annual rate of 8.500% and mature on September 15, 2020. The effective interest rate of the Class B Notes after giving effect to offering fees is 12.9%.

The Class A Notes and Class B Notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act. If an event of default were to occur under the indenture that governs the Class A Notes and Class B Notes, the payment of the outstanding amounts may be accelerated, in which event the cash proceeds of the receivables that otherwise might be released to the residual equity holder would instead be directed entirely toward repayment of the Class A Notes and Class B Notes, or if the receivables are liquidated, all liquidation proceeds could be directed solely to repayment of the Class A and Class B Notes. The holders of the Class A Notes and Class B Notes have no recourse to assets outside of the VIE. Events of default include, but are not limited to, failure to make required payments on the notes or specified bankruptcy-related events.
Revolving Credit Facility. On October 30, 2015, Conn's, Inc. and certain of its subsidiaries entered into the Third Amended and Restated Loan and Security Agreement with certain lenders, that provides for an $810.0 million asset-based revolving credit facility (the "revolving credit facility") under which availability is subject to a borrowing base. The revolving credit facility resulted in various changes to the previous credit facility, including:

•	Extended the maturity date from November 25, 2017 to October 30, 2018;

•	Increased the maximum total leverage ratio covenant (ratio of total liabilities less the sum of qualified cash and ABS qualified cash to tangible net worth) from 2.0x to 4.0x;

•
Added a new maximum "ABS excluded" leverage ratio covenant (ratio of total liabilities (excluding liabilities of the consolidated VIEs and other permitted securitization transactions) less qualified cash to tangible net worth) of 2.0x;

•	Replaced the fixed charge coverage ratio covenant with a minimum interest coverage ratio covenant of 2.0x;

•	Reduced the maximum accounts receivable advance rate from 80% to 75%;

•	Included a fourth quarter seasonal step-down in the cash recovery covenant from 4.5% to 4.25%;

•	Increased the maximum inventory component of the borrowing base from $100.0 million to $175.0 million;

•	Modified the conditions for repurchases of the Company's common stock, including changes in the liquidity test and the elimination of the fixed charge coverage ratio test;

•	Included a new liquidity test for repurchases and redemptions of our debt; and

•
Modified our ability to effect future securitizations of our customer receivables portfolio, including removing the consent rights of the lenders and establishing set criteria for permitted securitizations.

In connection with entering into the revolving credit facility, we wrote-off $0.9 million of debt issuance costs related to the previous revolving credit facility for lenders that did not continue to participate. Also, we paid $3.0 million of debt issuance costs, recorded as other assets, which will be amortized ratably over the remaining term of the revolving credit facility along with the debt issuance costs remaining from the previous revolving credit facility.
Loans under the revolving credit facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.5% to 3.0% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.5% to 2.0% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. The weighted average interest rate on borrowings outstanding under the revolving credit facility was 3.3% for the year ended January 31, 2016. We also pay an unused fee on the portion of the commitments that are available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the outstanding balance and letters of credit of the revolving credit facility.
The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of January 31, 2016, we had immediately available borrowing capacity of $169.2 million under our revolving credit facility, net of standby letters of credit issued of $1.1 million. We also had $310.5 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances.

The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may make dividends and distributions to the Company and other obligors under the revolving credit facility without restriction. As of January 31, 2016, $6.2 million would have been free from the dividend restriction in the revolving credit facility. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.
Debt Covenants. We were in compliance with our debt covenants at January 31, 2016. A summary of the significant financial covenants that govern our revolving credit facility compared to our actual compliance status at January 31, 2016 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio must equal or exceed minimum	2.23:1.00	2.00:1.00
Leverage Ratio must not exceed maximum	2.59:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.41:1.00	2.00:1.00
Cash Recovery Percent (fourth quarter) must exceed stated amount	4.54%	4.25%
Capital Expenditures, net, must not exceed maximum	$35.9 million	$75.0 million
All capitalized terms in the above table are defined by the revolving credit facility, as amended, and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for the Cash Recovery Percent, which is calculated monthly on a trailing three-month basis, and Capital Expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter. On February 16, 2016, we entered into an amendment to our revolving credit facility, effective as of January 31, 2016, that excludes non-cash deferred amortization of debt related transaction costs from interest expense and provides for 18 months subsequent to the closing of a securitization transaction in which the Cash Recovery Percent will be determined based on the portfolio of contracts subject to the (i) securitization facilities; and (ii) a lien under the revolving credit facility.
Capital expenditures. We lease the majority of our stores under operating leases, and our plans for future store locations include primarily operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.0 million and $1.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.5 million and $1.0 million per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationship and funding sources and alternatives for new stores, which may include "sale-leaseback" or direct "purchase-lease" programs, as well as other funding sources for our purchase and construction of those projects. If we are successful in these relationship developments, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores, but could include full ownership. During fiscal year 2016, we opened 15 new stores and plan to open approximately 10 to 15 new stores during fiscal year 2017. Our anticipated capital expenditures for fiscal year 2017 is between $40.0 million and $45.0 million, net of tenant improvement allowances to be received and proceeds from the sale of property.

Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of January 31, 2016:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments:
Revolving credit facility(1)	$358,312	$10,584	$347,728	$—	$—
Senior Notes	333,425	16,457	32,915	32,915	251,138
Class A Notes(2)	667,797	25,171	50,341	592,285	—
Class B Notes(2)	231,119	14,101	28,203	188,815	—
Capital lease obligations	2,817	949	1,653	215	—
Operating leases:
Real estate	425,774	50,124	98,618	93,592	183,440
Equipment	4,678	2,193	2,358	127	—
Contractual commitments(3)	101,041	99,732	1,309	—	—
Total	$2,124,963	$219,311	$563,125	$907,949	$434,578

(1)	Estimated interest payments are based on the outstanding balance as of January 31, 2016 and the interest rate in effect at that time.

(2)
The payments due by period for Class A Notes and Class B Notes were based on the maturity date of September 15, 2020 at their respective fixed annual interest rate. Actual principal and interest payments will be provided based on the proceeds from the securitized customer accounts receivables.

(3)
Contractual commitments primarily includes commitments to purchase inventory of $63.9 million and capital expenditures of $29.4 million, which is not reduced for any reimbursements we might receive for tenant improvement allowances from landlords, with the remaining commitments for advertising and other services. The timing of the payments is subject to change based upon actual receipt and the terms of payment with the vendor.

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Certain accounting policies, as described below, are considered "critical accounting policies" because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact to our consolidated financial statements. We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates. A summary of all of our significant accounting policies is included Note 1, Summary of Significant Accounting Policies, of the Consolidated Financial Statements in Part II, Item 8, of this Annual Report on Form 10-K.
Allowance for doubtful accounts. We establish an allowance for doubtful accounts, including estimated uncollectible interest, to cover probable and estimable losses on our customer accounts receivable resulting from the failure of customers to make contractual payments. Our customer portfolio balance consists of a large number of relatively small, homogeneous accounts. None of our accounts are large enough to warrant individual evaluation for impairment.
We monitor the aging of our past due accounts closely and focus our collection efforts on preventing accounts from becoming 60 days past due or greater, which is a leading indicator of potential charge-off. We record an allowance for doubtful accounts for our non-TDR customer accounts receivable that we expect to charge-off over the next twelve months based on our historical cash collection and net loss experience using a projection of monthly delinquency performance, cash collections and losses. In addition to pre-charge-off cash collections and charge-off information, estimates of post-charge-off recoveries, including cash payments, amounts realized from the repossession of the products financed and, at times, payments received under credit insurance policies are also considered.
We determine reserves for those accounts that are TDR based on the discounted present value of cash flows expected to be collected over the life of those accounts. The excess of the carrying amount over the discounted cash flow amount is recorded as a reserve for loss on those accounts. As a result of our practice of re-aging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off could be impacted. If these accounts had been charged-off sooner the historical net loss rates might have been higher. TDR and non-TDR accounts are segregated for reporting and measurement purposes.
As of January 31, 2016 and 2015, the balance of allowance for doubtful accounts and uncollectible interest for non-TDR customer receivables was $149.2 million and $118.8 million, respectively. As of January 31, 2016 and 2015, the amount included in the allowance for doubtful accounts associated with principal and interest on TDR accounts was $41.8 million and $28.2 million, respectively.
Interest income on customer accounts receivable. Interest income is accrued using the interest method for installment contracts and is reflected in finance charges and other revenues. Typically, interest income is accrued until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Interest income on installment contracts with our customers is based on the rule of 78s. In order to convert the interest income recognized to the interest method, we have recorded the excess earnings of rule of 78s over the interest method as deferred revenue on our balance sheets. Our calculation of interest income also includes an estimate of the benefit from future prepayments based on our historical experience. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off. Interest income is recognized on short-term, interest-free credit programs based on our historical experience related to customers that fail to satisfy the requirements of the interest-free programs. Additionally, for sales financed under our 18- and 24-month equal-payment, no-interest finance programs, we discount the sales to present value, resulting in a reduction in sales. We recognize interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows. At January 31, 2016 and 2015, there was $5.2 million and $11.2 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities.
Inventories. Inventories consist of merchandise purchased for resale and parts and are recorded at the lower of cost or market. The carrying value of the inventory is reduced to its net realizable value for any items with excess of carrying amount, typically weighted average cost, over the amount we expect to realize from the ultimate sale or other disposition of the inventory, with a corresponding charge to cost of sales. The write-down of inventory to net realizable value are estimated based on assumptions regarding inventory aging, projected consumer demand and market availability, and obsolescence of products on hand. A 10% difference in our actual inventory reserve at January 31, 2016, would have affected our cost of goods sold by $0.1 million.
Impairment of Long-Lived Assets. Long-lived assets are evaluated for impairment, primarily at the retail store level. We monitor store performance in order to assess if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store's performance. For property and equipment held and used, we recognize an impairment loss if the carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. Fair value is determined by discounting the anticipated cash flows over the remaining term of the lease utilizing certain unobservable inputs. For the years ended January 31, 2016, 2015, and 2014, no impairment charges were recorded.
Vendor allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, training and promotion programs, referred to as vendor allowances, which are recorded on the accrual basis. The terms of vendor programs range between one month and one year. We estimate the vendor allowances to accrue based on the progress of satisfying the terms of the programs based on actual and projected sales or purchase of qualifying products. If the programs are related to product purchases, the vendor allowances are recorded as a reduction of product cost in inventory still on hand with any remaining amounts recorded as a reduction of cost of goods sold. During the years ended January 31, 2016, 2015 and 2014, we recorded $145.4 million, $116.4 million and $89.3 million, respectively, as reductions in cost of goods sold from vendor allowances.
Recent Accounting Pronouncements
The information related to recent accounting pronouncements as set forth in Note 1, Summary of Significant Accounting Policies, of the Consolidated Financial Statements in Part II, Item 8, of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates. We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. Our Senior Notes and asset-backed notes bear interest at a fixed rate and would not be affected by interest rate changes.
Loans under the revolving credit facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.5% to 3.0% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.5% to 2.0% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is a rate per annum equal to the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our quarterly average net availability under the borrowing base and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the revolving credit facility. As of January 31, 2016, the balance outstanding under our revolving credit facility was $329.2 million. A 100 basis point increase in interest rates on the revolving credit facility would increase our borrowing costs by $3.3 million over a 12-month period, based on the balance outstanding at January 31, 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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
Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2016. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment and those criteria, management believes that, as of January 31, 2016, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of January 31, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Conn's, Inc.
The Woodlands, Texas
March 29, 2016

/s/ Thomas R. Moran
Thomas R. Moran
Executive Vice President and Chief Financial Officer

/s/ Norman Miller
Norman Miller
Chief Executive Officer and President

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Conn's, Inc.
We have audited Conn's, Inc. and subsidiaries' internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Conn's, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Conn's, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Conn's, Inc. and subsidiaries as of January 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2016 of Conn's, Inc. and subsidiaries and our report dated March 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 29, 2016

Report Of Independent Registered Public Accounting Firm
We have audited the accompanying consolidated balance sheets of Conn's, Inc. and subsidiaries as of January 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conn’s, Inc. and subsidiaries at January 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, during fiscal 2016 the Company changed the manner in which it accounts for delivery, transportation and handling costs and the manner in which it accounts for debt issuance costs and deferred taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Conn's, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 29, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 29, 2016

CONN'S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$12,254	$12,223
Restricted cash (all held by the VIE)	78,576	—
Customer accounts receivable, net of allowance (includes VIE balance of $390,150 as of January 31, 2016)	743,931	643,094
Other accounts receivable	95,404	67,703
Inventories	201,969	159,068
Income taxes recoverable	10,774	11,058
Prepaid expenses and other current assets	20,092	12,529
Total current assets	1,163,000	905,675
Long-term portion of customer accounts receivable, net of allowance (includes VIE balance of $331,254 as of January 31, 2016)	631,645	558,257
Property and equipment, net	151,483	120,218
Deferred income taxes	70,219	53,545
Other assets	8,953	8,109
Total assets	$2,025,300	$1,645,804
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$799	$395
Accounts payable	86,797	85,355
Accrued compensation and related expenses	9,337	12,151
Accrued expenses	30,037	27,479
Income taxes payable	2,823	3,450
Deferred revenues and other credits	16,332	16,179
Total current liabilities	146,125	145,009
Deferred rent	74,559	52,792
Long-term debt and capital lease obligations (includes VIE balance of $699,515 as of January 31, 2016)	1,248,879	772,497
Other long-term liabilities	17,456	21,836
Total liabilities	1,487,019	992,134
Commitments and contingencies
Stockholders' equity:
Preferred stock ($0.01 par value, 1,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000 shares authorized; 30,630 and 36,352 shares issued, respectively)	306	364
Additional paid-in capital	85,209	231,395
Retained earnings	452,766	421,911
Total stockholders' equity	538,281	653,670
Total liabilities and stockholders' equity	$2,025,300	$1,645,804
See notes to consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended January 31,
	2016	2015	2014
Revenues:
Product sales	$1,199,134	$1,117,909	$903,917
Repair service agreement commissions	109,730	90,009	75,671
Service revenues	13,725	13,058	12,252
Total net sales	1,322,589	1,220,976	991,840
Finance charges and other revenues	290,589	264,242	201,929
Total revenues	1,613,178	1,485,218	1,193,769
Costs and expenses:
Cost of goods sold	833,126	777,046	630,225
Selling, general and administrative expenses	436,115	390,176	303,351
Provision for bad debts	222,177	192,439	96,224
Charges and credits	8,044	5,690	2,117
Total costs and expenses	1,499,462	1,365,351	1,031,917
Operating income	113,716	119,867	161,852
Interest expense	63,106	29,365	15,323
Loss on extinguishment of debt	1,367	—	—
Other expense, net	—	—	10
Income before income taxes	49,243	90,502	146,519
Provision for income taxes	18,388	31,989	53,070
Net income	$30,855	$58,513	$93,449
Earnings per share:
Basic	$0.88	$1.61	$2.61
Diluted	$0.87	$1.59	$2.54
Weighted average common shares outstanding:
Basic	35,084	36,232	35,779
Diluted	35,557	36,900	36,861
See notes to consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended January 31,
	2016	2015	2014
Net income	$30,855	$58,513	$93,449
Change in fair value of hedges	—	155	190
Impact of provision for income taxes on comprehensive income	—	(55)	(67)
Comprehensive income	$30,855	$58,613	$93,572
See notes to consolidated financial statements

CONN'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

				Accumulated
				Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance January 31, 2013	35,191	$352	$204,372	$(223)	$269,949	$474,450
Issuance of common stock	—	—	—	—	—	—
Exercise of options and vesting of restricted stock, net of tax	908	9	16,323	—	—	16,332
Issuance of common stock under Employee Stock Purchase Plan	28	—	987	—	—	987
Stock-based compensation	—	—	3,949	—	—	3,949
Net income	—	—	—	—	93,449	93,449
Change in fair value of hedges, net of tax of $67	—	—	—	123	—	123
Balance January 31, 2014	36,127	361	225,631	(100)	363,398	589,290
Exercise of options and vesting of restricted stock, net of tax	183	2	598	—	—	600
Issuance of common stock under Employee Stock Purchase Plan	41	1	1,069	—	—	1,070
Stock-based compensation	—	—	4,097	—	—	4,097
Net income	—	—	—	—	58,513	58,513
Change in fair value of hedges, net of tax of $55	—	—	—	100	—	100
Balance January 31, 2015	36,351	364	231,395	—	421,911	653,670
Exercise of options and vesting of restricted stock, net of tax	195	2	(45)	—	—	(43)
Issuance of common stock under Employee Stock Purchase Plan	49	—	969	—	—	969
Repurchase of common stock	(5,965)	(60)	(151,721)	—	—	(151,781)
Stock-based compensation	—	—	4,611	—	—	4,611
Net income	—	—	—	—	30,855	30,855
Balance January 31, 2016	30,630	$306	$85,209	$—	$452,766	$538,281
See notes to consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended January 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$30,855	$58,513	$93,449
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	22,706	18,485	13,477
Amortization of debt issuance costs	13,437	3,119	3,340
Provision for bad debts and uncollectible interest	258,157	219,347	110,302
Loss on extinguishment of debt	1,367	—	—
Stock-based compensation expense	4,611	4,097	3,949
Excess tax benefits from stock-based compensation	(611)	(1,293)	(5,706)
Charges, net of credits, for store and facility closures	637	3,646	2,117
Deferred income taxes	(16,674)	(25,540)	(1,187)
Loss (gain) from sale of property and equipment	(1,338)	(211)	10
Tenant improvement allowances received from landlords	21,822	23,781	10,047
Other	—	47	—
Change in operating assets and liabilities:
Customer accounts receivable	(432,382)	(436,018)	(403,921)
Other accounts receivables	(24,421)	(8,087)	(5,730)
Inventories	(42,901)	(38,537)	(46,846)
Other assets	(2,759)	(4,480)	(1,403)
Accounts payable	4,074	(3,374)	13,252
Accrued expenses	(2,095)	6,548	4,120
Income taxes	(344)	(8,345)	(3,761)
Deferred rent, revenues and other credits	(8,263)	(1,599)	4,229
Net cash used in operating activities	(174,122)	(189,901)	(210,262)
Cash flows from investing activities:
Purchase of property and equipment	(63,405)	(61,696)	(52,127)
Proceeds from sales of property	5,647	19,283	44
Net cash used in investing activities	(57,758)	(42,413)	(52,083)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	1,118,000	—	—
Payments on asset-backed notes	(400,717)	—	(32,513)
Changes in restricted cash balances	(78,576)	—	4,717
Borrowings from revolving credit facility	606,288	487,305	451,593
Payments on revolving credit facility	(805,193)	(494,150)	(179,038)
Proceeds from issuance of senior notes, net of issuance costs	—	243,400	—
Repurchase of senior notes	(22,965)	—	—
Payment of debt issuance costs and amendment fees	(35,776)	—	—
Repurchase of common stock	(151,781)	—	—
Proceeds from stock issued under employee benefit plans	2,653	1,669	17,318
Excess tax benefits from stock-based compensation	611	1,293	5,706
Other	(633)	(707)	(3,560)
Net cash provided by financing activities	231,911	238,810	264,223
Net change in cash and cash equivalents	31	6,496	1,878
Cash and cash equivalents, beginning of period	12,223	5,727	3,849
Cash and cash equivalents, end of period	$12,254	$12,223	$5,727
Non-cash investing and financing activities:
Capital lease asset additions and related obligations	$2,187	$304	$797
Property and equipment purchases not yet paid	$4,475	$5,867	$—
Supplemental cash flow data:
Cash interest paid	$49,192	$26,056	$11,689
Cash income taxes paid, net	$36,894	$64,738	$52,405
See notes to consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
Business. Conn's is a leading specialty retailer that offers a broad selection of quality, branded durable consumer goods and related services in addition to a proprietary credit solution for its core credit constrained consumers. We operate an integrated and scalable business through our retail stores and website. Our complementary product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit offering provides financing solutions to a large, under-served population of credit constrained consumers who typically have limited banking options.
We operate two reportable segments: retail and credit. Our retail stores bear the "Conn's" or "Conn's HomePlus" name with all of our stores providing the same products and services to a common customer group. Our stores follow the same procedures and methods in managing their operations. Our retail business and credit business are operated independently from each other. The credit segment is dedicated to providing short- and medium-term financing for our retail customers. The retail segment is not involved in credit approval decisions. Our management evaluates performance and allocates resources based on the operating results of the retail and credit segments.
Variable Interest Entity. In September 2015, we securitized $1.4 billion of customer accounts receivables by transferring the receivables to a bankruptcy-remote variable-interest entity (the "VIE"). The VIE issued asset-backed notes at a face amount of $1.12 billion secured by the transferred portfolio balance, which resulted in net proceeds to us of approximately $1.08 billion, net of transaction costs and restricted cash held by the VIE. The net proceeds were used to pay down the entire balance on our revolving credit facility, to repurchase shares of the Company's common stock and Senior Notes, and for other general corporate purposes. We currently hold the residual equity of the VIE, which we may elect to retain all or a portion of the residual equity of the VIE if that is determined to be in our best economic interest.
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
Refer to Note 7, Debt and Capital Lease Obligations, and Note 15, Variable Interest Entity, for additional information.
Subsequent Event. In March 2016, we securitized $705.1 million of customer accounts receivables by transferring the receivables to a new bankruptcy-remote variable-interest entity (the "2016 VIE" or together with the VIE, the "VIEs"). The 2016 VIE issued two classes of asset-backed notes at a total face amount of $493.5 million secured by the transferred customer accounts receivables, which resulted in net proceeds to us of approximately $478 million, net of transaction costs and reserves. The net proceeds were used to pay down the entire balance on our revolving credit facility and for other general corporate purposes. Similar to the VIE, we retain the servicing of the securitized portfolio and have a variable interest in the 2016 VIE by holding the residual equity as well as a third class of asset-backed notes. As a result, while holding all or a significant portion of the residual equity or the third class of asset-backed notes of the 2016 VIE, we will consolidate the 2016 VIE within our financial statements.
Principles of Consolidation. The consolidated financial statements include the accounts of Conn's, Inc. and its wholly-owned subsidiaries, including the VIE. Conn's, Inc., a Delaware corporation, is a holding company with no independent assets or operations other than its investments in its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
Fiscal Year. Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The allowance for doubtful accounts, allowances for no-interest option credit programs, and deferred interest are particularly sensitive given the size of our customer portfolio balance.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended January 31,
(in thousands)	2016	2015	2014
Weighted average common shares outstanding - Basic	35,084	36,232	35,779
Dilutive effect of stock options and restricted stock units	473	668	1,082
Weighted average common shares outstanding - Diluted	35,557	36,900	36,861
For the years ended January 31, 2016, 2015 and 2014, the weighted average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 388,000, 116,000 and 35,000, respectively.
Repurchase Program. During fiscal 2016, we announced that the Board of Directors of the Company ("Board of Directors") authorized a repurchase program of up to an aggregate of $175.0 million of (i) shares of the Company's outstanding common stock; (ii) 7.250% Senior Notes Due 2022 (the "Senior Notes"); or (iii) a combination thereof. During fiscal 2016, we purchased 5.9 million shares of common stock, using $151.6 million of the $175.0 million repurchase authorization. Additionally, we utilized $22.9 million of the repurchase authorization to acquire $23.0 million of face value of our senior notes.
Stockholders' Rights Plan. On October 6, 2014, we adopted a stockholders' rights plan whereby the Board of Directors declared a dividend of one right for each outstanding share of the Company's common stock to stockholders of record on October 16, 2014. On September 2, 2015, the Board of Directors approved the termination of the Company's stockholder rights plan, and the rights plan was terminated, effective September 10, 2015.
Cash and Cash Equivalents. We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Credit card deposits in-transit of $6.5 million and $6.5 million, as of January 31, 2016 and 2015, respectively, are included in cash and cash equivalents.
Restricted Cash. The restricted cash balance as of January 31, 2016 includes $64.2 million of cash we collected as servicer on the securitized receivables that was remitted to the VIE and $14.4 million of cash held by the VIE as additional collateral for the asset-backed notes.
Inventories. Inventories consist of finished goods or parts and are valued at the lower of weighted average cost or market.
Vendor Allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, and promotion programs, collectively referred to as vendor allowances, which are recorded on the accrual basis. We estimate the vendor allowances to accrue based on the progress of satisfying the terms of the programs based on actual and projected sales or purchase of qualifying products. If the programs are related to product purchases, the vendor allowances are recorded as a reduction of product cost in inventory still on hand with any remaining amounts recorded as a reduction of cost of goods sold. During the years ended January 31, 2016, 2015 and 2014, we recorded $145.4 million, $116.4 million and $89.3 million, respectively, as reductions in cost of goods sold from vendor allowances.
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
Impairment of Long-Lived Assets. Long-lived assets are evaluated for impairment, primarily at the retail store level. We monitor store performance in order to assess if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store's performance. For property and equipment held and used, we recognize an impairment loss if the carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and estimated fair value. Fair value is determined by discounting the anticipated cash flows over the remaining term of the lease utilizing certain unobservable inputs (Level 3). For the years ended January 31, 2016, 2015, and 2014, no impairment charges were recorded.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In an effort to mitigate losses on our accounts receivable, we may make loan modifications to a borrower experiencing financial difficulty. In our role as servicer, we may also make modifications to loans held by the VIE. The loan modifications are intended to maximize net cash flow after expenses and avoid the need to repossess collateral or exercise legal remedies available to us. We may extend or "re-age" a portion of our customer accounts, which involve modifying the payment terms to defer a portion of the cash payments due. Our re-aging of customer accounts does not change the interest rate or the total amount due from the customer and typically does not reduce the monthly contractual payments. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the interest rate or the total amount due from the customer but does reduce the monthly contractual payments. We consider accounts that have been re-aged in excess of three months or refinanced as Troubled Debt Restructurings ("TDR" or "Restructured Accounts").
Allowance for doubtful accounts. We establish an allowance for doubtful accounts, including estimated uncollectible interest, to cover probable and estimable losses on our customer accounts receivable resulting from the failure of customers to make contractual payments. Our customer portfolio balance consists of a large number of relatively small, homogeneous accounts. None of our accounts are large enough to warrant individual evaluation for impairment.
We record an allowance for doubtful accounts for our non-TDR customer accounts receivable that we expect to charge-off over the next twelve months based on our historical cash collection and net loss experience using a projection of monthly delinquency performance, cash collections and losses. In addition to pre-charge-off cash collections and charge-off information, estimates of post-charge-off recoveries, including cash payments, amounts realized from the repossession of the products financed and payments received under credit insurance policies are also considered.
We determine allowances for those accounts that are TDR based on the discounted present value of cash flows expected to be collected over the life of those accounts. The excess of the carrying amount over the discounted cash flow amount is recorded as an allowance for loss on those accounts.
Interest income on customer accounts receivable. Interest income is accrued using the interest method for installment contracts and is reflected in finance charges and other revenues. Typically, interest income is accrued until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Interest income on installment contracts with our customers is based on the rule of 78s. In order to convert the interest income recognized to the interest method, we have recorded the excess earnings of rule of 78s over the interest method as deferred revenue on our balance sheets. Our calculation of interest income also includes an estimate of the benefit from future prepayments based on our historical experience. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off. At January 31, 2016 and 2015, there was $5.2 million and $11.2 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities.
We offer 12-month, no-interest finance programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived. Interest income is recognized based on our historical experience related to customers that fail to satisfy the requirements of the programs. We also offer 18- and 24-month equal-payment, no-interest finance programs to certain higher credit quality borrowers, which are discounted to their present value at origination, resulting in a reduction in sales and customer receivables, and the discount amount is amortized into finance charges and other revenues over the term of the contract. If a customer is delinquent in making a scheduled monthly payment (grace periods are provided), the account begins accruing interest based on the contract rate from the date of the last payment made.
We recognize interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows.
We typically only place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. At January 31, 2016 and 2015, customer receivables carried in non-accrual status were $20.6 million and $13.7 million, respectively. At January 31, 2016 and 2015, customer receivables that were past due 90 days or more and still accruing interest totaled $115.1 million and $97.1 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition. Revenue from the sale of retail products are recognized at the time the customer takes possession of the product. Such revenue is recognized net of any adjustments for sales incentive offers such as discounts, coupons, rebates or other free products or services and discounts of sales on advertised credit that extend beyond one year. We sell repair service agreements and credit insurance contracts on behalf of unrelated third-parties. For contracts where third-parties are the obligor on the contract, commissions are recognized in revenue at the time of sale, and in the case of retrospective commissions, at the time that they are earned. Service revenues are recognized at the time service is provided to the customer.
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
We classify amounts billed to customers for delivery, transportation and handling as revenues, with the related costs included in cost of goods sold.
Expense Classifications. We record as cost of goods sold, the direct cost of products and parts sold and related costs for delivery, transportation and handling, inbound freight, receiving, inspection, and other costs associated with the operations of our distribution system, including occupancy related to our warehousing operations. The costs associated with our merchandising, advertising, sales commissions, and all store occupancy costs, are included in selling, general and administrative expense.
Advertising Costs. Advertising costs are expensed as incurred. For the years ended January 31, 2016, 2015 and 2014, advertising expense was $89.9 million, $81.8 million and $50.7 million, respectively.
Stock-based Compensation. For stock option grants, we use the Black-Scholes model to determine fair value. For grants of restricted stock units, the fair value of the grant is the market value of our stock at the date of issuance. Stock-based compensation expense is recorded, net of estimated forfeitures, on a straight-line basis over the vesting period of the applicable grant.
Self-insurance. We are self-insured for certain losses relating to group health, workers' compensation, automobile, general and product liability claims. We have stop-loss coverage to limit the exposure arising from these claims. Self-insurance losses for claims filed and claims incurred, but not reported, are accrued based upon our estimates of the aggregate liability for claims incurred using development factors based on historical experience.
Income Taxes. We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. We follow the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards, as measured using the enacted tax rates expected to be in effect when the temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. To the extent penalties and interest are incurred, we record these charges as a component of our provision for income taxes.
We review and update our tax positions as necessary to add any new uncertain tax positions taken, or to remove previously identified uncertain positions that have been adequately resolved. Additionally, uncertain positions may be remeasured as warranted by changes in facts or law. Accounting for uncertain tax positions requires estimating the amount, timing and likelihood of ultimate settlement.
Accounting for Leases. We lease the majority of our current store locations and certain of our facilities and operating equipment under operating leases. The fixed, non-cancelable terms of our real estate leases are generally five to 15 years and generally include renewal options that allow us to extend the term beyond the initial non-cancelable term. Most of the real estate leases require payment of real estate taxes, insurance and certain common area maintenance costs in addition to future minimum lease payments. Equipment leases generally provide for initial lease terms of three to seven years and provide for a purchase right at the end of the lease term at the then fair market value of the equipment.
Certain of our operating leases contain predetermined fixed escalations of the minimum rental payments over the lease. For these leases, we recognize the related rental expense on a straight-line basis over the term of the lease, which commences for accounting purposes on the date we have access and control over the leased store (possession). Possession generally occurs prior to the making of any lease payments and approximately 90 to 120 days prior to the opening of a store. In the early years of a lease with rent escalations, the recorded rent expense will exceed the actual cash payments. The amount of rent expense that exceeds the cash payments is recorded as deferred rent in the consolidated balance sheet. In the later years of a lease with rent escalations, the recorded rent expense will be less than the actual cash payments. The amount of cash payments that exceed the rent expense is

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

then recorded as a reduction to deferred rent. As of January 31, 2016 and 2015, deferred rent related to lease agreements with escalating rent payments was $20.9 million and $15.9 million, respectively.
Additionally, certain operating leases contain terms which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement (tenant allowances). We record the amount to be remitted by the landlord as a tenant allowance receivable as we earn it under the terms of the contract. At the same time, we record deferred rent in an equal amount in the consolidated balance sheet. The tenant allowance receivable is reduced as cash is received from the landlord, while the deferred rent is amortized as a reduction to rent expense over the lease term. As of January 31, 2016 and 2015, deferred rent related to tenant allowances, including both current and long-term portions, was $60.9 million and $42.7 million, respectively.
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
The fair value of cash and cash equivalents and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a Level 3 discounted cash flow analysis, approximates their carrying amount. The fair value of our revolving credit facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At January 31, 2016, the fair value of the Senior Notes, which was determined using Level 1 inputs, was $183.3 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At January 31, 2016, the fair value of the Class A Notes and Class B Notes, which were determined using Level 2 inputs based on inactive trading activity, approximates their carrying value.
Change in Accounting Policy. During the fourth quarter of fiscal year 2016, we changed our accounting policy for the presentation of delivery, transportation and handling costs. Total delivery, transportation and handling costs exceed 4% of total retail sales, and have increased over 100 basis points since fiscal year 2013. This increase reflects changes in the business to a higher proportion of sales related to furniture, mattress, and appliances. Under the new accounting policy, delivery, transportation and handling costs are included in cost of goods sold, whereas previously they were presented separately as an operating expense. Delivery, transportation and handling costs do not include inbound freight, which were historically and continue to be presented in cost of goods sold. We made this voluntary change in accounting principle because we believe that including these expenses in cost of goods sold better reflects the costs of generating the related revenue and results in more meaningful presentation of retail gross margin. This change in accounting policy also enhances the comparability of our financial statements with many of our industry peers and has been applied retrospectively. The consolidated statements of operations for the years ended January 31, 2015 and 2014 have been adjusted to reflect this change in accounting policy. For the years ended January 31, 2015 and 2014, the impact of the reclassification of delivery, transportation and handling costs was an increase of $52.2 million and $36.2 million, respectively, to cost of goods sold and the elimination of the separately presented delivery, transportation and handling costs. These reclassifications had no impact on total revenues, operating income, net income or earnings per share.
Reclassifications. Certain reclassifications have been made to prior fiscal year amounts to conform to the presentation in the current fiscal year. On the consolidated statements of operations, for the years ended January 31, 2015 and 2014, we reclassified $6.2 million and $5.3 million, respectively, of cost of service parts sold to cost of goods sold. These reclassifications did not impact consolidated operating income or net income.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current guidance. Upon adoption of ASU 2014-09, entities are required to recognize revenue using the following comprehensive model: (1) identify contracts with customers, (2) identify the performance obligations in contracts, (3) determine transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue as each performance obligation is satisfied. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date, which defers the effective date of ASU 2015-14 by one year and allows early adoption on a limited basis. ASU 2014-09 is now effective for us beginning in the first quarter of fiscal year 2019 and will result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. We are currently assessing the impact the new standard will have on our financial statements.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and during August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We early adopted ASU 2015-03 effective January 31, 2016 retrospectively to all prior periods presented. As a result of the adoption of ASU 2015-03, we reclassified $1.5 million of deferred debt issuance costs as of January 31, 2015 out of other assets to long-term debt as a direct deduction of the carrying amount of debt. The additional guidance provided in ASU 2015-15 had no financial statement impact.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as non-current in a classified statement of financial position. We early adopted ASU 2015-17 effective January 31, 2016 retrospectively to all prior periods presented. As a result of the adoption of ASU 2015-17, we reclassified $20.0 million of deferred income taxes as of January 31, 2015 out of current assets to non-current assets.
In February 2016, the FASB issued ASU 2016-02, Leases, which will change how lessees account for leases. For most leases, a liability will be recorded on the balance sheet based on the present value of future lease obligations with a corresponding right-of-use asset. Primarily for those leases currently classified by us as operating leases, we will recognize a single lease cost on a straight line basis based on the combined amortization of the lease obligation and the right-of-use asset. Other leases will be required to be accounted for as financing arrangements similar to how we currently account for capital leases. On transition, we will recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The final standard is effective for us beginning in the first quarter of fiscal year 2020. We are currently assessing the impact the new standard will have on our financial statements.

2.	Charges and Credits
Charges and credits consisted of the following:

	Year Ended January 31,
(in thousands)	2016	2015	2014
Store and facility closure costs	$637	$3,646	$2,117
Legal and professional fees related to the exploration of strategic alternative and securities-related litigation	3,153	1,135	—
Sales tax audit reserve	2,748	—	—
Executive management transition costs	1,506	—	—
Employee severance	—	909	—
	$8,044	$5,690	$2,117
During the years ended January 31, 2016 and 2015, we had costs associated with legal and professional fees related to our exploration of strategic alternatives (including our securitization transaction) and our securities-related litigation. During the fourth quarter of

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fiscal year 2016, we recorded a sales tax audit reserve based on a recent assessment of prior year periods and our estimate related to post-audit periods. In addition, during the year ended January 31, 2016, we had transition costs due to changes in the executive management team and, during the year ended January 31, 2015, we had charges for severance. During the years ended January 31, 2016, 2015, and 2014, we closed and relocated under-performing retail locations and recorded the related charges. In connection with prior closures, we adjust the related lease obligations as more information becomes available.

3.	Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Year ended January 31,
(in thousands)	2016	2015	2014
Interest income and fees	$238,161	$211,063	$155,703
Insurance commissions	50,789	50,613	44,704
Other revenues	1,639	2,566	1,522
	$290,589	$264,242	$201,929

Interest income and fees and insurance commissions are derived from the credit segment operations, whereas other revenues is derived from the retail segment operations. For the years ended January 31, 2016, 2015 and 2014, interest income and fees on customer receivables is reduced by provisions for uncollectible interest of $36.7 million, $27.5 million and $14.9 million, respectively. The amount included in interest income and fees related to TDR accounts for the years ended January 31, 2016, 2015 and 2014 is $14.0 million and $9.1 million and $4.4 million, respectively.

4.	Customer Accounts Receivable

	Total Outstanding Balance		60 Days Past Due(1)		Re-aged(1)
	January 31,		January 31,		January 31,
(in thousands)	2016	2015	2016	2015	2016	2015
Customer accounts receivable	$1,470,205	$1,277,135	$127,400	$112,365	$112,221	$94,304
Restructured accounts	117,651	88,672	30,323	20,722	117,651	88,672
Total customer portfolio balance	1,587,856	1,365,807	$157,723	$133,087	$229,872	$182,976
Allowance for uncollectible accounts	(190,990)	(146,982)
Allowances for no-interest option credit programs	(21,290)	(17,474)
Total customer accounts receivables, net	1,375,576	1,201,351
Short-term portion of customer accounts receivable, net	(743,931)	(643,094)
Long-term portion of customer accounts receivable, net	$631,645	$558,257
Securitized receivables held by the VIE	$870,684	$—	$135,800	$—	$204,594	$—
Receivables not held by the VIE	717,172	1,365,807	21,923	133,087	25,278	182,976
Total customer portfolio balance	$1,587,856	$1,365,807	$157,723	$133,087	$229,872	$182,976

(1)
Due to the fact that an account can become past due after having been re-aged, accounts could be represented as both past due and re-aged. As of January 31, 2016 and 2015, the amounts included within both 60 days past due and re-aged was $55.2 million and $44.9 million, respectively. As of January 31, 2016 and 2015, the total customer portfolio balance past due one day or greater was $387.3 million and $316.0 million, respectively. These amounts include the 60 days past due totals shown above.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the activity in our balance in the allowance for doubtful accounts and uncollectible interest for customer receivables:

	January 31, 2016
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$118,786	$28,196	$146,982
Provision(1)	204,499	53,658	258,157
Principal charge-offs(2)	(150,237)	(34,604)	(184,841)
Interest charge-offs	(27,414)	(6,314)	(33,728)
Recoveries(2)	3,593	827	4,420
Allowance at end of period	$149,227	$41,763	$190,990
Average total customer portfolio balance	$1,355,804	$102,522	$1,458,326

	January 31, 2015
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$54,448	$17,353	$71,801
Provision(1)	187,222	32,125	219,347
Principal charge-offs(2)	(113,525)	(19,661)	(133,186)
Interest charge-offs	(20,503)	(3,551)	(24,054)
Recoveries(2)	11,144	1,930	13,074
Allowance at end of period	$118,786	$28,196	$146,982
Average total customer portfolio balance	$1,129,513	$63,698	$1,193,211

	January 31, 2014
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$27,702	$16,209	$43,911
Provision(1)	89,960	20,342	110,302
Principal charge-offs(2)	(57,433)	(17,443)	(74,876)
Interest charge-offs	(9,958)	(3,024)	(12,982)
Recoveries(2)	4,177	1,269	5,446
Allowance at end of period	$54,448	$17,353	$71,801
Average total customer portfolio balance	$828,172	$41,389	$869,561

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest). Recoveries include the principal amount collected or sold to third-parties during the period for previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Property and Equipment
Property and equipment consist of the following:

	Estimated	January 31,
(dollars in thousands)	Useful Lives	2016	2015
Land	—	$395	$5,359
Buildings	30 years	1,222	1,233
Leasehold improvements	5 to 15 years	191,606	165,505
Equipment and fixtures	3 to 5 years	49,741	38,832
Capital leases	3 to 5 years	4,312	2,133
Construction in progress	—	21,273	8,261
		268,549	221,323
Less accumulated depreciation		(117,066)	(101,105)
		$151,483	$120,218

Construction in progress is comprised primarily of the construction of leasehold improvements related to unopened retail stores and internal-use software under development. Capital lease assets primarily include technology equipment.
During the year ended January 31, 2015, we received net proceeds of $19.3 million from the sale and long-term lease back of owned properties. The gains associated with these sales were deferred and are being amortized over the life of the leases associated with those properties. There were no sales and lease back transactions during the years ended January 31, 2016 and January 31, 2014.

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
The following table presents detail of the activity in the accrual for store closures:

	January 31,
(in thousands)	2016	2015
Balance at beginning of period	$2,557	$4,316
Accrual for additional closures	318	2,946
Adjustments	32	(136)
Cash payments, net of sublease income	(1,041)	(4,569)
Balance at end of period	1,866	2,557
Current portion, included in accrued expenses	(653)	(819)
Long-term portion, included in other long-term liabilities	$1,213	$1,738

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Debt and Capital Lease Obligations
Debt and capital lease obligations consisted of the following:

	January 31,
(in thousands)	2016	2015
Revolving credit facility	$329,207	$528,112
Senior Notes	227,000	250,000
Class A Notes	551,383	—
Class B Notes	165,900	—
Capital lease obligations	2,488	933
Total debt and capital lease obligations	1,275,978	779,045
Less:
Discount on debt	(3,641)	(4,635)
Deferred debt issuance costs	(22,659)	(1,518)
Current maturities of capital lease obligations	(799)	(395)
Long-term debt and capital lease obligations	$1,248,879	$772,497
Future maturities of debt, excluding capital lease obligations, as of January 31, 2016 are as follows:

(in thousands)
Year ended January 31,
2017	$—
2018	—
2019	329,207
2020	—
2021	717,283
Thereafter	227,000
Total	$1,273,490
Senior Notes. On July 1, 2014, we issued $250.0 million of unsecured Senior Notes due July 2022 bearing interest at 7.250%, pursuant to an indenture dated July 1, 2014 (the "Indenture"), among Conn's, Inc., its subsidiary guarantors (the "Guarantors") and U.S. Bank National Association, as trustee. The effective interest rate of the Senior Notes after giving effect to the discount and issuance costs is 7.8%. During the year ended January 31, 2016, we repurchased $23.0 million of face value of the Senior Notes for $22.9 million. As a result of the bond repurchases, we had a loss on extinguishment of $0.5 million, primarily due to the write-off of related deferred costs.
The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock ("restricted payments"); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations for restricted payments are only if one or more of the following occurred: (1) a default were to exist under the indenture, (2) if we could not satisfy a debt incurrence test, and (3) if the aggregate amount restricted payments would exceed an amount tied to the consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have had a leverage ratio, as defined under the Indenture, less than or equal to 2.50 to 1.0. Thus, as of January 31, 2016, $201.0 million would have been free from the dividend restriction. However, as a result of the revolving credit facility dividend restrictions, which are further described below, only $6.2 million would be available for dividends. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period.

CONN’S, INC. AND SUBSIDIARIES
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
On April 24, 2015, the SEC declared effective the Company's registration statement on Form S-4 pursuant to which we exchanged the Senior Notes for an equivalent amount of 7.250% Senior Notes due July 2022 that are registered under the Securities Act of 1933, as amended (the "Exchange Notes").  The exchange offer was completed on June 1, 2015, and all of the outstanding Senior Notes were tendered in exchange for the Exchange Notes. The terms of the Exchange Notes are substantially identical to the Senior Notes.
In October 2015, the Company, the Guarantors and U.S. Bank National Association, as trustee, adopted, with the consent of the holders of a majority in the outstanding principal amount of the Senior Notes, the Second Supplemental Indenture (the "Supplemental Indenture"). Pursuant to the Supplemental Indenture, the Indenture was amended to extend, from May 1, 2014 to November 1, 2015, the beginning of the accounting period from which consolidated net income is calculated for purposes of determining the size of the "restricted payment basket" exception to the restricted payments limitation and to increase, from $75.0 million to$375.0 million, the dollar threshold exception to the restricted payments limitation. In November 2015, we paid $3.8 million as an aggregate consent fee to the consenting holders of the Senior Notes, recorded as deferred debt issuance costs, which will be amortized over the remaining life of the Senior Notes.
Asset-backed Notes. In September 2015, the VIE issued asset-backed notes at a face amount of $1.12 billion secured by the transferred customer accounts receivables and restricted cash held by the VIE, which resulted in net proceeds to us of approximately $1.08 billion, net of transaction costs and restricted cash held by the VIE. The net proceeds were used to pay down the entire balance on our previous revolving credit facility, to repurchase shares of the Company's common stock and Senior Notes, and for other general corporate purposes. The asset-backed notes consist of the following securities:

•
Asset-backed Fixed Rate Notes, Class A, Series 2015-A ("Class A Notes") in aggregate principal amount of $952.1 million that bear interest at a fixed annual rate of 4.565% and mature on September 15, 2020. The effective interest rate of the Class A Notes after giving effect to offering fees is 7.2%.

•
Asset-backed Fixed Rate Notes, Class B, Series 2015-A ("Class B Notes") in aggregate principal amount of $165.9 million that bear interest at a fixed annual rate of 8.500% and mature on September 15, 2020. The effective interest rate of the Class B Notes after giving effect to offering fees is 12.9%.

The Class A Notes and Class B Notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act. If an event of default were to occur under the indenture that governs the Class A Notes and Class B Notes, the payment of the outstanding amounts may be accelerated, in which event the cash proceeds of the receivables that otherwise might be released to the residual equity holder would instead be directed entirely toward repayment of the Class A Notes and Class B Notes, or if the receivables are liquidated, all liquidation proceeds could be directed solely to repayment of the Class A and Class B Notes. The holders of the Class A Notes and Class B Notes have no recourse to assets outside of the VIE. Events of default include, but are not limited to, failure to make required payments on the notes or specified bankruptcy-related events.
Revolving Credit Facility. On October 30, 2015, Conn's, Inc. and certain of its subsidiaries entered into the Third Amended and Restated Loan and Security Agreement with certain lenders, that provides for an $810.0 million asset-based revolving credit facility (the "revolving credit facility") under which availability is subject to a borrowing base. The revolving credit facility resulted in various changes to the previous credit facility, including:

•	Extended the maturity date from November 25, 2017 to October 30, 2018;

•	Increased the maximum total leverage ratio covenant (ratio of total liabilities less the sum of qualified cash and ABS qualified cash to tangible net worth) from 2.0x to 4.0x;

•
Added a new maximum "ABS excluded" leverage ratio covenant (ratio of total liabilities (excluding liabilities of the consolidated VIEs and other permitted securitization transactions) less qualified cash to tangible net worth) of 2.0x;

•	Replaced the fixed charge coverage ratio covenant with a minimum interest coverage ratio covenant of 2.0x;

•	Reduced the maximum accounts receivable advance rate from 80% to 75%;

•	Included a fourth quarter seasonal step-down in the cash recovery covenant from 4.5% to 4.25%;

•	Increased the maximum inventory component of the borrowing base from $100.0 million to $175.0 million;

•	Modified the conditions for repurchases of the Company's common stock, including changes in the liquidity test and the elimination of the fixed charge coverage ratio test;

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Included a new liquidity test for repurchases and redemptions of our debt; and

•
Modified our ability to effect future securitizations of our customer receivables portfolio, including removing the consent rights of the lenders and establishing set criteria for permitted securitizations.

In connection with entering into the revolving credit facility, we wrote-off $0.9 million of debt issuance costs related to the previous revolving credit facility for lenders that did not continue to participate. Also, we paid $3.0 million of debt issuance costs, recorded as other assets, which will be amortized ratably over the remaining term of the revolving credit facility along with the debt issuance costs remaining from the previous revolving credit facility.
Loans under the revolving credit facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.5% to 3.0% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.5% to 2.0% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. The weighted average interest rate on borrowings outstanding under the revolving credit facility was 3.3% for the year ended January 31, 2016. We also pay an unused fee on the portion of the commitments that are available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the outstanding balance and letters of credit of the revolving credit facility.
The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of January 31, 2016, we had immediately available borrowing capacity of $169.2 million under our revolving credit facility, net of standby letters of credit issued of $1.1 million. We also had $310.5 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances.
The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may make dividends and distributions to the Company and other obligors under the revolving credit facility without restriction. As of January 31, 2016, $6.2 million would have been free from the dividend restriction in the revolving credit facility. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.
Debt Covenants. We were in compliance with our debt covenants at January 31, 2016. A summary of the significant financial covenants that govern our revolving credit facility compared to our actual compliance status at January 31, 2016 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio must equal or exceed minimum	2.23:1.00	2.00:1.00
Leverage Ratio must not exceed maximum	2.59:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.41:1.00	2.00:1.00
Cash Recovery Percent (fourth quarter) must exceed stated amount	4.54%	4.25%
Capital Expenditures, net, must not exceed maximum	$35.9 million	$75.0 million
All capitalized terms in the above table are defined by the revolving credit facility, as amended, and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for the Cash Recovery Percent, which is calculated monthly on a trailing three-month basis, and Capital Expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter. On February 16, 2016, we entered into an amendment to our revolving credit facility, effective as of January 31, 2016, that excludes non-cash deferred amortization of debt related transaction costs from interest expense and provides for 18 months subsequent to the closing of a securitization transaction in which the Cash Recovery Percent will be determined based on the portfolio of contracts subject to the (i) securitization facilities; and (ii) a lien under the revolving credit facility.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income Taxes
The deferred tax assets and liabilities consisted of the following:

	January 31,
(in thousands)	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$57,585	$43,258
Deferred rent	7,479	5,645
Deferred gains on sale-leaseback transactions	3,295	3,144
Deferred revenue	4,168	2,743
Inventories	3,494	2,604
Stock-based compensation	1,845	1,725
State net operating loss carryforwards	1,324	1,498
State margin tax	1,008	1,226
Other	3,422	2,403
Total deferred tax assets	83,620	64,246
Deferred tax liabilities:
Sales tax receivable	(9,316)	(4,270)
Property and equipment	(1,717)	(4,356)
Other	(2,368)	(2,075)
Total deferred tax liabilities	(13,401)	(10,701)
Net deferred tax asset	$70,219	$53,545
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
We had no uncertain tax positions at either January 31, 2016 or 2015.
Provision for income taxes consisted of the following:

	Year ended January 31,
(in thousands)	2016	2015	2014
Current:
Federal	$32,820	$54,959	$52,208
State	2,242	2,570	2,049
Total current	35,062	57,529	54,257
Deferred:
Federal	(16,032)	(23,712)	(1,061)
State	(642)	(1,828)	(126)
Total deferred	(16,674)	(25,540)	(1,187)
Provision for income taxes	$18,388	$31,989	$53,070

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes at the U.S. federal statutory tax rate and the total tax provision for each of the periods presented in the statements of operations follows:

	Year ended January 31,
(in thousands)	2016	2015	2014
Income tax provision at U.S. federal statutory rate	$17,235	$31,676	$51,275
State income taxes, net of federal benefit	1,180	1,893	1,489
Change in valuation allowance	—	(2,180)	—
Other	(27)	600	306
	$18,388	$31,989	$53,070
Tax returns for the fiscal years subsequent to January 31, 2009 remain open for examination by our major taxing jurisdictions.

9.	Leases
During the years ended January 31, 2016, 2015 and 2014, total rent expense was $44.7 million, $39.4 million and $31.2 million, respectively.
As of January 31, 2016, our future minimum lease payments that have initial non-cancelable lease terms in excess of one year are as follows:

(in thousands)	Operating Leases	Capital Leases
Year ending January 31,
2017	$52,317	$949
2018	51,665	927
2019	49,311	726
2020	47,743	215
2021	45,976	—
Thereafter	183,440	—
Total	$430,452	2,817
Less - interest on capital lease obligations		(329)
Total principal payable on capital lease obligations		2,488
Less - current maturities		(799)
Long-term capital lease obligations		$1,689

10.	Stock-Based Compensation
We have an Incentive Stock Option Plan, an Omnibus Incentive Plan, a Non-Employee Director Stock Option Plan and a Director Restricted Stock Plan, which provide for grants of stock options and restricted stock units ("RSUs") to directors, officers and key employees. As of January 31, 2016, shares authorized for future issuance were: 546,147 under the Incentive Stock Option Plan; 120,231 under the Omnibus Incentive Plan; 50,000 under the Non-Employee Director Stock Option Plan; and 191,632 under the Director Restricted Stock Plan. Stock options and RSUs generally vest over periods of one to five years from the date of grant. Stock options under the various plans are issued at prices equal to the market value on the date of the grant and, typically, expire ten years after the date of grant.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total stock-based compensation expense, recognized primarily in selling, general and administrative expenses, from stock-based compensation consisted of the following:

	Year Ended January 31,
(in thousands)	2016	2015	2014
Stock options	$331	$825	$1,138
RSUs	3,926	2,772	2,509
Employee stock purchase plan	354	500	302
	$4,611	$4,097	$3,949
During the years ended January 31, 2016, 2015, and 2014, we recognized tax benefits related to stock-based compensation of $1.4 million, $1.2 million, and $1.1 million, respectively. As of January 31, 2016, the total unrecognized compensation cost related to all non-vested stock-based compensation awards was $15.1 million and is expected to be recognized over a weighted average period of 3.7 years.
Stock Options. For the years ended January 31, 2016, 2015, and 2014, no stock options were awarded. The following table summarizes the activity for outstanding stock options:

(shares in thousands)	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 31, 2015	945	$13.43
Exercised	(97)	$9.74
Forfeited and expired	(2)	$3.20
Outstanding, January 31, 2016	846	$13.87	2.7 years	$2.4	million
Vested and expected to vest, January 31, 2016	846	$13.87	2.7 years	$2.4	million
Exercisable, January 31, 2016	802	$13.43	2.4 years	$2.4	million
During the years ended January 31, 2016, 2015 and 2014, the total intrinsic value of stock options exercised was $2.2 million, $2.5 million and $23.9 million, respectively.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity for RSUs:

	Time-Based RSUs		Performance-Based RSUs
(shares in thousands)	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Total Number of Units
Unvested, January 31, 2015	337	$30.04	61	$32.35	398
Restricted stock units granted	377	$29.04	12	$36.90	389
Performance adjustment	—	$—	—	$—	—
Restricted stock units vested and converted to common stock	(124)	$25.80	(14)	$17.12	(138)
Forfeited	(50)	$27.53	—	$—	(50)
Unvested, January 31, 2016	540	$30.55	59	$37.01	599

Employee Stock Purchase Plan. Our Employee Stock Purchase Plan is available to our employees, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the years ended January 31, 2016, 2015 and 2014, we issued 48,585, 40,908 and 27,808 shares of common stock, respectively, to employees participating in the plan, leaving 965,339 shares remaining reserved for future issuance under the plan as of January 31, 2016.

11.	Significant Vendors
As shown in the table below, a significant portion of our merchandise purchases were made from six vendors:

	Year ended January 31,
	2016	2015	2014
Vendor A	29.1%	25.7%	23.9%
Vendor B	17.9	18.4	14.2
Vendor C	4.7	6.8	5.4
Vendor D	4.1	4.9	5.1
Vendor E	3.2	3.4	4.7
Vendor F	3.1	3.3	4.6
	62.1%	62.5%	57.9%
The vendors shown above represent the top six vendors with the highest volume in each period shown. The same vendor may not necessarily be represented in all periods presented.

12.	Related Party
From time to time, we have engaged Stephens Inc. to act as our financial advisor. Stephens Inc. and its affiliates beneficially own shares of our common stock and one member of our Board of Directors, Douglas H. Martin, is a Senior Managing Director of Stephens Inc. On March 31, 2015, we announced that we had engaged Stephens Inc., as a financial advisor to assist us with the process of pursuing a sale of all or a portion of the loan portfolio, or other refinancing of our loan portfolio. The disinterested members of our Board of Directors determined that it was in the Company's best interest to engage Stephens Inc. in such capacity to assist us in analyzing and advising us with respect to the opportunity. The engagement of Stephens Inc. as financial advisor was approved by the independent members of our Board of Directors after full disclosure of the conflicts of interests of the related parties in the transaction. Douglas H. Martin did not participate in the approval process. During the year ended January 31, 2016, we paid Stephens Inc. a success fee of $1.1 million and ended the engagement as a result of the close of the securitization transaction in September 2015.

13.	Defined Contribution Plan
We have established a defined contribution 401(k) plan for eligible employees. Employees may contribute up to 20% of their eligible pretax compensation to the plan. We match 100% of the first 3% of the employees' contributions. At our option, we may make supplemental contributions to the plan, but have not made such contributions in the past three years. The matching

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contributions made by us totaled $1.0 million, $1.1 million and $1.0 million during the years ended January 31, 2016, 2015 and 2014, respectively.

14.	Contingencies
Securities Class Action Litigation. We and two of our current and former executive officers are defendants in a consolidated securities class action lawsuit pending in the Southern District of Texas (the "Court"), In re Conn's Inc. Securities Litigation, Cause No. 14-CV-00548 (the "Consolidated Securities Action"). The Consolidated Securities Action started as three separate purported securities class action lawsuits filed between March 5, 2014 and May 5, 2014 in the United States District Court for the Southern District of Texas that were consolidated into the Consolidated Securities Action on June 3, 2014. The plaintiffs in the Consolidated Securities Action allege that the defendants made false and misleading statements and/or failed to disclose material adverse facts about our business, operations, and prospects. They allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek to certify a class of all persons and entities that purchased or otherwise acquired Conn's common stock and/or call options, or sold/wrote Conn's put options between April 3, 2013 and December 9, 2014. The complaint does not specify the amount of damages sought.
On June 30, 2015, the Court held a hearing on the defendants' motion to dismiss plaintiffs' complaint. At the hearing, the Court dismissed Brian Taylor, a former executive officer, and certain other aspects of the complaint. The Court ordered the plaintiffs to further amend their complaint in accordance with its ruling, and the plaintiffs filed their Fourth Consolidated Amended Complaint on July 21, 2015. The remaining defendants filed a motion to dismiss on August 28, 2015. The briefing on the defendant's motion to dismiss was fully briefed and the Court held a hearing on defendants' motion on March 25, 2016. That hearing was not concluded and the completion of that hearing was postponed until a future date.
The defendants intend to vigorously defend against all of these claims. It is not possible at this time to predict the timing or outcome of any of this litigation, and we cannot reasonably estimate the possible loss or range of possible loss from these claims.
Derivative Litigation. On December 1, 2014, an alleged shareholder filed, purportedly on behalf of the Company, a derivative shareholder lawsuit against us and certain of our current and former directors and executive officers in the United States District Court for the Southern District of Texas captioned Robert Hack, derivatively on behalf of Conn's, Inc., v. Theodore M. Wright, Bob L. Martin, Jon E.M. Jacoby, Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson, Brian Taylor, a former executive officer, and Michael J. Poppe and Conn's, Inc., Case No. 4:14-cv-03442 (the "Original Derivative Action"). The complaint asserts claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and insider trading based on substantially similar factual allegations as those asserted in the Consolidated Securities Action. The plaintiff seeks unspecified damages against these persons and does not request any damages from us. The court approved a stipulation among the parties to stay the action pending resolution of the motion to dismiss in the Consolidated Securities Action, and the parties have requested that the Court extend the stay pending resolution of the anticipated motion to dismiss.
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
On February 25, 2015, a third derivative action was filed in the United States District Court for the Southern District of Texas, captioned 95250 Canada LTEE, derivatively on Behalf of Conn's, Inc. v. Wright et al., Cause No. 4:15-cv-00521. This action makes substantially similar allegations to the Original Derivative Action. On March 30, 2015, the plaintiffs in this action and the Original Derivative Action filed a joint motion to consolidate these two derivative actions. The joint motion is still pending with the court.
None of the plaintiffs in any of the derivative actions made a demand on our Board of Directors prior to filing their respective lawsuits. The defendants in the derivative actions intend to vigorously defend against these claims, and we cannot reasonably estimate the possible loss or range of possible loss from these claims.
Regulatory Matters. We are continuing to cooperate with the SEC's investigation, which began on or around November 2014, which generally relates to our underwriting policies and bad debt provisions.  The investigation is a non-public, fact-finding inquiry, and the SEC has stated that the investigation does not mean that any violations of law have occurred.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Variable Interest Entity
In September 2015, we securitized $1.4 billion of customer accounts receivables by transferring the receivables to the VIE. The VIE issued asset-backed notes at a face amount of $1.12 billion secured by the transferred portfolio balance. Under the terms of the securitization transaction, the customer receivable principal and interest payment cash flows will go first to the servicer and the holders of the Class A Notes and Class B Notes, and then to the residual equity holder. We retain the servicing of the securitized portfolio and are receiving a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables, and we currently hold all of the residual equity. In addition, we, rather than the VIE, will retain all credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charge-offs of the securitized receivables, which will continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as we consolidate the VIE.
The following presents the assets and liabilities held by the VIE (for legal purposes, the assets and liabilities of the VIE will remain distinct from Conn's, Inc.):

(in thousands)	January 31, 2016	January 31, 2015
Assets:
Restricted cash	$78,576	$—
Due from Conn's, Inc., net	3,405	—
Customer accounts receivable:
Customer accounts receivable	763,278	—
Restructured accounts	107,406	—
Allowance for uncollectible accounts	(136,325)	—
Allowance for short-term, no-interest programs	(12,955)	—
Total customer accounts receivable, net	721,404	—
Total assets	$803,385	$—
Liabilities:
Accrued interest	$1,636	$—
Deferred interest income	3,042	—
Long-term debt:
Class A Notes	551,383	—
Class B Notes	165,900	—
	717,283	—
Less deferred debt issuance costs	(17,768)	—
Total long-term debt	699,515	—
Total liabilities	$704,193	$—
The assets of the VIE serve as collateral for the obligations of the VIE. The holders of the Class A Notes and Class B Notes have no recourse to assets outside of the VIE.

16.	Segment Information
We operate retail stores in 12 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues. As a result of our relationship with AcceptanceNow, during the year ended January 31, 2016, 2015, and 2014, we recognized sales of $58.9 million, $56.8 million, and $30.4 million, respectively, for customers that do not qualify for our in-house credit programs.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information by segment is presented in the following tables:

	Year ended January 31, 2016
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$409,788	$—	$409,788
Home appliance	356,634	—	356,634
Consumer electronic	312,009	—	312,009
Home office	101,365	—	101,365
Other	19,338	—	19,338
Product sales	1,199,134	—	1,199,134
Repair service agreement commissions	109,730	—	109,730
Service revenues	13,725	—	13,725
Total net sales	1,322,589	—	1,322,589
Finance charges and other revenues	1,639	288,950	290,589
Total revenues	1,324,228	288,950	1,613,178
Costs and expenses:
Cost of goods sold	833,126	—	833,126
Selling, general and administrative expenses(1)	313,694	122,421	436,115
Provision for bad debts	791	221,386	222,177
Charges and credits	8,044	—	8,044
Total costs and expenses	1,155,655	343,807	1,499,462
Operating income	168,573	(54,857)	113,716
Interest expense	—	63,106	63,106
Loss on early extinguishment of debt	—	1,367	1,367
Income (loss) before income taxes	$168,573	$(119,330)	$49,243
Additional Disclosures:
Property and equipment additions	$63,262	$143	$63,405
Depreciation expense	$21,995	$711	$22,706
	January 31, 2016
(in thousands)	Retail	Credit	Total
Total assets	$314,857	$1,710,443	$2,025,300

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended January 31, 2015
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$339,414	$—	$339,414
Home appliance	328,742	—	328,742
Consumer electronic	317,482	—	317,482
Home office	108,700	—	108,700
Other	23,571	—	23,571
Product sales	1,117,909	—	1,117,909
Repair service agreement commissions	90,009	—	90,009
Service revenues	13,058	—	13,058
Total net sales	1,220,976	—	1,220,976
Finance charges and other revenues	2,566	261,676	264,242
Total revenues	1,223,542	261,676	1,485,218
Costs and expenses:
Cost of goods sold	777,046	—	777,046
Selling, general and administrative expenses(1)	286,925	103,251	390,176
Provision for bad debts	551	191,888	192,439
Charges and credits	5,690	—	5,690
Total costs and expenses	1,070,212	295,139	1,365,351
Operating income	153,330	(33,463)	119,867
Interest expense	—	29,365	29,365
Other expense, net	—	—	—
Income before income taxes	$153,330	$(62,828)	$90,502
Additional Disclosures:
Property and equipment additions	$61,377	$319	$61,696
Depreciation expense	$18,091	$654	$18,745
	January 31, 2015
(in thousands)	Retail	Credit	Total
Total assets	$342,320	$1,303,484	$1,645,804

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended January 31, 2014
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$235,257	$—	$235,257
Home appliance	258,713	—	258,713
Consumer electronic	269,889	—	269,889
Home office	102,103	—	102,103
Other	37,955	—	37,955
Product sales	903,917	—	903,917
Repair service agreement commissions	75,671	—	75,671
Service revenues	12,252	—	12,252
Total net sales	991,840	—	991,840
Finance charges and other revenues	1,522	200,407	201,929
Total revenues	993,362	200,407	1,193,769
Costs and expenses:
Cost of goods sold	630,225	—	630,225
Selling, general and administrative expenses(1)	226,525	76,826	303,351
Provision for bad debts	468	95,756	96,224
Charges and credits	2,117	—	2,117
Total cost and expenses	859,335	172,582	1,031,917
Operating income	134,027	27,825	161,852
Interest expense	—	15,323	15,323
Other expense, net	10	—	10
Income before income taxes	$134,017	$12,502	$146,519
Additional Disclosures:
Property and equipment additions	$51,096	$1,031	$52,127
Depreciation expense	$11,892	$706	$12,598
	January 31, 2014
(in thousands)	Retail	Credit	Total
Total assets	$229,093	$1,068,893	$1,297,986

(1)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. For the years ended January 31, 2016, 2015 and 2014, the amount of overhead allocated to each segment was $16.7 million, $12.4 million and $11.4 million , respectively. For the years ended January 31, 2016, 2015 and 2014, the amount of reimbursement made to the retail segment by the credit segment was $36.4 million, $29.8 million and $21.7 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Guarantor Financial Information
Conn's, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. The Senior Notes, which were issued by Conn's, Inc., are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Guarantors. As of January 31, 2016, the direct or indirect subsidiaries of Conn's, Inc. that were not Guarantors were the VIE and minor subsidiaries. Prior to the fiscal year ended January 31, 2016, the only direct or indirect subsidiaries of Conn's, Inc. that were not Guarantors were minor subsidiaries.There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn's, Inc. in the form of loans, advances or dividends, except as provided by applicable law. The following financial information presents the condensed consolidated balance sheet, statement of operations, and statement of cash flows for Conn's, Inc. (the issuer of the Senior Notes), the Guarantor Subsidiaries, and the Non-guarantor Subsidiaries, together with certain eliminations.
Condensed Consolidated Balance Sheet as of January 31, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$12,254	$—	$—	$12,254
Restricted cash	—	—	78,576	—	78,576
Customer accounts receivable, net of allowance	—	353,781	390,150	—	743,931
Other accounts receivable	—	95,404	—	—	95,404
Inventories	—	201,969	—	—	201,969
Other current assets	10,774	20,092	3,405	(3,405)	30,866
Total current assets	10,774	683,500	472,131	(3,405)	1,163,000
Investment in and advances to subsidiaries	676,492	95,787	—	(772,279)	—
Long-term portion of customer accounts receivable, net of allowance	—	300,391	331,254	—	631,645
Property and equipment, net	—	151,483	—	—	151,483
Deferred income taxes	70,219	—	—	—	70,219
Other assets	—	8,953	—	—	8,953
Total assets	$757,485	$1,240,114	$803,385	$(775,684)	$2,025,300
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$—	$799	$—	$—	$799
Accounts payable	—	86,797	—	—	86,797
Accrued expenses	736	37,002	1,636	—	39,374
Other current liabilities	—	17,510	1,645	—	19,155
Total current liabilities	736	142,108	3,281	—	146,125
Deferred rent	—	74,559	—	—	74,559
Long-term debt and capital lease obligations	218,468	330,896	699,515	—	1,248,879
Other long-term liabilities	—	16,059	1,397	—	17,456
Total liabilities	219,204	563,622	704,193	—	1,487,019
Stockholders' equity:
Common stock	306	—	—	—	306
Additional paid-in capital	85,209	179,995	112,200	(292,195)	85,209
Retained earnings	452,766	496,497	(13,008)	(483,489)	452,766
Total stockholders' equity	538,281	676,492	99,192	(775,684)	538,281
Total liabilities and stockholders' equity	$757,485	$1,240,114	$803,385	$(775,684)	$2,025,300

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Operations for the year ended January 31, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$1,322,589	$—	$—	$1,322,589
Finance charges and other revenues	—	201,494	89,095	—	290,589
Servicing fee revenue	—	28,395	—	(28,395)	—
Total revenues	—	1,552,478	89,095	(28,395)	1,613,178
Costs and expenses:
Cost of goods sold	—	833,126	—	—	833,126
Selling, general and administrative expenses	—	436,115	28,395	(28,395)	436,115
Provision for bad debts	—	169,831	52,346	—	222,177
Charges and credits	—	8,044	—	—	8,044
Total costs and expenses	—	1,447,116	80,741	(28,395)	1,499,462
Operating income	—	105,362	8,354	—	113,716
Loss (income) from consolidated subsidiaries	(43,642)	13,008	—	30,634	—
Interest expense	19,189	15,551	28,366	—	63,106
Loss on extinguishment of debt	483	884	—	—	1,367
Income before income taxes	23,970	75,919	(20,012)	(30,634)	49,243
Provision (benefit) for income taxes	(6,885)	32,277	(7,004)	—	18,388
Net income	$30,855	$43,642	$(13,008)	$(30,634)	$30,855

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the year ended January 31, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$14,590	$(653,621)	$464,909	$—	$(174,122)
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(1,076,106)	1,076,106	—
Sale of customer accounts receivables	—	1,076,106	—	(1,076,106)	—
Purchase of property and equipment	—	(63,405)	—	—	(63,405)
Proceeds from sales of property	—	5,647	—	—	5,647
Net change in intercompany	160,739	—	—	(160,739)	—
Net cash provided by (used in) investing activities	160,739	1,018,348	(1,076,106)	(160,739)	(57,758)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	1,118,000	—	1,118,000
Payments on asset-backed notes	—	—	(400,717)	—	(400,717)
Changes in restricted cash balances	—	—	(78,576)	—	(78,576)
Borrowings from revolving credit facility	—	606,288	—	—	606,288
Payments on revolving credit facility	—	(805,193)	—	—	(805,193)
Repurchase of senior notes	(22,965)	—	—	—	(22,965)
Payment of debt issuance costs and amendment fees	(3,847)	(4,419)	(27,510)	—	(35,776)
Repurchase of common stock	(151,781)	—	—	—	(151,781)
Proceeds from stock issued under employee benefit plans	2,653	—	—	—	2,653
Net change in intercompany	—	(160,739)	—	160,739	—
Other	611	(633)	—	—	(22)
Net cash provided by financing activities	(175,329)	(364,696)	611,197	160,739	231,911
Net change in cash and cash equivalents	—	31	—	—	31
Cash and cash equivalents, beginning of period	—	12,223	—	—	12,223
Cash and cash equivalents, end of period	$—	$12,254	$—	$—	$12,254

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Quarterly Information (Unaudited)
The following tables set forth certain quarterly financial data for the years ended January 31, 2016 and 2015 that have been prepared on a consistent basis as the accompanying audited consolidated financial statements and include all adjustments necessary for a fair presentation, in all material respects, of the information shown:

	Fiscal Year 2016
(dollars in thousands, except per share amounts)	Quarter Ended
	April 30		July 31		October 31
	Previously Reported	As Adjusted	Previously Reported	As Adjusted	Previously Reported	As Adjusted	January 31
Revenues:
Retail Segment	$298,628	$298,628	$325,605	$325,605	$323,050	$323,050	$376,945
Credit Segment	66,448	66,448	70,445	70,445	72,183	72,183	79,874
Total revenues	$365,076	$365,076	$396,050	$396,050	$395,233	$395,233	$456,819
Percent of annual revenues	22.6%	22.6%	24.6%	24.6%	24.5%	24.5%	28.3%
Cost and expenses:
Cost of goods sold(1)(2)	$173,472	$187,133	$187,124	$202,461	$186,807	$202,901	$240,631
Cost of service parts sold(1)	$1,312	$—	$1,550	$—	$1,463	$—	$—
Delivery, transportation and handling costs(2)	$12,349	$—	$13,787	$—	$14,631	$—	$—
Operating income (loss):
Retail Segment	$42,580	$42,580	$45,124	$45,124	$36,005	$36,005	$44,864
Credit Segment	(8,474)	(8,474)	(9,026)	(9,026)	(18,089)	(18,089)	(19,268)
Total operating income	$34,106	$34,106	$36,098	$36,098	$17,916	$17,916	$25,596
Net income (loss)	$15,677	$15,677	$16,538	$16,538	$(2,421)	$(2,421)	$1,061
Earnings (loss) per share:(3)
Basic	$0.43	$0.43	$0.45	$0.45	$(0.07)	$(0.07)	$0.03
Diluted	$0.43	$0.43	$0.45	$0.45	$(0.07)	$(0.07)	$0.03

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year 2015
(dollars in thousands, except per share amounts)	Quarter Ended
	April 30		July 31		October 31		January 31
	Previously Reported	As Adjusted	Previously Reported	As Adjusted	Previously Reported	As Adjusted	Previously Reported	As Adjusted
Revenues:
Retail Segment	$278,095	$278,095	$288,624	$288,624	$305,140	$305,140	$351,683	$351,683
Credit Segment	57,353	57,353	64,340	64,340	64,918	64,918	75,065	75,065
Total revenues	$335,448	$335,448	$352,964	$352,964	$370,058	$370,058	$426,748	$426,748
Percent of annual revenues	22.6%	22.6%	23.8%	23.8%	24.9%	24.9%	28.7%	28.7%
Cost and expenses:
Cost of goods sold(1)(2)	$160,782	$174,364	$168,717	$183,752	$178,976	$193,717	$210,147	$225,213
Cost of service parts sold(1)	$1,419	$—	$1,871	$—	$1,525	$—	$1,405	$—
Delivery, transportation and handling costs(2)	$12,163	$—	$13,164	$—	$13,216	$—	$13,661	$—
Operating income (loss):
Retail Segment	$37,766	$37,766	$34,208	$34,208	$37,794	$37,794	$43,562	$43,562
Credit Segment	11,265	11,265	(212)	(212)	(33,173)	(33,173)	(11,343)	(11,343)
Total operating income	$49,031	$49,031	$33,996	$33,996	$4,621	$4,621	$32,219	$32,219
Net income (loss)	$28,469	$28,469	$17,650	$17,650	$(3,064)	$(3,064)	$15,458	$15,458
Earnings (loss) per share:
Basic(3)	$0.79	$0.79	$0.49	$0.49	$(0.08)	$(0.08)	$0.43	$0.43
Diluted(3)	$0.77	$0.77	$0.48	$0.48	$(0.08)	$(0.08)	$0.42	$0.42

(1)
During the fourth quarter of fiscal year 2016, certain reclassifications have been made to previously reported amounts to conform to the current presentation. On the consolidated statements of operations, we reclassified cost of service parts sold to cost of goods sold. As a result, the first three quarters of fiscal year 2016 and 2015, which had been previously reported, has been adjusted on a retrospective basis to reflect the reclassification.

(2)
During the fourth quarter of fiscal year 2016, we changed our accounting policy for delivery, transportation and handling costs. Under the new accounting policy, delivery, transportation and handling costs are included in cost of goods sold, whereas previously they were shown separately as an operating expense. Including these expenses in cost of goods sold better align these costs with the related revenue in the margin calculations. This change in accounting policy has been applied retrospectively. As a result, the first three quarters of fiscal year 2016 and 2015, which had been previously reported, has been adjusted on a retrospective basis to reflect the change in accounting policy.

(3)	The sum of the quarterly earnings per share amounts may not equal the fiscal year amount due to rounding and use of weighted average shares outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on management's evaluation (with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO")), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Please refer to Management's Report on Internal Control over Financial Reporting in Part II, Item 8, of this Annual Report on Form 10-K.
Auditor's Report Relating to Effectiveness of Internal Control over Financial Reporting
Please refer to the Report of Independent Registered Public Accounting Firm in Part II, Item 8, of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred in the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2016 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2016 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2016 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2016 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2016 Annual Meeting of Stockholders.

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

CONN'S, INC.
(Registrant)

	By:	/s/ Norman Miller
Date:		Norman Miller
March 29, 2016		Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman Miller
Norman Miller	Chief Executive Officer and President (Principal Executive Officer)	March 29, 2016

/s/ Thomas R. Moran
Thomas R. Moran	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2016

/s/ Mark A. Haley
Mark A. Haley	Chief Accounting Officer (Principal Accounting Officer)	March 29, 2016

/s/ Theodore M. Wright
Theodore M. Wright	Chairman of the Board	March 29, 2016

/s/ Kelly M. Malson
Kelly M. Malson	Director	March 29, 2016

/s/ Bob L. Martin
Bob L. Martin	Director	March 29, 2016

/s/ William E. Saunders Jr.
William E. Saunders Jr.	Director	March 29, 2016

/s/ Douglas H. Martin
Douglas H. Martin	Director	March 29, 2016

/s/ David Schofman
David Schofman	Director	March 29, 2016

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1
Certificate of Incorporation of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Conn's, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Conn's, Inc. Form 10-Q for the quarter ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to Certificate to the Certificate of Amendment to Conn's, Inc. Certificate of Incorporation (as corrected December 31, 2013) (incorporated herein by reference to Exhibit 3.1.3 to Conn's, Inc. Form 10-K for the annual period ended January 31,2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Conn's, Inc. Form 10Q for the quarter ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Amended and Restated Bylaws of Conn's, Inc. effective as of December 3, 2013 (incorporated herein by reference to Exhibit 3.2 to Conn's, Inc. Form 10-Q for the quarter ended October 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 6, 2013)

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. Current Report on Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on October 6, 2014)

3.4
Certificate of Elimination of Certificate of Designations of Series A Junior Participating Preferred Stock of the Company, dated September 10, 2015 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 11, 2015)

4.1
Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

4.2
Indenture, dated as of July 1, 2014, by and among Conn's, Inc., the several guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 2, 2014)

4.2.1
First Supplemental Indenture, dated September 10, 2015, by and among Conn's, Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 10.9 to Conn's, Inc. Form 10-Q for the quarter ended October 31, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 8, 2015)

4.2.2
Second Supplemental Indenture, dated October 30, 2015, by and among the Company, as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 2, 2015)

4.2.3
Form of 7.250% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.1) (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 2, 2014)

4.2.4
Registration Rights Agreement, dated as of July 1, 2014, by and among Conn's, Inc., the several guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith, Incorporated as representative of the initial purchasers named therein (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 2, 2014)

4.3
Rights Agreement, dated as of October 6, 2014, by and between Conn's, Inc. and Computershare Trust Company, N.A., as rights Agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 6, 2014)

4.3.1
First Amendment, dated September 10, 2015, to Rights Agreement, dated as of October 6, 2014, by and between Conn's, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 11, 2015)

Exhibit Number	Description of Document
4.4
Base Indenture, dated as of September 10, 2015 by and between Conn's Receivables Funding 2015-A, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 11, 2015)

4.4.1
Series 2015-A Supplement to the Base Indenture, dated as of September 10, 2015, by and between Conn's Receivables Funding 2015-A, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 11, 2015)

* 10.1
Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.1.1
Amendment to the Conn's, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Conn's Form 10-Q for the quarter ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

* 10.1.2
Form of Stock Option Agreement under the Amended and Restated 2003 Incentive Stock option Plan (incorporated herein by reference to Exhibit 10.1.2 to Conn's, Inc. Form 10-K for the fiscal year ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

* 10.1.3
2011 Employee Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.3 to Conn's Form 10-Q for the quarter ended April 30, 2011 (File No. 001-34956) filed the Securities and Exchange Commission on May 26, 2011)

* 10.1.4
Form of Restricted Stock Award Agreement under the 2011 Employee Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1.4 to Conn's, Inc. Form 10-Q for the quarter ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

* 10.2
2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046)as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.2.1
Form of Stock Option Agreement under the 2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2.1 to Conn's, Inc. Form 10-K for the fiscal year ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

* 10.3
2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.2 to Conn's Form 10-Q for the quarter ended April 30, 2011 (File No. 001-34956) filed the Securities and Exchange Commission on May 26, 2011)

* 10.3.1
First Amendment to Conn's, Inc. 2011 Non-Employee Director Restricted Stock Plan dated effective August 27, 2013 (incorporated herein by reference to Exhibit 10.1 to Conn's Form 10-Q for the quarter ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

* 10.3.2
Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.3 to Conn's Form 10-Q for the quarter ended April 30, 2011 (File No. 001-34956) filed the Securities and Exchange Commission on May 26, 2011)

* 10.3.3
Revised Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to Conn's Form 10-Q for the quarter ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

* 10.3.4
Revised Form of Restricted Stock Award Agreement under the Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc. Form 10-Q for the quarter ended April 30, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2015)

* 10.3.5
Form of Deferral Election Form under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.3 to Conn's Form 10-Q for the quarter ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

* 10.3.6
Revised Form of Deferral Election Form under the Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to Conn's, Inc. Form 10-Q for the quarter ended April 30, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2015)

* 10.4
Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.5
Conn's 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

Exhibit Number	Description of Document
* 10.6
Executive Severance Agreement by and between Conn's, Inc. and Michael J. Poppe dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.9 to Conn's, Inc. Form 10-Q for the quarter ended July 31, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2011)

* 10.6.1
Amendment to Executive Severance Agreement dated as of December 3, 2013, by and between Michael J. Poppe and Conn's, Inc. (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarter ended October 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 6, 2013)

* 10.6.2
Second Amendment to Executive Severance Agreement dated July 10, 2015 by and between Michael J. Poppe and Conn’s, Inc. (incorporated herein by reference to Exhibit 10.3 to Conn's, Inc. Form 10-Q for the quarter ended July 31, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2015)

* 10.7
Executive Severance Agreement between Conn's, Inc. and David W. Trahan dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.10 to Conn's, Inc. Form 10-Q for the quarter ended July 31, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2011)

* 10.7.1
Amendment to Executive Severance Agreement dated as of December 3, 2013, by and between David W. Trahan and Conn's, Inc. (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarter ended October 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 6, 2013)

* 10.7.2
Second Amendment to Executive Severance Agreement dated July 10, 2015 by and between David W. Trahan and Conn’s, Inc. (incorporated herein by reference to Exhibit 10.2 to Conn's, Inc. Form 10-Q for the quarter ended July 31, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2015)

* 10.8
Executive Severance Agreement between Conn's, Inc. and Theodore M. Wright, dated as of December 5, 2011 (incorporated herein by reference to Exhibit 10.12 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 8, 2011)

* 10.8.1
Amendment to Executive Severance Agreement dated as of December 3, 2013, by and between Theodore M. Wright and Conn's, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended October 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 6, 2013)

* 10.8.2
Second Amendment to Executive Severance Agreement dated July 10, 2015 by and between Theodore M. Wright and Conn’s, Inc. (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc. Form 10-Q for the quarter ended July 31, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2015)

* 10.8.3
Transition Letter, dated September 7, 2015, by and between the Company and Theodore M. Wright (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2015)

* 10.9
Executive Severance Agreement dated July 27, 2015 by and between Thomas R. Moran and Conn's, Inc. (incorporated by reference to Exhibit 10.1 to Conn's, Inc. Current Report on Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on July 9, 2015)

* 10.10
Executive Severance Agreement by and between the Company and Norman Miller, dated as of September 7, 2015 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2015)

* 10.11
Executive Severance Plan (incorporated herein by reference to Exhibit 10.14 to Conn's, Inc. Form 10-Q for the quarter ended October 31, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 8, 2015)

* 10.12
Change of Control Agreement dated as of October 14, 2014 by and between Conn's Inc. and Mark Haley (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 17, 2014)

10.13
Second Amended and Restated Loan and Security Agreement dated September 26, 2012, by and among Conn's, Inc. and the Existing Grantors thereunder, and Bank of America, N.A., in its capacity as Agent for Lenders (incorporated herein by reference to Exhibit 10.5.4 to Conn's, Inc. Form 10-Q/A for the quarter ended October 31, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 11, 2012)

10.13.1
Second Amendment to Second Amended and Restated Loan Security Agreement, effective as of June 20, 2014, among Conn's Inc., Conn Appliances, inc., Conn Credit I, LP, Conn Credit Corporation, Inc., that banks and other financial institutions identified as "Lenders" therein and Bank of America, N.A., as Administrative Agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to Conn's Form 10-Q for the quarter ended July 31, 2014 (File No. 001-34956) as filed with the Securities and Exchanges Commission on September 2, 2014)

Exhibit Number	Description of Document
10.13.2
Third Amendment, dated September 4, 2015, to Second Amended and Restated Loan and Security Agreement, dated September 26, 2012, by and among the Company, as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2015)

10.13.3
Third Amended and Restated Loan and Security Agreement, dated October 30, 2015, by and among the Company, as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 2, 2015)

10.14
Omnibus Amendment and Reaffirmation of Existing Ancillary Documents, dated as of October 30, 2015, by and among the Company, Conn Appliances, Inc., Conn Credit I, LP, and Conn Credit Corporation, Inc., the guarantors party thereto and Bank of America, N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 2, 2015)

10.15
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

10.16
Purchase Agreement, dated as of June 26, 2014 among the Company, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchases (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 2, 2014)

10.17
Note Purchase Agreement, dated September 10, 2015, by and among Conn's, Inc., Conn’s Receivables Funding 2015-A, LLC, Conn Appliances, Inc. and Credit Suisse Securities (USA) LLC, as initial purchaser (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 11, 2015)

10.18
Receivables Purchase Agreement, dated September 10, 2015, by and between Conn Credit I, L.P. and Conn Appliances Receivables Funding, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 11, 2015)

10.19
Receivables Purchase Agreement, dated September 10, 2015, by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2015-A Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 11, 2015)

10.2
Purchase and Sale Agreement, dated September 10, 2015, by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2015-A Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 11, 2015)

10.21
Servicing Agreement dated as of September 10, 2015, among Conn's Receivables Funding 2015-A, LLC, Conn's Receivables 2015-A Trust, Conn Appliances, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 11, 2015)

10.22
Letter Agreement, dated October 23, 2015, by and between Conn's, Inc. and Anchorage Capital Group, L.L.C. (incorporated herein by reference to Exhibit 10.13 to Conn's, Inc. Form 10-Q for the quarter ended October 31, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 8, 2015)

11.1	Statement re: computation of earnings per share is included under Note 1 to the financial statements
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)
18	Letter re: change in accounting principles (filed herewith)
21	Subsidiaries of Conn's, Inc. (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)

Exhibit Number	Description of Document
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed with the SEC on March 29, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets as of January 31, 2016 and 2015, (ii) consolidated statements of operations for the years ended January 31, 2016, 2015 and 2014, (iii) consolidated statements of comprehensive income for the years ended January 31, 2016, 2015 and 2014, (iv) consolidated statements of stockholders' equity for the years ended January 31, 2016, 2015 and 2014, (v) consolidated statements of cash flows for the years ended January 31, 2016, 2015 and 2014, and (vi) notes to consolidated financial statements

* Management contract or compensatory plan or arrangement.