Form 10-Q
period 2016-04-30
CONNS INC
filed 2016-06-02
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2016
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Not Applicable
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 26, 2016:

Class	Outstanding
Common stock, $0.01 par value per share	30,698,177

CONN'S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2016

This Quarterly Report on Form 10-Q includes our trademarks such as "Conn's," "Conn's HomePlus," "YES Money," "YE$ Money," and our logos, which are protected under applicable intellectual property laws and are the property of Conn's, Inc. This report also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Quarterly Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.
Unless the context otherwise indicates, references to "Conn's," the "Company," "we," "us," and "our" refer to the consolidated business operations of Conn's, Inc., its consolidated VIEs, and its wholly-owned subsidiaries.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except per share data)

	April 30, 2016	January 31, 2016
Assets
Current assets:
Cash and cash equivalents	$11,542	$12,254
Restricted cash (all held by VIEs)	94,072	64,151
Customer accounts receivable, net of allowances (includes balances for VIEs of $601,481 and $390,150, respectively)	727,079	743,931
Other accounts receivable	84,558	95,404
Inventories	181,543	201,969
Income taxes recoverable	15,393	10,774
Prepaid expenses and other current assets	19,300	20,092
Total current assets	1,133,487	1,148,575
Long-term portion of customer accounts receivable, net of allowances (includes balances for VIEs of $416,766 and $331,254, respectively)	596,889	631,645
Long-term restricted cash (all held by VIEs)	25,002	14,425
Property and equipment, net	163,626	151,483
Deferred income taxes	69,264	70,219
Other assets	8,557	8,953
Total assets	$1,996,825	$2,025,300
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$769	$799
Accounts payable	97,515	86,797
Accrued compensation and related expenses	7,568	9,337
Accrued expenses	36,332	30,037
Income taxes payable	2,999	2,823
Deferred revenues and other credits	17,298	16,332
Total current liabilities	162,481	146,125
Deferred rent	82,848	74,559
Long-term debt and capital lease obligations (includes balances of VIEs of $905,201 and $699,515, respectively)	1,203,361	1,248,879
Other long-term liabilities	17,920	17,456
Total liabilities	1,466,610	1,487,019
Commitments and contingencies
Stockholders' equity:
Preferred stock ($0.01 par value, 1,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000 shares authorized; 30,695 and 30,630 shares issued, respectively)	307	306
Additional paid-in capital	86,891	85,209
Retained earnings	443,017	452,766
Total stockholders' equity	530,215	538,281
Total liabilities and stockholders' equity	$1,996,825	$2,025,300
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended April 30,
	2016	2015
Revenues:
Product sales	$286,490	$271,626
Repair service agreement commissions	28,185	23,796
Service revenues	3,867	3,057
Total net sales	318,542	298,479
Finance charges and other revenues	70,571	66,597
Total revenues	389,113	365,076
Costs and expenses:
Cost of goods sold	204,466	187,133
Selling, general and administrative expenses	113,247	95,675
Provision for bad debts	58,218	47,543
Charges and credits	526	619
Total costs and expenses	376,457	330,970
Operating income	12,656	34,106
Interest expense	25,896	9,428
Income (loss) before income taxes	(13,240)	24,678
Provision (benefit) for income taxes	(3,491)	9,001
Net income (loss)	$(9,749)	$15,677
Earnings (loss) per share:
Basic	$(0.32)	$0.43
Diluted	$(0.32)	$0.43
Weighted average common shares outstanding:
Basic	30,661	36,365
Diluted	30,661	36,880
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended April 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(9,749)	$15,677
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,636	4,777
Amortization of debt issuance costs	7,730	831
Provision for bad debts and uncollectible interest	67,860	55,961
Stock-based compensation expense	1,297	872
Excess tax benefits from stock-based compensation	(1)	(100)
Charges, net of credits, for store and facility closures	—	425
Deferred income taxes	955	(4,651)
Gain on sale of property and equipment	(178)	(187)
Tenant improvement allowances received from landlords	6,972	1,391
Change in operating assets and liabilities:
Customer accounts receivable	(16,253)	(66,513)
Other accounts receivable	11,745	3,311
Inventories	20,426	29,679
Other assets	864	340
Accounts payable	8,718	7,450
Accrued expenses	4,360	(5,874)
Income taxes	(4,443)	13,258
Deferred rent, revenues and other credits	1,714	(296)
Net cash provided by operating activities	108,653	56,351
Cash flows from investing activities:
Purchase of property and equipment	(16,996)	(9,602)
Proceeds from sale of property	696	35
Net cash used in investing activities	(16,300)	(9,567)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	493,540	—
Payments on asset-backed notes	(289,639)	—
Changes in restricted cash balances	(40,498)	—
Borrowings from revolving credit facility	170,393	63,041
Payments on revolving credit facility	(421,735)	(117,400)
Payment of debt issuance costs and amendment fees	(5,289)	—
Proceeds from stock issued under employee benefit plans	385	342
Excess tax benefits from stock-based compensation	1	100
Other	(223)	(131)
Net cash used in financing activities	(93,065)	(54,048)
Net change in cash and cash equivalents	(712)	(7,264)
Cash and cash equivalents, beginning of period	12,254	12,223
Cash and cash equivalents, end of period	$11,542	$4,959
Non-cash investing and financing activities:
Property and equipment purchases not yet paid	$6,476	$3,038
Supplemental cash flow data:
Cash interest paid	$18,448	$7,257
Cash income taxes paid, net	$61	$342
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
Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements of Conn's, Inc. and its wholly-owned subsidiaries, including the VIEs (as defined below), have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet at January 31, 2016 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed with the United States Securities and Exchange Commission (the "SEC") on March 29, 2016.
Variable Interest Entities. In September 2015, we securitized $1.4 billion of customer accounts receivables by transferring the receivables to a bankruptcy-remote variable-interest entity (the "2015 VIE"). The 2015 VIE issued asset-backed notes at a face amount of $1.12 billion secured by the transferred portfolio balance, which resulted in net proceeds to us of approximately $1.08 billion, net of transaction costs and restricted cash held by the 2015 VIE. The net proceeds were used to pay down the entire balance on our revolving credit facility, to repurchase shares of the Company's common stock and Senior Notes, and for other general corporate purposes.
In March 2016, we securitized $705.1 million of customer accounts receivables by transferring the receivables to a new bankruptcy-remote variable-interest entity (the "2016 VIE" or together with the 2015 VIE, the "VIEs"). The 2016 VIE issued two classes of asset-backed notes at a total face amount of $493.5 million secured by the transferred customer accounts receivables. This resulted in net proceeds to us of approximately $478.0 million, net of transaction costs and restricted cash held by the 2016 VIE. The net proceeds were used to pay down the entire balance on our revolving credit facility and for other general corporate purposes.
We currently hold the residual equity of the VIEs as well as a third class of asset-backed notes of the 2016 VIE, of which we may elect to retain all or a portion of these interests if that is determined to be in our best economic interest. In addition, we retain the servicing of the securitized portfolios. We determined that we have a variable interest in both VIEs and we are the primary beneficiary because (i) our servicing responsibilities for the securitized portfolios give us the power to direct the activities that most significantly impact the performance of the VIEs, and (ii) our variable interest in the VIEs gives us the obligation to absorb losses and the right to receive residual returns that could potentially be significant. As a result, while holding all or a significant portion of the residual equity of the VIEs and the third class of asset-backed notes of the 2016 VIE, we will consolidate the VIEs within our financial statements. If we sell all or a significant portion of our interest, we will assess if the transaction achieves sale treatment for accounting purposes, which may result in deconsolidation of one or both of the VIEs. There is no assurance that we will complete a sale of all or a portion of our interest in the VIEs, and there is no assurance we will achieve sale treatment. As a result, we have determined that the securitized portfolios do not meet the criteria for treatment as an asset held for sale, which would require recording at the lower of cost, net of allowances, or fair value. We have not made an adjustment to the customer accounts receivable balance as a result of the transaction or in anticipation of any gain or loss that may occur should a sale of our interest in the VIEs be completed.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation. The consolidated financial statements include the accounts of Conn's, Inc. and its wholly-owned subsidiaries, including the VIEs. Conn's, Inc., a Delaware corporation, is a holding company with no independent assets or operations other than its investments in its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Fiscal Year. Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.
Accounting Policies. The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.
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
Earnings per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the potential dilutive effects of any stock-based awards, which is calculated using the treasury-stock method. The following table sets forth the shares outstanding used for the earnings per share calculations:

	Three Months Ended April 30,
(in thousands)	2016	2015
Weighted average common shares outstanding - Basic	30,661	36,365
Dilutive effect of stock based awards	—	515
Weighted average common shares outstanding - Diluted	30,661	36,880
For the three months ended April 30, 2016 and 2015, the weighted average number of shares from stock based awards not included in the calculation due to their anti-dilutive effect was approximately 1.0 million and 0.4 million shares, respectively.
Restricted Cash. The restricted cash balance as of April 30, 2016 and January 31, 2016 includes $94.1 million and $64.2 million, respectively, of cash we collected as servicer on the securitized receivables that was remitted to the VIEs and $25.0 million and $14.4 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
Customer accounts receivable. Customer accounts receivable reported in the consolidated balance sheet includes total receivables managed, including those transferred to the VIEs and those receivables not transferred to the VIEs. Customer accounts receivable are originated at the time of sale and delivery of the various products and services. Based on contractual terms, we record the amount of principal and accrued interest on customer receivables that is expected to be collected within the next twelve months in current assets with the remaining balance in long-term assets on the consolidated balance sheet. Customer receivables are considered delinquent if a payment has not been received on the scheduled due date. Accounts that are delinquent more than 209 days as of the end of a month are charged-off against the allowance for doubtful accounts and interest accrued subsequent to the last payment is reversed and charged against the allowance for uncollectible interest.
In an effort to mitigate losses on our accounts receivable, we may make loan modifications to a borrower experiencing financial difficulty. In our role as servicer, we may also make modifications to loans held by the VIEs. The loan modifications are intended to maximize net cash flow after expenses and avoid the need to repossess collateral or exercise legal remedies available to us. We may extend or "re-age" a portion of our customer accounts, which involve modifying the payment terms to defer a portion of the cash payments due. Our re-aging of customer accounts does not change the interest rate or the total amount due from the customer and typically does not reduce the monthly contractual payments. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the interest rate or the total amount due from the customer but does reduce the monthly contractual payments. We consider accounts that have been re-aged in excess of three months or refinanced as Troubled Debt Restructurings ("TDR" or "Restructured Accounts").
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Interest income on customer accounts receivable. Interest income is accrued using the interest method for installment contracts and is reflected in finance charges and other revenues. Typically, interest income is accrued until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Interest income on installment contracts with our customers is based on the rule of 78s. In order to convert the interest income recognized to the interest method, we have recorded the excess earnings of rule of 78s over the interest method as deferred revenue on our balance sheets. Our calculation of interest income also includes an estimate of the benefit from future prepayments based on our historical experience. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off. At April 30, 2016 and January 31, 2016, there were $5.8 million and $5.2 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities.
We offer 12-month, no-interest finance programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived. Interest income is recognized based on our historical experience related to customers that fail to satisfy the requirements of the programs. We previously offered 18- and 24-month equal-payment, no-interest finance programs to certain higher credit quality borrowers, which were discounted to their present value at origination, resulting in a reduction in sales and customer receivables, and the discount amount is amortized into finance charges and other revenues over the term of the contract. If a customer is delinquent in making a scheduled monthly payment (grace periods are provided), the account begins accruing interest based on the contract rate from the date of the last payment made.
We recognize interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows.
We typically only place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. At April 30, 2016 and January 31, 2016, customer receivables carried in non-accrual status were $21.9 million and $20.6 million, respectively. At April 30, 2016 and January 31, 2016, customer receivables that were past due 90 days or more and still accruing interest totaled $98.7 million and $115.1 million, respectively.
Income Taxes. For the three months ended April 30, 2016, we utilized the actual effective tax rate (discrete method) in determining income tax expense rather than the estimated annual effective tax rate, which we used for the three months ended April 30, 2015, as we determined that small changes in the estimated fiscal 2017 pre-tax income would result in significant changes to the estimated annual effective tax rate.
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
The fair value of cash and cash equivalents, restricted cash, and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a Level 3 discounted cash flow analysis, approximates their carrying amount. The fair value of our revolving credit facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At April 30, 2016, the fair value of our Senior Notes, which was determined using Level 1 inputs, was $186.7 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At April 30, 2016, the fair value of the VIE's Class A Notes and Class B Notes, which were determined using Level 2 inputs based on inactive trading activity, approximates their carrying value.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications. Certain reclassifications have been made to prior fiscal year amounts to conform to the presentation in the current fiscal year. On the consolidated balance sheets, as of January 31, 2016, we reclassified cash held by the VIEs as additional collateral for the asset-backed notes out of current restricted cash and separately presented as long-term restricted cash. These reclassifications did not impact consolidated operating income or net income.
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current guidance. Upon adoption of ASU 2014-09, entities are required to recognize revenue using the following comprehensive model: (1) identify contracts with customers, (2) identify the performance obligations in contracts, (3) determine transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue as each performance obligation is satisfied. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year and allows early adoption on a limited basis. ASU 2014-09 is now effective for us beginning in the first quarter of fiscal year 2019 and will result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. We are currently assessing the impact the new standard will have on our financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which will change how lessees account for leases. For most leases, a liability will be recorded on the balance sheet based on the present value of future lease obligations with a corresponding right-of-use asset. Primarily for those leases currently classified by us as operating leases, we will recognize a single lease cost on a straight line basis based on the combined amortization of the lease obligation and the right-of-use asset. Other leases will be required to be accounted for as financing arrangements similar to how we currently account for capital leases. On transition, we will recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The standard is effective for us beginning in the first quarter of fiscal year 2020. We are currently assessing the impact the new standard will have on our financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies the accounting for excess tax benefits and tax deficiencies associated with share-based payments, the accounting for forfeitures, and the classification of certain items on the statement of cash flows. ASU 2016-09 eliminates the requirement to recognize excess tax benefits in additional paid-in capital ("APIC"), and the requirement to evaluate tax deficiencies for APIC or income tax expense classification, and provides for these benefits or deficiencies to be recorded as an income tax expense or benefit in the income statement. With these changes, tax-related cash flows resulting from share-based payments will be classified as operating activities as opposed to financing, as currently presented. The standard is effective for us in the first quarter of fiscal year 2018, although early adoption is permitted. We are currently assessing the impact the new standard will have on our financial statements.
2.     Charges and Credits
Charges and credits consisted of the following:

	Three Months Ended April 30,
(in thousands)	2016	2015
Store and facility closure costs	$—	$425
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	454	194
Executive management transition costs	72	—
	$526	$619
During the three months ended April 30, 2016, we had costs associated with legal and professional fees related to our securities-related litigation and transition costs due to changes in the executive management team. During the three months ended April 30, 2015, we had costs associated with the closing of under-performing retail locations and with legal and professional fees related to our exploration of strategic alternatives and our securities-related litigation.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended April 30,
(in thousands)	2016	2015
Interest income and fees	$60,621	$55,419
Insurance commissions	9,457	11,029
Other revenues	493	149
	$70,571	$66,597
Interest income and fees and insurance commissions are derived from the credit segment operations, whereas other revenues are derived from the retail segment operations. For the three months ended April 30, 2016 and 2015, interest income and fees was reduced by provisions for uncollectible interest of $10.0 million and $8.5 million, respectively. For the three months ended April 30, 2016 and 2015, the amount included in interest income and fees related to TDR accounts was $4.1 million and $3.2 million, respectively.
4.       Customer Accounts Receivable
Customer accounts receivable consisted of the following:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
(in thousands)	April 30, 2016	January 31, 2016	April 30, 2016	January 31, 2016	April 30, 2016	January 31, 2016
Customer accounts receivable	$1,413,942	$1,470,205	$106,027	$127,400	$104,493	$112,221
Restructured accounts	123,546	117,651	26,591	30,323	123,546	117,651
Total customer portfolio balance	1,537,488	1,587,856	$132,618	$157,723	$228,039	$229,872
Allowance for uncollectible accounts	(195,129)	(190,990)
Allowances for no-interest option credit programs	(18,391)	(21,290)
Total customer accounts receivable, net	1,323,968	1,375,576
Short-term portion of customer accounts receivable, net	(727,079)	(743,931)
Long-term portion of customer accounts receivable, net	$596,889	$631,645
Securitized receivables held by the VIE	$1,207,245	$870,684	$132,517	$135,800	$222,447	$204,594
Receivables not held by the VIE	330,243	717,172	101	21,923	5,592	25,278
Total customer portfolio balance	$1,537,488	$1,587,856	$132,618	$157,723	$228,039	$229,872

(1)
Due to the fact that an account can become past due after having been re-aged, accounts could be represented as both past due and re-aged. As of April 30, 2016 and January 31, 2016, the amounts included within both past due and re-aged was $48.0 million and $55.2 million, respectively. As of April 30, 2016 and January 31, 2016, the total customer portfolio balance past due one day or greater was $350.1 million and $387.3 million, respectively. These amounts include the 60 days past due balances shown.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the activity in the allowance for doubtful accounts and uncollectible interest for customer receivables:

	Three Months Ended April 30, 2016			Three Months Ended April 30, 2015
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$149,226	$41,764	$190,990	$118,786	$28,196	$146,982
Provision (1)	52,924	14,937	67,861	43,011	12,950	55,961
Principal charge-offs (2)	(45,634)	(10,097)	(55,731)	(35,725)	(7,072)	(42,797)
Interest charge-offs	(8,129)	(1,798)	(9,927)	(6,598)	(1,306)	(7,904)
Recoveries (2)	1,585	351	1,936	957	190	1,147
Allowance at end of period	$149,972	$45,157	$195,129	$120,431	$32,958	$153,389
Average total customer portfolio balance	$1,438,442	$121,447	$1,559,889	$1,274,281	$92,985	$1,367,266

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest). Recoveries include principal collections of previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

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
The following table presents detail of the activity in the accrual for store closures:

	Three Months Ended April 30,
(in thousands)	2016	2015
Balance at beginning of period	$1,866	$2,556
Accrual for additional closures	—	318
Adjustments	(15)	32
Cash payments, net of sublease income	(163)	(556)
Balance at end of period	1,688	2,350
Current portion, included in accrued expenses	(643)	(741)
Long-term portion, included in other long-term liabilities	$1,045	$1,609

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Debt and Capital Lease Obligations
Debt and capital lease obligations consisted of the following:

(in thousands)	April 30, 2016	January 31, 2016
Revolving credit facility	$77,865	$329,207
Senior Notes	227,000	227,000
2015-A Class A Notes	344,688	551,383
2015-A Class B Notes	165,900	165,900
2016-A Class A Notes	340,086	—
2016-A Class B Notes	70,510	—
Capital lease obligations	2,264	2,488
Total debt and capital lease obligations	1,228,313	1,275,978
Less:
Unamortized discounts and debt issuance costs	(24,183)	(26,300)
Current maturities of capital lease obligations	(769)	(799)
Long-term debt and capital lease obligations	$1,203,361	$1,248,879
Senior Notes. We have outstanding unsecured Senior Notes due July 2022 bearing interest at 7.250%, pursuant to an indenture dated July 1, 2014 (the "Indenture") among Conn's, Inc., its subsidiary guarantors (the "Guarantors") and U.S. Bank National Association, as trustee. The effective interest rate of the Senior Notes after giving effect to offering fees and debt discount is 7.8%.
The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock ("restricted payments"); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations for restricted payments are triggered only if one or more of the following occurred: (1) a default were to exist under the indenture, (2) if we could not satisfy a debt incurrence test, and (3) if the aggregate amount of restricted payments would exceed an amount tied to the consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have a leverage ratio, as defined under the Indenture, less than or equal to 2.50 to 1.00. Thus, as of April 30, 2016, $192.7 million would have been free from the dividend restriction. However, as a result of the revolving credit facility dividend restrictions, which are further described below, no amount was available for dividends. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period.
Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
Asset-backed Notes. In September 2015, the 2015 VIE issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the 2015 VIE. The asset-backed notes consist of the following securities:

•
Asset-backed Fixed Rate Notes, Class A, Series 2015-A ("2015-A Class A Notes") in aggregate principal amount of $952.1 million that bear interest at a fixed annual rate of 4.565% and mature on September 15, 2020. The effective interest rate of the 2015-A Class A Notes after giving effect to offering fees is 7.7%.

•
Asset-backed Fixed Rate Notes, Class B, Series 2015-A ("2015-A Class B Notes") in aggregate principal amount of $165.9 million that bear interest at a fixed annual rate of 8.500% and mature on September 15, 2020. The effective interest rate of the 2015-A Class B Notes after giving effect to offering fees is 13.4%.

The 2015-A Class A Notes and 2015-A Class B Notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act. If an event of default were to occur under the indenture that governs the notes, the payment of the outstanding amounts would be accelerated, in which event the cash proceeds of the receivables that otherwise might be released to us as the holder of the residual equity would instead be directed entirely toward repayment of the 2015-A Class A Notes and 2015-A Class B Notes. The holders of the notes have no recourse to assets

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outside of the 2015 VIE. Events of default include, but are not limited to, failure to make required payments on the notes or specified bankruptcy-related events.
In March 2016, the 2016 VIE issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the 2016 VIE. The asset-backed notes consist of the following securities:

•
Asset-backed Fixed Rate Notes, Class A, Series 2016-A ("2016-A Class A Notes") in aggregate principal amount of $423.0 million that bear interest at a fixed annual rate of 4.680% and mature on April 16, 2018. The effective interest rate of the 2016-A Class A Notes after giving effect to offering fees is 6.9%.

•
Asset-backed Fixed Rate Notes, Class B, Series 2016-A ("2016-A Class B Notes") in aggregate principal amount of $70.5 million that bear interest at a fixed annual rate of 8.960% and mature on August 15, 2018. The effective interest rate of the 2016-A Class B Notes after giving effect to offering fees is 9.5%.

The 2016-A Class A Notes and 2016-A Class B Notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act. If an event of default were to occur under the indenture that governs the notes, the payment of the outstanding amounts would be accelerated, in which event the cash proceeds of the receivables that otherwise might be released to us as the holder of a third class of asset-backed notes issued by the 2016 VIE ("2016-A Class C Notes") and the residual equity would instead be directed entirely toward repayment of the 2016-A Class A Notes and 2016-A Class B Notes. The holders of the notes have no recourse to assets outside of the 2016 VIE. Events of default include, but are not limited to, failure to make required payments on the notes or specified bankruptcy-related events.
Revolving Credit Facility. On October 30, 2015, Conn's, Inc. and certain of its subsidiaries (the "Borrowers") entered into the Third Amended and Restated Loan and Security Agreement with a syndicate of banks that provides for an $810.0 million asset-based revolving credit facility (the "revolving credit facility") under which availability is subject to a borrowing base. The revolving credit facility matures on October 30, 2018.
On February 16, 2016, the Borrowers entered into a first amendment to the revolving credit facility, which resulted in various changes, including:

•	Excluding non-cash deferred amortization of debt related transaction costs from interest coverage ratio; and

•	Extending from 6 months to 18 months the time frame subsequent to the closing of a securitization transaction in which the Cash Recovery Percent covenant will be determined.
On May 18, 2016, the Borrowers entered into a second amendment to the revolving credit facility, which resulted in various changes, including:

•	Amending the minimum interest coverage ratio covenant to:

◦	Eliminate the minimum interest coverage ratio covenant for the first quarter of fiscal 2017;

◦	Reduce the minimum interest coverage ratio covenant to 1.0x for the second quarter of fiscal 2017 through the first quarter of fiscal 2018; and

◦	Reduce the minimum interest coverage ratio covenant to 1.25x for the second quarter of fiscal 2018 through the third quarter of fiscal 2019.

•	Modifying the conditions for repurchases of the Company's common stock, including the addition of a requirement to achieve a minimum interest coverage ratio of 2.5x for two consecutive quarters; and

•
Reducing the borrowing base by $15.0 million beginning on May 31, 2016 through June 30, 2017, reducing the borrowing base by $10.0 million for any month beginning with July 31, 2017 that the interest coverage ratio is at least 1.25x, and no borrowing base reduction at any time the interest coverage ratio is at least 2.0x for two consecutive quarters.

As of April 30, 2016, loans under the revolving credit facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.5% to 3.0% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.5% to 2.0% per annum (depending on quarterly average net availability under the borrowing base). Pursuant to the second amendment, the margins increased by 25 basis points subsequent to April 30, 2016. The alternate base rate is the greater of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. The weighted average interest rate on borrowings outstanding under the revolving credit facility was 4.9% for the three months ended April 30, 2016. We also pay an unused fee on the portion of the commitments that are available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the outstanding balance and letters of credit of the revolving credit facility.
The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of April 30, 2016, we had immediately available borrowing capacity of $161.9 million under our revolving credit facility, net of standby letters of credit issued of $2.6 million. We also had $567.6 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances.
The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may make dividends and distributions to the Company and other obligors under the revolving credit facility without restriction. As of April 30, 2016, under the revolving credit facility, as amended, no amount was available for dividends. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.
Debt covenants. We were in compliance with our debt covenants, as amended, at April 30, 2016. A summary of the significant financial covenants that govern our revolving credit facility, as amended, compared to our actual compliance status at April 30, 2016 is presented below:

	Actual	Required Minimum/ Maximum
Leverage Ratio must not exceed maximum	2.52:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.01:1.00	2.00:1.00
Cash Recovery Percent must exceed stated amount	5.47%	4.50%
Capital Expenditures, net, must not exceed maximum	$37.1 million	$75.0 million
All capitalized terms in the above table are defined by the revolving credit facility, as amended, and may or may not agree directly with the financial statement captions in this document. Compliance with the covenants is calculated quarterly, except for the Cash Recovery Percent, which is calculated monthly on a trailing three-month basis, and Capital Expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter. The revolving credit facility provides for 18 months subsequent to the closing of a securitization transaction in which the Cash Recovery Percent will be determined based on the portfolio of contracts subject to the (i) securitization facilities; and (ii) a lien under the revolving credit facility.
7.     Contingencies
Securities Class Action Litigation. We and one of our current and one of our former executive officers are defendants in a consolidated securities class action lawsuit pending in the United States District Court for the Southern District of Texas (the "Court"), In re Conn's Inc. Securities Litigation, Cause No. 14-CV-00548 (the "Consolidated Securities Action"). The Consolidated Securities Action started as three separate purported securities class action lawsuits filed between March 5, 2014 and May 5, 2014 in the Court that were consolidated into the Consolidated Securities Action on June 3, 2014. The plaintiffs in the Consolidated Securities Action allege that the defendants made false and misleading statements and/or failed to disclose material adverse facts about our business, operations, and prospects. They allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek to certify a class of all persons and entities that purchased or otherwise acquired Conn's common stock and/or call options, or sold/wrote Conn's put options between April 3, 2013 and December 9, 2014. The complaint does not specify the amount of damages sought.
On June 30, 2015, the Court held a hearing on the defendants' motion to dismiss plaintiffs' complaint. At the hearing, the Court dismissed Brian Taylor, a former executive officer, and certain other aspects of the complaint. The Court ordered the plaintiffs to further amend their complaint in accordance with its ruling, and the plaintiffs filed their Fourth Consolidated Amended Complaint on July 21, 2015. The remaining defendants filed a motion to dismiss on August 28, 2015. The briefing on the defendants' motion to dismiss was fully briefed and the Court held a hearing on defendants' motion over the course of two days, on March 25, 2016 and March 29, 2016. On May 6, 2016, the Court granted in part and denied in part defendants' motion to dismiss the plaintiffs' complaint. Thereafter, the defendants filed a motion requesting the Court's decision be certified for interlocutory appeal to the United States Fifth Circuit Court of Appeals. The Court has not yet ruled on that motion.
The defendants intend to vigorously defend against all of these claims. It is not possible at this time to predict the timing or outcome of any of this litigation, and we cannot reasonably estimate the possible loss or range of possible loss from these claims.
Derivative Litigation. On December 1, 2014, an alleged shareholder filed, purportedly on behalf of the Company, a derivative shareholder lawsuit against us and certain of our current and former directors and executive officers in the Court captioned Robert Hack, derivatively on behalf of Conn's, Inc., v. Theodore M. Wright (former executive officer and former director), Bob L. Martin,

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director), Brian Taylor (former executive officer) and Michael J. Poppe and Conn's, Inc., Case No. 4:14-cv-03442 (the "Original Derivative Action"). The complaint asserts claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and insider trading based on substantially similar factual allegations as those asserted in the Consolidated Securities Action. The plaintiff seeks unspecified damages against these persons and does not request any damages from us. Setting forth substantially similar claims against the same defendants, on February 25, 2015 an additional federal derivative action, captioned 95250 Canada LTEE, derivatively on Behalf of Conn's, Inc. v. Wright et al., Cause No. 4:15-cv-00521, was filed in the Court, which has been consolidated with the Original Derivative Action.
The Court approved a stipulation among the parties to stay the action pending resolution of the motion to dismiss in the Consolidated Securities Action, and the parties have requested that the Court extend the stay in the Original Derivative Action pending the Court's ruling on the defendants' motion for certification for interlocutory appeal.
Another derivative action was filed on January 27, 2015, captioned, Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, filed in the 281st Judicial District Court, Harris County, Texas. This action makes substantially similar allegations to the Original Derivative Action against the same defendants. The stay, which the parties agreed to put in place pending resolution of the motion to dismiss, is still in place.
On May 19, 2016, an alleged shareholder, filed, purportedly on behalf of the Company, a lawsuit against us and certain of our current and former directors and executive officers in the 55th Judicial District Court, Harris County, Texas captioned Robert J. Casey II, derivatively on behalf of Conn's, Inc., v. Theodore M. Wright (former executive officer and former director), Michael J. Poppe, Brian Taylor (former executive officer), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director) and William E. Saunders Jr., and Conn's, Inc., Cause No. 2016-33135. The complaint asserts claims for breach of fiduciary duties and unjust enrichment based on substantially similar factual allegations as those asserted in the Original Derivative Action. The complaint does not specify the amount of damages sought.
None of the plaintiffs in any of the derivative actions made a demand on our Board of Directors prior to filing their respective lawsuits. The defendants in the derivative actions intend to vigorously defend against these claims and we cannot reasonably estimate the possible loss or range of possible loss from these claims.
Regulatory Matters. We are continuing to cooperate with the SEC's investigation, which began on or around November 2014, which generally relates to our underwriting policies and bad debt provisions.  The investigation is a non-public, fact-finding inquiry and the SEC has stated that the investigation does not mean that any violations of law have occurred.
In addition, we are involved in other routine litigation and claims incidental to our business from time to time which, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As required, we accrue estimates of the probable costs for the resolution of these matters. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. However, the results of these proceedings cannot be predicted with certainty and changes in facts and circumstances could impact our estimate of reserves for litigation.
8.     Variable Interest Entities
The VIEs have issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the VIEs. Under the terms of the securitization transactions, the customer receivable principal and interest payment cash flows will go first to the servicer and the holders of issued notes, and then to us as the holder of the 2016-A Class C Notes and residual equities. We retain the servicing of the securitized portfolios and are receiving a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables. In addition, we, rather than the VIEs, will retain all credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charge-offs of the securitized receivables, which will continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as we consolidate the VIEs.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the assets and liabilities held by the VIEs and that are included in our consolidated balance sheet (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn's, Inc.):

(in thousands)	April 30, 2016	January 31, 2016
Assets:
Restricted cash	$119,074	$78,576
Due from Conn's, Inc.	4,094	3,405
Customer accounts receivable:
Customer accounts receivable	1,088,625	763,278
Restructured accounts	118,620	107,406
Allowance for uncollectible accounts	(172,297)	(136,325)
Allowances for no-interest option credit programs	(16,701)	(12,955)
Total customer accounts receivable, net	1,018,247	721,404
Total assets	$1,141,415	$803,385
Liabilities:
Accrued interest	$2,170	$1,636
Due to Conn's, Inc.	3,372	—
Deferred interest income	4,706	3,042
Long-term debt:
2015-A Class A Notes	344,688	551,383
2015-A Class B Notes	165,900	165,900
2016-A Class A Notes	340,086	—
2016-A Class B Notes	70,510	—
	921,184	717,283
Less unamortized discounts and debt issuance costs	(15,983)	(17,768)
Total long-term debt	905,201	699,515
Total liabilities	$915,449	$704,193
The assets of the VIEs serve as collateral for the obligations of the VIEs. The holders of the Class A Notes and Class B Notes have no recourse to assets outside of the VIEs.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Segment Reporting
Financial information by segment is presented in the following tables:

	Three Months Ended April 30, 2016			Three Months Ended April 30, 2015
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$105,306	$—	$105,306	$89,502	$—	$89,502
Home appliance	87,904	—	87,904	84,102	—	84,102
Consumer electronic	65,865	—	65,865	71,430	—	71,430
Home office	22,473	—	22,473	21,985	—	21,985
Other	4,942	—	4,942	4,607	—	4,607
Product sales	286,490	—	286,490	271,626	—	271,626
Repair service agreement commissions	28,185	—	28,185	23,796	—	23,796
Service revenues	3,867	—	3,867	3,057	—	3,057
Total net sales	318,542	—	318,542	298,479	—	298,479
Finance charges and other revenues	494	70,077	70,571	149	66,448	66,597
Total revenues	319,036	70,077	389,113	298,628	66,448	365,076
Costs and expenses:
Cost of goods sold	204,466	—	204,466	187,133	—	187,133
Selling, general and administrative expenses (1)	79,983	33,264	113,247	68,227	27,448	95,675
Provision for bad debts	398	57,820	58,218	69	47,474	47,543
Charges and credits	526	—	526	619	—	619
Total costs and expense	285,373	91,084	376,457	256,048	74,922	330,970
Operating income (loss)	33,663	(21,007)	12,656	42,580	(8,474)	34,106
Interest expense	—	25,896	25,896	—	9,428	9,428
Income (loss) before income taxes	$33,663	$(46,903)	$(13,240)	$42,580	$(17,902)	$24,678

(1)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment that benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. For the three months ended April 30, 2016 and 2015, the amount of overhead allocated to each segment was $5.7 million and $3.5 million, respectively. For the three months ended April 30, 2016 and 2015, the amount of reimbursement made to the retail segment by the credit segment were $9.7 million and $8.5 million, respectively.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Guarantor Financial Information
Conn's, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. The Senior Notes, which were issued by Conn's, Inc., are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Guarantors. The direct or indirect subsidiaries of Conn's, Inc. that are not Guarantors are the VIE and minor subsidiaries. Prior to transferring the securitized customer receivables to the 2015 VIE in September 2015, the only direct or indirect subsidiaries of Conn's, Inc. that were not Guarantors were minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn's, Inc. in the form of loans, advances or dividends, except as provided by applicable law. The following financial information presents the condensed consolidated balance sheet, statement of operations, and statement of cash flows for Conn's, Inc. (the issuer of the Senior Notes), the Guarantor Subsidiaries, and the Non-guarantor Subsidiaries, together with certain eliminations.
Condensed Consolidated Balance Sheet as of April 30, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$11,542	$—	$—	$11,542
Restricted cash	—	—	94,072	—	94,072
Customer accounts receivable, net of allowance	—	125,598	601,481	—	727,079
Other accounts receivable	—	84,558	—	—	84,558
Inventories	—	181,543	—	—	181,543
Other current assets	15,393	19,300	4,094	(4,094)	34,693
Total current assets	15,393	422,541	699,647	(4,094)	1,133,487
Investment in and advances to subsidiaries	667,147	225,244	—	(892,391)	—
Long-term portion of customer accounts receivable, net of allowance	—	180,123	416,766	—	596,889
Long-term restricted cash	—	—	25,002	—	25,002
Property and equipment, net	—	163,626	—	—	163,626
Deferred income taxes	69,264	—	—	—	69,264
Other assets	—	8,557	—	—	8,557
Total assets	$751,804	$1,000,091	$1,141,415	$(896,485)	$1,996,825
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$—	$769	$—	$—	$769
Accounts payable	—	97,515	—	—	97,515
Accrued expenses	2,789	38,941	5,542	(3,372)	43,900
Other current liabilities	—	17,717	2,580	—	20,297
Total current liabilities	2,789	154,942	8,122	(3,372)	162,481
Deferred rent	—	82,848	—	—	82,848
Long-term debt and capital lease obligations	218,800	79,360	905,201	—	1,203,361
Other long-term liabilities	—	15,794	2,126	—	17,920
Total liabilities	221,589	332,944	915,449	(3,372)	1,466,610
Stockholders' equity:
Common stock	307	—	—	—	307
Additional paid-in capital	86,891	177,509	250,384	(427,893)	86,891
Retained earnings	443,017	489,638	(24,418)	(465,220)	443,017
Total stockholders' equity	530,215	667,147	225,966	(893,113)	530,215
Total liabilities and stockholders' equity	$751,804	$1,000,091	$1,141,415	$(896,485)	$1,996,825

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of January 31, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$12,254	$—	$—	$12,254
Restricted cash	—	—	64,151	—	64,151
Customer accounts receivable, net of allowance	—	353,781	390,150	—	743,931
Other accounts receivable	—	95,404	—	—	95,404
Inventories	—	201,969	—	—	201,969
Other current assets	10,774	20,092	3,405	(3,405)	30,866
Total current assets	10,774	683,500	457,706	(3,405)	1,148,575
Investment in and advances to subsidiaries	676,492	95,787	—	(772,279)	—
Long-term portion of customer accounts receivable, net of allowance	—	300,391	331,254	—	631,645
Long-term restricted cash	—	—	14,425	—	14,425
Property and equipment, net	—	151,483	—	—	151,483
Deferred income taxes	70,219	—	—	—	70,219
Other assets	—	8,953	—	—	8,953
Total assets	$757,485	$1,240,114	$803,385	$(775,684)	$2,025,300
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$—	$799	$—	$—	$799
Accounts payable	—	86,797	—	—	86,797
Accrued expenses	736	37,002	1,636	—	39,374
Other current liabilities	—	17,510	1,645	—	19,155
Total current liabilities	736	142,108	3,281	—	146,125
Deferred rent	—	74,559	—	—	74,559
Long-term debt and capital lease obligations	218,468	330,896	699,515	—	1,248,879
Other long-term liabilities	—	16,059	1,397	—	17,456
Total liabilities	219,204	563,622	704,193	—	1,487,019
Stockholders' equity:
Common stock	306	—	—	—	306
Additional paid-in capital	85,209	179,995	112,200	(292,195)	85,209
Retained earnings	452,766	496,497	(13,008)	(483,489)	452,766
Total stockholders' equity	538,281	676,492	99,192	(775,684)	538,281
Total liabilities and stockholders' equity	$757,485	$1,240,114	$803,385	$(775,684)	$2,025,300

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Operations for the three months ended April 30, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$318,542	$—	$—	$318,542
Finance charges and other revenues	—	30,172	40,399	—	70,571
Servicing fee revenue	—	17,135	—	(17,135)	—
Total revenues	—	365,849	40,399	(17,135)	389,113
Costs and expenses:
Cost of goods sold	—	204,466	—	—	204,466
Selling, general and administrative expenses	—	113,247	17,135	(17,135)	113,247
Provision for bad debts	—	35,582	22,636	—	58,218
Charges and credits	—	526	—	—	526
Total costs and expenses	—	353,821	39,771	(17,135)	376,457
Operating income	—	12,028	628	—	12,656
Loss (income) from consolidated subsidiaries	6,859	11,410	—	(18,269)	—
Interest expense	4,446	3,268	18,182	—	25,896
Income (loss) before income taxes	(11,305)	(2,650)	(17,554)	18,269	(13,240)
Provision (benefit) for income taxes	(1,556)	4,209	(6,144)	—	(3,491)
Net income (loss)	$(9,749)	$(6,859)	$(11,410)	$18,269	$(9,749)

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the three months ended April 30, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(9,555)	$(201,353)	$319,561	$—	$108,653
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(478,080)	478,080	—
Sale of customer accounts receivables	—	478,080	—	(478,080)	—
Purchase of property and equipment	—	(16,996)	—	—	(16,996)
Proceeds from sales of property	—	696	—	—	696
Net change in intercompany	9,169	—	—	(9,169)	—
Net cash provided by (used in) investing activities	9,169	461,780	(478,080)	(9,169)	(16,300)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	493,540	—	493,540
Payments on asset-backed notes	—	—	(289,639)	—	(289,639)
Changes in restricted cash balances	—	—	(40,498)	—	(40,498)
Borrowings from revolving credit facility	—	170,393	—	—	170,393
Payments on revolving credit facility	—	(421,735)	—	—	(421,735)
Repurchase of senior notes	—	—	—	—	—
Payment of debt issuance costs and amendment fees	—	(405)	(4,884)	—	(5,289)
Repurchase of common stock	—	—	—	—	—
Proceeds from stock issued under employee benefit plans	385	—	—	—	385
Net change in intercompany	—	(9,169)	—	9,169	—
Other	1	(223)	—	—	(222)
Net cash provided by (used in) financing activities	386	(261,139)	158,519	9,169	(93,065)
Net change in cash and cash equivalents	—	(712)	—	—	(712)
Cash and cash equivalents, beginning of period	—	12,254	—	—	12,254
Cash and cash equivalents, end of period	$—	$11,542	$—	$—	$11,542

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans including the sale of any remaining residual equity on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; technological and market developments and sales trends for our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund its operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets; the ability to continue the repurchase program; and other risks detailed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 and other filings that we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
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
Executive Summary
Total revenues increased to $389.1 million for the three months ended April 30, 2016, compared to $365.1 million for the three months ended April 30, 2015. The increase in retail revenue was primarily driven by new store growth, partially offset by a decrease in same store sales of 3.4%. Excluding the impact of our April 2015 decision to exit video game products, digital cameras, and certain tablets, same store sales for the quarter decreased 1.3%. Slower sales growth was also impacted by underwriting changes made in the fourth quarter of fiscal 2016 and in the first quarter of fiscal 2017. The increase in credit revenue was a result of growth in the average balance of the customer receivable portfolio, partially offset by an 80 basis point decrease in portfolio yield.
Retail gross margin for the three months ended April 30, 2016 was 35.8%, a decrease of 150 basis points versus the 37.3% reported in the comparable quarter last year. The decrease in retail gross margin was driven by the impact softer sales have on our fixed warehouse and delivery costs, more aggressive promotions and pricing, particularly with appliances, higher shrink, and the impact of slower sales on vendor rebate expectations. Retail gross margin was favorably impacted by higher retrospective commissions on repair service agreements.
Selling, general and administrative expenses ("SG&A") for the three months ended April 30, 2016 was $113.2 million, an increase of $17.6 million, or 18.4%, over the same prior year period. The SG&A increase in the retail segment was primarily due to higher new store occupancy, advertising and compensation. The increase in SG&A for the credit segment was driven by the addition of collections personnel to service the 14.1% year-over-year increase in the average customer portfolio balance. Total SG&A was also impacted by investments we are making in IT, credit and personnel to improve long-term performance.

Provision for bad debts for the three months ended April 30, 2016 was $58.2 million, an increase of $10.7 million from the same prior year period. The increase was impacted by the following:

•
The recognition of expected losses from higher-growth periods, including customer receivables originated during fiscal years 2014 through the first half of 2016. We continue to believe that portfolio performance has stabilized, and that the fiscal 2014 and 2015 originations will be the peak loss years. Both of these pools of originations are highly seasoned and we expect the ultimate net static pool loss rates to be in the high-13% to low-14% range, as previously communicated;

•	A 14.1% increase in the average receivable portfolio balance resulting from new store openings over the past 12 months; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $123.5 million, or 8.0% of the total portfolio balance, driving $1.5 million of additional provision for bad debts.

Interest expense increased to $25.9 million for the three months ended April 30, 2016, compared to $9.4 million for the three months ended April 30, 2015, reflecting the increase in outstanding debt and an increase in our effective interest rate due to the asset-backed notes issued by our consolidated VIEs.
Net loss for the three months ended April 30, 2016 was $9.7 million, or $0.32 loss per diluted share, which included net pre-tax charges of $0.5 million, or $0.01 per diluted share, primarily from legal and professional fees related to securities-related litigation. This compares to net income for the three months ended April 30, 2015 of $15.7 million, or $0.43 earnings per diluted share, which included net pre-tax charges of $0.6 million, or $0.01 per diluted share, primarily related to legal and professional fees related to the exploration of strategic alternatives and securities-related litigation.
Company Initiatives
We are positioning ourselves to execute long-term growth strategies and reduce risk while enhancing shareholder value. As a result, fiscal 2017 will be a transitional year as we work on improving the performance of our credit operation while moderating our retail growth plan. Actions include:

•
In addition to the underwriting adjustments we made in the fourth quarter of fiscal 2016, in the first quarter of fiscal 2017 we further refined our underwriting strategy to reduce credit risk, specifically related to new customers, while identifying opportunities to increase originations to certain existing customers;

•
Completing implementation of an updated underwriting strategy and continuing to review and modify our underwriting analysis and standards to improve the overall quality of our credit portfolio by quickly adapting to changes in consumer behavior, the regulatory environment, and portfolio performance;

•
During the first quarter of fiscal 2017, we made changes to our no-interest programs to improve returns on capital and that will increase the yield on our portfolio over the next few quarters, including reducing the availability of short-term no-interest programs to higher risk customers and moving all long-term no-interest programs to a third-party;

•	Focusing on further improvement of execution within our collection operations to reduce delinquency rates and future charge-offs;

•	Focusing on quality, branded products to improve operating performance;

•	Reducing warehouse and delivery costs;

•	Expanding and enhancing our product offering of higher-margin furniture and mattresses; and

•
During the first quarter of fiscal 2017, we opened five new stores in Louisiana (2), Nevada (1), South Carolina (1) and Tennessee (1), and we plan to open approximately 10 to 12 new stores during fiscal 2017, compared to 15 stores in fiscal 2016.

Outlook
The broad appeal of the Conn's store to our geographically diverse core demographic, the historical unit economics and current retail real estate market conditions provide substantial opportunity to expand towards a national retail platform. There are many markets in the United States with similar demographic characteristics to our current successful store base. We plan to continue to improve our operating results by leveraging our existing infrastructure and seeking to continually optimize the efficiency of our marketing, merchandising, sourcing, distribution and credit operations. As we penetrate new and existing markets, we expect to increase our purchase volumes, achieve distribution efficiencies and strengthen our relationships with our key vendors. We also expect our increased store base and higher net sales to further leverage our existing corporate and regional infrastructure.

Results of Operations
The following tables present certain financial and other information, on a consolidated and segment basis:

Consolidated:	Three Months Ended April 30,
(in thousands)	2016	2015	Change
Revenues:
Total net sales	$318,542	$298,479	$20,063
Finance charges and other revenues	70,571	66,597	3,974
Total revenues	389,113	365,076	24,037
Costs and expenses:
Cost of goods sold	204,466	187,133	17,333
Selling, general and administrative expenses	113,247	95,675	17,572
Provision for bad debts	58,218	47,543	10,675
Charges and credits	526	619	(93)
Total costs and expenses	376,457	330,970	45,487
Operating income	12,656	34,106	(21,450)
Interest expense	25,896	9,428	16,468
Income (loss) before income taxes	(13,240)	24,678	(37,918)
Provision (benefit) for income taxes	(3,491)	9,001	(12,492)
Net income (loss)	$(9,749)	$15,677	$(25,426)

Retail Segment:	Three Months Ended April 30,
(in thousands)	2016	2015	Change
Revenues:
Product sales	$286,490	$271,626	$14,864
Repair service agreement commissions	28,185	23,796	4,389
Service revenues	3,867	3,057	810
Total net sales	318,542	298,479	20,063
Other revenues	494	149	345
Total revenues	319,036	298,628	20,408
Costs and expenses:
Cost of goods sold	204,466	187,133	17,333
Selling, general and administrative expenses (1)	79,983	68,227	11,756
Provision for bad debts	398	69	329
Charges and credits	526	619	(93)
Total costs and expenses	285,373	256,048	29,325
Operating income	$33,663	$42,580	$(8,917)
Number of stores:
Beginning of period	103	90
Open	5	3
Closed	—	(2)
End of period	108	91

Credit Segment:	Three Months Ended April 30,
(in thousands)	2016	2015	Change
Revenues -
Finance charges and other revenues	$70,077	$66,448	$3,629
Costs and expenses:
Selling, general and administrative expenses (1)	33,264	27,448	5,816
Provision for bad debts	57,820	47,474	10,346
Total cost and expenses	91,084	74,922	16,162
Operating loss	(21,007)	(8,474)	(12,533)
Interest expense	25,896	9,428	16,468
Loss before income taxes	$(46,903)	$(17,902)	$(29,001)

(1)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses, and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment that benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. For the three months ended April 30, 2016 and 2015, the amount of overhead allocated to each segment was $5.7 million and $3.5 million, respectively. For the three months ended April 30, 2016 and 2015, the amount of reimbursement made to the retail segment by the credit segment were $9.7 million and $8.5 million, respectively.

Three months ended April 30, 2016 compared to three months ended April 30, 2015
Revenues
The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended April 30,					%	Same store
(dollars in thousands)	2016	% of Total	2015	% of Total	Change	Change	% change
Furniture and mattress	$105,306	33.0%	$89,502	30.0%	$15,804	17.7%	3.8%
Home appliance	87,904	27.6	84,102	28.2	3,802	4.5	(3.9)
Consumer electronic	65,865	20.7	71,430	23.9	(5,565)	(7.8)	(14.2)
Home office	22,473	7.1	21,985	7.4	488	2.2	(3.8)
Other	4,942	1.6	4,607	1.5	335	7.3	(1.6)
Product sales	286,490	90.0	271,626	91.0	14,864	5.5	(4.0)
Repair service agreement commissions	28,185	8.8	23,796	8.0	4,389	18.4	0.9
Service revenues	3,867	1.2	3,057	1.0	810	26.5
Total net sales	$318,542	100.0%	$298,479	100.0%	$20,063	6.7%	(3.4)%
Excluding the impact of our April 2015 decision to exit video game products, digital cameras, and certain tablets, same store sales for the quarter decreased 1.3%. Slower sales growth was also impacted by underwriting changes made in the fourth quarter of fiscal 2016 and in the first quarter of fiscal 2017. The following provides a summary of the performance of our product categories during the quarter compared to the prior year period:

•	Furniture unit volume increased 23.5%, partially offset by a 3.8% decrease in average selling price;

•	Mattress unit volume increased 13.2% and average selling price increased 3.3%;

•	Home appliance unit volume increased 5.4% with average selling price flat. Total sales for refrigeration increased 6.8%, laundry increased 2.6%, and cooking increased 8.5%;

•
Consumer electronic unit volume decreased 10.4%, partially offset by a 4.0% increase in average selling price. Television sales decreased 1.5% as unit volume decreased 8.1%, partially offset by a 7.2% increase in average selling price. Excluding the impact from exiting video game products and digital cameras, consumer electronics same store sales decreased 8.6%;

•
Home office average selling price increased 11.0%, partially offset by a 7.4% decrease in unit volume. Excluding the impact from exiting certain tablets, home office same store sales increased 2.8%; and

•	The increase in repair service agreement commissions was driven by improved program performance resulting in higher retrospective commissions and increased retail sales.
The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended April 30,
(in thousands)	2016	2015	Change
Interest income and fees	$60,621	$55,419	$5,202
Insurance commissions	9,457	11,029	(1,572)
Other revenues	493	149	344
Finance charges and other revenues	$70,571	$66,597	$3,974
Interest income and fees of the credit segment increased over the prior year primarily driven by a 14.1% increase in the average balance of the portfolio. Portfolio interest income and fee yield on an annualized basis declined 80 basis points year-over-year primarily as a result of a higher portion of the portfolio balance from no-interest finance programs and higher provision for uncollectible interest. Insurance commissions decreased over the prior year primarily due to the decline in retrospective commissions on insurance agreements as a result of higher charge-offs. Insurance commissions were also impacted by the growth in states that have lower premium requirements.
The following table provides key portfolio performance information:

	Three Months Ended April 30,
(dollars in thousands)	2016	2015
Interest income and fees	$60,621	$55,419
Net charge-offs	(53,795)	(41,650)
Interest expense	(25,896)	(9,428)
Net portfolio yield	$(19,070)	$4,341
Average portfolio balance	$1,559,880	$1,367,266
Interest income and fee yield % (annualized)	15.8%	16.6%
Net charge-off % (annualized)	13.8%	12.2%
Cost of Goods Sold and Retail Gross Margin

	Three Months Ended April 30,
(dollars in thousands)	2016	2015	Change
Cost of goods sold	$204,466	$187,133	$17,333
Retail gross margin	35.8%	37.3%
The decrease in retail gross margin was driven by the impact softer sales have on our fixed warehouse and delivery costs, more aggressive promotions and pricing, particularly with appliances, higher shrink, and the impact of slower sales on vendor rebate expectations. Retail gross margin was favorably impacted by higher retrospective commissions on repair service agreements.

Selling, General and Administrative Expenses

	Three Months Ended April 30,
(dollars in thousands)	2016	2015	Change
Selling, general and administrative expenses:
Retail segment	$79,983	$68,227	$11,756
Credit segment	33,264	27,448	5,816
Selling, general and administrative expenses - Consolidated	$113,247	$95,675	$17,572
As a percent of total revenues	29.1%	26.2%
The SG&A increase in the retail segment was primarily due to higher new store occupancy, advertising and compensation and, as a percent of segment revenues, resulted in an increase of 230 basis points as compared to the prior year period. The increase in SG&A for the credit segment was driven by the addition of collections personnel to service the 14.1% year-over-year increase in the average customer portfolio balance. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the current period increased 50 basis points as compared to the prior year period. Total SG&A was also impacted by investments we are making in IT, credit and personnel to improve long-term performance.
Provision for Bad Debts

	Three Months Ended April 30,
(dollars in thousands)	2016	2015	Change
Provision for bad debts:
Retail segment	$398	$69	$329
Credit segment	57,820	47,474	10,346
Provision for bad debts - Consolidated	$58,218	$47,543	$10,675
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	14.8%	13.9%
The year-over-year increase in the credit segment provision for bad debts was impacted by the following:

•
The recognition of expected losses from higher-growth periods, including customer receivables originated during fiscal years 2014 through the first half of 2016. We continue to believe that portfolio performance has stabilized, and that the fiscal 2014 and 2015 originations will be the peak loss years. Both of these pools of originations are highly seasoned and we expect the ultimate net static pool loss rates to be in the high-13% to low-14% range, as previously communicated;

•	A 14.1% increase in the average receivable portfolio balance resulting from new store openings over the past 12 months; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $123.5 million, or 8.0% of the total portfolio balance, driving $1.5 million of additional provision for bad debts.

Charges and Credits

	Three Months Ended April 30,
(in thousands)	2016	2015	Change
Store and facility closure costs	$—	$425	$(425)
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	454	194	260
Executive management transition costs	72	—	72
	$526	$619	$(93)
During the three months ended April 30, 2016, we had costs associated with legal and professional fees related to our securities-related litigation and transition costs due to changes in the executive management team. During the three months ended April 30, 2015, we had costs associated with the closing of under-performing retail locations and with legal and professional fees related to our exploration of strategic alternatives and our securities-related litigation.

Interest Expense
For the three months ended April 30, 2016, net interest expense increased by $16.5 million from the prior year comparative period primarily reflecting the increase in outstanding debt and an increase in our effective interest rate due to the asset-backed notes issued by our consolidated VIEs.
Provision for Income Taxes

	Three Months Ended April 30,
(dollars in thousands)	2016	2015	Change
Provision (benefit) for income taxes	$(3,491)	$9,001	$(12,492)
As a percent of income (loss) before income taxes	26.4%	36.5%
The decrease in the income tax rate for the three months ended April 30, 2016 was impacted by a tax expense from state margin taxes offsetting the income tax benefit.
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
We offer 12-month, no-interest finance programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived. Interest income is recognized based on our historical experience related to customers that fail to satisfy the requirements of the programs. We previously offered 18- and 24-month equal-payment, no-interest finance programs to certain higher credit quality borrowers, which were discounted to their present value at origination, resulting in a reduction in sales and customer receivables, and the discount amount is amortized into finance charges and other revenues over the term of the contract. If a customer is delinquent in making a scheduled monthly payment (grace periods are provided), the account begins accruing interest based on the contract rate from the date of the last payment made.
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

The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of April 30,
	2016	2015
Weighted average credit score of outstanding balances(1)	595	595
Average outstanding customer balance	$2,381	$2,355
Balances 60+ days past due as a percentage of total customer portfolio balance(2)	8.6%	8.4%
Re-aged balance as a percentage of total customer portfolio balance(2)	14.8%	12.9%
Account balances re-aged more than six months (in thousands)	$65,615	$47,423
Allowance for bad debts as a percentage of total customer portfolio balance	12.7%	11.1%
Percent of total customer portfolio balance represented by no-interest option receivables	36.5%	34.8%

	Three Months Ended April 30,
	2016	2015
Total applications processed	314,378	292,602
Weighted average origination credit score of sales financed(1)	609	617
Percent of total applications approved and utilized	35.9%	44.3%
Average down payment	3.9%	4.0%
Average income of credit customer at origination	$40,100	$40,500
Percent of retail sales paid for by:
In-house financing, including down payment received	75.5%	85.4%
Third-party financing	12.5%	2.6%
Third-party rent-to-own option	5.2%	5.1%
	93.2%	93.1%

(1)	Credit scores exclude non-scored accounts.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.
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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the outstanding portfolio balance rose from 9.4% as of April 30, 2015 to 10.6% as of April 30, 2016. The percentage of non-restructured accounts greater than 60 days past due was 7.5% as of April 30, 2016 and flat when compared to the rate for the same prior-year period. We expect delinquency levels and charge-offs to remain elevated over the short-term. The increase in delinquency and changes in expectations for customer performance and cash recoveries on charged-off accounts are reflected in our projection models, resulting in an increase in the level of losses we expect to realize over the next twelve months.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 34.5% as of April 30, 2015 as compared to 36.6% as of April 30, 2016. This 210 basis point increase reflects the impact of higher delinquency rates and charge-offs from a year ago.
The percent of bad debt charge-offs, net of recoveries, to average portfolio balance was 12.2% for the three months ended April 30, 2015 compared to 13.8% for the three months ended April 30, 2016. The increase was primarily due to the higher level of delinquency experienced over the past twelve months.
As of April 30, 2016 and 2015, balances under no-interest programs were $561.8 million and $480.5 million, respectively. Amounts financed under these programs increased to 36.5% of the total portfolio balance as of April 30, 2016 from 34.8% as of April 30, 2015 due to the addition of the 18- and 24-month programs in October 2014. If the proportion of accounts financed under no-interest programs increases, the overall yield recognized on the average customer receivable balance will decline. Conversely, a decline in the proportion of accounts financed under no-interest programs will generally result in an increase in the overall yield recognized. The allowance for no-interest programs represents the portion of the accrued interest reported within customer accounts receivable at the end of each period which is not expected to be realized due to customers satisfying the requirements of the interest-free programs and is based on historical experience.
Liquidity and Capital Resources
We require liquidity and capital resources to finance our operations and future growth as we add new stores and markets to our operations, which in turn requires additional working capital for increased customer receivables and inventory. We generally finance our operations primarily through a combination of cash flow generated from operations, the use of our revolving credit facility, and periodic securitizations of originated customer receivables.
In September 2015, we securitized $1.4 billion of customer accounts receivables by transferring the receivables to a bankruptcy-remote variable-interest entity (the "2015 VIE"). The 2015 VIE issued asset-backed notes at a face amount of $1.12 billion secured by the transferred portfolio balance, which resulted in net proceeds to us of approximately $1.08 billion, net of transaction costs and restricted cash held by the 2015 VIE. The net proceeds were used to pay down the entire balance on our revolving credit facility, to repurchase shares of the Company's common stock and Senior Notes, and for other general corporate purposes.
In March 2016, we securitized $705.1 million of customer accounts receivables by transferring the receivables to a new bankruptcy-remote variable-interest entity (the "2016 VIE" or together with the 2015 VIE, the "VIEs"). The 2016 VIE issued two classes of asset-backed notes at a total face amount of $493.5 million secured by the transferred customer accounts receivables. This resulted in net proceeds to us of approximately $478.0 million, net of transaction costs and reserves. The net proceeds were used to pay down the entire balance on our revolving credit facility and for other general corporate purposes.
Under the terms of the securitization transactions, the customer receivable principal and interest payment cash flows will go first to the servicer and the holders of the securitization notes, and then to the residual equity holder. We retain the servicing of the securitized portfolios and are receiving monthly fees of 4.75% (annualized) based on the outstanding balance of the securitized receivables. We currently hold all of the residual equity for the VIEs and hold the third class of asset-backed notes of the 2016 VIE. In addition, we, rather than the VIEs, will retain all credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charged-offs of the securitized receivables, which will continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as we consolidate the VIEs.
We plan to execute periodic securitizations of future originated customer receivables.
We believe, based on our current projections, that we have sufficient sources of liquidity to fund our operations, store expansion and updating activities, and capital programs for at least the next twelve months.
Operating cash flow activities. During the three months ended April 30, 2016, net cash provided by operating activities was $108.7 million as compared to $56.4 million during the prior-year period. The increase in net cash provided by operating activities was primarily driven by the lower growth rate in our customer portfolio balance and an increase in the amount of tenant improvement allowances received, partially offset by higher cash used from our working capital.
Investing cash flow activities. During the three months ended April 30, 2016, net cash used in investing activities was $16.3 million as compared to $9.6 million during the prior-year period. Purchases of property and equipment increased year-over-year related to the timing of construction activities for new stores, as well as store remodels and relocations.
Financing cash flow activities. During the three months ended April 30, 2016, net cash used in financing activities was $93.1 million as compared to $54.0 million during the prior-year period. During the three months ended April 30, 2016, the 2016 VIE issued asset-backed notes resulting in net proceeds to us of approximately $478.0 million, net of transaction costs and reserves. The net proceeds were used to pay down the revolving credit facility. During the three months ended April 30, 2015, financing activities were primarily limited to the use of the revolving credit facility.
Senior Notes. We have outstanding unsecured Senior Notes due July 2022 bearing interest at 7.250%, pursuant to an indenture dated July 1, 2014 (the "Indenture") among Conn's, Inc., its subsidiary guarantors (the "Guarantors") and U.S. Bank National Association, as trustee. The effective interest rate of the Senior Notes after giving effect to offering fees and debt discount is 7.8%.
The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock ("restricted payments"); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations for restricted payments are triggered only if one or more of the following occurred: (1) a default were to exist under the indenture, (2) if we could not satisfy a debt incurrence test, and (3) if the aggregate amount of restricted payments would exceed an amount tied to the consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have a leverage ratio, as defined under the Indenture, less than or equal to 2.50 to 1.00. Thus, as of April 30, 2016, $192.7 million would have been free from the dividend restriction.

However, as a result of the revolving credit facility dividend restrictions, which are further described below, no amount was available for dividends. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period.
Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
Asset-backed Notes. In September 2015, the 2015 VIE issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the 2015 VIE. The asset-backed notes consist of the following securities:

•
Asset-backed Fixed Rate Notes, Class A, Series 2015-A ("2015-A Class A Notes") in aggregate principal amount of $952.1 million that bear interest at a fixed annual rate of 4.565% and mature on September 15, 2020. The effective interest rate of the 2015-A Class A Notes after giving effect to offering fees is 7.7%.

•
Asset-backed Fixed Rate Notes, Class B, Series 2015-A ("2015-A Class B Notes") in aggregate principal amount of $165.9 million that bear interest at a fixed annual rate of 8.500% and mature on September 15, 2020. The effective interest rate of the 2015-A Class B Notes after giving effect to offering fees is 13.4%.

The 2015-A Class A Notes and 2015-A Class B Notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act. If an event of default were to occur under the indenture that governs the notes, the payment of the outstanding amounts would be accelerated, in which event the cash proceeds of the receivables that otherwise might be released to us as the holder of the residual equity would instead be directed entirely toward repayment of the 2015-A Class A Notes and 2015-A Class B Notes. The holders of the notes have no recourse to assets outside of the 2015 VIE. Events of default include, but are not limited to, failure to make required payments on the notes or specified bankruptcy-related events.
In March 2016, the 2016 VIE issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the 2016 VIE. The asset-backed notes consist of the following securities:

•
Asset-backed Fixed Rate Notes, Class A, Series 2016-A ("2016-A Class A Notes") in aggregate principal amount of $423.0 million that bear interest at a fixed annual rate of 4.680% and mature on April 16, 2018. The effective interest rate of the 2016-A Class A Notes after giving effect to offering fees is 6.9%.

•
Asset-backed Fixed Rate Notes, Class B, Series 2016-A ("2016-A Class B Notes") in aggregate principal amount of $70.5 million that bear interest at a fixed annual rate of 8.960% and mature on August 15, 2018. The effective interest rate of the 2016-A Class B Notes after giving effect to offering fees is 9.5%.

The 2016-A Class A Notes and 2016-A Class B Notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act. If an event of default were to occur under the indenture that governs the notes, the payment of the outstanding amounts would be accelerated, in which event the cash proceeds of the receivables that otherwise might be released to us as the holder of a third class of asset-backed notes issued by the 2016 VIE ("2016-A Class C Notes") and the residual equity would instead be directed entirely toward repayment of the 2016-A Class A Notes and 2016-A Class B Notes. The holders of the notes have no recourse to assets outside of the 2016 VIE. Events of default include, but are not limited to, failure to make required payments on the notes or specified bankruptcy-related events.
Revolving Credit Facility. On October 30, 2015, Conn's, Inc. and certain of its subsidiaries (the "Borrowers") entered into the Third Amended and Restated Loan and Security Agreement with a syndicate of banks that provides for an $810.0 million asset-based revolving credit facility (the "revolving credit facility") under which availability is subject to a borrowing base. The revolving credit facility matures on October 30, 2018.
On February 16, 2016, the Borrowers entered into a first amendment to the revolving credit facility, which resulted in various changes, including:

•	Excluding non-cash deferred amortization of debt related transaction costs from interest coverage ratio; and

•	Extending from 6 months to 18 months the time frame subsequent to the closing of a securitization transaction in which the Cash Recovery Percent covenant will be determined.
On May 18, 2016, the Borrowers entered into a second amendment to the revolving credit facility, which resulted in various changes, including:

•	Amending the minimum interest coverage ratio covenant to:

◦	Eliminate the minimum interest coverage ratio covenant for the first quarter of fiscal 2017;

◦	Reduce the minimum interest coverage ratio covenant to 1.0x for the second quarter of fiscal 2017 through the first quarter of fiscal 2018; and

◦	Reduce the minimum interest coverage ratio covenant to 1.25x for the second quarter of fiscal 2018 through the third quarter of fiscal 2019.

•	Modifying the conditions for repurchases of the Company's common stock, including the addition of a requirement to achieve a minimum interest coverage ratio of 2.5x for two consecutive quarters; and

•
Reducing the borrowing base by $15.0 million beginning on May 31, 2016 through June 30, 2017, reducing the borrowing base by $10.0 million for any month beginning with July 31, 2017 that the interest coverage ratio is at least 1.25x, and no borrowing base reduction at any time the interest coverage ratio is at least 2.0x for two consecutive quarters.

As of April 30, 2016, loans under the revolving credit facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.5% to 3.0% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.5% to 2.0% per annum (depending on quarterly average net availability under the borrowing base). Pursuant to the second amendment, the margins increased by 25 basis points subsequent to April 30, 2016. The alternate base rate is the greater of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. The weighted average interest rate on borrowings outstanding under the revolving credit facility was 4.9% for the three months ended April 30, 2016. We also pay an unused fee on the portion of the commitments that are available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the outstanding balance and letters of credit of the revolving credit facility.
The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of April 30, 2016, we had immediately available borrowing capacity of $161.9 million under our revolving credit facility, net of standby letters of credit issued of $2.6 million. We also had $567.6 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances.
The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may make dividends and distributions to the Company and other obligors under the revolving credit facility without restriction. As of April 30, 2016, under the revolving credit facility, as amended, no amount was available for dividends. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.
Debt covenants. We were in compliance with our debt covenants, as amended, at April 30, 2016. A summary of the significant financial covenants that govern our revolving credit facility, as amended, compared to our actual compliance status at April 30, 2016 is presented below:

	Actual	Required Minimum/ Maximum
Leverage Ratio must not exceed maximum	2.52:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.01:1.00	2.00:1.00
Cash Recovery Percent must exceed stated amount	5.47%	4.50%
Capital Expenditures, net, must not exceed maximum	$37.1 million	$75.0 million
All capitalized terms in the above table are defined by the revolving credit facility, as amended, and may or may not agree directly with the financial statement captions in this document. Compliance with the covenants is calculated quarterly, except for the Cash Recovery Percent, which is calculated monthly on a trailing three-month basis, and Capital Expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter. The revolving credit facility provides for 18 months subsequent to the closing of a securitization transaction in which the Cash Recovery Percent will be determined based on the portfolio of contracts subject to the (i) securitization facilities; and (ii) a lien under the revolving credit facility.
Capital expenditures. We lease the majority of our stores under operating leases, and our plans for future store locations include primarily operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.0 million and $1.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.5 million and $1.0 million per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationship and funding sources and alternatives for new stores, which may include "sale-leaseback" or direct "purchase-lease" programs, as well as other funding sources for our purchase and construction of those projects. If we are successful in these relationship developments, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores, but could include full ownership. During the three months ended April 30, 2016, we opened 5 new stores and we plan to open approximately 10 to 12 new stores for all of fiscal year 2017. Our anticipated capital expenditures for fiscal year 2017 are between $37.0 million and $42.0 million, net of tenant improvement allowances to be received, and does not consider any potential proceeds from the sale of owned real estate.
Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
The following table presents a summary of our minimum contractual commitments and obligations as of April 30, 2016:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments:
Revolving credit facility (1)	$84,954	$2,834	$82,120	$—	$—
Senior Notes	329,172	16,458	32,915	32,915	246,884
2015-A Class A Notes (2)	413,577	15,735	31,470	366,372	—
2015-A Class B Notes (2)	233,384	14,102	28,203	191,079	—
2016-A Class A Notes (3)	371,308	15,916	355,392	—	—
2016-A Class B Notes (3)	84,998	6,318	78,680	—	—
Capital lease obligations	2,581	924	1,653	4	—
Operating leases:
Real estate	432,752	51,478	101,355	95,828	184,091
Equipment	4,394	2,163	2,099	132	—
Contractual commitments (4)	137,956	135,872	2,084	—	—
Total	$2,095,076	$261,800	$715,971	$686,330	$430,975

(1)	Estimated interest payments are based on the outstanding balance and the interest rate in effect as of April 30, 2016.

(2)
The payments due by period for 2015-A Class A Notes and 2015-A Class B Notes were based on the maturity date of September 15, 2020 at their respective fixed annual interest rate. Actual principal and interest payments will be provided based on the proceeds from the securitized customer accounts receivables.

(3)
The payments due by period for 2016-A Class A Notes and 2016-A Class B Notes were based on the maturity date of April 16, 2018 and August 15, 2018, respectively, at their respective fixed annual interest rate. Actual principal and interest payments will be provided based on the proceeds from the securitized customer accounts receivables.

(4)
Contractual commitments primarily includes commitments to purchase inventory of $102.4 million and capital expenditures of $25.4 million, with the remaining relating to commitments for advertising and other services. The timing of the payments is subject to change based upon actual receipt and the terms of payment with the vendor.

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Certain accounting policies are considered "critical accounting policies" because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact to our consolidated financial statements. We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates. The description of critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

Recent Accounting Pronouncements
The information related to recent accounting pronouncements as set forth in Note 1, Summary of Significant Accounting Policies, of the Condensed Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Loans under the revolving credit facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.5% to 3.0% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.5% to 2.0% per annum (depending on quarterly average net availability under the borrowing base). Pursuant to the second amendment to the revolving credit facility, the margins increased by 25 basis points subsequent to April 30, 2016. The alternate base rate is the greater of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our quarterly average net availability under the borrowing base and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the revolving credit facility. As of April 30, 2016, the balance outstanding under our revolving credit facility was $77.9 million. A 100 basis point increase in interest rates on the revolving credit facility would increase our borrowing costs by $0.8 million over a 12-month period, based on the balance outstanding at April 30, 2016.
For additional information regarding quantitative and qualitative market risks, as updated by the preceding paragraphs, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

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
For the quarter ended April 30, 2016, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information set forth in Note 7, Contingencies, of the Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
As of the date of the filing, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended January 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended April 30, 2016, share repurchase activity under our share repurchase program was as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
February 1 through February 29, 2016	—	$—	—	$461
March 1 through March 31, 2016	—	$—	—	$461
April 1 through April 30, 2016	—	$—	—	$461
Total	—	$—	—

On September 9, 2015, we announced that the Board of Directors of the Company ("Board of Directors") authorized a repurchase program of up to an aggregate of $75.0 million of (i) shares of the Company's outstanding common stock; (ii) the Senior Notes; or (iii) a combination thereof. On November 2, 2015, we announced that the Board of Directors authorized an additional $100.0 million towards the repurchase program for purchase of shares of the Company's outstanding common stock, Senior Notes, or a combination thereof.  During fiscal 2016, we purchased 5.9 million shares of common stock, using $151.6 million of the $175.0 million repurchase authorization. Additionally, we utilized $22.9 million of the repurchase authorization to acquire $23.0 million of face value of our senior notes. As a result of the second amendment to our revolving credit facility executed on May 18, 2016, we must achieve a 2.5x minimum interest coverage ratio for two consecutive quarters before we will be permitted to make any further stock repurchases.

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

CONN'S, INC.

Date:	June 2, 2016

By:	/s/ Thomas R. Moran
Thomas R. Moran
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1
Certificate of Incorporation of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Conn's, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Conn's, Inc. Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn's, Inc. Certificate of Incorporation (as corrected December 31, 2013) (incorporated herein by reference to Exhibit 3.1.3 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Conn's, Inc. Form 10-Q for the fiscal period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.1.5
Certificate of Designations of Series A Junior Participating Preferred Stock of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. Current Report on Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on October 6, 2014)

3.1.6
Certificate of Elimination of Certificate of Designations of Series A Junior Participating Preferred Stock of Conn's Inc., dated September 10, 2015 (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. Current Report on Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on September 11, 2015)

3.2
Amended and Restated Bylaws of Conn's, Inc. effective as of December 3, 2013 (incorporated herein by reference to Exhibit 3.2 to Conn's, Inc. Form 10-Q for the quarter ended October 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 6, 2013)

4.1
Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to Conn's, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

4.2
Base Indenture, dated as of March 17, 2016 by and between Conn's Receivables Funding 2016-A, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.1 to Conn's, Inc. Current Report on Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on March 21, 2016)

4.3
Series 2016-A Supplement to the Base Indenture, dated as of March 17, 2016, by and between Conn's Receivables Funding 2016-A, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.2 to Conn's, Inc. Current Report on Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on March 21, 2016)

10.1
Note Purchase Agreement, dated March 11, 2016, by and among Conn's, Inc., Conn's Receivables Funding 2016-A, LLC, Conn Appliances, Inc. and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities, as initial purchasers (incorporated herein by reference to Exhibit 1.1 to Conn's, Inc. Current Report on Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on March 21, 2016)

10.2
Receivables Purchase Agreement, dated March 17, 2016, by and between Conn Credit I, L.P. and Conn Appliances Receivables Funding, LLC (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc. Current Report on Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on March 21, 2016)

10.3
Receivables Purchase Agreement, dated March 17, 2017, by and between Conn Appliances Receivables Funding, LLC and Conn's Receivables 2016-A Trust (incorporated herein by reference to Exhibit 10.2 to Conn's, Inc. Current Report on Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on March 21, 2016)

10.4
Purchase and Sale Agreement, dated March 17, 2016, by and between Conn Appliances Receivables Funding, LLC and Conn's Receivables Funding 2016-A Trust (incorporated herein by reference to Exhibit 10.3 to Conn's, Inc. Current Report on Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on March 21, 2016)

10.5
Servicing Agreement, dated as of March 17, 2016, among Conn's Receivables Funding 2016-A, LLC, Conn's Receivables 2016-A Trust, Conn Appliances, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.4 to Conn's, Inc. Current Report on Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on March 21, 2016)

Exhibit Number	Description of Document
10.6
First Amendment to Third Amended and Restated Loan and Security Agreement, dated February 16, 2016, by and among Conn's, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc. Current Report on Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on February 19, 2016)

31.1*	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2*	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1*	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer)
101*
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2017, filed with the SEC on June 2, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at April 30, 2016 and January 31, 2016 and, (ii) the consolidated statements of operations for the three months ended April 30, 2016 and 2015, (iii) the consolidated statements of comprehensive income for the three months ended April 30, 2016 and 2015, (iv) the consolidated statements of cash flows for the three months ended April 30, 2016 and 2015 and (v) the notes to consolidated financial statements

* Filed herewith