Form 10-Q
period 2016-07-31
CONNS INC
filed 2016-09-08
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2016
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 1, 2016:

Class	Outstanding
Common stock, $0.01 par value per share	30,778,299

CONN'S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2016

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except per share data)

	July 31, 2016	January 31, 2016
Assets
Current assets:
Cash and cash equivalents	$15,535	$12,254
Restricted cash (all held by VIEs)	70,981	64,151
Customer accounts receivable, net of allowances (includes balances for VIEs of $499,385 and $390,150, respectively)	733,718	743,931
Other accounts receivable	82,924	95,404
Inventories	191,642	201,969
Income taxes recoverable	19,700	10,774
Prepaid expenses and other current assets	16,482	20,092
Total current assets	1,130,982	1,148,575
Long-term portion of customer accounts receivable, net of allowances (includes balances for VIEs of $276,967 and $331,254, respectively)	586,870	631,645
Long-term restricted cash (all held by VIEs)	25,002	14,425
Property and equipment, net	174,815	151,483
Deferred income taxes	70,919	70,219
Other assets	8,590	8,953
Total assets	$1,997,178	$2,025,300
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$761	$799
Accounts payable	117,628	86,797
Accrued compensation and related expenses	12,140	9,337
Accrued expenses	34,363	30,037
Income taxes payable	1,692	2,823
Deferred revenues and other credits	19,701	16,332
Total current liabilities	186,285	146,125
Deferred rent	88,452	74,559
Long-term debt and capital lease obligations (includes balances of VIEs of $662,011 and $699,515, respectively)	1,181,948	1,248,879
Other long-term liabilities	20,853	17,456
Total liabilities	1,477,538	1,487,019
Commitments and contingencies
Stockholders' equity:
Preferred stock ($0.01 par value, 1,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000 shares authorized; 30,775 and 30,630 shares issued, respectively)	308	306
Additional paid-in capital	88,239	85,209
Retained earnings	431,093	452,766
Total stockholders' equity	519,640	538,281
Total liabilities and stockholders' equity	$1,997,178	$2,025,300
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Revenues:
Product sales	$299,723	$293,739	$586,213	$565,365
Repair service agreement commissions	28,310	27,756	56,495	51,552
Service revenues	3,966	3,451	7,833	6,508
Total net sales	331,999	324,946	650,541	623,425
Finance charges and other revenues	66,158	71,104	136,729	137,701
Total revenues	398,157	396,050	787,270	761,126
Costs and expenses:
Cost of goods sold	208,869	202,461	413,335	389,594
Selling, general and administrative expenses	119,846	104,832	233,093	200,507
Provision for bad debts	60,196	51,646	118,414	99,189
Charges and credits	2,895	1,013	3,421	1,632
Total costs and expenses	391,806	359,952	768,263	690,922
Operating income	6,351	36,098	19,007	70,204
Interest expense	24,138	10,055	50,034	19,483
Income (loss) before income taxes	(17,787)	26,043	(31,027)	50,721
Provision (benefit) for income taxes	(5,863)	9,505	(9,354)	18,506
Net income (loss)	$(11,924)	$16,538	$(21,673)	$32,215
Earnings (loss) per share:
Basic	$(0.39)	$0.45	$(0.71)	$0.88
Diluted	$(0.39)	$0.45	$(0.71)	$0.87
Weighted average common shares outstanding:
Basic	30,731	36,466	30,696	36,416
Diluted	30,731	37,042	30,696	36,967
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended July 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(21,673)	$32,215
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	13,773	10,579
Impairments of long-lived assets	1,385	—
Amortization of debt issuance costs	13,812	1,666
Provision for bad debts and uncollectible interest	133,084	116,217
Stock-based compensation expense	2,886	1,805
Excess tax benefits from stock-based compensation	(1)	(474)
Charges, net of credits, for store and facility closures	—	425
Deferred income taxes	(700)	(10,346)
Gain on sale of property and equipment	(180)	(517)
Tenant improvement allowances received from landlords	18,860	7,212
Change in operating assets and liabilities:
Customer accounts receivable	(78,096)	(183,881)
Other accounts receivable	5,751	(7,580)
Inventories	10,327	(14,509)
Other assets	(1,213)	201
Accounts payable	28,831	23,658
Accrued expenses	6,782	507
Income taxes	(10,489)	10,086
Deferred rent, revenues and other credits	8,759	(710)
Net cash provided by (used in) operating activities	131,898	(13,446)
Cash flows from investing activities:
Purchase of property and equipment	(32,020)	(29,656)
Proceeds from sale of property	686	35
Net cash used in investing activities	(31,334)	(29,621)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	493,540	—
Payments on asset-backed notes	(537,819)	—
Changes in restricted cash balances	(17,406)	—
Borrowings from revolving credit facility	405,378	220,246
Payments on revolving credit facility	(435,085)	(184,450)
Payment of debt issuance costs and amendment fees	(6,089)	—
Proceeds from stock issued under employee benefit plans	618	1,688
Excess tax benefits from stock-based compensation	1	474
Other	(421)	(246)
Net cash provided by (used in) financing activities	(97,283)	37,712
Net change in cash and cash equivalents	3,281	(5,355)
Cash and cash equivalents, beginning of period	12,254	12,223
Cash and cash equivalents, end of period	$15,535	$6,868
Non-cash investing and financing activities:
Capital lease asset additions and related obligations	$—	$1,720
Property and equipment purchases not yet paid	$6,476	$3,406
Supplemental cash flow data:
Cash interest paid	$38,403	$17,838
Cash income taxes paid, net	$1,816	$18,330
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
Variable Interest Entities. In September 2015, we securitized $1.4 billion of customer accounts receivables by transferring the receivables to a bankruptcy-remote variable-interest entity (the "2015 VIE"). The 2015 VIE issued asset-backed notes at a face amount of $1.12 billion secured by the transferred portfolio balance, which resulted in net proceeds to us of approximately $1.08 billion, net of transaction costs and restricted cash held by the 2015 VIE. The net proceeds were used to pay down the outstanding balance on our revolving credit facility, to repurchase shares of the Company's common stock and Senior Notes, and for other general corporate purposes.
In March 2016, we securitized $705.1 million of customer accounts receivables by transferring the receivables to a new bankruptcy-remote variable-interest entity (the "2016 VIE" or together with the 2015 VIE, the "VIEs"). The 2016 VIE issued two classes of asset-backed notes at a total face amount of $493.5 million secured by the transferred customer accounts receivables. This resulted in net proceeds to us of approximately $478.0 million, net of transaction costs and restricted cash held by the 2016 VIE. The net proceeds were used to pay down the outstanding balance on our revolving credit facility and for other general corporate purposes.
We currently hold the residual equity of the VIEs as well as a third class of asset-backed notes of the 2016 VIE, of which we may elect to retain all or a portion of these interests if that is determined to be in our best economic interest. In addition, we retain the servicing of the securitized portfolios. We determined that we have a variable interest in both VIEs and we are the primary beneficiary because (i) our servicing responsibilities for the securitized portfolios give us the power to direct the activities that most significantly impact the performance of the VIEs, and (ii) our variable interest in the VIEs gives us the obligation to absorb losses and the right to receive residual returns that could potentially be significant. As a result, so long as we hold all or a significant portion of the residual equity of the VIEs and the third class of asset-backed notes of the 2016 VIE, we will consolidate the VIEs within our financial statements. If we sell all or a significant portion of our interest, we will assess if the transaction achieves sale treatment for accounting purposes, which may result in deconsolidation of one or both of the VIEs. There is no assurance that we will complete a sale of all or a portion of our interest in the VIEs, and there is no assurance we will achieve sale treatment. As a result, we have determined that the securitized portfolios do not meet the criteria for treatment as an asset held for sale, which would require recording at the lower of cost, net of allowances, or fair value. We have not made an adjustment to the customer accounts receivable balance as a result of the transaction or in anticipation of any gain or loss that may occur should a sale of our interest in the VIEs be completed.

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
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The allowance for doubtful accounts, allowances for no-interest option credit programs, and deferred interest are particularly sensitive given the size of our customer portfolio balance. During the three months ended July 31, 2016, we revised our methods for calculating these estimates and recorded the following adjustments as a result of changes to our estimates:

•
Allowance for doubtful accounts – We adjusted our allowances for doubtful accounts in two respects in connection with changes in estimates to our sales tax recovery for charged-off accounts. First, we revised our estimate of the amount of sales tax recovery for previously charged-off accounts that we expect to claim with particular taxing jurisdictions, based on updated financial information. We reduced our sales tax receivable by $3.9 million, which resulted in higher net charge-offs and an increase to our provision for bad debts. Second, we updated our estimate of the amount of sales tax recovery associated with expected charge-offs over the next twelve months in estimating our allowance for doubtful accounts and recorded an additional allowance of $1.1 million with an increase in our provision for bad debts.

•
Allowances for no-interest option credit programs – We revised our estimate of the interest income to be waived for customers that we expect will comply with our no-interest option credit programs based on specific customer loan information rather than information from pooled loans by origination. We recorded an increase in the allowance for no-interest option credit programs of $4.7 million with a corresponding decrease in interest income and fees.

•
Deferred interest – We revised our estimate of the timing of the benefit we recognize to interest income related to our assumptions regarding future prepayments based on our historical experience of the timing of expected prepayments over the remaining life of pooled loans. We changed our estimate to consider a greater number of pools based on origination terms and recorded an increase in deferred interest of $3.5 million with a corresponding decrease in interest income and fees.

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

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2016	2015	2016	2015
Weighted average common shares outstanding - Basic	30,731	36,466	30,696	36,416
Dilutive effect of stock based awards	—	576	—	551
Weighted average common shares outstanding - Diluted	30,731	37,042	30,696	36,967
For the three months ended July 31, 2016 and 2015, the weighted average number of shares from stock based awards not included in the calculation due to their anti-dilutive effect was approximately 1.3 million and 69,000 shares, respectively. For the six months ended July 31, 2016 and 2015, the weighted average number of shares from stock based awards not included in the calculation due to their anti-dilutive effect was approximately 1.0 million and 0.2 million shares, respectively.
Restricted Cash. The restricted cash balance as of July 31, 2016 and January 31, 2016 includes $71.0 million and $64.2 million, respectively, of cash we collected as servicer on the securitized receivables that was remitted to the VIEs and $25.0 million and $14.4 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.

CONN'S, INC. AND SUBSIDIARIES
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
In an effort to mitigate losses on our accounts receivable, we may make loan modifications to a borrower experiencing financial difficulty. In our role as servicer, we may also make modifications to loans held by the VIEs. The loan modifications are intended to maximize net cash flow after expenses and avoid the need to repossess collateral or exercise legal remedies available to us. We may extend or "re-age" a portion of our customer accounts, which involve modifying the payment terms to defer a portion of the cash payments due. Our re-aging of customer accounts does not change the interest rate or the total amount due from the customer and typically does not reduce the monthly contractual payments. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the interest rate or the total amount due from the customer but does reduce the monthly contractual payments and extends the term. We consider accounts that have been re-aged in excess of three months or refinanced as Troubled Debt Restructurings ("TDR" or "Restructured Accounts").
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
We record an allowance for doubtful accounts for our non-TDR customer accounts receivable that we expect to charge-off over the next twelve months based on our historical cash collection and net loss experience. In addition to pre-charge-off cash collections and charge-off information, estimates of post-charge-off recoveries, including cash payments from customers, amounts realized from the repossession of the products financed, sales tax recoveries from taxing jurisdictions, and payments received under credit insurance policies are also considered.
We determine allowances for those accounts that are TDR based on the discounted present value of cash flows expected to be collected over the life of those accounts. The excess of the carrying amount over the discounted cash flow amount is recorded as an allowance for loss on those accounts.
Interest income on customer accounts receivable. Interest income is accrued using the interest method for installment contracts and is reflected in finance charges and other revenues. Typically, interest income is accrued until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Interest income on installment contracts with our customers is based on the rule of 78s. In order to convert the interest income recognized to the interest method, we have recorded the excess earnings of rule of 78s over the interest method as deferred revenue on our balance sheets. Our calculation of interest income also includes an estimate of the benefit from future prepayments based on our historical experience of the timing of expected prepayments over the remaining life of pooled loans. At July 31, 2016 and January 31, 2016, there were $8.9 million and $5.2 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
We offer 12-month, no-interest finance programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived. Interest income is recognized based on estimated accrued interest earned to date on all 12-month, no-interest finance programs with an offsetting reserve for those customers expected to satisfy the requirements of the program based on our historical experience.
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
We recognize interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it equals the present value of expected future cash flows.
We typically only place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. At July 31, 2016 and January 31,

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016, customer receivables carried in non-accrual status were $24.4 million and $20.6 million, respectively. At July 31, 2016 and January 31, 2016, customer receivables that were past due 90 days or more and still accruing interest totaled $104.7 million and $115.1 million, respectively.
Income Taxes. For the six months ended July 31, 2016, we utilized the estimated annual effective tax rate in determining income tax expense rather than the actual effective tax rate (discrete method), which we used for the three months ended April 30, 2016, based on our updated estimated fiscal 2017 pre-tax income.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized using defined hierarchical levels related to subjectivity associated with the inputs to fair value measurements as follows:

•	Level 1 – Quoted prices available in active markets for identical assets or liabilities

•	Level 2 – Pricing inputs not quoted in active markets but either directly or indirectly observable

•	Level 3 – Significant inputs to pricing that have little or no transparency with inputs requiring significant management judgment or estimation
The fair value of cash and cash equivalents, restricted cash, and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a Level 3 discounted cash flow analysis, approximates their carrying amount. The fair value of our revolving credit facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At July 31, 2016, the fair value of our Senior Notes, which was determined using Level 1 inputs, was $175.9 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At July 31, 2016, the fair value of the VIE's Class A Notes and Class B Notes, which were determined using Level 2 inputs based on inactive trading activity, approximates their carrying value.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires that financial assets measured at amortized cost should be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The standard is effective for us in the first quarter of fiscal year 2021, and earlier adoption is permitted beginning in the first quarter of fiscal year 2020. We are currently assessing the impact the new standard will have on our financial statements.
2.     Charges and Credits
Charges and credits consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2016	2015	2016	2015
Store and facility closure costs	$—	$—	$—	$425
Impairments from disposals	1,385	—	1,385	—
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	135	1,013	589	1,207
Employee severance	1,213	—	1,213	—
Executive management transition costs	162	—	234	—
	$2,895	$1,013	$3,421	$1,632
During the three and six months ended July 31, 2016, we had costs associated with impairments from disposals, legal and professional fees related to our securities-related litigation, charges for severance and transition costs due to changes in the executive management team. The impairments from disposals included the write-off of leasehold improvements for one store we relocated prior to the end of its useful life and incurred costs for a terminated store project prior to starting construction. During the three and six months ended July 31, 2015, we had costs associated with legal and professional fees related to our exploration of strategic alternatives and our securities-related litigation. During the six months ended July 31, 2015, we also had charges related to the closing of under-performing retail locations.
3.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2016	2015	2016	2015
Interest income and fees	$54,502	$57,383	$115,123	$112,802
Insurance commissions	11,219	13,062	20,675	24,091
Other revenues	437	659	931	808
	$66,158	$71,104	$136,729	$137,701
Interest income and fees and insurance commissions are derived from the credit segment operations, whereas other revenues are derived from the retail segment operations. During the three months ended July 31, 2016, we decreased interest income and fees by $8.2 million as a result of changes in estimates to our allowance for no-interest option credit programs and deferred interest as described in Note 1, Summary of Significant Accounting Policies. For the three months ended July 31, 2016 and 2015, interest income and fees was reduced by provisions for uncollectible interest of $10.2 million and $8.9 million, respectively. For the six months ended July 31, 2016 and 2015, interest income and fees was reduced by provisions for uncollectible interest of $20.2 million and $17.4 million, respectively. For the three months ended July 31, 2016 and 2015, the amount included in interest income and fees related to TDR accounts was $4.2 million and $3.3 million, respectively. For the six months ended July 31, 2016 and 2015, the amount included in interest income and fees related to TDR accounts was $8.3 million and $6.5 million, respectively.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Customer Accounts Receivable
Customer accounts receivable consisted of the following:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
(in thousands)	July 31, 2016	January 31, 2016	July 31, 2016	January 31, 2016	July 31, 2016	January 31, 2016
Customer accounts receivable	$1,415,728	$1,470,205	$115,316	$127,400	$108,242	$112,221
Restructured accounts	128,611	117,651	33,558	30,323	128,611	117,651
Total customer portfolio balance	1,544,339	1,587,856	$148,874	$157,723	$236,853	$229,872
Allowance for uncollectible accounts	(201,176)	(190,990)
Allowances for no-interest option credit programs	(22,575)	(21,290)
Total customer accounts receivable, net	1,320,588	1,375,576
Short-term portion of customer accounts receivable, net	(733,718)	(743,931)
Long-term portion of customer accounts receivable, net	$586,870	$631,645
Securitized receivables held by the VIE	$922,994	$870,684	$129,466	$135,800	$216,215	$204,594
Receivables not held by the VIE	621,345	717,172	19,408	21,923	20,638	25,278
Total customer portfolio balance	$1,544,339	$1,587,856	$148,874	$157,723	$236,853	$229,872

(1)
Due to the fact that an account can become past due after having been re-aged, accounts could be represented as both past due and re-aged. As of July 31, 2016 and January 31, 2016, the amounts included within both past due and re-aged were $58.1 million and $55.2 million, respectively. As of July 31, 2016 and January 31, 2016, the total customer portfolio balance past due one day or greater was $381.3 million and $387.3 million, respectively. These amounts include the 60 days past due balances shown.

The following presents the activity in the allowance for doubtful accounts and uncollectible interest for customer receivables:

	Six Months Ended July 31, 2016			Six Months Ended July 31, 2015
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$149,226	$41,764	$190,990	$118,786	$28,196	$146,982
Provision (1)	108,333	29,768	138,101	91,821	24,396	116,217
Principal charge-offs (2)	(91,261)	(20,969)	(112,230)	(71,280)	(14,190)	(85,470)
Interest charge-offs	(15,384)	(3,544)	(18,928)	(13,056)	(2,599)	(15,655)
Recoveries (2)	2,636	607	3,243	1,881	375	2,256
Allowance at end of period	$153,550	$47,626	$201,176	$128,152	$36,178	$164,330
Average total customer portfolio balance	$1,428,396	$123,451	$1,551,847	$1,297,951	$95,652	$1,393,603

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest). Recoveries include principal collections of previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries. During the three months ended July 31, 2016, we increased provision for bad debts by $5.0 million as a result of changes in estimates as it relates to sales tax recovery on previously charged-off accounts as described in Note 1, Summary of Significant Accounting Policies.

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
The following table presents detail of the activity in the accrual for store closures:

	Six Months Ended July 31,
(in thousands)	2016	2015
Balance at beginning of period	$1,866	$2,556
Accrual for additional closures	—	318
Adjustments	23	(32)
Cash payments, net of sublease income	(339)	(698)
Balance at end of period	1,550	2,144
Current portion, included in accrued expenses	(643)	(640)
Long-term portion, included in other long-term liabilities	$907	$1,504
6.     Debt and Capital Lease Obligations
Debt and capital lease obligations consisted of the following:

(in thousands)	July 31, 2016	January 31, 2016
Revolving credit facility	$299,500	$329,207
Senior Notes	227,000	227,000
2015-A Class A Notes	195,518	551,383
2015-A Class B Notes	165,900	165,900
2016-A Class A Notes	241,077	—
2016-A Class B Notes	70,510	—
Capital lease obligations	2,065	2,488
Total debt and capital lease obligations	1,201,570	1,275,978
Less:
Unamortized discounts and debt issuance costs	(18,861)	(26,300)
Current maturities of capital lease obligations	(761)	(799)
Long-term debt and capital lease obligations	$1,181,948	$1,248,879
Senior Notes. On July 1, 2014, we issued $250.0 million of unsecured Senior Notes due July 2022 bearing interest at 7.250%, pursuant to an indenture dated July 1, 2014 (the "Indenture") among Conn's, Inc., its subsidiary guarantors (the "Guarantors") and U.S. Bank National Association, as trustee. During the year ended January 31, 2016, we repurchased $23.0 million of face value of the Senior Notes for $22.9 million. The effective interest rate of the Senior Notes after giving effect to offering fees and debt discount is 7.7%.
The Indenture, as amended, restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock ("restricted payments"); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations for restricted payments are triggered only if one or more of the following occurred: (1) a default were to exist under the indenture, (2) if we could not satisfy a debt incurrence test, and (3) if the aggregate amount of restricted payments would exceed an amount tied to the consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have a leverage ratio, as defined under the

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indenture, less than or equal to 2.50 to 1.00. Thus, as of July 31, 2016, $190.2 million would have been free from the dividend restriction. However, as a result of the revolving credit facility dividend restrictions, which are further described below, no amount was available for dividends. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period.
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
Asset-backed Notes. In September 2015, the 2015 VIE issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the 2015 VIE. The asset-backed notes consist of the following securities:

•
Asset-backed Fixed Rate Notes, Class A, Series 2015-A ("2015-A Class A Notes") in aggregate principal amount of $952.1 million that bear interest at a fixed annual rate of 4.565% and mature on September 15, 2020. The effective interest rate of the 2015-A Class A Notes after giving effect to offering fees is 6.8%.

•
Asset-backed Fixed Rate Notes, Class B, Series 2015-A ("2015-A Class B Notes") in aggregate principal amount of $165.9 million that bear interest at a fixed annual rate of 8.500% and mature on September 15, 2020. The effective interest rate of the 2015-A Class B Notes after giving effect to offering fees is 12.8%.

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
In March 2016, the 2016 VIE issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the 2016 VIE. The asset-backed notes consist of the following securities:

•
Asset-backed Fixed Rate Notes, Class A, Series 2016-A ("2016-A Class A Notes") in aggregate principal amount of $423.0 million that bear interest at a fixed annual rate of 4.680% and mature on April 16, 2018. The effective interest rate of the 2016-A Class A Notes after giving effect to offering fees is 6.8%.

•
Asset-backed Fixed Rate Notes, Class B, Series 2016-A ("2016-A Class B Notes") in aggregate principal amount of $70.5 million that bear interest at a fixed annual rate of 8.960% and mature on August 15, 2018. The effective interest rate of the 2016-A Class B Notes after giving effect to offering fees is 9.8%.

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
On February 16, 2016, the Borrowers entered into a first amendment to the revolving credit facility, which resulted in various changes, including:

•	Excluding non-cash deferred amortization of debt related transaction costs from interest coverage ratio; and

•	Extending from 6 months to 18 months the time frame subsequent to the closing of a securitization transaction in which the Cash Recovery Percent covenant will be determined.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 18, 2016, the Borrowers entered into a second amendment to the revolving credit facility, which resulted in various changes, including:

•	Amending the minimum interest coverage ratio covenant, so long as the borrowing base reduction discussed below is in effect, to:

◦	Reduce the minimum interest coverage ratio covenant to 1.0x for the second quarter of fiscal 2017 through the first quarter of fiscal 2018; and

◦	Reduce the minimum interest coverage ratio covenant to 1.25x for the second quarter of fiscal 2018 through the third quarter of fiscal 2019.

•	Modifying the conditions for repurchases of the Company's common stock, including the addition of a requirement to achieve a minimum interest coverage ratio of 2.5x for two consecutive quarters; and

•
Reducing the borrowing base by $15.0 million beginning on May 31, 2016, reducing the borrowing base by $10.0 million for any month beginning with July 31, 2017 so long as the interest coverage ratio is at least 1.25x, and no borrowing base reduction at any time the interest coverage ratio is at least 2.0x for two consecutive quarters.

As of July 31, 2016, loans under the revolving credit facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.5% to 3.0% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.5% to 2.0% per annum (depending on quarterly average net availability under the borrowing base). Pursuant to the second amendment, the margins increased by 25 basis points subsequent to July 31, 2016. The alternate base rate is the greater of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. The effective interest rate on borrowings outstanding under the revolving credit facility after giving effect to offering fees is 5.5%. We also pay an unused fee on the portion of the commitments that are available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the outstanding balance and letters of credit of the revolving credit facility.
The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of July 31, 2016, we had immediately available borrowing capacity of $97.7 million under our revolving credit facility, net of standby letters of credit issued of $5.3 million. We also had $407.5 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances.
The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may make dividends and distributions to the Company and other obligors under the revolving credit facility without restriction. As of July 31, 2016, under the revolving credit facility, as amended, no amount was available for dividends. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.
Debt covenants. We were in compliance with our debt covenants, as amended, at July 31, 2016. A summary of the significant financial covenants that govern our revolving credit facility, as amended, compared to our actual compliance status at July 31, 2016 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio must equal or exceed minimum	1.03:1.00	1.00:1.00
Leverage Ratio must not exceed maximum	2.63:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.52:1.00	2.00:1.00
Cash Recovery Percent must exceed stated amount	4.77%	4.50%
Capital Expenditures, net, must not exceed maximum	$26.0 million	$75.0 million

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
7.     Contingencies
Securities Class Action Litigation. We and one of our current and one of our former executive officers are defendants in a consolidated securities class action lawsuit pending in the United States District Court for the Southern District of Texas (the "Court"), In re Conn's Inc. Securities Litigation, Cause No. 14-CV-00548 (the "Consolidated Securities Action"). The Consolidated Securities Action started as three separate purported securities class action lawsuits filed between March 5, 2014 and May 5, 2014, which were combined into the Consolidated Securities Action on June 3, 2014. The plaintiffs in the Consolidated Securities Action allege that the defendants made false and misleading statements and/or failed to disclose material adverse facts about our business, operations, and prospects. They allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek to certify a class of all persons and entities that purchased or otherwise acquired Conn's common stock and/or call options, or sold/wrote Conn's put options between April 3, 2013 and December 9, 2014. The complaint does not specify the amount of damages sought.
On June 30, 2015, the Court held a hearing on the defendants' motion to dismiss plaintiffs' complaint. At the hearing, the Court dismissed Brian Taylor, a former executive officer, and certain other aspects of the complaint. The Court ordered the plaintiffs to further amend their complaint in accordance with its ruling, and the plaintiffs filed their Fourth Consolidated Amended Complaint on July 21, 2015. The remaining defendants filed a motion to dismiss on August 28, 2015. The briefing on the defendants' motion to dismiss was fully briefed and the Court held a hearing on defendants' motion over the course of two days, on March 25 and 29, 2016. On May 6, 2016, the Court granted in part and denied in part defendants' motion to dismiss the plaintiffs' complaint. Thereafter, the defendants filed a motion requesting the Court's decision be certified for interlocutory appeal to the United States Fifth Circuit Court of Appeals, which the Court denied on June 13, 2016. On June 24, 2016, the defendant’s filed their answer to the Consolidated Securities Action, denying liability and raising numerous affirmative defenses to the claims asserted against them.
The parties have negotiated a scheduling order, which has not yet been entered by the Court, and discovery is proceeding.
The defendants intend to vigorously defend against all of these claims. It is not possible at this time to predict the timing or outcome of any of this litigation, and we cannot reasonably estimate the possible loss or range of possible loss from these claims.
Derivative Litigation. On December 1, 2014, an alleged shareholder, purportedly on behalf of the Company, filed a derivative shareholder lawsuit against us and certain of our current and former directors and executive officers in the Court, captioned as Robert Hack, derivatively on behalf of Conn's, Inc., v. Theodore M. Wright (former executive officer and former director), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director), Brian Taylor (former executive officer) and Michael J. Poppe and Conn's, Inc., Case No. 4:14-cv-03442 (the "Original Derivative Action"). The complaint asserts claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and insider trading based on substantially similar factual allegations as those asserted in the Consolidated Securities Action. The plaintiff seeks unspecified damages against these persons and does not request any damages from us. Setting forth substantially similar claims against the same defendants, on February 25, 2015, an additional federal derivative action, captioned 95250 Canada LTEE, derivatively on Behalf of Conn's, Inc. v. Wright et al., Cause No. 4:15-cv-00521, was filed in the Court, which has been consolidated with the Original Derivative Action.
The Court previously approved a stipulation among the parties to stay the action pending resolution of the motion to dismiss in the Consolidated Securities Action. The parties are currently discussing next steps in the litigation process.
Another derivative action was filed on January 27, 2015, captioned as Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, filed in the 281st Judicial District Court, Harris County, Texas. This action makes substantially similar allegations to the Original Derivative Action against the same defendants. On July 28, 2016, the court entered an order extending the stay for an additional 90 days (until October 26, 2016). On May 19, 2016, an alleged shareholder, purportedly on behalf of the Company, filed a lawsuit against us and certain of our current and former directors and executive officers in the 55th Judicial District Court, Harris County, Texas, captioned as Robert J. Casey II, derivatively on behalf of Conn's, Inc., v. Theodore M. Wright (former executive officer and former director), Michael J. Poppe, Brian Taylor (former executive officer), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director) and William E. Saunders Jr., and Conn's, Inc., Cause No. 2016-33135. The complaint asserts claims for breach of fiduciary duties and unjust enrichment based on substantially similar factual allegations as those asserted in the Original Derivative Action. The complaint does not specify the amount of damages sought.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(in thousands)	July 31, 2016	January 31, 2016
Assets:
Restricted cash	$95,983	$78,576
Due from Conn's, Inc.	4,226	3,405
Customer accounts receivable:
Customer accounts receivable	803,815	763,278
Restructured accounts	119,179	107,406
Allowance for uncollectible accounts	(131,719)	(136,325)
Allowances for no-interest option credit programs	(14,923)	(12,955)
Total customer accounts receivable, net	776,352	721,404
Total assets	$876,561	$803,385
Liabilities:
Accrued interest	$1,693	$1,636
Deferred interest income	5,387	3,042
Long-term debt:
2015-A Class A Notes	195,518	551,383
2015-A Class B Notes	165,900	165,900
2016-A Class A Notes	241,077	—
2016-A Class B Notes	70,510	—
	673,005	717,283
Less unamortized discounts and debt issuance costs	(10,994)	(17,768)
Total long-term debt	662,011	699,515
Total liabilities	$669,091	$704,193
The assets of the VIEs serve as collateral for the obligations of the VIEs. The holders of the Class A Notes and Class B Notes have no recourse to assets outside of the VIEs.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Segment Reporting
Financial information by segment is presented in the following tables:

	Three Months Ended July 31, 2016			Three Months Ended July 31, 2015
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$105,562	$—	$105,562	$98,882	$—	$98,882
Home appliance	101,359	—	101,359	97,260	—	97,260
Consumer electronic	65,735	—	65,735	69,682	—	69,682
Home office	21,701	—	21,701	22,940	—	22,940
Other	5,366	—	5,366	4,975	—	4,975
Product sales	299,723	—	299,723	293,739	—	293,739
Repair service agreement commissions	28,310	—	28,310	27,756	—	27,756
Service revenues	3,966	—	3,966	3,451	—	3,451
Total net sales	331,999	—	331,999	324,946	—	324,946
Finance charges and other revenues	437	65,721	66,158	659	70,445	71,104
Total revenues	332,436	65,721	398,157	325,605	70,445	396,050
Costs and expenses:
Cost of goods sold	208,869	—	208,869	202,461	—	202,461
Selling, general and administrative expenses (1)	84,838	35,008	119,846	76,683	28,149	104,832
Provision for bad debts	127	60,069	60,196	324	51,322	51,646
Charges and credits	2,895	—	2,895	1,013	—	1,013
Total costs and expense	296,729	95,077	391,806	280,481	79,471	359,952
Operating income (loss)	35,707	(29,356)	6,351	45,124	(9,026)	36,098
Interest expense	—	24,138	24,138	—	10,055	10,055
Income (loss) before income taxes	$35,707	$(53,494)	$(17,787)	$45,124	$(19,081)	$26,043

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended July 31, 2016			Six Months Ended July 31, 2015
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$210,868	$—	$210,868	$188,384	$—	$188,384
Home appliance	189,263	—	189,263	181,362	—	181,362
Consumer electronic	131,600	—	131,600	141,112	—	141,112
Home office	44,174	—	44,174	44,925	—	44,925
Other	10,308	—	10,308	9,582	—	9,582
Product sales	586,213	—	586,213	565,365	—	565,365
Repair service agreement commissions	56,495	—	56,495	51,552	—	51,552
Service revenues	7,833	—	7,833	6,508	—	6,508
Total net sales	650,541	—	650,541	623,425	—	623,425
Finance charges and other revenues	931	135,798	136,729	808	136,893	137,701
Total revenues	651,472	135,798	787,270	624,233	136,893	761,126
Costs and expenses:
Cost of goods sold	413,335	—	413,335	389,594	—	389,594
Selling, general and administrative expenses (1)	164,821	68,272	233,093	144,910	55,597	200,507
Provision for bad debts	525	117,889	118,414	393	98,796	99,189
Charges and credits	3,421	—	3,421	1,632	—	1,632
Total costs and expense	582,102	186,161	768,263	536,529	154,393	690,922
Operating income (loss)	69,370	(50,363)	19,007	87,704	(17,500)	70,204
Interest expense	—	50,034	50,034	—	19,483	19,483
Income (loss) before income taxes	$69,370	$(100,397)	$(31,027)	$87,704	$(36,983)	$50,721

(1)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment that benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. For the three months ended July 31, 2016 and 2015, the amount of overhead allocated to each segment was $6.5 million and $3.4 million, respectively. For the six months ended July 31, 2016 and 2015, the amount of overhead allocated to each segment was $12.2 million and $6.9 million, respectively. For the three months ended July 31, 2016 and 2015, the amount of reimbursements made to the retail segment by the credit segment were $9.6 million and $8.9 million, respectively. For the six months ended July 31, 2016 and 2015, the amount of reimbursements made to the retail segment by the credit segment were $19.4 million and $17.4 million, respectively.

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
Condensed Consolidated Balance Sheet as of July 31, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$15,535	$—	$—	$15,535
Restricted cash	—	—	70,981	—	70,981
Customer accounts receivable, net of allowance	—	234,333	499,385	—	733,718
Other accounts receivable	—	82,924	—	—	82,924
Inventories	—	191,642	—	—	191,642
Other current assets	19,700	16,482	4,226	(4,226)	36,182
Total current assets	19,700	540,916	574,592	(4,226)	1,130,982
Investment in and advances to subsidiaries	648,840	203,244	—	(852,084)	—
Long-term portion of customer accounts receivable, net of allowance	—	309,903	276,967	—	586,870
Long-term restricted cash	—	—	25,002	—	25,002
Property and equipment, net	—	174,815	—	—	174,815
Deferred income taxes	70,919	—	—	—	70,919
Other assets	—	8,590	—	—	8,590
Total assets	$739,459	$1,237,468	$876,561	$(856,310)	$1,997,178
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$—	$761	$—	$—	$761
Accounts payable	—	117,628	—	—	117,628
Accrued expenses	686	44,124	1,693	—	46,503
Other current liabilities	—	17,963	3,430	—	21,393
Total current liabilities	686	180,476	5,123	—	186,285
Deferred rent	—	88,452	—	—	88,452
Long-term debt and capital lease obligations	219,133	300,804	662,011	—	1,181,948
Other long-term liabilities	—	18,896	1,957	—	20,853
Total liabilities	219,819	588,628	669,091	—	1,477,538
Total stockholders' equity	519,640	648,840	207,470	(856,310)	519,640
Total liabilities and stockholders' equity	$739,459	$1,237,468	$876,561	$(856,310)	$1,997,178

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of January 31, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$12,254	$—	$—	$12,254
Restricted cash	—	—	64,151	—	64,151
Customer accounts receivable, net of allowance	—	353,781	390,150	—	743,931
Other accounts receivable	—	95,404	—	—	95,404
Inventories	—	201,969	—	—	201,969
Other current assets	10,774	20,092	3,405	(3,405)	30,866
Total current assets	10,774	683,500	457,706	(3,405)	1,148,575
Investment in and advances to subsidiaries	676,492	95,787	—	(772,279)	—
Long-term portion of customer accounts receivable, net of allowance	—	300,391	331,254	—	631,645
Long-term restricted cash	—	—	14,425	—	14,425
Property and equipment, net	—	151,483	—	—	151,483
Deferred income taxes	70,219	—	—	—	70,219
Other assets	—	8,953	—	—	8,953
Total assets	$757,485	$1,240,114	$803,385	$(775,684)	$2,025,300
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$—	$799	$—	$—	$799
Accounts payable	—	86,797	—	—	86,797
Accrued expenses	736	37,002	1,636	—	39,374
Other current liabilities	—	17,510	1,645	—	19,155
Total current liabilities	736	142,108	3,281	—	146,125
Deferred rent	—	74,559	—	—	74,559
Long-term debt and capital lease obligations	218,468	330,896	699,515	—	1,248,879
Other long-term liabilities	—	16,059	1,397	—	17,456
Total liabilities	219,204	563,622	704,193	—	1,487,019
Total stockholders' equity	538,281	676,492	99,192	(775,684)	538,281
Total liabilities and stockholders' equity	$757,485	$1,240,114	$803,385	$(775,684)	$2,025,300

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Operations for the three months ended July 31, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$331,999	$—	$—	$331,999
Finance charges and other revenues	—	33,062	33,096	—	66,158
Servicing fee revenue	—	13,176	—	(13,176)	—
Total revenues	—	378,237	33,096	(13,176)	398,157
Costs and expenses:
Cost of goods sold	—	208,869	—	—	208,869
Selling, general and administrative expenses	—	119,846	13,176	(13,176)	119,846
Provision for bad debts	—	20,830	39,366	—	60,196
Charges and credits	—	2,895	—	—	2,895
Total costs and expenses	—	352,440	52,542	(13,176)	391,806
Operating income	—	25,797	(19,446)	—	6,351
Loss (income) from consolidated subsidiaries	9,066	23,293	—	(32,359)	—
Interest expense	4,397	3,352	16,389	—	24,138
Income (loss) before income taxes	(13,463)	(848)	(35,835)	32,359	(17,787)
Provision (benefit) for income taxes	(1,539)	8,218	(12,542)	—	(5,863)
Net income (loss)	$(11,924)	$(9,066)	$(23,293)	$32,359	$(11,924)
Condensed Consolidated Statement of Operations for the six months ended July 31, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$650,541	$—	$—	$650,541
Finance charges and other revenues	—	63,234	73,495	—	136,729
Servicing fee revenue	—	30,311	—	(30,311)	—
Total revenues	—	744,086	73,495	(30,311)	787,270
Costs and expenses:
Cost of goods sold	—	413,335	—	—	413,335
Selling, general and administrative expenses	—	233,093	30,311	(30,311)	233,093
Provision for bad debts	—	56,412	62,002	—	118,414
Charges and credits	—	3,421	—	—	3,421
Total costs and expenses	—	706,261	92,313	(30,311)	768,263
Operating income	—	37,825	(18,818)	—	19,007
Loss (income) from consolidated subsidiaries	15,925	34,703	—	(50,628)	—
Interest expense	8,843	6,620	34,571	—	50,034
Income (loss) before income taxes	(24,768)	(3,498)	(53,389)	50,628	(31,027)
Provision (benefit) for income taxes	(3,095)	12,427	(18,686)	—	(9,354)
Net income (loss)	$(21,673)	$(15,925)	$(34,703)	$50,628	$(21,673)

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the six months ended July 31, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(29,362)	$(383,378)	$544,638	$—	$131,898
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(478,080)	478,080	—
Sale of customer accounts receivables	—	478,080	—	(478,080)	—
Purchase of property and equipment	—	(32,020)	—	—	(32,020)
Proceeds from sales of property	—	686	—	—	686
Net change in intercompany	28,743			(28,743)	—
Net cash provided by (used in) investing activities	28,743	446,746	(478,080)	(28,743)	(31,334)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	493,540	—	493,540
Payments on asset-backed notes	—	—	(537,819)	—	(537,819)
Changes in restricted cash balances	—	—	(17,406)	—	(17,406)
Borrowings from revolving credit facility	—	405,378	—	—	405,378
Payments on revolving credit facility	—	(435,085)	—	—	(435,085)
Payment of debt issuance costs and amendment fees	—	(1,216)	(4,873)	—	(6,089)
Proceeds from stock issued under employee benefit plans	618	—	—	—	618
Net change in intercompany	—	(28,743)		28,743	—
Other	1	(421)	—	—	(420)
Net cash provided by (used in) financing activities	619	(60,087)	(66,558)	28,743	(97,283)
Net change in cash and cash equivalents	—	3,281	—	—	3,281
Cash and cash equivalents, beginning of period	—	12,254	—	—	12,254
Cash and cash equivalents, end of period	$—	$15,535	$—	$—	$15,535

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to, the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans including the sale of any remaining residual equity on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; technological and market developments and sales trends for our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund its operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets; the ability to continue the repurchase program; and other risks detailed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
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
Executive Summary
Total revenues increased to $398.2 million for the three months ended July 31, 2016, compared to $396.1 million for the three months ended July 31, 2015. The increase in retail revenue was primarily driven by new store growth, partially offset by a decrease in same store sales of 5.1%. Excluding the impact of our April 2015 decision to exit video game products, digital cameras, and certain tablets, same store sales for the quarter decreased 4.6%. Slower sales growth was also impacted by underwriting changes made in the fourth quarter of fiscal 2016 and in the first quarter of fiscal 2017. The decrease in credit revenue was due to a yield rate of 14.0%, 210 basis points lower than a year ago, which included the negative impact of adjustments of $8.2 million as a result of changes in estimates for amounts of allowances for no-interest option credit programs and deferred interest, partially offset by growth in the average balance of the customer receivable portfolio of 8.7%. Excluding the impact of the changes in estimates, yield was up 10 basis points to the prior year period.
Retail gross margin for the three months ended July 31, 2016 was 37.1%, a decrease of 60 basis points versus the 37.7% reported in the comparable quarter last year. The decrease in retail gross margin was driven by the impact softer sales have on our fixed warehouse and delivery costs, partially offset by the favorable shift in product mix towards the furniture and mattress category.
Selling, general and administrative expenses ("SG&A") for the three months ended July 31, 2016 was $119.8 million, an increase of $15.0 million, or 14.3%, over the same prior year period. The SG&A increase in the retail segment was primarily due to higher new store occupancy, advertising and compensation. The increase in SG&A for the credit segment was driven by the additional investments in credit personnel to improve long-term credit performance. Total SG&A was also impacted by investments we are making in IT and other personnel to support long-term performance improvement initiatives.

Provision for bad debts for the three months ended July 31, 2016 was $60.2 million, an increase of $8.6 million from the same prior year period. The increase was impacted by the following:

•
During the three months ended July 31, 2016, provision for bad debts increased by $5.0 million as a result of changes in estimates as it relates to sales tax recovery on previously charged-off accounts (excluding the impact of the changes in estimates, provision for bad debts as a percent of average portfolio balance was down 20 basis points to the prior year period);

•	An 8.7% increase in the average receivable portfolio balance resulting from new store openings over the past 12 months; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $128.6 million, or 8.3% of the total portfolio balance, driving $1.9 million of additional provision for bad debts.

Interest expense increased to $24.1 million for the three months ended July 31, 2016, compared to $10.1 million for the three months ended July 31, 2015, reflecting the increase in outstanding debt and an increase in our effective interest rate due to the asset-backed notes issued by our consolidated VIEs.
Net loss for the three months ended July 31, 2016 was $11.9 million, or $0.39 loss per diluted share, which included the pre-tax impact of changes in estimates of $13.2 million, or $0.29 per diluted share, and net pre-tax charges of $2.9 million, or $0.06 per diluted share, primarily from impairments from disposals of two real estate assets, legal and professional fees related to our securities-related litigation, charges for severance and transition costs due to changes in the executive management team. This compares to net income for the three months ended July 31, 2015 of $16.5 million, or $0.45 earnings per diluted share, which included net pre-tax charges of $1.0 million, or $0.02 per diluted share, primarily related to legal and professional fees related to the exploration of strategic alternatives and securities-related litigation.
Company Initiatives
We are positioning ourselves to execute long-term growth strategies and reduce risk while enhancing shareholder value. As a result, we expect fiscal 2017 to be a transitional year as we work on improving the performance of our credit operation while moderating our retail growth plan. Our plans include:

•
Completing implementation of an updated underwriting strategy and continuing to review and modify our underwriting analysis and standards to improve the overall quality of our credit portfolio by quickly adapting to changes in consumer behavior, the regulatory environment, and portfolio performance;

•
Targeting the implementation of our new direct consumer loan program, at a higher interest rate of up to 30%, across all Texas locations by the end of this fiscal year, followed by the implementation of the program in other states with similar regulatory frameworks;

•	In states where regulations do not generally limit the interest rate charged, we recently increased our rates to 29.99%.

•
During the first quarter of fiscal 2017, we made changes to our no-interest programs to improve returns on capital that should increase the yield on our portfolio over the next few quarters, including reducing the availability of short-term no-interest programs to higher risk customers and moving all long-term no-interest programs to a third-party;

•	Focusing on further improvement of execution within our collection operations to reduce delinquency rates and future charge-offs;

•	Focusing on quality, branded products to improve operating performance;

•	Reducing warehouse and delivery costs;

•	Optimizing our product offering; and

•
During the six months ended July 31, 2016, we opened nine new stores in Alabama (1), Louisiana (2), Mississippi (1), Nevada (1), North Carolina (1), South Carolina (1) and Tennessee (2), and we plan to open one additional new store for a total of 10 new stores for fiscal 2017, compared to 15 stores in fiscal 2016.

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

Results of Operations
The following tables present certain financial and other information, on a consolidated and segment basis:

Consolidated:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2016	2015	Change	2016	2015	Change
Revenues:
Total net sales	$331,999	$324,946	$7,053	$650,541	$623,425	$27,116
Finance charges and other revenues	66,158	71,104	(4,946)	136,729	137,701	(972)
Total revenues	398,157	396,050	2,107	787,270	761,126	26,144
Costs and expenses:
Cost of goods sold	208,869	202,461	6,408	413,335	389,594	23,741
Selling, general and administrative expenses	119,846	104,832	15,014	233,093	200,507	32,586
Provision for bad debts	60,196	51,646	8,550	118,414	99,189	19,225
Charges and credits	2,895	1,013	1,882	3,421	1,632	1,789
Total costs and expenses	391,806	359,952	31,854	768,263	690,922	77,341
Operating income	6,351	36,098	(29,747)	19,007	70,204	(51,197)
Interest expense	24,138	10,055	14,083	50,034	19,483	30,551
Income (loss) before income taxes	(17,787)	26,043	(43,830)	(31,027)	50,721	(81,748)
Provision (benefit) for income taxes	(5,863)	9,505	(15,368)	(9,354)	18,506	(27,860)
Net income (loss)	$(11,924)	$16,538	$(28,462)	$(21,673)	$32,215	$(53,888)

Retail Segment:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2016	2015	Change	2016	2015	Change
Revenues:
Product sales	$299,723	$293,739	$5,984	$586,213	$565,365	$20,848
Repair service agreement commissions	28,310	27,756	554	56,495	51,552	4,943
Service revenues	3,966	3,451	515	7,833	6,508	1,325
Total net sales	331,999	324,946	7,053	650,541	623,425	27,116
Other revenues	437	659	(222)	931	808	123
Total revenues	332,436	325,605	6,831	651,472	624,233	27,239
Costs and expenses:
Cost of goods sold	208,869	202,461	6,408	413,335	389,594	23,741
Selling, general and administrative expenses (1)	84,838	76,683	8,155	164,821	144,910	19,911
Provision for bad debts	127	324	(197)	525	393	132
Charges and credits	2,895	1,013	1,882	3,421	1,632	1,789
Total costs and expenses	296,729	280,481	16,248	582,102	536,529	45,573
Operating income	$35,707	$45,124	$(9,417)	$69,370	$87,704	$(18,334)
Number of stores:
Beginning of period	108	91		103	90
Open	4	4		9	7
Closed	—	—		—	(2)
End of period	112	95		112	95

Credit Segment:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2016	2015	Change	2016	2015	Change
Revenues -
Finance charges and other revenues	$65,721	$70,445	$(4,724)	$135,798	$136,893	$(1,095)
Costs and expenses:
Selling, general and administrative expenses (1)	35,008	28,149	6,859	68,272	55,597	12,675
Provision for bad debts	60,069	51,322	8,747	117,889	98,796	19,093
Total cost and expenses	95,077	79,471	15,606	186,161	154,393	31,768
Operating loss	(29,356)	(9,026)	(20,330)	(50,363)	(17,500)	(32,863)
Interest expense	24,138	10,055	14,083	50,034	19,483	30,551
Loss on extinguishment of debt	—	—	—	—	—	—
Loss before income taxes	$(53,494)	$(19,081)	$(34,413)	$(100,397)	$(36,983)	$(63,414)

(1)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment that benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. For the three months ended July 31, 2016 and 2015, the amount of overhead allocated to each segment was $6.5 million and $3.4 million, respectively. For the six months ended July 31, 2016 and 2015, the amount of overhead allocated to each segment was $12.2 million and $6.9 million, respectively. For the three months ended July 31, 2016 and 2015, the amount of reimbursements made to the retail segment by the credit segment were $9.6 million and $8.9 million, respectively. For the six months ended July 31, 2016 and 2015, the amount of reimbursements made to the retail segment by the credit segment were $19.4 million and $17.4 million, respectively.

Three months ended July 31, 2016 compared to three months ended July 31, 2015
Revenues
The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended July 31,					%	Same store
(dollars in thousands)	2016	% of Total	2015	% of Total	Change	Change	% change
Furniture and mattress	$105,562	31.8%	$98,882	30.4%	$6,680	6.8%	(3.5)%
Home appliance	101,359	30.5	97,260	29.9	4,099	4.2	(2.3)
Consumer electronic	65,735	19.8	69,682	21.5	(3,947)	(5.7)	(11.6)
Home office	21,701	6.6	22,940	7.1	(1,239)	(5.4)	(9.6)
Other	5,366	1.6	4,975	1.5	391	7.9	(1.8)
Product sales	299,723	90.3	293,739	90.4	5,984	2.0	(5.5)
Repair service agreement commissions	28,310	8.5	27,756	8.5	554	2.0	(2.4)
Service revenues	3,966	1.2	3,451	1.1	515	14.9
Total net sales	$331,999	100.0%	$324,946	100.0%	$7,053	2.2%	(5.1)%
Excluding the impact of our April 2015 decision to exit video game products, digital cameras, and certain tablets, same store sales for the quarter decreased 4.6%. Slower sales growth was impacted by underwriting changes made in the fourth quarter of fiscal 2016 and in the first quarter of fiscal 2017. The following provides a summary of the performance of our product categories during the quarter compared to the prior year period:

•	Furniture unit volume increased 4.8%, and average selling price increased 4.5%;

•	Mattress unit volume increased 4.3%, partially offset by a 3.2% decrease in average selling price;

•	Home appliance unit volume increased 5.2% with average selling price flat. Total sales for refrigeration increased 7.1%, laundry increased 3.9%, and cooking was flat;

•
Consumer electronic unit volume decreased 10.1%, partially offset by a 5.1% increase in average selling price. Television sales decreased 4.0% as unit volume decreased 11.6%, partially offset by an 8.5% increase in average selling price. Excluding the impact from exiting video game products and digital cameras, consumer electronics same store sales decreased 10.4%;

•
Home office unit volume decreased 9.7%, partially offset by a 5.4% increase in average selling price. Excluding the impact from exiting certain tablets, home office same store sales decreased 7.6%; and

•	The increase in repair service agreement commissions was driven by increased retail sales partially offset by lower retrospective commissions.
The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended July 31,
(in thousands)	2016	2015	Change
Interest income and fees	$54,502	$57,383	$(2,881)
Insurance commissions	11,219	13,062	(1,843)
Other revenues	437	659	(222)
Finance charges and other revenues	$66,158	$71,104	$(4,946)
The decrease in interest income and fees was due to a yield rate of 14.0%, 210 basis points lower than the prior year period, which included the negative impact of adjustments of $8.2 million as a result of changes in estimates of amounts for allowances for no-interest option credit programs and deferred interest, partially offset by growth in the average balance of the customer receivable portfolio of 8.7%. Excluding the impact of the changes in estimates, yield was up 10 basis points to the prior year period. Insurance commissions decreased over the prior year period primarily due to the decline in the number of loans with insurance products. Insurance commissions were also impacted by the growth of sales in states that have lower premium requirements.
The following table provides key portfolio performance information:

	Three Months Ended July 31,
(dollars in thousands)	2016	2015	Change
Interest income and fees	$54,502	$57,383	$(2,881)
Net charge-offs	(55,192)	(41,564)	(13,628)
Interest expense	(24,138)	(10,055)	(14,083)
Net portfolio yield	$(24,828)	$5,764	$(30,592)
Average portfolio balance	$1,540,224	$1,417,100	$123,124
Interest income and fees yield (annualized)	14.0%	16.1%
Net charge-off % (annualized)	14.3%	11.7%
Cost of Goods Sold and Retail Gross Margin

	Three Months Ended July 31,
(dollars in thousands)	2016	2015	Change
Cost of goods sold	$208,869	$202,461	$6,408
Retail gross margin	37.1%	37.7%
The decrease in retail gross margin was driven by the impact softer sales have on our fixed warehouse and delivery costs, partially offset by the favorable shift in product mix towards the furniture and mattress category.

Selling, General and Administrative Expenses

	Three Months Ended July 31,
(dollars in thousands)	2016	2015	Change
Selling, general and administrative expenses:
Retail segment	$84,838	$76,683	$8,155
Credit segment	35,008	28,149	6,859
Selling, general and administrative expenses - Consolidated	$119,846	$104,832	$15,014
Selling, general and administrative expenses as a percent of total revenues	30.1%	26.5%
The increase in SG&A for the retail segment was primarily due to higher new store occupancy, advertising and compensation, which resulted in an increase as a percent of segment revenues of 190 basis points as compared to the prior year period. The increase in SG&A for the credit segment was driven by the additional investments in credit personnel to improve long-term credit performance. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the current period increased 120 basis points as compared to the prior year period. Total SG&A was also impacted by investments we are making in IT and other personnel to support long-term performance improvement initiatives.
Provision for Bad Debts

	Three Months Ended July 31,
(dollars in thousands)	2016	2015	Change
Provision for bad debts:
Retail segment	$127	$324	$(197)
Credit segment	60,069	51,322	8,747
Provision for bad debts - Consolidated	$60,196	$51,646	$8,550
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	15.6%	14.5%
The year-over-year increase in the credit segment provision for bad debts was impacted by the following:

•
During the three months ended July 31, 2016, provision for bad debts increased by $5.0 million as a result of changes in estimates as it relates to sales tax recovery on previously charged-off accounts (excluding the impact of the changes in estimates, provision for bad debts as a percent of average portfolio balance was down 20 basis points to the prior year period);

•	An 8.7% increase in the average receivable portfolio balance resulting from new store openings over the past 12 months; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $128.6 million, or 8.3% of the total portfolio balance, driving $1.9 million of additional provision for bad debts.

Charges and Credits

	Three Months Ended July 31,
(in thousands)	2016	2015	Change
Impairments from disposals	$1,385	$—	$1,385
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	135	1,013	(878)
Employee severance	1,213	—	1,213
Executive management transition costs	162	—	162
	$2,895	$1,013	$1,882
During the three months ended July 31, 2016, we had costs associated with impairments from disposals of two real estate assets, legal and professional fees related to our securities-related litigation, charges for severance and transition costs due to changes in the executive management team. The impairments from disposals included the write-off of leasehold improvements for one store we relocated prior to the end of its useful life and incurred costs for a terminated store project prior to starting construction. During the three months ended July 31, 2015, we had costs associated with legal and professional fees related to our exploration of strategic alternatives and our securities-related litigation.
Interest Expense
For the three months ended July 31, 2016, net interest expense increased by $14.1 million from the prior year comparative period primarily reflecting the increase in outstanding debt and an increase in our effective interest rate due to the asset-backed notes issued by our consolidated VIEs.
Provision for Income Taxes

	Three Months Ended July 31,
(dollars in thousands)	2016	2015	Change
Provision (benefit) for income taxes	$(5,863)	$9,505	$(15,368)
Effective tax rate	33.0%	36.5%
The decrease in the income tax rate for the three months ended July 31, 2016 was impacted by tax expense from state taxes offsetting the federal income tax benefit.
Six months ended July 31, 2016 compared to six months ended July 31, 2015
Revenues
The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Six Months Ended July 31,					%	Same store
(dollars in thousands)	2016	% of Total	2015	% of Total	Change	Change	% change
Furniture and mattress	$210,868	32.4%	$188,384	30.2%	$22,484	11.9%	0.7%
Home appliance	189,263	29.1	181,362	29.1	7,901	4.4	(2.8)
Consumer electronic	131,600	20.2	141,112	22.6	(9,512)	(6.7)	(12.4)
Home office	44,174	6.8	44,925	7.2	(751)	(1.7)	(6.6)
Other	10,308	1.6	9,582	1.5	726	7.6	(0.7)
Product sales	586,213	90.1	565,365	90.6	20,848	3.7	(4.3)
Repair service agreement commissions	56,495	8.7	51,552	8.3	4,943	9.6	0.1
Service revenues	7,833	1.2	6,508	1.1	1,325	20.4
Total net sales	$650,541	100.0%	$623,425	100.0%	$27,116	4.3%	(3.8)%
Excluding the impact of our April 2015 decision to exit video game products, digital cameras, and certain tablets, same store sales for the six months ended July 31, 2016 decreased 2.5%. Slower sales growth was also impacted by underwriting changes made in the fourth quarter of fiscal 2016 and in the first quarter of fiscal 2017. The following provides a summary of the performance of our product categories during the quarter compared to the prior year period:

•	Furniture unit volume increased 12.8%, and average selling price increased 1.1%;

•	Mattress unit volume increased 12.7%, partially offset by a 4.1% decrease in average selling price;

•	Home appliance unit volume increased 5.3% with average selling price flat. Total sales for refrigeration increased 7.0%, laundry increased 3.3%, and cooking increased 4.0%;

•
Consumer electronic unit volume decreased 10.3%, partially offset by a 4.5% increase in average selling price. Television sales decreased 2.8% as unit volume decreased 9.9%, partially offset by an 7.9% increase in average selling price. Excluding the impact from exiting video game products and digital cameras, consumer electronics same store sales decreased 9.1%;

•
Home office unit volume decreased 8.5%, partially offset by a 8.1% increase in average selling price. Excluding the impact from exiting certain tablets, home office same store sales decreased 2.6%; and

•	The increase in repair service agreement commissions was driven by increased retail sales.

The following table provides the change of the components of finance charges and other revenues:

	Six Months Ended July 31,
(in thousands)	2016	2015	Change
Interest income and fees	$115,123	$112,802	$2,321
Insurance commissions	20,675	24,091	(3,416)
Other revenues	931	808	123
Finance charges and other revenues	$136,729	$137,701	$(972)
Interest income and fees of the credit segment increased over the prior year primarily driven by a 11.4% increase in the average balance of the portfolio, partially offset by a yield rate of 14.9%, 140 basis points lower than the prior year period, which included the negative impact of adjustments of $8.2 million as a result of changes in estimates of amounts for allowances for no-interest option credit programs and deferred interest resulting. Excluding the impact of the changes in estimates, yield was down 30 basis points compared to the prior year period. Insurance commissions decreased over the prior year period primarily due to the decline in the number of loans with insurance products and due to the decline in retrospective commissions on insurance agreements as a result of higher charge-offs. Insurance commissions were also impacted by the growth of sales in states that have lower premium requirements.
The following table provides key portfolio performance information:

	Six Months Ended July 31,
(dollars in thousands)	2016	2015	Change
Interest income and fees	$115,123	$112,802	$2,321
Net charge-offs	(108,987)	(83,214)	(25,773)
Interest expense	(50,034)	(19,483)	(30,551)
Net portfolio yield	$(43,898)	$10,105	$(54,003)
Average portfolio balance	$1,551,847	$1,393,603	158,244
Interest income and fee yield % (annualized)	14.9%	16.3%
Net charge-off % (annualized)	14.0%	11.9%
Cost of Goods Sold and Retail Gross Margin

	Six Months Ended July 31,
(dollars in thousands)	2016	2015	Change
Cost of goods sold	$413,335	$389,594	$23,741
Retail gross margin	36.5%	37.5%
The decrease in retail gross margin was driven by the impact softer sales have on our fixed warehouse and delivery costs and higher inventory shrink, partially offset by the favorable shift in product mix towards the furniture and mattress category.
Selling, General and Administrative Expenses

	Six Months Ended July 31,
(dollars in thousands)	2016	2015	Change
Selling, general and administrative expenses:
Retail segment	$164,821	$144,910	$19,911
Credit segment	68,272	55,597	12,675
Selling, general and administrative expenses - Consolidated	$233,093	$200,507	$32,586
As a percent of total revenues	29.6%	26.3%

The increase in SG&A for the retail segment was primarily due to higher new store occupancy, advertising and compensation, which resulted in an increase as a percent of segment revenues of 210 basis points as compared to the prior year period. The increase in SG&A for the credit segment was driven by the additional investments in credit personnel to improve long-term credit performance. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the current period increased 80 basis points as compared to the prior year period. Total SG&A was also impacted by investments we are making in IT and other personnel to support long-term performance improvement initiatives.
Provision for Bad Debts

	Six Months Ended July 31,
(dollars in thousands)	2016	2015	Change
Provision for bad debts:
Retail segment	$525	$393	$132
Credit segment	117,889	98,796	19,093
Provision for bad debts - Consolidated	$118,414	$99,189	$19,225
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	15.2%	14.2%
The year-over-year increase in the credit segment provision for bad debts was impacted by the following:

•
During the six months ended July 31, 2016, provision for bad debts increased by $5.0 million as a result of changes in estimates as it relates to sales tax recovery on previously charged-off accounts (excluding the impact of the changes in estimates, provision for bad debts as a percent of average portfolio balance was up 40 basis points to the prior year period);

•	An 11.4% increase in the average receivable portfolio balance resulting from new store openings over the past 12 months; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $128.6 million, or 8.3% of the total portfolio balance, driving $3.4 million of additional provision for bad debts.

Charges and Credits

	Six Months Ended July 31,
(in thousands)	2016	2015	Change
Store and facility closure costs	$—	$425	$(425)
Impairments from disposals	1,385	—	1,385
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	589	1,207	(618)
Employee severance	1,213	—	1,213
Executive management transition costs	234	—	234
	$3,421	$1,632	$1,789
During the six months ended July 31, 2016, we had costs associated with impairments from disposals of two real estate assets, legal and professional fees related to our securities-related litigation, charges for severance and transition costs due to changes in the executive management team. The impairments from disposals included the write-off of leasehold improvements for one store we relocated prior to the end of its useful life and incurred costs for a terminated store project prior to starting construction. During the six months ended July 31, 2015, we had charges related to the closing of under-performing retail locations and costs associated with legal and professional fees related to our exploration of strategic alternatives and our securities-related litigation.
Interest Expense
For the six months ended July 31, 2016, net interest expense increased by $30.6 million from the prior year comparative period primarily reflecting the increase in outstanding debt and an increase in our effective interest rate due to the asset-backed notes issued by our consolidated VIEs.

Provision for Income Taxes

	Six Months Ended July 31,
(dollars in thousands)	2016	2015	Change
Provision (benefit) for income taxes	$(9,354)	$18,506	$(27,860)
Effective tax rate	30.1%	36.5%
The decrease in the income tax rate for the six months ended July 31, 2016 was impacted by tax expense from state taxes offsetting the federal income tax benefit.
Customer Receivable Portfolio
We provide in-house financing to individual consumers on a short-term basis (maximum initial contractual term is 32 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using an installment contract, which requires a fixed monthly payment over a fixed term. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally provide for interest at the maximum rate allowed by the respective regulations in the states in which we operate, which generally range between 18% and 21%. We are working to fully implement our new direct loan program across all Texas locations by the end of this fiscal year. The state of Texas represents approximately 70% of our recent originations, which under our current offering has a maximum equivalent interest rate of approximately 21%, compared to 30% under our new direct loan program. Additionally, we are working through the regulatory framework to raise our interest rates in certain other states that represent 14% of our originations. In states where regulations do not generally limit the interest rate charged, we recently increased our rates to 29.99%.
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
We regularly extend or "re-age" a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which was subsequently resolved and the customer indicates a willingness and ability to resume making monthly payments. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation or have reached our limits for account re-aging. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay us. Our re-aging of customer accounts does not change the interest rate or the total amount due from the customer and typically does not reduce the monthly contractual payments. We may also charge the customer an extension fee, which approximates the interest owed for the time period the contract was past due. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the interest rate or the total amount due from the customer but does reduce the monthly contractual payments and extends the term. Under these options, as with extensions, the customer must resolve the reason for delinquency and show a willingness and ability to resume making contractual monthly payments.

The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of July 31,
	2016	2015
Weighted average credit score of outstanding balances(1)	595	596
Average outstanding customer balance	$2,365	$2,366
Balances 60+ days past due as a percentage of total customer portfolio balance(2)	9.6%	9.2%
Re-aged balance as a percentage of total customer portfolio balance(2)	15.3%	13.0%
Account balances re-aged more than six months (in thousands)	$69,415	$52,688
Allowance for bad debts as a percentage of total customer portfolio balance	13.0%	11.3%
Percent of total customer portfolio balance represented by no-interest option receivables	33.3%	36.1%

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Total applications processed	334,854	311,995	649,232	604,597
Weighted average origination credit score of sales financed(1)	611	617	610	617
Percent of total applications approved and utilized	35.4%	44.9%	36.1%	44.6%
Average down payment	3.3%	3.3%	3.6%	3.7%
Average income of credit customer at origination	$41,500	$40,600	$40,900	$40,500
Percent of retail sales paid for by:
In-house financing, including down payment received	71.8%	82.5%	73.6%	83.9%
Third-party financing	17.2%	7.0%	14.9%	4.9%
Third-party rent-to-own option	4.9%	4.1%	5.1%	4.6%
	93.9%	93.6%	93.6%	93.4%

(1)	Credit scores exclude non-scored accounts.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.
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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the outstanding portfolio balance rose from 9.5% as of July 31, 2015 to 10.8% as of July 31, 2016. The percentage of non-restructured accounts greater than 60 days past due increased 30 basis points over the prior year period to 8.1% as of July 31, 2016. We expect delinquency levels and charge-offs to remain elevated over the short-term. The increase in delinquency and changes in expectations for customer performance and cash recoveries on charged-off accounts are reflected in our projection models, resulting in an increase in the level of losses we expect to realize over the next twelve months.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 35.6% as of July 31, 2015 as compared to 37.0% as of July 31, 2016. This 140 basis point increase reflects the impact of higher delinquency rates and charge-offs from a year ago.
The percent of bad debt charge-offs, net of recoveries, to average portfolio balance was 11.7% for the three months ended July 31, 2015 compared to 14.3% for the three months ended July 31, 2016. The increase was primarily due to the higher level of delinquency experienced over the past twelve months and included an adjustment of $3.9 million based on a revised estimate of the amount of sales tax recovery from previously charged-off accounts that we expect to claim with particular taxing jurisdictions, which resulted in an 110 basis point negative impact.
As of July 31, 2016 and 2015, balances under no-interest programs included within customer receivables were $513.9 million and $524.1 million, respectively. We recently shifted our18- and 24-month no-interest programs to a third-party and removed 12-month no-interest program eligibility for certain higher risk customers. As a result, a decline in the proportion of accounts financed under no-interest programs is likely to result in an increase in the overall yield recognized.

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
In September 2015, we securitized $1.4 billion of customer accounts receivables by transferring the receivables to a bankruptcy-remote variable-interest entity (the "2015 VIE"). The 2015 VIE issued asset-backed notes at a face amount of $1.12 billion secured by the transferred portfolio balance, which resulted in net proceeds to us of approximately $1.08 billion, net of transaction costs and restricted cash held by the 2015 VIE. The net proceeds were used to pay down the outstanding balance on our revolving credit facility, to repurchase shares of the Company's common stock and Senior Notes, and for other general corporate purposes.
In March 2016, we securitized $705.1 million of customer accounts receivables by transferring the receivables to a new bankruptcy-remote variable-interest entity (the "2016 VIE" or together with the 2015 VIE, the "VIEs"). The 2016 VIE issued two classes of asset-backed notes at a total face amount of $493.5 million secured by the transferred customer accounts receivables. This resulted in net proceeds to us of approximately $478.0 million, net of transaction costs and reserves. The net proceeds were used to pay down the outstanding balance on our revolving credit facility and for other general corporate purposes.
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
We are working to fully implement our new direct loan program across all Texas locations by the end of this fiscal year. The state of Texas represents approximately 70% of our recent originations, which under our current offering has a maximum equivalent interest rate of approximately 21%, compared to 30% under our new direct loan program. Additionally, we are working through the regulatory framework to raise our interest rates in certain other states that represent 14% of our originations. In states where regulations do not generally limit the interest rate charged, we recently increased our rates to 29.99%. These efforts are expected enhance the profitability of our credit segment.
We believe, based on our current projections, that we have sufficient sources of liquidity to fund our operations, store expansion and updating activities, and capital programs for at least the next twelve months.
Operating cash flow activities. During the six months ended July 31, 2016, net cash provided by operating activities was $131.9 million as compared to net cash used in operating activities of $13.4 million during the prior-year period. The increase in net cash provided by operating activities was primarily driven by the lower growth rate in our customer portfolio balance, working capital improvements, and an increase in the amount of tenant improvement allowances received, partially offset by the decrease in net income when adjusted for non-cash activity, including the increases in provision for bad debts and uncollectible interest and amortization of debt issuance costs and the change in deferred income taxes.
Investing cash flow activities. During the six months ended July 31, 2016, net cash used in investing activities was $31.3 million as compared to $29.6 million during the prior-year period. Purchases of property and equipment increased year-over-year related to the timing of construction activities for new stores, as well as store remodels and relocations.
Financing cash flow activities. During the six months ended July 31, 2016, net cash used in financing activities was $97.3 million as compared to net cash provided by financing activities of $37.7 million during the prior-year period. During the six months ended July 31, 2016, the 2016 VIE issued asset-backed notes resulting in net proceeds to us of approximately $478.0 million, net of transaction costs and reserves. The net proceeds were used to pay down the revolving credit facility. Also during the six months ended July 31, 2016, we made payments of $537.8 million on asset-backed notes from proceeds received on the securitized receivables. During the six months ended July 31, 2015, financing activities were primarily limited to the use of the revolving credit facility.
Senior Notes. On July 1, 2014, we issued $250.0 million of unsecured Senior Notes due July 2022 bearing interest at 7.250%, pursuant to an indenture dated July 1, 2014 (the "Indenture") among Conn's, Inc., its subsidiary guarantors (the "Guarantors") and U.S. Bank National Association, as trustee. During the year ended January 31, 2016, we repurchased $23.0 million of face value of the Senior Notes for $22.9 million. The effective interest rate of the Senior Notes after giving effect to offering fees and debt discount is 7.7%.

The Indenture, as amended, restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock ("restricted payments"); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations for restricted payments are triggered only if one or more of the following occurred: (1) a default were to exist under the indenture, (2) if we could not satisfy a debt incurrence test, and (3) if the aggregate amount of restricted payments would exceed an amount tied to the consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have a leverage ratio, as defined under the Indenture, less than or equal to 2.50 to 1.00. Thus, as of July 31, 2016, $190.2 million would have been free from the dividend restriction. However, as a result of the revolving credit facility dividend restrictions, which are further described below, no amount was available for dividends. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period.
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
Asset-backed Notes. In September 2015, the 2015 VIE issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the 2015 VIE. The asset-backed notes consist of the following securities:

•
Asset-backed Fixed Rate Notes, Class A, Series 2015-A ("2015-A Class A Notes") in aggregate principal amount of $952.1 million that bear interest at a fixed annual rate of 4.565% and mature on September 15, 2020. The effective interest rate of the 2015-A Class A Notes after giving effect to offering fees is 6.8%.

•
Asset-backed Fixed Rate Notes, Class B, Series 2015-A ("2015-A Class B Notes") in aggregate principal amount of $165.9 million that bear interest at a fixed annual rate of 8.500% and mature on September 15, 2020. The effective interest rate of the 2015-A Class B Notes after giving effect to offering fees is 12.8%.

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
In March 2016, the 2016 VIE issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the 2016 VIE. The asset-backed notes consist of the following securities:

•
Asset-backed Fixed Rate Notes, Class A, Series 2016-A ("2016-A Class A Notes") in aggregate principal amount of $423.0 million that bear interest at a fixed annual rate of 4.680% and mature on April 16, 2018. The effective interest rate of the 2016-A Class A Notes after giving effect to offering fees is 6.8%.

•
Asset-backed Fixed Rate Notes, Class B, Series 2016-A ("2016-A Class B Notes") in aggregate principal amount of $70.5 million that bear interest at a fixed annual rate of 8.960% and mature on August 15, 2018. The effective interest rate of the 2016-A Class B Notes after giving effect to offering fees is 9.8%.

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

On February 16, 2016, the Borrowers entered into a first amendment to the revolving credit facility, which resulted in various changes, including:

•	Excluding non-cash deferred amortization of debt related transaction costs from interest coverage ratio; and

•	Extending from 6 months to 18 months the time frame subsequent to the closing of a securitization transaction in which the Cash Recovery Percent covenant will be determined.
On May 18, 2016, the Borrowers entered into a second amendment to the revolving credit facility, which resulted in various changes, including:

•	Amending the minimum interest coverage ratio covenant, so long as the borrowing base reduction discussed below is in effect, to:

◦	Reduce the minimum interest coverage ratio covenant to 1.0x for the second quarter of fiscal 2017 through the first quarter of fiscal 2018; and

◦	Reduce the minimum interest coverage ratio covenant to 1.25x for the second quarter of fiscal 2018 through the third quarter of fiscal 2019.

•	Modifying the conditions for repurchases of the Company's common stock, including the addition of a requirement to achieve a minimum interest coverage ratio of 2.5x for two consecutive quarters; and

•
Reducing the borrowing base by $15.0 million beginning on May 31, 2016, reducing the borrowing base by $10.0 million for any month beginning with July 31, 2017 so long as the interest coverage ratio is at least 1.25x, and no borrowing base reduction at any time the interest coverage ratio is at least 2.0x for two consecutive quarters.

As of July 31, 2016, loans under the revolving credit facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.5% to 3.0% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.5% to 2.0% per annum (depending on quarterly average net availability under the borrowing base). Pursuant to the second amendment, the margins increased by 25 basis points subsequent to July 31, 2016. The alternate base rate is the greater of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. The effective interest rate on borrowings outstanding under the revolving credit facility after giving effect to offering fees is 5.5%. We also pay an unused fee on the portion of the commitments that are available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the outstanding balance and letters of credit of the revolving credit facility.
The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of July 31, 2016, we had immediately available borrowing capacity of $97.7 million under our revolving credit facility, net of standby letters of credit issued of $5.3 million. We also had $407.5 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances.
The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may make dividends and distributions to the Company and other obligors under the revolving credit facility without restriction. As of July 31, 2016, under the revolving credit facility, as amended, no amount was available for dividends. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.

Debt covenants. We were in compliance with our debt covenants, as amended, at July 31, 2016. A summary of the significant financial covenants that govern our revolving credit facility, as amended, compared to our actual compliance status at July 31, 2016 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio must equal or exceed minimum	1.03:1.00	1.00:1.00
Leverage Ratio must not exceed maximum	2.63:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.52:1.00	2.00:1.00
Cash Recovery Percent must exceed stated amount	4.77%	4.50%
Capital Expenditures, net, must not exceed maximum	$26.0 million	$75.0 million
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
Capital expenditures. We lease the majority of our stores under operating leases, and our plans for future store locations include primarily operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.0 million and $1.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.5 million and $1.0 million per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationship and funding sources and alternatives for new stores, which may include "sale-leaseback" or direct "purchase-lease" programs, as well as other funding sources for our purchase and construction of those projects. If we are successful in these relationship developments, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores, but could include full ownership. During the six months ended July 31, 2016, we opened nine new stores and we plan to open one additional new stores for a total of 10 new stores for fiscal 2017. Our anticipated capital expenditures for fiscal year 2017 are between $37.0 million and $42.0 million, which does not take into account any potential proceeds from the sale of owned real estate.
Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
The following table presents a summary of our minimum contractual commitments and obligations as of July 31, 2016:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments:
Revolving credit facility (1)	$325,531	$11,573	$313,958	$—	$—
Senior Notes	325,024	16,458	32,915	32,915	242,736
2015-A Class A Notes (2)	232,344	8,925	17,851	205,568	—
2015-A Class B Notes (2)	224,401	14,102	28,203	182,096	—
2016-A Class A Notes (3)	260,365	11,282	249,083	—	—
2016-A Class B Notes (3)	83,405	6,318	77,087	—	—
Capital lease obligations	2,340	902	1,438	—	—
Operating leases:
Real estate	470,593	27,617	112,894	107,650	222,432
Equipment	3,755	2,039	1,645	71	—
Contractual commitments (4)	106,525	105,116	1,409	—	—
Total	$2,034,283	$204,332	$836,483	$528,300	$465,168

(1)	Estimated interest payments are based on the outstanding balance and the interest rate in effect as of July 31, 2016.

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

(4)
Contractual commitments primarily includes commitments to purchase inventory of $93.0 million and capital expenditures of $4.5 million, with the remaining relating to commitments for advertising and other services. The timing of the payments is subject to change based upon actual receipt and the terms of payment with the vendor.

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
Loans under the revolving credit facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.5% to 3.0% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.5% to 2.0% per annum (depending on quarterly average net availability under the borrowing base). Pursuant to the second amendment to the revolving credit facility, the margins increased by 25 basis points subsequent to July 31, 2016. The alternate base rate is the greater of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our quarterly average net availability under the borrowing base and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the revolving credit facility. As of July 31, 2016, the balance outstanding under our revolving credit facility was $299.5 million. A 100 basis point increase in interest rates on the revolving credit facility would increase our borrowing costs by $3.0 million over a 12-month period, based on the balance outstanding at July 31, 2016.
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
For the quarter ended July 31, 2016, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
During the three months ended July 31, 2016, we did not engage in any share repurchase activity under our share repurchase program.
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
The exhibits required pursuant to Item 6 of Form 10-Q are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN'S, INC.

Date:	September 8, 2016

By:	/s/ Lee A. Wright
Lee A. Wright
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1
Certificate of Incorporation of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Conn's, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Conn's, Inc. Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn's, Inc. Certificate of Incorporation (as corrected December 31, 2013) (incorporated herein by reference to Exhibit 3.1.3 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Conn's, Inc. Form 10-Q for the fiscal period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.1.5
Certificate of Designations of Series A Junior Participating Preferred Stock of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. Current Report on Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on October 6, 2014)

3.1.6
Certificate of Elimination of Certificate of Designations of Series A Junior Participating Preferred Stock of Conn's Inc., dated September 10, 2015 (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. Current Report on Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on September 11, 2015)

3.2
Amended and Restated Bylaws of Conn's, Inc. effective as of December 3, 2013 (incorporated herein by reference to Exhibit 3.2 to Conn's, Inc. Form 10-Q for the quarter ended October 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 6, 2013)

4.1
Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to Conn's, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

10.1
Second Amendment to Third Amended and Restated Loan and Security Agreement, dated May 18, 2016, by and among the Conn’s, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc. Current Report on Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on May 20, 2016)

10.2
Offer of employment from the Company to Lee A. Wright, dated as of May 31, 2016 (incorporated herein by reference to Exhibit 10.1 to Conn's, Inc. Current Report on Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on June 2, 2016)

10.3
Executive Severance Agreement by and between the Company and Lee A. Wright, dated as of May 31, 2016 (incorporated herein by reference to Exhibit 10.2 to Conn's, Inc. Current Report on Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on June 2, 2016)

10.4	Form of Restricted Stock Unit Award Agreement (Time-based and Performance-based Vesting) under the Conn’s, Inc. 2016 Omnibus Stock Incentive Plan
10.5	Form of Restricted Stock Unit Award Agreement (Time-based) under the Conn’s, Inc. 2016 Omnibus Stock Incentive Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer)
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2017, filed with the SEC on September 8, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at July 31, 2016 and January 31, 2016, (ii) the consolidated statements of operations for the three and six months ended July 31, 2016 and 2015, (iii) the consolidated statements of cash flows for the six months ended July 31, 2016 and 2015 and (iv) the notes to consolidated financial statements