Form 10-Q
period 2016-10-31
CONNS INC
filed 2016-12-06
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2016
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 29, 2016:

Class	Outstanding
Common stock, $0.01 par value per share	30,859,250

CONN'S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2016

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except per share data)

	October 31, 2016	January 31, 2016
Assets
Current assets:
Cash and cash equivalents	$59,065	$12,254
Restricted cash (all held by VIEs)	130,979	64,151
Customer accounts receivable, net of allowances (includes balances for VIEs of $620,698 and $390,150, respectively)	688,011	743,931
Other accounts receivable	73,206	95,404
Inventories	204,537	201,969
Income taxes recoverable	9,930	10,774
Prepaid expenses and other current assets	13,810	20,092
Total current assets	1,179,538	1,148,575
Long-term portion of customer accounts receivable, net of allowances (includes balances for VIEs of $499,542 and $331,254, respectively)	619,159	631,645
Long-term restricted cash (all held by VIEs)	35,497	14,425
Property and equipment, net	171,753	151,483
Deferred income taxes	66,910	70,219
Other assets	7,777	8,953
Total assets	$2,080,634	$2,025,300
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$752	$799
Accounts payable	116,469	86,797
Accrued compensation and related expenses	10,408	9,337
Accrued expenses	41,660	30,037
Income taxes payable	2,435	2,823
Deferred revenues and other credits	21,360	16,332
Total current liabilities	193,084	146,125
Deferred rent	89,294	74,559
Long-term debt and capital lease obligations (includes balances of VIEs of $1,038,418 and $699,515, respectively)	1,259,009	1,248,879
Other long-term liabilities	22,554	17,456
Total liabilities	1,563,941	1,487,019
Commitments and contingencies
Stockholders' equity:
Preferred stock ($0.01 par value, 1,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000 shares authorized; 30,856 and 30,630 shares issued, respectively)	309	306
Additional paid-in capital	89,106	85,209
Retained earnings	427,278	452,766
Total stockholders' equity	516,693	538,281
Total liabilities and stockholders' equity	$2,080,634	$2,025,300
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Revenues:
Product sales	$278,056	$293,122	$864,269	$858,487
Repair service agreement commissions	26,354	26,038	82,849	77,590
Service revenues	3,623	3,474	11,456	9,982
Total net sales	308,033	322,634	958,574	946,059
Finance charges and other revenues	68,740	72,599	205,469	210,300
Total revenues	376,773	395,233	1,164,043	1,156,359
Costs and expenses:
Cost of goods sold	192,374	202,901	605,709	592,495
Selling, general and administrative expenses	114,457	113,668	347,550	314,175
Provision for bad debts	51,564	58,208	169,978	157,397
Charges and credits	1,987	2,540	5,408	4,172
Total costs and expenses	360,382	377,317	1,128,645	1,068,239
Operating income	16,391	17,916	35,398	88,120
Interest expense	23,470	19,702	73,504	39,185
Loss on extinguishment of debt	—	1,367	—	1,367
Income (loss) before income taxes	(7,079)	(3,153)	(38,106)	47,568
Provision (benefit) for income taxes	(3,264)	(732)	(12,618)	17,774
Net income (loss)	$(3,815)	$(2,421)	$(25,488)	$29,794
Earnings (loss) per share:
Basic	$(0.12)	$(0.07)	$(0.83)	$0.82
Diluted	$(0.12)	$(0.07)	$(0.83)	$0.81
Weighted average common shares outstanding:
Basic	30,816	35,704	30,737	36,175
Diluted	30,816	35,704	30,737	36,694
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended October 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(25,488)	$29,794
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	21,209	16,400
Impairments of long-lived assets	1,980	—
Amortization of debt issuance costs	19,164	7,048
Provision for bad debts and uncollectible interest	200,349	184,297
Loss on extinguishment of debt	—	1,367
Stock-based compensation expense	3,928	2,961
Excess tax benefits from stock-based compensation	(1)	(479)
Charges, net of credits, for store and facility closures	954	637
Deferred income taxes	3,309	(12,944)
Gain on sale of property and equipment	(259)	(1,303)
Tenant improvement allowances received from landlords	23,674	12,866
Change in operating assets and liabilities:
Customer accounts receivable	(131,943)	(285,007)
Other accounts receivable	13,281	(10,260)
Inventories	(2,568)	(79,085)
Other assets	1,483	(551)
Accounts payable	32,342	58,790
Accrued expenses	11,542	687
Income taxes	(355)	11,612
Deferred rent, revenues and other credits	10,410	(2,124)
Net cash provided by (used in) operating activities	183,011	(65,294)
Cash flows from investing activities:
Purchase of property and equipment	(41,804)	(46,667)
Proceeds from sale of property	686	5,609
Net cash used in investing activities	(41,118)	(41,058)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	1,067,850	1,118,000
Payments on asset-backed notes	(736,266)	(184,349)
Changes in restricted cash balances	(87,900)	(97,924)
Borrowings from revolving credit facility	529,352	277,081
Payments on revolving credit facility	(858,559)	(805,193)
Repurchase of senior notes	—	(22,965)
Payment of debt issuance costs and amendment fees	(9,775)	(31,871)
Repurchase of common stock	—	(51,680)
Proceeds from stock issued under employee benefit plans	824	2,034
Excess tax benefits from stock-based compensation	1	479
Other	(609)	(412)
Net cash provided by (used in) financing activities	(95,082)	203,200
Net change in cash and cash equivalents	46,811	96,848
Cash and cash equivalents, beginning of period	12,254	12,223
Cash and cash equivalents, end of period	$59,065	$109,071
Non-cash investing and financing activities:
Capital lease asset additions and related obligations	$—	$2,187
Property and equipment purchases not yet paid	$1,805	$2,391
Supplemental cash flow data:
Cash interest paid	$53,074	$29,200
Cash income taxes paid (refunded), net	$(15,624)	$21,393
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
In March 2016, we securitized $705.1 million of customer accounts receivables by transferring the receivables to a separate bankruptcy-remote variable-interest entity (the "2016-A VIE"). The 2016-A VIE issued two classes of asset-backed notes at a total face amount of $493.5 million secured by the transferred customer accounts receivables. This resulted in net proceeds to us of approximately $478.0 million, net of transaction costs and restricted cash held by the 2016-A VIE. In October 2016, the 2016-A VIE issued a third class of asset-backed notes at a total face amount of $70.5 million also secured by the same customer accounts receivables that were transferred in March 2016. This resulted in net proceeds to us of approximately $71.6 million, including debt premium and net of transaction costs. The net proceeds from the issued asset-backed notes were used to pay down the outstanding balance on our revolving credit facility and for other general corporate purposes.
In October 2016, we securitized $699.7 million of customer accounts receivables by transferring the receivables to a new bankruptcy-remote variable-interest entity (the "2016-B VIE" or together with the 2015 VIE and the 2016-A VIE, the "VIEs"). The 2016-B VIE issued two classes of asset-backed notes at a total face amount of $503.8 million secured by the transferred customer accounts receivables. This resulted in net proceeds to us of approximately $488.5 million, net of transaction costs and restricted cash held by the 2016-B VIE. The net proceeds were used to pay down the outstanding balance on our revolving credit facility and for other general corporate purposes.
We currently hold the residual equity for each of the VIEs as well as a third class of asset-backed notes of the 2016-B VIE, of which we may elect to retain all or a portion of these interests if that is determined to be in our best economic interest. In addition, we retain the servicing of the securitized portfolios. We determined that we have a variable interest in both VIEs and we are the primary beneficiary because (i) our servicing responsibilities for the securitized portfolios give us the power to direct the activities that most significantly impact the performance of the VIEs, and (ii) our variable interest in the VIEs gives us the obligation to absorb losses and the right to receive residual returns that could potentially be significant. As a result, so long as we hold all or a significant portion of the residual equity of the VIEs and the third class of asset-backed notes of the 2016-B VIE, we will consolidate the VIEs within our financial statements. If we sell all or a significant portion of our interest, we will assess if the transaction

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

achieves sale treatment for accounting purposes, which may result in deconsolidation of any or all of the VIEs. There is no assurance that we will complete a sale of all or a portion of our interest in the VIEs, and there is no assurance we will achieve sale treatment. As a result, we have determined that the securitized portfolios do not meet the criteria for treatment as an asset held for sale, which would require recording at the lower of cost, net of allowances, or fair value. We have not made an adjustment to the customer accounts receivable balance as a result of the transaction or in anticipation of any gain or loss that may occur should a sale of our interest in the VIEs be completed.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2016	2015	2016	2015
Weighted average common shares outstanding - Basic	30,816	35,704	30,737	36,175
Dilutive effect of stock based awards	—	—	—	519
Weighted average common shares outstanding - Diluted	30,816	35,704	30,737	36,694
For the three months ended October 31, 2016 and 2015, the weighted average number of shares from stock based awards not included in the calculation due to their anti-dilutive effect was approximately 1.2 million and 0.9 million shares, respectively. For the nine months ended October 31, 2016 and 2015, the weighted average number of shares from stock based awards not included in the calculation due to their anti-dilutive effect was approximately 1.2 million and 0.2 million shares, respectively.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash. The restricted cash balance as of October 31, 2016 and January 31, 2016 includes $131.0 million and $64.2 million, respectively, of cash we collected as servicer on the securitized receivables that was remitted to the VIEs and $35.5 million and $14.4 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
Customer accounts receivable. Customer accounts receivable reported in the consolidated balance sheet includes total receivables managed, including those transferred to the VIEs and those receivables not transferred to the VIEs. Customer accounts receivable are originated at the time of sale and delivery of the various products and services. Based on contractual terms, we record the amount of principal and accrued interest on customer receivables that is expected to be collected within the next twelve months in current assets with the remaining balance in long-term assets on the consolidated balance sheet. Customer accounts receivable is presented net of unamortized deferred fees charged to customers and origination costs. Customer receivables are considered delinquent if a payment has not been received on the scheduled due date. Accounts that are delinquent more than 209 days as of the end of a month are charged-off against the allowance for doubtful accounts along with interest accrued subsequent to the last payment.
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
Interest income on customer accounts receivable. Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the effective interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the effective interest method is recorded as deferred revenue on our balance sheets. Our calculation of interest income for customers with similar financing arrangements for which the timing and amount of prepayments can be reasonably estimated includes an estimate of the benefit from future prepayments based on our historical experience. At October 31, 2016 and January 31, 2016, there were $12.5 million and $5.2 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
We offer 12- and 18-month cash-option, no-interest finance programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived. Interest income is recognized based on estimated accrued interest earned to date on all no-interest finance programs with an offsetting reserve for those customers expected to satisfy the requirements of the program based on our historical experience.
We previously offered 18- and 24-month equal-payment, no-interest finance programs to certain higher credit quality borrowers. If a customer is delinquent in making a scheduled monthly payment (grace periods are provided), the account begins accruing interest based on the contract rate from the date of the last payment made.
No-interest finance programs with terms greater than 12 months are discounted to their present value at origination, resulting in a reduction in sales and customer receivables, and the discount amount is amortized into finance charges and other revenues over the term of the contract.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it equals the present value of expected future cash flows.
We typically only place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. At October 31, 2016 and January 31, 2016, customer receivables carried in non-accrual status were $26.2 million and $20.6 million, respectively. At October 31, 2016 and January 31, 2016, customer receivables that were past due 90 days or more and still accruing interest totaled $121.6 million and $115.1 million, respectively.
Income Taxes. For the nine months ended October 31, 2016, we utilized the estimated annual effective tax rate in determining income tax expense rather than the actual effective tax rate (discrete method), which we used for the three months ended April 30, 2016, based on our updated estimated fiscal 2017 pre-tax income.
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
The fair value of cash and cash equivalents, restricted cash, and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a Level 3 discounted cash flow analysis, approximates their net carrying amount. The fair value of our revolving credit facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At October 31, 2016, the fair value of our Senior Notes, which was determined using Level 1 inputs, was $189.9 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At October 31, 2016, the fair value of the VIE's asset-backed notes, which were determined using Level 2 inputs based on inactive trading activity, approximates their carrying value.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires that financial assets measured at amortized cost should be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The standard is effective for us in the first quarter of fiscal year 2021 and earlier adoption is permitted beginning in the first quarter of fiscal year 2020. We are currently assessing the impact the new standard will have on our financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. ASU 2016-18 requires that the statement of cash flows provides the change in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. This will result in us no longer showing the changes in restricted cash balances as a component of cash flows from financing activities but instead include the balances of both current and long-term restricted cash with cash and cash equivalents in total cash, cash equivalents and restricted cash for the beginning and end of the periods presented. The standard is effective for us in the first quarter of fiscal year 2019, although early adoption is permitted. We are currently assessing when we expect to adopt the standard.
2.     Charges and Credits
Charges and credits consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2016	2015	2016	2015
Store and facility closure costs	$954	$212	$954	$637
Impairments from disposals	595	—	1,980	—
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	158	999	747	2,206
Employee severance	280	—	1,493	—
Executive management transition costs	—	1,329	234	1,329
	$1,987	$2,540	$5,408	$4,172
During the nine months ended October 31, 2016, we had costs associated with facility closures, impairments from disposals, legal and professional fees related to our securities-related litigation, charges for severance and transition costs due to changes in the executive management team. The impairments from disposals included the write-off of leasehold improvements for two stores we relocated prior to the end of their useful lives and incurred costs for terminated store projects prior to starting construction. During the nine months ended October 31, 2015, we had costs associated with charges related to the closing of under-performing retail locations, legal and professional fees related to our exploration of strategic alternatives and our securities-related litigation, and transition costs due to changes in the executive management team.
3.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2016	2015	2016	2015
Interest income and fees	$58,404	$58,961	$173,527	$171,763
Insurance commissions	9,999	13,222	30,674	37,313
Other revenues	337	416	1,268	1,224
	$68,740	$72,599	$205,469	$210,300
Interest income and fees and insurance commissions are derived from the credit segment operations, whereas other revenues are derived from the retail segment operations. During the nine months ended October 31, 2016, we decreased interest income and fees by $8.2 million as a result of changes in estimates to our allowance for no-interest option credit programs and deferred interest

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as described in Note 1, Summary of Significant Accounting Policies. For the three months ended October 31, 2016 and 2015, interest income and fees was reduced by provisions for uncollectible interest of $11.0 million and $10.0 million, respectively. For the nine months ended October 31, 2016 and 2015, interest income and fees was reduced by provisions for uncollectible interest of $31.2 million and $27.4 million, respectively. For the three months ended October 31, 2016 and 2015, the amount included in interest income and fees related to TDR accounts was $4.4 million and $3.5 million, respectively. For the nine months ended October 31, 2016 and 2015, the amount included in interest income and fees related to TDR accounts was $12.7 million and $10.0 million, respectively.
4.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
(in thousands)	October 31, 2016	January 31, 2016	October 31, 2016	January 31, 2016	October 31, 2016	January 31, 2016
Customer accounts receivable	$1,399,769	$1,470,205	$129,660	$127,400	$111,581	$112,221
Restructured accounts	134,446	117,651	38,984	30,323	134,446	117,651
Total customer portfolio balance	1,534,215	1,587,856	$168,644	$157,723	$246,027	$229,872
Allowance for uncollectible accounts	(204,330)	(190,990)
Allowances for no-interest option credit programs	(21,412)	(21,290)
Deferred fees and origination costs, net	(1,303)	—
Total customer accounts receivable, net	1,307,170	1,375,576
Short-term portion of customer accounts receivable, net	(688,011)	(743,931)
Long-term portion of customer accounts receivable, net	$619,159	$631,645
Securitized receivables held by the VIEs	$1,321,413	$870,684	$168,439	$135,800	$242,517	$204,594
Receivables not held by the VIEs	212,802	717,172	205	21,923	3,510	25,278
Total customer portfolio balance	$1,534,215	$1,587,856	$168,644	$157,723	$246,027	$229,872

(1)
Due to the fact that an account can become past due after having been re-aged, accounts could be represented as both past due and re-aged. As of October 31, 2016 and January 31, 2016, the amounts included within both past due and re-aged were $66.6 million and $55.2 million, respectively. As of October 31, 2016 and January 31, 2016, the total customer portfolio balance past due one day or greater was $397.9 million and $387.3 million, respectively. These amounts include the 60 days past due balances shown.

The following presents the activity in the allowance for doubtful accounts and uncollectible interest for customer receivables:

	Nine Months Ended October 31, 2016			Nine Months Ended October 31, 2015
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$149,226	$41,764	$190,990	$118,786	$28,196	$146,982
Provision (1)	156,063	44,286	200,349	146,587	37,710	184,297
Principal charge-offs (2)	(132,028)	(31,802)	(163,830)	(107,590)	(22,779)	(130,369)
Interest charge-offs	(22,400)	(5,405)	(27,805)	(19,613)	(4,153)	(23,766)
Recoveries (2)	3,727	899	4,626	2,797	592	3,389
Allowance at end of period	$154,588	$49,742	$204,330	$140,967	$39,566	$180,533
Average total customer portfolio balance	$1,422,473	$126,493	$1,548,966	$1,325,324	$98,993	$1,424,317

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest). Recoveries include principal collections of previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries. During the nine months ended October 31, 2016, we increased provision for bad debts by $5.0 million as a result of changes in estimates as it relates to sales tax recovery on previously charged-off accounts as described in Note 1, Summary of Significant Accounting Policies.

5.     Accrual for Property Closures
We have closed or relocated certain store and facility locations that had noncancelable lease agreements, resulting in the accrual of the present value of the remaining lease payments and estimated related occupancy obligations, net of estimated sublease income. Adjustments to these projections for changes in estimated marketing times and sublease rates, as well as other revisions, are made to the obligation as further information related to the actual terms and costs become available.
The following table presents detail of the activity in the accrual for property closures:

	Nine Months Ended October 31,
(in thousands)	2016	2015
Balance at beginning of period	$1,866	$2,556
Accrual for additional closures	954	318
Adjustments	(74)	(21)
Cash payments, net of sublease income	(767)	(876)
Balance at end of period	1,979	1,977
Current portion, included in accrued expenses	(923)	(473)
Long-term portion, included in other long-term liabilities	$1,056	$1,504
6.     Debt and Capital Lease Obligations
Debt and capital lease obligations consisted of the following:

(in thousands)	October 31, 2016	January 31, 2016
Revolving credit facility	$—	$329,207
Senior Notes	227,000	227,000
2015 VIE Asset-backed Class A notes	92,744	551,383
2015 VIE Asset-backed Class B notes	165,900	165,900
2016-A VIE Asset-backed Class A notes	145,404	—
2016-A VIE Asset-backed Class B notes	70,510	—
2016-A VIE Asset-backed Class C notes	70,510	—
2016-B VIE Asset-backed Class A notes	391,840	—
2016-B VIE Asset-backed Class B notes	111,960	—
Capital lease obligations	1,878	2,488
Total debt and capital lease obligations	1,277,746	1,275,978
Less:
Unamortized net discounts and debt issuance costs	(17,985)	(26,300)
Current maturities of capital lease obligations	(752)	(799)
Long-term debt and capital lease obligations	$1,259,009	$1,248,879
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Indenture, as amended, restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock ("restricted payments"); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations for restricted payments are triggered only if one or more of the following occurred: (1) a default were to exist under the indenture, (2) if we could not satisfy a debt incurrence test, and (3) if the aggregate amount of restricted payments would exceed an amount tied to the consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have a leverage ratio, as defined under the Indenture, less than or equal to 2.50 to 1.00. Thus, as of October 31, 2016, $176.0 million would have been free from the dividend restriction. However, as a result of the revolving credit facility dividend restrictions, which are further described below, no amount was available for dividends. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period.
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
Asset-backed Notes. In September 2015, the 2015 VIE issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the 2015 VIE. The asset-backed notes consist of the following securities:

•
Asset-backed Fixed Rate Notes, Class A, Series 2015-A ("2015-A Class A Notes") in aggregate principal amount of $952.1 million that bear interest at a fixed annual rate of 4.565% and mature on September 15, 2020. The effective interest rate of the 2015-A Class A Notes after giving effect to transaction costs is 6.9%.

•
Asset-backed Fixed Rate Notes, Class B, Series 2015-A ("2015-A Class B Notes") in aggregate principal amount of $165.9 million that bear interest at a fixed annual rate of 8.500% and mature on September 15, 2020. The effective interest rate of the 2015-A Class B Notes after giving effect to transaction costs is 12.6%.

The 2015-A asset-backed notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act. If an event of default were to occur under the indenture that governs the notes, the payment of the outstanding amounts would be accelerated, in which event the cash proceeds of the receivables that otherwise might be released to us as the holder of the residual equity would instead be directed entirely toward repayment of the 2015-A asset-backed notes. The holders of the notes have no recourse to assets outside of the 2015 VIE. Events of default include, but are not limited to, failure to make required payments on the notes or specified bankruptcy-related events.
In March 2016, the 2016-A VIE issued two classes of asset-backed notes and, in October 2016, issued a third class of asset-backed notes. All three classes of asset-backed notes are secured by the transferred customer accounts receivables and restricted cash held by the 2016-A VIE. The asset-backed notes consist of the following securities:

•
Asset-backed Fixed Rate Notes, Class A, Series 2016-A ("2016-A Class A Notes") in aggregate principal amount of $423.0 million that bear interest at a fixed annual rate of 4.68% and mature on April 16, 2018. The effective interest rate of the 2016-A Class A Notes after giving effect to transaction costs is 6.8%.

•
Asset-backed Fixed Rate Notes, Class B, Series 2016-A ("2016-A Class B Notes") in aggregate principal amount of $70.5 million that bear interest at a fixed annual rate of 8.96% and mature on August 15, 2018. The effective interest rate of the 2016-A Class B Notes after giving effect to transaction costs is 9.7%.

•
Asset-backed Fixed Rate Notes, Class C, Series 2016-A ("2016-A Class C Notes") in aggregate principal amount of $70.5 million that bear interest at a fixed annual rate of 12.00% and mature on August 15, 2018. The effective interest rate of the 2016-A Class C Notes after giving effect to transaction costs is 11.1%.

The 2016-A asset-backed notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act. If an event of default were to occur under the indenture that governs the notes, the payment of the outstanding amounts would be accelerated, in which event the cash proceeds of the receivables that otherwise might be released to us as the holder of the residual equity would instead be directed entirely toward repayment of the 2016-A asset-backed notes. The holders of the notes have no recourse to assets outside of the 2016-A VIE. Events of default include, but are not limited to, failure to make required payments on the notes or specified bankruptcy-related events.
In October 2016, the 2016-B VIE issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the 2016-B VIE. The asset-backed notes consist of the following securities:

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Asset-backed Fixed Rate Notes, Class A, Series 2016-B ("2016-B Class A Notes") in aggregate principal amount of $391.8 million that bear interest at a fixed annual rate of 3.73% and mature on October 15, 2018. The effective interest rate of the 2016-B Class A Notes after giving effect to offering fees is 5.9%.

•
Asset-backed Fixed Rate Notes, Class B, Series 2016-B ("2016-B Class B Notes") in aggregate principal amount of $112.0 million that bear interest at a fixed annual rate of 7.34% and mature on March 15, 2019. The effective interest rate of the 2016-B Class B Notes after giving effect to offering fees is 8.1%.

The 2016-B Class A Notes and 2016-B Class B Notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act. If an event of default were to occur under the indenture that governs the notes, the payment of the outstanding amounts would be accelerated, in which event the cash proceeds of the receivables that otherwise might be released to us as the holder of a third class of asset-backed notes issued by the 2016-B VIE ("2016-B Class C Notes") and the residual equity would instead be directed entirely toward repayment of the 2016-B Class A Notes and 2016-B Class B Notes. The holders of the notes have no recourse to assets outside of the 2016-B VIE. Events of default include, but are not limited to, failure to make required payments on the notes or specified bankruptcy-related events.
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

As of October 31, 2016, loans under the revolving credit facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.5% to 3.0% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.5% to 2.0% per annum (depending on quarterly average net availability under the borrowing base). Pursuant to the second amendment, the margins increased by 25 basis points subsequent to October 31, 2016. The alternate base rate is the greater of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. The effective interest rate on borrowings outstanding under the revolving credit facility after giving effect to offering fees is 4.6%. We also pay an unused fee on the portion of the commitments that are available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the outstanding balance and letters of credit of the revolving credit facility.
The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of October 31, 2016, we had immediately available borrowing capacity of $146.0 million under our revolving credit facility, net of standby letters of credit issued of $5.3 million. We also had $658.7 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may make dividends and distributions to the Company and other obligors under the revolving credit facility without restriction. As of October 31, 2016, under the revolving credit facility, as amended, no amount was available for dividends. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.
Debt covenants. We were in compliance with our debt covenants, as amended, at October 31, 2016. A summary of the significant financial covenants that govern our revolving credit facility, as amended, compared to our actual compliance status at October 31, 2016 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio must equal or exceed minimum	1.03:1.00	1.00:1.00
Leverage Ratio must not exceed maximum	2.59:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.88:1.00	2.00:1.00
Cash Recovery Percent must exceed stated amount	4.76%	4.50%
Capital Expenditures, net, must not exceed maximum	$25.2 million	$75.0 million
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
The parties have negotiated a scheduling order, which was entered by the Court on September 13, 2016, and discovery is proceeding. The plaintiffs filed their motion for certification on November 10, 2016. The defendants are scheduled to file their opposition motion on January 6, 2017.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
8.     Variable Interest Entities
The VIEs have issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the VIEs. Under the terms of the securitization transactions, the customer receivable principal and interest payment cash flows will go first to the servicer and the holders of issued notes, and then to us as the holder of the 2016-B Class C Notes and residual equities. We retain the servicing of the securitized portfolios and are receiving a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables. In addition, we, rather than the VIEs, will retain all credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charge-offs of the securitized receivables, which will continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as we consolidate the VIEs.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the assets and liabilities held by the VIEs and that are included in our consolidated balance sheet (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn's, Inc.):

(in thousands)	October 31, 2016	January 31, 2016
Assets:
Restricted cash	$166,476	$78,576
Due from Conn's, Inc.	3,076	3,405
Customer accounts receivable:
Customer accounts receivable	1,190,422	763,278
Restructured accounts	130,991	107,406
Allowance for uncollectible accounts	(180,652)	(136,325)
Allowances for no-interest option credit programs	(20,521)	(12,955)
Total customer accounts receivable, net	1,120,240	721,404
Total assets	$1,289,792	$803,385
Liabilities:
Accrued interest	$3,185	$1,636
Due to Conn's, Inc.	1,674	—
Deferred interest income	10,472	3,042
Long-term debt:
2015-A Class A Notes	92,744	551,383
2015-A Class B Notes	165,900	165,900
2016-A Class A Notes	145,404	—
2016-A Class B Notes	70,510	—
2016-A Class C Notes	70,510	—
2016-B Class A Notes	391,840	—
2016-B Class B Notes	111,960	—
	1,048,868	717,283
Less unamortized net discounts and debt issuance costs	(10,450)	(17,768)
Total long-term debt	1,038,418	699,515
Total liabilities	$1,053,749	$704,193
The assets of the VIEs serve as collateral for the obligations of the VIEs. The holders of the asset-backed notes have no recourse to assets outside of the VIEs.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Segment Reporting
Financial information by segment is presented in the following tables:

	Three Months Ended October 31, 2016			Three Months Ended October 31, 2015
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$98,898	$—	$98,898	$105,735	$—	$105,735
Home appliance	85,785	—	85,785	86,434	—	86,434
Consumer electronic	65,670	—	65,670	70,263	—	70,263
Home office	22,747	—	22,747	26,108	—	26,108
Other	4,956	—	4,956	4,582	—	4,582
Product sales	278,056	—	278,056	293,122	—	293,122
Repair service agreement commissions	26,354	—	26,354	26,038	—	26,038
Service revenues	3,623	—	3,623	3,474	—	3,474
Total net sales	308,033	—	308,033	322,634	—	322,634
Finance charges and other revenues	337	68,403	68,740	416	72,183	72,599
Total revenues	308,370	68,403	376,773	323,050	72,183	395,233
Costs and expenses:
Cost of goods sold	192,374	—	192,374	202,901	—	202,901
Selling, general and administrative expenses (1)	79,777	34,680	114,457	81,484	32,184	113,668
Provision for bad debts	286	51,278	51,564	120	58,088	58,208
Charges and credits	1,987	—	1,987	2,540	—	2,540
Total costs and expense	274,424	85,958	360,382	287,045	90,272	377,317
Operating income (loss)	33,946	(17,555)	16,391	36,005	(18,089)	17,916
Interest expense	—	23,470	23,470	—	19,702	19,702
Loss on extinguishment of debt	—	—	—	—	1,367	1,367
Income (loss) before income taxes	$33,946	$(41,025)	$(7,079)	$36,005	$(39,158)	$(3,153)

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended October 31, 2016			Nine Months Ended October 31, 2015
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$309,766	$—	$309,766	$294,119	$—	$294,119
Home appliance	275,048	—	275,048	267,796	—	267,796
Consumer electronic	197,270	—	197,270	211,375	—	211,375
Home office	66,921	—	66,921	71,033	—	71,033
Other	15,264	—	15,264	14,164	—	14,164
Product sales	864,269	—	864,269	858,487	—	858,487
Repair service agreement commissions	82,849	—	82,849	77,590	—	77,590
Service revenues	11,456	—	11,456	9,982	—	9,982
Total net sales	958,574	—	958,574	946,059	—	946,059
Finance charges and other revenues	1,268	204,201	205,469	1,224	209,076	210,300
Total revenues	959,842	204,201	1,164,043	947,283	209,076	1,156,359
Costs and expenses:
Cost of goods sold	605,709	—	605,709	592,495	—	592,495
Selling, general and administrative expenses (1)	244,598	102,952	347,550	226,394	87,781	314,175
Provision for bad debts	811	169,167	169,978	513	156,884	157,397
Charges and credits	5,408	—	5,408	4,172	—	4,172
Total costs and expense	856,526	272,119	1,128,645	823,574	244,665	1,068,239
Operating income (loss)	103,316	(67,918)	35,398	123,709	(35,589)	88,120
Interest expense	—	73,504	73,504	—	39,185	39,185
Loss on extinguishment of debt	—	—	—	—	1,367	1,367
Income (loss) before income taxes	$103,316	$(141,422)	$(38,106)	$123,709	$(76,141)	$47,568

(1)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment that benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. For the three months ended October 31, 2016 and 2015, the amount of overhead allocated to each segment was $6.7 million and $3.7 million, respectively. For the nine months ended October 31, 2016 and 2015, the amount of overhead allocated to each segment was $18.9 million and $10.6 million, respectively. For the three months ended October 31, 2016 and 2015, the amount of reimbursements made to the retail segment by the credit segment were $9.6 million and $9.3 million, respectively. For the nine months ended October 31, 2016 and 2015, the amount of reimbursements made to the retail segment by the credit segment were $29.0 million and $26.7 million, respectively.

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
Condensed Consolidated Balance Sheet as of October 31, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$59,065	$—	$—	$59,065
Restricted cash	—	—	130,979	—	130,979
Customer accounts receivable, net of allowance	—	67,313	620,698	—	688,011
Other accounts receivable	—	73,206	—	—	73,206
Inventories	—	204,537	—	—	204,537
Other current assets	9,930	13,810	3,076	(3,076)	23,740
Total current assets	9,930	417,931	754,753	(3,076)	1,179,538
Investment in and advances to subsidiaries	664,118	234,641	—	(898,759)	—
Long-term portion of customer accounts receivable, net of allowance	—	119,617	499,542	—	619,159
Long-term restricted cash	—	—	35,497	—	35,497
Property and equipment, net	—	171,753	—	—	171,753
Deferred income taxes	66,910	—	—	—	66,910
Other assets	—	7,777	—	—	7,777
Total assets	$740,958	$951,719	$1,289,792	$(901,835)	$2,080,634
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$—	$752	$—	$—	$752
Accounts payable	—	116,469	—	—	116,469
Accrued expenses	4,800	44,083	4,859	(1,674)	52,068
Other current liabilities	—	18,131	5,664	—	23,795
Total current liabilities	4,800	179,435	10,523	(1,674)	193,084
Deferred rent	—	89,294	—	—	89,294
Long-term debt and capital lease obligations	219,465	1,126	1,038,418	—	1,259,009
Other long-term liabilities	—	17,746	4,808	—	22,554
Total liabilities	224,265	287,601	1,053,749	(1,674)	1,563,941
Total stockholders' equity	516,693	664,118	236,043	(900,161)	516,693
Total liabilities and stockholders' equity	$740,958	$951,719	$1,289,792	$(901,835)	$2,080,634

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of January 31, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$12,254	$—	$—	$12,254
Restricted cash	—	—	64,151	—	64,151
Customer accounts receivable, net of allowance	—	353,781	390,150	—	743,931
Other accounts receivable	—	95,404	—	—	95,404
Inventories	—	201,969	—	—	201,969
Other current assets	10,774	20,092	3,405	(3,405)	30,866
Total current assets	10,774	683,500	457,706	(3,405)	1,148,575
Investment in and advances to subsidiaries	676,492	95,787	—	(772,279)	—
Long-term portion of customer accounts receivable, net of allowance	—	300,391	331,254	—	631,645
Long-term restricted cash	—	—	14,425	—	14,425
Property and equipment, net	—	151,483	—	—	151,483
Deferred income taxes	70,219	—	—	—	70,219
Other assets	—	8,953	—	—	8,953
Total assets	$757,485	$1,240,114	$803,385	$(775,684)	$2,025,300
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$—	$799	$—	$—	$799
Accounts payable	—	86,797	—	—	86,797
Accrued expenses	736	37,002	1,636	—	39,374
Other current liabilities	—	17,510	1,645	—	19,155
Total current liabilities	736	142,108	3,281	—	146,125
Deferred rent	—	74,559	—	—	74,559
Long-term debt and capital lease obligations	218,468	330,896	699,515	—	1,248,879
Other long-term liabilities	—	16,059	1,397	—	17,456
Total liabilities	219,204	563,622	704,193	—	1,487,019
Total stockholders' equity	538,281	676,492	99,192	(775,684)	538,281
Total liabilities and stockholders' equity	$757,485	$1,240,114	$803,385	$(775,684)	$2,025,300

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Operations for the three months ended October 31, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$308,033	$—	$—	$308,033
Finance charges and other revenues	—	22,326	46,414	—	68,740
Servicing fee revenue	—	15,073	—	(15,073)	—
Total revenues	—	345,432	46,414	(15,073)	376,773
Costs and expenses:
Cost of goods sold	—	192,374	—	—	192,374
Selling, general and administrative expenses	—	114,457	15,073	(15,073)	114,457
Provision for bad debts	—	31,672	19,892	—	51,564
Charges and credits	—	1,987	—	—	1,987
Total costs and expenses	—	340,490	34,965	(15,073)	360,382
Operating income	—	4,942	11,449	—	16,391
Loss (income) from consolidated subsidiaries	924	2,404	—	(3,328)	—
Interest expense	4,447	3,876	15,147	—	23,470
Income (loss) before income taxes	(5,371)	(1,338)	(3,698)	3,328	(7,079)
Provision (benefit) for income taxes	(1,556)	(414)	(1,294)	—	(3,264)
Net income (loss)	$(3,815)	$(924)	$(2,404)	$3,328	$(3,815)
Condensed Consolidated Statement of Operations for the three months ended October 31, 2015.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$322,634	$—	$—	$322,634
Finance charges and other revenues	—	23,274	49,325	—	72,599
Servicing fee revenue	—	15,929	—	(15,929)	—
Total revenues	—	361,837	49,325	(15,929)	395,233
Costs and expenses:
Cost of goods sold	—	202,901	—	—	202,901
Selling, general and administrative expenses	—	113,668	15,929	(15,929)	113,668
Provision for bad debts	—	27,047	31,161	—	58,208
Charges and credits	—	2,540	—	—	2,540
Total costs and expenses	—	346,156	47,090	(15,929)	377,317
Operating income	—	15,681	2,235	—	17,916
Loss (income) from consolidated subsidiaries	(921)	6,349	—	(5,428)	—
Interest expense	4,658	3,041	12,003	—	19,702
Loss on extinguishment of debt	483	884	—	—	1,367
Income (loss) before income taxes	(4,220)	5,407	(9,768)	5,428	(3,153)
Provision (benefit) for income taxes	(1,799)	4,486	(3,419)	—	(732)
Net income (loss)	$(2,421)	$921	$(6,349)	$5,428	$(2,421)

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Operations for the nine months ended October 31, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$958,574	$—	$—	$958,574
Finance charges and other revenues	—	85,560	119,909	—	205,469
Servicing fee revenue	—	45,384	—	(45,384)	—
Total revenues	—	1,089,518	119,909	(45,384)	1,164,043
Costs and expenses:
Cost of goods sold	—	605,709	—	—	605,709
Selling, general and administrative expenses	—	347,550	45,384	(45,384)	347,550
Provision for bad debts	—	88,084	81,894	—	169,978
Charges and credits	—	5,408	—	—	5,408
Total costs and expenses	—	1,046,751	127,278	(45,384)	1,128,645
Operating income	—	42,767	(7,369)	—	35,398
Loss (income) from consolidated subsidiaries	16,849	37,107	—	(53,956)	—
Interest expense	13,290	10,496	49,718	—	73,504
Income (loss) before income taxes	(30,139)	(4,836)	(57,087)	53,956	(38,106)
Provision (benefit) for income taxes	(4,651)	12,013	(19,980)	—	(12,618)
Net income (loss)	$(25,488)	$(16,849)	$(37,107)	$53,956	$(25,488)
Condensed Consolidated Statement of Operations for the nine months ended October 31, 2015.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$946,059	$—	$—	$946,059
Finance charges and other revenues	—	160,975	49,325	—	210,300
Servicing fee revenue	—	15,929	—	(15,929)	—
Total revenues	—	1,122,963	49,325	(15,929)	1,156,359
Costs and expenses:
Cost of goods sold	—	592,495	—	—	592,495
Selling, general and administrative expenses	—	314,175	15,929	(15,929)	314,175
Provision for bad debts	—	126,236	31,161	—	157,397
Charges and credits	—	4,172	—	—	4,172
Total costs and expenses	—	1,037,078	47,090	(15,929)	1,068,239
Operating income	—	85,885	2,235	—	88,120
Loss (income) from consolidated subsidiaries	(39,298)	6,349	—	32,949	—
Interest expense	14,139	13,043	12,003	—	39,185
Loss on extinguishment of debt	483	884	—	—	1,367
Income (loss) before income taxes	24,676	65,609	(9,768)	(32,949)	47,568
Provision (benefit) for income taxes	(5,118)	26,311	(3,419)	—	17,774
Net income (loss)	$29,794	$39,298	$(6,349)	$(32,949)	$29,794

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the nine months ended October 31, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(13,544)	$(606,570)	$803,125	$—	$183,011
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(1,038,226)	1,038,226	—
Sale of customer accounts receivables	—	1,038,226	—	(1,038,226)	—
Purchase of property and equipment	—	(41,804)	—	—	(41,804)
Proceeds from sales of property	—	686	—	—	686
Net change in intercompany	12,719			(12,719)	—
Net cash provided by (used in) investing activities	12,719	997,108	(1,038,226)	(12,719)	(41,118)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	1,067,850	—	1,067,850
Payments on asset-backed notes	—	—	(736,266)	—	(736,266)
Changes in restricted cash balances	—	—	(87,900)	—	(87,900)
Borrowings from revolving credit facility	—	529,352	—	—	529,352
Payments on revolving credit facility	—	(858,559)	—	—	(858,559)
Payment of debt issuance costs and amendment fees	—	(1,192)	(8,583)	—	(9,775)
Proceeds from stock issued under employee benefit plans	824	—	—	—	824
Net change in intercompany	—	(12,719)		12,719	—
Other	1	(609)	—	—	(608)
Net cash provided by (used in) financing activities	825	(343,727)	235,101	12,719	(95,082)
Net change in cash and cash equivalents	—	46,811	—	—	46,811
Cash and cash equivalents, beginning of period	—	12,254	—	—	12,254
Cash and cash equivalents, end of period	$—	$59,065	$—	$—	$59,065

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the nine months ended October 31, 2015.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$33,226	$(366,367)	$267,847	$—	$(65,294)
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(1,076,106)	1,076,106	—
Sale of customer accounts receivables	—	1,076,106	—	(1,076,106)	—
Purchase of property and equipment	—	(46,667)	—	—	(46,667)
Proceeds from sales of property	—	5,609	—	—	5,609
Net change in intercompany	78,204	—	—	(78,204)	—
Net cash provided by (used in) investing activities	78,204	1,035,048	(1,076,106)	(78,204)	(41,058)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	1,118,000	—	1,118,000
Payments on asset-backed notes	—	—	(184,349)	—	(184,349)
Changes in restricted cash balances	—	—	(97,924)	—	(97,924)
Borrowings from revolving credit facility	—	277,081	—	—	277,081
Payments on revolving credit facility	—	(805,193)	—	—	(805,193)
Repurchase of senior notes	(22,965)	—	—	—	(22,965)
Payment of debt issuance costs and amendment fees	—	(4,403)	(27,468)	—	(31,871)
Repurchase of common stock	(51,680)	—	—	—	(51,680)
Proceeds from stock issued under employee benefit plans	2,034	—	—	—	2,034
Net change in intercompany	—	(78,204)	—	78,204	—
Other	479	(412)	—	—	67
Net cash provided by (used in) financing activities	(72,132)	(611,131)	808,259	78,204	203,200
Net change in cash and cash equivalents	39,298	57,550	—	—	96,848
Cash and cash equivalents, beginning of period	—	12,223	—	—	12,223
Cash and cash equivalents, end of period	$39,298	$69,773	$—	$—	$109,071

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans including the sale of any remaining residual equity on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; technological and market developments and sales trends for our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund its operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets; the ability to continue the repurchase program; and other risks detailed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
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
Executive Summary
Total revenues decreased to $376.8 million for the three months ended October 31, 2016, compared to $395.2 million for the three months ended October 31, 2015. The decrease in retail revenue was primarily driven by a decrease in same store sales of 10.1%, partially offset by new store growth. Slower sales growth was impacted by underwriting changes made in the fourth quarter of fiscal 2016 and during fiscal 2017. The decrease in credit revenue was primarily the result of lower credit insurance commissions due to higher claim volumes in Louisiana after the floods and lower average rates in new states, as well as the yield rate of 15.0%, 80 basis points lower than a year ago, partially offset by growth in the average balance of the customer receivable portfolio of 3.9%.
Retail gross margin for the three months ended October 31, 2016 was 37.5%, an increase of 40 basis points versus the 37.1% reported in the comparable quarter last year. The increase in retail gross margin was driven by improved product margin and an increase in repair service agreement commissions, partially offset by the impact softer sales have on our fixed warehouse and delivery costs.
Selling, general and administrative expenses ("SG&A") for the three months ended October 31, 2016 was $114.5 million, an increase of $0.8 million, or 0.7%, over the same prior year period. The SG&A decrease in the retail segment was primarily due to lower compensation and advertising costs, partially offset by higher new store occupancy costs and an increase in the overhead allocation. SG&A for the credit segment increased due to the increase in the overhead allocation and charge to the credit segment to reimburse the retail segment for expenses, partially offset by lower compensation costs. The increase in the overhead allocation made to each of the segments was driven by investments we are making in IT and other personnel to support long-term performance improvement initiatives.

Provision for bad debts for the third quarter of fiscal 2017 was $51.6 million, a decrease of $6.6 million from the same prior-year period. This decrease was primarily a result of smaller growth in the allowance for bad debt due to slower portfolio growth and underwriting changes made in the fourth quarter of fiscal 2016 and during fiscal 2017, partially offset by higher net-charge offs.
Interest expense increased to $23.5 million for the three months ended October 31, 2016, compared to $19.7 million for the three months ended October 31, 2015, reflecting the increase in outstanding debt due to the asset-backed notes issued by our consolidated VIEs.
Net loss for the three months ended October 31, 2016 was $3.8 million, or $0.12 loss per diluted share, which included the net pre-tax charges of $2.0 million, or $0.04 per diluted share, primarily from facility closures, impairments from disposals, legal and professional fees related to our securities-related litigation, and charges for severance. This compares to net loss for the three months ended October 31, 2015 of $2.4 million, or $0.07 earnings per diluted share, which included net pre-tax charges of $2.5 million, or $0.06 per diluted share, primarily related to legal and professional fees related to the exploration of strategic alternatives and securities-related litigation, executive management transition costs, and loss on extinguishment of debt of $1.4 million, or $0.03 per diluted share on an after-tax basis.
Company Initiatives
We believe we are positioning ourselves to execute long-term growth strategies and reduce risk while enhancing shareholder value. As a result, we expect fiscal 2017 to be a transitional year as we work on improving the performance of our credit operation while moderating our retail growth plan. Our initiatives include:

•
Completing implementation of an updated underwriting strategy and continuing to review and modify our underwriting analysis and standards to improve the overall quality of our credit portfolio by quickly adapting to changes in consumer behavior, the regulatory environment, and portfolio performance;

•
During the third quarter of fiscal 2017, we implemented our new direct consumer loan program, at a higher interest rate of up to 30%, across all Texas locations and are targeting the implementation of similar programs in other states with similar regulatory frameworks by the end of fiscal 2018;

•	In states where regulations do not generally limit the interest rate charged, we recently increased our rates to 29.99%.

•
During the first quarter of fiscal 2017, we made changes to our no-interest programs to improve returns on capital and increase the yield on our portfolio, including reducing the availability of cash-option, no-interest programs to higher risk customers and moving origination of long-term equal-payment, no-interest programs to a third-party;

•	Focusing on further improvement of execution within our collection operations to reduce delinquency rates and future charge-offs;

•	Focusing on quality, branded products to improve operating performance;

•	Reducing warehouse and delivery costs;

•	Optimizing our product offering; and

•
During the nine months ended October 31, 2016, we opened ten new stores in Alabama (1), Louisiana (2), Mississippi (1), Nevada (1), North Carolina (2), South Carolina (1) and Tennessee (2), with no additional openings planned for the remainder of the year.

Outlook
The broad appeal of the Conn's store to our geographically diverse core demographic provides long-term opportunity to expand towards a national retail platform. There are many markets in the United States with similar demographic characteristics to our current customer base. We plan to continue to improve our operating results by optimizing the efficiency of our marketing, merchandising, sourcing, distribution, and credit operations. Expanding our store base over the long-term allows us to increase our purchase volumes, achieve distribution efficiencies, further leverage our existing corporate and regional infrastructure and strengthen our relationships with our key vendors.

Results of Operations
The following tables present certain financial and other information, on a consolidated and segment basis:

Consolidated:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2016	2015	Change	2016	2015	Change
Revenues:
Total net sales	$308,033	$322,634	$(14,601)	$958,574	$946,059	$12,515
Finance charges and other revenues	68,740	72,599	(3,859)	205,469	210,300	(4,831)
Total revenues	376,773	395,233	(18,460)	1,164,043	1,156,359	7,684
Costs and expenses:
Cost of goods sold	192,374	202,901	(10,527)	605,709	592,495	13,214
Selling, general and administrative expenses	114,457	113,668	789	347,550	314,175	33,375
Provision for bad debts	51,564	58,208	(6,644)	169,978	157,397	12,581
Charges and credits	1,987	2,540	(553)	5,408	4,172	1,236
Total costs and expenses	360,382	377,317	(16,935)	1,128,645	1,068,239	60,406
Operating income	16,391	17,916	(1,525)	35,398	88,120	(52,722)
Interest expense	23,470	19,702	3,768	73,504	39,185	34,319
Loss on extinguishment of debt	—	1,367	(1,367)	—	1,367	(1,367)
Income (loss) before income taxes	(7,079)	(3,153)	(3,926)	(38,106)	47,568	(85,674)
Provision (benefit) for income taxes	(3,264)	(732)	(2,532)	(12,618)	17,774	(30,392)
Net income (loss)	$(3,815)	$(2,421)	$(1,394)	$(25,488)	$29,794	$(55,282)

Retail Segment:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2016	2015	Change	2016	2015	Change
Revenues:
Product sales	$278,056	$293,122	$(15,066)	$864,269	$858,487	$5,782
Repair service agreement commissions	26,354	26,038	316	82,849	77,590	5,259
Service revenues	3,623	3,474	149	11,456	9,982	1,474
Total net sales	308,033	322,634	(14,601)	958,574	946,059	12,515
Other revenues	337	416	(79)	1,268	1,224	44
Total revenues	308,370	323,050	(14,680)	959,842	947,283	12,559
Costs and expenses:
Cost of goods sold	192,374	202,901	(10,527)	605,709	592,495	13,214
Selling, general and administrative expenses (1)	79,777	81,484	(1,707)	244,598	226,394	18,204
Provision for bad debts	286	120	166	811	513	298
Charges and credits	1,987	2,540	(553)	5,408	4,172	1,236
Total costs and expenses	274,424	287,045	(12,621)	856,526	823,574	32,952
Operating income	$33,946	$36,005	$(2,059)	$103,316	$123,709	$(20,393)
Number of stores:
Beginning of period	112	95		103	90
Open	1	6		10	13
Closed	—	—		—	(2)
End of period	113	101		113	101

Credit Segment:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2016	2015	Change	2016	2015	Change
Revenues -
Finance charges and other revenues	$68,403	$72,183	$(3,780)	$204,201	$209,076	$(4,875)
Costs and expenses:
Selling, general and administrative expenses (1)	34,680	32,184	2,496	102,952	87,781	15,171
Provision for bad debts	51,278	58,088	(6,810)	169,167	156,884	12,283
Total cost and expenses	85,958	90,272	(4,314)	272,119	244,665	27,454
Operating loss	(17,555)	(18,089)	534	(67,918)	(35,589)	(32,329)
Interest expense	23,470	19,702	3,768	73,504	39,185	34,319
Loss on extinguishment of debt	—	1,367	(1,367)	—	1,367	(1,367)
Loss before income taxes	$(41,025)	$(39,158)	$(1,867)	$(141,422)	$(76,141)	$(65,281)

(1)
Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment that benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period. For the three months ended October 31, 2016 and 2015, the amount of overhead allocated to each segment was $6.7 million and $3.7 million, respectively. For the nine months ended October 31, 2016 and 2015, the amount of overhead allocated to each segment was $18.9 million and $10.6 million, respectively. For the three months ended October 31, 2016 and 2015, the amount of reimbursements made to the retail segment by the credit segment were $9.6 million and $9.3 million, respectively. For the nine months ended October 31, 2016 and 2015, the amount of reimbursements made to the retail segment by the credit segment were $29.0 million and $26.7 million, respectively.

Three months ended October 31, 2016 compared to three months ended October 31, 2015
Revenues
The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended October 31,					%	Same store
(dollars in thousands)	2016	% of Total	2015	% of Total	Change	Change	% change
Furniture and mattress	$98,898	32.1%	$105,735	32.7%	$(6,837)	(6.5)%	(13.5)%
Home appliance	85,785	27.8	86,434	26.8	(649)	(0.8)	(6.5)
Consumer electronic	65,670	21.3	70,263	21.8	(4,593)	(6.5)	(9.9)
Home office	22,747	7.5	26,108	8.1	(3,361)	(12.9)	(15.5)
Other	4,956	1.6	4,582	1.4	374	8.2	(3.9)
Product sales	278,056	90.3	293,122	90.8	(15,066)	(5.1)	(10.6)
Repair service agreement commissions	26,354	8.5	26,038	8.1	316	1.2	(6.2)
Service revenues	3,623	1.2	3,474	1.1	149	4.3
Total net sales	$308,033	100.0%	$322,634	100.0%	$(14,601)	(4.5)%	(10.1)%
Slower sales growth was impacted by underwriting changes made in the fourth quarter of fiscal 2016 and during fiscal 2017. The following provides a summary of the performance of our product categories during the quarter compared to the prior year period:

•	Furniture unit volume decreased 13.7%, partially offset by a 6.8% increase in average selling price;

•	Mattress unit volume decreased 7.3%, partially offset by a 4.8% increase in average selling price;

•
Home appliance average selling price decreased 6.0%, partially offset by a 5.6% increase in unit volume. Total sales for laundry increased 3.2%, cooking decreased 7.0%, and refrigeration decreased 2.0%;

•
Consumer electronic unit volume decreased 11.8%, partially offset by a 6.9% increase in average selling price. Television sales decreased 5.7% as unit volume decreased 11.6%, partially offset by a 6.7% increase in average selling price; and

•	Home office unit volume decreased 12.2% and average selling price decreased 1.0%.
The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended October 31,
(in thousands)	2016	2015	Change
Interest income and fees	$58,404	$58,961	$(557)
Insurance commissions	9,999	13,222	(3,223)
Other revenues	337	416	(79)
Finance charges and other revenues	$68,740	$72,599	$(3,859)
The decrease in interest income and fees was due to a yield rate of 15.0%, 80 basis points lower than the prior year period, partially offset by growth in the average balance of the customer receivable portfolio of 3.9%. Insurance commissions decreased over the prior year period due to higher claim volumes in Louisiana after the floods, which resulted in lower retrospective commissions earned. Insurance commissions were also impacted by the growth of sales in states that have lower premium requirements.
The following table provides key portfolio performance information:

	Three Months Ended October 31,
(dollars in thousands)	2016	2015	Change
Interest income and fees	$58,404	$58,961	$(557)
Net charge-offs	(50,216)	(43,766)	(6,450)
Interest expense	(23,470)	(19,702)	(3,768)
Net portfolio yield	$(15,282)	$(4,507)	$(10,775)
Average portfolio balance	$1,542,767	$1,484,972	$57,795
Interest income and fee yield (annualized)	15.0%	15.8%
Net charge-off % (annualized)	13.0%	11.8%
Cost of Goods Sold and Retail Gross Margin

	Three Months Ended October 31,
(dollars in thousands)	2016	2015	Change
Cost of goods sold	$192,374	$202,901	$(10,527)
Retail gross margin	37.5%	37.1%
The increase in retail gross margin was driven by improved product margin and an increase in repair service agreement commissions, partially offset by the impact softer sales have on our fixed warehouse and delivery costs.
Selling, General and Administrative Expenses

	Three Months Ended October 31,
(dollars in thousands)	2016	2015	Change
Selling, general and administrative expenses:
Retail segment	$79,777	$81,484	$(1,707)
Credit segment	34,680	32,184	2,496
Selling, general and administrative expenses - Consolidated	$114,457	$113,668	$789
Selling, general and administrative expenses as a percent of total revenues	30.4%	28.8%

The SG&A decrease in the retail segment was primarily due to lower compensation and advertising costs, partially offset by higher new store occupancy costs and an increase in the overhead allocation. The decrease in retail revenue resulted in an increase of SG&A as a percent of segment revenues of 70 basis points as compared to the prior year period. SG&A for the credit segment increased due to the increase in the overhead allocation and the charge to the credit segment to reimburse the retail segment for expenses, partially offset by lower compensation costs. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the current period increased 30 basis points as compared to the prior year period. The increase in the overhead allocation made to each of the segments was driven by investments we are making in IT and other personnel to support long-term performance improvement initiatives.
Provision for Bad Debts

	Three Months Ended October 31,
(dollars in thousands)	2016	2015	Change
Provision for bad debts:
Retail segment	$286	$120	$166
Credit segment	51,278	58,088	(6,810)
Provision for bad debts - Consolidated	$51,564	$58,208	$(6,644)
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	13.3%	15.6%
The decrease in provision for bad debts was primarily the result of a smaller growth in the allowance for bad debt due to slower portfolio growth and underwriting changes made in the fourth quarter of fiscal 2016 and during fiscal 2017, partially offset by higher net-charge offs.
Charges and Credits

	Three Months Ended October 31,
(in thousands)	2016	2015	Change
Store and facility closure costs	$954	$212	$742
Impairments from disposals	595	—	595
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	158	999	(841)
Employee severance	280	—	280
Executive management transition costs	—	1,329	(1,329)
	$1,987	$2,540	$(553)
During the three months ended October 31, 2016, we had costs associated with facility closures, impairments from disposals, legal and professional fees related to our securities-related litigation, and charges for severance. The impairments from disposals included the write-off of leasehold improvements for one store we relocated prior to the end of its useful life and incurred costs for terminated store projects prior to starting construction. During the three months ended October 31, 2015, we had costs associated with charges related to the closing of under-performing retail locations, legal and professional fees related to our exploration of strategic alternatives and our securities-related litigation, and transition costs due to changes in the executive management team.
Interest Expense
For the three months ended October 31, 2016, net interest expense increased by $3.8 million from the prior year comparative period primarily reflecting the increase in outstanding debt due to the asset-backed notes issued by our consolidated VIEs.
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

Provision for Income Taxes

	Three Months Ended October 31,
(dollars in thousands)	2016	2015	Change
Provision (benefit) for income taxes	$(3,264)	$(732)	$(2,532)
Effective tax rate	46.1%	23.2%
The increase in the income tax rate for the three months ended October 31, 2016 was impacted primarily by discrete items, including benefits from employment tax credits and additional state deductions claimed.
Nine months ended October 31, 2016 compared to nine months ended October 31, 2015
Revenues
The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Nine Months Ended October 31,					%	Same store
(dollars in thousands)	2016	% of Total	2015	% of Total	Change	Change	% change
Furniture and mattress	$309,766	32.3%	$294,119	31.1%	$15,647	5.3%	(3.4)%
Home appliance	275,048	28.7	267,796	28.3	7,252	2.7	(3.8)
Consumer electronic	197,270	20.6	211,375	22.3	(14,105)	(6.7)	(11.2)
Home office	66,921	7.0	71,033	7.5	(4,112)	(5.8)	(9.6)
Other	15,264	1.6	14,164	1.5	1,100	7.8	(1.3)
Product sales	864,269	90.2	858,487	90.7	5,782	0.7	(6.0)
Repair service agreement commissions	82,849	8.6	77,590	8.2	5,259	6.8	(1.4)
Service revenues	11,456	1.2	9,982	1.1	1,474	14.8
Total net sales	$958,574	100.0%	$946,059	100.0%	$12,515	1.3%	(5.4)%
Excluding the impact of our April 2015 decision to exit video game products, digital cameras, and certain tablets, same store sales for the nine months ended October 31, 2016 decreased 4.6%. Slower sales growth was also impacted by underwriting changes made in the fourth quarter of fiscal 2016 and during fiscal 2017. The following provides a summary of the performance of our product categories during the quarter compared to the prior year period:

•	Furniture unit volume increased 2.8%, and average selling price increased 3.2%;

•	Mattress unit volume increased 6.6%, partially offset by a 2.1% decrease in average selling price;

•	Home appliance unit volume increased 5.4%, partially offset by a 2.1% decrease in average selling price. Total sales for refrigeration increased 4.0%, laundry increased 3.3%, and cooking was flat;

•
Consumer electronic unit volume decreased 10.8%, partially offset by a 5.3% increase in average selling price. Television sales decreased 3.8% as unit volume decreased 10.5%, partially offset by a 7.5% increase in average selling price. Excluding the impact from exiting video game products and digital cameras, consumer electronics same store sales decreased 9.0%; and

•	Home office unit volume decreased 9.9%, partially offset by a 4.8% increase in average selling price. Excluding the impact from exiting certain tablets, home office same store sales decreased 7.1%.

The following table provides the change of the components of finance charges and other revenues:

	Nine Months Ended October 31,
(in thousands)	2016	2015	Change
Interest income and fees	$173,527	$171,763	$1,764
Insurance commissions	30,674	37,313	(6,639)
Other revenues	1,268	1,224	44
Finance charges and other revenues	$205,469	$210,300	$(4,831)
Interest income and fees of the credit segment increased over the prior year primarily driven by a 8.8% increase in the average balance of the portfolio, partially offset by a yield rate of 14.9%, 120 basis points lower than the prior year period, which included the negative impact of adjustments of $8.2 million as a result of changes in estimates of amounts for allowances for no-interest option credit programs and deferred interest. Excluding the impact of the changes in estimates, yield was down 50 basis points compared to the prior year period. Insurance commissions decreased over the prior year period primarily due to the decrease in retrospective commissions as a result of higher claim volumes in Louisiana after the floods and higher charge-offs. Insurance commissions were also impacted by the decline in the number of loans with insurance products and the growth of sales in states that have lower premium requirements.
The following table provides key portfolio performance information:

	Nine Months Ended October 31,
(dollars in thousands)	2016	2015	Change
Interest income and fees	$173,527	$171,763	$1,764
Net charge-offs	(159,204)	(126,980)	(32,224)
Interest expense	(73,504)	(39,185)	(34,319)
Net portfolio yield	$(59,181)	$5,598	$(64,779)
Average portfolio balance	$1,548,966	$1,424,317	$124,649
Interest income and fee yield % (annualized)	14.9%	16.1%
Net charge-off % (annualized)	13.7%	11.9%
Cost of Goods Sold and Retail Gross Margin

	Nine Months Ended October 31,
(dollars in thousands)	2016	2015	Change
Cost of goods sold	$605,709	$592,495	$13,214
Retail gross margin	36.8%	37.4%
The decrease in retail gross margin was driven by the impact softer sales have on our fixed warehouse and delivery costs and higher inventory shrink, partially offset by the favorable shift in product mix towards the furniture and mattress category.
Selling, General and Administrative Expenses

	Nine Months Ended October 31,
(dollars in thousands)	2016	2015	Change
Selling, general and administrative expenses:
Retail segment	$244,598	$226,394	$18,204
Credit segment	102,952	87,781	15,171
Selling, general and administrative expenses - Consolidated	$347,550	$314,175	$33,375
As a percent of total revenues	29.9%	27.2%

The increase in SG&A for the retail segment was primarily due to higher new store occupancy, advertising and compensation, which resulted in an increase as a percent of segment revenues of 160 basis points as compared to the prior year period. The increase in SG&A for the credit segment was driven by the additional investments in credit personnel to improve long-term credit performance. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the current period increased 70 basis points as compared to the prior year period. Total SG&A was also impacted by investments we are making in IT and other personnel to support long-term performance improvement initiatives.
Provision for Bad Debts

	Nine Months Ended October 31,
(dollars in thousands)	2016	2015	Change
Provision for bad debts:
Retail segment	$811	$513	$298
Credit segment	169,167	156,884	12,283
Provision for bad debts - Consolidated	$169,978	$157,397	$12,581
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	14.6%	14.7%
The year-over-year increase in the credit segment provision for bad debts was impacted by the following:

•
During the nine months ended October 31, 2016, provision for bad debts increased by $5.0 million as a result of changes in estimates as it relates to sales tax recovery on previously charged-off accounts;

•	An 8.8% increase in the average receivable portfolio balance; and

•
The balance of customer receivables accounted for as troubled debt restructurings increased to $134.4 million, or 8.8% of the total portfolio balance, driving $4.0 million of additional provision for bad debts.

Charges and Credits

	Nine Months Ended October 31,
(in thousands)	2016	2015	Change
Store and facility closure costs	$954	$637	$317
Impairments from disposals	1,980	—	1,980
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	747	2,206	(1,459)
Employee severance	1,493	—	1,493
Executive management transition costs	234	1,329	(1,095)
	$5,408	$4,172	$1,236
During the nine months ended October 31, 2016, we had costs associated with facility closures, impairments from disposals, legal and professional fees related to our securities-related litigation, charges for severance and transition costs due to changes in the executive management team. The impairments from disposals included the write-off of leasehold improvements for two stores we relocated prior to the end of their useful lives and incurred costs for terminated store projects prior to starting construction. During the nine months ended October 31, 2015, we had costs associated with charges related to the closing of under-performing retail locations, legal and professional fees related to our exploration of strategic alternatives and our securities-related litigation, and transition costs due to changes in the executive management team.
Interest Expense
For the nine months ended October 31, 2016, net interest expense increased by $34.3 million from the prior year comparative period primarily reflecting the increase in outstanding debt due to the asset-backed notes issued by our consolidated VIEs.
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

Provision for Income Taxes

	Nine Months Ended October 31,
(dollars in thousands)	2016	2015	Change
Provision (benefit) for income taxes	$(12,618)	$17,774	$(30,392)
Effective tax rate	33.1%	37.4%
The decrease in the income tax rate for the nine months ended October 31, 2016 was impacted by discrete items, including benefits from employment tax credits and additional state deductions claimed, and tax expense from state taxes offsetting the federal income tax benefit.
Customer Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally provide for interest at the maximum rate allowed by the respective regulations in the states in which we operate, which generally range between 18% and 30%. During the third quarter of fiscal 2017, we implemented our new direct consumer loan program across all Texas locations. The state of Texas represents approximately 70% of our recent originations, which under our previous offering had a maximum equivalent interest rate of approximately 21%, compared to an interest rate of up to 30% under our new direct loan program. Additionally, we are working through the regulatory framework to raise our interest rates in certain other states that represent 14% of our originations. In states where regulations do not generally limit the interest rate charged, we recently increased our rates to 29.99%.
We offer 12- and 18-month cash-option, no-interest finance programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived. We previously offered 18- and 24-month equal-payment, no-interest finance programs to certain higher credit quality borrowers. If a customer is delinquent in making a scheduled monthly payment (grace periods are provided), the account begins accruing interest based on the contract rate from the date of the last payment made.
We regularly extend or "re-age" a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which is subsequently resolved and when the customer indicates a willingness and ability to resume making monthly payments. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation or have reached our limits for account re-aging. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay us. Our re-aging of customer accounts does not change the interest rate or the total amount due from the customer and typically does not reduce the monthly contractual payments. We may also charge the customer an extension fee, which approximates the interest owed for the time period the contract was past due. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the interest rate or the total amount due from the customer but does reduce the monthly contractual payments and extends the term. Under these options, as with extensions, the customer must resolve the reason for delinquency and show a willingness and ability to resume making contractual monthly payments.

The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of October 31,
	2016	2015
Weighted average credit score of outstanding balances(1)	591	594
Average outstanding customer balance	$2,354	$2,370
Balances 60+ days past due as a percentage of total customer portfolio balance(2)	11.0%	10.2%
Re-aged balance as a percentage of total customer portfolio balance(2)	16.0%	14.0%
Account balances re-aged more than six months (in thousands)	$73,385	$58,502
Allowance for bad debts as a percentage of total customer portfolio balance	13.3%	12.0%
Percent of total customer portfolio balance represented by no-interest option receivables	28.3%	36.2%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Total applications processed	326,131	306,749	975,363	911,346
Weighted average origination credit score of sales financed(1)	610	613	610	615
Percent of total applications approved and utilized	32.7%	42.2%	35.1%	43.8%
Average down payment	3.1%	3.1%	3.4%	3.5%
Average income of credit customer at origination	$42,200	$40,900	$41,400	$40,600
Percent of retail sales paid for by:
In-house financing, including down payment received	72.3%	79.9%	69.8%	82.6%
Third-party financing	16.4%	9.8%	15.4%	6.6%
Third-party rent-to-own option	5.2%	4.1%	5.1%	4.4%
	93.9%	93.8%	90.3%	93.6%

(1)	Credit scores exclude non-scored accounts.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.
The decrease in the weighted average credit score of outstanding balances and the weighted average origination credit score of sales financed was driven by us reducing the availability of cash-option, no-interest programs to higher risk customers and moving origination of long-term equal-payment, no-interest programs to a third-party, partially offset by underwriting changes made in the fourth quarter of fiscal 2016 and during fiscal 2017. The underwriting changes were made to reduce credit risk, specifically related to new customers, while identifying opportunities to increase originations to certain existing customers
Our customer portfolio balance and related allowance for uncollectible accounts are segregated between customer accounts receivable and restructured accounts. Customer accounts receivable include all accounts for which payment term has not been cumulatively extended over 90 days or refinanced. Restructured accounts includes all accounts for which payment term has been re-aged in excess of three months or refinanced.
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the outstanding portfolio balance rose from 10.1% as of October 31, 2015 to 11.0% as of October 31, 2016. The percentage of non-restructured accounts greater than 60 days past due increased 50 basis points over the prior year period to 9.3% as of October 31, 2016. We expect delinquency levels and charge-offs to remain elevated over the short-term. The increase in delinquency and changes in expectations for customer performance and cash recoveries on charged-off accounts are reflected in our projection models, resulting in an increase in the level of losses we expect to realize over the next twelve months.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 36.0% as of October 31, 2015 as compared to 37.0% as of October 31, 2016. This 100 basis point increase reflects the impact of higher delinquency rates and charge-offs from a year ago.
The percent of bad debt charge-offs, net of recoveries, to average portfolio balance was 11.8% for the three months ended October 31, 2015 compared to 13.0% for the three months ended October 31, 2016. The increase was primarily due to the higher level of delinquency experienced over the past twelve months.

As of October 31, 2016 and 2015, balances under no-interest programs included within customer receivables were $434.5 million and $543.2 million, respectively. We recently shifted our18- and 24-month equal-payment, no-interest programs to a third-party and reduced the availability of cash-option, no-interest programs to higher risk customers. As a result, a decline in the proportion of accounts financed under no-interest programs is likely to result in an increase in the overall yield recognized.
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
In March 2016, we securitized $705.1 million of customer accounts receivables by transferring the receivables to a separate bankruptcy-remote variable-interest entity (the "2016-A VIE"). The 2016-A VIE issued two classes of asset-backed notes at a total face amount of $493.5 million secured by the transferred customer accounts receivables. This resulted in net proceeds to us of approximately $478.0 million, net of transaction costs and restricted cash held by the 2016-A VIE. In October 2016, the 2016-A VIE issued a third class of asset-backed notes at a total face amount of $70.5 million also secured by the same customer accounts receivables that were transferred in March 2016. This resulted in net proceeds to us of approximately $71.6 million, including debt premium and net of transaction costs. The net proceeds from the issued asset-backed notes were used to pay down the outstanding balance on our revolving credit facility and for other general corporate purposes.
In October 2016, we securitized $699.7 million of customer accounts receivables by transferring the receivables to a new bankruptcy-remote variable-interest entity (the "2016-B VIE" or together with the 2015 VIE and the 2016-A VIE, the "VIEs"). The 2016-B VIE issued two classes of asset-backed notes at a total face amount of $503.8 million secured by the transferred customer accounts receivables. This resulted in net proceeds to us of approximately $488.5 million, net of transaction costs and restricted cash held by the 2016-B VIE. The net proceeds were used to pay down the outstanding balance on our revolving credit facility and for other general corporate purposes.
Under the terms of the securitization transactions, the customer receivable principal and interest payment cash flows will go first to the servicer and the holders of issued notes, and then to us as the holder of the 2016-B Class C Notes and residual equities. We retain the servicing of the securitized portfolios and are receiving a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables. In addition, we, rather than the VIEs, will retain all credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charge-offs of the securitized receivables, which will continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as we consolidate the VIEs.
During the third quarter of fiscal 2017, we implemented our new direct consumer loan program across all Texas locations. The state of Texas represents approximately 70% of our recent originations, which under our previous offering had a maximum equivalent interest rate of approximately 21%, compared to an interest rate of up to 30% under our new direct loan program. Additionally, we are working through the regulatory framework to raise our interest rates in certain other states that represent 14% of our originations. In states where regulations do not generally limit the interest rate charged, we recently increased our rates to 29.99%. These efforts are expected to enhance the profitability of our credit segment.
Operating cash flow activities. During the nine months ended October 31, 2016, net cash provided by operating activities was $183.0 million as compared to net cash used in operating activities of $65.3 million during the prior-year period. The increase in net cash provided by operating activities was primarily driven by the lower growth rate in our customer portfolio balance, which resulted in collections on customer accounts exceeding the growth in new accounts, working capital improvements, and an increase in the amount of tenant improvement allowances received, partially offset by the decrease in net income when adjusted for non-cash activity, including the increases in provision for bad debts and uncollectible interest and amortization of debt issuance costs and the change in deferred income taxes.
Investing cash flow activities. During the nine months ended October 31, 2016, net cash used in investing activities was $41.1 million as compared to $41.1 million during the prior-year period. Purchases of property and equipment decreased year-over-year reflecting the slower growth in new stores. The prior year period included a sale of one owned property.

Financing cash flow activities. During the nine months ended October 31, 2016, net cash used in financing activities was $95.1 million as compared to net cash provided by financing activities of $203.2 million during the prior-year period. During the nine months ended October 31, 2016, the 2016-A VIE issued asset-backed notes resulting in net proceeds to us of approximately $71.6 million, including debt premium and net of transaction costs and reserves, and the 2016-B VIE issued asset-backed notes resulting in net proceeds to us of approximately $488.5 million, net of transaction costs and reserves. The net proceeds were used to pay down the revolving credit facility. Also during the nine months ended October 31, 2016, we made payments of $736.3 million on asset-backed notes from proceeds received on the securitized receivables. During the nine months ended October 31, 2015, the 2015 VIE issued asset-backed notes resulting in net proceeds to us of approximately $1.08 billion, net of transaction costs and restricted cash held by the VIE. The net proceeds were used to pay down the entire balance on our previous revolving credit facility and to repurchase the Company's common stock and Senior Notes.
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
The Indenture, as amended, restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock ("restricted payments"); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations for restricted payments are triggered only if one or more of the following occurred: (1) a default were to exist under the indenture, (2) if we could not satisfy a debt incurrence test, and (3) if the aggregate amount of restricted payments would exceed an amount tied to the consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have a leverage ratio, as defined under the Indenture, less than or equal to 2.50 to 1.00. Thus, as of October 31, 2016, $176.0 million would have been free from the dividend restriction. However, as a result of the revolving credit facility dividend restrictions, which are further described below, no amount was available for dividends. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period.
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
Asset-backed Notes. In September 2015, the 2015 VIE issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the 2015 VIE. The asset-backed notes consist of the following securities:

•
Asset-backed Fixed Rate Notes, Class A, Series 2015-A ("2015-A Class A Notes") in aggregate principal amount of $952.1 million that bear interest at a fixed annual rate of 4.565% and mature on September 15, 2020. The effective interest rate of the 2015-A Class A Notes after giving effect to transaction costs is 6.9%.

•
Asset-backed Fixed Rate Notes, Class B, Series 2015-A ("2015-A Class B Notes") in aggregate principal amount of $165.9 million that bear interest at a fixed annual rate of 8.500% and mature on September 15, 2020. The effective interest rate of the 2015-A Class B Notes after giving effect to transaction costs is 12.6%.

The 2015-A asset-backed notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act. If an event of default were to occur under the indenture that governs the notes, the payment of the outstanding amounts would be accelerated, in which event the cash proceeds of the receivables that otherwise might be released to us as the holder of the residual equity would instead be directed entirely toward repayment of the 2015-A asset-backed notes. The holders of the notes have no recourse to assets outside of the 2015 VIE. Events of default include, but are not limited to, failure to make required payments on the notes or specified bankruptcy-related events.
In March 2016, the 2016-A VIE issued two classes of asset-backed notes and, in October 2016, issued a third class of asset-backed notes. All three classes of asset-backed notes are secured by the transferred customer accounts receivables and restricted cash held by the 2016-A VIE. The asset-backed notes consist of the following securities:

•
Asset-backed Fixed Rate Notes, Class A, Series 2016-A ("2016-A Class A Notes") in aggregate principal amount of $423.0 million that bear interest at a fixed annual rate of 4.68% and mature on April 16, 2018. The effective interest rate of the 2016-A Class A Notes after giving effect to transaction costs is 6.8%.

•
Asset-backed Fixed Rate Notes, Class B, Series 2016-A ("2016-A Class B Notes") in aggregate principal amount of $70.5 million that bear interest at a fixed annual rate of 8.96% and mature on August 15, 2018. The effective interest rate of the 2016-A Class B Notes after giving effect to transaction costs is 9.7%.

•
Asset-backed Fixed Rate Notes, Class C, Series 2016-A ("2016-A Class C Notes") in aggregate principal amount of $70.5 million that bear interest at a fixed annual rate of 12.00% and mature on August 15, 2018. The effective interest rate of the 2016-A Class B Notes after giving effect to transaction costs is 11.1%.

The 2016-A asset-backed notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act. If an event of default were to occur under the indenture that governs the notes, the payment of the outstanding amounts would be accelerated, in which event the cash proceeds of the receivables that otherwise might be released to us as the holder of the residual equity would instead be directed entirely toward repayment of the 2016-A asset-backed notes. The holders of the notes have no recourse to assets outside of the 2016-A VIE. Events of default include, but are not limited to, failure to make required payments on the notes or specified bankruptcy-related events.
In October 2016, the 2016-B VIE issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the 2016-B VIE. The asset-backed notes consist of the following securities:

•
Asset-backed Fixed Rate Notes, Class A, Series 2016-B ("2016-B Class A Notes") in aggregate principal amount of $391.8 million that bear interest at a fixed annual rate of 3.73% and mature on October 15, 2018. The effective interest rate of the 2016-B Class A Notes after giving effect to offering fees is 5.9%.

•
Asset-backed Fixed Rate Notes, Class B, Series 2016-B ("2016-B Class B Notes") in aggregate principal amount of $112.0 million that bear interest at a fixed annual rate of 7.34% and mature on March 15, 2019. The effective interest rate of the 2016-B Class B Notes after giving effect to offering fees is 8.1%.

The 2016-B Class A Notes and 2016-B Class B Notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act. If an event of default were to occur under the indenture that governs the notes, the payment of the outstanding amounts would be accelerated, in which event the cash proceeds of the receivables that otherwise might be released to us as the holder of a third class of asset-backed notes issued by the 2016-B VIE ("2016-B Class C Notes") and the residual equity would instead be directed entirely toward repayment of the 2016-B Class A Notes and 2016-B Class B Notes. The holders of the notes have no recourse to assets outside of the 2016-B VIE. Events of default include, but are not limited to, failure to make required payments on the notes or specified bankruptcy-related events.
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

As of October 31, 2016, loans under the revolving credit facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.5% to 3.0% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.5% to 2.0% per annum (depending on quarterly average net availability under the borrowing base). Pursuant to the second amendment, the margins increased by 25 basis points subsequent to October 31, 2016. The alternate base rate is the greater of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. The effective interest rate on borrowings outstanding under the revolving credit facility after giving effect to offering fees is 4.6%. We also pay an unused fee on the portion of the commitments that are available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the outstanding balance and letters of credit of the revolving credit facility.
The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of October 31, 2016, we had immediately available borrowing capacity of $146.0 million under our revolving credit facility, net of standby letters of credit issued of $5.3 million. We also had $658.7 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances.
The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may make dividends and distributions to the Company and other obligors under the revolving credit facility without restriction. As of October 31, 2016, under the revolving credit facility, as amended, no amount was available for dividends. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.
Debt covenants. We were in compliance with our debt covenants, as amended, at October 31, 2016. A summary of the significant financial covenants that govern our revolving credit facility, as amended, compared to our actual compliance status at October 31, 2016 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio must equal or exceed minimum	1.03:1.00	1.00:1.00
Leverage Ratio must not exceed maximum	2.59:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.88:1.00	2.00:1.00
Cash Recovery Percent must exceed stated amount	4.76%	4.50%
Capital Expenditures, net, must not exceed maximum	$25.2 million	$75.0 million
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
Capital expenditures. We lease the majority of our stores under operating leases and our plans for future store locations include primarily operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.0 million and $1.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.5 million and $1.0 million per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationship and funding sources and alternatives for new stores, which may include "sale-leaseback" or direct "purchase-lease" programs, as well as other funding sources for our purchase and construction of those projects. If we are successful in these relationship developments, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores, but could include full ownership. During the nine months ended October 31, 2016, we opened ten new stores with no additional openings planned for the remainder of the year and we are committed to opening only three new locations for fiscal year 2018. Our anticipated capital expenditures for fiscal year 2017 are between $43.0 million and $45.5 million, which does not take into account any potential proceeds from the sale of owned real estate.

Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.
The following table presents a summary of our minimum contractual commitments and obligations as of October 31, 2016:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments:
Revolving credit facility (1)	$—	$—	$—	$—	$—
Senior Notes	320,876	16,458	32,915	32,915	238,588
2015-A Class A Notes (2)	109,156	4,234	8,467	96,455	—
2015-A Class B Notes (2)	215,116	14,102	28,203	172,811	—
2016-A Class A Notes (2)	155,323	6,805	148,518	—	—
2016-A Class B Notes (2)	81,813	6,318	75,495	—	—
2016-A Class C Notes (2)	85,647	8,461	77,186	—	—
2016-B Class A Notes (2)	420,431	14,616	405,815	—	—
2016-B Class B Notes (2)	131,435	8,218	123,217	—	—
Capital lease obligations	2,052	881	1,171	—	—
Operating leases:
Real estate	466,037	56,379	112,645	107,209	189,804
Equipment	4,319	2,563	1,663	93	—
Contractual commitments (3)	138,828	137,380	1,433	15	—
Total	$2,131,033	$276,415	$1,016,728	$409,498	$428,392

(1)	Estimated interest payments are based on the outstanding balance and the interest rate in effect as of October 31, 2016.

(2)
The payments due by period were based on the maturity date at the fixed annual interest rate. Actual principal and interest payments will be provided based on the proceeds from the securitized customer accounts receivables.

(3)
Contractual commitments primarily includes commitments to purchase inventory of $121.2 million and capital expenditures of $7.6 million, with the remaining relating to commitments for advertising and other services. The timing of the payments is subject to change based upon actual receipt and the terms of payment with the vendor.

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
Loans under the revolving credit facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.5% to 3.0% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.5% to 2.0% per annum (depending on quarterly average net availability under the borrowing base). Pursuant to the second amendment to the revolving credit facility, the margins increased by 25 basis points subsequent to October 31, 2016. The alternate base rate is the greater of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our quarterly average net availability under the borrowing base and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the revolving credit facility.

As of October 31, 2016, we did not have borrowings under our revolving credit facility and, consequently, did not have any material exposure to interest rate market risks at the end of this period. However, any future borrowings under our revolving credit facility will be at a variable rate of interest and we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates.
For additional information regarding quantitative and qualitative market risks, as updated by the preceding paragraphs, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

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
For the quarter ended October 31, 2016, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
During the three months ended October 31, 2016, we did not engage in any share repurchase activity under our share repurchase program.
On September 9, 2015, we announced that the Board of Directors of the Company ("Board of Directors") authorized a repurchase program of up to an aggregate of $75.0 million of (i) shares of the Company's outstanding common stock; (ii) the Senior Notes; or (iii) a combination thereof. On November 2, 2015, we announced that the Board of Directors authorized an additional $100.0 million towards the repurchase program for purchase of shares of the Company's outstanding common stock, Senior Notes, or a combination thereof.  During fiscal 2016, we purchased 5.9 million shares of common stock, using $151.6 million of the $175.0 million repurchase authorization. Additionally, we utilized $22.9 million of the repurchase authorization to acquire $23.0 million of face value of our senior notes. As a result of the second amendment to our revolving credit facility executed on May 18, 2016, we must achieve a 2.5x minimum interest coverage ratio for two consecutive quarters before we will be permitted to make any further stock repurchases. On November 30, 2016, the Board of Directors terminated the share repurchase program.

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

CONN'S, INC.

Date:	December 6, 2016

By:	/s/ Lee A. Wright
Lee A. Wright
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1
Certificate of Incorporation of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Conn's, Inc. Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Conn's, Inc. Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn's, Inc. Certificate of Incorporation (as corrected December 31, 2013) (incorporated herein by reference to Exhibit 3.1.3 to Conn's, Inc. Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Conn's, Inc. Form 10-Q for the fiscal period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.1.5
Certificate of Designations of Series A Junior Participating Preferred Stock of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. Current Report on Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on October 6, 2014)

3.1.6
Certificate of Elimination of Certificate of Designations of Series A Junior Participating Preferred Stock of Conn's Inc., dated September 10, 2015 (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. Current Report on Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on September 11, 2015)

3.2
Amended and Restated Bylaws of Conn's, Inc. effective as of December 3, 2013 (incorporated herein by reference to Exhibit 3.2 to Conn's, Inc. Form 10-Q for the quarter ended October 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 6, 2013)

4.1
Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to Conn's, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

4.2
Base Indenture, dated as of October 6, 2016, by and between Conn’s Receivables Funding 2016-B, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 7, 2016)

4.3
Series 2016-B Supplement to the Base Indenture, dated as of October 6, 2016, by and between Conn’s Receivables Funding 2016-B, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.2 to Conn’s, Inc. Current Report on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 7, 2016)

10.1
Receivables Purchase Agreement, dated October 6, 2016, by and between Conn Credit I, L.P. and Conn Appliances Receivables Funding, LLC (incorporated herein by reference to Exhibit 10.1 to Conn’s, Inc. Current Report on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 7, 2016)

10.2
Receivables Purchase Agreement, dated October 6, 2016, by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2016-B Trust (incorporated herein by reference to Exhibit 10.2 to Conn’s, Inc. Current Report on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 7, 2016)

10.3
Purchase and Sale Agreement, dated October 6, 2016, by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2016-B Trust (incorporated herein by reference to Exhibit 10.3 to Conn’s, Inc. Current Report on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 7, 2016)

10.4
Servicing Agreement, dated as of October 6, 2016, by and among Conn’s Receivables Funding 2016-B, LLC, Conn’s Receivables 2016-B Trust, Conn Appliances, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.4 to Conn’s, Inc. Current Report on Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 7, 2016)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer)

Exhibit Number	Description of Document

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2017, filed with the SEC on December 6, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at October 31, 2016 and January 31, 2016, (ii) the consolidated statements of operations for the three and nine months ended October 31, 2016 and 2015, (iii) the consolidated statements of cash flows for the nine months ended October 31, 2016 and 2015 and (iv) the notes to consolidated financial statements