Form 10-K
period 2017-01-31
CONNS INC
filed 2017-04-04
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2016, was $160.3 million based on the closing price of the registrant's common stock as reported on the NASDAQ Global Select Market on such date.
There were 30,957,780 shares of common stock, $0.01 par value per share, outstanding on March 23, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Conn's definitive proxy statement for its 2017 Annual Meeting of Stockholders, to be filed by Conn's with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A within 120 days after January 31, 2017.

CONN'S INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2017

This Annual Report on Form 10-K includes our trademarks such as “Conn’s,” “Conn’s HomePlus,” “YES Money,” “YE$ Money,” and our logos, which are protected under applicable intellectual property laws and are the property of Conn’s, Inc. This report also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.

References to "Conn's," the "Company," "we," "us," and "our" refer to Conn's, Inc. and, as apparent from the context, its consolidated bankruptcy-remote variable-interest entities ("VIEs"), and its wholly-owned subsidiaries.

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

PART I
Forward-Looking Statements
This report contains forward-looking statements that involve various risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "predict," "will," "potential," or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors, many of which are beyond our control, could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans including the sale of any remaining residual equity on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; technological and market developments and sales trends for our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund its operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets; the ability to continue the repurchase program; and other risks detailed in Part I, Item 1A., Risk Factors, of this Annual Report on Form 10-K and other filings that we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

ITEM 1.	BUSINESS
Company Overview
Conn's, Inc., a Delaware corporation, is a holding company with no independent assets or operations other than its investments in its subsidiaries. Conn's is a leading specialty retailer that offers a broad selection of quality, branded durable consumer goods and related services in addition to credit solutions for a broad range of consumers. We operate an integrated and scalable business through our retail stores and website. Our complementary product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit offering provides financing solutions to a large, under-served population of credit-constrained consumers who typically have limited credit alternatives. We provide customers the opportunity to comparison shop across brands with confidence in our competitive prices as well as affordable monthly payment options, next day delivery and installation in the majority of our markets and product repair service. We believe our large, attractively merchandised stores and credit solutions offer a distinctive value proposition compared to other retailers that target our core customer demographic.
Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.
Operating Segments
We operate two reportable segments: retail and credit. Information regarding segment performance is included in Part II, Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8. in Note 16, Segment Information, of the Consolidated Financial Statements of this Annual Report on Form 10-K.
Retail Segment. We began as a small plumbing and heating business in 1890 and started selling home appliances to the retail market in 1937 through one store located in Beaumont, Texas. As of January 31, 2017, we operated 113 retail stores located in 13 states. Our stores typically range in size from 25,000 to 50,000 square feet and are predominantly located in areas densely populated by our core customers.
We utilize a merchandising strategy that offers approximately 2,900 quality, branded products across a wide range of price points. This wide selection allows us to offer products and price points that appeal to the majority of our core consumers. Our primary retail product categories include:

•
Furniture and mattress, including furniture and related accessories for the living room, dining room and bedroom, as well as both traditional and specialty mattresses. We offer such brands as Franklin, Catnapper, Sealy and Tempur-Pedic.

•	Home appliance, including refrigerators, freezers, washers, dryers, dishwashers and ranges. We offer such brands as Samsung, LG, General Electric, KitchenAid, Whirlpool, Maytag and Frigidaire.

•
Consumer electronics, including LED, OLED, Ultra HD, and internet-ready televisions, Blu-ray players, home theater and portable audio equipment. We offer such brands as Samsung, LG, Sony, Monster, Sanus and Bose.

•	Home office, including computers, printers and accessories. We offer such brands as HP and Dell.
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
Credit Segment. Our in-house consumer credit programs are an integral part of our business and are a major driver of customer loyalty. We believe our in-house credit programs are a significant competitive advantage that we have developed over our 50-plus years in providing credit. We have developed a proprietary underwriting model that provides standardized credit decisions, including down payment, limit amounts and credit terms, based on customer risk and income level. We use our proprietary auto-decision algorithm and in-depth evaluations of creditworthiness performed by qualified in-house credit underwriters to complete all credit decisions. In order to improve the speed and consistency of underwriting decisions, we continually review our auto-decision algorithm. Additionally, we provide access to monthly payment options to a wider range of consumers through our relationship with third-party payment solution providers such as Synchrony Bank and, historically, AcceptanceNow. These third parties manage their own respective underwriting decisions and are responsible for their own collections. Our in-house credit programs and access to third-party payment solutions allows us to provide credit to a large and under-served customer base and differentiates us from our competitors that do not offer similar programs.
Our goal is to provide every customer that enters our stores or applies for credit on our website an affordable monthly payment option. Currently, we make the following payment options available to our customers based on a review of their credit worthiness:

•
For customers with credit scores that are typically above 650, we offer special low or no-interest option financing programs on select products through a Conn's branded revolving credit card from Synchrony Bank or we may offer an in-house financing program;

•
For customers with credit scores that are typically between 550 and 650, we offer our proprietary in-house financing program, which is a fixed term, fixed payment installment and consumer loan contract; and

•	For customers that do not qualify for our credit programs, we offer a lease-to-own payment option through arrangements with third-party lease-to-own providers.
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
We mitigate credit risk by originating to customers who have purchased from us in the past. These repeat customers have historically exhibited a lower probability of default than new customers.  For fiscal year 2017, 2016 and 2015, 50%, 49% and 45%, respectively, of our originations were to customers who financed a purchase through our in-house credit programs more than five months after financing an initial purchase through our in-house credit programs.  As of January 31, 2017 and 2016, 51% and 48%, respectively, of balances due under our in-house credit programs were from customers who have previously financed with us.
Industry and Market Overview
The products we sell are typically considered home necessities, used by our customers in their everyday lives. Many factors influence sales, including consumer confidence, economic conditions, and household formations. We also benefit from the introduction of new products and technologies driving consumers to upgrade existing appliances and electronics.

With 55 of our 113 stores in Texas, we continue to benefit from strong demographic trends. According to the Bureau of Economic Analysis, Texas was the second largest state by nominal GDP in 2016. In addition, from calendar year 2012 to 2016 Texas experienced population growth of 6.9% compared to the United States ("U.S.") population growth of 2.9% over the same period. Moreover, the unemployment rate in Texas was 4.8%, as of January 2017.
Furniture and Mattress.  According to the U.S. Department of Commerce's Bureau of Economic Analysis, personal consumption expenditures for household furniture were $108.5 billion for calendar year 2016, compared to $105.2 billion in 2015. The household furniture and mattress market is highly fragmented with sales coming from manufacturer-owned stores, independent dealers, furniture centers, specialty sleep product stores, national and local chains, mass market retailers, department stores and, to a lesser extent, home improvement centers, decorator showrooms, wholesale clubs, catalog retailers and the internet. For fiscal year 2017, we generated 35.5% of total product sales from the sale of furniture and mattresses. The furniture and mattress category generated our highest individual product category gross margin. Given our ability to provide customer financing and next day delivery, we believe that we have strong competitive advantages and significant growth opportunities in this market and expect to continue to expand our offering of furniture and the floor space in our stores dedicated to this category.
Product design and innovation has been a key driver of sales in this market. Products introduced include specialty mattresses and motion furniture products, and variations on these products, including new features.
Home Appliance. According to the U.S. Department of Commerce's Bureau of Economic Analysis, personal consumption expenditures for home appliances were $48.6 billion for calendar year 2016, compared to $48.0 billion in 2015. Major household appliances, such as refrigerators and washer/dryers, accounted for 85.8% of this total at $41.7 billion in 2016. For fiscal year 2017, we generated 30.2% of total product sales from the sale of home appliances. The retail appliance market is large and concentrated among a few major dealers, with sales coming primarily from department stores, home improvement centers, large appliance and electronics superstores, national chains, small regional chains, and internet retailers.
Key drivers of sales in the appliance market include product design and innovation. Examples of products introduced include large-capacity, high-efficiency laundry appliances and refrigerator design innovation, and variations on these products, including new features.
Consumer Electronics and Home Office. According to the U.S. Department of Commerce's Bureau of Economic Analysis, electronics spending was $230.6 billion for calendar year 2016, a 4.1% increase from 2015. Televisions accounted for $37.5 billion of the overall personal consumption expenditures, versus $37.1 billion in the prior year. Personal computers and peripheral equipment accounted for $61.2 billion of the overall expenditures, compared to $56.9 billion in the prior year. For fiscal year 2017, we generated 24.8% of total product sales from the sale of consumer electronics and 7.8% of total product sales from the sale of home office products. The electronics market is highly fragmented with sales coming from large appliance and electronics superstores, national chains, small regional chains, single-store operators, consumer electronics departments of selected department and discount stores and internet retailers.
Technological advancements and the introduction of new products largely drive demand in the electronics market. Historically, industry growth has been fueled primarily by the introduction of products that incorporate new technologies, including LED, OLED, Ultra HD, internet-ready televisions, Blu-ray players, home theater and touch-screen computers. New technologies offer significant advantages, including better clarity and quality of video and audio, durability of recording and compatibility with computers and tablets.
Consumer Credit.  Based on data from the Federal Reserve System, estimated total consumer credit outstanding, which excludes primarily loans secured by real estate, was $3.8 trillion as of December 31, 2016, an increase of 8.6% from $3.5 trillion at December 31, 2015. Consumers obtain credit from banks, credit unions, finance companies and non-financial businesses that offer credit, including retailers. The credit obtained takes many forms, including revolving (e.g., credit cards) and fixed-term (e.g., automobile loans), and at times is secured by the products being purchased.
Competition. Our competitive strength is based on enhanced customer service and customer shopping experience through our unique sales force training and product knowledge, next day delivery capabilities, financing options for most customers, including our proprietary in-house credit programs, low price guarantee and product repair service. Currently, we compete against a diverse group of retailers, including national mass merchants such as Sears, Wal-Mart, Target, Sam's Club and Costco, specialized national retailers such as Best Buy, Rooms To Go, hhgregg and Mattress Firm, home improvement stores such as Lowe's and Home Depot, and locally-owned regional or independent retail specialty stores that sell furniture and mattresses, home appliances, and consumer electronics similar, and often identical, to those items we sell. We also compete with retailers that market products through store catalogs and the internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. However, these competitors typically do not provide a credit offering similar to our proprietary in-house credit programs for credit constrained consumers. We also compete, to some extent, against companies offering credit constrained consumers products for the home similar to those offered by us under weekly or monthly lease-to-own payment options. Competitors include Aaron's and Rent-A-Center, as well as many smaller, independent companies.

Customers
We have a well-defined core consumer base that is comprised of working individuals who typically earn between $25,000 to $60,000 in annual income, live in densely populated and mature neighborhoods, and typically shop our stores to replace older household goods with newer items. Our product line is comprised of durable home necessities which enables us to appeal to a diverse range of cultural and socioeconomic backgrounds and to operate stores in diverse markets. No single customer accounts for more than 10% of our total revenues and we do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business.
Seasonality
Our business is seasonal with a higher portion of sales and operating profit realized during the fourth quarter due primarily to the holiday selling season. In addition, during the first quarter, our portfolio performance benefits from the timing of personal income tax refunds received by our customers.
Merchandising
Vendors. We purchase products from approximately 130 manufacturers and distributors. Our agreements with these manufacturers and distributors typically cover a one-year time period, are renewable at the option of the parties and are terminable upon 30 days written notice by either party. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal year 2017, 63.0% of our total inventory purchases were from six vendors, including 26.5%, 17.6% and 5.8% of our total inventory purchases from Samsung, LG, and New Age, respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. Other than industry-wide shortages that occur from time to time, we have not experienced significant difficulty in maintaining adequate sources of merchandise and we generally expect that adequate sources of merchandise will continue to exist for the types of products we sell.
Merchandise. We focus on providing a comprehensive selection of quality merchandise at a wide range of price points to appeal to a broad range of potential customers. We primarily sell brand name warranted merchandise. Our established relationships with furniture and mattress, home appliance and consumer electronics vendors give us purchasing power that allows us to offer custom-featured appliances and electronics at prices that are comparable with national retailers and provides us a competitive selling advantage over other independent retailers. Additionally, we are able to purchase furniture inventory in volumes that allow us to provide next-day delivery and at competitive prices, giving us a competitive advantage over smaller furniture retailers in the marketplace today.
Credit Operations
General. We sell our products by offering our customers financing through our proprietary in-house credit programs, the use of third-party financing, and by taking cash or credit card payments. For the fiscal year 2017, approximately 72% of purchases were financed though our proprietary in-house credit programs, approximately 22% of purchases were financed through the use of third-party financing, and approximately 6% of purchases were made with cash or credit card.
Underwriting. Decisions to extend credit to our retail customers are made by our internal credit underwriting department, which is separate and distinct from our other operations, including credit monitoring and collections and retail sales. In addition to an auto-decision algorithm, we employ a team of credit underwriting personnel of approximately 45 individuals to make credit granting decisions using our proprietary underwriting process and oversee our credit underwriting process. Our underwriting process considers one or more of the following elements: credit bureau information; income and address verification; current income and debt levels; a review of the customer's previous credit history with us; and the particular products being purchased. Our underwriting model determines the finance terms, including down payment, limit amounts and credit terms. During fiscal year 2017, for the credit applications that were approved and utilized, 72.4% were approved automatically. The remaining credit decisions were based on the evaluation of the customer's creditworthiness by a qualified in-house credit underwriter or required additional documentation from the applicant. For certain credit applicants that may have past credit problems or lack credit history, we use stricter underwriting criteria. The additional requirements include verification of employment and recent work history, reference checks and minimum down payment levels. Our underwriting employees are trained to follow our methodology in approving credit and are required to complete regular refresher training.
Part of our ability to control delinquency and net charge-off is based on the total approval amount, the level of down payment that we require, the maximum contract terms we allow and the purchase money security interest that we obtain in the product financed, which reduce our credit risk and increase our customers' ability and willingness to meet their future obligations. We require the customer to provide proof of property insurance coverage on all purchases financed through our credit offerings to offset potential losses relating to theft or damage of the product financed. We do not require customers to purchase property insurance from us if they have or acquire such insurance from another third-party.

Credit monitoring and collections. Our collection activities involve a combination of efforts that take place primarily in our Beaumont and San Antonio, Texas, collection centers. We employed approximately 570 full time and part time individual collectors and support personnel who service our active customer credit portfolio. We also utilize collection agencies to service portions of our active and charged-off portfolio, which provide approximately 270 additional agents. Our in-house, credit-financed sales are secured by the products purchased, which we believe gives us a distinct advantage over other creditors when pursuing collections, especially given that many of the products we finance are generally necessities for the home. We employ a credit collection strategy that includes dialer-based calls, virtual calling and messaging systems, inside collectors that contact borrowers, collection letters, e-mails, and text messages, a legal staff that processes claims and attends bankruptcy hearings, and voluntary repossession. We also utilize current technologies that assist us in locating contact information for customers who have moved and left no contact information. Our employees are trained to follow our methodology in collecting our accounts and charging off any uncollectible accounts based on pre-determined aging criteria, depending on their area of responsibility. All collection personnel are required to complete classroom training, which includes negotiation techniques and credit policy training to ensure customer retention and compliance with debt collection regulations. Post-graduation, the collection trainees undergo skill assessment training, coaching and call monitoring within their respective departments. Our personnel are required to complete regular refresher training and testing.
We closely monitor the credit portfolio to identify delinquent accounts early and dedicate resources to contacting customers concerning past due accounts. We believe that our unique underwriting model, secured interest in the products financed, required down payments and credit limits, local presence, ability to work with customers relative to their product and service needs, and the flexible financing alternatives we offer help mitigate the loss experience on our portfolio.
Customers can make payments through our web portal, over the phone, by ACH, third-party bill pay arrangements, or lock box, or in-person at our store locations. During fiscal year 2017, 93.9% of customers made at least one payment in a form other than cash. Also during fiscal year 2017, we received 35.2% of the payments on credit accounts in our store locations, which helps us maintain a relationship with the customer that keeps losses lower while encouraging repeat purchases.
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
We deem an account to be uncollectible and charge it off when the account is more than 209 days past due at the end of a month. Our credit and accounting staff consistently monitor trends in charge-offs by examining the various characteristics of the charge-offs, including by market, product type, customer credit and income information, down payment amounts and other identifying information. We track our charge-offs both gross, before recoveries, and net, after recoveries. We periodically adjust our credit granting, collection and charge-off policies based on this information. It is to our advantage to manage the portfolio to balance the combined servicing costs and net losses on the credit portfolio with the benefit of repeat retail sales. We may incur higher servicing costs in order to build customer relationships that may result in future retail sales.

Store Operations
Stores. We operate retail stores in 13 states. The following table summarizes the number of stores in operation at January 31, 2017 in each of our markets:

Geographic Location	Number of Locations	Retail Square Feet	Other Square Feet
Alabama	1	39,130	7,198
Arizona	11	355,019	102,129
Colorado	7	221,072	69,575
Georgia	1	40,935	9,065
Louisiana	6	254,592	56,730
Mississippi	2	71,103	16,906
Nevada	3	111,480	33,346
New Mexico	4	133,074	32,221
North Carolina	9	342,351	92,724
Oklahoma	4	112,723	51,513
South Carolina	4	133,443	29,954
Tennessee	6	209,162	57,183
Texas	55	1,915,514	319,835
Store totals	113	3,939,598	878,379
Distribution Centers and Cross-dock Facilities (excluding cross-docks within stores)	23	—	3,111,414
Corporate Offices	4	—	175,120
Total	140	3,939,598	4,164,913
Our stores have an average selling space of approximately 35,000 square feet, plus a storage area for fast-moving and smaller products that customers prefer to carry out rather than wait for in-home delivery. Cross-dock facilities are located within 20 of our retail stores.
We continuously evaluate our existing and potential sites to position our stores in desirable locations and relocate stores that are not properly positioned. We typically lease rather than purchase our stores, distribution centers and cross-dock facilities to retain the flexibility of managing our financial commitment to a location if we later decide that a store or market is performing below our standards or the market would be better served by a relocation. As of January 31, 2017, we leased the majority of our store, distribution center and cross-dock locations.
Personnel and compensation. We staff a typical store with a store manager, an assistant manager, an average of 20 sales personnel and other support staff, including cashiers and porters based on store size and location. Managers have an average tenure with us of approximately 5 years and typically have prior sales floor experience. In addition to store managers, we have 13 district managers.
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
We attempt to identify store manager candidates early in their careers with us and place them in a training program. They attend our in-house training program, which provides guidance and direction for the development of managerial and supervisory skills. After completion of the training program, manager candidates work as assistant managers for six to 12 months and are then allowed to manage one of our smaller stores, where they are supervised closely by the store's district manager. We give new managers an opportunity to operate larger stores as they become more proficient in their management skills. Each store manager attends mandatory training sessions on a regular basis and also attends sales training meetings where participants receive and discuss new product information.

Advertising
We design our marketing programs to increase awareness of our brands, which we expect will create and maintain customer loyalty, increase the number of customers that shop our stores and increase our sales. We utilize a multi-touch point approach utilizing direct mail, television, newspaper, digital, radio and out-of-home targeted advertising. Our promotional programs include the use of free delivery and free product promotions, in conjunction with various no-interest option financing offers.
Our website provides customers the ability to apply for credit on-line for in-store purchases. Customers also have the ability to purchase some of our products directly through our website. Our website averaged approximately 53,000 credit applications per month during fiscal year 2017. This compares to average monthly website applications of approximately 41,000 and 36,000 during fiscal year 2016 and 2015, respectively. The website is linked to a call center, allowing us to better assist customers with their credit and product needs.
Distribution and Inventory Management
We currently operate ten regional distribution centers, which are located in Houston, San Antonio, Dallas, Beaumont, El Paso, and McAllen, Texas; Phoenix, Arizona; Denver, Colorado; Charlotte, North Carolina and Nashville, Tennessee, 13 smaller cross-dock facilities, and 20 stores with cross-dock facilities. This enables us to deliver products to our customers quickly, reduces inventory requirements at the individual stores and facilitates regional inventory and accounting controls.
In our retail stores, we maintain an inventory of certain fast-moving items and products that the customer is likely to carry out of the store. Our computer system and the use of scanning technology in our distribution centers allow us to determine, on a real-time basis, the location of any product we sell. If we do not have a product at the desired retail store at the time of sale, we can typically provide it through one of our distribution centers on a next day basis.
We primarily use third-party providers to move products from distribution centers to stores and between markets to meet customer needs. We outsource the majority of our in-home deliveries to third-party providers, and for many purchases, we offer next day delivery to our customers. These third-parties are subject to risks that are beyond our control and, if they fail to timely or satisfactorily deliver our products, we may lose business from customers in the future and could suffer damage to our reputation. We use a fleet of home delivery vehicles that enables a highly-trained staff of delivery and installation specialists to quickly complete the sales process and enhance customer service. We also may receive a delivery fee based on the products sold and the services needed to complete the delivery.
Product Support Services
Next-day delivery and installation. We provide next-day delivery and installation services in most of the markets in which we operate. We believe next-day delivery of our goods is a highly valued service to our customers.
Credit insurance. Acting as licensed agents for third-party insurance companies, we offer property, life, disability and involuntary unemployment credit insurance, which we collectively refer to as credit insurance, at all of our stores on sales financed through our in-house credit programs. These insurance products protect the customer's purchase by covering their payments on their credit account if covered events occur, and can be canceled at any time. We receive sales commissions from the third-party insurance companies at the time we sell the coverage, and we may receive retrospective commissions, which are additional commissions paid by the insurance carrier if insurance claims are less than earned premiums.
We require proof of property insurance on all purchases financed through our credit offerings; however, we do not require that customers purchase this insurance from us if they have or acquire such insurance from another third-party provider. Premiums charged on the credit products we sell are regulated and vary by state.
Product repair service. We believe that providing product repair and replacement services is an important differentiation and reinforces customer loyalty. We provide service for most of the products we sell and only for the products we sell.
Repair service agreements. Customers may purchase repair service agreements that we sell for third-party insurers at the time a product is purchased. These agreements broaden and extend the period of covered manufacturer warranty service for up to four years from the date of purchase, depending on the product, and protect the customer against repair costs. Customers may finance the cost of the agreements along with the purchase price of the associated product. Through a third-party insurer, customers are contacted to provide them the opportunity to purchase an extended period of coverage after the manufacturer warranty and repair service agreement expire and we receive a commission on each sale.
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

Regulation
The extension of credit to consumers is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements and limitations on the origination, servicing and enforcement of retail installment sale accounts and consumer loans as well as our acts and practices in connection with these activities. Applicable federal laws include, but are not limited to, the Truth in Lending Act (“TILA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”), the Gramm-Leach-Bliley Act (“GLB”), the Electronic Fund Transfer Act (“EFTA”) and the implementing regulations of the foregoing statutes. The Federal Trade Commission (“FTC”) has broad consumer protection enforcement authority under Section 5 of the Federal Trade Commission Act (“FTCA”), which prohibits “unfair or deceptive acts or practices in or affecting commerce.” The FTC also can enforce specific consumer protection statutes, such as the ECOA, FCRA, and TILA, and issue regulations in respect thereof. The Consumer Financial Protection Bureau (“CFPB”) was created in 2010 upon the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"). The CFPB has rulemaking and enforcement authority over nonbanks engaging in offering or providing a consumer financial product or service (such as extending credit and servicing loans) as well as any affiliate of such “covered person” that acts as a “service provider” to such covered person. The federal consumer financial laws over which the CFPB has enforcement and rulemaking authority include TILA, ECOA, FCRA, FDCPA, and GLB as well as authority under Title X of the Dodd-Frank Act to prohibit “unfair, deceptive or abusive acts or practices” (“UDAAP”) in connection with consumer financial products and services. The scope of UDAAP is broad and often uncertain, but the CFPB has been active in enforcing UDAAP claims. The CFPB has broad power to impose civil money penalties, restitution, and other corrective action under the various laws described above and, for this reason, poses a significant regulatory risk to the origination, servicing, and collection of our retail installment contracts and consumer loans.
In addition to its rulemaking and enforcement authority described in the preceding paragraph, the CFPB also has supervisory and examination authority over mortgage lending, payday lending, and private student lending, as well as “larger participants” in other markets for consumer financial products or services (including debt collection), and any covered person if the CFPB has “reasonable cause to determine” that such covered person is engaging, or has engaged, in conduct that poses risks to consumers with regard to the offering or provision of consumer financial products or services, whether based on consumer complaints or “information from other sources.” Although we are not automatically subject to CFPB supervisory or examination authority based on the foregoing categories, the CFPB has authority to investigate and take enforcement action against us with respect to any alleged violation by us of a federal consumer financial law over which the CFPB has jurisdiction, including the prohibition on UDAAP. The mere receipt by us of a “civil investigative demand” from the CFPB requiring production of documents, written responses, reports or oral testimony could result in required public disclosure, adverse publicity, and substantial cost to us regardless of the outcome.
Regulatory rulemaking by the CFPB could adversely affect origination, servicing, and collection of our retail installment sale and consumer loan products by making it more difficult and costly for us to offer, service or collect these products. In addition, CFPB rulemaking could make it possible, or easier for our customers to bring class action claims against us. For example, the CFPB has regulatory authority to prohibit or limit the use of arbitration clauses and class action waivers, both of which we include in our installment contracts and loan agreements.
Prior to August 2016, our proprietary financing product consisted of a retail installment sale contract entered into between Conn Appliances, Inc. and our customer. Commencing in August 2016, the Conn Appliances, Inc. retail installment sale contract offer for Texas store customers was phased out, and Conn Credit Corporation, Inc., an affiliate of Conn Appliances, Inc., began offering a consumer loan product to our customers. Similar to the procedure employed with retail installment sale contracts, the loan contracts are assigned to an affiliate to service the contracts. In conjunction with this Texas direct loan program, Texas consumer lender licenses were obtained by Conn Credit Corporation, Inc., Conn Appliances, Inc., and the affiliate entity Conn Credit I, LP holding the loan contracts. For customers of most stores located outside of Texas, Conn Appliances, Inc. continues to offer a retail installment sale contract. We are planning a similar transition from retail installment sale contracts to consumer loan products for customers in other states.
State laws impose disclosure and other requirements and limitations on retail installment sale contracts and loan agreements and impose maximum amounts of finance charges and interest, as well as regulation of other fees and charges, together with restrictions on credit terms, collection and enforcement and other aspects of extending and collecting consumer credit. State consumer finance laws vary from state to state. The making and servicing of consumer loans typically requires state licensing which entails heightened supervision, examination, and other requirements which may not be applicable to retail sellers extending credit under retail installment sale contracts. Pursuant to the Dodd-Frank Act, state attorneys general and designated state consumer finance regulatory agencies may enforce specified federal consumer finance laws and impose penalties and remedies for their violation. We routinely review our contracts and procedures to ensure compliance with applicable consumer credit laws. Failure on our part to comply with applicable laws could expose us to consumer litigation and government enforcement action, possibly resulting in substantial penalties and claims for damages and, in certain circumstances, may subject us to injunctions, require us to refund finance charges already paid, forgo finance charges not yet paid under credit accounts, change our credit extension, servicing, collection, and marketing practices or a combination of the foregoing. We believe that we are in substantial compliance with all applicable federal and state consumer credit and collection laws.
The sale of credit insurance products by us and insured by an unaffiliated insurance provider include property, life, disability and involuntary unemployment credit insurance products is also highly regulated. These products are only offered with a retail installment sales or loan contract agreement purchase. State laws currently impose disclosure obligations and other restrictions with respect to our sales of these products, impose limitations on the amount of premiums that we may charge and require licensing of certain of our employees and operating entities. State laws with respect to these products vary from state to state. Failure to comply with these laws could expose us to consumer litigation and government enforcement action, possibly resulting in substantial penalties and claims for damages, and in certain circumstances, may subject us to injunctions or require us to refund premiums or change our policies and procedures with respect to these products and the marketing of these products or a combination of the foregoing. We believe we are in substantial compliance with all applicable laws and regulations relating to our credit insurance business.
In conjunction with the sale of merchandise, we offer our customers the opportunity to purchase repair service agreements on specified products. These contracts are entered into between the customer and an unaffiliated service provider. The contracts enable the customer to obtain repair and/or replacement of certain eligible products in the event of specified failures as described in the terms and conditions of the contract. The service provider, which is financially and legally obligated to perform under these contracts, has entered into a contract with our affiliate to administer the contracts. We post descriptions of these contracts and links to the contract terms on our website. Service contracts require payment of a segregated fee which may be purchased by cash, check or financed by customers entering into retail installment sale contracts with Conn Appliances, Inc. or loan agreements with Conn Credit Corporation. The federal Magnusson-Moss Warranty Act governs written warranties and service contracts. For service contracts entered into with Texas customers, state law requires registration of the service provider and Conn Appliances, Inc. as an administrator, a reimbursement insurance policy and other requirements on the service provider, responsibilities on service contract sellers, record-keeping requirements, restrictions on the sale or marketing of service contracts, required contract terms and disclosures, and cancellation requirements, among other requirements and prohibitions. Other states vary in their regulation of these contracts. Violation of these laws can result in injunctive relief, civil penalties, and/or other remedies. We believe we are in substantial compliance with all applicable laws and regulations relating to the offering and administration of service contracts.
Employees
As of January 31, 2017, we had approximately 4,000 full-time employees and 200 part-time employees. We offer a comprehensive benefits package for eligible employees, including health, life, short- and long-term disability, and dental insurance coverage as well as a 401(k) plan, employee stock purchase plan, paid vacation and holiday pay. None of our employees are subject to collective bargaining agreements governing their employment with us, and we believe that our employee relations are good. We have a formal dispute resolution plan that requires mandatory arbitration for employment-related issues.
Tradenames and Trademarks
We have registered the trademarks "Conn's," "Conn's HomePlus," "YES Money," "YE$ Money," “YE$ Lease,” and our logos, which are protected under applicable intellectual property laws and are the property of Conn's, Inc. Our trademark registrations generally last for ten-year periods and are renewed prior to expiration for additional ten-year periods.
Available Information
We are subject to reporting requirements of the Securities and Exchange Act of 1934, as amended ("Exchange Act"), and its rules and regulations. The Exchange Act requires us to file reports, proxy and other information statements and other information with the SEC. Copies of these materials can be inspected and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain these materials electronically by accessing the SEC's website at www.sec.gov.
The Board of Directors of the Company ("Board of Directors") has adopted a code of business conduct and ethics for our employees, code of ethics for our Chief Executive Officer and senior financial professionals and a code of business conduct and ethics for our Board of Directors. A copy of these codes are published on our website at www.conns.com under "Investor Relations — Corporate Governance." We intend to make all required disclosures concerning any amendments to, or waivers from, these codes on our website. In addition, we make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading "Investor Relations — SEC Filings," by accessing our website at www.conns.com.
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
You should consider carefully the risks described below and other information presented in this Form 10-K, including Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in this Form 10-K, as well as information provided in other reports, registration statements and materials that we file with the SEC and the other information incorporated by reference in this Form 10-K. If any of the risks described below or elsewhere in this Form 10-K were to materialize, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations, cash flows, prospects or stock price, which we refer to collectively as a material adverse effect on us (or comparable phrases).
We may not be able to open or profitably operate new stores in existing, adjacent or new geographic markets. There are a number of factors that could affect our ability to successfully execute our store growth strategy, including:

•	Difficulties associated with the hiring, training and retention of skilled personnel, including store managers;

•	The availability of financial resources;

•	The availability of favorable sites in existing, adjacent or new markets on terms, including price, consistent with our business plan;

•	Competition in existing, adjacent or new markets;

•
Competitive conditions, consumer tastes and discretionary spending patterns in adjacent or new markets that are different from those in our existing markets or changes in competitive conditions, consumer tastes and discretionary spending patterns in our existing markets;

•	A lack of consumer demand for our products or financing programs at levels that can support store growth or the profitability of existing stores;

•	Inability to make customer financing programs available that allow consumers to purchase products at levels that can support store growth;

•	Limitations created by covenants and conditions under our revolving credit facility and the indenture governing our Senior Notes;

•	An inability or unwillingness of vendors to supply product on a timely basis or at competitive prices;

•	The failure to open enough stores in new markets to achieve a sufficient market presence and realize the benefits of leveraging our advertising and distribution systems;

•	Unfamiliarity with local real estate markets and demographics in adjacent and new markets;

•	Problems in adapting our distribution and other operational and management systems to an expanded network of stores; and

•	Higher costs for direct mail, television, newspaper, digital, radio and out-of-home targeted advertising.
These and other similar factors may also limit the ability of any newly opened stores to achieve sales and profitability levels consistent with our projections or comparable with our existing stores or to become profitable at all. As a result, we may determine that we need to close or reduce the hours of operation of certain stores, which could have a material adverse effect on us.
If we are unable to effectively manage the growth of our business, our revenues may not increase, our cost of operations may rise and our results of operations may decline. As we implement a growth plan and expand our store base, we will face various business risks associated with growth, including the risk that our management, financial controls and information systems will be inadequate to support our expansion. Our growth will require management to expend significant time, effort, and additional resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing, warehousing and distribution systems and employee training programs. While we have always engaged in and focused on these elements, we cannot predict whether we will be able to effectively manage the increased demand resulting from expansion into additional or new markets, or respond on a timely basis to the changing demands that our expansion will impose on our management, financial controls and information systems. If we fail to successfully manage the challenges of growth, do not continue to improve our systems and controls or encounter unexpected difficulties during expansion, a growth plan may not yield the results we currently anticipate and we could be materially adversely affected.

We may expand our retail or credit offerings and become subject to different operating or legal requirements. In addition to the retail and consumer finance products we currently offer, we may offer other products and services in the future, including new financing products and services. These products and services may require additional or different operating and compliance systems or have additional or different legal or regulatory requirements than the products and services we currently offer. In the event we undertake such an expansion and do not have the proper infrastructure or personnel or otherwise do not successfully execute such an expansion, or our customers do not positively respond to such an expansion, it could have a material adverse effect on us.
We have plans for significant future capital needs and the inability to access the capital markets on favorable terms or at all may have a materially adverse effect on us. We generally finance our operations primarily through a combination of cash flow generated from operations, borrowings under our revolving credit facility, and securitizations of customer receivables through the capital markets. Our ability to raise additional capital by expanding our revolving credit facility, or undertaking future securitization or other debt or equity transactions on economically favorable terms or at all, depends in large part on factors that are beyond our control, including:

•	Conditions in the securities and finance markets generally, and for securitized instruments in particular;

•	A negative bias toward our industry by capital market participants;

•	Our credit rating or the credit rating of any securities we may issue;

•	General economic conditions and the economic health of our earnings, cash flows and balance sheet;

•	Security or collateral requirements;

•	The credit quality and performance of our customer receivables;

•	Regulatory restrictions applicable to us;

•	Our overall business and industry prospects;

•	Our overall sales performance, profitability, cash flow, balance sheet quality, regulatory restrictions;

•	Our ability to provide or obtain financial support for required credit enhancement;

•	Our ability to adequately service our financial instruments;

•	Our ability to meet debt covenant requirements; and

•	Prevailing interest rates.
The amount of capital expenditures we need will be dependent on, among other factors, the availability of capital to fund new store openings and customer receivable portfolio growth. If adequate capital is not available at the time we need it, we may have to curtail future growth or change our expansion plans, which could have a material adverse effect on us.
We use our customer receivables as collateral to support our capital needs. As the aggregate amount of our customer receivables has fluctuated, from time to time we have required amendments to our credit facilities in order to stay in compliance with our obligations thereunder. If we require such amendments in the future and are unable to obtain them, or if we are unable to arrange substitute financing facilities or other sources of capital, then we may be unable to continue drawing funds under our revolving credit facility, which would force us to limit or cease offering credit through our finance programs. Likewise, if the borrowing base under our revolving credit facility is reduced, or otherwise becomes unavailable, or we are unable to arrange substitute financing facilities or other sources of capital, we may have to limit the amount of credit that we make available through our customer credit programs. A reduction in our ability to offer customer credit could have a material adverse effect on us. Further, our inability, or limitations on our ability, to obtain funding through securitization facilities or other sources may materially adversely affect our ability to provide additional credit to existing customers, which could have a material adverse effect on our profitability under our credit programs if such existing customers fail to repay outstanding credit. Additionally, the inability of any of the financial institutions providing our financing facilities to fund their respective commitments could materially adversely affect our ability to fund our credit programs, capital expenditures and other general corporate needs.
The Company’s existing and future levels of indebtedness could adversely affect its financial health, its ability to obtain financing in the future, its ability to react to changes in its business and its ability to fulfill its obligations under such indebtedness. As of January 31, 2017, the Company had aggregate outstanding indebtedness, including under its revolving credit facility, its senior notes, and its various classes of asset-backed notes, of $1.2 billion. This level of indebtedness could:

•	make it more difficult for the Company to satisfy its obligations with respect to its outstanding notes and other indebtedness, resulting in possible defaults on and acceleration of such indebtedness;

•
require the Company to dedicate a substantial portion of its cash flow from operations to the payment of principal and interest on its indebtedness, thereby reducing the availability of such cash flows to fund working capital, acquisitions, new store openings, capital expenditures and other general corporate purposes;

•	limit the Company’s ability to obtain additional financing for working capital, acquisitions, new store openings, capital expenditures, debt service requirements and other general corporate purposes;

•	limit the Company’s ability to refinance indebtedness or cause the associated costs of such refinancing to increase;

•
increase the Company's vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because a portion of its borrowings are at variable rates of interest); and

•
place the Company at a competitive disadvantage compared to its competitors with proportionately less debt or comparable debt at more favorable interest rates which, as a result, may be better positioned to withstand economic downturns.

Any of the foregoing impacts of the Company's level of indebtedness could have a material adverse effect on it.
Our debt securities may receive ratings that may increase our borrowing costs. In addition, we may elect to issue securities for which we may seek to obtain a rating from a rating agency. It is possible, however, that one or more rating agencies may independently determine to assign a rating to any of our issued debt securities. If any ratings are assigned to any of our debt, or the asset-backed notes or other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, whether as a result of our actions or factors which are beyond our control, could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, or at all. Inability to access the credit markets on acceptable terms, if at all, could have a material adverse effect on our financial condition.
Securitization markets have undergone periods of significant dislocation in the past, and we might not be able to access the securitization market for capital from time to time in the future. The significant recession that began in 2009 and events in the securitization markets, as well as the debt markets and the economy generally, caused significant dislocations, lack of liquidity in the market for asset-backed securities, and a severe disruption in the wider global financial markets, including a significant reduction of investor demand for, and purchases of, asset-backed securities and structured financial products. While the securitization markets have recovered in many respects, and we have successfully consummated several securitization transactions, additional or prolonged disruptions on the securitization market could preclude our ability to use securitization as a financing source, or could render it an inefficient source of financing making us more dependent on alternative sourcing of financing that might not be as favorable as securitizations or might be otherwise unfavorable or unavailable altogether.
Securitization structures are subject to an evolving regulatory environment that may affect the availability and attractiveness of securitization as a financing option. In the United States, following the economic recession that began in 2009, there has been increased political and regulatory scrutiny of the asset-backed securities industry. This has resulted in increased regulation that is currently at various stages of implementation. The impact of such regulations on investors in securitization markets and the incentives for certain investors to hold asset-backed securities remain unclear, and may have a material adverse effect on the liquidity of such securities, which could have a material adverse effect on our liquidity. Additionally, rules from various agencies now require sponsors of asset-backed securities to retain an ownership stake in securitization transactions. Any adverse changes to these regulations could effectively limit our access to securitization as a source of financing or alter the structure of securitizations, which could pose risks to our participation in any securitizations or could reduce or eliminate the economic incentives to us of participating in securitizations.
An increase in interest rates, a decrease in our credit sales, a decline in credit quality of our customers or other factors outside of our control could lead to a decrease in our product sales and profitability. A large portion of our credit portfolio is comprised of credit provided to customers considered to be sub-prime borrowers who have limited credit history, low income or past credit problems. Entering into credit arrangements with such customers entails a higher risk of customer default, higher delinquency rates and higher losses than extending credit to more creditworthy customers. While we believe that our pricing and the underwriting criteria and collection methods we employ enable us to effectively and appropriately manage the higher risks inherent in issuing credit to sub-prime customers, no assurance can be given that such pricing, criteria and methods will afford adequate protection against such risks. We have experienced volatility in delinquency and charge-off rates on our customer receivables, each of which has the effect of decreasing our profitability. Some of our customer receivables become delinquent from time to time. Some accounts end up in default, due to various factors, such as general and local economic conditions, including the impact of rising interest rates and unemployment rates. As we continue to expand into new markets, we will obtain new customer receivables that may present a higher risk than our existing customer receivables since new customer receivables do not have an established credit history with us.
If we are required to reduce the amount of credit we grant to our customers (whether due to financial or regulatory constraints), or if our customers curtail entering into credit arrangements with us, whether as a result of prolonged economic uncertainty in the United States, increases in unemployment or other factors, we likely would sell fewer products, which could result in a material adverse effect on us. Further, because a significant number of payments we receive on credit accounts are made in person by customers in one of our store locations, any decrease in credit sales could reduce traffic in our stores and result in lower revenues. A decline in the credit quality of our credit accounts could also cause an increase in our credit losses, which would result in an adverse effect on our earnings. A decline in credit quality could also lead to stricter underwriting criteria which could have a negative impact on net sales.
We maintain an allowance for doubtful accounts on our customer accounts receivable for a 12 month period. If the allowance for doubtful accounts is inadequate, we would recognize losses in excess of the allowance, which could have a material adverse effect on us.
Covenants in our debt agreements impose various operating and financial restrictions on us, and if we are not able to comply with such covenants, our lenders could accelerate our indebtedness, proceed against certain collateral we have provided or exercise other remedies, which could have a material adverse effect on us. The covenants in our credit facility and the indenture governing our senior notes contain a number of restrictions that impose operating and financial restrictions on us and may limit our ability to execute our growth strategy or engage in acts that may be in our long-term best interest, including restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. In addition, we must maintain compliance with certain financial covenants. Our ability to meet those financial covenants can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants could result in an event of default under our credit facility or the indenture governing our senior notes. Such a default may allow the applicable creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-default provision applies. Furthermore, if we are unable to repay the amounts due and payable under our revolving credit facility, the lenders thereunder could proceed against the collateral granted to them to secure that indebtedness, which could have a material adverse effect on us. In the event our lenders accelerate the repayment of our borrowings, we may not have sufficient funds to repay that indebtedness.
Increased borrowing costs will negatively impact our results of operations. Because most of our consumer credit programs have interest rates equal to the highest rate allowable under applicable state law, we would generally not be able to pass higher borrowing costs along to future consumer credit customers and our results of operations could be negatively impacted. The interest rates on our revolving credit facility are variable based upon an applicable margin determined by a pricing grid plus a London Interbank Offered Rate ("LIBOR") or alternate base rate, and increases in such rates would reduce our margins. The level of interest rates in the market in general will impact the interest rate on any debt instruments we issue in the future. Additionally, we may issue debt securities or enter into credit facilities under which we pay interest at a higher rate than we have historically paid, which would further reduce our margins and negatively impact our results of operations.
Deterioration in the performance of our customer receivables portfolio could materially adversely affect our liquidity position and profitability. Our liquidity position and profitability are heavily dependent on our ability to collect our customer receivables. If our customer receivables portfolio were to substantially deteriorate, that could have a material adverse effect on the liquidity available to us and our ability to comply with the covenants and borrowing base calculations under our revolving credit facility, and our earnings may decline due to higher provisions for bad debt expense, higher servicing costs, higher net charge-off rates and lower interest and fee income.
Our ability to collect from credit customers may be impaired by store closings.  In the event of store closings, credit customers may not pay balances in a timely fashion, or may not pay at all, since a large number of our customers remit payments in store and have not traditionally made payments to a central location.
In deciding whether to extend credit to customers, we rely on the accuracy and completeness of information furnished to us by or on behalf of our credit customers, and we assume certain behavior and attributes on the basis of prior customers. If we and our systems are unable to detect any misrepresentations in this information, or if our assumptions prove inaccurate, it may have a material adverse effect on us. In deciding whether to extend credit to customers, we rely heavily on information furnished to us by or on behalf of our credit customers and our ability to validate such information through third-party services, including employment and personal financial information, and we assume certain behavior and attributes observed for prior customers. Our ability to effectively manage our credit risk could be impaired, and could have a material adverse effect on us, if a significant percentage of our credit customers intentionally or negligently misrepresent any of this information, and our systems do not detect such misrepresentations, or if unexpected changes in behavior caused by macroeconomic conditions, changes in consumer preferences, availability of alternative products or other factors cause our assumptions to be inaccurate.
Our policy of re-aging certain delinquent borrowers affects our delinquency statistics and the timing and amount of our write-offs, and may lead to higher delinquency statistics in the future. Re-aging is offered to certain of our past-due customers if they meet the conditions of our re-age policy. Our decision to offer a delinquent customer a re-age program is based on that borrower's specific condition, our history with the borrower, the amount of the loan and various other factors. When we re-age a customer's account, we move the account from a delinquent status to a current status. Management exercises a considerable amount of discretion over the re-aging process and has the ability to re-age an account multiple times during its life. Treating an otherwise uncollectible account as current affects our delinquency statistics, as well as impacting the timing and amount of charge-offs. If these accounts had been charged off sooner, our net loss rates for earlier periods might have been higher. If the customer defaults on the re-aged account, our re-aging may have simply postponed a delinquency, and our future delinquency statistics will be correspondingly higher.
If we fail to properly staff and train our collections personnel or timely contact delinquent borrowers, the number of delinquent customer receivables eventually being charged off could increase. We contact customers with delinquent credit account balances soon after the account becomes delinquent. During periods of increased delinquencies, it is important that we are proactive in dealing with customers rather than simply allowing customer receivables to go to charge-off. Historically, when our servicing becomes involved at an earlier stage of delinquency with credit counseling and workout programs, there is a greater likelihood that the customer receivable will not be charged off.
The success of our collection efforts depends on being properly staffed and trained to assist borrowers in bringing delinquent balances current and ultimately avoiding charge-off. If we do not properly staff and train our collections personnel, or if we incur any downtime or other issues with our information systems that assist us with our collection efforts, then the number of accounts in a delinquent status or charged-off could increase. In addition, managing a substantially higher volume of delinquent customer receivables typically increases our operational costs. A rise in delinquencies or charge-offs could result in a material adverse effect on us.
We rely on internal models to manage risk and to provide accounting estimates. We could suffer a material adverse effect if those models do not provide reliable accounting estimates or predictions of future activity. We make significant use of business and financial models in connection with our efforts to measure and monitor our risk exposures and to manage our credit portfolio. For example, we use models as a basis for credit underwriting decisions, portfolio delinquency, charge-off and collection expectations and other market risks, based on economic factors and our experience. The information provided by these models is used in making business decisions relating to strategies, initiatives, transactions and pricing, as well as the size of our allowance for doubtful accounts, among other accounting estimates.
Models are inherently imperfect predictors of actual results because they are based on current and historical data available to us and our assumptions about factors such as credit demand, payment rates, default rates, delinquency rates and other factors that may overstate or understate future experience. Our models could produce unreliable results for a number of reasons, including the limitations of historical data to predict results due to unprecedented or unforeseen events or circumstances, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, changes in credit policies, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside of the model's intended use. In particular, models are less dependable when the prevailing economic environment is different than historical experience.
In addition, we continually receive new economic data. Our critical accounting estimates, such as the size of our allowance for doubtful accounts, are subject to change, often significantly, due to the nature and magnitude of changes in economic conditions. However, there is generally a lag between the availability of this economic information and the preparation of corresponding internal models. When economic conditions change quickly or in unforeseen ways, there is increased risk that the assumptions and inputs reflected in our models are not representative of current economic conditions.
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
If circumstances prove our models to be undependable or not representative of our results, then we may deem it necessary to increase our allowance for doubtful accounts in the future. If our actual charge-offs exceed the assumption used to establish the allowance, our provision for losses would increase and could result in a material adverse effect on us.
We could lose our access to customer and credit data sources, which could cause us competitive harm and have a material adverse effect on us. We are heavily dependent on customer and credit data provided by third party providers. Our data providers could stop providing data, provide untimely, incorrect or incomplete data, or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, regulatory concerns or for competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our business would be negatively impacted, which would adversely affect our operating results and financial condition.

We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain comparable data from alternative sources on favorable terms or at all if our current sources become unavailable.
The Company’s reported results require the judgment of management, and the Company could be subject to risks associated with these judgments or could be adversely affected by the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements. The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. In addition, the Company prepares its financial statements in accordance with generally accepted accounting principles (“GAAP”), and GAAP and its interpretations are subject to change over time. If new rules, different judgments, or interpretations of existing rules require the Company to change its financial reporting, the Company’s results of operations and financial condition could be materially adversely affected, and the Company could be required to restate historical financial reporting.
An economic downturn or other events may affect consumer purchases from us as well as their ability to repay their credit obligations to us, which could result in a material adverse effect on us. Many factors affect consumer spending, including regional or world events, war, conditions in financial markets, general business conditions, interest rates, inflation, energy and gasoline prices, consumer debt levels, the availability of consumer credit, taxation, unemployment trends and other matters that influence consumer confidence. Consumer purchases of our products and customers making payments to us decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. Recent instability in financial markets, turmoil in Europe, the Middle East and Asia, and decreases in consumer confidence and volatile oil prices have negatively impacted our markets and may present significant challenges to our operations in the future. If this occurs, our net sales and results of operations could decline.
Some of our customers may be recent immigrants and some may not be US citizens.  We follow customer identification procedures including accepting government-issued picture identification, but we do not verify immigration status of our customers.  If we or the retail credit offering sector receive negative publicity around making loans to potentially undocumented immigrants, it may draw additional attention from regulatory agencies or advocacy groups, which may harm our sales and collections results. While our credit models look to approve customers who have stability of residency and employment, it is possible that a significant change in immigration patterns, policies or enforcement could cause our customers to reduce their business with us, or not engage in business transactions with us, and cause a reduction in sales or an increase in account delinquencies. There is no assurance that a significant change in US immigration patterns, laws, regulations or enforcement will not occur, and any such significant change could have a material adverse impact on us.
If we lose key management or are unable to attract and retain the qualified sales and credit granting and collection personnel required for our business, our operating results could suffer. Our success depends to a significant degree on the skills, experience and continued service of our key executives and the identification of suitable successors for them. While our key executives are subject to noncompetition restrictions and other negative contractual covenants, if we lose the services of any of these individuals, or if one or more of them or other key personnel decide to join a competitor or otherwise compete directly or indirectly with us, and we are unable to identify a suitable successor, our business and operations could be harmed, and we could have difficulty in implementing our strategy. In addition, our sales and credit operations are largely dependent upon our labor force. As our business grows, and as we incur turnover in current positions, we will need to locate, hire and retain additional qualified sales personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Additionally, if we are unable to attract and retain qualified credit granting and collection personnel, our ability to perform quality underwriting of new credit transactions and maintain workloads for our collections personnel at a manageable level could be materially adversely affected, and our operations could be materially adversely impacted, resulting in higher delinquency and net charge-offs on our credit portfolio. Competition for qualified employees could require us to pay higher wages, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales and operating results could suffer.
We depend on hiring an adequate number of hourly employees to run our business and are subject to government regulations concerning these and our other employees, including wage and hour regulations. Our workforce is comprised primarily of employees who work on an hourly basis. In certain markets where we operate, there is significant competition for hourly employees. The lack of availability of an adequate number of hourly employees or an increase in wages and benefits to current employees could have a material adverse effect on us. We are subject to applicable rules and regulations relating to our relationship with our employees, including wage and hour regulations, health and workers' compensation benefits, unemployment taxes, overtime and working conditions and immigration status. Accordingly, legislated increases in the federal minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, would increase our labor costs, which could have a material adverse effect on us.

We face significant competition from national, regional, local and internet retailers of furniture and mattresses, home appliances, and consumer electronics. The retail market for consumer electronics, furniture and mattresses is highly fragmented and intensely competitive and the market for home appliances is concentrated among a few major dealers. We currently compete against a diverse group of retailers, including national mass merchants, specialized national retailers, home improvement stores, and locally-owned regional or independent retail specialty stores that sell furniture and mattresses, home appliances, consumer and electronics, similar, and often identical, to those items we sell. We also compete with retailers that market products using store catalogs and the internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. Additionally, we compete to some extent against companies offering weekly or monthly rent-to-own payment options to credit constrained consumers for products for the home similar to those offered by us.
We may not be able to compete successfully against existing and future competitors. Some of our competitors have financial resources that may be substantially greater than ours and they may be able to purchase inventory at lower costs and better endure economic downturns. If we cannot offer competitive prices to our customers, our sales may decline or we may be required to accept lower profit margins. Our competitors may respond more quickly to new or emerging technologies and may have greater resources to devote to promotion and sale of products and services. If two or more competitors consolidate their businesses or enter into strategic partnerships, they may be able to compete more effectively against us.
Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:

•	Expansion by our existing competitors or entry by new competitors into markets where we currently operate;

•	Lower pricing;

•	Aggressive advertising and marketing;

•	Extension of credit to customers on terms more favorable than we offer;

•	Larger store size, or innovative store formats, which may result in greater operational efficiencies; and

•	Adoption of improved retail sales methods.
Competition from any of these sources could cause us to lose market share, sales and customers, limit our ability to attract new customers, increase expenditures or reduce prices, any of which could have a material adverse effect on us.
Changes in customer demand and product mix could materially adversely affect our business. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our ability to maintain and increase sales depends to a large extent on the introduction and availability of new products and technologies and our ability to respond timely to customer demands and preferences for such new products. It is possible that the introduction of new products will never achieve widespread consumer acceptance or will be supplanted by alternative products and technologies that do not offer us a similar sales opportunity or are sold at lower price points or margins. We may be unable to anticipate these buying patterns which could result in a material adverse effect on us. In addition, we often make commitments to purchase products from our vendors several months in advance of proposed delivery dates. Significant deviation from the projected demand for products that we sell could affect our inventory strategies which may have an adverse effect on us, either from lost sales or lower margins due to the need to reduce prices to dispose of excess inventory.
Furthermore, due to our increasing emphasis on furniture and mattress offerings, we are building larger new stores and investing additional capital to expand existing stores to accommodate those offerings. If we are unable to execute on our furniture and mattress offering strategy, it could have a material adverse effect on us.
We may experience significant price pressures over the life cycle of our products from competing technologies and our competitors. Prices for many of our products decrease over their life cycle. Such decreases often result in decreased gross profit margins. Suppliers may also take various steps, including manufacturing lower-cost inventory in higher volumes, to increase their own profitability, which may negatively impact our margins and, as a result, our profitability. Typically, new products, such as LED, OLED, Ultra HD, and internet-ready televisions and Blu-ray players are introduced at relatively high price points that are then gradually reduced as the product becomes mainstream. To sustain same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of products helps drive unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. We continue to adjust our marketing strategies to address this challenge through the introduction of new product categories and new products within our existing categories. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices than we anticipated. In addition, we may not be able to maintain our historical margin levels in the future due to increased sales of lower margin products, such as personal electronics products, and declines in average selling prices of key products, such as consumer electronics and home appliances. If sales of lower margin items continue to increase and replace sales of higher margin items, or if our consumer electronics products average selling prices decrease due to the maturity of their life cycle, our gross margin and overall gross profit levels may be materially adversely affected.
A disruption in our relationships with, the operations of, or the supply of product from any of our key suppliers could have a material adverse effect on us. The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers. We do not have long-term supply agreements or exclusive arrangements with the majority of our vendors. We typically order our inventory through the issuance of individual purchase orders to vendors. We have no contractual assurance of the continued supply of merchandise we currently, or would like to, offer our customers. We also rely on our suppliers for funds in the form of vendor allowances. We may be subject to rationing by suppliers with respect to a number of limited distribution items. In addition, while we purchase products from approximately 130 manufacturers and distributors, we rely heavily on a relatively small number of suppliers. For example, during fiscal year 2017, 63.0% of our total inventory purchases were from six vendors. The loss of any one or more of our key suppliers or failure to establish and maintain relationships with these and other vendors, and limitations on the availability of inventory or repair parts, could have a material adverse effect on our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices, and on our results of operations and financial condition.
If one of our vendors were to go out of business or were to be unable to fund amounts due to us, including payments due for returns of product and warranty claims, it could have a material adverse effect on our results of operations and financial condition. Catastrophic or other unforeseen events could materially adversely impact the supply and delivery to us of products manufactured far from our sales facilities, which could materially adversely impact our results of operations. In addition, because many of the products we sell are manufactured outside of the United States, we may experience labor unrest or an increase in the cost of imported vendor products, including border taxes, at any time for reasons beyond our control. Any slow-downs, disruptions or strikes at any of the ports may have a material adverse effect on our relationships with our customers and our business, potentially resulting in canceled orders by customers and reduced revenues and earnings. If imported merchandise becomes more expensive, unavailable or difficult to obtain, we may not be able to meet the demands of our customers. Products from alternative sources may also be more expensive than those our vendors currently import.
Our ability to enter new markets successfully depends, to a significant extent, on the willingness and ability of our vendors to supply merchandise to additional distribution centers and stores. If vendors are unwilling or unable to supply some or all of their products to us at acceptable prices in one or more markets, we could be materially adversely affected.
Furthermore, we rely on credit from vendors to purchase our products. A substantial change in credit terms from vendors or vendors' willingness to extend credit to us, including providing inventory under consignment arrangements, would reduce our ability to obtain the merchandise that we sell, which could have a material adverse effect on us. In addition, if our vendors fail to continue to offer vendor allowances, or we are restricted in our ability to earn such funds, our results of operations could be materially adversely affected.
Turmoil in financial markets and economic disruptions in other parts of the world may also negatively impact our suppliers' access to capital and liquidity with which to maintain their inventory, production levels, and product quality, and operate their businesses, all of which could materially adversely affect our supply chain. It may also cause them to change their pricing policies, which could adversely impact demand for their products. Economic disruptions and market instability may make it difficult for us and our suppliers to accurately forecast future product demand trends, which could cause us to carry too much or too little merchandise in various product categories. In addition, to the extent that any manufacturer utilizes labor practices that are not commonly accepted in the United States, we could be materially adversely affected by any resulting negative publicity.
Our changes in same store sales fluctuate significantly. Our historical changes in same store sales have fluctuated significantly from quarter to quarter. A number of factors have historically affected, and are likely to continue to affect, our same store sales, including:

•	Changes in competition, such as pricing pressure, and the opening of new stores by competitors in our markets;

•	General economic conditions;

•	New product introductions;

•	Changes in our marketing programs;

•	Consumer trends;

•	Changes in our merchandise mix;

•	Changes in the relative sales price points of our major product categories;

•	Underwriting standards for our customers purchasing merchandise on credit;

•	Our ability to offer credit programs attractive to our customers;

•	The impact of any new stores on our existing stores;

•	Weather conditions in our markets;

•	Timing of promotional events;

•	Timing, location and participants of major sporting events;

•	The number of new store openings;

•	The percentage of our stores that are mature stores that tend to be smaller or have fewer assortment of higher margin products, such as furniture;

•	The locations of our stores and the traffic drawn to those areas;

•	How often we update our stores; and

•	Our ability to execute our business strategy effectively.
Our business could be materially adversely affected by changes in consumer protection laws and regulations. Federal and state consumer protection laws, regulations and agencies, such as the Fair Credit Reporting Act (“FCRA”) and the Consumer Financial Protection Bureau (“CFPB”), heavily regulate the way we conduct business and could limit the manner in which we may offer and extend credit and collect on our accounts. Because a substantial portion of our sales are financed through our credit offerings any adverse change in the regulation of consumer credit could have a material adverse effect on us.
New laws or regulations, or new interpretations of existing laws or regulations, could limit the amount of interest or fees that may be charged on consumer credit accounts, including by reducing the maximum interest rate that can be charged in the states in which we operate, or impose limitations on our ability to collect on account balances, which could have a material adverse effect on us. Compliance with existing and future laws or regulations, including regulations that may be applicable to us under the Dodd-Frank Act, could require the expenditure of substantial resources. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional licensing expenses, any of which could result in a material adverse effect on us.
We have procedures and controls in place that we believe are reasonable to monitor compliance with the numerous federal and state laws and regulations and believe we are in compliance with such laws and regulations. However, these laws and regulations are complex, differ between jurisdictions and are often subject to interpretation. As we expand into additional jurisdictions and offer new credit products such as our direct consumer loans, the complexities grow. Compliance with these laws and regulations is expensive and requires the time and attention of management. If we do not successfully comply with laws, regulations, or policies, we could incur fines or penalties, lose existing or new customers, or suffer damage to our reputation. Changes in these laws and regulations can significantly alter our business environment, limit business operations, and increase costs of doing business, and we may not be able predict the impact such changes would have on our profitability.
The Consumer Financial Protection Bureau may reshape the consumer financial laws and there continues to be uncertainty as to how the agency's actions will impact our business. The Dodd-Frank Act comprehensively overhauled the financial services industry within the United States and established the CFPB. The CFPB has enforcement and rulemaking authority under certain federal consumer financial laws, including the TILA, ECOA, FCRA, FDCPA, and GLB. This means, for example, that the CFPB has the ability to adopt rules that interpret provisions of the FDCPA, potentially affecting all facets of debt collection. In addition, the CFPB has issued guidance in the form of Bulletins on debt collection and credit furnishing activities generally, including Bulletins that address furnisher requirements and the application of the CFPB’s prohibition on “unfair, deceptive, or abusive” acts or practices with respect to debt collection.
On June 2, 2016, the CFPB proposed a rule to require certain consumer installment lenders to take steps to make sure consumers can repay their loans. The CFPB proposal, among other things, requires lenders to use credit reporting systems to report and obtain information on certain loans and borrowers. Some of our consumer loan products may be affected by these rules if or when they are finalized and adopted. We do not currently know the nature and extent of the final rules the CFPB may adopt, but they could have the effect of reducing revenue to us from certain loans, reducing the likelihood of collections, or make continuance of those loans impractical or unprofitable.
In addition, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to the products we offer. The system could inform future agency decisions with respect to regulatory, enforcement, or examination focus. The CFPB is authorized to collect fines and provide consumer restitution in the event of violations of certain consumer financial service laws, engage in consumer financial education, request data, and promote the availability of financial services to under-served consumers and communities. There continues to be uncertainty as to how, or if, the CFPB and its strategies and priorities will impact our businesses and our results of operations going forward and could result in new regulatory requirements and regulatory costs for us.

Although we have committed substantial resources to enhancing our compliance programs, changes in regulatory expectations, interpretations or practices could increase the risk of enforcement actions, fines and penalties. Actions by the CFPB, FTC and various state agencies could result in requirements to alter our products and services that would make our products less attractive to consumers or impair our ability to offer them profitably. Future actions by regulators that discourage the use of products we offer or steer consumers to other products or services could result in reputational harm and a loss of customers. Should the CFPB, FTC and various state agencies change regulations adopted in the past by other regulators, or modify past regulatory guidance, our compliance costs and litigation exposure could increase. Our litigation exposure could also increase if the CFPB exercises its authority to limit or ban arbitration clauses. This additional focus and regulatory oversight could significantly increase operating costs.
We are required to comply with laws and regulations regulating credit extensions and other dealings with customers and our failure to comply with applicable laws and regulations, or any adverse change in those laws or regulations, could have a negative impact on our business. A substantial portion of our customers finance purchases through our credit offerings. The extension of credit to consumers and related collection efforts is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements on the origination, servicing and enforcement of credit accounts. These laws include, but are not limited to, TILA, ECOA, the Dodd-Frank Act, FCRA, GLB, FTCA and the Telephone Consumer Protection Act. Our business practices, marketing and advertising terms, procedures and practices for credit applications and underwriting, terms of credit extensions and related disclosures, data privacy and protection practices, and collection practices, may be subject to periodic or special reviews by regulatory and enforcement authorities under the foregoing laws. These reviews could range from investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If, as part of these reviews, the regulatory authorities conclude that we are not complying with applicable laws or regulations, they could request or impose a wide range of sanctions and remedies including requiring changes in advertising and collection practices, changes in our credit application and underwriting practices, changes in our data privacy or protection practices, changes in the terms of our credit or other financial products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our credit or other financial products within one or more states, or nationwide.
Negative publicity relating to any specific inquiry or investigation, regardless of whether we have violated any applicable law or regulation or the extent of any such violation, could negatively affect our reputation, our brand and our stock price, which could have a material adverse effect on us. If any deficiencies or violations of law or regulations are identified by us or asserted by any regulator or other person, or if any regulatory or enforcement authority or court requires us to change any of our practices, the correction of such deficiencies or violations, or the making of such changes, could have a material adverse effect on us. We face the risk that restrictions or limitations resulting from the enactment, change, or interpretation of federal or state laws and regulations, such as the Dodd-Frank Act, could negatively affect our business activities, require us to make significant expenditures or effectively eliminate credit products or other financial products currently offered to customers.
Any failure on our part to comply with legal requirements in connection with credit or other financial products, or in connection with servicing or collecting our accounts or otherwise dealing with consumers, could significantly impair our ability to collect the full amount of the account balances and could subject us to substantial liability for damages or penalties. The institution of any litigation of this nature, or the rendering of any judgment against us in any litigation of this nature, could have a material adverse effect on us.
We may also expand into additional jurisdictions or offer new credit products in existing jurisdictions. We must comply with the laws of each jurisdiction we operate in, which are not uniform. New or different laws in new jurisdictions into which we expand, or changes to the laws in those jurisdictions or the ones in which we currently operate, could increase our compliance costs, expose us to litigation risk or otherwise have a material adverse effect on us.
We have been named as a defendant in multiple securities class action lawsuits and shareholder derivative lawsuits, and are also subject to an ongoing SEC investigation. Potential similar or related litigation or investigations could result in substantial damages and may divert management's time and attention from our business. We and certain of our current and former officers and directors are named as defendants in securities class action lawsuits and in related shareholder derivative lawsuits. We are also subject to an ongoing SEC investigation. Each of these matters is described in more detail in Part II, Item 8., in Note 14, Contingencies, of the Consolidated Financial Statements of this Annual Report on Form 10-K.
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
The lawsuits and SEC investigation could result in the diversion of management's time and attention away from business operations, which could harm our business and also harm our relationships with existing customers and vendors. They may also materially damage our reputation and the value of our brand. Our legal expenses incurred in defending the lawsuits and responding to the

SEC investigation could be significant, and a ruling against us, or a settlement of any of these matters, could have a material adverse effect on us.
There can be no assurance that any litigation to which we are, or in the future may become, a party will be resolved in our favor. These lawsuits and any other lawsuits that we may become party to are subject to inherent uncertainties, and the costs to us of defending litigation matters will depend upon many unknown factors. Any claim that is successfully decided against us may require us to pay substantial damages, including punitive damages, and other related fees, or prevent us from selling certain of our products. Regardless of whether lawsuits are resolved in our favor or if we are the plaintiff or the defendant in the litigation, any lawsuits to which we are or may become a party will likely be expensive and time consuming to defend or resolve.
Judicial or administrative decisions, CFPB rule-making or amendments to the Federal Arbitration Act (“FAA”) could render the arbitration agreements the Company uses illegal or unenforceable. Dispute arbitration provisions are commonplace in our customer credit arrangements. These provisions are designed to allow the Company to resolve customer disputes through individual arbitration rather than in court. The Company’s arbitration provisions explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, the Company’s arbitration arrangements, if enforced, have the effect of mitigating class and collective action exposure. In the past, various courts and administrative authorities have concluded that arbitration agreements with class action waivers are unenforceable, particularly where a small dollar amount is in controversy on an individual basis. Moreover, on May 5, 2016, the CFPB proposed rules that would prohibit consumer financial services companies from using class action waivers in consumer arbitration clauses. Any judicial or administrative decisions, federal legislation or final CFPB or other administrative rule that would impair the Company’s ability to enter into and enforce consumer dispute arbitration agreements with class action waivers could significantly increase the Company’s exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions. Such litigation could have a material adverse effect on us.
Pending litigation relating to the sale of credit insurance and the sale of repair service agreements in the retail industry could have a material adverse effect on us. State attorneys generals and private plaintiffs have filed lawsuits against other retailers relating to improper practices in connection with the sale of credit insurance and repair service agreements in several jurisdictions around the country. We offer credit insurance in our stores on sales financed under our credit programs and require customers to purchase credit insurance from us, or provide evidence from a third-party insurance provider, at their election, in connection with sales of merchandise on credit. Therefore, similar litigation could be brought against us. While we believe we are in full compliance with applicable laws and regulations, if we are found liable in any future lawsuit regarding credit insurance or repair service agreements, we could be required to pay substantial damages or incur substantial costs as part of an out-of-court settlement or require us to modify or suspend certain operations, any of which could have a material adverse effect on us. An adverse judgment or any negative publicity associated with our repair service agreements or any potential credit insurance litigation could also affect our reputation, which could have a negative impact on our cash flow and results of operations.
Pending and potential litigation regarding alleged patent infringements could result in significant costs to us to defend what we consider to be spurious claims. In recent years many participants in the manufacturing, retail and software industries have been the target of patent litigation claimants making demands or filing claims based upon alleged patent infringement through the manufacturing and selling, either in merchandise or through software and internet websites, of product or merely providing access through website portals. We, in conjunction with multiple other parties, have been (and remain) the targets of such claims. While we believe that we have not violated or infringed any third-party alleged patent rights, and intend to defend vigorously any such claims, the cost to defend, settle or pay any such claims could be substantial and could have a material adverse effect on us.
Our governance documents and state law provide certain anti-takeover measures which could prevent or delay a change in control of the Company, even if such changes would be beneficial to our stockholders. Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of the Delaware General Corporation Law (“DGCL”) could discourage, delay or prevent a merger, acquisition or other change in control of the Company, even if such change in control would be beneficial to our stockholders. These provisions include:

•	A prohibition on stockholder action without a meeting, unless such action has been approved in advance by our Board of Directors;

•	A prohibition on stockholders’ ability to call special meetings of stockholders;

•	Advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	Authorization of the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt.
Further, we are subject to Section 203 of the DGCL, which limits certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation's outstanding voting stock for a period of three years from the date the stockholder becomes a 15% stockholder. These provisions and our stockholders' rights plan, either alone or in combination with each other, could delay, deter or prevent a change of control, whether or not it is desired by, or beneficial to, our stockholders.
Our corporate actions may be substantially controlled by our principal stockholders and affiliated entities. A large proportion of our outstanding common stock is beneficially owned by a small group of principal stockholders and their affiliates, including Luxor Capital Group, L.P., Stephens Inc., Stephens Group, PAR Capital Management, Inc., and Anchorage Capital Group ("Anchorage"), LLC. Large holders, such as these, may be able to affect matters requiring approval by Company stockholders, including the election of directors and the approval of mergers or other business combination transactions. Additionally, we have granted a waiver of the applicability of the provisions of Section 203 of the DGCL to Anchorage such that Anchorage may increase its position in our common stock up to 7,870,657 shares of our common stock without being subject to Section 203's restrictions on business combinations. The concentration of ownership of our shares of common stock by the relatively small number of hedge funds and investors may:

•
Have significant influence in determining the outcome of any matter submitted to stockholders for approval, including the election of directors, mergers, consolidations, and the sale of all or substantially of our assets or other significant corporate actions;

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
Failure to effectively manage our costs could have a material adverse effect on our profitability. Certain elements of our cost structure are largely fixed in nature. Consumer spending remains uncertain, which makes it more challenging for us to maintain or increase our operating income. The competitiveness in our industry and increasing price transparency means that the focus on achieving efficient operations is greater than ever. As a result, we must continuously focus on managing our cost structure. Failure to manage our labor and benefit rates, advertising and marketing expenses, operating leases, charge-offs, other store expenses or indirect spending could materially adversely affect us.
If we cannot continue to offer third party payment solutions for customers who do not qualify for our proprietary credit offerings, our business may be impaired.  Currently, if a customer does not qualify for our credit offering for a particular purchase in our stores, but qualifies with AcceptanceNow, a payment solutions provider not affiliated with us, then we sell the applicable merchandise to AcceptanceNow, which leases the merchandise to the customer under a lease-to-own arrangement, and we record a cash sale from this arrangement. In fiscal year 2017, AcceptanceNow represented approximately 6.2% of our retail revenue. As described in Note 19. Subsequent Events in the Notes to Consolidated Financial Statements included elsewhere in this annual report, our relationship with AcceptanceNow is expected to terminate on June 6, 2017. We have been in discussions with Progressive, a subsidiary of Aaron’s, Inc., which could provide similar lease-to-own payment solutions to our customers who do not qualify for our proprietary credit offerings, and we believe that we will be able to partner with Progressive or another similar payment solution provider. Nevertheless, we may be unable to establish and leverage such a relationship on favorable terms or at all. Moreover, even if we are able to establish and leverage such a relationship with Progressive or another similar payment solution provider, such business partner’s business model will be subject to various risks that are outside of our control. If, as a result of any of these risks, our business partner becomes unable to, or otherwise determines not to continue operating with us at a level similar to the level we have historically operated with AcceptanceNow, or if we are unable to establish such a partnership on favorable terms or at all, then we could lose sales or revenue, our financial results could be adversely affected, our ability to execute our growth plan could be impeded and we could otherwise suffer a material adverse effect.
Our costs of doing business could increase as a result of changes in federal, state or local regulations. Changes in federal, state or local minimum wage requirements or changes in other wage or workplace regulations could increase our cost of doing business. In addition, changes in federal, state or local regulations governing the sale of some of our products or tax regulations could increase our cost of doing business. Also, passage of the Employer Free Choice Act or similar laws in Congress could lead to higher labor costs by encouraging unionization efforts among our employees and disruption of store operations.
Our stores are concentrated in the southern region of the United States, especially Texas, which subjects us to regional risks, such as the economy, weather conditions, hurricanes and other natural or man-made disasters. If the southern region of the United States suffers a continued or another economic downturn or any other adverse regional event, such as inclement weather, it could have a material adverse effect on us. Several of our competitors operate stores in various regions across the United States and thus may not be as vulnerable to the risks associated with operating in a concentrated region. The states and the local economies where many of our stores are located are dependent, to a degree, on the oil and gas industries, which can be very volatile due to fluctuations of commodities prices or other causes. Because of fears of climate change and adverse effects of drilling explosions and oil spills in the Gulf of Mexico, legislation has been considered, and governmental regulations and orders have been issued, which, combined with the local economic and employment conditions caused by both, could materially adversely impact the oil and gas industries and the economic health of areas in which a significant number of our stores are located. In addition, the legislative, regulatory and general business environment in Texas, where a large number of our stores are located, has been relatively favorable for our business, but negative or unexpected legislative or regulatory changes in Texas could have a material adverse effect on us.
Our information technology infrastructure is vulnerable to damage that could harm our business. Our ability to operate our business, including our ability to manage our credit and collections, operations and inventory levels, largely depends on the efficient operation of our computer hardware and software systems. We use management information systems, including our credit underwriting, loan management, inventory management and collections systems, to track inventory information at the store level, communicate customer information, aggregate daily sales and expense information and manage our credit portfolio, including processing credit applications and managing collections. In addition, we license these systems from third parties. These systems and our operations are subject to damage or interruption from:

•	Power loss, computer systems failures and internet, telecommunications or data network failures;

•	Operator negligence or improper operation by, or supervision of, employees;

•	Physical and electronic loss of data or security breaches, misappropriation and similar events;

•	Computer viruses;

•	Intentional acts of vandalism and similar events;

•	Failures on behalf of third parties from which we license certain of these systems to provide timely, quality and regular access to or maintenance of such systems; and

•	Hurricanes, fires, floods and other natural disasters.
In addition, the software that we have developed internally to use in our daily operations may contain undetected errors that could cause our network to fail or our expenses to increase. Any failure of our owned or licensed systems due to any of these causes could cause an interruption in our operations and result in reduced net sales and results of operations. Though we have implemented contingency and disaster recovery processes in the event of one or several technology failures, any unforeseen failure, interruption or compromise of our systems or our security measures could adversely affect our business and harm our reputation. The risk of possible failures or interruptions may not be adequately addressed by us or the third-parties on which we rely, and such failures or interruptions could occur. The occurrence of any failures or interruptions could have a material adverse effect on us.
Our management information systems may not be adequate to meet our evolving business and emerging regulatory needs and the failure to successfully implement new systems could negatively impact our business and financial results. We are investing capital in new information technology systems and implementing modifications and upgrades to existing systems to support our growth plan. These investments include replacing legacy systems, making changes to existing systems, building redundancies, and acquiring new systems and hardware with updated functionality. We are taking actions to ensure the successful implementation of these initiatives, including the testing of new systems and the transfer of existing data, with minimal disruptions to our business. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, may cause disruptions to our existing systems and our business, and may not provide the anticipated benefits. Any disruption in our information technology systems, or our inability to improve, upgrade, integrate or expand our systems to meet our evolving business and emerging regulatory requirements, could impair our ability to achieve critical strategic initiatives and could have a material adverse effect on us.
Changes in premium and commission rates on the insurance products we sell or our inability to maintain our insurance licenses requirements in the states in which we operate could have a material adverse effect on us. We derive a significant portion of our revenues and operating income from the commissions we earn from the sale of various insurance products of third-party insurers to our customers. These products include credit insurance, repair service agreements and product replacement policies. Most states and many local jurisdictions in which we operate require registration and licenses to sell these products or otherwise conduct our business. These states and local jurisdictions have, in many cases, established criteria the Company must satisfy in order to obtain, maintain and renew these licenses. For example, certain states or other jurisdictions require the Company to meet or exceed certain operational, advertising, disclosure, collection and recordkeeping requirements and to maintain a minimum amount of net worth or equity. From time to time, the Company is subject to audits in these jurisdictions to ensure it is satisfying the applicable requirements in order to maintain these necessary licenses. If, for any reason, we are unable to satisfy these requirements, we might be unable to maintain our insurance licenses in the states and other jurisdictions in which we operate, we might be subject to various fines and penalties or store closures, or our requests for new or renewed licenses may be denied, any of which consequences could have a material adverse effect on us. In addition, any material claims or future material litigation involving our repair service agreements or product replacement policies, or any decline in the commissions we retain from our sales of the insurance products declines, it may have a material adverse effect on us.
If we are unable to continue to offer third-party repair service agreements to our customers, we could incur additional costs or repair expenses, which could materially adversely affect us. There are a limited number of insurance carriers that provide repair service agreement programs. If repair service agreement programs become unavailable from our current providers for any reason, we may be unable to provide repair service agreements to our customers on the same or similar terms, or at all. Even if we are able to obtain a substitute provider, higher premiums may be required, which could have a material adverse effect on our profitability if we are unable to pass along the increased cost of such coverage to our customers. Inability to maintain the repair service agreement program could cause fluctuations in our repair expenses, impact our credit portfolio losses, and cause greater volatility of earnings and could require us to become the obligor under new contracts we sell.
If we are unable to maintain group credit insurance policies from insurance carriers, which allow us to offer their credit insurance products to our customers purchasing our merchandise on credit, our revenues may be reduced or our credit losses may increase. There are a limited number of insurance carriers that provide credit insurance coverage for sale to our customers. If credit insurance becomes unavailable for any reason we may be unable to offer substitute coverage on the same or similar terms, or at all. Even if we are able to obtain substitute coverage, it may be at higher rates or reduced coverage, which could affect customer acceptance of these products, reduce our revenues or increase our credit losses.
Changes in trade regulations, currency exchange rate fluctuations and other factors beyond our control could adversely affect our business. A significant portion of our inventory is manufactured or assembled overseas and in Mexico. Changes in trade regulations, currency fluctuations, border taxes, or other factors beyond our control may increase the cost of items we purchase or create shortages of these items, which in turn could have a material adverse effect on us. Conversely, significant reductions in the cost of these items in U.S. dollars may cause a significant reduction in the retail prices of those products, resulting in a material adverse effect on us. In addition, commissions earned on our credit insurance, repair service agreement or product replacement agreement products could be materially adversely affected by changes in statutory premium rates, commission rates, adverse claims experience and other factors.
Our costs to protect our intellectual property rights, infringement of which could impair our name and reputation, could be significant. We believe that our success and ability to compete depends in part on consumer identification of the name “Conn's” and we rely on certain trademark registrations and common law rights to protect the distinctiveness of our brand. We intend to protect vigorously our trademarks against infringement, misappropriation or dilution by others. A third-party, however, could attempt to misappropriate our intellectual property or claim that our intellectual property infringes or otherwise violates third-party trademarks in the future. Any litigation or claims relating to our intellectual property brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on us.
Failure to protect the security of our customer's information or failure to comply with data privacy and protection laws could expose us to litigation, compromise the integrity of our products, damage our reputation and materially adversely affect us. Our business regularly captures, collects, handles, processes, transmits and stores significant amounts of sensitive information about our customers, employees and others, including financial records, credit and business information, and certain other personally identifiable or other sensitive personal information. A number of other retailers have experienced security breaches, including a number of highly publicized incidents involving well-known retailers. To our knowledge, we have not suffered a significant security breach. In addition, we rely on the secure operation of our website, the internet and other third-party systems generally to assist us in the collection and transmission of the sensitive data we collect. Our information systems are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (including credit card information breaches), vandalism, catastrophic events and human error or malfeasance. A compromise of our information security controls or of those businesses with which we interact, which results in confidential information being accessed, obtained, damaged, or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers and clients, financial institutions, payment card associations and other persons, any of which could materially adversely affect us. Moreover, a data security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. If our information systems are damaged, fail to work properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical information, customer disruption and interruptions or delays in our ability to perform essential functions and implement new and innovative services. In addition, compliance with changes in privacy and information security laws and standards may result in considerable expense due to increased investment in technology and the development of new operational processes.
We maintain data breach and network security liability insurance, but we cannot be certain that our coverage will be adequate for any liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms or at all. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, which would divert resources from the growth and expansion of our business.

We may incur property, casualty or other losses not covered by insurance. We maintain a program of insurance coverage for various types of property, casualty and other risks. The types and amounts of insurance that we obtain vary from time to time, depending on availability, cost and our decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. Losses not covered by insurance could be substantial and may increase our expenses, which could harm our results of operations and financial condition.
Our tax liabilities could be materially impacted by any changes in the tax laws of the jurisdictions in which we operate, beginning operations in new states, and assessments as a result of tax audits. Legislation could be introduced at any time that changes our tax liabilities in a way that has a material adverse effect on us. In particular, because of the extent of our operations in Texas, the Texas margin tax, which is based on gross profit rather than earnings, can create significant volatility in our effective tax rate. In addition, our entry into new states in the future could subject us to additional tax rate volatility, dependent upon the tax laws in place in those states. Moreover, during fiscal year 2017, we recorded additional sales tax audit reserve based on a recent assessment of prior year periods and our estimate related to post-audit periods. In the event that actual results differ from our estimate, we may need to adjust our reserve, which could materially impact our financial condition and results of operations.
We are subject to sales, income and other taxes, which can be difficult and complex to calculate due to the nature of our business. A failure to correctly calculate and pay such taxes could result in substantial tax liabilities and have a material adverse effect on us. The application of indirect taxes, such as sales tax, is a complex and evolving issue and we may not have accrued or remitted required amounts to various jurisdictions. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of e-commerce and, therefore, in many cases it is not clear how existing statutes apply to certain aspects of our business and we rely on advice from our third-party tax advisors. In addition, governments are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes. This also could result in other adverse changes in or interpretations of existing sales, income and other tax regulations, the exact nature or effect of which cannot be reasonably calculated, but which could have a material adverse effect on us.
Failure to successfully utilize and manage e-commerce, and to compete effectively with the growing e-commerce sector, could materially adversely affect our business and prospects. Our website provides new and existing customers with the ability to review our product offerings and prices, apply for credit, and access and make payments on their credit accounts. Customers may also purchase certain products on our website using a credit card. Our website is a significant component of our advertising strategy. We believe our website represents a possible source for future sales and growth in our credit collections. In order to promote our products and services, allow our customers to complete credit applications in the privacy of their homes and on their mobile devices and make payments on their accounts, and drive traffic to our stores, we must effectively create, design, publish and distribute content over the internet. There can be no assurance that we will be able to design and publish web content with a high level of effectiveness or grow our e-commerce business in a profitable manner. Certain of our competitors, and a number of e-commerce retailers, have established e-commerce operations against which we compete for customers. It is possible that the increasing competition from the e-commerce sector may reduce our market share, gross margin or operating margin, and may have a material adverse effect on us.
Our reputation, ability to do business and operating results may be impaired by improper conduct by any of our employees, agents or business partners. Our employees, agents or business partners may violate the policies and procedures we have implemented to ensure compliance with applicable laws. Improper actions by any of the foregoing could subject us to civil, criminal or administrative investigations, could lead to substantial civil and criminal, monetary and non-monetary penalties, and related shareholder lawsuits, could cause us to incur significant legal fees, and could damage our reputation.
If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity, our business could be materially adversely impacted. Criminals are using increasingly sophisticated methods to engage in illegal activities such as paper instrument counterfeiting, fraudulent payment or refund schemes and identity theft. As we make more of our services available over the internet and other media, and as we expand into new geographic regions without an established customer base, we subject ourselves to increased consumer fraud risk. While we believe past incidents of fraudulent activity have been relatively isolated, we cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. We use a variety of tools to protect against fraud, but these tools may not always be successful at preventing such fraud. Instances of fraud may result in increased costs, including possible settlement and litigation expenses, and could have a material adverse effect on us.
Because the Company maintains a significant supply of cash and inventories in its stores, the Company may be subject to employee and third-party robberies, burglaries and thefts, and may be subject to liability as a result of crimes at its stores. The Company’s business requires it to maintain a significant supply of cash, loan collateral and inventories in most of its stores. As a result, the Company is subject to the risk of robberies, burglaries and thefts. Although the Company has implemented various programs in an effort to reduce these risks, maintains insurance coverage for robberies, burglaries and thefts and utilizes various security measures at its facilities, there can be no assurance that robberies, burglaries and thefts will not occur. The extent of the Company’s cash, loan collateral and inventory, losses or shortages could increase as it expands the nature and scope of its products and services. Robberies, burglaries and thefts could lead to losses and shortages and could have a material adverse effect on us. It is also possible that violent crimes such as armed robberies may be committed at the Company’s stores. The Company could experience liability or adverse publicity arising from such crimes. For example, the Company may be liable if an employee, customer, guard or bystander suffers bodily injury or other harm. Any such event may have a material adverse effect on the Company.
We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs. We lease most of our store locations, our corporate headquarters and our distribution centers. Our continued growth and success depends in part on our ability to locate property for new stores and renew leases for existing locations. There is no assurance that we will be able to locate real estate and negotiate leases for new stores, or renegotiate leases for existing locations on the same or similar terms, or on favorable terms at all, and we could be forced to move or exit a market as a result. Furthermore, a significant rise in real estate prices or real property taxes could result in an increase in store lease expense as we open new locations and renew leases for existing locations, thereby negatively impacting our results of operations. Our inability to renew, extend or replace expiring store leases could have a material adverse effect on us.
We depend primarily on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses, we may not be able to service our lease expenses, which could materially adversely affect us. If an existing or future store is not profitable, and we decide to close it, we may be nonetheless committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we might not satisfy the contractual requirements for early cancellation under that lease. Our inability to enter into new leases or renew existing leases on terms acceptable to us, or be released from our obligations under leases for stores that we close, could materially adversely affect us.
Failure to maintain positive brand perception and recognition could have a negative impact on our business. Maintaining a good reputation is critical to the success of our business. The considerable expansion of the use of social media by our customers (including, but not only, as a result of our technological outreach), has increased the risk that our reputation could be negatively impacted in a short amount of time. If we are unable to quickly and effectively respond to criticism of our brand or reputation (on any basis), we may suffer declines in customer loyalty and traffic, vendor relationship issues, and other consequences, all of which could have a material adverse effect on us.
If our third-party delivery services are unable to meet our promised delivery schedule, our net sales may decline due to a decline in customer satisfaction. For many purchases, we offer next day delivery to our customers that we outsource to third-party delivery services. These third-parties are subject to risks that are beyond our control and, if they fail to timely or satisfactorily deliver our products, we may lose business from customers in the future and could suffer damage to our reputation. The loss of customers or damage to our reputation could have a material adverse effect on us.
Our failure to maintain an effective system of internal controls could result in inaccurate reporting of financial results and harm our business. We are required to comply with a variety of reporting, accounting and other rules and regulations. As such, we maintain a system of internal control over financial reporting, but there are limitations inherent in internal control systems. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be appropriate relative to their costs. Furthermore, compliance with existing requirements is expensive and we may need to implement additional finance and accounting and other systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, and otherwise materially adversely impact us.
Stock market volatility may materially adversely affect the market price of our common stock. The Company's common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the price of our common stock to fluctuate substantially, including:

•	General market fluctuations resulting from factors not directly related to our operations or the inherent value of our common stock;

•	State or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations;

•	Announcements of developments related to our business or our competitors;

•	Fluctuations in our operating results and the provision for bad debts;

•	General conditions in the consumer financial service industry, the domestic or global economy or the domestic or global credit or capital markets;

•	Changes in financial estimates by securities analysts;

•	Our failure to meet the expectations of securities analysts or investors;

•	Negative commentary regarding us and corresponding short-selling market behavior;

•	Adverse developments in our relationships with our customers or vendors;

•	Legal proceedings brought against the Company or its officers and directors; and

•	Changes in our senior management team.
Due to the volatility of our stock price, we are and may be in the future the target of securities litigation. Such lawsuits generally result in the diversion of management's time and attention away from business operations, which could materially adversely affect us. In addition, the costs of defense and any damages resulting from such litigation, a ruling against us, or a settlement of any such litigation could materially adversely affect our financial results.
We face risks with respect to product liability claims and product recalls, which could materially adversely affect our reputation, our business, and our consolidated results of operations. We purchase merchandise from third-parties and offer this merchandise to customers for sale. This merchandise could be subject to recalls and other actions by regulatory authorities. Changes in laws and regulations could also impact the type of merchandise we offer to customers. We have experienced, and may in the future experience, recalls of merchandise. In addition, individuals may in the future assert claims that they have sustained injuries from third-party merchandise offered by us, and we may be subject to future lawsuits relating to these claims. These claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Any of the issues mentioned above could result in damage to our reputation, diversion of development and management resources, or reduced sales and increased costs, any of which could have a material adverse effect on us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The number of stores, distribution centers/cross-dock facilities, and corporate offices we operate, together with location and square footage information, are disclosed in Part I, Item 1., Business, under the caption "Store Operations," of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS.
The information set forth in Part II, Item 8., in Note 14, Contingencies, of the Consolidated Financial Statements of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Holders
As of March 23, 2017, we had approximately 140 common stockholders of record and an estimated 6,100 beneficial owners of our common stock. The principal market for our common stock is the NASDAQ Global Select Market ("NASDAQ"), where it is traded under the symbol "CONN." Information regarding the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported by the NASDAQ is summarized as follows:

	Price Range
	Fiscal Year 2017		Fiscal Year 2016
	High	Low	High	Low
First quarter	$21.48	$10.25	$33.78	$15.11
Second quarter	$13.92	$6.70	$43.95	$27.96
Third quarter	$12.41	$6.54	$35.49	$18.90
Fourth Quarter	$14.70	$8.10	$28.00	$11.49

Dividends
No cash dividends were declared or paid in fiscal year 2017 or fiscal year 2016. We do not anticipate paying dividends in the foreseeable future. Any future payment of dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders. See Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources."
Share Repurchases
On November 30, 2016, the Board of Directors terminated our share repurchase programs. We did not engage in any share repurchase activity under our share repurchase program during fiscal year 2017.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information as of January 31, 2017, relating to our equity compensation plans to which grants of options, restricted stock units or other rights to acquire shares of our common stock may be granted from time to time:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by stockholders	1,447,000	$12.69	1,907,236

Equity compensation plans not approved by stockholders	—		—
Total	1,447,000	$12.69	1,907,236
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total returns of the NASDAQ U.S. Stock Market Index and a customized peer group index comprised of Restoration Hardware, Pier 1 Imports, Aaron’s Rent-A-Center, La-Z-Boy, Cash America, Mattress Firm Holdings, Select Comfort, Ethan Allen, EZCORP, Haverty Furniture, Tuesday Morning, hhgregg and Gordman’s Stores (the "Peer Group"). The graph assumes an investment of $100 at the close of trading on January 31, 2012, and reinvestment of any dividends. The stock performance shown below is based solely on historical data and is not necessarily indicative of future performance.

	Base Period	Returns for the Fiscal Years Ended January 31,
	January 31, 2012	2013	2014	2015	2016	2017
Company/Index:
Conn's, Inc.	$100.00	$245.17	$523.36	$135.69	$106.21	$90.95
NASDAQ U.S. Stock Market Index	$100.00	$113.13	$149.71	$171.11	$172.32	$212.34
Peer Group	$100.00	$109.09	$108.09	$132.95	$85.93	$96.01
The information set forth under the heading "Performance Graph" is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to the SEC's proxy rules or to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated into any of our prior or subsequent filings under the Securities Act of 1933, as amended ("Securities Act") or the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth selected historical financial information and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Historical data is not necessarily indicative of our future results of operations or financial condition. Refer to Part 1, Item 1A., Risk Factors, included in this Annual Report on Form 10-K. We have derived the selected statement of operations and balance sheet data as of and for each of the years ended January 31, 2017, 2016, 2015, 2014 and 2013 from our audited consolidated financial statements.

	As of and for the Year Ended January 31,
(dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenues:
Total net sales	$1,314,471	$1,322,589	$1,220,976	$991,840	$714,267
Finance charges and other revenues	282,377	290,589	264,242	201,929	150,765
Total revenues	$1,596,848	$1,613,178	$1,485,218	$1,193,769	$865,032
Operating income(1)	$64,098	$113,716	$119,867	$161,852	$100,512
Net (loss) income(2)	$(25,562)	$30,855	$58,513	$93,449	$52,612
(Loss) earnings per common share:
Basic	$(0.83)	$0.88	$1.61	$2.61	$1.60
Diluted	$(0.83)	$0.87	$1.59	$2.54	$1.56
Balance Sheet Data:
Working capital	$920,292	$1,016,875	$760,666	$586,384	$361,779
Inventories	$164,856	$201,969	$159,068	$120,530	$73,685
Customer portfolio balance	$1,556,439	$1,587,856	$1,365,807	$1,068,270	$741,544
Total assets	$1,941,134	$2,025,300	$1,645,804	$1,297,986	$909,305
Total debt, net	$1,145,242	$1,249,678	$772,892	$536,051	$294,505
Total stockholders' equity	$517,790	$538,281	$653,670	$589,290	$474,450
Selected Operating Data:
Change in same stores sales(3)	(6.3)%	0.5%	8.0%	26.5%	14.3%
Retail gross margin(4)	37.4%	37.0%	36.4%	36.5%	32.3%
Interest income and fee yield	15.4%	16.3%	17.7%	17.9%	18.6%
Selling, general and administrative expense as a percent of total revenues	28.9%	27.0%	26.3%	25.4%	26.6%
Provision for bad debts as a percentage of average outstanding balance(5)	15.5%	15.2%	16.1%	11.0%	7.0%
Bad debt charge-offs, net of recoveries, as a percentage of average outstanding balance	14.4%	12.4%	10.1%	8.0%	8.0%
Operating margin	4.0%	7.0%	8.1%	13.6%	11.6%
Return on average equity(6)	(4.8)%	5.2%	9.4%	17.6%	12.7%
Percent of retail sales financed in-house, including down payment	72.0%	81.8%	78.0%	77.3%	70.9%
Weighted-average monthly payment rate(7)	4.92%	4.89%	5.11%	5.28%	5.42%
Number of stores:
Beginning of fiscal year	103	90	79	68	65
Opened	10	15	18	14	5
Closed	—	(2)	(7)	(3)	(2)
End of fiscal year	113	103	90	79	68

(1)	Operating income includes the following charges and credits:

	Year Ended January 31,
(in thousands)	2017	2016	2015	2014	2013
Store and facility closure costs	$1,089	$637	$3,646	$2,117	$2,071
Legal and professional fees related to the exploration of strategic alternative and securities-related litigation	101	3,153	1,135	—	—
Sales tax audit reserve	1,434	2,748	—	—	—
Executive management transition costs	234	1,506	—	—	—
Loss from retirement of leasehold improvement	1,986	—	—	—	—
Employee severance	1,634	—	909	—	628
Vehicle lease terminations	—	—	—	—	326
Charges and credits	$6,478	$8,044	$5,690	$2,117	$3,025

(2)	Net income (loss) includes pre-tax loss from extinguishment of debt for fiscal years 2016 and 2013 of $1.4 million and $0.9 million, respectively.

(3)
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

(4)
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

(5)	Amount does not include retail segment provision for bad debts.

(6)	Return on average equity is calculated as net income (loss) divided by the average of the beginning and ending equity.

(7)	Represents the weighted-average of monthly gross cash collections received on the credit portfolio as a percentage of the average monthly beginning portfolio balance for each period.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
This section provides a discussion of our historical financial condition, cash flows and results of operations for the periods indicated herein. We encourage you to read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and related notes included herein and the discussion in Item 1. Business of this annual report on Form 10-K. This discussion contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including those factors discussed in Item 1A. Risk Factors and Part I Forward-Looking Statements that could cause actual results to differ materially from the results described or implied by such forward-looking statements. All dollar amounts in the tables in the following discussion and analysis are stated in United States dollars unless otherwise indicated.
Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.
Executive Summary
Total revenues decreased by $16.3 million for fiscal year 2017 compared to fiscal year 2016. The decrease in total revenue was primarily driven by a decrease in same store sales of approximately 6%, partially offset by new store sales growth. Slower sales growth was impacted by underwriting changes made in the fourth quarter of fiscal year 2016 and during fiscal year 2017. The decrease in credit revenue was the result of lower credit insurance commissions due to higher claim volumes in Louisiana after the August 2016 floods, lower average rates in new states and lower origination volume, as well as the lower yield rate of 15.4%, which was 90 basis points lower than a year ago, partially offset by growth in the average balance of the customer receivable portfolio of 6.5%.
Retail gross margin for fiscal year 2017 was 37.4%, an increase of 40 basis points over 37.0% in the previous year. The increase in retail gross margin was driven by improved product margin and an increase in repair service agreement commissions, partially offset by the impact the decline in sales had on our fixed warehouse, delivery, and transportation costs.
Selling, general and administrative expenses ("SG&A") for fiscal year 2017 was $460.9 million, an increase of $24.8 million, or 5.7%, over the prior year. The increase in SG&A for the retail segment was primarily due to higher new store occupancy, advertising and compensation, which resulted in an increase as a percent of segment revenues of 110 basis points as compared to the prior year period. The increase in SG&A for the credit segment was driven by the additional investments in credit personnel to improve long-term credit performance. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the current period increased 30 basis points as compared to the prior year period. Total SG&A was also impacted by investments we are making in information technology and other personnel to support long-term performance improvement initiatives.
Provision for bad debts for fiscal year 2017 was $242.3 million, an increase of $20.1 million from the prior year. The year-over-year increase was impacted by the following:

•	A 6.5% increase in the average receivable portfolio balance resulting from new store openings over the past 12 months;

•	A 2.0% increase in charge-offs, net of recoveries, as a percentage of the average customer portfolio balance outstanding in fiscal year 2017 as compared to fiscal year 2016; and

•
A 1.5% increase in the allowance for bad debts as a percentage of the total customer portfolio balance outstanding for fiscal year 2017 compared to fiscal year 2016, which was impacted by an 18.0% increase in the balance of customer receivables accounted for as troubled debt restructurings.

Interest expense increased to $98.6 million for fiscal year 2017, compared to $63.1 million for fiscal year 2016, reflecting the increase in outstanding debt and asset-backed notes issued by our consolidated VIEs.
Net loss for fiscal year 2017 was $25.6 million, or $0.83 per diluted share, which included net charges of $6.5 million, or $0.16 per diluted share on an after-tax basis, primarily from facility closures, retirement of leasehold improvements, certain other non-recurring accruals, and executive management transition costs and severance charges. Net income for fiscal year 2016 was $30.9 million, or $0.87 per diluted share, which included charges and credits of $8.0 million, or $0.17 per diluted share on an after-tax basis, related to store closures and relocations, and legal and professional fees related to our exploration of strategic alternatives and class action lawsuits.
Company Initiatives
Fiscal year 2017 was a transitional year for our leadership team and our business operations. We focused on enhancing our credit platform to improve near-term results and support the pursuit of the Company’s long-term growth objectives. While much of our focus during fiscal year 2017 was on our credit operations, our retail stores performed well, demonstrating our differentiated business model and the significant value we provide our customers. We believe our credit operations will benefit from the structural changes we are making to increase yield, reduce losses and improve overall credit performance. We delivered the following financial and operational results in fiscal year 2017:

•
During the second half of fiscal year 2017, we successfully launched in all of our 55 Texas locations our direct loan program, which increased the weighted average origination loan yield to 27.0% in the fourth quarter of fiscal year 2017 from 21.4% in the second quarter of fiscal year 2017, an increase of over 550 basis points;

•	We laid the foundation to implement our direct loan program in four additional states in fiscal year 2018, which represented approximately 14% of our originations in fiscal year 2017;

•	Revenue remained stable at $1.6 billion for fiscal year 2017 compared to $1.6 billion for fiscal year 2016, even as we tightened underwriting requirements on our credit offerings in fiscal year 2017;

•	Retail gross margin for fiscal year 2017 was 37.4%, an increase of 40 basis points over fiscal year 2016 of 37.0% driven primarily by improved product margins and mix;

•
We delivered reductions in our cost of funds on our initial note issuances under our asset-backed securitization program from approximately 9.2% in September 2015 to 7.8% in March 2016, and 6.9% in October 2016; and

•	We substantially completed our leadership transition.
We believe we are positioned to prudently execute our long-term growth strategy and reduce financial and operational risk while enhancing shareholder value. We have identified the following strategic priorities for fiscal year 2018:

•	Implement our direct loan program in up to four additional states to further enhance our yield;

•	Continue to refine and enhance our underwriting model and focus on our collection operations to reduce delinquency rates and future charge-offs to improve future credit segment profitability;

•	Lower our cost of funds;

•	Optimize our mix of quality, branded products and reduce warehouse, delivery and transportation costs to increase our retail gross margin;

•	Maintain focus on cost control of our SG&A expenses; and

•	Open three new stores.
Outlook
The broad appeal of the Conn's store to our geographically diverse core demographic, the historical unit economics and current retail real estate market conditions provide us ample room for continued expansion. There are many markets in the United States with demographic characteristics similar to our current successful store base, which provides substantial opportunities for future growth. We plan to continue to improve our operating results by leveraging our existing infrastructure and seeking to continually optimize the efficiency of our marketing, merchandising, sourcing, distribution and credit operations. As we penetrate new markets, we expect to increase our purchase volumes, achieve distribution efficiencies and strengthen our relationships with our key vendors. We also expect our increased store base and higher net sales to further leverage our existing corporate and regional infrastructure.

Results of Operations
The following tables present certain financial and other information, on a consolidated basis:

Consolidated:	Year ended January 31,			Change
(in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenues:
Total net sales	$1,314,471	$1,322,589	$1,220,976	$(8,118)	$101,613
Finance charges and other	282,377	290,589	264,242	(8,212)	26,347
Total revenues	1,596,848	1,613,178	1,485,218	(16,330)	127,960
Cost and expenses:
Cost of goods sold	823,082	833,126	777,046	(10,044)	56,080
Selling, general and administrative expense	460,896	436,115	390,176	24,781	45,939
Provision for bad debts	242,294	222,177	192,439	20,117	29,738
Charges and credits	6,478	8,044	5,690	(1,566)	2,354
Total costs and expenses	1,532,750	1,499,462	1,365,351	33,288	134,111
Operating income	64,098	113,716	119,867	(49,618)	(6,151)
Interest expense	98,615	63,106	29,365	35,509	33,741
Loss on early extinguishment of debt	—	1,367	—	(1,367)	1,367
(Loss) income before income taxes	(34,517)	49,243	90,502	(83,760)	(41,259)
(Benefit) provision for income taxes	(8,955)	18,388	31,989	(27,343)	(13,601)
Net (loss) income	$(25,562)	$30,855	$58,513	$(56,417)	$(27,658)
Supplementary Operating Segment Information
Operating segments are defined as components of an enterprise that engage in business activities and for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources and assess performance. We are a leading specialty retailer and offer a broad selection of quality, branded durable consumer goods and related services in addition to a proprietary credit solution for our core credit-constrained consumers.We have two operating segments: (i) retail and (ii) credit. Our operating segments complement one another. The retail segment operates primarily through our stores and website and its product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit segment offers affordable financing solutions to a large, under-served population of credit-constrained consumers who typically have limited credit alternatives. Our operating segments provide customers the opportunity to comparison shop across brands with confidence in our competitive prices as well as affordable monthly payment options, next day delivery and installation in the majority of our markets, and product repair service. We believe our large, attractively merchandised retail stores and credit solutions offer a distinctive value proposition compared to other retailers that target our core customer demographic. The operating segments follow the same accounting policies used in our consolidated financial statements.
We evaluate a segment’s performance based upon operating income before taxes. Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses, and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% multiplied by the average portfolio balance for each applicable period.

The following table represents total revenues, costs and expenses, operating income and income before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Year ended January 31,			Change
(dollars in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenues:
Product sales	$1,186,197	$1,199,134	$1,117,909	$(12,937)	$81,225
Repair service agreement commissions	113,615	109,730	90,009	3,885	19,721
Service revenues	14,659	13,725	13,058	934	667
Total net sales	1,314,471	1,322,589	1,220,976	(8,118)	101,613
Finance charges and other	1,569	1,639	2,566	(70)	(927)
Total revenues	1,316,040	1,324,228	1,223,542	(8,188)	100,686
Costs and Expenses:
Cost of goods	823,082	833,126	777,046	(10,044)	56,080
Selling, general and administrative expense(1)	326,078	313,694	286,925	12,384	26,769
Provision for bad debts	990	791	551	199	240
Charges and credits	6,478	8,044	5,690	(1,566)	2,354
Total costs and expenses	1,156,628	1,155,655	1,070,212	973	85,443
Operating income	159,412	168,573	153,330	(9,161)	15,243
Other expense (income), net	587	—	—	587	—
Income before income taxes	$158,825	$168,573	$153,330	$(9,748)	$15,243
Number of stores:
Beginning of fiscal year	103	90	79
Opened	10	15	18
Closed	—	(2)	(7)
End of fiscal year	113	103	90

Credit Segment:	Year ended January 31,			Change
(in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenues:
Finance charges and other revenues	$280,808	$288,950	$261,676	$(8,142)	$27,274
Costs and expenses:
Selling, general and administrative expense(1)	134,818	122,421	103,251	12,397	19,170
Provision for bad debts	241,304	221,386	191,888	19,918	29,498
Total cost and expenses	376,122	343,807	295,139	32,315	48,668
Operating income (loss)	(95,314)	(54,857)	(33,463)	(40,457)	(21,394)
Interest expense	98,615	63,106	29,365	35,509	33,741
Loss on early extinguishment of debt	—	1,367	—	(1,367)	1,367
Income (loss) before income taxes	$(193,929)	$(119,330)	$(62,828)	$(74,599)	$(56,502)

(1)
For the years ended January 31, 2017, 2016 and 2015, the amount of overhead allocated to each segment reflected in selling, general and administrative expense was $24.5 million, $16.7 million and $12.4 million, respectively. For the years ended January 31, 2017, 2016 and 2015, the amount of reimbursement made to the retail segment by the credit segment was $38.8 million, $36.4 million and $29.8 million, respectively.

Year ended January 31, 2017 compared to the year ended January 31, 2016

Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Year Ended January 31,					%	Same Store
(dollars in thousands)	2017	% of Total	2016	% of Total	Change	Change	% Change
Furniture and mattress	$421,055	32.0%	$409,788	31.0%	$11,267	2.7%	(4.7)%
Home appliance	358,771	27.3	356,634	27.0	2,137	0.6	(5.3)
Consumer electronic	293,685	22.4	312,009	23.6	(18,324)	(5.9)	(9.7)
Home office	92,404	7.0	101,365	7.6	(8,961)	(8.8)	(12.3)
Other	20,282	1.6	19,338	1.5	944	4.9	(3.4)
Product sales	1,186,197	90.3	1,199,134	90.7	(12,937)	(1.1)	(6.8)
Repair service agreement commissions	113,615	8.6	109,730	8.3	3,885	3.5	(2.8)
Service revenues	14,659	1.1	13,725	1.0	934	6.8
Total net sales	$1,314,471	100.0%	$1,322,589	100.0%	$(8,118)	(0.6)%	(6.3)%

The following provides a summary of items impacting our product categories during the year ended January 31, 2017, compared to the prior fiscal year:

•	Furniture unit volume decreased 1.6%, partially offset by a 4.7% increase in average selling price;

•	Mattress unit volume increased 2.4% and average selling price increased 1.2%;

•
Home appliance unit volume increased 3.4%, partially offset by a 2.4% decrease in average selling price. Total sales for laundry increased 0.5%, refrigeration increased 2.6%, and cooking decreased 2.9%;

•
Consumer electronic unit volume decreased 9.4%, partially offset by an 4.7% increase in average selling price. Television sales decreased 3.8% as average selling price increased 6.6% with unit volume down 9.8%; and

•	Home office unit volume decreased 10.0%, partially offset by a 1.5% increase in average selling price.
The following table provides the change of the components of finance charges and other revenues:

	Year ended January 31,
(in thousands)	2017	2016	Change
Interest income and fees	$238,386	$238,161	$225
Insurance commissions	42,422	50,789	(8,367)
Other revenues	1,569	1,639	(70)
Finance charges and other revenues	$282,377	$290,589	$(8,212)
Interest income and fees of the credit segment increased over the prior year period primarily driven by a 6.5% increase in the average balance of the portfolio, partially offset by a yield rate of 15.4%, 90 basis points lower than the prior year period, which included the negative impact of adjustments of $8.2 million as a result of changes in estimates of amounts for allowances for no-interest option credit programs and deferred interest. Excluding the impact of the changes in estimates, yield was flat compared to the prior year period. Insurance commissions decreased over the prior year period primarily due to the decrease in retrospective commissions as a result of higher claim volumes in Louisiana after the August 2016 floods, lower origination volumes and higher charge-offs. Insurance commissions were also impacted by the decline in the number of loans with insurance products and the growth of sales in states that have lower premiums.

The following table provides key portfolio performance information:

	Year ended January 31,
(dollars in thousands)	2017	2016
Interest income and fees	$238,386	$238,161
Net charge-offs	(224,169)	(180,421)
Interest expense	(98,615)	(63,106)
Net portfolio total	$(84,398)	$(5,366)
Average portfolio balance	$1,552,475	$1,458,326
Interest income and fee yield	15.4%	16.3%
Net charge-off %	14.4%	12.4%
Cost of Goods and Retail Gross Margin

	Year ended January 31,
(dollars in thousands)	2017	2016	Change
Cost of goods sold	$823,082	$833,126	$(10,044)
Retail gross margin	37.4%	37.0%
The increase in retail gross margin was driven by improved product margin and an increase in repair service agreement commissions, partially offset by the impact softer sales have on our fixed warehouse, delivery, and transportation costs.
Selling, General and Administrative Expenses

	Year ended January 31,
(dollars in thousands)	2017	2016	Change
Selling, general and administrative expenses:
Retail segment	$326,078	$313,694	$12,384
Credit segment	134,818	122,421	12,397
Selling, general and administrative expenses - Consolidated	$460,896	$436,115	$24,781
As a percent of total revenues	28.9%	27.0%
The SG&A increase in the retail segment was primarily due to higher new store occupancy, advertising and compensation, which resulted in an increase as a percentage of segment revenues of 110 basis points as compared to the prior year period. The increase in SG&A for the credit segment was driven by additional investments in credit personnel to improve long-term credit performance and an increase in corporate allocations. As a percent of average total customer portfolio balance, SG&A for the credit segment in the current period increased 30 basis points as compared to the prior year period. Total SG&A was also impacted by investments we are making in information technology and other personnel to support long-term performance improvement initiatives.
Provision for Bad Debts

	Year ended January 31,
(dollars in thousands)	2017	2016	Change
Provision for bad debts:
Retail Segment	$990	$791	$199
Credit Segment	241,304	221,386	19,918
Provision for bad debts - Consolidated	$242,294	$222,177	$20,117
Provision for bad debts - Credit segment, as a percent of average portfolio balance	15.5%	15.2%
The year-over-year increase in provision for bad debts was impacted by the following:

•	A 6.5% increase in the average receivable portfolio balance resulting from new store openings over the past 12 months;

•	A 2.0% increase in charge-offs, net of recoveries, as a percentage of the average customer portfolio balance outstanding in fiscal year 2017 as compared to fiscal year 2016; and

•
A 1.5% increase in the allowance for bad debts as a percentage of the total customer portfolio balance outstanding for fiscal year 2017 compared to fiscal year 2016, which was impacted by an 18.0% increase in the balance of customer receivables accounted for as troubled debt restructurings.

Charges and Credits

	Year ended January 31,
(in thousands)	2017	2016	Change
Store and facility closure costs	$1,089	$637	$452
Legal and professional fees related to the exploration of strategic alternative and securities-related litigation	101	3,153	(3,052)
Sales tax audit reserve	1,434	2,748	(1,314)
Executive management transition costs	234	1,506	(1,272)
Loss from retirement of leasehold improvement	1,986	—	1,986
Employee severance	1,634	—	1,634
	$6,478	$8,044	$(1,566)
During the year ended January 31, 2017, we incurred costs associated with facility closures, retirement of leasehold improvements, legal and professional fees related to our securities-related litigation, charges for severance and transition costs due to changes in our executive management team and an increase to our sales tax audit reserve. The retirement of leasehold improvements included write-offs related to two stores we relocated prior to the end of their useful lives and incurred costs for terminated store projects prior to starting construction. During the year ended January 31, 2016, we had costs associated with charges related to the closing of under-performing retail locations, legal and professional fees related to our exploration of strategic alternatives and our securities-related litigation, transition costs due to changes in the executive management team, and we recorded a sales tax audit reserve .
Interest Expense
For the year ended January 31, 2017, net interest expense increased by $35.5 million from the prior year primarily reflecting the increase in outstanding debt and issued asset-backed notes by our consolidated VIEs.
(Benefit) Provision for Income Taxes

	Year ended January 31,
(dollars in thousands)	2017	2016	Change
(Benefit) provision for income taxes	$(8,955)	$18,388	$(27,343)
As a percent of income before income taxes	25.9%	37.3%
The decrease in the income tax rate for the year ended January 31, 2017 compared to the year ended January 31, 2016 primarily related to:

•
A loss before income taxes of $34.5 million resulting in a tax benefit of $9.0 million for fiscal year 2017 compared to income before taxes of $49.2 million resulting in a provision for incomes taxes of $18.4 million for fiscal year 2016; and

•
Adjustments made to deferred tax balances in connection with our state taxes as more information became readily available resulting in a reduction of income tax benefit of $2.4 million for fiscal year 2017.

Year ended January 31, 2016 compared to the year ended January 31, 2015
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Year ended January 31,					%	Same store
(dollars in thousands)	2016	% of Total	2015	% of Total	Change	Change	% change
Furniture and mattress	$409,788	31.0%	$339,414	27.8%	$70,374	20.7%	9.3%
Home appliance	356,634	27.0	328,742	26.9	27,892	8.5	3.7
Consumer electronic	312,009	23.6	317,482	26.0	(5,473)	(1.7)	(7.5)
Home office	101,365	7.6	108,700	8.9	(7,335)	(6.7)	(11.5)
Other	19,338	1.5	23,571	1.9	(4,233)	(18.0)	(20.8)
Total product sales	1,199,134	90.7	1,117,909	91.5	81,225	7.3	(0.1)
Repair service agreement commissions	109,730	8.3	90,009	7.4	19,721	21.9	4.6
Service revenues	13,725	1.0	13,058	1.1	667	5.1
Total net sales	$1,322,589	100.0%	$1,220,976	100.0%	$101,613	8.3%	0.5%
The following provides a summary of items impacting our product categories during the year ended January 31, 2016, compared to the prior fiscal year:

•	Furniture unit volume increased 26.4%, partially offset by a 3.9% decrease in average selling price;

•	Mattress unit volume increased 26.2%, partially offset by a 4.2% decrease in average selling price;

•
Home appliance unit volume increased 11.6%, partially offset by a 2.5% decrease in average selling price. Total sales for laundry increased 6.1%, refrigeration increased 8.4%, and cooking increased 11.6%;

•
Consumer electronic unit volume decreased 11.0%, partially offset by an 11.0% increase in average selling price. Television sales increased 7.8% as average selling price increased 8.7% with unit volume down 0.8%. Excluding the impact from exiting video game products and digital cameras, consumer electronics same store sales were flat; and

•
Home office unit volume decreased 17.5%, partially offset by a 13.5% increase in average selling price. Excluding the impact from exiting certain tablets, home office same store sales decreased by 1.5%.

The following table provides the change of the components of finance charges and other revenues:

	Year ended January 31,
(in thousands)	2016	2015	Change
Interest income and fees	$238,161	$211,063	$27,098
Insurance commissions	50,789	50,613	176
Other revenues	1,639	2,566	(927)
Finance charges and other revenue	$290,589	$264,242	$26,347
Interest income and fees of the credit segment increased over the prior year level primarily driven by a 22.2% increase in the average balance of the portfolio. Portfolio interest and fee yield declined 140 basis points year-over-year primarily as a result of the introduction of 18- and 24-month equal-payment, no-interest option finance programs beginning in October 2014 to certain higher credit quality borrowers, which we discount to present value upon origination, resulting in a reduction in sales and customer receivables. The discount amount is amortized into finance charges and other revenues over the term of the contract at a lower rate than the average yield on the rest of the portfolio. Portfolio interest income and fee yield was also negatively impacted by higher provision for uncollectible interest and our discontinuation of charging customers certain payment fees.

The following table provides key portfolio performance information:

	Year ended January 31,
(dollars in thousands)	2016	2015
Interest income and fees	$238,161	$211,063
Net charge-offs	(180,421)	(120,112)
Interest expense	(63,106)	(29,365)
Net portfolio total	$(5,366)	$61,586
Average portfolio balance	$1,458,326	$1,193,211
Interest income and fee yield %	16.3%	17.7%
Net charge-off %	12.4%	10.1%

Cost of Goods and Retail Gross Margin

	Year ended January 31,
(dollars in thousands)	2016	2015	Change
Cost of goods sold	$833,126	$777,046	$56,080
Retail gross margin	37.0%	36.4%
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
The increase in the income tax rate for the year ended January 31, 2016 was impacted by a higher portion of the tax from state margin taxes. In addition, the income tax rate in the prior period was impacted by a tax benefit due to the reversal of the valuation allowance against our net deferred tax assets related to individual state net operating loss carryforwards.
Impact of Inflation and Changing Prices
We do not believe that inflation has had a material effect on our net sales or results of operations. However, price deflation during the last three fiscal years, primarily in the consumer electronics industry, has negatively impacted our net sales and results of operations. Significant increases in oil and gasoline prices could adversely affect our customers' shopping decisions and payment patterns. We rely heavily on our distribution system and our next day delivery policy to satisfy our customers' needs and desires, and increases in oil and gasoline prices could result in increased distribution costs and delivery charges. If we are unable to effectively pass increased transportation costs on to the consumer, either by increased delivery costs or higher prices, such costs could adversely affect our results of operations. Conversely, significant decreases in oil and gasoline prices could negatively impact certain local economies in regions in which we have stores, impacting our customers employment or income, which could adversely affect our sales and collection of customer receivables.
Seasonality

Our business is seasonal with a higher portion of sales and operating profit realized during the fourth quarter due primarily to the holiday selling season. In addition, during the first quarter, our portfolio performance benefits from the timing of personal income tax refunds received by our customers.
Quarterly Results of Operations
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
Customer Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally provide for interest at the maximum rate allowed by the respective regulations in the states in which we operate, which generally range between 18% and 30%. During the third quarter of fiscal year 2017, we implemented our new direct consumer loan program across all Texas locations. The state of Texas represents approximately 70% of our fiscal year 2017 originations, which under our previous offering had a maximum equivalent interest rate of approximately 21%, compared to an interest rate of up to 30% under our new direct loan program. Additionally, we are working through the regulatory framework to raise our interest rates in certain other states that represent approximately 14% of our originations. In states where regulations do not generally limit the interest rate charged (which states represent approximately 11% of our originations), we increased our rates to 29.99%.
We offer 12- and 18-month no-interest option finance programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest option program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived.
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

The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	January 31,
(dollars in thousands, except average outstanding customer balance)	2017	2016	2015
Weighted-average credit score of outstanding balances(1)	589	595	596
Average outstanding customer balance	$2,376	$2,406	$2,357
Balances 60+ days past due as a percentage of total customer portfolio balance(2)	10.7%	9.9%	9.7%
Re-aged balance as a percentage of total customer portfolio balance(2)	16.1%	14.5%	13.4%
Account balances re-aged more than six months	$73,903	$62,288	$41,932
Allowance for bad debts as a percentage of total customer portfolio balance	13.5%	12.0%	10.8%
Percent of total customer portfolio balance represented by no-interest option receivables	27.1%	37.1%	32.8%

	Year ended January 31,
(dollars in thousands, except average income of credit customer)	2017	2016	2015
Total applications processed	1,337,850	1,287,478	1,221,075
Weighted-average origination credit score of sales financed(1)	609	615	608
Percent of total applications approved and utilized	34.5%	42.7%	44.9%
Average down payment	3.2%	3.3%	3.6%
Average income of credit customer at origination	$41,900	$41,100	$40,400
Percent of retail sales paid for by:
In-house financing, including down payment received	72.0%	81.8%	78.0%
Third-party financing	15.7%	7.6%	10.8%
Third-party rent-to-own option	6.3%	4.5%	4.7%
	94.0%	93.9%	93.5%

(1)	Credit scores exclude non-scored accounts.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.
Our customer portfolio balance and related allowance for uncollectible accounts are segregated between customer accounts receivable and restructured accounts. Customer accounts receivable include all accounts for which the contract term has not been cumulatively extended over 90 days or refinanced. Restructured accounts includes all accounts for which the contract term has been re-aged in excess of three months or refinanced.
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the outstanding portfolio balance rose from 10.2% as of January 31, 2016 to 11.2% as of January 31, 2017. The percentage of non-restructured accounts greater than 60 days past due increased 30 basis points over January 31, 2016 to 9.0% as of January 31, 2017. We expect delinquency levels and charge-offs to remain elevated over the short-term. The increase in delinquency and changes in expectations for customer performance and cash recoveries on charged-off accounts are reflected in our projection models, resulting in an increase in the level of losses we expect to realize over the next 12 months.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 35.5% as of January 31, 2016 as compared to 36.9% as of January 31, 2017. This 140 basis point increase reflects the impact of higher delinquency rates and charge-offs from a year ago and slower portfolio growth.
The percent of bad debt charge-offs, net of recoveries, to average portfolio balance was 12.4% for fiscal year 2016 compared to 14.4% for fiscal year 2017. The increase was primarily due to the higher level of delinquency experienced over the past 12 months.
As of January 31, 2017 and 2016, balances under no-interest option finance programs were $421.8 million and $589.1 million, respectively. Amounts financed under these programs decreased to 27.1% of the total portfolio balance as of January 31, 2017 from 37.1% as of January 31, 2016. If the proportion of accounts financed under no-interest option programs increases, the overall yield recognized on the average customer receivable balance will decline. Conversely, a decline in the proportion of accounts financed under no-interest option programs will generally result in an increase in the overall yield recognized. The allowance for no-interest option programs represents the portion of the accrued intere st reported within customer accounts receivable at the end of each period which is not expected to be realized due to customers satisfying the requirements of the interest-free programs and is based on historical experience.
Liquidity and Capital Resources
We require liquidity and capital resources to finance our operations and future growth as we add new stores and markets to our operations, which in turn requires additional working capital for increased customer receivables and inventory. We generally finance our operations through a combination of cash flow generated from operations, the use of our revolving credit facility, and through periodic securitizations of originated customer receivables.
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
In March 2016, we securitized $705.1 million of customer accounts receivables by transferring the receivables to a separate bankruptcy-remote variable-interest entity (the "2016-A VIE"). The 2016-A VIE issued two classes of asset-backed notes at a total face amount of $493.5 million secured by the transferred customer accounts receivables. The transaction resulted in net proceeds to us of approximately $478.2 million, net of transaction costs and restricted cash held by the 2016-A VIE. In October 2016, the 2016-A VIE issued a third class of asset-backed notes at a total face amount of $70.5 million, secured by the same customer accounts receivables that were transferred in March 2016. This resulted in net proceeds to us of approximately $71.6 million, including debt premium and net of transaction costs. The net proceeds from the issued asset-backed notes were used to pay down the outstanding balance on our revolving credit facility and for other general corporate purposes.
In October 2016, we securitized $699.7 million of customer accounts receivables by transferring the receivables to a new bankruptcy-remote variable-interest entity (the "2016-B VIE" and, together with the 2015 VIE and the 2016-A VIE, the "VIEs"). The 2016-B VIE issued two classes of asset-backed notes at a total face amount of $503.8 million secured by the transferred customer accounts receivables. This resulted in net proceeds to us of approximately $488.6 million, net of transaction costs and restricted cash held by the 2016-B VIE. The net proceeds were used to pay down the outstanding balance on our revolving credit facility and for other general corporate purposes.
Under the terms of the securitization transactions described immediately above, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of issued notes, and then to us as the holder of non-issued notes and residual equity. We retain the servicing of the securitized portfolios and receive a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables. In addition, we, rather than the VIEs, retain all credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charge-offs of the securitized receivables, which are reflected as a reduction to net charge-offs on a consolidated basis.
We plan to execute periodic securitizations of future originated customer receivables.
During fiscal year 2016, we announced that the Board of Directors authorized a repurchase program of up to an aggregate of $175.0 million of (i) shares of the Company's outstanding common stock; (ii) the Senior Notes; or (iii) a combination thereof. During fiscal year 2016, we purchased 5.9 million shares of common stock, using $151.6 million of the $175.0 million repurchase authorization. Additionally, we utilized $22.9 million of the repurchase authorization to acquire $23.0 million of face value of our Senior Notes. On November 30, 2016, the Board of Directors terminated our share repurchase program. We did not engage in any share repurchase activity under our share repurchase program during fiscal year 2017.
We believe, based on our current projections, that we have sufficient sources of liquidity to fund our operations, store expansion and renovation activities, and capital expenditures for at least the next 12 months.
Operating cash flows.  For the year ended January 31, 2017, net cash provided by operating activities was $205.1 million as compared to net cash used in operating activities of $174.1 million during the year ended January 31, 2016. The increase in net cash provided by operating activities was primarily driven by the lower growth rate in our customer portfolio balance, which resulted in collections on customer accounts exceeding the growth in new accounts, working capital improvements and increases in the amount of tenant improvement allowances received, partially offset by the decrease in net income when adjusted for non-cash activity, including an increase in depreciation, amortization and the provision for bad debts.
Investing cash flows.  For the year ended January 31, 2017, net cash used in investing activities was $35.8 million compared to $57.8 million for the year ended January 31, 2016. The decrease was primarily the result of lower capital expenditures due to fewer new store openings in fiscal year 2017.

Financing cash flows.  For the year ended January 31, 2017, net cash used in financing activities was $158.1 million compared to net cash provided by financing activities of $231.9 million during the year ended January 31, 2016. In fiscal year 2017, our consolidated VIEs issued asset-backed notes resulting in net proceeds of approximately $1.1 billion, net of transaction costs. The fiscal year 2017 net proceeds were used to pay down the entire balance on our revolving credit facility and for other general corporate purposes. Cash collections from the securitized receivables were used to make payments on the asset-backed notes of approximately $1.0 billion in fiscal year 2017 compared to approximately $400.7 million in fiscal year 2016. In fiscal year 2016, the consolidated VIE issued asset-backed notes resulting in net proceeds of approximately $1.1 billion, net of transaction costs. The fiscal year 2016 net proceeds were used to pay down the balance on our revolving credit facility and to repurchase the Company's common stock, Senior Notes and for other general corporate purposes.
Senior Notes. On July 1, 2014, we issued $250.0 million of the unsecured Senior Notes due July 2022 bearing interest at 7.25%, pursuant to an indenture dated July 1, 2014 (the "Indenture"), among Conn's, Inc., its subsidiary guarantors (the "Guarantors") and U.S. Bank National Association, as trustee. The effective interest rate of the Senior Notes after giving effect to the discount and issuance costs is 7.8%. During fiscal year 2016, we repurchased $23.0 million of face value of the Senior Notes for $22.9 million. As a result of the repurchases of Senior Notes, we had a loss on extinguishment of $0.5 million, primarily due to the write-off of related deferred financing costs.
The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock ("restricted payments"); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations on restricted payments are only effective if one or more of the following occurred: (1) a default were to exist under the Indenture, (2) we could not satisfy a debt incurrence test, and (3) the aggregate amount of restricted payments were to exceed an amount tied to consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have had a leverage ratio, as defined under the Indenture, of less than or equal to 2.50 to 1.0. As a result of these exceptions, as of January 31, 2017, $176.0 million would have been free from the dividend restriction. However, as a result of the revolving credit facility dividend restrictions, which are further described below, we were restricted from making a dividend distribution as of January 31, 2017. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and remains, many of such covenants will be suspended and we will cease to be subject to such covenants during such period.
Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we default on the payment of other debt due at maturity or upon acceleration of default in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
In October 2015, the Company, the Guarantors and U.S. Bank National Association, as trustee, adopted, with the consent of the holders of a majority in the outstanding principal amount of the Senior Notes, the Second Supplemental Indenture (the "Supplemental Indenture"). Pursuant to the Supplemental Indenture, the Indenture was amended to extend, from May 1, 2014 to November 1, 2015, the beginning of the accounting period from which consolidated net income is calculated for purposes of determining the size of the "restricted payment basket" exception to the restricted payments limitation and to increase, from $75.0 million to $375.0 million, the dollar threshold exception to the restricted payments limitation. In November 2015, we paid $3.8 million as an aggregate consent fee to the consenting holders of the Senior Notes, recorded as deferred debt issuance costs, which is being amortized over the remaining life of the Senior Notes.
Asset-backed Notes. During fiscal years 2017 and 2016, we securitized customer accounts receivables by transferring the receivables to various bankruptcy-remote VIEs. In turn, the VIEs issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the VIEs. The net proceeds were used to pay down the entire balance on our previous revolving credit facility, to repurchase shares of the Company's common stock and Senior Notes, and for other general corporate purposes.
The asset-backed notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act of 1933, as amended. If an event of default were to occur under the indenture that governs the respective asset-backed notes, the payment of the outstanding amounts may be accelerated, in which event the cash proceeds of the receivables that otherwise might be released to the residual equity holder would instead be directed entirely toward repayment of the asset-backed notes, or if the receivables are liquidated, all liquidation proceeds could be directed solely to repayment of the asset-backed notes as governed by the respective terms of the asset-backed notes. The holders of the asset-backed notes have no recourse to assets outside of the VIEs. Events of default include, but are not limited to, failure to make required payments on the asset-backed notes or specified bankruptcy-related events.

The asset-backed notes consist of the following:

Asset-Backed Notes	Principal Amount	Net Proceeds(1)	Issuance Date	Maturity Date	Fixed Interest Rate	Effective Interest Rate(2)
2015-A Class A Notes	$952,100	$922,247	9/10/2015	9/15/2020	4.57%	9.10%
2015-A Class B Notes	165,900	156,200	9/10/2015	9/15/2020	8.50%	10.00%
2016-A Class A Notes	423,030	409,845	3/17/2016	4/16/2018	4.68%	7.20%
2016-A Class B Notes	70,510	68,309	3/17/2016	8/15/2018	8.96%	10.10%
2016-A Class C Notes	70,510	71,648	10/12/2016	4/15/2020	12.00%	10.60%
2016-B Class A Notes	391,840	380,033	10/6/2016	10/15/2018	3.73%	6.30%
2016-B Class B Notes	111,960	108,586	10/6/2016	3/15/2019	7.34%	8.20%
Total	$2,185,850	$2,116,868

(1)	After giving effect to debt issuance costs and restricted cash held by the VIEs.

(2)	After giving effect to debt issuance costs.
Revolving Credit Facility. On October 30, 2015, Conn's, Inc. and certain of its subsidiaries (the "Borrowers") entered into the Third Amended and Restated Loan and Security Agreement with certain lenders, which provides for an $810.0 million asset-based revolving credit facility (the "revolving credit facility") under which credit availability is subject to a borrowing base. The revolving credit facility matures on October 30, 2018.
In connection with entering into the revolving credit facility, we wrote-off $0.9 million of debt issuance costs related to our previous revolving credit facility for lenders that did not continue to participate. Also, we paid $3.0 million of debt issuance costs, recorded as other assets, which will be amortized ratably over the remaining term of the revolving credit facility along with the debt issuance costs remaining from the previous revolving credit facility.
On February 16, 2016, the Borrowers entered into an amendment to the revolving credit facility with the lenders thereunder, which resulted in various changes, including:

•	Excluding non-cash deferred amortization of debt related transaction costs from interest coverage ratio; and

•	Extending from 6 months to 18 months the time frame subsequent to the closing of a securitization transaction in which the Cash Recovery Percent covenant will be determined.
On May 18, 2016, the Borrowers entered into a second amendment to the revolving credit facility with the lenders thereunder, which resulted in various changes, including:

•	Amending the minimum interest coverage ratio covenant, so long as the borrowing base reduction discussed below is in effect, to:

•	Reduce the minimum interest coverage ratio covenant to 1.0x for the second quarter of fiscal year 2017 through the first quarter of fiscal year 2018; and

•	Reduce the minimum interest coverage ratio covenant to 1.25x for the second quarter of fiscal year 2018 through the third quarter of fiscal year 2019.

•	Modifying the conditions for repurchases of the Company's common stock, including the addition of a requirement to achieve a minimum interest coverage ratio of 2.5x for two consecutive quarters; and

•
Reducing the borrowing base by $15.0 million beginning on May 31, 2016, reducing the borrowing base by $10.0 million for each month beginning with July 31, 2017 so long as the interest coverage ratio is at least 1.25x, and no borrowing base reduction at any time the interest coverage ratio is at least 2.0x for two consecutive quarters.

Loans under the revolving credit facility bear interest, at our option, at a rate equal to LIBOR plus a margin ranging from 2.75% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.75% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. The weighted-average interest rate on borrowings outstanding and including unused line fees under the revolving credit facility was 5.5% for the year ended January 31, 2017. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the outstanding balance and le tters of credit of the revolving credit facility in the immediately preceding quarter.
The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of January 31, 2017, we had immediately available borrowing capacity of $161.5 million under our revolving credit facility, net of standby letters of credit issued of $5.2 million. We also had $465.8 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances.
The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may make dividends and distributions to the Company and other obligors under the revolving credit facility without restriction. As of January 31, 2017, we are unable to make a dividend distribution as a result of the revolving credit facility dividend restrictions. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.
Debt Covenants. We were in compliance with our debt covenants at January 31, 2017. A summary of the significant financial covenants that govern our revolving credit facility compared to our actual compliance status at January 31, 2017 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio must equal or exceed minimum	1.74:1.00	1.00:1.00
Leverage Ratio must not exceed maximum	2.53:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.27:1.00	2.00:1.00
Cash Recovery Percent must exceed stated amount	4.66%	4.25%
Capital Expenditures, net, must not exceed maximum	$11.5 million	$75.0 million
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
On March 31, 2017, the Borrowers entered into a third amendment to the revolving credit facility with the lenders thereunder. See Note 19. Subsequent Events for additional details. The covenants above are calculated pursuant to the third amendment to the revolving credit facility.
Capital expenditures.  We lease the majority of our stores under operating leases, and our plans for future store locations include primarily operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.3 million and $1.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.5 million and $1.0 million per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include "sale-leaseback" or direct "purchase-lease" programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. During fiscal year 2017, we opened 10 new stores and currently plan to open 3 new stores during fiscal year 2018. Our anticipated capital expenditures for fiscal year 2018 are between $20 and $25 million.

Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. As of January 31, 2017, beyond cash generated from operations we had (i) immediately available borrowing capacity of $161.5 million under our revolving credit facility, (ii) $465.8 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances and (iii) $23.6 million of cash on hand. However, we have in the past sought to raise additional capital.
We expect that, for the next 12 months, cash generated from operations, proceeds from potential accounts receivable securitizations and our revolving credit facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures discussed above in Capital expenditures.
We may repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our financial position. These actions could include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, the Company’s cash position, compliance with debt covenant and restrictions and other considerations.
Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of January 31, 2017:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments:
Revolving credit facility(1)	$191,626	$8,094	$183,532	$—	$—
Senior Notes	316,773	16,458	32,915	32,915	234,485
2015 Class A Notes(2)	14,179	555	1,111	12,513	—
2015 Class B Notes(2)	217,014	14,102	28,203	174,709	—
2016A Class A Notes(2)	68,383	3,029	65,354	—	—
2016A Class B Notes	80,221	6,318	73,903	—	—
2016A Class C Notes(2)	97,632	8,461	16,922	72,249	—
2016B Class A Notes(2)	272,818	9,568	263,250	—	—
2016B Class B Notes(2)	129,364	8,218	121,146	—	—
Capital lease obligations	2,665	989	1,340	336	—
Operating leases:
Real estate	459,231	57,559	114,110	108,450	179,112
Equipment	3,577	2,163	1,349	65	—
Contractual commitments(3)	127,241	120,994	4,846	1,401	—
Total	$1,980,724	$256,508	$907,981	$402,638	$413,597

(1)	Estimated interest payments are based on the outstanding balance as of January 31, 2017 and the interest rate in effect at that time.

(2)
The payments due by period for the Senior Notes and asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments will be provided based on the proceeds from the securitized customer accounts receivables.

(3)
Contractual commitments primarily includes commitments to purchase inventory of $110.2 million and capital expenditures of $5.7 million, which is not reduced for any reimbursements we might receive for tenant improvement allowances from landlords, with the remaining commitments for advertising and other services. The timing of the payments is subject to change based upon actual receipt and the terms of payment with the vendor.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Certain accounting policies, as described below, are considered "critical accounting policies" because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact to our consolidated financial statements. We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates. A summary of all of our significant accounting policies is included in Note 1, Summary of Significant Accounting Policies, of the Consolidated Financial Statements in Part II, Item 8., of this Annual Report on Form 10-K.
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
We monitor the aging of our past due accounts closely and focus our collection efforts on preventing accounts from becoming 60 days past due or greater, which is a leading indicator of potential charge-off. We record an allowance for doubtful accounts for our non-troubled debt restructuring ("non-TDR") customer accounts receivable that we expect to charge-off over the next twelve months based on our historical cash collection and net loss experience using a projection of monthly delinquency performance, cash collections and losses. In addition to pre-charge-off cash collections and charge-off information, estimates of post-charge-off recoveries, including cash payments, amounts realized from the repossession of the products financed and, at times, payments received under credit insurance policies are also considered.
We determine reserves for troubled debt restructuring ("TDR") accounts based on the discounted present value of cash flows expected to be collected over the life of those accounts. The excess of the carrying amount over the discounted cash flow amount is recorded as a reserve for loss on those accounts. As a result of our practice of re-aging customer accounts, if the account is not ultimately collected, the timing and amount of the charge-off could be impacted. If these accounts had been charged off sooner the historical net loss rates might have been higher. TDR and non-TDR accounts are segregated for reporting and measurement purposes.
As of January 31, 2017 and 2016, the balance of allowance for doubtful accounts and uncollectible interest for non-TDR customer receivables was $159.0 million and $149.2 million, respectively. As of January 31, 2017 and 2016, the amount included in the allowance for doubtful accounts associated with principal and interest on TDR accounts was $51.2 million and $41.8 million, respectively. A 100 basis point increase in our estimated charge-off rate would increase our allowance for doubtful accounts for our customer accounts receivable $14.2 million over a 12-month period, based on the balance outstanding at January 31, 2017.
Interest income on customer accounts receivable.  Customer accounts receivable consists of retail installment contracts and direct loans. Interest income on customer accounts receivable is accrued using the interest method and is reflected in finance charges and other revenues. Typically, interest income is accrued until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Contractual interest income on retail installment contracts with our customers is based on the rule of 78s. In order to convert the interest income recognized to the interest method, we have recorded the excess earnings of rule of 78s over the effective interest method as deferred revenue on our balance sheets. Our calculation of interest income for customers with similar financing arrangements for which the timing and amount of prepayments can be reasonably estimated includes an estimate of the benefit from future prepayments based on our historical experience. The deferred interest revenue will ultimately be brought into income as the accounts pay off or charge-off. Interest income is recognized on short-term, interest-free credit programs based on our historical experience related to customers that fail to satisfy the requirements of the interest-free programs. Additionally, for sales financed under our 18- and 24-month equal-payment, no-interest option finance programs, we discount the sales to present value, resulting in a reduction in sales. We recognize interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it always equals the present value of expected future cash flows. At January 31, 2017 and 2016, there was $13.7 million and $5.2 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities.
Inventories.  Inventories consist of merchandise purchased for resale and parts and are recorded at the lower of cost or market. The carrying value of the inventory is reduced to its net realizable value for any items with excess of carrying amount, typically weighted-average cost, over the amount we expect to realize from the ultimate sale or other disposition of the inventory, with a corresponding charge to cost of sales. The write-down of inventory to net realizable value are estimated based on assumptions regarding inventory aging, projected consumer demand and market availability, and obsolescence of products on hand. A 10% difference in our actual inventory reserve at January 31, 2017, would have affected our cost of goods sold by $0.2 million.
Impairment of Long-Lived Assets.  Long-lived assets are evaluated for impairment at least annually, primarily at the retail store level. We monitor store performance in order to assess if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store's performance. For property and equipment held and used, we recognize an impairment loss if the carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. Fair value is determined by discounting the anticipated cash flows over the remaining term of the lease utilizing certain unobservable inputs. For the years ended January 31, 2017, 2016, and 2015, no impairment charges were recorded.
Vendor allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, training and promotion programs, referred to as vendor allowances, which are recorded on the accrual basis. The remaining terms of vendor programs range between one and 52 months. We estimate the vendor allowances to accrue based on the progress of satisfying the terms of the programs based on actual and projected sales or purchase of qualifying products. If the programs are related to product purchases, the vendor allowances are recorded as a reduction of product cost in inventory still on hand with any remaining amounts recorded as a reduction of cost of goods sold. During the years ended January 31, 2017, 2016 and 2015, we recorded $162.5 million, $145.4 million and $116.4 million, respectively, as reductions in cost of goods sold from vendor allowances.
Recent Accounting Pronouncements
The information related to recent accounting pronouncements as set forth in Note 1, Summary of Significant Accounting Policies, of the Consolidated Financial Statements in Part II, Item 8., of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates. We have not been materially impacted by fluctuations in foreign currency exchange rates, as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollars or U.S. dollar-based currencies. Our Senior Notes and asset-backed notes bear interest at a fixed rate and would not be affected by interest rate changes.
Loans under the revolving credit facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.75% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.75% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is a rate per annum equal to the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our quarterly average net availability under the borrowing base and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the revolving credit facility. As of January 31, 2017, the balance outstanding under our revolving credit facility was $177.5 million. A 100 basis point increase in interest rates on the revolving credit facility would increase our borrowing costs by $1.8 million over a 12-month period, based on the balance outstanding at January 31, 2017.

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
Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2017. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment and those criteria, management believes that, as of January 31, 2017, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of January 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Conn's, Inc.
The Woodlands, Texas
April 4, 2017

/s/ Lee A. Wright
Lee A. Wright
Executive Vice President and Chief Financial Officer

/s/ Norman Miller
Norman Miller
Chief Executive Officer and President

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conn’s, Inc.

We have audited Conn’s, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Conn’s, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Conn’s, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Conn’s, Inc. and subsidiaries as of January 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2017 of Conn’s, Inc. and subsidiaries and our report dated April 4, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
April 4, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Conn’s, Inc.

We have audited the accompanying consolidated balance sheets of Conn’s, Inc. and subsidiaries as of January 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conn’s, Inc. and subsidiaries at January 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Conn’s, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 4, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
April 4, 2017

CONN'S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$23,566	$12,254
Restricted cash (all held by the VIE)	110,698	78,576
Customer accounts receivable, net of allowance (includes VIE balance of $529,108 and $390,150 as of January 31, 2017 and 2016, respectively)	702,162	743,931
Other accounts receivable	69,286	95,404
Inventories	164,856	201,969
Income taxes receivable	2,150	10,774
Prepaid expenses and other current assets	14,955	20,092
Total current assets	1,087,673	1,163,000
Long-term portion of customer accounts receivable, net of allowance (includes VIE balance of $320,382 and $331,254 as of January 31, 2017 and January 31, 2016, respectively)	615,904	631,645
Property and equipment, net	159,202	151,483
Deferred income taxes	71,442	70,219
Other assets	6,913	8,953
Total assets	$1,941,134	$2,025,300
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$849	$799
Accounts payable	101,612	86,797
Accrued compensation and related expenses	13,325	9,337
Accrued expenses	26,456	30,037
Income taxes payable	3,318	2,823
Deferred revenues and other credits	21,821	16,332
Total current liabilities	167,381	146,125
Deferred rent	87,957	74,559
Long-term debt and capital lease obligations (includes VIE balance of $745,581 and $699,515 as of January 31, 2017 and 2016, respectively)	1,144,393	1,248,879
Other long-term liabilities	23,613	17,456
Total liabilities	1,423,344	1,487,019
Commitments and contingencies
Stockholders' equity:
Preferred stock ($0.01 par value, 1,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000 shares authorized; 30,962 and 30,630 shares issued and outstanding, respectively)	310	306
Additional paid-in capital	90,276	85,209
Retained earnings	427,204	452,766
Total stockholders' equity	517,790	538,281
Total liabilities and stockholders' equity	$1,941,134	$2,025,300
See notes to consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts)

	Year Ended January 31,
	2017	2016	2015
Revenues:
Product sales	$1,186,197	$1,199,134	$1,117,909
Repair service agreement commissions	113,615	109,730	90,009
Service revenues	14,659	13,725	13,058
Total net sales	1,314,471	1,322,589	1,220,976
Finance charges and other revenues	282,377	290,589	264,242
Total revenues	1,596,848	1,613,178	1,485,218
Costs and expenses:
Cost of goods sold	823,082	833,126	777,046
Selling, general and administrative expenses	460,896	436,115	390,176
Provision for bad debts	242,294	222,177	192,439
Charges and credits	6,478	8,044	5,690
Total costs and expenses	1,532,750	1,499,462	1,365,351
Operating income	64,098	113,716	119,867
Interest expense	98,615	63,106	29,365
Loss on extinguishment of debt	—	1,367	—
(Loss) income before income taxes	(34,517)	49,243	90,502
(Benefit) provision for income taxes	(8,955)	18,388	31,989
Net (loss) income	$(25,562)	$30,855	$58,513
(Loss) earnings per share:
Basic	$(0.83)	$0.88	$1.61
Diluted	$(0.83)	$0.87	$1.59
Weighted-average common shares outstanding:
Basic	30,776	35,084	36,232
Diluted	30,776	35,557	36,900

Net (loss) income	$(25,562)	$30,855	$58,513
Other comprehensive (loss) income:
Change in fair value of the hedges	—	—	155
Impact of provision for income taxes on comprehensive (loss) income	—	—	(55)
Comprehensive (loss) income	$(25,562)	$30,855	$58,613
See notes to consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance January 31, 2014	36,127	$361	$225,631	$(100)	$363,398	$589,290
Exercise of options and vesting of restricted stock, net of tax	183	2	598	—	—	600
Issuance of common stock under Employee Stock Purchase Plan	41	1	1,069	—	—	1,070
Stock-based compensation	—	—	4,097	—	—	4,097
Net income	—	—	—	—	58,513	58,513
Change in fair value of hedges, net of tax of $55	—	—	—	100	—	100
Balance January 31, 2015	36,351	364	231,395	—	421,911	653,670
Exercise of options and vesting of restricted stock, net of tax	195	2	(45)	—	—	(43)
Issuance of common stock under Employee Stock Purchase Plan	49	—	969	—	—	969
Repurchase of common stock	(5,965)	(60)	(151,721)	—	—	(151,781)
Stock-based compensation	—	—	4,611	—	—	4,611
Net income	—	—	—	—	30,855	30,855
Balance January 31, 2016	30,630	306	85,209	—	452,766	538,281
Exercise of options and vesting of restricted stock, net of tax	231	3	(698)	—	—	(695)
Issuance of common stock under Employee Stock Purchase Plan	101	1	764	—	—	765
Stock-based compensation	—	—	5,001	—	—	5,001
Net loss	—	—	—	—	(25,562)	(25,562)
Balance January 31, 2017	30,962	$310	$90,276	$—	$427,204	$517,790
See notes to consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended January 31,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(25,562)	$30,855	$58,513
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	28,846	22,706	18,485
Loss from retirement of leasehold improvement	1,986	—	—
Amortization of debt issuance costs	24,044	13,437	3,119
Provision for bad debts and uncollectible interest	281,872	258,157	219,347
Loss on extinguishment of debt	—	1,367	—
Stock-based compensation expense	5,001	4,611	4,097
Excess tax benefits from stock-based compensation	(1)	(611)	(1,293)
Charges, net of credits, for store and facility closures	1,089	637	3,646
Deferred income taxes	(1,223)	(16,674)	(25,540)
Gain from sale of property and equipment	(490)	(1,338)	(211)
Tenant improvement allowances received from landlords	24,274	21,822	23,781
Other	—	—	47
Change in operating assets and liabilities:
Customer accounts receivable	(224,363)	(432,382)	(436,018)
Other accounts receivables	16,601	(24,421)	(8,087)
Inventories	37,113	(42,901)	(38,537)
Other assets	308	(2,759)	(4,480)
Accounts payable	18,434	4,074	(3,374)
Accrued expenses	(944)	(2,095)	6,548
Income taxes	7,961	(344)	(8,345)
Deferred rent, revenues and other credits	10,184	(8,263)	(1,599)
Net cash provided by (used in) operating activities	205,130	(174,122)	(189,901)
Cash flows from investing activities:
Purchases of property and equipment	(46,556)	(63,405)	(61,696)
Proceeds from sales of property and equipment	10,806	5,647	19,283
Net cash used in investing activities	(35,750)	(57,758)	(42,413)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	1,067,850	1,118,000	—
Payments on asset-backed notes	(1,032,842)	(400,717)	—
Changes in restricted cash balances	(32,122)	(78,576)	—
Borrowings from revolving credit facility	724,697	606,288	487,305
Payments on revolving credit facility	(876,404)	(805,193)	(494,150)
Proceeds from issuance of senior notes, net of issuance costs	—	—	243,400
Repurchase of senior notes	—	(22,965)	—
Payment of debt issuance costs and amendment fees	(9,716)	(35,776)	—
Repurchases of common stock	—	(151,781)	—
Proceeds from stock issued under employee benefit plans	1,268	2,653	1,669
Excess tax benefits from stock-based compensation	1	611	1,293
Other	(800)	(633)	(707)
Net cash (used in) provided by financing activities	(158,068)	231,911	238,810
Net change in cash and cash equivalents	11,312	31	6,496
Cash and cash equivalents, beginning of period	12,254	12,223	5,727
Cash and cash equivalents, end of period	$23,566	$12,254	$12,223
(continued on next page)

	Year ended January 31,
	2017	2016	2015
Non-cash investing and financing activities:
Capital lease asset additions and related obligations	$704	$2,187	$304
Property and equipment purchases not yet paid	$857	$4,475	$5,867
Supplemental cash flow data:
Cash interest paid	$71,239	$49,192	$26,056
Cash income taxes paid (refunded), net	$(15,750)	$36,894	$64,738
See notes to consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
Business. Conn's, Inc., a Delaware corporation, is a holding company with no independent assets or operations other than its investments in its subsidiaries. References to “we,” “our,” “us,” “the Company,” “Conn’s” or “CONN” refer to Conn’s Inc. and, as apparent from the context, its subsidiaries. Conn's is a leading specialty retailer that offers a broad selection of quality, branded durable consumer goods and related services in addition to proprietary credit solutions for its core credit-constrained consumers. We operate an integrated and scalable business through our retail stores and website. Our complementary product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit offering provides financing solutions to a large, under-served population of credit-constrained consumers who typically have limited credit alternatives.
We operate two reportable segments: retail and credit. Our retail stores bear the "Conn's" or "Conn's HomePlus" name with all of our stores providing the same products and services to a common customer group. Our stores follow the same procedures and methods in managing their operations. Our retail business and credit business are operated independently from each other. The credit segment is dedicated to providing short- and medium-term financing to our retail customers. The retail segment is not involved in credit approval decisions. Our management evaluates performance and allocates resources based on the operating results of the retail and credit segments.
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and prevailing industry practices.
Fiscal Year. Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.
Principles of Consolidation. The consolidated financial statements include the accounts of Conn's, Inc. and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
Variable Interest Entities. Variable interest entities ("VIEs") are consolidated if the Company is the primary beneficiary. The primary beneficiary of a VIE is the party that has (i) the power to direct the activities that most significantly impact the performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
We securitize customer accounts receivables by transferring the receivables to various bankruptcy-remote VIEs. We retain the servicing of the securitized portfolio and have a variable interest in each corresponding VIE by holding the residual equity. We have determined that we are the primary beneficiary of each respective VIE because (i) our servicing responsibilities for the securitized portfolio give us the power to direct the activities that most significantly impact the performance of the VIE and (ii) our variable interest in the VIE gives us the obligation to absorb losses and the right to receive residual returns that potentially could be significant. As a result, we consolidate the respective VIEs within our consolidated financial statements.
Refer to Note 7, Debt and Capital Lease Obligations, and Note 15, Variable Interest Entities, for additional information.
Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ, even significantly, from these estimates. Management evaluates its estimates and related assumptions regularly, including those related to the allowance for doubtful accounts, allowances for no-interest option credit programs and deferred interest, which are particularly sensitive given the size of our customer portfolio balance. During fiscal year 2017, we revised our methods for calculating certain estimates and recorded the following accumulated adjustments as a result of changes to such estimates:

•
Allowance for doubtful accounts - We adjusted our allowances for doubtful accounts in two respects in connection with changes in estimates to our sales tax recovery for charged-off accounts. First, we revised our estimate of the amount of sales tax recovery for previously charged-off accounts that we expect to claim with particular taxing jurisdictions, based on updated financial information. We reduced our sales tax receivable by $3.9 million, which resulted in higher net charge-offs and an increase to our provision for bad debts. Second, we updated our estimate of the amount of sales tax recovery associated with expected charge-offs over the next twelve months in estimating our allowance for doubtful accounts and recorded an additional allowance of $1.1 million with an increase in our provision for bad debts.

•
Allowances for no-interest option credit programs - We revised our estimate of the interest income to be waived for customers that we expect will comply with our no-interest option credit programs based on specific customer loan information rather than information from pooled loans by origination. We recorded an increase in the allowance for no-interest option credit programs of $4.7 million with a corresponding decrease in interest income and fees.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Deferred interest - We revised our estimate of the timing of the benefit we recognize to interest income related to our assumptions regarding future prepayments based on our historical experience of the timing of expected prepayments over the remaining life of pooled loans. We changed our estimate to consider a greater number of pools based on origination terms and recorded an increase in deferred interest of $3.5 million with a corresponding decrease in interest income and fees.

Cash and Cash Equivalents. Cash and cash equivalents include cash, credit card deposits in-transit, and highly liquid debt instruments purchased with a maturity of three months or less. Cash and cash equivalents include credit card deposits in-transit of $2.4 million and $6.5 million, as of January 31, 2017 and 2016, respectively.
Restricted Cash. The restricted cash balance as of January 31, 2017 and 2016 includes $75.2 million and $64.2 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $35.5 million and $14.4 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
Customer accounts receivable.  Customer accounts receivable reported in the consolidated balance sheet includes total receivables managed, including both those transferred to the VIEs and those receivables not transferred to the VIEs. Customer accounts receivable are recognized at the time the customer takes possession of the product. Based on contractual terms, we record the amount of principal and accrued interest on customer receivables that is expected to be collected within the next twelve months in current assets with the remaining balance in long-term assets on the consolidated balance sheet. Customer accounts receivable include the net of unamortized deferred fees charged to customers and origination costs. Customer receivables are considered delinquent if a payment has not been received on the scheduled due date. Accounts that are delinquent more than 209 days as of the end of a month are charged-off against the allowance for doubtful accounts along with interest accrued subsequent to the last payment.
In an effort to mitigate losses on our accounts receivable, we may make loan modifications to a borrower experiencing financial difficulty. In our role as servicer,we may also make modifications to loans held by the VIEs. The loan modifications are intended to maximize net cash flow after expenses and avoid the need to repossess collateral or exercise legal remedies available to us. We may extend or "re-age" a portion of our customer accounts, which involves modifying the payment terms to defer a portion of the cash payments due. Our re-aging of customer accounts does not change the interest rate or the total amount due from the customer and typically does not reduce the monthly contractual payments. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the interest rate or the total amount due from the customer but does reduce the monthly contractual payments and extends the term. We consider accounts that have been re-aged in excess of three months or refinanced as Troubled Debt Restructurings ("TDR" or "Restructured Accounts").
Interest income on customer accounts receivable.  Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. Our calculation of interest income for customers with similar financing arrangements for which the timing and amount of prepayments can be reasonably estimated includes an estimate of the benefit from future prepayments based on our historical experience. At January 31, 2017 and 2016, there were $13.7 million and $5.2 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
We offer 12-and 18-month no-interest option programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest option program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived. Interest income is recognized based on estimated accrued interest earned to date on all no-interest option finance programs with an offsetting reserve for those customers expected to satisfy the requirements of the program based on our historical experience.
No-interest option finance programs with terms greater than 12 months are discounted to their present value at origination, resulting in a reduction in sales and customer receivables, and the discount amount is amortized into finance charges and other revenues over the term of the contract.
We recognize interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it equals the present value of expected future cash flows.
We typically only place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. At January 31, 2017 and 2016, customer receivables carried in non-accrual status were $22.9 million and $20.6 million, respectively. At January 31, 2017 and 2016, customer receivables

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that were past due 90 days or more and still accruing interest totaled $124.0 million and $115.1 million, respectively.
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
We record an allowance for doubtful accounts for our non-TDR customer accounts receivable that we expect to charge-off over the next 12 months based on our historical cash collection and net loss experience. In addition to pre-charge-off cash collections and charge-off information, estimates of post-charge-off recoveries, including cash payments from customers, amounts realized from the repossession of the products financed, sales tax recoveries from taxing jurisdictions, and payments received under credit insurance policies are also considered.
We determine allowances for those accounts that are TDR based on the discounted present value of cash flows expected to be collected over the life of those accounts. The cash flows are discounted based on the weighted-average effective interest rate of the TDR accounts. The excess of the carrying amount over the discounted cash flow amount is recorded as an allowance for loss on those accounts.
Inventories. Inventories consist of finished goods or parts and are valued at the lower of weighted-average cost or market.
Vendor Allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, and promotion programs, collectively referred to as vendor allowances, which are recorded on the accrual basis. We estimate the vendor allowances to accrue based on the progress of satisfying the terms of the programs based on actual and projected sales or purchase of qualifying products. If the programs are related to product purchases, the vendor allowances are recorded as a reduction of product cost in inventory still on hand with any remaining amounts recorded as a reduction of cost of goods sold. During the years ended January 31, 2017, 2016 and 2015, we recorded $162.5 million, $145.4 million and $116.4 million, respectively, as reductions in cost of goods sold from vendor allowances.
Property and Equipment. Property and equipment, including any major additions and improvements to property and equipment, are recorded at cost. Normal repairs and maintenance that do not materially extend the life of property and equipment are expensed as incurred. Depreciation, which includes amortization of capitalized leases, is computed using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, over the shorter of the estimated useful lives or the remaining terms of the leases.
Internal-Use Software Costs. Costs related to software developed or obtained for internal use are expensed as incurred until the application development stage has been reached. Once the application development stage has been reached, certain qualifying costs are capitalized until the software is ready for its intended use.
Impairment of Long-Lived Assets. Long-lived assets are evaluated for impairment, primarily at the retail store level. We monitor store performance in order to assess if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store's performance. For property and equipment held and used, we recognize an impairment loss if the carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and estimated fair value. Fair value is determined by discounting the anticipated cash flows over the remaining term of the lease utilizing certain unobservable inputs (Level 3). For the years ended January 31, 2017, 2016 and 2015, no impairment charges were recorded.
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt.  All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the revolving credit facility were $5.7 million and $7.6 million as of January 31, 2017 and 2016, respectively, and included in other assets on our consolidated balance sheet.
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
Sales financed by us under short-term, no-interest option credit programs are recognized at the time the customer takes possession of the product, consistent with the above stated policy. Considering the short-term nature of no-interest option programs for terms less than one yea

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

r, sales are recorded at full value and are not discounted. Sales financed by us under longer term, no-interest option programs are recorded at their net present value. Sales on no-interest option programs under third-party programs typically require us to pay the third-party a fee on each completed sale, which is recorded as a reduction of net sales in the retail segment.
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
Advertising Costs. Advertising costs are expensed as incurred. For fiscal years 2017, 2016 and 2015, advertising expense was $92.9 million, $89.9 million and $81.8 million, respectively.
Stock-based Compensation. For stock option grants, we use the Black-Scholes model to determine fair value. For grants of restricted stock units, the fair value of the grant is the market value of our stock at the date of issuance. Stock-based compensation expense is recorded, net of estimated forfeitures, for share-based compensation awards over the requisite service period using the straight-line method. An adjustment is made to compensation cost for any difference between the estimated forfeitures and the actual forfeitures related to the awards. For equity-classified share-based compensation awards, expense is recognized based on the grant-date fair value.
Self-insurance. We are self-insured for certain losses relating to group health, workers' compensation, automobile, general and product liability claims. We have stop-loss coverage to limit the exposure arising from these claims. Self-insurance losses for claims filed and claims incurred, but not reported, are accrued based upon our estimates of the net aggregate liability for claims incurred using development factors based on historical experience.
Income Taxes. We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. We follow the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards, as measured using the enacted tax rates expected to be in effect when the temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. To the extent penalties and interest are incurred, we record these charges as a component of our provision for income taxes.
We review and update our tax positions as necessary to add any new uncertain tax positions taken, or to remove previously identified uncertain positions that have been adequately resolved. Additionally, uncertain positions may be remeasured as warranted by changes in facts or law. Accounting for uncertain tax positions requires estimating the amount, timing and likelihood of ultimate settlement.
Leases. We lease the majority of our current store locations and certain of our facilities and operating equipment under operating leases. The fixed, non-cancelable terms of our real estate leases are generally five to 15 years and generally include renewal options that allow us to extend the term beyond the initial non-cancelable term. Most of the real estate leases require payment of real estate taxes, insurance and certain common area maintenance costs in addition to future minimum lease payments. Equipment leases generally provide for initial lease terms of three to seven years and provide for a purchase right at the end of the lease term at the then fair market value of the equipment. As of January 31, 2017 and 2016, deferred rent related to lease agreements with escalating rent payments and rent holiday was $25.4 million and $20.9 million, respectively.
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
Additionally, certain operating leases contain terms which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement (tenant allowances). We record the amount to be remitted by the landlord as a tenant allowance receivable as we earn it under the terms of the contract. At the same time, we record deferred rent in an equal amount in the consolidated balance sheet. The tenant allowance receivable is reduced as cash is received from the landlord, while the deferred rent is amortized as a

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reduction to rent expense over the lease term. As of January 31, 2017 and 2016, deferred rent related to tenant allowances, including both current and long-term portions, was $71.3 million and $60.9 million, respectively.
Earnings per Share. Basic earnings per share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effects of any stock options and restricted stock units granted, which is calculated using the treasury-stock method. The following table sets forth the shares outstanding for the earnings per share calculations:

	Year Ended January 31,
(in thousands)	2017	2016	2015
Weighted-average common shares outstanding - Basic	30,776	35,084	36,232
Dilutive effect of stock options and restricted stock units	—	473	668
Weighted-average common shares outstanding - Diluted	30,776	35,557	36,900
For the years ended January 31, 2017, 2016 and 2015, the weighted-average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 735,000, 388,000 and 116,000, respectively.
Repurchase Program. During fiscal year 2016, we announced that the Board of Directors of the Company ("Board of Directors") authorized a repurchase program of up to an aggregate of $175.0 million of (i) shares of the Company's outstanding common stock; (ii) 7.250% Senior Notes Due 2022 (the "Senior Notes"); or (iii) a combination thereof. During fiscal year 2016, we purchased 5.9 million shares of common stock, using $151.6 million of the $175.0 million repurchase authorization. Additionally, we utilized $22.9 million of the repurchase authorization to acquire $23.0 million of face value of our Senior Notes. On November 30, 2016, the Board of Directors terminated the share repurchase program. We did not engage in any share repurchase activity under our share repurchase program during fiscal year 2017.
Contingencies. An estimated loss from a contingency is recorded if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Gain contingencies are not recorded until realization is assured beyond a reasonable doubt. Legal costs related to loss contingencies are expensed as incurred.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized using defined hierarchical levels related to subjectivity associated with the inputs to fair value measurements as follows:

•	Level 1 – Inputs represent unadjusted quoted prices in active markets for identical assets or liabilities

•
Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (for example, quoted market prices for similar assets or liabilities in active markets or quoted market prices for identical assets or liabilities in markets not considered to be active, inputs other than quoted prices that are observable for the asset or liability, or market-corroborated inputs).

•
Level 3 – Inputs that are not observable from objective sources such as our internally developed assumptions used in pricing an asset or liability (for example, an estimate of future cash flows used in our internally developed present value of future cash flows model that underlies the fair-value measurement).

In determining fair value, we use observable market data when available, or models that incorporate observable market data. When we are required to measure fair value and there is not a market-observable price for the asset or liability or for a similar asset or liability, we use the cost or income approach depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach is based on management’s best assumptions regarding expectations of future net cash flows and discounts the expected cash flows using a commensurate risk-adjusted discount rate. Such evaluations involve significant judgment, and the results are based on expected future events or conditions such as sales prices, economic and regulatory climates, and other factors, most of which are often outside of management’s control. However, we believe assumptions used reflect a market participant’s view of long-term prices, costs, and other factors and are consistent with assumptions used in our business plans and investment decisions.
In arriving at fair-value estimates, we use relevant observable inputs available for the valuation technique employed. If a fair-value measurement reflects inputs at multiple levels within the hierarchy, the fair-value measurement is characterized based on the lowest level of input that is significant to the fair-value measurement.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of cash and cash equivalents and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a Level 3 discounted cash flow analysis, approximates their carrying amount, which includes the allowance for doubtful accounts. The fair value of our revolving credit facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At January 31, 2017, the fair value of the Senior Notes outstanding, which was determined using Level 1 inputs, was $197.9 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At January 31, 2017, the fair value of the asset-backed notes was determined using Level 2 inputs based on inactive trading activity and approximates their carrying value.
Recent Accounting Pronouncements Adopted. In August of 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern for each annual and interim reporting period, and disclose in its financial statements whether there is substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. Management has determined that there is no substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued.
Recent Accounting Pronouncements Yet To Be Adopted. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current guidance. Upon adoption of ASU 2014-09, entities are required to recognize revenue using the following comprehensive model: (1) identify contracts with customers, (2) identify the performance obligations in such contracts, (3) determine transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue as each performance obligation is satisfied. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year and allows early adoption on a limited basis. The FASB has also issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, all of which were issued to improve and clarify the guidance in ASU 2014-09. These ASUs are effective for us beginning in the first quarter of fiscal year 2019 and will result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. We currently anticipate adopting the standard using the cumulative catch-up transition method. Based on our preliminary assessment, we do not expect the adoption of these ASUs to have a material impact on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory that has historically been measured using first-in, first-out or average cost method should now be measured at the lower of cost and net realizable value. The update requires prospective application and will become effective for our fiscal year 2018, including interim periods within that fiscal year. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will change how lessees account for leases. For most leases, a liability will be recorded on the balance sheet based on the present value of future lease obligations with a corresponding right-of-use asset. Primarily for those leases currently classified by us as operating leases, we will recognize a single lease cost on a straight line basis based on the combined amortization of the lease obligation and the right-of-use asset. Other leases will be required to be accounted for as financing arrangements similar to how we currently account for capital leases. On transition, we will recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The final standard will become effective for us beginning in the first quarter of fiscal year 2020. We are currently assessing the impact this ASU will have on our financial statements. We are the lessee under various lease agreements for our retail stores and equipment that are currently accounted for as operating leases as discussed in Note 6, Leases.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which modifies the accounting for excess tax benefits and tax deficiencies associated with share-based payments, the accounting for forfeitures, and the classification of certain items on the statement of cash flows. ASU 2016-09 eliminates the requirement to recognize excess tax benefits in additional paid-in capital ("APIC"), and the requirement to evaluate tax deficiencies for APIC or income tax expense classification, and provides for these benefits or deficiencies to be recorded as an income tax expense or benefit in the income statement. With these changes, tax-related cash flows resulting from share-based payments will be classified as operating activities as opposed to financing, as currently presented. The standard will become effective for us in the first quarter of fiscal year 2018, with early adoption permitted. We are currently assessing the impact this ASU will have on our financial statements.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that financial assets measured at amortized cost should be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The standard will become effective for us in the first quarter of fiscal year 2021 and earlier adoption is permitted beginning in the first quarter of fiscal year 2020. We are currently assessing the impact this ASU will have on our financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice. Among other things, the presentation of debt prepayment or debt extinguishment costs as cash outflows for financing activities on the statement of cash flow. The standard will become effective for us in the first quarter of fiscal year 2019, early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. We will be required to adopt the amendments in this ASU in the annual and interim periods for our fiscal year ending January 31, 2019, with early adoption permitted. The application of the amendments will require the use of a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are evaluating the standard and the impact it will have on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires that the statement of cash flows provides the change in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. This will result in us no longer showing the changes in restricted cash balances as a component of cash flows from financing activities but instead include the balances of both current and long-term restricted cash with cash and cash equivalents in total cash, cash equivalents and restricted cash for the beginning and end of the periods presented. The ASU will become effective for us in the first quarter of fiscal year 2019, early adoption is permitted. We are currently assessing when we expect to adopt the ASU.

2.	Customer Accounts Receivable

	Total Outstanding Balance		60 Days Past Due(1)		Re-aged(1)
	January 31,		January 31,		January 31,
(in thousands)	2017	2016	2017	2016	2017	2016
Customer accounts receivable	$1,417,581	$1,470,205	$127,747	$127,400	$111,585	$112,221
Restructured accounts	138,858	117,651	38,010	30,323	138,858	117,651
Total customer portfolio balance	1,556,439	1,587,856	$165,757	$157,723	$250,443	$229,872
Net deferred origination fees and costs	(6,991)	—
Allowance for uncollectible accounts	(210,175)	(190,990)
Allowances for no-interest option credit programs	(21,207)	(21,290)
Total customer accounts receivables, net	1,318,066	1,375,576
Short-term portion of customer accounts receivable, net	(702,162)	(743,931)
Long-term portion of customer accounts receivable, net	$615,904	$631,645
Securitized receivables held by the VIE	$1,015,837	$870,684	$156,344	$135,800	$238,375	$204,594
Receivables not held by the VIE	540,602	717,172	9,413	21,923	12,068	25,278
Total customer portfolio balance	$1,556,439	$1,587,856	$165,757	$157,723	$250,443	$229,872

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Due to the fact that an account can become past due after having been re-aged, accounts could be represented as both past due and re-aged. As of January 31, 2017 and 2016, the amounts included within both 60 days past due and re-aged was $66.7 million and $55.2 million, respectively. As of January 31, 2017 and 2016, the total customer portfolio balance past due one day or greater was $406.1 million and $387.3 million, respectively. These amounts include the 60 days past due totals shown above.

The following presents the activity in our balance in the allowance for doubtful accounts and uncollectible interest for customer receivables:

	January 31, 2017
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$149,227	$41,763	$190,990
Provision(1)	219,084	62,788	281,872
Principal charge-offs(2)	(183,235)	(46,710)	(229,945)
Interest charge-offs	(30,686)	(7,832)	(38,518)
Recoveries(2)	4,602	1,174	5,776
Allowance at end of period	$158,992	$51,183	$210,175
Average customer portfolio balance outstanding	$1,423,445	$129,030	$1,552,475

	January 31, 2016
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$118,786	$28,196	$146,982
Provision(1)	204,499	53,658	258,157
Principal charge-offs(2)	(150,237)	(34,604)	(184,841)
Interest charge-offs	(27,414)	(6,314)	(33,728)
Recoveries(2)	3,593	827	4,420
Allowance at end of period	$149,227	$41,763	$190,990
Average customer portfolio balance outstanding	$1,355,804	$102,522	$1,458,326

	January 31, 2015
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$54,448	$17,353	$71,801
Provision(1)	187,222	32,125	219,347
Principal charge-offs(2)	(113,525)	(19,661)	(133,186)
Interest charge-offs	(20,503)	(3,551)	(24,054)
Recoveries(2)	11,144	1,930	13,074
Allowance at end of period	$118,786	$28,196	$146,982
Average customer portfolio balance outstanding	$1,129,513	$63,698	$1,193,211

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest). Recoveries include the principal amount collected or sold to third-parties during the period for previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Property and Equipment
Property and equipment consist of the following:

	Estimated	January 31,
(dollars in thousands)	Useful Lives	2017	2016
Land	—	$3,979	$395
Buildings	30 years	913	1,222
Leasehold improvements	5 to 15 years	215,612	191,606
Equipment and fixtures	3 to 5 years	59,879	49,741
Capital leases	3 to 5 years	4,989	4,312
Construction in progress	—	13,572	21,273
		298,944	268,549
Less: accumulated depreciation		(139,742)	(117,066)
		$159,202	$151,483

Depreciation expense was approximately $28.8 million, $22.7 million and $18.5 million for the years ended January 31, 2017, 2016 and 2015, respectively. Construction in progress is comprised primarily of the construction of leasehold improvements related to unopened retail stores and internal-use software under development. Capital lease assets primarily include technology equipment.

4.	Accrual for Store and Facility Closures
We have closed or relocated retail and facility locations that did not perform at a level we expect for mature store locations or that did not align with our long-term retail objectives. Certain of the closed or relocated stores and facilities had non-cancelable lease agreements, resulting in the accrual of the present value of the remaining lease payments and estimated related occupancy obligations, net of estimated sublease income. Adjustments to these projections for changes in estimated marketing times and sublease rates, as well as other revisions, are made to the obligation as further information related to the actual terms and costs become available.
The following table presents detail of the activity in the accrual for store closures:

	January 31,
(in thousands)	2017	2016
Balance at beginning of period	$1,866	$2,557
Accrual for additional closures	738	318
Adjustments	59	32
Cash payments, net of sublease income	(789)	(1,041)
Balance at end of period	1,874	1,866
Current portion, included in accrued expenses	(883)	(653)
Long-term portion, included in other long-term liabilities	$991	$1,213

5.	Charges and Credits
Charges and credits consisted of the following:

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31,
(in thousands)	2017	2016	2015
Store and facility closure costs	$1,089	$637	$3,646
Legal and professional fees related to the exploration of strategic alternative and securities-related litigation	101	3,153	1,135
Sales tax audit reserve	1,434	2,748	—
Executive management transition costs	234	1,506	—
Loss from retirement of leasehold improvement	1,986	—	—
Employee severance	1,634	—	909
	$6,478	$8,044	$5,690
During fiscal year 2017, fiscal year 2016 and fiscal year 2015, we incurred legal and professional fees related to the exploration of strategic alternatives and securities-related litigation. During the fourth quarter of fiscal year 2016, we recorded a sales tax audit reserve based on an initial estimate of prior year and post-audit periods, which we subsequently adjusted in fiscal year 2017. In addition, during fiscal year 2016, we incurred transition costs due to changes in the executive management team and, during fiscal years 2017 and 2015, we incurred charges for severance. During fiscal year 2017, fiscal year 2016, and fiscal year 2015, we closed or relocated retail locations that were under-performing or did not align with our long-term retail objectives and recorded the related charges. In connection with our store and facility closures, or if otherwise necessary, we adjust the related lease obligations as more information becomes available.

6.	Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Year ended January 31,
(in thousands)	2017	2016	2015
Interest income and fees	$238,386	$238,161	$211,063
Insurance commissions	42,422	50,789	50,613
Other revenues	1,569	1,639	2,566
Total finance charges and other revenues	$282,377	$290,589	$264,242

Interest income and fees and insurance commissions are derived from the credit segment operations, whereas other revenues is derived from the retail segment operations. For the years ended January 31, 2017, 2016 and 2015, interest income and fees on customer receivables is reduced by provisions for uncollectible interest of $40.6 million, $36.7 million and $27.5 million, respectively. The amount included in interest income and fees related to TDR accounts for the years ended January 31, 2017, 2016 and 2015 is $17.3 million and $14.0 million and $9.1 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Debt and Capital Lease Obligations
Debt and capital lease obligations consisted of the following:

	January 31,
(in thousands)	2017	2016
Revolving credit facility	$177,500	$329,207
Senior Notes	227,000	227,000
2015 Class A Notes	12,166	551,383
2015 Class B Notes	165,900	165,900
2016A Class A Notes	64,732	—
2016A Class B Notes	70,510	—
2016A Class C Notes	70,510	—
2016B Class A Notes	256,513	—
2016B Class B Notes	111,960	—
Capital lease obligations	2,393	2,488
Total debt and capital lease obligations	1,159,184	1,275,978
Less:
Discount on debt	(3,089)	(3,641)
Deferred debt issuance costs	(10,853)	(22,659)
Current maturities of capital lease obligations	(849)	(799)
Long-term debt and capital lease obligations	$1,144,393	$1,248,879
Future maturities of debt, excluding capital lease obligations, as of January 31, 2017 are as follows:

(in thousands)
Year ended January 31,
2018	$—
2019	569,254
2020	111,960
2021	248,577
2022	—
Thereafter	227,000
Total	$1,156,791
Senior Notes. On July 1, 2014, we issued $250.0 million of unsecured Senior Notes due July 2022 bearing interest at 7.250%, pursuant to an indenture dated July 1, 2014 (the "Indenture"), among Conn's, Inc., its subsidiary guarantors (the "Guarantors") and U.S. Bank National Association, as trustee. The effective interest rate of the Senior Notes after giving effect to the discount and issuance costs is 7.8%. During fiscal year 2016, we repurchased $23.0 million of face value of the Senior Notes for $22.9 million. As a result of the repurchases of Senior Notes, we had a loss on extinguishment of $0.5 million, primarily due to the write-off of related deferred financing costs.
The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock ("restricted payments"); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations on restricted payments are only effective if one or more of the following occurred: (1) a default were to exist under the Indenture, (2) if we could not satisfy a debt incurrence test, and (3) if the aggregate amount restricted payments would exceed an amount tied to the consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have had a leverage ratio, as defined under the Indenture, less than

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or equal to 2.50 to 1.0. As a result of these exceptions, as of January 31, 2017, $176.0 million would have been free from the dividend restriction. However, as a result of the revolving credit facility dividend restrictions, which are further described below, we are unable to make a dividend distribution, as of January 31, 2017. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period.
Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we default in the payment of other debt due at maturity or upon acceleration for default in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
In October 2015, the Company, the Guarantors and U.S. Bank National Association, as trustee, adopted, with the consent of the holders of a majority in the outstanding principal amount of the Senior Notes, the Second Supplemental Indenture (the "Supplemental Indenture"). Pursuant to the Supplemental Indenture, the Indenture was amended to extend, from May 1, 2014 to November 1, 2015, the beginning of the accounting period from which consolidated net income is calculated for purposes of determining the size of the "restricted payment basket" exception to the restricted payments limitation and to increase, from $75.0 million to $375.0 million, the dollar threshold exception to the restricted payments limitation. In November 2015, we paid $3.8 million as an aggregate consent fee to the consenting holders of the Senior Notes, recorded as deferred debt issuance costs, which is being amortized over the remaining life of the Senior Notes.
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
In March 2016, we securitized $705.1 million of customer accounts receivables by transferring the receivables to a separate bankruptcy-remote variable-interest entity (the "2016-A VIE"). The 2016-A VIE issued two classes of asset-backed notes at a total face amount of $493.5 million secured by the transferred customer accounts receivables. The transaction resulted in net proceeds to us of approximately $478.2 million, net of transaction costs and restricted cash held by the 2016-A VIE. In October 2016, the 2016-A VIE issued a third class of asset-backed notes at a total face amount of $70.5 million, secured by the same customer accounts receivables that were transferred in March 2016. This resulted in net proceeds to us of approximately $71.6 million, including debt premium and net of transaction costs. The net proceeds from the issued asset-backed notes were used to pay down the outstanding balance on our revolving credit facility and for other general corporate purposes.
In October 2016, we securitized $699.7 million of customer accounts receivables by transferring the receivables to a new bankruptcy-remote variable-interest entity (the "2016-B VIE" and, together with the 2015 VIE and the 2016-A VIE, the "VIEs"). The 2016-B VIE issued two classes of asset-backed notes at a total face amount of $503.8 million secured by the transferred customer accounts receivables. This resulted in net proceeds to us of approximately $488.6 million, net of transaction costs and restricted cash held by the 2016-B VIE. The net proceeds were used to pay down the outstanding balance on our revolving credit facility and for other general corporate purposes.
Under the terms of the securitization transactions described immediately above, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of issued notes, and then to us as the holder of the non-issued notes and residual equity.
The asset-backed notes were offered and sold to qualified institutional buyers pursuant to the exemptions from registration provided by Rule 144A under the Securities Act of 1933, as amended. If an event of default were to occur under the indenture that governs the respective asset-backed notes, the payment of the outstanding amounts may be accelerated, in which event the cash proceeds of the receivables that otherwise might be released to the residual equity holder would instead be directed entirely toward repayment of the asset-backed notes, or if the receivables are liquidated, all liquidation proceeds could be directed solely to repayment of the asset-backed notes as governed by the respective terms of the asset-backed notes. The holders of the asset-backed notes have no recourse to assets outside of the VIEs. Events of default include, but are not limited to, failure to make required payments on the asset-backed notes or specified bankruptcy-related events.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The asset-backed notes consist of the following:

Asset-Backed Notes	Principal Amount	Net Proceeds(1)	Issuance Date	Maturity Date	Fixed Interest Rate	Effective Interest Rate(2)
2015-A Class A Notes	$952,100	$922,247	9/10/2015	9/15/2020	4.57%	9.10%
2015-A Class B Notes	165,900	156,200	9/10/2015	9/15/2020	8.50%	10.00%
2016-A Class A Notes	423,030	409,845	3/17/2016	4/16/2018	4.68%	7.20%
2016-A Class B Notes	70,510	68,309	3/17/2016	8/15/2018	8.96%	10.10%
2016-A Class C Notes	70,510	71,648	10/12/2016	4/15/2020	12.00%	10.60%
2016-B Class A Notes	391,840	380,033	10/6/2016	10/15/2018	3.73%	6.30%
2016-B Class B Notes	111,960	108,586	10/6/2016	3/15/2019	7.34%	8.20%
Total	$2,185,850	$2,116,868

(1)	After giving effect to debt issuance costs and restricted cash held by the VIEs.

(2)	After giving effect to debt issuance costs.
Revolving Credit Facility. On October 30, 2015, Conn's, Inc. and certain of its subsidiaries (the "Borrowers") entered into the Third Amended and Restated Loan and Security Agreement with certain lenders, which provides for an $810.0 million asset-based revolving credit facility (the "revolving credit facility") under which credit availability is subject to a borrowing base. The revolving credit facility matures on October 30, 2018.
In connection with entering into the revolving credit facility, we wrote-off $0.9 million of debt issuance costs related to our previous revolving credit facility for lenders that did not continue to participate. Also, we paid $3.0 million of debt issuance costs, recorded as other assets, which will be amortized ratably over the remaining term of the revolving credit facility along with the debt issuance costs remaining from the previous revolving credit facility.
On February 16, 2016, the Borrowers entered into an amendment to the revolving credit facility with the lenders thereunder that include the following changes:

•	Excluding non-cash deferred amortization of debt related transaction costs from interest coverage ratio; and

•	Extending from 6 months to 18 months the time frame subsequent to the closing of a securitization transaction in which the Cash Recovery Percent covenant will be determined.
On May 18, 2016, the Borrowers entered into a second amendment to the revolving credit facility with the lenders thereunder, which resulted in various changes, including:

•	Amending the minimum interest coverage ratio covenant, so long as the borrowing base reduction discussed below is in effect, to:

•	Reduce the minimum interest coverage ratio covenant to 1.0x for the second quarter of fiscal year 2017 through the first quarter of fiscal year 2018; and

•	Reduce the minimum interest coverage ratio covenant to 1.25x for the second quarter of fiscal year 2018 through the third quarter of fiscal year 2019.

•	Modifying the conditions for repurchases of the Company's common stock, including the addition of a requirement to achieve a minimum interest coverage ratio of 2.5x for two consecutive quarters; and

•
Reducing the borrowing base by $15.0 million beginning on May 31, 2016, reducing the borrowing base by $10.0 million for each month beginning with July 31, 2017 so long as the interest coverage ratio is at least 1.25x, and no borrowing base reduction at any time the interest coverage ratio is at least 2.0x for two consecutive quarters.

Loans under the revolving credit facility bear interest, at our option, at a rate equal to LIBOR plus a margin ranging from 2.75% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.75% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. The weighted-average interest rate on borrowings outstanding and including unused line fees under the revolving credit facility was 5.5% for the year ended January 31, 2017. We also pay an unused fee on the portion o

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f the commitments that are available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the outstanding balance and letters of credit of the revolving credit facility in the immediately preceding quarter.
The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of January 31, 2017, we had immediately available borrowing capacity of $161.5 million under our revolving credit facility, net of standby letters of credit issued of $5.2 million. We also had $465.8 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances.
The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may make dividends and distributions to the Company and other obligors under the revolving credit facility without restriction. As of January 31, 2017, we are unable to make a dividend distribution as a result of the revolving credit facility dividend restrictions. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.
Debt Covenants. We were in compliance with our debt covenants at January 31, 2017. A summary of the significant financial covenants that govern our revolving credit facility compared to our actual compliance status at January 31, 2017 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio must equal or exceed minimum	1.74:1.00	1.00:1.00
Leverage Ratio must not exceed maximum	2.53:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.27:1.00	2.00:1.00
Cash Recovery Percent must exceed stated amount	4.66%	4.25%
Capital Expenditures, net, must not exceed maximum	$11.5 million	$75.0 million
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
On March 31, 2017, the Borrowers entered into a third amendment to the revolving credit facility with the lenders thereunder. The See Note 19. Subsequent Events for additional details. The covenants above are calculated pursuant to the third amendment to the revolving credit facility.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income Taxes
The deferred tax assets and liabilities consisted of the following:

	January 31,
(in thousands)	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$64,642	$57,585
Deferred rent	9,185	7,479
Deferred gains on sale-leaseback transactions	3,014	3,295
Deferred revenue	1,695	4,168
Inventories	3,568	3,494
Stock-based compensation	1,840	1,845
State net operating loss carryforwards	992	1,324
State margin tax	1,039	1,008
Other	5,255	3,422
Total deferred tax assets	91,230	83,620
Deferred tax liabilities:
Sales tax receivable	(7,481)	(9,316)
Property and equipment	(10,319)	(1,717)
Other	(1,988)	(2,368)
Total deferred tax liabilities	(19,788)	(13,401)
Net deferred tax asset	$71,442	$70,219
Our state net operating loss carryforwards begin to expire in the fiscal year ending January 31, 2028. Realization of our net deferred tax asset ultimately depends on the existence of sufficient taxable income, which may include future taxable income, taxable income in prior carryback years, and tax planning strategies. Based on the weight of available evidence at January 31, 2017, we believe that it is more likely than not that we will generate sufficient taxable income, in addition to realize available taxable income in prior carryback years, to utilize all of our net deferred tax asset.
We had no uncertain tax positions at either January 31, 2017 or 2016.
Provision for income taxes consisted of the following:

	Year ended January 31,
(in thousands)	2017	2016	2015
Current:
Federal	$(11,251)	$32,820	$54,959
State	3,519	2,242	2,570
Total current	(7,732)	35,062	57,529
Deferred:
Federal	(1,435)	(16,032)	(23,712)
State	212	(642)	(1,828)
Total deferred	(1,223)	(16,674)	(25,540)
Provision for income taxes	$(8,955)	$18,388	$31,989

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the (benefit) provision for income taxes at the U.S. federal statutory tax rate and the total tax (benefit) provision for each of the periods presented in the statements of operations follows:

	Year ended January 31,
(in thousands)	2017	2016	2015
Income tax (benefit) provision at U.S. federal statutory rate	$(12,081)	$17,235	$31,676
State income taxes, net of federal benefit	2,363	1,180	1,893
Change in valuation allowance	—	—	(2,180)
Deferred tax adjustment	771	—	—
Other	(8)	(27)	600
	$(8,955)	$18,388	$31,989
As of January 31, 2014, we had a valuation allowance related to individual state net operating loss carryforwards due to the cumulative jurisdiction losses incurred over the three-year period then ended. Based upon our review of all evidence in existence at January 31, 2015, the valuation allowance was reversed as we believed it is more-likely-than-not that all established deferred tax assets will be fully realized based primarily on carry backs, the reversal of existing taxable temporary differences and projected future taxable income.
Federal tax returns for fiscal years subsequent to January 31, 2013, remain open for examination. State returns subject to examination vary depending upon the state. Generally, state tax returns for fiscal years subsequent to January 31, 2013 are subject to state examination.

9.	Leases
For the years ended January 31, 2017, 2016 and 2015, total rent expense was $50.9 million, $44.7 million and $39.4 million, respectively.
As of January 31, 2017, our future minimum lease payments are as follows:

(in thousands)	Operating Leases	Capital Leases
Year ending January 31,
2018	$59,721	$989
2019	58,347	852
2020	57,111	487
2021	55,057	168
2022	53,459	169
Thereafter	179,112	—
Total	$462,807	2,665
Less - interest on capital lease obligations		(272)
Total principal payable on capital lease obligations		2,393
Less - current maturities		(849)
Long-term capital lease obligations		$1,544

10.	Stock-Based Compensation
On May 25, 2016, our stockholders approved the Conn’s, Inc. 2016 Omnibus Incentive Plan ("2016 Plan") which had been approved previously by our Board of Directors on March 23, 2016, and which replaced our 2011 Omnibus Incentive Plan ("2011 Plan") and our Amended and Restated 2003 Incentive Stock Option Plan ("2003 Plan"). The 2016 Plan provides for 1,200,000 shares of Company common stock available for issuance. Shares subject to an award under the 2016 Plan, the 2011 Plan or the 2003 Plan that lapse, expire, are forfeited or terminated, or are settled in cash will again become available for future grant under the 2016 Plan. Shares will not become available for future grant under the 2016 Plan if delivered or withheld to pay withholding taxes or the exercise price of an option or repurchased on the open market with the proceeds of an option exercise.
Our 2016 Plan is an equity-based compensation plan that allows for the grant of a variety of awards, including stock options, restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance stock awards ("PSUs"), stock appreciation

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rights and performance and cash awards. Awards are generally granted once per year, with the amount and type of awards determined by the Compensation Committee of our Board of Directors (the "Committee"). Stock options and RSUs are subject to early termination provisions but generally vest over periods of one to five years from the date of grant. Stock options under the various plans are issued with exercise prices equal to the market value on the date of the grant and, typically, expire ten years after the date of grant. Generally, stock-based awards granted under the 2016 Plan will not become fully vested or exercisable prior to the one-year anniversary of the date of grant, except that this restriction will not apply to awards to the extent the aggregate number of shares subject to such awards do not exceed 5% of the total number of shares initially available under the 2016 Plan. This restriction also does not apply to the acceleration of vesting or exercisability upon or after a change in control of the Company or the right of the Committee to accelerate vesting or exercisability upon a participant’s termination of employment or service.
In the event of a change in control of the Company, as defined in the 2016 Plan, the Board of Directors may cause some or all outstanding awards to fully or partially vest, either upon the change in control or upon a subsequent termination of employment or service, and may provide that any applicable performance criteria be deemed satisfied at the target or any other level. The Board of Directors may also cause outstanding awards to terminate in exchange for a cash or stock payment or to be substituted or assumed by the surviving corporation.
We also continue to maintain the 2003 Non-Employee Director Stock Option Plan and 2011 Non-Employee Director Restricted Stock Plan.
As of January 31, 2017, shares authorized for future issuance were: 809,052 under the 2016 Plan; 90,000 under the 2003 Non-Employee Director Stock Option Plan; and 143,603 under the 2011 Non-Employee Director Restricted Stock Plan.
On February 23, 2017, the Committee approved special equity awards to certain officers of the Company. See Note 19. Subsequent Events for additional discussion of the special equity awards.
Stock-Based Compensation Expense. Total stock-based compensation expense, recognized primarily in selling, general and administrative expenses, from stock-based compensation consisted of the following:

	Year Ended January 31,
(in thousands)	2017	2016	2015
Stock options	$173	$331	$825
RSUs	4,499	3,926	2,772
Employee stock purchase plan	329	354	500
	$5,001	$4,611	$4,097
During the years ended January 31, 2017, 2016, and 2015, we recognized tax benefits related to stock-based compensation of $1.6 million, $1.4 million, and $1.2 million, respectively. As of January 31, 2017, the total unrecognized compensation cost related to all non-vested stock-based compensation awards was $11.3 million and is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of common stock vested during fiscal years 2017, 2016 and 2015 was $0.3 million, $2.5 million and $5.4 million, respectively, based on the market price at the vesting date.
Stock Options. During fiscal year 2017, 100,000 stock options were awarded with a range of exercise prices between $12.65 and $25.30 per share. The stock options awarded vest in equal installments over a four-year period and expire 10 years from the date of grant. The fair values of the stock options at grant date ranged from $8.97 to $10.03. The fair values of the stock option awards were determined using the Black-Scholes option pricing model. The weighted-average assumptions for the option awards granted in fiscal year 2017 included expected volatility of 75.1%, an expected term of ten years and risk-free interest rate of 2.46%. No dividend yield was included in the weighted-average assumptions for the option awards granted in fiscal year 2017. No stock options were awarded during fiscal years 2016 or 2015.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity for outstanding stock options:

(shares in thousands)	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding, January 31, 2016	846	$13.87
Granted	100	$18.98
Exercised	(111)	$4.54
Forfeited and expired	(326)	$15.69
Outstanding, January 31, 2017	509	$14.62	4.3 years
Vested and expected to vest, January 31, 2017	509	$14.62	4.3 years
Exercisable, January 31, 2017	409	$13.56	2.9 years
During the years ended January 31, 2017, 2016 and 2015, the total intrinsic value of stock options exercised was $1.0 million, $2.2 million and $2.5 million, respectively. The aggregate intrinsic value of stock options outstanding, vested and expected to vest and exercisable at January 31, 2017 was approximately $1.0 million.
Restricted Stock Units. The restricted stock program consists of a combination of performance-based RSUs and time-based RSUs. The number of performance-based RSUs issued under the program is dependent upon our achievement of a predefined return on invested capital ("ROIC") for the period identified in the grant, which is generally two years. In the event ROIC exceeds the predefined target, shares for up to a maximum of 150% of the target award may be granted. In the event the ROIC falls below the predefined target, a reduced number of shares may be granted. If the ROIC falls below the threshold performance level, no shares will be granted. The performance-based RSUs vest 50% on the second anniversary of the grant date and then 25% at each of the third and fourth anniversaries of the grant date. The time-based RSUs generally vest on a straight-line basis over their term, which is generally four to five years.
The following table summarizes the activity for RSUs:

	Time-Based RSUs		Performance-Based RSUs
(shares in thousands)	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value	Total Number of Units
Balance, January 31, 2016	540	$30.55	59	$37.01	599
Granted	623	$10.70	132	$11.65	755
Vested and converted to common stock	(148)	$28.66	(14)	$17.12	(162)
Forfeited	(197)	$27.00	(57)	$34.06	(254)
Balance, January 31, 2017	818	$16.61	120	$11.65	938

The total fair value of restricted shares vested during fiscal years 2017, 2016 and 2015 was $1.6 million, $4.5 million and $5.8 million, respectively, based on the market price at the vesting date.
Employee Stock Purchase Plan. Our Employee Stock Purchase Plan is available to our employees, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the years ended January 31, 2017, 2016 and 2015, we issued 100,758, 48,585 and 40,908 shares of common stock, respectively, to employees participating in the plan, leaving 864,581 shares remaining reserved for future issuance under the plan as of January 31, 2017.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Significant Vendors
As shown in the table below, a significant portion of our merchandise purchases were made from six vendors:

	Year ended January 31,
	2017	2016	2015
Vendor A	26.5%	29.1%	25.7%
Vendor B	17.6	17.9	18.4
Vendor C	5.8	4.7	6.8
Vendor D	5.4	4.1	4.9
Vendor E	4.0	3.2	3.4
Vendor F	3.7	3.1	3.3
	63.0%	62.1%	62.5%
The vendors shown above represent the top six vendors with the highest volume in each period shown. The same vendor may not necessarily be represented in all periods presented.

12.	Related Parties
From time to time, we have engaged Stephens Inc. to act as our financial advisor. Stephens Inc. and its affiliates beneficially own shares of our common stock and one member of our Board of Directors, Douglas H. Martin, is a Senior Managing Director of Stephens Inc. On March 31, 2015, we announced that we had engaged Stephens Inc., as a financial advisor to assist us with the process of pursuing a sale of all or a portion of the loan portfolio, or other refinancing of our loan portfolio. The disinterested members of our Board of Directors determined that it was in the Company's best interest to engage Stephens Inc. in such capacity. The engagement of Stephens Inc. as financial advisor was approved by the independent members of our Board of Directors after disclosure and consideration of the conflicts of interest involved in the transaction. Douglas H. Martin did not participate in the approval process. During fiscal year 2016, we paid Stephens Inc. a success fee of $1.1 million and ended the engagement as a result of the close of the securitization transaction in September 2015.

13.	Defined Contribution Plan
We have established a defined contribution 401(k) plan for eligible employees. Employees may contribute up to 20% of their eligible pretax compensation to the plan. We match 100% of the first 3% of the employees' contributions. At our option, we may make supplemental contributions to the plan, but have not made such contributions in the past three years. The matching contributions made by us totaled $1.1 million, $1.0 million and $1.1 million during the years ended January 31, 2017, 2016 and 2015, respectively.

14.	Contingencies
Securities Class Action Litigation. We and one of our current and one of our former executive officers are defendants in a consolidated securities class action lawsuit pending in the United States District Court for the Southern District of Texas (the “Court”), captioned In re Conn's Inc. Securities Litigation, Cause No. 14-CV-00548 (the “Consolidated Securities Action”). The Consolidated Securities Action started as three separate purported securities class action lawsuits filed between March 5, 2014 and May 5, 2014 in the Court that were consolidated into the Consolidated Securities Action on June 3, 2014. The plaintiffs in the Consolidated Securities Action allege that the defendants made false and misleading statements or failed to disclose material adverse facts about our business, operations, and prospects. They allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek to certify a class of all persons and entities that purchased or otherwise acquired Conn's common stock or call options, or sold or wrote Conn's put options between April 3, 2013 and December 9, 2014. The complaint does not specify the amount of damages sought.
On June 30, 2015, the Court held a hearing on the defendants' motion to dismiss plaintiffs' complaint. At the hearing, the Court dismissed Brian Taylor, a former executive officer, and certain other aspects of the complaint. The Court ordered the plaintiffs to further amend their complaint in accordance with its ruling, and the plaintiffs filed their Fourth Consolidated Amended Complaint on July 21, 2015. The remaining defendants filed a motion to dismiss on August 28, 2015. The defendant's motion to dismiss was fully briefed and the Court held a hearing on defendants' motion on March 25, 2016 and on May 5, 2016, the Court issued a ruling that dismissed 78 of 91 alleged misstatements. The parties have submitted their respective briefs in support of, and in opposition to, class certification, and also engaged in discovery pursuant to the Court’s scheduling order. Trial is scheduled for March 2018.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We intend to vigorously defend against all of the claims in the Consolidated Securities Action against us. It is not possible at this time to predict the timing or outcome of any of this litigation, and we cannot reasonably estimate the possible loss or range of possible loss from these claims.
Derivative Litigation. On December 1, 2014, an alleged shareholder filed, purportedly on behalf of the Company, a derivative shareholder lawsuit against us and certain of our current and former directors and executive officers in the Court, captioned Robert Hack, derivatively on behalf of Conn's, Inc., v. Theodore M. Wright, Bob L. Martin, Jon E.M. Jacoby, Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson, Brian Taylor, a former executive officer, and Michael J. Poppe and Conn's, Inc., Case No. 4:14-cv-03442 (the “Original Derivative Action”). The complaint asserts claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and insider trading based on substantially similar factual allegations as those asserted in the Consolidated Securities Action. The plaintiff seeks unspecified damages against the individual defendants and does not request any damages from us. The court approved a stipulation among the parties to stay the action pending resolution of the motion to dismiss in the Consolidated Securities Action, and the parties have requested that the Court extend the stay pending resolution of the anticipated motion to dismiss. The parties have agreed to continue the stay.
Another derivative action was filed in the 281st District Court, Harris County, Texas, on January 27, 2015, captioned, Richard A. Dohn v. Wright, et al., Cause No. 2015-04405. This action makes substantially similar allegations to the Original Derivative Action against the same defendants. The parties have entered into an agreed stay pending resolution of the motion to dismiss in the Consolidated Securities Action. The parties have agreed to continue the stay.
On February 25, 2015, a third derivative action was filed in the Court, captioned 95250 Canada LTEE, derivatively on Behalf of Conn's, Inc. v. Wright et al., Cause No. 4:15-cv-00521. This action makes substantially similar allegations to the Original Derivative Action. On March 30, 2015, the plaintiffs in this action and the Original Derivative Action filed a joint motion to consolidate these two derivative actions. The joint motion is still pending with the Court.
None of the plaintiffs in any of the derivative actions made a demand on our Board of Directors prior to filing their respective lawsuits. The defendants in the derivative actions intend to vigorously defend against these claims, and we cannot reasonably estimate the possible loss or range of possible loss from these claims.
Regulatory Matters. We are continuing to cooperate with the SEC's investigation of our underwriting policies and bad debt provisions, which began in November 2014.  The investigation is a non-public, fact-finding inquiry, and the SEC has stated that the investigation does not mean that any violations of law have occurred.
In addition, we are involved in other routine litigation and claims incidental to our business from time to time which, individually or in the aggregate, are not expected to have a material adverse effect on us. As required, we accrue estimates of the probable costs for the resolution of these matters. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact our estimate of reserves for litigation.

15.	Variable Interest Entities
In fiscal years 2017 and 2016, we securitized customer accounts receivables by transferring the receivables to various bankruptcy-remote VIEs. Under the terms of the respective securitization transactions, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of the asset-backed notes, and then to the residual equity holder. We retain the servicing of the securitized portfolio and receive a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables, and we currently hold all of the residual equity. In addition, we, rather than the VIEs, will retain certain credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charge-offs of the securitized receivables, which will continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as we consolidate the VIEs.
We consolidate VIEs when we determine that we are the primary beneficiary of these VIEs, we have the power to direct the activities that most significantly impact the performance of the VIEs and our obligation to absorb losses and the right to receive residual returns are significant.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn's, Inc.):

(in thousands)	January 31, 2017	January 31, 2016
Assets:
Restricted cash	$110,698	$78,576
Due from Conn's, Inc., net	7,368	3,405
Customer accounts receivable:
Customer accounts receivable	884,367	763,278
Restructured accounts	131,470	107,406
Allowance for uncollectible accounts	(150,435)	(136,325)
Allowance for short-term, no-interest option programs	(15,912)	(12,955)
Total customer accounts receivable, net	849,490	721,404
Total assets	$967,556	$803,385
Liabilities:
Accrued expenses	$6,525	$1,636
Other liabilities	6,691	3,042
Long-term debt:
2015 Class A Notes	12,166	551,383
2015 Class B Notes	165,900	165,900
2016A Class A Notes	64,732	—
2016A Class B Notes	70,510	—
2016A Class C Notes	70,510	—
2016B Class A Notes	256,513	—
2016B Class B Notes	111,960	—
	752,291	717,283
Less: deferred debt issuance costs	(6,710)	(17,768)
Total long-term debt	745,581	699,515
Total liabilities	$758,797	$704,193
The assets of the respective VIEs serve as collateral for the obligations of the respective VIEs. The holders of asset-backed notes have no recourse to assets outside of the respective VIEs.

16.	Segment Information
Operating segments are defined as components of an enterprise that engage in business activities and for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources and assess performance. We are a leading specialty retailer and offer a broad selection of quality, branded durable consumer goods and related services in addition to a proprietary credit solution for our core credit-constrained consumers.We have two operating segments: (i) retail and (ii) credit. Our operating segments complement one another. The retail segment operates primarily through our stores and website in the retail furniture and mattresses, home appliances, consumer electronics and home office products business. Our retail segment product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit segment offers affordable financing solutions to a large, under-served population of credit-constrained consumers who typically have limited credit alternatives. Our operating segments provide customers the opportunity to comparison shop across brands with confidence in our competitive prices as well as affordable monthly payment options, next day delivery and installation in the majority of our markets, and product repair service. We believe our large, attractively merchandised retail stores and credit solutions offer a distinctive value proposition compared to other retailers that target our core customer demographic. The operating segments follow the same accounting policies used in our consolidated financial statements.
We evaluate a segment’s performance based upon operating income before taxes. Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated overhead expenses, and a charge to the credit segment to

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period.
We operate retail stores in 13 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues. For customers that do not qualify for our credit programs, we offer a rent-to-own payment option through AcceptanceNow. Additionally, we provide access to monthly payment options to a wider range of consumers through our relationship with AcceptanceNow. AcceptanceNow manages its own underwriting decisions and is responsible for its own collections. As a result of our relationship with AcceptanceNow, during the year ended January 31, 2017, 2016, and 2015, we recognized sales of $81.4 million, $58.9 million, and $56.8 million, respectively, for customers that do not qualify for our in-house credit programs.
Financial information by segment is presented in the following tables:

	Year ended January 31, 2017
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$421,055	$—	$421,055
Home appliance	358,771	—	358,771
Consumer electronic	293,685	—	293,685
Home office	92,404	—	92,404
Other	20,282	—	20,282
Product sales	1,186,197	—	1,186,197
Repair service agreement commissions	113,615	—	113,615
Service revenues	14,659	—	14,659
Total net sales	1,314,471	—	1,314,471
Finance charges and other revenues	1,569	280,808	282,377
Total revenues	1,316,040	280,808	1,596,848
Costs and expenses:
Cost of goods sold	823,082	—	823,082
Selling, general and administrative expenses(1)	326,078	134,818	460,896
Provision for bad debts	990	241,304	242,294
Charges and credits	6,478	—	6,478
Total costs and expenses	1,156,628	376,122	1,532,750
Operating income (loss)	159,412	(95,314)	64,098
Interest expense	—	98,615	98,615
Loss on early extinguishment of debt	—	—	—
Income (loss) before income taxes	$159,412	$(193,929)	$(34,517)
Additional Disclosures:
Property and equipment additions	$46,374	$182	$46,556
Depreciation expense	$28,063	$783	$28,846
	January 31, 2017
(in thousands)	Retail	Credit	Total
Total assets	$332,611	$1,608,523	$1,941,134

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended January 31, 2016
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$409,788	$—	$409,788
Home appliance	356,634	—	356,634
Consumer electronic	312,009	—	312,009
Home office	101,365	—	101,365
Other	19,338	—	19,338
Product sales	1,199,134	—	1,199,134
Repair service agreement commissions	109,730	—	109,730
Service revenues	13,725	—	13,725
Total net sales	1,322,589	—	1,322,589
Finance charges and other revenues	1,639	288,950	290,589
Total revenues	1,324,228	288,950	1,613,178
Costs and expenses:
Cost of goods sold	833,126	—	833,126
Selling, general and administrative expenses(1)	313,694	122,421	436,115
Provision for bad debts	791	221,386	222,177
Charges and credits	8,044	—	8,044
Total costs and expenses	1,155,655	343,807	1,499,462
Operating income (loss)	168,573	(54,857)	113,716
Interest expense	—	63,106	63,106
Loss from early extinguishment of debt	—	1,367	1,367
Income (loss) before income taxes	$168,573	$(119,330)	$49,243
Additional Disclosures:
Property and equipment additions	$63,262	$143	$63,405
Depreciation expense	$21,995	$711	$22,706
	January 31, 2016
(in thousands)	Retail	Credit	Total
Total assets	$314,857	$1,710,443	$2,025,300

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended January 31, 2015
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$339,414	$—	$339,414
Home appliance	328,742	—	328,742
Consumer electronic	317,482	—	317,482
Home office	108,700	—	108,700
Other	23,571	—	23,571
Product sales	1,117,909	—	1,117,909
Repair service agreement commissions	90,009	—	90,009
Service revenues	13,058	—	13,058
Total net sales	1,220,976	—	1,220,976
Finance charges and other revenues	2,566	261,676	264,242
Total revenues	1,223,542	261,676	1,485,218
Costs and expenses:
Cost of goods sold	777,046	—	777,046
Selling, general and administrative expenses(1)	286,925	103,251	390,176
Provision for bad debts	551	191,888	192,439
Charges and credits	5,690	—	5,690
Total cost and expenses	1,070,212	295,139	1,365,351
Operating income (loss)	153,330	(33,463)	119,867
Interest expense	—	29,365	29,365
Other expense, net	—	—	—
Income (loss) before income taxes	$153,330	$(62,828)	$90,502
Additional Disclosures:
Property and equipment additions	$61,377	$319	$61,696
Depreciation expense	$18,091	$654	$18,745
	January 31, 2015
(in thousands)	Retail	Credit	Total
Total assets	$342,320	$1,303,484	$1,645,804

(1)
For the years ended January 31, 2017, 2016 and 2015, the amount of overhead allocated to each segment reflected in selling, general and administrative expense was $24.5 million, $16.7 million and $12.4 million , respectively. For the years ended January 31, 2017, 2016 and 2015, the amount of reimbursement made to the retail segment by the credit segment was $38.8 million, $36.4 million and $29.8 million, respectively.

17.	Guarantor Financial Information
Conn's, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. The Senior Notes, which were issued by Conn's, Inc., are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Guarantors. As of January 31, 2017 and 2016, the direct or indirect subsidiaries of Conn's, Inc. that were not Guarantors (the "Non-Guarantor Subsidiaries") were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn's, Inc. in the form of dividends or distributions.
The following financial information presents the condensed consolidated balance sheet, statement of operations, and statement of cash flows for Conn's, Inc. (the issuer of the Senior Notes), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries, together with certain eliminations. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and operations. The consolidated financial information includes financial data for:
(i) Conn’s, Inc. (on a parent-only basis),

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ii) Guarantor subsidiaries,
(iii) Non-Guarantor Subsidiaries, and
(iv) the parent company and the subsidiaries on a consolidated basis at January 31, 2017 and 2016 (after the elimination of intercompany balances and transactions). Condensed consolidated net (loss) income is the same as condensed consolidated comprehensive (loss) income for the periods presented.
Condensed Consolidated Balance Sheets as of January 31, 2017

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$23,566	$—	$—	$23,566
Restricted cash	—	—	110,698	—	110,698
Customer accounts receivable, net of allowance	—	173,054	529,108	—	702,162
Other accounts receivable	—	69,286	—	—	69,286
Inventories	—	164,856	—	—	164,856
Other current assets	—	21,505	7,368	(11,768)	17,105
Total current assets	—	452,267	647,174	(11,768)	1,087,673
Investment in and advances to subsidiaries	678,149	220,107	—	(898,256)	—
Long-term portion of customer accounts receivable, net of allowance	—	295,522	320,382	—	615,904
Property and equipment, net	—	159,202	—	—	159,202
Deferred income taxes	71,442	—	—	—	71,442
Other assets	—	6,913	—	—	6,913
Total assets	$749,591	$1,134,011	$967,556	$(910,024)	$1,941,134
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$—	$849	$—	$—	$849
Accounts payable	—	101,612	—	—	101,612
Accrued expenses	686	40,287	6,525	(4,399)	43,099
Other current liabilities	—	25,230	3,961	(7,370)	21,821
Total current liabilities	686	167,978	10,486	(11,769)	167,381
Deferred rent	—	87,957	—	—	87,957
Long-term debt and capital lease obligations	219,768	179,044	745,581	—	1,144,393
Other long-term liabilities	—	20,883	2,730	—	23,613
Total liabilities	220,454	455,862	758,797	(11,769)	1,423,344
Stockholders' equity:
Total stockholders' equity	529,137	678,149	208,759	(898,255)	517,790
Total liabilities and stockholders' equity	$749,591	$1,134,011	$967,556	$(910,024)	$1,941,134
Deferred income taxes related to tax attributes of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries are reflected under Conn's, Inc.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations for the year ended January 31, 2017

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$1,314,471	$—	$—	$1,314,471
Finance charges and other revenues	—	117,028	165,349	—	282,377
Servicing fee revenue	—	60,149	—	(60,149)	—
Total revenues	—	1,491,648	165,349	(60,149)	1,596,848
Costs and expenses:
Cost of goods sold	—	823,082	—	—	823,082
Selling, general and administrative expenses	—	460,076	60,969	(60,149)	460,896
Provision for bad debts	—	6,974	235,320	—	242,294
Charges and credits	—	6,478	—	—	6,478
Total costs and expenses	—	1,296,610	296,289	(60,149)	1,532,750
Operating income (loss)	—	195,038	(130,940)	—	64,098
(Loss) income from consolidated subsidiaries	(26,454)	146,976	—	(120,522)	—
Interest expense	17,708	13,379	67,528	—	98,615
(Loss) income before income taxes	8,746	34,683	(198,468)	120,522	(34,517)
(Benefit) provision for income taxes	2,269	8,999	(51,492)	31,269	(8,955)
Net (loss) income	$6,477	$25,684	$(146,976)	$89,253	$(25,562)

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Cash Flows for the year ended January 31, 2017

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,269)	$(723,058)	$929,457	$—	$205,130
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(923,842)	923,842	—
Sale of customer accounts receivables	—	923,842	—	(923,842)	—
Purchase of property and equipment	—	(46,556)	—	—	(46,556)
Proceeds from sales of property	—	10,806	—	—	10,806
Net cash provided by (used in) investing activities	—	888,092	(923,842)	—	(35,750)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	1,067,850	—	1,067,850
Payments on asset-backed notes	—	—	(1,032,842)	—	(1,032,842)
Changes in restricted cash balances	—	—	(32,122)	—	(32,122)
Borrowings from revolving credit facility	—	724,697	—	—	724,697
Payments on revolving credit facility	—	(876,404)	—	—	(876,404)
Payment of debt issuance costs and amendment fees	—	(1,215)	(8,501)	—	(9,716)
Proceeds from stock issued under employee benefit plans	1,268	—	—	—	1,268
Excess tax benefits from stock-based compensation	1	—	—	—	1
Other	—	(800)	—	—	(800)
Net cash provided by (used in) financing activities	1,269	(153,722)	(5,615)	—	(158,068)
Net change in cash and cash equivalents	—	11,312	—	—	11,312
Cash and cash equivalents, beginning of period	—	12,254	—	—	12,254
Cash and cash equivalents, end of period	$—	$23,566	$—	$—	$23,566
Condensed Consolidated Balance Sheets as of January 31, 2016.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$12,254	$—	$—	$12,254
Restricted cash	—	—	78,576	—	78,576
Customer accounts receivable, net of allowance	—	353,781	390,150	—	743,931
Other accounts receivable	—	95,404	—	—	95,404
Inventories	—	201,969	—	—	201,969
Other current assets	10,774	20,092	3,405	(3,405)	30,866
Total current assets	10,774	683,500	472,131	(3,405)	1,163,000
Investment in and advances to subsidiaries	676,492	95,787	—	(772,279)	—
Long-term portion of customer accounts receivable, net of allowance	—	300,391	331,254	—	631,645
Property and equipment, net	—	151,483	—	—	151,483
Deferred income taxes	70,219	—	—	—	70,219
Other assets	—	8,953	—	—	8,953
Total assets	$757,485	$1,240,114	$803,385	$(775,684)	$2,025,300
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$—	$799	$—	$—	$799
Accounts payable	—	86,797	—	—	86,797
Accrued expenses	736	37,002	1,636	—	39,374
Other current liabilities	—	17,510	1,645	—	19,155
Total current liabilities	736	142,108	3,281	—	146,125
Deferred rent	—	74,559	—	—	74,559
Long-term debt and capital lease obligations	218,468	330,896	699,515	—	1,248,879
Other long-term liabilities	—	16,059	1,397	—	17,456
Total liabilities	219,204	563,622	704,193	—	1,487,019
Stockholders' equity:
Common stock	306	—	—	—	306
Additional paid-in capital	85,209	179,995	112,200	(292,195)	85,209
Retained earnings	452,766	496,497	(13,008)	(483,489)	452,766
Total stockholders' equity	538,281	676,492	99,192	(775,684)	538,281
Total liabilities and stockholders' equity	$757,485	$1,240,114	$803,385	$(775,684)	$2,025,300

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Operations for the year ended January 31, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$1,322,589	$—	$—	$1,322,589
Finance charges and other revenues	—	201,494	89,095	—	290,589
Servicing fee revenue	—	28,395	—	(28,395)	—
Total revenues	—	1,552,478	89,095	(28,395)	1,613,178
Costs and expenses:
Cost of goods sold	—	833,126	—	—	833,126
Selling, general and administrative expenses	—	436,115	28,395	(28,395)	436,115
Provision for bad debts	—	169,831	52,346	—	222,177
Charges and credits	—	8,044	—	—	8,044
Total costs and expenses	—	1,447,116	80,741	(28,395)	1,499,462
Operating income	—	105,362	8,354	—	113,716
(Income) loss from consolidated subsidiaries	(43,642)	13,008	—	30,634	—
Interest expense	19,189	15,551	28,366	—	63,106
Loss on extinguishment of debt	483	884	—	—	1,367
Income (loss) before income taxes	23,970	75,919	(20,012)	(30,634)	49,243
(Benefit) provision for income taxes	(6,885)	32,277	(7,004)	—	18,388
Net income (loss)	$30,855	$43,642	$(13,008)	$(30,634)	$30,855

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the year ended January 31, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$14,590	$(653,621)	$464,909	$—	$(174,122)
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(1,076,106)	1,076,106	—
Sale of customer accounts receivables	—	1,076,106	—	(1,076,106)	—
Purchase of property and equipment	—	(63,405)	—	—	(63,405)
Proceeds from sales of property	—	5,647	—	—	5,647
Net change in intercompany	160,739	—	—	(160,739)	—
Net cash provided by (used in) investing activities	160,739	1,018,348	(1,076,106)	(160,739)	(57,758)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	1,118,000	—	1,118,000
Payments on asset-backed notes	—	—	(400,717)	—	(400,717)
Changes in restricted cash balances	—	—	(78,576)	—	(78,576)
Borrowings from revolving credit facility	—	606,288	—	—	606,288
Payments on revolving credit facility	—	(805,193)	—	—	(805,193)
Repurchase of senior notes	(22,965)	—	—	—	(22,965)
Payment of debt issuance costs and amendment fees	(3,847)	(4,419)	(27,510)	—	(35,776)
Repurchases of common stock	(151,781)	—	—	—	(151,781)
Proceeds from stock issued under employee benefit plans	2,653	—	—	—	2,653
Net change in intercompany	—	(160,739)	—	160,739	—
Other	611	(633)	—	—	(22)
Net cash (used in) provided by financing activities	(175,329)	(364,696)	611,197	160,739	231,911
Net change in cash and cash equivalents	—	31	—	—	31
Cash and cash equivalents, beginning of period	—	12,223	—	—	12,223
Cash and cash equivalents, end of period	$—	$12,254	$—	$—	$12,254

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Quarterly Information (Unaudited)
The following tables set forth certain quarterly financial data for the years ended January 31, 2017 and 2016 that have been prepared on a consistent basis as the accompanying audited consolidated financial statements and include all adjustments necessary for a fair presentation, in all material respects, of the information shown:

(dollars in thousands, except per share amounts)	Fiscal Year 2017
	Quarter Ended
	April 30	July 31	October 31	January 31
Revenues:
Retail Segment	$319,036	$332,436	$308,370	$356,198
Credit Segment	70,077	65,721	68,403	76,607
Total revenues	$389,113	$398,157	$376,773	$432,805
Percent of annual revenues	24.4%	24.9%	23.6%	27.1%
Cost and expenses:
Cost of goods sold	$204,466	$208,869	$192,374	$217,373
Operating income (loss):
Retail Segment	$33,663	$35,707	$33,946	$56,096
Credit Segment	(21,007)	(29,356)	(17,555)	(27,396)
Total operating income	$12,656	$6,351	$16,391	$28,700
Net loss	$(9,749)	$(11,924)	$(3,815)	$(74)
Loss per share:(1)
Basic	$(0.32)	$(0.39)	$(0.12)	$—
Diluted	$(0.32)	$(0.39)	$(0.12)	$—

	Fiscal Year 2016
(dollars in thousands, except per share amounts)	Quarter Ended
	April 30	July 31	October 31	January 31
Revenues:
Retail Segment	$298,628	$325,605	$323,050	$376,945
Credit Segment	66,448	70,445	72,183	79,874
Total revenues	$365,076	$396,050	$395,233	$456,819
Percent of annual revenues	22.6%	24.6%	24.5%	28.3%
Cost and expenses:
Cost of goods sold	$187,133	$202,461	$202,901	$240,631
Operating income (loss):
Retail Segment	$42,580	$45,124	$36,005	$44,864
Credit Segment	(8,474)	(9,026)	(18,089)	(19,268)
Total operating income	$34,106	$36,098	$17,916	$25,596
Net income (loss)	$15,677	$16,538	$(2,421)	$1,061
Earnings (loss) per share:
Basic(1)	$0.43	$0.45	$(0.07)	$0.03
Diluted(1)	$0.43	$0.45	$(0.07)	$0.03

(1)	The sum of the quarterly earnings per share amounts may not equal the fiscal year amount due to rounding and use of weighted-average shares outstanding.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Subsequent Events
Special Equity Awards. On February 23, 2017, the Committee approved special equity awards (the "Special Equity Awards") to certain officers of the Company, consisting of an aggregate of (i) 487,000 PSUs, of which 86,785 are contingent upon stockholder approval of the Company’s proposal for an amended 2016 Omnibus Incentive Equity Plan, assuming target performance conditions are met, and (ii) 527,000 RSUs, all of which are contingent upon stockholder approval of the Company’s proposal for an amended 2016 Omnibus Incentive Equity Plan. The PSUs will vest, if at all, upon the certification, after the Company’s fiscal year 2020, by the Committee of the satisfaction of the annual and cumulative Earnings Before Interest, Taxes, Depreciation and Amortization performance conditions over three fiscal years commencing with the Company’s fiscal year 2018. Contingent upon stockholder approval of the Company’s proposal for an amended 2016 Omnibus Incentive Equity Plan, the RSUs will vest, if at all, in three equal installments over a three-year period, the first installment vesting on the first anniversary of the award date, the second installment vesting on the second anniversary of the award date, and the third installment vesting on the third anniversary of the award date.
Termination of AcceptanceNow Relationship and Execution of Progressive Leasing Agreement. On March 30, 2017, we received notice from RAC Acceptance East, LLC, an affiliate of Rent-A-Center, d/b/a “AcceptanceNow,” of its intent not to renew the April 7, 2015 Referral Agreement (“Agreement”) with Conn’s. Pursuant to the Agreement, AcceptanceNow has provided a lease-to-own payment solution for our customers who fail to qualify for our proprietary credit programs but who qualify with AcceptanceNow. As a result of the delivery of this notice, the Agreement is set to expire June 6, 2017. AcceptanceNow accounted for 6.2% of our retail revenue during fiscal year 2017.
On April 1, 2017, we entered into an exclusive three-year agreement with Progressive Leasing, a subsidiary of Aaron's Inc., to offer our customers Progressive's lease-to-own program. We expect to introduce Progressive’s lease-to-own program into either all or a portion of Conn's store base before the expiration of the Agreement. While there is no assurance that we will succeed in doing so, we believe that we will be able to leverage the Progressive program to address the payment solution needs of our customers who do not qualify for our proprietary credit programs.
Amendment to Revolving Credit Facility. On March 31, 2017, the Company entered into a Third Amendment (the “Third Amendment”) to the Third Amended and Restated Loan and Security Agreement, dated as of October 30, 2015, by and among the Company, as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America, N.A., as Administrative Agent for the Lenders. The Third Amendment, among other things, (a) extends the maturity date of the credit facility one year to October 30, 2019; (b) provides for a reduction in the aggregate commitments from $810 million to $750 million; (c) amends the minimum interest coverage ratio covenant to (i) eliminate the application of the minimum interest coverage ratio covenant for the fiscal quarter ending April 30, 2017 and (ii) reduces the minimum interest coverage ratio (A) to 0.80x as of the last day of the fiscal quarter ending July 31, 2017, (B) to 1.10x as of the last day of the fiscal quarter ending October 31, 2017 and (C) to 1.25x as of the last day of each fiscal quarter thereafter, beginning with the fiscal quarter ending January 31, 2018; (d) sets the applicable margin at 3.50% for LIBOR loans and 2.50% for Base Rate loans until the Company demonstrates an interest coverage ratio of equal to or greater than 1.10x for the fiscal quarter ending October 31, 2017, at which point the applicable margin will revert to being determined according to the existing pricing grid based on facility availability; (e) reduces the minimum cash recovery percentage on the contracts it owns and manages from 4.50% to 4.45% for the first nine months of each fiscal year, and from 4.25% to 4.20% for the last three months of each fiscal year; (f) amends the definition of “EBITDA” to, among other things, exclude the impact of non-cash asset write-offs relating to construction in process; (g) amends the definition of “Interest Expense” to exclude certain non-interest expenses; (h) amends various definitions and other related provisions to clarify the Company’s ability to undertake permitted securitization transactions; (i) increases the number of equity cures that may be exercised during the term of the agreement from one time to two times, and increases the maximum amount of each such cure from $10 million to $20 million; and (j) modifies the calculations of “Tangible Net Worth” and “Interest Coverage Ratio” to deduct certain amounts attributable to the difference between a calculated loss reserve and the Company’s recorded loss reserve on its contracts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on management's evaluation (with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO")), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Please refer to Management's Report on Internal Control over Financial Reporting in Part II, Item 8., of this Annual Report on Form 10-K.
Auditor's Report Relating to Effectiveness of Internal Control over Financial Reporting
Please refer to the Report of Independent Registered Public Accounting Firm in Part II, Item 8., of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred in the quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2017 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2017 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2017 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2017 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2017 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Financial statements:
See listing of financial statements included in Item 8. of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:
Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits:
A list of the exhibits filed as part of this Annual Report in Form 10-K is set forth in the Exhibit Index, which immediately precedes such exhibits and is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONN'S, INC.
(Registrant)

	By:	/s/ Norman Miller
Date:		Norman Miller
April 4, 2017		Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman Miller
Norman Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 4, 2017

/s/ Lee A. Wright
Lee A. Wright	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 4, 2017

/s/ George L. Bchara
George L. Bchara	Chief Accounting Officer (Principal Accounting Officer)	April 4, 2017

/s/ Kelly M. Malson
Kelly M. Malson	Director	April 4, 2017

/s/ Bob L. Martin
Bob L. Martin	Director	April 4, 2017

/s/ William E. Saunders Jr.
William E. Saunders Jr.	Director	April 4, 2017

/s/ Douglas H. Martin
Douglas H. Martin	Director	April 4, 2017

/s/ David Schofman
David Schofman	Director	April 4, 2017

/s/ James Haworth
James Haworth	Director	April 4, 2017

/s/ Oded Shein
Oded Shein	Director	April 4, 2017

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1
Certificate of Incorporation of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn's, Inc. Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Form 10-Q for the quarterly period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Amended and Restated Bylaws of Conn's, Inc. effective as of December 3, 2013 (incorporated herein by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended October 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 6, 2013)

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on October 6, 2014)

3.4
Certificate of Elimination of Certificate of Designations of Series A Junior Participating Preferred Stock of Conn’s Inc., dated September 10, 2015 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 11, 2015)

4.1
Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

4.2
Indenture, dated as of July 1, 2014, by and among Conn's, Inc., as issuer, the several guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 2, 2014)

4.2.1
First Supplemental Indenture, dated September 10, 2015, by and among Conn's, Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 10.9 to Form 10-Q for the quarterly period ended October 31, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 8, 2015)

4.2.2
Second Supplemental Indenture, dated October 30, 2015, by and among Conn’s Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 2, 2015)

4.2.3
Form of 7.250% Senior Notes due 2022 (incorporated herein by reference to Exhibit A to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 2, 2014)

4.2.4
Registration Rights Agreement, dated as of July 1, 2014, by and among Conn's, Inc., the several guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith, Incorporated as representative of the initial purchasers named therein (incorporated herein by reference to Exhibit 4.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 2, 2014)

4.3
Rights Agreement, dated as of October 6, 2014, by and between Conn's, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 6, 2014)

4.3.1
First Amendment to Rights Agreement, dated September 10, 2015, by and between Conn's, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 11, 2015)

Exhibit Number	Description of Document
4.4
Base Indenture, dated as of September 10, 2015 by and between Conn's Receivables Funding 2015-A, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 11, 2015)

4.4.1
Series 2015-A Supplement to the Base Indenture, dated as of September 10, 2015, by and between Conn's Receivables Funding 2015-A, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 11, 2015)

4.5
Base Indenture, dated as of March 17, 2016 by and between Conn's Receivables Funding 2016-A, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on March 21, 2016)

4.5.1
Series 2016-A Supplement to the Base Indenture, dated as of March 17, 2016, by and between Conn's Receivables Funding 2016-A, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on March 21, 2016)

4.6
Base Indenture, dated as of October 6, 2016, by and between Conn’s Receivables Funding 2016-B, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 7, 2016)

4.6.1
Series 2016-B Supplement to the Base Indenture, dated as of October 6, 2016, by and between Conn’s Receivables Funding 2016-B, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 7, 2016)

* 10.1
Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.1.1
Amendment to the Conn's, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

* 10.1.2
Form of Stock Option Agreement under the Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.2 to Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

* 10.2
2011 Employee Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.3 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) filed the Securities and Exchange Commission on May 26, 2011)

* 10.2.1
Form of Restricted Stock Award Agreement under the 2011 Employee Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1.4 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

* 10.3
2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.3.1
Form of Stock Option Agreement under the 2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2.1 to Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

* 10.4
2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.2 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

*10.4.1
First Amendment to 2011 Non-Employee Director Restricted Stock Plan effective August 27, 2013 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.2
Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.3 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

*10.4.3
Revised Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.4
Revised Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended April 30, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2015)

Exhibit Number	Description of Document
*10.4.5
Form of Deferral Election Form under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.6
Revised Form of Deferral Election Form under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended April 30, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2015)

* 10.5
2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to registration statement on Form S-8 (File No. 333-211584) as filed with the Securities and Exchange Commission on May 25, 2016)

*10.5.1
Form of Restricted Stock Unit Award Agreement (Time-based and Performance-based Vesting) under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Form 10-Q for the quarterly period ended July 31, 2016 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 8, 2016)

*10.5.2
Form of Restricted Stock Unit Award Agreement (Time-based vesting) under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Form 10-Q for the quarterly period ended July 31, 2016 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 8, 2016)

*10.5.3	Form of Performance-Based Restricted Stock Unit Award Agreement relating to fiscal year 2017 Special Equity Awards under the 2016 Omnibus Stock Incentive Plan (filed herewith)
*10.5.4	Form of Restricted Stock Unit Award Agreement relating to fiscal year 2017 Special Equity Awards under the 2016 Omnibus Stock Incentive Plan (filed herewith)
* 10.6
Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.7
Conn's 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.8
Executive Severance Agreement by and between Michael J. Poppe and Conn's, Inc., dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.9 to Form 10-Q for the quarterly period ended July 31, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2011)

* 10.8.1
Amendment to Executive Severance Agreement by and between Michael J. Poppe and Conn's, Inc., dated as of December 3, 2013 (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended October 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 6, 2013)

* 10.8.2
Second Amendment to Executive Severance Agreement by and between Michael J. Poppe and Conn’s, Inc., dated as of July 10, 2015 (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended July 31, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2015)

* 10.9
Executive Severance Agreement between David W. Trahan and Conn's, Inc., dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.10 to Form 10-Q for the quarterly period ended July 31, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2011)

*10.9.1
Amendment to Executive Severance Agreement by and between David W. Trahan and Conn's, Inc., dated as of December 3, 2013 (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended October 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 6, 2013)

*10.9.2
Second Amendment to Executive Severance Agreement by and between David W. Trahan and Conn’s, Inc., dated as of July 10, 2015 (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended July 31, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2015)

* 10.10
Executive Severance Agreement by and between Theodore M. Wright and Conn's, Inc., dated as of December 5, 2011 (incorporated herein by reference to Exhibit 10.12 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 8, 2011)

*10.10.1
Amendment to Executive Severance Agreement by and between Theodore M. Wright and Conn's, Inc., dated as of December 3, 2013 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended October 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 6, 2013)

*10.10.2
Second Amendment to Executive Severance Agreement by and between Theodore M. Wright and Conn’s, Inc., dated as of July 10, 2015 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July 31, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2015)

Exhibit Number	Description of Document
*10.10.3
Transition Letter by and between Theodore M. Wright and Conn’s Inc., dated as of September 7, 2015 (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2015)

*10.11
Form of Executive Severance Agreement by and between Thomas R. Moran and Conn's, Inc., (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on July 9, 2015)

* 10.12
Executive Severance Agreement by and between Norman Miller and Conn’s Inc., dated as of September 7, 2015 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2015)

*10.12.1
Letter Agreement from Conn’s, Inc. to Norman L. Miller, dated as of January 2, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on January 6, 2017)

*10.13
Offer of employment from Conn’s Inc. to Lee A. Wright, dated as of May 31, 2016 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on June 2, 2016)

*10.13.1
Executive Severance Agreement by and between Lee A. Wright and Conn’s Inc., dated as of May 31, 2016 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on June 2, 2016)

*10.14
Offer of employment from Conn’s Inc. to George Bchara, dated as of December 9, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on December 14, 2016)

*10.15
Offer of employment from Conn’s Inc. to Coleman Gaines, dated as of January 10, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on January 13, 2017)

*10.15.1
Executive Agreement by and between Coleman Gaines and Conn’s Inc., dated as of January 10, 2017 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on January 13, 2017)

*10.16
Executive Severance Plan (incorporated herein by reference to Exhibit 10.14 to Form 10-Q for the quarterly period ended October 31, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 8, 2015)

*10.17
Change of Control Agreement by and between Mark Haley and Conn's Inc., dated as of October 14, 2014 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 17, 2014)

10.18
Third Amended and Restated Loan and Security Agreement, dated as of October 30, 2015, by and among Conn’s Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 2, 2015)

10.18.1
First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of February 16, 2016, by and among Conn's, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on February 19, 2016)

10.18.2
Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of May 18, 2016, by and among the Conn’s, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on May 20, 2016)

10.18.3
Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of March 31,
2017, by and among the Conn’s, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I,
LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders (filed herewith)

10.19
Omnibus Amendment and Reaffirmation of Existing Ancillary Documents, dated as of October 30, 2015, by and among Conn’s Inc., Conn Appliances, Inc., Conn Credit I, LP, and Conn Credit Corporation, Inc., the guarantors party thereto and Bank of America, N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 2, 2015)

Exhibit Number	Description of Document
10.20
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

10.21
Purchase Agreement, dated as of June 26, 2014 among Conn’s Inc., the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 2, 2014)

10.22
Note Purchase Agreement, dated as of September 10, 2015, by and among Conn's, Inc., Conn’s Receivables Funding 2015-A, LLC, Conn Appliances, Inc. and Credit Suisse Securities (USA) LLC, as initial purchaser (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 11, 2015)

10.23
Receivables Purchase Agreement, dated as of September 10, 2015, by and between Conn Credit I, L.P. and Conn Appliances Receivables Funding, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 11, 2015)

10.24
Receivables Purchase Agreement, dated as of September 10, 2015, by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2015-A Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 11, 2015)

10.25
Purchase and Sale Agreement, dated as of September 10, 2015, by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2015-A Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 11, 2015)

10.26
Servicing Agreement dated as of September 10, 2015, among Conn's Receivables Funding 2015-A, LLC, Conn's Receivables 2015-A Trust, Conn Appliances, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 11, 2015)

10.27
Note Purchase Agreement, dated as of March 11, 2016, by and among Conn's, Inc., Conn's Receivables Funding 2016-A, LLC, Conn Appliances, Inc. and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities, as initial purchasers (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on March 21, 2016)

10.28
Receivables Purchase Agreement, dated as of March 17, 2016, by and between Conn Credit I, L.P. and Conn Appliances Receivables Funding, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on March 21, 2016)

10.29
Receivables Purchase Agreement, dated as of March 17, 2016, by and between Conn Appliances Receivables Funding, LLC and Conn's Receivables 2016-A Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on March 21, 2016)

10.30
Purchase and Sale Agreement, dated as of March 17, 2016, by and between Conn Appliances Receivables Funding, LLC and Conn's Receivables Funding 2016-A Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on March 21, 2016)

10.31
Servicing Agreement, dated as of March 17, 2016, among Conn's Receivables Funding 2016-A, LLC, Conn's Receivables 2016-A Trust, Conn Appliances, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on March 21, 2016)

10.32
Note Purchase Agreement, dated as of September 29, 2016, by and among Conn’s, Inc., Conn’s Receivables Funding 2016-B, LLC, Conn Appliances, Inc. and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and MUFG Securities Americas, Inc., as initial purchasers (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 7, 2016)

10.33
Receivables Purchase Agreement, dated as of October 6, 2016, by and between Conn Credit I, L.P. and Conn Appliances Receivables Funding, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 7, 2016)

10.34
Receivables Purchase Agreement, dated as of October 6, 2016, by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2016-B Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 7, 2016)

10.35
Purchase and Sale Agreement, dated as of October 6, 2016, by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2016-B Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 7, 2016)

Exhibit Number	Description of Document
10.36
Servicing Agreement, dated as of October 6, 2016, by and among Conn’s Receivables Funding 2016-B, LLC, Conn’s Receivables 2016-B Trust, Conn Appliances, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 7, 2016)

10.37
Letter Agreement, dated as of October 23, 2015, by and between Conn's, Inc. and Anchorage Capital Group, L.L.C. (incorporated herein by reference to Exhibit 10.13 to Form 10-Q for the quarterly period ended October 31, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 8, 2015)

11.1	Statement re: computation of earnings per share (incorporated by reference to Note 1 to the financial statements included in this Form 10-K)
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith)
21	Subsidiaries of Conn's, Inc. (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101
The following financial information from our Annual Report on Form 10-K for the annual period ended January 31, 2017, filed with the SEC on March 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets as of January 31, 2017 and 2016, (ii) consolidated statements of operations for the fiscal years ended January 31, 2017, 2016 and 2015, (iii) consolidated statements of comprehensive income for the fiscal years ended January 31, 2017, 2016 and 2015, (iv) consolidated statements of stockholders' equity for the fiscal years ended January 31, 2017, 2016 and 2015, (v) consolidated statements of cash flows for the fiscal years ended January 31, 2017, 2016 and 2015, and (vi) notes to consolidated financial statements

* Management contract or compensatory plan or arrangement.