Form 10-Q
period 2017-04-30
CONNS INC
filed 2017-06-06
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2017
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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 30, 2017:

Class	Outstanding
Common stock, $0.01 par value per share	31,013,907

CONN'S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2017

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
References to "Conn's," the "Company," "we," "us," and "our" refer to Conn's, Inc. and, as apparent from the context, its consolidated bankruptcy-remote variable-interest entities (“VIEs”), and its wholly-owned subsidiaries.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except per share amounts)

	April 30, 2017	January 31, 2017
Assets
Current assets:
Cash and cash equivalents	$112,819	$23,566
Restricted cash (all held by VIEs)	160,041	110,698
Customer accounts receivable, net of allowances (includes VIE balance of $581,679 and $529,108, respectively)	652,046	702,162
Other accounts receivable	61,197	69,286
Inventories	170,999	164,856
Income taxes recoverable	4,219	2,150
Prepaid expenses and other current assets	16,737	14,955
Total current assets	1,178,058	1,087,673
Long-term portion of customer accounts receivable, net of allowances (includes VIE balance of $474,474 and $320,382, respectively)	593,329	615,904
Property and equipment, net	158,928	159,202
Deferred income taxes	71,328	71,442
Other assets	8,963	6,913
Total assets	$2,010,606	$1,941,134
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$1,190	$849
Accounts payable	104,915	101,612
Accrued compensation and related expenses	8,960	13,325
Accrued expenses	33,965	26,456
Income taxes payable	4,207	3,318
Deferred revenues and other credits	21,390	21,821
Total current liabilities	174,627	167,381
Deferred rent	86,727	87,957
Long-term debt and capital lease obligations (includes VIE balance of $981,836 and $745,581, respectively)	1,206,452	1,144,393
Other long-term liabilities	25,752	23,613
Total liabilities	1,493,558	1,423,344
Commitments and contingencies
Stockholders' equity:
Preferred stock ($0.01 par value, 1,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000 shares authorized; 31,004 and 30,962 shares issued, respectively)	310	310
Additional paid-in capital	92,114	90,276
Retained earnings	424,624	427,204
Total stockholders' equity	517,048	517,790
Total liabilities and stockholders' equity	$2,010,606	$1,941,134
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended April 30,
	2017	2016
Revenues:
Product sales	$251,362	$286,490
Repair service agreement commissions	24,696	28,185
Service revenues	3,227	3,867
Total net sales	279,285	318,542
Finance charges and other revenues	76,541	70,571
Total revenues	355,826	389,113
Costs and expenses:
Cost of goods sold	171,950	204,466
Selling, general and administrative expenses	106,537	113,247
Provision for bad debts	55,930	58,218
Charges and credits	1,227	526
Total costs and expenses	335,644	376,457
Operating income	20,182	12,656
Interest expense	24,008	25,896
Loss on extinguishment of debt	349	—
Loss before income taxes	(4,175)	(13,240)
Benefit for income taxes	(1,595)	(3,491)
Net loss	$(2,580)	$(9,749)
Loss per share:
Basic	$(0.08)	$(0.32)
Diluted	$(0.08)	$(0.32)
Weighted average common shares outstanding:
Basic	30,972	30,661
Diluted	30,972	30,661
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended April 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,580)	$(9,749)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	7,631	6,636
Amortization of debt issuance costs	5,265	7,730
Provision for bad debts and uncollectible interest	65,748	67,860
Loss on extinguishment of debt	349	—
Stock-based compensation expense	1,583	1,297
Charges, net of credits, for facility closures	323	—
Deferred income taxes	114	955
Gain on sale of property and equipment	(235)	(178)
Tenant improvement allowances received from landlords	1,893	6,972
Change in operating assets and liabilities:
Customer accounts receivable	6,943	(16,253)
Other accounts receivable	6,296	11,745
Inventories	(6,143)	20,426
Other assets	(2,105)	864
Accounts payable	3,428	8,718
Accrued expenses	2,586	4,360
Income taxes	(1,180)	(4,443)
Deferred rent, revenues and other credits	848	1,714
Net cash provided by operating activities	90,764	108,654
Cash flows from investing activities:
Purchase of property and equipment	(4,286)	(16,996)
Proceeds from sale of property	—	696
Net cash used in investing activities	(4,286)	(16,300)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	469,814	493,540
Payments on asset-backed notes	(232,931)	(289,639)
Changes in restricted cash balances	(49,342)	(40,498)
Borrowings from revolving credit facility	265,935	170,393
Payments on revolving credit facility	(443,435)	(421,735)
Payment of debt issuance costs and amendment fees	(7,605)	(5,289)
Proceeds from stock issued under employee benefit plans	256	385
Other	83	(223)
Net cash provided by (used in) financing activities	2,775	(93,066)
Net change in cash and cash equivalents	89,253	(712)
Cash and cash equivalents, beginning of period	23,566	12,254
Cash and cash equivalents, end of period	$112,819	$11,542
Non-cash investing and financing activities:
Capital lease asset additions and related obligations	$3,196	$—
Property and equipment purchases not yet paid	$732	$6,476
Supplemental cash flow data:
Cash interest paid	$17,804	$18,448
Cash income taxes paid (refunded), net	$(529)	$61
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
Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements of Conn's, Inc. and its wholly-owned subsidiaries, including the VIEs (as defined below), have been prepared by management in accordance with accounting principles generally accepted in the United States ("GAAP") and prevailing industry practice for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet at January 31, 2017 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, filed with the United States Securities and Exchange Commission (the “SEC”) on April 4, 2017.
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
Refer to Note 6, Debt and Capital Lease Obligations, and Note 8, Variable Interest Entities, for additional information.
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
Cash and Cash Equivalents. Cash and cash equivalents include cash, credit card deposits in-transit, and highly liquid debt instruments purchased with a maturity of three months or less. Cash and cash equivalents include credit card deposits in-transit of $6.2 million and $2.4 million, as of April 30, 2017 and January 31, 2017, respectively.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash. The restricted cash balance as of April 30, 2017 and January 31, 2017 includes $116.1 million and $75.2 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $43.9 million and $35.5 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
Customer accounts receivable.  Customer accounts receivable reported in the consolidated balance sheet includes total receivables managed, including both those transferred to the VIEs and those not transferred to the VIEs. Customer accounts receivable are recognized at the time the customer takes possession of the product. Based on contractual terms, we record the amount of principal and accrued interest on customer receivables that is expected to be collected within the next twelve months in current assets with the remaining balance in long-term assets on the consolidated balance sheet. Customer accounts receivable include the net of unamortized deferred fees charged to customers and origination costs. Customer receivables are considered delinquent if a payment has not been received on the scheduled due date. Accounts that are delinquent more than 209 days as of the end of a month are charged-off against the allowance for doubtful accounts along with interest accrued subsequent to the last payment.
In an effort to mitigate losses on our accounts receivable, we may make loan modifications to a borrower experiencing financial difficulty. In our role as servicer,we may also make modifications to loans held by the VIEs. The loan modifications are intended to maximize net cash flow after expenses and avoid the need to repossess collateral or exercise legal remedies available to us. We may extend or "re-age" a portion of our customer accounts, which involves modifying the payment terms to defer a portion of the cash payments due. Our re-aging of customer accounts does not change the interest rate or the total amount due from the customer and typically does not reduce the monthly contractual payments. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the interest rate or the total amount due from the customer but does reduce the monthly contractual payments and extend the term. We consider accounts that have been re-aged in excess of three months or refinanced as Troubled Debt Restructurings ("TDR" or "Restructured Accounts").
Interest income on customer accounts receivable.  Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. Our calculation of interest income for customers with similar financing arrangements for which the timing and amount of prepayments can be reasonably estimated includes an estimate of the benefit from future prepayments based on our historical experience. At April 30, 2017 and January 31, 2017, there was $13.9 million and $13.7 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We typically only place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. At April 30, 2017 and January 31, 2017, customer receivables carried in non-accrual status were $22.3 million and $22.9 million, respectively. At April 30, 2017 and January 31, 2017, customer receivables that were past due 90 days or more and still accruing interest totaled $108.1 million and $124.0 million, respectively.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt.  All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the revolving credit facility were $7.4 million and $5.7 million as of April 30, 2017 and January 31, 2017, respectively, and were included in other assets on our consolidated balance sheet.
Income Taxes. For the three months ended April 30, 2017, we utilized the estimated annual effective tax rate based on our estimated fiscal year 2018 pre-tax income in determining income tax expense rather than the actual effective tax rate (discrete method), which we used for the three months ended April 30, 2016.
Stock-based compensation. During the three months ended April 30, 2017, the Company granted 429,000 performance stock awards ("PSUs"), all of which were special equity awards ("Special Equity Awards") to certain officers of the Company, and 324,487 restricted stock awards (“RSUs"), of which 269,000 were Special Equity Awards to certain officers of the Company, with an aggregate grant date fair value of $7.8 million. During the three months ended April 30, 2016, the Company granted 9,413 RSUs with an aggregate grant date fair value of $0.2 million. The PSUs will vest, if at all, upon the certification, after the Company’s fiscal year 2020, by the compensation committee of the satisfaction of the annual and cumulative Earnings Before Interest, Taxes, Depreciation and Amortization performance conditions over the three fiscal years commencing with the Company’s fiscal year 2018. The majority of the RSUs will vest, if at all, over periods of three to five years from the date of grant. For the three months ended April 30, 2017 and 2016, stock-based compensation expense was $1.6 million and $1.3 million, respectively.
Earnings per Share. Basic earnings per share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effects of any stock options and restricted stock units granted, which is calculated using the treasury-stock method. The following table sets forth the shares outstanding for the earnings per share calculations:

	Three Months Ended April 30,
(in thousands)	2017	2016
Weighted-average common shares outstanding - Basic	30,972	30,661
Dilutive effect of stock options and restricted stock units	—	—
Weighted-average common shares outstanding - Diluted	30,972	30,661
For the three months ended April 30, 2017 and 2016, the weighted-average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 0.9 million and 1.0 million, respectively.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value of cash and cash equivalents, restricted cash held by the consolidated VIEs and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a Level 3 discounted cash flow analysis, approximates their carrying amount, which includes the allowance for doubtful accounts. The fair value of our revolving credit facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At April 30, 2017, the fair value of the Senior Notes outstanding, which was determined using Level 1 inputs, was $201.6 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At April 30, 2017, the fair value of the asset-backed notes approximates their carrying value and was determined using Level 2 inputs based on inactive trading activity.
Recent Accounting Pronouncements Adopted. In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which modifies the accounting for excess tax benefits and tax deficiencies associated with share-based payments, the accounting for forfeitures, and the classification of certain items on the statement of cash flows. ASU 2016-09 eliminates the requirement to recognize excess tax benefits in additional paid-in capital ("APIC"), and the requirement to evaluate tax deficiencies for APIC or income tax expense classification, and provides for these benefits or deficiencies to be recorded as an income tax expense or benefit in the income statement. With these changes, tax-related cash flows resulting from share-based payments will be classified as operating activities as opposed to financing, as currently presented. The standard became effective for us in the first quarter of fiscal year 2018. The amendment requiring the recognition of excess tax benefits and deficiencies as income tax benefit or expense in the income statement as opposed to being recognized as additional paid-in-capital was applied prospectively; the impact was not material. The Company retrospectively adopted the amendments requiring the classification of excess tax benefits and deficiencies with other income tax cash flows as operating activities and cash paid when directly withholding shares as financing activities in the accompanying consolidated statements of cash flows; the impact was not material. The Company has elected to continue its current practice of estimating the number of awards expected to vest in determining the amount of compensation cost to be recognized related to share based payment transactions.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory that has historically been measured using first-in, first-out or average cost method be measured at the lower of cost and net realizable value. The update requires prospective application and became effective for us in the first quarter of fiscal year 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Yet To Be Adopted. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current guidance. Upon adoption of ASU 2014-09, entities are required to recognize revenue using the following comprehensive model: (1) identify contracts with customers, (2) identify the performance obligations in such contracts, (3) determine transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue as each performance obligation is satisfied. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year and allows early adoption on a limited basis. The FASB has also issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, all of which were issued to improve and clarify the guidance in ASU 2014-09. These ASUs are effective for us beginning in the first quarter of fiscal year 2019 and will result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. We currently anticipate adopting the standard using the cumulative catch-up transition method. Based on our preliminary assessment, we do not expect the adoption of these ASUs to have a material impact on our consolidated financial statements other than the expected additional disclosure requirements.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will change how lessees account for leases. For most leases, a liability will be recorded on the balance sheet based on the present value of future lease obligations with a corresponding right-of-use asset. Primarily for those leases currently classified by us as operating leases, we will recognize a single lease cost on a straight line basis based on the combined amortization of the lease obligation and the right-of-use asset. Other leases will be required to be accounted for as financing arrangements similar to how we currently account for capital leases. On transition, we will recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The final standard will become effective for us beginning in the first quarter of fiscal year 2020. We are currently assessing the impact this ASU will have on our financial statements. We are the lessee under various lease agreements for our retail stores and equipment that are currently accounted for as operating leases as discussed in Note 6, Leases, of our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice. Among other things, the presentation of debt prepayment or debt extinguishment costs as cash outflows for financing activities on the statement of cash flow. The standard will become effective for us in the first quarter of fiscal year 2019 and early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on our consolidated financial statements.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
(in thousands)	April 30, 2017	January 31, 2017	April 30, 2017	January 31, 2017	April 30, 2017	January 31, 2017
Customer accounts receivable	$1,342,789	$1,417,581	$112,080	$127,747	$96,521	$111,585
Restructured accounts	138,111	138,858	33,572	38,010	138,111	138,858
Total customer portfolio balance	1,480,900	1,556,439	$145,652	$165,757	$234,632	$250,443
Allowance for uncollectible accounts	(207,061)	(210,175)
Allowances for no-interest option credit programs	(17,860)	(21,207)
Deferred fees and origination costs, net	(10,604)	(6,991)
Total customer accounts receivable, net	1,245,375	1,318,066
Short-term portion of customer accounts receivable, net	(652,046)	(702,162)
Long-term portion of customer accounts receivable, net	$593,329	$615,904
Securitized receivables held by the VIEs	$1,261,699	$1,015,837	$143,664	$156,344	$232,269	$238,375
Receivables not held by the VIEs	219,201	540,602	1,988	9,413	2,363	12,068
Total customer portfolio balance	$1,480,900	$1,556,439	$145,652	$165,757	$234,632	$250,443

(1)
Due to the fact that an account can become past due after having been re-aged, accounts could be represented as both past due and re-aged. As of April 30, 2017 and January 31, 2017, the amounts included within both past due and re-aged were $53.2 million and $66.7 million, respectively. As of April 30, 2017 and January 31, 2017, the total customer portfolio balance past due one day or greater was $387.2 million and $406.1 million, respectively. These amounts include the 60 days past due balances shown.

The following presents the activity in the allowance for doubtful accounts and uncollectible interest for customer receivables:

	Three Months Ended April 30, 2017			Three Months Ended April 30, 2016
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$158,992	$51,183	$210,175	$149,226	$41,764	$190,990
Provision (1)	48,516	17,232	65,748	52,924	14,937	67,861
Principal charge-offs (2)	(48,087)	(13,397)	(61,484)	(45,634)	(10,097)	(55,731)
Interest charge-offs	(7,519)	(2,095)	(9,614)	(8,129)	(1,798)	(9,927)
Recoveries (2)	1,749	487	2,236	1,585	351	1,936
Allowance at end of period	$153,651	$53,410	$207,061	$149,972	$45,157	$195,129
Average total customer portfolio balance	$1,372,808	$139,026	$1,511,834	$1,438,442	$121,447	$1,559,889

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest). Recoveries include principal collections of previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Accrual for Store and Facility Closures
We have closed or relocated retail and facility locations that did not perform at a level expected for mature store locations or that did not align with our long-term retail objectives. Certain of the closed or relocated stores and facilities had non-cancelable lease agreements, resulting in the accrual of the present value of the remaining lease payments and estimated related occupancy obligations, net of estimated sublease income. Adjustments to these projections for changes in estimated marketing times and sublease rates, as well as other revisions, are made to the obligation as further information related to the actual terms and costs become available.
The following table presents detail of the activity in the accrual for store and facility closures:

	Three Months Ended April 30,
(in thousands)	2017	2016
Balance at beginning of period	$1,874	$1,866
Accrual for additional closures	1,227	—
Adjustments	(27)	(15)
Cash payments, net of sublease income	(1,305)	(163)
Balance at end of period	1,769	1,688
Current portion, included in accrued expenses	(1,011)	(643)
Long-term portion, included in other long-term liabilities	$758	$1,045
4.     Charges and Credits
Charges and credits consisted of the following:

	Three Months Ended April 30,
(in thousands)	2017	2016
Facility closure costs	$1,227	$—
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	—	454
Executive management transition costs	—	72
	$1,227	$526
During the three months ended April 30, 2017, we incurred exit costs associated with reducing the square footage of a distribution center. During the three months ended April 30, 2016, we incurred costs associated with legal and professional fees related to our securities-related litigation and transition costs due to changes in the executive management team.
5.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended April 30,
(in thousands)	2017	2016
Interest income and fees	$67,131	$60,621
Insurance commissions	9,330	9,457
Other revenues	80	493
	$76,541	$70,571
Interest income and fees and insurance commissions are derived from the credit segment operations, whereas other revenues are derived from the retail segment operations. During the three months ended April 30, 2017 and 2016, interest income and fees reflected provisions for uncollectible interest of $10.0 million and $10.0 million and amounts related to TDR accounts of $4.5 million and $4.1 million, respectively.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Debt and Capital Lease Obligations
Debt and capital lease obligations consisted of the following:

(in thousands)	April 30, 2017	January 31, 2017
Revolving credit facility	$—	$177,500
Senior Notes	227,000	227,000
2015 VIE Asset-backed Class A notes	—	12,166
2015 VIE Asset-backed Class B notes	113,281	165,900
2016-A VIE Asset-backed Class A notes	4,332	64,732
2016-A VIE Asset-backed Class B notes	70,510	70,510
2016-A VIE Asset-backed Class C notes	70,510	70,510
2016-B VIE Asset-backed Class A notes	148,767	256,513
2016-B VIE Asset-backed Class B notes	111,960	111,960
2017-A VIE Asset-backed Class A notes	313,220	—
2017-A VIE Asset-backed Class B notes	106,270	—
2017-A VIE Asset-backed Class C notes	50,340	—
Capital lease obligations	5,709	2,393
Total debt and capital lease obligations	1,221,899	1,159,184
Less:
Discount on debt	(2,949)	(3,089)
Deferred debt issuance costs	(11,308)	(10,853)
Current maturities of capital lease obligations	(1,190)	(849)
Long-term debt and capital lease obligations	$1,206,452	$1,144,393
Senior Notes. On July 1, 2014, we issued $250.0 million of the unsecured Senior Notes due July 2022 bearing interest at 7.25% (the "Senior Notes"), pursuant to an indenture dated July 1, 2014 (the "Indenture"), among Conn's, Inc., its subsidiary guarantors (the "Guarantors") and U.S. Bank National Association, as trustee. The effective interest rate of the Senior Notes after giving effect to the discount and issuance costs is 7.8%.
The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock ("restricted payments"); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations on restricted payments are only effective if one or more of the following occurred: (1) a default were to exist under the Indenture, (2) we could not satisfy a debt incurrence test, and (3) the aggregate amount of restricted payments were to exceed an amount tied to consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have had a leverage ratio, as defined under the Indenture, of less than or equal to 2.50 to 1.0. As a result of these exceptions, as of April 30, 2017, $173.4 million would have been free from the distribution restriction. However, as a result of the revolving credit facility distribution restrictions, which are further described below, we were restricted from making a distribution as of April 30, 2017. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period.
Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we default on the payment of other debt due at maturity or upon acceleration of default in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
Asset-backed Notes. During fiscal years 2018, 2017 and 2016, we securitized customer accounts receivables by transferring the receivables to various bankruptcy-remote VIEs. In turn, the VIEs issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the VIEs.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the securitization transactions, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of issued notes, and then to us as the holder of non-issued notes and residual equity. We retain the servicing of the securitized portfolios and receive a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables. In addition, we, rather than the VIEs, retain all credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charge-offs of the securitized receivables, which are reflected as a reduction to net charge-offs on a consolidated basis.
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
The asset-backed notes consist of the following:

Asset-Backed Notes	Principal Amount	Net Proceeds(1)	Issuance Date	Maturity Date	Fixed Interest Rate	Effective Interest Rate(2)
2015 Class B Notes	165,900	156,200	9/10/2015	9/15/2020	8.50%	15.60%
2016-A Class A Notes	423,030	409,845	3/17/2016	4/16/2018	4.68%	6.50%
2016-A Class B Notes	70,510	68,309	3/17/2016	8/15/2018	8.96%	9.60%
2016-A Class C Notes	70,510	71,648	10/12/2016	4/15/2020	12.00%	11.00%
2016-B Class A Notes	391,840	380,033	10/6/2016	10/15/2018	3.73%	5.70%
2016-B Class B Notes	111,960	108,586	10/6/2016	3/15/2019	7.34%	8.10%
2017-A Class A Notes	313,220	304,451	4/19/2017	7/15/2019	2.73%	5.50%
2017-A Class B Notes	106,270	103,300	4/19/2017	2/15/2020	5.11%	6.00%
2017-A Class C Notes	50,340	48,919	4/19/2017	10/15/2021	7.40%	7.90%
Total	$1,703,580	$1,651,291

(1)	After giving effect to debt issuance costs and restricted cash held by the VIEs.

(2)	For the three months ended April 30, 2017, and inclusive of retrospective adjustments to deferred debt issuance costs based on changes in timing of actual and expected cash flows.
Revolving Credit Facility. On March 31, 2017, Conn's, Inc. and certain of its subsidiaries (the "Borrowers") entered into a Third Amendment (the "Third Amendment") to the Third Amended and Restated Loan and Security Agreement, dated as of October 30, 2015, with certain lenders, which provides for a $750.0 million asset-based revolving credit facility (the "revolving credit facility") under which credit availability is subject to a borrowing base. The revolving credit facility matures on October 30, 2019.
The Third Amendment, among other things, (a) extends the maturity date of the credit facility one year to October 30, 2019; (b) provides for a reduction in the aggregate commitments from $810 million to $750 million; (c) amends the minimum interest coverage ratio covenant to (i) eliminate the application of the minimum interest coverage ratio covenant for the fiscal quarter ending April 30, 2017 and (ii) reduce the minimum interest coverage ratio (A) to 0.80x as of the last day of the fiscal quarter ending July 31, 2017, (B) to 1.10x as of the last day of the fiscal quarter ending October 31, 2017 and (C) to 1.25x as of the last day of each fiscal quarter thereafter, beginning with the fiscal quarter ending January 31, 2018; (d) sets the applicable margin at 3.50% for LIBOR loans and 2.50% for Base Rate loans until the Company demonstrates an interest coverage ratio of equal to or greater than 1.10x for the fiscal quarter ending October 31, 2017, at which point the applicable margin will revert to being determined according to the existing pricing grid based on facility availability; (e) reduces the minimum cash recovery percentage on the contracts it owns and manages from 4.50% to 4.45% for the first nine months of each fiscal year, and from 4.25% to 4.20% for the last three months of each fiscal year; (f) amends the definition of “EBITDA” to, among other things, exclude the impact of non-cash asset write-offs relating to construction in process; (g) amends the definition of “Interest Expense” to exclude certain non-interest expenses; (h) amends various definitions and other related provisions to clarify the Company’s ability to undertake permitted securitization transactions; (i) increases the number of equity cures that may be exercised during the term of the agreement from one time to two times, and increases the maximum amount of each such cure from $10 million to $20 million; and (j) modifies the calculations of “Tangible Net Worth” and “Interest Coverage Ratio” to deduct certain amounts attributable to the difference between a calculated loss reserve and the Company’s recorded loss reserve on its customer receivables.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans under the revolving credit facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin at 3.50% for LIBOR loans and 2.50% for base rate loans until the Company demonstrates an interest coverage ratio of equal to or greater than 1.10x for the fiscal quarter ending October 31, 2017, at which point the applicable margin will revert to being determined according to the existing pricing grid based on facility availability which specifies a margin ranging from 2.75% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.75% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the average outstanding balance and letters of credit of the revolving credit facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the revolving credit facility was 6.0% for the three months ended April 30, 2017.
The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of April 30, 2017, we had immediately available borrowing capacity of $128.8 million under our revolving credit facility, net of standby letters of credit issued of $5.8 million. We also had $615.4 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances.
The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may make dividends and distributions to the Company and other obligors under the revolving credit facility without restriction. As of April 30, 2017, $66.7 million would have been free to repay the Senior Notes. However, we were unable to make other distributions as a result of the revolving credit facility distribution restrictions. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.
In connection with entering into the third amendment to the revolving credit facility, we wrote-off $0.3 million of debt issuance costs for lenders that did not continue to participate. We also paid $2.8 million of debt issuance costs, recorded as other assets, which will be amortized ratably over the remaining term of the revolving credit facility along with the unamortized debt issuance costs remaining on the revolving credit facility.
Debt covenants. We were in compliance with our debt covenants, as amended, at April 30, 2017. A summary of the significant financial covenants that govern our revolving credit facility, as amended, compared to our actual compliance status at April 30, 2017 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio must equal or exceed minimum(1)	1.27:1.00	Not Tested
Leverage Ratio must not exceed maximum	2.42:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.78:1.00	2.00:1.00
Cash Recovery Percent must exceed stated amount	5.51%	4.45%
Capital Expenditures, net, must not exceed maximum	$4.5 million	$75.0 million
(1) Not tested for the three months ended April 30, 2017.
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
7.     Contingencies
Securities Class Action Litigation. We and two of our former executive officers are defendants in a consolidated securities class action lawsuit pending in the United States District Court for the Southern District of Texas (the “Court”), captioned In re Conn's Inc. Securities Litigation, Cause No. 14-CV-00548 (the “Consolidated Securities Action”). The Consolidated Securities Action started as three separate purported securities class action lawsuits filed between March 5, 2014 and May 5, 2014 in the Court that

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were consolidated into the Consolidated Securities Action on June 3, 2014. The plaintiffs in the Consolidated Securities Action allege that the defendants made false and misleading statements or failed to disclose material adverse facts about our business, operations, and prospects. They allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek to certify a class of all persons and entities that purchased or otherwise acquired Conn's common stock or call options, or sold or wrote Conn's put options between April 3, 2013 and December 9, 2014. The complaint does not specify the amount of damages sought.
On June 30, 2015, the Court held a hearing on the defendants' motion to dismiss plaintiffs' complaint. At the hearing, the Court dismissed Brian Taylor, a former executive officer, and certain other aspects of the complaint. The Court ordered the plaintiffs to further amend their complaint in accordance with its ruling, and the plaintiffs filed their Fourth Consolidated Amended Complaint on July 21, 2015. The remaining defendants filed a motion to dismiss on August 28, 2015. The defendant's motion to dismiss was fully briefed and the Court held a hearing on defendants' motion on March 25, 2016 and on May 5, 2016, the Court issued a ruling that dismissed 78 of 91 alleged misstatements. The parties have submitted their respective briefs in support of, and in opposition to, class certification, and also engaged in discovery pursuant to the Court’s scheduling order. Trial is scheduled for July 2018.
We intend to vigorously defend against all of the claims in the Consolidated Securities Action against us. It is not possible at this time to predict the timing or outcome of any of this litigation, and we cannot reasonably estimate the possible loss or range of possible loss from these claims.
Derivative Litigation. On December 1, 2014, an alleged shareholder, purportedly on behalf of the Company, filed a derivative shareholder lawsuit against us and certain of our current and former directors and executive officers in the Court, captioned as Robert Hack, derivatively on behalf of Conn's, Inc., v. Theodore M. Wright (former executive officer and former director), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director), Brian Taylor (former executive officer) and Michael J. Poppe (former executive officer) and Conn's, Inc., Case No. 4:14-cv-03442 (the "Original Derivative Action"). The complaint asserts claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and insider trading based on substantially similar factual allegations as those asserted in the Consolidated Securities Action. The plaintiff seeks unspecified damages against these persons and does not request any damages from us. Setting forth substantially similar claims against the same defendants, on February 25, 2015, an additional federal derivative action, captioned 95250 Canada LTEE, derivatively on Behalf of Conn's, Inc. v. Wright et al., Cause No. 4:15-cv-00521, was filed in the Court, which has been consolidated with the Original Derivative Action.
The Court previously approved a stipulation among the parties to stay the action pending resolution of the motion to dismiss in the Consolidated Securities Action. The parties have agreed to continue the stay.
Another derivative action was filed on January 27, 2015, captioned as Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, filed in the 281 st Judicial District Court, Harris County, Texas. This action makes substantially similar allegations to the Original Derivative Action against the same defendants. On March 15, 2017, the court entered an order extending the stay for an additional 90 days (until June 13, 2017). On May 19, 2016, an alleged shareholder, purportedly on behalf of the Company, filed a lawsuit against us and certain of our current and former directors and executive officers in the 55 th Judicial District Court, Harris County, Texas, captioned as Robert J. Casey II, derivatively on behalf of Conn's, Inc., v. Theodore M. Wright (former executive officer and former director), Michael J. Poppe (former executive officer), Brian Taylor (former executive officer), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director) and William E. Saunders Jr., and Conn's, Inc., Cause No. 2016-33135. The complaint asserts claims for breach of fiduciary duties and unjust enrichment based on substantially similar factual allegations as those asserted in the Original Derivative Action. The complaint does not specify the amount of damages sought. Pursuant to the parties’ agreement, this action is currently stayed.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Variable Interest Entities
In fiscal years 2018, 2017 and 2016, we securitized customer accounts receivables by transferring the receivables to various bankruptcy-remote VIEs. Under the terms of the respective securitization transactions, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of the asset-backed notes, and then to the residual equity holder. We retain the servicing of the securitized portfolio and receive a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables, and we currently hold all of the residual equity. In addition, we, rather than the VIEs, will retain certain credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charge-offs of the securitized receivables, which will continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as we consolidate the VIEs.
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
The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn's, Inc.):

(in thousands)	April 30, 2017	January 31, 2017
Assets:
Restricted cash	$160,041	$110,698
Due from Conn's, Inc., net	12,697	7,368
Customer accounts receivable:
Customer accounts receivable	1,125,925	884,367
Restructured accounts	135,774	131,470
Allowance for uncollectible accounts	(183,273)	(150,435)
Allowances for no-interest option credit programs	(16,748)	(15,912)
Deferred fees and origination costs	(5,525)	—
Total customer accounts receivable, net	1,056,153	849,490
Total assets	$1,228,891	$967,556
Liabilities:
Accrued expenses	$10,312	$6,525
Other liabilities	13,042	6,691
Long-term debt:
2015 Class A Notes	—	12,166
2015 Class B Notes	113,281	165,900
2016-A Class A Notes	4,332	64,732
2016-A Class B Notes	70,510	70,510
2016-A Class C Notes	70,510	70,510
2016-B Class A Notes	148,767	256,513
2016-B Class B Notes	111,960	111,960
2017-A Class A notes	313,220	—
2017-A Class B notes	106,270	—
2017-A Class C notes	50,340	—
	989,190	752,291
Less: deferred debt issuance costs	(7,354)	(6,710)
Total long-term debt	981,836	745,581
Total liabilities	$1,005,190	$758,797
The assets of the VIEs serve as collateral for the obligations of the VIEs. The holders of the asset-backed notes have no recourse to assets outside of the respective VIEs.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Segment Reporting
Operating segments are defined as components of an enterprise that engage in business activities and for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources and assess performance. We are a leading specialty retailer and offer a broad selection of quality, branded durable consumer goods and related services in addition to a proprietary credit solution for our core credit-constrained consumers. We have two operating segments: (i) retail and (ii) credit. Our operating segments complement one another. The retail segment operates primarily through our stores and website in the retail furniture and mattresses, home appliances, consumer electronics and home office products business. Our retail segment product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit segment offers affordable financing solutions to a large, under-served population of credit-constrained consumers who typically have limited credit alternatives. Our operating segments provide customers the opportunity to comparison shop across brands with confidence in our competitive prices as well as affordable monthly payment options, next day delivery and installation in the majority of our markets, and product repair service. We believe our large, attractively merchandised retail stores and credit solutions offer a distinctive value proposition compared to other retailers that target our core customer demographic. The operating segments follow the same accounting policies used in our consolidated financial statements.
We evaluate a segment’s performance based upon operating income before taxes. Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated corporate overhead expenses, and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period.
As of April 30, 2017, we operated retail stores in 13 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information by segment is presented in the following tables:

	Three Months Ended April 30, 2017			Three Months Ended April 30, 2016
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$94,443	$—	$94,443	$105,306	$—	$105,306
Home appliance	80,122	—	80,122	87,904	—	87,904
Consumer electronic	55,753	—	55,753	65,865	—	65,865
Home office	16,788	—	16,788	22,473	—	22,473
Other	4,256	—	4,256	4,942	—	4,942
Product sales	251,362	—	251,362	286,490	—	286,490
Repair service agreement commissions	24,696	—	24,696	28,185	—	28,185
Service revenues	3,227	—	3,227	3,867	—	3,867
Total net sales	279,285	—	279,285	318,542	—	318,542
Finance charges and other revenues	80	76,461	76,541	494	70,077	70,571
Total revenues	279,365	76,461	355,826	319,036	70,077	389,113
Costs and expenses:
Cost of goods sold	171,950	—	171,950	204,466	—	204,466
Selling, general and administrative expenses (1)	73,947	32,590	106,537	79,983	33,264	113,247
Provision for bad debts	230	55,700	55,930	398	57,820	58,218
Charges and credits	1,227	—	1,227	526	—	526
Total costs and expense	247,354	88,290	335,644	285,373	91,084	376,457
Operating income (loss)	32,011	(11,829)	20,182	33,663	(21,007)	12,656
Interest expense	—	24,008	24,008	—	25,896	25,896
Loss on extinguishment of debt	—	349	349	—	—	—
Income (loss) before income taxes	$32,011	$(36,186)	$(4,175)	$33,663	$(46,903)	$(13,240)

(1)
For the three months ended April 30, 2017 and 2016, the amount of corporate overhead allocated to each segment reflected in selling, general and administrative expense was $6.4 million and $5.7 million, respectively. For the three months ended April 30, 2017 and 2016, the amount of reimbursement made to the retail segment by the credit segment was $9.4 million and $9.7 million, respectively.

10.	Guarantor Financial Information
Conn's, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. The Senior Notes, which were issued by Conn's, Inc., are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Guarantors. As of April 30, 2017 and January 31, 2017, the direct or indirect subsidiaries of Conn's, Inc. that were not Guarantors (the "Non-Guarantor Subsidiaries") were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn's, Inc. in the form of dividends or distributions.
The following financial information presents the condensed consolidated balance sheet, statement of operations, and statement of cash flows for Conn's, Inc. (the issuer of the Senior Notes), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries, together with certain eliminations. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and operations. The consolidated financial information includes financial data for:
(i) Conn’s, Inc. (on a parent-only basis),
(ii) Guarantor subsidiaries,
(iii) Non-Guarantor Subsidiaries, and

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iv) the parent company and the subsidiaries on a consolidated basis at April 30, 2017 and January 31, 2017 (after the elimination of intercompany balances and transactions). Condensed consolidated net (loss) income is the same as condensed consolidated comprehensive (loss) income for the periods presented.
Condensed Consolidated Balance Sheet as of April 30, 2017.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$112,819	$—	$—	$112,819
Restricted cash	—	—	160,041	—	160,041
Customer accounts receivable, net of allowance	—	70,367	581,679	—	652,046
Other accounts receivable	—	61,197	—	—	61,197
Inventories	—	170,999	—	—	170,999
Other current assets	—	28,504	12,697	(20,245)	20,956
Total current assets	—	443,886	754,417	(20,245)	1,178,058
Investment in and advances to subsidiaries	722,171	262,557	—	(984,728)	—
Long-term portion of customer accounts receivable, net of allowance	—	118,855	474,474	—	593,329
Property and equipment, net	—	158,928	—	—	158,928
Deferred income taxes	71,328	—	—	—	71,328
Other assets	—	8,963	—	—	8,963
Total assets	$793,499	$993,189	$1,228,891	$(1,004,973)	$2,010,606
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$—	$1,190	$—	$—	$1,190
Accounts payable	—	104,915	—	—	104,915
Accrued expenses	4,800	39,568	10,312	(7,548)	47,132
Other current liabilities	—	15,248	6,142	—	21,390
Total current liabilities	4,800	160,921	16,454	(7,548)	174,627
Deferred rent	—	86,727	—	—	86,727
Long-term debt and capital lease obligations	220,097	4,519	981,836	—	1,206,452
Other long-term liabilities	—	18,852	6,900	—	25,752
Total liabilities	224,897	271,019	1,005,190	(7,548)	1,493,558
Total stockholders' equity	568,602	722,170	223,701	(997,425)	517,048
Total liabilities and stockholders' equity	$793,499	$993,189	$1,228,891	$(1,004,973)	$2,010,606
Deferred income taxes related to tax attributes of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries are reflected under Conn's, Inc.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of January 31, 2017.

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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Operations for the three months ended April 30, 2017.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$279,285	$—	$—	$279,285
Finance charges and other revenues	—	36,798	39,743	—	76,541
Servicing fee revenue	—	15,184	—	(15,184)	—
Total revenues	—	331,267	39,743	(15,184)	355,826
Costs and expenses:
Cost of goods sold	—	171,950	—	—	171,950
Selling, general and administrative expenses	—	106,233	15,488	(15,184)	106,537
Provision for bad debts	—	(5,433)	61,363	—	55,930
Charges and credits	—	1,227	—	—	1,227
Total costs and expenses	—	273,977	76,851	(15,184)	335,644
Operating income	—	57,290	(37,108)	—	20,182
Loss (income) from consolidated subsidiaries	(268)	33,921	—	(33,653)	—
Interest expense	4,443	1,778	17,787	—	24,008
Loss on extinguishment of debt	—	349	—	—	349
Income (loss) before income taxes	(4,175)	21,242	(54,895)	33,653	(4,175)
Provision (benefit) for income taxes	(1,595)	8,116	(20,974)	12,858	(1,595)
Net income (loss)	$(2,580)	$13,126	$(33,921)	$20,795	$(2,580)
Condensed Consolidated Statement of Operations for the three months ended April 30, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$318,542	$—	$—	$318,542
Finance charges and other revenues	—	30,172	40,399	—	70,571
Servicing fee revenue	—	17,135	—	(17,135)	—
Total revenues	—	365,849	40,399	(17,135)	389,113
Costs and expenses:
Cost of goods sold	—	204,466	—	—	204,466
Selling, general and administrative expenses	—	113,247	17,135	(17,135)	113,247
Provision for bad debts	—	35,582	22,636	—	58,218
Charges and credits	—	526	—	—	526
Total costs and expenses	—	353,821	39,771	(17,135)	376,457
Operating income	—	12,028	628	—	12,656
Loss (income) from consolidated subsidiaries	8,794	12,926	—	(21,720)	—
Interest expense	4,446	3,268	18,182	—	25,896
Income (loss) before income taxes	(13,240)	(4,166)	(17,554)	21,720	(13,240)
Provision (benefit) for income taxes	(3,491)	(1,099)	(4,628)	5,727	(3,491)
Net income (loss)	$(9,749)	$(3,067)	$(12,926)	$15,993	$(9,749)

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the three months ended April 30, 2017.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(256)	$(192,236)	$283,256	$—	$90,764
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(466,056)	466,056	—
Sale of customer accounts receivables	—	466,056	—	(466,056)	—
Purchase of property and equipment	—	(4,286)	—	—	(4,286)
Proceeds from sales of property	—	—	—	—	—
Net cash provided by (used in) investing activities	—	461,770	(466,056)	—	(4,286)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	469,814	—	469,814
Payments on asset-backed notes	—	—	(232,931)	—	(232,931)
Changes in restricted cash balances	—	—	(49,342)	—	(49,342)
Borrowings from revolving credit facility	—	265,935	—	—	265,935
Payments on revolving credit facility	—	(443,435)	—	—	(443,435)
Payment of debt issuance costs and amendment fees	—	(2,864)	(4,741)	—	(7,605)
Proceeds from stock issued under employee benefit plans	256	—	—	—	256
Other	—	83	—	—	83
Net cash provided by (used in) financing activities	256	(180,281)	182,800	—	2,775
Net change in cash and cash equivalents	—	89,253	—	—	89,253
Cash and cash equivalents, beginning of period	—	23,566	—	—	23,566
Cash and cash equivalents, end of period	$—	$112,819	$—	$—	$112,819

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the three months ended April 30, 2016.

(in thousands)	Conn's, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(9,554)	$(201,353)	$319,561	$—	$108,654
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(478,080)	478,080	—
Sale of customer accounts receivables	—	478,080	—	(478,080)	—
Purchase of property and equipment	—	(16,996)	—	—	(16,996)
Proceeds from sales of property	—	696	—	—	696
Net change in intercompany	9,169	—	—	(9,169)	—
Net cash provided by (used in) investing activities	9,169	461,780	(478,080)	(9,169)	(16,300)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	493,540	—	493,540
Payments on asset-backed notes	—	—	(289,639)	—	(289,639)
Changes in restricted cash balances	—	—	(40,498)	—	(40,498)
Borrowings from revolving credit facility	—	170,393	—	—	170,393
Payments on revolving credit facility	—	(421,735)	—	—	(421,735)
Payment of debt issuance costs and amendment fees	—	(405)	(4,884)	—	(5,289)
Proceeds from stock issued under employee benefit plans	385	—	—	—	385
Net change in intercompany	—	(9,169)	—	9,169	—
Other	—	(223)	—	—	(223)
Net cash provided by (used in) financing activities	385	(261,139)	158,519	9,169	(93,066)
Net change in cash and cash equivalents	—	(712)	—	—	(712)
Cash and cash equivalents, beginning of period	—	12,254	—	—	12,254
Cash and cash equivalents, end of period	$—	$11,542	$—	$—	$11,542

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," “predict,” “will,” “potential,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets; and other risks detailed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017 and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
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
Executive Summary
Total revenues decreased to $355.8 million for the three months ended April 30, 2017 compared to $389.1 million for the three months ended April 30, 2016. Retail revenues decreased to $279.4 million for the three months ended April 30, 2017 from $319.0 million for the three months ended April 20, 2016. The decrease in retail revenue was primarily driven by a decrease in same store sales of 15.2%, partially offset by new store growth. Sales were negatively impacted by underwriting changes made during the 2017 fiscal year, the delay in receipt of tax refunds by our customers, one less business day in 2017 versus the leap year in 2016, and general consumer softness. Credit revenue increased to $76.5 million for the three months ended April 30, 2017 from $70.1 million for the three months ended April 30, 2016. The increase in credit revenue resulted from the origination of our higher-yielding direct loan product, which resulted in an increase in the portfolio yield rate to 18.2% from 15.8%, partially offset by a 3.1% decline in the average balance of the customer receivable portfolio.
Retail gross margin for the three months ended April 30, 2017 was 38.4%, an increase of 260 basis points from the 35.8% reported in the three months ended April 30, 2016. The increase in retail gross margin was primarily due to improved product margins across all product categories, favorable product mix and lower warehouse, delivery and transportation expenses through increased efficiencies and further optimization.
Selling, general and administrative expenses ("SG&A") for the three months ended April 30, 2017 was $106.5 million, a decrease of $6.7 million, or 5.9%, over the three months ended April 30, 2016. The SG&A decrease in the retail segment was primarily due to a decrease in compensation, advertising, and delivery and transportation costs, partially offset by an increase in new store occupancy costs and an increase in the corporate overhead allocation. The SG&A decrease in the credit segment was primarily due to a decrease in compensation costs and in the charge to the credit segment to reimburse the retail segment for expenses, partially offset by an increase in the corporate overhead allocation. The increase in the corporate overhead allocation made to each of the segments was driven by investments we are making in information technology and other personnel to support long-term performance improvement initiatives.
Provision for bad debts for the first quarter of fiscal year 2018 was $55.9 million, a decrease of $2.3 million from the comparable prior-year period. The decrease was primarily the result of a decline in the allowance for bad debts driven by a decline in the balance of customer receivables in the first quarter of fiscal year 2018 compared to an increase in the allowance for bad debts driven by an increase in the balance of customer receivables in the first quarter of fiscal year 2017, partially offset by higher net-charge offs in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017.
Interest expense decreased to $24.0 million for the three months ended April 30, 2017, compared to $25.9 million for the three months ended April 30, 2016, primarily reflecting a lower average outstanding balance of debt.
Net loss for the three months ended April 30, 2017 was $2.6 million or $0.08 per share, which included certain pre-tax charges of $1.6 million or $0.03 per share, primarily related to exit costs associated with reducing the square footage of a distribution center and the loss on extinguishment of debt related to the amendment of our revolving loan facility. This compares to net loss for the three months ended April 30, 2016 of $9.7 million, or $0.32 earnings per share, which included net pre-tax charges of $0.5 million, or $0.01 per share, primarily related to legal and professional fees related to the exploration of strategic alternatives and securities-related litigation, and executive management transition costs.
Company Initiatives
In the first quarter of fiscal year 2018, we maintained our focus on enhancing our credit platform to improve near-term results and support the pursuit of the Company’s long-term growth objectives. While impacted by tighter underwriting and other factors, our retail stores performed well, demonstrating our differentiated business model and the significant value we provide our customers. We believe our credit operations will benefit from the structural changes we are making to increase yield, reduce losses and improve overall credit performance. We delivered the following financial and operational results in the first quarter of fiscal year 2018:

•
We successfully launched our direct loan program in all six of our Louisiana locations, which contributed to an increase in the weighted average origination loan yield to 27.3% in the first quarter of fiscal year 2018 from 21.4% in the second quarter of fiscal year 2017, an increase of 590 basis points;

•
Retail gross margin for the first quarter of fiscal year 2018 was 38.4%, an increase of 260 basis points over the first quarter of fiscal year 2017 of 35.8% driven primarily by improved product margins and mix;

•
We delivered an all-in cost of funds on the April 2017 Class A and B notes only, including transaction costs, of approximately 5.4% which was a 150- basis point improvement over the 6.9% all-in cost of funds, including transaction costs, for the Class A and B notes issued in the October 2016 securitization transaction;

•
We concurrently issued the Class C notes in the April 2017 transaction to obtain an advance rate of approximately 84%, the highest advance rate achieved in a securitization transaction since we re-entered the securitization market in 2012; and

•	Began to introduce a lease-to-own product through Progressive Leasing to our customers who do not qualify for our proprietary credit programs.
We believe we are positioned to prudently execute our long-term growth strategy and reduce financial and operational risk while enhancing shareholder value. We have identified the following strategic priorities for fiscal year 2018:

•	Implement our direct loan program in certain additional states to further enhance our yield;

•	Continue to refine and enhance our underwriting model and focus on our collection operations to reduce delinquency rates and future charge-offs to improve future credit segment profitability;

•	Lower our cost of funds;

•	Optimize our mix of quality, branded products and reduce warehouse, delivery and transportation costs to increase our retail gross margin;

•	Maintain focus on cost control of our SG&A expenses; and

•	Open three new stores, two of which were successfully opened in the first quarter of fiscal year 2018 and all of which have been successfully opened as of the date of this report.

Outlook
The broad appeal of the Conn's store to our geographically diverse core demographic, the historical unit economics and current retail real estate market conditions provide us ample room for continued expansion. There are many markets in the United States with demographic characteristics similar to those in our existing footprint, which provides substantial opportunities for future growth. We plan to continue to improve our operating results by leveraging our existing infrastructure and seeking to continually optimize the efficiency of our marketing, merchandising, sourcing, distribution and credit operations. As we penetrate new markets, we expect to increase our purchase volumes, achieve distribution efficiencies and strengthen our relationships with our key vendors. We also expect our increased store base and higher net sales to further leverage our existing corporate and regional infrastructure.
Results of Operations
The following tables present certain financial and other information, on a consolidated basis:

Consolidated:	Three Months Ended April 30,
(in thousands)	2017	2016	Change
Revenues:
Total net sales	$279,285	$318,542	$(39,257)
Finance charges and other revenues	76,541	70,571	5,970
Total revenues	355,826	389,113	(33,287)
Costs and expenses:
Cost of goods sold	171,950	204,466	(32,516)
Selling, general and administrative expenses	106,537	113,247	(6,710)
Provision for bad debts	55,930	58,218	(2,288)
Charges and credits	1,227	526	701
Total costs and expenses	335,644	376,457	(40,813)
Operating income	20,182	12,656	7,526
Interest expense	24,008	25,896	(1,888)
Loss on extinguishment of debt	349	—	349
Loss before income taxes	(4,175)	(13,240)	9,065
Benefit for income taxes	(1,595)	(3,491)	1,896
Net loss	$(2,580)	$(9,749)	$7,169
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
We evaluate a segment’s performance based upon operating income before taxes. Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated corporate overhead expenses, and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% multiplied by the average portfolio balance for each applicable period.

The following table represents total revenues, costs and expenses, operating income and income before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended April 30,
(in thousands)	2017	2016	Change
Revenues:
Product sales	$251,362	$286,490	$(35,128)
Repair service agreement commissions	24,696	28,185	(3,489)
Service revenues	3,227	3,867	(640)
Total net sales	279,285	318,542	(39,257)
Other revenues	80	494	(414)
Total revenues	279,365	319,036	(39,671)
Costs and expenses:
Cost of goods sold	171,950	204,466	(32,516)
Selling, general and administrative expenses (1)	73,947	79,983	(6,036)
Provision for bad debts	230	398	(168)
Charges and credits	1,227	526	701
Total costs and expenses	247,354	285,373	(38,019)
Operating income	$32,011	$33,663	$(1,652)
Number of stores:
Beginning of period	113	103
Open	2	5
Closed	—	—
End of period	115	108

Credit Segment:	Three Months Ended April 30,
(in thousands)	2017	2016	Change
Revenues -
Finance charges and other revenues	$76,461	$70,077	$6,384
Costs and expenses:
Selling, general and administrative expenses (1)	32,590	33,264	(674)
Provision for bad debts	55,700	57,820	(2,120)
Total cost and expenses	88,290	91,084	(2,794)
Operating loss	(11,829)	(21,007)	9,178
Interest expense	24,008	25,896	(1,888)
Loss on extinguishment of debt	349	—	349
Loss before income taxes	$(36,186)	$(46,903)	$10,717

(1)
For the three months ended April 30, 2017 and 2016, the amount of corporate overhead allocated to each segment was $6.4 million and $5.7 million, respectively. For the three months ended April 30, 2017 and 2016, the amount of reimbursements made to the retail segment by the credit segment were $9.4 million and $9.7 million, respectively.

Three months ended April 30, 2017 compared to three months ended April 30, 2016
Revenues
The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended April 30,					%	Same store
(dollars in thousands)	2017	% of Total	2016	% of Total	Change	Change	% change
Furniture and mattress	$94,443	33.8%	$105,306	33.0%	$(10,863)	(10.3)%	(14.0)%
Home appliance	80,122	28.7	87,904	27.6	(7,782)	(8.9)	(11.3)
Consumer electronic	55,753	20.0	65,865	20.7	(10,112)	(15.4)	(17.6)
Home office	16,788	6.0	22,473	7.1	(5,685)	(25.3)	(27.0)
Other	4,256	1.5	4,942	1.6	(686)	(13.9)	(19.6)
Product sales	251,362	90.0	286,490	90.0	(35,128)	(12.3)	(15.1)
Repair service agreement commissions	24,696	8.8	28,185	8.8	(3,489)	(12.4)	(15.8)
Service revenues	3,227	1.2	3,867	1.2	(640)	(16.6)
Total net sales	$279,285	100.0%	$318,542	100.0%	$(39,257)	(12.3)%	(15.2)%
The decrease in same store sales was impacted by underwriting changes made during fiscal year 2017, the delay in the payment of tax refunds, one less business day in 2017 versus the leap year in 2016, and general consumer softness. The following provides a summary of the performance of our product categories during the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017:

•	Furniture unit volume decreased 24.1%, partially offset by a 11.8% increase in average selling price;

•	Mattress unit volume decreased 21.6%, partially offset by a 15.0% increase in average selling price;

•	Home appliance unit volume decreased 9.7% and average selling price decreased 1.8%;

•	Consumer electronic unit volume decreased 16.0% and average sales price decreased 2.0%; and

•	Home office unit volume decreased 28.7%, partially offset by a 2.5% increase in average selling price.
The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended April 30,
(in thousands)	2017	2016	Change
Interest income and fees	$67,131	$60,621	$6,510
Insurance commissions	9,330	9,457	(127)
Other revenues	80	493	(413)
Finance charges and other revenues	$76,541	$70,571	$5,970
The increase in interest income and fees was due to a yield rate of 18.2% during the first quarter of fiscal year 2018, 240 basis points higher than the first quarter of fiscal year 2017, partially offset by a decline of 3.1% in the average balance of the customer receivable portfolio.

The following table provides key portfolio performance information:

	Three Months Ended April 30,
(dollars in thousands)	2017	2016	Change
Interest income and fees	$67,131	$60,621	$6,510
Net charge-offs	(59,248)	(53,795)	(5,453)
Interest expense	(24,008)	(25,896)	1,888
Net portfolio income	$(16,125)	$(19,070)	$2,945
Average portfolio balance	$1,511,834	$1,559,880	$(48,046)
Interest income and fee yield (annualized)	18.2%	15.8%
Net charge-off % (annualized)	15.7%	13.8%
Cost of Goods Sold and Retail Gross Margin

	Three Months Ended April 30,
(dollars in thousands)	2017	2016	Change
Cost of goods sold	$171,950	$204,466	$(32,516)
Retail gross margin	38.4%	35.8%
The increase in retail gross margin was primarily due to improved product margins across all product categories, favorable product mix and lower warehouse, delivery and transportation expenses through increased efficiencies and further optimization.
Selling, General and Administrative Expenses

	Three Months Ended April 30,
(dollars in thousands)	2017	2016	Change
Selling, general and administrative expenses:
Retail segment	$73,947	$79,983	$(6,036)
Credit segment	32,590	33,264	(674)
Selling, general and administrative expenses - Consolidated	$106,537	$113,247	$(6,710)
Selling, general and administrative expenses as a percent of total revenues	29.9%	29.1%
The SG&A decrease in the retail segment was primarily due to a decrease in compensation, advertising, and delivery and transportation costs, partially offset by an increase in new store occupancy costs and an increase in the overhead allocation. The decrease in retail revenue resulted in an increase in SG&A as a percent of segment revenues of 140 basis points as compared to the first quarter of fiscal year 2017. The SG&A decrease in the credit segment was primarily due to a decrease in compensation costs and in the charge to the credit segment to reimburse the retail segment for expenses, partially offset by an increase in the corporate overhead allocation. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the first quarter of fiscal year 2018 increased 10 basis points as compared to the first quarter of fiscal year 2017. The increase in the corporate overhead allocation made to each of the segments was driven by investments we are making in information technology and other personnel to support long-term performance improvement initiatives.

Provision for Bad Debts

	Three Months Ended April 30,
(dollars in thousands)	2017	2016	Change
Provision for bad debts:
Retail segment	$230	$398	$(168)
Credit segment	55,700	57,820	(2,120)
Provision for bad debts - Consolidated	$55,930	$58,218	$(2,288)
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	14.7%	14.8%
The year-over-year decrease of $2.3 million in the credit segment provision for bad debts was primarily the result of a decline in the allowance for bad debts driven by a decline in the balance of customer receivables in the first quarter of fiscal year 2018 compared to an increase in the allowance for bad debts driven by an increase in the balance of customer receivables in the first quarter of fiscal year 2017, partially offset by higher net-charge offs in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017.
Charges and Credits

	Three Months Ended April 30,
(in thousands)	2017	2016	Change
Store and facility closure costs	$1,227	$—	$1,227
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	—	454	(454)
Executive management transition costs	—	72	(72)
	$1,227	$526	$701
During the three months ended April 30, 2017, we incurred exit costs associated with reducing the square footage of a distribution center. During the three months ended April 30, 2016, we incurred costs associated with legal and professional fees related to our securities-related litigation and transition costs due to changes in the executive management team.
Interest Expense
For the three months ended April 30, 2017, net interest expense decreased by $1.9 million from the prior year comparative period primarily reflecting a lower average outstanding balance of debt.
Loss on Extinguishment of Debt
During the three months ended April 30, 2017, we wrote-off $0.3 million of debt issuance costs related to an amendment to our revolving credit facility for lenders that did not continue to participate.
Provision for Income Taxes

	Three Months Ended April 30,
(dollars in thousands)	2017	2016	Change
Provision (benefit) for income taxes	$(1,595)	$(3,491)	$1,896
Effective tax rate	38.2%	26.4%
The increase in the income tax rate for the three months ended April 30, 2017 was due to a change from the actual effective tax rate ("ETR") method to the annualized ETR method and, to a lesser extent, an increase in the provision related to state income taxes.

Customer Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally provide for interest at the maximum rate allowed by the respective regulations in the states in which we operate, which generally range between 18% and 30%. During the third quarter of fiscal 2017, we implemented our new direct consumer loan program across all Texas locations. During the first quarter of fiscal year 2018, we implemented our new direct loan program in all Louisiana locations. The states of Texas and Louisiana represent approximately 72% of our first quarter of fiscal year 2018 originations, which under our previous offerings had a maximum equivalent interest rate of approximately 21%, compared to an interest rate of up to 30% under our new direct loan programs. Additionally, we are working through the regulatory framework to raise our interest rates in certain other states. In states where regulations do not generally limit the interest rate charged, we increased our rates in the third quarter of fiscal year 2017 to 29.99%.
We offer 12- and 18-month cash-option, no-interest finance programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived.
We regularly extend or "re-age" a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which is subsequently resolved, and when the customer indicates a willingness and ability to resume making monthly payments. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation or have reached our limits for account re-aging. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay us. Our re-aging of customer accounts does not change the interest rate or the total amount due from the customer and typically does not reduce the monthly contractual payments. We may also charge the customer an extension fee, which approximates the interest owed for the time period the contract was past due. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the interest rate or the total amount due from the customer but does reduce the monthly contractual payments and extends the term. Under these options, as with extensions, the customer must resolve the reason for delinquency and show a willingness and ability to resume making contractual monthly payments.
The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of April 30,
	2017	2016
Weighted average credit score of outstanding balances(1)	588	595
Average outstanding customer balance	$2,360	$2,381
Balances 60+ days past due as a percentage of total customer portfolio balance(2)	9.8%	8.6%
Re-aged balance as a percentage of total customer portfolio balance(2)	15.8%	14.8%
Account balances re-aged more than six months (in thousands)	$74,238	$65,615
Allowance for bad debts as a percentage of total customer portfolio balance	14.0%	12.7%
Percent of total customer portfolio balance represented by no-interest option receivables	26.0%	36.5%

	Three Months Ended April 30,
	2017	2016
Total applications processed	290,327	314,378
Weighted average origination credit score of sales financed(1)	608	609
Percent of total applications approved and utilized	31.1%	35.9%
Average down payment	3.7%	3.9%
Average income of credit customer at origination	$41,900	$40,100
Percent of retail sales paid for by:
In-house financing, including down payment received	70.5%	75.5%
Third-party financing	15.1%	12.5%
Third-party lease-to-own option	7.6%	5.2%
	93.2%	93.2%

(1)	Credit scores exclude non-scored accounts.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.
The decrease in the weighted average credit score of outstanding balances was driven by us reducing the availability of cash-option, no-interest programs to higher risk customers and moving origination of long-term equal-payment, no-interest programs to a third-party, partially offset by underwriting changes made in the fourth quarter of fiscal year 2016 and during fiscal year 2017. The underwriting changes were made to reduce credit risk, specifically related to new customers, while identifying opportunities to increase originations to certain existing customers.
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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the outstanding portfolio balance rose from 10.6% as of April 30, 2016 to 11.4% as of April 30, 2017. The percentage of non-restructured accounts greater than 60 days past due increased 80 basis points over the prior year period to 8.3% as of April 30, 2017. We expect delinquency levels and charge-off rates to remain elevated over the short-term. The increase in delinquency and changes in expectations for customer performance and cash recoveries on charged-off accounts are reflected in our projection models, resulting in an increase in the rate of losses we expect to realize over the next 12 months.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 36.6% as of April 30, 2016 as compared to 38.7% as of April 30, 2017. This 210 basis point increase reflects the impact of higher delinquency rates and charge-offs from a year ago.
The percent of bad debt charge-offs, net of recoveries, to average portfolio balance was 13.8% for the three months ended April 30, 2016 compared to 15.7% for the three months ended April 30, 2017. The increase was primarily due to the higher level of delinquency experienced over the past twelve months.
As of April 30, 2017 and 2016, balances under no-interest programs included within customer receivables were $385.7 million and $561.8 million, respectively. We shifted our 18- and 24-month equal-payment, no-interest programs to a third-party and reduced the availability of cash-option, no-interest programs to higher risk customers. As a result, a decline in the proportion of accounts financed under no-interest programs is likely to result in an increase in the overall yield recognized.
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

Operating cash flows.  For the three months ended April 30, 2017, net cash provided by operating activities was $90.8 million compared to $108.7 million for the three months ended April 30, 2016. The decrease in net cash provided by operating activities was primarily driven by a decrease in cash provided by working capital and a decrease in the amount of tenant improvement allowances received, partially offset by the lower growth rate in our customer portfolio balance, which resulted in collections on customer accounts exceeding the growth in new accounts, and an increase in net income when adjusted for non-cash activity.
Investing cash flows.  For the three months ended April 30, 2017, net cash used in investing activities was $4.3 million compared to $16.3 million for the three months ended April 30, 2016. The change was primarily the result of lower capital expenditures due to fewer new store openings in the current quarter compared to the comparable prior year period.
Financing cash flows.  For the three months ended April 30, 2017, net cash provided by financing activities was $2.8 million compared to net cash used in financing activities of $93.1 million for the three months ended April 30, 2016. During the three months ended April 30, 2017, the 2017-A VIE issued asset-backed notes resulting in net proceeds to us of approximately $456.7 million, net of transaction costs and restricted cash held by the 2017-A VIE, which were used to pay down the entire balance on our revolving credit facility and for other general corporate purposes. Cash collections from the securitized receivables were used to make payments on the asset-backed notes of approximately $232.9 million during the three months ended April 30, 2017 compared to approximately $289.6 million in the comparable prior year period. During the three months ended April 30, 2016, the 2016-A VIE issued asset-backed notes resulting in net proceeds to us of approximately $478.2 million, net of transaction costs and restricted cash held by the 2016-A VIE, which were used to pay down the balance on our revolving credit facility and for other general corporate purposes.
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
The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock ("restricted payments"); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations on restricted payments are only effective if one or more of the following occurred: (1) a default were to exist under the Indenture, (2) we could not satisfy a debt incurrence test, and (3) the aggregate amount of restricted payments were to exceed an amount tied to consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have had a leverage ratio, as defined under the Indenture, of less than or equal to 2.50 to 1.0. As a result of these exceptions, as of April 30, 2017, $173.4 million would have been free from the distribution restriction. However, as a result of the revolving credit facility distribution restrictions, which are further described below, we were restricted from making a distribution as of April 30, 2017. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period.
Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we default on the payment of other debt due at maturity or upon acceleration of default in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
Asset-backed Notes. During fiscal years 2018, 2017 and 2016, we securitized customer accounts receivables by transferring the receivables to various bankruptcy-remote VIEs. In turn, the VIEs issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the VIEs.
Under the terms of the securitization transactions, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of issued notes, and then to us as the holder of non-issued notes and residual equity. We retain the servicing of the securitized portfolios and receive a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables. In addition, we, rather than the VIEs, retain all credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charge-offs of the securitized receivables, which are reflected as a reduction to net charge-offs on a consolidated basis.
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
The asset-backed notes consist of the following:

Asset-Backed Notes	Principal Amount	Net Proceeds(1)	Issuance Date	Maturity Date	Fixed Interest Rate	Effective Interest Rate(2)
2015 Class B Notes	165,900	156,200	9/10/2015	9/15/2020	8.50%	15.60%
2016-A Class A Notes	423,030	409,845	3/17/2016	4/16/2018	4.68%	6.50%
2016-A Class B Notes	70,510	68,309	3/17/2016	8/15/2018	8.96%	9.60%
2016-A Class C Notes	70,510	71,648	10/12/2016	4/15/2020	12.00%	11.00%
2016-B Class A Notes	391,840	380,033	10/6/2016	10/15/2018	3.73%	5.70%
2016-B Class B Notes	111,960	108,586	10/6/2016	3/15/2019	7.34%	8.10%
2017-A Class A Notes	313,220	304,451	4/19/2017	7/15/2019	2.73%	5.50%
2017-A Class B Notes	106,270	103,300	4/19/2017	2/15/2020	5.11%	6.00%
2017-A Class C Notes	50,340	48,919	4/19/2017	10/15/2021	7.40%	7.90%
Total	$1,703,580	$1,651,291

(1)	After giving effect to debt issuance costs and restricted cash held by the VIEs.

(2)	For the three months ended April 30, 2017, and inclusive of retrospective adjustments to deferred debt issuance costs based on changes in timing of actual and expected cash flows.
Revolving Credit Facility. On March 31, 2017, Conn's, Inc. and certain of its subsidiaries (the "Borrowers") entered into a Third Amendment (the "Third Amendment") to the Third Amended and Restated Loan and Security Agreement, dated as of October 30, 2015, with certain lenders, which provides for a $750.0 million asset-based revolving credit facility (the "revolving credit facility") under which credit availability is subject to a borrowing base. The revolving credit facility matures on October 30, 2019.
The Third Amendment, among other things, (a) extends the maturity date of the credit facility one year to October 30, 2019; (b) provides for a reduction in the aggregate commitments from $810 million to $750 million; (c) amends the minimum interest coverage ratio covenant to (i) eliminate the application of the minimum interest coverage ratio covenant for the fiscal quarter ending April 30, 2017 and (ii) reduce the minimum interest coverage ratio (A) to 0.80x as of the last day of the fiscal quarter ending July 31, 2017, (B) to 1.10x as of the last day of the fiscal quarter ending October 31, 2017 and (C) to 1.25x as of the last day of each fiscal quarter thereafter, beginning with the fiscal quarter ending January 31, 2018; (d) sets the applicable margin at 3.50% for LIBOR loans and 2.50% for Base Rate loans until the Company demonstrates an interest coverage ratio of equal to or greater than 1.10x for the fiscal quarter ending October 31, 2017, at which point the applicable margin will revert to being determined according to the existing pricing grid based on facility availability; (e) reduces the minimum cash recovery percentage on the contracts it owns and manages from 4.50% to 4.45% for the first nine months of each fiscal year, and from 4.25% to 4.20% for the last three months of each fiscal year; (f) amends the definition of “EBITDA” to, among other things, exclude the impact of non-cash asset write-offs relating to construction in process; (g) amends the definition of “Interest Expense” to exclude certain non-interest expenses; (h) amends various definitions and other related provisions to clarify the Company’s ability to undertake permitted securitization transactions; (i) increases the number of equity cures that may be exercised during the term of the agreement from one time to two times, and increases the maximum amount of each such cure from $10 million to $20 million; and (j) modifies the calculations of “Tangible Net Worth” and “Interest Coverage Ratio” to deduct certain amounts attributable to the difference between a calculated loss reserve and the Company’s recorded loss reserve on its contracts.
Loans under the revolving credit facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin at 3.50% for LIBOR loans and 2.50% for base rate loans until the Company demonstrates an interest coverage ratio of equal to or greater than 1.10x for the fiscal quarter ending October 31, 2017, at which point the applicable margin will revert to being determined according to the pricing grid based on facility availability which specifies a margin ranging from 2.75% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.75% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the average outstanding balance and letters of credit of the revolving credit facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the revolving credit facility was 6.0% for the three months ended April 30, 2017.

The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of April 30, 2017, we had immediately available borrowing capacity of $128.8 million under our revolving credit facility, net of standby letters of credit issued of $5.8 million. We also had $615.4 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances.
The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may make dividends and distributions to the Company and other obligors under the revolving credit facility without restriction. As of April 30, 2017, $66.7 million would have been free to repay the Senior Notes. However, we were unable to make other distributions as a result of the revolving credit facility distribution restrictions. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.
In connection with entering into the third amendment to the revolving credit facility, we wrote-off $0.3 million of debt issuance costs for lenders that did not continue to participate. We also paid $2.8 million of debt issuance costs, recorded as other assets, which will be amortized ratably over the remaining term of the revolving credit facility along with the unamortized debt issuance costs remaining on the revolving credit facility.
Debt Covenants. We were in compliance with our debt covenants at April 30, 2017. A summary of the significant financial covenants that govern our revolving credit facility, as amended, compared to our actual compliance status at April 30, 2017 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio must equal or exceed minimum (1)	1.27:1.00	Not Tested
Leverage Ratio must not exceed maximum	2.42:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	0.78:1.00	2.00:1.00
Cash Recovery Percent must exceed stated amount	5.51%	4.45%
Capital Expenditures, net, must not exceed maximum	$4.5 million	$75.0 million
(1) Not tested for the three months ended April 30, 2017.
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
Capital expenditures.  We lease the majority of our stores under operating leases, and our plans for future store locations include primarily operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.3 million and $1.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.5 million and $1.0 million per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include "sale-leaseback" or direct "purchase-lease" programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We have opened three new stores during fiscal year 2018, two of which were successfully opened during the first quarter of fiscal year 2018 and all of which have been successfully opened as of the date of this report. We do not plan to open any additional stores during fiscal year 2018. Our anticipated capital expenditures for fiscal year 2018 are between $20 and $25 million.

Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. As of April 30, 2017, beyond cash generated from operations we had (i) immediately available borrowing capacity of $128.8 million under our revolving credit facility, (ii) $615.4 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances and (iii) $112.8 million of cash on hand. However, we have in the past sought to raise additional capital.
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
Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of April 30, 2017:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments(1):
Senior Notes	312,760	16,458	32,915	32,915	230,472
2015 Class B Notes(2)	145,835	9,629	19,258	116,948	—
2016A Class A Notes(2)	195	195	—	—	—
2016A Class B Notes	78,680	6,318	72,362	—	—
2016A Class C Notes(2)	95,569	8,461	87,108	—	—
2016B Class A Notes(2)	156,870	5,549	151,321	—	—
2016B Class B Notes(2)	127,360	8,218	119,142	—	—
2017A Class A Notes(2)	332,102	8,551	323,551	—	—
2017A Class B Notes(2)	121,460	5,430	116,030	—	—
2017A Class C Notes(2)	66,965	3,725	7,450	55,790	—
Capital lease obligations	8,363	1,371	1,891	953	4,148
Operating leases:
Real estate	440,181	56,998	113,328	106,877	162,978
Equipment	3,035	1,872	1,139	24	—
Contractual commitments(3)	98,173	92,913	4,385	875	—
Total	$1,987,548	$225,688	$1,049,880	$314,382	$397,598

(1)	Estimated interest payments are based on the outstanding balance as of April 30, 2017 and the interest rate in effect at that time.

(2)
The payments due by period for the Senior Notes and asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments will be provided based on the proceeds from the securitized customer accounts receivables.

(3)
Contractual commitments primarily includes commitments to purchase inventory of $83.6 million and capital expenditures of $2.8 million, which is not reduced for any reimbursements we might receive for tenant improvement allowances from landlords, with the remaining commitments for advertising and other services. The timing of the payments is subject to change based upon actual receipt and the terms of payment with the vendor.

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Certain accounting policies are considered "critical accounting policies" because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact to our consolidated financial statements. We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates. The description of critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017.
Recent Accounting Pronouncements
The information related to recent accounting pronouncements as set forth in Note 1, Summary of Significant Accounting Policies, of the Condensed Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Loans under the revolving credit facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin at 3.50% for LIBOR loans and 2.50% for base rate loans until the Company demonstrates an interest coverage ratio of equal to or greater than 1.10x for the fiscal quarter ending October 31, 2017, at which point the applicable margin will revert to being determined according to the existing pricing grid based on facility availability which specifies a margin ranging from 2.75% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.75% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our quarterly average net availability under the borrowing base and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the revolving credit facility. As of April 30, 2017, we did not have borrowings under our revolving credit facility and, consequently, did not have any material exposure to interest rate market risks at the end of this period. However, any future borrowings under our revolving credit facility will be at a variable rate of interest and we could potentially be materially adversely impacted should we require significant borrowings in the future, particularly during a period of rising interest rates.
For additional information regarding quantitative and qualitative market risks, as updated by the preceding paragraphs, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of our Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

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
For the quarter ended April 30, 2017, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information set forth in Note 7, Contingencies, of the Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
As of the date of the filing, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended January 31, 2017.

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

CONN'S, INC.

Date:	June 6, 2017

By:	/s/ Lee A. Wright
Lee A. Wright
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1
Certificate of Incorporation of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn's, Inc. Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Conn's, Inc. Form 10-Q for the quarterly period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Amended and Restated Bylaws of Conn's, Inc. effective as of December 3, 2013 (incorporated herein by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended October 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 6, 2013)

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on October 6, 2014)

3.4
Certificate of Elimination of Certificate of Designations of Series A Junior Participating Preferred Stock of Conn’s Inc., dated September 10, 2015 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 11, 2015)

4.1
Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

4.2
Base Indenture, dated as of April 19, 2017 by and between Conn’s Receivables Funding 2017-A, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 20, 2017)

4.2.1
Series 2017-A Supplement to the Base Indenture, dated as of April 19, 2017, by and between Conn’s Receivables Funding 2017-A, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 20, 2017)

10.1
Note Purchase Agreement, dated April 12, 2017, by and among Conn’s, Inc., Conn’s Receivables Funding 2017-A, LLC, Conn Appliances, Inc., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, MUFG Securities Americas Inc. and JP Morgan Securities LLC, as initial purchasers (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 20, 2017)

10.1.1
First Receivables Purchase Agreement, dated April 19, 2017, by and between Conn Credit I, L.P. and Conn Appliances Receivables Funding, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 20, 2017)

10.1.2
Second Receivables Purchase Agreement, dated April 19, 2017, by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2017-A Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 20, 2017)

10.2
Purchase and Sale Agreement, dated April 19, 2017 by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2017-A Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 20, 2017)

10.2.1
Servicing Agreement dated as of April 19, 2017, among Conn’s Receivables Funding 2017-A, LLC, Conn’s Receivables 2017-A Trust, Conn Appliances, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 20, 2017)

11.1	Statement re: computation of earnings per share (incorporated by reference to Note 1 to the condensed consolidated financial statements included in this Form 10-Q)
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)

Exhibit Number	Description of Document

31.2	Rule 13a-14(d)/15d-14(d) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2018, filed with the SEC on June 6, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at April 30, 2017 and January 31, 2017, (ii) the consolidated statements of operations for the three months ended April 30, 2017 and 2016, (iii) the consolidated statements of cash flows for the three months ended April 30, 2017 and 2016 and (iv) the notes to consolidated financial statements