Form 10-Q
period 2017-07-31
CONNS INC
filed 2017-09-07
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2017:

Class	Outstanding
Common stock, $0.01 par value per share	31,206,941

CONN'S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2017

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except per share amounts)

	July 31, 2017	January 31, 2017
Assets
Current assets:
Cash and cash equivalents	$35,018	$23,566
Restricted cash (all held by VIEs)	86,436	110,698
Customer accounts receivable, net of allowances (includes VIE balance of $430,855 and $529,108, respectively)	644,148	702,162
Other accounts receivable	59,401	69,286
Inventories	196,768	164,856
Income taxes recoverable	1,353	2,150
Prepaid expenses and other current assets	14,530	14,955
Total current assets	1,037,654	1,087,673
Long-term portion of customer accounts receivable, net of allowances (includes VIE balance of $331,642 and $320,382, respectively)	601,990	615,904
Property and equipment, net	154,788	159,202
Deferred income taxes	72,435	71,442
Other assets	8,196	6,913
Total assets	$1,875,063	$1,941,134
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$906	$849
Accounts payable	100,268	101,612
Accrued compensation and related expenses	15,588	13,325
Accrued expenses	38,953	26,456
Income taxes payable	2,138	3,318
Deferred revenues and other credits	20,955	21,821
Total current liabilities	178,808	167,381
Deferred rent	85,538	87,957
Long-term debt and capital lease obligations (includes VIE balance of $635,760 and $745,581, respectively)	1,060,720	1,144,393
Other long-term liabilities	24,720	23,613
Total liabilities	1,349,786	1,423,344
Commitments and contingencies
Stockholders' equity:
Preferred stock ($0.01 par value, 1,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000 shares authorized; 31,207 and 30,962 shares issued, respectively)	312	310
Additional paid-in capital	96,068	90,276
Retained earnings	428,897	427,204
Total stockholders' equity	525,277	517,790
Total liabilities and stockholders' equity	$1,875,063	$1,941,134
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Revenues:
Product sales	$259,593	$299,723	$510,955	$586,213
Repair service agreement commissions	23,519	28,310	48,215	56,495
Service revenues	3,301	3,966	6,528	7,833
Total net sales	286,413	331,999	565,698	650,541
Finance charges and other revenues	80,234	66,158	156,775	136,729
Total revenues	366,647	398,157	722,473	787,270
Costs and expenses:
Cost of goods sold	172,306	208,869	344,256	413,335
Selling, general and administrative expenses	111,632	119,846	218,169	233,093
Provision for bad debts	49,449	60,196	105,379	118,414
Charges and credits	4,068	2,895	5,295	3,421
Total costs and expenses	337,455	391,806	673,099	768,263
Operating income	29,192	6,351	49,374	19,007
Interest expense	20,039	24,138	44,047	50,034
Loss on extinguishment of debt	2,097	—	2,446	—
Income (loss) before income taxes	7,056	(17,787)	2,881	(31,027)
Provision (benefit) for income taxes	2,783	(5,863)	1,188	(9,354)
Net income (loss)	$4,273	$(11,924)	$1,693	$(21,673)
Income (loss) per share:
Basic	$0.14	$(0.39)	$0.05	$(0.71)
Diluted	$0.14	$(0.39)	$0.05	$(0.71)
Weighted average common shares outstanding:
Basic	31,094	30,731	31,034	30,696
Diluted	31,435	30,731	31,292	30,696
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended July 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$1,693	$(21,673)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	15,356	13,773
Loss from retirement of leasehold improvement	—	1,385
Amortization of debt issuance costs	8,578	13,812
Provision for bad debts and uncollectible interest	125,491	133,084
Loss on extinguishment of debt	2,446	—
Stock-based compensation expense	4,188	2,886
Charges, net of credits, for facility closures	388	—
Deferred income taxes	(992)	(700)
Gain on sale of property and equipment	(371)	(180)
Tenant improvement allowances received from landlords	1,997	18,860
Change in operating assets and liabilities:
Customer accounts receivable	(53,563)	(78,096)
Other accounts receivable	8,537	5,751
Inventories	(31,912)	10,327
Other assets	127	(1,213)
Accounts payable	(3,060)	28,831
Accrued expenses	13,792	6,823
Income taxes	(383)	(10,489)
Deferred rent, revenues and other credits	(1,771)	8,758
Net cash provided by operating activities	90,541	131,939
Cash flows from investing activities:
Purchase of property and equipment	(6,135)	(32,020)
Proceeds from sale of property	—	686
Net cash used in investing activities	(6,135)	(31,334)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	469,814	493,540
Payments on asset-backed notes	(583,299)	(537,819)
Changes in restricted cash balances	24,262	(17,406)
Borrowings from revolving credit facility	844,941	405,378
Payments on revolving credit facility	(822,441)	(435,085)
Payment of debt issuance costs and amendment fees	(7,595)	(6,089)
Proceeds from stock issued under employee benefit plans	1,905	618
Other	(541)	(461)
Net cash used in financing activities	(72,954)	(97,324)
Net change in cash and cash equivalents	11,452	3,281
Cash and cash equivalents, beginning of period	23,566	12,254
Cash and cash equivalents, end of period	$35,018	$15,535
Non-cash investing and financing activities:
Capital lease asset additions and related obligations	$3,196	$—
Property and equipment purchases not yet paid	$2,796	$6,476
Supplemental cash flow data:
Cash interest paid	$33,817	$38,403
Cash income taxes paid (refunded), net	$2,563	$1,816
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
Cash and Cash Equivalents. Cash and cash equivalents include cash, credit card deposits in-transit, and highly liquid debt instruments purchased with a maturity of three months or less. Cash and cash equivalents include credit card deposits in-transit of $3.2 million and $2.4 million, as of July 31, 2017 and January 31, 2017, respectively.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash. The restricted cash balance as of July 31, 2017 and January 31, 2017 includes $58.7 million and $75.2 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $27.7 million and $35.5 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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
Interest income on customer accounts receivable.  Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. Our calculation of interest income for customers with similar financing arrangements for which the timing and amount of prepayments can be reasonably estimated includes an estimate of the benefit from future prepayments based on our historical experience. At July 31, 2017 and January 31, 2017, there was $13.5 million and $13.7 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We typically only place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. Interest accrual is resumed on those accounts once a legally-mandated settlement arrangement is reached or other payment arrangements are made with the customer. At July 31, 2017 and January 31, 2017, customer receivables carried in non-accrual status were $49.2 million and $22.9 million, respectively. At July 31, 2017 and January 31, 2017, customer receivables that were past due 90 days or more and still accruing interest totaled $84.9 million and $124.0 million, respectively. The shift in the customer receivables balance from 90 days or more and still accruing interest to customer receivables in non-accrual status is primarily due to the increased use of third-party collection agencies to support our internal collection efforts. At July 31, 2017 and January 31, 2017, customer receivables in a bankruptcy status that are less than 60 days past due of $15.2 million and $19.5 million, respectively, are included within the customer receivables carried in non-accrual status balance.
Allowance for doubtful accounts. The determination of the amount of the allowance for bad debts is, by nature, highly complex and subjective. Future events that are inherently uncertain could result in material changes to the level of the allowance for bad debts. General economic conditions, changes to state or federal regulations and a variety of other factors that affect the ability of borrowers’ to service their debts or our ability to collect will impact the future performance of the portfolio.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We record an allowance for doubtful accounts on our non-TDR customer accounts receivable that we expect to charge-off over the next 12 months based on historical gross charge-off rates over the last 24 months. During the three months ended July 31, 2017, we began to incorporate an adjustment to historical gross charge-off rates for a scaled factor of the year-over-year change in six month average first payment default rates and the year-over-year change in the balance of customer accounts receivable that are 60 days or more past due.  In addition to adjusted historical gross charge-off rates, estimates of post-charge-off recoveries, including cash payments from customers, amounts realized from the repossession of the products financed, sales tax recoveries from taxing jurisdictions, and payments received under credit insurance policies are also considered.
Qualitative adjustments are made to the allowance for bad debts when, based on management’s judgment, there are internal or external factors impacting probable incurred losses not taken into account by the quantitative calculations. These qualitative considerations are based on the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in the quality of the loan review system, changes in the value of underlying collateral, changes in concentrations of credit, and other internal or external factor changes. We utilize an economic qualitative adjustment based on changes in unemployment rates if current unemployment rates in our markets are worse than they were on average over the last 24 months.  We also qualitatively limit the impact of changes in first payment default rates and changes in delinquency when those changes result in a decrease to the allowance for bad debts based on a measure of the dispersion of historical charge-off rates.  The impact of the changes in first payment default rates and changes in delinquency balance adjustments implemented during the second quarter, net of qualitative adjustments, was a reduction to the allowance for doubtful accounts of $4.4 million.
We determine allowances for those accounts that are TDR based on the discounted present value of cash flows expected to be collected over the life of those accounts based primarily on the performance of TDR loans over the last 24 months.  The cash flows are discounted based on the weighted-average effective interest rate of the TDR accounts. The excess of the carrying amount over the discounted cash flow amount is recorded as an allowance for loss on those accounts.
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt.  All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the revolving credit facility were $6.7 million and $5.7 million as of July 31, 2017 and January 31, 2017, respectively, and were included in other assets on our consolidated balance sheet.
Income Taxes. For the six months ended July 31, 2017 and 2016 we utilized the estimated annual effective tax rate based on our estimated fiscal year 2018 and 2017 pre-tax income, respectively, in determining income tax expense.
Stock-based compensation. During the three months ended July 31, 2017, the Company granted 72,012 performance stock awards ("PSUs") and 318,806 restricted stock awards (“RSUs") with an aggregate grant date fair value of $6.8 million. During the six months ended July 31, 2017, the Company granted 501,012 PSUs and 643,293 RSUs with an aggregate grant date fair value of $14.5 million. During the three months ended July 31, 2016, the Company granted 131,759 PSUs and 319,454 RSUs with an aggregate grant date fair value of $4.8 million. During the six months ended July 31, 2016, the Company granted 131,759 PSUs and 328,827 RSUs with an aggregate grant date fair value of $4.9 million. The majority of the PSUs issued during the six months ended July 31, 2017 will vest, if at all, upon the certification, after the Company’s fiscal year 2020, by the compensation committee of the satisfaction of the annual and cumulative Earnings Before Interest, Taxes, Depreciation and Amortization performance conditions over the three fiscal years commencing with the Company’s fiscal year 2018. The majority of the RSUs issued during the six months ended July 31, 2017 will vest, if at all, over periods of three to five years from the date of grant. For the three months ended July 31, 2017 and 2016, stock-based compensation expense was $3.6 million and $1.3 million, respectively. For the six months ended July 31, 2017 and 2016, stock-based compensation expense was $5.2 million and $2.6 million, respectively.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Share. Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effects of any stock options and restricted stock units granted, which is calculated using the treasury-stock method. The following table sets forth the shares outstanding for the earnings per share calculations:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2017	2016	2017	2016
Weighted-average common shares outstanding - Basic	31,094	30,731	31,034	30,696
Dilutive effect of stock options and restricted stock units	341	—	258	—
Weighted-average common shares outstanding - Diluted	31,435	30,731	31,292	30,696
For the three months ended July 31, 2017 and 2016 the weighted-average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 0.4 million and 1.3 million, respectively. For the six months ended July 31, 2017 and 2016, the weighted-average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 0.5 million and 1.0 million, respectively.
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
The fair value of cash and cash equivalents, restricted cash held by the consolidated VIEs and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a Level 3 discounted cash flow analysis, approximates their carrying amount, which includes the allowance for doubtful accounts. The fair value of our revolving credit facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At July 31, 2017, the fair value of the Senior Notes outstanding, which was determined using Level 1 inputs, was $221.4 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At July 31, 2017, the fair value of the asset-backed notes approximates their carrying value and was determined using Level 2 inputs based on inactive trading activity.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Adopted. In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which modifies the accounting for excess tax benefits and tax deficiencies associated with share-based payments, the accounting for forfeitures, and the classification of certain items on the statement of cash flows. ASU 2016-09 eliminates the requirement to recognize excess tax benefits in additional paid-in capital ("APIC"), and the requirement to evaluate tax deficiencies for APIC or income tax expense classification, and provides for these benefits or deficiencies to be recorded as an income tax expense or benefit in the income statement. With these changes, tax-related cash flows resulting from share-based payments are classified as operating activities as opposed to financing. The standard became effective for us in the first quarter of fiscal year 2018. The amendment requiring the recognition of excess tax benefits and deficiencies as income tax benefit or expense in the income statement as opposed to being recognized as additional paid-in-capital was applied prospectively; the impact was not material. The Company retrospectively adopted the amendments requiring the classification of excess tax benefits and deficiencies with other income tax cash flows as operating activities and cash paid when directly withholding shares as financing activities in the accompanying consolidated statements of cash flows; the impact was not material. The Company has elected to continue its current practice of estimating the number of awards expected to vest in determining the amount of compensation cost to be recognized related to share based payment transactions.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires that the statement of cash flows provides the change in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. This will result in us no longer showing the changes in restricted cash balances as a component of cash flows from financing activities but instead include the balances of both current and long-term restricted cash with cash and cash equivalents in total cash, cash equivalents and restricted cash for the beginning and end of the periods presented. The ASU will become effective for us in the first quarter of fiscal year 2019, and early adoption is permitted. We are currently assessing when we expect to adopt the ASU.
2.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
(in thousands)	July 31, 2017	January 31, 2017	July 31, 2017	January 31, 2017	July 31, 2017	January 31, 2017
Customer accounts receivable	$1,337,121	$1,417,581	$111,963	$127,747	$94,470	$111,585
Restructured accounts	142,411	138,858	41,820	38,010	142,411	138,858
Total customer portfolio balance	1,479,532	1,556,439	$153,783	$165,757	$236,881	$250,443
Allowance for uncollectible accounts	(202,655)	(210,175)
Allowances for no-interest option credit programs	(18,587)	(21,207)
Deferred fees and origination costs, net	(12,152)	(6,991)
Total customer accounts receivable, net	1,246,138	1,318,066
Short-term portion of customer accounts receivable, net	(644,148)	(702,162)
Long-term portion of customer accounts receivable, net	$601,990	$615,904
Securitized receivables held by the VIEs	$910,385	$1,015,837	$120,385	$156,344	$231,320	$238,375
Receivables not held by the VIEs	569,147	540,602	33,398	9,413	5,561	12,068
Total customer portfolio balance	$1,479,532	$1,556,439	$153,783	$165,757	$236,881	$250,443

(1)
Due to the fact that an account can become past due after having been re-aged, accounts could be represented as both past due and re-aged. As of July 31, 2017 and January 31, 2017, the amounts included within both past due and re-aged were $70.8 million and $66.7 million, respectively. As of July 31, 2017 and January 31, 2017, the total customer portfolio balance past due one day or greater was $391.5 million and $406.1 million, respectively. These amounts include the 60 days past due balances shown.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the activity in the allowance for doubtful accounts and uncollectible interest for customer receivables:

	Six Months Ended July 31, 2017			Six Months Ended July 31, 2016
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$158,992	$51,183	$210,175	$149,226	$41,764	$190,990
Provision (1)	92,285	33,208	125,493	108,333	29,768	138,101
Principal charge-offs (2)	(92,251)	(26,159)	(118,410)	(91,261)	(20,969)	(112,230)
Interest charge-offs	(14,911)	(4,228)	(19,139)	(15,384)	(3,544)	(18,928)
Recoveries (2)	3,534	1,002	4,536	2,636	607	3,243
Allowance at end of period	$147,649	$55,006	$202,655	$153,550	$47,626	$201,176
Average total customer portfolio balance	$1,356,569	$139,106	$1,495,675	$1,428,396	$123,451	$1,551,847

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

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
The following table presents detail of the activity in the accrual for store and facility closures:

	Six Months Ended July 31,
(in thousands)	2017	2016
Balance at beginning of period	$3,641	$1,866
Accrual for additional closures	1,227	—
Adjustments	38	23
Cash payments, net of sublease income	(1,739)	(339)
Balance at end of period	3,167	1,550
Current portion, included in accrued expenses	(986)	(643)
Long-term portion, included in other long-term liabilities	$2,181	$907

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Charges and Credits
Charges and credits consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2017	2016	2017	2016
Facility closure costs	$122	$—	$1,349	$—
Impairments from disposals	—	1,385	—	1,385
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	34	135	34	589
Employee severance	1,317	1,213	1,317	1,213
Indirect tax audit reserve	2,595	—	2,595	—
Executive management transition costs	—	162	—	234
	$4,068	$2,895	$5,295	$3,421
During the three months ended July 31, 2017, we incurred severance costs related to a change in the executive management team and a charge related to an increase in our indirect tax audit reserve. During the six months ended July 31, 2017, we incurred exit costs associated with reducing the square footage of a distribution center, severance costs related to a change in the executive management team, and a charge related to an increase in our indirect tax audit reserve. During the three and six months ended July 31, 2016, we incurred costs associated with impairments from disposals, legal and professional fees related to our securities-related litigation and severance and transition costs due to changes in the executive management team. The impairments from disposals included the write-off of leasehold improvements for one store we relocated prior to the end of the useful life of the leasehold improvements and incurred costs for a terminated store project prior to starting construction.
5.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2017	2016	2017	2016
Interest income and fees	$69,490	$54,502	$136,621	$115,123
Insurance commissions	10,652	11,219	19,982	20,675
Other revenues	92	437	172	931
	$80,234	$66,158	$156,775	$136,729
Interest income and fees and insurance commissions are derived from the credit segment operations, whereas other revenues are derived from the retail segment operations. During the three months ended July 31, 2017 and 2016, interest income and fees reflected provisions for uncollectible interest of $10.5 million and $10.2 million and amounts related to TDR accounts of $4.6 million and $4.2 million, respectively. During the six months ended July 31, 2017 and 2016, interest income and fees reflected provisions for uncollectible interest of $20.5 million and $20.2 million and amounts related to TDR accounts of $9.1 million and $8.3 million, respectively.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Debt and Capital Lease Obligations
Debt and capital lease obligations consisted of the following:

(in thousands)	July 31, 2017	January 31, 2017
Revolving credit facility	$200,000	$177,500
Senior Notes	227,000	227,000
2015 VIE Asset-backed Class A notes	—	12,166
2015 VIE Asset-backed Class B notes	—	165,900
2016-A VIE Asset-backed Class A notes	—	64,732
2016-A VIE Asset-backed Class B notes	30,618	70,510
2016-A VIE Asset-backed Class C notes	70,510	70,510
2016-B VIE Asset-backed Class A notes	66,292	256,513
2016-B VIE Asset-backed Class B notes	111,960	111,960
2017-A VIE Asset-backed Class A notes	202,832	—
2017-A VIE Asset-backed Class B notes	106,270	—
2017-A VIE Asset-backed Class C notes	50,340	—
Capital lease obligations	5,439	2,393
Total debt and capital lease obligations	1,071,261	1,159,184
Less:
Discount on debt	(2,808)	(3,089)
Deferred debt issuance costs	(6,827)	(10,853)
Current maturities of capital lease obligations	(906)	(849)
Long-term debt and capital lease obligations	$1,060,720	$1,144,393
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
The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock ("restricted payments"); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations on restricted payments are only effective if one or more of the following occurred: (1) a default were to exist under the Indenture, (2) we could not satisfy a debt incurrence test, and (3) the aggregate amount of restricted payments were to exceed an amount tied to consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have had a leverage ratio, as defined under the Indenture, of less than or equal to 2.50 to 1.0. As a result of these exceptions, as of July 31, 2017, $177.7 million would have been free from the distribution restriction. However, as a result of the revolving credit facility distribution restrictions, which are further described below, we were restricted from making a distribution as of July 31, 2017. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period.
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
The asset-backed notes consist of the following:

Asset-Backed Notes	Principal Amount	Net Proceeds(1)	Issuance Date	Maturity Date	Fixed Interest Rate	Effective Interest Rate(2)
2016-A Class B Notes	70,510	68,309	3/17/2016	8/15/2018	8.96%	9.88%
2016-A Class C Notes	70,510	71,648	10/12/2016	4/15/2020	12.00%	10.96%
2016-B Class A Notes	391,840	380,033	10/6/2016	10/15/2018	3.73%	5.56%
2016-B Class B Notes	111,960	108,586	10/6/2016	3/15/2019	7.34%	8.09%
2017-A Class A Notes	313,220	304,451	4/19/2017	7/15/2019	2.73%	4.97%
2017-A Class B Notes	106,270	103,300	4/19/2017	2/15/2020	5.11%	5.80%
2017-A Class C Notes	50,340	48,919	4/19/2017	10/15/2021	7.40%	7.83%
Total	$1,114,650	$1,085,246

(1)	After giving effect to debt issuance costs and restricted cash held by the VIEs.

(2)	For the six months ended July 31, 2017, and inclusive of retrospective adjustments to deferred debt issuance costs based on changes in timing of actual and expected cash flows.
On May 15, 2017, the Company completed the redemption of its Series 2015-A Class B Notes (collectively, the "2015-A Redeemed Notes") at an aggregate redemption price of $114.1 million (which was equal to the entire outstanding principal of, plus accrued interest on, the 2015-A Redeemed Notes). The net funds used to call the notes was $78.8 million, which is equal to the redemption price less adjustments of $35.3 million for funds held in reserve and collection accounts in accordance with the terms of the applicable indenture governing the 2015-A Redeemed Notes. The net funds used to call the 2015-A Redeemed Notes of $78.8 million was transferred from the Guarantors to the Non-Guarantor Subsidiary in exchange for the underlying securities held as collateral on the 2015-A Redeemed Notes with carrying value of $126.3 million as of April 30, 2017. In connection with the early redemption of the 2015-A Redeemed Notes, we wrote-off $2.1 million of debt issuance costs.

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
The Third Amendment, among other things, (a) extends the maturity date of the credit facility one year to October 30, 2019; (b) provides for a reduction in the aggregate commitments from $810 million to $750 million; (c) amends the minimum interest coverage ratio covenant to (i) eliminate the application of the minimum interest coverage ratio covenant for the fiscal quarter ended April 30, 2017 and (ii) reduce the minimum interest coverage ratio (A) to 0.80x as of the last day of the fiscal quarter ended July 31, 2017, (B) to 1.10x as of the last day of the fiscal quarter ending October 31, 2017 and (C) to 1.25x as of the last day of each fiscal quarter thereafter, beginning with the fiscal quarter ending January 31, 2018; (d) sets the applicable margin at 3.50% for LIBOR loans and 2.50% for Base Rate loans until the Company demonstrates an interest coverage ratio of equal to or greater than 1.10x for the fiscal quarter ending October 31, 2017, at which point the applicable margin will revert to being determined according to the existing pricing grid based on facility availability; (e) reduces the minimum cash recovery percentage on the contracts it owns and manages from 4.50% to 4.45% for the first nine months of each fiscal year, and from 4.25% to 4.20% for

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the last three months of each fiscal year; (f) amends the definition of “EBITDA” to, among other things, exclude the impact of non-cash asset write-offs relating to construction in process; (g) amends the definition of “Interest Expense” to exclude certain non-interest expenses; (h) amends various definitions and other related provisions to clarify the Company’s ability to undertake permitted securitization transactions; (i) increases the number of equity cures that may be exercised during the term of the agreement from one time to two times, and increases the maximum amount of each such cure from $10 million to $20 million; and (j) modifies the calculations of “Tangible Net Worth” and “Interest Coverage Ratio” to deduct certain amounts attributable to the difference between a calculated loss reserve and the Company’s recorded loss reserve on its customer receivables.
Loans under the revolving credit facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin at 3.50% for LIBOR loans and 2.50% for base rate loans until the Company demonstrates an interest coverage ratio of equal to or greater than 1.10x for the fiscal quarter ending October 31, 2017, at which point the applicable margin will revert to being determined according to the existing pricing grid based on facility availability which specifies a margin ranging from 2.75% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.75% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the average outstanding balance and letters of credit of the revolving credit facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the revolving credit facility was 6.9% for the three months ended July 31, 2017.
The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of July 31, 2017, we had immediately available borrowing capacity of $130.5 million under our revolving credit facility, net of standby letters of credit issued of $2.8 million. We also had $416.8 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances.
The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may make dividends and distributions to the Company and other obligors under the revolving credit facility without restriction. As of July 31, 2017, we were unable to repay the Senior Notes or make other distributions as a result of the revolving credit facility restrictions. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.
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
Debt covenants. We were in compliance with our debt covenants, as amended, at July 31, 2017. A summary of the significant financial covenants that govern our revolving credit facility, as amended, compared to our actual compliance status at July 31, 2017 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio must equal or exceed minimum	1.83:1.00	0.80:1.00
Leverage Ratio must not exceed maximum	2.42:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.33:1.00	2.00:1.00
Cash Recovery Percent must exceed stated amount	5.01%	4.45%
Capital Expenditures, net, must not exceed maximum	$3.1 million	$75.0 million
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 8, 2017, the Company closed on the initial financing under a warehouse financing transaction and completed the redemption of its Series 2016-A Class B Notes and Class C Notes on August 15, 2017 with the proceeds from that closing. See Note 11. Subsequent Events for additional details.

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
On June 30, 2015, the Court held a hearing on the defendants' motion to dismiss plaintiffs' complaint. At the hearing, the Court dismissed Brian Taylor, a former executive officer, and certain other aspects of the complaint. The Court ordered the plaintiffs to further amend their complaint in accordance with its ruling, and the plaintiffs filed their Fourth Consolidated Amended Complaint on July 21, 2015. The remaining defendants filed a motion to dismiss on August 28, 2015. The defendant's motion to dismiss was fully briefed and the Court held a hearing on defendants' motion on March 25, 2016 and on May 5, 2016, the Court issued a ruling that dismissed 78 of 91 alleged misstatements. The parties have submitted their respective briefs in support of, and in opposition to, class certification, and also engaged in discovery pursuant to the Court’s scheduling order. In late June 2017, the Court granted the plaintiffs’ motion for class certification, and shortly thereafter, Defendants filed a petition for permission to appeal to the U.S. 5th Circuit Court of Appeals. The Fifth Circuit granted leave to appeal on August 21, 2017. Trial is scheduled for July 2018.
We intend to vigorously defend against all of the claims in the Consolidated Securities Action against us. It is not possible at this time to predict the timing or outcome of any of this litigation, and we cannot reasonably estimate the possible loss or range of possible loss from these claims.
Derivative Litigation. On December 1, 2014, an alleged shareholder, purportedly on behalf of the Company, filed a derivative shareholder lawsuit against us and certain of our current and former directors and former executive officers in the Court, captioned as Robert Hack, derivatively on behalf of Conn's, Inc., v. Theodore M. Wright (former executive officer and former director), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director), Brian Taylor (former executive officer) and Michael J. Poppe (former executive officer) and Conn's, Inc., Case No. 4:14-cv-03442 (the "Original Derivative Action"). The complaint asserts claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, and insider trading based on substantially similar factual allegations as those asserted in the Consolidated Securities Action. The plaintiff seeks unspecified damages against these persons and does not request any damages from us. Setting forth substantially similar claims against the same defendants, on February 25, 2015, an additional federal derivative action, captioned 95250 Canada LTEE, derivatively on Behalf of Conn's, Inc. v. Wright et al., Cause No. 4:15-cv-00521, was filed in the Court, which has been consolidated with the Original Derivative Action.
The Court previously approved a stipulation among the parties to stay the action pending resolution of the motion to dismiss in the Consolidated Securities Action. The Consolidated Securities Action is scheduled for trial in July 2018. The parties have agreed to continue the stay.
Another derivative action was filed on January 27, 2015, captioned as Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, filed in the 281st Judicial District Court, Harris County, Texas. This action makes substantially similar allegations to the Original Derivative Action against the same defendants. On June 28, 2017, the court entered an order extending the stay for an additional 60 days (until September 15, 2017). On May 19, 2016, an alleged shareholder, purportedly on behalf of the Company, filed a lawsuit against us and certain of our current and former directors and former executive officers in the 55th Judicial District Court, Harris County, Texas, captioned as Robert J. Casey II, derivatively on behalf of Conn's, Inc., v. Theodore M. Wright (former executive officer and former director), Michael J. Poppe (former executive officer), Brian Taylor (former executive officer), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director) and William E. Saunders Jr., and Conn's, Inc., Cause No. 2016-33135. The complaint asserts claims for breach of fiduciary duties and unjust enrichment based on substantially similar factual allegations as those asserted in the Original Derivative Action. The complaint does not specify the amount of damages sought. Pursuant to the parties’ agreement, this action is currently stayed.
None of the plaintiffs in any of the derivative actions made a demand on our Board of Directors prior to filing their respective lawsuits. The defendants in the derivative actions intend to vigorously defend against these claims. It is not possible at this time

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn's, Inc.):

(in thousands)	July 31, 2017	January 31, 2017
Assets:
Restricted cash	$86,436	$110,698
Due from Conn's, Inc., net	8,526	7,368
Customer accounts receivable:
Customer accounts receivable	812,279	884,367
Restructured accounts	98,106	131,470
Allowance for uncollectible accounts	(130,103)	(150,435)
Allowances for no-interest option credit programs	(13,425)	(15,912)
Deferred fees and origination costs	(4,360)	—
Total customer accounts receivable, net	762,497	849,490
Total assets	$857,459	$967,556
Liabilities:
Accrued expenses	$5,660	$6,525
Other liabilities	10,301	6,691
Long-term debt:
2015 Class A Notes	—	12,166
2015 Class B Notes	—	165,900
2016-A Class A Notes	—	64,732
2016-A Class B Notes	30,618	70,510
2016-A Class C Notes	70,510	70,510
2016-B Class A Notes	66,292	256,513
2016-B Class B Notes	111,960	111,960
2017-A Class A notes	202,832	—
2017-A Class B notes	106,270	—
2017-A Class C notes	50,340	—
	638,822	752,291
Less: deferred debt issuance costs	(3,061)	(6,710)
Total long-term debt	635,761	745,581
Total liabilities	$651,722	$758,797
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
As of July 31, 2017, we operated retail stores in 14 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information by segment is presented in the following tables:

	Three Months Ended July 31, 2017			Three Months Ended July 31, 2016
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$95,297	$—	$95,297	$105,562	$—	$105,562
Home appliance	89,085	—	89,085	101,359	—	101,359
Consumer electronic	52,946	—	52,946	65,735	—	65,735
Home office	17,862	—	17,862	21,701	—	21,701
Other	4,403	—	4,403	5,366	—	5,366
Product sales	259,593	—	259,593	299,723	—	299,723
Repair service agreement commissions	23,519	—	23,519	28,310	—	28,310
Service revenues	3,301	—	3,301	3,966	—	3,966
Total net sales	286,413	—	286,413	331,999	—	331,999
Finance charges and other revenues	92	80,142	80,234	437	65,721	66,158
Total revenues	286,505	80,142	366,647	332,436	65,721	398,157
Costs and expenses:
Cost of goods sold	172,306	—	172,306	208,869	—	208,869
Selling, general and administrative expenses (1)	78,667	32,965	111,632	84,838	35,008	119,846
Provision for bad debts	165	49,284	49,449	127	60,069	60,196
Charges and credits	4,068	—	4,068	2,895	—	2,895
Total costs and expense	255,206	82,249	337,455	296,729	95,077	391,806
Operating income (loss)	31,299	(2,107)	29,192	35,707	(29,356)	6,351
Interest expense	—	20,039	20,039	—	24,138	24,138
Loss on extinguishment of debt	—	2,097	2,097	—	—	—
Income (loss) before income taxes	$31,299	$(24,243)	$7,056	$35,707	$(53,494)	$(17,787)

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended July 31, 2017			Six Months Ended July 31, 2016
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$189,740	$—	$189,740	$210,868	$—	$210,868
Home appliance	169,207	—	169,207	189,263	—	189,263
Consumer electronic	108,699	—	108,699	131,600	—	131,600
Home office	34,650	—	34,650	44,174	—	44,174
Other	8,659	—	8,659	10,308	—	10,308
Product sales	510,955	—	510,955	586,213	—	586,213
Repair service agreement commissions	48,215	—	48,215	56,495	—	56,495
Service revenues	6,528	—	6,528	7,833	—	7,833
Total net sales	565,698	—	565,698	650,541	—	650,541
Finance charges and other revenues	172	156,603	156,775	931	135,798	136,729
Total revenues	565,870	156,603	722,473	651,472	135,798	787,270
Costs and expenses:
Cost of goods sold	344,256	—	344,256	413,335	—	413,335
Selling, general and administrative expenses (1)	152,614	65,555	218,169	164,821	68,272	233,093
Provision for bad debts	395	104,984	105,379	525	117,889	118,414
Charges and credits	5,295	—	5,295	3,421	—	3,421
Total costs and expense	502,560	170,539	673,099	582,102	186,161	768,263
Operating income (loss)	63,310	(13,936)	49,374	69,370	(50,363)	19,007
Interest expense	—	44,047	44,047	—	50,034	50,034
Loss on extinguishment of debt	—	2,446	2,446	—	—	—
Income (loss) before income taxes	$63,310	$(60,429)	$2,881	$69,370	$(100,397)	$(31,027)

(1)
For the three months ended July 31, 2017 and 2016, the amount of corporate overhead allocated to each segment reflected in selling, general and administrative expense was $7.7 million and $6.5 million, respectively. For the three months ended July 31, 2017 and 2016, the amount of reimbursement made to the retail segment by the credit segment was $9.2 million and $9.6 million, respectively. For the six months ended July 31, 2017 and 2016, the amount of corporate overhead allocated to each segment reflected in selling, general and administrative expense was $14.2 million and $12.2 million, respectively. For the six months ended July 31, 2017 and 2016, the amount of reimbursement made to the retail segment by the credit segment was $18.7 million and $19.4 million, respectively.

10.	Guarantor Financial Information
Conn's, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. The Senior Notes, which were issued by Conn's, Inc., are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Guarantors. As of July 31, 2017 and January 31, 2017, the direct or indirect subsidiaries of Conn's, Inc. that were not Guarantors (the "Non-Guarantor Subsidiaries") were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn's, Inc. in the form of dividends or distributions.
The following financial information presents the condensed consolidated balance sheet, statement of operations, and statement of cash flows for Conn's, Inc. (the issuer of the Senior Notes), the Guarantors, and the Non-Guarantor Subsidiaries, together with certain eliminations. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and operations. The consolidated financial information includes financial data for:
(i) Conn’s, Inc. (on a parent-only basis),
(ii) Guarantors,

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iii) Non-Guarantor Subsidiaries, and
(iv) the parent company and the subsidiaries on a consolidated basis at July 31, 2017 and January 31, 2017 (after the elimination of intercompany balances and transactions). Condensed consolidated net income (loss) is the same as condensed consolidated comprehensive income (loss) for the periods presented.
Condensed Consolidated Balance Sheet as of July 31, 2017.

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$35,018	$—	$—	$35,018
Restricted cash	—	—	86,436	—	86,436
Customer accounts receivable, net of allowance	—	213,293	430,855	—	644,148
Other accounts receivable	—	59,401	—	—	59,401
Inventories	—	196,768	—	—	196,768
Other current assets	—	19,711	8,526	(12,354)	15,883
Total current assets	—	524,191	525,817	(12,354)	1,037,654
Investment in and advances to subsidiaries	673,953	205,738	—	(879,691)	—
Long-term portion of customer accounts receivable, net of allowance	—	270,348	331,642	—	601,990
Property and equipment, net	—	154,788	—	—	154,788
Deferred income taxes	72,435	—	—	—	72,435
Other assets	—	8,196	—	—	8,196
Total assets	$746,388	$1,163,261	$857,459	$(892,045)	$1,875,063
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$—	$906	$—	$—	$906
Accounts payable	—	100,268	—	—	100,268
Accrued expenses	685	54,162	5,660	(3,828)	56,679
Other current liabilities	—	25,335	4,146	(8,526)	20,955
Total current liabilities	685	180,671	9,806	(12,354)	178,808
Deferred rent	—	85,538	—	—	85,538
Long-term debt and capital lease obligations	220,426	204,534	635,760	—	1,060,720
Other long-term liabilities	—	18,565	6,155	—	24,720
Total liabilities	221,111	489,308	651,721	(12,354)	1,349,786
Total stockholders' equity	525,277	673,953	205,738	(879,691)	525,277
Total liabilities and stockholders' equity	$746,388	$1,163,261	$857,459	$(892,045)	$1,875,063
Deferred income taxes related to tax attributes of the Guarantors and Non-Guarantor Subsidiaries are reflected under Conn's, Inc.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of January 31, 2017.

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$23,566	$—	$—	$23,566
Restricted cash	—	—	110,698	—	110,698
Customer accounts receivable, net of allowance	—	173,054	529,108	—	702,162
Other accounts receivable	—	69,286	—	—	69,286
Inventories	—	164,856	—	—	164,856
Other current assets	—	21,505	7,368	(11,768)	17,105
Total current assets	—	452,267	647,174	(11,768)	1,087,673
Investment in and advances to subsidiaries	678,149	220,107	—	(898,256)	—
Long-term portion of customer accounts receivable, net of allowance	—	295,522	320,382	—	615,904
Property and equipment, net	—	159,202	—	—	159,202
Deferred income taxes	71,442	—	—	—	71,442
Other assets	—	6,913	—	—	6,913
Total assets	$749,591	$1,134,011	$967,556	$(910,024)	$1,941,134
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$—	$849	$—	$—	$849
Accounts payable	—	101,612	—	—	101,612
Accrued expenses	686	40,287	6,525	(4,399)	43,099
Other current liabilities	—	25,230	3,961	(7,370)	21,821
Total current liabilities	686	167,978	10,486	(11,769)	167,381
Deferred rent	—	87,957	—	—	87,957
Long-term debt and capital lease obligations	219,768	179,044	745,581	—	1,144,393
Other long-term liabilities	—	20,883	2,730	—	23,613
Total liabilities	220,454	455,862	758,797	(11,769)	1,423,344
Total stockholders' equity	529,137	678,149	208,759	(898,255)	517,790
Total liabilities and stockholders' equity	$749,591	$1,134,011	$967,556	$(910,024)	$1,941,134
Deferred income taxes related to tax attributes of the Guarantors and Non-Guarantor Subsidiaries are reflected under Conn's, Inc.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Operations for the three months ended July 31, 2017.

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$286,413	$—	$—	$286,413
Finance charges and other revenues	—	40,279	39,955	—	80,234
Servicing fee revenue	—	12,648	—	(12,648)	—
Total revenues	—	339,340	39,955	(12,648)	366,647
Costs and expenses:
Cost of goods sold	—	172,306	—	—	172,306
Selling, general and administrative expenses	—	111,455	12,825	(12,648)	111,632
Provision for bad debts	—	25,418	24,031	—	49,449
Charges and credits	—	4,068	—	—	4,068
Total costs and expenses	—	313,247	36,856	(12,648)	337,455
Operating income	—	26,093	3,099	—	29,192
Interest expense	4,443	743	14,853	—	20,039
Loss on extinguishment of debt	—	—	2,097	—	2,097
Income (loss) before income taxes	(4,443)	25,350	(13,851)	—	7,056
Provision (benefit) for income taxes	(1,967)	12,124	(7,374)	—	2,783
Net income (loss) before consolidation	$(2,476)	$13,226	$(6,477)	$—	$4,273
Income (loss) from consolidated subsidiaries (after tax)	$6,749	$(6,477)	$—	$(272)	$—
Consolidated net income (loss)	$4,273	$6,749	$(6,477)	$(272)	$4,273
Condensed Consolidated Statement of Operations for the three months ended July 31, 2016.

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$331,999	$—	$—	$331,999
Finance charges and other revenues	—	33,062	33,096	—	66,158
Servicing fee revenue	—	13,176	—	(13,176)	—
Total revenues	—	378,237	33,096	(13,176)	398,157
Costs and expenses:
Cost of goods sold	—	208,869	—	—	208,869
Selling, general and administrative expenses	—	119,846	13,176	(13,176)	119,846
Provision for bad debts	—	20,830	39,366	—	60,196
Charges and credits	—	2,895	—	—	2,895
Total costs and expenses	—	352,440	52,542	(13,176)	391,806
Operating income	—	25,797	(19,446)	—	6,351
Interest expense	4,397	3,352	16,389	—	24,138
Income (loss) before income taxes	(4,397)	22,445	(35,835)	—	(17,787)
Provision (benefit) for income taxes	(1,449)	7,398	(11,812)	—	(5,863)
Net income (loss) before consolidation	$(2,948)	$15,047	$(24,023)	$—	$(11,924)
Income (loss) from consolidated subsidiaries (after tax)	$(8,976)	$(24,023)	$—	$32,999	$—
Consolidated net income (loss)	$(11,924)	$(8,976)	$(24,023)	$32,999	$(11,924)

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Operations for the six months ended July 31, 2017.

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$565,698	$—	$—	$565,698
Finance charges and other revenues	—	77,077	79,698	—	156,775
Servicing fee revenue	—	27,832	—	(27,832)	—
Total revenues	—	670,607	79,698	(27,832)	722,473
Costs and expenses:
Cost of goods sold	—	344,256	—	—	344,256
Selling, general and administrative expenses	—	217,688	28,313	(27,832)	218,169
Provision for bad debts	—	19,985	85,394	—	105,379
Charges and credits	—	5,295	—	—	5,295
Total costs and expenses	—	587,224	113,707	(27,832)	673,099
Operating income	—	83,383	(34,009)	—	49,374
Interest expense	8,886	2,521	32,640	—	44,047
Loss on extinguishment of debt	—	349	2,097	—	2,446
Income (loss) before income taxes	(8,886)	80,513	(68,746)	—	2,881
Provision (benefit) for income taxes	(3,664)	33,200	(28,348)	—	1,188
Net income (loss) before consolidation	$(5,222)	$47,313	$(40,398)	$—	$1,693
Income (loss) from consolidated subsidiaries (after tax)	$6,915	$(40,398)	$—	$33,483	$—
Consolidated net income (loss)	$1,693	$6,915	$(40,398)	$33,483	$1,693
Condensed Consolidated Statement of Operations for the six months ended July 31, 2016.

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$650,541	$—	$—	$650,541
Finance charges and other revenues	—	63,234	73,495	—	136,729
Servicing fee revenue	—	30,311	—	(30,311)	—
Total revenues	—	744,086	73,495	(30,311)	787,270
Costs and expenses:
Cost of goods sold	—	413,335	—	—	413,335
Selling, general and administrative expenses	—	233,093	30,311	(30,311)	233,093
Provision for bad debts	—	56,412	62,002	—	118,414
Charges and credits	—	3,421	—	—	3,421
Total costs and expenses	—	706,261	92,313	(30,311)	768,263
Operating income	—	37,825	(18,818)	—	19,007
Interest expense	8,843	6,620	34,571	—	50,034
Income (loss) before income taxes	(8,843)	31,205	(53,389)	—	(31,027)
Provision (benefit) for income taxes	(2,666)	9,408	(16,096)	—	(9,354)
Net income (loss) before consolidation	$(6,177)	$21,797	$(37,293)	$—	$(21,673)
Income (loss) from consolidated subsidiaries (after tax)	$(15,496)	$(37,293)	$—	$52,789	$—
Consolidated net income (loss)	$(21,673)	$(15,496)	$(37,293)	$52,789	$(21,673)

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the six months ended July 31, 2017.

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,905)	$(388,785)	$481,231	$—	$90,541
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(466,056)	466,056	—
Sale of customer accounts receivables	—	466,056	—	(466,056)	—
Purchase of property and equipment	—	(6,135)	—	—	(6,135)
Proceeds from sales of property	—	—	—	—	—
Net cash provided by (used in) investing activities	—	459,921	(466,056)	—	(6,135)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	469,814	—	469,814
Payments on asset-backed notes	—	(78,779)	(504,520)	—	(583,299)
Changes in restricted cash balances	—	—	24,262	—	24,262
Borrowings from revolving credit facility	—	844,941	—	—	844,941
Payments on revolving credit facility	—	(822,441)	—	—	(822,441)
Payment of debt issuance costs and amendment fees	—	(2,864)	(4,731)	—	(7,595)
Proceeds from stock issued under employee benefit plans	1,905	—	—	—	1,905
Other	—	(541)	—	—	(541)
Net cash provided by (used in) financing activities	1,905	(59,684)	(15,175)	—	(72,954)
Net change in cash and cash equivalents	—	11,452	—	—	11,452
Cash and cash equivalents, beginning of period	—	23,566	—	—	23,566
Cash and cash equivalents, end of period	$—	$35,018	$—	$—	$35,018

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the six months ended July 31, 2016.

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(29,362)	$(383,337)	$544,638	$—	$131,939
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(478,080)	478,080	—
Sale of customer accounts receivables	—	478,080	—	(478,080)	—
Purchase of property and equipment	—	(32,020)	—	—	(32,020)
Proceeds from sales of property	—	686	—	—	686
Net change in intercompany	28,743			(28,743)	—
Net cash provided by (used in) investing activities	28,743	446,746	(478,080)	(28,743)	(31,334)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	493,540	—	493,540
Payments on asset-backed notes	—	—	(537,819)	—	(537,819)
Changes in restricted cash balances	—	—	(17,406)	—	(17,406)
Borrowings from revolving credit facility	—	405,378	—	—	405,378
Payments on revolving credit facility	—	(435,085)	—	—	(435,085)
Payment of debt issuance costs and amendment fees	—	(1,216)	(4,873)	—	(6,089)
Proceeds from stock issued under employee benefit plans	618	—	—	—	618
Net change in intercompany	—	(28,743)		28,743	—
Other	1	(462)	—	—	(461)
Net cash provided by (used in) financing activities	619	(60,128)	(66,558)	28,743	(97,324)
Net change in cash and cash equivalents	—	3,281	—	—	3,281
Cash and cash equivalents, beginning of period	—	12,254	—	—	12,254
Cash and cash equivalents, end of period	$—	$15,535	$—	$—	$15,535

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     Subsequent Events
Initial Financing under Warehouse Financing Transaction. On August 15, 2017, affiliates of the Company closed on the initial financing in the amount of $79.9 million (the "Initial Financing") under that certain receivables warehouse financing transaction entered into on August 8, 2017. The net proceeds of the Initial Financing were used to prepay in full the Class B Notes and Class C Notes, which had been issued by Conn’s Receivables Funding 2016-A, LLC under a securitization transaction entered into on March 17, 2016, that were still outstanding as of August 15, 2017.

Early Redemption of 2016-A Class B Notes and Class C Notes. On August 15, 2017, the Company completed the redemption of its Series 2016-A Class B Notes and Class C Notes (collectively, the "2016-A Redeemed Notes") at an aggregate redemption price of $102.9 million (which was equal to the entire outstanding principal of, plus accrued interest and the call premium on, the 2016-A Redeemed Notes). The net funds used to call the notes was $78.6 million, which is equal to the redemption price less adjustments of $24.3 million for funds held in reserve and collection accounts in accordance with the terms of the applicable indenture governing the 2016-A Redeemed Notes. The difference between the net proceeds of the Initial Financing and the carrying value of the 2016-A Redeemed Notes at redemption was not material.

Hurricane Harvey. On August 25, 2017, Hurricane Harvey made landfall near Port Aransas, Texas as a Category 4 hurricane. As a result of the hurricane and unprecedented levels of rain and flooding, the Company closed 23 of its 116 retail stores, its distribution and service centers in Beaumont and Houston, and its Beaumont corporate office. The Company has since reopened all retail stores, its affected distribution and service centers, and its Beaumont corporate office. In total, the Company lost approximately 100 selling days as a result of the storm. The Company is still in the process of assessing the extent of the impact from this natural disaster, including the potential impact on our collection efforts and receivables portfolio.

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
Executive Summary
Total revenues decreased to $366.6 million for the three months ended July 31, 2017 compared to $398.2 million for the three months ended July 31, 2016. Retail revenues decreased to $286.5 million for the three months ended July 31, 2017 from $332.4 million for the three months ended July 31, 2016. The decrease in retail revenue was primarily driven by a decrease in same store sales of 15.1%, partially offset by new store growth. Sales were negatively impacted by underwriting changes made during the 2017 fiscal year, the transition of our lease-to-own partner and general softness in consumer spending. Credit revenue increased to $80.1 million for the three months ended July 31, 2017 from $65.7 million for the three months ended July 31, 2016. The increase in credit revenue resulted from the origination of our higher-yielding direct loan product, which resulted in an increase in the portfolio yield rate to 18.7% from 14.0%, partially offset by a 4.2% decline in the average balance of the customer receivable portfolio.
Retail gross margin for the three months ended July 31, 2017 was 39.8%, an increase of 270 basis points from the 37.1% reported in the three months ended July 31, 2016. The increase in retail gross margin was primarily due to improved product margins, favorable product mix and lower warehouse expenses as a result of increased efficiencies and further optimization.
Selling, general and administrative expenses ("SG&A") for the three months ended July 31, 2017 was $111.6 million, a decrease of $8.2 million, or 6.9%, over the three months ended July 31, 2016. The SG&A decrease in the retail segment was primarily due to a decrease in compensation, advertising, and occupancy costs, partially offset by an increase in the corporate overhead allocation. The SG&A decrease in the credit segment was primarily due to a decrease in compensation costs, partially offset by an increase in the corporate overhead allocation. The increase in the corporate overhead allocation made to each of the segments was driven by an increase in compensation expense and in investments we are making in information technology and other personnel to support long-term performance improvement initiatives.
Provision for bad debts for the three months ended July 31, 2017 was $49.4 million, a decrease of $10.7 million from the comparable prior-year period. The most significant reasons for the decrease in the provision for bad debts for the three months ended July 31, 2017 compared to the three months ended July 31, 2016 were (i) a decrease in our estimated non-TDR incurred loss rate as a result of the inclusion of first payment default rates as a factor in our allowance for bad debts estimate, (ii) changes in estimates of $5.0 million reflected as an increase to provision for bad debts for the three months ended July 31, 2016 related to sales tax recovery on previously charged-off accounts, (iii) growth in the customer receivables portfolio in the three months ended July 31, 2016 compared to a decline in the three months ended July 31, 2017, partially offset by (iv) an increase in the provision related to TDR accounts.
Interest expense decreased to $20.0 million for the three months ended July 31, 2017, compared to $24.1 million for the three months ended July 31, 2016, primarily reflecting a lower effective cost of borrowing and lower average outstanding balance of debt. Interest expense during the second quarter of fiscal year 2018 benefited from the early redemption of our Series 2015-A Class B Notes (the "2015-A Redeemed Notes").
Net income for the three months ended July 31, 2017 was $4.3 million or $0.14 per share, which included certain pre-tax charges of $6.2 million or $0.12 per diluted share, primarily related to executive management severance costs, an increase in our indirect tax audit reserve, and the loss on extinguishment of debt related to the early redemption of our 2015-A Redeemed Notes. This compares to a net loss for the three months ended July 31, 2016 of $11.9 million, or $0.39 per diluted share, which included net pre-tax charges of $2.9 million, or $0.06 per diluted share, primarily related to legal and professional fees related to the exploration of strategic alternatives and securities-related litigation, and executive management transition costs.
Company Initiatives
In the second quarter of fiscal year 2018, we maintained our focus on enhancing our credit platform to improve near-term results and support the pursuit of the Company’s long-term growth objectives. Retail execution and margin remain strong, despite the impact of tighter underwriting and other factors, demonstrating our differentiated business model and the significant value we provide our customers. We believe our credit operations will benefit from the structural changes we continue to make to increase yield, reduce losses and improve overall credit performance. We delivered the following financial and operational results in the second quarter of fiscal year 2018:

•
Continued to benefit from our portfolio transitioning to our higher yielding direct loan product, which contributed to an increase in the weighted average origination loan yield to 27.5% in the second quarter of fiscal year 2018 from 21.4% in the second quarter of fiscal year 2017, an increase of over 600 basis points;

•
Increased retail gross margin for the second quarter of fiscal year 2018 to 39.8%, an increase of over 270 basis points over the second quarter of fiscal year 2017 rate of 37.1%, driven primarily by improved product margins and mix, and lower warehouse costs;

•	Successfully opened one new store in Virginia, increasing our total number of stores to 116;

•
Completed the early redemption of our 2015-A Redeemed Notes, which contributed to a $4.0 million reduction in interest expense in the second quarter of fiscal year 2018 compared to the first quarter of fiscal year 2018; and

•	Fully integrated our lease-to-own product platform through Progressive Leasing, which we offer to our customers who do not qualify for our proprietary credit programs.
We believe we are positioned to prudently execute our long-term growth strategy and reduce financial and operational risk while enhancing shareholder value. We continue to execute on the following strategic priorities for fiscal year 2018:

•	Implement our direct loan program in certain additional states to further enhance our yield;

•	Continue to refine and enhance our underwriting model and focus on our collection operations to reduce delinquency rates and future charge-offs to improve future credit segment profitability;

•	Lower our cost of funds;

•	Optimize our mix of quality, branded products and reduce warehouse, delivery and transportation costs to increase our retail gross margin;

•	Maintain focus on cost control of our SG&A expenses; and

•	Open three new stores, all of which were successfully opened during the first half of fiscal year 2018.
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

Results of Operations
The following tables present certain financial and other information, on a consolidated basis:

Consolidated:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2017	2016	Change	2017	2016	Change
Revenues:
Total net sales	$286,413	$331,999	$(45,586)	$565,698	$650,541	$(84,843)
Finance charges and other revenues	80,234	66,158	14,076	156,775	136,729	20,046
Total revenues	366,647	398,157	(31,510)	722,473	787,270	(64,797)
Costs and expenses:
Cost of goods sold	172,306	208,869	(36,563)	344,256	413,335	(69,079)
Selling, general and administrative expenses	111,632	119,846	(8,214)	218,169	233,093	(14,924)
Provision for bad debts	49,449	60,196	(10,747)	105,379	118,414	(13,035)
Charges and credits	4,068	2,895	1,173	5,295	3,421	1,874
Total costs and expenses	337,455	391,806	(54,351)	673,099	768,263	(95,164)
Operating income	29,192	6,351	22,841	49,374	19,007	30,367
Interest expense	20,039	24,138	(4,099)	44,047	50,034	(5,987)
Loss on extinguishment of debt	2,097	—	2,097	2,446	—	2,446
Income (loss) before income taxes	7,056	(17,787)	24,843	2,881	(31,027)	33,908
Provision (benefit) for income taxes	2,783	(5,863)	8,646	1,188	(9,354)	10,542
Net income (loss)	$4,273	$(11,924)	$16,197	$1,693	$(21,673)	$23,366
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

The following table represents total revenues, costs and expenses, operating income and income before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2017	2016	Change	2017	2016	Change
Revenues:
Product sales	$259,593	$299,723	$(40,130)	$510,955	$586,213	$(75,258)
Repair service agreement commissions	23,519	28,310	(4,791)	48,215	56,495	(8,280)
Service revenues	3,301	3,966	(665)	6,528	7,833	(1,305)
Total net sales	286,413	331,999	(45,586)	565,698	650,541	(84,843)
Other revenues	92	437	(345)	172	931	(759)
Total revenues	286,505	332,436	(45,931)	565,870	651,472	(85,602)
Costs and expenses:
Cost of goods sold	172,306	208,869	(36,563)	344,256	413,335	(69,079)
Selling, general and administrative expenses (1)	78,667	84,838	(6,171)	152,614	164,821	(12,207)
Provision for bad debts	165	127	38	395	525	(130)
Charges and credits	4,068	2,895	1,173	5,295	3,421	1,874
Total costs and expenses	255,206	296,729	(41,523)	502,560	582,102	(79,542)
Operating income	$31,299	$35,707	$(4,408)	$63,310	$69,370	$(6,060)
Number of stores:
Beginning of period	115	108		113	103
Open	1	4		3	9
Closed	—	—		—	—
End of period	116	112		116	112

Credit Segment:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2017	2016	Change	2017	2016	Change
Revenues -
Finance charges and other revenues	$80,142	$65,721	$14,421	$156,603	$135,798	$20,805
Costs and expenses:
Selling, general and administrative expenses (1)	32,965	35,008	(2,043)	65,555	68,272	(2,717)
Provision for bad debts	49,284	60,069	(10,785)	104,984	117,889	(12,905)
Total cost and expenses	82,249	95,077	(12,828)	170,539	186,161	(15,622)
Operating loss	(2,107)	(29,356)	27,249	(13,936)	(50,363)	36,427
Interest expense	20,039	24,138	(4,099)	44,047	50,034	(5,987)
Loss on extinguishment of debt	2,097	—	2,097	2,446	—	2,446
Loss before income taxes	$(24,243)	$(53,494)	$29,251	$(60,429)	$(100,397)	$39,968

(1)
For the three months ended July 31, 2017 and 2016, the amount of corporate overhead allocated to each segment reflected in selling, general and administrative expense was $7.7 million and $6.5 million, respectively. For the three months ended July 31, 2017 and 2016, the amount of reimbursement made to the retail segment by the credit segment was $9.2 million and $9.6 million, respectively. For the six months ended July 31, 2017 and 2016, the amount of corporate overhead allocated to each segment reflected in selling, general and administrative expense was $14.2 million and $12.2 million, respectively. For the six months ended July 31, 2017 and 2016, the amount of reimbursement made to the retail segment by the credit segment was $18.7 million and $19.4 million, respectively.

Three months ended July 31, 2017 compared to three months ended July 31, 2016
Revenues
The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended July 31,					%	Same store
(dollars in thousands)	2017	% of Total	2016	% of Total	Change	Change	% change
Furniture and mattress	$95,297	33.3%	$105,562	31.8%	$(10,265)	(9.7)%	(12.8)%
Home appliance	89,085	31.1	101,359	30.5	(12,274)	(12.1)	(13.7)
Consumer electronic	52,946	18.5	65,735	19.8	(12,789)	(19.5)	(19.5)
Home office	17,862	6.2	21,701	6.6	(3,839)	(17.7)	(17.6)
Other	4,403	1.5	5,366	1.6	(963)	(17.9)	(17.7)
Product sales	259,593	90.6	299,723	90.3	(40,130)	(13.4)	(15.0)
Repair service agreement commissions	23,519	8.2	28,310	8.5	(4,791)	(16.9)	(15.7)
Service revenues	3,301	1.2	3,966	1.2	(665)	(16.8)
Total net sales	$286,413	100.0%	$331,999	100.0%	$(45,586)	(13.7)%	(15.1)%
The decrease in same store sales was impacted by underwriting changes made during fiscal year 2017, the transition of our lease-to-own partner and general softness in consumer spending. The following provides a summary of the performance of our product categories during the second quarter of fiscal year 2018 compared to the second quarter of fiscal year 2017:
•Furniture unit volume decreased 24.3%, partially offset by a 12.6% increase in average selling price;

•	Mattress unit volume decreased 15.9%, partially offset by a 11.3% increase in average selling price;

•	Home appliance unit volume decreased 12.0% and average selling price decreased 2.0%;

•	Consumer electronic unit volume decreased 21.2%, partially offset by a 2.1% increase in average sales price; and

•	Home office unit volume decreased 13.2% and average selling price decreased 5.1%.
The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended July 31,
(in thousands)	2017	2016	Change
Interest income and fees	$69,490	$54,502	$14,988
Insurance commissions	10,652	11,219	(567)
Other revenues	92	437	(345)
Finance charges and other revenues	$80,234	$66,158	$14,076
The increase in interest income and fees was due to a yield rate of 18.7% during the second quarter of fiscal year 2018, 470 basis points higher than the second quarter of fiscal year 2017, partially offset by a decline of 4.2% in the average balance of the customer receivable portfolio. Interest income and fees for the second quarter of fiscal year 2017 included the negative impact of adjustments of $8.2 million as a result of changes in estimates for allowances for no-interest option credit programs and deferred interest. Excluding the impact of changes in estimates, the yield rate increased 260 basis points from the second quarter of fiscal year 2017.

The following table provides key portfolio performance information:

	Three Months Ended July 31,
(dollars in thousands)	2017	2016	Change
Interest income and fees	$69,490	$54,502	$14,988
Net charge-offs	(54,626)	(55,192)	566
Interest expense	(20,039)	(24,138)	4,099
Net portfolio income	$(5,175)	$(24,828)	$19,653
Average portfolio balance	$1,475,822	$1,540,224	$(64,402)
Interest income and fee yield (annualized)	18.7%	14.0%
Net charge-off % (annualized)	14.8%	14.3%
Retail Gross Margin

	Three Months Ended July 31,
(dollars in thousands)	2017	2016	Change
Total net sales	$286,413	$331,999	$(45,586)
Cost of goods sold	$172,306	$208,869	$(36,563)
Retail gross margin	39.8%	37.1%
The increase in retail gross margin was primarily due to improved product margins across all product categories, favorable product mix and lower warehouse, delivery and transportation expenses through increased efficiencies and further optimization.
Selling, General and Administrative Expenses

	Three Months Ended July 31,
(dollars in thousands)	2017	2016	Change
Selling, general and administrative expenses:
Retail segment	$78,667	$84,838	$(6,171)
Credit segment	32,965	35,008	(2,043)
Selling, general and administrative expenses - Consolidated	$111,632	$119,846	$(8,214)
Selling, general and administrative expenses as a percent of total revenues	30.4%	30.1%
The SG&A decrease in the retail segment was primarily due to a decrease in compensation, advertising, and store occupancy costs, partially offset by an increase in the corporate overhead allocation. The decrease in retail revenue resulted in an increase in SG&A as a percent of segment revenues of 200 basis points for the second quarter of fiscal year 2018 as compared to the second quarter of fiscal year 2017. The SG&A decrease in the credit segment was primarily due to a decrease in compensation costs, partially offset by an increase in the corporate overhead allocation. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the second quarter of fiscal year 2018 increased 20 basis points as compared to the second quarter of fiscal year 2017. The increase in the corporate overhead allocation made to each of the segments was driven by investments we are making in information technology and other personnel to support long-term performance improvement initiatives.

Provision for Bad Debts

	Three Months Ended July 31,
(dollars in thousands)	2017	2016	Change
Provision for bad debts:
Retail segment	$165	$127	$38
Credit segment	49,284	60,069	(10,785)
Provision for bad debts - Consolidated	$49,449	$60,196	$(10,747)
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	13.4%	15.6%
The provision for bad debts decreased by $10.8 million for the three months ended July 31, 2017 compared to the three months ended July 31, 2016. The most significant reasons for the decrease in the provision for bad debts for the three months ended July 31, 2017 compared to the three months ended July 31, 2016 were (i) a decrease in our estimated non-TDR incurred loss rate as a result of the inclusion of first payment default rates as a factor in our allowance for bad debts estimate, (ii) changes in estimates of $5.0 million reflected as an increase to provision for bad debts for the three months ended July 31, 2016 related to sales tax recovery on previously charged-off accounts, (iii) growth in the customer receivables portfolio in the three months ended July 31, 2016 compared to a decline in the three months ended July 31, 2017, partially offset by (iv) an increase in the provision related to TDR accounts.
Charges and Credits

	Three Months Ended July 31,
(in thousands)	2017	2016	Change
Facility closure costs	$122	$—	$122
Impairments from disposals	—	1,385	(1,385)
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	34	135	(101)
Employee severance	1,317	1,213	104
Indirect tax audit reserve	2,595	—	2,595
Executive management transition costs	—	162	(162)
	$4,068	$2,895	$1,173
During the three months ended July 31, 2017, we primarily incurred charges related to severance costs due to a change in our executive management team and a charge related to an increase to our indirect tax audit reserve. During the three months ended July 31, 2016, we incurred charges associated with impairments from disposals of two real estate assets, legal and professional fees related to our securities-related litigation, charges for severance and transition costs due to changes in the executive management team. The impairments from disposals included the write-off of leasehold improvements for one store.
Interest Expense
For the three months ended July 31, 2017, net interest expense decreased by $4.1 million from the prior year comparative period, primarily reflecting a lower weighted average cost of borrowing and a lower average outstanding balance of debt.
Loss on Extinguishment of Debt
During the three months ended July 31, 2017, we wrote-off $2.1 million of debt issuance costs related to the early retirement of our 2015-A Redeemed Notes.
Provision for Income Taxes

	Three Months Ended July 31,
(dollars in thousands)	2017	2016	Change
Provision (benefit) for income taxes	$2,783	$(5,863)	$8,646
Effective tax rate	39.4%	33.0%

The increase in the income tax rate for the three months ended July 31, 2017 compared to the three months ended July 31, 2016 was primarily due to an increase in the provision for state income taxes. The increase in the provision for state taxes reflects the negative impact of state taxes on the effective tax rate due to an operating loss recorded during the three months ended July 31, 2016.

Six months ended July 31, 2017 compared to six months ended July 31, 2016
Revenues
The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Six Months Ended July 31,					%	Same store
(dollars in thousands)	2017	% of Total	2016	% of Total	Change	Change	% change
Furniture and mattress	$189,740	33.5%	$210,868	32.4%	$(21,128)	(10.0)%	(13.2)%
Home appliance	169,207	29.9	189,263	29.1	(20,056)	(10.6)	(12.5)
Consumer electronic	108,699	19.2	131,600	20.2	(22,901)	(17.4)	(18.6)
Home office	34,650	6.1	44,174	6.8	(9,524)	(21.6)	(22.4)
Other	8,659	1.6	10,308	1.6	(1,649)	(16.0)	(18.6)
Product sales	510,955	90.3	586,213	90.1	(75,258)	(12.8)	(15.0)
Repair service agreement commissions	48,215	8.5	56,495	8.7	(8,280)	(14.7)	(15.6)
Service revenues	6,528	1.2	7,833	1.2	(1,305)	(16.7)
Total net sales	$565,698	100.0%	$650,541	100.0%	$(84,843)	(13.0)%	(15.1)%
The decrease in same store sales was impacted by underwriting changes made during fiscal year 2017, one less business day in 2017 versus the leap year in 2016 and general softness in consumer spending. The following provides a summary of the performance of our product categories during the first half of fiscal year 2018 compared to the first half of fiscal year 2017:

•	Furniture unit volume decreased 24.2%, partially offset by a 12.2% increase in average selling price;

•	Mattress unit volume decreased 18.5%, partially offset by a 13.1% increase in average selling price;

•	Home appliance unit volume decreased 10.8% and average selling price decreased 1.9%;

•	Consumer electronic unit volume decreased 18.6% and average sales price was flat; and

•	Home office unit volume decreased 21.2% and average selling price decreased 1.5%.
The following table provides the change of the components of finance charges and other revenues:

	Six Months Ended July 31,
(in thousands)	2017	2016	Change
Interest income and fees	$136,621	$115,123	$21,498
Insurance commissions	19,982	20,675	(693)
Other revenues	172	931	(759)
Finance charges and other revenues	$156,775	$136,729	$20,046
The increase in interest income and fees was due to a yield rate of 18.4% during the first half of fiscal year 2018, 350 basis points higher than the first half of fiscal year 2017, partially offset by a decline of 3.6% in the average balance of the customer receivable portfolio. Interest income and fees for the first half of fiscal year 2017 included the negative impact of adjustments of $8.2 million as a result of changes in estimates for allowances for no-interest option credit programs and deferred interest. Excluding the impact of changes in estimates, the yield rate increased 250 basis points from the first half of fiscal year 2017.

The following table provides key portfolio performance information:

	Six Months Ended July 31,
(dollars in thousands)	2017	2016	Change
Interest income and fees	$136,621	$115,123	$21,498
Net charge-offs	(113,874)	(108,987)	(4,887)
Interest expense	(44,047)	(50,034)	5,987
Net portfolio income	$(21,300)	$(43,898)	$22,598
Average portfolio balance	$1,495,675	$1,551,847	$(56,172)
Interest income and fee yield (annualized)	18.4%	14.9%
Net charge-off % (annualized)	15.2%	14.0%
Retail Gross Margin

	Six Months Ended July 31,
(dollars in thousands)	2017	2016	Change
Total net sales	$565,698	$650,541	$(84,843)
Cost of goods sold	$344,256	$413,335	$(69,079)
Retail gross margin	39.1%	36.5%
The increase in retail gross margin was primarily due to improved product margins across all product categories, favorable product mix and lower warehouse, delivery and transportation expenses through increased efficiencies and further optimization.
Selling, General and Administrative Expenses

	Six Months Ended July 31,
(dollars in thousands)	2017	2016	Change
Selling, general and administrative expenses:
Retail segment	$152,614	$164,821	$(12,207)
Credit segment	65,555	68,272	(2,717)
Selling, general and administrative expenses - Consolidated	$218,169	$233,093	$(14,924)
Selling, general and administrative expenses as a percent of total revenues	30.2%	29.6%
The SG&A decrease in the retail segment was primarily due to a decrease in compensation, advertising, and store occupancy costs, partially offset by an increase in the corporate overhead allocation. The decrease in retail revenue resulted in an increase in SG&A as a percent of segment revenues of 170 basis points for the first half of fiscal year 2018 as compared to the first half of fiscal year 2017. The SG&A decrease in the credit segment was primarily due to a decrease in compensation costs, partially offset by an increase in the corporate overhead allocation. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the first half of fiscal year 2018 remained the same as compared to the first half of fiscal year 2017. The increase in the corporate overhead allocation made to each of the segments was driven by investments we are making in information technology and other personnel to support long-term performance improvement initiatives.

Provision for Bad Debts

	Six Months Ended July 31,
(dollars in thousands)	2017	2016	Change
Provision for bad debts:
Retail segment	$395	$525	$(130)
Credit segment	104,984	117,889	(12,905)
Provision for bad debts - Consolidated	$105,379	$118,414	$(13,035)
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	14.0%	15.2%
The provision for bad debts decreased by $13.0 million for the six months ended July 31, 2017 compared to the six months ended July 31, 2016. The most significant reasons for the decrease in the provision for bad debts for the six months ended July 31, 2017 compared to the six months ended July 31, 2016 were (i) a decrease in our estimated non-TDR incurred loss rate as a result of the inclusion of first payment default rates as a factor in our allowance for bad debts estimate, (ii) changes in estimates of $5.0 million reflected as an increase to provision for bad debts for the six months ended July 31, 2016 related to sales tax recovery on previously charged-off accounts, (iii) a larger decrease in the customer receivables portfolio in the six months ended July 31, 2017 compared to the six months ended July 31, 2016, partially offset by higher net-charge offs in the six months ended July 31, 2017 compared to the six months ended July 31, 2016.
Charges and Credits

	Six Months Ended July 31,
(in thousands)	2017	2016	Change
Facility closure costs	$1,349	$—	$1,349
Impairments from disposals	—	1,385	(1,385)
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	34	589	(555)
Employee severance	1,317	1,213	104
Indirect tax audit reserve	2,595	—	2,595
Executive management transition costs	—	234	(234)
	$5,295	$3,421	$1,874
During the six months ended July 31, 2017, we incurred exit costs associated with reducing the square footage of a distribution center, charges for severance and transition costs due to changes in our executive management team and an increase to our indirect tax audit reserve. During the six months ended July 31, 2016, we had costs associated with impairments from disposals of two real estate assets, legal and professional fees related to our securities-related litigation, charges for severance and transition costs due to changes in the executive management team. The impairments from disposals included the write-off of leasehold improvements for one store.
Interest Expense
For the six months ended July 31, 2017, net interest expense decreased by $6.0 million from the prior year comparative period, primarily reflecting a lower weighted average cost of borrowing and a lower average outstanding balance of debt.
Loss on Extinguishment of Debt
During the six months ended July 31, 2017, we wrote-off $2.4 million of debt issuance costs related to an amendment to our revolving credit facility for lenders that did not continue to participate and the early retirement of our 2015-A Redeemed Notes.

Provision for Income Taxes

	Six Months Ended July 31,
(dollars in thousands)	2017	2016	Change
Provision (benefit) for income taxes	$1,188	$(9,354)	$10,542
Effective tax rate	41.2%	30.1%
The increase in the income tax rate for the six months ended July 31, 2017 compared to the six months ended July 31, 2016 was primarily due to an increase in the provision for state income taxes. The increase in the provision for state taxes reflects the negative impact of state taxes on the effective tax rate due to an operating loss recorded during the six months ended July 31, 2016.
Customer Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally provide for interest at the maximum rate allowed by the respective regulations in the states in which we operate, which generally range between 18% and 30%. During the third quarter of fiscal 2017, we implemented our new direct consumer loan program across all Texas locations. During the first quarter of fiscal year 2018, we implemented our new direct loan program in all Louisiana locations. The states of Texas and Louisiana represent approximately 72% of our second quarter of fiscal year 2018 originations, which under our previous offerings had a maximum equivalent interest rate of approximately 21%, compared to an interest rate of up to 30% under our new direct loan programs. Additionally, we are working through the regulatory framework to raise our interest rates in certain other states. In states where regulations do not generally limit the interest rate charged, we increased our rates in the third quarter of fiscal year 2017 to 29.99%.
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
The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of July 31,
	2017	2016
Weighted average credit score of outstanding balances(1)	589	595
Average outstanding customer balance	$2,375	$2,365
Balances 60+ days past due as a percentage of total customer portfolio balance(2)	10.4%	9.6%
Re-aged balance as a percentage of total customer portfolio balance(2)	16.0%	15.3%
Account balances re-aged more than six months (in thousands)	$75,694	$69,415
Allowance for bad debts as a percentage of total customer portfolio balance	13.7%	13.0%
Percent of total customer portfolio balance represented by no-interest option receivables	24.1%	33.3%

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Total applications processed	297,587	334,854	587,914	649,232
Weighted average origination credit score of sales financed(1)	609	611	608	610
Percent of total applications approved and utilized	32.8%	35.4%	32.1%	36.1%
Average down payment	3.0%	3.3%	3.3%	3.6%
Average income of credit customer at origination	$42,300	$41,500	$42,200	$40,900
Percent of retail sales paid for by:
In-house financing, including down payment received	72.6%	71.8%	71.6%	73.6%
Third-party financing	17.2%	17.2%	16.2%	14.9%
Third-party lease-to-own option	3.8%	4.9%	5.7%	5.1%
	93.6%	93.9%	93.5%	93.6%

(1)	Credit scores exclude non-scored accounts.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.
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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the outstanding portfolio balance rose from 10.8% as of July 31, 2016 to 11.0% as of July 31, 2017. The percentage of non-restructured accounts greater than 60 days past due increased 30 basis points over July 31, 2016 to 8.4% as of July 31, 2017. We expect delinquency levels and charge-off rates to remain elevated over the short-term. The increase in delinquency and changes in expectations for customer performance and cash recoveries on charged-off accounts are reflected in our projection models.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 37.0% as of July 31, 2016 as compared to 38.6% as of July 31, 2017. This 160 basis point increase reflects the impact of higher delinquency rates and charge-offs from a year ago.
The percent of bad debt charge-offs, net of recoveries, to average portfolio balance was 14.3% for the three months ended July 31, 2016 compared to 14.8% for the three months ended July 31, 2017. The increase was primarily due to the higher level of delinquency experienced over the past twelve months.
As of July 31, 2017 and 2016, balances under no-interest programs included within customer receivables were $356.6 million and $513.9 million, respectively. We shifted our 18- and 24-month equal-payment, no-interest programs to a third-party and reduced the availability of cash-option, no-interest programs to higher risk customers. As a result, a decline in the proportion of accounts financed under no-interest programs is likely to result in an increase in the overall yield recognized.
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
Operating cash flows.  For the six months ended July 31, 2017, net cash provided by operating activities was $90.5 million compared to $131.9 million for the three months ended July 31, 2016. The decrease in net cash provided by operating activities was primarily driven by cash used for working capital and a decrease in the amount of tenant improvement allowances received, partially offset by a decrease in cash used to fund customer receivables, and an increase in net income when adjusted for non-cash activity.
Investing cash flows.  For the six months ended July 31, 2017, net cash used in investing activities was $6.1 million compared to $31.3 million for the six months ended July 31, 2016. The change was primarily the result of lower capital expenditures due to fewer new store openings in the six months ended July 31, 2017 compared to the comparable prior year period.
Financing cash flows.  For the six months ended July 31, 2017, net cash used in financing activities was $73.0 million compared to net cash used in financing activities of $97.3 million for the six months ended July 31, 2016. During the six months ended July 31, 2017, the 2017-A VIE issued asset-backed notes resulting in net proceeds to us of approximately $456.7 million, net of transaction costs and restricted cash held by the 2017-A VIE, which were used to pay down the entire balance on our revolving credit facility and for other general corporate purposes. Cash collections from the securitized receivables were used to make payments on the asset-backed notes of approximately $583.3 million during the six months ended July 31, 2017 compared to approximately $537.8 million in the comparable prior year period. During the six months ended July 31, 2016, the 2016-A VIE issued asset-backed notes resulting in net proceeds to us of approximately $478.2 million, net of transaction costs and restricted cash held by the 2016-A VIE, which were used to pay down the balance on our revolving credit facility and for other general corporate purposes.
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
The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock ("restricted payments"); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations on restricted payments are only effective if one or more of the following occurred: (1) a default were to exist under the Indenture, (2) we could not satisfy a debt incurrence test, and (3) the aggregate amount of restricted payments were to exceed an amount tied to consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have had a leverage ratio, as defined under the Indenture, of less than or equal to 2.50 to 1.0. As a result of these exceptions, as of July 31, 2017, $177.7 million would have been free from the distribution restriction. However, as a result of the revolving credit facility distribution restrictions, which are further described below, we were restricted from making a distribution as of July 31, 2017. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period.
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
The asset-backed notes consist of the following:

Asset-Backed Notes	Principal Amount	Net Proceeds(1)	Issuance Date	Maturity Date	Fixed Interest Rate	Effective Interest Rate(2)
2016-A Class B Notes	70,510	68,309	3/17/2016	8/15/2018	8.96%	9.88%
2016-A Class C Notes	70,510	71,648	10/12/2016	4/15/2020	12.00%	10.96%
2016-B Class A Notes	391,840	380,033	10/6/2016	10/15/2018	3.73%	5.56%
2016-B Class B Notes	111,960	108,586	10/6/2016	3/15/2019	7.34%	8.09%
2017-A Class A Notes	313,220	304,451	4/19/2017	7/15/2019	2.73%	4.97%
2017-A Class B Notes	106,270	103,300	4/19/2017	2/15/2020	5.11%	5.80%
2017-A Class C Notes	50,340	48,919	4/19/2017	10/15/2021	7.40%	7.83%
Total	$1,114,650	$1,085,246

(1)	After giving effect to debt issuance costs and restricted cash held by the VIEs.

(2)	For the six months ended July 31, 2017, and inclusive of retrospective adjustments to deferred debt issuance costs based on changes in timing of actual and expected cash flows.
On May 15, 2017, the Company completed the redemption of its Series 2015-A Class B Notes (collectively, the "2015-A Redeemed Notes") at an aggregate redemption price of $114.1 million (which was equal to the entire outstanding principal of, plus accrued interest on, the 2015-A Redeemed Notes). The net funds used to call the notes was $78.8 million, which is equal to the redemption price less adjustments of $35.3 million for funds held in reserve and collection accounts in accordance with the terms of the applicable indenture governing the 2015-A Redeemed Notes. The net funds used to call the 2015-A Redeemed Notes of $78.8 million was transferred from the Guarantors to the Non-Guarantor Subsidiary in exchange for the underlying securities held as collateral on the 2015-A Redeemed Notes with carrying value of $126.3 million as of April 30, 2017. In connection with the early redemption of the 2015-A Redeemed Notes, we wrote-off $2.1 million of debt issuance costs.

On August 8, 2017, the Company closed on the initial financing under a warehouse financing transaction and completed the redemption of its Series 2016-A Class B Notes and Class C Notes on August 15, 2017 with the proceeds from that closing. See Note 11. Subsequent Events for additional details.

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
The Third Amendment, among other things, (a) extends the maturity date of the credit facility one year to October 30, 2019; (b) provides for a reduction in the aggregate commitments from $810 million to $750 million; (c) amends the minimum interest coverage ratio covenant to (i) eliminate the application of the minimum interest coverage ratio covenant for the fiscal quarter ended April 30, 2017 and (ii) reduce the minimum interest coverage ratio (A) to 0.80x as of the last day of the fiscal quarter ended July 31, 2017, (B) to 1.10x as of the last day of the fiscal quarter ending October 31, 2017 and (C) to 1.25x as of the last day of each fiscal quarter thereafter, beginning with the fiscal quarter ending January 31, 2018; (d) sets the applicable margin at 3.50% for LIBOR loans and 2.50% for Base Rate loans until the Company demonstrates an interest coverage ratio of equal to or greater than 1.10x for the fiscal quarter ending October 31, 2017, at which point the applicable margin will revert to being determined according to the existing pricing grid based on facility availability; (e) reduces the minimum cash recovery percentage on the contracts it owns and manages from 4.50% to 4.45% for the first nine months of each fiscal year, and from 4.25% to 4.20% for the last three months of each fiscal year; (f) amends the definition of “EBITDA” to, among other things, exclude the impact of non-cash asset write-offs relating to construction in process; (g) amends the definition of “Interest Expense” to exclude certain non-interest expenses; (h) amends various definitions and other related provisions to clarify the Company’s ability to undertake permitted securitization transactions; (i) increases the number of equity cures that may be exercised during the term of the agreement from one time to two times, and increases the maximum amount of each such cure from $10 million to $20 million; and (j) modifies the calculations of “Tangible Net Worth” and “Interest Coverage Ratio” to deduct certain amounts attributable to the difference between a calculated loss reserve and the Company’s recorded loss reserve on its contracts.

Loans under the revolving credit facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin at 3.50% for LIBOR loans and 2.50% for base rate loans until the Company demonstrates an interest coverage ratio of equal to or greater than 1.10x for the fiscal quarter ending October 31, 2017, at which point the applicable margin will revert to being determined according to the pricing grid based on facility availability which specifies a margin ranging from 2.75% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.75% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the average outstanding balance and letters of credit of the revolving credit facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the revolving credit facility was 6.9% for the six months ended July 31, 2017.
The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of July 31, 2017, we had immediately available borrowing capacity of $130.5 million under our revolving credit facility, net of standby letters of credit issued of $2.8 million. We also had $416.8 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances.
The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may make dividends and distributions to the Company and other obligors under the revolving credit facility without restriction. As of July 31, 2017, we were unable to repay the Senior Notes or make other distributions as a result of the revolving credit facility restrictions. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.
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
Debt Covenants. We were in compliance with our debt covenants at July 31, 2017. A summary of the significant financial covenants that govern our revolving credit facility, as amended, compared to our actual compliance status at July 31, 2017 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio must equal or exceed minimum	1.83:1.00	0.80:1.00
Leverage Ratio must not exceed maximum	2.42:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.33:1.00	2.00:1.00
Cash Recovery Percent must exceed stated amount	5.01%	4.45%
Capital Expenditures, net, must not exceed maximum	$3.1 million	$75.0 million
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
Capital expenditures.  We lease the majority of our stores under operating leases, and our plans for future store locations include primarily operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.3 million and $1.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.5 million and $1.0 million per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include "sale-leaseback" or direct "purchase-lease" programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We have opened three new stores during fiscal year 2018. We do not plan to open any additional stores during fiscal year 2018. Our anticipated capital expenditures for fiscal year 2018 are between $20 and $25 million.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. As of July 31, 2017, beyond cash generated from operations we had (i) immediately available borrowing capacity of $130.5 million under our revolving credit facility, (ii) $416.8 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances and (iii) $35.0 million of cash on hand. However, we have in the past sought to raise additional capital.
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
Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of July 31, 2017:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments(1):
Revolving credit facility(1)	$221,324	$9,480	$211,844	$—	$—
Senior Notes	308,612	16,458	32,915	259,239
2016A Class B Notes	33,473	2,743	30,730
2016A Class C Notes(2)	93,436	8,461	84,975
2016B Class A Notes(2)	69,280	2,473	66,807
2016B Class B Notes(2)	125,289	8,218	117,071
2017A Class A Notes(2)	213,663	5,537	208,126
2017A Class B Notes(2)	120,091	5,430	114,661
2017A Class C Notes(2)	66,026	3,725	7,450	54,851
Capital lease obligations	8,008	1,322	1,712	889	4,085
Operating leases:
Real estate	430,559	57,232	113,533	106,626	153,168
Equipment	3,202	1,904	1,284	14	—
Contractual commitments(3)	94,558	89,655	4,554	349	—
Total	$1,787,521	$212,638	$995,662	$421,968	$157,253

(1)	Estimated interest payments are based on the outstanding balance as of July 31, 2017 and the interest rate in effect at that time.

(2)
The payments due by period for the Senior Notes and asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments will be provided based on the proceeds from the securitized customer accounts receivables.

(3)
Contractual commitments primarily includes commitments to purchase inventory of $80.2 million and capital expenditures of $2.5 million, which is not reduced for any reimbursements we might receive for tenant improvement allowances from landlords, with the remaining commitments for advertising and other services. The timing of the payments is subject to change based upon actual receipt and the terms of payment with the vendor.

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
Loans under the revolving credit facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin at 3.50% for LIBOR loans and 2.50% for base rate loans until the Company demonstrates an interest coverage ratio of equal to or greater than 1.10x for the fiscal quarter ending October 31, 2017, at which point the applicable margin will revert to being determined according to the existing pricing grid based on facility availability which specifies a margin ranging from 2.75% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.75% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our quarterly average net availability under the borrowing base and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the revolving credit facility. As of July 31, 2017, the balance outstanding under our revolving credit facility was $200.0 million. A 100 basis point increase in interest rates on the revolving credit facility would increase our borrowing costs by $2.0 million over a 12-month period, based on the balance outstanding as of July 31, 2017.
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
For the quarter ended July 31, 2017, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
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
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2018, filed with the SEC on September 7, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at July 31, 2017 and January 31, 2017, (ii) the consolidated statements of operations for the three and six months ended July 31, 2017 and 2016, (iii) the consolidated statements of cash flows for the six months ended July 31, 2017 and 2016 and (iv) the notes to consolidated financial statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN'S, INC.

Date:	September 7, 2017

By:	/s/ Lee A. Wright
Lee A. Wright
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)