Form 10-Q
period 2017-10-31
CONNS INC
filed 2017-12-07
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2017:

Class	Outstanding
Common stock, $0.01 par value per share	31,370,581

CONN'S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2017

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and dollars in thousands)

	October 31, 2017	January 31, 2017
Assets
Current assets:
Cash and cash equivalents	$12,742	$23,566
Restricted cash (all held by VIEs)	71,099	110,698
Customer accounts receivable, net of allowances (includes VIE balance of $360,086 and $529,108, respectively)	635,700	702,162
Other accounts receivable	63,203	69,286
Inventories	235,479	164,856
Income taxes recoverable	1,194	2,150
Prepaid expenses and other current assets	14,721	14,955
Total current assets	1,034,138	1,087,673
Long-term portion of customer accounts receivable, net of allowances (includes VIE balance of $231,036 and $320,382, respectively)	616,665	615,904
Property and equipment, net	144,747	159,202
Deferred income taxes	72,554	71,442
Other assets	6,285	6,913
Total assets	$1,874,389	$1,941,134
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations (includes VIE balance of $64,952 and $0 respectively)	$65,651	$849
Accounts payable	109,738	101,612
Accrued compensation and related expenses	16,912	13,325
Accrued expenses	45,491	26,456
Income taxes payable	2,513	3,318
Deferred revenues and other credits	22,018	21,821
Total current liabilities	262,323	167,381
Deferred rent	87,152	87,957
Long-term debt and capital lease obligations (includes VIE balance of $396,010 and $745,581, respectively)	973,278	1,144,393
Other long-term liabilities	22,245	23,613
Total liabilities	1,344,998	1,423,344
Commitments and contingencies
Stockholders' equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 31,365,028 and 30,961,898 shares issued, respectively)	314	310
Additional paid-in capital	98,611	90,276
Retained earnings	430,466	427,204
Total stockholders' equity	529,391	517,790
Total liabilities and stockholders' equity	$1,874,389	$1,941,134
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and dollars in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Revenues:
Product sales	$263,786	$278,056	$774,741	$864,269
Repair service agreement commissions	24,488	26,354	72,703	82,849
Service revenues	3,534	3,623	10,062	11,456
Total net sales	291,808	308,033	857,506	958,574
Finance charges and other revenues	81,364	68,740	238,139	205,469
Total revenues	373,172	376,773	1,095,645	1,164,043
Costs and expenses:
Cost of goods sold	175,591	192,374	519,847	605,709
Selling, general and administrative expenses	114,355	114,457	332,524	347,550
Provision for bad debts	56,512	51,564	161,891	169,978
Charges and credits	5,861	1,987	11,156	5,408
Total costs and expenses	352,319	360,382	1,025,418	1,128,645
Operating income	20,853	16,391	70,227	35,398
Interest expense	18,095	23,470	62,142	73,504
Loss on extinguishment of debt	461	—	2,907	—
Income (loss) before income taxes	2,297	(7,079)	5,178	(38,106)
Provision (benefit) for income taxes	728	(3,264)	1,916	(12,618)
Net income (loss)	$1,569	$(3,815)	$3,262	$(25,488)
Income (loss) per share:
Basic	$0.05	$(0.12)	$0.10	$(0.83)
Diluted	$0.05	$(0.12)	$0.10	$(0.83)
Weighted average common shares outstanding:
Basic	31,292,913	30,816,319	31,121,177	30,736,636
Diluted	31,764,594	30,816,319	31,457,420	30,736,636
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and dollars in thousands)

	Nine Months Ended October 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$3,262	$(25,488)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	23,138	21,209
Loss from retirement of leasehold improvement	—	1,980
Amortization of debt issuance costs	11,088	19,164
Provision for bad debts and uncollectible interest	192,354	200,349
Loss on extinguishment of debt	2,907	—
Stock-based compensation expense	5,899	3,928
Charges, net of credits, for store and facility closures	428	954
Deferred income taxes	(1,112)	3,309
Loss (gain) on sale/write-off of fixed assets	5,636	(259)
Tenant improvement allowances received from landlords	5,072	23,674
Change in operating assets and liabilities:
Customer accounts receivable	(126,654)	(131,943)
Other accounts receivable	5,641	13,281
Inventories	(70,623)	(2,568)
Other assets	964	1,483
Accounts payable	8,186	32,342
Accrued expenses	21,371	11,542
Income taxes	151	(355)
Deferred rent, revenues and other credits	(4,971)	10,409
Net cash provided by operating activities	82,737	183,011
Cash flows from investing activities:
Purchase of property and equipment	(11,995)	(41,804)
Proceeds from sale of property	—	686
Net cash used in investing activities	(11,995)	(41,118)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	469,814	1,067,850
Payments on asset-backed notes	(816,243)	(736,266)
Changes in restricted cash balances	39,599	(87,900)
Borrowings from revolving credit facility	1,257,052	529,352
Payments on revolving credit facility	(1,082,552)	(858,559)
Borrowings on warehouse facility	79,940	—
Payments on warehouse facility	(23,066)	—
Payment of debt issuance costs and amendment fees	(8,172)	(9,775)
Proceeds from stock issued under employee benefit plans	3,011	824
Other	(949)	(608)
Net cash used in financing activities	(81,566)	(95,082)
Net change in cash and cash equivalents	(10,824)	46,811
Cash and cash equivalents, beginning of period	23,566	12,254
Cash and cash equivalents, end of period	$12,742	$59,065
Non-cash investing and financing activities:
Capital lease asset additions and related obligations	$3,196	$—
Property and equipment purchases not yet paid	$1,021	$1,805
Supplemental cash flow data:
Cash interest paid	$44,561	$53,074
Cash income taxes paid (refunded), net	$2,878	$(15,624)
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.     Summary of Significant Accounting Policies
Business. Conn's, Inc., a Delaware corporation, is a holding company with no independent assets or operations other than its investments in its subsidiaries. References to “we,” “our,” “us,” “the Company,” “Conn’s” or “CONN” refer to Conn’s, Inc. and, as apparent from the context, its subsidiaries. Conn's is a leading specialty retailer that offers a broad selection of quality, branded durable consumer goods and related services in addition to proprietary credit solutions for its core credit-constrained consumers. We operate an integrated and scalable business through our retail stores and website. Our complementary product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit offering provides financing solutions to a large, under-served population of credit-constrained consumers who typically have limited credit alternatives.
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
Cash and Cash Equivalents. Cash and cash equivalents include cash, credit card deposits in-transit, and highly liquid debt instruments purchased with a maturity of three months or less. Cash and cash equivalents include credit card deposits in-transit of $2.1 million and $2.4 million, as of October 31, 2017 and January 31, 2017, respectively.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash. The restricted cash balance as of October 31, 2017 and January 31, 2017 includes $52.8 million and $75.2 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $18.3 million and $35.5 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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
In an effort to mitigate losses on our accounts receivable, we may make loan modifications to a borrower experiencing financial difficulty. In our role as servicer, we may also make modifications to loans held by the VIEs. The loan modifications are intended to maximize net cash flow after expenses and avoid the need to repossess collateral or exercise legal remedies available to us. We may extend or "re-age" a portion of our customer accounts, which involves modifying the payment terms to defer a portion of the cash payments due. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the interest rate or the total principal amount due from the customer but does reduce the monthly contractual payments and extend the term. We consider accounts that have been re-aged in excess of three months or refinanced as Troubled Debt Restructurings ("TDR" or "Restructured Accounts").
Interest income on customer accounts receivable.  Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. Our calculation of interest income for customers with similar financing arrangements for which the timing and amount of prepayments can be reasonably estimated includes an estimate of the benefit from future prepayments based on our historical experience. At October 31, 2017 and January 31, 2017, there was $13.0 million and $13.7 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We typically only place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. At October 31, 2017 and January 31, 2017, customer receivables carried in non-accrual status were $21.4 million and $22.9 million, respectively. At October 31, 2017 and January 31, 2017, customer receivables that were past due 90 days or more and still accruing interest totaled $105.2 million and $124.0 million, respectively. At October 31, 2017 and January 31, 2017, customer receivables in a bankruptcy status that are less than 60 days past due of $11.7 million and $19.5 million, respectively, are included within the customer receivables carried in non-accrual status balance.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record an allowance for doubtful accounts on our non-TDR customer accounts receivable that we expect to charge-off over the next 12 months based on historical gross charge-off rates over the last 24 months. We incorporate an adjustment to historical gross charge-off rates for a scaled factor of the year-over-year change in six month average first payment default rates and the year-over-year change in the balance of customer accounts receivable that are 60 days or more past due.  In addition to adjusted historical gross charge-off rates, estimates of post-charge-off recoveries, including cash payments from customers, amounts realized from the repossession of the products financed, sales tax recoveries from taxing jurisdictions, and payments received under credit insurance policies are also considered.
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
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt.  All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the revolving credit facility were $5.9 million and $5.7 million as of October 31, 2017 and January 31, 2017, respectively, and were included in other assets on our consolidated balance sheet.
Income Taxes. For the nine months ended October 31, 2017 and 2016 we utilized the estimated annual effective tax rate based on our estimated fiscal year 2018 and 2017 pre-tax income, respectively, in determining income tax expense.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Restricted stock awards ("RSUs") (1)	2,740	14,502	646,033	343,369
Performance stock awards ("PSUs") (2)	—	—	501,012	131,759
Total stock awards granted	2,740	14,502	1,147,045	475,128
Aggregate grant date fair value (in thousands)	$50	$96	$14,596	$5,046
(1) The majority of the RSUs issued during the nine months ended October 31, 2017 will vest, if at all, over periods of three to five years from the date of grant.
(2)The majority of the PSUs issued during the nine months ended October 31, 2017 will vest, if at all, upon the certification, after fiscal year 2020, by the compensation committee of the satisfaction of the annual and cumulative Earnings Before Interest, Taxes, Depreciation and Amortization performance conditions over the three fiscal years commencing with fiscal year 2018.
For the three months ended October 31, 2017 and 2016, stock-based compensation expense was $1.7 million and $1.0 million, respectively. For the nine months ended October 31, 2017 and 2016, stock-based compensation expense was $5.9 million and $3.9 million, respectively, inclusive of severance related stock-based compensation expense of $0.6 million and $0.2 million, respectively.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2017	2016	2017	2016
Weighted-average common shares outstanding - Basic	31,292,913	30,816,319	31,121,177	30,736,636
Dilutive effect of stock options and restricted stock units	471,681	—	336,243	—
Weighted-average common shares outstanding - Diluted	31,764,594	30,816,319	31,457,420	30,736,636
For the three months ended October 31, 2017 and 2016 the weighted-average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 0.2 million and 1.2 million, respectively. For the nine months ended October 31, 2017 and 2016, the weighted-average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 0.4 million and 1.2 million, respectively.
Fair Value of Financial Instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized using defined hierarchical levels related to subjectivity associated with the inputs to fair value measurements as follows:

•	Level 1 – Inputs represent unadjusted quoted prices in active markets for identical assets or liabilities.

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

In determining fair value, we use observable market data when available or models that incorporate observable market data. When we are required to measure fair value and there is not a market-observable price for the asset or liability or for a similar asset or liability, we use the cost or income approach depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach is based on management’s best assumptions regarding expectations of future net cash flows and discounts the expected cash flows using a commensurate risk-adjusted discount rate. Such evaluations involve significant judgment, and the results are based on expected future events or conditions such as sales prices, economic and regulatory climates, and other factors, most of which are often outside of management’s control. However, we believe assumptions used reflect a market participant’s view of long-term prices, costs, and other factors and are consistent with assumptions used in our business plans and investment decisions.
In arriving at fair-value estimates, we use relevant observable inputs available for the valuation technique employed. If a fair-value measurement reflects inputs at multiple levels within the hierarchy, the fair-value measurement is characterized based on the lowest level of input that is significant to the fair-value measurement.
The fair value of cash and cash equivalents, restricted cash held by the consolidated VIEs and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a Level 3 discounted cash flow analysis, approximates their carrying amount, which includes the allowance for doubtful accounts. The fair value of our revolving credit facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At October 31, 2017, the fair value of the Senior Notes outstanding, which was determined using Level 1 inputs, was $225.3 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At October 31, 2017, the fair value of the asset-backed notes approximates their carrying value and was determined using Level 2 inputs based on inactive trading activity.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Adopted. In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which modifies the accounting for excess tax benefits and tax deficiencies associated with share-based payments, the accounting for forfeitures, and the classification of certain items on the statement of cash flows. ASU 2016-09 eliminates the requirement to recognize excess tax benefits in additional paid-in capital ("APIC"), and the requirement to evaluate tax deficiencies for APIC or income tax expense classification, and provides for these benefits or deficiencies to be recorded as an income tax expense or benefit in the income statement. With these changes, tax-related cash flows resulting from share-based payments are classified as operating activities as opposed to financing. The standard became effective for us in the first quarter of fiscal year 2018. The amendment requiring the recognition of excess tax benefits and deficiencies as income tax benefit or expense in the income statement as opposed to being recognized as additional paid-in-capital was applied prospectively and the impact was not material. The Company retrospectively adopted the amendments requiring the classification of excess tax benefits and deficiencies with other income tax cash flows as operating activities and cash paid when directly withholding shares as financing activities in the accompanying consolidated statements of cash flows; the impact was not material. The Company has elected to continue its current practice of estimating the number of awards expected to vest in determining the amount of compensation cost to be recognized related to share based payment transactions.
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
Recent Accounting Pronouncements Yet To Be Adopted. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current guidance. Upon adoption of ASU 2014-09, entities are required to recognize revenue using the following comprehensive model: (1) identify contracts with customers, (2) identify the performance obligations in such contracts, (3) determine transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue as each performance obligation is satisfied. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year and allows early adoption on a limited basis. The FASB has also issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, all of which were issued to improve and clarify the guidance in ASU 2014-09. These ASUs will be effective for us beginning in the first quarter of fiscal year 2019 and will result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. Based on our preliminary assessment, we do not expect the adoption of these ASUs to have a material impact on our consolidated financial statements other than the expected additional disclosure requirements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will change how lessees account for leases. For most leases, a liability will be recorded on the balance sheet based on the present value of future lease obligations with a corresponding right-of-use asset. Primarily for those leases currently classified by us as operating leases, we will recognize a single lease cost on a straight line basis based on the combined amortization of the lease obligation and the right-of-use asset. Other leases will be required to be accounted for as financing arrangements similar to how we currently account for capital leases. On transition, we will recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The final standard will become effective for us beginning in the first quarter of fiscal year 2020. Based on our preliminary assessment, we believe the adoption of this ASU will have a material impact on our financial statements as we will be required to report additional leases on our consolidated balance sheet. We are the lessee under various lease agreements for our retail stores and equipment that are currently accounted for as operating leases as discussed in Note 6, Leases, of our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice. Among other things, debt prepayment or debt extinguishment costs will be presented as cash outflows for financing activities on the statement of cash flow. The standard will become effective for us in the first quarter of fiscal year 2019 and early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on our consolidated financial statements.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires that the statement of cash flows provides the change in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. We hold restricted cash related to our asset-backed security transactions. The adoption of this standard will result in us no longer showing the changes in restricted cash balances as a component of cash flows from financing activities but instead include the balances of both current and long-term restricted cash with cash and cash equivalents in total cash, cash equivalents and restricted cash for the beginning and end of the periods presented. The ASU will become effective for us in the first quarter of fiscal year 2019, and early adoption is permitted.

2.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1)
(in thousands)	October 31, 2017	January 31, 2017	October 31, 2017 (2)	January 31, 2017	October 31, 2017 (3)	January 31, 2017
Customer accounts receivable	$1,341,939	$1,417,581	$110,382	$127,747	$208,047	$111,585
Restructured accounts	146,967	138,858	37,484	38,010	146,967	138,858
Total customer portfolio balance	1,488,906	1,556,439	$147,866	$165,757	$355,014	$250,443
Allowance for uncollectible accounts	(202,906)	(210,175)
Allowances for no-interest option credit programs	(19,616)	(21,207)
Deferred fees and origination costs, net	(14,019)	(6,991)
Total customer accounts receivable, net	1,252,365	1,318,066
Short-term portion of customer accounts receivable, net	(635,700)	(702,162)
Long-term portion of customer accounts receivable, net	$616,665	$615,904
Securitized receivables held by the VIEs	$712,727	$1,015,837	$99,763	$156,344	$246,333	$238,375
Receivables not held by the VIEs	776,179	540,602	48,103	9,413	108,681	12,068
Total customer portfolio balance	$1,488,906	$1,556,439	$147,866	$165,757	$355,014	$250,443

(1)
Due to the fact that an account can become past due after having been re-aged, accounts could be represented as both past due and re-aged. As of October 31, 2017 and January 31, 2017, the amounts included within both 60 days past due and re-aged were $64.8 million and $66.7 million, respectively. As of October 31, 2017 and January 31, 2017, the total customer portfolio balance past due one day or greater was $394.5 million and $406.1 million, respectively. These amounts include the 60 days past due balances shown.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	The balance of accounts 60 days past due as of October 31, 2017 reflects the impact of first time re-ages related to customers within FEMA-designated Hurricane Harvey disaster areas.

(3)	The re-aged receivable balance as of October 31, 2017 includes $71.8 million in first time re-ages related to customers within FEMA-designated Hurricane Harvey disaster areas.
The following presents the activity in the allowance for doubtful accounts and uncollectible interest for customer receivables:

	Nine Months Ended October 31, 2017			Nine Months Ended October 31, 2016
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$158,992	$51,183	$210,175	$149,226	$41,764	$190,990
Provision (1)	139,406	52,948	192,354	156,063	44,286	200,349
Principal charge-offs (2)	(133,033)	(44,657)	(177,690)	(132,028)	(31,802)	(163,830)
Interest charge-offs	(21,884)	(7,346)	(29,230)	(22,400)	(5,405)	(27,805)
Recoveries (2)	5,463	1,834	7,297	3,727	899	4,626
Allowance at end of period	$148,944	$53,962	$202,906	$154,588	$49,742	$204,330
Average total customer portfolio balance	$1,352,137	$141,155	$1,493,292	$1,422,473	$126,493	$1,548,966

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

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
The following table presents detail of the activity in the accrual for store and facility closures:

	Nine Months Ended October 31,
(in thousands)	2017	2016
Balance at beginning of period	$1,874	$1,866
Accrual for additional closures	1,314	954
Adjustments	16	(74)
Cash payments, net of sublease income	(2,010)	(767)
Balance at end of period	1,194	1,979
Current portion, included in accrued expenses	(170)	(923)
Long-term portion, included in other long-term liabilities	$1,024	$1,056

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Charges and Credits
Charges and credits consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2017	2016	2017	2016
Store and facility closure costs	$—	$954	$1,349	$954
Impairments from disposals	—	595	—	1,980
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	—	158	34	747
Employee severance	—	280	1,317	1,493
Indirect tax audit reserve	—	—	2,595	—
Write-off of capitalized software costs	5,861	—	5,861	—
Executive management transition costs	—	—	—	234
	$5,861	$1,987	$11,156	$5,408
During the three months ended October 31, 2017, we incurred a loss from the write-off of previously capitalized costs for a software project that was abandoned during the third quarter of fiscal year 2018 related to the implementation of a new point of sale system that began in fiscal year 2013. During the nine months ended October 31, 2017, we incurred exit costs associated with reducing the square footage of a distribution center, severance costs related to a change in the executive management team, a charge related to an increase in our indirect tax audit reserve, and a loss from the write-off of previously capitalized costs for a software project that was abandoned during the third quarter of fiscal year 2018 related to the implementation of a new point of sale system that began in fiscal year 2013. During the three and nine months ended October 31, 2016, we incurred costs associated with store and facility closures, impairments from disposals, legal and professional fees related to our securities-related litigation and severance and transition costs due to changes in the executive management team. The impairments from disposals included the write-off of leasehold improvements for one store we relocated prior to the end of the useful life of the leasehold improvements and incurred costs for a terminated store project prior to starting construction.
5.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2017	2016	2017	2016
Interest income and fees	$74,144	$58,404	$210,765	$173,527
Insurance income	7,125	9,999	27,107	30,674
Other revenues	95	337	267	1,268
	$81,364	$68,740	$238,139	$205,469
Interest income and fees and insurance income are derived from the credit segment operations, whereas other revenues are derived from the retail segment operations. Insurance income is comprised of sales commissions from third-party insurance companies at the time we sell the coverage, and we may receive retrospective commissions, which are additional commissions paid by the insurance carrier if insurance claims are less than earned premiums.
During the three months ended October 31, 2017 and 2016, interest income and fees reflected provisions for uncollectible interest of $10.5 million and $11.0 million and interest income related to TDR accounts of $4.8 million and $4.4 million, respectively. During the nine months ended October 31, 2017 and 2016, interest income and fees reflected provisions for uncollectible interest of $31.0 million and $31.2 million and interest income related to TDR accounts of $14.0 million and $12.7 million, respectively.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Debt and Capital Lease Obligations
Debt and capital lease obligations consisted of the following:

(in thousands)	October 31, 2017	January 31, 2017
Revolving credit facility	$352,000	$177,500
Senior Notes	227,000	227,000
2015 VIE Asset-backed Class A notes	—	12,166
2015 VIE Asset-backed Class B notes	—	165,900
2016-A VIE Asset-backed Class A notes	—	64,732
2016-A VIE Asset-backed Class B notes	—	70,510
2016-A VIE Asset-backed Class C notes	—	70,510
2016-B VIE Asset-backed Class A notes	8,563	256,513
2016-B VIE Asset-backed Class B notes	111,960	111,960
2017-A VIE Asset-backed Class A notes	129,583	—
2017-A VIE Asset-backed Class B notes	106,270	—
2017-A VIE Asset-backed Class C notes	50,340	—
2017 Warehouse Class A Notes	56,874	—
Capital lease obligations	5,213	2,393
Total debt and capital lease obligations	1,047,803	1,159,184
Less:
Discount on debt	(2,668)	(3,089)
Deferred debt issuance costs	(6,206)	(10,853)
Current maturities of long-term debt and capital lease obligations	(65,651)	(849)
Long-term debt and capital lease obligations	$973,278	$1,144,393
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
The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock ("restricted payments"); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations on restricted payments are only effective if one or more of the following occurred: (1) a default were to exist under the Indenture, (2) we could not satisfy a debt incurrence test, and (3) the aggregate amount of restricted payments were to exceed an amount tied to consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have had a leverage ratio, as defined under the Indenture, of less than or equal to 2.50 to 1.0. As a result of these exceptions, as of October 31, 2017, $179.2 million would have been free from the distribution restriction. However, as a result of the revolving credit facility distribution restrictions, which are further described below, we were restricted from making a distribution as of October 31, 2017. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period.
Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.

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
The asset-backed notes at origination consisted of the following:

Asset-Backed Notes	Original Principal Amount	Net Proceeds(1)	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate(2)
2016-B Class A Notes	391,840	380,033	10/6/2016	10/15/2018	3.73%	5.47%
2016-B Class B Notes	111,960	108,586	10/6/2016	3/15/2019	7.34%	8.03%
2017-A Class A Notes	313,220	304,451	4/19/2017	7/15/2019	2.73%	4.96%
2017-A Class B Notes	106,270	103,300	4/19/2017	2/15/2020	5.11%	5.83%
2017-A Class C Notes	50,340	48,919	4/19/2017	10/15/2021	7.40%	7.91%
2017 Warehouse Class A Notes	79,940	78,777	8/15/2017	8/15/2018	1M CP + 4% (3)	7.02%
Total	$1,053,570	$1,024,066

(1)	After giving effect to debt issuance costs and restricted cash held by the VIEs.

(2)	For the nine months ended October 31, 2017, and inclusive of changes in timing of actual and expected cash flows.

(3)	The rate on the 2017 Warehouse Class A Notes is defined as the one-month commercial paper rate, representing the purchaser's commercial paper cost, plus a 4% fixed margin.
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

On August 15, 2017, affiliates of the Company closed on a $79.9 million financing under a receivables warehouse financing transaction entered into on August 8, 2017 (the "Warehouse Financing"). The net proceeds of the Warehouse Financing were used to prepay in full the Series 2016-A Class B Notes and Class C Notes (collectively, the "2016-A Redeemed Notes"), which had been issued by Conn’s Receivables Funding 2016-A, LLC under a securitization transaction entered into on March 17, 2016, that were still outstanding as of August 15, 2017.

On August 15, 2017, the Company completed the redemption of the 2016-A Redeemed Notes at an aggregate redemption price of $102.9 million (which was equal to the entire outstanding principal of, plus accrued interest and the call premiums on, the 2016-A Redeemed Notes). The net funds used to call the notes was $78.6 million, which is equal to the redemption price less adjustments of $24.3 million for funds held in reserve and collection accounts in accordance with the terms of the applicable indenture governing the 2016-A Redeemed Notes. The difference between the net proceeds of the Warehouse Financing and the carrying value of the

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016-A Redeemed Notes at redemption was used to fund fees, expenses and a reserve account related to the Warehouse facility. In connection with the early redemption of the 2016-A Redeemed Notes, we wrote-off $0.5 million of debt issuance costs.

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
The Third Amendment, among other things, (a) extends the maturity date of the credit facility one year to October 30, 2019; (b) provides for a reduction in the aggregate commitments from $810 million to $750 million; (c) amends the minimum interest coverage ratio covenant to reduce the minimum interest coverage ratio to 1.10x as of the last day of the fiscal quarter ending October 31, 2017 and to 1.25x as of the last day of each fiscal quarter thereafter, beginning with the fiscal quarter ending January 31, 2018; (d) sets the applicable margin at 3.50% for LIBOR loans and 2.50% for Base Rate loans until the Company demonstrates an interest coverage ratio of equal to or greater than 1.10x for the fiscal quarter ending October 31, 2017, at which point the applicable margin will revert to being determined according to the existing pricing grid based on facility availability; (e) reduces the minimum cash recovery percentage on the contracts it owns and manages from 4.50% to 4.45% for the first nine months of each fiscal year, and from 4.25% to 4.20% for the last three months of each fiscal year; (f) amends the definition of “EBITDA” to, among other things, exclude the impact of non-cash asset write-offs relating to construction in process; (g) amends the definition of “Interest Expense” to exclude certain non-interest expenses; (h) amends various definitions and other related provisions to clarify the Company’s ability to undertake permitted securitization transactions; (i) increases the number of equity cures that may be exercised during the term of the agreement from one time to two times, and increases the maximum amount of each such cure from $10 million to $20 million; and (j) modifies the calculations of “Tangible Net Worth” and “Interest Coverage Ratio” to deduct certain amounts attributable to the difference between a calculated loss reserve and the Company’s recorded loss reserve on its customer receivables.
Loans under the revolving credit facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin at 3.50% for LIBOR loans and 2.50% for base rate loans until the Company demonstrates an interest coverage ratio of equal to or greater than 1.10x for the fiscal quarter ending October 31, 2017, at which point the applicable margin will revert to being determined according to the existing pricing grid based on facility availability which specifies a margin ranging from 2.75% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.75% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the average outstanding balance and letters of credit of the revolving credit facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the revolving credit facility was 6.6% for the nine months ended October 31, 2017.
The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of October 31, 2017, we had immediately available borrowing capacity of $110.5 million under our revolving credit facility, net of standby letters of credit issued of $2.8 million. We also had $284.8 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our eligible inventory balances.
The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may make dividends and distributions to the Company and other obligors under the revolving credit facility without restriction. As of October 31, 2017, we were unable to repay the Senior Notes or make other distributions as a result of the revolving credit facility restrictions. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.
In connection with entering into the Third Amendment, we wrote-off $0.3 million of debt issuance costs for lenders that did not continue to participate. We also paid $2.8 million of debt issuance costs, recorded as other assets, which will be amortized ratably over the remaining term of the revolving credit facility along with the unamortized debt issuance costs remaining on the revolving credit facility.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants. We were in compliance with our debt covenants, as amended, at October 31, 2017. A summary of the significant financial covenants that govern our revolving credit facility, as amended, compared to our actual compliance status at October 31, 2017 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio must equal or exceed minimum	1.75:1.00	1.10:1.00
Leverage Ratio must not exceed maximum	2.49:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.71:1.00	2.00:1.00
Cash Recovery Percent must exceed stated amount	4.80%	4.45%
Capital Expenditures, net, must not exceed maximum	$1.0 million	$75.0 million
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
On June 30, 2015, the Court held a hearing on the defendants' motion to dismiss plaintiffs' complaint. At the hearing, the Court dismissed Brian Taylor, a former executive officer, and certain other aspects of the complaint. The Court ordered the plaintiffs to further amend their complaint in accordance with its ruling, and the plaintiffs filed their Fourth Consolidated Amended Complaint on July 21, 2015. The remaining defendants filed a motion to dismiss on August 28, 2015. The defendant's motion to dismiss was fully briefed and the Court held a hearing on defendants' motion on March 25, 2016 and on May 5, 2016, the Court issued a ruling that dismissed 78 of 91 alleged misstatements. The parties have submitted their respective briefs in support of, and in opposition to, class certification, and also engaged in discovery pursuant to the Court’s scheduling order. In late June 2017, the Court granted the plaintiffs’ motion for class certification, and shortly thereafter, Defendants filed a petition for permission to appeal to the U.S. 5th Circuit Court of Appeals. The Fifth Circuit granted leave to appeal on August 21, 2017. We anticipate that the appellate court may issue its ruling in the first half of calendar year 2018. Trial is scheduled for October 2018.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Court previously approved a stipulation among the parties to stay the action pending resolution of the motion to dismiss in the Consolidated Securities Action. The Consolidated Securities Action is scheduled for trial in October 2018. The parties have agreed to continue the stay.
Another derivative action was filed on January 27, 2015, captioned as Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, filed in the 281st Judicial District Court, Harris County, Texas. This action makes substantially similar allegations to the Original Derivative Action against the same defendants. On September 14, 2017, the court entered an order extending the stay until March 16, 2018. On May 19, 2016, an alleged shareholder, purportedly on behalf of the Company, filed a lawsuit against us and certain of our current and former directors and former executive officers in the 55th Judicial District Court, Harris County, Texas, captioned as Robert J. Casey II, derivatively on behalf of Conn's, Inc., v. Theodore M. Wright (former executive officer and former director), Michael J. Poppe (former executive officer), Brian Taylor (former executive officer), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director) and William E. Saunders Jr., and Conn's, Inc., Cause No. 2016-33135. The complaint asserts claims for breach of fiduciary duties and unjust enrichment based on substantially similar factual allegations as those asserted in the Original Derivative Action. The complaint does not specify the amount of damages sought. Pursuant to the parties’ agreement, this action is currently stayed.
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
Regulatory Matters. We are continuing to cooperate with the SEC's investigation of our underwriting policies and bad debt provisions, which began in November 2014.  The investigation is a non-public, fact-finding inquiry, and the SEC has stated that the investigation does not mean that any violations of law have occurred. At this time, it is not possible to predict the timing or outcome of this investigation, or whether there will be a material loss, if any, resulting from this investigation.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn's, Inc.):

(in thousands)	October 31, 2017	January 31, 2017
Assets:
Restricted cash	$71,099	$110,698
Due from Conn's, Inc., net	2,387	7,368
Customer accounts receivable:
Customer accounts receivable	603,584	884,367
Restructured accounts	109,143	131,470
Allowance for uncollectible accounts	(109,759)	(150,435)
Allowances for no-interest option credit programs	(8,661)	(15,912)
Deferred fees and origination costs	(3,185)	—
Total customer accounts receivable, net	591,122	849,490
Total assets	$664,608	$967,556
Liabilities:
Accrued expenses	$3,602	$6,525
Other liabilities	6,362	6,691
Current maturities of long-term debt:
2016-B Class A Notes	8,563
2017-A Warehouse Class A Notes	56,874
Deferred debt issuance costs	(485)
	64,952	—
Long-term debt:
2015 Class A Notes	—	12,166
2015 Class B Notes	—	165,900
2016-A Class A Notes	—	64,732
2016-A Class B Notes	—	70,510
2016-A Class C Notes	—	70,510
2016-B Class A Notes	—	256,513
2016-B Class B Notes	111,960	111,960
2017-A Class A Notes	129,583	—
2017-A Class B Notes	106,270	—
2017-A Class C Notes	50,340	—
	398,153	752,291
Less: deferred debt issuance costs	(2,143)	(6,710)
Total long-term debt	396,010	745,581
Total liabilities	$470,926	$758,797
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
As of October 31, 2017, we operated retail stores in 14 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information by segment is presented in the following tables:

	Three Months Ended October 31, 2017			Three Months Ended October 31, 2016
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$97,146	$—	$97,146	$98,898	$—	$98,898
Home appliance	83,837	—	83,837	85,785	—	85,785
Consumer electronic	58,062	—	58,062	65,670	—	65,670
Home office	20,295	—	20,295	22,747	—	22,747
Other	4,446	—	4,446	4,956	—	4,956
Product sales	263,786	—	263,786	278,056	—	278,056
Repair service agreement commissions	24,488	—	24,488	26,354	—	26,354
Service revenues	3,534	—	3,534	3,623	—	3,623
Total net sales	291,808	—	291,808	308,033	—	308,033
Finance charges and other revenues	95	81,269	81,364	337	68,403	68,740
Total revenues	291,903	81,269	373,172	308,370	68,403	376,773
Costs and expenses:
Cost of goods sold	175,591	—	175,591	192,374	—	192,374
Selling, general and administrative expenses (1)	80,676	33,679	114,355	79,777	34,680	114,457
Provision for bad debts	189	56,323	56,512	286	51,278	51,564
Charges and credits	5,861	—	5,861	1,987	—	1,987
Total costs and expense	262,317	90,002	352,319	274,424	85,958	360,382
Operating income (loss)	29,586	(8,733)	20,853	33,946	(17,555)	16,391
Interest expense	—	18,095	18,095	—	23,470	23,470
Loss on extinguishment of debt	—	461	461	—	—	—
Income (loss) before income taxes	$29,586	$(27,289)	$2,297	$33,946	$(41,025)	$(7,079)

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended October 31, 2017			Nine Months Ended October 31, 2016
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$286,886	$—	$286,886	$309,766	$—	$309,766
Home appliance	253,044	—	253,044	275,048	—	275,048
Consumer electronic	166,761	—	166,761	197,270	—	197,270
Home office	54,945	—	54,945	66,921	—	66,921
Other	13,105	—	13,105	15,264	—	15,264
Product sales	774,741	—	774,741	864,269	—	864,269
Repair service agreement commissions	72,703	—	72,703	82,849	—	82,849
Service revenues	10,062	—	10,062	11,456	—	11,456
Total net sales	857,506	—	857,506	958,574	—	958,574
Finance charges and other revenues	267	237,872	238,139	1,268	204,201	205,469
Total revenues	857,773	237,872	1,095,645	959,842	204,201	1,164,043
Costs and expenses:
Cost of goods sold	519,847	—	519,847	605,709	—	605,709
Selling, general and administrative expenses (1)	233,290	99,234	332,524	244,598	102,952	347,550
Provision for bad debts	584	161,307	161,891	811	169,167	169,978
Charges and credits	11,156	—	11,156	5,408	—	5,408
Total costs and expense	764,877	260,541	1,025,418	856,526	272,119	1,128,645
Operating income (loss)	92,896	(22,669)	70,227	103,316	(67,918)	35,398
Interest expense	—	62,142	62,142	—	73,504	73,504
Loss on extinguishment of debt	—	2,907	2,907	—	—	—
Income (loss) before income taxes	$92,896	$(87,718)	$5,178	$103,316	$(141,422)	$(38,106)

(1)
For the three months ended October 31, 2017 and 2016, the amount of corporate overhead allocated to each segment reflected in selling, general and administrative expense was $7.3 million and $6.7 million, respectively. For the three months ended October 31, 2017 and 2016, the amount of reimbursement made to the retail segment by the credit segment was $9.3 million and $9.6 million, respectively. For the nine months ended October 31, 2017 and 2016, the amount of corporate overhead allocated to each segment reflected in selling, general and administrative expense was $21.5 million and $18.9 million, respectively. For the nine months ended October 31, 2017 and 2016, the amount of reimbursement made to the retail segment by the credit segment was $27.9 million and $29.0 million, respectively.

10.	Guarantor Financial Information
Conn's, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. The Senior Notes, which were issued by Conn's, Inc., are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain guarantor subsidiaries (the "Guarantors"). As of October 31, 2017 and January 31, 2017, the direct or indirect subsidiaries of Conn's, Inc. that were not Guarantors (the "Non-Guarantor Subsidiaries") were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn's, Inc. in the form of dividends or distributions.
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
(i) Conn’s, Inc. (on a parent-only basis),
(ii) Guarantors,

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iii) Non-Guarantor Subsidiaries, and
(iv) the parent company and the subsidiaries on a consolidated basis at October 31, 2017 and January 31, 2017 (after the elimination of intercompany balances and transactions). Condensed consolidated net income (loss) is the same as condensed consolidated comprehensive income (loss) for the periods presented.
Condensed Consolidated Balance Sheet as of October 31, 2017:

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$12,742	$—	$—	$12,742
Restricted cash	—	—	71,099	—	71,099
Customer accounts receivable, net of allowance	—	275,614	360,086	—	635,700
Other accounts receivable	—	63,203	—	—	63,203
Inventories	—	235,479	—	—	235,479
Other current assets	—	18,865	2,387	(5,337)	15,915
Total current assets	—	605,903	433,572	(5,337)	1,034,138
Investment in and advances to subsidiaries	682,391	193,682	—	(876,073)	—
Long-term portion of customer accounts receivable, net of allowance	—	385,629	231,036	—	616,665
Property and equipment, net	—	144,747	—	—	144,747
Deferred income taxes	72,554	—	—	—	72,554
Other assets	—	6,285	—	—	6,285
Total assets	$754,945	$1,336,246	$664,608	$(881,410)	$1,874,389
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$—	$699	$64,952	$—	$65,651
Accounts payable	—	109,738	—	—	109,738
Accrued expenses	4,800	59,463	3,602	(2,949)	64,916
Other current liabilities	—	21,342	3,063	(2,387)	22,018
Total current liabilities	4,800	191,242	71,617	(5,336)	262,323
Deferred rent	—	87,152	—	—	87,152
Long-term debt and capital lease obligations	220,754	356,514	396,010	—	973,278
Other long-term liabilities	—	18,946	3,299	—	22,245
Total liabilities	225,554	653,854	470,926	(5,336)	1,344,998
Total stockholders' equity	529,391	682,391	193,682	(876,073)	529,391
Total liabilities and stockholders' equity	$754,945	$1,336,245	$664,608	$(881,409)	$1,874,389
Deferred income taxes related to tax attributes of the Guarantors and Non-Guarantor Subsidiaries are reflected under Conn's, Inc.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of January 31, 2017:

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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Operations for the three months ended October 31, 2017:

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$291,808	$—	$—	$291,808
Finance charges and other revenues	—	45,228	36,136	—	81,364
Servicing fee revenue	—	18,178	—	(18,178)	—
Total revenues	—	355,214	36,136	(18,178)	373,172
Costs and expenses:
Cost of goods sold	—	175,591	—	—	175,591
Selling, general and administrative expenses	—	125,355	7,178	(18,178)	114,355
Provision for bad debts	—	44,454	12,058	—	56,512
Charges and credits	—	5,861	—	—	5,861
Total costs and expenses	—	351,261	19,236	(18,178)	352,319
Operating income	—	3,953	16,900	—	20,853
Interest expense	4,443	4,979	8,673	—	18,095
Loss on extinguishment of debt	—	—	461	—	461
Income (loss) before income taxes	(4,443)	(1,026)	7,766	—	2,297
Provision (benefit) for income taxes	(1,408)	(324)	2,460	—	728
Net income (loss) before consolidation	$(3,035)	$(702)	$5,306	$—	$1,569
Income (loss) from consolidated subsidiaries (after tax)	$4,742	$1,988	$—	$(6,730)	$—
Consolidated net income (loss)	$1,707	$1,286	$5,306	$(6,730)	$1,569
Condensed Consolidated Statement of Operations for the three months ended October 31, 2016:

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$308,033	$—	$—	$308,033
Finance charges and other revenues	—	22,326	46,414	—	68,740
Servicing fee revenue	—	15,073	—	(15,073)	—
Total revenues	—	345,432	46,414	(15,073)	376,773
Costs and expenses:
Cost of goods sold	—	192,374	—	—	192,374
Selling, general and administrative expenses	—	114,457	15,073	(15,073)	114,457
Provision for bad debts	—	31,672	19,892	—	51,564
Charges and credits	—	1,987	—	—	1,987
Total costs and expenses	—	340,490	34,965	(15,073)	360,382
Operating income	—	4,942	11,449	—	16,391
Interest expense	4,447	3,876	15,147	—	23,470
Loss on extinguishment of debt	—	—	—	—	—
Income (loss) before income taxes	(4,447)	1,066	(3,698)	—	(7,079)
Provision (benefit) for income taxes	(2,051)	492	(1,705)	—	(3,264)
Net income (loss) before consolidation	$(2,396)	$574	$(1,993)	$—	$(3,815)
Income (loss) from consolidated subsidiaries (after tax)	$(1,419)	$(1,993)	$—	$3,412	$—
Consolidated net income (loss)	$(3,815)	$(1,419)	$(1,993)	$3,412	$(3,815)

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Operations for the nine months ended October 31, 2017:

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$857,506	$—	$—	$857,506
Finance charges and other revenues	—	122,305	115,834	—	238,139
Servicing fee revenue	—	46,010	—	(46,010)	—
Total revenues	—	1,025,821	115,834	(46,010)	1,095,645
Costs and expenses:
Cost of goods sold	—	519,847	—	—	519,847
Selling, general and administrative expenses	—	343,043	35,491	(46,010)	332,524
Provision for bad debts	—	64,438	97,453	—	161,891
Charges and credits	—	11,156	—	—	11,156
Total costs and expenses	—	938,484	132,944	(46,010)	1,025,418
Operating income	—	87,337	(17,110)	—	70,227
Interest expense	13,329	7,501	41,312	—	62,142
Loss on extinguishment of debt	—	349	2,558	—	2,907
Income (loss) before income taxes	(13,329)	79,487	(60,980)	—	5,178
Provision (benefit) for income taxes	(4,934)	29,420	(22,570)	—	1,916
Net income (loss) before consolidation	$(8,395)	$50,067	$(38,410)	$—	$3,262
Income (loss) from consolidated subsidiaries (after tax)	$11,657	$(38,410)	$—	$26,753	$—
Consolidated net income (loss)	$3,262	$11,657	$(38,410)	$26,753	$3,262
Condensed Consolidated Statement of Operations for the nine months ended October 31, 2016:

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$958,574	$—	$—	$958,574
Finance charges and other revenues	—	85,560	119,909	—	205,469
Servicing fee revenue	—	45,384	—	(45,384)	—
Total revenues	—	1,089,518	119,909	(45,384)	1,164,043
Costs and expenses:
Cost of goods sold	—	605,709	—	—	605,709
Selling, general and administrative expenses	—	347,550	45,384	(45,384)	347,550
Provision for bad debts	—	88,084	81,894	—	169,978
Charges and credits	—	5,408	—	—	5,408
Total costs and expenses	—	1,046,751	127,278	(45,384)	1,128,645
Operating income	—	42,767	(7,369)	—	35,398
Interest expense	13,290	10,496	49,718	—	73,504
Income (loss) before income taxes	(13,290)	32,271	(57,087)	—	(38,106)
Provision (benefit) for income taxes	(4,400)	10,685	(18,903)	—	(12,618)
Net income (loss) before consolidation	$(8,890)	$21,586	$(38,184)	$—	$(25,488)
Income (loss) from consolidated subsidiaries (after tax)	$(16,598)	$(38,184)	$—	$54,780	$—
Consolidated net income (loss)	$(25,488)	$(16,598)	$(38,184)	$54,780	$(25,488)

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the nine months ended October 31, 2017:

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(3,011)	$(635,568)	$721,316	$—	$82,737
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(544,833)	544,833	—
Sale of customer accounts receivables	—	544,833	—	(544,833)	—
Purchase of property and equipment	—	(11,995)	—	—	(11,995)
Proceeds from sales of property	—	—	—	—	—
Net cash provided by (used in) investing activities	—	532,838	(544,833)	—	(11,995)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	469,814	—	469,814
Payments on asset-backed notes	—	(78,780)	(737,463)	—	(816,243)
Changes in restricted cash balances	—	—	39,599	—	39,599
Borrowings from revolving credit facility	—	1,257,052	—	—	1,257,052
Payments on revolving credit facility	—	(1,082,552)	—	—	(1,082,552)
Borrowings from warehouse facility	—	—	79,940	—	79,940
Payment of debt issuance costs and amendment fees	—	(2,865)	(5,307)	—	(8,172)
Payments on warehouse facility	—	—	(23,066)	—	(23,066)
Proceeds from stock issued under employee benefit plans	3,011	—	—	—	3,011
Other	—	(949)	—	—	(949)
Net cash provided by (used in) financing activities	3,011	91,906	(176,483)	—	(81,566)
Net change in cash and cash equivalents	—	(10,824)	—	—	(10,824)
Cash and cash equivalents, beginning of period	—	23,566	—	—	23,566
Cash and cash equivalents, end of period	$—	$12,742	$—	$—	$12,742

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the nine months ended October 31, 2016:

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(13,544)	$(606,570)	$803,125	$—	$183,011
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(1,038,226)	1,038,226	—
Sale of customer accounts receivables	—	1,038,226	—	(1,038,226)	—
Purchase of property and equipment	—	(41,804)	—	—	(41,804)
Proceeds from sales of property	—	686	—	—	686
Net change in intercompany	12,719			(12,719)	—
Net cash provided by (used in) investing activities	12,719	997,108	(1,038,226)	(12,719)	(41,118)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	1,067,850	—	1,067,850
Payments on asset-backed notes	—	—	(736,266)	—	(736,266)
Changes in restricted cash balances	—	—	(87,900)	—	(87,900)
Borrowings from revolving credit facility	—	529,352	—	—	529,352
Payments on revolving credit facility	—	(858,559)	—	—	(858,559)
Payment of debt issuance costs and amendment fees	—	(1,192)	(8,583)	—	(9,775)
Proceeds from stock issued under employee benefit plans	824	—	—	—	824
Net change in intercompany	—	(12,719)	—	12,719	—
Other	1	(609)	—	—	(608)
Net cash provided by (used in) financing activities	825	(343,727)	235,101	12,719	(95,082)
Net change in cash and cash equivalents	—	46,811	—	—	46,811
Cash and cash equivalents, beginning of period	—	12,254	—	—	12,254
Cash and cash equivalents, end of period	$—	$59,065	$—	$—	$59,065

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," “predict,” “will,” “potential,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements, including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets; and other risks detailed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017 and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
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
Executive Summary
Total revenues decreased to $373.2 million for the three months ended October 31, 2017 compared to $376.8 million for the three months ended October 31, 2016. Retail revenues decreased to $291.9 million for the three months ended October 31, 2017 from $308.4 million for the three months ended October 31, 2016. The decrease in retail revenue was primarily driven by a decrease in same store sales of 7.0%, partially offset by new store growth. Sales for the three months ended October 31, 2017 were impacted negatively by general softness in consumer spending. Credit revenue increased to $81.3 million for the three months ended October 31, 2017 from $68.4 million for the three months ended October 31, 2016. The increase in credit revenue resulted from increased originations of our higher-yielding direct loan product, which resulted in an increase in the portfolio yield rate to 19.8% from 15.0%, partially offset by a 3.7% decline in the average balance of the customer receivable portfolio.
Retail gross margin for the three months ended October 31, 2017 was 39.8%, an increase of 230 basis points from the 37.5% reported in the three months ended October 31, 2016. The increase in retail gross margin was primarily due to improved product margins across all product categories, favorable product mix and continued focus on increasing efficiencies.
Selling, general and administrative expenses ("SG&A") for the three months ended October 31, 2017 were $114.4 million, a decrease of $0.1 million, or 0.1%, over the three months ended October 31, 2016. The SG&A decrease in the credit segment was primarily due to a decrease in compensation costs, partially offset by an increase in the corporate overhead allocation. The SG&A increase in the retail segment was primarily due to an increase in the corporate overhead allocation, an increase in occupancy costs due to additional stores opened in fiscal year 2018, and $1.2 million of expenses incurred, net of estimated insurance proceeds, related to Hurricane Harvey, partially offset by a decrease in advertising and compensation expenses. The Company incurred a total of $1.6 million of expenses, net of estimated insurance proceeds, related to Hurricane Harvey. The increase in the corporate overhead allocation made to each of the segments was driven by investments we are making in information technology, other personnel to support long-term performance improvement initiatives, and an increase in accrued incentive compensation.
Provision for bad debts for the three months ended October 31, 2017 was $56.5 million, an increase of $4.9 million from the comparable prior-year period. The most significant reasons for the increase in the provision for bad debts for the three months ended October 31, 2017 compared to the three months ended October 31, 2016 were

i.	growth in the customer receivables portfolio in the three months ended October 31, 2017 compared to a decline in the three months ended October 31, 2016,

ii.	higher net-charge offs in the three months ended October 31, 2017 compared to the three months ended October 31, 2016, and

iii.	an increase in the qualitative reserve related to Hurricane Harvey of $1.1 million, partially offset by

iv.	a decrease in our estimated TDR loss rate as a result of improvements in TDR delinquency rates.

Interest expense decreased to $18.1 million for the three months ended October 31, 2017, compared to $23.5 million for the three months ended October 31, 2016, primarily reflecting a lower effective cost of borrowing and lower average outstanding balance of debt. Interest expense during the third quarter of fiscal year 2018 benefited from the early redemption of previously issued higher cost asset backed notes.
Net income for the three months ended October 31, 2017 was $1.6 million or $0.05 per share, which included certain pre-tax charges of $6.3 million or $0.13 per diluted share, related to the write-off of previously capitalized costs for a software project that was abandoned during the third quarter of fiscal year 2018 related to the implementation of a new point of sale system that began in fiscal year 2013, and the loss on extinguishment of debt related to the early redemption of our 2016-A Redeemed Notes. This compares to a net loss for the three months ended October 31, 2016 of $3.8 million, or $0.12 per diluted share, which included net pre-tax charges of $2.0 million, or $0.04 per diluted share, related to legal and professional fees related to the exploration of strategic alternatives and securities-related litigation, impairment on disposals, facility close costs, and executive management transition costs.
Company Initiatives
In the third quarter of fiscal year 2018, we demonstrated the resiliency of our business model and the significant value we provide our customers as we quickly recovered from the impact of Hurricane Harvey. Despite the challenges caused by Hurricane Harvey, we maintained our focus on enhancing our credit platform to improve near-term results and to support the pursuit of the Company’s long-term growth objectives. Retail performance and margin remain strong, demonstrating our differentiated business model. We continue to see the benefit in our credit operations from the structural changes we are making to increase yield, reduce losses and improve overall credit performance. We delivered the following financial and operational results in the third quarter of fiscal year 2018:

•	Achieved second consecutive quarter of profitability, despite the unprecedented impact of Hurricane Harvey;

•
Successfully launched our direct loan program in all of our Oklahoma and Tennessee locations which contributed to our sixth consecutive quarter of incremental yield improvement. Our weighted average origination loan yield increased to 27.9% in the third quarter of fiscal year 2018 from 24.7% in the third quarter of fiscal year 2017, an increase of over 300 basis points;

•	Reduced, year-over-year, the balance of accounts 60 days past due as a percentage of the customer receivables portfolio to 9.9% at October 31, 2017 from 11.0% at October 31, 2016;

•
Increased retail gross margin for the third quarter of fiscal year 2018 to 39.8%, an increase of over 230 basis points compared to the third quarter of fiscal year 2017 rate of 37.5%, driven primarily by improved product margins across all product categories, favorable product mix, and continued focus on increasing efficiencies;

•
Completed the early redemption of our 2016-A Redeemed Notes on August 15, 2017, which contributed to a $1.9 million reduction in interest expense in the third quarter of fiscal year 2018 compared to the second quarter of fiscal year 2018 and a $5.4 million reduction compared to the third quarter of fiscal year 2017; and

•
Increased sales financed with the lease-to-own product offered through Progressive Leasing, which we offer to our customers who do not qualify for our proprietary credit programs, to 5.7% in the third quarter of fiscal year 2018 from 3.8% in the second quarter of fiscal year 2018.

We believe that we are positioned to prudently execute our long-term growth strategy and reduce financial and operational risk while enhancing shareholder value. We continue to execute on the following strategic priorities for fiscal year 2018:

•	Implement our direct loan program offering to further enhance our yield;

•	Continue to refine and enhance our underwriting model and focus on our collection operations to reduce delinquency rates and future charge-offs to improve future credit segment performance;

•	Lower our cost of funds;

•	Optimize our mix of quality, branded products and reduce warehouse, delivery and transportation costs to increase our retail gross margin;

•	Maintain focus on cost control of our SG&A expenses; and

•	Open three new stores, all of which were successfully opened during the first half of fiscal year 2018.

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
Results of Operations
The following tables present certain financial and other information, on a consolidated basis:

Consolidated:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2017	2016	Change	2017	2016	Change
Revenues:
Total net sales	$291,808	$308,033	$(16,225)	$857,506	$958,574	$(101,068)
Finance charges and other revenues	81,364	68,740	12,624	238,139	205,469	32,670
Total revenues	373,172	376,773	(3,601)	1,095,645	1,164,043	(68,398)
Costs and expenses:
Cost of goods sold	175,591	192,374	(16,783)	519,847	605,709	(85,862)
Selling, general and administrative expenses	114,355	114,457	(102)	332,524	347,550	(15,026)
Provision for bad debts	56,512	51,564	4,948	161,891	169,978	(8,087)
Charges and credits	5,861	1,987	3,874	11,156	5,408	5,748
Total costs and expenses	352,319	360,382	(8,063)	1,025,418	1,128,645	(103,227)
Operating income	20,853	16,391	4,462	70,227	35,398	34,829
Interest expense	18,095	23,470	(5,375)	62,142	73,504	(11,362)
Loss on extinguishment of debt	461	—	461	2,907	—	2,907
Income (loss) before income taxes	2,297	(7,079)	9,376	5,178	(38,106)	43,284
Provision (benefit) for income taxes	728	(3,264)	3,992	1,916	(12,618)	14,534
Net income (loss)	$1,569	$(3,815)	$5,384	$3,262	$(25,488)	$28,750
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
The following table represents total revenues, costs and expenses, operating income and income before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2017	2016	Change	2017	2016	Change
Revenues:
Product sales	$263,786	$278,056	$(14,270)	$774,741	$864,269	$(89,528)
Repair service agreement commissions	24,488	26,354	(1,866)	72,703	82,849	(10,146)
Service revenues	3,534	3,623	(89)	10,062	11,456	(1,394)
Total net sales	291,808	308,033	(16,225)	857,506	958,574	(101,068)
Other revenues	95	337	(242)	267	1,268	(1,001)
Total revenues	291,903	308,370	(16,467)	857,773	959,842	(102,069)
Costs and expenses:
Cost of goods sold	175,591	192,374	(16,783)	519,847	605,709	(85,862)
Selling, general and administrative expenses (1)	80,676	79,777	899	233,290	244,598	(11,308)
Provision for bad debts	189	286	(97)	584	811	(227)
Charges and credits	5,861	1,987	3,874	11,156	5,408	5,748
Total costs and expenses	262,317	274,424	(12,107)	764,877	856,526	(91,649)
Operating income	$29,586	$33,946	$(4,360)	$92,896	$103,316	$(10,420)
Number of stores:
Beginning of period	116	112		113	103
Open	—	1		3	10
Closed	—	—		—	—
End of period	116	113		116	113

Credit Segment:	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2017	2016	Change	2017	2016	Change
Revenues -
Finance charges and other revenues	$81,269	$68,403	$12,866	$237,872	$204,201	$33,671
Costs and expenses:
Selling, general and administrative expenses (1)	33,679	34,680	(1,001)	99,234	102,952	(3,718)
Provision for bad debts	56,323	51,278	5,045	161,307	169,167	(7,860)
Total cost and expenses	90,002	85,958	4,044	260,541	272,119	(11,578)
Operating loss	(8,733)	(17,555)	8,822	(22,669)	(67,918)	45,249
Interest expense	18,095	23,470	(5,375)	62,142	73,504	(11,362)
Loss on extinguishment of debt	461	—	461	2,907	—	2,907
Loss before income taxes	$(27,289)	$(41,025)	$13,736	$(87,718)	$(141,422)	$53,704

(1)
For the three months ended October 31, 2017 and 2016, the amount of corporate overhead allocated to each segment reflected in selling, general and administrative expense was $7.3 million and $6.7 million, respectively. For the three months ended October 31, 2017 and 2016, the amount of reimbursement made to the retail segment by the credit segment was $9.3 million and $9.6 million, respectively. For the nine months ended October 31, 2017 and 2016, the amount of corporate overhead allocated to each segment reflected in selling, general and administrative expense was $21.5 million and $18.9 million, respectively. For the nine months ended October 31, 2017 and 2016, the amount of reimbursement made to the retail segment by the credit segment was $27.9 million and $29.0 million, respectively.

Three months ended October 31, 2017 compared to three months ended October 31, 2016
Revenues
The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended October 31,					%	Same store
(dollars in thousands)	2017	% of Total	2016	% of Total	Change	Change	% change
Furniture and mattress	$97,146	33.3%	$98,898	32.1%	$(1,752)	(1.8)%	(6.1)%
Home appliance	83,837	28.7	85,785	27.8	(1,948)	(2.3)	(3.3)
Consumer electronic	58,062	19.9	65,670	21.3	(7,608)	(11.6)	(10.7)
Home office	20,295	7.0	22,747	7.5	(2,452)	(10.8)	(8.1)
Other	4,446	1.5	4,956	1.6	(510)	(10.3)	(11.1)
Product sales	263,786	90.4	278,056	90.3	(14,270)	(5.1)	(6.6)
Repair service agreement commissions	24,488	8.4	26,354	8.5	(1,866)	(7.1)	(10.1)
Service revenues	3,534	1.2	3,623	1.2	(89)	(2.5)
Total net sales	$291,808	100.0%	$308,033	100.0%	$(16,225)	(5.3)%	(7.0)%
Sales for the three months ended October 31, 2017 were impacted negatively by general softness in consumer spending. The following provides a summary of the same store sales performance of our product categories during the third quarter of fiscal year 2018 compared to the third quarter of fiscal year 2017:
•Furniture unit volume decreased 12.5%, partially offset by a 9.3% increase in average selling price;

•	Mattress unit volume decreased 15.1%, partially offset by a 4.5% increase in average selling price;

•	Home appliance unit volume decreased 5.0%, partially offset by a 1.8% increase in average selling price;

•	Consumer electronic unit volume decreased 11.9%, partially offset by a 1.5% increase in average sales price; and

•	Home office unit volume decreased 20.4%, partially offset by a 15.5% increase in average selling price.
The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended October 31,
(in thousands)	2017	2016	Change
Interest income and fees	$74,144	$58,404	$15,740
Insurance income	7,125	9,999	(2,874)
Other revenues	95	337	(242)
Finance charges and other revenues	$81,364	$68,740	$12,624
The increase in interest income and fees was due to a yield rate of 19.8% during the third quarter of fiscal year 2018, 480 basis points higher than the third quarter of fiscal year 2017, partially offset by a decline of 3.7% in the average balance of the customer receivable portfolio. Insurance income is comprised of sales commissions from third-party insurance companies at the time we sell the coverage, and we may receive retrospective commissions, which are additional commissions paid by the insurance carrier if insurance claims are less than earned premiums. Insurance income decreased over the prior year period primarily due to the decrease in retrospective commissions as a result of higher claim volumes related to Hurricane Harvey.

The following table provides key portfolio performance information:

	Three Months Ended October 31,
(dollars in thousands)	2017	2016	Change
Interest income and fees	$74,144	$58,404	$15,740
Net charge-offs	(56,519)	(50,216)	(6,303)
Interest expense	(18,095)	(23,470)	5,375
Net portfolio income	$(470)	$(15,282)	$14,812
Average portfolio balance	$1,485,683	$1,542,767	$(57,084)
Interest income and fee yield (annualized)	19.8%	15.0%
Net charge-off % (annualized)	15.2%	13.0%
Retail Gross Margin

	Three Months Ended October 31,
(dollars in thousands)	2017	2016	Change
Total net sales	$291,808	$308,033	$(16,225)
Cost of goods sold	$175,591	$192,374	$(16,783)
Retail gross margin	39.8%	37.5%
The increase in retail gross margin was primarily due to improved product margins across all product categories, favorable product mix and continued focus on increasing efficiencies.
Selling, General and Administrative Expenses

	Three Months Ended October 31,
(dollars in thousands)	2017	2016	Change
Selling, general and administrative expenses:
Retail segment	$80,676	$79,777	$899
Credit segment	33,679	34,680	(1,001)
Selling, general and administrative expenses - Consolidated	$114,355	$114,457	$(102)
Selling, general and administrative expenses as a percent of total revenues	30.6%	30.4%
The SG&A increase in the retail segment was primarily due to an increase in the corporate overhead allocation, an increase in occupancy costs due to additional stores opened in fiscal year 2018, and $1.2 million of expenses incurred, net of estimated insurance proceeds, related to Hurricane Harvey, partially offset by a decrease in advertising expense. The increase in retail SG&A as well as the decrease in retail revenue resulted in an increase in SG&A as a percent of retail segment revenues of 170 basis points for the third quarter of fiscal year 2018 as compared to the third quarter of fiscal year 2017. The SG&A decrease in the credit segment was primarily due to a decrease in compensation costs, partially offset by an increase in the corporate overhead allocation. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the third quarter of fiscal year 2018 increased 10 basis points compared to the third quarter of fiscal year 2017. The increase in the corporate overhead allocation made to each of the segments was driven by investments we are making in information technology, other personnel to support long-term performance improvement initiatives, and an increase in accrued incentive compensation.

Provision for Bad Debts

	Three Months Ended October 31,
(dollars in thousands)	2017	2016	Change
Provision for bad debts:
Retail segment	$189	$286	$(97)
Credit segment	56,323	51,278	5,045
Provision for bad debts - Consolidated	$56,512	$51,564	$4,948
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	15.2%	13.3%
The provision for bad debts increased by $4.9 million for the three months ended October 31, 2017 compared to the three months ended October 31, 2016. The most significant reasons for this increase were:

i.	growth in the customer receivables portfolio in the three months ended October 31, 2017 compared to a decline in the three months ended October 31, 2016;

ii.	higher net-charge offs in the three months ended October 31, 2017 compared to the three months ended October 31, 2016; and

iii.	an increase in the qualitative reserve related to Hurricane Harvey of $1.1 million; partially offset by

iv.	a decrease in our estimated TDR loss rate as a result of improvements in TDR delinquency rates.
Charges and Credits

	Three Months Ended October 31,
(in thousands)	2017	2016	Change
Store and Facility closure costs	$—	$954	$(954)
Impairments from disposals	—	595	(595)
Legal and professional fees related to securities-related litigation	—	158	(158)
Employee severance	—	280	(280)
Write-off of capitalized software costs	5,861	—	5,861
	$5,861	$1,987	$3,874
During the three months ended October 31, 2017, we incurred a loss from the write-off of previously capitalized costs for a software project that was abandoned during the third quarter of fiscal year 2018 related to the implementation of a new point of sale system that began in fiscal year 2013. During the three months ended October 31, 2016, we incurred charges associated with store and facility closures, impairments from disposals, legal and professional fees related to our securities-related litigation, and charges for severance. The impairments from disposals included the write-off of leasehold improvements for one store we relocated prior to the end of its useful life and incurred costs for terminated store projects prior to starting construction.
Interest Expense
For the three months ended October 31, 2017, net interest expense decreased by $5.4 million from the prior year comparative period, primarily reflecting a lower weighted average cost of borrowing and a lower average outstanding balance of debt.
Loss on Extinguishment of Debt
During the three months ended October 31, 2017, we wrote off $0.5 million of debt issuance costs related to the early retirement of our 2016-A Redeemed Notes.

Provision for Income Taxes

	Three Months Ended October 31,
(dollars in thousands)	2017	2016	Change
Provision (benefit) for income taxes	$728	$(3,264)	$3,992
Effective tax rate	31.7%	46.1%
The decrease in the income tax rate for the three months ended October 31, 2017 compared to the three months ended October 31, 2016 was primarily due to a decrease in the rate due to discrete items, partially offset by an increase in the rate due to state income taxes.

Nine months ended October 31, 2017 compared to Nine months ended October 31, 2016
Revenues
The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Nine Months Ended October 31,					%	Same store
(dollars in thousands)	2017	% of Total	2016	% of Total	Change	Change	% change
Furniture and mattress	$286,886	33.5%	$309,766	32.3%	$(22,880)	(7.4)%	(11.0)%
Home appliance	253,044	29.5	275,048	28.7	(22,004)	(8.0)	(9.7)
Consumer electronic	166,761	19.4	197,270	20.6	(30,509)	(15.5)	(16.0)
Home office	54,945	6.4	66,921	7.0	(11,976)	(17.9)	(17.6)
Other	13,105	1.6	15,264	1.6	(2,159)	(14.1)	(16.2)
Product sales	774,741	90.4	864,269	90.2	(89,528)	(10.4)	(12.4)
Repair service agreement commissions	72,703	8.5	82,849	8.6	(10,146)	(12.2)	(13.9)
Service revenues	10,062	1.1	11,456	1.2	(1,394)	(12.2)
Total net sales	$857,506	100.0%	$958,574	100.0%	$(101,068)	(10.5)%	(12.5)%
The decrease in same store sales was impacted by underwriting changes made during fiscal year 2017, one less business day in fiscal year 2018 versus the leap year in fiscal year 2017, and general softness in consumer spending. The following provides a summary of the same store sales performance of our product categories during the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016:

•	Furniture unit volume decreased 20.7%, partially offset by a 11.4% increase in average selling price;

•	Mattress unit volume decreased 17.4%, partially offset by a 10.2% increase in average selling price;

•	Home appliance unit volume decreased 9.0% and average selling price decreased 0.8%;

•	Consumer electronic unit volume decreased 16.5%, partially offset by a 0.6% increase in average selling price; and

•	Home office unit volume decreased 21.0%, partially offset by a 4.3% increase in average selling price.
The following table provides the change of the components of finance charges and other revenues:

	Nine Months Ended October 31,
(in thousands)	2017	2016	Change
Interest income and fees	$210,765	$173,527	$37,238
Insurance income	27,107	30,674	(3,567)
Other revenues	267	1,268	(1,001)
Finance charges and other revenues	$238,139	$205,469	$32,670

The increase in interest income and fees was due to a yield rate of 18.9% during the nine months ended October 31, 2017, 400 basis points higher than the nine months ended October 31, 2016, partially offset by a decline of 3.6% in the average balance of the customer receivable portfolio. Interest income and fees for the nine months ended October 31, 2016 included the negative impact of adjustments of $8.2 million as a result of changes in estimates for allowances for no-interest option credit programs and deferred interest. Excluding the impact of changes in estimates, the yield rate increased 320 basis points from the nine months ended October 31, 2016. Insurance income is comprised of sales commissions from third-party insurance companies at the time we sell the coverage, and we may receive retrospective commissions, which are additional commissions paid by the insurance carrier if insurance claims are less than earned premiums. Insurance income decreased over the prior year period primarily due to the decrease in retrospective commissions as a result of higher claim volumes related to Hurricane Harvey.
The following table provides key portfolio performance information:

	Nine Months Ended October 31,
(dollars in thousands)	2017	2016	Change
Interest income and fees	$210,765	$173,527	$37,238
Net charge-offs	(170,393)	(159,204)	(11,189)
Interest expense	(62,142)	(73,504)	11,362
Net portfolio income	$(21,770)	$(59,181)	$37,411
Average portfolio balance	$1,493,292	$1,548,966	$(55,674)
Interest income and fee yield (annualized)	18.9%	14.9%
Net charge-off % (annualized)	15.2%	13.7%
Retail Gross Margin

	Nine Months Ended October 31,
(dollars in thousands)	2017	2016	Change
Total net sales	$857,506	$958,574	$(101,068)
Cost of goods sold	$519,847	$605,709	$(85,862)
Retail gross margin	39.4%	36.8%
The increase in retail gross margin was primarily due to improved product margins across all product categories, favorable product mix and continued focus on increasing efficiencies.
Selling, General and Administrative Expenses

	Nine Months Ended October 31,
(dollars in thousands)	2017	2016	Change
Selling, general and administrative expenses:
Retail segment	$233,290	$244,598	$(11,308)
Credit segment	99,234	102,952	(3,718)
Selling, general and administrative expenses - Consolidated	$332,524	$347,550	$(15,026)
Selling, general and administrative expenses as a percent of total revenues	30.3%	29.9%
The SG&A decrease in the retail segment was primarily due to a decrease in compensation, advertising, delivery, and transportation costs, partially offset by an increase in the corporate overhead allocation, an increase in occupancy costs due to additional stores opened in fiscal year 2018, and $1.2 million of expenses incurred, net of estimated insurance proceeds, related to Hurricane Harvey. The decrease in retail revenue resulted in an increase in SG&A as a percent of retail segment revenues of 170 basis points for the nine months ended October 31, 2017 as compared to the nine months ended October 31, 2016. The SG&A decrease in the credit segment was primarily due to a decrease in compensation costs, partially offset by an increase in the corporate overhead allocation. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the nine months ended October 31, 2017 remained the same as compared to the nine months ended October 31, 2016. The increase in the corporate overhead allocation made to each of the segments was driven by investments we are making in information technology, other personnel to support long-term performance improvement initiatives, and an increase in accrued incentive compensation.

Provision for Bad Debts

	Nine Months Ended October 31,
(dollars in thousands)	2017	2016	Change
Provision for bad debts:
Retail segment	$584	$811	$(227)
Credit segment	161,307	169,167	(7,860)
Provision for bad debts - Consolidated	$161,891	$169,978	$(8,087)
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	14.4%	14.6%
The provision for bad debts decreased by $8.1 million for the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016. The most significant reasons for this decrease were:

i.	a decrease in our estimated non-TDR loss rate as a result of the inclusion of first payment default rates as a factor in our allowance for bad debts estimate;

ii.	changes in estimates of $5.0 million reflected as an increase to provision for bad debts for the nine months ended October 31, 2016 related to sales tax recovery on previously charged-off accounts;

iii.	a decrease in our estimated TDR loss rate as a result of improvements in TDR delinquency rates; and

iv.	a larger decrease in the customer receivables portfolio in the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016; partially offset by

v.	higher net-charge offs in the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016; and

vi.	an increase in the qualitative reserve related to Hurricane Harvey of $1.1 million.
Charges and Credits

	Nine Months Ended October 31,
(in thousands)	2017	2016	Change
Store and facility closure costs	$1,349	$954	$395
Impairments from disposals	—	1,980	(1,980)
Legal and professional fees related to the exploration of strategic alternatives and securities-related litigation	34	747	(713)
Employee severance	1,317	1,493	(176)
Write-off of software capitalized costs	5,861	—	5,861
Indirect tax audit reserve	2,595	—	2,595
Executive management transition costs	—	234	(234)
	$11,156	$5,408	$5,748
During the nine months ended October 31, 2017, we incurred exit costs associated with reducing the square footage of a distribution center, charges for severance due to changes in our executive management team, an increase to our indirect tax audit reserve, and a loss from the write-off of previously capitalized costs for a software project that was abandoned during the third quarter of fiscal year 2018 related to the implementation of a new point of sale system that began in fiscal year 2013. During the nine months ended October 31, 2016, we had costs associated with store and facility closures, impairments from disposals of two real estate assets, legal and professional fees related to our securities-related litigation, charges for severance and transition costs due to changes in the executive management team. The impairments from disposals included the write-off of leasehold improvements for one store.

Interest Expense
For the nine months ended October 31, 2017, net interest expense decreased by $11.4 million from the prior year comparative period, primarily reflecting a lower weighted average cost of borrowing and a lower average outstanding balance of debt.
Loss on Extinguishment of Debt
During the nine months ended October 31, 2017, we wrote-off $2.9 million of debt issuance costs related to an amendment to our revolving credit facility for lenders that did not continue to participate, the early retirement of our 2015-A Redeemed Notes, and the early retirement of our 2016-A Redeemed Notes.
Provision for Income Taxes

	Nine Months Ended October 31,
(dollars in thousands)	2017	2016	Change
Provision (benefit) for income taxes	$1,916	$(12,618)	$14,534
Effective tax rate	37.0%	33.1%
The increase in the income tax rate for the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016 was primarily due to an increase in the rate due to state income taxes.
Customer Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally provide for interest at the maximum rate allowed by the respective regulations in the states in which we operate, which generally range between 18% and 30%. During the third quarter of fiscal 2017, we implemented our new direct consumer loan program across all Texas locations. During the first quarter of fiscal year 2018, we implemented our new direct loan program in all Louisiana locations. During the third quarter of fiscal year 2018, we implemented our new direct loan program in all Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represent approximately 78% of our third quarter of fiscal year 2018 originations, which under our previous offerings had a maximum equivalent interest rate of approximately 21%, compared to an interest rate of up to 30% under our new direct loan programs. In states where regulations do not generally limit the interest rate charged, we increased our rates in the third quarter of fiscal year 2017 to 29.99%.
We offer 12- and 18-month cash-option, no-interest finance programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived.
We regularly extend or "re-age" a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which is subsequently resolved, and when the customer indicates a willingness and ability to resume making monthly payments. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay the account balance. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. We may also charge the customer an extension fee, which approximates the interest owed for the time period the contract was past due. As part of our re-age program, we have straight extension programs and two payment update programs, which also include unilateral extensions to customers who make two full payments in three calendar months in certain states. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation or have reached our limits for account re-aging. The re-aged receivable balance as of October 31, 2017 includes $71.8 million in first time re-ages related to customers within FEMA-designated Hurricane Harvey disaster areas. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the interest rate or the total principal amount due from the customer but does reduce the monthly contractual payments and extends the term. Under these options, as with extensions, the customer must resolve the reason for delinquency and show a willingness and ability to resume making contractual monthly payments.

The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of October 31,
	2017	2016
Weighted average credit score of outstanding balances(1)	589	591
Average outstanding customer balance	$2,405	$2,354
Balances 60+ days past due as a percentage of total customer portfolio balance(2)(3)	9.9%	11.0%
Re-aged balance as a percentage of total customer portfolio balance(2)(4)	23.8%	16.0%
Account balances re-aged more than six months (in thousands)	$80,516	$73,385
Allowance for bad debts as a percentage of total customer portfolio balance	13.6%	13.3%
Percent of total customer portfolio balance represented by no-interest option receivables	22.3%	28.3%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Total applications processed	321,373	326,131	909,287	975,363
Weighted average origination credit score of sales financed(1)	611	610	609	610
Percent of total applications approved and utilized	29.1%	32.7%	31.1%	35.1%
Average down payment	2.9%	3.1%	3.2%	3.4%
Average income of credit customer at origination	$43,500	$42,200	$42,700	$41,400
Percent of retail sales paid for by:
In-house financing, including down payments received	72.0%	72.3%	71.7%	69.8%
Third-party financing	15.1%	16.4%	15.8%	15.4%
Third-party lease-to-own option	5.7%	5.2%	5.7%	5.1%
	92.8%	93.9%	93.2%	90.3%

(1)	Credit scores exclude non-scored accounts.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(3)
The balance of 60+ days past due as a percentage of total customer portfolio balance as of October 31, 2017 reflects the impact of first time re-ages related to customers within FEMA-designated Hurricane Harvey disaster areas.

(4)
The re-aged balance as a percentage of total customer portfolio as of October 31, 2017 includes $71.8 million in first time re-ages related to customers within FEMA-designated Hurricane Harvey disaster areas.

The decrease in the weighted average credit score of outstanding balances from October 31, 2016 to October 31, 2017 was driven by us moving origination of long-term equal-payment, no-interest programs to a third-party, partially offset by underwriting changes made during fiscal year 2017. The underwriting changes were made to reduce credit risk, specifically related to new customers, while identifying opportunities to increase originations to certain existing customers.
Our customer portfolio balance and related allowance for uncollectible accounts are segregated between customer accounts receivable and restructured accounts. Customer accounts receivable include all accounts for which payment term has not been cumulatively extended over three months or refinanced. Restructured accounts includes all accounts for which payment term has been re-aged in excess of three months or refinanced.
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the outstanding portfolio balance rose from 11.0% as of October 31, 2016 to 11.1% as of October 31, 2017. The percentage of non-restructured accounts greater than 60 days past due decreased 110 basis points compared to October 31, 2016 to 8.2% as of October 31, 2017. We expect delinquency levels to continue to decline over time. The decrease in delinquency and changes in expectations for customer performance and cash recoveries on charged-off accounts are reflected in our projection models.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 37.0% as of October 31, 2016 as compared to 36.7% as of October 31, 2017. This 30 basis point decrease reflects the impact of improved delinquency rates, partially offset by an increase in charge-offs in the current period compared to a year ago.

The percent of bad debt charge-offs, net of recoveries, to average portfolio balance was 13.0% for the three months ended October 31, 2016 compared to 15.2% for the three months ended October 31, 2017. The increase was primarily due to the acceleration of charge-offs related to bankruptcy and legal settlement accounts during the third quarter of the current year.
As of October 31, 2017 and 2016, balances under no-interest programs included within customer receivables were $331.6 million and $434.5 million, respectively. During the first quarter of fiscal year 2017 we shifted our 18- and 24-month equal-payment, no-interest programs to a third-party and reduced the availability of cash-option, no-interest programs to higher risk customers. In the third quarter of fiscal year 2017 we began to issue 18 month cash-option, no-interest program. As a result, a decline in the proportion of accounts financed under no-interest programs is likely to result in an increase in the overall yield recognized.
Liquidity and Capital Resources
We require liquidity and capital resources to finance our operations and future growth as we add new stores to our operations, which in turn requires additional working capital for increased customer receivables and inventory. We generally finance our operations through a combination of cash flow generated from operations, the use of our revolving credit facility, and through periodic securitizations of originated customer receivables. We plan to execute periodic securitizations of future originated customer receivables.
We believe, based on our current projections, that we have sufficient sources of liquidity to fund our operations, store expansion and renovation activities, and capital expenditures for at least the next 12 months.
Operating cash flows.  For the nine months ended October 31, 2017, net cash provided by operating activities was $82.7 million compared to $183.0 million for the nine months ended October 31, 2016. The decrease in net cash provided by operating activities was primarily driven by an increase in cash used for working capital primarily used to purchase inventory related to seasonal sales activity, a decrease in cash used for accounts payable, a decrease in the amount of tenant improvement allowances received, partially offset by a decrease in cash used to fund customer receivables, and an increase in net income when adjusted for non-cash activity.
Investing cash flows.  For the nine months ended October 31, 2017, net cash used in investing activities was $12.0 million compared to $41.1 million for the nine months ended October 31, 2016. The change was primarily the result of lower capital expenditures due to fewer new store openings in the nine months ended October 31, 2017 compared to the comparable prior year period.
Financing cash flows.  For the nine months ended October 31, 2017, net cash used in financing activities was $81.6 million compared to net cash used in financing activities of $95.1 million for the nine months ended October 31, 2016. During the nine months ended October 31, 2017, the 2017-A VIE issued asset-backed notes and 2017-A warehouse financing transaction resulted in net proceeds to us of approximately $456.7 million and $78.8 million respectively, net of transaction costs and restricted cash. The proceeds from the 2017-A VIE asset-backed notes were used to pay down the entire balance on our revolving credit facility and for other general corporate purposes. The proceeds from the 2017-A warehouse financing transaction were used to pay down the entire balance on our 2016-A asset-backed notes. Cash collections from the securitized receivables were used to make payments on the asset-backed notes of approximately $816.2 million during the nine months ended October 31, 2017 compared to $736.3 million in the comparable prior year period. During the nine months ended October 31, 2016, the 2016-A and 2016-B VIE issued asset-backed notes resulting in net proceeds to us of approximately $1.0 billion, net of transaction costs and restricted cash held by the 2016-A VIE, which were used to pay down the balance on our revolving credit facility and for other general corporate purposes.
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
The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock ("restricted payments"); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations on restricted payments are only effective if one or more of the following occurred: (1) a default were to exist under the Indenture, (2) we could not satisfy a debt incurrence test, and (3) the aggregate amount of restricted payments were to exceed an amount tied to consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have had a leverage ratio, as defined under the Indenture, of less than or equal to 2.50 to 1.0. As a result of these exceptions, as of October 31, 2017, $179.2 million would have been free from the distribution restriction. However, as a result of the revolving credit facility distribution restrictions, which are further described below, we were restricted from making a distribution as of October 31, 2017. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period.
Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
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
The asset-backed notes at origination consisted of the following:

Asset-Backed Notes	Original Principal Amount	Net Proceeds(1)	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate(2)
2016-B Class A Notes	391,840	380,033	10/6/2016	10/15/2018	3.73%	5.47%
2016-B Class B Notes	111,960	108,586	10/6/2016	3/15/2019	7.34%	8.03%
2017-A Class A Notes	313,220	304,451	4/19/2017	7/15/2019	2.73%	4.96%
2017-A Class B Notes	106,270	103,300	4/19/2017	2/15/2020	5.11%	5.83%
2017-A Class C Notes	50,340	48,919	4/19/2017	10/15/2021	7.40%	7.91%
2017 Warehouse Class A Notes	79,940	78,777	8/15/2017	8/15/2018	1M CP + 4% (3)	7.02%
Total	$1,053,570	$1,024,066

(1)	After giving effect to debt issuance costs and restricted cash held by the VIEs.

(2)	For the nine months ended October 31, 2017, and inclusive of changes in timing of actual and expected cash flows.

(3)	The rate on the 2017 Warehouse Class A Notes is defined as the one-month commercial paper rate, representing the purchaser's commercial paper cost, plus a 4% fixed margin.
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

On August 15, 2017, affiliates of the Company closed on a $79.9 million financing under a receivables warehouse financing transaction entered into on August 8, 2017 (the "Warehouse Financing"). The net proceeds of the Warehouse Financing were used to prepay in full the Series 2016-A Class B Notes and Class C Notes (collectively, the "2016-A Redeemed Notes"), which had been issued by Conn’s Receivables Funding 2016-A, LLC under a securitization transaction entered into on March 17, 2016, that were still outstanding as of August 15, 2017.

On August 15, 2017, the Company completed the redemption of the 2016-A Redeemed Notes at an aggregate redemption price of $102.9 million (which was equal to the entire outstanding principal of, plus accrued interest and the call premiums on, the 2016-A Redeemed Notes). The net funds used to call the notes was $78.6 million, which is equal to the redemption price less adjustments of $24.3 million for funds held in reserve and collection accounts in accordance with the terms of the applicable indenture governing the 2016-A Redeemed Notes. The difference between the net proceeds of the Warehouse Financing and the carrying value of the 2016-A Redeemed Notes at redemption was used to fund fees, expenses and a reserve account related to the Warehouse facility. In connection with the early redemption of the 2016-A Redeemed Notes, we wrote-off $0.5 million of debt issuance costs.

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
The Third Amendment, among other things, (a) extends the maturity date of the credit facility one year to October 30, 2019; (b) provides for a reduction in the aggregate commitments from $810 million to $750 million; (c) amends the minimum interest coverage ratio covenant to reduce the minimum interest coverage ratio to 1.10x as of the last day of the fiscal quarter ending October 31, 2017 and to 1.25x as of the last day of each fiscal quarter thereafter, beginning with the fiscal quarter ending January 31, 2018; (d) sets the applicable margin at 3.50% for LIBOR loans and 2.50% for Base Rate loans until the Company demonstrates an interest coverage ratio of equal to or greater than 1.10x for the fiscal quarter ending October 31, 2017, at which point the applicable margin will revert to being determined according to the existing pricing grid based on facility availability; (e) reduces the minimum cash recovery percentage on the contracts it owns and manages from 4.50% to 4.45% for the first nine months of each fiscal year, and from 4.25% to 4.20% for the last three months of each fiscal year; (f) amends the definition of “EBITDA” to, among other things, exclude the impact of non-cash asset write-offs relating to construction in process; (g) amends the definition of “Interest Expense” to exclude certain non-interest expenses; (h) amends various definitions and other related provisions to clarify the Company’s ability to undertake permitted securitization transactions; (i) increases the number of equity cures that may be exercised during the term of the agreement from one time to two times, and increases the maximum amount of each such cure from $10 million to $20 million; and (j) modifies the calculations of “Tangible Net Worth” and “Interest Coverage Ratio” to deduct certain amounts attributable to the difference between a calculated loss reserve and the Company’s recorded loss reserve on its customer receivables.
Loans under the revolving credit facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin at 3.50% for LIBOR loans and 2.50% for base rate loans until the Company demonstrates an interest coverage ratio of equal to or greater than 1.10x for the fiscal quarter ending October 31, 2017, at which point the applicable margin will revert to being determined according to the existing pricing grid based on facility availability which specifies a margin ranging from 2.75% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.75% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the average outstanding balance and letters of credit of the revolving credit facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the revolving credit facility was 6.6% for the nine months ended October 31, 2017.
The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of October 31, 2017, we had immediately available borrowing capacity of $110.5 million under our revolving credit facility, net of standby letters of credit issued of $2.8 million. We also had $284.8 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our eligible inventory balances.
The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may make dividends and distributions to the Company and other obligors under the revolving credit facility without restriction. As of October 31, 2017, we were unable to repay the Senior Notes or make other distributions as a result of the revolving credit facility restrictions. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.

In connection with entering into the Third Amendment, we wrote-off $0.3 million of debt issuance costs for lenders that did not continue to participate. We also paid $2.8 million of debt issuance costs, recorded as other assets, which will be amortized ratably over the remaining term of the revolving credit facility along with the unamortized debt issuance costs remaining on the revolving credit facility.
Debt Covenants. We were in compliance with our debt covenants, as amended, at October 31, 2017. A summary of the significant financial covenants that govern our revolving credit facility, as amended, compared to our actual compliance status at October 31, 2017 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio must equal or exceed minimum	1.75:1.00	1.10:1.00
Leverage Ratio must not exceed maximum	2.49:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.71:1.00	2.00:1.00
Cash Recovery Percent must exceed stated amount	4.80%	4.45%
Capital Expenditures, net, must not exceed maximum	$1.0 million	$75.0 million
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
Capital expenditures.  We lease the majority of our stores under operating leases, and our plans for future store locations include primarily operating leases, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.3 million and $1.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.5 million and $1.0 million per store remodel, depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include "sale-leaseback" or direct "purchase-lease" programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We have opened three new stores during fiscal year 2018. We do not plan to open any additional stores during fiscal year 2018. Our anticipated capital expenditures for fiscal year 2018 are between $13.0 and $17.0 million.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. As of October 31, 2017, beyond cash generated from operations we had (i) immediately available borrowing capacity of $110.5 million under our revolving credit facility, (ii) $284.8 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances and (iii) $12.7 million of cash on hand. However, we have in the past sought to raise additional capital.
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

Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of October 31, 2017:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments(1):
Revolving credit facility(1)	$385,394	$16,720	$368,674	$—	$—
Senior Notes(2)	304,464	16,458	32,915	255,091
2016B Class A Notes(2)	8,868	8,868
2016B Class B Notes(2)	123,217	8,218	114,999
2017A Class A Notes(2)	135,611	3,538	132,073
2017A Class B Notes(2)	118,722	5,430	113,292
2017A Class C Notes(2)	65,088	3,725	7,450	53,913
2017 Warehouse Class A Notes(1)	59,353	59,353
Capital lease obligations	7,668	1,281	1,540	826	4,021
Operating leases:
Real estate	434,072	58,571	116,284	109,474	149,743
Equipment	1,521	1,003	505	13	—
Contractual commitments(3)	111,704	107,030	4,575	99	—
Total	$1,755,682	$290,195	$892,307	$419,416	$153,764

(1)	Estimated interest payments are based on the outstanding balance as of October 31, 2017 and the interest rate in effect at that time.

(2)
The payments due by period for the Senior Notes, and asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments will be provided based on the proceeds from the securitized customer accounts receivables.

(3)
Contractual commitments primarily includes commitments to purchase inventory of $100.7 million, with the remaining commitments for advertising and other services. The timing of the payments is subject to change based upon actual receipt and the terms of payment with the vendor.

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
Loans under the revolving credit facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin at 3.50% for LIBOR loans and 2.50% for base rate loans until the Company demonstrates an interest coverage ratio of equal to or greater than 1.10x for the fiscal quarter ending October 31, 2017, at which point the applicable margin will revert to being determined according to the existing pricing grid based on facility availability which specifies a margin ranging from 2.75% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.75% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our quarterly average net availability under the borrowing base and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the revolving credit facility. As of October 31, 2017, the balance outstanding under our revolving credit facility was $352.0 million. A 100 basis point increase in interest rates on the revolving credit facility would increase our borrowing costs by $3.5 million over a 12-month period, based on the balance outstanding as of October 31, 2017.
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
For the quarter ended October 31, 2017, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.1
Certificate of Incorporation of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn's, Inc. Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Form 10-Q for the quarterly period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Amended and Restated Bylaws of Conn's, Inc. effective as of December 3, 2013 (incorporated herein by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended October 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 6, 2013)

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on October 6, 2014)

3.4
Certificate of Elimination of Certificate of Designations of Series A Junior Participating Preferred Stock of Conn’s Inc., dated September 10, 2015 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 11, 2015)

4.1
Indenture, dated as of February 24, 2017, as amended and made effective as of August 8, 2017 by and among Conn’s Receivables Warehouse, LLC, Conn Appliances, Inc., Wells Fargo Bank, National Association, Conn’s Receivables Warehouse Trust, and Credit Suisse AG, New York Branch (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 14, 2017)

10.1
Note Purchase Agreement, dated February 24, 2017, as amended and made effective as of August 8, 2017, by and among Conn’s Receivables Warehouse, LLC, Conn Appliances Receivables Funding, LLC, Conn Appliances, Inc., the conduits from time to time party thereto, Credit Suisse AG, Cayman Islands Branch and Credit Suisse AG, New York Branch (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 14, 2017)

10.2
Second Receivables Purchase Agreement, dated February 24, 2017, as amended and made effective as of August 8, 2017, among Conn’s Receivables Warehouse, LLC, Conn Appliances Receivables Funding, LLC, Conn Credit I, L.P., and Conn’s Receivables Warehouse Trust (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 14, 2017)

10.3
Servicing Agreement, dated as of February 24, 2017, as amended and made effective as of August 8, 2017, among Conn’s Receivables Warehouse, LLC, Conn’s Receivables Warehouse Trust, Conn Appliances, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 14, 2017)

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
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2018, filed with the SEC on December 7, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at October 31, 2017 and January 31, 2017, (ii) the consolidated statements of operations for the three and nine months ended October 31, 2017 and 2016, (iii) the consolidated statements of cash flows for the nine months ended October 31, 2017 and 2016 and (iv) the notes to consolidated financial statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN'S, INC.

Date:	December 7, 2017

By:	/s/ Lee A. Wright
Lee A. Wright
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)