Form 10-K
period 2018-01-31
CONNS INC
filed 2018-04-05
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2018
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from to .
Commission File Number 001-34956
CONN'S, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1672840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2445 Technology Forest Blvd., Suite 800, The Woodlands, TX	77381
(Address of principal executive offices)	(Zip Code)
 Registrant's telephone number, including area code:  (936) 230-5899
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2017, was $489.7 million based on the closing price of the registrant's common stock as reported on the NASDAQ Global Select Market on such date.
There were 31,553,334 shares of common stock, $0.01 par value per share, outstanding on March 27, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Conn's definitive proxy statement for its 2018 Annual Meeting of Stockholders, to be filed by Conn's with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A within 120 days after January 31, 2018.

CONN'S INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2018

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

References to “we,” “our,” “us,” “the Company,” “Conn’s” or “CONN” refer to Conn's, Inc. and, as apparent from the context, its consolidated bankruptcy-remote variable-interest entities ("VIEs"), and its wholly-owned subsidiaries.

The following discussion contains various statements regarding our current initiatives, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "intend," "could," "may," "will," "should," "plan," "project," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Refer to Item 1A. Risk Factors, in this Form 10-K. We assume no obligation to update our forward-looking statements or to provide periodic updates or guidance.

PART I
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "predict," "will," “potential,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements, including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets; and other risks detailed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

ITEM 1.	BUSINESS.
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
Operating Segments
We operate two reportable segments: retail and credit. Information regarding segment performance is included in Part II, Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8. in Note 14, Segment Information, of the Consolidated Financial Statements of this Annual Report on Form 10-K.
Retail Segment. We began as a small plumbing and heating business in 1890 and started selling home appliances to the retail market in 1937 through one store located in Beaumont, Texas. As of January 31, 2018, we operated 116 retail stores located in 14 states. Our stores typically range in size from 25,000 to 50,000 square feet and are predominantly located in areas densely populated by our core customers.
We utilize a merchandising strategy that offers a wide range of quality, branded products across a broad spectrum of price points. This wide selection allows us to offer products and price points that appeal to the majority of our core consumers. Our primary retail product categories include:

•
Furniture and mattress, including furniture and related accessories for the living room, dining room and bedroom, as well as both traditional and specialty mattresses. We offer brands such as Corinthian, Franklin, Catnapper, Serta and Simmons Beautyrest.

•	Home appliance, including refrigerators, freezers, washers, dryers, dishwashers and ranges. We offer brands such as Samsung, LG, General Electric, Whirlpool, Maytag and Frigidaire.

•
Consumer electronics, including LED, OLED, QLED, 4K Ultra HD, and smart televisions, Blu-ray players, home theater and portable audio equipment. We offer brands such as Samsung, LG, Sony, Monster, Bose and Beats.

•	Home office, including computers, printers and accessories. We offer brands such as HP, Dell, Apple, and Microsoft.
We strive to ensure that our customers' shopping experience at Conn's is equal to, or exceeds, their experience with other providers of durable consumer goods targeting our core customer demographic. We offer a high level of customer service through our commissioned and trained sales force, next day delivery and installation in the majority of our markets and product repair or replacement services for most items sold in our stores. Flexible payment alternatives offered through our proprietary in-house credit programs and third-party financing alternatives provide our customers the ability to make aspirational purchases. We believe our extensive brand and product selection, competitive pricing, financing alternatives and supporting services, combined with our customer service-focused store, delivery and service associates make us an attractive alternative to appliance and electronics superstores, department stores and other national, regional, local and internet retailers. We believe our attractive credit program generates strong customer loyalty and repeat business.
Credit Segment. Our in-house consumer credit programs are an integral part of our business and are a major driver of customer loyalty. We believe our in-house credit programs are a significant competitive advantage that we have developed over our 50-plus years in providing credit. We have developed a proprietary underwriting model that provides standardized credit decisions, including down payment, limit amounts and credit terms, based on customer risk and income level. We use our proprietary auto-decision algorithm and in-depth evaluations of creditworthiness performed by qualified in-house credit underwriters to complete all credit decisions. In order to improve the speed and consistency of underwriting decisions, we continually review our auto-decision algorithm. Additionally, we provide access to alternative financing options to a wider range of consumers through our relationship with third-party payment solution providers such as Synchrony Bank and Progressive Leasing ("Progressive"). These third parties manage their own respective underwriting decisions and are responsible for their own collections. Our in-house credit programs and access to third-party payment solutions allows us to provide credit to a large and under-served customer base and differentiates us from our competitors that do not offer similar programs.
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

•	For customers that do not qualify for our credit programs, we offer a lease-to-own payment option through an arrangement with our third-party lease-to-own provider.
We continuously evaluate alternative financing programs that may give us the ability to provide more customers with the ability to purchase the products and services we offer.
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
We mitigate credit risk by originating to customers who have purchased from us in the past. These repeat customers have historically exhibited a lower probability of default than new customers.  For fiscal year 2018, 2017 and 2016, 53%, 50% and 49%, respectively, of our originations were to repeat customers who financed a purchase through our in-house credit programs more than five months after financing an initial purchase through our in-house credit programs.  As of January 31, 2018 and 2017, 61% and 57%, respectively, of balances due under our in-house credit programs were from repeat customers who have previously financed with us.

Industry and Market Overview
The products we sell are typically considered home necessities, used by our customers in their everyday lives. Many factors influence sales, including consumer confidence, economic conditions, and household formations. We also benefit from the introduction of new products and technologies driving consumers to upgrade existing appliances and electronics.
As of January 31, 2018, we operated 55 of our 116 stores in Texas. As a result, we continue to benefit from strong demographic trends. According to the U.S. Department of Commerce's Bureau of Economic Analysis (the "Bureau of Economic Analysis"), Texas was the second largest state by nominal GDP in 2017. In addition, from calendar year 2012 to 2017 Texas experienced population growth of 6.9% compared to the United States ("U.S.") population growth of 2.9% over the same period. Moreover, the unemployment rate in Texas was 4.8%, as of January 2018.
Furniture and Mattress.  According to the Bureau of Economic Analysis, personal consumption expenditures for household furniture and mattresses were $121.7 billion for calendar year 2017, an increase of 6.2% from $114.6 billion in 2016. The household furniture and mattress market is highly fragmented with sales coming from manufacturer-owned stores, independent dealers, furniture centers, specialty sleep product stores, national and local chains, mass market retailers, department stores, the internet, and, to a lesser extent, home improvement centers, decorator showrooms, wholesale clubs and catalog retailers. For fiscal year 2018, we generated 36.5% of total product sales from the sale of furniture and mattresses. The furniture and mattress category generated our highest individual product category gross margin. Given our ability to provide customer financing and next day delivery, we believe that we have strong competitive advantages and significant growth opportunities in this market and expect to continue to grow the balance of sale of our furniture and mattress product category.
Product design, innovation and technological advancements have been key drivers of sales in this market. Products introduced include specialty mattresses, power and manual motion furniture products, and Italian leather furniture.
Home Appliance. According to the Bureau of Economic Analysis, personal consumption expenditures for home appliances were $49.0 billion for calendar year 2017, compared to $48.9 billion in 2016. Major household appliances, such as refrigerators and washer/dryers, accounted for 85.1% of this total at $41.7 billion in 2017. For fiscal year 2018, we generated 31.3% of total product sales from the sale of home appliances. The retail appliance market is large and concentrated among a few major dealers, with sales coming primarily from home improvement centers, large appliance and electronics superstores, national chains, warehouse clubs, department stores, regional chains, local dealers/single-store operators, manufacturer-direct websites and internet retailers.
Key drivers of sales in the appliance market include product design and innovation, brand and quality. We carry products with features that include large-capacity, high-efficiency laundry appliances, refrigerator design innovation, technological advancements such as smart home connectivity and variations on these features from leading brands.
Consumer Electronics and Home Office. According to the Bureau of Economic Analysis, electronics spending was $238.7 billion for calendar year 2017, an increase of 5.9% from $225.3 billion for calendar year 2016. Televisions accounted for $41.1 billion of the overall personal consumption expenditures, versus $39.4 billion in the prior year. Personal computers and peripheral equipment accounted for $67.2 billion of the overall expenditures, compared to $61.7 billion in the prior year. For fiscal year 2018, we generated 23.1% of total product sales from the sale of consumer electronics and 7.5% of total product sales from the sale of home office products. The electronics market is highly fragmented with sales coming from large appliance and electronics superstores, national chains, warehouse clubs, regional chains, local dealers/single-store operators, manufacturer-direct websites, consumer electronics departments of selected department and discount stores and internet retailers.
Technological advancements and the introduction of new products largely drive demand in the electronics market. Historically, industry growth has been fueled primarily by the introduction of products that incorporate new technologies, including LED, OLED, 4K Ultra HD, smart televisions, Blu-ray players, home theater and touch-screen computers. New technologies offer better clarity and quality of video, increased processing speed, availability of additional 4K content and other significant advantages, which have driven increases in large screen and premium television sales.
Consumer Credit.  Based on data from the Federal Reserve System, estimated total consumer credit outstanding, which primarily excludes loans secured by real estate, was $3.8 trillion as of December 31, 2017, an increase of 5.6% from $3.6 trillion at December 31, 2016. Consumers obtain credit from banks, credit unions, finance companies and non-financial businesses that offer credit, including retailers. The credit obtained takes many forms, including revolving (e.g., credit cards) and fixed-term (e.g., automobile loans), and at times is secured by the products being purchased.
Competition. Our competitive strength is based on offering financing options, including our proprietary in-house credit programs, to our core credit-constrained customers, enhanced customer service and customer shopping experience through our unique sales force training and product knowledge, next day delivery capabilities, low price guarantee and product repair service. Currently, we compete against a diverse group of retailers, including national mass merchants such as Sears, Wal-Mart, Target, Sam's Club and Costco, specialized national retailers such as Best Buy, Ashley Furniture, and Mattress Firm, home improvement stores such as Lowe's and Home Depot, and locally-owned regional or independent retail specialty stores that sell furniture and mattresses, home appliances, and consumer electronics similar, and often identical, to those items we sell. We also compete with internet retailers such as Amazon, Wayfair and manufacturer-direct websites. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. However, these competitors typically do not provide a credit offering similar to our proprietary in-house credit programs for credit-constrained consumers. We also compete against companies offering credit-constrained consumers products for the home similar to those offered by us under weekly or monthly lease-to-own payment options. Competitors include Aaron's and Rent-A-Center, as well as many smaller, independent companies.
Customers
We have a well-defined core consumer base that is comprised of working individuals who typically earn between $25,000 to $60,000 in annual income, live in densely populated and mature neighborhoods, and typically shop at our stores to replace older household goods with newer items. Our product line is comprised of durable home necessities which enables us to appeal to a diverse range of cultural and socioeconomic backgrounds and to operate stores in diverse markets. No single customer accounts for more than 10% of our total revenues and we do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business.
Seasonality
Our business is seasonal with a higher portion of sales and operating profit realized during the fourth quarter due primarily to the holiday selling season. In addition, during the first quarter, our portfolio performance benefits from the timing of personal income tax refunds received by our customers which typically results in higher cash collection rates.
Merchandising
Vendors. We purchase products from a wide range of manufacturers and distributors. Our agreements with these manufacturers and distributors typically cover a one-year time period and are renewable at the option of the parties. Similar to other specialty retailers, we purchase a significant portion of our total inventory from a limited number of vendors. During fiscal year 2018, 62.1% of our total inventory purchases were from six vendors, including 27.6%, 14.8% and 6.5% of our total inventory purchases from Samsung, LG, and New Age, respectively. The loss of any one or more of these key vendors or our failure to establish and maintain relationships with these and other vendors could have a material adverse effect on our results of operations and financial condition. Other than industry-wide shortages that occur from time to time, we have not experienced significant difficulty in maintaining adequate sources of merchandise and we generally expect that adequate sources of merchandise will continue to exist for the types of products we sell.
Merchandise. We focus on providing a comprehensive selection of quality merchandise at a wide range of price points to appeal to a broad range of potential customers. We primarily sell brand name warranted merchandise. Our established relationships with furniture and mattress, home appliance and consumer electronics vendors give us purchasing power that allows us to offer name brand appliances and electronics at prices that are comparable with national retailers and provides us a competitive selling advantage over smaller independent retailers. We are able to purchase furniture inventory in volumes that allow us to import container load quantities that reduce our costs and allow us to offer our products at competitive prices. Additionally, we provide next-day delivery to a majority of our customers, giving us a competitive advantage over smaller furniture retailers in the marketplace today.
Credit Operations
General. We sell our products by offering our customers financing through our proprietary in-house credit programs, the use of third-party financing, and by taking cash or credit card payments. For the fiscal year 2018, approximately 71% of purchases were financed through our proprietary in-house credit programs, approximately 22% of purchases were financed through the use of third-party financing, and approximately 7% of purchases were made with cash or credit card.
Underwriting. Decisions to extend credit to our retail customers are made by our internal credit underwriting department, which is separate and distinct from our other operations, including credit monitoring and collections and retail sales. In addition to an auto-decision algorithm, we employ a team of credit underwriting personnel of approximately 60 individuals to make credit granting decisions using our proprietary underwriting process and oversee our credit underwriting process. Our underwriting process considers one or more of the following elements: credit bureau information; income and address verification; current income and debt levels; a review of the customer's previous credit history with us; and the particular products being purchased. Our underwriting model determines the finance terms, including down payment, limit amounts and credit terms. During fiscal year 2018, for the credit applications that were approved and utilized, 71.3% were approved automatically. The remaining credit decisions were based on the evaluation of the customer's creditworthiness by a qualified in-house credit underwriter or required additional documentation from the applicant. For certain credit applicants that may have past credit problems or lack credit history, we use stricter underwriting criteria. The additional requirements include verification of employment and recent work history, reference checks and minimum down payment levels. Our underwriting employees are trained to follow our methodology in approving credit and are required to complete regular refresher training.

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
Credit monitoring and collections. Our collection activities involve a combination of efforts that take place primarily in our Beaumont and San Antonio, Texas, collection centers. As of January 31, 2018, we employed approximately 480 full time and part time individual collectors and support personnel who service our active customer credit portfolio. We also utilize collection agencies to service portions of our active and charged-off portfolio, which provide approximately 270 additional agents. Our in-house, credit-financed sales are secured by the products purchased, which we believe gives us a distinct advantage over other creditors when pursuing collections, especially given that many of the products we finance are generally necessities for the home. We utilize a credit collection strategy that includes dialer-based calls and messaging systems, inside collectors that contact borrowers, collection letters, e-mails, and text messages, third-party legal services that process claims and attend bankruptcy hearings, and voluntary repossession. Our employees are trained to follow our methodology in collecting our accounts and charging off any uncollectible accounts based on pre-determined aging criteria, depending on their area of responsibility. All collection personnel are required to complete classroom training, which includes negotiation techniques and credit policy training to ensure customer retention and compliance with debt collection regulations. Post-graduation, the collection trainees undergo skill assessment training, coaching and call monitoring within their respective departments. Our personnel are required to complete regular refresher training and testing.
We closely monitor the credit portfolio to identify delinquent accounts early and dedicate resources to contacting customers concerning past due accounts. We believe that our unique underwriting model, secured interest in the products financed, required down payments and credit limits, local presence, ability to work with customers relative to their product and service needs, and our flexible financing alternatives help mitigate the loss experience on our portfolio.
Customers can make payments through our web portal, over the phone, by ACH, third-party bill pay arrangements, by mail to our lock box, or in-person at our store locations. During fiscal year 2018, we received 31.1% of the payments on credit accounts in our store locations, which helps us maintain a relationship with the customer that keeps losses lower while encouraging repeat purchases. We regularly extend or "re-age" a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which is subsequently resolved and when the customer indicates a willingness and ability to resume making monthly payments. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay the account balance. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. We may also charge the customer an extension fee, which approximates the interest owed for the time period the contract was past due. Our re-age programs consist of extensions and two payment updates, which include unilateral extensions to customers who make two full payments in three calendar months in certain states. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation or have reached our limits for account re-aging. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the interest rate or the total principal amount due from the customer but does reduce the monthly contractual payments and extends the term. Under these options the customer must demonstrate a willingness and ability to resume making contractual monthly payments.
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

Store Operations
Stores. We operate retail stores in 14 states. The following table summarizes the number of stores in operation at January 31, 2018 in each of our markets:

Geographic Location	Number of Locations	Retail Square Feet	Other Square Feet
Alabama	1	39,124	7,204
Arizona	11	384,283	81,140
Colorado	7	243,383	64,701
Georgia	1	40,935	8,446
Louisiana	6	242,532	67,087
Mississippi	2	73,780	13,892
Nevada	3	118,511	26,072
New Mexico	4	138,285	23,325
North Carolina	11	419,584	83,889
Oklahoma	4	135,215	27,740
South Carolina	4	140,145	21,516
Tennessee	6	214,116	46,455
Texas	55	1,905,761	310,460
Virginia	1	37,094	6,868
Store totals	116	4,132,748	788,795
Distribution and Service Centers and Cross-dock Facilities (excluding cross-docks within stores)	23	—	3,044,927
Corporate Offices	4	—	206,243
Total	143	4,132,748	4,039,965
Our stores have an average selling space of approximately 36,000 square feet, plus a storage area for fast-moving and smaller products that customers prefer to carry out rather than wait for in-home delivery. Twelve of our retail stores also contain cross-dock facilities.
We continuously evaluate our existing and potential sites to position our stores in desirable locations and relocate stores that are not properly positioned. We typically lease rather than purchase our stores, distribution and service centers and cross-dock facilities to retain the flexibility of managing our financial commitment to a location if we later decide that a store or market is performing below our standards or the market would be better served by a relocation. As of January 31, 2018, we leased almost all of our store, distribution and service center and cross-dock locations.
Personnel and compensation. We staff a typical store with a store manager, an assistant manager, an average of 20 sales personnel and other support staff, including cashiers and porters based on store size and location. Managers have an average tenure with us of approximately four years and typically have prior sales floor experience. In addition to store managers, we have 15 district managers.
We compensate the majority of our sales associates on a straight commission arrangement. Store managers and assistant store managers receive a salary and a bonus. We believe that because our store compensation plans are primarily tied to sales, they generally provide us an advantage in attracting and retaining highly motivated employees.
Training. New sales personnel complete an intensive classroom training program in the markets where they will be assigned, under the direction of dedicated training personnel in those markets. In addition, our employees benefit from on-site training conducted by many of our vendors.
We attempt to identify store manager candidates early in their careers with us and place them in a training program. They attend our in-house manager-in-training program, which provides guidance and direction for the development of managerial and supervisory skills. After completion of the training program, manager candidates work as assistant managers for six to 12 months and are then allowed to manage one of our smaller stores, where they are supervised closely by the store's district manager. We give new managers an opportunity to operate larger stores as they become more proficient in their management skills.
New hire district managers and high potential store managers designated for promotion to district manager are prepared for their leadership roles and responsibilities by participating in the district manager-in-training program to prepare them to assume their roles as multi-site managers. Each store manager and district manager attends mandatory training sessions on a regular basis and also attends sales training meetings where participants receive and discuss new product information.
Leadership development continues for our high potential leaders who demonstrate the capacity for promotion through our building leadership skills program, which enhances the leadership skills of front line managers designated for promotion.
Advertising
We design our marketing programs to increase awareness of our brand, which we expect will create and maintain customer loyalty, increase the number of customers that shop in our stores and on our website and increase sales. We employ a multi-touch point approach utilizing direct mail, television, newspaper, digital, radio and out-of-home targeted advertising. Our promotional programs include the use of free delivery and free product promotions, in conjunction with product discounts and various no-interest option financing offers.
Our website provides customers the ability to apply for credit online for in-store purchases. Customers also have the ability to purchase products directly through our website. Our website averaged approximately 57,000 credit applications per month during fiscal year 2018. This compares to average monthly website applications of approximately 53,000 and 41,000 during fiscal year 2017 and 2016, respectively. The website is supported by a call center, allowing us to better assist customers with their credit and product needs.
Distribution and Inventory Management
We currently operate 10 regional distribution centers, which are located in Houston, San Antonio, Dallas, Beaumont, El Paso, and McAllen, Texas; Phoenix, Arizona; Denver, Colorado; Charlotte, North Carolina and Nashville, Tennessee, one service center located in Houston, Texas, 12 smaller cross-dock facilities and 12 stores with cross-dock facilities. This enables us to deliver products to our customers quickly, reduces inventory requirements at the individual stores and facilitates regional inventory and accounting controls.
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
We primarily use third-party providers to move products from distribution centers to stores and between markets to meet customer needs. We outsource our in-home deliveries to third-party providers, and for most purchases, we offer next day delivery to our customers. These third-party providers use a fleet of home delivery vehicles that enables a highly-trained staff of delivery and installation specialists to quickly complete the sales process and enhance customer service. We also may receive a delivery fee based on the products sold and the services needed to complete the delivery.
Product Support Services
Next-day delivery and installation. We provide next-day delivery and installation services in most of the markets in which we operate. We believe next-day delivery of our goods is a highly valued service to our customers.
Credit insurance. Acting as licensed agents for third-party insurance companies, we offer property, life, disability and involuntary unemployment credit insurance, which we collectively refer to as credit insurance, at all of our stores on sales financed through our in-house credit programs. These insurance products protect the customer's purchase by covering their payments on their credit account if covered events occur. Property insurance purchased through us can be canceled at any time with proof of alternative coverage. We receive sales commissions from the third-party insurance companies at the time we sell the coverage, and we may receive retrospective commissions, which are additional commissions paid by the insurance carrier if insurance claims are less than earned premiums.
We require proof of property insurance on all purchases financed through our in-house credit offerings; however, we do not require that customers purchase this insurance from us if they have or acquire such insurance from another third-party provider. Premiums charged on the credit products we sell are regulated and vary by state.
Product repair service. We believe that providing product repair and replacement services is an important differentiation and reinforces customer loyalty. We provide in-home and shop repair services for most of the products we sell and primarily service products purchased from us. Customers repair needs are primarily serviced with an employee-based technician workforce. We believe this staffing model allows us to control the post-sale customer service experience.
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
Regulatory rulemaking by the CFPB could adversely affect origination, servicing, and collection of our retail installment sale and consumer loan products by making it more difficult and costly for us to offer, service or collect these products. In addition, CFPB rulemaking could make it possible, or easier for our customers to bring class action claims against us, or prohibit or limit the use of arbitration clauses and class action waivers, both of which we include in our installment contracts and loan agreements.
Prior to August 2016, our proprietary financing product consisted of a retail installment sale contract entered into between Conn Appliances, Inc. and our customer. Commencing in August 2016, the Conn Appliances, Inc. retail installment sale contract offer for Texas store customers was phased out, and Conn Credit Corporation, Inc., an affiliate of Conn Appliances, Inc., began offering a consumer loan product to our customers. Similar to the procedure employed with retail installment sale contracts, the loan contracts are assigned to an affiliate to service the contracts. In conjunction with this Texas direct loan program, Texas consumer lender licenses were obtained by Conn Credit Corporation, Inc., Conn Appliances, Inc., and the affiliate entity Conn Credit I, LP holding the loan contracts. For customers of most stores located outside of Texas, Conn Appliances, Inc. continues to offer a retail installment sale contract. Over the past year, we completed similar transitions from our retail installment sales contracts to consumer loan products in Oklahoma, Louisiana and Tennessee. We are reviewing opportunities in other states where we may be able to make a similar transition to consumer loan products.
State laws impose disclosure and other requirements and limitations on retail installment sale contracts and consumer loan agreements and impose maximum amounts of finance charges and interest, as well as regulation of other fees and charges, together with restrictions on credit terms, collection and enforcement and other aspects of extending and collecting consumer credit. State consumer finance laws vary from state to state. The making and servicing of consumer loans typically requires state licensing which entails heightened supervision, examination, and other requirements which may not be applicable to retail sellers extending credit under retail installment sale contracts. Pursuant to the Dodd-Frank Act, state attorneys general and designated state consumer finance regulatory agencies may enforce specified federal consumer finance laws and impose penalties and remedies for their violation. We routinely review our contracts and procedures to ensure compliance with applicable consumer credit laws. Failure on our part to comply with applicable laws could expose us to consumer litigation and government enforcement action, possibly resulting in substantial penalties and claims for damages and, in certain circumstances, may subject us to injunctions, require us to refund finance charges already paid, forgo finance charges not yet paid under credit accounts, change our credit extension, servicing, collection, and marketing practices or a combination of the foregoing. We believe that we are in substantial compliance with all applicable federal and state consumer credit and collection laws.
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
Employees
As of January 31, 2018, we had approximately 4,000 full-time employees and 250 part-time employees. We offer a comprehensive benefits package for eligible employees, including health, life, short- and long-term disability, and dental insurance coverage as well as a 401(k) plan, employee stock purchase plan, paid vacation and holiday pay. None of our employees are subject to collective bargaining agreements governing their employment with us, and we believe that our employee relations are good. We have a formal dispute resolution plan that requires mandatory arbitration for employment-related issues.
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

ITEM 1A.	RISK FACTORS.
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

•	A lack of consumer demand for our products or financing programs at levels that can support store growth or the profitability of existing stores;

•	Inability to make customer financing programs available that allow consumers to purchase products at levels that can support store growth;

•	Limitations created by covenants and conditions under our debt agreements, including our revolving credit facility, the indenture governing our senior notes and our asset-backed notes;

•	An inability or unwillingness of vendors to supply product on a timely basis or at competitive prices;

•	The failure to open enough stores in new markets to achieve a sufficient market presence and realize the benefits of leveraging our advertising and distribution systems;

•	Unfamiliarity with local real estate markets and demographics in adjacent and new markets;

•	Problems in adapting our distribution and other operational and management systems to an expanded network of stores; and

•	Higher costs for direct mail, television, newspaper, digital, radio and out-of-home targeted advertising.
These and other similar factors may also limit the ability of any newly opened stores to achieve sales and profitability levels consistent with our projections or comparable with our existing stores or to become profitable at all. As a result, we may determine that we need to close or reduce the hours of operation of certain stores, which could have a material adverse effect on us.
If we are unable to effectively manage the growth of our business, our revenues may not increase, our cost of operations may rise and our results of operations may decline. As we implement a growth plan and expand our store base, we will face various business risks associated with growth, including the risk that our management, financial controls and information systems will be inadequate to support our expansion. Our growth will require management to expend significant time, effort, and additional resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing, warehousing and distribution systems and employee training programs. While we have always engaged in and focused on these elements, we cannot predict whether we will be able to effectively manage the increased demand resulting from expansion into additional or new markets, or respond on a timely basis to the changing demands that our expansion will impose on our management, financial controls and information systems. If we fail to successfully manage the challenges of growth, do not continue to improve our systems and controls or encounter unexpected difficulties during expansion, our growth plan may not yield the results we currently anticipate and we could be materially adversely affected.
We may expand our retail or credit offerings and become subject to different operating, regulatory or legal requirements. In addition to the retail and consumer finance products we currently offer, we may offer other products and services in the future, including new financing products and services. These products and services may require additional or different operating and compliance systems or have additional or different legal or regulatory requirements than the products and services we currently offer.
For example, we began offering our direct loan program pursuant to state-issued lending licenses across our Texas locations in 2016 and, in 2017, we began to offer our direct loans pursuant to state-issued lending licenses in all stores located in Louisiana, Tennessee and Oklahoma. These four direct loan program states represent approximately 78% of our fiscal year 2018 originations. If we fail to establish or implement a proper regulatory infrastructure to comply with each state’s legal and regulatory requirements for each state’s direct loan program, state regulators could restrict or rescind our direct loan lending licenses. A restriction or a loss of such licenses could have a material adverse effect on our financial performance and cause reputational harm.
Further, in the event we undertake such an expansion into additional states that allow for direct consumer lending, and do not have the proper legal and regulatory compliance infrastructure or personnel, or otherwise do not successfully execute such an expansion, or our customers do not positively respond to such an expansion, it could have a material adverse effect on us.
We have plans for significant future capital needs and the inability to access the capital markets on favorable terms or at all may have a materially adverse effect on us. We generally finance our operations primarily through a combination of cash flow generated from operations, borrowings under our revolving credit facility, and securitizations of customer receivables through the capital markets. Our ability to access capital through our existing revolving credit facility, raise additional capital by expanding our revolving credit facility, or undertake future securitization or other debt or equity transactions on economically favorable terms or at all, depends in large part on factors that are beyond our control, including:

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
The amount of our planned capital expenditures may be limited by, among other factors, the availability of capital to fund new store openings and customer receivable portfolio growth. If adequate capital is not available at the time we need it, we may have to curtail future growth or change our expansion plans, which could have a material adverse effect on us.
We use our customer receivables as collateral to support our capital needs. As the aggregate amount and performance of our customer receivables has fluctuated, from time to time we have required amendments to our credit facilities in order to stay in compliance with our obligations thereunder. If we require such amendments in the future and are unable to obtain them, or if we are unable to arrange substitute financing facilities or other sources of capital, then we may be unable to continue drawing funds under our revolving credit facility, which would force us to limit or cease offering credit through our finance programs. Likewise, if the borrowing base under our revolving credit facility is reduced, or otherwise becomes unavailable, or we are unable to arrange substitute financing facilities or other sources of capital, we may have to limit the amount of credit that we make available through our customer credit programs. A reduction in our ability to offer customer credit could have a material adverse effect on us. Further, our inability, or limitations on our ability, to obtain funding through securitization facilities or other sources may materially adversely affect our ability to provide additional credit to existing customers, which could have a material adverse effect on our profitability under our credit programs if such existing customers fail to repay outstanding credit. Additionally, the inability of any of the financial institutions providing our financing facilities to fund their respective commitments could materially adversely affect our ability to fund our credit programs, capital expenditures and other general corporate needs.
The Company’s existing and future levels of indebtedness could adversely affect its financial health, its ability to obtain financing in the future, its ability to react to changes in its business and its ability to fulfill its obligations under such indebtedness. As of January 31, 2018, the Company had aggregate outstanding indebtedness, including under its revolving credit facility, its senior notes, and its various classes of asset-backed notes, of $1.09 billion. This level of indebtedness could:

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
One of our operating subsidiaries may be required to repurchase certain finance receivables if representations and warranties about the quality and nature of such receivables are breached, which may negatively impact our results of operations, financial condition, and liquidity. We have entered into certain financing arrangements, including issuances of asset-backed notes and a warehouse financing facility (collectively, “Financing Transactions”), that are secured by retail installment contracts and direct consumer loans originated by our operating subsidiaries (the “Receivables”). In connection with the Financing Transactions, our operating subsidiaries sold the Receivables to certain of our wholly-owned special purpose VIEs and made certain representations and warranties about the quality and nature of the Receivables.
If there is a breach of those representations and warranties, one of our operating subsidiaries may be obligated to repurchase the affected Receivables. If our operating subsidiary is required to repurchase Receivables that were previously sold in connection with the Financing Transactions, this could negatively impact our results of operations, financial condition, and liquidity.
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
Covenants in our debt agreements impose various operating and financial restrictions on us, and if we are not able to comply with such covenants, our lenders could accelerate our indebtedness, proceed against certain collateral we have provided or exercise other remedies, which could have a material adverse effect on us. The covenants in our revolving credit facility, the indenture governing our senior notes, and our asset-backed notes contain a number of restrictions that impose operating and financial restrictions on us and may limit our ability to execute our growth strategy or engage in acts that may be in our long-term best interest, including restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. In addition, we must maintain compliance with certain financial covenants. Our ability to meet those financial covenants can be affected by events beyond our control, and we may be unable to meet them.
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
Increased borrowing costs will negatively impact our results of operations. Because most of our consumer credit programs have interest rates equal to the highest rate allowable under applicable state law, we would generally not be able to pass higher borrowing costs along to future consumer credit customers and our results of operations could be negatively impacted. The interest rates on our revolving credit facility are variable based upon an applicable margin determined by a pricing grid plus a London Interbank Offered Rate ("LIBOR") or alternate base rate, and increases in such rates would reduce our margins. The level of interest rates in the market in general will impact the interest rate on any debt instruments we issue in the future. Additionally, we may issue debt securities or enter into credit facilities under which we pay interest at a higher rate than we have historically paid, which would further reduce our earnings and negatively impact our results of operations.

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
Some of our customers may be recent immigrants and some may not be US citizens. Further, statements from our nation's capital regarding immigration policies that affect states that share a border with Mexico may negatively impact our retail sales.  We follow customer identification procedures including accepting government-issued picture identification, but we do not verify immigration status of our customers.  If we or the retail credit offering sector receive negative publicity around making loans to potentially undocumented immigrants, it may draw additional attention from regulatory agencies or advocacy groups, which may harm our sales and collections results. While our credit models look to approve customers who have stability of residency and employment, it is possible that a significant change in immigration patterns, policies or enforcement could cause our customers to reduce their business with us, or not engage in business transactions with us, and cause a reduction in sales or an increase in account delinquencies. Further, continued political statements coming from our nation's capital regarding immigration policies that affect states that share a border with Mexico may continue to create sales challenges and to negatively impact our retail sales in stores along the Mexican border. There is no assurance that a significant change in US immigration patterns, laws, regulations or enforcement will not occur, and any such significant change could have a material adverse impact on us.
If we lose key management or are unable to attract and retain the qualified sales and credit granting and collection personnel required for our business, our operating results could suffer. Our success depends to a significant degree on the skills, experience and continued service of our key executives and the identification of suitable successors for them. While our key executives are subject to non-competition restrictions and other negative contractual covenants, if we lose the services of any of these individuals, or if one or more of them or other key personnel decide to join a competitor or otherwise compete directly or indirectly with us, and we are unable to identify a suitable successor, our business and operations could be harmed, and we could have difficulty in implementing our strategy. In addition, our sales and credit operations are largely dependent upon our labor force. As our business grows, and as we incur turnover in current positions, we will need to locate, hire and retain additional qualified sales personnel in a timely manner and develop, train and manage an increasing number of management level sales associates and other employees. Additionally, if we are unable to attract and retain qualified credit granting and collection personnel, our ability to perform quality underwriting of new credit transactions and maintain workloads for our collections personnel at a manageable level could be materially adversely affected, and our operations could be materially adversely impacted, resulting in higher delinquency and net charge-offs on our credit portfolio. Competition for qualified employees could require us to pay higher wages, and increases in the federal minimum wage or other employee benefits costs could increase our operating expenses. If we are unable to attract and retain personnel as needed in the future, our net sales and operating results could suffer.
We depend on hiring an adequate number of hourly employees to run our business and are subject to government regulations concerning these and our other employees, including wage and hour regulations. Our workforce is comprised primarily of employees who work on an hourly basis. In certain markets where we operate, there is significant competition for hourly employees. The lack of availability of an adequate number of hourly employees or an increase in wages and benefits to current employees could have a material adverse effect on us. We are subject to applicable rules and regulations relating to our relationship with our employees, including wage and hour regulations, health and workers' compensation benefits, unemployment taxes, overtime and working conditions and immigration status. Accordingly, legislated increases in the federal, state or local minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, would increase our labor costs, which could have a material adverse effect on us.
We face significant competition from national, regional, local and internet retailers of furniture and mattresses, home appliances, and consumer electronics. The retail market for consumer electronics, furniture and mattresses is highly fragmented and intensely competitive and the market for home appliances is concentrated among a few major dealers. We currently compete against a diverse group of retailers, including national mass merchants, specialized national retailers, home improvement stores, and locally-owned regional or independent retail specialty stores that sell furniture and mattresses, home appliances, consumer and electronics, similar, and often identical, to those items we sell. We also compete with retailers that market products using store catalogs and the internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. Additionally, we compete to some extent against companies offering weekly or monthly lease-to-own payment options to credit constrained consumers for products for the home similar to those offered by us.
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
We may experience significant price pressures over the life cycle of our products from competing technologies and our competitors. Prices for many of our products decrease over their life cycle. Such decreases often result in decreased gross profit margins. Suppliers may also take various steps, including manufacturing lower-cost inventory in higher volumes, to increase their own profitability, which may negatively impact our margins and, as a result, our profitability. Typically, new products, such as LED, OLED, QLED, 4K, Ultra HD, and internet-ready televisions and Blu-ray players are introduced at relatively high price points that are then gradually reduced as the product becomes mainstream. To sustain same store sales growth, unit sales must increase at a rate greater than the decline in product prices. The affordability of products helps drive unit sales growth. However, as a result of relatively short product life cycles in the consumer electronics industry, which limit the amount of time available for sales volume to increase, combined with rapid price erosion in the industry, retailers are challenged to maintain overall gross margin levels and positive same store sales. We continue to adjust our marketing strategies to address this challenge through the introduction of new product categories and new products within our existing categories. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices than we anticipated. In addition, we may not be able to maintain our historical margin levels in the future due to increased sales of lower margin products, such as personal electronics products, and declines in average selling prices of key products, such as consumer electronics and home appliances. If sales of lower margin items continue to increase and replace sales of higher margin items, or if our consumer electronics products average selling prices decrease due to the maturity of their life cycle, our gross margin and overall gross profit levels may be materially adversely affected.
A disruption in our relationships with, the operations of, or the supply of product from any of our key suppliers, including those suppliers and manufacturers located in Asia and Mexico, could have a material adverse effect on us. The success of our business and growth strategies depends to a significant degree on our relationships with our suppliers, particularly our brand name suppliers. We do not have long-term supply agreements or exclusive arrangements with the majority of our vendors. We typically order our inventory through the issuance of individual purchase orders to vendors. We have no contractual assurance of the continued supply of merchandise we currently, or would like to, offer our customers. We also rely on our suppliers for funds in the form of vendor allowances. We may be subject to rationing by suppliers with respect to a number of limited distribution items. In addition, while we purchase products from approximately 100 manufacturers and distributors, we rely heavily on a relatively small number of suppliers. For example, during fiscal year 2018, 62.0% of our total inventory purchases were from six vendors. The loss of any one or more of our key suppliers or failure to establish and maintain relationships with these and other vendors, and limitations on the availability of inventory or repair parts, could have a material adverse effect on our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices, and on our results of operations and financial condition.
If one of our vendors were to go out of business or were to be unable to fund amounts due to us, including payments due for returns of product and warranty claims, it could have a material adverse effect on our results of operations and financial condition. Catastrophic or other unforeseen events, whether inside or outside the United States, could materially adversely impact the supply and delivery to us of products manufactured far from our sales facilities, including manufacturers or suppliers located in Asia and Mexico, which could materially adversely impact our results of operations. In addition, because many of the products we sell are manufactured outside of the United States, we may experience labor unrest or an increase in the cost of imported vendor products, including border taxes or tariffs, at any time for reasons beyond our control. Any slow-downs, disruptions or strikes at any of the ports may have a material adverse effect on our relationships with our customers and our business, potentially resulting in canceled orders by customers and reduced revenues and earnings. If imported merchandise becomes more expensive, unavailable or difficult to obtain, we may not be able to meet the demands of our customers. Products from alternative sources may also be more expensive than those our vendors currently import.

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
Our business could be materially adversely affected by changes in consumer protection laws and regulations. Federal and state consumer protection laws, regulations and agencies, such as the FCRA and the CFPB, heavily regulate the way we conduct business and could limit the manner in which we may offer and extend credit and collect on our accounts. Because a substantial portion of our sales are financed through our credit offerings any adverse change in the regulation of consumer credit could have a material adverse effect on us.
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
The CFPB may reshape the consumer financial laws and there continues to be uncertainty as to how the agency's actions will impact our business. The Dodd-Frank Act comprehensively overhauled the financial services industry within the United States and established the CFPB. The CFPB has enforcement and rulemaking authority under certain federal consumer financial laws, including the TILA, ECOA, FCRA, FDCPA, and GLB. This means, for example, that the CFPB has the ability to adopt rules that interpret provisions of the FDCPA, potentially affecting all facets of debt collection. In addition, the CFPB has issued guidance in the form of bulletins on debt collection and credit furnishing activities generally, including bulletins that address furnisher requirements and the application of the CFPB’s prohibition on “unfair, deceptive, or abusive” acts or practices with respect to debt collection.
In October 2017, the CFPB issued a rule to require certain consumer installment lenders to take steps to make sure consumers can repay their loans. This CFPB rule, among other things, requires lenders to use credit reporting systems to report and obtain information on certain loans and borrowers. The rule is slated to take effect in August 2019. Presently, it appears our secured consumer loans are likely excluded from this rule because we extend credit for the sole and express purpose of financing a consumer's initial purchase of our goods and merchandise with the credit secured by the property. While we do not currently know the extent of this final rule until it is fully implemented and enforced by the CFPB, such rule could have the effect of reducing revenue to us from certain loans, reducing the likelihood of collections, or make continuance of those loans impractical or unprofitable.
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
We have been named as a defendant in multiple securities class action lawsuits and shareholder derivative lawsuits, and are also subject to an ongoing SEC investigation. Potential similar or related litigation or investigations could result in substantial damages and may divert management's time and attention from our business. We and certain of our current and former officers and directors are named as defendants in securities class action lawsuits and in related shareholder derivative lawsuits. We are also subject to an ongoing SEC investigation. Each of these matters is described in more detail in Part II, Item 8., in Note 12, Contingencies, of the Consolidated Financial Statements of this Annual Report on Form 10-K.
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
Judicial or administrative decisions, CFPB rule-making or amendments to the Federal Arbitration Act could render the arbitration agreements the Company uses illegal or unenforceable. Dispute arbitration provisions are commonplace in our customer credit arrangements. These provisions are designed to allow the Company to resolve customer disputes through individual arbitration rather than in court. The Company’s arbitration provisions explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, the Company’s arbitration arrangements, if enforced, have the effect of mitigating class and collective action exposure. In the past, various courts and administrative authorities have concluded that arbitration agreements with class action waivers are unenforceable, particularly where a small dollar amount is in controversy on an individual basis. Any judicial or administrative decisions, federal legislation or final CFPB or other administrative rule that would impair the Company’s ability to enter into and enforce consumer dispute arbitration agreements with class action waivers could significantly increase the Company’s exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions. Such litigation could have a material adverse effect on us.
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
Our corporate actions may be substantially controlled by our principal stockholders and affiliated entities. A large proportion of our outstanding common stock is beneficially owned by a small group of principal stockholders and their affiliates, including Stephens Inc., Stephens Group, PAR Capital Management, Inc., and Anchorage Capital Group, LLC. Large holders, such as these, may be able to affect matters requiring approval by Company stockholders, including the election of directors and the approval of mergers or other business combination transactions. The concentration of ownership of our shares of common stock by the relatively small number of investors and hedge funds may:

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
If we cannot continue to offer third party payment solutions for customers who do not qualify for our proprietary credit offerings, our business may be impaired.  Currently, if a customer does not qualify for our credit offering for a particular purchase in our stores, but qualifies with Progressive, a payment solutions provider not affiliated with us, then we sell the applicable merchandise to Progressive, which leases the merchandise to the customer under a lease-to-own arrangement, and we record a cash sale from this arrangement. In fiscal year 2018, AcceptanceNow, our previous provider until May 2017, and Progressive, our provider since May 2017, represented approximately 5.9% of our retail revenue. During fiscal year 2018, we transitioned our lease-to-own relationship to Progressive, a subsidiary of Aaron’s, Inc. Progressive's business model is subject to various risks that are outside of our control. If, as a result of any of these risks, Progressive becomes unable to, or otherwise determines not to continue operating with us at a level similar to the level we have historically operated, or if we are unable to establish a new partnership with a different provider on favorable terms or at all, then we could lose sales or revenue, our financial results could be adversely affected, our ability to execute our growth plan could be impeded and we could otherwise suffer a material adverse effect.
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
Our stores are concentrated in the southern region of the United States, especially Texas, which subjects us to regional risks, such as the economy, weather conditions, hurricanes and other natural or man-made disasters. If the southern region of the United States suffers a continued or another economic downturn or any other adverse regional event, such as inclement weather (including hurricanes like Hurricane Harvey), it could have a material adverse effect on us as a result of the concentration of our stores in such region. Several of our competitors operate stores in various regions across the United States and thus may not be as vulnerable to the risks associated with operating in a concentrated region. The states and the local economies where many of our stores are located are dependent, to a degree, on the oil and gas industries, which can be very volatile due to fluctuations of commodities prices or other causes. Because of fears of climate change and adverse effects of drilling explosions and oil spills in the Gulf of Mexico, legislation has been considered, and governmental regulations and orders have been issued, which, combined with the local economic and employment conditions caused by both, could materially adversely impact the oil and gas industries and the economic health of areas in which a significant number of our stores are located. In addition, the legislative, regulatory and general business environment in Texas, where a large number of our stores are located, has been relatively favorable for our business, but negative or unexpected legislative or regulatory changes in Texas could have a material adverse effect on us.
Our information technology infrastructure is vulnerable to damage that could harm our business. Our ability to operate our business, including our ability to manage our credit and collections, operations and inventory levels, largely depends on the efficient operation of our computer hardware and software systems. We use management information systems, including our credit underwriting, loan management, inventory management and collections systems, to track inventory information at the store level, communicate customer information, aggregate daily sales and expense information and manage our credit portfolio, including processing credit applications and managing collections. In addition, we license these systems from third parties. These systems and our operations are subject to damage or interruption from, among other things:

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
In addition, the software that we have developed internally to use in our daily operations may contain undetected errors that could cause our network to fail or our expenses to increase. Any failure of our owned or licensed systems due to any of these or other causes could cause an interruption in our operations and result in reduced net sales and results of operations. Though we have implemented contingency and disaster recovery processes in the event of one or several technology failures, any unforeseen failure, interruption or compromise of our systems or our security measures could adversely affect our business and harm our reputation. The risk of possible failures or interruptions may not be adequately addressed by us or the third-parties on which we rely, and such failures or interruptions could occur. The occurrence of any failures or interruptions could have a material adverse effect on us.
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
Changes in premium and commission rates on the insurance products we sell or our inability to maintain our insurance licenses requirements in the states in which we operate could have a material adverse effect on us. We derive a significant portion of our revenues and operating income from the commissions we earn from the sale of various insurance products of third-party insurers to our customers. These products include credit insurance, repair service agreements and product replacement policies. Most states and many local jurisdictions in which we operate require registration and licenses to sell these products or otherwise conduct our business. These states and local jurisdictions have, in many cases, established criteria the Company must satisfy in order to obtain, maintain and renew these licenses. For example, certain states or other jurisdictions require the Company to meet or exceed certain operational, advertising, disclosure, collection and recordkeeping requirements and to maintain a minimum amount of net worth or equity. From time to time, the Company is subject to audits in these jurisdictions to ensure it is satisfying the applicable requirements in order to maintain these necessary licenses. If, for any reason, we are unable to satisfy these requirements, we might be unable to maintain our insurance licenses in the states and other jurisdictions in which we operate, we might be subject to various fines and penalties or store closures, or our requests for new or renewed licenses may be denied, any of which consequences could have a material adverse effect on us. In addition, any material claims or future material litigation involving our repair service agreements or product replacement policies, or any decline in the commissions we retain from our sales of the insurance products declines, it may have a material adverse effect on us. Commissions earned on our credit insurance, repair service agreement or product replacement agreement products could also be materially adversely affected by changes in statutory premium rates, commission rates, adverse claims experience and other factors.
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
Changes in trade regulations, currency exchange rate fluctuations and other factors beyond our control could adversely affect our business. A significant portion of our inventory is manufactured or assembled overseas in Asia and in Mexico. Changes in trade regulations, currency fluctuations, border taxes, import tariffs, or other factors beyond our control may increase the cost of items we purchase or create shortages of these items, which in turn could have a material adverse effect on us. Conversely, significant reductions in the cost of these items in U.S. dollars may cause a significant reduction in the retail prices of those products, resulting in a material adverse effect on us.

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
Our tax liabilities could be materially impacted by any changes in the tax laws of the jurisdictions in which we operate, beginning operations in new states, and assessments as a result of tax audits. Legislation could be introduced at any time that changes our tax liabilities in a way that has a material adverse effect on us. In particular, because of the extent of our operations in Texas, the Texas margin tax, which is based on gross profit rather than earnings, can create significant volatility in our effective tax rate. In addition, our entry into new states in the future could subject us to additional tax rate volatility, dependent upon the tax laws in place in those states. Moreover, during fiscal year 2018, we recorded an additional indirect tax audit reserve based on a recent assessment of prior year periods and our estimate related to post-audit periods. In the event that actual results differ from our estimate, we may need to adjust our reserve, which could materially impact our financial condition and results of operations.
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
If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity, including in our e-commerce business, our business could be materially adversely impacted. Criminals are using increasingly sophisticated methods to engage in illegal activities such as paper instrument counterfeiting, fraudulent payment or refund schemes and identity theft. As we make more of our services available over the internet and other media, and as we expand into new geographic regions without an established customer base, we subject ourselves to increased consumer fraud risk. While we believe past incidents of fraudulent activity have been relatively isolated, we cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. We use a variety of tools to protect against fraud, but these tools may not always be successful at preventing such fraud. Instances of fraud may result in increased costs, including possible settlement and litigation expenses, and could have a material adverse effect on us.
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
We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs. We lease almost all of our store locations, our corporate headquarters and our distribution centers. Our continued growth and success depends in part on our ability to locate property for new stores and renew leases for existing locations. There is no assurance that we will be able to locate real estate and negotiate leases for new stores, or renegotiate leases for existing locations on the same or similar terms, or on favorable terms at all, and we could be forced to move or exit a market as a result. Furthermore, a significant rise in real estate prices or real property taxes could result in an increase in store lease expense as we open new locations and renew leases for existing locations, thereby negatively impacting our results of operations. Our inability to renew, extend or replace expiring store leases could have a material adverse effect on us.
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
We utilize three third-party home delivery service providers. The loss of any one provider could have a material negative impact on our home delivery operations. If our third-party merchandise delivery services are unable to meet our promised delivery schedule, or are unable to maintain expense controls, our net sales may decline due to a decline in customer satisfaction, and profitability levels may be negatively impacted. For many purchases, we offer next day delivery to our customers that we outsource to one of three third-party delivery service providers. The loss of any one service provider, or the failure to establish and maintain relationships with these or other similar service providers, could have a material negative impact on our home delivery operations. These third-parties are subject to risks that are beyond our control and, if they fail to timely or satisfactorily deliver our products, we may lose business from customers in the future and could suffer damage to our reputation. The loss of customers or damage to our reputation could have a material adverse effect on us. Further, if our third-party delivery service providers are unable to maintain expense controls, our profitability and results of operations may be negatively impacted.
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
The information set forth in Part II, Item 8., in Note 12, Contingencies, of the Consolidated Financial Statements of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Holders
As of March 27, 2018, we had approximately 400 common stockholders of record and an estimated 5,900 beneficial owners of our common stock. The principal market for our common stock is the NASDAQ Global Select Market ("NASDAQ"), where it is traded under the symbol "CONN." Information regarding the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported by the NASDAQ is summarized as follows:

	Price Range
	Fiscal Year 2018		Fiscal Year 2017
	High	Low	High	Low
First quarter	$17.83	$7.75	$21.48	$10.25
Second quarter	$23.75	$15.10	$13.92	$6.70
Third quarter	$32.90	$16.55	$12.41	$6.54
Fourth Quarter	$37.80	$28.40	$14.70	$8.10
Dividends
No cash dividends were declared or paid in fiscal year 2018 or fiscal year 2017. We do not anticipate paying dividends in the foreseeable future. Any future payment of dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors, including the terms of our indebtedness. Provisions in agreements governing our long-term indebtedness restrict the amount of dividends that we may pay to our stockholders. See Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources."
Share Repurchases
On November 30, 2016, the Board of Directors terminated our share repurchase programs. We did not engage in any share repurchase activity during fiscal year 2018 or fiscal year 2017.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information as of January 31, 2018, relating to our equity compensation plans to which grants of options, restricted stock units or other rights to acquire shares of our common stock may be granted from time to time:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by stockholders	2,026,668	$1.35	2,176,520

Equity compensation plans not approved by stockholders	—	—	—
Total	2,026,668	$1.35	2,176,520
(1) Inclusive of 189,485 stock options and 1,837,183 restricted stock units.
(2) The $1.35 is inclusive of the 1,837,183 shares related to restricted stock units which only have a service requirement and no exercise price. The weighted-average exercise price of the 189,485 outstanding stock options is $14.39.
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total returns of the NASDAQ U.S. Stock Market Index and a customized peer group index comprised of Restoration Hardware, Pier 1 Imports, First Cash, Aaron’s Rent-A-Center, La-Z-Boy, Sleep Number, Ethan Allen, EZCORP, Haverty Furniture, Tuesday Morning, and Gordman’s Stores (the "Peer Group"). The graph assumes an investment of $100 at the close of trading on January 31, 2013, and reinvestment of any dividends. The stock performance shown below is based solely on historical data and is not necessarily indicative of future performance.

	Base Period	Value for the Fiscal Years Ended January 31,
	January 31, 2013	2014	2015	2016	2017	2018
Company/Index:
Conn's, Inc.	$100.00	$213.47	$55.34	$43.32	$37.10	$117.09
NASDAQ U.S. Stock Market Index	$100.00	$132.33	151.25	$152.32	$187.70	$250.45
Peer Group	$100.00	$97.50	$117.06	$73.40	$75.31	$114.51
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

ITEM 6.	SELECTED FINANCIAL DATA.
The following table sets forth selected historical financial information and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Historical data is not necessarily indicative of our future results of operations or financial condition. Refer to Part 1, Item 1A., Risk Factors, included in this Annual Report on Form 10-K. We have derived the selected statement of operations and balance sheet data as of and for each of the years ended January 31, 2018, 2017, 2016, 2015 and 2014 from our audited consolidated financial statements.

	As of and for the Year Ended January 31,
(dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
Statement of Operations Data:
Revenues:
Total net sales	$1,191,967	$1,314,471	$1,322,589	$1,220,976	$991,840
Finance charges and other revenues	324,064	282,377	290,589	264,242	201,929
Total revenues	$1,516,031	$1,596,848	$1,613,178	$1,485,218	$1,193,769
Operating income(1)	$115,068	$64,098	$113,716	$119,867	$161,852
Net income (loss) (2)	$6,463	$(25,562)	$30,855	$58,513	$93,449
Earnings (loss) per common share:
Basic	$0.21	$(0.83)	$0.88	$1.61	$2.61
Diluted	$0.20	$(0.83)	$0.87	$1.59	$2.54
Balance Sheet Data:
Working capital	$915,906	$920,292	$1,016,875	$760,666	$586,384
Inventories	$211,894	$164,856	$201,969	$159,068	$120,530
Customer portfolio balance	$1,527,862	$1,556,439	$1,587,856	$1,365,807	$1,068,270
Total assets	$1,900,799	$1,941,134	$2,025,300	$1,645,804	$1,297,986
Total debt, net	$1,091,012	$1,145,242	$1,249,678	$772,892	$536,051
Total stockholders' equity	$535,068	$517,790	$538,281	$653,670	$589,290
Selected Operating Data:
Change in same stores sales(3)	(11.4)%	(6.3)%	0.5%	8.0%	26.5%
Retail gross margin(4)	39.6%	37.4%	37.0%	36.4%	36.5%
Interest income and fee yield	19.3%	15.4%	16.3%	17.7%	17.9%
Selling, general and administrative expense as a percent of total revenues	29.7%	28.9%	27.0%	26.3%	25.4%
Provision for bad debts as a percentage of average outstanding balance(5)	14.4%	15.5%	15.2%	16.1%	11.0%
Bad debt charge-offs, net of recoveries, as a percentage of average outstanding balance	15.1%	14.4%	12.4%	10.1%	8.0%
Operating margin	7.6%	4.0%	7.0%	8.1%	13.6%
Return on average equity(6)	1.2%	(4.8)%	5.2%	9.4%	17.6%
Percent of retail sales financed in-house, including down payment received	71.0%	72.0%	81.8%	78.0%	77.3%
Weighted-average monthly payment rate(7)	5.04%	4.92%	4.89%	5.11%	5.28%
Number of stores:
Beginning of fiscal year	113	103	90	79	68
Opened	3	10	15	18	14
Closed	—	—	(2)	(7)	(3)
End of fiscal year	116	113	103	90	79

(1)	Operating income includes the following charges and credits:

	Year Ended January 31,
(in thousands)	2018	2017	2016	2015	2014
Store and facility closure and relocation costs	$2,381	$1,089	$637	$3,646	$2,117
Legal and professional fees and related reserves associated with the exploration of strategic alternatives, securities-related litigation and other legal matters	1,177	101	3,153	1,135	—
Indirect tax audit reserve	2,595	1,434	2,748	—	—
Executive management transition costs	—	234	1,506	—	—
Impairment from disposal	—	1,986	—	—	—
Employee severance	1,317	1,634	—	909	—
Write-off of capitalized software costs	5,861	—	—	—	—
Charges and credits	$13,331	$6,478	$8,044	$5,690	$2,117

(2)	Net income (loss) includes pre-tax loss from extinguishment of debt for fiscal years 2018 and 2016 of $3.3 million and $1.4 million, respectively.

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

(4)
Retail gross margin percentage is defined as total net sales, which includes product sales, repair service agreement commissions, and service revenues, less cost of goods sold divided by total net sales. The presentation of our retail gross margin and costs and expenses may not be comparable to other retailers since we include delivery, transportation and handling costs in cost of goods sold and we include the cost of merchandising our products in selling, general and administrative expense ("SG&A"). Other retailers may treat such costs differently.

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
Executive Summary
Total revenues decreased to $1.52 billion for fiscal year 2018 compared to $1.60 billion for fiscal year 2017. Retail revenues decreased to $1.19 billion for fiscal year 2018 compared to $1.32 billion for fiscal year 2017. The decrease in retail revenue was primarily driven by a decrease in same store sales of approximately 11%, partially offset by new store sales growth. Sales for fiscal year 2018 were impacted negatively by tightened underwriting standards, the transition of our lease-to-own partner and general consumer softness along the Mexico border.  Credit revenue increased to $323.7 million for the fiscal year 2018 from $280.8 million for fiscal year 2017. The increase in credit revenue resulted from increased originations of our higher-yielding direct loan product, which resulted in an increase in the portfolio yield rate to 19.3% from 15.4%, partially offset by a 3.3% decline in the average balance of the customer receivable portfolio.
Retail gross margin for fiscal year 2018 was 39.6%, an increase of 220 basis points from the 37.4% reported in fiscal year 2017. The increase in retail gross margin was driven by improved product margins across all product categories, favorable product mix and lower warehouse, delivery and transportation expenses as a result of increased efficiencies.
SG&A for fiscal year 2018 was $450.4 million, a decrease of $10.5 million, or 2.3%, over the prior year. The SG&A decrease in the credit segment of $0.7 million was primarily due to a decrease in compensation costs, partially offset by an increase in third-party legal costs related to collection activities and an increase in the corporate overhead allocation. The SG&A decrease in the retail segment of $9.8 million was primarily due to a decrease in compensation costs and a decrease in advertising expense, partially offset by an increase in the corporate overhead allocation, an increase in occupancy costs due to additional stores opened in fiscal year 2018 and $1.7 million of expenses incurred, net of estimated insurance proceeds, related to Hurricane Harvey. The increase in the corporate overhead allocation made to each of the segments was driven by investments we are making in information technology, other personnel to support long-term performance improvement initiatives and an increase in accrued incentive compensation.
Provision for bad debts for fiscal year 2018 was $216.9 million, a decrease of $25.4 million from the prior year. The year-over-year decrease was driven by the following:

•	a decrease in our estimated non-Troubled Debt Restructurings ("non-TDR") loss rate as a result of an improvement in the credit quality of our portfolio;

•	change in estimate of $5.0 million in fiscal year 2017 related to estimated sales tax recoveries on previously charged-off accounts that resulted in an increase to the provision in fiscal year 2017;

•	a decrease in our estimated Troubled Debt Restructurings ("TDR") loss rate as a result of improvements in TDR delinquency rates; and

•	a decrease in the average receivable portfolio balance over the past 12 months, partially offset by:

•	an increase in the TDR balance at January 31, 2018 as compared to January 31, 2017; and

•	an increase in the qualitative reserve related to Hurricane Harvey of $1.1 million.
Interest expense decreased to $80.2 million for fiscal year 2018 compared to $98.6 million for fiscal year 2017, primarily reflecting a lower effective cost of borrowing and lower average outstanding balance of debt. Interest expense during fiscal year 2018 also benefited from the early redemption of previously issued higher cost asset-backed notes.
Net income for fiscal year 2018 was $6.5 million, or $0.20 per diluted share, which includes a charge related to the remeasurement of our deferred tax assets and liabilities of $13.1 million related to the Tax Cuts and Jobs Act (the “Tax Act”), pre-tax charges and credits of $13.3 million and pre-tax losses on extinguishment of debt of $3.3 million related to the early redemption of existing debt. The after-tax impact of these amounts was $0.75 per diluted share. This compares to a net loss for fiscal year 2017 of $25.6 million, or $0.83 per diluted share, which included pre-tax changes in estimate of $13.2 million, a discrete tax item of $0.9 million, and pre-tax charges and credits of $6.5 million. The after-tax impact of these amounts was $0.61 per diluted share.
Company Initiatives
Fiscal year 2018 was a transformative year for our Company. We maintained our focus on enhancing our credit platform to support the pursuit of our long-term growth objectives. Our credit segment delivered significantly improved results, reflecting the higher yield we earn on our direct loan product, more sophisticated underwriting, which has led to lower delinquency rates and losses, and better execution and performance in the capital markets, which has led to lower cost of funds. We continue to see the benefit in our credit operations from the structural changes we have made to increase yield, reduce losses and improve overall credit performance. Retail operating margins remained strong, demonstrating our differentiated business model, improved product mix, and emphasis on disciplined cost management. We demonstrated the resiliency of our business model and the significant value we provide our customers as we endured the challenges caused by Hurricane Harvey. We delivered the following financial and operational results in fiscal year 2018:

•	Returned to full-year profitability, driven by an 80% increase in operating income in fiscal year 2018 compared to fiscal year 2017;

•
Delivered a record quarterly yield on our customer receivables portfolio of 20.5% in the fourth quarter of fiscal year 2018 from 14.0% in the second quarter of fiscal year 2017 as a result of the successful transition to our higher-yielding direct loan program;

•
For the first time in five years, reduced, year-over-year, the balance of accounts 60 days past due as a percentage of the customer receivables portfolio to 9.9% at January 31, 2018 from 10.7% at January 31, 2017;

•
Delivered record retail gross margin of 39.6% in fiscal year 2018, an increase of 220 basis points compared to 37.4% in fiscal year 2017, driven primarily by improved product margins across all product categories, favorable product mix, and continued focus on increasing efficiencies;

•
Extended our successful asset-backed securitization program, securitizing $1.2 billion of customer receivables in two transactions in fiscal year 2018. These securitizations led to the early redemption of our Series 2015-A Class B Notes (the "2015-A Redeemed Notes"), Series 2016-A Class B Notes and Class C Notes (collectively the "2016-A Redeemed Notes"), which contributed to an 18.7% reduction in interest expense in fiscal year 2018 compared to fiscal year 2017; and

•
Increased sales purchased through the lease-to-own product offered through Progressive, which we offer to our customers who do not qualify for our proprietary credit programs, to 6.5% in the fourth quarter of fiscal year 2018 from 3.8% in the second quarter of fiscal year 2018, the quarter in which we made our transition to Progressive.

We believe that we have laid the foundation to execute our long-term growth strategy and prudently manage financial and operational risk while maximizing shareholder value. We have identified the following strategic priorities for fiscal year 2019:

•	Increase net income by improving performance across our core operational and financial metrics: same store sales, retail margin, portfolio yield, charge-off rate, and interest expense;

•	Open five to nine new stores in our current geographic footprint to leverage our existing infrastructure;

•	Increase interest income on our loan portfolio by continuing to originate higher-yielding loans;

•	Continue to refine and enhance our underwriting platform;

•	Reduce our interest expense despite a rising rate environment;

•	Optimize our mix of quality, branded products and gain efficiencies in our warehouse, delivery and transportation operations to increase our retail gross margin;

•	Continue to grow our lease-to-own sales; and

•	Maintain disciplined oversight of our selling, general and administrative expenses.

Outlook
The broad appeal of the Conn's value proposition to our geographically diverse core demographic, unit economics of our business and current retail real estate market conditions provide us ample opportunity for continued expansion. Our brand recognition and long history in our core markets give us the opportunity to further penetrate our existing footprint, particularly as we leverage existing marketing spend, logistics infrastructure, and service footprint. There are also many markets in the United States with demographic characteristics similar to those in our existing footprint, which provides substantial opportunities for future growth. We plan to continue to improve our operating results by leveraging our existing infrastructure and seeking to continually optimize the efficiency of our marketing, merchandising, distribution and credit operations. As we expand in existing markets and penetrate new markets, we expect to increase our purchase volumes, achieve distribution efficiencies and strengthen our relationships with our key vendors. Over time, we also expect our increased store base and higher net sales to further leverage our existing corporate and regional infrastructure.

Results of Operations
The following tables present certain financial and other information, on a consolidated basis:

Consolidated:	Year ended January 31,			Change
(in thousands)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Total net sales	$1,191,967	$1,314,471	$1,322,589	$(122,504)	$(8,118)
Finance charges and other	324,064	282,377	290,589	41,687	(8,212)
Total revenues	1,516,031	1,596,848	1,613,178	(80,817)	(16,330)
Costs and expenses:
Cost of goods sold	720,344	823,082	833,126	(102,738)	(10,044)
Selling, general and administrative expense	450,413	460,896	436,115	(10,483)	24,781
Provision for bad debts	216,875	242,294	222,177	(25,419)	20,117
Charges and credits	13,331	6,478	8,044	6,853	(1,566)
Total costs and expenses	1,400,963	1,532,750	1,499,462	(131,787)	33,288
Operating income	115,068	64,098	113,716	50,970	(49,618)
Interest expense	80,160	98,615	63,106	(18,455)	35,509
Loss on early extinguishment of debt	3,274	—	1,367	3,274	(1,367)
Income (loss) before income taxes	31,634	(34,517)	49,243	66,151	(83,760)
Provision (benefit) for income taxes	25,171	(8,955)	18,388	34,126	(27,343)
Net income (loss)	$6,463	$(25,562)	$30,855	$32,025	$(56,417)
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
We evaluate a segment’s performance based upon operating income before taxes. SG&A include the direct expenses of the retail and credit operations, allocated corporate overhead expenses, and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% multiplied by the average portfolio balance for each applicable period.

The following table represents total revenues, costs and expenses, operating income and income before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Year ended January 31,			Change
(dollars in thousands)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Product sales	$1,077,874	$1,186,197	$1,199,134	$(108,323)	$(12,937)
Repair service agreement commissions	100,383	113,615	109,730	(13,232)	3,885
Service revenues	13,710	14,659	13,725	(949)	934
Total net sales	1,191,967	1,314,471	1,322,589	(122,504)	(8,118)
Finance charges and other	341	1,569	1,639	(1,228)	(70)
Total revenues	1,192,308	1,316,040	1,324,228	(123,732)	(8,188)
Costs and Expenses:
Cost of goods	720,344	823,082	833,126	(102,738)	(10,044)
Selling, general and administrative expense(1)	316,325	326,078	313,694	(9,753)	12,384
Provision for bad debts	829	990	791	(161)	199
Charges and credits	13,331	6,478	8,044	6,853	(1,566)
Total costs and expenses	1,050,829	1,156,628	1,155,655	(105,799)	973
Operating income	141,479	159,412	168,573	(17,933)	(9,161)
Income before income taxes	$141,479	$159,412	$168,573	$(17,933)	$(9,161)
Number of stores:
Beginning of fiscal year	113	103	90
Opened	3	10	15
Closed	—	—	(2)
End of fiscal year	116	113	103

Credit Segment:	Year ended January 31,			Change
(in thousands)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Finance charges and other revenues	$323,723	$280,808	$288,950	$42,915	$(8,142)
Costs and expenses:
Selling, general and administrative expense(1)	134,088	134,818	122,421	(730)	12,397
Provision for bad debts	216,046	241,304	221,386	(25,258)	19,918
Total cost and expenses	350,134	376,122	343,807	(25,988)	32,315
Operating loss	(26,411)	(95,314)	(54,857)	68,903	(40,457)
Interest expense	80,160	98,615	63,106	(18,455)	35,509
Loss on early extinguishment of debt	3,274	—	1,367	3,274	(1,367)
Loss before income taxes	$(109,845)	$(193,929)	$(119,330)	$84,084	$(74,599)

(1)
For the years ended January 31, 2018, 2017 and 2016, the amount of overhead allocated to each segment reflected in SG&A was $27.6 million, $24.5 million and $16.7 million, respectively. For the years ended January 31, 2018, 2017 and 2016, the amount of reimbursement made to the retail segment by the credit segment was $37.4 million, $38.8 million and $36.4 million, respectively.

Year ended January 31, 2018 compared to the year ended January 31, 2017

Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Year Ended January 31,					%	Same Store
(dollars in thousands)	2018	% of Total	2017	% of Total	Change	Change	% Change
Furniture and mattress	$393,853	33.0%	$421,055	32.0%	$(27,202)	(6.5)%	(10.2)%
Home appliance	337,538	28.3	358,771	27.3	(21,233)	(5.9)	(7.6)
Consumer electronic	248,727	20.9	293,685	22.4	(44,958)	(15.3)	(15.5)
Home office	80,330	6.7	92,404	7.0	(12,074)	(13.1)	(12.3)
Other	17,426	1.5	20,282	1.6	(2,856)	(14.1)	(15.6)
Product sales	1,077,874	90.4	1,186,197	90.3	(108,323)	(9.1)	(11.0)
Repair service agreement commissions	100,383	8.4	113,615	8.6	(13,232)	(11.6)	(13.9)
Service revenues	13,710	1.2	14,659	1.1	(949)	(6.5)
Total net sales	$1,191,967	100.0%	$1,314,471	100.0%	$(122,504)	(9.3)%	(11.4)%

Sales for the year ended January 31, 2018 were negatively impacted by tightened underwriting standards, the transition of our lease-to-own partner and general consumer softness along the Mexico border. The following provides a summary of the same store sales performance of our product categories during fiscal year 2018 compared to fiscal year 2017:

•	Furniture unit volume decreased 19.2%, partially offset by a 11.1% increase in average selling price;

•	Mattress unit volume decreased 17.7%, partially offset by a 9.2% increase in average selling price;

•	Home appliance unit volume decreased 7.0% and average selling price decreased by 0.7%;

•	Consumer electronic unit volume decreased 15.5% and average selling price was flat; and

•	Home office unit volume decreased 14.7%, partially offset by a 2.8% increase in average selling price.
The following table provides the change of the components of finance charges and other revenues:

	Year ended January 31,
(in thousands)	2018	2017	Change
Interest income and fees	$289,005	$238,386	$50,619
Insurance income	34,718	42,422	(7,704)
Other revenues	341	1,569	(1,228)
Finance charges and other revenues	$324,064	$282,377	$41,687
The increase in interest income and fees was due to an increase of 390 basis points in the yield rate, which was 19.3% for the year ended January 31, 2018 compared to 15.4% for the year ended January 31, 2017, partially offset by a decline of 3.3% in the average balance of the customer receivable portfolio. Interest income and fees for the year ended January 31, 2017 included the negative impact of adjustments of $8.2 million as a result of changes in estimates for allowances for no-interest option credit programs and deferred interest. Excluding the impact of changes in estimates, the yield rate increased 330 basis points from the year ended January 31, 2017 to the year ended January 31, 2018. Insurance income is comprised of sales commissions from third-party insurance companies that are recognized when coverage is sold and retrospective commissions paid by the insurance carrier if insurance claims are less than earned premiums. Insurance income decreased over the prior year period primarily due to the decrease in retrospective commissions as a result of higher claim volumes related to Hurricane Harvey, a decrease in sales of insurance products and a reduction in premium rates in certain states.

The following table provides key portfolio performance information:

	Year ended January 31,
(dollars in thousands)	2018	2017
Interest income and fees	$289,005	$238,386
Net charge-offs	(226,798)	(224,169)
Interest expense	(80,160)	(98,615)
Net portfolio total	$(17,953)	$(84,398)
Average portfolio balance	$1,500,700	$1,552,475
Interest income and fee yield	19.3%	15.4%
Net charge-off percentage	15.1%	14.4%
Cost of Goods and Retail Gross Margin

	Year ended January 31,
(dollars in thousands)	2018	2017	Change
Retail total net sales	$1,191,967	$1,314,471	$(122,504)
Cost of goods sold	$720,344	$823,082	$(102,738)
Retail gross margin	$471,623	$491,389	$(19,766)
Retail gross margin percentage	39.6%	37.4%
The increase in retail gross margin was driven by improved product margins across all product categories, favorable product mix and lower warehouse, delivery and transportation expenses as a result of increased efficiencies.

Selling, General and Administrative Expense

	Year ended January 31,
(dollars in thousands)	2018	2017	Change
Selling, general and administrative expense:
Retail segment	$316,325	$326,078	$(9,753)
Credit segment	134,088	134,818	(730)
Selling, general and administrative expense - consolidated	$450,413	$460,896	$(10,483)
As a percent of total revenues	29.7%	28.9%
The SG&A decrease in the retail segment of $9.8 million was primarily due to a decrease in compensation costs and a decrease in advertising expense, partially offset by an increase in the corporate overhead allocation, an increase in occupancy costs due to additional stores opened in fiscal year 2018 and $1.7 million of expenses incurred, net of estimated insurance proceeds, related to Hurricane Harvey. The decrease in retail revenue resulted in an increase of 170 basis points in SG&A as a percent of retail segment revenues for the year ended January 31, 2018 as compared to the year ended January 31, 2017.
The SG&A decrease in the credit segment of $0.7 million was primarily due to a decrease in compensation costs, partially offset by an increase in third-party legal costs related to collection activities and an increase in the corporate overhead allocation. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment for the year ended January 31, 2018 increased by 20 basis points as compared to the year ended January 31, 2017.
The increase in the corporate overhead allocation made to each of the segments was driven by investments we are making in information technology, other personnel to support long-term performance improvement initiatives and an increase in accrued incentive compensation.

Provision for Bad Debts

	Year ended January 31,
(dollars in thousands)	2018	2017	Change
Provision for bad debts:
Retail segment	$829	$990	$(161)
Credit segment	216,046	241,304	(25,258)
Provision for bad debts - consolidated	$216,875	$242,294	$(25,419)
Provision for bad debts - credit segment, as a percent of average portfolio balance	14.4%	15.5%
The provision for bad debts decreased by $25.4 million for the year ended January 31, 2018 as compared to the year ended January 31, 2017. The most significant reasons for this decrease were:

•	a decrease in our estimated non-TDR loss rate as a result of an improvement in the credit quality of our portfolio;

•	changes in estimates of $5.0 million in fiscal year 2017 related to estimated sales tax recoveries on previously charged-off accounts that resulted in an increase to the provision in fiscal year 2017;

•	a decrease in our estimated TDR loss rate as a result of improvements in TDR delinquency rates; and

•	a decrease in the average receivable portfolio balance over the past 12 months;
partially offset by

•	an increase in the TDR balance at January 31, 2018 as compared to January 31, 2017; and

•	an increase in the qualitative reserve related to Hurricane Harvey of $1.1 million.

Charges and Credits

	Year ended January 31,
(in thousands)	2018	2017	Change
Store and facility relocation costs	$2,381	$1,089	$1,292
Legal and professional fees and related reserves associated with the exploration of strategic alternatives, securities-related litigation and other legal matters	1,177	101	1,076
Indirect tax audit reserve	2,595	1,434	1,161
Executive management transition costs	—	234	(234)
Impairment from disposal	—	1,986	(1,986)
Employee severance	1,317	1,634	(317)
Write-off of capitalized software costs	5,861	—	5,861
	$13,331	$6,478	$6,853
During the year ended January 31, 2018, we incurred exit costs associated with reducing the square footage of a distribution center and consolidating our corporate headquarters, severance costs related to a change in the executive management team, a charge related to an increase in our indirect tax audit reserve, a loss from the write-off of previously capitalized costs for a software project that was abandoned during fiscal year 2018 related to the implementation of a new point of sale system that began in fiscal year 2013 and contingency reserves related to legal matters. During the year ended January 31, 2017, we incurred legal and professional fees related to the exploration of strategic alternatives and securities-related litigation, costs associated with store and facility relocations, a charge related to an increase in our indirect tax audit reserve, transition costs due to changes in the executive management team, severance costs related to a change in the executive management team, and impairments from disposals, which included the write-off of leasehold improvements for one store we relocated prior to the end of the useful life of the leasehold improvements and incurred costs for a terminated store project prior to starting construction.

Interest Expense
Net interest expense for the year ended January 31, 2018 was $80.2 million compared to $98.6 million for the year ended January 31, 2017. The decrease of $18.4 million reflects a lower weighted average cost of borrowing and a lower average outstanding balance of debt.

Loss on Extinguishment of Debt
During the year ended January 31, 2018, we wrote-off $3.3 million of debt issuance costs related to an amendment to our revolving credit facility for lenders that did not continue to participate and the early retirement of our 2015-A Redeemed Notes, 2016-A Redeemed Notes and the notes ("Warehouse Notes") issued in connection with the Warehouse Financing (defined below).
Provision (Benefit) for Income Taxes

	Year ended January 31,
(dollars in thousands)	2018	2017	Change
Provision (benefit) for income taxes	$25,171	$(8,955)	$34,126
Effective tax rate	79.6%	25.9%
The increase in the effective income tax rate for the year ended January 31, 2018 compared to the year ended January 31, 2017 primarily related to:

•
Income before taxes of $31.6 million resulting in a provision for incomes taxes of $11.8 million for fiscal year 2018 compared to a loss before income taxes of $34.5 million resulting in a tax benefit of $9.0 million for fiscal year 2017; and

•	Remeasurement of deferred tax assets and liabilities in connection with the Tax Act resulting in an increase to the provision for income taxes of $13.4 million for fiscal year 2018.
Year ended January 31, 2017 compared to the year ended January 31, 2016
Revenues. The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Year ended January 31,					%	Same store
(dollars in thousands)	2017	% of Total	2016	% of Total	Change	Change	% change
Furniture and mattress	$421,055	32.0%	$409,788	31.0%	$11,267	2.7%	(4.7)%
Home appliance	358,771	27.3	356,634	27.0	2,137	0.6	(5.3)
Consumer electronic	293,685	22.4	312,009	23.6	(18,324)	(5.9)	(9.7)
Home office	92,404	7.0	101,365	7.6	(8,961)	(8.8)	(12.3)
Other	20,282	1.6	19,338	1.5	944	4.9	(3.4)
Total product sales	1,186,197	90.3	1,199,134	90.7	(12,937)	(1.1)	(6.8)
Repair service agreement commissions	113,615	8.6	109,730	8.3	3,885	3.5	(2.8)
Service revenues	14,659	1.1	13,725	1.0	934	6.8
Total net sales	$1,314,471	100.0%	$1,322,589	100.0%	$(8,118)	(0.6)%	(6.3)%
Sales for the year ended January 31, 2017 were negatively impacted by underwriting changes made in the fourth quarter of fiscal year 2016 and during fiscal year 2017. The following provides a summary of the same store sales performance of our product categories during fiscal year 2017 compared to fiscal year 2016:

•	Furniture unit volume decreased 1.6%, partially offset by a 4.7% increase in average selling price;

•	Mattress unit volume increased 2.4% and average selling price increased 1.2%;

•	Home appliance unit volume increased 3.4%, partially offset by a 2.4% decrease in average selling price;

•	Consumer electronic unit volume decreased 9.4%, partially offset by an 4.7% increase in average selling price; and

•	Home office unit volume decreased 10.0%, partially offset by a 1.5% increase in average selling price.

The following table provides the change of the components of finance charges and other revenues:

	Year ended January 31,
(in thousands)	2017	2016	Change
Interest income and fees	$238,386	$238,161	$225
Insurance income	42,422	50,789	(8,367)
Other revenues	1,569	1,639	(70)
Finance charges and other revenues	$282,377	$290,589	$(8,212)
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

The following table provides key portfolio performance information:

	Year ended January 31,
(dollars in thousands)	2017	2016
Interest income and fees	$238,386	$238,161
Net charge-offs	(224,169)	(180,421)
Interest expense	(98,615)	(63,106)
Net portfolio total	$(84,398)	$(5,366)
Average portfolio balance	$1,552,475	$1,458,326
Interest income and fee yield	15.4%	16.3%
Net charge-off percentage	14.4%	12.4%

Cost of Goods and Retail Gross Margin

	Year ended January 31,
(dollars in thousands)	2017	2016	Change
Retail total net sales	$1,314,471	$1,322,589	$(8,118)
Cost of goods sold	823,082	833,126	(10,044)
Retail gross margin	$491,389	$489,463	$1,926
Retail gross margin percentage	37.4%	37.0%
The increase in retail gross margin percentage was driven by improved product margin and an increase in repair service agreement commissions, partially offset by the impact softer sales have on our fixed warehouse, delivery, and transportation costs.

Selling, General and Administrative Expense

	Year ended January 31,
(dollars in thousands)	2017	2016	Change
Selling, general and administrative expense:
Retail segment	$326,078	$313,694	$12,384
Credit segment	134,818	122,421	12,397
Selling, general and administrative expense - consolidated	$460,896	$436,115	$24,781
As a percent of total revenues	28.9%	27.0%

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

Charges and Credits

	Year ended January 31,
(in thousands)	2017	2016	Change
Store and facility closure costs	$1,089	$637	$452
Legal and professional fees related to the exploration of strategic alternative and securities-related litigation	101	3,153	(3,052)
Indirect tax audit reserve	1,434	2,748	(1,314)
Executive management transition costs	234	1,506	(1,272)
Impairment from disposal	1,986	—	1,986
Employee severance	1,634	—	1,634
	$6,478	$8,044	$(1,566)
During the year ended January 31, 2017, we incurred costs associated with facility closures, retirement of leasehold improvements, legal and professional fees related to our securities-related litigation, charges for severance and transition costs due to changes in our executive management team and an increase to our sales tax audit reserve. The retirement of leasehold improvements included write-offs related to two stores we relocated prior to the end of their useful lives and incurred costs for terminated store projects prior to starting construction. During the year ended January 31, 2016, we had costs associated with charges related to the closing of under-performing retail locations, legal and professional fees related to our exploration of strategic alternatives and our securities-related litigation, transition costs due to changes in the executive management team, and we recorded a sales tax audit reserve.

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

Impact of Inflation and Changing Prices
We do not believe that inflation has had a material effect on our net sales or results of operations. However, price deflation during the last three fiscal years, primarily in the consumer electronics industry, has negatively impacted our net sales and results of operations. Significant increases in oil and gasoline prices could adversely affect our customers' shopping decisions and payment patterns. We rely heavily on our distribution system and our next day delivery policy to satisfy our customers' needs and desires, and increases in oil and gasoline prices could result in increased distribution costs and delivery charges. If we are unable to effectively pass increased transportation costs on to the consumer, either by increased delivery costs or higher prices, such costs could adversely affect our results of operations. Conversely, significant decreases in oil and gasoline prices could negatively impact certain local economies in regions in which we have stores, impacting our customer's employment or income, which could adversely affect our sales and collection of customer receivables. In addition, the cost of items we purchase may increase or shortages of these items may arise as a result of changes in trade regulations, currency fluctuations, border taxes, import tariffs, or other factors beyond our control.
Seasonality
Our business is seasonal with a higher portion of sales and operating profit realized during the fourth quarter due primarily to the holiday selling season. In addition, during the first quarter, our portfolio performance benefits from the timing of personal income tax refunds received by our customers which typically results in higher cash collection rates.
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
Customer Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 30%. During the third quarter of fiscal year 2017, we implemented our direct consumer loan program across all Texas locations. During the first quarter of fiscal year 2018, we implemented our direct consumer loan program in all Louisiana locations. During the third quarter of fiscal year 2018, we implemented our direct consumer loan program in all Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represent approximately 78% of our fiscal year 2018 originations, which under our previous offerings had a maximum equivalent interest rate of approximately 21%, compared to an interest rate of up to 27% in Oklahoma and up to 30% in Texas, Louisiana and Tennessee under our new direct consumer loan programs. In states where regulations do not generally limit the interest rate charged, we increased our rates in the third quarter of fiscal year 2017 to 29.99%. These states represented 11% of our fiscal year 2018 originations.
We offer customers 12- and 18-month no-interest option finance programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest option program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived. We discontinued offering our 18-month no-interest option finance program after January 31, 2018.
We regularly extend or "re-age" a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which is subsequently resolved, and when the customer indicates a willingness and ability to resume making monthly payments. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay the account balance. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. We may also charge the customer an extension fee, which approximates the interest owed for the time period the contract was past due. Our re-age programs consist of extensions and two payment updates, which include unilateral extensions to customers who make two full payments in three calendar months in certain states. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation or have reached our limits for account re-aging. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the interest rate or the total principal amount due from the customer but does reduce the monthly contractual payments and extends the term. Under these options, as with extensions, the customer must resolve the reason for delinquency and show a willingness and ability to resume making contractual monthly payments. The re-aged receivable balance as of January 31, 2018 includes $62.0 million in first time re-ages related to customers within FEMA-designated Hurricane Harvey disaster areas.

The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	January 31,
	2018	2017	2016
Weighted-average credit score of outstanding balances(1)	591	589	595
Average outstanding customer balance	$2,443	$2,376	$2,406
Balances 60+ days past due as a percentage of total customer portfolio balance(2)	9.9%	10.7%	9.9%
Re-aged balance as a percentage of total customer portfolio balance(2)(3)	24.3%	16.1%	14.5%
Account balances re-aged more than six months (in thousands)	$76,165	$73,903	$62,288
Allowance for bad debts as a percentage of total customer portfolio balance	13.3%	13.5%	12.0%
Percent of total customer portfolio balance represented by no-interest option receivables	21.2%	27.1%	37.1%

	Year ended January 31,
	2018	2017	2016
Total applications processed	1,278,809	1,337,850	1,287,478
Weighted-average origination credit score of sales financed(1)	610	609	615
Percent of total applications approved and utilized	30.4%	34.5%	42.7%
Average down payment	3.0%	3.2%	3.3%
Average income of credit customer at origination	$43,400	$41,900	$41,100
Percent of retail sales paid for by:
In-house financing, including down payments received	71.0%	72.0%	81.8%
Third-party financing	16.1%	15.7%	7.6%
Third-party lease-to-own option	5.9%	6.3%	4.5%
	93.0%	94.0%	93.9%

(1)	Credit scores exclude non-scored accounts.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(3)
The re-aged balance as a percentage of total customer portfolio as of January 31, 2018 includes $62.0 million, or 4.1%, in first time re-ages related to customers within FEMA-designated Hurricane Harvey disaster areas.

The decrease in the percentage of total applications approved and utilized was driven by underwriting changes made during fiscal year 2017. The underwriting changes were made to reduce credit risk, specifically related to new customers, while identifying opportunities to increase originations to certain existing customers.

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

For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the outstanding portfolio balance decreased to 10.8% as of January 31, 2018 from 11.2% as of January 31, 2017. The percentage of non-restructured accounts greater than 60 days past due decreased 70 basis points to 8.3% as of January 31, 2018 from 9.0% as of January 31, 2017. The decrease in delinquency and changes in expectations for customer performance and cash recoveries on charged-off accounts are reflected in our loss projection models.

For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 35.6% as of January 31, 2018 as compared to 36.9% as of January 31, 2017. This 130 basis point decrease reflects the impact of improved delinquency rates, partially offset by an increase in charge-offs in the current period compared to a year ago.
The percent of bad debt charge-offs, net of recoveries, to average portfolio balance was 15.1% for fiscal year 2018 compared to 14.4% for fiscal year 2017. The increase was primarily due to the acceleration of charge-offs related to bankruptcy and legal settlement accounts during the current fiscal year and the aging of higher risk vintages from the first half of fiscal year 2017 prior to tightening of our underwriting standards in the second half of fiscal year 2017.
As of January 31, 2018 and 2017, balances under no-interest programs included within customer receivables were $323.6 million and $421.8 million, respectively. Amounts financed under these programs decreased to 21.2% of the total portfolio balance as of January 31, 2018 from 27.1% as of January 31, 2017. During the first quarter of fiscal year 2017 we transitioned our 18- and 24-month equal-payment, no-interest programs to a third-party and reduced the availability of cash-option, no-interest programs to higher risk customers. In the third quarter of fiscal year 2017, we began to issue an 18 month cash-option, no-interest program. We discontinued offering our 18-month no-interest option finance program after January 31, 2018.
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
Operating cash flows.  For the year ended January 31, 2018, net cash provided by operating activities was $51.4 million compared to $205.2 million for the year ended January 31, 2017. The decrease in net cash provided by operating activities was primarily driven by an increase in cash used for working capital, primarily used to purchase inventory and for accounts payable and a decrease in the amount of tenant improvement allowances received, partially offset by an increase in net income when adjusted for non-cash activity.
Investing cash flows.  For the year ended January 31, 2018, net cash used in investing activities was $16.9 million compared to $35.8 million for the year ended January 31, 2017. The decrease was primarily the result of lower capital expenditures due to fewer new store openings for the year ended January 31, 2018 compared to the year ended January 31, 2017, partially offset by a decrease in proceeds from the sale of property and equipment.
Financing cash flows.  For the year ended January 31, 2018, net cash used in financing activities was $48.7 million compared to net cash used in financing activities of $158.1 million for the year ended January 31, 2017. During the year ended January 31, 2018, the issuance of the 2017-A VIE and 2017-B VIE asset-backed notes and Warehouse Notes resulted in net proceeds to us of approximately $1.10 billion, net of transaction costs and restricted cash. The proceeds from the 2017-A VIE and 2017-B VIE asset-backed notes were used to pay down the entire balance on our revolving credit facility outstanding at the time of issuance and for other general corporate purposes. The proceeds from the Warehouse Notes were used to early retire the 2016-A VIE asset-backed notes. The proceeds from the 2017-B VIE asset-backed notes were also used to pay down the entire balance of the Warehouse Notes. Cash collections from the securitized receivables were used to make payments on the asset-backed notes for the years ended January 31, 2018 and January 31, 2017. During the year ended January 31, 2017, the 2016-A VIE and 2016-B VIE issued asset-backed notes resulting in net proceeds to us of approximately $1.04 billion, net of transaction costs and restricted cash, which were used to pay down the entire balance on our revolving credit facility outstanding at the time of issuance and for other general corporate purposes.
Senior Notes. On July 1, 2014, we issued $250.0 million of the unsecured Senior Notes due July 2022 bearing interest at 7.25%, pursuant to an indenture dated July 1, 2014 (as amended, the "Indenture"), among Conn's, Inc., its subsidiary guarantors (the "Guarantors") and U.S. Bank National Association, as trustee. The effective interest rate of the Senior Notes after giving effect to the discount and issuance costs is 7.8%.
The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock ("restricted payments"); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations on restricted payments are only effective if one or more of the following occurred: (1) a default were to exist under the Indenture, (2) we could not satisfy a debt incurrence test, and (3) the aggregate amount of restricted payments were to exceed an amount tied to consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have had a leverage ratio, as defined under the Indenture, of less than or equal to 2.50 to 1.0. As a result of these exceptions, as of January 31, 2018, $176.7 million would have been free from the distribution restrictions related to the Senior Notes. However, as a result of the revolving credit facility distribution restrictions, which are further described below, we were restricted from making a distribution as of January 31, 2018. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period.
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
As of January 31, 2018, we were not restricted from making up to $41.9 million in distributions related to repayments of the Senior Notes as a result of the revolving credit facility distribution restrictions, which are further described below.
Asset-backed Notes. During fiscal years 2018, 2017 and 2016, we securitized customer accounts receivables by transferring the receivables to various bankruptcy-remote VIEs. In turn, the VIEs issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the VIEs.
Under the terms of the respective securitization transactions, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of issued notes, and then to the residual equity holder. We retain the servicing of the securitized portfolios and receive a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables. In addition, we, rather than the VIEs, retain all credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charge-offs of the securitized receivables, which are reflected as a reduction to net charge-offs on a consolidated basis.
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
The asset-backed notes outstanding as of January 31, 2018 consisted of the following:

Asset-Backed Notes	Original Principal Amount	Original Net Proceeds(1)	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate(2)
2016-B Class B Notes	111,960	108,586	10/6/2016	3/15/2019	7.34%	8.10%
2017-A Class A Notes	313,220	304,451	4/19/2017	7/15/2019	2.73%	5.13%
2017-A Class B Notes	106,270	103,300	4/19/2017	2/15/2020	5.11%	5.91%
2017-A Class C Notes	50,340	48,919	4/19/2017	10/15/2021	7.40%	8.01%
2017-B Class A Notes	361,400	358,945	12/20/2017	7/15/2020	2.73%	4.32%
2017-B Class B Notes	132,180	131,281	12/20/2017	4/15/2021	4.52%	5.46%
2017-B Class C Notes	78,640	77,843	12/20/2017	11/15/2022	5.95%	6.80%
Total	$1,154,010	$1,133,325
(1) After giving effect to debt issuance costs and restricted cash held by the VIEs.
(2) For the year ended January 31, 2018, and inclusive of the impact of changes in timing of actual and expected cash flows.

On May 15, 2017, the Company completed the redemption of its 2015-A Redeemed Notes at an aggregate redemption price of $114.1 million (which was equal to the entire outstanding principal of, plus accrued interest on, the 2015-A Redeemed Notes). The net funds used to call the notes was $78.8 million, which is equal to the redemption price less adjustments of $35.3 million for funds held in reserve and collection accounts in accordance with the terms of the applicable indenture governing the 2015-A Redeemed Notes. The net funds used to call the 2015-A Redeemed Notes of $78.8 million was transferred from the Guarantors to the Non-Guarantor Subsidiary in exchange for the underlying securities held as collateral on the 2015-A Redeemed Notes with carrying value of $126.3 million as of April 30, 2017. In connection with the early redemption of the 2015-A Redeemed Notes, we wrote-off $2.1 million of debt issuance costs.
On August 15, 2017, affiliates of the Company closed on a $79.9 million financing under a receivables warehouse financing transaction entered into on August 8, 2017 (the "Warehouse Financing"). The net proceeds of the Warehouse Financing were used to prepay in full the 2016-A Redeemed Notes, which had been issued by Conn’s Receivables Funding 2016-A, LLC under a securitization transaction entered into on March 17, 2016, that were still outstanding as of August 15, 2017.
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

The Third Amendment, among other things, (a) extended the maturity date of the credit facility one year to October 30, 2019; (b) provided for a reduction in the aggregate commitments from $810 million to $750 million; (c) amended the minimum interest coverage ratio covenant to reduce the minimum interest coverage ratio to 1.25x as of the last day of each fiscal quarter beginning with the fiscal quarter ended January 31, 2018; (d) reduced the minimum cash recovery percentage on the contracts it owns and manages from 4.50% to 4.45% for the first nine months of each fiscal year, and from 4.25% to 4.20% for the last three months of each fiscal year; (e) amended the definition of “EBITDA” to, among other things, exclude the impact of non-cash asset write-offs relating to construction in process; (f) amended the definition of “Interest Expense” to exclude certain non-interest expenses; (g) amended various definitions and other related provisions to clarify the Company’s ability to undertake permitted securitization transactions; (h) increased the number of equity cures that may be exercised during the term of the agreement from one time to two times, and increased the maximum amount of each such cure from $10 million to $20 million; and (i) modified the calculations of “Tangible Net Worth” and “Interest Coverage Ratio” to deduct certain amounts attributable to the difference between a calculated loss reserve and the Company’s recorded loss reserve on its customer receivables.
Loans under the revolving credit facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin based on facility availability which specifies a margin ranging from 2.75% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.75% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the average outstanding balance and letters of credit of the revolving credit facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the revolving credit facility was 6.5% for fiscal year 2018.
The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of January 31, 2018, we had immediately available borrowing capacity of $207.6 million under our revolving credit facility, net of standby letters of credit issued of $2.8 million. We also had $462.6 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and total eligible inventory balances.

The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may make dividends and distributions to the Company and other obligors under the revolving credit facility without restriction. As of January 31, 2018, we were not restricted from making up to $43.5 million in distributions related to repayments of the Senior Notes as a result of the revolving credit facility distribution restrictions, but were restricted from other distributions as a result of the revolving credit facility restrictions. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.
In connection with entering into the Third Amendment, we wrote-off $0.3 million of debt issuance costs for lenders that did not continue to participate. We also paid $2.8 million of debt issuance costs, recorded as other assets, which are amortized ratably over the remaining term of the revolving credit facility along with the unamortized debt issuance costs remaining on the revolving credit facility.
Debt Covenants. We were in compliance with our debt covenants, as amended, at January 31, 2018.  A summary of the significant financial covenants that govern our revolving credit facility, as amended, compared to our actual compliance status at January 31, 2018 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio must equal or exceed minimum	3.29:1.00	1.25:1.00
Leverage Ratio must not exceed maximum	2.46:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.09:1.00	2.00:1.00
Cash Recovery Percent must exceed stated amount	4.80%	4.20%
Capital Expenditures, net, must not exceed maximum	$9.8 million	$75.0 million
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
Capital expenditures.  We lease the majority of our stores under operating leases, and our plans for future store locations anticipate operating leases under existing GAAP, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.3 million and $1.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.5 million and $1.0 million per store remodel (before tenant improvement allowances), depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include "sale-leaseback" or direct "purchase-lease" programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened three new stores during fiscal year 2018, and currently plan to open five to nine new stores during fiscal year 2019. Additionally, we plan to upgrade several of our facilities and continue to enhance our IT systems during fiscal year 2019. Our anticipated capital expenditures for fiscal year 2019 are between $30 and $35 million.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses, funding of capital expenditures and repayment of debt, we rely primarily on cash from operations. As of January 31, 2018, beyond cash generated from operations we had (i) immediately available borrowing capacity of $207.6 million under our revolving credit facility, (ii) $462.6 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances and (iii) $9.3 million of cash on hand. However, we have, in the past, sought to raise additional capital.
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

Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of January 31, 2018:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments:
Revolving credit facility(1)	$83,384	$3,658	$79,726	$—	$—
Senior Notes	300,315	16,458	32,915	250,942	—
2016B Class B Notes(2)	79,627	5,401	74,226	—	—
2017A Class A Notes(2)	62,164	1,632	60,532	—	—
2017A Class B Notes(2)	117,354	5,430	111,924	—	—
2017A Class C Notes(2)	64,148	3,725	7,450	52,973	—
2017B Class A Notes(2)	312,277	7,990	304,287	—	—
2017B Class B Notes(2)	151,332	5,975	11,949	133,408	—
2017B Class C Notes(2)	101,061	4,679	9,358	87,024
Capital lease obligations	7,247	1,192	1,335	763	3,957
Operating leases:
Real estate	430,401	59,435	116,862	110,306	143,798
Equipment	4,252	1,705	1,790	757	—
Contractual commitments(3)	71,950	67,952	3,918	80	—
Total	$1,785,512	$185,232	$816,272	$636,253	$147,755

(1)	Estimated interest payments are based on the outstanding balance as of January 31, 2018 and the interest rate in effect at that time.

(2)
The payments due by period for the Senior Notes and asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.

(3)
Contractual commitments primarily include commitments to purchase inventory of $60.9 million and capital expenditures of $3.2 million, which is not reduced for any reimbursements we might receive for tenant improvement allowances from landlords, with the remaining commitments for advertising and other services. The timing of the payments is subject to change based upon actual receipt of inventory and other payment terms with vendors.

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
Allowance for doubtful accounts. The determination of the amount of the allowance for bad debts is, by nature, highly complex and subjective. Future events that are inherently uncertain could result in material changes to the level of the allowance for bad debts. General economic conditions, changes to state or federal regulations and a variety of other factors that affect the ability of borrowers to service their debts or our ability to collect will impact the future performance of the portfolio.
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
Qualitative adjustments are made to the allowance for bad debts when, based on management’s judgment, there are internal or external factors impacting probable incurred losses not taken into account by the quantitative calculations. These qualitative considerations are based on the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in concentrations of credit, and other internal or external factor changes. We utilize an economic qualitative adjustment based on changes in unemployment rates if current unemployment rates in our markets are worse than they were on average over the last 24 months.  We also qualitatively limit the impact of changes in first payment default rates and changes in delinquency when those changes result in a decrease to the allowance for bad debts based on a measure of the dispersion of historical charge-off rates.
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
As of January 31, 2018 and 2017, the balance of allowance for doubtful accounts and uncollectible interest for non-TDR customer receivables was $148.9 million and $159.0 million, respectively. As of January 31, 2018 and 2017, the amount included in the allowance for doubtful accounts associated with principal and interest on TDR accounts was $54.7 million and $51.2 million, respectively. A 100 basis point increase in our estimated gross charge-off rate would increase our allowance for doubtful accounts for our customer accounts receivable by $10.8 million over a 12-month period based on the balance outstanding at January 31, 2018.
Interest income on customer accounts receivable.  Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At January 31, 2018 and 2017, there were $12.5 million and $13.7 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
We offer 12-and 18-month no-interest option programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest option program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived. Interest income is recognized based on estimated accrued interest earned to date on all no-interest option finance programs with an offsetting reserve for those customers expected to satisfy the requirements of the program based on our historical experience. We discontinued offering our 18-month no-interest option finance program after January 31, 2018.
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
We typically only place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. At January 31, 2018 and 2017, customer receivables carried in non-accrual status were $16.9 million and $22.9 million, respectively, of which $14.5 million and $19.5 million, respectively, were in bankruptcy status and less than 60 days past due. At January 31, 2018 and 2017, customer receivables that were past due 90 days or more and still accruing interest totaled $109.7 million and $124.0 million, respectively.

Inventories.  Inventories consist of merchandise purchased for resale and service parts and are recorded at the lower of cost or market. The carrying value of the inventory is reduced to its net realizable value for any items with excess of carrying amount, typically weighted-average cost, over the amount we expect to realize from the ultimate sale or other disposition of the inventory, with a corresponding charge to cost of sales. The write-down of inventory to net realizable value is estimated based on assumptions regarding inventory aging, historical product sales, and obsolescence of products on hand. A 10% difference in our actual inventory reserve at January 31, 2018, would have affected our cost of goods sold by $0.4 million.
Impairment of Long-Lived Assets.  Long-lived assets are evaluated for impairment, primarily at the retail store level. We monitor store performance in order to assess if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store's performance. For property and equipment held and used, we recognize an impairment loss if the carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and estimated fair value. Fair value is determined by discounting the anticipated cash flows over the remaining term of the lease utilizing certain unobservable inputs (Level 3). For the years ended January 31, 2018, 2017, and 2016, no impairment charges were recorded.
Vendor allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, and promotion programs, collectively referred to as vendor allowances, which are recorded on the accrual basis. We estimate the vendor allowances to accrue based on the progress of satisfying the terms of the programs based on actual and projected sales or purchase of qualifying products. If the programs are related to product purchases, the vendor allowances are recorded as a reduction of product cost in inventory still on hand with any remaining amounts recorded as a reduction of cost of goods sold. During the years ended January 31, 2018, 2017 and 2016, we recorded $153.0 million, $162.5 million and $145.4 million, respectively, as reductions in cost of goods sold from vendor allowances.
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
Loans under the revolving credit facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.75% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.75% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is a rate per annum equal to the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our quarterly average net availability under the borrowing base and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the revolving credit facility. As of January 31, 2018, the balance outstanding under our revolving credit facility was $77.0 million. A 100 basis point increase in interest rates on the revolving credit facility would increase our borrowing costs by $0.8 million over a 12-month period, based on the balance outstanding at January 31, 2018.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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
Our management (with the participation of our principal executive officer and our principal financial officer) assessed the effectiveness of our internal control over financial reporting as of January 31, 2018. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment and those criteria, management believes that, as of January 31, 2018, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of January 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Conn's, Inc.
The Woodlands, Texas
April 5, 2018

/s/ Lee A. Wright
Lee A. Wright
Executive Vice President and Chief Financial Officer

/s/ Norman Miller
Norman Miller
Chief Executive Officer and President

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Conn’s, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Conn’s, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Conn’s, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2018, and the related notes and our report dated April 5, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Houston, Texas
April 5, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Conn’s, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Conn’s, Inc. and subsidiaries (the Company) as of January 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 5, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.

Houston, Texas
April 5, 2018

CONN'S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	January 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$9,286	$23,566
Restricted cash (includes VIE balances of $85,322 and $110,698, respectively)	86,872	110,698
Customer accounts receivable, net of allowance (includes VIE balances of $459,708 and $529,108, respectively)	636,825	702,162
Other accounts receivable	71,186	69,286
Inventories	211,894	164,856
Income taxes receivable	32,362	2,150
Prepaid expenses and other current assets	31,592	14,955
Total current assets	1,080,017	1,087,673
Long-term portion of customer accounts receivable, net of allowance (includes VIE balances of $455,002 and $320,382, respectively)	650,608	615,904
Property and equipment, net	143,152	159,202
Deferred income taxes	21,565	71,442
Other assets	5,457	6,913
Total assets	$1,900,799	$1,941,134
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$907	$849
Accounts payable	71,617	101,612
Accrued compensation and related expenses	21,366	13,325
Accrued expenses	44,807	26,456
Income taxes payable	2,939	3,318
Deferred revenues and other credits	22,475	21,821
Total current liabilities	164,111	167,381
Deferred rent	87,003	87,957
Long-term debt and capital lease obligations (includes VIE balances of $787,979 and $745,581 respectively)	1,090,105	1,144,393
Other long-term liabilities	24,512	23,613
Total liabilities	1,365,731	1,423,344
Commitments and contingencies
Stockholders' equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 31,435,775 and 30,961,898 shares issued, respectively)	314	310
Additional paid-in capital	101,087	90,276
Retained earnings	433,667	427,204
Total stockholders' equity	535,068	517,790
Total liabilities and stockholders' equity	$1,900,799	$1,941,134
See notes to consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Year Ended January 31,
	2018	2017	2016
Revenues:
Product sales	$1,077,874	$1,186,197	$1,199,134
Repair service agreement commissions	100,383	113,615	109,730
Service revenues	13,710	14,659	13,725
Total net sales	1,191,967	1,314,471	1,322,589
Finance charges and other revenues	324,064	282,377	290,589
Total revenues	1,516,031	1,596,848	1,613,178
Costs and expenses:
Cost of goods sold	720,344	823,082	833,126
Selling, general and administrative expense	450,413	460,896	436,115
Provision for bad debts	216,875	242,294	222,177
Charges and credits	13,331	6,478	8,044
Total costs and expenses	1,400,963	1,532,750	1,499,462
Operating income	115,068	64,098	113,716
Interest expense	80,160	98,615	63,106
Loss on extinguishment of debt	3,274	—	1,367
Income (loss) before income taxes	31,634	(34,517)	49,243
Provision (benefit) for income taxes	25,171	(8,955)	18,388
Net income (loss)	$6,463	$(25,562)	$30,855
Income (loss) per share:
Basic	$0.21	$(0.83)	$0.88
Diluted	$0.20	$(0.83)	$0.87
Weighted-average common shares outstanding:
Basic	31,192,439	30,776,479	35,084,343
Diluted	31,777,823	30,776,479	35,557,069

See notes to consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands except for number of shares)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance January 31, 2015	36,351,700	$364	$231,395	$421,911	$653,670
Exercise of options and vesting of restricted stock, net of withholding tax	195,378	2	(45)	—	(43)
Issuance of common stock under Employee Stock Purchase Plan	48,586	—	969	—	969
Repurchase of common stock	(5,965,275)	(60)	(151,721)	—	(151,781)
Stock-based compensation	—	—	4,611	—	4,611
Net income	—	—	—	30,855	30,855
Balance January 31, 2016	30,630,389	306	85,209	452,766	538,281
Exercise of options and vesting of restricted stock, net of withholding tax	230,752	3	(698)	—	(695)
Issuance of common stock under Employee Stock Purchase Plan	100,757	1	764	—	765
Stock-based compensation	—	—	5,001	—	5,001
Net loss	—	—	—	(25,562)	(25,562)
Balance January 31, 2017	30,961,898	310	90,276	427,204	517,790
Exercise of options and vesting of restricted stock, net of withholding tax	415,940	3	1,496	—	1,499
Issuance of common stock under Employee Stock Purchase Plan	57,937	1	635	—	636
Stock-based compensation	—	—	8,680	—	8,680
Net income	—	—	—	6,463	6,463
Balance January 31, 2018	31,435,775	$314	$101,087	$433,667	$535,068
See notes to consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended January 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$6,463	$(25,562)	$30,855
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	30,806	28,846	22,706
Loss from retirement of leasehold improvement	—	1,986	—
Amortization of debt issuance costs	14,277	24,044	13,437
Provision for bad debts and uncollectible interest	261,662	281,872	258,157
Loss on extinguishment of debt	3,274	—	1,367
Stock-based compensation expense	8,680	5,001	4,611
Charges, net of credits, for store and facility closures and relocations	1,479	1,089	637
Deferred income taxes	49,878	(1,223)	(16,674)
Loss (gain) from sale/write-off of fixed assets	5,529	(490)	(1,338)
Tenant improvement allowances received from landlords	7,082	24,274	21,822
Change in operating assets and liabilities:
Customer accounts receivable	(230,201)	(224,363)	(432,382)
Other accounts receivables	(2,917)	16,601	(24,421)
Inventories	(47,038)	37,113	(42,901)
Other assets	(15,474)	308	(2,759)
Accounts payable	(31,220)	18,434	4,074
Accrued expenses	25,100	(904)	(369)
Income taxes	(30,590)	7,961	(344)
Deferred rent, revenues and other credits	(5,429)	10,184	(8,263)
Net cash provided by (used in) operating activities	51,361	205,171	(171,785)
Cash flows from investing activities:
Purchases of property and equipment	(16,918)	(46,556)	(63,405)
Proceeds from sales of property and equipment	—	10,806	5,647
Net cash used in investing activities	(16,918)	(35,750)	(57,758)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	1,042,034	1,067,850	1,118,000
Payments on asset-backed notes	(1,001,702)	(1,032,842)	(400,717)
Changes in restricted cash balances	23,826	(32,122)	(78,576)
Borrowings from revolving credit facility	1,717,012	724,697	606,288
Payments on revolving credit facility	(1,817,512)	(876,404)	(805,193)
Borrowings from warehouse facility	79,940	—	—
Payments on warehouse facility	(79,940)	—	—
Repurchase of senior notes	—	—	(22,965)
Payment of debt issuance costs and amendment fees	(13,874)	(9,716)	(35,776)
Repurchases of common stock	—	—	(151,781)
Proceeds from stock issued under employee benefit plans	3,318	1,268	2,653
Tax payments associated with equity-based compensation transactions	(1,182)	(40)	(1,726)
Other	(643)	(800)	(633)
Net cash (used in) provided by financing activities	(48,723)	(158,109)	229,574
Net change in cash and cash equivalents	(14,280)	11,312	31
Cash and cash equivalents, beginning of period	23,566	12,254	12,223
Cash and cash equivalents, end of period	$9,286	$23,566	$12,254
(continued on next page)

	Year ended January 31,
	2018	2017	2016
Non-cash investing and financing activities:
Capital lease asset additions and related obligations	$3,196	$704	$2,187
Property and equipment purchases not yet paid	$2,070	$857	$4,475
Supplemental cash flow data:
Cash interest paid	$63,713	$71,239	$49,192
Cash income taxes paid (refunded), net	$3,083	$(15,750)	$36,894
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
We operate two reportable segments: retail and credit. Our retail stores bear the "Conn's HomePlus" name with all of our stores providing the same products and services to a common customer group. Our stores follow the same procedures and methods in managing their operations. Our retail business and credit business are operated independently from each other. The credit segment is dedicated to providing short- and medium-term financing to our retail customers. The retail segment is not involved in credit approval decisions. Our management evaluates performance and allocates resources based on the operating results of the retail and credit segments.
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
Refer to Note 6, Debt and Capital Lease Obligations, and Note 13, Variable Interest Entities, for additional information.
Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ, even significantly, from these estimates. Management evaluates its estimates and related assumptions regularly, including those related to the allowance for doubtful accounts and allowances for no-interest option credit programs, which are particularly sensitive given the size of our customer portfolio balance.
Cash and Cash Equivalents. Cash and cash equivalents include cash, credit card deposits in-transit, and highly liquid debt instruments purchased with a maturity of three months or less. Cash and cash equivalents include credit card deposits in-transit of $2.0 million and $2.4 million, as of January 31, 2018 and 2017, respectively.
Restricted Cash. The restricted cash balance as of January 31, 2018 and 2017 includes $58.1 million and $75.2 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $27.2 million and $35.5 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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

CONN’S, INC. AND SUBSIDIARIES
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
Interest Income on Customer Accounts Receivable.  Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At January 31, 2018 and 2017, there were $12.5 million and $13.7 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
We offer 12-month and 18-month no-interest option programs. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest option program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived. Interest income is recognized based on estimated accrued interest earned to date on all no-interest option finance programs with an offsetting reserve for those customers expected to satisfy the requirements of the program based on our historical experience. We discontinued offering our 18-month no-interest option finance program after January 31, 2018.
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
We typically only place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. At January 31, 2018 and 2017, customer receivables carried in non-accrual status were $16.9 million and $22.9 million, respectively. At January 31, 2018 and 2017, customer receivables that were past due 90 days or more and still accruing interest totaled $109.7 million and $124.0 million, respectively. At January 31, 2018 and January 31, 2017, customer receivables in a bankruptcy status that are less than 60 days past due of $14.5 million and $19.5 million, respectively, are included within the customer receivables carried in non-accrual status balance.
Allowance for Doubtful Accounts. The determination of the amount of the allowance for bad debts is, by nature, highly complex and subjective. Future events that are inherently uncertain could result in material changes to the level of the allowance for bad debts. General economic conditions, changes to state or federal regulations and a variety of other factors that affect the ability of borrowers to service their debts or our ability to collect will impact the future performance of the portfolio.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Inventories. Inventories consist of merchandise purchased for resale and service parts and are recorded at the lower of cost or market. The carrying value of the inventory is reduced to its net realizable value for any items with excess of carrying amount, typically weighted-average cost, over the amount we expect to realize from the ultimate sale or other disposition of the inventory, with a corresponding charge to cost of sales. The write-down of inventory to net realizable value is estimated based on assumptions regarding inventory aging, historical product sales, and obsolescence of products on hand.
Vendor Allowances. We receive funds from vendors for price protection, product rebates (earned upon purchase or sale of product), marketing, and promotion programs, collectively referred to as vendor allowances, which are recorded on the accrual basis. We estimate the vendor allowances to accrue based on the progress of satisfying the terms of the programs based on actual and projected sales or purchase of qualifying products. If the programs are related to product purchases, the vendor allowances are recorded as a reduction of product cost in inventory still on hand with any remaining amounts recorded as a reduction of cost of goods sold. During the years ended January 31, 2018, 2017 and 2016, we recorded $153.0 million, $162.5 million and $145.4 million, respectively, as reductions in cost of goods sold from vendor allowances.
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
Internal-Use Software Costs. Costs related to software developed or obtained for internal use are expensed as incurred until the application development stage has been reached. Once the application development stage has been reached, certain qualifying costs are capitalized until the software is ready for its intended use. For the year ended January 31, 2018, we incurred a $5.9 million loss from the write-off of previously capitalized costs for a software project that was abandoned during fiscal year 2018 related to the implementation of a new point of sale system that began in fiscal year 2013.
Impairment of Long-Lived Assets. Long-lived assets are evaluated for impairment, primarily at the retail store level. We monitor store performance in order to assess if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The most likely condition that would necessitate an assessment would be an adverse change in historical and estimated future results of a retail store's performance. For property and equipment held and used, we recognize an impairment loss if the carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and estimated fair value. Fair value is determined by discounting the anticipated cash flows over the remaining term of the lease utilizing certain unobservable inputs (Level 3). For the years ended January 31, 2018, 2017 and 2016, no impairment charges were recorded.
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt.  All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the revolving credit facility are included in other assets on our consolidated balance sheet and were $5.2 million and $5.7 million as of January 31, 2018 and 2017, respectively.
Revenue Recognition. Revenue from the sale of retail products is recognized at the time the customer takes possession of the product. Such revenue is recognized net of any adjustments for sales incentives such as discounts, coupons, rebates or other free products or services and discounts on sales financed through no-interest option programs that extend beyond one year. We sell repair service agreements and credit insurance contracts on behalf of unrelated third-parties. For contracts where third-parties are the obligor on the contract, commissions are recognized in revenue at the time of sale, and in the case of retrospective commissions, when earned. Service revenues are recognized at the time service is provided to the customer.
Sales financed by us under short-term, no-interest option credit programs are recognized at the time the customer takes possession of the product, consistent with the above stated policy. Sales financed by us under no-interest option programs with terms of greater than one year are recorded at their net present value. Sales of products financed through no-interest option programs with

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terms of one year or less are not discounted. Sales financed through third-party no-interest option programs typically require us to pay the third-party a fee on each completed sale, which is recorded as a reduction of net sales in the retail segment. Additionally, as part of our agreement with our third-party provider of no-interest option programs, we may receive retrospective commission revenues based on the total dollar value of sales made under our third-party provider.
We classify amounts billed to customers for delivery, transportation and handling as revenues, with the related costs included in cost of goods sold.
Expense Classifications. We record as cost of goods sold, the direct cost of products and parts sold and related costs for delivery, transportation and handling, inbound freight, receiving, inspection, and other costs associated with the operations of our distribution system, including occupancy related to our warehousing operations. The costs associated with our merchandising, advertising, sales commissions, and all store occupancy costs, are included in SG&A.
Advertising Costs. Advertising costs are expensed as incurred. For fiscal years 2018, 2017 and 2016, advertising expense was $86.8 million, $92.9 million and $89.9 million, respectively.
Stock-based Compensation. Stock-based compensation expense is recorded, net of estimated forfeitures, for share-based compensation awards over the requisite service period using the straight-line method. An adjustment is made to compensation cost for any difference between the estimated forfeitures and the actual forfeitures related to the awards. For equity-classified share-based compensation awards, expense is recognized based on the grant-date fair value. For stock option grants, we use the Black-Scholes model to determine fair value. For grants of restricted stock units, the fair value of the grant is the market value of our stock at the date of issuance. For grants of performance-based restricted stock units, the fair value of the grant is the market value of our stock at the date of issuance adjusted for a market condition, a performance condition and a service condition.
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
Income Taxes. We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. We follow the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between GAAP and tax bases of assets and liabilities and for operating loss and tax credit carryforwards, as measured using the enacted tax rates expected to be in effect when the temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the enactment occurs. A valuation allowance is provided when it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. To the extent penalties and interest are incurred, we record these charges as a component of our provision for income taxes.
We review and update our tax positions as necessary to add any new uncertain tax positions taken, or to remove previously identified uncertain positions that have been adequately resolved. Additionally, uncertain positions may be remeasured as warranted by changes in facts or law. Accounting for uncertain tax positions requires estimating the amount, timing and likelihood of ultimate settlement.
Leases. We lease most of our current store locations and certain of our facilities and operating equipment under operating leases. The fixed, non-cancelable terms of our real estate leases are generally five to 15 years and generally include renewal options that allow us to extend the term beyond the initial non-cancelable term. Most of the real estate leases require payment of real estate taxes, insurance and certain common area maintenance costs in addition to future minimum lease payments. Equipment leases generally provide for initial lease terms of three to five years and provide for a purchase right at the end of the lease term at the then fair market value of the equipment. As of January 31, 2018 and 2017, deferred rent related to lease agreements with escalating rent payments and rent holiday was $26.9 million and $25.4 million, respectively.
Certain of our operating leases contain predetermined fixed escalations of the minimum rental payments over the lease. For these leases, we recognize the related rental expense on a straight-line basis over the term of the lease, which commences for accounting purposes on the date we take possession of the leased store. Possession generally occurs prior to making any lease payments and approximately 90 to 120 days prior to the opening of a store. In the early years of a lease with rent escalations, the recorded rent expense will exceed the actual cash payments. The amount of rent expense that exceeds the cash payments is recorded as deferred rent in the consolidated balance sheet. In the later years of a lease with rent escalations, the recorded rent expense will be less than the actual cash payments. The amount of cash payments that exceed the rent expense is then recorded as a reduction to deferred rent.
Additionally, certain operating leases contain tenant allowance provisions, which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement. We record the amount to be remitted by the landlord as a tenant allowance receivable

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as we earn it under the terms of the contract. At the same time, we record deferred rent in an equal amount in the consolidated balance sheet. The tenant allowance receivable is reduced as cash is received from the landlord, while the deferred rent is amortized as a reduction to rent expense over the lease term. As of January 31, 2018 and 2017, deferred rent related to tenant allowances, including both current and long-term portions, was $69.7 million and $71.3 million, respectively.
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

	Year Ended January 31,
	2018	2017	2016
Weighted-average common shares outstanding - Basic	31,192,439	30,776,479	35,084,343
Dilutive effect of stock options and restricted stock units	585,384	—	472,726
Weighted-average common shares outstanding - Diluted	31,777,823	30,776,479	35,557,069
For the years ended January 31, 2018, 2017 and 2016, the weighted-average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect, or for performance based awards, those not included because all necessary conditions have not been satisfied by the end of the respective period, was 278,740, 735,456 and 388,434, respectively.
Repurchase Program. During fiscal year 2016, we announced that the Board of Directors of the Company ("Board of Directors") authorized a repurchase program of up to an aggregate of $175.0 million of (i) shares of the Company's outstanding common stock; (ii) 7.250% Senior Notes Due 2022 (the "Senior Notes"); or (iii) a combination thereof. During fiscal year 2016, we purchased 5.9 million shares of common stock, using $151.6 million of the $175.0 million repurchase authorization. Additionally, we utilized $22.9 million of the repurchase authorization to acquire $23.0 million of face value of our Senior Notes. On November 30, 2016, the Board of Directors terminated the share repurchase program. We did not engage in any share repurchase activity during fiscal year 2018 or fiscal year 2017.
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

level of input that is significant to the fair-value measurement.
The fair value of cash and cash equivalents, restricted cash held by the consolidated VIEs and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a Level 3 discounted cash flow analysis, approximates their carrying amount, which includes the allowance for doubtful accounts. The fair value of our revolving credit facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At January 31, 2018, the fair value of the Senior Notes outstanding, which was determined using Level 1 inputs, was $228.4 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At January 31, 2018, the fair value of the asset-backed notes approximates their carrying value and was determined using Level 2 inputs based on inactive trading activity.
Recent Accounting Pronouncements Adopted.  In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which modifies the accounting for excess tax benefits and tax deficiencies associated with share-based payments, the accounting for forfeitures, and the classification of certain items on the statement of cash flows. ASU 2016-09 eliminates the requirement to recognize excess tax benefits in additional paid-in capital ("APIC"), and the requirement to evaluate tax deficiencies for APIC or income tax expense classification, and provides for these benefits or deficiencies to be recorded as an income tax expense or benefit in the income statement. With these changes, tax-related cash flows resulting from share-based payments are classified as operating activities as opposed to financing. The standard became effective for us in the first quarter of fiscal year 2018. The amendment requiring the recognition of excess tax benefits and deficiencies as income tax benefit or expense in the income statement as opposed to being recognized as additional paid-in-capital was applied prospectively. The Company retrospectively adopted the amendments requiring the classification of excess tax benefits and deficiencies with other income tax cash flows as operating activities and cash paid when directly withholding shares as financing activities in the accompanying consolidated statements of cash flows. The total cash flow impact for fiscal year 2017 and fiscal year 2016 was $0.0 million and $2.3 million, respectively. The Company has elected to continue its current practice of estimating the number of awards expected to vest in determining the amount of compensation cost to be recognized related to share based payment transactions.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory that is accounted for using first-in, first-out or average cost method and has historically been measured at the lower of cost or market be measured at the lower of cost and net realizable value. The update requires prospective application and became effective for us in the first quarter of fiscal year 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Yet To Be Adopted. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current guidance. Upon adoption of ASU 2014-09, entities are required to recognize revenue using the following comprehensive model: (1) identify contracts with customers, (2) identify the performance obligations in such contracts, (3) determine transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue as each performance obligation is satisfied. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year and allows early adoption on a limited basis. The FASB has also issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, all of which were issued to improve and clarify the guidance in ASU 2014-09. These ASUs are effective for us beginning in the first quarter of fiscal year 2019 and will result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. We currently anticipate adopting the standard using the cumulative catch-up transition method. Based on our assessment, as a result of adopting these ASUs, we expect the additional disclosure requirements will be qualitatively material. Additionally, we expect to record a cumulative catch-up transition adjustment related to repair service agreement retrospective commissions in the first quarter of fiscal year 2019.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will change how lessees account for leases. For most leases, a liability will be recorded on the balance sheet based on the present value of future lease obligations with a corresponding right-of-use asset. Primarily for those leases currently classified by us as operating leases, we will recognize a single lease cost on a straight line basis based on the combined amortization of the lease obligation and the right-of-use asset. Other leases will be required to be accounted for as financing arrangements similar to how we currently account for capital leases. On transition, we will recognize a cumulative-effect adjustment to the retained earnings on the opening balance sheet in the period of adoption using a modified retrospective approach. The final standard will become effective for us beginning in the first quarter of fiscal year 2020. Based on our preliminary assessment, we believe the adoption of this ASU will have a material impact on our financial statements as we will be required to report additional leases on our consolidated balance sheet. We are the lessee under various lease agreements for our retail stores and equipment that are currently accounted for as operating leases as discussed in Note 8, Leases.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The standard will become effective for us in the first quarter of fiscal year 2021 and early adoption is permitted beginning in the first quarter of fiscal year 2020. We have formed a cross-functional working group comprised of individuals from various functional areas including credit, finance, accounting, and information technology. While we are currently evaluating the impact on our consolidated financial statements, the adoption of ASU 2016-13 is likely to result in a material increase in the allowance for loan losses as a result of changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice. Among other things, debt prepayment or debt extinguishment costs will be presented as cash outflows for financing activities on the statement of cash flow. The standard will become effective for us in the first quarter of fiscal year 2019. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The standard will become effective for us in the first quarter of fiscal year 2019. The application of the amendments will require the use of a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We do not expect the standard to have a material impact on our financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires that the statement of cash flows provides the change in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. We hold restricted cash related to our asset backed security transactions. The adoption of this standard will result in us no longer showing the changes in restricted cash balances as a component of cash flows from financing activities but instead include the balances of both current and long-term restricted cash with cash and cash equivalents in total cash, cash equivalents and restricted cash for the beginning and end of the periods presented. The ASU will become effective for us in the first quarter of fiscal year 2019.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Customer Accounts Receivable
Customer accounts receivable consisted of the following:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due(1)		Re-aged(1) (2)
(in thousands)	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
Customer accounts receivable	$1,374,269	$1,417,581	$114,120	$127,747	$217,952	$111,585
Restructured accounts	153,593	138,858	37,687	38,010	153,593	138,858
Total customer portfolio balance	1,527,862	1,556,439	$151,807	$165,757	$371,545	$250,443
Net deferred origination fees and costs	(15,897)	(6,991)
Allowance for uncollectible accounts	(203,572)	(210,175)
Allowances for no-interest option credit programs	(20,960)	(21,207)
Total customer accounts receivables, net	1,287,433	1,318,066
Short-term portion of customer accounts receivable, net	(636,825)	(702,162)
Long-term portion of customer accounts receivable, net	$650,608	$615,904
Securitized receivables held by the VIE	$1,085,385	$1,015,837	$124,627	$156,344	$300,348	$238,375
Receivables not held by the VIE	442,477	540,602	27,180	9,413	71,197	12,068
Total customer portfolio balance	$1,527,862	$1,556,439	$151,807	$165,757	$371,545	$250,443

(1)
Due to the fact that an account can become past due after having been re-aged, accounts could be represented as both past due and re-aged. As of January 31, 2018 and 2017, the amounts included within both 60 days past due and re-aged was $80.8 million and $66.7 million, respectively. As of January 31, 2018 and 2017, the total customer portfolio balance past due one day or greater was $401.0 million and $406.1 million, respectively. These amounts include the 60 days past due totals shown above.

(2)	The re-aged receivable balance as of January 31, 2018 includes $62.0 million in first time re-ages related to customers within FEMA-designated Hurricane Harvey disaster areas.
The following presents the activity in our allowance for doubtful accounts and uncollectible interest for customer receivables:

	January 31, 2018
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$158,992	$51,183	$210,175
Provision(1)	189,786	71,047	260,833
Principal charge-offs(2)	(177,682)	(60,003)	(237,685)
Interest charge-offs	(30,379)	(10,259)	(40,638)
Recoveries(2)	8,139	2,748	10,887
Allowance at end of period	$148,856	$54,716	$203,572
Average customer portfolio balance outstanding	$1,357,455	$143,245	$1,500,700

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 31, 2017
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$149,227	$41,763	$190,990
Provision(1)	219,084	62,788	281,872
Principal charge-offs(2)	(183,235)	(46,710)	(229,945)
Interest charge-offs	(30,686)	(7,832)	(38,518)
Recoveries(2)	4,602	1,174	5,776
Allowance at end of period	$158,992	$51,183	$210,175
Average customer portfolio balance outstanding	$1,423,445	$129,030	$1,552,475

	January 31, 2016
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$118,786	$28,196	$146,982
Provision(1)	204,499	53,658	258,157
Principal charge-offs(2)	(150,237)	(34,604)	(184,841)
Interest charge-offs	(27,414)	(6,314)	(33,728)
Recoveries(2)	3,593	827	4,420
Allowance at end of period	$149,227	$41,763	$190,990
Average customer portfolio balance outstanding	$1,355,804	$102,522	$1,458,326
(1) Includes provision for uncollectible interest, which is included in finance charges and other revenues.
(2) Charge-offs include the principal amount of losses (excluding accrued and unpaid interest). Recoveries include the principal amount collected during the period for previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

3.	Property and Equipment
Property and equipment consist of the following:

	Estimated	January 31,
(dollars in thousands)	Useful Lives	2018	2017
Land	—	$4,146	$3,979
Buildings	30 years	1,748	913
Leasehold improvements	5 to 15 years	222,781	215,612
Equipment and fixtures	3 to 5 years	67,710	59,879
Capital leases	3 to 20 years	8,527	4,989
Construction in progress	—	8,097	13,572
		313,009	298,944
Less: accumulated depreciation		(169,857)	(139,742)
		$143,152	$159,202

Depreciation expense was approximately $30.8 million, $28.8 million and $22.7 million for the years ended January 31, 2018, 2017 and 2016, respectively. Construction in progress is comprised primarily of the construction of leasehold improvements related to unopened retail stores and internal-use software under development. Capital lease assets primarily include retail locations.

4.	Charges and Credits
Charges and credits consisted of the following:

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31,
(in thousands)	2018	2017	2016
Store and facility closure and relocation costs	$2,381	$1,089	$637
Legal and professional fees and related reserves associated with the exploration of strategic alternatives, securities-related litigation and other legal matters	1,177	101	3,153
Indirect tax audit reserve	2,595	1,434	2,748
Executive management transition costs	—	234	1,506
Impairment from disposal	—	1,986	—
Employee severance	1,317	1,634	—
Write-off of capitalized software costs	5,861	—	—
	$13,331	$6,478	$8,044
During the year ended January 31, 2018, we incurred exit costs associated with reducing the square footage of a distribution center and consolidating our corporate headquarters, severance costs related to a change in the executive management team, a charge related to an increase in our indirect tax audit reserve, a loss from the write-off of previously capitalized costs for a software project that was abandoned during fiscal year 2018 related to the implementation of a new point of sale system that began in fiscal year 2013, and contingency reserves related to legal matters. During the year ended January 31, 2017, we incurred severance costs related to a change in the executive management team and impairments from disposals, which included the write-off of leasehold improvements for one store we relocated prior to the end of the useful life of the leasehold improvements and incurred costs for a terminated store project prior to starting construction. During the years ended January 31, 2017 and January 31, 2016, we incurred legal and professional fees related to the exploration of strategic alternatives and securities-related litigation, costs associated with store and facility closures and relocations, charges related to increases in our indirect tax audit reserve, and transition costs due to changes in the executive management team.

5.	Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Year ended January 31,
(in thousands)	2018	2017	2016
Interest income and fees	$289,005	$238,386	$238,161
Insurance income	34,718	42,422	50,789
Other revenues	341	1,569	1,639
Total finance charges and other revenues	$324,064	$282,377	$290,589

Interest income and fees and insurance income are derived from the credit segment operations, whereas other revenues are derived from the retail segment operations. Insurance income is comprised of sales commissions from third-party insurance companies that are recognized when coverage is sold and retrospective commissions paid by the insurance carrier if insurance claims are less than earned premiums.

For the years ended January 31, 2018, 2017 and 2016, interest income and fees reflected provisions for uncollectible interest of $44.8 million, $40.6 million and $36.7 million, respectively. The amount included in interest income and fees related to TDR accounts for the years ended January 31, 2018, 2017 and 2016 is $19.3 million and $17.3 million and $14.0 million, respectively.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Debt and Capital Lease Obligations
Debt and capital lease obligations consisted of the following:

	January 31,
(in thousands)	2018	2017
Revolving credit facility	$77,000	$177,500
Senior Notes	227,000	227,000
2015 VIE Asset-backed Class A Notes	—	12,166
2015 VIE Asset-backed Class B Notes	—	165,900
2016-A VIE Asset-backed Class A Notes	—	64,732
2016-A VIE Asset-backed Class B Notes	—	70,510
2016-A VIE Asset-backed Class C Notes	—	70,510
2016-B VIE Asset-backed Class A Notes	—	256,513
2016-B VIE Asset-backed Class B Notes	73,589	111,960
2017-A VIE Asset-backed Class A Notes	59,794	—
2017-A VIE Asset-backed Class B Notes	106,270	—
2017-A VIE Asset-backed Class C Notes	50,340	—
2017-B VIE Asset-backed Class A Notes	292,663	—
2017-B VIE Asset-backed Class B Notes	132,180	—
2017-B VIE Asset-backed Class C Notes	78,640	—
Capital lease obligations	4,949	2,393
Total debt and capital lease obligations	1,102,425	1,159,184
Less:
Discount on debt	(2,527)	(3,089)
Deferred debt issuance costs	(8,886)	(10,853)
Current maturities of capital lease obligations	(907)	(849)
Long-term debt and capital lease obligations	$1,090,105	$1,144,393
Future maturities of debt, excluding capital lease obligations and the annual payments contractually required on the ABS notes, as of January 31, 2018 are as follows:

(in thousands)
Year ended January 31,
2019	$—
2020	210,383
2021	398,933
2022	182,520
2023	305,640
Total	$1,097,476
Senior Notes. On July 1, 2014, we issued $250.0 million of unsecured Senior Notes due July 2022 bearing interest at 7.25%, (the "Senior Notes") pursuant to an indenture dated July 1, 2014 (as amended, the "Indenture"), among Conn's, Inc., its subsidiary guarantors (the "Guarantors") and U.S. Bank National Association, as trustee. The effective interest rate of the Senior Notes after giving effect to the discount and issuance costs is 7.8%.
The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock ("restricted payments"); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations on restricted payments are only effective

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

if one or more of the following occurred: (1) a default were to exist under the Indenture, (2) we could not satisfy a debt incurrence test, and (3) the aggregate amount of restricted payments were to exceed an amount tied to consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have had a leverage ratio, as defined under the Indenture, of less than or equal to 2.50 to 1.0. As a result of these exceptions, as of January 31, 2018, $176.7 million would have been free from the distribution restrictions related to the Senior Notes. However, as a result of the revolving credit facility distribution restrictions, which are further described below, we were restricted from making a distribution as of January 31, 2018. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
As of January 31, 2018, we were not restricted from making up to $41.9 million in distributions related to repayments of the Senior Notes as a result of the revolving credit facility distribution restrictions, which are further described below.
Asset-backed Notes. During fiscal years 2018, 2017 and 2016, we securitized customer accounts receivables by transferring the receivables to various bankruptcy-remote VIEs. In turn, the VIEs issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the VIEs.
Under the terms of the respective securitization transactions, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of issued notes, and then to the residual equity holder. We retain the servicing of the securitized portfolios and receive a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables. In addition, we, rather than the VIEs, retain all credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charge-offs of the securitized receivables, which are reflected as a reduction to net charge-offs on a consolidated basis.
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
The asset-backed notes consisted of the following:

Asset-Backed Notes	Original Principal Amount	Original Net Proceeds(1)	Issuance Date	Maturity Date	Contractual Interest Rate	Effective Interest Rate(2)
2016-B Class B Notes	111,960	108,586	10/6/2016	3/15/2019	7.34%	8.10%
2017-A Class A Notes	313,220	304,451	4/19/2017	7/15/2019	2.73%	5.13%
2017-A Class B Notes	106,270	103,300	4/19/2017	2/15/2020	5.11%	5.91%
2017-A Class C Notes	50,340	48,919	4/19/2017	10/15/2021	7.40%	8.01%
2017-B Class A Notes	361,400	358,945	12/20/2017	7/15/2020	2.73%	4.32%
2017-B Class B Notes	132,180	131,281	12/20/2017	4/15/2021	4.52%	5.46%
2017-B Class C Notes	78,640	77,843	12/20/2017	11/15/2022	5.95%	6.80%
Total	$1,154,010	$1,133,325

(1)	After giving effect to debt issuance costs and restricted cash held by the VIEs.

(2)	For the year ended January 31, 2018, and inclusive of the impact of changes in timing of actual and expected cash flows.
On May 15, 2017, the Company completed the redemption of its Series 2015-A Class B Notes (collectively, the "2015-A Redeemed Notes") at an aggregate redemption price of $114.1 million (which was equal to the entire outstanding principal of, plus accrued interest on, the 2015-A Redeemed Notes). The net funds used to call the notes was $78.8 million, which is equal to the redemption

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Third Amendment, among other things, (a) extended the maturity date of the credit facility one year to October 30, 2019; (b) provided for a reduction in the aggregate commitments from $810 million to $750 million; (c) amended the minimum interest coverage ratio covenant to reduce the minimum interest coverage ratio to 1.25x as of the last day of each fiscal quarter beginning with the fiscal quarter ended January 31, 2018; (d) reduced the minimum cash recovery percentage on the contracts it owns and manages from 4.50% to 4.45% for the first nine months of each fiscal year, and from 4.25% to 4.20% for the last three months of each fiscal year; (e) amended the definition of “EBITDA” to, among other things, exclude the impact of non-cash asset write-offs relating to construction in process; (f) amended the definition of “Interest Expense” to exclude certain non-interest expenses; (g) amended various definitions and other related provisions to clarify the Company’s ability to undertake permitted securitization transactions; (h) increased the number of equity cures that may be exercised during the term of the agreement from one time to two times, and increased the maximum amount of each such cure from $10 million to $20 million; and (i) modified the calculations of “Tangible Net Worth” and “Interest Coverage Ratio” to deduct certain amounts attributable to the difference between a calculated loss reserve and the Company’s recorded loss reserve on its customer receivables.
Loans under the revolving credit facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin based on facility availability which specifies a margin ranging from 2.75% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.75% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. We also pay an unused fee on the portion of the commitments that is available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the average outstanding balance and letters of credit of the revolving credit facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the revolving credit facility was 6.5% for fiscal year 2018.
The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of January 31, 2018, we had immediately available borrowing capacity of $207.6 million under our revolving credit facility, net of standby letters of credit issued of $2.8 million. We also had $462.6 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and total eligible inventory balances.
The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may make dividends and distributions to the Company and other obligors under the

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revolving credit facility without restriction. As of January 31, 2018, we were not restricted from making up to $43.5 million in distributions related to repayments of the Senior Notes as a result of the revolving credit facility distribution restrictions, but were restricted from other distributions as a result of the revolving credit facility restrictions. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.
In connection with entering into the Third Amendment, we wrote-off $0.3 million of debt issuance costs for lenders that did not continue to participate. We also paid $2.8 million of debt issuance costs, recorded as other assets, which are amortized ratably over the remaining term of the revolving credit facility along with the unamortized debt issuance costs remaining on the revolving credit facility.
Debt Covenants. We were in compliance with our debt covenants, as amended, at January 31, 2018. A summary of the significant financial covenants that govern our revolving credit facility, as amended, compared to our actual compliance status at January 31, 2018 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio must equal or exceed minimum	3.29:1.00	1.25:1.00
Leverage Ratio must not exceed maximum	2.46:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.09:1.00	2.00:1.00
Cash Recovery Percent must exceed stated amount	4.80%	4.20%
Capital Expenditures, net, must not exceed maximum	$9.8 million	$75.0 million
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

7.	Income Taxes
Deferred tax assets and liabilities consisted of the following:

	January 31,
(in thousands)	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$19,325	$64,642
Deferred rent	5,839	9,185
Deferred gains on sale-leaseback transactions	1,598	3,014
Deferred revenue	1,240	1,695
Inventories	2,126	3,568
Stock-based compensation	1,439	1,840
State net operating loss carryforwards	1,207	992
State margin tax	—	1,039
Other	3,534	5,255
Total deferred tax assets	36,308	91,230
Deferred tax liabilities:
Vendor prepayments	(4,723)	(1,758)
Sales tax receivable	(3,649)	(7,481)
Property and equipment	(6,275)	(10,319)
Other	(96)	(230)
Total deferred tax liabilities	(14,743)	(19,788)
Net deferred tax asset	$21,565	$71,442

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our state net operating loss carryforwards begin to expire starting with fiscal year 2028. Realization of our deferred tax asset ultimately depends on the existence of sufficient taxable income, which may include future taxable income and tax planning strategies. Based on the weight of available evidence at January 31, 2018, we believe that it is more likely than not that we will generate sufficient taxable income to utilize our entire deferred tax asset prior to its expiration.
We had no uncertain tax positions at either January 31, 2018 or 2017.
Provision for income taxes consisted of the following:

	Year ended January 31,
(in thousands)	2018	2017	2016
Current:
Federal	$(25,891)	$(11,251)	$32,820
State	1,184	3,519	2,242
Total current	(24,707)	(7,732)	35,062
Deferred:
Federal	49,536	(1,435)	(16,032)
State	342	212	(642)
Total deferred	49,878	(1,223)	(16,674)
Provision (benefit) for income taxes	$25,171	$(8,955)	$18,388
A reconciliation of the provision (benefit) for income taxes at the U.S. federal statutory tax rate and the total tax provision (benefit) for each of the periods presented in the statements of operations follows:

	Year ended January 31,
(in thousands)	2018	2017	2016
Income tax provision (benefit) at U.S. federal statutory rate (1)	$10,696	$(12,081)	$17,235
State income taxes, net of federal benefit	1,910	2,363	1,180
Deferred tax adjustment	—	771	—
Deferred tax adjustment due to Tax Act	13,387	—	—
Provision to return adjustments	(1,142)	—	—
Other	320	(8)	(27)
	$25,171	$(8,955)	$18,388
(1)As a result of the Tax Act, the Company recorded a $0.3 million current income tax benefit in the fourth quarter of fiscal year 2018 as a result of using a 33.81% blended rate for fiscal year 2018 instead of the prior statutory rate of 35%.
No valuation allowance was recorded for the years ended January 31, 2018 or 2017.
Federal tax returns for fiscal years subsequent to January 31, 2014, remain subject to examination. Generally, state tax returns for fiscal years subsequent to January 31, 2014 remain subject to examination.
On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowered the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company has calculated its best estimate of the impact of the Tax Act in the 2018 income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. The provisional amount of deferred income tax expense related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $13.4 million and is reflected in the provision for income taxes line item of the accompanying financial statements. The total impact of the Tax Act was $13.1 million and reflects the remeasurement of certain deferred tax assets and liabilities of $13.4 million and a current tax benefit of $0.3 million related to the change in the Federal Tax Rate.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 21% Federal Tax Rate will apply to fiscal year 2019 and each year thereafter.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we have determined that the $13.4 million of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities was a provisional amount and a reasonable estimate at January 31, 2018. Additional work is necessary for a more detailed analysis of the Company’s deferred tax assets and liabilities as well as potential correlative adjustments. Any subsequent adjustment to those amounts will be recorded to current tax expense in the quarter of fiscal year 2019 when the analysis is complete.

8.	Leases
For the years ended January 31, 2018, 2017 and 2016, total rent expense was $51.4 million, $50.9 million and $44.7 million, respectively.
As of January 31, 2018, our future minimum lease payments are as follows:

(in thousands)	Operating Leases	Capital Leases
Year ending January 31,
2019	$61,140	$1,192
2020	60,235	827
2021	58,418	508
2022	56,447	508
2023	54,616	255
Thereafter	143,798	3,954
Total	$434,654	7,244
Less - interest on capital lease obligations		(2,295)
Total principal payable on capital lease obligations		4,949
Less - current maturities		(907)
Long-term capital lease obligations		$4,042

9.	Stock-Based Compensation
On May 25, 2016, our stockholders approved the Conn’s, Inc. 2016 Omnibus Incentive Plan ("2016 Plan") which had been approved previously by our Board of Directors on March 23, 2016, and which replaced our 2011 Omnibus Incentive Plan ("2011 Plan") and our Amended and Restated 2003 Incentive Stock Option Plan ("2003 Plan"). The 2016 Plan, as originally adopted, provided for 1,200,000 shares of Company common stock available for issuance. Shares subject to an award under the 2016 Plan, the 2011 Plan or the 2003 Plan that lapse, expire, are forfeited or terminated, or are settled in cash will again become available for future grant under the 2016 Plan. Shares will not become available for future grant under the 2016 Plan if delivered or withheld to pay withholding taxes or the exercise price of an option or repurchased on the open market with the proceeds of an option exercise. On May 31, 2017, our shareholders approved an amendment to the 2016 Plan authorizing an additional 1,400,000 shares of Company common stock for awards.
Our 2016 Plan is an equity-based compensation plan that allows for the grant of a variety of awards, including stock options, restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance stock awards ("PSUs"), stock appreciation rights and performance and cash awards. Awards are generally granted once per year, with the amount and type of awards determined by the Compensation Committee of our Board of Directors (the "Committee"). Stock options and RSUs are subject to early termination provisions but generally vest over periods of one to five years from the date of grant. Stock options under the various plans are issued with exercise prices equal to the market value on the date of the grant and, typically, expire ten years after the date of grant. Generally, stock-based awards granted under the 2016 Plan will not become fully vested or exercisable prior to the one-year anniversary of the date of grant, except that this restriction will not apply to awards to the extent the aggregate number of shares subject to such awards do not exceed 5% of the total number of shares initially available under the 2016 Plan. This restriction also does not apply to the acceleration of vesting or exercisability upon or after a change in control of the Company or the right of the Committee to accelerate vesting or exercisability upon a participant’s termination of employment or service.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We also continue to maintain the 2003 Non-Employee Director Stock Option Plan and 2011 Non-Employee Director Restricted Stock Plan.
As of January 31, 2018, shares authorized for future issuance were: 1,137,248 under the 2016 Plan; 120,000 under the 2003 Non-Employee Director Stock Option Plan; and 112,628 under the 2011 Non-Employee Director Restricted Stock Plan.
Stock-Based Compensation Expense. Total stock-based compensation expense, recognized primarily in SG&A, from stock-based compensation consisted of the following:

	Year Ended January 31,
(in thousands)	2018	2017	2016
Stock options	$236	$173	$331
RSUs	7,622	4,282	3,926
Employee stock purchase plan	220	329	354
Accelerated RSU expense charged to severance	602	217	—
	$8,680	$5,001	$4,611
During the years ended January 31, 2018, 2017, and 2016, we recognized tax benefits related to stock-based compensation of $1.7 million, $1.6 million, and $1.4 million, respectively. As of January 31, 2018, the total unrecognized compensation cost related to all unvested stock-based compensation awards was $17.1 million and is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of common stock and stock options vested during fiscal years 2018, 2017 and 2016 was $6.0 million, $1.9 million and $7.0 million, respectively, based on the market price at the vesting date.
Stock Options. No stock options were awarded during fiscal year 2018 or 2016. During fiscal year 2017, 100,000 stock options were awarded with a range of exercise prices between $12.65 and $25.30 per share. The stock options awarded vest in equal installments over a four-year period and expire 10 years from the date of grant. The fair values of the stock options at grant date ranged from $8.97 to $10.03. The fair values of the stock option awards were determined using the Black-Scholes option pricing model. The weighted-average assumptions for the option awards granted in fiscal year 2017 included expected volatility of 75.1%, an expected term of ten years and risk-free interest rate of 2.46%. No dividend yield was included in the weighted-average assumptions for the option awards granted in fiscal year 2017.
The following table summarizes the activity for outstanding stock options:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding, January 31, 2017	508,645	$14.63
Exercised	(233,260)	$11.50
Forfeited and expired	(85,900)	$23.64
Outstanding, January 31, 2018	189,485	$14.39	5.5 years
Vested and expected to vest, January 31, 2018	189,485	$14.39	5.5 years
Exercisable, January 31, 2018	114,484	$11.38	3.4 years
During the years ended January 31, 2018, 2017 and 2016, the total intrinsic value of stock options exercised was $2.3 million, $1.0 million and $2.2 million, respectively. The aggregate intrinsic value of stock options outstanding, vested and expected to vest and exercisable at January 31, 2018 was approximately $3.6 million. The total fair value of common stock options vested during fiscal years 2018, 2017 and 2016 was $0.9 million, $0.3 million and $2.5 million, respectively, based on the market price at the vesting date.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units. The restricted stock program consists of a combination of performance-based RSUs and time-based RSUs. The number of performance-based RSUs issued under the program is dependent upon our achievement of a predefined return on invested capital ("ROIC") or on an earnings before interest, taxes, depreciation and amortization ("EBITDA") target for the period identified in the grant, which is generally between two and three years. In the event ROIC or EBITDA exceeds the respective predefined target, shares for up to a maximum of 150% of the target award may be granted. In the event the ROIC or EBITDA falls below the respective predefined target, a reduced number of shares may be granted. If the ROIC or EBITDA falls below the respective threshold performance level, no shares will be granted. The performance-based RSUs vest on predetermined schedules, which generally occur over three to four years. The time-based RSUs vest on a straight-line basis over their term, which is generally three to five years.
The following table summarizes the activity for RSUs:

	Time-Based RSUs		Performance-Based RSUs
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value	Total Number of Units
Balance, January 31, 2017	818,623	$16.60	120,395	$11.65	939,018
Granted	732,027	$15.42	501,012	$11.81	1,233,039
Vested and converted to common stock	(237,053)	$17.16	—	$—	(237,053)
Forfeited	(91,588)	$20.05	(6,233)	$36.90	(97,821)
Balance, January 31, 2018	1,222,009	$15.52	615,174	$11.78	1,837,183

The total fair value of restricted shares vested during fiscal years 2018, 2017 and 2016 was $5.1 million, $1.6 million and $4.5 million, respectively, based on the market price at the vesting date. The total fair value of restricted shares granted during fiscal years 2018, 2017 and 2016 was $17.2 million, $8.2 million and $11.4 million, respectively.
Employee Stock Purchase Plan. Our Employee Stock Purchase Plan is available to our employees, subject to minimum employment conditions and maximum compensation limitations. At the end of each calendar quarter, employee contributions are used to acquire shares of common stock at 85% of the lower of the fair market value of the common stock on the first or last day of the calendar quarter. During the years ended January 31, 2018, 2017 and 2016, we issued 57,937, 100,758 and 48,585 shares of common stock, respectively, to employees participating in the plan, leaving 806,644 shares remaining reserved for future issuance under the plan as of January 31, 2018.

10.	Significant Vendors
As shown in the table below, a significant portion of our merchandise purchases were made from six vendors:

	Year ended January 31,
	2018	2017	2016
Vendor A	27.6%	26.5%	29.1%
Vendor B	14.8	17.6	17.9
Vendor C	6.5	5.8	4.7
Vendor D	5.3	5.4	4.1
Vendor E	4.1	4.0	3.2
Vendor F	3.8	3.7	3.1
	62.1%	63.0%	62.1%
The vendors shown above represent the top six vendors with the highest volume in each period shown. The same vendor may not necessarily be represented in all periods presented.

11.	Defined Contribution Plan
We have established a defined contribution 401(k) plan for eligible employees. Prior to January 1, 2018, employees could contribute up to 20% of their eligible pretax compensation to the plan and we matched 100% of the first 3% of the employees' contributions. Effective January 1, 2018, employees may contribute up to 50% of their eligible pretax compensation to the plan and we match 100% of the first 3% of the employees' contributions and an additional 50% of the next 2% of the employees' contributions. At

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our option, we may make supplemental contributions to the plan, but have not made such supplemental contributions in the past three years. The matching contributions made by us totaled $1.1 million, $1.1 million and $1.0 million during the years ended January 31, 2018, 2017 and 2016, respectively.

12.	Contingencies
Securities Litigation. We and two of our former executive officers are defendants in a consolidated securities class action lawsuit pending in the United States District Court for the Southern District of Texas (the “Court”), captioned In re Conn's Inc. Securities Litigation, Cause No. 14-CV-00548 (the “Consolidated Securities Action”). The Consolidated Securities Action started as three separate purported securities class action lawsuits filed between March 5, 2014 and May 5, 2014 in the Court that were consolidated into the Consolidated Securities Action on June 3, 2014. The plaintiffs in the Consolidated Securities Action allege that the defendants made false and misleading statements or failed to disclose material adverse facts about our business, operations, and prospects. They allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seek to certify a class of all persons and entities that purchased or otherwise acquired Conn's common stock or call options, or sold or wrote Conn's put options between April 3, 2013 and December 9, 2014. The complaint does not specify the amount of damages sought.
On June 30, 2015, the Court held a hearing on the defendants' motion to dismiss plaintiffs' complaint. At the hearing, the Court dismissed Brian Taylor, a former executive officer, and certain other aspects of the complaint. The Court ordered the plaintiffs to further amend their complaint in accordance with its ruling, and the plaintiffs filed their Fourth Consolidated Amended Complaint on July 21, 2015. The remaining defendants filed a motion to dismiss on August 28, 2015. The defendant's motion to dismiss was fully briefed and the Court held a hearing on defendants' motion on March 25, 2016 and on May 5, 2016, the Court issued a ruling that dismissed 78 of 91 alleged misstatements. The parties have submitted their respective briefs in support of, and in opposition to, class certification, and also engaged in discovery pursuant to the Court’s scheduling order. In late June 2017, the Court granted the plaintiffs’ motion for class certification, and shortly thereafter, Defendants filed a petition for permission to appeal to the United States Fifth Circuit Court of Appeals (the "Fifth Circuit"). The Fifth Circuit granted leave to appeal on August 21, 2017. Briefing on the appeal is complete and the Fifth Circuit has scheduled oral arguments for May 2, 2018. We anticipate that the appellate court may issue its ruling in the summer of 2018. Trial is scheduled for October 2018.
On April 2, 2018, MicroCapital Fund, LP, MicroCapital Fund Ltd, and MicroCapital LLC filed a lawsuit against us and certain of our former executive officers in the United States District Court for the Southern District of Texas, Cause No. 4:18-CV-01020.  The plaintiffs in this action allege that the defendants made false and misleading statements or failed to disclose material facts about our credit and underwriting practices, accounting and internal controls.  Plaintiffs allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, Texas and Connecticut common law fraud, and Texas common law negligent misrepresentation against all defendants; as well section 20A of the Securities Exchange Act of 1934; and Connecticut common law negligent misrepresentation against certain defendants arising from plaintiffs’ purchase of Conn’s, Inc. securities between April 3, 2013 and February 20, 2014.  The complaint does not specify the amount of damages sought.
We intend to vigorously defend against all of the claims in the Consolidated Securities Action and MicroCapital Fund claims against us. It is not possible at this time to predict the timing or outcome of any of this litigation, and we cannot reasonably estimate the possible loss or range of possible loss from these claims.
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
The Court previously approved a stipulation among the parties to stay the action pending resolution of the motion for class certification in the Consolidated Securities Action. The parties have agreed to continue the stay pending a resolution of the Fifth Circuit appeal of class certification, and the Court has scheduled a status conference for April 10, 2018.

Another derivative action was filed on January 27, 2015, captioned as Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, in the 281st Judicial District Court, Harris County, Texas. This action makes substantially similar allegations to the Original

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Action against the same defendants. On September 14, 2017, the court entered an order extending the stay until September 7, 2018. Prior to filing a lawsuit, an alleged shareholder, Robert J. Casey II ("Casey"), submitted a demand under Delaware law, which our Board of Directors refused. On May 19, 2016, Casey, purportedly on behalf of the Company, filed a lawsuit against us and certain of our current and former directors and former executive officers in the 55th Judicial District Court, Harris County, Texas, captioned as Casey, derivatively on behalf of Conn's, Inc., v. Theodore M. Wright (former executive officer and former director), Michael J. Poppe (former executive officer), Brian Taylor (former executive officer), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director) and William E. Saunders Jr., and Conn's, Inc., Cause No. 2016-33135. The complaint asserts claims for breach of fiduciary duties and unjust enrichment based on substantially similar factual allegations as those asserted in the Original Derivative Action. The complaint does not specify the amount of damages sought. Pursuant to the parties’ agreement, this action is currently stayed.

Other than Casey, none of the plaintiffs in the other derivative actions made a demand on our Board of Directors prior to filing their respective lawsuits. The defendants in the derivative actions intend to vigorously defend against these claims. It is not possible at this time to predict the timing or outcome of any of this litigation, and we cannot reasonably estimate the possible loss or range of possible loss from these claims.

Regulatory Matters. We are continuing to cooperate with the SEC's investigation of our underwriting policies and bad debt provisions, which began in November 2014.  The investigation is a non-public, fact-finding inquiry, and the SEC has stated that the investigation does not mean that any violations of law have occurred.
In addition, we are involved in other routine litigation and claims incidental to our business from time to time which, individually or in the aggregate, are not expected to have a material adverse effect on us. As required, we accrue estimates of the probable costs for the resolution of these matters. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. However, the results of these proceedings cannot be predicted with certainty, and changes in facts and circumstances could impact our estimate of reserves for litigation. The Company believes that any probable and reasonably estimable loss associated with the foregoing has been adequately reflected in the accompanying financial statements.

13.	Variable Interest Entities
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn's, Inc.):

(in thousands)	January 31, 2018	January 31, 2017
Assets:
Restricted cash	85,322	$110,698
Due from Conn's, Inc., net	15,212	7,368
Customer accounts receivable:
Customer accounts receivable	987,418	884,367
Restructured accounts	97,967	131,470
Allowance for uncollectible accounts	(143,115)	(150,435)
Allowance for short-term, no-interest option programs	(18,228)	(15,912)
Deferred fees and origination costs	(9,332)	—
Total customer accounts receivable, net	914,710	849,490
Total assets	$1,015,244	$967,556
Liabilities:
Accrued expenses	$6,723	$6,525
Other liabilities	10,639	6,691
Long-term debt:
2015 Class A Notes	—	12,166
2015 Asset-Backed Class B Notes	—	165,900
2016-A Class A Notes	—	64,732
2016-A Class B Notes	—	70,510
2016-A Class C Notes	—	70,510
2016-B Class A Notes	—	256,513
2016-B Class B Notes	73,589	111,960
2017-A Class A Notes	59,794	—
2017-A Class B Notes	106,270	—
2017-A Class C Notes	50,340	—
2017-B Class A Notes	292,663	—
2017-B Class B Notes	132,180	—
2017-B Class C Notes	78,640	—
	793,476	752,291
Less deferred debt issuance costs	(5,497)	(6,710)
Total long-term debt	787,979	745,581
Total liabilities	$805,341	$758,797
The assets of the respective VIEs serve as collateral for the obligations of the respective VIEs. The holders of asset-backed notes have no recourse to assets outside of the respective VIEs.

14.	Segment Information
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

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We evaluate a segment’s performance based upon operating income before taxes. Selling, general and administrative expense include the direct expenses of the retail and credit operations, allocated overhead expenses, and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period.
As of January 31, 2018, we operated retail stores in 14 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.
Financial information by segment is presented in the following tables:

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended January 31, 2018
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$393,853	$—	$393,853
Home appliance	337,538	—	337,538
Consumer electronic	248,727	—	248,727
Home office	80,330	—	80,330
Other	17,426	—	17,426
Product sales	1,077,874	—	1,077,874
Repair service agreement commissions	100,383	—	100,383
Service revenues	13,710	—	13,710
Total net sales	1,191,967	—	1,191,967
Finance charges and other revenues	341	323,723	324,064
Total revenues	1,192,308	323,723	1,516,031
Costs and expenses:
Cost of goods sold	720,344	—	720,344
Selling, general and administrative expense(1)	316,325	134,088	450,413
Provision for bad debts	829	216,046	216,875
Charges and credits	13,331	—	13,331
Total costs and expenses	1,050,829	350,134	1,400,963
Operating income (loss)	141,479	(26,411)	115,068
Interest expense	—	80,160	80,160
Loss on early extinguishment of debt	—	3,274	3,274
Income (loss) before income taxes	$141,479	$(109,845)	$31,634
Additional Disclosures:
Property and equipment additions	$16,876	$42	$16,918
Depreciation expense	$30,065	$741	$30,806
	January 31, 2018
(in thousands)	Retail	Credit	Total
Total assets	$344,327	$1,556,472	$1,900,799

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended January 31, 2017
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$421,055	$—	$421,055
Home appliance	358,771	—	358,771
Consumer electronic	293,685	—	293,685
Home office	92,404	—	92,404
Other	20,282	—	20,282
Product sales	1,186,197	—	1,186,197
Repair service agreement commissions	113,615	—	113,615
Service revenues	14,659	—	14,659
Total net sales	1,314,471	—	1,314,471
Finance charges and other revenues	1,569	280,808	282,377
Total revenues	1,316,040	280,808	1,596,848
Costs and expenses:
Cost of goods sold	823,082	—	823,082
Selling, general and administrative expense(1)	326,078	134,818	460,896
Provision for bad debts	990	241,304	242,294
Charges and credits	6,478	—	6,478
Total costs and expenses	1,156,628	376,122	1,532,750
Operating income (loss)	159,412	(95,314)	64,098
Interest expense	—	98,615	98,615
Income (loss) before income taxes	$159,412	$(193,929)	$(34,517)
Additional Disclosures:
Property and equipment additions	$46,374	$182	$46,556
Depreciation expense	$28,063	$783	$28,846
	January 31, 2017
(in thousands)	Retail	Credit	Total
Total assets	$332,611	$1,608,523	$1,941,134

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended January 31, 2016
(in thousands)	Retail	Credit	Total
Revenues:
Furniture and mattress	$409,788	$—	$409,788
Home appliance	356,634	—	356,634
Consumer electronic	312,009	—	312,009
Home office	101,365	—	101,365
Other	19,338	—	19,338
Product sales	1,199,134	—	1,199,134
Repair service agreement commissions	109,730	—	109,730
Service revenues	13,725	—	13,725
Total net sales	1,322,589	—	1,322,589
Finance charges and other revenues	1,639	288,950	290,589
Total revenues	1,324,228	288,950	1,613,178
Costs and expenses:
Cost of goods sold	833,126	—	833,126
Selling, general and administrative expense(1)	313,694	122,421	436,115
Provision for bad debts	791	221,386	222,177
Charges and credits	8,044	—	8,044
Total cost and expenses	1,155,655	343,807	1,499,462
Operating income (loss)	168,573	(54,857)	113,716
Interest expense	—	63,106	63,106
Loss from early extinguishment of debt	—	1,367	1,367
Income (loss) before income taxes	$168,573	$(119,330)	$49,243
Additional Disclosures:
Property and equipment additions	$63,262	$143	$63,405
Depreciation expense	$21,995	$711	$22,706
	January 31, 2016
(in thousands)	Retail	Credit	Total
Total assets	$314,857	$1,710,443	$2,025,300

(1)
For the years ended January 31, 2018, 2017 and 2016, the amount of overhead allocated to each segment reflected in selling, general and administrative expense was $27.6 million, $24.5 million and $16.7 million, respectively. For the years ended January 31, 2018, 2017 and 2016, the amount of reimbursement made to the retail segment by the credit segment was $37.4 million, $38.8 million and $36.4 million, respectively.

15.	Guarantor Financial Information
Conn's, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. The Senior Notes, which were issued by Conn's, Inc., are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Guarantors. As of January 31, 2018 and 2017, the direct or indirect subsidiaries of Conn's, Inc. that were not Guarantors (the "Non-Guarantor Subsidiaries") were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn's, Inc. in the form of dividends or distributions.
The following financial information presents the condensed consolidated balance sheet, statement of operations, and statement of cash flows for Conn's, Inc. (the issuer of the Senior Notes), the Guarantors, and the Non-Guarantor Subsidiaries, together with certain eliminations. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and operations. The consolidated financial information includes financial data for:
(i) Conn’s, Inc. (on a parent-only basis),

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ii) Guarantors,
(iii) Non-Guarantor Subsidiaries, and
(iv) the parent company and the subsidiaries on a consolidated basis at January 31, 2018 and 2017 (after the elimination of intercompany balances and transactions).
Condensed Consolidated Balance Sheets as of January 31, 2018

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$9,286	$—	$—	$9,286
Restricted cash	—	1,550	85,322	—	86,872
Customer accounts receivable, net of allowance	—	177,117	459,708	—	636,825
Other accounts receivable	—	71,186	—	—	71,186
Inventories	—	211,894	—	—	211,894
Other current assets	—	68,621	15,212	(19,879)	63,954
Total current assets	—	539,654	560,242	(19,879)	1,080,017
Investment in and advances to subsidiaries	735,272	209,903	—	(945,175)	—
Long-term portion of customer accounts receivable, net of allowance	—	195,606	455,002	—	650,608
Property and equipment, net	—	143,152	—	—	143,152
Deferred income taxes	21,565	—	—	—	21,565
Other assets	—	5,457		—	5,457
Total assets	$756,837	$1,093,772	$1,015,244	$(965,054)	$1,900,799
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$—	$907	$—	$—	$907
Accounts payable	—	71,617	—	—	71,617
Accrued expenses	686	66,370	6,723	(4,667)	69,112
Other current liabilities	—	32,685	5,002	(15,212)	22,475
Total current liabilities	686	171,579	11,725	(19,879)	164,111
Deferred rent	—	87,003	—	—	87,003
Long-term debt and capital lease obligations	221,083	81,043	787,979	—	1,090,105
Other long-term liabilities	—	18,875	5,637	—	24,512
Total liabilities	221,769	358,500	805,341	(19,879)	1,365,731
Stockholders' equity:
Total stockholders' equity	535,068	735,272	209,903	(945,175)	535,068
Total liabilities and stockholders' equity	$756,837	$1,093,772	$1,015,244	$(965,054)	$1,900,799
Deferred income taxes related to tax attributes of the Guarantors and Non-Guarantor Subsidiaries are reflected under Conn's, Inc.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations for the year ended January 31, 2018

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$1,191,967	$—	$—	$1,191,967
Finance charges and other revenues	—	173,539	150,525	—	324,064
Servicing fee revenue	—	63,372	—	(63,372)	—
Total revenues	—	1,428,878	150,525	(63,372)	1,516,031
Costs and expenses:
Cost of goods sold	—	720,344	—	—	720,344
Selling, general and administrative expense	—	460,698	53,087	(63,372)	450,413
Provision for bad debts	—	42,677	174,198	—	216,875
Charges and credits	—	13,331	—	—	13,331
Total costs and expenses	—	1,237,050	227,285	(63,372)	1,400,963
Operating income (loss)	—	191,828	(76,760)	—	115,068
Interest expense	17,772	15,978	46,410	—	80,160
Loss on extinguishment of debt	—	349	2,925	—	3,274
Income (loss) before income taxes	(17,772)	175,501	(126,095)	—	31,634
Provision (benefit) for income taxes	(14,141)	139,647	(100,335)	—	25,171
Net income (loss)	(3,631)	35,854	(25,760)	$—	6,463
Income (loss) from consolidated subsidiaries	10,094	(25,760)	—	15,666	—
Consolidated net income (loss)	$6,463	$10,094	$(25,760)	$15,666	$6,463

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Cash Flows for the year ended January 31, 2018

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(3,318)	$(924,343)	$979,022	$—	$51,361
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(1,112,903)	1,112,903	—
Sale of customer accounts receivables	—	1,112,903	—	(1,112,903)	—
Purchase of property and equipment	—	(16,918)	—	—	(16,918)
Net cash provided by (used in) investing activities	—	1,095,985	(1,112,903)	—	(16,918)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	1,042,034	—	1,042,034
Payments on asset-backed notes	—	(78,779)	(922,923)	—	(1,001,702)
Changes in restricted cash balances	—	(1,550)	25,376	—	23,826
Borrowings from revolving credit facility	—	1,717,012	—	—	1,717,012
Payments on revolving credit facility	—	(1,817,512)	—	—	(1,817,512)
Payment of debt issuance costs and amendment fees	—	(3,268)	(10,606)	—	(13,874)
Proceeds from stock issued under employee benefit plans	3,318	—	—	—	3,318
Tax Payments associated with equity-based compensation transactions	—	(1,182)	—	—	(1,182)
Other	—	(643)	—	—	(643)
Net cash provided by (used in) financing activities	3,318	(185,922)	133,881	—	(48,723)
Net change in cash and cash equivalents	—	(14,280)	—	—	(14,280)
Cash and cash equivalents, beginning of period	—	23,566	—	—	23,566
Cash and cash equivalents, end of period	$—	$9,286	$—	$—	$9,286

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of January 31, 2017

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$23,566	$—	$—	$23,566
Restricted cash	—	—	110,698	—	110,698
Customer accounts receivable, net of allowance	—	173,054	529,108	—	702,162
Other accounts receivable	—	69,286	—	—	69,286
Inventories	—	164,856	—	—	164,856
Other current assets	—	21,505	7,368	(11,768)	17,105
Total current assets	—	452,267	647,174	(11,768)	1,087,673
Investment in and advances to subsidiaries	678,149	220,107	—	(898,256)	—
Long-term portion of customer accounts receivable, net of allowance	—	295,522	320,382	—	615,904
Property and equipment, net	—	159,202	—	—	159,202
Deferred income taxes	71,442	—	—	—	71,442
Other assets	—	6,913	—	—	6,913
Total assets	$749,591	$1,134,011	$967,556	$(910,024)	$1,941,134
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$—	$849	$—	$—	$849
Accounts payable	—	101,612	—	—	101,612
Accrued expenses	686	40,287	6,525	(4,399)	43,099
Other current liabilities	—	25,230	3,961	(7,370)	21,821
Total current liabilities	686	167,978	10,486	(11,769)	167,381
Deferred rent	—	87,957	—	—	87,957
Long-term debt and capital lease obligations	219,768	179,044	745,581	—	1,144,393
Other long-term liabilities	—	20,883	2,730	—	23,613
Total liabilities	220,454	455,862	758,797	(11,769)	1,423,344
Stockholders' equity:
Total stockholders' equity	529,137	678,149	208,759	(898,255)	517,790
Total liabilities and stockholders' equity	$749,591	$1,134,011	$967,556	$(910,024)	$1,941,134

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Operations for the year ended January 31, 2017

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$1,314,471	$—	$—	$1,314,471
Finance charges and other revenues	—	117,028	165,349	—	282,377
Servicing fee revenue	—	60,149	—	(60,149)	—
Total revenues	—	1,491,648	165,349	(60,149)	1,596,848
Costs and expenses:
Cost of goods sold	—	823,082	—	—	823,082
Selling, general and administrative expense	—	460,076	60,969	(60,149)	460,896
Provision for bad debts	—	6,974	235,320	—	242,294
Charges and credits	—	6,478	—	—	6,478
Total costs and expenses	—	1,296,610	296,289	(60,149)	1,532,750
Operating income (loss)	—	195,038	(130,940)	—	64,098
Interest expense	17,708	13,379	67,528	—	98,615
Loss on extinguishment of debt	—	—	—	—	—
Income (loss) before income taxes	(17,708)	181,659	(198,468)	—	(34,517)
Provision (benefit) for income taxes	(4,594)	47,129	(51,490)	—	(8,955)
Net income (loss)	(13,114)	134,530	(146,978)	—	(25,562)
Income (loss) from consolidated subsidiaries	(12,448)	(146,978)	—	159,422	—
Consolidated net income (loss)	$(25,562)	$(12,448)	$(146,978)	$159,422	$(25,562)

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the year ended January 31, 2017

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,268)	$(723,018)	$929,457	$—	$205,171
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(923,842)	923,842	—
Sale of customer accounts receivables	—	923,842	—	(923,842)	—
Purchase of property and equipment	—	(46,556)	—	—	(46,556)
Proceeds from sales of property	—	10,806	—	—	10,806
Net cash provided by (used in) investing activities	—	888,092	(923,842)	—	(35,750)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	1,067,850	—	1,067,850
Payments on asset-backed notes	—	—	(1,032,842)	—	(1,032,842)
Changes in restricted cash balances	—	—	(32,122)	—	(32,122)
Borrowings from revolving credit facility	—	724,697	—	—	724,697
Payments on revolving credit facility	—	(876,404)	—	—	(876,404)
Payment of debt issuance costs and amendment fees	—	(1,215)	(8,501)	—	(9,716)
Proceeds from stock issued under employee benefit plans	1,268	—	—	—	1,268
Tax Payments associated with equity-based compensation transactions	—	(40)	—	—	(40)
Other	—	(800)	—	—	(800)
Net cash provided by (used in) financing activities	1,268	(153,762)	(5,615)	—	(158,109)
Net change in cash and cash equivalents	—	11,312	—	—	11,312
Cash and cash equivalents, beginning of period	—	12,254	—	—	12,254
Cash and cash equivalents, end of period	$—	$23,566	$—	$—	$23,566

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Operations for the year ended January 31, 2016.

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$1,322,589	$—	$—	$1,322,589
Finance charges and other revenues	—	201,494	89,095	—	290,589
Servicing fee revenue	—	28,395	—	(28,395)	—
Total revenues	—	1,552,478	89,095	(28,395)	1,613,178
Costs and expenses:
Cost of goods sold	—	833,126	—	—	833,126
Selling, general and administrative expense	—	436,115	28,395	(28,395)	436,115
Provision for bad debts	—	169,831	52,346	—	222,177
Charges and credits	—	8,044	—	—	8,044
Total costs and expenses	—	1,447,116	80,741	(28,395)	1,499,462
Operating income	—	105,362	8,354	—	113,716
(Income) loss from consolidated subsidiaries	—	—	—		—
Interest expense	19,189	15,551	28,366	—	63,106
Loss on extinguishment of debt	483	884	—	—	1,367
Income (loss) before income taxes	(19,672)	88,927	(20,012)	—	49,243
(Benefit) provision for income taxes	(7,346)	33,207	(7,473)	—	18,388
Net income (loss)	(12,326)	55,720	(12,539)	—	30,855
Income (loss) from consolidated subsidiaries	43,181	(12,539)	—	30,642	—
Consolidated net income (loss)	$30,855	$43,181	$(12,539)	$30,642	$30,855

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the year ended January 31, 2016.

(in thousands)	Conn's, Inc.	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$15,201	$(651,895)	$464,909	$—	$(171,785)
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(1,076,106)	1,076,106	—
Sale of customer accounts receivables	—	1,076,106	—	(1,076,106)	—
Purchase of property and equipment	—	(63,405)	—	—	(63,405)
Proceeds from sales of property	—	5,647	—	—	5,647
Net change in intercompany	160,739	—	—	(160,739)	—
Net cash provided by (used in) investing activities	160,739	1,018,348	(1,076,106)	(160,739)	(57,758)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	1,118,000	—	1,118,000
Payments on asset-backed notes	—	—	(400,717)	—	(400,717)
Changes in restricted cash balances	—	—	(78,576)	—	(78,576)
Borrowings from revolving credit facility	—	606,288	—	—	606,288
Payments on revolving credit facility	—	(805,193)	—	—	(805,193)
Repurchase of senior notes	(22,965)	—	—	—	(22,965)
Payment of debt issuance costs and amendment fees	(3,847)	(4,419)	(27,510)	—	(35,776)
Repurchases of common stock	(151,781)	—	—	—	(151,781)
Proceeds from stock issued under employee benefit plans	2,653	—	—	—	2,653
Net change in intercompany	—	(160,739)	—	160,739	—
Tax Payments associated with equity-based compensation transactions	—	(1,726)	—	—	(1,726)
Other	—	(633)	—	—	(633)
Net cash (used in) provided by financing activities	(175,940)	(366,422)	611,197	160,739	229,574
Net change in cash and cash equivalents	—	31	—	—	31
Cash and cash equivalents, beginning of period	—	12,223	—	—	12,223
Cash and cash equivalents, end of period	$—	$12,254	$—	$—	$12,254

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Quarterly Information (Unaudited)
The following tables set forth certain quarterly financial data for the years ended January 31, 2018 and 2017 that have been prepared on a consistent basis as the accompanying audited consolidated financial statements and include all adjustments necessary for a fair presentation, in all material respects, of the information shown:

(dollars in thousands, except per share amounts)	Fiscal Year 2018
	Quarter Ended
	April 30	July 31	October 31	January 31
Revenues:
Retail Segment	$279,365	$286,505	$291,903	$334,535
Credit Segment	76,461	80,142	81,269	85,851
Total revenues	$355,826	$366,647	$373,172	$420,386
Percent of annual revenues	23.5%	24.2%	24.6%	27.7%
Cost and expenses:
Cost of goods sold	$171,950	$172,306	$175,591	$200,497
Operating income (loss):
Retail Segment	$32,011	$31,299	$29,586	$48,583
Credit Segment	(11,829)	(2,107)	(8,733)	(3,742)
Total operating income	$20,182	$29,192	$20,853	$44,841
Net income (loss)	$(2,580)	$4,273	$1,569	$3,201
Income (loss) per share:
Basic(1)	$(0.08)	$0.14	$0.05	$0.10
Diluted(1)	$(0.08)	$0.14	$0.05	$0.10

	Fiscal Year 2017
(dollars in thousands, except per share amounts)	Quarter Ended
	April 30	July 31	October 31	January 31
Revenues:
Retail Segment	$319,036	$332,436	$308,370	$356,198
Credit Segment	70,077	65,721	68,403	76,607
Total revenues	$389,113	$398,157	$376,773	$432,805
Percent of annual revenues	24.4%	24.9%	23.6%	27.1%
Cost and expenses:
Cost of goods sold	$204,466	$208,869	$192,374	$217,373
Operating income (loss):
Retail Segment	$33,663	$35,707	$33,946	$56,096
Credit Segment	(21,007)	(29,356)	(17,555)	(27,396)
Total operating income	$12,656	$6,351	$16,391	$28,700
Net income (loss)	$(9,749)	$(11,924)	$(3,815)	$(74)
Loss per share:
Basic(1)	$(0.32)	$(0.39)	$(0.12)	$0.00
Diluted(1)	$(0.32)	$(0.39)	$(0.12)	$0.00

(1)	The sum of the quarterly earnings per share amounts may not equal the fiscal year amount due to rounding and use of weighted-average shares outstanding.

CONN’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Subsequent Events
Financing under Warehouse Financing Transaction and Early Redemption of 2016-B Class B Notes. On February 15, 2018, affiliates of the Company closed on a financing transaction in the amount of $52.2 million (the "Financing"). The net proceeds of the Financing were used to prepay in full the Series 2016-B Class B Notes (the "2016-B Redeemed Notes"), which had been issued by Conn’s Receivables Funding 2016-B, LLC under a securitization transaction entered into on October 6, 2016, that were still outstanding as of February 15, 2018.
On February 15, 2018, the Company completed the redemption of its 2016-B Redeemed Notes at an aggregate redemption price of $73.6 million (which was equal to the entire outstanding principal of, plus accrued interest and the call premium on, the 2016-B Redeemed Notes). The net funds used to call the notes was $50.3 million, which is equal to the redemption price less adjustments of $23.3 million for funds held in reserve and collection accounts in accordance with the terms of the applicable indenture governing the 2016-B Redeemed Notes. The difference between the net proceeds of the Warehouse Financing and the carrying value of the 2016-B Redeemed Notes at redemption was used to fund fees, expenses and a reserve account related to the Warehouse facility.

Equity Awards. On March 28, 2017, the Compensation Committee of the Board of Directors approved equity awards to certain officers of the Company (“Equity Awards”), consisting of an aggregate of 620,166 non-qualified stock options (“Options”) and 77,280 RSUs.  The Options and RSUs are scheduled to vest in two equal installments as follows: 310,083 of the Options and 38,640 of the RSUs to vest on March 28, 2021, and 310,083 of the Options and 38,640 of the RSUs to vest on March 28, 2022.  The Options are exercisable after vesting at a strike price of $32.35, the Company’s closing stock price on the date of the Equity Awards.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred in the quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2018 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2018 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2018 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2018 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to our definitive Proxy Statement in connection with the 2018 Annual Meeting of Stockholders.

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
3.1
Certificate of Incorporation of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn's, Inc. Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Form 10-Q for the quarterly period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Amended and Restated Bylaws of Conn's, Inc. effective as of December 3, 2013 (incorporated herein by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended October 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 6, 2013)

4.1
Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

4.2
Indenture, dated as of July 1, 2014, by and among Conn's, Inc., as issuer, the several guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 2, 2014)

4.2.1
First Supplemental Indenture, dated September 10, 2015, by and among Conn's, Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 10.9 to Form 10-Q for the quarterly period ended October 31, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 8, 2015)

4.2.2
Second Supplemental Indenture, dated October 30, 2015, by and among Conn’s Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 2, 2015)

4.2.3
Form of 7.250% Senior Notes due 2022 (incorporated herein by reference to Exhibit A to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 2, 2014)

4.2.4
Registration Rights Agreement, dated as of July 1, 2014, by and among Conn's, Inc., the several guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith, Incorporated as representative of the initial purchasers named therein (incorporated herein by reference to Exhibit 4.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on July 2, 2014)

4.3
Base Indenture, dated as of October 6, 2016, by and between Conn’s Receivables Funding 2016-B, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 7, 2016)

4.3.1
Series 2016-B Supplement to the Base Indenture, dated as of October 6, 2016, by and between Conn’s Receivables Funding 2016-B, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 7, 2016)

4.4
Base Indenture, dated as of April 19, 2017 by and between Conn’s Receivables Funding 2017-A, LLC, and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 20, 2017)

4.4.1
Series 2017-A Supplement to the Base Indenture, dated as of April 19, 2017, by and between Conn’s Receivables Funding 2017-A, LLC and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 20, 2017)

4.5
Indenture, dated as of February 24, 2017, as amended and made effective as of August 8, 2017 by and among Conn’s Receivables Warehouse, LLC, Conn Appliances, Inc., Wells Fargo Bank, National Association, Conn’s Receivables Warehouse Trust, and Credit Suisse AG, New York Branch (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 14, 2017)

4.6
Base Indenture, dated as of December 20, 2017, by and between Conn’s Receivables Funding 2017-B, LLC and Wilmington Trust, NA, as Trustee (incorporated herein by reference to Exhibit 4.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on December 26, 2017)

4.6.1
Series 2017-B Supplement to the Base Indenture, dated as of December 20, 2017, by and between Conn’s Receivables Funding 2017-B, LLC and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on December 26, 2017)

* 10.1
Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.1.1
Amendment to the Conn's, Inc. Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

* 10.1.2
Form of Stock Option Agreement under the Amended and Restated 2003 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1.2 to Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

* 10.2
2011 Employee Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1.3 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) filed the Securities and Exchange Commission on May 26, 2011)

* 10.2.1
Form of Restricted Stock Award Agreement under the 2011 Employee Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1.4 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

* 10.3
2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.3.1
Form of Stock Option Agreement under the 2003 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2.1 to Form 10-K for the annual period ended January 31, 2005 (File No. 000-50421) as filed with the Securities and Exchange Commission on April 5, 2005)

* 10.4
2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.2 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

*10.4.1
First Amendment to 2011 Non-Employee Director Restricted Stock Plan effective August 27, 2013 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.2
Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.2.3 to Form 10-Q for the quarterly period ended April 30, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on May 26, 2011)

*10.4.3
Revised Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.4
Revised Form of Restricted Stock Award Agreement under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended April 30, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2015)

*10.4.5
Form of Deferral Election Form under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended July 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 5, 2013)

*10.4.6
Revised Form of Deferral Election Form under the 2011 Non-Employee Director Restricted Stock Plan (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended April 30, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2015)

* 10.5
2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to registration statement on Form S-8 (File No. 333-211584) as filed with the Securities and Exchange Commission on May 25, 2016)

*10.5.1
Form of Restricted Stock Unit Award Agreement (Time-based and Performance-based Vesting) under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Form 10-Q for the quarterly period ended July 31, 2016 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 8, 2016)

*10.5.2
Form of Restricted Stock Unit Award Agreement (Time-based vesting) under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Form 10-Q for the quarterly period ended July 31, 2016 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 8, 2016)

*10.5.3
Form of Performance-Based Restricted Stock Unit Award Agreement relating to fiscal year 2017 Special Equity Awards under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5.3 to Form 10-K for the annual period ended January 31, 2017 (File No. 001-34956) as filed with the Securities and Exchange Commission on April 4, 2017)

*10.5.4
Form of Restricted Stock Unit Award Agreement relating to fiscal year 2017 Special Equity Awards under the 2016 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5.4 to Form 10-K for the annual period ended January 31, 2017 (File No. 001-34956) as filed with the Securities and Exchange Commission on April 4, 2017)

* 10.6
Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.7
Conn's 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.4 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

* 10.8
Executive Severance Agreement by and between Michael J. Poppe and Conn's, Inc., dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.9 to Form 10-Q for the quarterly period ended July 31, 2011 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2011)

* 10.8.1
Amendment to Executive Severance Agreement by and between Michael J. Poppe and Conn's, Inc., dated as of December 3, 2013 (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended October 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 6, 2013)

* 10.8.2
Second Amendment to Executive Severance Agreement by and between Michael J. Poppe and Conn’s, Inc., dated as of July 10, 2015 (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended July 31, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2015)

*10.9
Form of Executive Severance Agreement by and between Thomas R. Moran and Conn's, Inc., (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on July 9, 2015)

* 10.10
Executive Severance Agreement by and between Norman Miller and Conn’s Inc., dated as of September 7, 2015 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on September 9, 2015)

*10.10.1
Letter Agreement from Conn’s, Inc. to Norman L. Miller, dated as of January 2, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on January 6, 2017)

*10.11
Offer of employment from Conn’s Inc. to Lee A. Wright, dated as of May 31, 2016 (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on June 2, 2016)

*10.11.1
Executive Severance Agreement by and between Lee A. Wright and Conn’s Inc., dated as of May 31, 2016 (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on June 2, 2016)

*10.12
Offer of employment from Conn’s Inc. to George Bchara, dated as of December 9, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on December 14, 2016)

*10.13
Offer of employment from Conn’s Inc. to Coleman Gaines, dated as of January 10, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on January 13, 2017)

*10.13.1
Executive Agreement by and between Coleman Gaines and Conn’s Inc., dated as of January 10, 2017 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on January 13, 2017)

*10.14
Executive Severance Plan (incorporated herein by reference to Exhibit 10.14 to Form 10-Q for the quarterly period ended October 31, 2015 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 8, 2015)

10.15
Third Amended and Restated Loan and Security Agreement, dated as of October 30, 2015, by and among Conn’s Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 2, 2015)

10.15.1
First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of February 16, 2016, by and among Conn's, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on February 19, 2016)

10.15.2
Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of May 18, 2016, by and among the Conn’s, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) filed with the Securities and Exchange Commission on May 20, 2016)

10.15.3
Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of March 31, 2017, by and among the Conn’s, Inc., as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders incorporated herein by reference to Exhibit 10.18.3 to Form 10-K for the annual period ended January 31, 2017 (File No. 001-34956) as filed with the Securities and Exchange Commission on April 4, 2017

10.16
Omnibus Amendment and Reaffirmation of Existing Ancillary Documents, dated as of October 30, 2015, by and among Conn’s Inc., Conn Appliances, Inc., Conn Credit I, LP, and Conn Credit Corporation, Inc., the guarantors party thereto and Bank of America, N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on November 2, 2015)

10.17
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.16 to registration statement on Form S-1 (file no. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

10.18
Note Purchase Agreement, dated as of September 29, 2016, by and among Conn’s, Inc., Conn’s Receivables Funding 2016-B, LLC, Conn Appliances, Inc. and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and MUFG Securities Americas, Inc., as initial purchasers (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 7, 2016)

10.19
Receivables Purchase Agreement, dated as of October 6, 2016, by and between Conn Credit I, L.P. and Conn Appliances Receivables Funding, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 7, 2016)

10.20
Receivables Purchase Agreement, dated as of October 6, 2016, by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2016-B Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 7, 2016)

10.21
Purchase and Sale Agreement, dated as of October 6, 2016, by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2016-B Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 7, 2016)

10.22
Servicing Agreement, dated as of October 6, 2016, by and among Conn’s Receivables Funding 2016-B, LLC, Conn’s Receivables 2016-B Trust, Conn Appliances, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on October 7, 2016)

10.23
Note Purchase Agreement, dated April 12, 2017, by and among Conn’s, Inc., Conn’s Receivables Funding 2017-A, LLC, Conn Appliances, Inc., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, MUFG Securities Americas Inc. and JP Morgan Securities LLC, as initial purchasers (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 20, 2017)

10.24
First Receivables Purchase Agreement, dated April 19, 2017, by and between Conn Credit I, L.P. and Conn Appliances Receivables Funding, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 20, 2017)

10.25
Second Receivables Purchase Agreement, dated April 19, 2017, by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2017-A Trust (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 20, 2017)

10.26
Purchase and Sale Agreement, dated April 19, 2017 by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2017-A Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 20, 2017)

10.27
Servicing Agreement dated as of April 19, 2017, among Conn’s Receivables Funding 2017-A, LLC, Conn’s Receivables 2017-A Trust, Conn Appliances, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on April 20, 2017)

10.28
Note Purchase Agreement, dated February 24, 2017, as amended and made effective as of August 8, 2017, by and among Conn’s Receivables Warehouse, LLC, Conn Appliances Receivables Funding, LLC, Conn Appliances, Inc., the conduits from time to time party thereto, Credit Suisse AG, Cayman Islands Branch and Credit Suisse AG, New York Branch (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 14, 2017)

10.29
Second Receivables Purchase Agreement, dated February 24, 2017, as amended and made effective as of August 8, 2017, among Conn’s Receivables Warehouse, LLC, Conn Appliances Receivables Funding, LLC, Conn Credit I, L.P., and Conn’s Receivables Warehouse Trust (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 14, 2017)

10.30
Servicing Agreement, dated as of February 24, 2017, as amended and made effective as of August 8, 2017, among Conn’s Receivables Warehouse, LLC, Conn’s Receivables Warehouse Trust, Conn Appliances, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on August 14, 2017)

10.31
Note Purchase Agreement, dated December 12, 2017, by and among Conn’s Inc., Conn’s Receivables Funding 2017-B, LLC, Conn Appliances, Inc., Credit Suisse Securities (USA) LLC, JP Morgan Securities LLC, MUFG Securities Americas Inc. and Deutsche Bank Securities Inc., as initial purchasers (incorporated herein by reference to Exhibit 1.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 26, 2017)

10.32
First Receivables Purchase Agreement, dated December 20, 2017, by and between Conn Credit I, L.P. and Conn Appliances Receivables Funding, LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 26, 2017)

10.33
Second Receivables Purchase Agreement, dated December 20, 2017, by and between Conn Credit I, L.P. and Conn Appliances Receivables Fund, LLC (incorporated herein by reference to Exhibit 10.2 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 26, 2017)

10.34
Purchase and Sale Agreement, dated December 20, 2017 by and between Conn Appliances Receivables Funding, LLC and Conn’s Receivables 2017-B Trust (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 26, 2017)

10.35
Servicing Agreement dated as of December 20, 2017, among Conn’s Receivables Funding 2017-B, LLC, Conn’s Receivables 2017-B Trust, Conn Appliances, Inc. and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on December 26, 2017)

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
101
The following financial information from our Annual Report on Form 10-K for the annual period ended January 31, 2018, filed with the SEC on April 5, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets as of January 31, 2018 and 2017, (ii) consolidated statements of operations for the fiscal years ended January 31, 2018, 2017 and 2016, (iii) consolidated statements of comprehensive income for the fiscal years ended January 31, 2018, 2017 and 2016, (iv) consolidated statements of stockholders' equity for the fiscal years ended January 31, 2018, 2017 and 2016, (v) consolidated statements of cash flows for the fiscal years ended January 31, 2018, 2017 and 2016, and (vi) notes to consolidated financial statements

* Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONN'S, INC.
(Registrant)

	By:	/s/ Norman Miller
Date:		Norman Miller
April 5, 2018		Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman Miller
Norman Miller	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 5, 2018

/s/ Lee A. Wright
Lee A. Wright	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 5, 2018

/s/ George L. Bchara
George L. Bchara	Chief Accounting Officer (Principal Accounting Officer)	April 5, 2018

/s/ Kelly M. Malson
Kelly M. Malson	Director	April 5, 2018

/s/ Bob L. Martin
Bob L. Martin	Director	April 5, 2018

/s/ William E. Saunders Jr.
William E. Saunders Jr.	Director	April 5, 2018

/s/ Douglas H. Martin
Douglas H. Martin	Director	April 5, 2018

/s/ David Schofman
David Schofman	Director	April 5, 2018

/s/ James Haworth
James Haworth	Director	April 5, 2018

/s/ Oded Shein
Oded Shein	Director	April 5, 2018