Form 10-Q
period 2018-04-30
CONNS INC
filed 2018-06-07
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2018:

Class	Outstanding
Common stock, $0.01 par value per share	31,587,635

CONN'S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2018

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and dollars in thousands, except per share amounts)

	April 30, 2018	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$6,190	$9,286
Restricted cash (includes VIE balance of $75,174 and $85,322, respectively)	76,724	86,872
Customer accounts receivable, net of allowances (includes VIE balance of $391,853 and $459,708, respectively)	618,160	636,825
Other accounts receivable	73,543	71,186
Inventories	190,312	211,894
Income taxes receivable	620	32,362
Prepaid expenses and other current assets	15,664	31,592
Total current assets	981,213	1,080,017
Long-term portion of customer accounts receivable, net of allowances (includes VIE balance of $329,039 and $455,002, respectively)	635,508	650,608
Property and equipment, net	141,314	143,152
Deferred income taxes	22,052	21,565
Other assets	4,662	5,457
Total assets	$1,784,749	$1,900,799
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations (includes VIE balance of $22,085 and $0, respectively)	$23,180	$907
Accounts payable	82,362	71,617
Accrued compensation and related expenses	11,215	21,366
Accrued expenses	46,104	44,807
Income taxes payable	9,752	2,939
Deferred revenues and other credits	21,361	22,475
Total current liabilities	193,974	164,111
Deferred rent	85,729	87,003
Long-term debt and capital lease obligations (includes VIE balance of $556,972 and $787,979, respectively)	929,535	1,090,105
Other long-term liabilities	25,856	24,512
Total liabilities	1,235,094	1,365,731
Commitments and contingencies
Stockholders' equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 31,586,827 and 31,435,775 shares issued, respectively)	316	314
Additional paid-in capital	101,983	101,087
Retained earnings	447,356	433,667
Total stockholders' equity	549,655	535,068
Total liabilities and stockholders' equity	$1,784,749	$1,900,799
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended April 30,
	2018	2017
Revenues:
Product sales	$249,314	$251,362
Repair service agreement commissions	22,863	24,696
Service revenues	3,579	3,227
Total net sales	275,756	279,285
Finance charges and other revenues	82,631	76,541
Total revenues	358,387	355,826
Costs and expenses:
Cost of goods sold	166,589	171,950
Selling, general and administrative expense	114,878	106,537
Provision for bad debts	44,156	55,930
Charges and credits	—	1,227
Total costs and expenses	325,623	335,644
Operating income	32,764	20,182
Interest expense	16,820	24,008
Loss on extinguishment of debt	406	349
Income (loss) before income taxes	15,538	(4,175)
Provision (benefit) for income taxes	2,806	(1,595)
Net income (loss)	$12,732	$(2,580)
Income (loss) per share:
Basic	$0.40	$(0.08)
Diluted	$0.39	$(0.08)
Weighted average common shares outstanding:
Basic	31,540,684	30,972,312
Diluted	32,452,864	30,972,312
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended April 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$12,732	$(2,580)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	7,660	7,631
Amortization of debt issuance costs	3,292	5,614
Provision for bad debts and uncollectible interest	55,660	65,748
Stock-based compensation expense	2,520	1,583
Charges, net of credits, for store and facility closures and relocations	—	323
Deferred income tax (benefit) expense	(742)	114
Gain on sale/disposal of property and equipment	(204)	(235)
Tenant improvement allowances received from landlords	2,130	1,893
Change in operating assets and liabilities:
Customer accounts receivable	(21,635)	6,943
Other accounts receivables	(883)	6,296
Inventories	21,582	(6,143)
Other assets	15,928	(2,105)
Accounts payable	11,055	3,428
Accrued expenses	(9,081)	2,586
Income taxes	38,556	(1,180)
Deferred rent, revenues and other credits	(3,231)	848
Net cash provided by operating activities	135,339	90,764
Cash flows from investing activities:
Purchase of property and equipment	(6,169)	(4,286)
Net cash used in investing activities	(6,169)	(4,286)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	469,814
Payments on asset-backed notes	(232,584)	(232,931)
Borrowings from revolving credit facility	393,158	265,935
Payments on revolving credit facility	(322,608)	(443,435)
Borrowings from warehouse facility	52,226	—
Payments on warehouse facility	(29,905)	—
Payments of debt issuance costs and amendment fees	(533)	(7,605)
Proceeds from stock issued under employee benefit plans	267	256
Tax payments associated with equity-based compensation transactions	(1,888)	—
Payments from extinguishment of debt	(294)	—
Other	(253)	84
Net cash (used in) provided by financing activities	(142,414)	52,118
Net change in cash, cash equivalents and restricted cash	(13,244)	138,596
Cash, cash equivalents and restricted cash, beginning of period	96,158	134,264
Cash, cash equivalents and restricted cash, end of period	$82,914	$272,860
Non-cash investing and financing activities:
Capital lease asset additions and related obligations	$—	$3,196
Property and equipment purchases not yet paid	$1,759	$732
Supplemental cash flow data:
Cash interest paid	$8,838	$17,804
Cash income taxes refunded, net	$35,007	$529
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.     Summary of Significant Accounting Policies
Business. Conn's, Inc., a Delaware corporation, is a holding company with no independent assets or operations other than its investments in its subsidiaries. References to “we,” “our,” “us,” “the Company,” “Conn’s” or “CONN” refer to Conn’s, Inc. and, as apparent from the context, its consolidated bankruptcy-remote variable interest entities (“VIEs”) and its wholly owned subsidiaries. Conn's is a leading specialty retailer that offers a broad selection of quality, branded durable consumer goods and related services in addition to proprietary credit solutions for its core credit-constrained consumers. We operate an integrated and scalable business through our retail stores and website. Our complementary product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit offering provides financing solutions to a large, under-served population of credit-constrained consumers who typically have limited credit alternatives.
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
Basis of Presentation. The accompanying unaudited, condensed consolidated financial statements of Conn's, Inc. and its wholly-owned subsidiaries, including the VIEs, have been prepared by management in accordance with U.S. generally accepted accounting principles ("GAAP") and prevailing industry practice for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet at January 31, 2018 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018 (the “2018 Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on April 5, 2018.
Fiscal Year. Our fiscal year ends on January 31. References to a fiscal year refer to the calendar year in which the fiscal year ends.
Principles of Consolidation. The consolidated financial statements include the accounts of Conn's, Inc. and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
Variable Interest Entities. VIEs are consolidated if the Company is the primary beneficiary. The primary beneficiary of a VIE is the party that has (i) the power to direct the activities that most significantly impact the performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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
Refer to Note 5, Debt and Capital Lease Obligations, and Note 7, Variable Interest Entities, for additional information.
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
Cash and Cash Equivalents. Cash and cash equivalents include cash, credit card deposits in-transit, and highly liquid debt instruments purchased with a maturity of three months or less. Cash and cash equivalents include credit card deposits in-transit of $3.8 million and $2.0 million as of April 30, 2018 and January 31, 2018, respectively.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash. The restricted cash balance as of April 30, 2018 and January 31, 2018 includes $56.7 million and $58.1 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $18.5 million and $27.2 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
Customer Accounts Receivable. Customer accounts receivable reported in the Condensed Consolidated Balance Sheet includes total receivables managed, including both those transferred to the VIEs and those not transferred to the VIEs. Customer accounts receivable are recognized at the time the customer takes possession of the product. Based on contractual terms, we record the amount of principal and accrued interest on customer receivables that is expected to be collected within the next twelve months in current assets with the remaining balance in long-term assets on the Condensed Consolidated Balance Sheet. Customer accounts receivable includes the net of unamortized deferred fees charged to customers and origination costs. Customer receivables are considered delinquent if a payment has not been received on the scheduled due date. Accounts that are delinquent more than 209 days as of the end of a month are charged-off against the allowance for doubtful accounts along with interest accrued subsequent to the last payment.
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
Interest Income on Customer Accounts Receivable. Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At April 30, 2018 and January 31, 2018, there was $12.5 million and $12.5 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
We offer a 12 month no-interest option program. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest option program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived. Interest income is recognized based on estimated accrued interest earned to date on all no-interest option finance programs with an offsetting reserve for those customers expected to satisfy the requirements of the program based on our historical experience.
We recognize interest income on TDR accounts using the interest income method, which requires reporting interest income equal to the increase in the net carrying amount of the loan attributable to the passage of time. Cash proceeds and other adjustments are applied to the net carrying amount such that it equals the present value of expected future cash flows.
We typically only place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the amount of the loan. At April 30, 2018, customer receivables carried in non-accrual status were $15.8 million, of which $12.1 million is in bankruptcy status and less than 60 days past due. At January 31, 2018, customer receivables carried in non-accrual status were $16.9 million, of which $14.5 million is in bankruptcy status and less than 60 days past due. At April 30, 2018 and January 31, 2018, customer receivables that were past due 90 days or more and still accruing interest totaled $111.1 million and $109.7 million, respectively.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the revolving credit facility are included in other assets on our Condensed Consolidated Balance Sheet and were $4.4 million and $5.2 million as of April 30, 2018 and January 31, 2018, respectively.
Income Taxes. For the three months ended April 30, 2018 and 2017, we utilized the estimated annual effective tax rate based on our estimated fiscal year 2019 and 2018 pre-tax income, respectively, in determining income tax expense.
Provision for income taxes for interim periods is based on an estimated annual income tax rate, adjusted for discrete tax items. As a result, our interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.
On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowered the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. For the three months ended January 31, 2018, we calculated our best estimate of the impact of the Tax Act in our fiscal year 2018 provision for income taxes in accordance with our understanding of the Tax Act and available guidance as of that date.
We continue to analyze additional information and guidance related to the Tax Act as supplemental legislation, regulatory guidance and evolving technical interpretations become available. We will continue to refine such amounts within the measurement period as provided by Staff Accounting Bulletin No. 118 and expect to complete our analysis no later than the fourth quarter of fiscal year 2019.
For the three months ended April 30, 2018 and 2017, the effective tax rate was 18.1% and 38.2%, respectively. The primary factors affecting our effective tax rate for the three months ended April 30, 2018 were a decrease in the Federal Tax Rate as a result of the Tax Act, an increase in pre-tax earnings, and excess tax benefits related to the vesting of equity compensation.
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
The following table sets forth the restricted stock unit awards ("RSUs"), performance stock awards ("PSUs") and stock options granted during the three months ended April 30, 2018 and 2017:

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended April 30,
	2018	2017
RSUs (1)	80,411	324,487
PSUs (2)	—	429,000
Stock Options (3)	620,166	—
Total stock awards granted	700,577	753,487

Aggregate grant date fair value (in thousands)	$15,511	$7,761
(1) The RSUs issued during the three months ended April 30, 2018 and 2017 are scheduled to vest ratably over periods of three to four years from the date of grant.
(2) The PSUs issued during the three months ended April 30, 2017 will vest, if at all, upon the certification, after fiscal year 2020, by the compensation committee of the satisfaction of the annual and cumulative Earnings Before Interest, Taxes, Depreciation and Amortization performance conditions over the three fiscal years commencing with fiscal year 2018.
(3) The weighted-average assumptions for the option awards granted during the three months ended April 30, 2018 included expected volatility of 68.0%, an expected term of 6.5 years and risk-free interest rate of 2.67%. No dividend yield was included in the weighted-average assumptions for the option awards granted during the three months ended April 30, 2018.
For the three months ended April 30, 2018 and 2017, stock-based compensation expense was $2.5 million and $1.6 million, respectively.
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

	Three Months Ended April 30,
	2018	2017
Weighted-average common shares outstanding - Basic	31,540,684	30,972,312
Dilutive effect of stock options, RSUs and PSUs	912,180	—
Weighted-average common shares outstanding - Diluted	32,452,864	30,972,312
For the three months ended April 30, 2018 and 2017, the weighted-average number of stock options and restricted stock units not included in the calculation due to their anti-dilutive effect was 305,313 and 944,423, respectively.
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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a Level 3 discounted cash flow analysis, approximates their carrying amount, which includes the allowance for doubtful accounts. The fair value of our revolving credit facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At April 30, 2018, the fair value of the Senior Notes outstanding, which was determined using Level 1 inputs, was $224.8 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At April 30, 2018, the fair value of the asset-backed notes approximates their carrying value and was determined using Level 2 inputs based on inactive trading activity.
Recent Accounting Pronouncements Adopted. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current guidance. Upon adoption of ASU 2014-09, entities are required to recognize revenue using the following comprehensive model: (1) identify contracts with customers, (2) identify the performance obligations in such contracts, (3) determine transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue as each performance obligation is satisfied. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year and allows early adoption on a limited basis. The FASB has also issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, all of which were issued to improve and clarify the guidance in ASU 2014-09. Effective February 1, 2018, the Company adopted these ASUs using the modified retrospective method applied to those contracts that were not completed as of February 1, 2018, with no restatement of comparative periods. Results for reporting periods beginning after February 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting policies under ASC Topic 605. We recognized a net after-tax cumulative effect adjustment to retained earnings of $1.0 million as of the date of adoption. The details of our current revenue recognition policy, as well as the change due to ASC Topic 606, are described below.
Revenue Recognition. The Company has the following material revenue streams: the sale of products (e.g. appliances, electronics) including delivery; the sale of third party warranty and insurance programs, including retrospective income; service income; interest income generated from the financing of point of sale transactions; and volume rebate incentives received from a third party financer. Interest income related to our customer accounts receivable balance and loan origination costs (including sales commissions) meet the scope exception of ASC 606 and are therefore not impacted by the adoption of this standard. For our twelve month no-interest option program, as a practical expedient acceptable under ASC 606, we do not adjust for the time value of money.
Sale of Products Including Delivery: The Company has a single performance obligation associated with these contracts: the delivery of the product to the customer, at which point control transfers. Revenue for the sale of products is recognized at the time of delivery, net of any adjustments for sales incentives such as discounts, coupons, rebates or other free products or services. Sales financed through third-party no-interest option programs typically require us to pay a fee to the third party on each completed sale, which is recorded as a reduction of net sales in the retail segment.
Sale of Third Party Warranty and Insurance Programs, Including Retrospective Income: We sell repair service agreements ("RSA") and credit insurance contracts on behalf of unrelated third-parties. The Company has a single performance obligation associated with these contracts: the delivery of the product to the customer, at which point control transfers. Commissions related to these contracts are recognized in revenue upon delivery of the product. We defer 5% of the revenue received from the sale of RSAs as compensation to us for the cost to serve as administrator of the RSAs sold as 5% represents the estimated stand-alone sales price to serve as the administrator. The deferred RSA administration fee is recorded in income ratably over the life of the RSA contract sold. Retrospective income on RSA contracts is recognized upon delivery of the product based on an estimate of claims and is adjusted throughout the life of the contracts as actual claims materialize. Retrospective income on insurance contracts is recognized when earned as that is the point at which

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

we no longer believe a significant reversal of income is probable as the consideration is highly susceptible to factors outside of our influence.
Service Income: The Company has a single performance obligation associated with these contracts: the servicing of the RSA claims. Service revenues are recognized at the time service is provided to the customer.
Volume Rebate Incentive: As part of our agreement with our third-party provider of no-interest option programs, we may receive a volume rebate incentive based on the total dollar value of sales made under our third-party provider. The Company has a single performance obligations associated with this contract: the delivery of the product to the customer, at which point control transfers. Revenue for the volume rebate incentive is recognized upon deliver of the product to the customer based on the projected total annual dollar value of sales to be made under our third-party provider.
ASC 606 requires disaggregation of revenue recognized from contracts with customers to depict how the nature, amount, timing and uncertainty of revenue is affected by economic factors. The Company concluded that the disaggregated discrete financial information presented in Note 8, Segment Reporting, and Note 4, Finance Charges and Other Revenues, reviewed by our chief operating decision maker in evaluating the financial performance of our operating segments adequately addresses the disaggregation of revenue requirements of ASC 606.
Deferred Revenue. Deferred revenue related to contracts with customers as defined by ASC 606 as of April 30, 2018 and January 31, 2018 consisted of deferred customer deposits of $1.5 million and $1.8 million, respectively, and deferred RSA administration fees of $8.4 million and $8.7 million, respectively. All of the deferred customer deposits as of January 31, 2018 were recognized as revenue during the three months ended April 30, 2018. We recognized $1.3 million of income during the three months ended April 30, 2018 related to RSA administrative fees deferred as of January 31, 2018.
Changes in Revenue Recognition Due to ASC 606. The adoption of ASC 606 resulted in a change to our accounting policy related to retrospective income on RSAs. We participate in profit sharing agreements with the underwriters of our RSA products, payment from which is contingent upon the actual performance of the portfolio of the RSAs sold. Prior to the adoption of ASC 606, we recognized this revenue and related receivable as the amount due to us at each reporting date based on the performance of the portfolio through such date. The Company concluded that this retrospective income represents variable consideration under ASC 606 for which the Company’s performance obligation is satisfied when the RSA is sold to the customer. Under ASC 606, an estimate of variable consideration, subject to constraints, is to be included in the transaction price and recognized when or as the performance obligation is satisfied. As a result of the adoption of ASC 606, the Company changed its accounting policy related to retrospective income on RSAs to record an estimate of retrospective income when the RSA is sold, subject to constraints in the estimate. The Company's estimate of the amount of variable consideration is recorded as a contract asset, representing a conditional right to payment, and is included within other accounts receivable in the Condensed Consolidated Balance Sheet. The estimated contract asset will be reassessed at the end of each reporting period, with changes thereto recorded as adjustments to revenue.
The cumulative effect of the changes made to the Company’s Condensed Consolidated Balance Sheet as a result of the adoption of ASC 606 were as follows (in thousands):

	Impact of Adoption of ASC 606
(in thousands)	Balance at January 31, 2018	Adjustments due to ASC 606	Balance at February 1, 2018
Assets
Other Accounts Receivable	$71,186	$1,210	$72,396
Deferred Income Taxes	21,565	(254)	21,311
Stockholder's Equity	$535,068	$956	$536,024

The adoption of ASC 606 did not have a material impact on the consolidated financial statements for the three months ended April 30, 2018 and no comparative financial statements are presented.
Internal Controls. As a result of the adoption of ASC 606 we evaluated our internal control framework, and there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires that the statement of cash flows provides the change in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. We hold restricted cash related to our asset backed security transactions and lending license requirements. Effective February 1, 2018, the Company adopted the ASU which resulted in us no longer presenting the changes in restricted cash balances as a component of cash flows from financing activities but instead include the balances of both current and long-term restricted cash with cash and cash equivalents in total cash, cash equivalents and restricted cash for the beginning and end of the periods presented. The total cash flow impact for the three months ended April 30, 2017 was an increase in the cash provided by financing activities of $49.3 million. The balances of cash and cash equivalents and restricted cash are separately presented within the Condensed Consolidated Balance Sheet as of April 30, 2018 and January 31, 2018.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice. Among other things, debt prepayment or debt extinguishment costs will be presented as cash outflows for financing activities on the statement of cash flow. Effective February 1, 2018, the Company adopted the ASU, which resulted in us no longer presenting the change in debt extinguishment costs as a component of cash flows from operating activities but instead include the change as a component of cash flows from financing activities. The adoption of this ASU resulted in the classification of $0.3 million in payments on extinguishment of debt as a cash outflow from financing activities for the months ended April 30, 2018. There was no impact for the three months ended April 30, 2017.
Recent Accounting Pronouncements Yet To Be Adopted.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will change how lessees account for leases. For most leases, a liability will be recorded on the balance sheet based on the present value of future lease obligations with a corresponding right-of-use asset. Primarily for those leases currently classified by us as operating leases, we will recognize a single lease cost on a straight line basis based on the combined amortization of the lease obligation and the right-of-use asset. Other leases will be required to be accounted for as financing arrangements similar to how we currently account for capital leases. On transition, we will recognize a cumulative-effect adjustment to the retained earnings on the opening balance sheet in the period of adoption using a modified retrospective approach. The final standard will become effective for us beginning in the first quarter of fiscal year 2020. Based on our preliminary assessment, we believe the adoption of this ASU will have a material impact on our financial statements as we will be required to report additional leases on our Condensed Consolidated Balance Sheet. We are the lessee under various lease agreements for our retail stores and equipment that are currently accounted for as operating leases as discussed in Note 8, Leases, of our audited Consolidated Financial Statements included in our 2018 Form 10-K.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The standard will become effective for us in the first quarter of fiscal year 2021 and early adoption is permitted beginning in the first quarter of fiscal year 2020. We have formed a cross-functional working group comprised of individuals from various functional areas including credit, finance, accounting, and information technology. While we are currently evaluating the likely impact the adoption of this ASU will have on our consolidated financial statements, the adoption of ASU 2016-13 is likely to result in a material increase in the allowance for loan losses as a result of changing from an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1) (2)
(in thousands)	April 30, 2018	January 31, 2018	April 30, 2018	January 31, 2018	April 30, 2018	January 31, 2018
Customer accounts receivable	$1,330,793	$1,374,269	$104,499	$114,120	$202,298	$217,952
Restructured accounts	163,700	153,593	37,095	37,687	163,700	153,593
Total customer portfolio balance	$1,494,493	$1,527,862	$141,594	$151,807	$365,998	$371,545
Allowance for uncollectible accounts	(204,100)	(203,572)
Allowances for no-interest option credit programs	(20,827)	(20,960)
Deferred fees and origination costs, net	(15,898)	(15,897)
Total customer accounts receivable, net	1,253,668	1,287,433
Short-term portion of customer accounts receivable, net	(618,160)	(636,825)
Long-term portion of customer accounts receivable, net	$635,508	$650,608
Securitized receivables held by the VIEs	$869,872	$1,085,385	$108,105	$124,627	$299,327	$300,348
Receivables not held by the VIEs	624,621	442,477	33,489	27,180	66,671	71,197
Total customer portfolio balance	$1,494,493	$1,527,862	$141,594	$151,807	$365,998	$371,545

(1)
Due to the fact that an account can become past due after having been re-aged, accounts could be represented as both past due and re-aged. As of April 30, 2018 and January 31, 2018, the amounts included within both 60 days past due and re-aged was $81.6 million and $80.8 million, respectively. As of April 30, 2018 and January 31, 2018, the total customer portfolio balance past due one day or greater was $383.8 million and $401.0 million, respectively. These amounts include the 60 days past due balances shown.

(2)
The re-aged receivables balance as of April 30, 2018 and January 31, 2018 includes $54.2 million and $62.0 million in first time re-ages related to customers within FEMA-designated Hurricane Harvey disaster areas.

The following presents the activity in the allowance for doubtful accounts and uncollectible interest for customer receivables:

	Three Months Ended April 30, 2018			Three Months Ended April 30, 2017
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$148,856	$54,716	$203,572	$158,992	$51,183	$210,175
Provision (1)	38,740	16,660	55,400	48,516	17,232	65,748
Principal charge-offs (2)	(39,775)	(11,144)	(50,919)	(48,087)	(13,397)	(61,484)
Interest charge-offs	(7,360)	(2,062)	(9,422)	(7,519)	(2,095)	(9,614)
Recoveries (2)	4,272	1,197	5,469	1,749	487	2,236
Allowance at end of period	$144,733	$59,367	$204,100	$153,651	$53,410	$207,061
Average total customer portfolio balance	$1,347,373	$159,410	$1,506,783	$1,372,808	$139,026	$1,511,834

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest). Recoveries include principal collections of previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Charges and Credits
Charges and credits consisted of the following:

	Three Months Ended April 30,
(in thousands)	2018	2017
Facility closure costs	$—	$1,227
	$—	$1,227
During the three months ended April 30, 2017, we incurred exit costs associated with reducing the square footage of a distribution center.
4.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended April 30,
(in thousands)	2018	2017
Interest income and fees	$76,346	$67,131
Insurance income	6,271	9,330
Other revenues	14	80
	$82,631	$76,541
Interest income and fees and insurance income are derived from the credit segment operations, whereas other revenues are derived from the retail segment operations. Insurance income is comprised of sales commissions from third-party insurance companies that are recognized when coverage is sold and retrospective income paid by the insurance carrier if insurance claims are less than earned premiums.
During the three months ended April 30, 2018 and 2017, interest income and fees reflected provisions for uncollectible interest of $11.5 million and $10.0 million, respectively. The amount included in interest income and fees related to TDR accounts for the three months ended April 30, 2018 and 2017 are $5.8 million and $4.5 million, respectively. Insurance income decreased over the prior year period primarily due to a decrease in retrospective income as a result of higher claim volumes related to Hurricane Harvey.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     Debt and Capital Lease Obligations
Debt and capital lease obligations consisted of the following:

(in thousands)	April 30, 2018	January 31, 2018
Revolving credit facility	$147,550	$77,000
Senior Notes	227,000	227,000
2016-B VIE Asset-backed Class B Notes	—	73,589
2017-A VIE Asset-backed Class A Notes	4,171	59,794
2017-A VIE Asset-backed Class B Notes	106,270	106,270
2017-A VIE Asset-backed Class C Notes	50,340	50,340
2017-B VIE Asset-backed Class A Notes	188,997	292,663
2017-B VIE Asset-backed Class B Notes	132,180	132,180
2017-B VIE Asset-backed Class C Notes	78,640	78,640
Warehouse Notes	22,321	—
Capital lease obligations	4,696	4,949
Total debt and capital lease obligations	962,165	1,102,425
Less:
Discount on debt	(2,387)	(2,527)
Deferred debt issuance costs	(7,063)	(8,886)
Current maturities of long-term debt and capital lease obligations	(23,180)	(907)
Long-term debt and capital lease obligations	$929,535	$1,090,105
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
The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock ("restricted payments"); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations on restricted payments are only effective if one or more of the following occurred: (1) a default were to exist under the Indenture, (2) we could not satisfy a debt incurrence test, and (3) the aggregate amount of restricted payments were to exceed an amount tied to consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have had a leverage ratio, as defined under the Indenture, of less than or equal to 2.50 to 1.0. As a result of these exceptions, as of April 30, 2018, $183.5 million would have been free from the distribution restriction. However, as a result of the revolving credit facility distribution restrictions, which are further described below, we were restricted from making a distribution in respect of the Senior Notes in excess of $64.7 million as of April 30, 2018. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
Asset-backed Notes. During fiscal years 2018 and 2017 we securitized customer accounts receivables by transferring the receivables to various bankruptcy-remote VIEs. In turn, the VIEs issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the VIEs.
Under the terms of the securitization transactions, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of issued notes, and then to us as the holder of non-issued notes and residual equity. We retain the servicing of the securitized portfolios and receive a monthly fee of 4.75% (annualized) based on the outstanding balance of the

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The asset-backed notes consist of the following:

Asset-Backed Notes	Original Principal Amount	Original Net Proceeds(1)	Current Principal Amount	Issuance Date	Maturity Date	Fixed Interest Rate	Effective Interest Rate(2)
2017-A Class A Notes	$313,220	$304,451	$4,171	4/19/2017	7/15/2019	2.73%	5.33%
2017-A Class B Notes	106,270	103,300	106,270	4/19/2017	2/15/2020	5.11%	5.73%
2017-A Class C Notes	50,340	48,919	50,340	4/19/2017	10/15/2021	7.40%	7.77%
2017-B Class A Notes	361,400	358,945	188,997	12/20/2017	7/15/2020	2.73%	4.95%
2017-B Class B Notes	132,180	131,281	132,180	12/20/2017	4/15/2021	4.52%	5.14%
2017-B Class C Notes	78,640	77,843	78,640	12/20/2017	11/15/2022	5.95%	6.29%
Warehouse Notes	52,226	50,774	22,321	2/15/2018	2/15/2019	Index + 2.75% (3)	7.72%
Total	$1,094,276	$1,075,513	$582,919

(1)	After giving effect to debt issuance costs and restricted cash held by the VIEs.

(2)	For the three months ended April 30, 2018, and inclusive of retrospective adjustments to deferred debt issuance costs based on changes in timing of actual and expected cash flows.

(3)	The rate on the Warehouse Notes is defined as the applicable index plus a 2.75% fixed margin.
On February 15, 2018, affiliates of the Company closed on a $52.2 million financing under a receivables warehouse financing transaction entered into on February 6, 2018 (the "Warehouse Notes"). The net proceeds of the Warehouse Notes were used to prepay in full the Series 2016-B Class B Notes (the "2016-B Redeemed Notes") that were still outstanding as of February 15, 2018.
On February 15, 2018, the Company completed the redemption of the 2016-B Redeemed Notes at an aggregate redemption price of $73.6 million (which was equal to the entire outstanding principal of, plus accrued interest and the call premiums on, the 2016-B Redeemed Notes). The net funds used to call the notes was $50.3 million, which is equal to the redemption price less adjustments of $23.3 million for funds held in reserve and collection accounts in accordance with the terms of the applicable indenture governing the 2016-B Redeemed Notes. The difference between the net proceeds of the Warehouse Notes and the carrying value of the 2016-B Redeemed Notes at redemption was used to fund fees, expenses and a reserve account related to the Warehouse facility. In connection with the early redemption of the 2016-B Redeemed Notes, we wrote-off $0.4 million of debt issuance costs.
Revolving Credit Facility. On March 31, 2017, Conn's, Inc. and certain of its subsidiaries (the "Borrowers") entered into a Third Amendment to the Third Amended and Restated Loan and Security Agreement, dated as of October 30, 2015, with certain lenders, which, as of April 30, 2018, provided for a $750.0 million asset-based revolving credit facility (the "revolving credit facility") under which credit availability is subject to a borrowing base. As of April 30, 2018, the revolving credit facility matured on October 30, 2019.
As of April 30, 2018, loans under the revolving credit facility bore interest, at our option, at a rate equal to LIBOR plus the applicable margin based on facility availability which specified a margin ranging from 2.75% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.75% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. As of April 30, 2018, we also paid an unused fee on the portion of the commitments that was available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the average outstanding balance and letters of

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

credit of the revolving credit facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the revolving credit facility was 7.4% for the three months ended April 30, 2018.
The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of April 30, 2018, we had immediately available borrowing capacity of $233.5 million under our revolving credit facility, net of standby letters of credit issued of $2.8 million. We also had $366.2 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and total eligible inventory balances.
The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may make dividends and distributions to the Company and other obligors under the revolving credit facility without restriction. As of April 30, 2018, we were restricted from making distributions, including repayments of the Senior Notes or other distributions, in excess of $64.7 million as a result of the revolving credit facility distribution restrictions. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.
Debt Covenants. We were in compliance with our debt covenants, as amended, at April 30, 2018. A summary of the significant financial covenants that govern our revolving credit facility, as amended, compared to our actual compliance status at April 30, 2018 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio must equal or exceed minimum	2.86:1.00	1.25:1.00
Leverage Ratio must not exceed maximum	2.14:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.20:1.00	2.00:1.00
Cash Recovery Percent must exceed stated amount	5.51%	4.45%
Capital Expenditures, net, must not exceed maximum	$11.5 million	$75.0 million
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
6.     Contingencies
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
On June 30, 2015, the Court held a hearing on the defendants' motion to dismiss plaintiffs' complaint. At the hearing, the Court dismissed Brian Taylor, a former executive officer, and certain other aspects of the complaint. The Court ordered the plaintiffs to further amend their complaint in accordance with its ruling, and the plaintiffs filed their Fourth Consolidated Amended Complaint on July 21, 2015. The remaining defendants filed a motion to dismiss on August 28, 2015. The defendant's motion to dismiss was fully briefed and the Court held a hearing on defendants' motion on March 25, 2016 and on May 5, 2016, the Court issued a ruling that dismissed 78 of 91 alleged misstatements. The parties have submitted their respective briefs in support of, and in opposition to, class certification, and also engaged in discovery pursuant to the Court’s scheduling order. In late June 2017, the Court granted the plaintiffs’ motion for class certification, and shortly thereafter, Defendants filed a petition for permission to appeal to the United States Fifth Circuit Court of Appeals (the "Fifth Circuit"). The Fifth Circuit granted leave to appeal on August 21, 2017. Briefing on the appeal is complete. While the Fifth Circuit initially scheduled oral arguments on the appeal for May 2, 2018, the parties

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsequently asked to postpone oral arguments. The Fifth Circuit has not set a new date for oral arguments. Trial is scheduled for October 2018.
On April 2, 2018, MicroCapital Fund, LP, MicroCapital Fund Ltd, and MicroCapital LLC filed a lawsuit (the “MicroCapital Lawsuit”) against us and certain of our former executive officers in the United States District Court for the Southern District of Texas, Cause No. 4:18-CV-01020 (the "MicroCapital Action").  The plaintiffs in this action allege that the defendants made false and misleading statements or failed to disclose material facts about our credit and underwriting practices, accounting and internal controls.  Plaintiffs allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, Texas and Connecticut common law fraud, and Texas common law negligent misrepresentation against all defendants; as well as section 20A of the Securities Exchange Act of 1934; and Connecticut common law negligent misrepresentation against certain defendants arising from plaintiffs’ purchase of Conn’s, Inc. securities between April 3, 2013 and February 20, 2014.  The complaint does not specify the amount of damages sought.
On April 27, 2018, the plaintiffs in the MicroCapital Action filed a motion for a ruling that discovery can proceed and a request for a Rule 16 conference. We filed a response in opposition with as a cross-motion to stay this action in its entirety on May 18, 2018. The deadline to move to dismiss or otherwise respond to the complaint in the MicroCapital Action is set for July 20, 2018.
We intend to vigorously defend our interests in the Consolidated Securities Action and to vigorously defend against the claims in the MicroCapital Action. It is not possible at this time to predict the timing or outcome of any of this litigation, and we cannot reasonably estimate the possible loss or range of possible loss from these claims.
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
The Court previously approved a stipulation among the parties to stay the action pending resolution of the motion for class certification in the Consolidated Securities Action. The parties have agreed to continue the stay pending a resolution of the Fifth Circuit appeal of class certification and, at this time, the Court has agreed to continue the stay.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
7.     Variable Interest Entities
In fiscal years 2018 and 2017, we securitized customer accounts receivables by transferring the receivables to various bankruptcy-remote VIEs. Under the terms of the respective securitization transactions, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of the asset-backed notes, and then to the residual equity holder. We retain the servicing of the securitized portfolio and receive a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables, and we currently hold all of the residual equity. In addition, we, rather than the VIEs, will retain certain credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charge-offs of the securitized receivables, which will continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as we consolidate the VIEs.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn's, Inc.):

(in thousands)	April 30, 2018	January 31, 2018
Assets:
Restricted cash	$75,174	$85,322
Due from Conn's, Inc., net	7,051	15,212
Customer accounts receivable:
Customer accounts receivable	750,425	987,418
Restructured accounts	119,448	97,967
Allowance for uncollectible accounts	(127,485)	(143,115)
Allowances for no-interest option credit programs	(14,645)	(18,228)
Deferred fees and origination costs	(6,851)	(9,332)
Total customer accounts receivable, net	720,892	914,710
Total assets	$803,117	$1,015,244
Liabilities:
Accrued expenses	$5,236	$6,723
Other liabilities	8,344	10,639
Current maturities of long-term debt:
Warehouse Notes	22,321	—
Deferred debt issuance costs	(236)	—
	22,085	—
Long-term debt:
2016-B Class B Notes	—	73,589
2017-A Class A Notes	4,171	59,794
2017-A Class B Notes	106,270	106,270
2017-A Class C Notes	50,340	50,340
2017-B Class A Notes	188,997	292,663
2017-B Class B Notes	132,180	132,180
2017-B Class C Notes	78,640	78,640
	560,598	793,476
Less: deferred debt issuance costs	(3,626)	(5,497)
Total long-term debt	556,972	787,979
Total liabilities	$592,637	$805,341
The assets of the VIEs serve as collateral for the obligations of the VIEs. The holders of the asset-backed notes have no recourse to assets outside of the respective VIEs.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Segment Reporting
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
We evaluate a segment’s performance based upon operating income before taxes. Selling, general and administrative expenses include the direct expenses of the retail and credit operations, allocated corporate overhead expenses, and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment, which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% times the average portfolio balance for each applicable period.
As of April 30, 2018, we operated retail stores in 14 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.
Financial information by segment is presented in the following tables:

	Three Months Ended April 30, 2018			Three Months Ended April 30, 2017
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$97,020	$—	$97,020	$94,443	$—	$94,443
Home appliance	78,023	—	78,023	80,122	—	80,122
Consumer electronic	52,302	—	52,302	55,753	—	55,753
Home office	18,310	—	18,310	16,788	—	16,788
Other	3,659	—	3,659	4,256	—	4,256
Product sales	249,314	—	249,314	251,362	—	251,362
Repair service agreement commissions	22,863	—	22,863	24,696	—	24,696
Service revenues	3,579	—	3,579	3,227	—	3,227
Total net sales	275,756	—	275,756	279,285	—	279,285
Finance charges and other revenues	14	82,617	82,631	80	76,461	76,541
Total revenues	275,770	82,617	358,387	279,365	76,461	355,826
Costs and expenses:
Cost of goods sold	166,589	—	166,589	171,950	—	171,950
Selling, general and administrative expenses (1)	77,752	37,126	114,878	73,947	32,590	106,537
Provision for bad debts	260	43,896	44,156	230	55,700	55,930
Charges and credits	—	—	—	1,227	—	1,227
Total costs and expense	244,601	81,022	325,623	247,354	88,290	335,644
Operating income (loss)	31,169	1,595	32,764	32,011	(11,829)	20,182
Interest expense	—	16,820	16,820	—	24,008	24,008
Loss on extinguishment of debt	—	406	406	—	349	349
Income (loss) before income taxes	$31,169	$(15,631)	$15,538	$32,011	$(36,186)	$(4,175)

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
For the three months ended April 30, 2018 and 2017, the amount of corporate overhead allocated to each segment reflected in selling, general and administrative expense was $8.4 million and $6.4 million, respectively. For the three months ended April 30, 2018 and 2017, the amount of reimbursement made to the retail segment by the credit segment was $9.4 million and $9.4 million, respectively.

9.	Guarantor Financial Information
Conn's, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. The Senior Notes, which were issued by Conn's, Inc., are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Guarantors. As of April 30, 2018 and January 31, 2018 the direct or indirect subsidiaries of Conn's, Inc. that were not Guarantors (the "Non-Guarantor Subsidiaries") were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn's, Inc. in the form of dividends or distributions.
The following financial information presents the Condensed Consolidated Balance Sheet, statement of operations, and statement of cash flows for Conn's, Inc. (the issuer of the Senior Notes), the Guarantors, and the Non-Guarantor Subsidiaries, together with certain eliminations. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and operations. The consolidated financial information includes financial data for:
(i) Conn’s, Inc. (on a parent-only basis),
(ii) Guarantors,
(iii) Non-Guarantor Subsidiaries, and
(iv) the parent company and the subsidiaries on a consolidated basis at April 30, 2018 and January 31, 2018 (after the elimination of intercompany balances and transactions).

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of April 30, 2018

(in thousands)	Conn's, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6,190	$—	$—	$6,190
Restricted cash	—	1,550	75,174	—	76,724
Customer accounts receivable, net of allowances	—	226,307	391,853	—	618,160
Other accounts receivable	—	73,543	—	—	73,543
Inventories	—	190,312	—	—	190,312
Other current assets	—	20,108	7,051	(10,875)	16,284
Total current assets	—	518,010	474,078	(10,875)	981,213
Investment in and advances to subsidiaries	753,815	210,480	—	(964,295)	—
Long-term portion of customer accounts receivable, net of allowances	—	306,469	329,039	—	635,508
Property and equipment, net	—	141,314	—	—	141,314
Deferred income taxes	22,052	—	—	—	22,052
Other assets	—	4,662	—	—	4,662
Total assets	$775,867	$1,180,935	$803,117	$(975,170)	$1,784,749
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of debt and capital lease obligations	$—	$1,095	$22,085	$—	$23,180
Accounts payable	—	82,362	—	—	82,362
Accrued expenses	4,800	60,859	5,236	(3,824)	67,071
Other current liabilities	—	24,933	3,479	(7,051)	21,361
Total current liabilities	4,800	169,249	30,800	(10,875)	193,974
Deferred rent	—	85,729	—	—	85,729
Long-term debt and capital lease obligations	221,412	151,151	556,972	—	929,535
Other long-term liabilities	—	20,991	4,865	—	25,856
Total liabilities	226,212	427,120	592,637	(10,875)	1,235,094
Total stockholders' equity	549,655	753,815	210,480	(964,295)	549,655
Total liabilities and stockholders' equity	$775,867	$1,180,935	$803,117	$(975,170)	$1,784,749
Deferred income taxes related to tax attributes of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries are reflected under Conn's, Inc.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of January 31, 2018

(in thousands)	Conn's, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$9,286	$—	$—	$9,286
Restricted cash	—	1,550	85,322	—	86,872
Customer accounts receivable, net of allowances	—	177,117	459,708	—	636,825
Other accounts receivable	—	71,186	—	—	71,186
Inventories	—	211,894	—	—	211,894
Other current assets	—	68,621	15,212	(19,879)	63,954
Total current assets	—	539,654	560,242	(19,879)	1,080,017
Investment in and advances to subsidiaries	735,272	209,903	—	(945,175)	—
Long-term portion of customer accounts receivable, net of allowances	—	195,606	455,002	—	650,608
Property and equipment, net	—	143,152	—	—	143,152
Deferred income taxes	21,565	—	—	—	21,565
Other assets	—	5,457	—	—	5,457
Total assets	$756,837	$1,093,772	$1,015,244	$(965,054)	$1,900,799
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$—	$907	$—	$—	$907
Accounts payable	—	71,617	—	—	71,617
Accrued expenses	686	66,370	6,723	(4,667)	69,112
Other current liabilities	—	32,685	5,002	(15,212)	22,475
Total current liabilities	686	171,579	11,725	(19,879)	164,111
Deferred rent	—	87,003	—	—	87,003
Long-term debt and capital lease obligations	221,083	81,043	787,979	—	1,090,105
Other long-term liabilities	—	18,875	5,637	—	24,512
Total liabilities	221,769	358,500	805,341	(19,879)	1,365,731
Total stockholders' equity	535,068	735,272	209,903	(945,175)	535,068
Total liabilities and stockholders' equity	$756,837	$1,093,772	$1,015,244	$(965,054)	$1,900,799
Deferred income taxes related to tax attributes of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries are reflected under Conn's, Inc.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Operations for the three months ended April 30, 2018

(in thousands)	Conn's, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$275,756	$—	$—	$275,756
Finance charges and other revenues	—	45,655	36,976	—	82,631
Servicing fee revenue	—	16,746	—	(16,746)	—
Total revenues	—	338,157	36,976	(16,746)	358,387
Costs and expenses:
Cost of goods sold	—	166,589	—	—	166,589
Selling, general and administrative expense	—	119,793	11,831	(16,746)	114,878
Provision for bad debts	—	7,008	37,148	—	44,156
Total costs and expenses	—	293,390	48,979	(16,746)	325,623
Operating income (loss)	—	44,767	(12,003)	—	32,764
Interest expense	4,443	3,033	9,344	—	16,820
Loss on extinguishment of debt	—	—	406	—	406
Income (loss) before income taxes	(4,443)	41,734	(21,753)	—	15,538
Provision (benefit) for income taxes	(802)	7,537	(3,929)	—	2,806
Net income (loss)	(3,641)	34,197	(17,824)	—	12,732
Income (loss) from consolidated subsidiaries	16,373	(17,824)	—	1,451	—
Consolidated net income (loss)	$12,732	$16,373	$(17,824)	$1,451	$12,732
Condensed Consolidated Statement of Operations for the three months ended April 30, 2017

(in thousands)	Conn's, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$279,285	$—	$—	$279,285
Finance charges and other revenues	—	36,798	39,743	—	76,541
Servicing fee revenue	—	15,184	—	(15,184)	—
Total revenues	—	331,267	39,743	(15,184)	355,826
Costs and expenses:
Cost of goods sold	—	171,950	—	—	171,950
Selling, general and administrative expense	—	106,233	15,488	(15,184)	106,537
Provision for bad debts	—	(5,433)	61,363	—	55,930
Charges and credits	—	1,227	—	—	1,227
Total costs and expenses	—	273,977	76,851	(15,184)	335,644
Operating income (loss)	—	57,290	(37,108)	—	20,182
Interest expense	4,443	1,778	17,787	—	24,008
Loss on extinguishment of debt	—	349	—	—	349
Income (loss) before income taxes	(4,443)	55,163	(54,895)	—	(4,175)
Provision (benefit) for income taxes	(1,698)	21,078	(20,975)	—	(1,595)
Net income (loss)	(2,745)	34,085	(33,920)	—	(2,580)
Income (loss) from consolidated subsidiaries	165	(33,920)	—	33,755	—
Consolidated net income (loss)	$(2,580)	$165	$(33,920)	$33,755	$(2,580)

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the three months ended April 30, 2018

(in thousands)	Conn's, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(267)	$(14,194)	$149,800	$—	$135,339
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(50,774)	50,774	—
Sale of customer accounts receivables	—	—	50,774	(50,774)	—
Purchase of property and equipment	—	(6,169)	—	—	(6,169)
Net cash used in investing activities	—	(6,169)	—	—	(6,169)
Cash flows from financing activities:
Payments on asset-backed notes	—	(50,847)	(181,737)	—	(232,584)
Borrowings from revolving credit facility	—	393,158	—	—	393,158
Payments on revolving credit facility	—	(322,608)	—	—	(322,608)
Borrowings from warehouse facility	—	—	52,226	—	52,226
Payments of debt issuance costs and amendment fees	—	(1)	(532)	—	(533)
Payments on warehouse facility	—	—	(29,905)	—	(29,905)
Proceeds from stock issued under employee benefit plans	267	—	—	—	267
Tax payments associated with equity-based compensation transactions	—	(1,888)	—	—	(1,888)
Payments from extinguishment of debt	—	(294)	—	—	(294)
Other	—	(253)	—	—	(253)
Net cash provided by (used in) financing activities	267	17,267	(159,948)	—	(142,414)
Net change in cash, cash equivalents and restricted cash	—	(3,096)	(10,148)	—	(13,244)
Cash, cash equivalents and restricted cash, beginning of period	—	10,836	85,322	—	96,158
Cash, cash equivalents and restricted cash, end of period	$—	$7,740	$75,174	$—	$82,914

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the three months ended April 30, 2017

(in thousands)	Conn's, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(256)	$(192,236)	$283,256	$—	$90,764
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(466,056)	466,056	—
Sale of customer accounts receivables	—	466,056	—	(466,056)	—
Purchase of property and equipment	—	(4,286)	—	—	(4,286)
Net cash provided by (used in) investing activities	—	461,770	(466,056)	—	(4,286)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	469,814	—	469,814
Payments on asset-backed notes	—	—	(232,931)	—	(232,931)
Borrowings from revolving credit facility	—	265,935	—	—	265,935
Payments on revolving credit facility	—	(443,435)	—	—	(443,435)
Payments of debt issuance costs and amendment fees	—	(2,865)	(4,740)	—	(7,605)
Proceeds from stock issued under employee benefit plans	256	—	—	—	256
Other		84	—	—	84
Net cash provided by (used in) financing activities	256	(180,281)	232,143	—	52,118
Net change in cash, cash equivalents and restricted cash	—	89,253	49,343	—	138,596
Cash, cash equivalents and restricted cash, beginning of period	—	23,566	110,698	—	134,264
Cash, cash equivalents and restricted cash, end of period	$—	$112,819	$160,041	$—	$272,860

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     Subsequent Events
On May 23, 2018, the Company and certain of its subsidiaries amended the revolving credit facility by entering into a Fourth Amended and Restated Loan and Security Agreement with certain lenders. The amended revolving credit facility (a) provided for a reduction in the aggregate commitments from $750 million to $650 million; (b) extended the maturity date to May 23, 2022, (c) modified the method by which the applicable margin is calculated to be based on the total leverage ratio, with the applicable margin ranging from 2.50% to 3.25% for LIBOR loans and from 1.50% to 2.25% for base rate loans, (d) eliminated a $10 million availability block in calculating the borrowing base, (e) increased the maximum accounts receivable advance rate from 75% to 80%, (f) decreased the maximum unused line fee from 75 basis points to 50 basis points, (g) eliminated the cash recovery covenant, (h) modified the maximum inventory component of the borrowing base from $175 million to 33.33% of revolving loan commitments in effect, (i) modified the interest coverage covenant such that the minimum interest coverage on a trailing two quarter basis is 1.5x and the minimum interest coverage during any single quarter is 1.0x, (j) increased the maximum capital expenditures from $75 million to $100 million during any period of four consecutive fiscal quarters and (k) modified the ability of the Company to effect future securitizations of its customer receivables portfolio, including adding the ability of the Company to enter into revolving ABS transactions.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "predict," "will," "potential," or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets; and other risks detailed in Part I, Item 1A, Risk Factors, in our 2018 Form 10-K and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
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
Executive Summary
Total revenues increased to $358.4 million for the three months ended April 30, 2018 compared to $355.8 million for the three months ended April 30, 2017. Retail revenues decreased to $275.8 million for the three months ended April 30, 2018 from $279.4 million for the three months ended April 30, 2017. The decrease in retail revenue was primarily driven by a decrease in same store sales of 3.5%, partially offset by new store growth. Credit revenue increased to $82.6 million for the three months ended April 30, 2018 from $76.5 million for the three months ended April 30, 2017. The increase in credit revenue resulted from the origination of our higher-yielding direct loan product, which resulted in an increase in the portfolio yield rate to 20.8% from 18.2% offset by a 0.3% decrease in the average balance of the customer receivable portfolio.
Retail gross margin for the three months ended April 30, 2018 was 39.6%, an increase of 120 basis points from the 38.4% reported in the three months ended April 30, 2017. The increase in retail gross margin was driven by improved product margins in almost all product categories and favorable product mix offset by a decrease in repair service commissions.
Selling, general and administrative expenses ("SG&A") for the three months ended April 30, 2018 was $114.9 million, an increase of $8.3 million, or 7.8%, over the three months ended April 30, 2017. The SG&A increase in the retail segment was primarily due to an increase in new store occupancy costs, an increase in compensation costs and an increase in the corporate overhead allocation, offset by a decrease in advertising expense. The SG&A increase in the credit segment was primarily due to an increase in compensation costs, third-party legal expenses related to bankruptcy collection efforts and an increase in the corporate overhead allocation. The increase in the corporate overhead allocation made to each of the segments was driven by investments we are making in information technology, other personnel to support long-term performance improvement initiatives and an increase in accrued incentive compensation.
Provision for bad debts for the three months ended April 30, 2018 was $44.2 million, a decrease of $11.8 million from the comparable prior-year period. The decrease was primarily driven by a reduction in net charge-offs of $13.8 million during the three months ended April 30, 2018 compared to the three months ended April 30, 2017, partially offset by a smaller reduction in the allowance for doubtful accounts during the three months ended April 30, 2018 compared to the three months ended April 30, 2017.
Interest expense decreased to $16.8 million for the three months ended April 30, 2018, compared to $24.0 million for the three months ended April 30, 2017, primarily reflecting a decrease in our cost of borrowing as a result of lower pricing on our securitization transactions coupled with a lower average outstanding balance of debt.
Net income for the three months ended April 30, 2018 was $12.7 million or $0.39 per diluted share, which included net pre-tax charges of $0.4 million, or $0.01 per diluted share, related to the loss on extinguishment of debt from the retirement of our 2016-B Redeemed Notes. This compares to a net loss for the three months ended April 30, 2017 of $2.6 million, or $0.08 per diluted share, which included net pre-tax charges of $1.6 million, or $0.03 per diluted share, primarily related to exit costs associated with reducing the square footage of a distribution center and the loss on extinguishment of debt related to the amendment of our revolving loan facility.
Company Initiatives
In the first quarter of fiscal year 2019, we maintained our focus on enhancing our credit platform to support the pursuit of our long-term growth objectives.  Our credit segment continued to improve, reflecting the higher yield we earn on our direct loan product, more sophisticated underwriting, which has led to lower delinquency rates and losses, and better execution and performance in the capital markets, which has led to lower cost of funds.  We continue to see the benefit in our credit operations from the structural changes we have made to increase yield, reduce losses and improve overall credit performance.  Retail operating margins remained strong, demonstrating our differentiated business model, improved product mix, and emphasis on disciplined cost management.  We delivered the following financial and operational results in the first quarter of fiscal year 2019:

•	Posted our fourth consecutive quarter of profitability, driven by a 60% increase in operating income compared to the first quarter of fiscal year 2018;

•
Delivered record first quarter retail gross margin of 39.6%, an increase of 120 basis points compared to 38.4% in the first quarter of fiscal year 2018, driven primarily by improved product margins, favorable product mix and continued focus on increasing efficiencies;

•	Delivered record quarterly yield on our customer receivables portfolio of 20.8% as a result of the continued seasoning of loans originated under our higher-yielding direct loan program;

•	Reported net charge-offs of 12.1%, the lowest rate in ten quarters, compared to 15.7% for the first quarter of fiscal year 2018;

•	Reduced, year-over-year, the balance of accounts 60 days past due as a percentage of the customer receivables portfolio to 9.5% at April 30, 2018 from 9.8% at April 30, 2017;

•
Realized a reduction in interest expense as a result of our deleveraging efforts combined with the continued successful execution of our asset-backed securitization program, which led to a 30% reduction in interest expense compared to the first quarter of fiscal year 2018; and

•
Increased sales purchased through the lease-to-own product offered through Progressive Leasing (“Progressive”), which we offer to our customers who do not qualify for our proprietary credit programs, to 7.5%, from 3.8% in the second quarter of fiscal year 2018, the quarter in which we made our transition to Progressive.

We believe that we have laid the foundation to execute our long-term growth strategy and prudently manage financial and operational risk while maximizing shareholder value. We have identified the following strategic priorities for fiscal year 2019:

•	Increase net income by improving performance across our core operational and financial metrics: same store sales, retail margin, portfolio yield, charge-off rate, and interest expense;

•	Open five to nine new stores in our current geographic footprint to leverage our existing infrastructure, two of which were successfully opened in the first quarter of fiscal year 2019;

•	Increase interest income on our loan portfolio by continuing to originate higher-yielding loans;

•	Continue to refine and enhance our underwriting platform;

•	Reduce our interest expense despite a rising rate environment;

•	Optimize our mix of quality, branded products and gain efficiencies in our warehouse, delivery and transportation operations to increase our retail gross margin;

•	Continue to grow our lease-to-own sales; and

•	Maintain disciplined oversight of our selling, general and administrative expenses.
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
Results of Operations
The following tables present certain financial and other information, on a consolidated basis:

Consolidated:	Three Months Ended April 30,
(in thousands)	2018	2017	Change
Revenues:
Total net sales	$275,756	$279,285	$(3,529)
Finance charges and other revenues	82,631	76,541	6,090
Total revenues	358,387	355,826	2,561
Costs and expenses:
Cost of goods sold	166,589	171,950	(5,361)
Selling, general and administrative expenses	114,878	106,537	8,341
Provision for bad debts	44,156	55,930	(11,774)
Charges and credits	—	1,227	(1,227)
Total costs and expenses	325,623	335,644	(10,021)
Operating income	32,764	20,182	12,582
Interest expense	16,820	24,008	(7,188)
Loss on extinguishment of debt	406	349	57
Income (loss) before income taxes	15,538	(4,175)	19,713
Provision (benefit) for income taxes	2,806	(1,595)	4,401
Net income (loss)	$12,732	$(2,580)	$15,312
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
The following table represents total revenues, costs and expenses, operating income and income before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended April 30,
(in thousands)	2018	2017	Change
Revenues:
Product sales	$249,314	$251,362	$(2,048)
Repair service agreement commissions	22,863	24,696	(1,833)
Service revenues	3,579	3,227	352
Total net sales	275,756	279,285	(3,529)
Other revenues	14	80	(66)
Total revenues	275,770	279,365	(3,595)
Costs and expenses:
Cost of goods sold	166,589	171,950	(5,361)
Selling, general and administrative expenses (1)	77,752	73,947	3,805
Provision for bad debts	260	230	30
Charges and credits	—	1,227	(1,227)
Total costs and expenses	244,601	247,354	(2,753)
Operating income	$31,169	$32,011	$(842)
Number of stores:
Beginning of period	116	113
Opened	2	2
End of period	118	115

Credit Segment:	Three Months Ended April 30,
(in thousands)	2018	2017	Change
Revenues:
Finance charges and other revenues	$82,617	$76,461	$6,156
Costs and expenses:
Selling, general and administrative expenses (1)	37,126	32,590	4,536
Provision for bad debts	43,896	55,700	(11,804)
Total cost and expenses	81,022	88,290	(7,268)
Operating income (loss)	1,595	(11,829)	13,424
Interest expense	16,820	24,008	(7,188)
Loss on extinguishment of debt	406	349	57
Loss before income taxes	$(15,631)	$(36,186)	$20,555

(1)
For the three months ended April 30, 2018 and 2017, the amount of corporate overhead allocated to each segment was $8.4 million and $6.4 million, respectively. For the three months ended April 30, 2018 and 2017, the amount of reimbursements made to the retail segment by the credit segment were $9.4 million and $9.4 million, respectively.

Three months ended April 30, 2018 compared to three months ended April 30, 2017
Revenues
The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended April 30,					%	Same Store
(dollars in thousands)	2018	% of Total	2017	% of Total	Change	Change	% Change
Furniture and mattress (1)	$97,020	35.2%	$94,443	33.8%	$2,577	2.7%	(2.9)%
Home appliance	78,023	28.3	80,122	28.7	(2,099)	(2.6)	(4.5)
Consumer electronics (1)	52,302	19.0	55,753	20.0	(3,451)	(6.2)	(4.5)
Home office (1)	18,310	6.6	16,788	6.0	1,522	9.1	12.8
Other	3,659	1.3	4,256	1.5	(597)	(14.0)	(17.3)
Product sales	249,314	90.4	251,362	90.0	(2,048)	(0.8)	(3.0)
Repair service agreement commissions	22,863	8.3	24,696	8.8	(1,833)	(7.4)	(7.1)
Service revenues	3,579	1.3	3,227	1.2	352	10.9
Total net sales	$275,756	100.0%	$279,285	100.0%	$(3,529)	(1.3)%	(3.5)%

(1)
During the three months ended July 31, 2017, we reclassified certain products from the consumer electronics and home office product categories into the furniture and mattress product category. Net sales of these products reflected in the consumer electronics and home office product categories for the three months ended April 30, 2017 were $2.8 million and $0.8 million, respectively. The change in same store sales reflects the current product classification for both periods presented.

The following provides a summary of the same store sales performance of our product categories during the three months ended April 30, 2018 as compared to the three months ended April 30, 2017:

•	Furniture unit volume decreased 9.9%, partially offset by a 6.4% increase in average selling price;

•	Mattress unit volume decreased 7.5%, partially offset by a 9.2% increase in average selling price;

•	Home appliance unit volume decreased 6.1%, partially offset by a 1.8% increase in average selling price;

•	Consumer electronic unit volume decreased 4.4% and average sales price decreased 0.1%; and

•	Home office unit volume increased 40.9%, partially offset by a 20.0% decrease in average selling price.
The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended April 30,
(in thousands)	2018	2017	Change
Interest income and fees	$76,346	$67,131	$9,215
Insurance income	6,271	9,330	(3,059)
Other revenues	14	80	(66)
Finance charges and other revenues	$82,631	$76,541	$6,090
The increase in interest income and fees was due to a yield rate of 20.8% during the three months ended April 30, 2018, 260 basis points higher than the three months ended April 30, 2017, partially offset by a decline of 0.3% in the average balance of the customer receivable portfolio. Insurance income decreased over the prior year period primarily due to a decrease in retrospective income as a result of higher claim volumes related to Hurricane Harvey.

The following table provides key portfolio performance information:

	Three Months Ended April 30,
(dollars in thousands)	2018	2017	Change
Interest income and fees	$76,346	$67,131	$9,215
Net charge-offs	(45,450)	(59,248)	13,798
Interest expense	(16,820)	(24,008)	7,188
Net portfolio income (loss)	$14,076	$(16,125)	$30,201
Average portfolio balance	$1,506,783	$1,511,834	$(5,051)
Interest income and fee yield (annualized)	20.8%	18.2%
Net charge-off % (annualized)	12.1%	15.7%
Retail Gross Margin

	Three Months Ended April 30,
(dollars in thousands)	2018	2017	Change
Retail total net sales	$275,756	$279,285	$(3,529)
Cost of goods sold	166,589	171,950	(5,361)
Retail gross margin	$109,167	$107,335	$1,832
Retail gross margin percentage	39.6%	38.4%
The increase in retail gross margin was driven by improved product margins in almost all product categories and favorable product mix offset by a decrease in repair service commissions.
Selling, General and Administrative Expenses

	Three Months Ended April 30,
(dollars in thousands)	2018	2017	Change
Selling, general and administrative expenses:
Retail segment	$77,752	$73,947	$3,805
Credit segment	37,126	32,590	4,536
Selling, general and administrative expenses - Consolidated	$114,878	$106,537	$8,341
Selling, general and administrative expenses as a percent of total revenues	32.1%	29.9%
The SG&A increase in the retail segment was primarily due to an increase in new store occupancy costs, an increase in compensation costs and an increase in the corporate overhead allocation, offset by a decrease in advertising expense. The SG&A increase in the credit segment was primarily due to an increase in compensation costs, legal expenses and an increase in the corporate overhead allocation. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the three months ended April 30, 2018 increased 130 basis points as compared to the three months ended April 30, 2017. The increase in the corporate overhead allocation made to each of the segments was driven by investments we are making in information technology and other personnel to support long-term performance improvement initiatives.

Provision for Bad Debts

	Three Months Ended April 30,
(dollars in thousands)	2018	2017	Change
Provision for bad debts:
Retail segment	$260	$230	$30
Credit segment	43,896	55,700	(11,804)
Provision for bad debts - Consolidated	$44,156	$55,930	$(11,774)
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	11.7%	14.7%
The provision for bad debts decreased by $11.8 million for the three months ended April 30, 2018 as compared to the three months ended April 30, 2017. The decrease was primarily driven by a reduction in net charge-offs of $13.8 million during the three months ended April 30, 2018 compared to the three months ended April 30, 2017, partially offset by a smaller reduction in the allowance for doubtful accounts during the three months ended April 30, 2018 compared to the three months ended April 30, 2017.
Charges and Credits

	Three Months Ended April 30,
(in thousands)	2018	2017	Change
Store and facility closure costs	$—	$1,227	$(1,227)
	$—	$1,227	$(1,227)
During the three months ended April 30, 2017, we incurred exit costs associated with reducing the square footage of a distribution center.
Interest Expense
For the three months ended April 30, 2018, net interest expense decreased by $7.2 million from the prior year comparative period primarily reflecting a decrease in our cost of borrowing as a result of lower pricing on our securitization transactions coupled with a lower average outstanding balance of debt.
Loss on Extinguishment of Debt
During the three months ended April 30, 2018, we recorded a $0.4 million loss on extinguishment of debt related to the retirement of our 2016-B Redeemed Notes. During the three months ended April 30, 2017, we wrote-off $0.3 million of debt issuance costs related to an amendment to our revolving credit facility for lenders that did not continue to participate.
Provision (Benefit) for Income Taxes

	Three Months Ended April 30,
(dollars in thousands)	2018	2017	Change
Provision (benefit) for income taxes	$2,806	$(1,595)	$4,401
Effective tax rate	18.1%	38.2%
The increase in income tax expense for the three months ended April 30, 2018 compared to the three months ended April 30, 2018 was primarily driven by an increase in taxable income offset by a decrease in our effective tax rate pursuant to The Tax Act, which reduced the federal statutory income tax rate from 35% to 21%, and a $0.7 million tax benefit related to the vesting of equity compensation.
Customer Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate of between 18% and 30%. During the third quarter of fiscal year 2017, we implemented our direct consumer loan program across all Texas locations. During the first quarter of fiscal year 2018, we implemented our direct consumer loan program in all Louisiana locations. During the third quarter of fiscal year 2018, we implemented our direct consumer loan program in all Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represented approximately 78% of our originations during the three months ended April 30, 2018, which, under our previous offerings, had a maximum equivalent interest rate of approximately 21%, compared to an interest rate of up to 27% in Oklahoma and up to 30% in Texas, Louisiana and Tennessee under our new direct consumer loan programs. In states where regulations do not generally limit the interest rate charged, we increased our rates in the third quarter of fiscal year 2017 to 29.99%. These states represented 11% of our originations during the three months ended April 30, 2018.
We offer customers a 12-month no-interest option finance program. If the customer is delinquent in making a scheduled monthly payment or does not repay the principal in full by the end of the no-interest option program period (grace periods are provided), the account does not qualify for the no-interest provision and none of the interest earned is waived.
We regularly extend or "re-age" a portion of our delinquent customer accounts as a part of our normal collection procedures to protect our investment. Generally, extensions are granted to customers who have experienced a financial difficulty (such as the temporary loss of employment), which is subsequently resolved, and when the customer indicates a willingness and ability to resume making monthly payments. These re-ages involve modifying the payment terms to defer a portion of the cash payments currently required of the debtor to help the debtor improve his or her financial condition and eventually be able to pay the account balance. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. We may also charge the customer an extension fee, which approximates the interest owed for the time period the contract was past due. Our re-age programs consist of extensions and two payment updates, which include unilateral extensions to customers who make two full payments in three calendar months in certain states. Re-ages are not granted to debtors who demonstrate a lack of intent or ability to service the obligation or have reached our limits for account re-aging. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the interest rate or the total principal amount due from the customer but does reduce the monthly contractual payments and extends the term. Under these options, as with extensions, the customer must resolve the reason for delinquency and show a willingness and ability to resume making contractual monthly payments. The re-aged receivable balance as of April 30, 2018 includes $54.2 million in first time re-ages related to customers within FEMA-designated Hurricane Harvey disaster areas.
The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of April 30,
	2018	2017
Weighted average credit score of outstanding balances(1)	592	588
Average outstanding customer balance	$2,462	$2,360
Balances 60+ days past due as a percentage of total customer portfolio balance(2)	9.5%	9.8%
Re-aged balance as a percentage of total customer portfolio balance(2)(3)	24.5%	15.8%
Account balances re-aged more than six months (in thousands)	$79,906	$74,238
Allowance for bad debts as a percentage of total customer portfolio balance	13.7%	14.0%
Percent of total customer portfolio balance represented by no-interest option receivables	21.4%	26.0%

	Three Months Ended April 30,
	2018	2017
Total applications processed	283,486	290,327
Weighted average origination credit score of sales financed(1)	609	608
Percent of total applications approved and utilized	29.2%	31.1%
Average down payment	3.1%	3.7%
Average income of credit customer at origination	$43,800	$41,900
Percent of retail sales paid for by:
In-house financing, including down payment received	70.0%	70.5%
Third-party financing	14.9%	15.1%
Third-party lease-to-own option	7.5%	7.6%
	92.4%	93.2%

(1)	Credit scores exclude non-scored accounts.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(3)
The re-aged balance as a percentage of total customer portfolio as of April 30, 2018 includes $54.2 million, or 3.6%, in first time re-ages related to customers affected by Hurricane Harvey within FEMA-designated disaster areas.

Our customer portfolio balance and related allowance for uncollectible accounts are segregated between customer accounts receivable and restructured accounts. Customer accounts receivable include all accounts for which the payment term has not been cumulatively extended over three months or refinanced. Restructured accounts include all accounts for which payment term has been re-aged in excess of three months or refinanced.
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the outstanding portfolio balance decreased to 10.9% as of April 30, 2018 from 11.4% as of April 30, 2017. The percentage of non-restructured accounts greater than 60 days past due decreased 40 basis points over the prior year period to 7.9% as of April 30, 2018 from 8.3% as of April 30, 2017. The decrease in delinquency and changes in expectations for customer performance and cash recoveries on charged-off accounts are reflected in our loss projection models.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 36.3% as of April 30, 2018 as compared to 38.7% as of April 30, 2017. This 240 basis point decrease reflects the impact of improved delinquency rates.
The percent of bad debt charge-offs, net of recoveries, to average portfolio balance was 12.1% for the three months ended April 30, 2018 compared to 15.7% for the three months ended April 30, 2017. The decrease was primarily due to the seasoning of loans originated with tighter underwriting standards and improvements in recoveries due to enhancements in our collections program.
As of April 30, 2018 and 2017, balances under no-interest programs included within customer receivables were $319.8 million and $385.7 million, respectively.
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
Operating cash flows.  For the three months ended April 30, 2018, net cash provided by operating activities was $135.3 million compared to $90.8 million for the three months ended April 30, 2017. The increase in net cash provided by operating activities was primarily driven by an increase in cash provided by working capital due to the collection of an income tax receivable and an increase in net income when adjusted for non-cash activity.
Investing cash flows.  For the three months ended April 30, 2018, net cash used in investing activities was $6.2 million compared to $4.3 million for the three months ended April 30, 2017. The change was primarily the result of higher capital expenditures due to investments in new stores and technology investments we are making to support long-term growth.

Financing cash flows.  For the three months ended April 30, 2018, net cash used in financing activities was $142.4 million compared to net cash provided by financing activities of $52.1 million for the three months ended April 30, 2017. During the three months ended April 30, 2018, the issuance of additional funding under the Warehouse Notes resulted in net proceeds of $50.8 million, net of transaction costs and restricted cash. The proceeds from the Warehouse Notes were used to early retire our Series 2016-B Class B Notes (the "2016-B Redeemed Notes"). Cash collections from the securitized receivables were used to make payments on the asset-backed notes of approximately $262.5 million during the three months ended April 30, 2018 compared to approximately $232.9 million in the comparable prior year period. During the three months ended April 30, 2018, net borrowings under our revolving credit facility were $70.6 million compared to net payments of $177.5 million for the three months ended April 30, 2017. The change in activity on our revolving credit facility is due to the timing of our asset securitization transaction during the three months ended April 30, 2017, which was used to pay down our revolver balance. During the three months ended April 30, 2017, the 2017-A VIE issued asset-backed notes resulting in net proceeds to us of approximately $456.7 million, net of transaction costs and restricted cash held by the 2017-A VIE, which were used to pay down the entire balance on our revolving credit facility and for other general corporate purposes.
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
The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock ("restricted payments"); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations on restricted payments are only effective if one or more of the following occurred: (1) a default were to exist under the Indenture, (2) we could not satisfy a debt incurrence test, and (3) the aggregate amount of restricted payments were to exceed an amount tied to consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have had a leverage ratio, as defined under the Indenture, of less than or equal to 2.50 to 1.0. As a result of these exceptions, as of April 30, 2018, $183.5 million would have been free from the distribution restriction. However, as a result of the revolving credit facility distribution restrictions, which are further described below, we were restricted from making a distribution in respect of the Senior Notes in excess of $64.7 million as of April 30, 2018. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
Asset-backed Notes. During fiscal years 2018 and 2017 we securitized customer accounts receivables by transferring the receivables to various bankruptcy-remote VIEs. In turn, the VIEs issued asset-backed notes secured by the transferred customer accounts receivables and restricted cash held by the VIEs.
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

The asset-backed notes consist of the following:

Asset-Backed Notes	Original Principal Amount	Original Net Proceeds(1)	Current Principal Amount	Issuance Date	Maturity Date	Fixed Interest Rate	Effective Interest Rate(2)
2017-A Class A Notes	$313,220	$304,451	$4,171	4/19/2017	7/15/2019	2.73%	5.33%
2017-A Class B Notes	106,270	103,300	106,270	4/19/2017	2/15/2020	5.11%	5.73%
2017-A Class C Notes	50,340	48,919	50,340	4/19/2017	10/15/2021	7.40%	7.77%
2017-B Class A Notes	361,400	358,945	188,997	12/20/2017	7/15/2020	2.73%	4.95%
2017-B Class B Notes	132,180	131,281	132,180	12/20/2017	4/15/2021	4.52%	5.14%
2017-B Class C Notes	78,640	77,843	78,640	12/20/2017	11/15/2022	5.95%	6.29%
Warehouse Notes	52,226	50,774	22,321	2/15/2018	2/15/2019	Index + 2.75% (3)	7.72%
Total	$1,094,276	$1,075,513	$582,919

(1)	After giving effect to debt issuance costs and restricted cash held by the VIEs.

(2)	For the three months ended April 30, 2018, and inclusive of retrospective adjustments to deferred debt issuance costs based on changes in timing of actual and expected cash flows.

(3)	The rate on the Warehouse Notes is defined as the applicable index plus a 2.75% fixed margin.
On February 15, 2018, affiliates of the Company closed on a $52.2 million financing under a receivables warehouse financing transaction entered into on February 6, 2018 (the "Warehouse Notes"). The net proceeds of the Warehouse Notes were used to prepay in full the 2016-B Redeemed Notes that were still outstanding as of February 15, 2018.
On February 15, 2018, the Company completed the redemption of the 2016-B Redeemed Notes at an aggregate redemption price of $73.6 million (which was equal to the entire outstanding principal of, plus accrued interest and the call premiums on, the 2016-B Redeemed Notes). The net funds used to call the notes was $50.3 million, which is equal to the redemption price less adjustments of $23.3 million for funds held in reserve and collection accounts in accordance with the terms of the applicable indenture governing the 2016-B Redeemed Notes. The difference between the net proceeds of the Warehouse Notes and the carrying value of the 2016-B Redeemed Notes at redemption was used to fund fees, expenses and a reserve account related to the Warehouse facility. In connection with the early redemption of the 2016-B Redeemed Notes, we wrote-off $0.4 million of debt issuance costs.
Revolving Credit Facility. On March 31, 2017, Conn's, Inc. and certain of its subsidiaries (the "Borrowers") entered into a Third Amendment to the Third Amended and Restated Loan and Security Agreement, dated as of October 30, 2015, with certain lenders, which, as of April 30, 2018, provided for a $750.0 million asset-based revolving credit facility (the "revolving credit facility") under which credit availability is subject to a borrowing base. As of April 30, 2018, the revolving credit facility matured on October 30, 2019.
As of April 30, 2018, loans under the revolving credit facility bore interest, at our option, at a rate equal to LIBOR plus the applicable margin based on facility availability which specified a margin ranging from 2.75% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.75% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. As of April 30, 2018, we also paid an unused fee on the portion of the commitments that was available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.75% per annum, depending on the average outstanding balance and letters of credit of the revolving credit facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the revolving credit facility was 7.4% for the three months ended April 30, 2018.
The revolving credit facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the revolving credit facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of April 30, 2018, we had immediately available borrowing capacity of $233.5 million under our revolving credit facility, net of standby letters of credit issued of $2.8 million. We also had $366.2 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances.
The revolving credit facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The revolving credit facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may make dividends and distributions to the Company and other obligors under the revolving credit facility without restriction. As of April 30, 2018, we were restricted from making distributions, including repayments of the Senior Notes or other distributions, in excess of $64.7 million as a result of the revolving credit facility distribution restrictions. The revolving credit facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the revolving credit facility.
Debt Covenants. We were in compliance with our debt covenants at April 30, 2018. A summary of the significant financial covenants that govern our revolving credit facility, as amended, compared to our actual compliance status at April 30, 2018 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio must equal or exceed minimum	2.86:1.00	1.25:1.00
Leverage Ratio must not exceed maximum	2.14:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.20:1.00	2.00:1.00
Cash Recovery Percent must exceed stated amount	5.51%	4.45%
Capital Expenditures, net, must not exceed maximum	$11.5 million	$75.0 million
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
Capital Expenditures.  We lease the majority of our stores under operating leases, and our plans for future store locations anticipate operating leases under existing GAAP, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.3 million and $1.5 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.5 million and $1.0 million per store remodel (before tenant improvement allowances), depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include "sale-leaseback" or direct "purchase-lease" programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened two new stores during the first quarter of fiscal year 2019, and currently plan to open a total of five to nine new stores during fiscal year 2019. Additionally, we plan to upgrade several of our facilities and continue to enhance our IT systems during fiscal year 2019. Our anticipated capital expenditures for the remainder of the fiscal year 2019 are between $25 and $30 million.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. As of April 30, 2018, beyond cash generated from operations we had (i) immediately available borrowing capacity of $233.5 million under our revolving credit facility, (ii) $366.2 million that may become available under our revolving credit facility if we grow the balance of eligible customer receivables and our total eligible inventory balances and (iii) $6.2 million of cash on hand. However, we have in the past sought to raise additional capital.
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

Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of April 30, 2018:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments(1):
Revolving credit facility(1)	$158,073	$7,009	$151,064	$—	$—
Senior Notes	296,302	16,458	32,915	246,929	—
2017-A Class A Notes(2)	4,308	114	4,194	—	—
2017-A Class B Notes(2)	116,029	5,430	110,599	—	—
2017-A Class C Notes(2)	63,240	3,725	7,450	52,065	—
2017-B Class A Notes(2)	200,405	5,160	195,245	—	—
2017-B Class B Notes(2)	149,875	5,975	143,900	—	—
2017-B Class C Notes(2)	99,920	4,679	9,358	85,883	—
Warehouse Notes(1)	22,665	22,665	—	—	—
Capital lease obligations	6,921	1,152	1,176	699	3,894
Operating leases:
Real estate	416,341	59,896	117,369	110,266	128,810
Equipment	3,456	1,325	1,578	553	—
Contractual commitments(3)	91,321	83,049	8,164	108	—
Total	$1,628,856	$216,637	$783,012	$496,503	$132,704

(1)	Estimated interest payments are based on the outstanding balance as of April 30, 2018 and the interest rate in effect at that time.

(2)
The payments due by period for the Senior Notes and asset-backed notes were based on their respective maturity dates at their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.

(3)	Contractual commitments primarily includes commitments to purchase inventory of $75.2 million.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Certain accounting policies are considered "critical accounting policies" because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact to our consolidated financial statements. We base our estimates on historical experience and on other assumptions that we believe are reasonable. As a result, actual results could differ because of the use of estimates. The description of critical accounting policies is included in our 2018 Form 10-K.
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
Loans under the revolving credit facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.75% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.75% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is a rate per annum equal to the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our quarterly average net availability under the borrowing base and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the revolving credit facility. As of April 30, 2018, the balance outstanding under our revolving credit facility was $147.6 million. A 100 basis point increase in interest rates on the revolving credit facility would increase our borrowing costs by $1.5 million over a 12-month period, based on the balance outstanding at April 30, 2018.

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
For the quarter ended April 30, 2018, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information set forth in Note 6, Contingencies, of the Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
As of the date of the filing, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2018 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit Number	Description of Document

3.1
Certificate of Incorporation of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn's, Inc. Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Conn's, Inc. Form 10-Q for the quarterly period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Amended and Restated Bylaws of Conn's, Inc. effective as of December 3, 2013 (incorporated herein by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended October 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 6, 2013)

4.1
Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

10.1
Third Omnibus Amendment, dated as of February 6, 2018, among Conn’s Receivables Warehouse, LLC, Conn Appliances, Inc., Wells Fargo Bank, National Association, Credit Suisse AG, New York Branch, Conn’s Receivables Warehouse Trust, Conn Appliances Receivables Funding, LLC, Credit Suisse AG, Cayman Islands Branch and Conn Credit I, LP. (incorporated herein by reference to Exhibit 1.1 to Form 8-K/A (File No. 001-34956) as filed with the Securities and Exchange Commission on February 13, 2018)

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
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2019, filed with the SEC on June 7, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at April 30, 2018 and January 31, 2018, (ii) the consolidated statements of operations for the three months ended April 30, 2018 and 2017, (iii) the consolidated statements of cash flows for the three months ended April 30, 2018 and 2017 and (iv) the notes to consolidated financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN'S, INC.

Date:	June 7, 2018

By:	/s/ Lee A. Wright
Lee A. Wright
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)