Form 10-Q
period 2018-07-31
CONNS INC
filed 2018-09-04
CIK 1223389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2018
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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 28, 2018:

Class	Outstanding
Common stock, $0.01 par value per share	31,685,279

CONN'S, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2018

This Quarterly Report on Form 10-Q includes our trademarks such as “Conn's,” “Conn's HomePlus,” “YES Money,” “YE$ Money,” and our logos, which are protected under applicable intellectual property laws and are the property of Conn's, Inc. This report also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Quarterly Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names.
References to “we,” “our,” “us,” “the Company,” “Conn’s” or “CONN” refer to Conn's, Inc. and, as apparent from the context, its consolidated bankruptcy-remote variable-interest entities (“VIEs”), and its wholly-owned subsidiaries.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and dollars in thousands, except per share amounts)

	July 31, 2018	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$4,435	$9,286
Restricted cash (includes VIE balance of $50,107 and $85,322, respectively)	51,657	86,872
Customer accounts receivable, net of allowances (includes VIE balance of $270,627 and $459,708, respectively)	622,009	636,825
Other accounts receivable	87,797	71,186
Inventories	195,728	211,894
Income taxes receivable	704	32,362
Prepaid expenses and other current assets	13,831	31,592
Total current assets	976,161	1,080,017
Long-term portion of customer accounts receivable, net of allowances (includes VIE balance of $220,014 and $455,002, respectively)	647,494	650,608
Property and equipment, net	142,631	143,152
Deferred income taxes	23,086	21,565
Other assets	7,129	5,457
Total assets	$1,796,501	$1,900,799
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$1,149	$907
Accounts payable	85,001	71,617
Accrued compensation and related expenses	17,365	21,366
Accrued expenses	72,556	44,807
Income taxes payable	3,149	2,939
Deferred revenues and other credits	22,763	22,475
Total current liabilities	201,983	164,111
Deferred rent	85,255	87,003
Long-term debt and capital lease obligations (includes VIE balance of $429,363 and $787,979, respectively)	916,081	1,090,105
Other long-term liabilities	23,535	24,512
Total liabilities	1,226,854	1,365,731
Commitments and contingencies
Stockholders' equity:
Preferred stock ($0.01 par value, 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 31,694,414 and 31,435,775 shares issued, respectively)	317	314
Additional paid-in capital	104,964	101,087
Retained earnings	464,366	433,667
Total stockholders' equity	569,647	535,068
Total liabilities and stockholders' equity	$1,796,501	$1,900,799
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Revenues:
Product sales	$267,179	$259,593	$516,493	$510,955
Repair service agreement commissions	25,662	23,519	48,525	48,215
Service revenues	3,472	3,301	7,051	6,528
Total net sales	296,313	286,413	572,069	565,698
Finance charges and other revenues	88,307	80,234	170,938	156,775
Total revenues	384,620	366,647	743,007	722,473
Costs and expenses:
Cost of goods sold	173,627	172,306	340,216	344,256
Selling, general and administrative expense	120,690	111,632	235,568	218,169
Provision for bad debts	50,751	49,449	94,907	105,379
Charges and credits	300	4,068	300	5,295
Total costs and expenses	345,368	337,455	670,991	673,099
Operating income	39,252	29,192	72,016	49,374
Interest expense	15,566	20,039	32,386	44,047
Loss on extinguishment of debt	1,367	2,097	1,773	2,446
Income before income taxes	22,319	7,056	37,857	2,881
Provision for income taxes	5,308	2,783	8,114	1,188
Net income	$17,011	$4,273	$29,743	$1,693
Income per share:
Basic	$0.54	$0.14	$0.94	$0.05
Diluted	$0.53	$0.14	$0.92	$0.05
Weighted average common shares outstanding:
Basic	31,652,017	31,093,746	31,597,225	31,033,880
Diluted	32,242,463	31,434,501	32,210,759	31,292,305
See notes to condensed consolidated financial statements.

CONN'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended July 31,
	2018	2017
Cash flows from operating activities:
Net income	$29,743	$1,693
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	15,434	15,356
Amortization of debt issuance costs	6,382	11,024
Provision for bad debts and uncollectible interest	118,765	125,491
Stock-based compensation expense	5,562	4,188
Charges, net of credits, for store and facility closures and relocations	—	388
Deferred income tax benefit	(1,776)	(992)
Gain on sale/disposal of property and equipment	(402)	(371)
Tenant improvement allowances received from landlords	4,362	1,997
Change in operating assets and liabilities:
Customer accounts receivable	(100,331)	(53,563)
Other accounts receivables	(14,679)	8,537
Inventories	16,167	(31,912)
Other assets	17,761	127
Accounts payable	11,091	(3,060)
Accrued expenses	22,910	13,792
Income taxes	31,868	(383)
Deferred rent, revenues and other credits	(7,205)	(1,771)
Net cash provided by operating activities	155,652	90,541
Cash flows from investing activities:
Purchase of property and equipment	(12,166)	(6,135)
Net cash used in investing activities	(12,166)	(6,135)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	469,814
Payments on asset-backed notes	(481,883)	(583,299)
Borrowings from Revolving Credit Facility	839,236	844,941
Payments on Revolving Credit Facility	(655,036)	(822,441)
Borrowings from warehouse facility	173,286	—
Payments on warehouse facility	(52,226)	—
Payments for debt issuance costs and amendment fees	(3,539)	(7,595)
Proceeds from stock issued under employee benefit plans	834	1,905
Tax payments associated with equity-based compensation transactions	(2,516)	(298)
Payments from extinguishment of debt	(1,177)	—
Other	(531)	(243)
Net cash used in financing activities	(183,552)	(97,216)
Net change in cash, cash equivalents and restricted cash	(40,066)	(12,810)
Cash, cash equivalents and restricted cash, beginning of period	96,158	134,264
Cash, cash equivalents and restricted cash, end of period	$56,092	$121,454
Non-cash investing and financing activities:
Capital lease asset additions and related obligations	$508	$3,196
Property and equipment purchases not yet paid	$4,363	$2,796
Supplemental cash flow data:
Cash interest paid	$25,505	$33,817
Cash income taxes paid (refunded), net	$(21,969)	$2,563
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
We operate two reportable segments: retail and credit. Our retail stores bear the “Conn's HomePlus” name with all of our stores providing the same products and services to a common customer group. Our stores follow the same procedures and methods in managing their operations. Our retail business and credit business are operated independently from each other. The credit segment is dedicated to providing short- and medium-term financing to our retail customers. The retail segment is not involved in credit approval decisions. Our management evaluates performance and allocates resources based on the operating results of the retail and credit segments.
Basis of Presentation. The accompanying unaudited, Condensed Consolidated Financial Statements of Conn's, Inc. and its wholly-owned subsidiaries, including the VIEs, have been prepared by management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and prevailing industry practice for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial position, results of operations and cash flows for these interim periods are not necessarily indicative of the results that may be expected in future periods. The balance sheet at January 31, 2018 has been derived from the audited financial statements at that date. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018 (the “2018 Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on April 5, 2018.
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
Cash and Cash Equivalents. As of July 31, 2018, cash and cash equivalents included cash and credit card deposits in transit. As of January 31, 2018, cash and cash equivalents included cash, credit card deposits in transit, and highly liquid debt instruments purchased with a maturity of three months or less. Cash and cash equivalents included credit card deposits in transit of $2.2 million and $2.0 million as of July 31, 2018 and January 31, 2018, respectively.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash. The restricted cash balance as of July 31, 2018 and January 31, 2018 includes $38.3 million and $58.1 million, respectively, of cash we collected as servicer on the securitized receivables that was subsequently remitted to the VIEs and $11.8 million and $27.2 million, respectively, of cash held by the VIEs as additional collateral for the asset-backed notes.
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
In an effort to mitigate losses on our accounts receivable, we may make loan modifications to a borrower experiencing financial difficulty. In our role as servicer, we may also make modifications to loans held by the VIEs. The loan modifications are intended to maximize net cash flow after expenses and avoid the need to repossess collateral or exercise legal remedies available to us. We may extend or “re-age” a portion of our customer accounts, which involves modifying the payment terms to defer a portion of the cash payments due. Our re-aging of customer accounts does not change the interest rate or the total principal amount due from the customer and typically does not reduce the monthly contractual payments. To a much lesser extent, we may provide the customer the ability to re-age their obligation by refinancing the account, which does not change the interest rate or the total principal amount due from the customer but does reduce the monthly contractual payments and extend the term. We consider accounts that have been re-aged in excess of three months or refinanced as Troubled Debt Restructurings (“TDR” or “Restructured Accounts”).
Interest Income on Customer Accounts Receivable. Interest income, which includes interest income and amortization of deferred fees and origination costs, is recorded using the interest method and is reflected in finance charges and other revenues. Typically, interest income is recorded until the customer account is paid off or charged-off, and we provide an allowance for estimated uncollectible interest. Any contractual interest income received from customers in excess of the interest income calculated using the interest method is recorded as deferred revenue on our balance sheets. At July 31, 2018 and January 31, 2018, there was $12.0 million and $12.5 million, respectively, of deferred interest included in deferred revenues and other credits and other long-term liabilities. The deferred interest will ultimately be brought into income as the accounts pay off or charge-off.
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
We typically only place accounts in non-accrual status when legally required. Payments received on non-accrual loans will be applied to principal and reduce the balance of the loan. At July 31, 2018, customer receivables carried in non-accrual status were $17.4 million, of which $11.6 million were in bankruptcy status and less than 60 days past due. At January 31, 2018, customer receivables carried in non-accrual status were $16.9 million, of which $14.5 million were in bankruptcy status and less than 60 days past due. At July 31, 2018 and January 31, 2018, customer receivables that were past due 90 days or more and still accruing interest totaled $96.7 million and $109.7 million, respectively.
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
Qualitative adjustments are made to the allowance for bad debts when, based on management’s judgment, there are internal or external factors impacting probable incurred losses not taken into account by the quantitative calculations. These qualitative considerations are based on the following factors: changes in lending policies and procedures, changes in economic and business conditions, changes in the nature and volume of the portfolio, changes in lending management, changes in credit quality statistics, changes in concentrations of credit, and other internal or external factor changes. We utilize an economic qualitative adjustment based on changes in unemployment rates if current unemployment rates in our markets are worse than they were on average over the last 24 months.  We also qualitatively limit the impact of changes in first payment default rates and changes in delinquency when those changes result in a decrease to the allowance for bad debts based on a measure of the dispersion of historical charge-off rates. At July 31, 2018, we utilized a qualitative factor related to changes in the nature of the portfolio.
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
Debt Issuance Costs. Costs that are direct and incremental to debt issuance are deferred and amortized to interest expense using the effective interest method over the expected life of the debt. All other costs related to debt issuance are expensed as incurred. We present debt issuance costs associated with long-term debt as a reduction of the carrying amount of the debt. Unamortized costs related to the Revolving Credit Facility, as defined in Note 5, Debt and Capital Lease Obligations, are included in other assets on our Condensed Consolidated Balance Sheet and were $7.0 million and $5.2 million as of July 31, 2018 and January 31, 2018, respectively.
Income Taxes. For the six months ended July 31, 2018 and 2017, we utilized the estimated annual effective tax rate based on our estimated fiscal year 2019 and 2018 pre-tax income, respectively, in determining income tax expense.
Provision for income taxes for interim periods is based on an estimated annual income tax rate, adjusted for discrete tax items. As a result, our interim effective tax rates may vary significantly from the statutory tax rate and the annual effective tax rate.
On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowered the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. For the three months ended January 31, 2018, we calculated our best estimate of the impact of the Tax Act in our fiscal year 2018 provision for income taxes in accordance with our understanding of the Tax Act and available guidance as of that date.
We continue to analyze additional information and guidance related to the Tax Act as supplemental legislation, regulatory guidance and evolving technical interpretations become available. We will continue to refine such amounts within the measurement period as provided by Staff Accounting Bulletin No. 118 and expect to complete our analysis no later than the fourth quarter of fiscal year 2019.
For the six months ended July 31, 2018 and 2017, the effective tax rate was 21.4% and 41.2%, respectively. The primary factors affecting our effective tax rate for the six months ended July 31, 2018 were a decrease in the Federal Tax Rate as a result of the Tax Act, an increase in pre-tax earnings, and excess tax benefits related to the vesting of equity compensation.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the restricted stock unit awards (“RSUs”), performance stock awards (“PSUs”) and stock options granted during the three and six months ended July 31, 2018 and 2017:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
RSUs (1)	69,478	318,806	149,889	643,293
PSUs (2)	—	72,012	—	501,012
Stock Options (3)	—	—	620,166	—
Total stock awards granted	69,478	390,818	770,055	1,144,305
Aggregate grant date fair value (in thousands)	$1,673	$6,785	$17,184	$14,546
(1) The RSUs issued during the three and six months ended July 31, 2018 and 2017 are scheduled to vest ratably over periods of three to four years from the date of grant.
(2) The PSUs issued during the three and six months ended July 31, 2017 will vest, if at all, upon the certification, after fiscal year 2020, by the compensation committee of the satisfaction of the annual and cumulative Earnings Before Interest, Taxes, Depreciation and Amortization performance conditions over the three fiscal years commencing with fiscal year 2018.
(3) The weighted-average assumptions for the option awards granted during the six months ended July 31, 2018 included expected volatility of 68.0%, an expected term of 6.5 years and risk-free interest rate of 2.67%. No dividend yield was included in the weighted-average assumptions for the option awards granted during the six months ended July 31, 2018.
For the three months ended July 31, 2018 and 2017, stock-based compensation expense was $3.1 million and $2.6 million, respectively. For the six months ended July 31, 2018 and 2017, stock-based compensation expense was $5.6 million and $4.2 million, respectively.
Earnings per Share. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effects of any stock options, RSUs and PSUs, which is calculated using the treasury-stock method. The following table sets forth the shares outstanding for the earnings per share calculations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Weighted-average common shares outstanding - Basic	31,652,017	31,093,746	31,597,225	31,033,880
Dilutive effect of stock options, RSUs and PSUs	590,446	340,755	613,534	258,425
Weighted-average common shares outstanding - Diluted	32,242,463	31,434,501	32,210,759	31,292,305
For the three months ended July 31, 2018 and 2017, the weighted-average number of stock options, RSUs and PSUs not included in the calculation due to their anti-dilutive effect was 624,291 and 386,130, respectively. For the six months ended July 31, 2018 and 2017, the weighted-average number of stock options, RSUs and PSUs not included in the calculation due to their anti-dilutive effect was 497,224 and 546,102, respectively.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value of cash and cash equivalents, restricted cash and accounts payable approximate their carrying amounts because of the short maturity of these instruments. The fair value of customer accounts receivables, determined using a Level 3 discounted cash flow analysis, approximates their carrying amount, which includes the allowance for doubtful accounts. The fair value of our Revolving Credit Facility approximates carrying value based on the current borrowing rate for similar types of borrowing arrangements. At July 31, 2018, the fair value of the Senior Notes outstanding, which was determined using Level 1 inputs, was $227.9 million as compared to the carrying value of $227.0 million, excluding the impact of the related discount. At July 31, 2018, the fair value of the asset-backed notes approximates their carrying value and was determined using Level 2 inputs based on inactive trading activity.
Recent Accounting Pronouncements Adopted. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current guidance. Upon adoption of ASU 2014-09, entities are required to recognize revenue using the following comprehensive model: (1) identify contracts with customers, (2) identify the performance obligations in such contracts, (3) determine transaction price, (4) allocate the transaction price to the performance obligations, and (5) recognize revenue as each performance obligation is satisfied. The FASB also issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, all of which were issued to improve and clarify the guidance in ASU 2014-09. Effective February 1, 2018, the Company adopted these ASUs using the modified retrospective method applied to those contracts that were not completed as of February 1, 2018, with no restatement of comparative periods. Results for reporting periods beginning after February 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting policies under ASC Topic 605. We recognized a net after-tax cumulative effect adjustment to retained earnings of $1.0 million as of the date of adoption. The details of our current revenue recognition policy, as well as the change due to ASC Topic 606, are described below.
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
Sale of Third Party Warranty and Insurance Programs, Including Retrospective Income: We sell repair service agreements (“RSA”) and credit insurance contracts on behalf of unrelated third-parties. The Company has a single performance obligation associated with these contracts: the delivery of the product to the customer, at which point control transfers. Commissions related to these contracts are recognized in revenue upon delivery of the product. We also may serve as the administrator of the RSAs sold and defer 5% of the revenue received from the sale of RSAs as compensation for this performance obligation as 5% represents the estimated stand-alone sales price to serve as the administrator. The deferred RSA administration fee is recorded in income ratably over the life of the RSA contract sold. Retrospective income on

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSA contracts is recognized upon delivery of the product based on an estimate of claims and is adjusted throughout the life of the contracts as actual claims materialize. Retrospective income on insurance contracts is recognized when earned as that is the point at which we no longer believe a significant reversal of income is probable as the consideration is highly susceptible to factors outside of our influence.
Service Income: The Company has a single performance obligation associated with these contracts: the servicing of the RSA claims. Service revenues are recognized at the time service is provided to the customer.
Volume Rebate Incentive: As part of our agreement with our third-party provider of no-interest option programs, we may receive a volume rebate incentive based on the total dollar value of sales made under our third-party provider. The Company has a single performance obligations associated with this contract: the delivery of the product to the customer, at which point control transfers. Revenue for the volume rebate incentive is recognized upon delivery of the product to the customer based on the projected total annual dollar value of sales to be made under our third-party provider.
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
Deferred Revenue. Deferred revenue related to contracts with customers as defined by ASC 606 consists of deferred customer deposits and deferred RSA administration fees. During the three and six months ended July 31, 2018, we recognized $1.5 million and $1.8 million, respectively, of revenue for customer deposits as of the beginning of those periods. During the three and six months ended July 31, 2018, we recognized $1.4 million and $2.7 million respectively, of revenue for RSA administrative fees deferred as of the beginning of those periods.
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

The adoption of ASC 606 did not have a material impact on the consolidated financial statements for the three and six months ended July 31, 2018 and no comparative financial statements are presented.
Internal Controls. As a result of the adoption of ASC 606 we evaluated our internal control framework, and there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires that the statement of cash flows provides the change in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. We hold restricted cash related to our asset backed security transactions and lending license requirements. Effective February 1, 2018, the Company adopted the ASU which resulted in us no longer presenting the changes in restricted cash balances as a component of cash flows from financing activities but instead include the balances of both current and long-term restricted cash with cash and cash equivalents in total cash, cash equivalents and restricted cash for the beginning and end of the periods presented. The total cash flow impact for the six months ended July 31, 2017 was an increase in the cash used in financing activities of $24.3 million. The balances of cash and cash equivalents and restricted cash are separately presented within the Condensed Consolidated Balance Sheet as of July 31, 2018 and January 31, 2018.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice. Among other things, debt prepayment or debt extinguishment costs will be presented as cash outflows for financing activities on the statement of cash flow. Effective February 1, 2018, the Company adopted the ASU, which resulted in us no longer presenting the change in debt extinguishment costs as a component of cash flows from operating activities but instead include the change as a component of cash flows from financing activities. The adoption of this ASU resulted in the classification of $1.2 million in payments on extinguishment of debt as a cash outflow from financing activities for the six months ended July 31, 2018. There was no impact for the six months ended July 31, 2017.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The standard will become effective for us in the first quarter of fiscal year 2021 and early adoption is permitted beginning in the first quarter of fiscal year 2020. We have formed a cross-functional working group comprised of individuals from various functional areas including credit, finance, accounting, and information technology. While we are currently evaluating the likely impact the adoption of this ASU will have on our consolidated financial statements, the adoption of ASU 2016-13 is likely to result in a material increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Customer Accounts Receivable
Customer accounts receivable consisted of the following:

	Total Outstanding Balance
	Customer Accounts Receivable		60 Days Past Due (1)		Re-aged (1) (2)
(in thousands)	July 31, 2018	January 31, 2018	July 31, 2018	January 31, 2018	July 31, 2018	January 31, 2018
Customer accounts receivable	$1,338,498	$1,374,269	$94,722	$114,120	$196,964	$217,952
Restructured accounts	169,863	153,593	41,499	37,687	169,863	153,593
Total customer portfolio balance	$1,508,361	$1,527,862	$136,221	$151,807	$366,827	$371,545
Allowance for uncollectible accounts	(203,609)	(203,572)
Allowances for no-interest option credit programs	(19,060)	(20,960)
Deferred fees and origination costs, net	(16,189)	(15,897)
Total customer accounts receivable, net	1,269,503	1,287,433
Short-term portion of customer accounts receivable, net	(622,009)	(636,825)
Long-term portion of customer accounts receivable, net	$647,494	$650,608
Securitized receivables held by the VIEs	$592,279	$1,085,385	$70,148	$124,627	$228,234	$300,348
Receivables not held by the VIEs	916,082	442,477	66,073	27,180	138,593	71,197
Total customer portfolio balance	$1,508,361	$1,527,862	$136,221	$151,807	$366,827	$371,545

(1)
Due to the fact that an account can become past due after having been re-aged, accounts could be represented as both past due and re-aged. As of July 31, 2018 and January 31, 2018, the amounts included within both 60 days past due and re-aged was $82.9 million and $80.8 million, respectively. As of July 31, 2018 and January 31, 2018, the total customer portfolio balance past due one day or greater was $400.3 million and $401.0 million, respectively. These amounts include the 60 days past due balances shown.

(2)
The re-aged receivables balance as of July 31, 2018 and January 31, 2018 includes $41.6 million and $62.0 million in first time re-ages related to customers within FEMA-designated Hurricane Harvey disaster areas.

The following presents the activity in the allowance for doubtful accounts and uncollectible interest for customer receivables:

	Six Months Ended July 31, 2018			Six Months Ended July 31, 2017
(in thousands)	Customer Accounts Receivable	Restructured Accounts	Total	Customer Accounts Receivable	Restructured Accounts	Total
Allowance at beginning of period	$148,856	$54,716	$203,572	$158,992	$51,183	$210,175
Provision (1)	85,117	33,146	118,263	92,285	33,208	125,493
Principal charge-offs (2)	(82,124)	(25,264)	(107,388)	(92,251)	(26,159)	(118,410)
Interest charge-offs	(16,161)	(4,972)	(21,133)	(14,911)	(4,228)	(19,139)
Recoveries (2)	7,873	2,422	10,295	3,534	1,002	4,536
Allowance at end of period	$143,561	$60,048	$203,609	$147,649	$55,006	$202,655
Average total customer portfolio balance	$1,340,360	$162,951	$1,503,311	$1,356,569	$139,106	$1,495,675

(1)	Includes provision for uncollectible interest, which is included in finance charges and other revenues.

(2)
Charge-offs include the principal amount of losses (excluding accrued and unpaid interest). Recoveries include principal collections of previously charged-off balances. Net charge-offs are calculated as the net of principal charge-offs and recoveries.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Charges and Credits
Charges and credits consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2018	2017	2018	2017
Facility closure costs	$—	$122	$—	$1,349
Securities-related regulatory matter and other legal fees	300	34	300	34
Employee severance	—	1,317	—	1,317
Indirect tax audit reserve	—	2,595	—	2,595
	$300	$4,068	$300	$5,295
During the three and six months ended July 31, 2018, we recorded a contingency reserve related to a regulatory matter. During the three months ended July 31, 2017, we primarily incurred severance costs related to a change in the executive management team and a charge related to an increase in our indirect tax audit reserve. During the six months ended July 31, 2017, we primarily incurred exit costs associated with reducing the square footage of a distribution center, severance costs related to a change in the executive management team, and a charge related to an increase in our indirect tax audit reserve.
4.     Finance Charges and Other Revenues
Finance charges and other revenues consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2018	2017	2018	2017
Interest income and fees	$80,435	$69,490	$156,781	$136,621
Insurance income	7,774	10,652	14,045	19,982
Other revenues	98	92	112	172
	$88,307	$80,234	$170,938	$156,775
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
During the three months ended July 31, 2018 and 2017, interest income and fees reflected provisions for uncollectible interest of $12.4 million and $10.5 million, respectively. The amount included in interest income and fees related to TDR accounts for the three months ended July 31, 2018 and 2017 are $6.5 million and $4.6 million, respectively. During the six months ended July 31, 2018 and 2017, interest income and fees reflected provisions for uncollectible interest of $23.9 million and $20.5 million, respectively. The amount included in interest income and fees related to TDR accounts for the six months ended July 31, 2018 and 2017 are $12.3 million and $9.1 million, respectively. Insurance income decreased over both the three month and six month periods primarily due to a decrease in retrospective income as a result of higher claim volumes related to Hurricane Harvey.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     Debt and Capital Lease Obligations
Debt and capital lease obligations consisted of the following:

(in thousands)	July 31, 2018	January 31, 2018
Revolving Credit Facility	$261,200	$77,000
Senior Notes	227,000	227,000
2016-B VIE Asset-backed Class B Notes	—	73,589
2017-A VIE Asset-backed Class A Notes	—	59,794
2017-A VIE Asset-backed Class B Notes	—	106,270
2017-A VIE Asset-backed Class C Notes	—	50,340
2017-B VIE Asset-backed Class A Notes	99,595	292,663
2017-B VIE Asset-backed Class B Notes	132,180	132,180
2017-B VIE Asset-backed Class C Notes	78,640	78,640
Warehouse Notes	121,060	—
Capital lease obligations	4,927	4,949
Total debt and capital lease obligations	924,602	1,102,425
Less:
Discount on debt	(2,247)	(2,527)
Deferred debt issuance costs	(5,125)	(8,886)
Current maturities of capital lease obligations	(1,149)	(907)
Long-term debt and capital lease obligations	$916,081	$1,090,105
Senior Notes. On July 1, 2014, we issued $250.0 million of the unsecured Senior Notes due July 2022 bearing interest at 7.25% (the “Senior Notes”), pursuant to an indenture dated July 1, 2014 (the “Indenture”), among Conn's, Inc., its subsidiary guarantors (the “Guarantors”) and U.S. Bank National Association, as trustee. The effective interest rate of the Senior Notes after giving effect to the discount and issuance costs is 7.8%.
The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations on restricted payments are only effective if one or more of the following occurred: (1) a default were to exist under the Indenture, (2) we could not satisfy a debt incurrence test, and (3) the aggregate amount of restricted payments were to exceed an amount tied to consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have had a leverage ratio, as defined under the Indenture, of less than or equal to 2.50 to 1.0. As a result of these exceptions, as of July 31, 2018, $200.5 million would have been free from the distribution restriction. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The asset-backed notes consist of the following:

Asset-Backed Notes	Original Principal Amount	Original Net Proceeds(1)	Current Principal Amount	Issuance Date	Maturity Date	Fixed Interest Rate	Effective Interest Rate(2)
2017-B Class A Notes	$361,400	$358,945	$99,595	12/20/2017	7/15/2020	2.73%	5.14%
2017-B Class B Notes	132,180	131,281	132,180	12/20/2017	4/15/2021	4.52%	5.23%
2017-B Class C Notes	78,640	77,843	78,640	12/20/2017	11/15/2022	5.95%	6.35%
Warehouse Notes	121,060	118,972	121,060	7/16/2018	1/15/2020	Index + 2.50% (3)	7.62%
Total	$693,280	$687,041	$431,475

(1)	After giving effect to debt issuance costs and restricted cash held by the VIEs.

(2)	For the six months ended July 31, 2018, and inclusive of retrospective adjustments to deferred debt issuance costs based on changes in timing of actual and expected cash flows.

(3)	The rate on the Warehouse Notes is defined as the applicable index plus a 2.50% fixed margin.
On February 15, 2018, affiliates of the Company closed on a $52.2 million financing under a receivables warehouse financing transaction entered into on February 6, 2018 (the “Warehouse Notes”). The net proceeds of the Warehouse Notes were used to prepay in full the Series 2016-B Class B Notes (the “2016-B Redeemed Notes”) that were still outstanding as of February 15, 2018.
On February 15, 2018, the Company completed the redemption of the 2016-B Redeemed Notes at an aggregate redemption price of $73.6 million (which was equal to the entire outstanding principal of, plus accrued interest and the call premiums on, the 2016-B Redeemed Notes). The net funds used to call the notes was $50.3 million, which is equal to the redemption price less adjustments of $23.3 million for funds held in reserve and collection accounts in accordance with the terms of the applicable indenture governing the 2016-B Redeemed Notes. The difference between the net proceeds of the Warehouse Notes and the carrying value of the 2016-B Redeemed Notes at redemption was used to fund fees, expenses and a reserve account related to the Warehouse facility. In connection with the early redemption of the 2016-B Redeemed Notes, we wrote-off $0.4 million as a loss on extinguishment of debt.
On July 16, 2018, affiliates of the Company closed on $121.1 million of additional financing under a receivables warehouse financing transaction entered into on July 9, 2018 (the “Additional Funding”). The net proceeds of the Additional Funding were used to prepay in full the Series 2017-A Class B and C Notes (the “2017-A Redeemed Notes”) that were still outstanding as of July 16, 2018.
On July 16, 2018, the Company completed the redemption of the 2017-A Redeemed Notes at an aggregate redemption price of $127.2 million (which was equal to the entire outstanding principal of, plus accrued interest and the call premiums on the 2017-A Redeemed Notes). The net funds used to call the notes was $119.0 million, which is equal to the redemption price less adjustments of $8.2 million for funds held in reserve and collection accounts in accordance with the terms of the applicable indenture governing the 2017-A Redeemed Notes. The difference between the net proceeds of the Additional Funding and the carrying value of the 2017-A Redeemed Notes at redemption was used to fund fees, expenses and a reserve account related to the warehouse facility. In connection with the early redemption of the 2017-A Redeemed Notes, we wrote-off $1.2 million as a loss on extinguishment of debt.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facility. On May 23, 2018, Conn's, Inc. and certain of its subsidiaries (the “Borrowers”) entered into a Fourth Amendment to the Fourth Amended and Restated Loan and Security Agreement, dated as of October 30, 2015, with certain lenders, which provides for a $650.0 million asset-based revolving credit facility (the “Revolving Credit Facility”) under which credit availability is subject to a borrowing base.
The Fourth Amendment, among other things, (a) extends the maturity date of the credit facility to May 23, 2022; (b) provides for a reduction in the aggregate commitments from $750 million to $650 million; (c) amends the method by which the applicable margin is calculated to be based on the total leverage ratio (ratio of total liabilities less the sum of qualified cash and ABS qualified cash to tangible net worth), with the applicable margin ranging from 2.50% to 3.25% for LIBOR loans and from 1.50% to 2.25% for base rate loans; (d) eliminates a $10 million availability block in calculating the borrowing base; (e) increases the maximum accounts receivable advance rate from 75% to 80%; (f) decreases the maximum unused line fee by 25 basis points, from 75 basis points to 50 basis points; (g) eliminates the cash recovery covenant; (h) modifies the maximum inventory component of the borrowing base from $175 million to 33.33% of revolving loan commitments in effect; (i) modifies the interest coverage covenant such that the minimum interest coverage on a trailing two quarter basis is 1.5x and the minimum interest coverage during any single quarter is 1.0x; (j) increases the maximum capital expenditures from $75 million to $100 million during any period of four consecutive fiscal quarters; and (k) modifies the ability of the Company to effect future securitizations of its customer receivables portfolio, including adding the ability of the Company to enter into revolving ABS transactions.
Subsequent to the adoption of the Fourth Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin based on facility availability which specified a margin ranging from 2.50% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. As of July 31, 2018, we also paid an unused fee on the portion of the commitments that was available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 6.5% for the six months ended July 31, 2018.
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of July 31, 2018, we had immediately available borrowing capacity of $366.6 million under our Revolving Credit Facility, net of standby letters of credit issued of $2.8 million. We also had $19.4 million that may become available under our Revolving Credit Facility if we grow the balance of eligible customer receivables and total eligible inventory balances.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of July 31, 2018, we were restricted from making distributions, including repayments of the Senior Notes or other distributions, in excess of $212.3 million as a result of the Revolving Credit Facility distribution restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants. We were in compliance with the debt covenants of our Revolving Credit Facility at July 31, 2018. A summary of the significant financial covenants that govern our Revolving Credit Facility compared to our actual compliance status at July 31, 2018 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio for the quarter must equal or exceed (minimum)	3.75:1.00	1.00:1.00
Interest Coverage Ratio for the trailing two quarters must equal or exceed (minimum)	3.36:1.00	1.50:1.00
Leverage Ratio must not exceed (maximum)	2.07:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed (maximum)	1.40:1.00	2.00:1.00
Capital Expenditures, net, must not exceed (maximum)	$13.5 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for capital expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
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
On June 14, 2018, the parties filed a motion for preliminary approval of a settlement for the Consolidated Securities Action. The Court granted preliminary approval of the settlement terms and stayed the Consolidated Securities Action on June 28, 2018.  As a result of the Court's preliminary approval, the settlement amount of $22.5 million was reflected as a liability in accrued expenses on the Condensed Consolidated Balance Sheet with an offsetting receivable from our insurance carriers of $22.5 million reflected in other accounts receivable on the Condensed Consolidated Balance Sheet as of the three months ended July 31, 2018. The settlement will be funded solely by proceeds from our insurance carriers. As part of the settlement, we-along with the other executive officer defendants-have denied and continue to deny any wrongdoing giving rise to any liability or violation of the law, including the U.S. securities laws, as well as each and every one of the claims alleged by plaintiffs in the Consolidated Securities Action. On July 13, 2018, the claims administrator for the settlement began sending court-approved notices of settlement and proof of claim forms to the class members. Class members must submit requests for exclusion from the class, objections to the settlement, or enter an appearance in the final settlement approval hearing by September 20, 2018.  The Court has scheduled a final settlement approval hearing on October 11, 2018. As a result of this pending settlement, the Fifth Circuit ordered that the appeal on the class certification ruling be held in abeyance until September 10, 2018.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On April 27, 2018, the plaintiffs in the MicroCapital Action filed a motion for a ruling that discovery can proceed and a request for a Rule 16 conference. We filed a response in opposition, as well as a cross-motion to stay this action in its entirety on May 18, 2018. On July 10, 2018, the court granted our cross-motion to stay this action pending final approval of settlement in the Consolidated Securities Action.
We intend to vigorously defend our interests in the MicroCapital Action. It is not possible at this time to predict the timing or outcome of this litigation, and we cannot reasonably estimate the possible loss or range of possible loss from these claims.
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
The Court previously approved a stipulation among the parties to stay the action pending resolution of the motion for class certification in the Consolidated Securities Action. The Court has agreed to continue to the stay through the final settlement approval hearing in the Consolidated Securities Action on October 11, 2018, and set a deadline of November 1, 2018, for defendants to respond to the complaint.
Another derivative action was filed on January 27, 2015, captioned as Richard A. Dohn v. Wright, et al., Cause No. 2015-04405, in the 281st Judicial District Court, Harris County, Texas. This action makes substantially similar allegations to the Original Derivative Action against the same defendants. On September 14, 2017, the court entered an order extending the stay until September 7, 2018.
Prior to filing a lawsuit, an alleged shareholder, Robert J. Casey II ("Casey"), submitted a demand under Delaware law, which our Board of Directors refused. On May 19, 2016, Casey, purportedly on behalf of the Company, filed a lawsuit against us and certain of our current and former directors and former executive officers in the 55th Judicial District Court, Harris County, Texas, captioned as Casey, derivatively on behalf of Conn's, Inc., v. Theodore M. Wright (former executive officer and former director), Michael J. Poppe (former executive officer), Brian Taylor (former executive officer), Bob L. Martin, Jon E.M. Jacoby (former director), Kelly M. Malson, Douglas H. Martin, David Schofman, Scott L. Thompson (former director) and William E. Saunders Jr., and Conn's, Inc., Cause No. 2016-33135. The complaint asserts claims for breach of fiduciary duties and unjust enrichment based on substantially similar factual allegations as those asserted in the Original Derivative Action. The complaint does not specify the amount of damages sought. Pursuant to the parties’ agreement, this action is stayed pending the resolution of the Consolidated Securities Action.
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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     Variable Interest Entities
From time to time, we have securitized customer accounts receivables by transferring the receivables to various bankruptcy-remote VIEs. Under the terms of the respective securitization transactions, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of the asset-backed notes, and then to the residual equity holder. We retain the servicing of the securitized portfolio and receive a monthly fee of 4.75% (annualized) based on the outstanding balance of the securitized receivables, and we currently hold all of the residual equity. In addition, we, rather than the VIEs, will retain certain credit insurance income together with certain recoveries related to credit insurance and repair service agreements on charge-offs of the securitized receivables, which will continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as we consolidate the VIEs.
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
The following table presents the assets and liabilities held by the VIEs (for legal purposes, the assets and liabilities of the VIEs will remain distinct from Conn's, Inc.):

(in thousands)	July 31, 2018	January 31, 2018
Assets:
Restricted cash	$50,107	$85,322
Due from Conn's, Inc., net	4,528	15,212
Customer accounts receivable:
Customer accounts receivable	496,586	987,418
Restructured accounts	95,693	97,967
Allowance for uncollectible accounts	(88,589)	(143,115)
Allowances for no-interest option credit programs	(8,442)	(18,228)
Deferred fees and origination costs	(4,607)	(9,332)
Total customer accounts receivable, net	490,641	914,710
Total assets	$545,276	$1,015,244
Liabilities:
Accrued expenses	$3,425	$6,723
Other liabilities	6,111	10,639

Long-term debt:
2016-B Class B Notes	—	73,589
2017-A Class A Notes	—	59,794
2017-A Class B Notes	—	106,270
2017-A Class C Notes	—	50,340
2017-B Class A Notes	99,595	292,663
2017-B Class B Notes	132,180	132,180
2017-B Class C Notes	78,640	78,640
Warehouse Notes	121,060	—
	431,475	793,476
Less: deferred debt issuance costs	(2,112)	(5,497)
Total long-term debt	429,363	787,979
Total liabilities	$438,899	$805,341
The assets of the VIEs serve as collateral for the obligations of the VIEs. The holders of the asset-backed notes have no recourse to assets outside of the respective VIEs.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Segment Reporting
Operating segments are defined as components of an enterprise that engage in business activities and for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources and assess performance. We are a leading specialty retailer and offer a broad selection of quality, branded durable consumer goods and related services in addition to a proprietary credit solution for our core credit-constrained consumers. We have two operating segments: (i) retail and (ii) credit. Our operating segments complement one another. The retail segment operates primarily through our stores and website in the retail furniture and mattresses, home appliances, consumer electronics and home office products business. Our retail segment product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit segment offers affordable financing solutions to a large, under-served population of credit-constrained consumers who typically have limited credit alternatives. Our operating segments provide customers the opportunity to comparison shop across brands with confidence in our competitive prices as well as affordable monthly payment options, next day delivery and installation in the majority of our markets, and product repair service. The operating segments follow the same accounting policies used in our condensed consolidated financial statements.
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
As of July 31, 2018, we operated retail stores in 14 states with no operations outside of the United States. No single customer accounts for more than 10% of our total revenues.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information by segment is presented in the following tables:

	Three Months Ended July 31, 2018			Three Months Ended July 31, 2017
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$97,066	$—	$97,066	$95,297	$—	$95,297
Home appliance	91,471	—	91,471	89,085	—	89,085
Consumer electronic	55,654	—	55,654	52,946	—	52,946
Home office	19,289	—	19,289	17,862	—	17,862
Other	3,699	—	3,699	4,403	—	4,403
Product sales	267,179	—	267,179	259,593	—	259,593
Repair service agreement commissions	25,662	—	25,662	23,519	—	23,519
Service revenues	3,472	—	3,472	3,301	—	3,301
Total net sales	296,313	—	296,313	286,413	—	286,413
Finance charges and other revenues	98	88,209	88,307	92	80,142	80,234
Total revenues	296,411	88,209	384,620	286,505	80,142	366,647
Costs and expenses:
Cost of goods sold	173,627	—	173,627	172,306	—	172,306
Selling, general and administrative expense (1)	83,003	37,687	120,690	78,667	32,965	111,632
Provision for bad debts	243	50,508	50,751	165	49,284	49,449
Charges and credits	300	—	300	4,068	—	4,068
Total costs and expense	257,173	88,195	345,368	255,206	82,249	337,455
Operating income (loss)	39,238	14	39,252	31,299	(2,107)	29,192
Interest expense	—	15,566	15,566	—	20,039	20,039
Loss on extinguishment of debt	—	1,367	1,367	—	2,097	2,097
Income (loss) before income taxes	$39,238	$(16,919)	$22,319	$31,299	$(24,243)	$7,056

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended July 31, 2018			Six Months Ended July 31, 2017
(in thousands)	Retail	Credit	Total	Retail	Credit	Total
Revenues:
Furniture and mattress	$194,086	$—	$194,086	$189,740	$—	$189,740
Home appliance	169,494	—	169,494	169,207	—	169,207
Consumer electronic	107,956	—	107,956	108,699	—	108,699
Home office	37,599	—	37,599	34,650	—	34,650
Other	7,358	—	7,358	8,659	—	8,659
Product sales	516,493	—	516,493	510,955	—	510,955
Repair service agreement commissions	48,525	—	48,525	48,215	—	48,215
Service revenues	7,051	—	7,051	6,528	—	6,528
Total net sales	572,069	—	572,069	565,698	—	565,698
Finance charges and other revenues	112	170,826	170,938	172	156,603	156,775
Total revenues	572,181	170,826	743,007	565,870	156,603	722,473
Costs and expenses:
Cost of goods sold	340,216	—	340,216	344,256	—	344,256
Selling, general and administrative expense (1)	160,755	74,813	235,568	152,614	65,555	218,169
Provision for bad debts	503	94,404	94,907	395	104,984	105,379
Charges and credits	300	—	300	5,295	—	5,295
Total costs and expense	501,774	169,217	670,991	502,560	170,539	673,099
Operating income (loss)	70,407	1,609	72,016	63,310	(13,936)	49,374
Interest expense	—	32,386	32,386	—	44,047	44,047
Loss on extinguishment of debt	—	1,773	1,773	—	2,446	2,446
Income (loss) before income taxes	$70,407	$(32,550)	$37,857	$63,310	$(60,429)	$2,881

(1)
For the three months ended July 31, 2018 and 2017, the amount of corporate overhead allocated to each segment reflected in selling, general and administrative expense was $9.3 million and $7.7 million, respectively. For the three months ended July 31, 2018 and 2017, the amount of reimbursement made to the retail segment by the credit segment was $9.4 million and $9.2 million, respectively. For the six months ended July 31, 2018 and 2017, the amount of corporate overhead allocated to each segment reflected in selling, general and administrative expense was $17.6 million and $14.2 million, respectively. For the six months ended July 31, 2018 and 2017, the amount of reimbursement made to the retail segment by the credit segment was $18.8 million and $18.7 million respectively.

9.	Guarantor Financial Information
Conn's, Inc. is a holding company with no independent assets or operations other than its investments in its subsidiaries. The Senior Notes, which were issued by Conn's, Inc., are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Guarantors. As of July 31, 2018 and January 31, 2018 the direct or indirect subsidiaries of Conn's, Inc. that were not Guarantors (the “Non-Guarantor Subsidiaries”) were the VIEs and minor subsidiaries. There are no restrictions under the Indenture on the ability of any of the Guarantors to transfer funds to Conn's, Inc. in the form of dividends or distributions.
The following financial information presents the Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations, and Condensed Consolidated Statement of Cash Flows for Conn's, Inc. (the issuer of the Senior Notes), the Guarantors, and the Non-Guarantor Subsidiaries, together with certain eliminations. Investments in subsidiaries are accounted for by the parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are therefore reflected in the parent company's investment accounts and operations. The consolidated financial information includes financial data for:
(i) Conn’s, Inc. (on a parent-only basis),
(ii) Guarantors,
(iii) Non-Guarantor Subsidiaries, and

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iv) the parent company and the subsidiaries on a consolidated basis at July 31, 2018 and January 31, 2018 (after the elimination of intercompany balances and transactions). Condensed Consolidated Net Income is the same as Condensed Consolidated Comprehensive Income for the periods presented.
Condensed Consolidated Balance Sheet as of July 31, 2018:

(in thousands)	Conn's, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$4,435	$—	$—	$4,435
Restricted cash	—	1,550	50,107	—	51,657
Customer accounts receivable, net of allowances	—	351,382	270,627	—	622,009
Other accounts receivable	—	87,797	—	—	87,797
Inventories	—	195,728	—	—	195,728
Other current assets	—	16,961	4,528	(6,954)	14,535
Total current assets	—	657,853	325,262	(6,954)	976,161
Investment in and advances to subsidiaries	768,987	106,377	—	(875,364)	—
Long-term portion of customer accounts receivable, net of allowances	—	427,480	220,014	—	647,494
Property and equipment, net	—	142,631	—	—	142,631
Deferred income taxes	23,086	—	—	—	23,086
Other assets	—	7,129	—	—	7,129
Total assets	$792,073	$1,341,470	$545,276	$(882,318)	$1,796,501
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$—	$1,149	$—	$—	$1,149
Accounts payable	—	85,001	—	—	85,001
Accrued expenses	686	91,385	3,425	(2,426)	93,070
Other current liabilities	—	24,585	2,706	(4,528)	22,763
Total current liabilities	686	202,120	6,131	(6,954)	201,983
Deferred rent	—	85,255	—	—	85,255
Long-term debt and capital lease obligations	221,740	264,978	429,363	—	916,081
Other long-term liabilities	—	20,130	3,405	—	23,535
Total liabilities	222,426	572,483	438,899	(6,954)	1,226,854
Total stockholders' equity	569,647	768,987	106,377	(875,364)	569,647
Total liabilities and stockholders' equity	$792,073	$1,341,470	$545,276	$(882,318)	$1,796,501
Deferred income taxes related to tax attributes of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries are reflected under Conn's, Inc.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of January 31, 2018:

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

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Operations for the Three Months Ended July 31, 2018:

(in thousands)	Conn's, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$296,313	$—	$—	$296,313
Finance charges and other revenues	—	56,653	31,654	—	88,307
Servicing fee revenue	—	3,035	—	(3,035)	—
Total revenues	—	356,001	31,654	(3,035)	384,620
Costs and expenses:
Cost of goods sold	—	173,627	—	—	173,627
Selling, general and administrative expense	—	115,515	8,210	(3,035)	120,690
Provision for bad debts	—	29,868	20,883	—	50,751
Charges and credits	—	300	—	—	300
Total costs and expenses	—	319,310	29,093	(3,035)	345,368
Operating income	—	36,691	2,561	—	39,252
Interest expense	4,448	3,733	7,385	—	15,566
Loss on extinguishment of debt	—	142	1,225	—	1,367
Income (loss) before income taxes	(4,448)	32,816	(6,049)	—	22,319
Provision (benefit) for income taxes	(1,058)	7,805	(1,439)	—	5,308
Net income (loss)	(3,390)	25,011	(4,610)	—	17,011
Income (loss) from consolidated subsidiaries	20,401	(4,610)	—	(15,791)	—
Consolidated net income (loss)	$17,011	$20,401	$(4,610)	$(15,791)	$17,011
Condensed Consolidated Statement of Operations for the Three Months Ended July 31, 2017:

(in thousands)	Conn's, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$286,413	$—	$—	$286,413
Finance charges and other revenues	—	40,279	39,955	—	80,234
Servicing fee revenue	—	12,648	—	(12,648)	—
Total revenues	—	339,340	39,955	(12,648)	366,647
Costs and expenses:
Cost of goods sold	—	172,306	—	—	172,306
Selling, general and administrative expense	—	111,455	12,825	(12,648)	111,632
Provision for bad debts	—	25,418	24,031	—	49,449
Charges and credits	—	4,068	—	—	4,068
Total costs and expenses	—	313,247	36,856	(12,648)	337,455
Operating income	—	26,093	3,099	—	29,192
Interest expense	4,443	743	14,853	—	20,039
Loss on extinguishment of debt	—	—	2,097	—	2,097
Income (loss) before income taxes	(4,443)	25,350	(13,851)	—	7,056
Provision (benefit) for income taxes	(1,752)	9,998	(5,463)	—	2,783
Net income (loss)	(2,691)	15,352	(8,388)	—	4,273
Income (loss) from consolidated subsidiaries	6,964	(8,388)	—	1,424	—
Consolidated net income (loss)	$4,273	$6,964	$(8,388)	$1,424	$4,273

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Operations for the Six Months Ended July 31, 2018:

(in thousands)	Conn's, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$572,069	$—	$—	$572,069
Finance charges and other revenues	—	102,308	68,630	—	170,938
Servicing fee revenue	—	19,781	—	(19,781)	—
Total revenues	—	694,158	68,630	(19,781)	743,007
Costs and expenses:
Cost of goods sold	—	340,216	—	—	340,216
Selling, general and administrative expense	—	235,308	20,041	(19,781)	235,568
Provision for bad debts	—	36,876	58,031	—	94,907
Charges and credits	—	300	—	—	300
Total costs and expenses	—	612,700	78,072	(19,781)	670,991
Operating income (loss)	—	81,458	(9,442)	—	72,016
Interest expense	8,891	6,766	16,729	—	32,386
Loss on extinguishment of debt	—	142	1,631	—	1,773
Income (loss) before income taxes	(8,891)	74,550	(27,802)	—	37,857
Provision (benefit) for income taxes	(1,906)	15,979	(5,959)	—	8,114
Net income (loss)	(6,985)	58,571	(21,843)	—	29,743
Income (loss) from consolidated subsidiaries	36,728	(21,843)	—	(14,885)	—
Consolidated net income (loss)	$29,743	$36,728	$(21,843)	$(14,885)	$29,743
Condensed Consolidated Statement of Operations for the Six Months Ended July 31, 2017:

(in thousands)	Conn's, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Total net sales	$—	$565,698	$—	$—	$565,698
Finance charges and other revenues	—	77,077	79,698	—	156,775
Servicing fee revenue	—	27,832	—	(27,832)	—
Total revenues	—	670,607	79,698	(27,832)	722,473
Costs and expenses:
Cost of goods sold	—	344,256	—	—	344,256
Selling, general and administrative expense	—	217,688	28,313	(27,832)	218,169
Provision for bad debts	—	19,985	85,394	—	105,379
Charges and credits	—	5,295	—	—	5,295
Total costs and expenses	—	587,224	113,707	(27,832)	673,099
Operating income (loss)	—	83,383	(34,009)	—	49,374
Interest expense	8,886	2,521	32,640	—	44,047
Loss on extinguishment of debt	—	349	2,097	—	2,446
Income (loss) before income taxes	(8,886)	80,513	(68,746)	—	2,881
Provision (benefit) for income taxes	(3,664)	33,200	(28,348)	—	1,188
Net income (loss)	(5,222)	47,313	(40,398)	—	1,693
Income (loss) from consolidated subsidiaries	6,915	(40,398)	—	33,483	—
Consolidated net income (loss)	$1,693	$6,915	$(40,398)	$33,483	$1,693

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the Six Months Ended July 31, 2018:

(in thousands)	Conn's, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(834)	$(33)	$156,519	$—	$155,652
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(170,144)	170,144	—
Sale of customer accounts receivables	—	—	170,144	(170,144)	—
Purchase of property and equipment	—	(12,166)	—	—	(12,166)
Net cash used in investing activities	—	(12,166)	—	—	(12,166)
Cash flows from financing activities:
Payments on asset-backed notes	—	(169,803)	(312,080)	—	(481,883)
Borrowings from Revolving Credit Facility	—	839,236	—	—	839,236
Payments on Revolving Credit Facility	—	(655,036)	—	—	(655,036)
Borrowings from warehouse facility	—	—	173,286	—	173,286
Payments of debt issuance costs and amendment fees	—	(2,825)	(714)	—	(3,539)
Payments on warehouse facility	—	—	(52,226)	—	(52,226)
Proceeds from stock issued under employee benefit plans	834	—	—	—	834
Tax payments associated with equity- based compensation transactions	—	(2,516)	—	—	(2,516)
Payments from extinguishment of debt	—	(1,177)	—	—	(1,177)
Other	—	(531)	—	—	(531)
Net cash provided by (used in) financing activities	834	7,348	(191,734)	—	(183,552)
Net change in cash, cash equivalents and restricted cash	—	(4,851)	(35,215)	—	(40,066)
Cash, cash equivalents and restricted cash, beginning of period	—	10,836	85,322	—	96,158
Cash, cash equivalents and restricted cash, end of period	$—	$5,985	$50,107	$—	$56,092

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Cash Flows for the Six Months Ended July 31, 2017:

(in thousands)	Conn's, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,905)	$(388,785)	$481,231	$—	$90,541
Cash flows from investing activities:
Purchase of customer accounts receivables	—	—	(466,056)	466,056	—
Sale of customer accounts receivables	—	466,056	—	(466,056)	—
Purchase of property and equipment	—	(6,135)	—	—	(6,135)
Net cash provided by (used in) investing activities	—	459,921	(466,056)	—	(6,135)
Cash flows from financing activities:
Proceeds from issuance of asset-backed notes	—	—	469,814	—	469,814
Payments on asset-backed notes	—	(78,779)	(504,520)	—	(583,299)
Borrowings from Revolving Credit Facility	—	844,941	—	—	844,941
Payments on Revolving Credit Facility	—	(822,441)	—	—	(822,441)
Payments of debt issuance costs and amendment fees	—	(2,864)	(4,731)	—	(7,595)
Proceeds from stock issued under employee benefit plans	1,905	—	—	—	1,905
Tax payments associated with equity-based compensation transactions	—	(298)	—	—	(298)
Other	—	(243)	—	—	(243)
Net cash provided by (used in) financing activities	1,905	(59,684)	(39,437)	—	(97,216)
Net change in cash, cash equivalents and restricted cash	—	11,452	(24,262)	—	(12,810)
Cash, cash equivalents and restricted cash, beginning of period	—	23,566	110,698	—	134,264
Cash, cash equivalents and restricted cash, end of period	$—	$35,018	$86,436	$—	$121,454

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     Subsequent Events
On August 15, 2018, an affiliate of the Company ("the Issuer") completed the issuance and sale of asset-backed notes at a face amount of $358.3 million secured by the transferred customer accounts receivables and restricted cash held by a VIE, which resulted in net proceeds to us of $355.7 million, net of transaction costs and restricted cash held by the VIE. Net proceeds from the offering were used to repay indebtedness under the Company’s asset-based credit facility and for other general corporate purposes. The asset-backed notes mature on January 17, 2023 and consist of the Issuer’s 3.25% $219.2 million Asset Backed Fixed Rate Notes, Class A, Series 2018-A, 4.65% $69.6 million Asset Backed Fixed Rate Notes, Class B, Series 2018-A, and 6.02% $69.6 Asset Backed Fixed Rate Notes, Class C, Series 2018-A.

CONN'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws, including but not limited to, the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Such forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements containing the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “predict,” “will,” “potential,” or the negative of such terms or other similar expressions are generally forward-looking in nature and not historical facts. Such forward-looking statements are based on our current expectations. We can give no assurance that such statements will prove to be correct, and actual results may differ materially. A wide variety of potential risks, uncertainties, and other factors could materially affect our ability to achieve the results either expressed or implied by our forward-looking statements including, but not limited to: general economic conditions impacting our customers or potential customers; our ability to execute periodic securitizations of future originated customer loans on favorable terms; our ability to continue existing customer financing programs or to offer new customer financing programs; changes in the delinquency status of our credit portfolio; unfavorable developments in ongoing litigation; increased regulatory oversight; higher than anticipated net charge-offs in the credit portfolio; the success of our planned opening of new stores; technological and market developments and sales trends for our major product offerings; our ability to manage effectively the selection of our major product offerings; our ability to protect against cyber-attacks or data security breaches and to protect the integrity and security of individually identifiable data of our customers and employees; our ability to fund our operations, capital expenditures, debt repayment and expansion from cash flows from operations, borrowings from our revolving credit facility, and proceeds from accessing debt or equity markets; and other risks detailed in Part I, Item 1A, Risk Factors, in our 2018 Form 10-K, Part II, Item 1A, Risk Factors, in this Form 10-Q and other reports filed with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We disclaim any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise, or to provide periodic updates or guidance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
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
Executive Summary
Total revenues were $384.6 million for the three months ended July 31, 2018 compared to $366.6 million for the three months ended July 31, 2017, an increase of $18.0 million or 4.9%. Retail revenues were $296.4 million for the three months ended July 31, 2018 compared to $286.5 million for the three months ended July 31, 2017, an increase of $9.9 million or 3.5%. The increase in retail revenue was primarily driven by an increase in same store sales of 0.3% and by new store growth. Credit revenues were $88.2 million for the three months ended July 31, 2018 compared $80.1 million for the three months ended July 31, 2017, an increase of $8.1 million or 10.1%. The increase in credit revenue resulted from the origination of our higher-yielding direct loan product, which resulted in an increase in the portfolio yield rate to 21.3% from 18.7%, and by a 1.5% increase in the average balance of the customer receivable portfolio.
Retail gross margin for the three months ended July 31, 2018 was 41.4%, an increase of 160 basis points from the 39.8% reported for the three months ended July 31, 2017. The increase in retail gross margin was driven by improved product margins in almost all product categories.
Selling, general and administrative expense (“SG&A”) for the three months ended July 31, 2018 was $120.7 million compared to $111.6 million for the three months ended July 31, 2017, an increase of $9.1 million, or 8.1%. The SG&A increase in the retail segment was primarily due to an increase in new store occupancy costs, an increase in compensation cost and an increase in the corporate overhead allocation, offset by a decrease in advertising expense. The SG&A increase in the credit segment was primarily due to an increase in compensation costs, third-party legal expenses related to bankruptcy collection efforts and an increase in the corporate overhead allocation. The increase in the corporate overhead allocation made to each of the segments was driven by investments we are making in information technology, other personnel to support long-term performance improvement initiatives and an increase in accrued compensation.
The provision for bad debts increased to $50.8 million for the three months ended July 31, 2018 from $49.4 million for the three months ended July 31, 2017, an increase of $1.3 million. The change reflects a greater decrease in the allowance for bad debts during the three months ended July 31, 2017 as compared to the three months ended July 31, 2018, partially offset by a year-over-year reduction in the net charge-offs of $3.0 million. The greater decrease in the allowance for bad debts was primarily driven by the inclusion of changes in first payment default rates and changes in delinquency balances to our allowance for bad debts framework made during the three months ended July 31, 2017.
Interest expense decreased to $15.6 million for the three months ended July 31, 2018, compared to $20.0 million for the three months ended July 31, 2017, primarily reflecting a decrease in our cost of borrowing as a result of lower pricing on our securitization transactions coupled with a lower average outstanding balance of debt.
Net income for the three months ended July 31, 2018 was $17.0 million or $0.53 per diluted share, which included net pre-tax charges of $1.7 million, or $0.04 per diluted share, related to the loss on extinguishment of debt from the retirement of our Series 2017-A Class B and C Notes (the “2017-A Redeemed Notes”) and a contingency reserve related to a regulatory matter. This compares to net income for the three months ended July 31, 2017 of $4.3 million, or $0.14 per diluted share, which included net pre-tax charges of $6.2 million, or $0.12 per diluted share, primarily related to executive management severance costs, an increase in our indirect tax audit reserve, and the loss on extinguishment of debt related to the early redemption of our Series 2015-A Class B Notes (the “2015-A Redeemed Notes”).
Company Initiatives
In the second quarter of fiscal year 2019, we maintained our focus on enhancing our credit platform to support the pursuit of our long-term growth objectives.  Our credit segment continued to improve, reflecting the higher yield we earn on our direct loan product, more sophisticated underwriting, which has led to lower delinquency rates and losses, and better execution and performance in the capital markets, which has led to lower cost of funds.  We continue to see the benefit in our credit operations from the structural changes we have made to increase yield, reduce losses and improve overall credit performance.  Retail operating margins remained strong, demonstrating our differentiated business model, improved product mix, and emphasis on disciplined cost management.  We delivered the following financial and operational results in the second quarter of fiscal year 2019:

•	Recorded our first quarter of positive same store sales in three years;

•	Posted our sixth consecutive quarter of profitability, driven by a 35% increase in operating income compared to the second quarter of fiscal year 2018;

•
Delivered record second quarter retail gross margin of 41.4%, an increase of 160 basis points compared to 39.8% in the second quarter of fiscal year 2018, driven primarily by improved product margins and continued focus on increasing efficiencies;

•	Delivered record quarterly yield on our customer receivables portfolio of 21.3% as a result of the continued seasoning of loans originated under our higher-yielding direct loan program;

•	Reduced, year-over-year, the balance of accounts 60 days past due as a percentage of the customer receivables portfolio to 9.0% at July 31, 2018 from 10.4% at July 31, 2017; and

•
Realized a reduction in interest expense as a result of our deleveraging efforts combined with the continued successful execution of our asset-backed securitization program, which led to a 22% reduction in interest expense compared to the second quarter of fiscal year 2018.

•
Successfully renegotiated the terms under our Revolving Credit Facility, including reducing the aggregate commitment from $750 million to $650 million, decreasing the maximum unused fee by 25 basis points and extending the maturity of the facility from three to four years.

We believe that we have laid the foundation to execute our long-term growth strategy and prudently manage financial and operational risk while maximizing shareholder value. We have identified the following strategic priorities for fiscal year 2019:

•	Increase net income by improving performance across our core operational and financial metrics: same store sales, retail margin, portfolio yield, charge-off rate, and interest expense;

•	Open seven to nine new stores in our current geographic footprint to leverage our existing infrastructure, two of which were successfully opened in the first half of fiscal year 2019;

•	Increase interest income on our loan portfolio by continuing to originate higher-yielding loans;

•	Continue to refine and enhance our underwriting platform;

•	Reduce our interest expense despite a rising rate environment;

•	Optimize our mix of quality, branded products and gain efficiencies in our warehouse, delivery and transportation operations to increase our retail gross margin;

•	Continue to grow our lease-to-own sales; and

•	Maintain disciplined oversight of our selling, general and administrative expenses.
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
Results of Operations
The following tables present certain financial and other information, on a consolidated basis:

Consolidated:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2018	2017	Change	2018	2017	Change
Revenues:
Total net sales	$296,313	$286,413	$9,900	$572,069	$565,698	$6,371
Finance charges and other revenues	88,307	80,234	8,073	170,938	156,775	14,163
Total revenues	384,620	366,647	17,973	743,007	722,473	20,534
Costs and expenses:
Cost of goods sold	173,627	172,306	1,321	340,216	344,256	(4,040)
Selling, general and administrative expense	120,690	111,632	9,058	235,568	218,169	17,399
Provision for bad debts	50,751	49,449	1,302	94,907	105,379	(10,472)
Charges and credits	300	4,068	(3,768)	300	5,295	(4,995)
Total costs and expenses	345,368	337,455	7,913	670,991	673,099	(2,108)
Operating income	39,252	29,192	10,060	72,016	49,374	22,642
Interest expense	15,566	20,039	(4,473)	32,386	44,047	(11,661)
Loss on extinguishment of debt	1,367	2,097	(730)	1,773	2,446	(673)
Income before income taxes	22,319	7,056	15,263	37,857	2,881	34,976
Provision for income taxes	5,308	2,783	2,525	8,114	1,188	6,926
Net income	$17,011	$4,273	$12,738	$29,743	$1,693	$28,050

Supplementary Operating Segment Information
Operating segments are defined as components of an enterprise that engage in business activities and for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources and assess performance. We are a leading specialty retailer and offer a broad selection of quality, branded durable consumer goods and related services in addition to a proprietary credit solution for our core credit-constrained consumers. We have two operating segments: (i) retail and (ii) credit. Our operating segments complement one another. The retail segment operates primarily through our stores and website and its product offerings include furniture and mattresses, home appliances, consumer electronics and home office products from leading global brands across a wide range of price points. Our credit segment offers affordable financing solutions to a large, under-served population of credit-constrained consumers who typically have limited credit alternatives. Our operating segments provide customers the opportunity to comparison shop across brands with confidence in our competitive prices as well as affordable monthly payment options, next day delivery and installation in the majority of our markets, and product repair service. We believe our large, attractively merchandised retail stores and credit solutions offer a distinctive value proposition compared to other retailers that target our core customer demographic. The operating segments follow the same accounting policies used in our Condensed Consolidated Financial Statements.
We evaluate a segment’s performance based upon operating income before taxes. Selling, general and administrative expense includes the direct expenses of the retail and credit operations, allocated corporate overhead expenses, and a charge to the credit segment to reimburse the retail segment for expenses it incurs related to occupancy, personnel, advertising and other direct costs of the retail segment which benefit the credit operations by sourcing credit customers and collecting payments. The reimbursement received by the retail segment from the credit segment is estimated using an annual rate of 2.5% multiplied by the average portfolio balance for each applicable period.
The following tables represent total revenues, costs and expenses, operating income (loss) and income (loss) before taxes attributable to these operating segments for the periods indicated:

Retail Segment:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2018	2017	Change	2018	2017	Change
Revenues:
Product sales	$267,179	$259,593	$7,586	$516,493	$510,955	$5,538
Repair service agreement commissions	25,662	23,519	2,143	48,525	48,215	310
Service revenues	3,472	3,301	171	7,051	6,528	523
Total net sales	296,313	286,413	9,900	572,069	565,698	6,371
Other revenues	98	92	6	112	172	(60)
Total revenues	296,411	286,505	9,906	572,181	565,870	6,311
Costs and expenses:
Cost of goods sold	173,627	172,306	1,321	340,216	344,256	(4,040)
Selling, general and administrative expense (1)	83,003	78,667	4,336	160,755	152,614	8,141
Provision for bad debts	243	165	78	503	395	108
Charges and credits	300	4,068	(3,768)	300	5,295	(4,995)
Total costs and expenses	257,173	255,206	1,967	501,774	502,560	(786)
Operating income	$39,238	$31,299	$7,939	$70,407	$63,310	$7,097
Number of stores:
Beginning of period	118	115		116	113
Opened	—	1		2	3
End of period	118	116		118	116

Credit Segment:	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2018	2017	Change	2018	2017	Change
Revenues:
Finance charges and other revenues	$88,209	$80,142	$8,067	$170,826	$156,603	$14,223
Costs and expenses:
Selling, general and administrative expense (1)	37,687	32,965	4,722	74,813	65,555	9,258
Provision for bad debts	50,508	49,284	1,224	94,404	104,984	(10,580)
Total cost and expenses	88,195	82,249	5,946	169,217	170,539	(1,322)
Operating income (loss)	14	(2,107)	2,121	1,609	(13,936)	15,545
Interest expense	15,566	20,039	(4,473)	32,386	44,047	(11,661)
Loss on extinguishment of debt	1,367	2,097	(730)	1,773	2,446	(673)
Loss before income taxes	$(16,919)	$(24,243)	$7,324	$(32,550)	$(60,429)	$27,879

(1)
For the three months ended July 31, 2018 and 2017, the amount of corporate overhead allocated to each segment reflected in selling, general and administrative expense was $9.3 million and $7.7 million, respectively. For the three months ended July 31, 2018 and 2017, the amount of reimbursements made to the retail segment by the credit segment were $9.4 million and $9.2 million, respectively. For the six months ended July 31, 2018 and 2017, the amount of corporate overhead allocated to each segment reflected in selling, general and administrative expense was $17.6 million and $14.2 million, respectively. For the six months ended July 31, 2018 and 2017, the amount of reimbursement made to the retail segment by the credit segment was $18.8 million and $18.7 million, respectively.

Three Months Ended July 31, 2018 Compared to Three Months Ended July 31, 2017
Revenues
The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Three Months Ended July 31,					%	Same Store
(dollars in thousands)	2018	% of Total	2017	% of Total	Change	Change	% Change
Furniture and mattress (1)	$97,066	32.8%	$95,297	33.3%	$1,769	1.9%	(2.3)%
Home appliance	91,471	30.9	89,085	31.1	2,386	2.7	0.4
Consumer electronics (1)	55,654	18.8	52,946	18.5	2,708	5.1	5.3
Home office (1)	19,289	6.5	17,862	6.2	1,427	8.0	8.5
Other	3,699	1.2	4,403	1.5	(704)	(16.0)	(18.2)
Product sales	267,179	90.2	259,593	90.6	7,586	2.9	0.6
Repair service agreement commissions (2)	25,662	8.6	23,519	8.2	2,143	9.1	(1.9)
Service revenues	3,472	1.2	3,301	1.2	171	5.2
Total net sales	$296,313	100.0%	$286,413	100.0%	$9,900	3.5%	0.3%

(1)
During the three months ended July 31, 2017, we reclassified certain products from the consumer electronics and home office product categories into the furniture and mattress product category. Net sales of these products reflected in the consumer electronics and home office product categories for the three months ended July 31, 2017 were $2.6 million and $0.8 million, respectively. The change in same store sales reflects the current product classification for both periods presented.

(2)	The total change in sales of repair service agreement commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The following provides a summary of the same store sales performance of our product categories during the three months ended July 31, 2018 as compared to the three months ended July 31, 2017:

•	Furniture unit volume decreased 4.3%, partially offset by a 2.5% increase in average selling price;

•	Mattress unit volume decreased 13.8%, partially offset by a 11.8% increase in average selling price;

•	Home appliance average selling price increased 7.4%, partially offset by a 6.5% decrease in unit volume;

•	Consumer electronic unit volume increased 2.2% and average sales price increased 3.0%; and

•	Home office unit volume increased 13.7%, partially offset by a 4.5% decrease in average selling price.
The following table provides the change of the components of finance charges and other revenues:

	Three Months Ended July 31,
(in thousands)	2018	2017	Change
Interest income and fees	$80,435	$69,490	$10,945
Insurance income	7,774	10,652	(2,878)
Other revenues	98	92	6
Finance charges and other revenues	$88,307	$80,234	$8,073
The increase in interest income and fees was due to a yield rate of 21.3% during the three months ended July 31, 2018, 260 basis points higher than the three months ended July 31, 2017, and by an increase of 1.5% in the average balance of the customer receivable portfolio. The increase in the yield rate resulted from the origination of our higher-yielding direct loan product. Insurance income decreased over the prior year period primarily due to a decrease in retrospective income as a result of higher claim volumes related to Hurricane Harvey.
The following table provides key portfolio performance information:

	Three Months Ended July 31,
(dollars in thousands)	2018	2017	Change
Interest income and fees	$80,435	$69,490	$10,945
Net charge-offs	(51,642)	(54,626)	2,984
Interest expense	(15,566)	(20,039)	4,473
Net portfolio income (loss)	$13,227	$(5,175)	$18,402
Average portfolio balance	$1,497,635	$1,475,822	$21,813
Interest income and fee yield (annualized)	21.3%	18.7%
Net charge-off % (annualized)	13.8%	14.8%
Retail Gross Margin

	Three Months Ended July 31,
(dollars in thousands)	2018	2017	Change
Retail total net sales	$296,313	$286,413	$9,900
Cost of goods sold	173,627	172,306	1,321
Retail gross margin	$122,686	$114,107	$8,579
Retail gross margin percentage	41.4%	39.8%
The increase in retail gross margin was driven by improved product margins in almost all product categories.
Selling, General and Administrative Expense

	Three Months Ended July 31,
(dollars in thousands)	2018	2017	Change
Selling, general and administrative expense:
Retail segment	$83,003	$78,667	$4,336
Credit segment	37,687	32,965	4,722
Selling, general and administrative expense - Consolidated	$120,690	$111,632	$9,058
Selling, general and administrative expense as a percent of total revenues	31.4%	30.4%

The SG&A increase in the retail segment was primarily due to an increase in new store occupancy costs, an increase in compensation costs and an increase in the corporate overhead allocation, offset by a decrease in advertising expense. The SG&A increase in the credit segment was primarily due to an increase in compensation costs, third-party legal expenses related to bankruptcy collection efforts, and an increase in the corporate overhead allocation. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the three months ended July 31, 2018 increased 120 basis points as compared to the three months ended July 31, 2017. The increase in the corporate overhead allocation made to each of the segments was driven by investments we are making in information technology, other personnel to support long-term performance improvement initiatives and an increase in accrued compensation.
Provision for Bad Debts

	Three Months Ended July 31,
(dollars in thousands)	2018	2017	Change
Provision for bad debts:
Retail segment	$243	$165	$78
Credit segment	50,508	49,284	1,224
Provision for bad debts - Consolidated	$50,751	$49,449	$1,302
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	13.5%	13.4%
The provision for bad debts increased to $50.8 million for the three months ended July 31, 2018 from $49.4 million for the three months ended July 31, 2017, an increase of $1.3 million. The change reflects a greater decrease in the allowance for bad debts during the three months ended July 31, 2017 as compared to the three months ended July 31, 2018, partially offset by a year-over-year reduction in net charge-offs of $3.0 million. The greater decrease in the allowance for bad debts was primarily driven by the inclusion of changes in first payment default rates and changes in delinquency balances to our allowance for bad debts framework made during the three months ended July 31, 2017.
Charges and Credits

	Three Months Ended July 31,
(in thousands)	2018	2017	Change
Store and facility closure costs	$—	$122	$(122)
Securities-related regulatory matter and other legal fees	300	34	266
Employee severance	—	1,317	(1,317)
Indirect tax audit reserve	—	2,595	(2,595)
	$300	$4,068	$(3,768)
During the three months ended July 31, 2018, we incurred costs associated with a contingency reserve related to a regulatory matter. During the three months ended July 31, 2017, we primarily incurred charges related to severance costs due to a change in our executive management team and a charge related to an increase to our indirect tax audit reserve.
Interest Expense
For the three months ended July 31, 2018, net interest expense decreased by $4.5 million from the prior year comparative period primarily reflecting a decrease in our cost of borrowing as a result of lower pricing on our securitization transactions coupled with a lower average outstanding balance of debt.
Loss on Extinguishment of Debt
During the three months ended July 31, 2018, we recorded a $1.4 million loss on extinguishment of debt related to the early retirement of our 2017-A Redeemed Notes and call premiums. During the three months ended July 31, 2017, we wrote-off $2.1 million of debt issuance costs related to the early retirement of our 2015-A Redeemed Notes.

Provision for Income Taxes

	Three Months Ended July 31,
(dollars in thousands)	2018	2017	Change
Provision for income taxes	$5,308	$2,783	$2,525
Effective tax rate	23.8%	39.4%
The increase in income tax expense for the three months ended July 31, 2018 compared to the three months ended July 31, 2017 was primarily driven by an increase in taxable income offset by a decrease in our effective tax rate pursuant to H.R. 1, originally known as the Tax Cuts and Jobs Act (“The Tax Act”), which reduced the federal statutory income tax rate from 35% to 21%.
Six Months Ended July 31, 2018 Compared to Six Months Ended July 31, 2017
Revenues
The following table provides an analysis of retail net sales by product category in each period, including repair service agreement commissions and service revenues, expressed both in dollar amounts and as a percent of total net sales:

	Six Months Ended July 31,					%	Same Store
(dollars in thousands)	2018	% of Total	2017	% of Total	Change	Change	% Change
Furniture and mattress (1)	$194,086	33.9%	$189,740	33.5%	$4,346	2.3%	(2.6)%
Home appliance	169,494	29.6	169,207	29.9	287	0.2	(1.8)
Consumer electronics (1)	107,956	18.9	108,699	19.2	(743)	(0.7)	0.3
Home office (1)	37,599	6.6	34,650	6.1	2,949	8.5	10.6
Other	7,358	1.3	8,659	1.6	(1,301)	(15.0)	(17.8)
Product sales	516,493	90.3	510,955	90.3	5,538	1.1	(1.1)
Repair service agreement commissions (2)	48,525	8.5	48,215	8.5	310	0.6	(4.4)
Service revenues	7,051	1.2	6,528	1.2	523	8.0
Total net sales	$572,069	100.0%	$565,698	100.0%	$6,371	1.1%	(1.5)%

(1)
During the three months ended July 31, 2017, we reclassified certain products from the consumer electronics and home office product categories into the furniture and mattress product category. Net sales of these products reflected in the consumer electronics and home office product categories for the six months ended July 31, 2017 were $5.4 million and $1.6 million, respectively. The change in same store sales reflects the current product classification for both periods presented.

(2)	The total change in sales of repair service agreement commissions includes retrospective commissions, which are not reflected in the change in same store sales.
The following provides a summary of the same store sales performance of our product categories during the six months ended July 31, 2018 as compared to the six months ended July 31, 2017:

•	Furniture unit volume decreased 7.2%, partially offset by a 4.4% increase in average selling price;

•	Mattress unit volume decreased 10.7%, partially offset by a 10.5% increase in average selling price;

•	Home appliance unit volume decreased 6.3%, partially offset by a 4.8% increase in average selling price;

•	Consumer electronic average selling price increased 1.5%, partially offset by a 1.2% decrease in unit volume; and

•	Home office unit volume increased 25.9%, partially offset by a 12.2% decrease in average selling price.

The following table provides the change of the components of finance charges and other revenues:

	Six Months Ended July 31,
(in thousands)	2018	2017	Change
Interest income and fees	$156,781	$136,621	$20,160
Insurance income	14,045	19,982	(5,937)
Other revenues	112	172	(60)
Finance charges and other revenues	$170,938	$156,775	$14,163
The increase in interest income and fees was due to a yield rate of 21.0% during the six months ended July 31, 2018, 260 basis points higher than the six months ended July 31, 2017, and by an increase of 0.5% in the average balance of the customer receivable portfolio. The increase in the yield rate resulted from the origination of our higher-yielding direct loan product. Insurance income decreased over the prior year period primarily due to a decrease in retrospective income as a result of higher claim volumes related to Hurricane Harvey.
The following table provides key portfolio performance information:

	Six Months Ended July 31,
(dollars in thousands)	2018	2017	Change
Interest income and fees	$156,781	$136,621	$20,160
Net charge-offs	(97,093)	(113,874)	16,781
Interest expense	(32,386)	(44,047)	11,661
Net portfolio income (loss)	$27,302	$(21,300)	$48,602
Average portfolio balance	$1,503,311	$1,495,675	$7,636
Interest income and fee yield (annualized)	21.0%	18.4%
Net charge-off % (annualized)	12.9%	15.2%
Retail Gross Margin

	Six Months Ended July 31,
(dollars in thousands)	2018	2017	Change
Retail total net sales	$572,069	$565,698	$6,371
Cost of goods sold	340,216	344,256	(4,040)
Retail gross margin	$231,853	$221,442	$10,411
Retail gross margin percentage	40.5%	39.1%
The increase in retail gross margin was driven by improved product margins in almost all product categories.
Selling, General and Administrative Expense

	Six Months Ended July 31,
(dollars in thousands)	2018	2017	Change
Selling, general and administrative expense:
Retail segment	$160,755	$152,614	$8,141
Credit segment	74,813	65,555	9,258
Selling, general and administrative expense - Consolidated	$235,568	$218,169	$17,399
Selling, general and administrative expense as a percent of total revenues	31.7%	30.2%
The SG&A increase in the retail segment was primarily due to an increase in new store occupancy costs, an increase in compensation costs and an increase in the corporate overhead allocation, partially offset by a decrease in advertising expense. The SG&A increase in the credit segment was primarily due to an increase in compensation costs, third-party legal expenses related to bankruptcy collection efforts, and an increase in the corporate overhead allocation. As a percent of average total customer portfolio balance (annualized), SG&A for the credit segment in the six months ended July 31, 2018 increased 120 basis points as compared to the six months ended July 31, 2017. The increase in the corporate overhead allocation made to each of the segments was driven by investments we are making in information technology, other personnel to support long-term performance improvement initiatives and an increase in accrued compensation.
Provision for Bad Debts

	Six Months Ended July 31,
(dollars in thousands)	2018	2017	Change
Provision for bad debts:
Retail segment	$503	$395	$108
Credit segment	94,404	104,984	(10,580)
Provision for bad debts - Consolidated	$94,907	$105,379	$(10,472)
Provision for bad debts - Credit segment, as a percent of average portfolio balance (annualized)	12.6%	14.0%
The provision for bad debts decreased to $94.9 million for the six months ended July 31, 2018 from $105.4 million for the six months ended July 31, 2017, a decrease of $10.5 million. The decrease was driven by a year-over-year reduction in net charge-offs of $16.8 million, partially offset by a greater decrease in the allowance for bad debts during the six months ended July 31, 2017 as compared to the six months ended July 31, 2018. The greater decrease in the allowance for bad debts was primarily driven by the inclusion of changes in first payment default rates and changes in delinquency balances to our allowance for bad debts framework made during the six months ended July 31, 2017.
Charges and Credits

	Six Months Ended July 31,
(in thousands)	2018	2017	Change
Store and facility closure costs	$—	$1,349	$(1,349)
Securities-related regulatory matter and other legal fees	300	34	266
Employee severance	—	1,317	(1,317)
Indirect tax audit reserve	—	2,595	(2,595)
	$300	$5,295	$(4,995)
During the six months ended July 31, 2018, we incurred costs associated with a contingency reserve related to a regulatory matter. During the six months ended July 31, 2017, we primarily incurred exit costs associated with reducing the square footage of a distribution center, charges for severance and transition costs due to changes in our executive management team and an increase to our indirect tax audit reserve.
Interest Expense
For the six months ended July 31, 2018, net interest expense decreased by $11.7 million from the prior year comparative period primarily reflecting a decrease in our cost of borrowing as a result of lower pricing on our securitization transactions coupled with a lower average outstanding balance of debt.
Loss on Extinguishment of Debt
During the six months ended July 31, 2018, we recorded a $1.7 million loss on extinguishment of debt primarily related to the early retirement of our 2016-B Redeemed Notes and 2017-A Redeemed Notes. During the six months ended July 31, 2017, we wrote-off $2.4 million of debt issuance costs related to an amendment to our Revolving Credit Facility for lenders that did not continue to participate and the early retirement of our 2015-A Redeemed Notes.

Provision for Income Taxes

	Six Months Ended July 31,
(dollars in thousands)	2018	2017	Change
Provision for income taxes	$8,114	$1,188	$6,926
Effective tax rate	21.4%	41.2%
The increase in income tax expense for the six months ended July 31, 2018 compared to the six months ended July 31, 2017 was primarily driven by an increase in taxable income offset by a decrease in our effective tax rate pursuant to The Tax Act, which reduced the federal statutory income tax rate from 35% to 21%, and a $0.8 million tax benefit related to the vesting of equity compensation.
Customer Receivable Portfolio
We provide in-house financing to individual consumers on a short- and medium-term basis (contractual terms generally range from 12 to 36 months) for the purchase of durable products for the home. A significant portion of our customer credit portfolio is due from customers that are considered higher-risk, subprime borrowers. Our financing is executed using contracts that require fixed monthly payments over fixed terms. We maintain a secured interest in the product financed. If a payment is delayed, missed or paid only in part, the account becomes delinquent. Our collection personnel attempt to contact a customer once their account becomes delinquent. Our loan contracts generally reflect an interest rate between 18% and 30%. During the third quarter of fiscal year 2017, we implemented our direct consumer loan program across all Texas locations. During the first quarter of fiscal year 2018, we implemented our direct consumer loan program in all Louisiana locations. During the third quarter of fiscal year 2018, we implemented our direct consumer loan program in all Tennessee and Oklahoma locations. The states of Texas, Louisiana, Tennessee and Oklahoma represented approximately 78% of our originations during the six months ended July 31, 2018, which, under our previous offerings, had a maximum equivalent interest rate of approximately 21%, compared to an interest rate of up to 27% in Oklahoma and up to 30% in Texas, Louisiana and Tennessee under our new direct consumer loan programs. In states where regulations do not generally limit the interest rate charged, we increased our rates in the third quarter of fiscal year 2017 to 29.99%. These states represented 10% of our originations during the six months ended July 31, 2018.
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

The following tables present, for comparison purposes, information about our managed portfolio (information reflects on a combined basis the securitized receivables transferred to the VIEs and receivables not transferred to the VIEs):

	As of July 31,
	2018	2017
Weighted average credit score of outstanding balances(1)	594	589
Average outstanding customer balance	$2,503	$2,375
Balances 60+ days past due as a percentage of total customer portfolio balance(2)	9.0%	10.4%
Re-aged balance as a percentage of total customer portfolio balance(2)(3)	24.3%	16.0%
Account balances re-aged more than six months (in thousands)	$84,148	$75,694
Allowance for bad debts as a percentage of total customer portfolio balance	13.5%	13.7%
Percent of total customer portfolio balance represented by no-interest option receivables	20.9%	24.1%

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Total applications processed	295,564	297,587	579,050	587,914
Weighted average origination credit score of sales financed(1)	610	609	609	608
Percent of total applications approved and utilized	31.4%	32.8%	30.9%	32.1%
Average down payment	2.6%	3.0%	2.8%	3.3%
Average income of credit customer at origination	$43,700	$42,300	$43,700	$42,200
Percent of retail sales paid for by:
In-house financing, including down payment received	70.5%	72.6%	70.3%	71.6%
Third-party financing	16.4%	17.2%	15.7%	16.2%
Third-party lease-to-own option	6.4%	3.8%	6.9%	5.7%
	93.3%	93.6%	92.9%	93.5%

(1)	Credit scores exclude non-scored accounts.

(2)	Accounts that become delinquent after being re-aged are included in both the delinquency and re-aged amounts.

(3)
The re-aged balance as a percentage of total customer portfolio as of July 31, 2018 includes $41.6 million, or 2.8%, in first time re-ages related to customers affected by Hurricane Harvey within FEMA-designated disaster areas.

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
For customer accounts receivable (excluding restructured accounts), the allowance for uncollectible accounts as a percentage of the outstanding portfolio balance decreased to 10.7% as of July 31, 2018 from 11.0% as of July 31, 2017. The percentage of non-restructured accounts greater than 60 days past due decreased 130 basis points over the prior year period to 7.1% as of July 31, 2018 from 8.4% as of July 31, 2017.
For restructured accounts, the allowance for uncollectible accounts as a percentage of the portfolio balance was 35.4% as of July 31, 2018 as compared to 38.6% as of July 31, 2017. This 320 basis point decrease reflects the impact of improved delinquency rates.
The percent of bad debt charge-offs, net of recoveries, to average portfolio balance was 13.8% for the three months ended July 31, 2018 as compared to 14.8% for the three months ended July 31, 2017. The decrease was primarily due to the seasoning of loans originated with tighter underwriting standards and improvements in recoveries due to enhancements in our collections program.
As of July 31, 2018 and 2017, balances under no-interest programs included within customer receivables were $315.1 million and $356.6 million, respectively.

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
Operating cash flows.  For the six months ended July 31, 2018, net cash provided by operating activities was $155.7 million compared to $90.5 million for the six months ended July 31, 2017. The increase in net cash provided by operating activities was primarily driven by an increase in cash provided by working capital due to the collection of an income tax receivable and an increase in net income when adjusted for non-cash activity.
Investing cash flows.  For the six months ended July 31, 2018, net cash used in investing activities was $12.2 million compared to $6.1 million for the six months ended July 31, 2017. The change was primarily the result of higher capital expenditures due to investments in new stores and technology investments we are making to support long-term growth.
Financing cash flows.  For the six months ended July 31, 2018, net cash used in financing activities was $183.6 million compared to $97.2 million for the six months ended July 31, 2017. During the six months ended July 31, 2018, the issuance of additional funding under the Warehouse Notes resulted in net proceeds of $169.7 million, net of transaction costs and restricted cash. The proceeds from the multiple fundings of the Warehouse Notes were used to early retire our Series 2016-B Class B Notes (the “2016-B Redeemed Notes”) and our Series 2017-A Class B and C Notes (the “2017-A Redeemed Notes”). Cash collections from the securitized receivables were used to make payments on the asset-backed notes of approximately $534.1 million during the six months ended July 31, 2018 compared to approximately $583.3 million in the comparable prior year period. During the six months ended July 31, 2018, net borrowings under our Revolving Credit Facility were $184.2 million compared to $22.5 million for the six months ended July 31, 2017. During the six months ended July 31, 2017, the 2017-A VIE issued asset-backed notes resulting in net proceeds to us of approximately $456.7 million, net of transaction costs and restricted cash held by the 2017-A VIE, which were used to pay down the entire balance on our Revolving Credit Facility and for other general corporate purposes.
Senior Notes. On July 1, 2014, we issued $250.0 million of the unsecured Senior Notes due July 2022 bearing interest at 7.25%, pursuant to an indenture dated July 1, 2014 (the “Indenture”), among Conn's, Inc., its subsidiary guarantors (the “Guarantors”) and U.S. Bank National Association, as trustee. The effective interest rate of the Senior Notes after giving effect to the discount and issuance costs is 7.8%.
The Indenture restricts the Company's and certain of its subsidiaries' ability to: (i) incur indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock (“restricted payments”); (iii) prepay, redeem or repurchase debt that is junior in right of payment to the notes; (iv) make loans and certain investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; and (viii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. Specifically, limitations on restricted payments are only effective if one or more of the following occurred: (1) a default were to exist under the Indenture, (2) we could not satisfy a debt incurrence test, and (3) the aggregate amount of restricted payments were to exceed an amount tied to consolidated net income. These limitations, however, are subject to two exceptions: (1) an exception that permits the payment of up to $375.0 million in restricted payments, and (2) an exception that permits restricted payments regardless of dollar amount so long as, after giving pro forma effect to the dividends and other restricted payments, we would have had a leverage ratio, as defined under the Indenture, of less than or equal to 2.50 to 1.0. As a result of these exceptions, as of July 31, 2018, $200.5 million would have been free from the distribution restriction. During any time when the Senior Notes are rated investment grade by either of Moody's Investors Service, Inc. or Standard & Poor's Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we will cease to be subject to such covenants during such period. Events of default under the Indenture include customary events, such as a cross-acceleration provision in the event that we fail to make payment of other indebtedness prior to the expiration of any applicable grace period or upon acceleration of indebtedness prior to its stated maturity date in an amount exceeding $25.0 million, as well as in the event a judgment is entered against us in excess of $25.0 million that is not discharged, bonded or insured.
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
The asset-backed notes consist of the following:

Asset-Backed Notes	Original Principal Amount	Original Net Proceeds(1)	Current Principal Amount	Issuance Date	Maturity Date	Fixed Interest Rate	Effective Interest Rate(2)
2017-B Class A Notes	$361,400	$358,945	$99,595	12/20/2017	7/15/2020	2.73%	5.14%
2017-B Class B Notes	132,180	131,281	132,180	12/20/2017	4/15/2021	4.52%	5.23%
2017-B Class C Notes	78,640	77,843	78,640	12/20/2017	11/15/2022	5.95%	6.35%
Warehouse Notes	121,060	118,972	121,060	7/16/2018	1/15/2020	Index + 2.50% (3)	7.62%
Total	$693,280	$687,041	$431,475

(1)	After giving effect to debt issuance costs and restricted cash held by the VIEs.

(2)	For the six months ended July 31, 2018, and inclusive of retrospective adjustments to deferred debt issuance costs based on changes in timing of actual and expected cash flows.

(3)	The rate on the Warehouse Notes is defined as the applicable index plus a 2.50% fixed margin.
On February 15, 2018, affiliates of the Company closed on a $52.2 million financing under a receivables warehouse financing transaction entered into on February 6, 2018 (the “Warehouse Notes”). The net proceeds of the Warehouse Notes were used to prepay in full the 2016-B Redeemed Notes that were still outstanding as of February 15, 2018.
On February 15, 2018, the Company completed the redemption of the 2016-B Redeemed Notes at an aggregate redemption price of $73.6 million (which was equal to the entire outstanding principal of, plus accrued interest and the call premiums on, the 2016-B Redeemed Notes). The net funds used to call the notes was $50.3 million, which is equal to the redemption price less adjustments of $23.3 million for funds held in reserve and collection accounts in accordance with the terms of the applicable indenture governing the 2016-B Redeemed Notes. The difference between the net proceeds of the Warehouse Notes and the carrying value of the 2016-B Redeemed Notes at redemption was used to fund fees, expenses and a reserve account related to the Warehouse facility. In connection with the early redemption of the 2016-B Redeemed Notes, we wrote-off $0.4 million as a loss on extinguishment of debt.
On July 16, 2018, affiliates of the Company closed on $121.1 million of additional financing under a receivables warehouse financing transaction entered into on July 9, 2018 (the “Additional Funding”). The net proceeds of the Additional Funding were used to prepay in full the Series 2017-A Class B and C Notes (the “2017-A Redeemed Notes”) that were still outstanding as of July 16, 2018.
On July 16, 2018, the Company completed the redemption of the 2017-A Redeemed Notes at an aggregate redemption price of $127.2 million (which was equal to the entire outstanding principal of, plus accrued interest and the call premiums on the 2017-A Redeemed Notes). The net funds used to call the notes was $119.0 million, which is equal to the redemption price less adjustments of $8.2 million for funds held in reserve and collection accounts in accordance with the terms of the applicable indenture governing the 2017-A Redeemed Notes. The difference between the net proceeds of the Additional Funding and the carrying value of the 2017-A Redeemed Notes at redemption was used to fund fees, expenses and a reserve account related to the warehouse facility. In connection with the early redemption of the 2017-A Redeemed Notes, we wrote-off $1.2 million as a loss on extinguishment of debt.
See “Item 1. Financial Statements—Note 10” for more information on our Subsequent Event related to our asset-backed notes.

Revolving Credit Facility. On May 23, 2018, Conn's, Inc. and certain of its subsidiaries (the “Borrowers”) entered into a Fourth Amendment to the Fourth Amended and Restated Loan and Security Agreement, dated as of October 30, 2015, with certain lenders, which provides for a $650.0 million asset-based revolving credit facility (the “Revolving Credit Facility”) under which credit availability is subject to a borrowing base.
The Fourth Amendment, among other things, (a) extends the maturity date of the credit facility to May 23, 2022; (b) provides for a reduction in the aggregate commitments from $750 million to $650 million; (c) amends the method by which the applicable margin is calculated to be based on the total leverage ratio (ratio of total liabilities less the sum of qualified cash and ABS qualified cash to tangible net worth), with the applicable margin ranging from 2.50% to 3.25% for LIBOR loans and from 1.50% to 2.25% for base rate loans; (d) eliminates a $10 million availability block in calculating the borrowing base; (e) increases the maximum accounts receivable advance rate from 75% to 80%; (f) decreases the maximum unused line fee by 25 basis points, from 75 basis points to 50 basis points; (g) eliminates the cash recovery covenant; (h) modifies the maximum inventory component of the borrowing base from $175 million to 33.33% of revolving loan commitments in effect; (i) modifies the interest coverage covenant such that the minimum interest coverage on a trailing two quarter basis is 1.5x and the minimum interest coverage during any single quarter is 1.0x; (j) increases the maximum capital expenditures from $75 million to $100 million during any period of four consecutive fiscal quarters; and (k) modifies the ability of the Company to effect future securitizations of its customer receivables portfolio, including adding the ability of the Company to enter into revolving ABS transactions.

Subsequent to the adoption of the Fourth Amendment, loans under the Revolving Credit Facility bear interest, at our option, at a rate equal to LIBOR plus the applicable margin based on facility availability which specified a margin ranging from 2.50% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. As of July 31, 2018, we also paid an unused fee on the portion of the commitments that was available for future borrowings or letters of credit at a rate ranging from 0.25% to 0.50% per annum, depending on the average outstanding balance and letters of credit of the Revolving Credit Facility in the immediately preceding quarter. The weighted-average interest rate on borrowings outstanding and including unused line fees under the Revolving Credit Facility was 6.5% for the six months ended July 31, 2018.
The Revolving Credit Facility provides funding based on a borrowing base calculation that includes customer accounts receivable and inventory, and provides for a $40.0 million sub-facility for letters of credit to support obligations incurred in the ordinary course of business. The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company, excluding the assets of the VIEs. As of July 31, 2018, we had immediately available borrowing capacity of $366.6 million under our Revolving Credit Facility, net of standby letters of credit issued of $2.8 million. We also had $19.4 million that may become available under our Revolving Credit Facility if we grow the balance of eligible customer receivables and our total eligible inventory balances.
The Revolving Credit Facility places restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions on equity interests, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. The Revolving Credit Facility restricts our ability to make dividends and distributions unless no event of default exists and a liquidity test is satisfied. Subsidiaries of the Company may pay dividends and make distributions to the Company and other obligors under the Revolving Credit Facility without restriction. As of July 31, 2018, we were restricted from making distributions, including repayments of the Senior Notes or other distributions, in excess of $212.3 million as a result of the Revolving Credit Facility distribution restrictions. The Revolving Credit Facility contains customary default provisions, which, if triggered, could result in acceleration of all amounts outstanding under the Revolving Credit Facility.

Debt Covenants. We were in compliance with our debt covenants at July 31, 2018. A summary of the significant financial covenants that govern our Revolving Credit Facility, as amended, compared to our actual compliance status at July 31, 2018 is presented below:

	Actual	Required Minimum/ Maximum
Interest Coverage Ratio must equal or exceed minimum	3.75:1.00	1.00:1.00
Leverage Ratio must not exceed maximum	2.07:1.00	4.00:1.00
ABS Excluded Leverage Ratio must not exceed maximum	1.40:1.00	2.00:1.00
Capital Expenditures, net, must not exceed maximum	$13.5 million	$100.0 million
All capitalized terms in the above table are defined by the Revolving Credit Facility, as amended, and may or may not agree directly to the financial statement captions in this document. The covenants are calculated quarterly, except for the Capital Expenditures, which is calculated for a period of four consecutive fiscal quarters, as of the end of each fiscal quarter.
Capital Expenditures.  We lease the majority of our stores under operating leases, and our plans for future store locations anticipate operating leases under existing GAAP, but do not exclude store ownership. Our capital expenditures for future new store projects should primarily be for our tenant improvements to the property leased (including any new distribution centers and cross-dock facilities), the cost of which is estimated to be between $1.5 million and $2.0 million per store (before tenant improvement allowances), and for our existing store remodels, estimated to range between $0.3 million and $1.5 million per store remodel (before tenant improvement allowances), depending on store size. In the event we purchase existing properties, our capital expenditures will depend on the particular property and whether it is improved when purchased. We are continuously reviewing new relationships and funding sources and alternatives for new stores, which may include “sale-leaseback” or direct “purchase-lease” programs, as well as other funding sources for our purchase and construction of those projects. If we do not purchase the real property for new stores, our direct cash needs should include only our capital expenditures for tenant improvements to leased properties and our remodel programs for existing stores. We opened two new stores during the first half of fiscal year 2019, and currently plan to open a total of seven to nine new stores during fiscal year 2019. Additionally, we plan to upgrade several of our facilities and continue to enhance our IT systems during fiscal year 2019. Our anticipated capital expenditures for the remainder of fiscal year 2019 are between $23 million and $27 million.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repayment of debt, we rely primarily on cash from operations. As of July 31, 2018, beyond cash generated from operations we had (i) immediately available borrowing capacity of $366.6 million under our Revolving Credit Facility, (ii) $19.4 million that may become available under our Revolving Credit Facility if we grow the balance of eligible customer receivables and our total eligible inventory balances and (iii) $4.4 million of cash on hand. However, we have in the past sought to raise additional capital.
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

Off-Balance Sheet Liabilities and Other Contractual Obligations
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K. The following table presents a summary of our minimum contractual commitments and obligations as of July 31, 2018:

		Payments due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt, including estimated interest payments(1):
Revolving Credit Facility (1)	$308,517	$12,407	$24,814	$271,296	$—
Senior Notes	292,154	16,458	32,915	242,781	—
2017-B Class A Notes(2)	104,921	2,719	102,202	—	—
2017-B Class B Notes(2)	148,369	5,975	142,394	—	—
2017-B Class C Notes(2)	98,741	4,679	9,358	84,704	—
Warehouse Notes(1)	130,350	6,362	123,988	—	—
Capital lease obligations	7,187	1,219	1,221	917	3,830
Operating leases:
Real estate	443,632	62,772	123,194	115,215	142,451
Equipment	3,021	1,179	1,425	417	—
Contractual commitments(3)	84,127	78,507	5,494	126	—
Total	$1,621,019	$192,277	$567,005	$715,456	$146,281

(1)	Estimated interest payments are based on the outstanding balance as of July 31, 2018 and the interest rate in effect at that time.

(2)
The payments due by period for the Senior Notes and asset-backed notes were based on their respective maturity dates and their respective fixed annual interest rate. Actual principal and interest payments on the asset-backed notes will reflect actual proceeds from the securitized customer accounts receivables.

(3)	Contractual commitments primarily includes commitments to purchase inventory of $64.4 million.

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
Loans under the Revolving Credit Facility bear interest, at our option, at a rate of LIBOR plus a margin ranging from 2.50% to 3.25% per annum (depending on quarterly average net availability under the borrowing base) or the alternate base rate plus a margin ranging from 1.50% to 2.25% per annum (depending on quarterly average net availability under the borrowing base). The alternate base rate is a rate per annum equal to the greatest of the prime rate announced by Bank of America, N.A., the federal funds rate plus 0.5%, or LIBOR for a 30-day interest period plus 1.0%. Accordingly, changes in our quarterly average net availability under the borrowing base and LIBOR or the alternate base rate will affect the interest rate on, and therefore our costs under, the Revolving Credit Facility. As of July 31, 2018, the balance outstanding under our Revolving Credit Facility was $261.2 million. A 100 basis point increase in interest rates on the Revolving Credit Facility would increase our borrowing costs by $2.6 million over a 12-month period, based on the balance outstanding at July 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
Based on management's evaluation (with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
For the quarter ended July 31, 2018, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information set forth in Note 6, Contingencies, of the Consolidated Financial Statements in Part I, Item 1, of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
Other than with respect to the amendment and restatement of the risk factor included below, as of the date of the filing, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our 2018 Form 10-K. The risks described in our 2018 Form 10-K and in this quarterly report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Our corporate actions may be substantially controlled by our principal stockholders and affiliated entities. A large proportion of our outstanding common stock is beneficially owned by a small group of principal stockholders and their affiliates, including Stephens Inc., Stephens Group, PAR Capital Management, Inc., and Anchorage Capital Group, LLC (“Anchorage”). Large holders, such as these, may be able to affect matters requiring approval by Company stockholders, including the election of directors and the approval of mergers or other business combination transactions. Additionally, we have granted a waiver of the applicability of the provisions of Section 203 of the DGCL to Anchorage such that Anchorage may increase its position in our common stock up to 20% of the outstanding shares without being subject to Section 203’s restrictions on business combinations. The concentration of ownership of our shares of common stock by the relatively small number of investors and hedge funds may:

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

3.1
Certificate of Incorporation of Conn's, Inc. (incorporated herein by reference to Exhibit 3.1 to Conn's, Inc. registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on September 23, 2003)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated June 3, 2004 (incorporated herein by reference to Exhibit 3.1.1 to Form 10-Q for the quarterly period ended April 30, 2004 (File No. 000-50421) as filed with the Securities and Exchange Commission on June 7, 2004)

3.1.2
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. dated May 30, 2012 (incorporated herein by reference to Exhibit 3.1.2 to Form 10-Q for the quarterly period ended April 30, 2012 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 5, 2012)

3.1.3
Certificate of Correction to the Certificate of Amendment to Conn's, Inc. Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.3 to Form 10-K for the annual period ended January 31, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on March 27, 2014)

3.1.4
Certificate of Amendment to the Certificate of Incorporation of Conn's, Inc. as filed on May 29, 2014 (incorporated herein by reference to Exhibit 3.1.4 to Conn's, Inc. Form 10-Q for the quarterly period ended April 30, 2014 (File No. 001-34956) as filed with the Securities and Exchange Commission on June 2, 2014)

3.2
Amended and Restated Bylaws of Conn's, Inc. effective as of December 3, 2013 (incorporated herein by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended October 31, 2013 (File No. 001-34956) as filed with the Securities and Exchange Commission on December 6, 2013)

4.1
Specimen of certificate for shares of Conn's, Inc.'s common stock (incorporated herein by reference to Exhibit 4.1 to registration statement on Form S-1 (File No. 333-109046) as filed with the Securities and Exchange Commission on October 29, 2003)

10.1
Fourth Amended and Restated Loan and Security Agreement, dated May 23, 2018, by and among the Company, as parent and guarantor, Conn Appliances, Inc., Conn Credit I, LP and Conn Credit Corporation, Inc., as borrowers, certain banks and financial institutions named therein, as lenders, and Bank of America N.A., in its capacity as agent for lenders (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-34956) as filed with the Securities and Exchange Commission on May 24, 2018)

10.2*	Letter Agreement, dated as of June 6, 2018, by and between Conn’s Inc. and Anchorage Capital Group, L.L.C.
11.1	Statement re: computation of earnings per share (incorporated by reference to Note 1 to the condensed consolidated financial statements included in this Form 10-Q)
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer) (filed herewith)
31.2	Rule 13a-14(d)/15d-14(d) Certification (Chief Financial Officer) (filed herewith)
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer) (furnished herewith)
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2019, filed with the SEC on September 4, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at July 31, 2018 and January 31, 2018, (ii) the consolidated statements of operations for the three and six months ended July 31, 2018 and 2017, (iii) the consolidated statements of cash flows for the six months ended July 31, 2018 and 2017 and (iv) the notes to consolidated financial statements.

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONN'S, INC.

Date:	September 4, 2018

By:	/s/ Lee A. Wright
Lee A. Wright
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the registrant)